Form 10-K
period 1993-12-31
SMITH A O CORP
filed 1994-03-23
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

    X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1993

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from  _________  to __________

   Commission File Number 1-475


                             A. O. SMITH CORPORATION

             Delaware                           39-0619790
        (State of Incorporation)           (IRS Employer ID Number)

                P. O. Box 23972, Milwaukee, Wisconsin 53223-0972
                            Telephone: (414) 359-4000

   Securities registered pursuant to Section 12(b) of the Act:

                              Shares of Stock Outstanding     Name of Each Exchange on
    Title of Each Class              February 23, 1994              Which Registered


    Class A Common Stock               6,081,297               American Stock Exchange
    (par value $5.00 per
    share)

    Common Stock                       14,734,569              American Stock Exchange
    (par value $1.00 per
    share)


   Securities registered pursuant to Section 12(g) of the Act:  None.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
   filing requirements for the past 90 days.   Yes  X       No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
   amendment to this Form 10-K.   / X /

   The aggregate market value of voting stock held by nonaffiliates of the registrant was $25,664,209 for Class A Common Stock and $499,874,253 for Common Stock as of February 23, 1994.

   Documents Incorporated by Reference:

     1. Portions of the Corporation's definitive Proxy Statement dated March 3, 1994 for an April 13, 1994 Annual Meeting of Stockholders are incorporated by reference in Part III

                                     PART I


   ITEM 1 - BUSINESS

   A. O. Smith Corporation, a Delaware corporation organized in 1916, its subsidiaries and its affiliates (hereafter collectively called the "Corporation" unless the context otherwise requires) are engaged in four business segments. These segments are Original Equipment Manufacturer ("OEM") Products, Water Products, Agricultural Products, and Other Products.

   The Corporation's principal OEM Products business is the Automotive Products Company, a supplier of truck and automobile structural components and assemblies. OEM Products also includes the Electrical Products Company which produces fractional horsepower and hermetic electric motors. Included in Water Products is the Water Products Company, a leading manufacturer of residential and commercial gas, oil, and electric water heating systems. Agricultural Products consists of two units.
   A. O. Smith Harvestore Products, Inc. (Harvestore) is a manufacturer of agricultural feed storage and handling systems, for which AgriStor Credit Corporation (AgriStor) provides financing, and industrial and municipal water and bulk storage systems. The Corporation intends to sell Harvestore and is in the process of liquidating Agristor. Other Products consist of Smith Fiberglass Products Inc. which manufactures reinforced thermosetting resin piping. Information regarding industry segments is provided in Note 13 to the Consolidated Financial Statements which appear elsewhere herein.

   The following table summarizes revenues by segment for the Corporation's operations. This segment summary and all other information presented in this section should be read in conjunction with the Consolidated Financial Statements and the Notes thereto which appear elsewhere herein.

                                Years Ended December 31 (Dollars in Millions)

                                  1993       1992       1991      1990         1989
   OEM Products
     Automotive Products
      Truck frames             $  487.2    $  419.1     $318.5    $338.4   $  348.1
      Axles                        17.6        36.9       55.2      63.8       71.6
      Other                       101.5        71.6       52.4      60.1       76.0
                                   -----      ------     -----     -----     -------
        Total Automotive          606.3       527.6      426.1     462.3      495.7

     Electrical Products          242.5       225.6      205.1     222.2      251.8
                                  -----       ------     -----     -----     -------
      Total OEM Products          848.8       753.2      631.2     684.5      747.5

   Water Products                 248.1       215.2      194.6     197.6      179.0

   Agricultural Products           38.1        34.0       36.1      42.4       39.5

   Other                           58.9        43.9       53.9      53.1       49.8
                                   -----      ------     -----     -----     -------

   Total Corporation           $1,193.9    $1,046.3     $915.8    $977.6   $1,015.8
                                =======     =======     ======     =====    =======


   OEM PRODUCTS
   Automotive Products

   Automotive sales in 1993 of $606.3 million, or 51 percent of total Corporation revenues, increased almost 15 percent from previous year sales due to continued strength in both the light and heavy truck segments plus added volume in the passenger car segment. As a result of increased volume, Automotive Products showed improved operating profits over 1992.

   The largest product group within Automotive Products continues to be truck frames and components which accounted for slightly more than 80 percent of Automotive Products' sales and 41 percent of the Corporation's revenues. The company continues to hold its lead position in truck frame manufacturing in the United States and Canada, supplying more than 30 percent of the 1993 market.

   Automotive Products had two product launches during 1993. The company began to ship full frame assemblies for a Mazda pick-up truck in the spring. During the third quarter, the company began production of a new full frame assembly in Milwaukee, Wisconsin, for Chrysler's Dodge Ram pick-up truck.

   In 1994, the Granite City, Illinois, plant will begin shipping engine cradles for a new Ford Windstar mini-van and Lincoln Continental, and for the new Ford Contour and Mercury Mystique. The Milan, Tennessee, plant will build trailing axles for the Ford mini-van and will manufacture a new structural assembly for Toyota U.S.A. The company expects capital expenditures to increase in 1994 to support these and additional new product launches.

   Automotive Products has contracts, some of which are subject to economic price adjustments, to supply frame assemblies and components to Ford, General Motors and Chrysler in the light truck class. The company is also a supplier of truck frames to most domestic producers of medium and heavy-duty trucks, such as Ford, Navistar International, General Motors, Freightliner and Paccar.

   The company believes the North American market will grow in 1994. Longer term, the products now under development, combined with continuing strength in the economy could result in Automotive's sales surpassing $800 million by 1996.

   The company's products are sold in highly competitive markets with its principal competitors including Dana Corporation and vertically integrated units of Ford, General Motors, and Chrysler.

   The following table summarizes sales to the company's three largest automotive customers:

                                Years Ended December 31 (Dollars in Millions)
                                 1993     1992     1991     1990     1989
      Ford
       Sales                   $266.9    $219.3   $177.5   $179.8    $171.3
       Percentage of total
         Corporation revenues    22.4%     21.0%    19.4%    18.4%     16.9%

      General Motors
       Sales                   $132.0    $148.1   $115.6   $136.3    $169.6
       Percentage of total
         Corporation revenues    11.1%     14.2%    12.6%    13.9%     16.7%

      Chrysler
       Sales                   $118.2    $ 96.7   $ 75.8   $ 96.8    $106.2
       Percentage of total
         Corporation revenues     9.9%      9.2%     8.3%     9.9%     10.5%

           Total                 43.4%     44.4%    40.3%    42.2%     44.1%



   Electrical Products

   The Corporation's sales of electric motors which are included in the OEM Product segment totalled $242.5 million, or 20 percent of total Corporation revenues in 1993. This represents a 7 percent increase over the previous year's sales of $225.6 million. Although Electrical Products' sales increased in 1993, profits declined from 1992 levels due in part to the costs and lower initial productivity associated with transferring the hermetic motor production from Mt. Sterling, Kentucky to Mebane, North Carolina location.

   Product lines include jet pump motors sold to manufacturers of home water systems, swimming pools, hot tubs and spas plus fan motors used in furnaces, air conditioners and ceiling fans as well as fractional horsepower motors used in other consumer products. Hermetic motors are sold to almost every U.S. manufacturer of compressors and are used in air conditioning and refrigeration systems. In addition to selling its products directly to OEMs, Electrical Products also markets its products through a distributor network which sells to both OEMs and the related after-market.

   The company has maintained a reduced break-even point, which remains more than 20 percent lower than in 1989. This improved cost structure has roughly coincided with a competitive period in the motor industry and has accounted for the company's ability to remain profitable during this time. Electrical Products has reduced costs through increased productivity and higher output from its Mexican facilities and reduced manufacturing conversion costs throughout the organization. An improved economy should have a positive effect on Electrical Products' 1994 sales and earnings.

   Motor efficiency and environmental concerns are two areas influencing product development. Electrical Products is working with new materials and variable speed designs that can improve the efficiency of both hermetic and fractional horsepower motors. Work continues on new motors and motor insulation materials that are compatible with refrigerants that do not deplete the ozone layer.

   The company's principal products are sold in highly competitive markets with its major competitors being Emerson Electric, General Electric, Magnetek, Inc., Fasco and vertically integrated customers.

   WATER  PRODUCTS

   Sales in 1993 were a record $248.1 million which represented 21 percent of total Corporation revenues. Sales were up over 15 percent compared to 1992 sales of $215.2 million, as the company gained market share in residential water heaters and increased unit volume in higher margin commercial heaters. Operating profits also set new highs increasing 33% percent over the prior year, which is the result of increased volume and improved pricing. Water Products believes it is the most consistently profitable water heater supplier in the extremely competitive U. S. market.

   Water Products markets residential gas and electric water heaters through a diverse network of plumbing wholesalers. About 80 percent of Water Products' sales is in the less cyclical replacement market although the new housing market is an important segment as well. The company's residential plants were able to adjust easily to 1993's increase in volume without significantly increasing costs. The residential water heater market remains highly competitive with Water Products and three other manufacturers supplying over 90 percent of market requirements.

   Water Products markets commercial water heating systems through a diverse network of plumbing wholesalers and manufacturers' representatives. Commercial water heating systems are used in a wide range of applications including schools, nursing homes, hospitals, prisons, hotels, motels, laundries, restaurants, stadiums, amusement parks, car washes, and other large users of hot water. The commercial market is characterized by a much broader range of competitors than the residential market.

   The company expects both sales and profits will increase in 1994 due primarily to new product introductions and an improving economy. In addition, Water Products intends to grow through the selective addition of quality distribution, possible acquisitions and further expansion of its international presence.

   The principal competitors in the Water Products segment are Rheem-Rudd, State Industries, Bradford-White and SABH, Inc. Water Products believes it continues to be the largest manufacturer of commercial water heaters and the fourth largest manufacturer of residential water heaters in the United States.


   AGRICULTURAL PRODUCTS

   Agricultural Products includes Harvestore and AgriStor. Harvestore sales in 1993 were $33.3 million, which were about 20 percent higher than 1992 sales of $27.7 million. The increase was attributable to demand for water and agricultural waste storage systems. Harvestore's operating profits were much improved over 1992. AgriStor revenues in 1993 were $4.8 million, down 25 percent from $6.4 million in 1992. The lower revenues resulted from a decline in the size of Agristor's lending portfolio and represents management's continued progress toward its goal of phasing out of the agricultural finance business. Agricultural Products sustained a net loss of $4.8 million between Harvestore and Agristor operations which include additional reserve provisions taken during the year.

   Harvestore manufactures and markets agricultural feed storage and handling systems, and industrial and municipal water and bulk storage systems. Harvestore products are distributed through a network of independent dealers. AgriStor assists farm customers in the financing of Harvestore[R] equipment out of offices in Milwaukee, Wisconsin; Columbus, Ohio; and Memphis, Tennessee.

   A good backlog of Slurrystore[R] systems orders combined with the recovery in industrial capital spending will benefit Harvestore in 1994.
   Harvestore expects sales and earnings to increase in 1994.

   Stable interest rates and adequate milk prices also will have a positive impact on Agristor's operations. The Corporation expects its agricultural operations loss in 1994 to be less than it was in 1993.

   Harvestore's principal competitor in the municipal and industrial segment is U.S. Filter.


   OTHER PRODUCTS

   Other Products consists essentially of Smith Fiberglass Products Inc. Sales of Smith Fiberglass Products Inc. totaled $58.9 million in 1993; up 34 percent from 1992 sales of $43.9 million. Strong recoveries in the service station and petroleum production markets were largely responsible for the increase in sales. The company doubled its profits compared to 1992 due primarily to this resurgence in sales.

   Smith Fiberglass manufactures reinforced thermosetting resin piping used to carry corrosive materials. Typical applications include chemical and industrial plant piping, oil field piping, and underground distribution at gasoline service stations. Smith Fiberglass also manufactures high pressure fiberglass piping systems used in the petroleum production industry. Its products are sold through a network of distributors.

   Smith Fiberglass should have another good year in 1994. The company expects to increase its presence in international markets, expand participation in the petroleum marketing segment and aggressively pursue the chemical and industrial markets.

   Smith Fiberglass has two principal competitors which are Ameron Corporation and Fibercast Company.


   Raw Material

   Raw materials for the Corporation's operations, which consist primarily of steel, copper and aluminum, are generally available from several sources in adequate quantities.


   Seasonality

   The Corporation's third quarter revenues and earnings have traditionally been lower than the other quarters due to Automotive Products' model year changeovers and customer plant shutdowns.


   Research and Development, Patents and Trademarks

   The Corporation conducts new product and process development at its Corporate Technology Center in Milwaukee, Wisconsin, and at its operating unit locations. The objective of this activity is to increase the competitiveness of A. O. Smith and generate new products to fit the Corporation's market knowledge. Total expenditures for research and development in 1993, 1992 and 1991 were approximately $7.6 million, $6.5 million, and $6.1 million, respectively.

   The Corporation owns and uses in its businesses various trademarks, trade names, patents, trade secrets and licenses. While a number of these are important to the Corporation, it does not consider a material part of its business to be dependent on any one of them.


   Employees

   The Corporation and its subsidiaries employed approximately 10,800 persons in its operations as of December 31, 1993.


   Backlog

   Normally none of the Corporation's operations sustain significant backlogs.


   Environmental Laws

   Compliance with federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect and is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Corporation. See ITEM 3.


   Foreign Sales

   Total export sales from the U.S. were $71 million, $48 million, and $49 million in 1993, 1992, and 1991, respectively. The increase in export sales from 1992 to 1993 was largely attributable to increased Automotive Products Company exports to Canada. The amount of revenue and operating profit derived from, or the assets attributable to, sales outside the North American geographic area are not a substantial portion of total Corporation operations.

   ITEM 2 - PROPERTIES

   The Corporation manufactures its products in 35 locations worldwide.
   These facilities have an aggregate floor space of approximately 8,927,000 square feet and are owned by the Corporation with the exception of the following leased facilities: four Automotive Products plants, two of which are approximately 124,000 square feet each, located in Corydon, Indiana and Rockford, Illinois, a plant of approximately 39,000 square feet in Bowling Green, Kentucky and a fourth plant of approximately 41,000 square feet located in Barrie, Ontario, Canada; a Water Products Company plant with floor space of approximately 84,000 square feet located in Seattle, Washington and a second plant of approximately 100,000 square feet in El Paso, Texas; and a Smith Fiberglass plant in Little Rock, Arkansas, with floor space of approximately 45,000 square feet. A 258,000 square foot facility for the Electrical Products Company in Mt. Sterling, Kentucky, a 533,000 square foot facility for the Automotive Products Company in Milan, Tennessee, and a 237,000 square foot facility for the Smith Fiberglass plant in Little Rock, Arkansas are being acquired on a lease-purchase basis and have been capitalized for accounting purposes. Included in the above totals are approximately 478,000 square feet of domestic floor space in DeKalb, Illinois, occupied by the Corporation's agricultural operations and which is being held for sale.

   Of the Corporation's facilities, thirteen are foreign plants with approximately 1,142,000 square feet of space, including approximately 442,000 square feet which are leased.

   The manufacturing plants presently operated by the Corporation are listed below by industry segment. This data excludes six plants operated by a Mexican affiliate.


                           United States                      Foreign
   OEM Products
    -Automotive Products   Milwaukee, WI; Milan, TN;          Barrie, Canada
     (4,994,000 sq. ft.)   Granite City, IL; Belcamp, MD;
                           Corydon, IN; Rockford, IL (2);
                           Bellevue, OH; Bowling Green, KY;
                           Williston, FL

    -Electrical Products   Tipp City, OH; Mebane, NC;         Bray, Ireland;
     (1,616,000 sq. ft.)   Upper Sandusky, OH;                Acuna, Mexico;

                           Mt. Sterling, KY                   Monterrey, Mexico;
                                                              Juarez, Mexico (5)

   Water Products          McBee, SC; Seattle, WA;            Stratford, Canada (2);
    (1,402,000 sq. ft.)    El Paso, TX; Florence, KY          Veldhoven,
                                                                The Netherlands;
                                                              Juarez, Mexico

   Agricultural Products   DeKalb, IL
    (478,000 sq. ft.)

   Other                   Little Rock, AR (2);
    (437,000 sq. ft.)      Wichita, KS


   The principal equipment at the Corporation's facilities consist of presses, welding, machining, slitting and other metal fabricating equipment, winding machines, and furnace and painting equipment. The Corporation regards its plant and equipment as well-maintained and adequate for its needs. Multishift operations are used where necessary.


   ITEM 3 - LEGAL PROCEEDINGS


   As of December 31, 1993, the Corporation and Harvestore were defendants in 26 cases alleging damages for economic losses claimed to have arisen out of alleged defects in Harvestore animal feed storage equipment. Some plaintiffs are seeking punitive as well as compensatory damages. The Corporation believes that a significant number of these claims were related to the deteriorated general farm economy at the time suit was commenced, including those filed in 1993. The Corporation and Harvestore continue to vigorously defend these cases.

   In 1993, nine new cases were filed and 38 cases were concluded. One of the cases filed during 1993 is a New York state court action and contains class action allegations, and names the Corporation, Harvestore and two of its dealers as defendants. Among the many motions the defendants have filed in this action is one to stay the action pending the ruling on class action certification requested by the plaintiffs in a lawsuit pending in the Federal District Court for the Southern District of Ohio. Based on the facts currently available to management and its prior experience with lawsuits alleging damages for economic loss resulting from use of the Harvestore animal feed storage equipment, management is confident that the motion for class certification in the Ohio lawsuit can be defeated and that the lawsuit does not represent a material threat to the Corporation. The Corporation believes that any damages, including any punitive damages, arising out of the pending cases are adequately covered by insurance and recorded reserves. The Corporation reevaluates its exposure periodically and makes adjustment of its reserves as appropriate. A lawsuit for damages and declaratory judgments in the Circuit Court of Milwaukee County, State of Wisconsin, in which the Corporation and Harvestore are plaintiffs, is pending against three insurance companies for failure to pay in accordance with liability insurance policies issued to the Corporation. The insurers have failed to pay, in full or in part, certain judgments, settlements and defense costs incurred in connection with pending and closed lawsuits alleging damages for economic losses claimed to have arisen out of alleged defects in Harvestore animal feed storage equipment. While the Corporation has, in part, assumed applicability of this coverage, an adverse judgment should not be material to its financial condition.

   As part of its routine business operations, the Corporation disposes of and recycles or reclaims certain industrial waste materials, chemicals and solvents at disposal and recycling facilities which are licensed by appropriate federal, state and local agencies. In some instances, when those facilities are operated such that hazardous substances contaminate the soil and groundwater, the United States Environmental Protection Agency ("EPA") will designate the contaminated sites as Superfund sites, and will designate those parties which are believed to have contributed hazardous materials to the sites as potentially responsible parties ("PRPs"). Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA" or the "Superfund" law) and similar state laws, each PRP that contributes hazardous substances to a Superfund site is jointly and severally liable for the costs associated with cleaning up the site. Typically, PRPs negotiate with the EPA and those state environmental agencies that are involved in the matter regarding the selection and implementation of a plan to clean up the Superfund site and the terms and conditions under which the PRPs will be involved in process. PRPs also negotiate with each other regarding allocation of each PRP's share of the clean up costs.

   The Corporation is currently involved as a PRP in judicial and administrative proceedings initiated on behalf of the EPA seeking to clean up the environment at fifteen Superfund sites and to recover costs it has or will incur as a result of the clean up. Certain state environmental agencies have also asserted claims to recover their clean up costs in some of these actions. The sites are as follows:

      Two separate sites in Kentucky involving related storage and disposal facilities. Proceedings were commenced on behalf of the EPA in the United States District Court for the District of Kentucky, Louisville Division in March, 1988 with respect to these sites. A consent decree allocating liability among the PRPs for costs of remediation at the sites and the response costs of the EPA and the Commonwealth of Kentucky was executed by the Corporation in September, 1993. It is anticipated that the consent decree will be entered by the Court in 1994.

      A site in Indiana used for storage, treatment, recycling and disposal of waste chemicals. In January, 1984, the Company and several other PRPs became parties to an action that had been pending in the United States District Court for the District of Indiana since January, 1980 regarding this site. In July, 1988, the Corporation executed a consent decree allocating liability among the PRPs for costs of remediation at the site and the EPA's response costs. Remediation is well underway at the site.

      A municipal landfill in Michigan is the subject of a proceeding that was filed on behalf of the EPA in the United States District Court for the Western District of Michigan in this case in April, 1991. The final remedy has been selected and a consent decree has been executed by the PRPs and the EPA. The consent decree was entered by the Court in 1991. The bulk of the work on the remedy is expected to begin in 1995.

      A county owned incinerator, ash disposal lagoon and landfill in Ohio.
      A proceeding was commenced on behalf of the EPA in the United States District Court for the Southern District of Ohio, Western Division regarding this site in December, 1989. The final remedy has been selected and the consent decree, which was executed by the PRPs and the EPA, was entered by the Court in March, 1993. Work on the remedy began shortly after the consent decree was entered and has been progressing.

      An industrial and municipal waste landfill in Wisconsin. Separate proceedings were commenced on behalf of the EPA and the State of Wisconsin in the United States District Court for the Eastern District of Wisconsin in November, 1991 relative to this site. The two actions which were consolidated into a single matter in 1992. The consent decree entered into by the PRPs, the EPA and the State of Wisconsin divides the site into two operable units, the first of which deals with soil remediation and an interim groundwater remedy and the second of which is anticipated to deal with the long term groundwater remedy. Work on the design of the remedy for the first operable unit is underway. At this time, the extent to which remedial action will be required with respect to the second operable unit has not been determined.

      A drum disposal site in Wisconsin. In September, 1992, the Corporation joined a group of PRPs that attempted to negotiate with other PRPs and the EPA to come to agreement as to the respective liabilities of the PRPs involved at the site, the implementation of a plan to clean up the site, and the terms and conditions under which the PRPs would be involved in the process. In May, 1993, after those negotiations stalled, the EPA issued an order to 17 of the PRPs, one of which was the Corporation, under Section 106 of CERCLA requiring them to take certain measures to clean up the site. Since then negotiations resumed and settlement was reached among the PRPs with respect to some, but not all of the issues related to liability under the Section 106 order.
      The clean up has proceeded as directed by the EPA.

      A former mining site in Colorado. The Corporation held the majority of stock of a Colorado mining operation for a period of time beginning in 1936 and ending in 1942. Because of that stock ownership, the Corporation was notified by the EPA in March, 1993 that it is a PRP at the site. Estimates of clean up costs at this site have been as high as $100,000,000. The Corporation believes that a large majority of those costs relate to contamination caused by a corporation that worked the mine in the 1980s, and the EPA has indicated that it does not believe the Corporation is responsible to remediate the damage caused by those operations. The EPA is not bound by that initial determination and may seek to impose joint and several liability upon the PRPs at the site. However, the Corporation believes that it has valid defenses to any liability at this site. It is impossible at this time to reasonably estimate the Corporation's liability at this site, if any.

      A manufacturing facility in Indiana. In January, 1994 the Corporation received a general notice of potential liability from the EPA concerning a plant site the Corporation operated in Indiana for a brief period of time in the mid-1980s. Based upon a preliminary investigation into this matter, the Corporation believes that a viable business has a valid obligation to the Corporation to investigate and remediate contamination at this site at the cost and expense of the other business.

      A drum recycling facility. In 1992, the EPA commenced an action against a small group of PRPs in the United States District Court for the Western District of Michigan to recover its response costs and require the PRPs to clean up a Superfund site in Michigan. Those PRPs believe they have valid defenses to any liability at this site and have filed a motion for summary judgment in this matter. Those PRPs had previously commenced a third party contribution action against approximately eighty other parties which were involved at the subject site but were not named as defendants in the EPA's action. The Corporation became a third party defendant to that action in January, 1994.

   CERCLA provides that the EPA has authority to enter into de minimis settlement agreements with those PRPs that are believed to have contributed relatively small ("de minimis") amounts of materials to a Superfund site as compared to major contributors at the site. The Corporation has settled its liability at sites in Indiana and Arkansas as a de minimis party. Under those settlement agreements, the Corporation may have additional liability to participate in cleaning up the affected site under certain circumstances, such as: changes in the scope of remedial action are required to the extent that costs to clean up the site are substantially increased, or new information is discovered that indicates that the Corporation contributed more or different materials to the site than was previously believed. There is no information at this time which would indicate that the Corporation will incur any material additional liability at either site. Further, the Corporation has joined with similarly situated PRPs to negotiate settlements as de minimis parties at three sites in Indiana and Illinois.

   Based upon information compiled by the Corporation, the estimate of known and estimated cleanup costs for all parties at all sites involving claims filed by the EPA where the Corporation has been designated a PRP is approximately $232 million. The Corporation's estimate of the portion of the total for which the Corporation is or may be responsible is approximately $5.0 million, of which $3.6 million has been contributed towards the cleanup costs by the Corporation and its insurance companies. The balance of the identified potential cleanup costs is covered by insurance and established reserves set by the Corporation which are believed to be adequate to cover the Corporation's obligations with respect to the unpaid balance of the claims. To the best of the Corporation's knowledge, the insurers have the financial ability to pay any such covered claims. The Corporation reevaluates its exposure periodically and makes adjustment of its reserves as appropriate.

   The above cost estimates are not complete. It is impossible at this time to estimate the total cost of remediation for all of the sites, or the Corporation's ultimate share of those costs, for a variety of reasons. Many of the reasons are related to the fact that the sites are in various stages of the remediation process. For example, the investigation of the extent of remediation has not been completed at all sites; at several sites the final remedy has not been selected; negotiations concerning the Corporation's liability relative to the liability of the other PRPs continue at some sites; and for others, even though the remedy has been selected, final cost estimates have not been determined. Other uncertainties are based upon the current status of the law. Key issues that have not been resolved include the extent to which costs associated with the sites are recoverable from insurers, the extent to which joint and several liability can be imposed upon PRPs at the various sites, and the viability of defenses asserted by the PRPs. It is impossible to determine at this time how the courts will resolve those issues.

   With the exception of the former mining site in Colorado discussed above, the amount allocated to the Corporation at any specific site, or in the aggregate for all sites, is not expected to be material. Concerning the former mining site, a judgment as to materiality is premature given the early stage of the investigation, the uncertainty regarding appropriate remediation and its costs, and the potential liability of governmental agencies in this case.

   Over the past several years, the Corporation has self-insured a portion of its product liability loss exposure and other business risks. The Corporation has established reserves which it believes are adequate to cover incurred claims. For the year ended December 31, 1993, the Corporation had $60 million of third-party product liability insurance for individual losses in excess of $1.5 million and for aggregate losses in excess of $10 million.

   In March 1992, a subsidiary of the Corporation, Smith Fiberglass Products Inc. (Smith Fiberglass), won a patent infringement suit filed against a competitor. A judgment was entered in favor of Smith Fiberglass. The judgment was appealed by the defendant. However, the Court of Appeals affirmed the award in 1993 and Smith Fiberglass recognized the judgment which amounted to $1.9 million after recognition of legal fees as other income in the second quarter of 1993.

   A lawsuit initiated by the Corporation in connection with previously concluded antitrust action involving a former subsidiary was terminated in the second quarter of 1993 with a favorable settlement of $2.8 million which was included as other income.

   Reference also Note 12 in the Notes to the Consolidated Financial
   Statements.

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the security holders during the fourth quarter of 1993. The voting results from the Annual Meeting of Stockholders held on April 7, 1993 were previously reported in the Corporation's quarterly report on Form 10-Q for the quarter ended June 30, 1993.


   EXECUTIVE OFFICERS OF THE CORPORATION


   ROBERT J. O'TOOLE

      Chairman of the Board of Directors, President, and Chief Executive
      Officer

      Mr. O'Toole, 53, became chairman of the board of directors on March 31, 1992. He is a member of the Investment Policy Committee of the board. He was elected chief executive officer in March 1989. From November 1990 to May 1992, he served as head of the A. O. Smith Automotive Products Company, a division of the Corporation. He was elected president, chief operating officer and a director in 1986. He is a director of Firstar Bank Milwaukee, N.A. Mr. O'Toole joined the Corporation in 1963.


   GLEN R. BOMBERGER

      Executive Vice President, Chief Financial Officer and Director

      Mr. Bomberger, 56, has been a director and executive vice president and chief financial officer of the Corporation since 1986. He is a member of the Investment Policy Committee of the board of directors. He is currently a director and vice president-finance of Smith Investment Company. He is a director of Portico Funds, Inc. Mr. Bomberger joined the Corporation in 1960.


   DONALD L. DUNAWAY

      Executive Vice President

      Mr. Dunaway, 56, became executive vice president in 1986. He is a trustee of the Kemper Mutual Funds. Mr. Dunaway joined the Corporation in 1963. He will retire effective April 30, 1994.


   RODNEY A. LEMENSE

      Executive Vice President

      Mr. LeMense, 56, became executive vice president in 1986. Since July 1990, he has also been the president of A. O. Smith Water Products Company, a division of the Corporation. He is a director of The Oilgear Company. He joined the Corporation in 1957. Mr. LeMense will retire effective March 31, 1994.


   JOHN A. BERTRAND

      President ~ A. O. Smith Electrical Products Company

      Mr. Bertrand, 55, has been president of A. O. Smith Electrical Products Company, a division of the Corporation, since 1986. Mr. Bertrand joined the Corporation in 1960.


   CHARLES J. BISHOP

      Vice President ~ Corporate Technology

      Dr. Bishop, 52, has been vice president-corporate technology since 1985. Dr. Bishop joined the Corporation in 1981.


   DONALD M. HEINRICH

      Vice President ~ Business Development

      Mr. Heinrich, 41, was elected vice president-business development in October 1992. Previously, from 1990 to 1992, he was president of DM Heinrich & Co., a financial advisory firm. From 1983 to 1990, he was senior vice president of Shearson Lehman Brothers, an investment banking firm.


   SAMUEL LICAVOLI

      President ~ A. O. Smith Automotive Products Company

      Mr. Licavoli, 52, was appointed president of A. O. Smith Automotive Products Company, a division of the Corporation, in May 1992. Previously, from 1988 to 1992, he was senior vice president, and from 1984 to 1988, vice president of operations for Walker Manufacturing Company's OEM division, an automotive products company.


   EDWARD J. O'CONNOR

      Vice President ~ Human Resources and Public Affairs

      Mr. O'Connor, 53, has been vice president-human resources and public affairs for the Corporation since 1986. He joined the Corporation in 1970.


   W. DAVID ROMOSER

      Vice President, General Counsel and Secretary

      Mr. Romoser, 50, was elected vice president, general counsel and secretary on March 1, 1992. Prior thereto, he was vice president, general counsel and secretary from 1988 to 1992 and general counsel and secretary from 1982 to 1988 of Amsted Industries Incorporated, a manufacturer of railroad, building and construction and industrial products.


   THOMAS W. RYAN

      Vice President, Treasurer and Controller

      Mr. Ryan, 47, was elected controller in February 1990, and was elected treasurer of the Corporation in 1987. He joined the Corporation in 1985 as vice president and assistant controller.


   JAMES C. SCHAAP

      President ~ A. O. Smith Harvestore Products, Inc.

      Mr. Schaap, 52, has been president of A. O. Smith Harvestore Products, Inc., a subsidiary of the Corporation, since 1988. He joined the Corporation in 1977.

   WILLIAM V. WATERS

      President ~ Smith Fiberglass Products Inc.

      Mr. Waters, 59, has been president of Smith Fiberglass Products Inc., a subsidiary of the Corporation, since 1988. Previously, he served as vice president and controller for Smith Fiberglass Products since 1984. Mr. Waters joined the Corporation in 1960.


   MICHAEL W. WATT

      President ~ A. O. Smith Water Products Company

      Mr. Watt, 49, was named president of A. O. Smith Water Products Company, a division of the Corporation, on January 1, 1994.
      Previously, he was executive general manager from June 1988 to June 1991 and president from June 1991 to September 1993 of SABH
      International Group, a manufacturer of water heaters.

                                     PART II

   ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) Market Information. Both classes of A. O. Smith Corporation stock are listed on the American Stock Exchange. The symbols for these classes of the Corporation's stock are: SMCA for the Class A Common Stock and SMC for the Common Stock. Firstar Trust Company, P. O. Box 2077, Milwaukee, Wisconsin 53201 serves as the registrar, stock transfer agent and the dividend reinvestment agent for both classes of the Corporation's stock.

      Quarterly Common Stock Price Range (split adjusted dollars per share)

     1993                 1st Qtr.   2nd Qtr.   3rd Qtr.  4th Qtr.
     Class A Common
      High                 22-7/16     26-1/2         30    35-7/8
      Low                  17-7/16    19-1/16     23-1/4    26-3/4

     Common Stock
      High                  22-5/8     26-7/8         30    35-3/4
      Low                   17-3/8     18-1/2     23-1/8    26-1/2

     1992                 1st Qtr.   2nd Qtr.   3rd Qtr.  4th Qtr.

     Class A Common
      High                  13-1/8     17-3/4    18-3/16  18-15/16
      Low                  9-11/16         13     13-1/2        12

     Common Stock
      High                      13     17-5/8     18-1/8    19-1/8
      Low                  8-15/16     12-7/8     13-1/2  11-15/16


      (b) Holders. As of January 31, 1994, the approximate number of holders of Class A Common Stock and Common Stock were 700 and 1300, respectively.

      (c) Dividends. Dividends paid on the preferred (which was redeemed in 1992) and common stock are shown in Note 14 to the Consolidated Financial Statements appearing elsewhere herein. The Corporation's credit agreements contain certain conditions and provisions which restrict the Corporation's payment of dividends. Under the most restrictive of these provisions, retained earnings of $72.1 million were unrestricted as of December 31, 1993.


   ITEM 6 - SELECTED FINANCIAL DATA
   (Dollars in Thousands, except per share amounts)

                                                                       Years ended December 31
                                              1993           1992            1991          1990          1989
   Net Revenues                         $1,193,870     $1,046,345        $915,833      $977,586     $1,015,779

   Earnings (loss)
     Continuing operations                  42,678         27,206           3,450        22,397         (7,267)
     Cumulative effect of
      accounting changes                        --        (44,522)             --            --             --
     Extraordinary item                                        --              --            --         (4,594)
   Net earnings (loss)                      42,678        (17,316)          3,450        22,397        (11,861)
   Net earnings (loss) applicable
    to common stock                         42,678        (18,172)             25        18,824        (15,503)

   Primary earnings (loss) per share
    of common stock
     Earnings before cumulative effect
      of accounting changes                  $2.08          $1.40           $ .00         $1.19          $(.69)

     Realization of tax credits                .00            .08             .00           .00            .00
                                             -----          -----           -----         -----          -----
     Earnings before effect of
      postretirement benefits                 2.08           1.48             .00          1.19           (.69)
     Change in postretirement
      benefits, net of taxes                   .00          (2.44)            .00           .00            .00
     Extraordinary item                        .00            .00             .00           .00           (.29)
                                             -----          -----           -----         -----          -----
     Net earnings (loss)                     $2.08          $(.96)          $ .00         $1.19          $(.98)
                                             =====          =====           =====         =====          =====

   Fully diluted earnings (loss) per
    share of common stock
     Earnings before cumulative effect
      of accounting changes                  $2.08         $ 1.33           $ .00         $1.12          $(.69)*
     Realization of tax credits                .00            .08             .00           .00            .00
                                             -----          -----           -----          ----          -----
     Earnings before effect of
      postretirement benefits                 2.08           1.41             .00          1.12           (.69)*
     Change in postretirement
      benefits, net of taxes                   .00          (2.25)*           .00           .00            .00
     Extraordinary item                        .00            .00             .00           .00           (.29)*
                                             -----          -----           -----         -----           ----
     Net earnings (loss)                     $2.08          $(.84)*         $ .00         $1.12          $(.98)*
                                             =====          =====           =====         =====           ====

   Total assets                            823,099        768,987         754,332       788,292        795,719

   Long-term debt, including
     finance subsidiary                    190,574        236,621         249,186       244,710        239,336

   Total stockholders' equity              269,630        244,656         266,897       265,429        260,719

   Cash dividends per common share             .42**          .40             .40           .40            .40

   *  The impact of the assumed conversion in 1989 of the preferred stock is antidilutive.  For 1992, the net loss per share amounts are antidilutive because of the conversion of preferred stock.
   ** Excludes special dividend of .25 per share (split adjusted).

   As discussed in Notes 10 and 11 to the Consolidated Financial Statements, the Corporation changed its method of accounting for postretirement benefits other than pensions and income taxes effective January 1, 1992.


   ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Financial Review

   A. O. Smith Corporation achieved record earnings of $42.7 million or $2.08 per share in 1993 versus $28 million or $1.41 per share before a one-time charge for postretirement benefits in 1992. Three units, Automotive Products, Water Products and the Smith Fiberglass Products subsidiary, established new sales records in 1993 while increasing their profits over the prior year. Sales for the Electrical Products Company also increased over 1992, but profits of this company were adversely affected by costs associated with production transfer. Additional details of individual unit performance will be discussed later in this section.

   The Corporation's record operating results and improving prospects have favorably impacted the performance of its common stock over the last three years. Since the end of 1991 the market value of outstanding stock has quadrupled, increasing from $180 million to $740 million at December 31, 1993.

   Working capital at December 31, 1993 was $80.7 million compared to $62.6 million and $36.7 million at December 31, 1992 and 1991, respectively. Higher sales in 1993 resulted in increased working capital requirements, particularly for accounts receivable and inventories, which were partially offset by related increases in trade payables and accrued wages and benefits. In 1992, the Corporation's adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" resulted in an increase in working capital versus 1991 due to the classification of $20.5 million of deferred taxes as a current asset.

   Capital expenditures were $54.7 million in 1993 compared to $46.9 million in 1992 and $59.3 million in 1991. In addition, production equipment acquired under a master operating lease agreement totalled $10.9 million in 1993, $8.1 million in 1992 and $19.2 million in 1991. Capital spending in 1993 was up from 1992 levels due to new Automotive Products Company programs including a full frame assembly for the new Chrysler light truck; structural components for the Ford Contour and Windstar and the Mercury Mystique; and a suspension assembly for Toyota, U.S.A. Capital acquisitions in 1992 were down from 1991 levels primarily because the Automotive Products Company's regional assembly plants had been substantially completed.

   The Corporation projects that it will use approximately $73 million of internally generated funds and $13 million of operating lease financing to support 1994 planned capital acquisitions of $86 million. The majority of this money will be spent by Automotive Products Company to support new product programs including full frames for a new General Motors truck and the Ford Explorer; structural components for a Nissan light truck; and engine cradles for the Ford Taurus, Mercury Sable and Lincoln Continental.

   Long-term debt, excluding debt of the finance subsidiary, decreased from $174.3 million in 1992 to $148.9 million at the end of 1993. The long-term debt of the finance subsidiary has been reduced, as the planned liquidation of AgriStor Credit Corporation continued, from $62.3 million in 1992 to $41.7 million at December 31, 1993. As a result of these reduced debt levels and 1993 earnings, the debt-to-equity ratio, excluding the finance subsidiary, decreased from 71.2% at December 31, 1992 to 55.2% at the end of 1993. The Corporation anticipates that, given a continued economic rebound, debt and debt-to-equity levels will decline further during 1994.

   The Corporation drew a total of $30 million against facilities totalling $65 million with two insurance companies. These notes have 10-year terms and carry an average interest rate of approximately 6.8 percent.

   During the third quarter the Corporation redeemed, at a modest premium, $10 million in Granite City Industrial Revenue Bonds. The bonds, which had a coupon rate of 11.5%, were to mature on August 1, 2003.

   At a special meeting on January 26, 1993, shareholders approved charter amendments to change the name of the Corporation's Class B Common Stock to "Common Stock"; permit the holders of Class A Common Stock at any time, at their option, to convert to Common Stock on a share-for-share basis; and increase the number of authorized shares. These changes have increased the Corporation's financial flexibility and enhanced the liquidity of the Common Stock.

   On February 1, 1993, the Board of Directors declared a special, one-time dividend of $.25 per share, (split-adjusted), which was paid only to Common Stockholders (formerly Class B) of record as of March 8, 1993. Subsequent to the declaration of the special dividend on the Common Stock, split-adjusted shares totaling 4,019,366 of Class A Common Stock including 1,133,584 shares held in Treasury were converted by the holders into Common Stock.

   At its June 8, 1993 meeting, A. O. Smith Corporation's Board of Directors approved a 2-for-1 split of the Corporation's Class A and Common Stock effected in the form of a 100 percent stock dividend to shareholders on August 16, 1993. In addition, the Board of Directors increased the regular quarterly dividend by 10 percent to a split-adjusted $.11 per share on its common stocks (Class A and Common) for the last two quarterly dividend payments of 1993, resulting in a total of $.42 per share being paid versus $.40 per share in 1992. A. O. Smith Corporation has paid dividends on its common stock for 54 consecutive years.


   Results of Operations

   Revenues in 1993 were $1.19 billion establishing a record and surpassing 1992 revenues of $1.05 billion by 14 percent and 1991 revenues of $915.8 million by 30 percent. All of the Corporation's product operations reported double digit percentage increases in sales in 1993 with the exception of the Electrical Products Company where sales increased 7.5 percent over 1992. For the second consecutive year the Automotive Products Company provided the majority of the Corporation's year-to-year sales increase as the recovery in the domestic automotive industry which commenced in 1992 gained momentum in 1993.

   The Corporation's gross profit margin was 14.9 percent in 1993, representing a significant improvement from 13.6 percent and 11.1 percent gross margins in 1992 and 1991, respectively. The impact of increased volume was evident in the favorable trend in the gross margin.

   The Automotive Products Company achieved record sales of $606.3 million in 1993, reflecting a 14.9 percent increase from 1992 sales of $527.6 million and a 42.3 percent increase from 1991 sales of $426.1 million. The record sales were a result of several factors. Light trucks continued to be the vehicle of choice within the marketplace, as evidenced by the second straight year in which this market has demonstrated 11 percent growth. Automotive benefitted from the preference for this vehicle type over the past two years, since it is a supplier for such popular vehicles as the Ford Ranger, Econoline, and Explorer, General Motors GMT-400 and Suburban, and the recently introduced redesigned Dodge Ram pick-up. The successful launch of Chrysler's three new mid-sized LH model passenger cars also had a major impact on Automotive's sales growth in 1993. The excellent acceptance of these Chrysler vehicles resulted in additional production of engine cradles and rear suspension modules and resulted in a new line being placed in Automotive's plant in Belcamp, Maryland. Sales of heavy-truck related products also bolstered Automotive's sales as the number of heavy trucks sold during the year was the highest in the last five years.

   Operating profits at Automotive increased over 1992 which in turn reflected a significant improvement over the loss incurred in 1991. The favorable trend in earnings was a direct result of Automotive's position as a supplier of vehicles experiencing strong demand.

   The prognosis for 1994 is encouraging. In addition to the core of successful products for which Automotive is the supplier, several new launches will occur during the year. Shipment of engine cradles and rear trailing axles for the new Ford Windstar mini van will begin in the first quarter as will production of rear suspension assemblies for Toyota U.S.A. During the second quarter Automotive will commence manufacturing of engine cradles for the new Ford Contour/Mercury Mystique. Later in the year Automotive will begin producing cradles for the redesigned Lincoln Continental. Additional programs are being developed for subsequent years and with a new automotive products office in Yokohama, Japan, a very good opportunity exists for early involvement in future new products to be manufactured by the Japanese.

   Equity in the earnings of the Corporation's 40-percent owned Mexican affiliate, Metalsa S.A., was $2.3 million in 1993 compared to $3.5 million and $1.5 million in 1992 and 1991, respectively. In 1993, Metalsa's sales decreased approximately 10% due to a decline in automotive industry sales in Mexico. Earnings were lower than the prior year due to the lower sales, product mix, and certain restructuring costs. In 1992, Metalsa's sales increased about 8 percent over 1991 due to the improved Mexican economy and, in particular, strength in the automotive sector. This increase, combined with higher gross margins, lower administrative and interest costs, and a low effective tax rate due to the benefit of tax loss carryforwards, resulted in a significant increase in profits compared to 1991.

   Sales at the Electrical Products Company increased 7.5 percent in 1993 to $242.5 million from $225.6 million in 1992. Sales in 1991 were $205 million. The company has shown a steady growth in sales over the past two years despite weak market conditions and competitive pressures. In 1993 the market for pools, spas and room air conditioners was adversely impacted by poor spring weather while in 1992 the same market was affected by a cautious attitude on the part of consumers toward discretionary spending.

   Although sales increased in 1993, earnings declined from the 1992 level and were sightly better than in 1991. The favorable impact of increased 1993 volume and productivity improvements resulting from the initiation of a continuous improvement program throughout the organization were more than offset by the costs associated with transferring the hermetic motor production from the Mt. Sterling, Kentucky plant to the lower-cost Mebane, North Carolina location. Costs associated with the transfer of production, which was substantially completed in 1993, amounted to several million dollars.

   Sales for the Water Products Company established a record for the second straight year in 1993, increasing more than 15 percent to $248.1 million from the previous record of $215.2 million in 1992. 1991 sales were $194.6 million. The domestic residential water heater market as a whole increased by nearly seven percent in 1993 with Water Products benefitting from this expanded market by capturing more than a pro rata share of the increase. The company's most notable market penetration occurred in the western United States where additional product distribution was established. The introduction of the power vent line of water heaters also had a favorable impact on residential volume. The commercial segment of the business experienced mixed results. While the sales of replacement commercial heaters was strong in 1993, a weakness in commercial construction caused a decline in sales of specialty commercial units. Plans to increase the activity in the international export market, introduction of redesigned commercial products and an expected increase in housing starts in 1994 should continue the trend of improved sales.

   Earnings for the Water Products Company increased significantly in 1993 when compared to 1992 and 1991 as a result of higher revenues and the ability to minimize incremental manufacturing costs associated with the additional volume.

   Sales for Smith Fiberglass Products, Inc. increased 34 percent in 1993 to $58.9 million from $43.9 million in 1992 and exceeded the previous record of $53.9 million in 1991. Strong recoveries in the service station and petroleum production markets contributed significantly to the increase in sales over both 1992 and 1991. 1993 volumes were particularly strong in the service station market as customers increased their fiberglass pipe installation to meet environmental regulations including the requirements of the Federal Clean Air Act Amendments. The shipment of a large overseas oil field order provided a major share of the increase in petroleum production volume in 1993. The chemical and industrial segment of the business experienced a relatively flat year in 1993. Continued penetration of the overseas markets coupled with domestic service station demand resulting from state programs to comply with federal vapor recovery regulations bode well for 1994 sales activity.

   Earnings for Fiberglass Products in 1993 more than doubled 1992 earnings and were improved over 1991. The increased earnings were a direct result of the resurgence of demand in the service station and petroleum production market.

   Revenues for agricultural products were $38.1 million in 1993, an increase of $4.1 million and $2.0 million over 1992 and 1991, respectively. Much of the increase in sales was attributable to the water storage segment of
   A. O. Smith Harvestore Products, Inc. (Harvestore) where new markets for this product line have developed as a result of recent Environmental Protection Agency regulations regarding the handling and disposal of waste water. Harvestore's 1993 earnings were much improved over both 1992 and 1991 as a result of higher volume. Revenues for AgriStor Credit Corporation were $7.7 million, $6.4 million and $4.8 million in 1991, 1992, and 1993, respectively. This trend of decreasing revenues is consistent with management's objective of expeditiously liquidating this finance subsidiary. As the liquidation proceeds, the losses of AgriStor continue to decline as a result of reduced operating expenses. Despite operating earnings improvement for Harvestore and AgriStor the overall loss within the agricultural segment has been relatively consistent over the period of 1991 to 1993 reflecting the impact of maintaining adequate bad debt and liability reserves.

   Selling, general and administrative expense in 1993 was $96.3 million compared to $85.6 million in 1992 and $77.9 million in 1991. The increases over this time period were caused in part by higher employee incentive and profit sharing accruals associated with the improved earnings. Higher commissions and other expenses in support of the increased sales volumes also contributed to the upward trend.

   Interest expense in 1993 was $13.4 million and compares favorably to interest of $17.9 million in 1992 and $20.9 million in 1991. The trend of declining interest expense is a function of the continuation of lower interest rates in conjunction with a steady reduction in debt levels throughout the three year period.

   During 1993, other income and expense for the Corporation reflected several non-recurring items which had a minimal aggregate impact on net earnings. A total of $4.7 million of income was recognized as a result of favorable resolution of litigation which was offset by the impairment or write off of certain fixed assets and receivables.

   The Corporation's overall effective income tax rate increased from 1992 to 1993 due to the one percent federal rate increase and increased state franchise taxes.

   For purposes of determining net periodic pension expenses, the discount rate was reduced to 8.5 percent. A further reduction in the discount rate to 7.75 percent was made as of year-end to determine the benefit obligations. At discount rates below 7.75 percent, management estimates each 25 basis points of incremental lower discount rate would reduce earnings by about two cents per share and would increase the pension liability adjustment charged to stockholders' equity by about $3.5 million.

   The assumed rate of return on plan assets was reduced to 10.25 percent in 1993. While this return assumption has been exceeded meaningfully and consistently, including 1993 when the return was 14.8 percent, management deemed it prudent to reduce the rate to reflect current market conditions. The changes made resulted in an increase of approximately $2.0 million in pension expense for 1993 compared to 1992.

   As to other postretirement benefits, a reduction in discount rate assumption to 7.75 percent was also made. Due to recent coverage policy changes and current demographics, the discount rate change is anticipated to have only a minimal impact on future expense.

   A. O. Smith Corporation achieved record net earnings in 1993 of $42.7 million or $2.08 per share. In 1992 the Corporation earned $28 million or $1.41 per fully diluted share before recognition of a one-time charge for postretirement benefits as required by Financial Accounting Standard No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Corporation recorded an after tax charge of $46.1 million, or $2.25 per share to record the cumulative effect of the accounting change. 1992's earnings were also impacted by a $1.6 million favorable cumulative effect as a result of the Corporation being able to recognize tax credits. This tax adjustment was required due to the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in the first quarter of 1992. As a result of adopting FAS Nos. 106 and 109 in 1992, the Corporation reported a net loss applicable to common shareholders of $18.2 million or $.84 per fully diluted share. 1991 was essentially a break-even year.

   The Corporation achieved its expectation of establishing new sales and earnings records in 1993. Considering domestic light vehicle sales are projected to increase in 1994, the process of transferring electric motor production is complete, and interest rates appear stable at historically attractive rates, it appears that similar expectations may be achieved in 1994.

   ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Index to Financial Statements:                            Form 10-K
                                                            Page Number

     Report of Independent Auditors  . . . . . . . . . . . . .  23

     Consolidated Balance Sheet at December 31, 1993 and 1992   24

     For each of the three years in the period ended December 31, 1993:

         - Consolidated Statement of Operations
           and Retained Earnings . . . . . . . . . . . . . . .  25

         - Consolidated Statement of Cash Flows  . . . . . . .  26

     Notes to Consolidated Financial Statements  . . . . .   27-46

   REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS


   The Board of Directors and Stockholders
   A. O. Smith Corporation

   We have audited the accompanying consolidated balance sheet of A. O. Smith Corporation as of December 31, 1993 and 1992 and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index in Item 14(a). These financial statements and schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. O. Smith Corporation at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

   As discussed in Notes 10 and 11 to the financial statements, the Corporation changed its method of accounting for postretirement benefits other than pensions and income taxes effective January 1, 1992.


                                                                ERNST & YOUNG
   Milwaukee, Wisconsin
   January 19, 1994

   CONSOLIDATED BALANCE SHEET

   December 31 (Dollars in Thousands)
   Assets                                                1993       1992

      Current Assets
      Cash and cash equivalents                     $  11,902  $   6,025
      Trade receivables                               126,949    102,172
      Finance subsidiary receivables and leases        19,151     19,680
      Customer tooling                                 15,471      5,651
      Inventories                                      89,804     72,750
      Deferred income taxes                            27,614     20,487
      Other current assets                             12,987      7,432
                                                      -------    -------
      Total Current Assets                            303,878    234,197

      Investments in and advances to
       affiliated companies                            23,669     22,919
      Deferred model change                            22,095     34,652
      Finance subsidiary receivables and leases        53,481     67,098
      Other assets                                     44,962     46,015
      Net property, plant and equipment               375,014    364,106
                                                     --------   --------
      Total Assets                                   $823,099   $768,987
                                                     ========   ========

   Liabilities
      Current Liabilities

      Trade payables                                 $ 99,320   $ 62,106
      Accrued payroll and pension                      38,347     29,803
      Postretirement benefit obligation                 8,950      8,332
      Accrued liabilities                              59,448     57,752
      Income taxes                                      2,707        840
      Long-term debt due within one year                8,819      6,406
      Finance subsidiary long-term debt
       due within one year                              5,598      6,401
                                                     --------    -------
      Total Current Liabilities                       223,189    171,640

      Long-term debt                                  148,851    174,284
      Finance subsidiary long-term debt                41,723     62,337
      Postretirement benefit obligation                69,773     71,198
      Product warranty                                 12,981     10,917
      Deferred income taxes                            41,281     28,148
      Other liabilities                                15,671      5,807
                                                     --------    -------
      Total Liabilities                               553,469    524,331
      Commitments and contingencies (notes 7 and 12)

   Stockholders' Equity
      Preferred Stock                                      --         --
      Class A Common Stock (shares issued 6,084,845
        and 5,039,498)                                 30,424     25,197
      Common Stock (shares issued 15,614,805
        and 5,766,927)                                 15,615      5,767
      Capital in excess of par value                   65,950     78,009
      Retained earnings                               177,543    147,065
      Cumulative foreign currency translation
       adjustments                                       (841)       656
      Pension liability adjustment                     (9,141)    (1,120)
      Treasury stock at cost                           (9,920)   (10,918)
                                                     --------   --------
      Total Stockholders' Equity                      269,630    244,656
                                                     --------   --------
      Total Liabilities and Stockholders' Equity     $823,099   $768,987
                                                     ========   ========

   See accompanying notes which are an integral part of these statements.

   CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

   Years ended December 31 (Dollars in Thousands, except per share amounts)

   Operations                                 1993        1992      1991

      Net revenues                      $1,193,870  $1,046,345  $915,833
      Cost of products sold              1,015,397     903,615   813,960
                                         ---------   ---------   -------

      Gross profit                         178,473     142,730   101,873
      Selling, general and
       administrative expenses              96,345      85,578    77,866
      Interest expense                      13,431      17,897    20,874
      Other expense--net                       179         448       669
                                          --------    --------   -------
                                            68,518      38,807     2,464
      Provision for income taxes            28,124      15,122       560
                                          --------    --------   -------

      Earnings before equity in earnings
       of affiliated companies              40,394      23,685     1,904
      Equity in earnings of affiliated
       companies                             2,284       3,521     1,546
                                          --------    --------   -------

   Earnings Before Cumulative Effect
    of Changes in Accounting Principles     42,678      27,206     3,450

      Tax credits realizable under FAS
       No. 109 resulting from
       reclassification of
       agricultural businesses                  --       1,600
                                                                      --
                                          --------    --------   -------
      Earnings before effect of
       postretirement benefits              42,678      28,806     3,450
      Change in method of accounting
       for postretirement benefits,
       net of tax benefit of $28,873            --     (46,122)
                                                                      --
                                          --------    --------   -------
   Net Earnings (Loss)                      42,678     (17,316)    3,450
      Preferred dividends (per share--
       $.00, $.531 and $2.125,
       respectively)                            --        (856)   (3,425)
                                          --------    --------   -------
   Net Earnings (Loss) Applicable
    to Common Stock                         42,678     (18,172)       25

   Retained Earnings

      Balance at beginning of year         147,065     172,869   179,176
      Cash dividends on common stock       (12,200)     (7,632)   (6,332)
                                          --------    --------   -------
   Balance at End of Year               $  177,543  $  147,065  $172,869
                                          ========    ========   =======
   Primary Earnings (Loss) Per Share
    of Common Stock Earnings before
    cumulative effect of accounting
    changes                                  $2.08       $1.40     $ .00
      Realization of tax credits of
       agricultural businesses                  --         .08        --
                                          --------     -------   -------
      Earnings before effect of
       postretirement benefits                2.08        1.48       .00
      Change in postretirement
       benefits, net of taxes                   --       (2.44)       --
                                          --------     -------   -------
      Net earnings (loss)                    $2.08       $(.96)    $ .00
                                           =======     =======   =======

   Fully Diluted Earnings (Loss) Per
    Share of Common Stock Earnings
    before cumulative effect of
    accounting changes                       $2.08       $1.33     $ .00
      Realization of tax credits of
       agricultural businesses                  --         .08        --
                                            ------      ------    ------
      Earnings before effect
       of postretirement benefits             2.08        1.41       .00
      Change in postretirement
       benefits, net of taxes                   --       (2.25)       --
                                            ------      ------    ------
      Net earnings (loss)                    $2.08       $(.84)    $ .00
                                            ======      ======    ======

   See accompanying notes which are an integral part of these statements.


   CONSOLIDATED STATEMENT OF CASH FLOWS

   Years ended December 31 (Dollars in Thousands)

   Cash Flow from Operating Activities                          1993          1992         1991
    Net earnings (loss)                                    $  42,678      $(17,316)    $  3,450
    Adjustments to reconcile net earnings (loss) to net
      cash provided by operating activities:
       Depreciation                                           42,607        39,458       37,773
       Cumulative effect of change in method of
         accounting for postretirement benefits                   --        74,995           --
       Vacation policy adjustment                                 --            --       (7,862)
       Deferred income taxes                                  11,800       (22,928)       1,530
       Equity in earnings of affiliates, net of dividends        516        (1,456)      (1,519)
       Deferred model change and software amortization         9,080         9,520        9,445
    Net change in current assets and liabilities              (1,310)      (16,454)      22,174
    Net change in noncurrent assets and liabilities            4,640        (4,617)       1,408
    Other                                                      5,340         6,465        3,640
                                                             -------       -------      -------
   Cash Provided by Operating Activities                     115,351        67,667       70,039
                                                             -------       -------      -------

   Cash Flow from Investing Activities
    Capital expenditures                                     (54,703)      (46,947)     (59,339)
    Deferred model change expenditures                        (1,586)       (4,169)      (6,574)
    Other                                                       (562)         (437)      (1,165)
                                                             -------       -------      -------

   Cash Used by Investing Activities                         (56,851)      (51,553)     (67,078)
                                                             -------       -------      -------
   Cash Flow before Financing Activities                      58,500        16,114        2,961

   Cash Flow from Financing Activities
    Bank borrowings--net                                          --            --       (1,986)
    Long-term debt incurred                                   30,000            --       26,172
    Long-term debt retired                                   (53,020)       (2,760)      (5,463)
    Finance subsidiary net long-term debt retired            (21,417)      (13,682)     (11,684)
    Proceeds from common stock issued                          3,167         4,539          763
    Purchase of common and redemption of preferred stock
      includes fees associated with conversion,
      stock dividends and odd lot buy back                    (1,380)         (746)        (312)
    Tax benefit from exercise of stock options                 2,227         2,159           --
    Dividends paid                                           (12,200)       (8,488)      (9,757)
                                                             -------       -------      -------

   Cash Used by Financing Activities                         (52,623)      (18,978)      (2,267)
                                                             -------       -------      -------
    Net increase (decrease) in cash and cash equivalents       5,877        (2,864)         694

    Cash and cash equivalents--beginning of year               6,025         8,889        8,195
                                                             -------       -------      -------

   Cash and Cash Equivalents--End of Year                    $11,902       $ 6,025      $ 8,889
                                                             =======       =======      =======


   See accompanying notes which are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.  Summary of Significant Accounting Policies

   Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries including the Corporation's agricultural businesses which are being held for sale or liquidation.

   Foreign Currency Translation. Financial statements for the Corporation's subsidiaries outside of the United States are translated into U.S. dollars at year-end exchange rates for assets and liabilities and weighted average exchange rates for revenues and expenses. The resulting translation adjustments are recorded as a component of stockholders' equity.

   Inventory Valuation. Domestic inventories are carried at lower of cost or market determined on the last-in, first-out (LIFO) method. Inventories of foreign subsidiaries and supplies are determined using the first-in, first-out (FIFO) method.

   Futures Contracts. The Corporation enters into futures contracts to hedge certain raw material purchases, principally copper and aluminum, with the objective of minimizing cost risk due to market fluctuations. Any gains or losses from hedging transactions are included as part of the inventory cost.

   The Corporation also enters into forward foreign exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its committed exposures. The Corporation does not engage in speculation. The Corporation's foreign exchange contracts do not subject the Corporation to risk due to exchange rate movements because gains and losses on these contracts offset gains and losses on the assets, liabilities, and transactions being hedged.

   Gains and losses are recognized in the same period in which gains or losses from the transactions being hedged are recognized. As of December 31, 1993, the Corporation and its foreign subsidiaries had contracts to purchase or sell the U.S. dollar equivalent of $36.2 million in foreign currencies (Canadian dollars, Irish punts, British pounds, Dutch guilders and French francs) at varying maturities, most of which occur during 1994.

   Deferred Model Change. Tool costs not reimbursed by customers and expenses associated with significant model changes are amortized over the estimated model life which ranges from four to ten years, with the shorter periods associated with automobile structural components and the longer periods associated with structural components for trucks.

   Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation is computed primarily by the straight-line method.

   Finance Subsidiary. Finance charges for retail contracts receivable are recognized as income as installments become due using the interest method. For direct finance leases, income is recognized based upon a constant rate of return on the unrecovered lease investment over the term of the related lease.

   Income Taxes. The Corporation accounts for income taxes using the liability method prescribed by FAS No. 109 in 1993 and 1992 and FAS No. 96 in 1991.

   Research and Development. Research and development costs are charged to expense as incurred and amounted to approximately $7.6, $6.5 and $6.1 million during 1993, 1992 and 1991, respectively.

   Common Stock Dividend. On January 26, 1993, the stockholders authorized certain increases in the authorized capital stock as follows: increase of 1,000,000 shares of Class A Common Stock for a total of 7,000,000 shares and 12,000,000 shares of Common Stock (formerly Class B Common Stock) for a total of 24,000,000 shares. In addition, the stockholders authorized the conversion of the Class A Common Stock into Common Stock on a share-for-share basis, at any time, at the option of the holder.

   On June 8, 1993, the Board of Directors declared a two-for-one stock split in the form of a 100 percent stock dividend to stockholders of record on July 30, 1993 and payable on August 16, 1993. All references in the financial statements to average number of shares outstanding, price per share, per share amounts and stock option plan data have been restated to reflect the split.

   Earnings (Loss) Per Share of Common Stock. Primary per share amounts are determined by dividing earnings (loss) applicable to common shareholders by the weighted average number of shares of common stock and materially dilutive common stock equivalents (stock options) outstanding.

   Fully diluted per share amounts include the dilutive effect, if any, of the assumed conversion in 1991 and 1992 of the outstanding preferred stock into common stock with appropriate adjustments being made to earnings
   (loss) applicable to common stock for dividends on the preferred stock. For 1992, fully diluted net loss per share amounts are anti-dilutive because of the preferred stock conversion.

   If the redemption of the Series I Preferred Stock discussed in Note 8 had taken place at the beginning of 1992, primary loss per share for 1992 would not have been significantly impacted.

   Reclassifications. Certain prior year amounts have been reclassified to conform to the 1993 presentation.

   2.  Statement of Cash Flows

   For purposes of the consolidated statement of cash flows, cash and cash equivalents include investments with original maturities of three months or less. Supplemental cash flow information is as follows:

   Years ended December 31 (Dollars in Thousands)

                                                     1993        1992       1991
   Change in Current Assets and Liabilities:
     Trade receivables and customer tooling      $(35,008)   $(17,340)   $30,142
     Finance subsidiary receivables                   529       3,845        569
    Inventories                                   (17,054)      2,862     13,975
     Other current assets                          (5,297)      1,327      6,092
     Trade payables                                37,214       1,501    (18,149)
     Accrued liabilities, payroll and pension      16,274      (9,242)    (5,069)
    Current income tax accounts-net                 2,032         593     (5,386)
                                                 --------    --------    -------
                                                 $ (1,310)   $(16,454)   $22,174
                                                 ========    ========    =======


   The finance subsidiary provided cash before financing activities of $21.4,

   $13.7 and $11.7 million in 1993, 1992 and 1991, respectively.

   3.  Agricultural Businesses

   The Corporation's strategic plan is to concentrate the Corporation's resources in nonagricultural businesses and withdraw from the agricultural market. The strategy includes plans to sell A. O. Smith Harvestore Products, Inc. (Harvestore), a wholly-owned manufacturing subsidiary, and to phase out AgriStor Credit Corporation (AgriStor), a wholly-owned finance subsidiary.

   Due to the uncertainties which continue to impact the farm sector, it is not possible to predict when the sale of Harvestore will occur. The Corporation is continuing to phase out AgriStor's operations in an orderly manner. The agricultural businesses are classified as continuing operations in accordance with SEC Staff Accounting Bulletin No. 93.

   The Corporation's consolidated balance sheet includes AgriStor. A condensed consolidated balance sheet of AgriStor is presented below:

   December 31 (Dollars in Thousands)
                                                         1993        1992

   Assets
    Cash and cash equivalents                         $ 3,680  $    4,688
    Retail contracts receivable                        29,049      33,856
    Net investment in leases                           32,023      37,685
    Residual value of equipment                        11,560      15,237
    Due from parent                                    13,660      19,908
    Other assets                                        2,941       4,161
                                                      -------    --------

   Total Assets                                       $92,913    $115,535
                                                      =======    ========
   Liabilities and stockholder's equity
    Long-term debt due within one year                $ 5,598   $   6,401
    Other liabilities                                  21,838      21,410
    Long-term debt                                     41,723      62,337
    Subordinated debt due parent                           --       1,900
    Stockholder's equity                               23,754      23,487
                                                      -------    --------
   Total Liabilities and Stockholder's Equity         $92,913    $115,535
                                                      =======     =======

   The receivables and net investment in leases are net of bad debt reserves totalling $14.6 and $20.6 million at December 31, 1993 and 1992, respectively. AgriStor is the lessor in the direct finance leasing of Harvestore equipment. The equipment has an estimated economic life of 15 years and is leased under agreements with original terms of 5 to 12 years.


   Following is a summary of the components of net retail contracts receivable and net investment in leases, which are included in the consolidated balance sheet as finance subsidiary receivables and leases.

   December 31 (Dollars in Thousands)
                                                 1993          1992

   Installment contracts and loans
    (net of allowance for credit losses)      $32,362      $ 39,044
   Less unearned finance charges               (3,313)       (5,188)
                                               ------        ------
   Net installment contracts and loans         29,049        33,856

   Gross rentals receivable (net of allowance
     for credit losses)                        17,789        21,252
   Less unearned and deferred income           (5,653)       (8,033)
   Estimated residual value                    11,560        15,237
   Equipment held for resale                   19,887        24,466
                                              -------        ------
                                               43,583        52,922
                                              -------        ------

     Total                                    $72,632      $ 86,778
                                              =======      ========
   Current                                    $19,151      $ 19,680
   Non-current                                 53,481        67,098
                                              -------      --------
     Total                                    $72,632      $ 86,778
                                              =======      ========


   There is no quoted market price available for the retail contracts and leases. Management believes fair value approximates book value. While some maturities extend beyond the year 2000, the portfolio is predominantly of two to three year duration carrying an average interest rate of 8.2%. As a liquidating business, it is possible certain instruments could be sold before maturity and gains or losses recognized at time of sale. Given the maturities involved, it is not expected that such gains or losses would be material to the financial condition of the Corporation.

   Finance subsidiary long-term debt was comprised of the following:

   December 31 (Dollars in Thousands)
                                                     1993          1992

   Bank credit lines, average year-end interest
     rate of 3.8% for 1993 and 6.0% for 1992      $ 4,969       $ 4,640

   Commercial paper, average year-end interest
     rate of 3.5% for 1993 and 3.9% for 1992       32,159        50,110

   Other notes, expiring through 1998, average
    year-end interest rate of 8.1% for 1993 and
    8.1% for 1992                                  10,193        13,988
                                                  -------       -------
                                                   47,321        68,738
   Less amount due within one year                  5,598         6,401
                                                  -------       -------
                                                  $41,723       $62,337
                                                  =======       =======


   AgriStor has $36.5 million in committed bank credit facilities at December 31, 1993. The total consists of a $35 million multi-year revolving credit facility from a group of eleven banks which expires January 2, 1997 and $1.5 million from a revolver bank under a separate revolving credit facility to provide additional liquidity for up to one year. In addition, AgriStor Credit Corporation-Canada (AgriStor Canada) has a $7.6 million credit facility to meet its borrowing needs. Included in AgriStor's other notes are a $5.0 million term loan with a final maturity in 1995 and a $5.2 million note with a final maturity in 1998 for AgriStor-Canada which require a combined annual principal payment of $3.5 million in 1994. It has been AgriStor's practice to renew or replace its credit agreements to maintain 100% coverage of its borrowing needs in the commercial paper market as well as its direct borrowing under the credit facilities.

   AgriStor has entered into interest rate swap agreements to minimize the impact of changes in interest rates on its line of credit and commercial paper borrowings. At December 31, 1993, AgriStor had outstanding three interest rate swap agreements and four interest rate cap agreements with commercial banks, having a total notional principal of $40 million. The fixed rates under the swap agreements range from 7.46% to 7.84% and expire August 6, 1994. The interest rate cap agreements expire February 21, 1995.

   Long-term, debt maturing within each of the five years subsequent to December 31, 1993, is as follows: 1994--$5.6, 1995--$3.5, 1996--$1.0,
   1997--$1.0, 1998--$1.0 million.

   A condensed consolidated statement of operations of AgriStor is presented below. The following does not include certain bad debt reserves provided by the Corporation totalling $1.8, $1.4 and $1.0 million in 1993, 1992 and 1991, respectively:

   Years Ended December 31 (Dollars in Thousands)
                                                 1993      1992      1991

   Revenues                                   $ 4,783   $ 6,354   $ 7,713

   Interest expensed and paid                   3,794     5,984     7,937
   General and administrative expenses          2,951     3,250     4,553
                                              -------   -------   -------
           Total expenses                       6,745     9,234    12,490
                                              -------   -------   -------

           Loss before income taxes           $(1,962)  $(2,880)  $(4,777)
                                              =======   =======   =======


   4.   Inventories

   December 31 (Dollars in Thousands)
                                                           1993      1992

   Finished products                                   $ 53,337  $ 41,951
   Work in process                                       37,215    31,901
   Raw materials                                         36,371    31,043
   Supplies                                               5,228     6,054
                                                       --------  --------
                                                        132,151   110,949

   Allowance to state inventories at LIFO cost           42,347    38,199
                                                       --------  --------
                                                       $ 89,804  $ 72,750
                                                       ========  ========

   During 1992 and 1991, inventory reductions in certain operations resulted in liquidations of certain LIFO inventory quantities acquired at lower costs in prior years as compared with 1992 and 1991 costs, the effect of which reduced the 1992 net loss by $2.8 million and increased the 1991 net earnings by $.6 million.

   The inventory amounts exclude $19.9 and $24.5 million, respectively, of equipment held for resale by AgriStor.


   5.  Investments in and Advances to Affiliated Companies

   Investments in affiliates in which ownership is 50 percent or less are accounted for under the equity method. During 1993, 1992 and 1991, the Corporation received dividends of $2.8, $1.3 and $.8 million, respectively, from such affiliates. The Corporation's equity in the undistributed earnings of such affiliates at December 31, 1993, amounted to approximately $22.5 million. In 1993, the Corporation advanced $1.2 million to its Mexican affiliate with repayment due in 1996 and interest at 5% due quarterly.


   6.  Property, Plant and Equipment

   December 31 (Dollars in Thousands)
                                                         1993      1992

   Land                                               $   7,538  $  7,539
   Buildings                                            183,485   175,883
   Equipment                                            632,763   600,692
                                                       --------  --------
                                                        823,786   784,114
   Less accumulated depreciation                        448,772   420,008
                                                       --------  --------
                                                       $375,014  $364,106
                                                       ========  ========

   Interest on borrowed funds during construction of $1.1, $.8 and $3.0 million was capitalized in 1993, 1992 and 1991, respectively. As of December 31, 1993, the Corporation has pledged $4.1 million of net property, plant and equipment under long-term debt obligations.

   7.  Long-Term Debt and Lease Commitments

   December 31 (Dollars in Thousands)

                                                           1993         1992

   Bank credit lines, average year-end interest rate
    of 3.8% for 1993 and 4.6% for 1992                 $ 12,413     $ 14,340

   Commercial paper, average year-end interest rate
    of 3.5% for 1993 and 3.9% for 1992                   60,838       94,508

   8.75% notes, payable annually through 1997            14,275       17,850

   8.9% term loan, payable semi-annually,
    through April 1996                                   12,500       15,000

   Long-term notes, expiring through 2003,
    average year-end interest rate of 6.8%
    for 1993                                             30,000           --

   Other notes, expiring through 2012, average
    year-end interest rate of 5.8% for 1993 and
    8.3% for 1992                                        27,644       38,992
                                                        -------     --------
                                                        157,670      180,690
   Less amount due within one year                        8,819        6,406
                                                        -------     --------

                                                       $148,851     $174,284
                                                       ========     ========


   The Corporation has a $115 million multi-year revolving credit facility from a group of eleven banks which expires April 3, 1996. At its option, the Corporation maintains either cash balances or pays fees for bank credit and services.

   In 1993, the Corporation entered into two loan facilities with insurance companies totalling $65 million. Through December 31, 1993, the Corporation had drawn down, under ten year terms, $30 million under these facilities. The Corporation used a portion of these proceeds to redeem a $1.2 million bank note with an interest rate of 9.5% due December 1, 2001 and, at a modest premium, a $10 million Industrial Revenue Bond with an interest rate of 11.5% due August 1, 2003 saving several million dollars in interest costs over the remaining term of the retired instruments.

   The Corporation's credit agreement and term loans contain certain conditions and provisions which restrict the Corporation's payment of dividends. Under the most restrictive of these provisions, retained earnings of $72.1 million were unrestricted as of December 31, 1993.

   Borrowings under the bank credit lines and in the commercial paper market are supported by the revolving credit agreements and have been classified as long-term. It has been the Corporation's practice to renew or replace the credit agreements so as to maintain the availability of debt on a long-term basis and to provide 100% backup for its borrowings in the commercial paper market.

   Long-term debt, exclusive of AgriStor, maturing within each of the five years subsequent to December 31, 1993, is as follows: 1994--$8.8; 1995--$8.9; 1996--$6.6; 1997--$7.9; 1998--$5.0 million.

   The Corporation sold, without recourse and at market rates, certain automotive related receivables totalling $16.0 million at December 31, 1993, compared to $14.0 million at December 31, 1992. The receivables sale program is scheduled to expire on April 30, 1994, unless mutually extended.

   Future minimum payments under noncancelable operating leases total $105.4 million and are due as follows: 1994--$20.7; 1995--$18.1; 1996--$14.6;
   1997--$13.1; 1998--$12.7; thereafter--$26.2 million.  Rent expense, including payments under operating leases, was $28.2, $27.5 and $23.9 million in 1993, 1992 and 1991, respectively.

   Interest paid by the Corporation, excluding AgriStor, was $10.2, $12.4 and $12.5 million in 1993, 1992 and 1991, respectively.


   8.  Stockholders' Equity

   As of December 31, 1993, there were 7,000,000 shares of Class A Common Stock $5 par value, 24,000,000 shares of Common Stock $1 par value and 3,000,000 shares of preferred stock $1 par value authorized. The Common Stock has equal dividend rights with Class A Common Stock and is entitled as a class to elect 25 percent of the board of directors and has 1/10th vote per share on all other matters.

   On February 1, 1993 the Board of Directors declared a special $.25 per share dividend payable on March 22 to Common Stockholders of record March
   8. No special dividend was declared on the Class A Common Stock. During 1993, 2,009,683 shares of Class A Common Stock including 623,362 shares held in Treasury were converted by the holders into Common Stock. Regular dividends paid on the Class A Common and Common Stock amounted to $.42, $.40 and $.40 per share in 1993, 1992 and 1991, respectively.

   The Corporation issued 1,725,000 shares of Series I Preferred Stock in 1985. The preferred stock was convertible at the option of the holder at any time into approximately 1.1905 shares of Common Stock. The Corporation called for redemption of all of its $2.125 Convertible Exchangeable Preferred Stock on April 23, 1992. The Corporation issued 1,901,458 shares of Common Stock as a result of the conversion of 1,597,313 shares of its preferred stock prior to the redemption date with cash of $377,659 paid in lieu of 14,387 shares of preferred stock which otherwise would have been converted into fractional shares of Common Stock. On January 26, 1993, the stockholders authorized a restatement of the Certificate of Incorporation deleting the designation relating to Series I Preferred Stock.

   Changes in certain components of stockholders' equity are as follows:

                                                                              Capital in       Treasury Stock
                                                     Class A                  Excess of     -------------------
    (Dollars in Thousands)             Preferred      Common       Common     Par Value      Shares      Amount

    Balance at December 31, 1990          $ 1,725     $25,197         $3,500    $74,692       736,411     $13,462

    Exercise of stock options                  --          --             35        432       (17,300)       (296)
    Purchase of treasury shares                --          --             --         --        19,350         312

                                       ----------   ---------      ---------  ---------       -------     --------

    Balance at December 31, 1991            1,725      25,197          3,535     75,124       738,461      13,478
    Redemption of preferred stock          (1,725)         --          1,901     (3,452)     (113,300)     (2,530)
    Exercise of stock options                  --          --            331      4,178        (1,799)        (30)
    Tax benefit from exercise of
      stock options                            --          --             --      2,159            --          --


                                       ----------   ---------      ---------   --------      -------     ---------

    Balance at December 31, 1992               --      25,197          5,767     78,009       623,362      10,918

    Conversion of Class A Common               --     (10,048)         2,010      7,746            --          --
      Stock

    Exercise of stock options (net of          --          --             43      1,056      (183,300)     (1,267)
      21,200 shares surrendered as
      stock option proceeds)
    Purchase of treasury shares                --          --             --          --        5,930         269
    Tax benefit from exercise of
      stock options                            --          --             --      2,227            --          --
    Two-for-one stock split                    --      15,275          7,795    (23,088)      566,792          --

                                        ---------     -------       --------    -------    ----------   ---------
    Balance at December 31, 1993        $      --     $30,424        $15,615    $65,950     1,012,784      $9,920
                                        =========     =======        =======    =======     =========      ======

   In 1993, 5,930 shares of treasury stock were acquired under a purchase offer made to holders of less than 100 shares of Class A Common Stock and Common Stock.

   At December 31, 1993, 3,460 and 1,009,324 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

   9.  Stock Options

   During 1990, the Corporation adopted a Long-Term Executive Incentive Compensation Plan (1990 Plan). The 1990 Plan initially reserved 1,000,000 shares of common stock for granting of nonqualified and incentive stock options. The Corporation will submit a proposal to stockholders in 1994 for approval to reserve an additional 1,000,000 shares of Common Stock. Each option entitles the holder upon exercise to obtain one share of Common Stock. In addition, the Corporation has a Long-Term Executive Incentive Compensation Plan (1980 Plan) which has terminated except as to outstanding options. Options under both plans become exercisable one year from date of grant and, for active employees, expire ten years after date of grant. The number of shares available for granting of options at December 31, 1993 and 1992 was 25,400. Options as to 188,400 shares granted in 1993 are subject to approval by the stockholders.

   Changes in option shares (all Common Stock) were as follows:

   Years ended December 31
                                          1993       1992      1991

   Outstanding at beginning of year     1,184,200  1,627,200 1,469,400
   Granted
    1993--$27.50 per share                188,400

    1992--$11.125 to $15.188 per share               232,200
    1991--$8.438 and $9.563 per share                          262,400

   Exercised
    1993--$6.375 to $15.188 per share    (362,800)
    1992--$6.375 to $9.563 per share                (666,200)
    1991--$6.375 to $8.688 per share                          (104,600)


   Canceled or expired                         --     (9,000)       --
                                          -------   --------  --------

   Outstanding at End of Year
    (1993--$7.00 to $27.50 per share)   1,009,800  1,184,200 1,627,200
                                        =========  ========= =========
   Exercisable at December 31, 1993       821,400
                                          =======


   10.  Retirement Plans

   The Corporation and its domestic subsidiaries have noncontributory defined benefit pension plans covering all employees. Plans covering salaried employees provide benefits that are based on an employee's years of service and compensation. Plans covering hourly employees provide benefits of stated amounts for each year of service. The Corporation's funding policy is to contribute amounts which are actuarially determined to provide the plans with sufficient assets to meet future benefit payment requirements consistent with the funding requirements of federal laws and regulations. Plan assets consist primarily of marketable equities and debt securities. The Corporation also has several foreign pension plans, none of which are material.


   The following tables present the components of pension expense, the funded status and the major assumptions used to determine these amounts for domestic pension plans:


   Years ended December 31 (Dollars in Thousands)

                                           1993                          1992                          1991

   Components of pension
    expense:
    Service cost--
      benefits earned
      during the year                         $6,261                        $5,581                        $5,484
    Interest cost on
      projected benefit
      obligation                              27,400                        27,067                        26,740
    Return on plan
      assets:
    Actual return               $(42,270)                      $(25,140)                     $(60,650)
    Deferral of
      investment return
      in excess of
      (less than)
      expected return              9,145                         (8,802)                       30,651
                                --------                       --------                      --------
                                             (33,125)                      (33,942)                      (29,999)

      Net amortization and
       deferral                                  569                           353                           420
                                             --------                      --------                      --------

   Net periodic pension
    expense (income)                         $ 1,105                       $  (941)                      $ 2,645
                                             =======                        =======                      ========



   December 31 (Dollars in Thousands)
                                                    1993                           1992
                                            Assets    Accumulated         Assets    Accumulated
                                            Exceed       Benefits         Exceed       Benefits
                                       Accumulated         Exceed    Accumulated         Exceed
                                          Benefits         Assets       Benefits         Assets
   Actuarial present value
    of benefit obligations:
   Vested benefit obligation              $138,138       $182,531       $133,583       $164,454
                                          ========       ========       ========       ========

   Accumulated benefit
    obligation                            $147,018       $212,145       $142,065       $191,152
                                          ========       ========       ========       ========

   Projected benefit obligation           $174,210       $212,755       $159,159       $191,152
   Plan assets at fair value               232,188        162,516        215,405        153,208
                                          --------       --------       --------       --------
   Plan assets in excess of
    (less than) projected
    benefit obligation                      57,978        (50,239)        56,246        (37,944)
   Unrecognized net transition
    (asset) obligation at
    January 1, 1986                        (14,061)        13,882        (16,069)        15,448
   Unrecognized net (gain) loss            (11,480)        15,669        (12,904)         1,821
   Prior service cost not yet
    recognized in periodic
    pension cost                             4,244         10,657          4,694         10,944
   Adjustment required to recognize
    minimum liability1                          --        (39,598)            --        (28,213)
                                          --------       --------        -------       --------
   Prepaid pension asset (liability)      $ 36,681       $(49,629)      $ 31,967       $(37,944)
                                          ========       ========        =======       ========
   Net liability recognized in
    consolidated balance sheet                           $(12,948)                     $ (5,977)
                                                         ========                      ========

   1 The provisions of FAS No. 87, "Employers' Accounting for Pensions", require the recognition of an additional minimum liability for each defined benefit plan for which the accumulated benefit obligation exceeds plan assets. This amount has been recorded as a long-term liability with an offsetting intangible asset. Because the asset recognized may not exceed the amount of unrecognized prior service cost and transition obligation on an individual plan basis, the balance, net of tax benefits, is reported as a separate reduction of stockholders' equity at December 31, 1993 and 1992, as follows:

                                             1993        1992

    Minimum liability adjustment          $39,598     $28,213
    Intangible asset                       24,539      26,392
                                          -------     -------
                                           15,059       1,821
    Tax benefit                             5,918         701
                                          -------     -------
    Pension liability adjustment
     to stockholders' equity              $ 9,141    $  1,120
                                          =======     =======

   Major assumptions at year-end:
                                         1993     1992   1991

   Discount rate                        7.75%    8.75%  8.75%
   Rate of increase in
    compensation level                  4.00%    5.50%  5.50%
   Expected long-term rate
    of return on assets                10.25%   10.50% 10.50%

   Net periodic pension cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

   The Corporation has a defined contribution profit sharing and retirement plan covering salaried nonunion employees which provides for annual corporate contributions of 35 percent to 140 percent of qualifying contributions made by participating employees. The amount of the Corporation's contribution in excess of 35 percent is dependent upon the Corporation's profitability. The amount of the contribution was $4.0, $2.3 and $1.2 million for 1993, 1992 and 1991, respectively.

   The Corporation has several unfunded defined benefit postretirement plans covering certain hourly and salaried employees which provide medical and life insurance benefits from retirement to age 65. Salaried employees retiring after January 1, 1995 will be covered by an unfunded defined contribution plan with benefits based on years of service. Certain hourly employees retiring after January 1, 1996 will be subject to a maximum annual benefit limit. Salaried employees hired in the future are not eligible for postretirement medical benefits.

   Effective January 1, 1992, the Corporation adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Corporation recorded a charge of $46.1 million ($75.0 million before tax) or $2.25 per share to record the cumulative effect of the accounting change which represents the transition obligation as of January 1, 1992.

   Net periodic postretirement benefit cost included the following components:

   Years ended December 31 (Dollars in Thousands)

                                                         1993       1992

   Service cost--benefits attributed
    to employee service during the years                $1,841    $1,672
   Interest cost on accumulated
    postretirement benefit obligation                    6,959     6,931
                                                        ------    ------
   Net periodic postretirement benefit cost             $8,800    $8,603
                                                        ======    ======


   The following table sets forth the plans' status as reflected in the consolidated balance sheet:

   December 31 (Dollars in Thousands)
                                                          1993      1992

   Accumulated postretirement benefit obligation:
    Retirees                                           $39,269   $36,227
    Fully eligible active plan participants             11,880    10,958
    Other active plan participants                      35,062    32,345
                                                       -------   -------
                                                        86,211    79,530
    Unrecognized net loss                               (7,488)
                                                                      --
                                                       -------   -------
   Accrued postretirement benefit cost                 $78,723   $79,530
                                                       =======   =======

   The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation (APBO) was 10% in 1992, declining by 1% per year to 6% in 1996. The weighted average discount rate used in determining the APBO was 7.75% and 8.75% at December 31, 1993 and 1992, respectively. If the health care cost trend rate was increased by 1%, the APBO at December 31, 1993 would increase by $4.1 million and net periodic postretirement benefit cost for 1993 would increase by $.5 million.

   Prior to 1992, the cost of continuing life and health insurance for eligible retirees was accounted for on a pay-as-you-go basis and totalled $8.5 million in 1991.


   11.   Income Taxes

   Effective January 1, 1992, the Corporation adopted FAS No. 109, "Accounting for Income Taxes." The adoption of FAS No. 109 had a $1.6 million favorable effect as of January 1, 1992 as a result of the realization of tax credits.

   The components of the provision for income taxes consisted of the following:

   Years ended December 31 (Dollars in Thousands)
                                                1993     1992      1991

   Current:
    Federal                                    $11,208  $ 4,916   $   931
    State                                        1,955    1,449       725
    Foreign                                      3,109    1,466     1,462
   Cumulative effect of rate change                836       --        --
   Deferred                                     11,297    7,879    (1,715)
   Business tax credits                           (281)    (588)     (843)
                                               -------  -------    ------
   Provision for income taxes                  $28,124  $15,122   $   560
                                               =======  =======    ======

   The tax provision differs from the statutory U.S. federal rate due to the following items:

   Years ended December 31 (Dollars in Thousands) 1993     1992      1991

   Provision at federal statutory rate         $23,981  $13,195   $   838
   Cumulative effect of rate change                836       --        --
   Foreign income taxes                            637      286       539
   State income and franchise taxes              3,056    1,864        73
   Business and foreign tax credits               (631)    (588)   (1,143)
   Non-deductible items                            287      325       265
   Other                                           (42)      40       (12)
                                               -------  -------    ------
   Provision for income taxes                  $28,124  $15,122   $   560
                                               =======  =======    ======

   On August 10, 1993, the Revenue Reconciliation Act of 1993 was signed into law. The Act increased the corporate federal income tax rate from 34 percent to 35 percent. In the third quarter, the Corporation adjusted its deferred income tax accounts by $.8 million and increased its provision for current income taxes for the first half of 1993 by $.4 million.

   The domestic and foreign components of income (loss) from operations before income taxes were as follows:

   Years ended December 31 (Dollars in Thousands)
                                    1993       1992        1991

   Domestic                      $60,407    $34,776     $  (926)
   Foreign                         8,111      4,031       3,390
                                  ------     ------     -------
                                 $68,518    $38,807     $ 2,464
                                  ======     ======      ======

   Taxes paid amounted to $12.2, $5.4 and $4.6 million in 1993, 1992 and 1991, respectively.

   The Corporation has the following carryforwards for federal income tax purposes:

    - Tax credits of $14.4 million which expire from 1996 through 2007.
    - Alternative Minimum Tax credits of $6.1 million which do not expire.

   No provision for U.S. income taxes has been made on the undistributed earnings of foreign subsidiaries as such earnings are considered to be permanently invested. At December 31, 1993, the undistributed earnings amounted to $16.7 million. It is not practical to determine the income tax liability that would result had such earnings been repatriated. The amount of withholding taxes that would be payable upon such repatriation is estimated to be $.7 million.

   No provision for U.S. income taxes has been made on undistributed earnings of equity investees attributable to cumulative net translation gains and other items. Since the investees do not have the capability to remit such gains in the foreseeable future, such gains are considered permanently invested. At December 31, 1993, the amount of unrecognized U.S. tax liability for the net translation gains and other items of $17.7 million amounted to $6.2 million.


   The approximate tax effects of temporary differences between income tax and financial reporting at December 31, 1993 and 1992, respectively, are as follows:

                                                 1993                        1992
   December 31 (Dollars in Thousands)     Assets      Liabilities     Assets         Liabilities

   Finance subsidiary leases           $       --     $(19,999)   $       --        $(24,174)

   Group health insurance and other
    postemployment obligations             35,214           --        34,190              --
   Employee benefits                        3,465       (6,031)        3,118          (8,242)
   Product liability and warranty           7,592           --         8,692              --
   Bad debts                                7,111           --         9,163              --
   Tax over book depreciation                  --      (48,388)           --         (46,652)
   Deferred model change                       --      (11,150)           --         (13,302)
   Equity in affiliates                        --       (1,068)           --          (1,109)
   Tax carryforwards                       22,331           --        33,333              --
   All other                                   --       (2,744)           --          (2,678)
                                          -------      -------       -------         -------

                                          $75,713     $(89,380)      $88,496        $(96,157)
                                          =======      =======       =======         =======

   Net liability                                      $(13,667)                     $ (7,661)
                                                       =======                      ========


   These deferred tax assets and liabilities are classified in the balance sheet as current or long-term based on the balance sheet classification of the related assets and liabilities. The balances are as follows:

   Current deferred income tax assets          $ 27,614   $20,487
   Long-term deferred income tax liabilities    (41,281)  (28,148)
                                               --------   -------
   Net liability                               $(13,667)  $(7,661)
                                               ========   =======



   12.    Litigation and Insurance Matters

   As of December 31, 1993, the Corporation and Harvestore were defendants in 26 cases alleging damages for economic losses claimed to have arisen out of alleged defects in Harvestore animal feed storage equipment. Some plaintiffs are seeking punitive as well as compensatory damages. The Corporation believes that a significant number of these claims were related to the deteriorated general farm economy at the time suit was commenced, including those filed in 1993. The Corporation and Harvestore continue to vigorously defend these cases.

   In 1993, nine new cases were filed and 38 cases were concluded. One of the cases filed during 1993 is a New York state court action and contains class action allegations, and names the Corporation, Harvestore and two of its dealers as defendants. Among the many motions the defendants have filed in this action is one to stay the action pending the ruling on class action certification requested by the plaintiffs in a lawsuit pending in the Federal District Court for the Southern District of Ohio. Based on the facts currently available to management and its prior experience with lawsuits alleging damages for economic loss resulting from use of the Harvestore animal feed storage equipment, management is confident that the motion for class certification in the Ohio lawsuit can be defeated and that the lawsuit does not represent a material threat to the Corporation. The Corporation believes that any damages, including any punitive damages, arising out of the pending cases are adequately covered by insurance and recorded reserves. The Corporation reevaluates its exposure periodically and makes adjustment of its reserves as appropriate. A lawsuit for damages and declaratory judgments in the Circuit Court of Milwaukee County, State of Wisconsin, in which the Corporation and Harvestore are plaintiffs, is pending against three insurance companies for failure to pay in accordance with liability insurance policies issued to the Corporation. The insurers have failed to pay, in full or in part, certain judgments, settlements and defense costs incurred in connection with pending and closed lawsuits alleging damages for economic losses claimed to have arisen out of alleged defects in Harvestore animal feed storage equipment. While the Corporation has, in part, assumed applicability of this coverage, an adverse judgment should not be material to its financial condition.

   The Corporation is involved in other litigation and claims which arise in the ordinary course of its business including governmental proceedings regarding the disposal of hazardous waste at sites which are in various stages of the remediation process. For some of the sites, total costs for remediation are not available because the final remedy has not been selected or for other reasons. Further, the ultimate liability of the Corporation, if any, has not been determined at all of the sites. As a result, it is impossible at this time to estimate the total cost of remediation for all of the sites. The total estimated cleanup costs identified at this time for all parties at all sites involving claims filed by the Environmental Protection Agency or similar state agencies where the Corporation has been designated a potentially responsible party is approximately $232 million. The estimated portion of the total for which the Corporation is or may be responsible is approximately $5.0 million, of which $3.6 million has been contributed towards the cleanup costs by the Corporation and its insurance companies. The balance of the identified potential cleanup costs is covered by insurance and established reserves set by the Corporation which are believed to be adequate to cover the Corporation's obligations with respect to the unpaid balance of the claims. To the best of the Corporation's knowledge, the insurers have the financial ability to pay any such covered claims. The Corporation reevaluates its exposure periodically and makes adjustment of its reserves as appropriate.

   In March 1992, a subsidiary of the Corporation, Smith Fiberglass Products Inc. (Smith Fiberglass), won a patent infringement suit filed against a competitor. A judgment was entered in favor of Smith Fiberglass. The judgment was appealed by the defendant. However, the Court of Appeals affirmed the award and Smith Fiberglass recognized the judgment which amounted to $1.9 million after recognition of legal fees as other income in the second quarter of 1993.

   A legal action against a supplier of certain automotive equipment alleging breach of warranty was settled in December 1992. The Corporation recorded the settlement, net of expenses, of $1.1 million as other income in 1992.

   A lawsuit initiated by the Corporation in connection with previously concluded antitrust action involving a former subsidiary was terminated in the second quarter of 1993 with a favorable settlement of $2.8 million which is included as other income.

   Over the past several years, the Corporation has self-insured a portion of its product liability loss exposure and other business risks. The Corporation has established reserves which it believes are adequate to cover incurred claims. For the year ended December 31, 1993, the Corporation had $60 million of third-party product liability insurance for individual losses in excess of $1.5 million and for aggregate losses in excess of $10 million.


   13.  Operations by Segment


   Years ended December 31 (Dollars in Millions)


                                     Net Revenues/1/                               Earnings (Loss)
                                     -------------                                 --------------
                                    1993     1992    1991       1990      1989     1993      1992     1991     1990       1989/4/
   OEM Products
   Auto and truck structural
     components, fractional
     horsepower and hermetic
     electric motors               $848.8   $753.2  $631.2   $  684.5  $  747.5    $70.2     $52.8    $12.0/2/ $38.7       $15.2

   Water Products/3/
   Water heaters and water
     heating systems and
     protective industrial
     coatings                       248.1    215.2   194.6      197.6     179.0     26.5      18.2     11.0     20.4         7.1

   Agricultural Products
   Agricultural feed storage
     systems, agricultural
     financing, municipal and
     industrial storage systems      38.1     34.0    36.1       42.4      39.5     (4.8)     (4.5)    (3.6)   (11.0)       (7.3)

   Other
   Fiberglass reinforced piping
     systems and other               58.9     43.9    53.9       53.1      49.8      9.8       4.9     11.6     12.4        11.4
                                  -------  -------   -----      -----   -------    -----     -----    -----   ------      ------

                                 $1,193.9 $1,046.3  $915.8     $977.6  $1,015.8    101.7      71.4     31.0     60.5        26.4
                                 ========  =======   =====     ======   =======
   General corporate and
     research and development
     expense                                                                       (23.6)    (20.7)   (16.0)   (16.4)      (21.8)
   Interest income                                                                    --        --       .5       .1          .6
   Interest expense/5/                                                             ( 9.6)    (11.9)   (13.0)   (15.7)      (17.5)
                                                                                   -----    ------    -----    -----      ------
   Earnings (Loss) Before
     Income Taxes, Equity in
     Earnings of Affiliated
     Companies and Cumulative
     Effect of Accounting Changes                                                  $68.5     $38.8    $ 2.5   $ 28.5      $(12.3)
                                                                                   =====     =====    =====    =====       =====

   /1/ Revenues are primarily from the North American area.  Major customers for the Original Equipment Manufacturers (OEM)
   segment are Ford, General Motors and Chrysler who accounted for $266.9, $132.0, and $118.2 million in 1993; $219.3, $148.1 and $96.7 million in 1992; $177.5, $115.6 and $75.8 million in 1991; $179.8, $136.3 and $96.8 in 1990 and $171.3, $169.6
   and $106.2 million in 1989 of this segment's revenues.

   /2/ Includes approximately $4.1 million of non-recurring income.

   /3/ Includes approximately $.7, $3.1 and $5.5 million of non-recurring expense in 1993, 1992 and 1991, respectively.

   /4/ A restructuring charge of $15.6 million has been treated as an expense of the related industry segments including general corporate.

   /5/ Interest expense of the finance subsidiary of $3.8, $6.0, $7.9, $9.2 and $11.4 million in 1993, 1992, 1991, 1990 and 1989, respectively, has been included in earnings (loss) of the Agricultural Products segment.


   Further discussion of the segment results, including Automotive Products and Electrical Products which comprise the OEM segment, can be found under "Management's Discussion and Analysis--Results of Operations."



   (Dollars in Millions)
                                                                                                         Capital
                                              Identifiable                Depreciation                 Expenditures
                                              Total Assets                (Years ended                 (Years ended
                                             (December 31)               December 31)                  December 31)
                                       1993      1992      1991      1993      1992      1991      1993      1992      1991
   Automotive Products               $322.4    $302.7    $304.9     $21.1     $20.6     $19.1     $31.5     $25.4     $38.2
   Electrical Products                161.0     148.7     133.5      12.0      10.1       9.9      14.8      14.0      12.4
   Water Products                     119.0     105.5     106.3       5.9       5.7       5.4       3.5       4.5       5.1
   Agricultural Products              102.5     107.6     120.5       1.4       1.3       1.6       1.2        .6       1.3
   Other                               30.6      29.6      29.8       1.9       1.4       1.5       3.5       2.1       2.0
   Investments in
     affiliated companies              23.8      22.9      20.2        --        --        --        --        --        --
   Corporate Assets                    63.8      52.0      39.1        .3        .4        .3        .2        .3        .3
                                      -----     -----     -----     -----     -----     -----     -----     -----     -----

   Total                             $823.1    $769.0    $754.3     $42.6     $39.5     $37.8     $54.7     $46.9     $59.3
                                     ======    ======    ======     =====     =====     =====     =====     =====     =====


   14.  Quarterly Results of Operations (Unaudited)

   (Dollars in Millions, except per share amounts)


                                        1st Quarter
                                                            2nd Quarter
                                                                                3rd Quarter            4th Quarter
                                       1993      1992      1993      1992      1993      1992      1993      1992
   Net revenues                      $296.1    $253.2    $315.8    $286.8    $272.8    $241.0    $309.2    $265.3
   Gross profit                        48.1      32.6      51.9      47.1      35.1      27.3      43.4      35.7
   Earnings (loss)
    Operations                         13.0       4.7      15.1      12.1       5.5       4.2       9.1       6.2
    Cumulative effect of
      accounting changes                 --     (44.5)       --        --        --        --        --       --
    Net earnings (loss)                13.0     (39.8)     15.1      12.1       5.5       4.2       9.1       6.2
   Per share
    Primary earnings (loss)
      Operations                        .64       .24       .74       .64       .27       .21       .44       .30
      Cumulative effect of
        accounting changes               --     (2.79)       --        --        --        --        --       --
      Net earnings (loss)               .64     (2.55)      .74       .64       .27       .21       .44       .30
    Fully diluted earnings (loss)
      Operations                        .64       .23       .74       .59       .27       .20       .44       .30
      Cumulative effect of
       accounting changes                --     (2.18)       --        --        --        --        --       --
      Net earnings (loss)               .64     (1.95)      .74       .59       .27       .20       .44       .30
    Dividends declared
      Preferred                         --       .531        --        --        --        --        --        --
      Common                           .10*       .10       .10       .10       .11       .10       .11       .10

   *  Excludes $.25 special dividend on Common Stock (see note 8).

   Net earnings (loss) per share is computed separately for each period and, therefore, the sum of such quarterly per share amounts may differ from the total for the year.

   See note 7 for restrictions on the payment of dividends.

   The cumulative effect of the accounting changes in the first quarter of 1992 includes a credit of $1.6 million ($.10 and $.08 per primary and fully diluted shares, respectively) for a change in accounting for income taxes and a charge of $46.1 million [($2.89) and ($2.26) per primary and fully diluted shares, respectively] for a change in accounting for postretirement benefits.

   The fourth quarter of 1993 includes, on an after-tax basis, approximately $2.3 million of charges for additions to product liability and bad debt reserves and writedown of certain assets partially offset by inventory adjustments.

   The fourth quarter of 1992 includes, on an after-tax basis, approximately $3.0 million of charges for additions to product liability and bad debt reserves partially offset by net proceeds of a lawsuit settlement.


   ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                    PART III

   ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information included under the heading "Election of Directors" in the Corporation's definitive Proxy Statement dated March 3, 1994 for the Annual Meeting of Stockholders to be held April 13, 1994 is incorporated herein by reference. The information required regarding Executive Officers of the Corporation is included in Part I of this Form 10-K under the caption "Executive Officers of the Corporation."

   The information included under the heading "Compliance with Section 16(a) of the Securities Exchange Act" in the Corporation's definitive Proxy Statement dated March 3, 1994 for the Annual Meeting of Stockholders to be held on April 13, 1994 is incorporated herein by reference.


   ITEM 11 - EXECUTIVE COMPENSATION

   The information included under the heading "Executive Compensation" in the Corporation's definitive Proxy Statement dated March 3, 1994 for the April 13, 1994 Annual Meeting of Stockholders is incorporated herein by reference, except for the information required by paragraphs (i), (k) and
   (l) of Item 402(a)(8) of Regulation S-K.


   ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information included under the headings "Principal Stockholders" and "Security Ownership of Directors and Management" in the Corporation's Proxy Statement dated March 3, 1994 for the April 13, 1994 Annual Meeting of Stockholders is incorporated hereby by reference.


   ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information included under the headings "Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Corporation's Proxy Statement dated March 3, 1994 for the April 13, 1994 Annual Meeting of Stockholders is incorporated herein by reference.


                                     PART IV


   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  Financial Statements and Financial Statement Schedules

                                                                   Form 10-K
                                                                  Page Number
   The following consolidated financial statements of
   A. O. Smith Corporation are included in Item 8:

   Consolidated Balance Sheet at December 31, 1993 and 1992 . . . . . .
   For each of the three years in the period ended
    December 31, 1993:
     - Consolidated Statement of Operations
       and Retained Earnings   . . . . . . . . . . . . . . . . . . . . . .
     - Consolidated Statement of Cash Flows . . . . . . . . . . . . . .
    Notes to Consolidated Financial Statements . . . . . . . . . . . . .

   The following consolidated financial statement schedules of
   A. O. Smith Corporation are included in Item 14(d):

    Schedule V  - Consolidated Property, Plant and Equipment . . . . . .
    Schedule VI - Consolidated Accumulated Depreciation
                   of Property, Plant and Equipment . . . . . . . . . .
    Schedule VIII - Valuation and Qualifying Accounts  . . . . . . . . .
    Schedule IX - Consolidated Short-Term Borrowings . . . . . . . . . .
    Schedule X  - Consolidated Supplementary Income
                   Statement Information  . . . . . . . . . . . . . . .

   All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

   Financial statements of Metalsa S.A., an affiliate in which the Corporation has a 40 percent investment, are omitted since it does not meet the significant subsidiary test of Rule 3-09 of Regulation S-X.

    (b)  Reports on Form 8-K

   No reports on Form 8-K were filed during the last quarter of 1993. A current report on Form 8-K was voluntarily filed by the Corporation on February 9, 1993. The Form 8-K reported on the approval of three charter amendments by the stockholders of the Corporation at a special meeting held on January 26, 1993 and included as an exhibit the Corporation's Amended and Restated Certificate of Incorporation. The Form 8-K also contained a copy of a press release issued by the Corporation relating to the declaration of a special dividend payable only to holders of Common Stock of record on March 8, 1993.

    (c)  Exhibits

   Pursuant to the requirements of Rule 14a-3(b)(10) of the Securities Exchange Act of 1934, as amended, the Corporation will, upon request and upon payment of a reasonable fee not to exceed the rate at which such copies are available from the Securities and Exchange Commission, furnish copies of any of the following exhibits to its security holders.

   Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K are listed below as Exhibits 10(a) through 10(h).
                                                                   Form 10-K
                                                                  Page Number
   (3i)   Restated Certificate of Incorporation of the
          Corporation as amended and restated January 26,
          1993 incorporated by reference to the Form 8-K report
          dated February 8, 1993 filed by the Corporation  . . . . . .  N/A

   (3ii)  By-laws of the Corporation as amended
          February 5, 1990 incorporated by reference to the
          Annual Report on Form 10-K for the year ended
          December 31, 1989  . . . . . . . . . . . . . . . . . . . . .  N/A

   (4)    (a)  Certain long-term debt is described in Note 7
          to the Consolidated Financial Statements.  The
          Corporation agrees to furnish to the Commission, upon
          request, copies of any instruments defining rights of
          holders of long-term debt described in Note 7  . . . . . . .  N/A

          (b)  Amended and Restated $115 Million Credit
          Agreement incorporated by reference to the Annual

          Report on Form 10-K for the fiscal year ended
          December 31, 1992  . . . . . . . . . . . . . . . . . . . . .  N/A

          (c)  A. O. Smith Corporation agreement dated
          July 6, 1987 regarding a Credit Agreement on the same
          date between AgriStor Credit Corporation and various
          banks incorporated by reference to Amendment No. 1
          to the quarterly report on Form 10-Q for the quarter
          ended September 30, 1987   . . . . . . . . . . . . . . . . .  N/A

          (d)  AgriStor Credit Corporation Credit Agreement
          dated June 25, 1990 extending its revolving credit
          agreement with its lending banks to June 30, 1994.
          The Agreement is incorporated by reference to the
          quarterly report on Form 10-Q for the quarter ended
          June 30, 1990  . . . . . . . . . . . . . . . . . . . . . . .  N/A

          (e)  A. O. Smith Corporation Restated Certificate of
          Incorporation dated January 26, 1993 (incorporated by
          reference to Exhibit (3)(i) hereto)  . . . . . . . . . . . .  N/A

          (f)  Note Purchase and Medium-Term Note Agreement,
          dated July 23, 1993 between A. O. Smith Corporation and
          Metropolitan Life Insurance Company, incorporated by
          reference to the Quarterly Report on Form 10-Q for the
          quarter ended June 30, 1993  . . . . . . . . . . . . . . . .  N/A

          (g)  Note and Agreement dated May 14, 1993 between
          A. O. Smith Corporation and The Prudential Insurance
          Company of America, incorporated by reference to the
          Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1993  . . . . . . . . . . . . . . . . . . . . . . .  N/A

   (10)   Material Contracts
          (a)  1990 Long-Term Executive Compensation Plan
          incorporated by reference to the Corporation's Proxy
          Statement dated March 3, 1994 for an April 13, 1994
          Annual Meeting of Shareholders . . . . . . . . . . . . . . .  N/A

          (b)  1980 Long-Term Executive Incentive Compensation
          Plan incorporated by reference to the Corporation's
          Proxy Statement dated March 1, 1988 for an April 6,
          1988 Annual Meeting of Shareholders  . . . . . . . . . . . .  N/A

          (c)  Executive Incentive Compensation Plan, as amended,

          incorporated by reference to the Annual Report on Form
          10-K for the fiscal year ended December 31, 1992 . . . . . .  N/A

          (d)  Letter Agreement dated December 15, 1979, as amended
          by the Letter Agreement dated November 9, 1981, between
          the Corporation and Thomas I. Dolan incorporated by reference to Amendment No. 2 to the Annual Report on Form 10-K
          for the year ended December 31, 1984 . . . . . . . . . . . .  N/A

          (e) Supplemental Benefit Plan, as amended, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992 . . . . . . . . . . . . . . . .  N/A

          (f)  Executive Life Insurance Plan, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended
          December 31, 1992  . . . . . . . . . . . . . . . . . . . . .  N/A

          (g) Corporate Directors' Deferred Compensation Plan, as amended, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992 . . . N/A

          (h)  Non-employee Directors' Retirement Plan
          incorporated by reference to the quarterly report on
          Form 10-Q for the quarter ended June 30, 1991  . . . . . . .  N/A

   (11)   Computation of Earnings Per Common Share . . . . . . . . . . . .

   (21)   Subsidiaries . . . . . . . . . . . . . . . . . . . . . . . . . .

   (23)   Consent of Independent Auditors  . . . . . . . . . . . . . . . .

   (24)   (a)  Power of Attorney - Thomas F. Russell
          Arthur O. Smith incorporated by reference to the
          Annual Report on Form 10-K for the year
          ended December 31, 1980  . . . . . . . . . . . . . . . . . .  N/A

          (b)  Power of Attorney - Tom H. Barrett
          incorporated by reference to the Annual Report
          on Form 10-K for the year ended December 31, 1981  . . . . .  N/A

          (c)  Power of Attorney - Russell G. Cleary
          incorporated by reference to the Annual Report
          on Form 10-K for the year ended December 31, 1984  . . . . .  N/A

          (d)  Power of Attorney - Lee W. Jennings

          incorporated by reference to the Annual Report
          on Form 10-K for the year ended December 31, 1986  . . . . .  N/A

          (e)  Power of Attorney - Donald J. Schuenke
          incorporated by reference to the Annual Report
          on Form 10-K for the year ended December 31, 1988  . . . . .  N/A

          (f)  Power of Attorney - Dr. Agnar Pytte
          incorporated by reference to the Annual Report
          on Form 10-K for the year ended December 31, 1990  . . . . .  N/A

          (g)  Power of Attorney - Thomas I. Dolan
          incorporated by reference to the Annual Report
          on Form 10-K for the year ended December 31, 1992  . . . . .  N/A


   N/A = Not Applicable

                                                       A. O. SMITH CORPORATION

                                      SCHEDULE V - CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT2
                                                            (000 Omitted)

                                            Years ended December 31, 1993, 1992 and 1991


                   Balance at                                           Balance
                   Beginning    Additions                               at End
                    of Year      at Cost     Retirements    Other3      of Year
   1993:
    Land          $   7,539    $      0       $      0     $    (1)    $  7,538
    Buildings       175,883       7,209           (453)        846      183,485
    Equipment       600,692      47,494        (14,533)1      (890)     632,763
                   --------     -------      ---------     -------     --------
                   $784,114     $54,703      $ (14,986)    $   (45)    $823,786
                   ========     =======      =========     =======     ========
   1992:
    Land          $   7,426    $    115      $       0     $   (2)    $  7,539
    Buildings       168,596       7,400            (17)        (96)     175,883
    Equipment       569,909      39,432         (8,313)1      (336)     600,692
                  ---------    --------      ---------     -------     --------

                   $745,931     $46,947      $  (8,330)    $  (434)    $784,114
                   ========     =======      =========     =======     ========
   1991:
    Land          $   7,314    $    112      $       0     $     0     $  7,426
    Buildings       143,344      25,252             (4)          4      168,596
    Equipment       539,699      33,975         (4,553)1       788      569,909
                  ---------    --------      ---------     -------     --------
                  $ 690,357    $ 59,339      $  (4,557)    $   792     $745,931
                   ========    ========      =========     =======     ========

   1 Includes amortization of durable tools based on a useful life of 30 months charged to operations:
     1993--$71; 1992--$85; 1991--$89.

   2 Estimated useful lives are:  buildings--20 to 75 years; equipment--3 to 20 years.

   3 Translation, other adjustments and reclassifications.

                                                       A. O. SMITH CORPORATION

                                       SCHEDULE VI - CONSOLIDATED ACCUMULATED DEPRECIATION OF
                                                    PROPERTY, PLANT AND EQUIPMENT
                                                            (000 Omitted)

                                            Years ended December 31, 1993, 1992 and 1991


                                  Additions
                     Balance at   Charged to                              Balance
                      Beginning   Costs and                               at End
                       of Year     Expenses1   Retirements   Other2       of Year
   1993:
    Buildings        $ 84,958      $ 6,189    $    (227)   $     436     $  91,356
    Equipment         335,050       36,347      (13,501)        (480)      357,416
                     --------      -------     --------     --------      --------
                     $420,008      $42,536     $(13,728)   $     (44)     $448,772
                     ========      =======     ========     ========      ========

   1992:
    Buildings        $ 70,373      $ 5,980    $     (15)    $  8,620     $  84,958
    Equipment         318,418       33,393       (7,651)      (9,110)      335,050
                     --------      -------     --------      -------      --------
                     $388,791      $39,373     $ (7,666)    $   (490)     $420,008
                     ========      =======     ========     ========      ========

   1991:
    Buildings        $ 65,512      $ 4,858    $      (1)   $       4     $  70,373
    Equipment         289,763       32,826       (4,145)         (26)      318,418
                     --------      -------     --------     --------      --------
                     $355,275      $37,684     $ (4,146)   $     (22)     $388,791
                     ========      =======     ========    =========      ========

                                                 1993       1992      1991

   1 Total                                    $42,536    $39,373   $  37,684

     Amortization of durable tools
      (See Schedule V)                             71         85          89
                                             --------    -------    --------
     Depreciation and amortization of
     plant and equipment                      $42,607    $39,458   $  37,773
                                             ========    =======    ========

   2 Translation, other adjustments and reclassifications.


                                                       A. O. SMITH CORPORATION

                                          SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                                            (000 Omitted)

                                            Years ended December 31, 1993, 1992 and 1991

                                                                Additions
                                     Balance at   Charged to     Charged                      Balance at
                                     Beginning     Costs and     to Other                     the End of
   Description                         of Year     Expenses/1/   Accounts      Deductions/2/     Year
   1993:
    Valuation allowance
    for trade and notes
    receivable                       $ 1,738     $  2,624    $      --         $   376        $ 3,986

    Valuation allowance
    for finance subsidiary
    receivables                       20,585        1,750           --           7,771         14,564

   1992:
    Valuation allowance
    for trade receivables              1,158          832         440/3/           692         $1,738

    Valuation allowance
    for finance subsidiary
    receivables                       26,240        1,442           --           7,097         20,585

   1991:
    Valuation allowance
    for trade receivables              1,039          616           --             497          1,158

    Valuation allowance
    for finance subsidiary
    receivables                       33,950         (972)          --           6,738         26,240

   /1/ Provision (credit) based upon estimated collection.

   /2/ Uncollectible amounts charged against the reserve.

   /3/ Reclassification.

                                                       A. O. SMITH CORPORATION
                                          SCHEDULE IX - CONSOLIDATED SHORT-TERM BORROWINGS
                                                            (000 Omitted)

                                            Years Ended December 31, 1993, 1992 and 1991


                                                         Maximum        Average         Weighted
            Category of                 Weighted         Amount         Amount          Average
             Aggregate       Balance    Average        Outstanding    Outstanding    Interest Rate
            Short-Term      at End of   Interest       During the     During the       During the
            Borrowings         Year       Rate           Year/1/        Year/2/           Year

   1993   Notes Payable-
          Banks             $     0       0.0%         $     0          $     0         0.0%

   1992   Notes Payable-
          Banks             $     0       0.0%         $     0          $     0         0.0%

   1991   Notes Payable-
          Banks             $     0       0.0%          $3,259           $1,244        10.3%

   /1/ The maximum amount outstanding is the maximum amount outstanding at any month-end.

   /2/ The average amount outstanding was computed by averaging the month-end balances.

                 SCHEDULE X - CONSOLIDATED SUPPLEMENTARY INCOME
                              STATEMENT INFORMATION
                                  (000 Omitted)

                  Years ended December 31, 1993, 1992 and 1991


         Item                    Charged to Costs and Expenses

                              1993      1992      1991

   Maintenance and Repairs    $40,609   $34,743   $30,339
                              =======   =======   =======

   Depreciation and amortization of intangible assets, pre-operating costs and similar deferrals; taxes, other than payroll and income taxes; royalties; and advertising costs are each less than 1 percent of consolidated net sales.

        For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-72542 filed on May 26, 1981, Post-Effective Amendment No. 1, filed on May 12, 1983, Post-Effective Amendment No. 2, filed on December 22, 1983, Post-Effective Amendment No. 3, filed on March 30, 1987; 33-19015 filed on December 11, 1987; 33-21356 filed on April 21, 1988; and Form S-8 No. 33-37878 filed November 16,
   1990:

             Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceedings) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                 A. O. SMITH CORPORATION            Date

                                 By:  ROBERT J. O'TOOLE        March 22, 1994
                                      Robert J. O'Toole
                                      Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Name and Title                  Signature                   Date


   ROBERT J. O'TOOLE                 ROBERT J. O'TOOLE              March 22, 1994

   Chairman of the Board of              Robert J. O'Toole
     Directors, President and
     Chief Executive Officer


   GLEN R. BOMBERGER                 GLEN R. BOMBERGER              March 22, 1994
   Executive Vice President,             Glen R. Bomberger
     Chief Financial Officer and
     Director


   THOMAS W. RYAN                    THOMAS W. RYAN                 March 22, 1994
   Vice President, Treasurer and           Thomas W. Ryan
     Controller and Principal
     Accounting office



   TOM H. BARRETT, Director          TOM H. BARRETT                 March 22, 1994
                                           Tom H. Barrett


   RUSSELL G. CLEARY, Director       RUSSELL G. CLEARY              March 22, 1994
                                         Russell G. Cleary


   THOMAS I. DOLAN, Director         THOMAS I. DOLAN                March 22, 1994
                                          Thomas I. Dolan

   LEE W. JENNINGS, Director         LEE W. JENNINGS                March 22, 1994
                                          Lee W. Jennings

   AGNAR PYTTE, Director             AGNAR PYTTE                    March 22, 1994
                                            Agnar Pytte

   THOMAS F. RUSSELL, Director       THOMAS F. RUSSELL              March 22, 1994

                                         Thomas F. Russell

   DONALD J. SCHUENKE, Director      DONALD J. SCHUENKE             March 22, 1994
                                         Donald J. Schuenke

   ARTHUR O. SMITH, Director         ARTHUR O. SMITH                March 22, 1994
                                          Arthur O. Smith


                                  EXHIBIT INDEX


   Exhibit No.      Description

      (11)      Computation of Earnings Per Common Share

      (21)      Subsidiaries

      (23)      Consent of Independent Auditors