Form 10-Q
period 1994-03-31
SMITH A O CORP
filed 1994-05-06
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1994

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                  to

   Commission File Number 1-475


                             A.O. SMITH CORPORATION


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


   Class A Common Stock Outstanding as of April 29, 1994:     6,077,129

   Common Stock Outstanding as of April 29, 1994:            14,786,792

                                      Index

                             A. O. Smith Corporation


   Part I. Financial Information
   Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Statements of Earnings and Retained Earnings
     - Three months ended March 31, 1994 and 1993                           3

     Condensed Consolidated Balance Sheet
     - March 31, 1994 and December 31, 1993                               4-5

     Condensed Consolidated Statements of Cash Flows
     - Three months ended March 31, 1994 and 1993                           6

   Notes to Condensed Consolidated Financial Statements
     - March 31, 1994                                                       7

   Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             8-11



   Part II. Other Information

   Item 1. Legal Proceedings                                               12

   Item 2. Changes in Securities                                           12

   Item 6. Exhibits and Reports on Form 8-K                                13

   Signatures                                                              14

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS

                             A. O. SMITH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                              AND RETAINED EARNINGS
                   Three months ended March 31, 1994 and 1993
                     (000 omitted except for per share data)
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31
    EARNINGS                                            1994         1993

    Electrical Products Company                       $ 70,441       $63,734
    Automotive Products Company                        182,615       155,438
    Water Products Company                              68,002        59,629
    Smith Fiberglass Products Inc.                      12,700        11,412
    Agricultural Products                                6,045         5,885
                                                     ---------     ---------
    NET REVENUES                                      $339,803      $296,098
      Cost of products sold                            286,420       248,019
                                                      --------     ---------
      Gross profit                                      53,383        48,079
      Selling, general and administrative expenses      25,540        23,192
      Interest expense                                   2,972         3,524
      Other expense - net                                  216           311
                                                    ----------     ---------
                                                        24,655        21,052
      Provision for income taxes                         9,303         8,501
                                                    ----------     ---------
      Earnings before equity in earnings of
      affiliated companies                              15,352        12,551
      Equity in earnings of affiliated companies           354           475
                                                    ----------     ---------
    NET EARNINGS                                        15,706        13,026
    RETAINED EARNINGS

      Balance at beginning of period                   177,543       147,065
       Cash dividends on common shares                  (2,276)       (5,624)
                                                      --------      --------

    BALANCE AT END OF PERIOD                          $190,973      $154,467
                                                      ========      ========
    DIVIDENDS PER COMMON SHARE
    Regular (Class A and common)                         $ .11         $ .10
    Special (Common stock only)                         $   -          $ .25

    NET EARNINGS PER COMMON SHARE                        $ .76         $ .64

   See accompanying notes to unaudited condensed consolidated financial statements.

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS

                             A. O. SMITH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      March 31, 1994 and December 31, 1993
                                  (000 omitted)

                                                         (unaudited)
                                                        March 31, 1994    December 31, 1993
    ASSETS
    CURRENT ASSETS
    Cash and cash equivalents                             $  5,410           $  11,902
    Trade receivables                                      159,489             126,949
    Finance subsidiary receivables and leases               18,795              19,151
    Customer tooling                                        19,957              15,471
    Inventories (note 2)                                    98,105              89,804
    Deferred income taxes                                   27,068              27,614
    Other current assets                                    15,518              12,987
                                                          --------          ----------
    TOTAL CURRENT ASSETS                                   344,342             303,878
    Investment in and advances to affiliated companies      24,012              23,669
    Deferred model change                                   20,498              22,095
    Finance subsidiary receivables and leases               48,107              53,481
    Other assets                                            46,391              44,962
    Property, plant and equipment                          834,458             823,786
    Less accumulated depreciation                          458,777             448,772
                                                          --------           ---------
    Net property, plant and equipment                      375,681             375,014
                                                          --------           ---------
    TOTAL ASSETS                                          $859,031            $823,099
                                                          ========            ========

    LIABILITIES AND STOCKHOLDERS'EQUITY

    CURRENT LIABILITIES
    Trade payables                                        $119,513           $  99,320
    Accrued payroll and pension                             36,771              38,347
    Postretirement benefit obligation                        9,106               8,950
    Other current liabilities                               60,835              62,155
    Long-term debt due within one year                       8,744               8,819
    Finance subsidiary long-term debt due within one
    year                                                     3,493               5,598
                                                          --------          ----------
    TOTAL CURRENT LIABILITIES                              238,462             223,189

    Long-term debt (note 3)                                154,025             148,851
    Finance subsidiary long-term debt                       37,774              41,723
    Postretirement benefit obligation                       70,218              69,773
    Other liabilities                                       30,059              28,652
    Deferred income taxes                                   43,143              41,281
    STOCKHOLDERS' EQUITY:
      Preferred stock                                           --                  --
      Class A common stock, $5 par value:  authorized
      7,000,000 shares; issued 6,081,592 and 6,084,845      30,408              30,424
      Common stock, $1 par value:  authorized
      24,000,000 shares; issued 15,618,058 and
      15,614,805                                            15,618              15,615
      Capital in excess of par value                        67,294              65,950
      Retained earnings (note 3)                           190,973             177,543
      Pension liability adjustment                          (9,141)             (9,141)
      Cumulative foreign currency translation
      adjustments                                           (1,060)               (841)
      Treasury stock at cost                                (8,742)             (9,920)
                                                        ----------           ---------

    TOTAL STOCKHOLDERS' EQUITY                             285,350             269,630
                                                         ---------           ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $859,031            $823,099
                                                          ========            ========


   See accompanying notes to unaudited condensed consolidated financial statements.

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS


                             A. O.SMITH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   Three months ended March 31, 1994 and 1993
                                  (000 omitted)
                                   (unaudited)

                                                                1994       1993
    CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                             $15,706   $ 13,026
      Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation                                           11,338      9,970
       Deferred income taxes                                    2,408      2,755
       Equity in earnings of affiliates, net of dividends        (354)      (475)
       Deferred model change and software amortization          2,162      2,310
       Other - net                                                395      1,334
    Change in current assets and liabilities:
        Trade receivables and customer tooling                (36,793)   (31,694)
       Current income tax accounts-net                          2,229      4,943
       Inventories                                             (8,301)   (10,025)
       Prepaid expenses and other                              (1,882)    (1,280)
       Trade payables                                          20,193     22,336
       Accrued liabilities, payroll and pension                (4,955)     4,106
      Net change in noncurrent assets and liabilities           4,660        880
                                                            ---------  ---------
    CASH PROVIDED BY OPERATING ACTIVITIES                       6,806     18,186
                                                             --------  ---------

    CASH FLOW FROM INVESTING ACTIVITIES
      Capital expenditures                                    (12,063)   (13,869)
      Other - net                                                (512)      (140)
                                                              -------  ---------
    CASH USED BY INVESTING ACTIVITIES                         (12,575)   (14,009)
                                                               ------  ---------
    CASH FLOW BEFORE FINANCING ACTIVITIES                      (5,769)     4,177
                                                              -------   ---------
    CASH FLOW FROM FINANCING ACTIVITIES
     Long-term debt incurred                                    8,909     10,441
     Long-term debt retired                                    (3,810)    (3,683)
     Finance subsidiary net long-term debt retired             (6,054)    (4,880)
     Proceeds from common stock options exercised               1,023        898
     Other stock transactions                                   1,485        268
     Dividends paid                                            (2,276)    (5,624)
                                                            ---------  ---------
    CASH USED BY FINANCING ACTIVITIES                            (723)    (2,580)
     Net increase (decrease) in cash and cash equivalents      (6,492)     1,597
     Cash and cash equivalents-beginning of period             11,902      6,025
                                                            ---------  ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 5,410    $ 7,622
                                                             ========  =========

   See accompanying notes to unaudited condensed consolidated financial statements.

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS



                             A. O. SMITH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1994
                                   (unaudited)
   1.  Basis of Presentation
       The financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments consisting of normal accruals considered necessary for fair presentation of the results of operations and of financial position have been made. The results of operations for the three-month period ended March 31, 1994 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 1993 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles.

   2.  Inventories
         (000 omitted)           March 31, 1994      December 31, 1993

       Finished products         $    53,394         $    53,337
       Work in process                36,737              37,215
       Raw materials                  43,255              36,371
       Supplies                        6,056               5,228
                                     -------             -------
                                     139,442             132,151

       Allowance to state
         inventories at LIFO cost     41,337              42,347
                                     -------             -------
                                   $  98,105            $ 89,804
                                    ========             =======
   3.  Long-Term Debt
       On April 5, 1994, the $12.5 million 8.9 percent term loan agreement was amended to carry a floating interest rate as of April 1994 and the final maturity was extended from April 1996 to April 1999. The interest rate is set at 50 basis points over LIBOR and the loan can be repaid at any time without penalty.

       The Corporation's long-term credit agreements contain certain conditions and provisions which restrict the Corporation's payment of dividends. Under the most restrictive of these provisions, retained earnings of $82.4 million were unrestricted as of March 31, 1994 for cash dividends and treasury stock purchases.

   PART I - FINANCIAL INFORMATION
   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS
   FIRST THREE MONTHS OF 1994 COMPARED TO 1993

   Revenues for the first quarter of 1994 were $339.8 million representing the best quarterly performance on record and surpassing last year's first
   quarter revenues by $43.7 million or 14.8 percent.   Net earnings of $15.7
   million or $.76 per share in the first quarter of 1994 also exceeded those of any prior quarter and were $2.7 million higher than the $13.0 million or $.64 per share reported in the same period last year.

   Most of the Corporation's operating units benefitted from an expanding economy which commenced in 1993 and continued in 1994 manifesting itself in the form of increased sales for all of the Corporation's manufacturing units and increased earnings in three of the Corporation's four largest operating units when comparing the first quarter of 1994 to the same period in 1993. While sales increased significantly in the first quarter of 1994, the Corporation's overall gross profit margin declined from 16.2 percent in 1993's first quarter to 15.7 percent in the first quarter of 1994. The decline in the gross profit margin was due largely to costs associated with new product launches within the Automotive Products Company and competitive conditions in the electric motors markets.

   The Automotive Products Company was the most notable beneficiary of the expanding economy as they provided over 60 percent of the Corporation's first quarter revenue increase. Automotive's 1994 first quarter sales were $182.6 million representing an increase of $27.2 million or 17.5 percent over last year's first quarter. The significant sales increase was the result of strong demand, particularly for light truck products in which the company has a strong product presence.

   The significant volume increase at Automotive resulted in 1994's earnings being improved over the same period last year. The earnings improvement was achieved despite having to contend with the costs associated with a number of aggressive new product launches during the quarter. The company began initial shipments of engine cradles and trailing axles for the new Ford Windstar mini van. Full production of this product is scheduled to occur by the end of the second quarter. Automotive also began manufacturing the Toyota Camry rear suspension assembly during the first quarter with full production anticipated by the end of summer.

   In the second quarter Automotive will begin shipping the engine cradle for Ford's new Contour/Mystique passenger car. The company is responsible for all North American cradle production and this program solidifies its position as Ford's number one structure supplier.

   In April, Automotive became aware that at the beginning of the 1998 model year, it will no longer manufacture the engine cradle which is a component of the front-suspension module it supplies for Chrysler's LH vehicles. In 1993 the cradle represented about $20 million in annual sales. Automotive expects it will continue to supply both the front- and rear-suspension modules for these vehicles.

   Also in April, Automotive was awarded the contract to manufacture the full frame for the 1996 model year Chrysler Dodge Ram extended cab model pickup truck. This new business is expected to represent $35 million of incremental sales. The company was also awarded a contract to manufacture side member assemblies for the 1997 model Isuzu Rodeo and Honda Passport, which should result in approximately $10 million of added annual sales and continues to increase the company's penetration in the Japanese automotive transplant segment of the market.

   Equity in earnings of the Corporation's 40 percent owned Mexican affiliate, Metalsa S.A. were modestly lower in the first quarter of 1994 compared to 1993. Start-up costs for new product and a continuation of plant consolidation costs contributed to the lower earnings. Earnings are expected to improve for the balance of 1994.

   The Water Products Company experienced a 14 percent increase in sales in the first quarter of 1994, climbing from $59.6 million in the first quarter of 1993 to $68.0 million. Sales of residential water heaters were particularly strong, reflecting the company's very competitive position in the replacement market and the growth in new housing.

   The incremental earnings for Water Products in the first quarter of 1994 over the same quarter last year were consistent with the increase in residential product sales.

   First quarter sales for the Electrical Products Company increased $6.7 million or 10.5 percent from the first quarter of 1993. The company's first quarter earnings declined from 1993 first quarter levels as a result of continuing pricing pressures within the motor market and certain manufacturing inefficiencies.

   Sales for Smith Fiberglass Products increased 11.3 percent when comparing the first quarter of 1994 to 1993. First quarter shipments of service station pipe were higher than the previous year despite the poor weather conditions that hindered field installation. The chemical/industrial markets and international petroleum production market also showed strength in the first quarter.

   First quarter earnings for Fiberglass Products were significantly higher than those of the prior year's first quarter as a direct result of increased volume and favorable product mix.

   Smith Fiberglass received a boost to its international marketing efforts during the first quarter when the Little Rock, AR facility earned ISO-9001
   certification.   With most countries outside the U.S. accepting ISO-9000
   standards, this designation will enable the company to expand overseas sales activity, especially for service station and oil field pipe. To support this increased international presence, a sales and marketing office was opened in London, England during the first quarter.

   Revenues for A. O. Smith Harvestore Products, Inc. (AOSHPI) increased modestly in the first quarter of 1994 as they experienced increased sales especially in the municipal/industrial and water and waste storage markets. Revenues for AgriStor Credit Corporation declined from the levels of a year ago as the process of liquidating this finance subsidiary continues. The loss incurred in the quarter reflects the seasonality of AOSHPI's business and was at an expected level consistent with the first quarter of 1993.

   Selling, general and administrative expenses in the first quarter were approximately $2.3 million more than the same period of 1993 but declined as a percentage to sales from 7.8 percent in 1993 to 7.5 percent in 1994. The absolute increase in expense was due mostly to higher employee incentive and profit sharing accruals associated with the increased earnings. Interest expense for the first quarter declined $.6 million from the levels incurred in last year's first quarter as a result of lower debt. The Corporation's effective tax rate in 1994 was lower than the 1993 rate due to the recognition of foreign tax credits.

   The record sales and earnings established in the first quarter of 1994 supports the Corporation's objective of surpassing 1993's record results. Assuming increases in short term borrowing rates do not significantly impact the current favorable conditions within the automotive and housing industries, the favorable trend established in the first quarter should continue throughout the year. In view of this projection, in April the Board of Directors increased the quarterly dividend by 18 percent, from $.11 to $.13 per share commencing with the dividend paid in May.

   In the quarter, the corporation sent a delegation of senior executives including the chief executive officer to the Peoples Republic of China in order to assess opportunities in that market.

   In March, the Corporation learned that the United States District
   Court for the Southern District of Ohio ruled that a lawsuit filed by three Ohio farmers in 1992 against the Corporation and Harvestore Products can conditionally proceed as a class action on behalf of all purchasers of Harvestore/R/ structures. The court's ruling does not address the merits of the claims, and the court retains the discretion to decertify the class at any time. The Corporation remains confident this issue can be resolved, that adequate insurance and reserves are in place and the original strategy of selling Harvestore and liquidating AgriStor can be pursued.


   Liquidity and Capital Resources

   The Corporation's working capital was $105.9 million at March 31, 1994 compared to $80.7 million at December 31, 1993. The majority of the increase can be attributed to sales related increases in trade receivables of $32 million and inventories of $8 million offset by a corresponding increase in trade payables of $20 million.

   Cash flow provided by operations was $11.4 million less than the same period last year primarily due to increased working capital requirements. The Corporation's long-term debt increased $5.2 million in the first three months of 1994 to $154 million to finance working capital. The finance subsidiary's long-term debt decreased $3.9 million during the first quarter to $37.8 million, reflecting the continuing liquidation of the business.

   The Corporation anticipates that a combination of current earnings trends and moderating working capital requirements will reduce debt and its debt-to-equity ratio during the balance of 1994. Capital spending continues at higher levels due largely to new autmotive product programs and is expected to exceed $80 million in 1994.

   On April 5, 1994, the $12.5 million 8.9 percent term loan agreement was amended to carry a floating interest rate as of April 1994 and the final maturity was extended from April 1996 to April 1999 (see Note 3).

   At its April 14, 1994 meeting, A. O. Smith's Board of Directors increased the regular quarterly dividend to $.13 per share on its common stock (Classes A and Common) from $.11 per share. The dividend is payable on May 16, 1994 to shareholders of record as of April 29, 1994.

   PART II -- OTHER INFORMATION
   ITEM 1 -- LEGAL PROCEEDINGS

   At March 31, 1994, the Corporation or A.O. Smith Harvestore Products, Inc. ("AOSHPI"), a wholly-owned subsidiary of the Corporation, were defendants in approximately twenty-six (26) cases filed by various plaintiffs who were alleging damages for economic losses claimed to have arisen out of alleged defects in AOSHPI's animal feed storage equipment. In the first quarter of 1994, three new cases were filed against the Corporation and AOSHPI and three cases were settled. Among the pending cases is a case in the New York State Court in the County of Dutchess brought by five parties on "behalf of themselves and all other New York State residents similarly situated who have purchased or leased Harvestore structures from any defendant at anytime." The plaintiffs are seeking to recover for the putative class the lease payments or purchase price paid for the Harvestore structures, restitution for damages together with interest and attorney fees. To date, the Corporation and AOSHPI have procured rulings from the Court striking a number of the plaintiffs' claims, the balance of the claims are also being procedurally attacked and the Corporation and AOSHPI have filed their answers.

   On March 25, 1994, the United States District Court for the Southern District of Ohio ruled that a lawsuit filed by three Ohio farmers in 1992 against the Corporation and AOSHPI, as previously described in Part I,
   Item 3, of the Corporation's 1992 and 1993 annual reports on Form 10-K, can conditionally proceed as a class action on behalf of all purchasers of Harvestore/R/ structures. The Court's ruling does not address the merits of the claims, and the court retains the discretion to decertify the class at any time. The Corporation believes that any damages, including any punitive damages, arising out of the pending cases, including the conditionally certified class action, are adequately covered by insurance and recorded reserves.

   There have been no material changes in the environmental matters previously reported in Item 3 in the Company's Form 10-K Report for the fiscal year ended December 31, 1993 which is incorporated herein by reference.


   PART II -- OTHER INFORMATION
   ITEM 2 -- CHANGES IN SECURITIES

   On April 5, 1994 the Corporation's $12.5 million term loan agreement with NBD Bank, N.A. was amended to carry a floating interest rate as of April 1994 and the final maturity was extended from April 1996 to April 1999. The covenants and restrictions on the payment of dividends remain essentially the same. Refer to Note 3 on page 7 of this report for more detailed information regarding the Corporation's debt covenants, dividend payment restrictions and retained earnings.


   PART II -- OTHER INFORMATION
   ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K


      (a)   Exhibits

         (4) Term Loan Agreement, dated April 5, 1994, between A. O. Smith Corporation and NBD Bank, N.A.

      (b)   Reports on Form 8-K

         No reports on Form 8-K were filed by the Corporation in the first quarter of 1994.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly casued this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           A. O. SMITH CORPORATION



   May 6, 1994                             THOMAS W. RYAN
                                           Thomas W. Ryan
                                           Vice President
                                           Treasurer and Controller




   May 6, 1994                             G. R. BOMBERGER
                                           G. R. Bomberger
                                           Executive Vice President
                                           and Chief Financial Officer

                               EXHIBIT INDEX


   Exhibit
   Number                           Exhibit

   (4) Term Loan Agreement, dated April 5, 1994, between A. O. Smith Corporation and NBD Bank, N.A.