Form 10-Q
period 1994-06-30
SMITH A O CORP
filed 1994-08-10
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1994

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                 to

   Commission File Number 1-475

                             A.O. SMITH CORPORATION
                          ----------------------------

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


   Class A Common Stock Outstanding as of July 29, 1994:     14,833,322

   Common Stock Outstanding as of July 29, 1994:              6,068,299

                             Exhibit Index Page 15

                                    Index

                           A. O. Smith Corporation


   Part I. Financial Information

   Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Statements of Earnings and Retained Earnings
     - Six months ended June 30, 1994 and 1993                              3

     Condensed Consolidated Balance Sheet
     - June 30, 1994 and December 31, 1993                                4-5

     Condensed Consolidated Statements of Cash Flows
     - Six months ended June 30, 1994 and 1993                              6

   Notes to Condensed Consolidated Financial Statements
     - June 30, 1994                                                        7

   Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             8-10



   Part II. Other Information

   Item 1. Legal Proceedings                                               11

   Item 2. Changes in Securities                                           11

   Item 4. Submission of Matters to a Vote of Security Holders          11-13

   Item 6. Exhibits and Reports on Form 8-K                                13

   Signatures                                                              14

   Index to Exhibits                                                       15

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS


                             A. O. SMITH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                              AND RETAINED EARNINGS
                Three and Six months ended June 30, 1994 and 1993
                     (000 omitted except for per share data)
                                   (Unaudited)

                                             Three Months Ended        Six Months Ended
                                                  June 30                  June 30
    EARNINGS                                  1994        1993        1994         1993

    Electrical Products Company             $ 74,858    $ 66,280    $145,299      $130,014
    Automotive Products Company              185,611     158,862     368,226       314,300
    Water Products Company                    62,764      62,875     130,766       122,504
    Smith Fiberglass Products Inc.            15,857      17,452      28,557        28,864
    Agricultural Products                     11,102      10,333      17,147        16,218
                                             -------   ---------    --------      --------
    NET REVENUES                             350,192     315,802     689,995       611,900
       Cost of products sold                 291,653     263,907     578,073       511,926
                                             -------   ---------    --------      --------
       Gross profit                           58,539      51,895     111,922        99,974
       Selling, general and
         administrative expenses              26,013      25,319      51,553        48,511
       Interest expense                        3,083       3,428       6,055         6,952
       Other (income) expense - net              922        (594)      1,138          (283)
                                             -------   ---------    --------      --------
                                              28,521      23,742      53,176        44,794
       Provision for income taxes             10,810       9,459      20,113        17,960
                                             -------   ---------    --------      --------
      Earnings before equity in earnings
      of affiliated companies                 17,711      14,283      33,063        26,834
      Equity in earnings of affiliated
      companies aftertax                         247         794         601         1,269
                                             -------   ---------    --------      --------
    NET EARNINGS                              17,958      15,077      33,664        28,103
    RETAINED EARNINGS
       Balance at beginning of period        190,973     154,467     177,543       147,065
       Cash dividends on common shares        (2,712)     (2,049)     (4,988)       (7,673)
                                            --------    --------    --------      --------
    BALANCE AT END OF PERIOD                $206,219    $167,495    $206,219      $167,495
                                            ========    ========    ========      ========

    DIVIDENDS PER COMMON SHARE
    Regular (Class A and common)               $ .13       $ .10       $ .24         $ .20
    Special (Common stock only)                $ .--       $ .--       $ .--         $ .25

    NET EARNINGS PER COMMON SHARE              $ .86       $ .74       $1.62         $1.37

   See accompanying notes to unaudited condensed consolidated financial statements.

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS


                             A. O. SMITH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       June 30, 1994 and December 31, 1993
                                  (000 omitted)
                                              (unaudited)
                                             June 30, 1994   December 31, 1993

    ASSETS
    CURRENT ASSETS
    Cash and cash equivalents              $     7,289            $ 11,902
    Trade receivables                          164,910             126,949
    Finance subsidiary receivables and
      leases                                    17,282              19,151
    Customer tooling                            19,464              15,471
    Inventories (note 2)                        97,436              89,804
    Deferred income taxes                       26,667              27,614
    Other current assets                        20,988              12,987
                                             ---------          ----------
    TOTAL CURRENT ASSETS                       354,036             303,878
    Investment in and advances to
      affiliated companies                      24,338              23,669
    Deferred model change                       19,124              22,095
    Finance subsidiary receivables and
      leases                                    46,423              53,481
    Other assets                                45,955              44,962
    Property, plant and equipment              851,229             823,786
    Less accumulated depreciation              470,238             448,772
                                             ---------           ---------
    Net property, plant and equipment          380,991             375,014
                                             ---------           ---------
    TOTAL ASSETS                              $870,867            $823,099
                                              ========            ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
    Trade payables                            $114,542            $ 99,320
    Accrued payroll and pension                 41,465              38,347
    Postretirement benefit obligation            9,855               8,950
    Other current liabilities                   65,167              62,155
    Long-term debt due within one year           3,700               8,819
    Finance subsidiary long-term debt due
      within one year                            4,053               5,598
                                            ----------          ----------
    TOTAL CURRENT LIABILITIES                  238,782             223,189

    Long-term debt (note 3)                    150,579             148,851
    Finance subsidiary long-term debt           35,356              41,723
    Postretirement benefit obligation           70,715              69,773
    Other liabilities                           27,202              28,652
    Deferred income taxes                       45,831              41,281
    STOCKHOLDERS' EQUITY:
      Preferred stock                               --                  --
      Class A common stock, $5 par value:
      authorized  7,000,000 shares; issued
        6,072,059 and 6,084,845                 30,360              30,424
      Common stock, $1 par value:
      authorized 24,000,000 shares; issued
        15,627,591 and 15,614,805               15,628              15,615
      Capital in excess of par value            68,025              65,950
      Retained earnings (note 3)               206,219             177,543
      Pension liability adjustment              (9,141)             (9,141)
      Cumulative foreign currency
        translation adjustments                   (568)               (841)
      Treasury stock at cost                    (8,121)             (9,920)
                                            ----------           ---------
    TOTAL STOCKHOLDERS' EQUITY                 302,402             269,630
                                             ---------           ---------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                  $870,867            $823,099
                                              ========            ========

   See accompanying notes to unaudited condensed consolidated financial statements.

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS

                             A. O.SMITH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     Six months ended June 30, 1994 and 1993
                          (000 omitted) - (unaudited)
    CASH FLOWS                                             1994        1993

    CASH FLOWS FROM OPERATING ACTIVITIES
      Net earnings                                      $ 33,664     $28,103
      Adjustments to reconcile net earnings to net
         cash provided by operating activities:
        Depreciation                                      24,546      20,691
        Deferred income taxes                              5,497       4,022
        Equity in earnings of affiliates, net of
            dividends                                       (601)        331
        Deferred model change and software
            amortization                                   4,549       4,522
        Other - net                                          870       3,429
      Change in current assets and liabilities:
       Trade receivables and customer tooling            (40,278)    (29,312)
       Current income tax accounts-net                      (150)      6,133
       Inventories                                        (7,632)    (11,535)
       Prepaid expenses and other                         (7,355)     (7,590)
       Trade Payables                                     15,222      27,300
       Accrued liabilities, payroll and pension            7,202      14,975
      Net change in noncurrent assets and liabilities      3,752       6,014
                                                       ---------   ---------
    CASH PROVIDED BY OPERATING ACTIVITIES                 39,286      67,083
                                                        --------   ---------
    CASH FLOW FROM INVESTING ACTIVITIES
      Capital expenditures                               (30,696)    (25,453)
      Other - net                                           (733)       (708)
                                                      ----------   ---------
    CASH USED BY INVESTING ACTIVITIES                    (31,429)    (26,161)
                                                       ---------   ---------
    CASH FLOW BEFORE FINANCING ACTIVITIES                  7,857      40,922
                                                        --------   ---------
    CASH FLOW FROM FINANCING ACTIVITIES
     Long-term debt incurred                                 828      10,000
     Long-term debt retired                               (4,219)    (35,126)
     Finance subsidiary net long-term debt retired        (7,912)    (10,365)
     Proceeds from common stock options exercised          1,850       1,770
     Other stock transactions                              1,971         227
     Dividends paid                                       (4,988)     (7,673)
                                                       ----------  ---------
    CASH USED BY FINANCING ACTIVITIES                    (12,470)    (41,167)
     Net decrease in cash and cash equivalents            (4,613)       (245)
     Cash and cash equivalents-beginning of period        11,902       6,025
                                                       ---------   ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  7,289   $   5,780
                                                        ========   =========

   See accompanying notes to unaudited condensed consolidated financial statements.

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS


                             A. O. SMITH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1994
                                   (unaudited)

   1.  Basis of Presentation
       ---------------------
       The financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments consisting of normal accruals considered necessary for fair presentation of the results of operations and of financial position have been made. The results of operations for the six-month period ended June 30, 1994 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 1993 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles.

   2.  Inventories
       -----------

       (000 omitted)             June 30, 1994      December 31, 1993

       Finished products         $    52,620       $    53,337
       Work in process                36,127            37,215
       Raw materials                  43,236            36,371
       Supplies                        6,883             5,228
                                     -------           -------
                                     138,866           132,151

       Allowance to state
         inventories at LIFO cost     41,430            42,347
                                     -------           -------
                                   $  97,436          $ 89,804
                                     =======           =======

   3.  Long-Term Debt
       --------------
       On April 5, 1994, the $12.5 million 8.9 percent term loan agreement was amended to carry a floating interest rate as of April 1994 and the final maturity was extended from April 1996 to April 1999. The interest rate is set at 50 basis points over LIBOR and the loan can be repaid at any time without penalty.

       On June 15, 1994, the Corporation put in place a $140 million revolving credit agreement which replaced a $115 million A. O. Smith facility and a $30 million AgriStor Credit Corporation facility. The term of the amended agreement was extended two years until April 3, 1998. In addition to lower fees and lower borrowing rates the agreement contains fewer restrictive covenants. Due to a continuing reduction in funding needs, AgriStor Credit Corporation terminated its commercial paper program on June 15, 1994.

       The Corporation's long-term credit agreements contain certain conditions and provisions which restrict the Corporation's payment of dividends. Under the most restrictive of these provisions, retained earnings of $91.9 million were unrestricted as of June 30, 1994 for cash dividends and treasury stock purchases.

   PART 1--FINANCIAL INFORMATION
   ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

   Results of Operatons - First six months of 1994 compared to 1993

   The combination of effective business strategies and favorable economic conditions were reflected in the Corporation's results for the first six months and second quarter of 1994 as sales and earnings for these periods surpassed those of any previous comparable period. Through the first half of the year, all product operations of the Corporation except Fiberglass Products, exceeded their sales and earnings of the corresponding period last year.

   Revenues for the first half of 1994 were $690 million or almost 13 percent better than the $611.9 million of revenues in the same period of 1993. Revenues of $350.2 million in the second quarter of 1994 surpassed last year's second quarter by $34.4 million or almost 11 percent.

   The Corporation earned $33.7 million for the first half of 1994 compared to $28.1 million in the first half of 1993. Second quarter earnings were $18.0 million in 1994, an increase of $2.9 million or 19 percent over the $15.1 million earned in the same quarter of 1993.

   The second quarter gross margin of 16.7 percent compared favorably to the
   16.4 percent margin in the same period of 1993. Increased volume and improved manufacturing efficiencies at the Electrical Products Company were the major reasons for the second quarter improvement in profit margin and offset higher new product launch costs at Automotive. The gross profit margin through the first half of the year was 16.2 percent or slightly lower than the 16.3 percent realized in the same period in 1993 reflecting conditions in the first quarter including new product launch costs at Automotive and competitive conditions in the electric motors markets.

   The domestic automotive industry demonstrated a continuation of the market expansion that has occurred over the past year and a half, with particularly high demand for light truck products in which the Automotive Products Company has a concentration of its revenues. Automotive increased sales by approximately 17 percent in both the first half and second quarter of 1994 when compared to the same periods of 1993.

   Automotive's earnings during 1994 have been sufficient to absorb the costs associated with a number of new product launches during the year and reflected double digit percentage increases over the comparable periods of 1993. Assuming the continued popularity of the vehicles for which the Company is a supplier, the outlook for the remainder of the year is encouraging.

   Equity in earnings of the Corporation's 40 percent owned Mexican affiliate were lower in the second quarter and first half of 1994 compared to 1993 as the result of start up costs for new product along with costs incurred to realign manufacturing operations. These costs are expected to diminish through the rest of 1994 and second half results should show some improvement.

   Year-to-date sales in 1994 for the Water Products company were $130.8 million or 6.7 percent higher than the first half of 1993. The majority of the increase in sales from year-to-year occurred in the residential heater business. Sales for the second quarter of 1994 were comparable to 1993 second quarter sales and reflected both increased residential sales and an industry wide downturn in the commercial heater business due to a build-up of distributor inventories which occurred late in 1993 and early 1994.

   Operating profits for Water Products in the first half of 1994 were improved over the same period of 1993. The impact of increased residential heater volume more than offset the adverse effect of a reduction in the volume of the higher margin commercial product. Profits for the second quarter of 1994 were at the same level as the second quarter of 1993. Improved demand for commercial product is expected in the third quarter as distributors begin to replenish their inventory. Given year-to-date results, strengthening demand for commercial product and the introduction of a number of new residential and commercial products during the second half of the year, 1994 should show another solid earnings performance by Water Products.

   Management has been encouraged by the recent performance of the Electrical Products Company. Favorable conditions in the pump, air compressor, HVAC, and replacement segments of the business have manifested themselves in the form of increased sales in both the second quarter and first half of 1994 when compared to the same periods of 1993. 1994 first half sales were more than $15 million or 11.7 percent higher than the same period in 1993. The pace of incoming orders suggests that the outlook for third quarter volume is also good.

   The increased volume along with improved factory performance had a positive influence on Electrical Products earnings in the first six months of 1994 with an even more pronounced improvement in the second quarter compared to 1993.

   Sales for Smith Fiberglass Products were lower in 1994 than in 1993 for both the first half and second quarter as the prior year benefited from two large oil field shipments. Earnings were also lower than the same periods of 1993 as a result of reduced volume and the favorable impact last year of a non-recurring patent infringement lawsuit.

   The losses incurred by the agricultural operations in the second quarter and first half of 1994 were less than those incurred in the same period of 1993. The reasons for the reduced losses were twofold. Earnings for A.
   O. Smith Harvestore Products, Inc. were higher than those of the previous years due to strong activity in the municipal and industrial and water and waste storage markets and provisions in 1994 for product liability and bad debts were lower.

   Selling, general and administrative expenses in 1994 were higher than the respective periods of 1993 but declined as a percentage of sales. The $3.0 million increase from the first half of 1993 to the first half of 1994 was due to higher employee incentive and profit sharing accruals associated with increased earnings and higher commissions and other expenses in support of increased sales volumes. Through the first six months of 1994, interest expense was 13 percent lower than in the same period of 1993 reflecting an approximate $20 million decline in debt since June 30, 1993, and refinancing of relatively higher cost borrowings.

   Non-operating expenses for 1994 reflect an unfavorable swing of approximately $1.5 million for both the second quarter and first half when compared to the same periods of 1993. A judgment in a patent infringement suit and the settlement of a malpractice suit resulted in approximately $4.7 million of non-operating income in the second quarter of 1993 offset in part by a $2.8 million write-off related to impaired assets.

   The effective tax rate declined from approximately 40% in 1993 to around 38% in 1994. The favorable impact of research and development and foreign tax credits recognized in 1994 more than offset the rate increase associated with the Revenue Reconciliation Act of 1993.

   The Corporation remains optimistic that the markets it serves will continue to expand throughout 1994 and into 1995, and that 1994 financial results should surpass last year's record setting results.

   Liquidity and Capital Resources
   --------------------------------

   The Corporation's working capital was $115.3 million at June 30, 1994 compared to $80.7 million at December 31, 1993. Increased sales and seasonally related increases in trade receivables, inventories and other current assets were partially offset by related increases in trade payables and other accrued liabilities.

   Cash flow provided by operations was $27.8 million less than the same period last year as the improved earnings were more than offset by higher working capital requirements. While the Corporation's long-term debt increased slightly in the first six months to $150.6 million due to the increased working capital requirements, the debt to equity ratio of 49.8% was improved over the same time last year when it was 55.2%. The long-term debt of the finance subsidiary declined $6.4 million to $35.4 million reflecting the continuing liquidation of that business.

   The Corporation anticipates that a combination of current earnings trends and moderating seasonal working capital requirements will reduce debt and further improve its debt-to-equity ratio during the balance of 1994. Capital spending continues at higher levels due largely to new automotive product programs and could exceed $70 million in 1994.

   In April, the $12.5 million 8.9 percent term loan agreement was amended to carry a floating interest rate and the final maturity was extended from April 1996 to April 1999. In addition, in June, the Corporation put in place a $140 million revolving credit agreement which replaced a $115 million A. O. Smith facility and a $30 million AgriStor Credit Corporation facility. The term of the agreement was extended two years to April 3, 1998. In addition to lower fees and lower borrowing rates, the agreement contains fewer restrictive covenants (see Note 3).

   At its June 7, 1994 meeting, A. O. Smith's Board of Directors declared a regular quarterly dividend of $.13 per share on its common stock (Classes A and Common). The dividend is payable on August 15, 1994 to shareholders of record as of July 29, 1994.

   PART II -- OTHER INFORMATION
   ITEM 1 -- LEGAL PROCEEDINGS

   At June 30, 1994, the Corporation or A. O. Smith Harvestore Products, Inc. ("AOSHPI"), a wholly-owned subsidiary of the Corporation, were defendants in approximately twenty-seven (27) cases and two putative class action lawsuits filed by various plaintiffs who were alleging damages for economic losses claimed to have arisen out of alleged defects in AOSHPI's animal feed storage equipment. In the second quarter of 1994, three new cases were filed against the Corporation and AOSHPI and two cases were favorably resolved. The United States District Court for the Southern District of Ohio has set an October 16, 1995 trial date and approved the form of Notice which was mailed during the quarter to the class members in the conditionally certified class action brought on behalf of purchasers and lessees of Harvestore structures manufactured by the Corporation and AOSHPI. Information on these lawsuits was previously reported in Part I,
   Item 3 of the Corporation's 1992 and 1993 annual reports on Form 10-K and in Part II, Item 1 of the Corporation's Form 10-Q report for the quarterly period ended March 31, 1994 which are incorporated herein by reference.

   There have been no material changes in the environmental matters previously reported in Part I, Item 3 in the Corporation's 1993 annual report on Form 10-K which is incorporated herein by reference.

   ITEM 2 -- CHANGES IN SECURITIES

   Previously reported in Item 2, Part II of the Corporation's quarterly report on Form 10-Q for the quarter ended March 31, 1994, which is incorporated herein by reference.

   ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On March 3, 1994 the Corporation mailed a proxy statement to its stockholders relating to the annual meeting of stockholders on April 13, 1994. The annual meeting included the election of directors and the consideration and action upon proposals to increase the number of shares of Common Stock reserved under and make certain other amendments to and restate the 1990 Long Term Executive Incentive Compensation Plan, to approve the ratification of Ernst & Young as the independent auditors of the Corporation and to act upon two stockholder proposals, one relating to the cumulative voting in the election of directors and the other relating to the Maquiladora Operations.

   Directors are elected by the holders of each class of stock, voting as separate classes, with the holders of Class A Common Stock entitled to elect six directors and the holders of Common Stock entitled to elect three directors. In the other matters voted upon at the meeting, both classes of stock vote together as a single class, with the Class A Common Stock holders having one vote per share and the Common Stock holders having 1/10th vote per share. The voting results from the matters voted upon at the annual meeting were as follows:

   1.   Election of Directors

                                            Votes     Broker
                            Votes For      Withheld  Non-Votes

   Class A Common Stock
      Directors
    Tom H. Barrett           5,714,918       7,805       0
    Glen R. Bomberger        5,717,420       5,303       0
    Thomas I. Dolan          5,716,720       6,003       0
    Robert J. O'Toole        5,717,420       5,303       0
    Donald J. Schuenke       5,717,020       5,703       0
    Arthur O. Smith          5,716,720       6,003       0

   Common Stock Directors
    Russell G. Cleary       10,928,491      68,593       0
    Leander W. Jennings     10,929,205      67,879       0
    Dr. Agnar Pytte         10,929,205      67,879       0


   2. Amendment and Restatement of the 1990 Long-Term Executive Incentive Compensation Plan


                                             Votes                    Broker
                                 Votes For   Against   Abstentions   Non-Votes

   COMBINED CLASS VOTE:
   Class A Common Stock and
   Common Stock (1/10th vote)    6,622,697   90,412      20,162       89,160


   3.   Ratification of Ernst & Young as Independent Auditors

                                              Votes                   Broker
                                 Votes For   Against   Abstentions   Non-Votes

   COMBINED CLASS VOTE:
   Class A Common Stock and
   Common Stock (1/10th vote)    6,795,081    15,177     12,173         0


   4.   Stockholder Proposal on Cumulative Voting in Election of Directors

                                               Votes                    Broker
                                 Votes For    Against   Abstentions   Non-Votes

   COMBINED CLASS VOTE:
   Class A Common Stock and
   Common Stock (1/10th vote)      573,307   5,992,706    17,689       238,728


   5.   Stockholder Proposal on Maquiladora Operations

                                               Votes                   Broker
                                 Votes For    Against   Abstentions   Non-Votes

   COMBINED CLASS VOTE:
   Class A Common Stock and
   Common Stock (1/10th vote)      179,210   6,303,221   101,272       238,728


   ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

              (4) Extension and First Amendment, dated as of June 15, 1994, to the Amended and Restated Credit Agreement, dated as of February 26, 1993.

        (b)   Reports on Form 8-K

              No reports on Form 8-K were filed by the Corporation in the second quarter of 1994.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly casued this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           A. O. SMITH CORPORATION




   August 8, 1994                          THOMAS W. RYAN
                                           Thomas W. Ryan
                                           Vice President
                                           Treasurer and Controller




   August 8, 1994                          G. R. BOMBERGER
                                           G. R. Bomberger
                                           Executive Vice President
                                           and Chief Financial Officer

                           INDEX TO EXHIBITS

Exhibit
Number             Description

4 Extension and First Amendment, dated as of June 15, 1994, to the Amended and Restated Credit Agreement, dated as of February 26, 1993.