Form 10-Q
period 1994-09-30
SMITH A O CORP
filed 1994-11-07
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1994

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


   Common Stock Outstanding as of October 31, 1994:                14,851,540

   Class A Common Stock Outstanding as of October 31, 1994:         6,054,081


                              Exhibit Index Page 14

                                      Index

                             A. O. Smith Corporation


   Part I. Financial Information

   Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Statements of Earnings and Retained Earnings
     - Nine months ended September 30, 1994 and 1993                        3

     Condensed Consolidated Balance Sheet
     - September 30, 1994 and December 31, 1993                           4-5

     Condensed Consolidated Statements of Cash Flows
     - Nine months ended September 30, 1994 and 1993                        6

     Notes to Condensed Consolidated Financial Statements
     - September 30, 1994                                                   7

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                           8-11



   Part II. Other Information

   Item 1. Legal Proceedings                                               12

   Item 2. Changes in Securities                                           12

   Item 4. Submission of Matters to a Vote of Security Holders             12

   Item 6. Exhibits and Reports on Form 8-K                                12

   Signatures                                                              13

   Index to Exhibits                                                       14

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS

                             A. O. SMITH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                              AND RETAINED EARNINGS

             Three and Nine months ended September 30, 1994 and 1993
                     (000 omitted except for per share data)
                                   (Unaudited)

                                  Three Months Ended     Nine Months Ended
                                     September 30          September 30
    EARNINGS                       1994        1993       1994       1993

    Electrical Products
     Company                     $ 70,278    $ 56,746 $  215,577  $186,760
    Automotive Products
     Company                      170,666     130,867    538,892   445,167
    Water Products Company         64,098      58,014    194,864   180,518
    Smith Fiberglass Products
     Inc.                          15,298      16,192     43,855    45,056
    Agricultural Products          12,390      10,997     29,537    27,215
                                 --------    --------  ---------  --------
    NET REVENUES                  332,730     272,816  1,022,725   884,716
      Cost of products sold       286,439     237,692    864,512   749,618
                                 --------    --------  ---------  --------
      Gross profit                 46,291      35,124    158,213   135,098
      Selling, general and
       administrative expenses     27,278      21,868     78,831    70,379
      Interest expense              3,136       3,313      9,191    10,265
      Other (income) expense -
       net                             87        (144)     1,225      (427)
                                ---------    --------  ---------  --------
                                   15,790      10,087     68,966    54,881
      Provision for income
       taxes                        6,135       5,132     26,248    23,092
                                ---------    --------  --------- ---------
      Earnings before equity
       in earnings of
       affiliated companies         9,655       4,955     42,718    31,789
      Equity in earnings of
       affiliated companies
       aftertax                       475         513      1,076     1,782
                                ---------   ---------  --------- ---------
    NET EARNINGS                   10,130       5,468     43,794    33,571
    RETAINED EARNINGS
       Balance at beginning of
       period                     206,219     167,495    177,543   147,065
       Cash dividends on
       common shares               (2,717)     (2,262)    (7,705)   (9,935)
                                 --------     -------   --------  --------

    BALANCE AT END OF PERIOD     $213,632    $170,701   $213,632  $170,701
                                 ========    ========  =========  ========

    DIVIDENDS PER COMMON SHARE
    Regular (Class A and
     common)                       $ .13        $ .11      $ .37     $ .31
    Special (Common stock
     only)                         $. --        $. --      $. --     $ .25
    NET EARNINGS PER COMMON
     SHARE                         $ .48        $ .27      $2.10     $1.64

   See accompanying notes to unaudited condensed consolidated financial statements.

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS

                             A. O. SMITH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    September 30, 1994 and December 31, 1993
                                  (000 omitted)

                                          (unaudited)
                                       September 30, 1994  December 31, 1993
    ASSETS

    CURRENT ASSETS
    Cash and cash equivalents               $   6,874           $ 11,902
    Trade receivables                         157,554            126,949
    Finance subsidiary receivables
     and leases                                16,869             19,151
    Customer tooling                           21,084             15,471
    Inventories (note 2)                      108,738             89,804
    Deferred income taxes                      26,597             27,614
    Other current assets                       14,979             12,987
                                            ---------          ---------
    TOTAL CURRENT ASSETS                      352,695            303,878

    Investment in and advances to
     affiliated companies                      24,462             23,669
    Deferred model change                      18,030             22,095

    Finance subsidiary receivables
     and leases                                42,178             53,481
    Other assets                               47,071             44,962
    Property, plant and equipment             863,466            823,786
    Less accumulated depreciation             481,290            448,772
                                            ---------          ---------
    Net property, plant and
     equipment                                382,176            375,014
                                            ---------          ---------
    TOTAL ASSETS                             $866,612           $823,099
                                            =========          =========

    LIABILITIES AND STOCKHOLDERS'
     EQUITY

    CURRENT LIABILITIES
    Trade payables                           $115,207          $  99,320
    Accrued payroll and pension                35,620             38,347
    Postretirement benefit
     obligation                                 9,418              8,950
    Other current liabilities                  62,591             62,155
    Long-term debt due within one
     year                                       3,700              8,819
    Finance subsidiary long-term
     debt due within one year                   5,932              5,598
                                            ---------           --------
    TOTAL CURRENT LIABILITIES                 232,468            223,189

    Long-term debt (note 3)                   146,357            148,851
    Finance subsidiary long-term
     debt                                      32,005             41,723
    Postretirement benefit
     obligation                                71,644             69,773
    Other liabilities                          27,122             28,652
    Deferred income taxes                      47,229             41,281
    STOCKHOLDERS' EQUITY:
      Preferred stock                              --                 --
      Class A common stock, $5 par
       value:  authorized
       7,000,000 shares; issued
       6,070,041 and 6,084,845                 30,350             30,424
      Common stock, $1 par value:
       authorized 24,000,000
       shares; issued 15,629,609 and
       15,614,805                              15,630             15,615

      Capital in excess of par value           68,071             65,950
      Retained earnings (note 3)              213,632            177,543
      Pension liability adjustment             (9,141)            (9,141)
      Cumulative foreign currency
       translation adjustments                   (670)              (841)
      Treasury stock at cost                   (8,085)            (9,920)
                                            ---------          ---------

    TOTAL STOCKHOLDERS' EQUITY                309,787            269,630
                                            ---------          ---------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                    $866,612           $823,099
                                            =========          =========


   See accompanying notes to unaudited condensed consolidated financial statements.

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS

                             A. O.SMITH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  Nine months ended September 30, 1994 and 1993
                          (000 omitted) - (unaudited)
    CASH FLOWS                                         1994       1993
    CASH FLOWS FROM OPERATING ACTIVITIES
      Net earnings                                   $43,794    $33,571
      Adjustments to reconcile net earnings to net
       cash provided by operating activities:
        Depreciation                                  36,948     31,345
        Deferred income taxes                          6,965      7,155
        Equity in earnings of affiliates, net of
         dividends                                    (1,076)      (182)
        Deferred model change and software
         amortization                                  6,603      6,915
        Other - net                                    3,359      5,085
      Change in current assets and liabilities:
       Trade receivables and customer tooling        (34,159)   (36,776)
       Current income tax accounts-net                   (63)     4,992
       Inventories                                   (18,934)   (23,195)
       Prepaid expenses and other                     (1,363)   (11,520)
       Trade payables                                 15,887     41,661

       Accrued liabilities, payroll and pension       (1,727)    18,255
      Net change in noncurrent assets and
       liabilities                                     4,638      1,903
                                                    --------   --------
    CASH PROVIDED BY OPERATING ACTIVITIES             60,872     79,209
                                                    --------   --------

    CASH FLOW FROM INVESTING ACTIVITIES
      Capital expenditures                           (44,123)   (42,040)
      Other - net                                       (971)      (769)
                                                    --------   --------
    CASH USED BY INVESTING ACTIVITIES                (45,094)   (42,809)
                                                    --------   --------

    CASH FLOW BEFORE FINANCING ACTIVITIES             15,778     36,400
                                                    --------   --------
    CASH FLOW FROM FINANCING ACTIVITIES
     Long-term debt incurred                             -       30,000
     Long-term debt retired                           (7,613)   (43,513)
     Finance subsidiary net long-term debt retired    (9,384)   (15,062)
     Proceeds from common stock options exercised      1,902      1,906
     Other stock transactions                          1,994        361
     Dividends paid                                   (7,705)    (9,935)
                                                    --------  ---------
    CASH USED BY FINANCING ACTIVITIES                (20,806)   (36,243)
     Net increase/(decrease) in cash and cash
      equivalents                                     (5,028)       157
     Cash and cash equivalents-beginning of period    11,902      6,025
                                                    --------  ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  6,874  $   6,182
                                                    ========  =========


   See accompanying notes to unaudited condensed consolidated financial statements.

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS


                             A. O. SMITH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994
                                   (unaudited)

   1.  Basis of Presentation
       The financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments consisting of normal accruals considered necessary for fair presentation of the results of operations and of financial position have been made. The results of operations for the nine-month period ended September 30, 1994 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 1993 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles.

   2.  Inventories
         (000 omitted)        September 30, 1994       December 31, 1993
       Finished products         $   56,458            $    53,337
       Work in process               40,084                 37,215
       Raw materials                 46,206                 36,371
       Supplies                       7,555                  5,228
                                   --------               --------
                                    150,303                132,151
       Allowance to state
         inventories at LIFO cost    41,565                 42,347
                                   --------               --------
                                   $108,738               $ 89,804
                                   ========               ========

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

       The Corporation's long-term credit agreements contain certain conditions and provisions which restrict payment of dividends. Under the most restrictive of these provisions, retained earnings of $92.4 million were unrestricted as of September 30, 1994 for cash dividends and treasury stock purchases.

   PART I - FINANCIAL INFORMATION
   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS
   FIRST NINE MONTHS OF 1994 COMPARED TO 1993

   The Corporation continued the trend of higher revenues and earnings established during the first half of the year by setting new quarterly revenue and net earnings records for the third consecutive quarter. Through the first nine months of the year, the Corporation's three largest operating units exceeded the revenues and earnings levels for the same period of 1993.

   Revenues for the first nine months of 1994 exceeded $1.0 billion reflecting an increase of $138 million or a 15.6 percent improvement from the $884.7 million of revenues reported in the first nine months of 1993. Third quarter revenues increased 22 percent from $272.8 million in 1993 to a record $332.7 million in 1994.

   The Corporation earned $43.8 million or $2.10 per share for the first nine months of 1994 compared to $33.6 million or $1.64 per share in the first nine months of 1993. Third quarter earnings of $10.1 million or $.48 per share established a record and were nearly double the $5.5 million or $.27 per share reported in the third quarter of 1993. Last year's third quarter was unfavorably impacted by a $1.2 million or $.06 per share adjustment associated with the increase in the federal income tax rate imposed by the Revenue Reconciliation Act of 1993.

   The third quarter gross margin of 13.9 percent compared favorably to the
   12.9 percent margin in the same period of 1993. Increased volume and improved manufacturing efficiencies at the Electrical Products Company contributed to the third quarter improvement in profit margin. Overtime and other costs to meet higher volumes along with higher new product launch costs at Automotive prevented additional growth in the third quarter margins. The gross profit margin through the first nine months of the year was 15.5 percent or slightly better than the 15.3 percent realized in the same period in 1993. This reflects a weak first quarter comparison where a decline in gross margin compared to the prior year was due largely to costs associated with new product within Automotive Products Company and competitive conditions in the electrical motors markets.

   The strong consumer demand for new cars and light trucks that has been prevalent for the past several quarters continued in the third quarter of 1994. The latest indications are that sales of U.S. light trucks will reach 6.1 million units in 1994 reflecting a 13 percent increase over the prior year. This strong demand for light truck products bodes well for the Automotive Products Company since a large percentage of the company's revenues is concentrated in this product line. Automotive's sales increased by 21.1 percent when comparing the first nine months of 1994 to the same period last year. Third quarter sales were 30.4 percent higher than the 1993 third quarter. This strong showing in the third quarter was particularly encouraging since this quarter is traditionally the weakest for the company as a result of customer shutdowns for model year changeover.

   Automotive's earnings through the first nine months of 1994 improved when compared to the first nine months of 1993. Although third quarter profits were higher than the same quarter of 1993, the profit realization on the additional volume was somewhat lower than might be expected due to the cost pressures associated with meeting the significant increase in demand. These costs should diminish over time as the company addresses production capacity considerations. Additionally, start-up costs associated with new product programs have offset a portion of the volume related earnings increase. As the life cycle of these new programs progresses, these start-up costs should have less of an impact on earnings.

   Early in the fourth quarter, Volvo announced that it had placed its heavy truck side-rail business with the Automotive Products Company. This additional business should provide approximately $12 million in annual sales for the company with the full impact being recognized in 1997. This business may require the operation of a new regional facility in the Southeast.

   Earnings of the Corporation's 40-percent-owned Mexican affiliate were also affected by start-up costs for new products as well as costs incurred to realign manufacturing operations. Consequently, the Corporation's equity in these earnings was lower than the previous year for both the first nine months and third quarter.

   The Water Products Company sales for the first nine months of 1994 were $194.9 million or almost 8 percent higher than the same period in 1993. The major portion of the year-to-year increase in sales was the result of demand for residential water heaters. Sales for the third quarter of 1994 increased 10.5 percent over 1993's third quarter and reflected a pick up in demand for commercial heaters as wholesalers depleted previously high levels of inventory. The company continues to acquire market share in both the residential and commercial segments and currently remains on a record setting sales pace for 1994. An announced price increase effective January 1, 1995 could pull sales into the fourth quarter of 1994.

   Operating profits for the Water Products Company for the first nine months of 1994 were improved over the same period of 1993. The impact of the increased residential volume more than offset the adverse effect of the reduction in the volume of the commercial product. Profits for the third quarter of 1994 demonstrated a significant percentage increase over the third quarter of 1993 due to the recovery in sales of the higher margin commercial product. Given year-to-date results and strengthening demand for commercial product, 1994 should show another solid earnings performance by Water Products.

   The turnaround that commenced in the second quarter at the Electrical Products Company continued in the third quarter as nine month and third quarter sales were improved by 15.4 percent and 23.8 percent over the respective periods in 1993. Volumes were strong in all segments of the business with the most notable improvements occurring in the HVAC, garage door opener, air compressor and export businesses. Warm summer weather also provided a positive influence on the sale of replacement motors.

   Electrical Products profits for both the first nine months and third quarter reflected significant improvement over the comparable periods in 1993. The major reason for the improved earnings was the additional volume. Also contributing to the increased earnings was the effect of enhanced productivity, especially at the Mebane, NC plant which last year had to contend with the transfer-in of hermetic motor production. These factors should continue to have a favorable impact on the business in the fourth quarter.

   Sales for Smith Fiberglass Products were lower in 1994 for both the first nine months and third quarter as the prior year benefitted from two large oil field shipments. Earnings for the first nine months were lower than the same period last year as a result of lower volume and the favorable impact in 1993 of a non-recurring patent infringement lawsuit recovery. Third quarter earnings were essentially unchanged from 1993's third quarter. The recent introduction of a new flexible piping system to the service station market meets a need in this segment for a high quality, flexible, underground system that can safely contain all major fuel blends.

   The net loss incurred by the agricultural operations for the first nine months of 1994 was modestly higher than the loss reported in the same period last year. A minor third quarter loss was reported compared to a slight profit in the third quarter of 1993. The first nine months and third quarter of 1994 were impacted by higher costs associated with the teardown and re-marketing of repossessed feed storage structures by AgriStor Credit Corporation as well as an additional bad debt provision.
   A positive development within the agricultural segment has A. O. Smith Harvestore Products, Inc. reporting higher sales and earnings for both the first nine months and third quarter versus the same periods last year. This favorable performance was due largely to strong activity in the municipal and industrial, and water and waste storage markets.
   Selling, general and administrative expenses in 1994 were higher than the respective periods of 1993 as a result of several factors. Employee incentive and profit sharing accruals were higher due to the increased earnings of the Corporation. The provision for bad debts within the agricultural segment was also responsible for a major portion of the increase. Higher commissions and other expenses in support of additional volume also contributed to the increase. Through the first nine months of 1994, interest expense was approximately 10 percent lower than in the same period of 1993 due to a decline in debt levels from a year ago.

   Non-operating expenses for 1994 reflected an unfavorable swing of $1.7 million when comparing the first nine months to the same period in 1993. Nineteen ninety-three benefitted from several one-time litigation items.

   The effective tax rate declined from approximately 42 percent in the first nine months of 1993 to around 38 percent thus far in 1994 due to the relative impact of the Revenue Reconciliation Act of 1993 on the respective periods and the recognition of research and development and foreign tax credits on the 1994 rate. The effective rate for the third quarter dropped 12 percentage points from the third quarter of 1993 which was affected by the cumulative impact of the 1993 tax rate increases.

   In view of sales and net earnings records for the first three quarters of the year, the prospects remain favorable that 1994 financial results may surpass last year's record setting results.

   During the first nine months of 1994, the Corporation was a party to futures contracts for purposes of hedging a portion of certain raw material purchases. The Corporation was also a party to forward foreign exchange contracts to hedge foreign currency transactions consistent with its committed exposures. Had these contracts not been in place, the net earnings of the Corporation would not have been materially affected for either the first nine months or the third quarter of 1994.

   Liquidity and Capital Resources

   The Corporation's working capital was $120.2 million at September 30, 1994 compared to $80.7 million at December 31, 1993. Business activity related increases in trade receivables, customer tooling and inventories were partially offset by a related increase in trade payables. In addition, certain customer terms for trade receivables were modified during the third quarter which increased this balance.

   Cash flow provided by operations was $18.3 million less than the same period last year due to an increase in working capital requirements and pension funding. In view of the favorable cash flow and debt situation, the Corporation took the opportunity to increase its pension plan funding and contributed $9 million during the quarter. The Corporation's long-term debt decreased $2.5 million in the first nine months to $146.4 million and the debt to equity ratio has improved to 47.2% from 55.2% at December 31, 1993. The long-term debt of the finance subsidiary declined $9.7 million to $32.0 million reflecting the continuing liquidation of that business.

   The Corporation anticipates that current earnings trends will reduce debt and further improve its debt to equity ratio during the balance of 1994. Capital spending, due largely to new automotive product programs, could total $70 million in 1994.

   At its October 11, 1994 meeting, the Board of Directors declared a regular quarterly dividend of $.13 per share on its common stock (Classes A and Common). The dividend will be paid on November 15, 1994 to shareholders of record as of October 31, 1994.

   PART II -- OTHER INFORMATION
   ITEM 1 -- LEGAL PROCEEDINGS

   At September 30, 1994, the Corporation or A. O. Smith Harvestore Products, Inc. ("AOSHPI"), a wholly-owned subsidiary of the Corporation, were defendants in twenty-seven lawsuits (two of which are class action lawsuits) filed by various plaintiffs who were alleging damages for economic losses claimed to have arisen out of alleged defects in AOSHPI's animal feed storage equipment. In the third quarter of 1994, one new case was filed against the Corporation and AOSHPI and one case was favorably resolved. The United States District Court for the Southern District of Ohio has set an October 16, 1995 trial date in the conditionally certified class action brought on behalf of purchasers and lessees of Harvestore structures manufactured by the Corporation and AOSHPI. The Notice which was mailed during the quarter to the class members resulted in approximately 5,500 "opt out" forms being filed with the Court by the August 31, 1994 deadline, the impact of which is unknown. Information on these lawsuits was previously reported in Part I, Item 3 of the Corporation's 1993 annual report on Form 10-K and in Part II, Item 1 of the Corporation's Form 10-Q reports for the quarterly periods ended March 31, 1994 and June 30, 1994 which are incorporated herein by reference.

   There have been no material changes in the environmental matters previously reported in Item 3 in the Corporation's annual report on Form 10-K for the fiscal year ending December 31, 1993, which is incorporated herein by reference.

   ITEM 2 -- CHANGES IN SECURITIES

   Previously reported in Item 2, Part II of the Corporation's quarterly report on Form 10-Q for the quarter ended March 31, 1994, which is incorporated herein by reference.

   ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

   ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits

       (27)  Financial Data Schedule.

       (b)   Reports on Form 8-K

             No reports on Form 8-K were filed by the Corporation in the third quarter of 1994.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        A. O. SMITH CORPORATION




   November 7, 1994                     THOMAS W. RYAN
                                        ------------------------
                                        Thomas W. Ryan
                                        Vice President
                                        Treasurer and Controller




   November 7, 1994                     G. R. BOMBERGER
                                        ------------------------
                                        G. R. Bomberger
                                        Executive Vice President
                                        and Chief Financial Officer

                                INDEX TO EXHIBITS

   Exhibit
   Number Description

   27     Financial Data Schedule