Form 10-K405
period 1994-12-31
SMITH A O CORP
filed 1995-03-22
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

    X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1994

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

                                Shares of Stock
                                  Outstanding         Name of Each Exchange
      Title of Each Class      February 22, 1995     on  Which Registered

    Class A Common Stock           5,980,174         American Stock Exchange
    (par value $5.00 per
    share)
    Common Stock                  14,933,247         New York Stock Exchange
    (par value $1.00 per
    share)

   Securities registered pursuant to Section 12(g) of the Act:  None.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
   filing requirements for the past 90 days.   Yes  X       No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
   amendment to this Form 10-K.   [ X ]

   The aggregate market value of voting stock held by nonaffiliates of the registrant was $13,695,637 for Class A Common Stock and $309,138,452 for Common Stock as of February 22, 1995.

   Documents Incorporated by Reference:

        1. Portions of the corporation's definitive Proxy Statement dated March 1, 1995 for an April 5, 1995 Annual Meeting of
             Stockholders are incorporated by reference in Part III.

                                     PART I


   ITEM 1 - BUSINESS

   A. O. Smith Corporation, a Delaware corporation organized in 1916, its subsidiaries and its affiliates (hereafter collectively called the "Corporation" unless the context otherwise requires) are engaged in four business segments. These segments are Original Equipment Manufacturer ("OEM") Products, Water Products, Fiberglass Products, and Agricultural Products.

   The corporation's principal OEM Products business is the Automotive Products Company, a supplier of truck and automobile structural components and assemblies. OEM Products also includes the Electrical Products Company which produces fractional horsepower and hermetic electric motors. The Water Products Company is a leading manufacturer of residential and commercial gas, oil, and electric water heating systems. Smith Fiberglass Products Inc. manufactures reinforced thermosetting resin piping. Agricultural Products consists of two units. A. O. Smith Harvestore Products, Inc. (Harvestore) is a manufacturer of agricultural feed storage and handling systems, for which AgriStor Credit Corporation (AgriStor) provides financing, and industrial and municipal water and bulk storage systems. The corporation intends to sell the agricultural business and is in the process of liquidating AgriStor. Information regarding industry segments is provided in Note 13 to the Consolidated Financial Statements which appear elsewhere herein.

   The following table summarizes revenues by segment for the corporation's operations. This segment summary and all other information presented in this section should be read in conjunction with the Consolidated Financial Statements and the Notes thereto which appear elsewhere herein.


                       Years Ended December 31 (Dollars in Millions)

                             1994       1993       1992        1991    1990
   OEM Products
     Automotive Products
       Truck frames         $ 559.4    $ 487.2   $  419.1    $318.5   $338.4
       Axles                   21.7       17.6       36.9      55.2     63.8
       Other                  141.6      101.5       71.6      52.4     60.1
                             -------    -------   --------  --------  ------
           Total Automotive   722.7      606.3      527.6     426.1    462.3

     Electrical Products      281.2      242.5      225.6     205.1    222.2
                             -------    -------   --------  --------  ------
       Total OEM Products   1,003.9      848.8      753.2     631.2    684.5

   Water Products             271.5      248.1      215.2     194.6    197.6

   Fiberglass Products         57.9       58.9       43.9      53.9     53.1

   Agricultural Products       40.2       38.1       34.0      36.1     42.4
                             -------    -------   --------  --------  ------
   Total Corporation       $1,373.5   $1,193.9   $1,046.3    $915.8   $977.6
                             =======    =======   ========  ========  ======

   OEM PRODUCTS

   Automotive Products

   Automotive sales in 1994 of $722.7 million, or 53 percent of total corporation revenues, increased over 19 percent from previous year sales due to continued strength in the North American market for both the light and heavy truck segments. As a result of increased volume, Automotive Products showed improved operating profits over 1993.

   Automotive Products has contracts, some of which are subject to economic price adjustments, to supply frame assemblies and components to Ford, Chrysler and General Motors in the passenger car and light truck class. Because of the importance of light vehicle sales to this unit, it is affected by general business conditions in the North American automotive industry. The company is also a supplier of truck frames to most domestic producers of medium and heavy-duty trucks, such as Ford, Navistar International, General Motors, Freightliner and Paccar.

   The largest product group within Automotive Products continues to be truck frames and components which accounted for slightly more than 77 percent of Automotive Products' sales and almost 41 percent of the corporation's revenues. The company continues to hold its lead position in truck frame manufacturing in the United States and Canada, supplying over 30 percent of the 1994 market.

   In 1994, the Granite City, Illinois, plant began shipping engine cradles for a new Ford Windstar mini-van and Lincoln Continental, and for the new Ford Contour and Mercury Mystique. The Milan, Tennessee, plant began building trailing axles for the Ford mini-van and a new structural assembly for Toyota U.S.A.

   In 1995, the company plans three new product programs and two major vehicle redesign programs including; full-frame assemblies for the Chevrolet Tahoe/GMC Yukon and the extended cab version of the Dodge Ram pickup truck; side rail assemblies for a new Nissan pickup truck; side rails for a new Ford class 8 truck; and new engine cradles for the 1996 model year Ford Taurus/Mercury Sable.

   In February 1995, the company announced it had signed a letter of intent with China First Auto Works Corporation to form a joint venture company to manufacture automotive structural products for China's automobile market. The two organizations are currently preparing a feasibility study and depending upon the outcome of the study, the new joint venture company could begin production in January of 1997. Although details of the joint venture remain to be worked out, A. O. Smith would be the majority ownership partner.

   The company's products are sold in highly competitive markets with its principal competitors including Dana Corporation, Magna International, and vertically integrated units of Ford, Chrysler and General Motors.

   The following table summarizes sales to the company's three largest automotive customers:

                             Years Ended December 31 (Dollars in Millions)
                               1994      1993     1992     1991     1990
   Ford
     Sales                     $325.6   $266.9   $219.3   $177.5   $179.8
     Percentage of total
      Corporation revenues       23.7%    22.4%    21.0%    19.4%    18.4%

   Chrysler
     Sales                     $177.6   $118.2   $ 96.7   $ 75.8   $ 96.8
     Percentage of total
       Corporation revenues      12.9%     9.9%     9.2%     8.3%     9.9%

   General Motors
     Sales                     $135.9   $132.0   $148.1   $115.6   $136.3
     Percentage of total
       Corporation revenues       9.9%    11.1%    14.2%    12.6%    13.9%

           Total                 46.5%    43.4%    44.4%    40.3%    42.2%


   Electrical Products

   The corporation's sales of electric motors which are included in the OEM Product segment totalled $281.2 million, or 20 percent of total corporation revenues in 1994. This represents an increase of over 15 percent above the previous year's sales of $242.5 million. The heating, ventilating, and air conditioning (HVAC) industry entered 1994 with relatively low finished goods inventories, so that sales growth translated into increased demand for motors. Electrical Products was able to take further advantage of the strong HVAC market by securing additional business in the room air conditioning industry. Sales of hermetic compressor motors and fractional horsepower fan and blower motors grew significantly over the prior year.

   With its transfer of production to lower cost plants largely complete, Electrical Products' operations contributed substantially to the company's improved profits. Its plants were able to handle the higher volumes without a disproportionate increase in costs, holding fixed costs at 1993 levels. Notable improvements came from the Mebane, North Carolina, plant, which completed the transfer of hermetic motor production early in 1994 and was able to increase output and on-time performance throughout the year. The company's Mexican operations set unit production records in 1994.

   Product lines include jet pump motors sold to manufacturers of home water systems, swimming pools, hot tubs and spas plus fan motors used in furnaces, air conditioners, and ceiling fans as well as fractional horsepower motors used in other consumer products. Hermetic motors are sold to U.S. manufacturers of compressors and are used in air conditioning and refrigeration systems. In addition to selling its products directly to OEMs, Electrical Products also markets its products through a distributor network which sells to both OEMs and the related after-market. Over 50% of the market is derived from the less cyclical replacement business with the remainder being impacted by general business conditions in the new construction market.

   The company's principal products are sold in highly competitive markets with its major competitors being Emerson Electric, General Electric, Magnetek, Inc., Fasco, and vertically integrated customers.


   WATER PRODUCTS

   Sales in 1994 were a record $271.5 million which represented 20 percent of total corporation revenues. Sales were up over nine percent compared to 1993 sales of $248.1 million, as the company gained market share in both residential and commercial water heaters. Operating profits also set new highs, establishing a record for the fourth time in five years.

   Water Products markets residential gas and electric water heaters through a diverse network of plumbing wholesalers. More than 80 percent of Water Products' sales is in the less cyclical replacement market although the new housing market is an important segment as well. The residential water heater market remains highly competitive with Water Products and three other manufacturers supplying over 90 percent of market requirements.

   Water Products markets commercial water heating systems through a diverse network of plumbing wholesalers and manufacturers' representatives. Commercial water heating systems are used in a wide range of applications including schools, nursing homes, hospitals, prisons, hotels, motels, laundries, restaurants, stadiums, amusement parks, car washes, and other large users of hot water. The commercial market is characterized by competition from a broader range of products and competitors than occurs in the residential market.

   Water Products Company has signed a joint venture letter of intent to explore the feasibility of manufacturing water heaters in China.

   The principal competitors in the Water Products segment are Rheem Manufacturing, State Industries, Bradford-White and The American Water Heater Group (formerly SABH, Inc.). Water Products believes it continues to be the largest manufacturer of commercial water heaters and is closing on being the third largest manufacturer of residential water heaters in the United States.

   FIBERGLASS PRODUCTS

   Sales of Smith Fiberglass Products Inc. totaled $57.9 million in 1994; down slightly from 1993 sales of $58.9 million. The company overcame weakness in the domestic oil industry, increased competition in the important service station market, and a dearth of large orders to post this performance. In 1994, the company was able to record profits comparable to 1993 even though 1993 benefitted from a one-time gain related to a recovery in a patent infringement suit.

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

   Smith Fiberglass installed a number of test lines in oil fields in northeastern China, and the possibility of a joint venture could become a reality in 1995.

   Smith Fiberglass has two principal competitors which are Ameron Corporation and Fibercast Company.


   AGRICULTURAL PRODUCTS

   Agricultural Products includes Harvestore and AgriStor. Harvestore sales in 1994 were $37.4 million, which were about 12 percent higher than 1993 sales of $33.3 million. The increase was attributable to demand for water and agricultural waste storage systems due to growing environmental concerns. Harvestore's operating profits improved due to the higher volumes. AgriStor revenues in 1994 were $2.9 million, down 40 percent from $4.8 million in 1993. The lower revenues resulted from a decline in the size of AgriStor's lending portfolio and represents management's continued progress toward its goal to downsize the agricultural finance business. Agricultural Products sustained a pretax loss of $5.8 million between Harvestore and AgriStor operations which includes additional reserve provisions taken during the year. The net after-tax loss for the agricultural businesses was $.17 per share for both 1994 and 1993.

   Harvestore manufactures and markets agricultural feed storage and handling systems, and industrial and potable water and bulk storage systems. Harvestore products are distributed through a network of independent dealers. AgriStor assists farm customers in the financing of Harvestore/R/ equipment out of offices in Milwaukee, Wisconsin; Columbus, Ohio; and Memphis, Tennessee.

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

   Research and Development, Patents and Trademarks

   The corporation conducts new product and process development at its Corporate Technology Center in Milwaukee, Wisconsin, and at its operating unit locations. The objective of this activity is to increase the competitiveness of A. O. Smith and generate new products to fit the corporation's market knowledge. Total expenditures for research and development in 1994, 1993 and 1992 were approximately $9.2 million, $7.6 million, and $6.5 million, respectively.

   The corporation owns and uses in its businesses various trademarks, trade names, patents, trade secrets, and licenses. While a number of these are important to the corporation, it does not consider a material part of its business to be dependent on any one of them.

   Employees

   The corporation and its subsidiaries employed approximately 12,100 persons in its operations as of December 31, 1994. During 1995, a number of labor contracts are scheduled to be negotiated. The majority of these contracts are related to the Automotive Products Company.

   Backlog

   Normally none of the corporation's operations sustain significant backlogs. However, the Automotive Products Company has long term contracts to supply parts to the large auto and truck manufacturers.

   Environmental Laws

   Compliance with federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect and is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the corporation. See ITEM 3.

   Foreign Sales

   Total export sales from the U.S. were $114 million, $71 million, and $48 million in 1994, 1993, and 1992, respectively. The increase in export sales from 1993 to 1994 was largely attributable to increased Automotive Products Company exports to Canada. The amount of revenue and operating profit derived from, or the assets attributable to, sales outside the North American geographic area are not a substantial portion of total corporation operations.


   ITEM 2 - PROPERTIES

   The corporation manufactures its products in 35 locations worldwide.
   These facilities have an aggregate floor space of approximately 8,930,000 square feet and are owned by the corporation with the exception of the following leased facilities: three Automotive Products plants, including a plant of approximately 149,000 square feet in Corydon, Indiana, a plant of approximately 123,000 square feet in Rockford, Illinois and a third plant of approximately 41,000 square feet located in Barrie, Ontario, Canada; a Water Products Company plant with floor space of approximately 84,000 square feet located in Seattle, Washington and a second plant of approximately 100,000 square feet in El Paso, Texas; and a Smith Fiberglass plant in Little Rock, Arkansas, with floor space of approximately 45,000 square feet. A 258,000 square foot facility for the Electrical Products Company in Mt. Sterling, Kentucky, a 533,000 square foot facility for the Automotive Products Company in Milan, Tennessee, and a 263,000 square foot facility for the Smith Fiberglass plant in Little Rock, Arkansas are being acquired on a lease-purchase basis and have been capitalized for accounting purposes.

   Of the corporation's facilities, thirteen are foreign plants with approximately 1,145,000 square feet of space, including approximately 442,000 square feet which are leased.

   The manufacturing plants presently operated by the corporation are listed below by industry segment. This data excludes five plants operated by a Mexican affiliate.

                           United States                  Foreign

   OEM Products
    -Automotive Products   Milwaukee, WI; Milan, TN;      Barrie, Canada
     (5,026,000 sq. ft.)   Granite City, IL; Belcamp,
                           MD; Corydon, IN; Rockford,
                           IL (2); Bellevue, OH; Bowling
                           Green, KY; Williston, FL

    -Electrical Products   Tipp City, OH; Mebane, NC;     Bray, Ireland;
     (1,641,000 sq. ft.)   Upper Sandusky, OH;            Acuna, Mexico;
                           Mt. Sterling, KY               Monterrey, Mexico;
                                                          Juarez, Mexico (5)

   Water Products          McBee, SC; Seattle, WA;        Stratford, Canada (2);
    (1,402,000 sq. ft.)    El Paso, TX; Florence, KY      Veldhoven,
                                                            The Netherlands;
                                                          Juarez, Mexico

   Fiberglass Products     Little Rock, AR (2);
    (437,000 sq. ft.)      Wichita, KS

   Agricultural Products   DeKalb, IL
    (424,000 sq. ft.)


   The principal equipment at the corporation's facilities consist of presses, welding, machining, slitting and other metal fabricating equipment, winding machines, and furnace and painting equipment. The corporation regards its plant and equipment as well-maintained and adequate for its needs. Multishift operations are used where necessary.


   ITEM 3 - LEGAL PROCEEDINGS


   As of December 31, 1994, the corporation and A. O. Smith Harvestore Products, Inc. (Harvestore), a subsidiary of the corporation, were defendants in 23 cases alleging damages for economic losses claimed to have arisen out of alleged defects in Harvestore animal feed storage equipment. Some plaintiffs are seeking punitive as well as compensatory damages. The corporation believes that a significant number of these claims were related to the deteriorated general farm economy, including those filed in 1994. In 1994, seven new cases were filed and ten cases were concluded. The corporation and Harvestore continue to vigorously defend these cases.

   Two of the 23 pending cases contain class action allegations. One of the cases is a New York State court action which names the corporation, Harvestore, and two of its dealers as defendants. The court has not certified the class and has granted the defendants' motions dismissing some of the plaintiffs' allegations. The plaintiffs are appealing the court's rulings.

   The second case is pending in the Federal District Court for the Southern District of Ohio. It was filed in August 1992 and the court, in March 1994, conditionally certified it as a class action on behalf of purchasers and lessees of Harvestore structures manufactured by the corporation and Harvestore. A Notice of the certification was mailed to the purported class members in the third quarter of 1994, with approximately 5,500 "opt out" forms being filed with the court by the August 31, 1994 deadline, the impact of which is unknown. Discovery in the case is ongoing and a trial of the liability issues only is scheduled to begin on October 16, 1995. Damages would be tried at a later date and only after a liability finding.

   Based on the facts currently available to management and its prior experience with lawsuits alleging damages for economic loss resulting from use of the Harvestore animal feed storage equipment, management is confident that the class action suits can be defeated and that the lawsuits do not represent a material threat to the corporation. The corporation believes that any damages, including any punitive damages, arising out of the pending cases are adequately covered by insurance and recorded reserves. No range of reasonably possible losses can be estimated because, in most instances, the complaint is silent as to the amount of the claim or states it as an unspecified amount in excess of the jurisdictional minimum. The corporation reevaluates its exposure periodically and makes adjustment of its reserves as appropriate.

   A lawsuit for damages and declaratory judgments in the Circuit Court of Milwaukee County, State of Wisconsin, in which the corporation and Harvestore are plaintiffs is pending against three insurance companies for failure to pay in accordance with liability insurance policies issued to the corporation. The insurers have failed to pay, in full or in part, certain judgments, settlements, and defense costs incurred in connection with pending and closed lawsuits alleging damages for economic losses claimed to have arisen out of alleged defects in Harvestore animal feed storage equipment. While the corporation has, in part, assumed applicability of this coverage, an adverse judgment should not be material to its financial condition.

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

   The corporation has compiled information regarding the cost to clean up all of the sites where the corporation has been designated a PRP by the EPA or a comparable state agency. The following estimates include amounts that have already been spent at the sites and estimates of amounts that will be spent to complete remediation activities. The corporation estimates that the total cost to clean up all of the sites is approximately $252.5 million. The corporation's estimate of the portion of the total for which the corporation is or may be responsible is approximately $4.3 million, of which $3.5 million has already been paid by the corporation and its insurance companies. The balance of the estimated cleanup costs is believed to be adequately covered by insurance and reserves which have been established by the corporation. To the best of the corporation's knowledge, the insurers have the financial ability to pay any such covered claims, and the corporation has not incorporated any insurance proceeds in the calculation of its reserves for which recovery is not considered probable. The corporation reevaluates its exposure periodically and makes adjustment of its reserves as appropriate. With the exception of the former mining site in Colorado discussed below, the amount allocated to the corporation at any specific site, or in the aggregate for all sites, is not expected to be material. A judgment as to materiality of the corporation's exposure at the former mining site in Colorado is premature given the early stage of the investigation, the uncertainty regarding appropriate remediation and its costs, and the potential liability of governmental agencies in this case. Accordingly, it is impossible at this time to reasonably estimate the corporation's liability at this site, if any.

   The corporation is currently involved as a PRP in judicial and administrative proceedings initiated on behalf of the EPA seeking to clean up the environment at fifteen Superfund sites and to recover costs the EPA
   has or will incur as a result of the clean up.   Certain state
   environmental agencies have also asserted claims to recover their clean up costs in some of these actions. The sites are as follows:

       Two separate sites in Kentucky involving related storage and disposal facilities. Proceedings were commenced on behalf of the EPA in the United States District Court for the District of Kentucky, Louisville Division in March 1988 with respect to these sites. A consent decree allocating liability among the PRPs for costs of remediation at the sites and the response costs of the EPA and the Commonwealth of Kentucky was executed by the corporation in September 1993. The consent decree was lodged by the Court in 1994 and the corporation paid the entire amount allocated to it as its share of the clean up costs. The corporation remains liable for a share of the cost overruns, but none are anticipated at this time.

       A site in Indiana used for storage, treatment, recycling, and disposal of waste chemicals. In January 1984, the Company and several other PRPs became parties to an action that had been pending in the United States District Court for the District of Indiana since January 1980 regarding this site. In July 1988, the corporation executed a consent decree allocating liability among the PRPs for costs of remediation at the site and the EPA's response costs. Remediation is well underway at the site.

       A municipal landfill in Michigan is the subject of a proceeding that was filed on behalf of the EPA in the United States District Court for the Western District of Michigan in this case in April 1991. In 1994, the EPA became concerned that conditions at the site may be deteriorating and required that actions be taken to remove the point source contaminants immediately. The actions the EPA required were taken and the point source contaminants were removed by the end of 1994. Work to determine the extent to which a long term groundwater remedy may be required will be undertaken in 1995.

       A county owned incinerator, ash disposal lagoon, and landfill in Ohio. A proceeding was commenced on behalf of the EPA in the United States District Court for the Southern District of Ohio, Western Division regarding this site in December 1989. The final remedy has been selected and the consent decree, which was executed by the PRPs and the EPA, was entered by the Court in March 1993. Work on the remedy began shortly after the consent decree was entered and has been progressing on schedule.

       An industrial and municipal waste landfill in Wisconsin. Separate proceedings were commenced on behalf of the EPA and the State of Wisconsin in the United States District Court for the Eastern District of Wisconsin in November 1991 relative to this site. The two actions were consolidated into a single matter in 1992. The consent decree entered into by the PRPs, the EPA, and the State of Wisconsin divides the site into two operable units, the first of which deals with soil remediation and an interim groundwater remedy and the second of which is anticipated to deal with the long term groundwater remedy. The cap on the landfill was completed in 1994 and work on the interim groundwater remedy is underway. At this time, the extent to which long term groundwater treatment will be required with respect to the second operable unit has not been determined.

       A drum disposal site in Wisconsin. In September 1992, the corporation joined a group of PRPs that attempted to negotiate with other PRPs and the EPA to come to agreement as to the respective liabilities of the PRPs involved at the site, the implementation of a plan to clean up the site, and the terms and conditions under which the PRPs would be involved in the process. In May 1993, after those negotiations stalled, the EPA issued an order to 17 of the PRPs, one of which was the corporation, under Section 106 of CERCLA requiring them to take certain measures to clean up the site. Since then, negotiations resumed and settlement was reached among the PRPs with respect to some, but not all of the issues related to liability under the Section 106 order. In 1994, the cap on the landfill was completed and construction of the groundwater monitoring and treatment system began.

       A former mining site in Colorado. The corporation held the majority of stock of a Colorado mining operation for a period of time beginning in 1936 and ending in 1942. Because of that stock ownership, the corporation was notified by the EPA in March 1993 that it is a PRP at the site. Estimates of clean up costs at this site have been as high as $120,000,000. The corporation believes that a large majority of those costs relate to contamination caused by a corporation that worked the mine in the 1980s, and the EPA has indicated that it does not believe the corporation is responsible to remediate the damage caused by those operations. The EPA is not bound by that initial determination and may seek to impose joint and several liability upon the PRPs at the site. However, the corporation believes that it has valid defenses to any liability at this site.

       A manufacturing facility in Indiana. In January 1994, the corporation received a general notice of potential liability from the EPA concerning a plant site the corporation operated in Indiana for a brief period of time in the mid-1980s. A viable business has a valid obligation to the corporation to investigate and remediate contamination at this site at the cost and expense of the other business and that business has been working with the EPA to remediate the facility. The EPA has not required the corporation to take any action with respect to the site following the corporation's response to the EPA's initial requests for information about its involvement at the site. Accordingly, the corporation intends to monitor activity at the facility, but does not anticipate further involvement at this time.

       A drum recycling facility. In 1992, the EPA commenced an action against a small group of PRPs in the United States District Court for the Western District of Michigan to recover its response costs and require the PRPs to clean up a Superfund site in Michigan. Those PRPs filed a motion for summary judgment in this matter claiming they were not responsible for cleaning up the site. The Court granted the motion and the government has appealed. Those PRPs had previously commenced a third party contribution action against approximately eighty other parties which were involved at the subject site but were not named as defendants in the EPA's action. The corporation became a third party defendant to that action in January 1994. If the summary judgment is upheld by the Court of Appeals, the action against the corporation and the other third party defendants will be dismissed.

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

   Over the past several years, the corporation has self-insured a portion of its product liability loss exposure and other business risks. The corporation has established reserves which it believes are adequate to cover incurred claims. For the year ended December 31, 1994, the corporation had $60 million of third-party product liability insurance for individual losses in excess of $1.5 million and for aggregate losses in excess of $10 million.

   Reference also Note 12 in the Notes to the Consolidated Financial
   Statements.


   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the security holders during the fourth quarter of 1994. The voting results from the Annual Meeting of Stockholders held on April 13, 1994 were previously reported in the corporation's quarterly report on Form 10-Q for the quarter ended June 30, 1994.

   EXECUTIVE OFFICERS OF THE CORPORATION

   Pursuant to General Instruction of G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the company's Proxy Statement for its 1995 Annual Meeting of Stockholders.

   ROBERT J. O'TOOLE

       Chairman of the Board of Directors, President, and Chief Executive
       Officer

       Mr. O'Toole, 54, became chairman of the board of directors on March 31, 1992. He is a member of the Investment Policy Committee of the board. He was elected chief executive officer in March 1989. He was elected president, chief operating officer and a director in 1986. From November 1990 to May 1992, he served as head of the A. O. Smith Automotive Products Company, a division of the corporation. Mr. O'Toole joined the corporation in 1963. He is a director of Firstar Bank Milwaukee, N.A.

   GLEN R. BOMBERGER

       Executive Vice President, Chief Financial Officer, and Director

       Mr. Bomberger, 57, has been a director and executive vice president and chief financial officer of the corporation since 1986. He is a member of the Investment Policy Committee of the board of directors. Mr. Bomberger joined the corporation in 1960. He is currently a director and vice president-finance of Smith Investment Company. He is a director of Portico Funds, Inc.

   JOHN A. BERTRAND

       President - A. O. Smith Electrical Products Company

       Mr. Bertrand, 56, has been president of A. O. Smith Electrical Products Company, a division of the corporation, since 1986. Mr. Bertrand joined the corporation in 1960.

   CHARLES J. BISHOP

       Vice President - Corporate Technology

       Dr. Bishop, 53, has been vice president-corporate technology since 1985. Dr. Bishop joined the corporation in 1981.

   DONALD M. HEINRICH

       Vice President - Business Development

       Mr. Heinrich, 42, was elected vice president-business development in October 1992. Previously, from 1990 to 1992, he was president of DM Heinrich & Co., a financial advisory firm. From 1983 to 1990, he was senior vice president of Shearson Lehman Brothers, an investment banking firm.

   JOHN J. KITA

       Treasurer and Controller

       Mr. Kita, 39, was elected treasurer and controller on February 6, 1995. Prior thereto, he served as assistant treasurer since he joined the corporation in 1988.

   SAMUEL LICAVOLI

       President - A. O. Smith Automotive Products Company

       Mr. Licavoli, 53, was appointed president of A. O. Smith Automotive Products Company, a division of the corporation, in May 1992. Previously, from 1988 to 1992, he was senior vice president, and from 1984 to 1988, vice president of operations for Walker Manufacturing Company's OEM division, an automotive products company.

   ALBERT E. MEDICE

       Vice President - Europe

       Mr. Medice, 51, was elected vice president - Europe on February 6, 1995. Previously, from 1990 to 1995, he was the general manager of A.
       O. Smith Electric Motors (Ireland) Ltd., a subsidiary of the corporation. Mr. Medice joined the corporation in 1986 as vice president-marketing for its Electrical Products Company division.

   EDWARD J. O'CONNOR

       Vice President - Human Resources and Public Affairs

       Mr. O'Connor, 54, has been vice president-human resources and public affairs for the corporation since 1986. He joined the corporation in 1970.

   W. DAVID ROMOSER

       Vice President, General Counsel and Secretary

       Mr. Romoser, 51, was elected vice president, general counsel and secretary in March 1992. Prior thereto, he was vice president, general counsel and secretary from 1988 to 1992 and general counsel and secretary from 1982 to 1988 of Amsted Industries Incorporated, a manufacturer of railroad, building and construction and industrial products.

   JAMES C. SCHAAP

       President - A. O. Smith Harvestore Products, Inc.

       Mr. Schaap, 53, has been president of A. O. Smith Harvestore Products, Inc., a subsidiary of the corporation, since 1988. He joined the corporation in 1977.

   WILLIAM V. WATERS

       President - Smith Fiberglass Products Inc.

       Mr. Waters, 60, has been president of Smith Fiberglass Products Inc., a subsidiary of the corporation, since 1988. He joined the corporation in 1960.

   MICHAEL W. WATT

       President - A. O. Smith Water Products Company

       Mr. Watt, 50, was named president of A. O. Smith Water Products Company, a division of the corporation, on January 1, 1994. Previously, he was executive general manager from June 1988 to June 1991 and president from June 1991 to September 1993 of SABH International Group, a manufacturer of water heaters.


                                     PART II


   ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       (a) Market Information. The Class A Common Stock of A. O. Smith Corporation stock is listed on the American Stock Exchange. As of December 14, 1994, the Common Stock began trading on the New York Stock Exchange. The symbols for these classes of the corporation's stock are: SMCA for the Class A Common Stock and SMC for the Common Stock. Firstar Trust Company, P. O. Box 2077, Milwaukee, Wisconsin 53201 serves as the registrar, stock transfer agent and the dividend reinvestment agent for both classes of the corporation's stock.

       Quarterly Common Stock Price Range

       1994                 1st Qtr.   2nd Qtr.   3rd Qtr.  4th Qtr.
       Class A Common
         High                 39-1/4     34-1/2         30    27-1/8
         Low                  30-3/8     24-3/4     24-1/2    21-1/2

       Common Stock
         High                     40     34-1/2     29-7/8    27-1/8
         Low                      30         25     23-3/4    21-1/8

       1993                 1st Qtr.   2nd Qtr.   3rd Qtr.  4th Qtr.
       Class A Common
         High                22-7/16     26-1/2         30    35-7/8
         Low                 17-7/16    19-1/16     23-1/4    26-3/4

       Common Stock
         High                 22-5/8     26-7/8         30    35-3/4
         Low                  17-3/8     18-1/2     23-1/8    26-1/2


       (b) Holders. As of January 31, 1995, the approximate number of holders of Class A Common Stock and Common Stock were 700 and 1300, respectively.

       (c) Dividends.  Dividends paid on the common stock are shown in
       Note 14 to the Consolidated Financial Statements appearing elsewhere herein. The corporation's credit agreements contain certain conditions and provisions which restrict the corporation's payment of dividends. Under the most restrictive of these provisions, retained earnings of $93.1 million were unrestricted as of December 31, 1994.

   ITEM 6 - SELECTED FINANCIAL DATA
   (Dollars in Thousands, except per share amounts)

                                            Years ended December 31
                                  1994        1993        1992        1991        1990
   Net Revenues               $1,373,546  $1,193,870  $1,046,345  $915,833    $977,586

   Earnings (loss)
     Continuing operations        57,347      42,678      27,206     3,450      22,397
     Cumulative effect of
       accounting changes             --          --     (44,522)       --          --
   Net earnings (loss)            57,347      42,678     (17,316)    3,450      22,397
   Net earnings (loss)
    applicable to common
    stock                         57,347      42,678     (18,172)       25      18,824

   Primary earnings (loss)
    per share of common stock
     Earnings before cumula-
       tive effect of
       accounting changes          $2.75       $2.08       $1.40     $ .00       $1.19

     Realization of tax credits      .00         .00         .08       .00         .00
                                  ------      ------      ------     -----       -----
     Earnings before effect of
       postretirement benefits      2.75        2.08        1.48       .00        1.19
     Change in postretirement
       benefits, net of taxes        .00         .00       (2.44)      .00         .00
                                   -----       -----       -----     -----       -----
     Net earnings (loss)           $2.75       $2.08       $(.96)    $ .00       $1.19
                                   =====       =====       =====     =====       =====

   Fully diluted earnings
    (loss) per share of common
    stock
     Earnings before cumulative
       effect of accounting
       changes                     $2.75       $2.08      $ 1.33     $ .00       $1.12
     Realization of tax credits      .00         .00         .08       .00         .00
                                   -----       -----      ------     -----       -----
     Earnings before effect of
       postretirement benefits      2.75        2.08        1.41       .00        1.12
     Change in postretirement
       benefits, net of taxes        .00         .00       (2.25)*     .00         .00
                                   -----       -----       -----     -----       -----
     Net earnings (loss)           $2.75       $2.08       $(.84)*   $ .00       $1.12
                                   =====       =====       =====     =====       =====

   Total assets                  847,857     823,099     768,987   754,332     788,292

   Long-term debt, including
     finance subsidiary          166,126     190,574     236,621   249,186     244,710

   Total stockholders'
    equity                       312,745     269,630     244,656   266,897     265,429

   Cash dividends per
    common share                     .50         .42**       .40       .40         .40


    * For 1992, the net loss per share amounts are antidilutive because of the conversion of preferred stock.
   ** Excludes special dividend of .25 per share (split adjusted).

   As discussed in Notes 9 and 10 to the Consolidated Financial Statements, the corporation changed its method of accounting for postretirement benefits other than pensions and income taxes effective January 1, 1992.


   ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Financial Review

   A. O. Smith Corporation achieved record earnings of $57.3 million or $2.75 per share in 1994 versus $42.7 million or $2.08 per share in 1993. Automotive Products, Electrical Products, and Water Products established new sales records in 1994. Details of individual unit performance will be discussed later in this section.

   Working capital at December 31, 1994 was $113.6 million compared to $80.7 million and $62.6 million at December 31, 1993 and 1992, respectively. Higher sales in 1994 resulted in increased working capital requirements, particularly for accounts receivable, customer tooling, and inventory, which were modestly offset by a related increase in trade payables. Higher sales in 1993 versus 1992 also led to increased working capital requirements, particularly for accounts receivable and inventory, which were partially offset by related increases in trade payables and accrued wages and benefits.

   Capital expenditures in 1994 were the highest ever recorded at $76.1 million compared to $54.7 million in 1993 and $46.9 million in 1992. Production equipment acquired under a master operating lease agreement totalled $12.7 million in 1994, $10.9 million in 1993, and $8.1 million in 1992. Capital spending increased in 1994 due to new Automotive Products Company programs.

   The corporation projects it will use approximately $80 million of internally generated funds and $10 million of production equipment leases to support 1995 capital acquisitions of $90 million. The majority of this money will be spent by Automotive Products Company to support new product programs.

   Long-term debt, excluding debt of the finance subsidiary, decreased from $148.9 million at the end of 1993 to $136.8 million at the end of 1994. The long-term debt of the finance subsidiary has been reduced from $41.7 million at December 31, 1993 to $29.4 million at December 31, 1994 as the planned liquidation of AgriStor Credit corporation continued. As a result of these reduced debt levels and 1994 earnings, the debt-to-equity ratio, excluding the finance subsidiary, decreased from 55.2 percent at December 31, 1993 to 43.7 percent at the end of 1994. The corporation anticipates that, assuming no major acquisitions, debt and debt-to-equity levels will decline further during 1995.

   On April 5, 1994, a $12.5 million term loan automatically converted from an 8.9 percent fixed rate to a floating interest rate and the maturity was extended from April 1996 to April 1999. In addition, on June 15, 1994, the corporation put in place a $140 million revolving credit agreement which replaced a $115 million A. O. Smith facility and a $30 million AgriStor Credit Corporation facility. The term of the agreement was extended two years to April 3, 1998. The agreement contains lower fees, reduced borrowing rates, and fewer restrictive covenants.

   The corporation uses futures contracts to fix the cost of portions of its expected raw materials needs, primarily for copper and aluminum, with the objective of reducing risk due to market price fluctuations. In addition, the corporation enters into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on its income. Differences between the corporation's fixed price and current market prices on raw materials contracts are included as part of inventory cost when the contracts mature. Differences between the corporation's fixed price and current market prices on currency contracts are recognized in the same period in which gains or losses from the transactions being hedged are recognized and, accordingly, no net gain or loss is realized when contracts mature. The corporation does not engage in speculation in its derivatives strategies. The effect of these programs was not material on the results of operations for 1994, 1993, or 1992.

   At the present time, the corporation is not a party to any contracts to manage its exposure to interest rate changes related to its borrowing. The corporation does not expect interest rate movements to significantly affect its liquidity or operating results in the foreseeable future. At December 31, 1994, the corporation's floating rate debt amounted to 43 percent of its total obligations, including lease obligations.

   At its December 13, 1994 meeting, the A. O. Smith Corporation Board of Directors proposed an increase in the amounts of authorized Common and Class A Stock to 60 million and 14 million shares respectively. This proposal was made in light of the limitations of the corporation's current authorizations and to provide for flexibility in potential future financing. The proposal will be submitted to shareholders for a vote at the corporation's regular annual meeting to be held on April 5, 1995.

   On December 14, 1994, the A. O. Smith Common Stock (SMC) moved from the American Stock Exchange back to the New York Stock Exchange after an absence of ten years. This move was made to enhance the recognition of the corporation's Common Stock.

   At its April 14, 1994 meeting, A. O. Smith Corporation's Board of Directors increased the regular quarterly dividend by 18 percent to $.13 per share on its common stocks (Class A and Common) for the last three quarterly dividend payments of 1994, resulting in a total of $.50 per share being paid versus $.42 per share in 1993. A. O. Smith Corporation has paid dividends on its common stock for 55 consecutive years.

   Results of Operations

   Revenues in 1994 were $1.37 billion establishing a record and surpassing 1993 revenues of $1.19 billion by 15 percent and 1992 revenues of $1.05 billion by 30 percent. Revenues in all of the corporation's product operations increased significantly in 1994 with the exception of Fiberglass Products where sales were slightly less than 1993. The impact of a strong economy and excellent customer demand was particularly evident in the OEM segment of the corporation, which is comprised of the Automotive Products and Electrical Products companies and accounted for over 86 percent of the increased revenues in 1994.

   The corporation's gross profit margin in 1994 was 15.4 percent, reflecting a trend of continued improvement from gross margins of 14.9 percent, 13.6 percent, and 11.1 percent in 1993, 1992, and 1991, respectively. The combination of increased volume and improved manufacturing efficiencies at Electrical Products was the major impetus to the increased margin. Overtime and other costs to meet higher volumes along with higher new product launch costs at Automotive prevented additional growth in its 1994 margin.

   The Automotive Products Company achieved record sales of $722.7 million in 1994 surpassing the previous record of $606.3 million established in 1993 by $116.4 million or 19.2 percent. Sales in 1992 were $527.6 million.
   The reasons for the record setting performance were twofold. First, the North American automotive market experienced its best year since 1988 despite rising interest rates and limited inventories of popular models. As in the recent past, strong sales of light trucks in this market resulted in sustained demand for full frame assemblies and other light truck-related products manufactured by the Automotive Products Company. Second, significant growth within the heavy truck industry resulted in near-capacity production schedules for the company to meet the demand for heavy truck frame rails.

   Operating profits at Automotive were higher in 1994 than 1993, and have been trending upward since 1991. Although profits improved in 1994, the increase was substantially less than might be expected when considering the significant increase in Automotive's volume. The impact of costs associated with the launch of new product programs and other major model revisions adversely affected profit margins. The heavy order volume and associated costs required to meet very high customer demand at the manufacturing plants resulted in a further erosion of margins. The company continues to aggressively address production capacity considerations, and, as the life cycle of new product programs progresses, margins should improve.

   Automotive continues to benefit from being a supplier for vehicles that have been well-received by the car-buying public. The outlook for 1995 suggests that it will be as challenging as 1994, with three new product programs and two major vehicle redesign efforts scheduled. Although margins on existing product should improve in 1995, the heavy schedule of new product introductions may initially have an adverse impact on overall margins in 1995. As 1995 progresses, expanded capacities should help alleviate this pressure.

   Late last year, the company was informed that it would not be participating in the GMT-800 program which is the replacement business for General Motors' light trucks and represents less than 10 percent of the corporation's business. The loss of this business affects the 1999 model year with the full impact not being recognized by the company until the year 2000. The company is confident that this business can be replaced with other programs that exist with domestic and international customers.

   Equity in the earnings of the corporation's 40 percent owned Mexican affiliate, Metalsa S.A., was $1.6 million in 1994 compared to $2.3 million and $3.5 million in 1993 and 1992, respectively. In 1994, Metalsa's sales were approximately the same as the prior year as the Mexican economy remained weak. Earnings in 1994 were lower than 1993 due to restructuring and product launch costs. Due to lower sales, product mix, and restructuring costs, 1993 earnings were lower than 1992. The net assets of Metalsa are translated in U.S. dollars using current exchange rates, with the resulting translation adjustments reflected as a separate component of stockholders' equity. Due to the decline in the value of the peso in late 1994, the corporation recorded a translation adjustment in 1994 of $7.5 million. There were no similar adjustments in 1993, as the value of the peso was fairly constant. Metalsa has a program in place to hedge certain of its accounts denominated in foreign currencies. To the extent foreign currency exposures are not hedged by Metalsa in 1995, further erosion of the value of the peso will result in transaction losses, its share of which the corporation would include in earnings.

   It appears as if the Mexican automotive industry may experience a significant decline in sales in 1995. Metalsa is taking steps to deal with this possibility including reducing its labor force. The corporation anticipates that its equity in earnings will be lower in 1995. At this time, given the uncertainties surrounding the Mexican economy, it is difficult to project the extent to which earnings may be reduced.

   1994 was a turnaround year for the Electrical Products Company. Sales in 1994 increased $38.7 million or almost 16 percent to a record $281.2 million from 1993 sales of $242.5 million. Sales in 1992 were $225.6 million. Many of the markets that utilize electric motors in their products experienced a significant recovery in 1994. Enhancing the impact of this recovery was the relatively low finished goods inventory level at which some of these markets entered 1994. This favorable impact was especially noticeable in the heating, ventilating, and air conditioning market, where sales growth resulted in increased demand for electric motors due to the lack of inventory. Sales of air conditioning units were further bolstered by the combination of increased housing starts in early 1994 and warm summer weather resulting in record unit volume. Favorable general economic conditions resulted in substantial growth in most of the other segments of the business, including motors for garage door openers, pumps, and swimming pools and spas. Sales of replacement motors increased significantly due to new merchandising and inventory strategies employed by the company. Exports were also a source of increased revenues for Electrical Products as aggressive pursuit of the international markets continued in 1994.

   Profits for the Electrical Products Company in 1994 were substantially higher than the depressed earnings recorded in 1993 and over 75 percent higher than 1992 earnings. Earnings in 1993 were adversely impacted by several million dollars of costs associated with transferring motor production to lower cost facilities. The significantly improved earnings performance of Electrical Products was the direct result of increased volume coupled with the completion of the aforementioned program, which transferred production and greatly reduced manufacturing costs.

   Current projections for 1995 are positive as first quarter orders are at higher levels than the same period last year.

   Sales for the Water Products Company established a record for the third consecutive year in 1994, increasing more than nine percent to $271.5 million from the previous record of $248.1 million in 1993. Sales in 1992 were $215.2 million. While a portion of the sales increase was due to the underlying growth of seven percent in the domestic water heater industry, Water Products outperformed this growth by gaining market share in both the residential and commercial segments of the business. Water Products' strong position in the plumbing wholesale channel of distribution resulted in continued penetration of the domestic residential market which is comprised predominantly of replacement units.

   Earnings for the Water Products Company increased significantly in 1994 and established a record for the fourth time in the last five years. The impact of the increased residential volume and favorable pricing on commercial product more than offset the impact of volume reductions experienced in the standard commercial product.

   New industrial and commercial product introductions scheduled for 1995 should provide incremental future market penetration. The possibility of designing and manufacturing water heaters for the Chinese market is closer to reality, as the company signed a letter of intent in the People's Republic of China in the third quarter of 1994. Earnings in the first quarter of 1995 may fall short of 1994's first quarter, due to some shift in demand to the fourth quarter of 1994 in anticipation of an announced price increase January 1, 1995.

   Smith Fiberglass Products Inc. 1994 sales of $57.9 million declined slightly from the record of $58.9 million established in 1993, but remained substantially higher than 1992 sales of $43.9 million. The major factors responsible for the slight decrease in 1994 sales levels include: weakness in the domestic oil industry; increased competition in the service station market; and the lack of large orders similar to those shipped in 1993. The chemical and industrial market demonstrated significant growth in 1994 as sales were over 50 percent higher than in 1993. Some of this growth was attributed to the introduction of the reformulated Chem Thread(R) line which is specifically designed for chemical processing applications.

   Earnings for Fiberglass Products in 1994 were about equal to those in 1993 and almost double the 1992 earnings despite the slight drop in volume.

   The prospects for 1995 are good. Although a gradual decline in the service station market is anticipated as compliance with federal regulations is near completion, a number of recent developments provide the basis for an optimistic outlook. International demand for fiberglass pipe should increase as existing metallic pipe in older oil fields begins to corrode and requires replacement. Smith Fiberglass installed a number of test lines in oil fields in northeastern China, and the possibility of a joint venture could become a reality in 1995.

   Revenues for agricultural products were $40.2 million in 1994, an increase of $2.1 million and $6.2 million over 1993 and 1992, respectively. The recent emphasis on environmental issues has stimulated demand for the Aquastore/R/ and Slurrystore/R/ product lines manufactured by A. O. Smith Harvestore Products, Inc. (Harvestore). These structures are primarily used for water storage, waste water treatment, and animal waste storage. Harvestore also increased its presence in the international markets in 1994 and is seeking ISO-9001 certification in 1995 to enhance its international marketing activities. Harvestore's 1994 earnings were much improved over both 1993 and 1992 as a result of higher volume. Revenues for AgriStor Credit Corporation were $2.9 million, $4.8 million and $6.4 million in 1994, 1993, and 1992, respectively. This trend of decreasing revenues reflects management's commitment to an expeditious liquidation of this finance subsidiary. Interest costs and administrative expenses have declined consistently throughout the liquidation process, however recognition of costs associated with non-performing contracts resulted in AgriStor's 1994 loss exceeding those of the prior two years. The net after-tax loss for the agricultural businesses was $.17 per share for both 1994 and 1993.

   Selling, general, and administrative expense for the corporation in 1994 was $108.9 million compared to $96.5 million and $86.0 million in 1993 and 1992, respectively. The majority of the increase during this period was caused by higher employee incentive and profit sharing accruals, increased commissions and other expenses in support of additional sales volume, bad debt provisions, and re-marketing costs associated with repossessed equipment within the agricultural segment. As a percent of sales, selling, general, and administrative expenses have declined steadily from
   8.2 percent in 1992 to 7.9 percent in 1994.

   Interest expense in 1994 was $12.1 million and compares favorably to interest of $13.4 million in 1993 and $17.9 million in 1992. The decline in interest expense in 1994 reflected the reduction in debt levels whereas the decline from 1992 to 1993 was a function of both lower debt and declining interest rates.

   The corporation's effective income tax rate decreased to 38.3 percent in 1994 from 41 percent in 1993 and 39 percent in 1992. The lower rate in 1994 was caused by the recognition of research and development and foreign tax credits.The rise in the rate from 1992 to 1993 was due to the one percent federal rate increase including the cumulative impact on prior years.

   For purposes of determining 1994 net periodic pension expenses, a discount rate of 7.75 percent was used. An increase in the discount rate to 8.5 percent was made as of year-end to determine the benefit obligations at December 31, 1994. The assumed rate of return on plan assets was 10.25 percent in 1994 and 1993. Management estimates that the effect of the discount rate change in combination with other components of periodic pension expense will not be significant for 1995. As to postretirement benefits other than pensions, an increase in the discount rate assumption to 8.5 percent also was made. This discount rate change also is anticipated to have only a minimal impact on future expense.

   A. O. Smith Corporation achieved record net earnings of $57.3 million or $2.75 per share in 1994, eclipsing the previous records of $42.7 million or $2.08 per share established in 1993. In 1992, the corporation earned $28 million or $1.41 per fully diluted share before recognition of a $46.1 million one-time after-tax charge for postretirement benefits. The 1992 net loss including this one-time adjustment was $18.2 million or $.84 per fully diluted share.

   Entering 1994, the corporation believed the foundation was in place to set sales and earnings records for a second consecutive year. As evidenced by the financial results for 1994, the corporation was able to achieve this goal in a convincing manner. The challenge of a third consecutive record-setting year lies ahead. The corporation's success in meeting this aggressive objective will depend upon the impact that factors such as interest rate levels, housing starts, union contract negotiations, and the volatility within the Mexican economy have on the markets served by A. O. Smith Corporation.

   ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


   Index to Financial Statements:                            Form 10-K
                                                            Page Number


       Report of Independent Auditors  . . . . . . . . . . .    23

       Consolidated Balance Sheet at December 31, 1994
          and 1993 . . . . . . . . . . . . . . . . . . . . .    24

       For each of the three years in the period ended
        December 31, 1994:

           - Consolidated Statement of Operations
             and Retained Earnings . . . . . . . . . . . . .    25

           - Consolidated Statement of Cash Flows  . . . . .    26

       Notes to Consolidated Financial Statements  . . .     27-42

   REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



   The Board of Directors and Stockholders
   A. O. Smith Corporation

   We have audited the accompanying consolidated balance sheet of A. O. Smith Corporation as of December 31, 1994 and 1993 and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index in Item 14(a). These financial statements and schedule are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. O. Smith Corporation at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Notes 9 and 10 to the financial statements, the corporation changed its method of accounting for post retirement benefits other than pensions and income taxes effective January 1, 1992.



                                                  ERNST & YOUNG LLP
   Milwaukee, Wisconsin
   January 17, 1995

   CONSOLIDATED BALANCE SHEET

   December 31 (dollars in thousands)
   Assets                                             1994       1993
      Current Assets
      Cash and cash equivalents                  $   8,485  $  11,902
      Trade receivables                            132,630    126,949
      Finance subsidiary receivables
        and leases                                  16,361     19,151
      Customer tooling                              24,489     15,471
      Inventories                                  110,863     89,804
      Deferred income taxes                         28,100     27,614
      Other current assets                           8,592     12,987
                                                  --------   --------
      Total Current Assets                         329,520    303,878

      Investments in and advances to
       affiliated companies                         17,326     23,669
      Deferred model change                         18,638     22,095
      Finance subsidiary receivables and
        leases                                      37,842     53,481
      Other assets                                  42,751     44,962
      Net property, plant, and equipment           401,780    375,014
                                                  --------   --------
      Total Assets                                $847,857   $823,099
                                                  ========   ========
   Liabilities
      Current Liabilities
      Trade payables                              $101,153   $ 99,320
      Accrued payroll and pension                   36,641     38,347
      Postretirement benefit obligation              9,573      8,950
      Accrued liabilities                           59,241     59,448
      Income taxes                                   2,060      2,707
      Long-term debt due within one year             3,775      8,819
      Finance subsidiary long-term debt due
       within one year
                                                     3,480      5,598
                                                  --------   --------
      Total Current Liabilities                    215,923    223,189

      Long-term debt                               136,769    148,851
      Finance subsidiary long-term debt             29,357     41,723
      Postretirement benefit obligation             72,388     69,773

      Product warranty                              15,089     12,981
      Deferred income taxes                         54,445     41,281
      Other liabilities                             11,141     15,671
                                                  --------   --------
      Total Liabilities                            535,112    553,469
      Commitments and contingencies
          (notes 6 and 12)

   Stockholders' Equity
      Preferred Stock                                   --         --
      Class A Common Stock (shares issued
       6,035,541 and 6,084,845)                     30,178     30,424
      Common Stock (shares issued 15,664,109
       and 15,614,805)                              15,664     15,615
      Capital in excess of par value                68,209     65,950
      Retained earnings                            224,467    177,543
      Cumulative foreign currency translation
       adjustments                                  (8,035)      (841)
      Pension liability adjustment                  (9,653)    (9,141)
      Treasury stock at cost                        (8,085)    (9,920)
                                                 ---------  ---------
      Total Stockholders' Equity                   312,745    269,630
                                                 ---------  ---------
      Total Liabilities and Stockholders'
       Equity                                     $847,857   $823,099
                                                 =========  =========

   See accompanying notes which are an integral part of these statements.

   CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

   Years ended December 31 (dollars in thousands, except per share amounts)

   Operations                              1994       1993         1992

      Net revenues                      $1,373,546  $1,193,870  $1,046,345
      Cost of products sold              1,162,096   1,015,397     903,615
                                         ---------   ---------    --------
      Gross profit                         211,450     178,473     142,730
      Selling, general, and
       administrative expenses             108,862      96,524      86,026
      Interest expense                      12,085      13,431      17,897
                                         ---------    --------    --------
                                            90,503      68,518      38,807
      Provision for income taxes            34,707      28,124      15,122
                                         ---------    --------    --------

      Earnings before equity in
       earnings of affiliated companies 55,796 40,394 23,685 Equity in earnings of affiliated
       companies                             1,551       2,284       3,521
                                          --------    --------     -------
   Earnings Before Cumulative Effect
    of Changes in Accounting Principles     57,347      42,678      27,206

      Tax credits realizable under FAS
       No. 109 resulting from reclassi-
       fication of agricultural
       businesses                               --          --       1,600
                                         ---------    --------    --------
      Earnings before effect of
       postretirement benefits              57,347      42,678      28,806
      Change in method of accounting
       for postretirement benefits, net
       of tax benefit of $28,873                --          --     (46,122)
                                         ---------   ---------    --------
   Net Earnings (Loss)                      57,347      42,678     (17,316)
      Preferred dividends ($.531
       per share in 1992)                       --          --        (856)
                                         ---------   ---------    --------
   Net Earnings (Loss) Applicable
    to Common Stock                         57,347      42,678     (18,172)

   Retained Earnings
      Balance at beginning of year         177,543     147,065     172,869
      Cash dividends on common stock       (10,423)    (12,200)     (7,632)
                                          --------   ---------    --------
   Balance at End of Year               $  224,467  $  177,543    $147,065
                                          ========   =========    ========
   Primary Earnings (Loss) Per Share
    of Common Stock
      Earnings before cumulative effect
       of accounting changes                 $2.75       $2.08       $1.40
      Realization of tax credits of
       agricultural businesses                  --          --         .08
                                            ------       -----      ------
      Earnings before effect of
       postretirement benefits                2.75        2.08        1.48
      Change in postretirement benefits,
       net of taxes                             --          --       (2.44)
                                            ------       -----       -----
      Net earnings (loss)                    $2.75       $2.08       $(.96)
                                            ======       =====       =====

   Fully Diluted Earnings (Loss) Per
    Share of Common Stock
      Earnings before cumulative effect
       of accounting changes                 $2.75       $2.08       $1.33
      Realization of tax credits of
       agricultural businesses                  --          --         .08
                                            ------       -----      ------
      Earnings before effect of
       postretirement benefits                2.75        2.08        1.41
      Change in postretirement benefits,
       net of taxes                             --          --       (2.25)
                                             -----       -----       -----
      Net earnings (loss)                    $2.75       $2.08       $(.84)
                                             =====       =====       =====

   See accompanying notes which are an integral part of these statements.

   CONSOLIDATED STATEMENT OF CASH FLOWS

   Years ended December 31 (dollars in thousands)
   Cash Flow from Operating Activities          1994       1993      1992

     Net earnings (loss)                     $  57,347   $ 42,678   $(17,316)
     Adjustments to reconcile net
      earnings (loss) to net cash provided
      by operating activities:
        Depreciation                            49,160     42,607     39,458
        Cumulative effect of change in
         method of accounting for
         postretirement benefits                    --         --     74,995
        Deferred income taxes                   14,296     11,800    (22,928)
        Equity in earnings of affiliates,
         net of dividends                         (751)       516     (1,456)
        Deferred model change and software
         amortization                            8,078      9,080      9,520
     Net change in current assets and
      liabilities                              (29,415)    (1,310)   (16,454)
     Net change in noncurrent assets and
      liabilities                               13,401      4,640     (4,617)
     Other                                       7,357      5,340      6,465
                                              --------   --------    -------
   Cash Provided by Operating Activities       119,473    115,351     67,667
                                              --------   --------    -------
   Cash Flow from Investing Activities
     Capital expenditures                      (76,133)   (54,703)   (46,947)
     Deferred model change expenditures         (7,921)    (1,586)    (4,169)
     Other                                        (699)      (562)      (437)
                                              --------   --------   --------
   Cash Used by Investing Activities           (84,753)   (56,851)   (51,553)
                                              --------   --------   --------
   Cash Flow before Financing Activities        34,720     58,500     16,114

   Cash Flow from Financing Activities
     Long-term debt incurred                        --     30,000         --
     Long-term debt retired                    (17,126)   (53,020)    (2,760)
     Finance subsidiary net long-term
      debt retired                             (14,484)   (21,417)   (13,682)
     Proceeds from common stock issued           1,902      3,167      4,539
     Purchase of common and redemption of
      preferred stock includes fees associated
      with conversion, stock dividends, and
      odd lot buy back                            (138)    (1,380)      (746)
     Tax benefit from exercise of stock
      options                                    2,132      2,227      2,159
     Dividends paid                            (10,423)   (12,200)    (8,488)
                                               -------    -------    -------
   Cash Used by Financing Activities           (38,137)   (52,623)   (18,978)
     Net increase (decrease) in cash
      and cash equivalents                      (3,417)     5,877     (2,864)
     Cash and cash equivalents--beginning
      of year                                   11,902      6,025      8,889
                                               -------    -------    -------
   Cash and Cash Equivalents--End of Year      $ 8,485    $11,902    $ 6,025
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

   Derivative instruments. The corporation enters into futures contracts to fix the cost of certain raw material purchases, principally copper and aluminum, with the objective of minimizing cost risk due to market fluctuations. Any differences between the corporation's fixed price and current market prices are included as part of the inventory cost when the contracts mature. As of December 31, 1994, the corporation had contracts covering approximately 88 percent of its copper and 76 percent of its aluminum requirements for 1995, with varying maturities in 1995, the longest duration of which is December 1995. These futures contracts limit the impact from both favorable and unfavorable price changes. The effect of these programs was not material on the results of operations for 1994, 1993, or 1992.

   As a result of having various foreign operations, the corporation is exposed to the effect of foreign currency rate fluctuations on the U.S. dollar value of its foreign subsidiaries. Further, the corporation and its subsidiaries conduct business in various foreign currencies. To minimize the effect of fluctuating foreign currencies on its income, the corporation enters into foreign currency forward contracts. The contracts are used to hedge known foreign currency transactions on a continuing basis for periods consistent with the corporation's exposures. The corporation does not engage in speculation. The difference between market and contract rates is recognized in the same period in which gains or losses from the transactions being hedged are recognized and, accordingly, no net gain or loss is anticipated when the contracts mature.

   The following table summarizes, by currency, the corporation's forward exchange contracts.

   December 31                      1994                   1993
    (dollars in thousands) ---------------------   ---------------------
                                       Market vs               Market vs
                            Forward    Contract     Forward     Contract
                           Contracts   Difference   Contracts  Difference
   Currency
     Contracts to buy
       U.S. dollars         $ 2,400    $   (52)     $  3,472        $ 165
       British pounds         4,489        (61)        6,472          180
       Canadian dollars       5,714        (17)       16,140          (50)
       Italian lire           3,801        (67)          --           --
       Mexican pesos         17,418     (4,058)          --           --
     Contracts to sell
       German marks           3,587       (205)          --           --
       U.S. dollars           3,840       (275)        8,840          370
       French francs          2,591        (34)        1,264          (32)
                            -------    -------       -------        -----
                            $43,840    $(4,769)      $36,188        $ 633
                            =======    =======       =======        =====


   The contracts in place at December 31, 1994 and 1993 amounted to 58 and 85 percent, respectively, of the corporation's anticipated subsequent year exposure for those currencies hedged.

   Property, plant, and equipment. Property, plant, and equipment are stated at cost. Depreciation is computed primarily by the straight-line method.

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

   Revenue recognition. The corporation recognizes revenue upon shipment of product to the customer.

   Income taxes. The corporation accounts for income taxes using the liability method prescribed by FAS No. 109.

   Research and development. Research and development costs are charged to expense as incurred and amounted to approximately $9.2, $7.6, and $6.5 million during 1994, 1993, and 1992, respectively.

   Earnings (loss) per share of common stock. Primary per share amounts are determined by dividing earnings (loss) applicable to common shareholders by the weighted average number of shares of common stock and materially dilutive common stock equivalents (stock options) outstanding.

   Fully diluted per share amounts include the dilutive effect, if any, of the assumed conversion in 1992 of the outstanding preferred stock into common stock with appropriate adjustments being made to earnings (loss) applicable to common stock for dividends on the preferred stock. For 1992, fully diluted net loss per share amounts are anti-dilutive because of the preferred stock conversion.

   Reclassifications. Certain prior year amounts have been reclassified to conform to the 1994 presentation.

   2.  Statement of Cash Flows

   For purposes of the consolidated statement of cash flows, cash and cash equivalents include investments with original maturities of three months or less. Supplemental cash flow information is as follows:


   Years ended December 31                     1994      1993      1992
    (dollars in thousands)
   Change in current assets and liabilities:
     Trade receivables and customer
       tooling                               $(15,131) $(35,008) $(17,340)
     Finance subsidiary receivables             2,790       529     3,845
     Inventories                              (21,059)  (17,054)    2,862
     Other current assets                       6,180    (5,297)    1,327
     Trade payables                             1,833    37,214     1,501
     Accrued liabilities, payroll,
       and pension                               (972)   16,274    (9,242)
     Current income tax accounts-net           (3,056)    2,032       593
                                              -------   -------   -------
                                             $(29,415) $ (1,310) $(16,454)
                                              =======   =======   =======
   3.      Inventories

   December 31 (dollars in thousands)                    1994      1993

   Finished products                                   $ 55,331  $ 53,337
   Work in process                                       48,886    37,215
   Raw materials                                         41,709    36,371

   Supplies                                               7,457     5,228
                                                        -------   -------
                                                        153,383   132,151

   Allowance to state inventories at LIFO cost           42,520    42,347
                                                       --------   -------
                                                       $110,863  $ 89,804
                                                       ========   =======

   During 1992, inventory reductions in certain operations resulted in liquidations of certain LIFO inventory quantities acquired at lower costs in prior years as compared with 1992 costs, the effect of which reduced the 1992 net loss by $2.8 million.


   4.      Investments in and Advances to Affiliated Companies

   Investments in affiliates in which ownership is 50 percent or less are accounted for under the equity method. The corporation's equity in the undistributed earnings of such affiliates at December 31, 1994, amounted to approximately $16.1 million. In 1993, the corporation advanced $1.2 million to its Mexican affiliate with repayment due in 1996 and interest at 5 percent due quarterly. In 1994, due to the decline in the value of the peso, the corporation recorded as a component of stockholders' equity, translation adjustments of approximately $7.5 million. During 1994, 1993, and 1992, the corporation received dividends of $.8, $2.8, and $1.3 million, respectively, from such affiliates.


   5.      Property, Plant, and Equipment

   December 31 (dollars in thousands)                   1994      1993

   Land                                                $  7,527  $  7,538
   Buildings                                            186,320   183,485
   Equipment                                            687,870   632,763
                                                       --------  --------
                                                        881,717   823,786
   Less accumulated depreciation                        479,937   448,772
                                                       --------  --------
                                                       $401,780  $375,014
                                                       ========  ========

   Interest on borrowed funds during construction of $.8, $1.1, and $.8 million was capitalized in 1994, 1993, and 1992, respectively. As of December 31, 1994, the corporation has pledged $3.8 million of net property, plant, and equipment under long-term debt obligations.


   6.      Long-Term Debt and Lease Commitments

   December 31 (dollars in thousands)                 1994      1993

   Bank credit lines, average year-end interest
     rate of 7.1% for 1994 and 3.8% for 1993        $ 15,308  $ 17,382

   Commercial paper, average year-end interest
     rate of 5.9% for 1994 and 3.5% for 1993          71,577    92,996

   8.75% notes, payable annually through 1997         10,700    14,275

   6.4% variable rate term loan, expiring in
     April 1999                                       12,500    12,500

   Long-term notes, expiring through 2003,
     average year-end interest rate of 6.8%
     for 1994 and 1993                                30,000    30,000

   Other notes, expiring through 2012, average
     year-end interest rate of 6.9% for 1994 and
     6.8% for 1993                                    33,296    37,838
                                                    --------  --------
                                                     173,381   204,991
   Less amount due within one year                     7,255    14,417
                                                    --------  --------
                                                    $166,126  $190,574
                                                    ========  ========

   In June 1994, the corporation put in place a $140 million multi-year revolving credit agreement with a group of ten banks. The agreement replaced a $115 million A. O. Smith facility and a $30 million AgriStor facility. The agreement extends through April 3, 1998. In addition to lower fees and lower borrowing rates, the agreement contains fewer restrictive covenants. At its option, the corporation maintains either cash balances or pays fees for bank credit and services.

   In April 1994, the $12.5 million term loan agreement automatically converted from an 8.9 percent fixed rate to a floating interest rate. The interest rate is set at 37.5 basis points over LIBOR, and the loan may be repaid at anytime without penalty.

   In 1993, the corporation entered into two loan facilities with insurance companies totalling $65 million. Through December 31, 1994, the corporation had drawn down, under ten year terms, $30 million under these facilities.

   The corporation's credit agreement and term loans contain certain conditions and provisions which restrict the corporation's payment of dividends. Under the most restrictive of these provisions, retained earnings of $93.1 million were unrestricted as of December 31, 1994.

   Borrowings under the bank credit lines and in the commercial paper market are supported by the revolving credit agreement and have been classified as long-term. It has been the corporation's practice to renew or replace the credit agreement so as to maintain the availability of debt on a long-term basis and to provide 100 percent backup for its borrowings in the commercial paper market.

   Long-term debt, maturing within each of the five years subsequent to December 31, 1994, is as follows: 1995--$7.3; 1996--$5.0; 1997--$11.9;
   1998--$12.2; 1999--$8.1 million.

   The corporation sold, without recourse and at market rates, certain automotive-related receivables totalling $27.5 million at December 31, 1994, compared to $16.0 million at December 31, 1993. The receivables sale program is scheduled to expire on April 30, 1996, unless mutually extended.

   Future minimum payments under noncancelable operating leases total $113.7 million and are due as follows: 1995--$21.8; 1996--$19.6; 1997--$17.6;
   1998--$16.8; 1999--$13.7; thereafter--$24.2 million.  Rent expense, including payments under operating leases, was $30.8, $28.2, and $27.5 million in 1994, 1993, and 1992, respectively.

   Interest paid by the corporation was $13.3, $14.0, and $18.4 million in 1994, 1993, and 1992 respectively.

   7.      Stockholders' Equity

   As of December 31, 1994, there were 7 million shares of Class A Common Stock $5 par value, 24 million shares of Common Stock $1 par value, and 3 million shares of preferred stock $1 par value authorized. The Common Stock has equal dividend rights with Class A Common Stock and is entitled, as a class, to elect 25 percent of the board of directors and has 1/10th vote per share on all other matters.

   On February 1, 1993, the Board of Directors declared a special $.25 per share dividend payable on March 22 to Common Stockholders of record March
   8. No special dividend was declared on the Class A Common Stock. During 1993, 2,009,683 shares of Class A Common Stock, including 623,362 shares held in Treasury, were converted by the holders into Common Stock. An additional 49,304 shares of Class A Common Stock were converted into Common Stock during 1994. Regular dividends paid on the Class A Common and Common Stock amounted to $.50, $.42, and $.40 per share in 1994, 1993, and 1992, respectively.

   Changes in certain components of stockholders' equity are as follows:

                                                                           Capital in        Treasury Stock
                                                     Class A                Excess of    ----------------------
   (dollars in thousands)              Preferred     Common     Common      Par Value    Shares       Amount

    Balance at December 31, 1991         $  1,725    $ 25,197    $  3,535   $  75,124      738,461     $ 13,478
    Redemption of preferred stock          (1,725)         --       1,901      (3,452)    (113,300)      (2,530)
    Exercise of stock options                  --          --         331       4,178       (1,799)         (30)
    Tax benefit from exercise of
      stock options                            --          --          --       2,159            --          --
                                           --------   -------     -------     -------      -------      -------
    Balance at December 31, 1992               --      25,197       5,767      78,009      623,362       10,918
    Conversion of Class A Common Stock         --     (10,048)      2,010       7,746           --           --
    Exercise of stock options (net of
      21,200 shares surrendered as
      stock option proceeds)                   --          --          43       1,056     (183,300)      (1,267)
    Purchase of treasury shares                --          --          --           --       5,930          269
    Tax benefit from exercise of
      stock options                            --          --          --       2,227            --          --
    Two-for-one stock split                    --      15,275       7,795     (23,088)     566,792           --
                                           --------   -------    --------     -------    ---------     --------
    Balance at December 31, 1993               --      30,424      15,615      65,950    1,012,784        9,920
    Conversion of Class A Common
     Stock                                     --        (246)         49         197           --           --
    Exercise of stock options (net of
      4,845 shares surrendered as
      stock option proceeds)                   --          --          --         (70)    (218,755)      (1,835)
    Tax benefit from exercise of
      stock options                            --          --          --        2,132          --           --
                                           -------    -------     -------      -------     -------      -------
    Balance at December 31, 1994          $    --    $ 30,178    $ 15,664     $ 68,209     794,029     $  8,085
                                           =======    =======     =======      =======     =======      =======


   In 1993, 5,930 shares of treasury stock were acquired under a purchase offer made to holders of less than 100 shares of Class A Common Stock and Common Stock.

   At December 31, 1994, 3,460 and 790,569 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

   8.  Stock Options

   During 1990, the corporation adopted a Long-Term Executive Incentive Compensation Plan (1990 Plan). The 1990 Plan initially reserved 1 million shares of Common Stock for granting of nonqualified and incentive stock options. In April 1994, shareholders approved a proposal to reserve an additional 1 million shares of Common Stock. Each option entitles the holder, upon exercise, to obtain one share of Common Stock. In addition, the corporation has a Long-Term Executive Incentive Compensation Plan (1980 Plan) which has terminated except as to outstanding options.
   Options under both plans become exercisable one year from date of grant and, for active employees, expire ten years after date of grant. The number of shares available for granting of options at December 31, 1994 and 1993 was 659,600 and 25,400 respectively.

   Changes in option shares (all Common Stock) were as follows:

   Years ended December 31             1994       1993      1992

   Outstanding at beginning
    of year                          1,009,800  1,184,200 1,627,200
   Granted
    1994--$21.563 and $25.81
     per share                         177,400
    1993--$27.50 per share                        188,400
    1992--$11.125 to $15.188
     per share                                              232,200
   Exercised
    1994--$7.00 to $13.00
     per share                        (223,600)
    1993--$6.375 to $15.188
     per share                                   (362,800)
    1992--$6.375 to $9.563
     per share                                             (666,200)

   Canceled or expired                      --         --    (9,000)
                                      --------  --------- ---------
   Outstanding at End of Year
    (1994--$7.00 to $27.50
    per share)                         963,600  1,009,800 1,184,200
                                       =======  ========= =========
   Exercisable at December 31, 1994    786,200
                                       =======

   9. Retirement Plans

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

   The following tables present the components of pension expense, the funded status, and the major assumptions used to determine these amounts for domestic pension plans:

   Years ended December 31 (dollars in thousands)

                                       1994                   1993                     1992
                                ------------------    ----------------------     ------------------
   Components of pension
     expense:
     Service cost--
        benefits earned
        during the year                     $ 6,759                $ 6,261                   $ 5,581
     Interest cost on
        projected benefit
        obligation                           27,111                 27,400                    27,067
     Return on plan
        assets:
        Actual return              $ 1,748             $(42,270)                  $(25,140)

        Deferral of
          investment return
          in excess of
          (less than)
          expected return          (37,180)               9,145                     (8,802)
                                   -------              -------                    -------

                                            (35,432)               (33,125)                  (33,942)
     Net amortization and
        deferral                                651                    569                       353
                                            -------                -------                   -------
   Net periodic pension
     expense (income)                      $   (911)               $ 1,105                  $   (941)
                                            =======                =======                   =======



   December 31 (dollars in thousands)

                                                    1994                             1993
                                         --------------------------       ---------------------------
                                           Assets        Accumulated        Assets         Accumulated
                                           Exceed          Benefits         Exceed           Benefits
                                         Accumulated        Exceed        Accumulated         Exceed
                                          Benefits          Assets         Benefits           Assets
   Actuarial present value
      of benefit obligations:
      Vested benefit obligation            $145,488        $166,962        $138,138         $182,531
                                           ========        ========        ========         ========
      Accumulated benefit
        obligation                         $155,817        $198,485        $147,018         $212,145
                                           ========        ========        ========         ========
   Projected benefit obligation            $171,074        $198,694        $174,210         $212,755
   Plan assets at fair value                219,026         155,924         232,188          162,516
                                            -------         -------        --------          -------
   Plan assets in excess of
      (less than) projected
      benefit obligation                     47,952         (42,770)         57,978          (50,239)
   Unrecognized net transition
      (asset) obligation at
      January 1, 1986                       (12,053)         12,316         (14,061)          13,882
   Unrecognized net (gain) loss               3,189          16,111         (11,480)          15,669
   Prior service cost not yet
      recognized in periodic
      pension cost                            3,641           9,766           4,244           10,657
   Adjustment required to recognize
      minimum liability<F1>                      --         (37,984)             --          (39,598)
                                            -------         -------        --------         --------
   Prepaid pension asset (liability)       $ 42,729        $(42,561)       $ 36,681         $(49,629)
                                            =======         =======        ========          =======
   Net asset (liability) recognized
    in consolidated balance sheet                          $    168                         $(12,948)
                                                            =======                          =======

   <F1>The provisions of FAS No. 87, "Employers' Accounting for Pensions," require the recognition of an additional minimum liability for each defined benefit plan for which the accumulated benefit obligation exceeds plan assets.  This amount has been recorded as a long-term liability with an offsetting intangible asset.  Because the asset recognized may not exceed the amount of unrecognized prior service cost and transition obligation on an individual plan basis, the balance, net of tax benefits, is reported as a separate reduction of stockholders' equity at December 31, 1994 and 1993, as follows:


   (dollars in thousands)                                 1994           1993

           Minimum liability adjustment                $37,984        $39,598
           Intangible asset                             22,082         24,539
                                                       -------        -------
                                                        15,902         15,059
           Tax benefit                                   6,249          5,918
                                                       -------        -------
           Pension liability adjustment to
            stockholders' equity                       $ 9,653       $  9,141
                                                       =======        =======



   Major assumptions at year-end:
                                                 1994     1993     1992

   Discount rate                                8.50%    7.75%    8.75%
   Rate of increase in compensation level       4.50%    4.00%    5.50%
   Expected long-term rate of return
    on assets                                  10.25%   10.25%   10.50%


   Net periodic pension cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

   The corporation has a defined contribution profit sharing and retirement plan covering salaried nonunion employees which provides for annual corporate contributions of 35 percent to 140 percent of qualifying contributions made by participating employees. The amount of the corporation's contribution in excess of 35 percent is dependent upon the corporation's profitability. The amount of the contribution was $5.2, $4.0, and $2.3 million for 1994, 1993, and 1992, respectively.

   Postretirement Benefits other than Pensions

   The corporation has several unfunded defined benefit postretirement plans covering certain hourly and salaried employees which provide medical and life insurance benefits from retirement to age 65. Salaried employees retiring after January 1, 1995 will be covered by an unfunded defined contribution plan with benefits based on years of service. Certain hourly employees retiring after January 1, 1996 will be subject to a maximum annual benefit limit. Salaried employees hired after December 31, 1993 are not eligible for postretirement medical benefits.

   Effective January 1, 1992, the corporation adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

   Net periodic postretirement benefit cost included the following components:

   December 31 (dollars in thousands)                1994        1993

   Service cost--benefits attributed to
    employee service during the year              $ 1,847      $1,841
   Interest cost on accumulated post-
    retirement benefit obligation                   7,477       6,959
   Amortization of unrecognized net loss              816          --
                                                  -------      ------
   Net periodic postretirement benefit cost       $10,140      $8,800
                                                  =======      ======

   The following table sets forth the plans' status as reflected in the consolidated balance sheet:

   December 31 (dollars in thousands)              1994        1993
   Accumulated postretirement benefit obligation:
    Retirees                                      $51,066     $52,176
    Fully eligible active plan participants        12,724      12,948
    Other active plan participants                 35,333      35,939
                                                  -------      ------
                                                   99,123     101,063
    Unrecognized net loss
                                                  (17,162)    (22,340)
                                                  -------     -------
   Accrued postretirement benefit cost            $81,961     $78,723
                                                  =======     =======

   The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation (APBO) was 10 percent in 1992, declining by 1 percent per year to 6 percent in 1996. The weighted average discount rate used in determining the APBO was 8.50 percent and 7.75 percent at December 31, 1994 and 1993, respectively. If the health care cost trend rate was increased by 1 percent, the APBO at December 31, 1994 would increase by $3.3 million and net periodic postretirement benefit cost for 1994 would increase by $.3 million.


   10. Income Taxes

   Effective January 1, 1992, the corporation adopted FAS No. 109, "Accounting for Income Taxes."

   The components of the provision for income taxes consisted of the following:

   Years ended December 31
    (dollars in thousands)                     1994       1993      1992

   Current:
      Federal                                 $15,470    $11,208   $ 4,916
      State                                     4,095      1,955     1,449
      Foreign                                   2,384      3,109     1,466
   Cumulative effect of rate change                --        836        --
   Deferred                                    14,301     11,297     7,879
   Business tax credits                        (1,543)      (281)     (588)
                                              -------    -------   -------
   Provision for income taxes                 $34,707    $28,124   $15,122
                                              =======    =======   =======

   The tax provision differs from the statutory U.S. federal rate due to the following items:

   Years ended December 31                       1994       1993      1992
    (dollars in thousands)

   Provision at federal statutory rate        $31,676    $23,981   $13,195

   Cumulative effect of rate change                --        836        --
   Foreign income taxes                           245        637       286
   State income and franchise taxes             3,996      3,056     1,864
   Business and foreign tax credits            (1,877)      (631)     (588)
   Non-deductible items                           542        287       325
   Other                                          125        (42)       40
                                              -------    -------   -------
   Provision for income taxes                 $34,707    $28,124   $15,122
                                              =======     ======    ======

   The domestic and foreign components of income from operations before income taxes were as follows:

   Years ended December 31                       1994       1993      1992
    (dollars in thousands)

   Domestic                                   $84,358    $60,407   $34,776
   Foreign                                      6,145      8,111     4,031
                                               ------     ------   -------
                                              $90,503    $68,518   $38,807
                                               ======     ======    ======

   Taxes paid amounted to $21.7, $12.2, and $5.4 million in 1994, 1993, and 1992, respectively.

   The corporation has the following carryforwards for federal income tax purposes:

     - Tax credits of $2.6 million which expire from 2002 through 2007.
     - Alternative Minimum Tax credits of $6.1 million which do not expire.

   No provision for U.S. income taxes has been made on the undistributed earnings of foreign subsidiaries as such earnings are considered to be permanently invested. At December 31, 1994, the undistributed earnings amounted to $16.3 million. It is not practical to determine the income tax liability that would result had such earnings been repatriated. The amount of withholding taxes that would be payable upon such repatriation is estimated to be $.6 million.

   No provision for U.S. income taxes has been made on the cumulative net translation gains and other items of equity investees. At December 31, 1994, the amount of unrecognized U.S. tax liability for the net translation gains and other items of $10.3 million amounted to $3.6 million.

   The approximate tax effects of temporary differences between income tax and financial reporting are as follows:


   December 31 (dollars in thousands)

                                                1994                         1993
                                         -----------------------    -------------------------
                                         Assets      Liabilities      Assets      Liabilities

   Finance subsidiary leases             $     --    $(13,717)      $     --       $(19,999)
   Group health insurance and
    postretirement obligations             36,484          --         35,214             --
   Employee benefits                        4,128     (10,122)         3,465         (6,031)
   Product liability and warranty           8,017          --          7,592             --
   Bad debts 4,633                             --       7,111             --
   Tax over book depreciation                  --     (51,474)            --        (48,388)
   Deferred model change                       --     (11,603)            --        (11,150)
   Equity in affiliates                        --      (1,336)            --         (1,068)
   Tax carryforwards                        9,597          --         22,331             --
   All other                                   --        (952)            --         (2,744)
                                          -------    --------       --------       --------
                                          $62,859    $(89,204)       $75,713       $(89,380)
                                          =======    ========       ========       ========
   Net liability                                     $(26,345)                     $(13,667)
                                                     ========                      ========

   These deferred tax assets and liabilities are classified in the balance sheet as current or long-term based on the balance sheet classification of the related assets and liabilities. The balances are as follows:

                                                     1994          1993

   Current deferred income tax assets              $ 28,100      $ 27,614
                                                   ========      ========
   Long-term deferred income tax liabilities       $(54,445)     $(41,281)
                                                   ========      ========

   11.  Agricultural Businesses

   The corporation's strategic plan is to concentrate its resources in nonagricultural businesses and withdraw from the agricultural market. The strategy includes plans to sell the agricultural business and to phase out AgriStor Credit Corporation (AgriStor), a wholly-owned finance subsidiary.

   Due to the uncertainties which continue to impact the farm sector, it is not possible to predict when the sale of the agricultural business will occur. The corporation is continuing to phase out AgriStor's operations in an orderly manner.

   The corporation's consolidated balance sheet includes AgriStor. A condensed, consolidated balance sheet of AgriStor is presented below:


   December 31 (dollars in thousands)                1994           1993
   Assets
      Cash and cash equivalents                    $ 2,636     $    3,680
      Retail contracts receivable                   24,506         29,049
      Net investment in leases                      29,697         43,583
      Other assets                                   2,819          5,715
                                                   -------        -------
   Total Assets                                    $59,658       $ 82,027
                                                   =======        =======
   Liabilities and stockholder's equity
      Long-term debt due within one year           $ 3,480      $   5,598
      Other liabilities                             14,591         17,560
      Long-term debt                                29,357         41,723
      Stockholder's equity                          12,230         17,146
                                                   -------        -------
   Total Liabilities and Stockholder's
    Equity                                         $59,658       $ 82,027
                                                   =======       ========

   The retail contracts receivable and net investment in leases are net of bad debt reserves totalling $10.0 and $14.6 million at December 31, 1994 and 1993, respectively. AgriStor is the lessor in the direct finance leasing of Harvestore(R) equipment. The equipment has an estimated economic life of 15 years and is leased under agreements with original terms of 5 to 12 years.

   There is no quoted market price available for the retail contracts and leases. Management believes fair value approximates book value. While some maturities extend beyond the year 2000, the portfolio is predominantly of two to three year duration carrying an average interest rate of 7.0 percent.

   As discussed in Note 6, in 1994 the corporation put in place a revolving credit agreement which replaced separate facilities of the corporation and AgriStor. At the same time, AgriStor terminated its commercial paper program. Certain of AgriStor's financing needs are now being provided by the corporation. In addition, at December 31, 1994, AgriStor had outstanding a $2.5 million term loan with a final maturity in 1995. AgriStor Credit Corporation - Canada (AgriStor Canada) had outstanding a $5.5 million Canadian dollar denominated note ($3.9 million U.S. dollar equivalent) with a final maturity in 1998. AgriStor Canada also had a $10.0 million Canadian dollar denominated ($7.1 million U.S. dollar equivalent) credit facility to meet its borrowing needs, none of which was outstanding at December 31, 1994. Long-term debt maturing subsequent to December 31, 1994, is as follows: 1995--$3.5; 1996--$1.0; 1997--$1.0;
   1998--$1.0 million.

   A condensed consolidated statement of operations of AgriStor is presented below. The 1994 statement of operations reflects repossession and contract settlement costs that previously were not recognized until final disposition of repossessed structures.

   Years Ended December 31                      1994      1993      1992
    (dollars in thousands)

   Revenues                                   $ 2,876   $ 4,783   $ 6,354

   Interest expense                             2,849     3,794     5,984
   General and administrative expenses          1,696     2,951     3,250
   Bad debt provision                           4,800     1,750     1,442
   Repossession costs                           2,698        --        --
                                              -------   -------   -------
     Total expenses                            12,043     8,495    10,676
                                              -------   -------   -------
     Loss before income taxes                 $(9,167)  $(3,712)  $(4,322)
                                              =======   =======   =======

   The finance subsidiary provided cash before financing activities of $14.5, $21.4, and $13.7 million in 1994, 1993, and 1992, respectively.


   12.     Litigation and Insurance Matters

   As of December 31, 1994, the corporation and A. O. Smith Harvestore Products, Inc. (Harvestore), a subsidiary of the corporation, were defendants in 23 cases alleging damages for economic losses claimed to have arisen out of alleged defects in Harvestore animal feed storage equipment. Some plaintiffs are seeking punitive as well as compensatory damages. The corporation believes that a significant number of these claims were related to the deteriorated general farm economy, including those filed in 1994. In 1994, seven new cases were filed and ten cases were concluded. The corporation and Harvestore continue to vigorously defend these cases.

   Two of the 23 pending cases contain class action allegations. One of the cases is a New York state court action which names the corporation, Harvestore, and two of its dealers as defendants. The court has not certified the class and has granted the defendants' motions dismissing some of the plaintiffs' allegations. The plaintiffs are appealing the court's rulings.

   The second case is pending in the Federal District Court for the Southern District of Ohio. It was filed in August 1992 and the court, in March 1994, conditionally certified it as a class action on behalf of purchasers and lessees of Harvestore structures manufactured by the corporation and Harvestore. A notice of the certification was mailed to the purported class members in the third quarter of 1994, with approximately 5,500 "opt out" forms being filed with the court by the August 31, 1994 deadline, the impact of which is unknown. Discovery in the case is ongoing and a trial of the liability issues only is scheduled to begin on October 16, 1995. Damages would be tried at a later date and only after a liability finding.

   Based on the facts currently available to management and its prior experience with lawsuits alleging damages for economic loss resulting from use of the Harvestore animal feed storage equipment, management is confident that the class action suits can be defeated and that the lawsuits do not represent a material threat to the corporation. The corporation believes that any damages, including any punitive damages, arising out of the pending cases are adequately covered by insurance and recorded reserves. No range of reasonably possible losses can be estimated because, in most instances, the complaint is silent as to the amount of the claim or states it as an unspecified amount in excess of the jurisdictional minimum. The corporation reevaluates its exposure periodically and makes adjustment of its reserves as appropriate.

   A lawsuit for damages and declaratory judgments in the Circuit Court of Milwaukee County, State of Wisconsin, in which the corporation and Harvestore are plaintiffs is pending against three insurance companies for failure to pay in accordance with liability insurance policies issued to the corporation. The insurers have failed to pay, in full or part, certain judgments, settlements, and defense costs incurred in connection with pending and closed lawsuits alleging damages for economic losses claimed to have arisen out of alleged defects in Harvestore animal feed storage equipment. While the corporation has, in part, assumed applicability of this coverage, an adverse judgment should not be material to its financial condition.

   The corporation is involved in other litigation and claims which arise in the ordinary course of its business including governmental proceedings regarding the disposal of hazardous waste at sites which are in various stages of the remediation process. For some of the sites, total costs for remediation are not available because the final remedy has not been selected or for other reasons. Further, the ultimate liability of the corporation, if any, has not been determined at all of the sites. As a result, it is impossible at this time to estimate the total cost of remediation for all of the sites. The total estimated cleanup costs identified at this time for all parties at all sites involving claims filed by the Environmental Protection Agency or similar state agencies where the corporation has been designated a potentially responsible party is approximately $252.5 million. The estimated portion of the total for which the corporation is or may be responsible is approximately $4.3 million, of which $3.5 million has been contributed towards the cleanup costs by the corporation and its insurance companies. The balance of the identified potential cleanup costs is covered by insurance and established reserves set by the corporation which are believed to be adequate to cover the corporation's obligations with respect to the unpaid balance of the claims. To the best of the corporation's knowledge, the insurers have the financial ability to pay any such covered claims and the corporation has not incorporated any insurance proceeds in the calculation of its reserves for which recovery is not considered probable. The corporation reevaluates its exposure periodically and makes adjustment of its reserves as appropriate.

   In March 1992, a subsidiary of the corporation, Smith Fiberglass Products Inc. (Smith Fiberglass), won a patent infringement suit filed against a competitor. A judgment was entered in favor of Smith Fiberglass. The judgment was appealed by the defendant. However, the Court of Appeals affirmed the award and Smith Fiberglass recognized the judgment which amounted to $1.9 million after recognition of legal fees as income in the second quarter of 1993.

   A legal action against a supplier of certain automotive equipment alleging breach of warranty was settled in December 1992. The corporation recorded the settlement, net of expenses, of $1.1 million as income in 1992.

   A lawsuit initiated by the corporation in connection with previously concluded antitrust action involving a former subsidiary was terminated in the second quarter of 1993 with a favorable settlement of $2.8 million.

   Over the past several years, the corporation has self-insured a portion of its product liability loss exposure and other business risks. The corporation has established reserves which it believes are adequate to cover incurred claims. For the year ended December 31, 1994, the corporation had $60 million of third-party product liability insurance for individual losses in excess of $1.5 million and for aggregate losses in excess of $10 million.


   13.  Operations by Segment

   Years ended December 31 (dollars in millions)
                                                Net Revenues<F1>                                Earnings (Loss)
                                  1994       1993      1992      1991      1990    1994       1993     1992     1991     1990
   OEM Products
   Auto and truck structural
    components, fractional
    horsepower, and hermetic
    electric motors              $1,003.9   $848.8    $753.2     $631.2   $684.5   $92.2     $70.2     $52.8   $12.0    $38.7

   Water Products
   Water heaters and water
    heating systems and
    protective industrial
    coatings                        271.5    248.1     215.2      194.6    197.6    30.1      26.5      18.2    11.0     20.4

   Agricultural Products
   Agricultural feed storage
    systems, agricultural
    financing, municipal
    and industrial storage
    systems                          40.2     38.1      34.0       36.1     42.4    (5.8)     (4.8)     (4.5)   (3.6)   (11.0)

   Fiberglass Products
   Fiberglass reinforced
    piping systems                   57.9     58.9      43.9       53.9     53.1     9.2       9.5       4.7    10.2     12.2
                                    -----    -----     -----      -----    -----   -----     -----     -----   -----    -----
                                 $1,373.5 $1,193.9  $1,046.3     $915.8   $977.6   125.7     101.4      71.2    29.6     60.3
                                  =======  =======   =======      =====    =====
   General corporate and
    research and develop-
    ment expense                                                                   (26.0)    (23.3)    (20.5)  (14.1)   (16.1)
   Interest expense<F2>                                                            ( 9.2)    ( 9.6)    (11.9)  (13.0)   (15.7)
                                                                                   -----     -----     -----   -----    -----
   Earnings Before Income
    Taxes, Equity in Earnings
    of Affiliated Companies,
    and Cumulative Effect of
    Accounting Changes                                                             $90.5     $68.5     $38.8   $ 2.5   $ 28.5
                                                                                    ====      ====      ====    ====    =====

   <F1>  Revenues are primarily from the North American area.  Major customers for the Original Equipment Manufacturers (OEM)
         segment are Ford, Chrysler, and General Motors which accounted for $325.6, $177.6, and $135.9 million in 1994; $266.9,
         $118.2, and $132.0 million in 1993; $219.3, $96.7, and $148.1 million in 1992; $177.5, $75.8, and $115.6 million in
         1991; and $179.8, $96.8, and $136.3 million in 1990 of this segment's revenues.

   <F2>  Interest expense of the finance subsidiary of $2.9, $3.8, $6.0, $7.9, and $9.2 million in 1994, 1993, 1992, 1991, and
         1990, respectively, has been included in the Agricultural Products segment loss.

   Further discussion of the segment results, including Automotive Products and Electrical Products which comprise the OEM segment, can be found under "Management's Discussion and Analysis--Results of Operations."

   (dollars in millions)
                                                                                              Capital
                                        Identifiable                Depreciation            Expenditures
                                        Total Assets                (Years ended            (Years ended
                                        (December 31)               December 31)            December 31)

                                   1994     1993      1992      1994   1993    1992       1994    1993     1992
   Automotive Products            $361.9   $322.4    $302.7     $27.4  $21.1   $20.6      $58.0   $31.5    $25.4
   Electrical Products             158.9    161.0     148.7      12.7   12.0    10.1        8.1    14.8     14.0
   Water Products                  127.8    119.0     105.5       6.0    5.9     5.7        4.8     3.5      4.5
   Agricultural Products            82.0    102.5     107.6       1.3    1.4     1.3        1.1     1.2       .6
   Fiberglass Products              31.6     27.3      25.1       1.4    1.9     1.4        3.5     3.5      2.1
   Investments in
     affiliated companies           17.3     23.8      22.9        --     --      --         --      --       --
   Corporate assets                 68.4     67.1      56.5        .4     .3      .4         .6      .2       .3
                                   -----    -----     -----     -----  -----   -----      -----   -----    -----
   Total                          $847.9   $823.1    $769.0     $49.2  $42.6   $39.5      $76.1   $54.7    $46.9
                                   =====    =====     =====     =====  =====   =====      =====   =====    =====


   14.  Quarterly Results of Operations (Unaudited)

   (dollars in millions, except per share amounts)
                                1st Quarter        2nd Quarter       3rd Quarter         4th Quarter
                                1994    1993      1994      1993    1994      1993      1994      1993
   Net revenues                $339.8  $296.1    $350.2    $315.8  $332.7    $272.8    $350.8    $309.2
   Gross profit                  53.4    48.1      58.5      51.9    46.3      35.1      53.3      43.4
   Net earnings                  15.7    13.0      18.0      15.1    10.1       5.5      13.5       9.1
   Net earnings per share         .76     .64       .86       .74     .48       .27       .65       .44
   Common dividends declared      .11     .10*      .13       .10     .13       .11       .13       .11

   *  Excludes $.25 special dividend on Common Stock (see note 7).

   Net earnings per share is computed separately for each period and, therefore, the sum of such quarterly per share amounts may differ from the total for the year.

   See note 6 for restrictions on the payment of dividends.

   The fourth quarter of 1994 includes, on an after-tax basis, approximately $.4 million of charges for additions to bad debt reserves partially offset by inventory adjustments.

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


   ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                    PART III

   ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information included under the heading "Election of Directors" in the corporation's definitive Proxy Statement dated March 1, 1995 for the Annual Meeting of Stockholders to be held April 5, 1995 is incorporated herein by reference. The information required regarding Executive Officers of the Corporation is included in Part I of this Form 10-K under the caption "Executive Officers of the Corporation."

   The information included under the heading "Compliance with Section 16(a) of the Securities Exchange Act" in the corporation's definitive Proxy Statement dated March 1, 1995 for the Annual Meeting of Stockholders to be held on April 5, 1995 is incorporated herein by reference.

   ITEM 11 - EXECUTIVE COMPENSATION

   The information included under the heading "Executive Compensation" in the corporation's definitive Proxy Statement dated March 1, 1995 for the April 5, 1995 Annual Meeting of Stockholders is incorporated herein by reference, except for the information required by paragraphs (i), (k) and
   (l) of Item 402(a)(8) of Regulation S-K.


   ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information included under the headings "Principal Stockholders" and "Security Ownership of Directors and Management" in the corporation's Proxy Statement dated March 1, 1995 for the April 5, 1995 Annual Meeting of Stockholders is incorporated hereby by reference.


   ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information included under the headings "Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the corporation's Proxy Statement dated March 1, 1995 for the April 5, 1995 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV



   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Financial Statement Schedules


                                                                Form 10-K
                                                                Page Number

    The following consolidated financial statements of A. O. Smith Corporation are included in Item 8:

      Consolidated Balance Sheet at December 31, 1994 and 1993     24
      For each of the three years in the period ended
      December 31, 1994:
       - Consolidated Statement of Operations
         and Retained Earnings                                     25
       - Consolidated Statement of Cash Flows                      26
      Notes to Consolidated Financial Statements                   27-42

    The following consolidated financial statement schedule of
    A. O. Smith Corporation is included in Item 14(d):

      Schedule II - Valuation and Qualifying Accounts              48

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

      (b)  Reports on Form 8-K

   No reports on Form 8-K were filed during the last quarter of 1994.

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

                                                                   Form 10-K
                                                                  Page Number

   (3)(i)  Restated Certificate of Incorporation of the corporation as amended and restated January 26, 1993 incorporated
           by reference to the Form 8-K report dated February 8,
           1993 filed by the corporation . . . . . . . . . . . . . . . N/A

   (3)(ii) By-laws of the corporation as amended February 5, 1990 incorporated by reference to the Annual Report on Form
           10-K for the year ended December 31, 1989 . . . . . . . . . N/A

   (4) (a) Certain long-term debt is described in Note 6 to the Consolidated Financial Statements. The corporation agrees to furnish to the Commission, upon request, copies of any instruments defining rights of holders of long-term debt described in Note 6 . . . . . . . . . . . . . . . . . . . . N/A

           (b)  Extension and First Amendment, dated as of June 15,
           1994, $140 Million Credit Agreement incorporated by
           reference to the quarterly report on Form 10-Q for the
           quarter ended June 30, 1994 . . . . . . . . . . . . . . . . N/A

           (c) Term Loan Agreement dated April 5, 1994 between A. O. Smith Corporation and NBD Bank, N.A., incorporated by reference to the quarterly report on Form 10-Q for the
           quarter ended ended March 31, 1994  . . . . . . . . . . . . N/A

           (d)  A. O. Smith Corporation Restated Certificate of
           Incorporation dated January 26, 1993 (incorporated by
           reference to Exhibit (3)(i) hereto) . . . . . . . . . . . . N/A

           (e)  Note Purchase and Medium-Term Note Agreement, dated
           July 23, 1993 between A. O. Smith Corporation and
           Metropolitan Life Insurance Company, incorporated by
           reference to the Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1993 . . . . . . . . . . . . . . . . N/A

           (f)  Note and Agreement dated May 14, 1993 between A. O.
           Smith Corporation and The Prudential Insurance Company of America, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993  . . . . . N/A

   (10)    Material Contracts

           (a)  1990 Long-Term Executive Compensation Plan
           incorporated by reference to the corporation's Proxy
           Statement dated March 3, 1994 for an April 13, 1994 Annual
           Meeting of Stockholders . . . . . . . . . . . . . . . . . . N/A

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

   (11)    Computation of Earnings Per Common Share  . . . . . . . . .  49

   (21)    Subsidiaries  . . . . . . . . . . . . . . . . . . . . . . .  50

   (23)    Consent of Independent Auditors . . . . . . . . . . . . . .  51

   (24) (a) Power of Attorney - Arthur O. Smith incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1980 . . . . . . . . . . . . . . . . . . N/A

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

   (27)    Financial Data Schedule . . . . . . . . . . . . . . . . . . N/A

   N/A = Not Applicable

   For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-72542 filed on May 26, 1981, Post-Effective Amendment No. 1, filed on May 12, 1983, Post-Effective Amendment No. 2, filed on December 22, 1983, Post-Effective Amendment No. 3, filed on March 30, 1987; 33-19015 filed on December 11, 1987; 33-21356 filed on April 21,
   1988; Form S-8 No. 33-37878 filed November 16, 1990; and Form S-8 No. 33-56827 filed December 13, 1994.

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

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                             A. O. SMITH CORPORATION

                                         By:  /s/ Robert J. O'Toole
                                                  Robert J. O'Toole
                                              Chief Executive Officer

                                   Date: March 22, 1995

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 22, 1995 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Name and Title                            Signature

   ROBERT J. O'TOOLE                /s/ Robert J. O'Toole
   Chairman of the Board of              Robert J. O'Toole
     Directors, President, and
     Chief Executive Officer

   GLEN R. BOMBERGER                /s/ Glen R. Bomberger
   Executive Vice President,             Glen R. Bomberger
     Chief Financial Officer, and
     Director

   JOHN J. KITA                     /s/ John J. Kita
   Treasurer and Controller              John J. Kita


   TOM H. BARRETT, Director         /s/ Tom H. Barrett
                                         Tom H. Barrett

   RUSSELL G. CLEARY, Director      /s/ Russell G. Cleary
                                         Russell G. Cleary

   THOMAS I. DOLAN, Director        /s/ Thomas I. Dolan
                                         Thomas I. Dolan

   LEE W. JENNINGS, Director        /s/ Lee W. Jennings
                                         Lee W. Jennings

   AGNAR PYTTE, Director            /s/ Agnar Pytte
                                         Agnar Pytte

   DONALD J. SCHUENKE, Director     /s/ Donald J. Schuenke
                                         Donald J. Schuenke

   ARTHUR O. SMITH, Director        /s/ Arthur O. Smith
                                         Arthur O. Smith

                            A. O. SMITH CORPORATION

                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                            (000 Omitted)

                                            Years ended December 31, 1994, 1993 and 1992

                                                           Additions

                                                -----------------------------
                                  Balance at    Charged to      Charged                      Balance at
                                  Beginning     Costs and       to Other                     the End of
   Description                      of Year     Expenses<F1>    Accounts  Deductions<F2>        Year

   1994:
     Valuation allowance
     for trade and notes
     receivable                     $ 3,986       $    579      $    --      $ 2,110        $ 2,455

     Valuation allowance
     for finance subsidiary
     receivables                     14,564          4,800           --        9,344         10,020


   1993:
     Valuation allowance
     for trade and notes
     receivable                       1,738          2,624           --          376          3,986

     Valuation allowance
     for finance subsidiary
     receivables                     20,585          1,750           --        7,771         14,564


   1992:
     Valuation allowance
     for trade receivables            1,158            832      440<F3>          692         $1,738

     Valuation allowance
     for finance subsidiary
     receivables                     26,240          1,442           --        7,097         20,585

   <F1>  Provision (credit) based upon estimated collection.

   <F2>  Uncollectible amounts charged against the reserve.

   <F3>  Reclassification.

                                  EXHIBIT INDEX


   Exhibit No.            Description

      11     Computation of Earnings Per Common Shares

      21     Subsidiaries

      23     Consent of Independent Auditors

      27     Financial Data Schedule