Form 10-Q
period 1995-03-31
SMITH A O CORP
filed 1995-05-12
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1995

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


        Class A Common Stock Outstanding as of April 28, 1995:      5,964,468

        Common Stock Outstanding as of April 28, 1995:             14,948,953

                                      Index

                             A. O. Smith Corporation

   Part I. Financial Information

   Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Statements of Earnings and Retained Earnings
     - Three months ended March 31, 1995 and 1994                           3

     Condensed Consolidated Balance Sheet
     - March 31, 1995 and December 31, 1994                               4-5

     Condensed Consolidated Statements of Cash Flows
     - Three months ended March 31, 1995 and 1994                           6

     Notes to Condensed Consolidated Financial Statements
     - March 31, 1995                                                       7

   Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             8-10



   Part II. Other Information

   Item 1. Legal Proceedings                                               11

   Item 2. Changes in Securities                                           11

   Item 6. Exhibits and Reports on Form 8-K                                12

   Signatures                                                              13

   Index to Exhibits                                                       14

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS

                             A. O. SMITH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                              AND RETAINED EARNINGS
                   Three months ended March 31, 1995 and 1994
                     (000 omitted except for per share data)
                                   (Unaudited)

                                                    Three Months Ended
                                                         March 31
    EARNINGS                                       1995           1994

    Electrical Products Company                   $ 85,256        $ 70,441
    Automotive Products Company                    221,669         182,615
    Water Products Company                          64,080          68,002
    Smith Fiberglass Products Inc.                  13,717          12,700
    Agricultural Products                            8,266           6,045
                                                  --------        --------
    NET REVENUES                                  $392,988        $339,803
      Cost of products sold                        328,845         286,420
                                                  --------         -------
      Gross profit                                  64,143          53,383
      Selling, general and administrative
    expenses                                        28,962          25,540
      Interest expense                               3,216           2,972
      Other expense - net                            1,984             216
                                                  --------       ---------
                                                    29,981          24,655
       Provision for income taxes                   11,406           9,303
                                                 ---------       ---------
      Earnings before equity in earnings of
      affiliated companies                          18,575          15,352
      Equity in earnings (loss) of affiliated
      companies                                       (214)            354
                                                  --------       ---------
    NET EARNINGS                                    18,361          15,706
    RETAINED EARNINGS

      Balance at beginning of period               224,467         177,543
       Cash dividends on common shares              (2,718)         (2,276)
                                                  --------         -------
    BALANCE AT END OF PERIOD                      $240,110        $190,973
                                                  ========        ========
    DIVIDENDS PER COMMON SHARE                        $.13           $ .11

    NET EARNINGS PER COMMON SHARE                    $ .88           $ .76



     See accompanying notes to unaudited condensed consolidated financial statements.

   PART I--FINANCIAL INFORMATION

   ITEM 1--FINANCIAL STATEMENTS

                             A. O. SMITH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      March 31, 1995 and December 31, 1994
                                  (000 omitted)

                                             (unaudited)
                                              March 31,     December 31,
                                                 1995           1994
    ASSETS

    CURRENT ASSETS
    Cash and cash equivalents                $  5,904       $   8,485
    Trade receivables                         154,789         132,630
    Finance subsidiary receivables and
    leases                                     16,137          16,361
    Customer tooling                           14,195          24,489
    Inventories (note 2)                      117,283         110,863
    Deferred income taxes                      25,752          28,100
    Other current assets                       11,365           8,592
                                             --------       ---------
    TOTAL CURRENT ASSETS                      345,425         329,520

    Investment in and advances to
     affiliated companies                      17,114          17,326
    Deferred model change                      21,052          18,638
    Finance subsidiary receivables and
    leases                                     35,762          37,842
    Other assets                               40,549          42,751
    Property, plant and equipment             896,257         881,717
    Less accumulated depreciation             491,856         479,937
                                             --------       ---------
    Net property, plant and equipment         404,401         401,780
                                             --------       ---------
    TOTAL ASSETS                             $864,303        $847,857
                                              =======         =======

    LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
    Trade payables                           $106,975       $ 101,153
    Accrued payroll and pension                29,503          36,641
    Postretirement benefit obligation           9,723           9,573
    Other current liabilities                  61,567          61,301

    Long-term debt due within one year          3,850           3,775
    Finance subsidiary long-term debt due
    within one year                             5,178           3,480
                                             --------        --------
    TOTAL CURRENT LIABILITIES                 216,796         215,923

    Long-term debt (note 3)                   142,910         136,769
    Finance subsidiary long-term debt          25,151          29,357
    Postretirement benefit obligation          72,869          72,388
    Other liabilities                          23,578          26,230
    Deferred income taxes                      53,869          54,445
    STOCKHOLDERS' EQUITY:
      Preferred stock                              --              --
      Class A common stock, $5 par value:
      authorized  14,000,000 shares; issued
      5,974,716 and 6,035,641                  29,874          30,178
      Common stock, $1 par value:
      authorized 60,000,000 shares; issued
      15,724,934 and 15,664,109                15,725          15,664
      Capital in excess of par value           68,505          68,209
      Retained earnings (note 3)              240,110         224,467
      Pension liability adjustment             (9,653)         (9,653)
      Cumulative foreign currency
      translation adjustments                  (7,371)         (8,035)
      Treasury stock at cost                   (8,060)         (8,085)
                                            ---------       ---------
    TOTAL STOCKHOLDERS' EQUITY                329,130         312,745
                                            ---------       ---------
    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                  $864,303        $847,857
                                             ========        ========


   See accompanying notes to unaudited condensed consolidated financial statements.

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS
                             A. O.SMITH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   Three months ended March 31, 1995 and 1994
                                  (000 omitted)
                                   (unaudited)
                                                       1995        1994

    CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                    $18,361     $ 15,706
      Adjustments to reconcile net earnings to net
       cash provided by operating activities:
        Depreciation                                  12,828       11,338
       Deferred income taxes                           1,772        2,408
       Equity in earnings of affiliates, net of
        dividends                                        214         (354)
       Deferred model change and software
        amortization                                   2,359        2,162
       Other - net                                       644          395
     Change in current assets and liabilities:
        Trade receivables and customer tooling       (11,787)     (36,793)
       Current income tax accounts-net                 7,589        2,229
       Inventories                                    (6,420)      (8,301)
       Prepaid expenses and other                     (2,798)      (1,882)
       Trade payables                                  5,822       20,193
       Accrued liabilities, payroll and pension      (14,286)      (4,955)
      Net change in noncurrent assets and
       liabilities                                     1,318        4,660
                                                    --------      -------
    CASH PROVIDED BY OPERATING ACTIVITIES             15,616        6,806
                                                    --------      -------
    CASH FLOW FROM INVESTING ACTIVITIES
      Capital expenditures                           (14,901)     (12,063)
      Other - net                                     (4,363)        (512)
                                                     -------    ---------
    CASH USED BY INVESTING ACTIVITIES                (19,264)     (12,575)
                                                     -------     --------

    CASH FLOW BEFORE FINANCING ACTIVITIES             (3,648)      (5,769)
                                                     -------     --------

    CASH FLOW FROM FINANCING ACTIVITIES
     Long-term debt incurred                          15,000        8,909
     Long-term debt retired                           (8,783)      (3,810)
     Finance subsidiary net long-term debt retired    (2,509)      (6,054)
     Proceeds from common stock options exercised         90        1,023
     Other stock transactions                            (13)       1,485
     Dividends paid                                   (2,718)      (2,276)
                                                   ---------     --------
    CASH PROVIDED/(USED) BY FINANCING ACTIVITIES       1,067         (723)
     Net decrease in cash and cash equivalents        (2,581)      (6,492)
     Cash and cash equivalents-beginning of period     8,485       11,902
                                                   ---------    ---------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  5,904    $   5,410
                                                    ========    =========


   See accompanying notes to unaudited condensed consolidated financial statements.

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS



                             A. O. SMITH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995
                                   (unaudited)

   1.  Basis of Presentation
       The financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments consisting of normal accruals considered necessary for fair presentation of the results of operations and of financial position have been made. The results of operations for the three-month period ended March 31, 1995 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 1994 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles.

   2.  Inventories
       (000 omitted)      March 31, 1995       December 31, 1994
     Finished products       $    59,479       $    55,331
     Work in process              48,602            48,886
     Raw materials                46,157            41,709
     Supplies                      8,232             7,457
                                --------          --------
                                 162,470           153,383

     Allowance to state
      inventories at LIFO cost    45,187            42,520
                               ---------          --------
                               $ 117,283          $110,863
                               =========          ========

   3. Long-Term Debt
      During the first quarter of 1995, the corporation drew down the final $15 million against a $35 million loan facility with The Prudential Insurance Company of America. The note has a thirteen year term and an interest rate of 8.21 percent.

      The corporation's long-term credit agreements contain certain conditions and provisions which restrict the corporation's payment of dividends. Under the most restrictive of these provisions, retained earnings of $105.9 million were unrestricted as of March 31, 1995 for cash dividends and treasury stock purchases.

   PART I - FINANCIAL INFORMATION
   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS


   RESULTS OF OPERATIONS
   FIRST THREE MONTHS OF 1995 COMPARED TO 1994

   Revenues for the first quarter of 1995 were $393 million surpassing last year's first quarter revenues by $53.2 million or 15.7 percent, and representing the best quarterly performance in the corporation's history. Net earnings of $18.4 million or $.88 per share in the first quarter of 1995 also exceeded those of any prior quarter and were $2.7 million higher than the $15.7 million or $.76 per share reported in the same period last year.

   With the exception of Water Products Company, the corporation's product operations reflected increased revenues in the first quarter of 1995 compared to 1994's first quarter. The most notable sales increases occurred in the OEM segment of the corporation with Automotive and Electrical Products reflecting increases of $39.1 million and $14.8 million respectively, over the first quarter of 1994. A by-product of the significant increase in volume was an improvement in the corporation's overall gross profit margin from 15.7 percent a year ago to 16.3 percent through the first quarter of 1995.

   The sales increase at the Automotive Products Company was particularly noteworthy since it occurred during a three-month period in which domestic sales of cars and trucks were lower than the same period last year. Automotive's first quarter sales increased more than 21 percent over 1994's first quarter and were influenced by new products introduced during 1994 including the Ford Windstar, Contour/Mystique and redesigned Explorer, the Toyota Camry, and the Chevy Tahoe/GMC Yukon.

   During the first quarter, Toyota awarded Automotive Products a five-year contract to manufacture suspension links for the Camry models assembled at its Georgetown, Kentucky, plant with production scheduled for August 1996.

   Automotive's 1995 first quarter earnings were improved over the same period last year as a result of the increased volume. The profit improvement was achieved despite incurring costs associated with product launches.

   The results of the Company's Mexican affiliate were affected by Mexico's economic difficulties and the decline in the value of the peso. While operations generated a nominal profit this was offset by a translation loss resulting in a $ .2 million loss for the quarter and compares to a profit of $ .4 million for the first quarter of 1994.

   First quarter sales for the Electrical Products Company increased $14.8 million or 21 percent from the first quarter of 1994. Sustained high demand was evident in all of the major motor markets the company serves with particular strength in the HVAC, pump, air compressor and export markets resulting from incremental market share acquired during 1994.

   The motor manufacturing facilities operated at high levels of efficiency and continued to contribute to the improved performance of the company. First quarter profits were significantly higher than the same period in 1994 due to the increased volumes and high capacity utilization.

   The Water Products Company experienced a $3.9 million decline in first quarter sales, dropping from $68.0 million last year to $64.1 million in 1995. The lower volume was attributable to an announced price increase for residential water heaters effective January 1, 1995 which resulted in an expected shift in demand to the fourth quarter of 1994. Commercial water heater volume increased over the first quarter of 1994 as the company continued to gain market share in this segment of the business. First quarter earnings for Water Products were less than the same quarter last year and were consistent with the lower volume.

   Sales for Smith Fiberglass Products, when comparing the first quarter of 1995 to the same period in 1994, increased $1.0 million or eight percent despite weather-related slowdowns in the service station market. First quarter earnings for Fiberglass Products were less than those of the prior year's first quarter due to a higher concentration of sales in the lower margin export petroleum market.

   Revenues for A. O. Smith Harvestore Products, Inc. (AOSHPI) increased significantly in the first quarter of 1995 as they experienced strong demand for a recently introduced unloader product and the continuation of sales growth in the municipal/industrial and water and waste storage markets. Revenues for AgriStor Credit Corporation approximated those of a year ago as this subsidiary continues to be liquidated. The loss incurred in the quarter for the agricultural business was less than 1994's first quarter loss due to additional volume at AOSHPI and reduced operating expenses at AgriStor.

   Selling, general and administrative expenses in the first quarter were $3.4 million more than the same period of 1994 but remained relatively constant as a percentage of sales. The increase was associated with higher employee incentives due to increased earnings in certain of the operating units, and general increases to support the higher sales volume. Despite reduced debt levels, interest expense for the first quarter reflected a marginal increase over last year's first quarter due to higher interest rates.

   During the first three months of 1995, the corporation was a party to futures contracts for purposes of hedging a portion of certain raw material purchases. The corporation was also a party to forward foreign exchange contracts to hedge foreign currency transactions consistent with its committed exposures. Had these contracts not been in place, the net earnings of the corporation would not have been materially affected in the first quarter of 1995.

   The record sales and earnings recorded in the first quarter of 1995 not only provides a jump start toward achieving the short term objective of improving upon last years record performance, but also moves the corporation another step closer to accomplishing its longer term goal of providing an average 15 percent return on shareholder equity over the course of an economic cycle. In view of the optimism for the prospects of another successful year, in April the Board of Directors increased the quarterly dividend by 15 percent, from $.13 to $.15 per share commencing with the dividend paid in May.

   Liquidity and Capital Resources

   The corporation's working capital was $128.6 million at March 31, 1995 compared to $113.6 million at December 31, 1994. The majority of the increase can be attributed to sales related increases in trade receivables and inventories partially offset by a corresponding increase in trade payables.

   Cash flow provided by operations was $8.8 million higher than the same period last year due to increased net earnings and lower relative working capital requirements. The corporation's long-term debt increased $6.1 million in the first three months of 1995 to $142.9 million to finance capital and other expenditures. The finance subsidiary's long-term debt decreased $4.2 million during the first quarter to $25.2 million, reflecting the continuing liquidation of the business.

   Assuming no major acquisitions, the corporation anticipates that a combination of current earnings and continued moderate working capital requirements will reduce debt and its debt-to-equity ratio during the balance of 1995. Capital acquisitions continue at higher levels due largely to new automotive product programs and are expected to exceed $90 million in 1995.

   During the first quarter of 1995, the corporation drew down the final $15 million against a $35 million loan facility with The Prudential Insurance Company of America. The note has a thirteen year term and an interest rate of 8.21 percent.

   At its April 6, 1995 meeting, A. O. Smith's Board of Directors increased the regular quarterly dividend to $.15 per share on its common stock (Classes A and Common) from $.13 per share. The dividend is payable on May 15, 1995 to shareholders of record as of April 28, 1995.

   PART II - OTHER INFORMATION
   ITEM 1 - LEGAL PROCEEDINGS


   At March 31, 1995, the corporation or A.O. Smith Harvestore Products, Inc. ("AOSHPI"), a wholly-owned subsidiary of the corporation, were defendants in approximately 15 lawsuits (two of which are class action lawsuits) filed by various plaintiffs who were alleging property damage claimed to have arisen out of alleged defects in AOSHPI's animal feed storage equipment. In the first quarter of 1995, no new cases were filed against the corporation and AOSHPI and 8 cases were favorably resolved. The United States District Court for the Southern District of Ohio has set a trial date in the conditionally certified class action brought on behalf of purchasers and lessees of Harvestore structures manufactured by the corporation and AOSHPI. Discovery in the case is ongoing and a trial of the liability issues only is scheduled to begin on October 16, 1995. Damages would be tried at a later date and only after a liability finding. Information on these lawsuits was previously reported in Part I, Item 3 of the corporation's 1994 annual report on Form 10-K for the fiscal year ended December 31, 1994, which is incorporated herein by reference.

   On April 12, 1995 the Judge presiding over the previously reported on lawsuit in the Circuit Court of Milwaukee County, State of Wisconsin, in which the corporation and AOSHPI are plaintiffs, granted the plaintiffs' motions for summary judgment on three of the counts. The corporation and AOSHPI are seeking to recover from the defendants, their insurance companies, damages for their failure to pay under various insurance policies issued to the corporation and AOSHPI. The damages sought stem from individual lawsuits relating to the Harvestore animal feed storage equipment. This decision is crucial to the favorable resolution of the other counts in the lawsuit. While the likelihood of a recovery in the lawsuit is increased, the corporation is unable at this date to estimate the amount of that recovery.

   There have been no material changes in the environmental matters previously reported in Item 3 in the corporation's annual report on Form 10-K for the fiscal year ended December 31, 1994, which is incorporated herein by reference.


   ITEM 2 - CHANGES IN SECURITIES

   At the April 5, 1995 annual meeting, the stockholders approved an amendment to the Restated Certificate of Incorporation which increased the number of authorized shares of Class A Common Stock from 7,000,000 to 14,000,000 shares and the authorized shares of Common Stock from 24,000,000 to 60,000,000 shares. The additional shares are part of the existing classes and, if and when issued, will have the same rights and privileges as the outstanding shares of Class A Common Stock and Common Stock have. The issuance of any additional shares of Class A Common Stock, Common Stock or Preferred Stock may, depending on the circumstances in which such shares are issued, have the effect of diluting the equity of existing holders and the earnings per share of existing shares of common stock.

   Effective April 17, 1995 the trading symbol of the corporation's Common Stock on the New York Stock Exchange was changed from SMC to AOS. The trading symbol for the Class A Common Stock (SMCA), which trades on the American Stock Exchange, was not changed.

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the first quarter of 1995.



   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

     (3)(i) A. O. Smith Corporation Restated Certificate of Incorporation, as amended April 5, 1995

     (4) A. O. Smith Corporation Restated Certificate of Incorporation, as amended April 5, 1995 (incorporated by reference to Exhibit
             (3)(i) hereto)

     (27)    Financial Data Schedule

   (b)  Reports on Form 8-K

       No reports on Form 8-K were filed by the corporation in the first quarter of 1995

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           A. O. SMITH CORPORATION


   May 10, 1995                             /s/ John J. Kita
                                           John J. Kita
                                           Treasurer and Controller


   May 10, 1995                            /s/ G. R. Bomberger
                                           G. R. Bomberger
                                           Executive Vice President
                                           and Chief Financial Officer

                                INDEX TO EXHIBITS




   Exhibit
   Number                        Description


   (3)(i) A. O. Smith Corporation Restated Certificate of Incorporation, as amended April 5, 1995

   (4) A. O. Smith Corporation Restated Certificate of Incorporation, as amended April 5, 1995 (incorporated by reference to Exhibit
            (3)(i) hereto)

   (27)     Financial Data Schedule