Form 10-Q
period 1995-06-30
SMITH A O CORP
filed 1995-08-14
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1995

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


        Class A Common Stock Outstanding as of July 31, 1995:     5,902,704

        Common Stock Outstanding as of July 31, 1995: 15,010,717


                              Exhibit Index Page 17

                                      Index

                             A. O. Smith Corporation


   Part I. Financial Information

   Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Statements of Earnings and Retained Earnings
     - Six months ended June 30, 1995 and 1994                              3

     Condensed Consolidated Balance Sheet
     - June 30, 1995 and December 31, 1994                                4-5

     Condensed Consolidated Statements of Cash Flows
     - Six months ended June 30, 1995 and 1994                              6

   Notes to Condensed Consolidated Financial Statements
     - June 30, 1995                                                        7

   Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             8-11



   Part II. Other Information

   Item 1. Legal Proceedings                                               12

   Item 2. Changes in Securities                                           12

   Item 4. Submission of Matters to a Vote of Security Holders          12-14

   Item 6. Exhibits and Reports on Form 8-K                                15

   Signatures                                                              16

   Index to Exhibits                                                       17

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS

                             A. O. SMITH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                              AND RETAINED EARNINGS
                Three and Six months ended June 30, 1995 and 1994
                     (000 omitted except for per share data)
                                   (Unaudited)

                                      Three Months Ended   Six Months Ended
                                            June 30             June 30
    EARNINGS                            1995       1994     1995      1994

    Electrical Products Company      $  84,560  $ 74,858 $169,816  $145,299
    Automotive Products Company        220,272   185,611  441,941   368,226
    Water Products Company              66,870    62,764  130,950   130,766
    Smith Fiberglass Products Inc.      15,600    15,857   29,317    28,557
    Agricultural Products               12,541    11,102   20,807    17,147
                                      --------   -------  -------   -------
    NET REVENUES                       399,843   350,192  792,831   689,995
       Cost of products sold           335,535   291,653  664,380   578,073
                                      --------   ------- --------  --------
         Gross profit                   64,308    58,539  128,451   111,922
         Selling, general and
           administrative expenses      29,315    26,013   58,277    51,553
         Interest expense                3,349     3,083    6,565     6,055
         Other expense - net             1,147       922    3,131     1,138
                                     ---------  -------- --------  --------
                                        30,497    28,521   60,478    53,176
         Provision for income taxes     11,744    10,810   23,150    20,113
                                     ---------  -------- --------  --------
      Earnings before equity in
         earnings of affiliated
         companies                      18,753    17,711   37,328    33,063
      Equity in earnings of
         affiliated companies            1,272       247    1,058       601
                                      --------  -------- -------- ---------
    NET EARNINGS                        20,025    17,958   38,386    33,664
                                      ======== =========  ======= =========
    RETAINED EARNINGS

      Balance at beginning of
         period                        240,110   190,973  224,467   177,543

      Cash dividends on common
         shares                         (3,137)   (2,712)  (5,855)   (4,988)
                                       -------   -------  -------   -------
    BALANCE AT END OF PERIOD          $256,998  $206,219 $256,998  $206,219
                                       =======   =======  =======   =======

    DIVIDENDS PER COMMON SHARE           $ .15     $ .13    $ .28     $ .24

    NET EARNINGS PER COMMON SHARE        $ .96     $ .86    $1.84     $1.62

   See accompanying notes to unaudited condensed consolidated financial statements.

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS

                             A. O. SMITH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       June 30, 1995 and December 31, 1994
                                  (000 omitted)
                                   (unaudited)
                                            (unaudited)      December 31,
                                           June 30, 1995          1994
    ASSETS

    CURRENT ASSETS
    Cash and cash equivalents               $   5,177          $  8,485
    Trade receivables                         155,850           132,630
    Finance subsidiary receivables and
      leases                                   15,328            16,361
    Customer tooling                           17,858            24,489
    Inventories (note 2)                      109,961           110,863
    Deferred income taxes                      22,277            28,100
    Other current assets                       13,765             8,592
                                              -------          --------
    TOTAL CURRENT ASSETS                      340,216           329,520

    Investment in and advances to
      affiliated companies                     19,276            17,326
    Deferred model change                      23,513            18,638
    Finance subsidiary receivables and
      leases                                   33,624            37,842
    Other assets                               40,979            42,751
    Property, plant and equipment             912,103           881,717
    Less accumulated depreciation             503,473           479,937
                                              -------          --------
    Net property, plant and equipment         408,630           401,780
                                             --------          --------
    TOTAL ASSETS                             $866,238          $847,857
                                             ========          ========

    LIABILITIES AND STOCKHOLDERS'EQUITY

    CURRENT LIABILITIES
    Trade payables                           $ 95,031         $ 101,153
    Accrued payroll and pension                37,133            36,641
    Postretirement benefit obligation           9,873             9,573
    Other current liabilities                  59,982            61,301
    Long-term debt due within one year          3,925             3,775
    Finance subsidiary long-term debt
      due within one year                       3,502             3,480
                                               ------           -------
    TOTAL CURRENT LIABILITIES                 209,446           215,923

    Long-term debt (note 3)                   137,954           136,769
    Finance subsidiary long-term debt          25,118            29,357
    Postretirement benefit obligation          71,948            72,388
    Other liabilities                          22,280            26,230
    Deferred income taxes                      53,328            54,445
    STOCKHOLDERS' EQUITY:
      Class A common stock, $5 par
         value:  authorized  7,000,000
         shares; issued 5,962,828 and
         6,035,641                             29,814            30,178
      Common stock, $1 par value:
         authorized 24,000,000 shares;
         issued 15,736,822 and
         15,664,109                            15,737            15,664
      Capital in excess of par value           68,552            68,209
      Retained earnings (note 3)              256,998           224,467
      Pension liability adjustment             (9,653)           (9,653)
      Cumulative foreign currency
         translation adjustments               (7,224)           (8,035)
      Treasury stock at cost                   (8,060)           (8,085)
                                            ---------          --------

    TOTAL STOCKHOLDERS' EQUITY                346,164           312,745
                                              -------          --------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                 $866,238          $847,857
                                              =======          ========


   See accompanying notes to unaudited condensed consolidated financial statements.

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS

                             A. O.SMITH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     Six months ended June 30, 1995 and 1994
                          (000 omitted) - (unaudited)
    CASH FLOWS                                         1995       1994
    CASH FLOWS FROM OPERATING ACTIVITIES
      Net earnings                                  $ 38,386   $ 33,664
      Adjustments to reconcile net earnings
        to net cash provided by operating
        activities:
          Depreciation                                26,522     24,546
          Deferred income taxes                        4,706      5,497
          Equity in earnings of affiliates,
            net of dividends                          (1,058)      (601)
          Deferred model change and software
            amortization                               3,807      4,549
          Other - net                                 (1,157)       870
      Change in current assets and liabilities:
          Trade receivables and customer tooling     (15,811)   (40,278)
          Current income tax accounts-net              2,468       (150)
          Inventories                                    902     (7,632)
          Prepaid expenses and other                  (6,311)    (7,355)
          Trade Payables                              (6,122)    15,222
          Accrued liabilities, payroll and pension    (1,857)     7,202
      Net change in noncurrent assets and
        liabilities                                    1,837      3,752
                                                     -------   --------
    CASH PROVIDED BY OPERATING ACTIVITIES             46,312     39,286
                                                     -------   --------
    CASH FLOW FROM INVESTING ACTIVITIES
      Capital expenditures                           (32,592)   (30,696)
      Other - net                                     (8,368)      (733)
                                                    --------   --------
    CASH USED BY INVESTING ACTIVITIES                (40,960)   (31,429)
                                                    --------   --------
    CASH FLOW BEFORE FINANCING ACTIVITIES              5,352      7,857
                                                    --------   --------
    CASH FLOW FROM FINANCING ACTIVITIES
     Long-term debt incurred                          15,000        828
     Long-term debt retired                          (13,665)    (4,219)
     Finance subsidiary net long-term debt
       retired                                        (4,217)    (7,912)
     Proceeds from common stock options
       exercised                                          90      1,850
     Other stock transactions                            (13)     1,971
     Dividends paid                                   (5,855)    (4,988)
                                                     -------   --------
    CASH USED BY FINANCING ACTIVITIES                 (8,660)   (12,470)
     Net increase (decrease) in cash and
      cash equivalents                                (3,308)    (4,613)
     Cash and cash equivalents-beginning
      of period                                        8,485     11,902
                                                    --------   --------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  5,177  $   7,289
                                                     =======   ========

   See accompanying notes to unaudited condensed consolidated financial statements.

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS


                             A. O. SMITH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1995
                                   (unaudited)

   1.   Basis of Presentation
        The financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments consisting of normal accruals considered necessary for fair presentation of the results of operations and of financial position have been made. The results of operations for the six-month period ended June 30, 1995 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 1994 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles.

   2.  Inventories

     (000 omitted)            June 30, 1995   December 31, 1994
     Finished products          $  53,005       $  55,331
     Work in process               49,465          48,886
     Raw materials                 44,393          41,709
     Supplies                       8,278           7,457
                                 --------        --------
                                  155,141         153,383

     Allowance to state
       inventories at LIFO cost    45,180          42,520
                                 --------        --------
                                 $109,961        $110,863
                                 ========        ========

   3.  Long-Term Debt
   On June 30, 1995, the Corporation's $140 million Revolver Agreement with a group of ten banks was amended to $160 million and the final maturity was extended from April 3, 1998 to June 30, 2000. The amended agreement also carries lower fees and lower borrowing rates.

   The Corporation's long-term credit agreements contain certain conditions and provisions which restrict the Corporation's payment of dividends. Under the most restrictive of these provisions, retained earnings of $96.9 million were unrestricted as of June 30, 1995 for cash dividends and treasury stock purchases.

   PART 1--FINANCIAL INFORMATION
   ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

   Results of Operations - First six months of 1995 compared to 1994

   The slowdown in the domestic economy has not had a significant effect upon the corporation's businesses as evidenced by revenues and earnings for the first six months and second quarter of 1995 that surpassed those of any previous comparable period. The corporation's ability to achieve this record performance despite indications of downturns in the automotive and electric motors markets is due largely to a concerted effort to gain market share and secure new customers.

   Revenues for the first half of 1995 were $792.8 million or almost 15 percent better than the $690 million of revenues in the same period of 1994. Revenues of $399.8 million in the second quarter of 1995 surpassed last year's second quarter by $49.6 million or 14.2 percent.

   The corporation earned $38.4 million for the first half of 1995 compared to $33.7 million in the first half of 1994. Second quarter earnings were $20 million in 1995, an increase of $2 million or more than 11 percent over the $18 million earned in the same quarter of 1994.

   The gross profit margin through the first half of the year was 16.2 percent, identical to the margin for the same period last year. The favorable impact of increased volume was offset by higher costs in most of the corporation's product operations and an unfavorable product mix. In addition margins continued to be affected by costs associated with new product programs at the Automotive Products Company. The second quarter gross margin of 16.1 percent declined from 16.7 percent from the second quarter of 1994 as the impact of higher material costs and lower margins on export shipments was evident.

   The Automotive Products Company sales in the first half of 1995 increased by 20 percent over the same period of 1994. The second quarter of 1995 exhibited a similar percentage increase over the same quarter of 1994. These increases were in direct contrast to the three percent sales decline experienced by the domestic automotive industry during the first six months of the year. Automotive's improved sales performance was influenced by a strong presence in the light truck segment, added volume resulting from new product programs completed in 1994 and early 1995, and continued strength in the heavy truck market.

   Automotive's 1995 earnings for the second quarter and first half were higher than comparable periods of 1994 despite absorbing the costs associated with new product programs introduced this year.

   The corporation's 40 percent owned Mexican affiliate experienced a good second quarter, and operations improved substantially over the prior year due to increased export shipments and a lower cost structure. Due to the strengthening of the peso during the quarter, the corporation recognized a minimal translation gain, whereas in the first quarter of 1995, a translation loss was incurred. The affiliate's results for the second quarter and first half of 1994 were impacted by start up costs for new products and costs incurred to realign manufacturing operations, the benefits of which are now being realized.

   Automotive will launch two significant product programs in the near future. Engine cradles for the 1996 Ford Taurus/Mercury Sable will be shipped from the Granite City, Illinois plant while the Milwaukee, Wisconsin plant will start production of full frame assemblies for the extended cab version of the Dodge Ram pickup. Also, during the second quarter Automotive announced it would be building two new plants. A plant near Roanoke, Virginia will supply customized frame rails for Class 8 heavy trucks beginning in the third quarter of 1996, and a plant in Plymouth, Michigan will supply frames for the 1997 model year Dodge Dakota pick-up truck commencing in the summer of 1996.

   The labor contracts of the various unions at Automotive's Milwaukee plant expired on July 31, 1995. A ninety day no-strike extension has been agreed to by all the bargaining units represented and contract negotiations are currently underway.

   The Electrical Products Company followed its excellent first quarter of 1995 with continued good performance in the second quarter. Sales in the second quarter increased 13 percent over a very strong second quarter of 1994. Strength in the commercial hermetic market and increased export sales had a significant influence on second quarter volumes. Year-to-date sales reflect almost a 17 percent increase over the first half of 1994 due to sustained high demand in all of the major markets the company serves.

   Electrical Products second quarter earnings were slightly less than last year's second quarter due primarily to increased cost of raw materials. First half profits in 1995 were substantially higher than the same period in 1994 as a result of higher volume.

   The Water Products Company overcame its slow 1995 start with second quarter sales up 6.5 percent over last year's second quarter. Increased commercial water heater volume contributed significantly to the improved second quarter performance as Water Products continues to gain share in this segment of the market. The residential water heater market demonstrated a moderate recovery in the second quarter, however, the entire industry continues to trail last year's volumes. Year-to-date sales were about equal to the first six months of 1994.

   Second quarter earnings for Water Products were 11.5 percent higher than the 1994 second quarter, reflecting increased volume and favorable product mix. Profits for the first half of the year were equal to those for the first six months of 1994.

   Second quarter sales for Smith Fiberglass Products Inc. were lower than the second quarter of 1994 as this subsidiary continues to be affected by the industry wide slowdown in demand for service station pipe. Sales for the first half of the year reflect a slight improvement over the same period last year as strong export sales helped offset lower petroleum marketing sales.

   Earnings for both the second quarter and first half of 1995 for Smith Fiberglass were lower than the comparable periods in 1994 as a result of lower margins associated with export sales, increased product development costs, and expenses related to global expansion activities.

   The corporation's agricultural operations reflected profits for both the second quarter and first half of the year in contrast to losses incurred in the same periods in 1994. Through the first half of the year, revenues for A. O. Smith Harvestore Products, Inc. have increased nearly 21 percent over the first half of 1994 as the result of strong demand for a new unloader product and an improving market for municipal/industrial and water and waste storage products. The significant increase in sales resulted in a substantial improvement in earnings for both the second quarter and first half of 1995. The losses incurred by AgriStor Credit Corporation were lower in 1995 than 1994 due to lower operating expenses and lower debt service costs as this finance subsidiary continues to be liquidated.

   Selling, general and administrative expenses for the second quarter and first half increased $3.3 million and $6.7 million respectively, over the comparable periods in 1994, but remained relatively constant as a percentage of sales. The absolute increase was associated with higher employee incentives due to increased earnings in certain units and general increases to support the higher sales volumes. Despite reduced debt levels, interest expense for the first half of the year was 8.4 percent higher than the first half of 1994 due to higher interest rates.

   Other expenses were relatively consistent for the second quarters of 1995 and 1994, however the first half of 1995 reflects a $2.0 million increase over the same period in 1994. This increase is explained by translation losses, environmental costs and certain non-recurring costs incurred in 1995. The effective tax rates for the second quarter and first half of 1995 were slightly less than the same periods in 1994 due to the recognition of additional research and development tax credits in 1995.

   During the first six months of 1995, the corporation was a party to futures contracts for purposes of hedging a portion of certain raw material purchases. The corporation was also a party to forward foreign exchange contracts to hedge foreign currency transactions consistent with its committed exposures. Had these contracts not been in place, the net earnings of the corporation would not have been materially affected in the second quarter or first half of 1995.

   On the strength of a solid financial performance for the first half of 1995, and assuming no major economic downturn, the corporation remains optimistic about its ability to provide a third consecutive year of record profits for its shareholders.


   Liquidity and Capital Resources

   The Corporation's working capital was $130.8 million at June 30, 1995 compared to $113.6 million at December 31, 1995. Sales related increases in trade receivables were partially offset by a decrease in customer tooling.

   Cash flow provided by operations was $7.0 million greater than the same period last year due primarily to higher earnings. The Corporation's long-term debt increased $1.2 million in the first six months to $138.0 million due to slightly higher capital expenditures. The long-term debt of the finance subsidiary declined $4.2 million to $25.1 million reflecting the continuing liquidation of that business.

   In June, the Corporation amended its revolving credit agreement. The facility was increased from $140 million to $160 million, and the term of the agreement was extended two years to June 30, 2000. The amended agreement also carries lower fees and lower borrowing rates.

   Due primarily to the recently announced automotive unit manufacturing plants in Roanoke, Virginia, and Plymouth, Michigan, the corporation expects its 1995 capital expenditures to exceed $100 million versus the corporation's original forecast of $80 million. The corporation anticipates that internally generated funds will cover capital expenditure requirements for the remainder of the year and that year-end debt levels will not vary significantly from current levels.

   At its June 6, 1995 meeting, A. O. Smith's Board of Directors declared a regular quarterly dividend of $.15 per share on its common stock (Classes A and Common). The dividend is payable on August 15, 1995 to shareholders of record as of July 31, 1995.

   PART II -- OTHER INFORMATION
   ITEM 1 -- LEGAL PROCEEDINGS


   At June 30, 1995, the Corporation or A. O. Smith Harvestore Products, Inc. ("AOSHPI"), a wholly-owned subsidiary of the Corporation, were defendants in approximately nine (9) lawsuits (two of which are class action lawsuits) filed by various plaintiffs who were alleging property damage claimed to have arisen out of alleged defects in AOSHPI's animal feed storage equipment. In the second quarter of 1995, no new cases were filed against the Corporation and AOSHPI and six cases were favorably resolved. The United States District Court for the Southern District of Ohio has set a trial date in the conditionally certified class action brought on behalf of purchasers and lessees of Harvestore structures manufactured by the Corporation and AOSHPI. Discovery in the case is ongoing and a trial of the liability issues only is scheduled to begin on October 16, 1995. Damages would be tried at a later date and only after a liability finding. Information on these lawsuits was previously reported in Part I, Item 3 of the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1994 and in Part II, Item 1 of the Corporation's Form 10-Q report for the quarterly period ended March 31, 1995, which are incorporated herein by reference.

   There have been no material changes in the environmental matters previously reported in Item 3 in the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1994, which is incorporated herein by reference.


   ITEM 2--CHANGES IN SECURITIES

   On June 30, 1995, the Corporation's $140,000,000 Revolver Agreement with a group of ten banks was amended to $160,000,000 and the final maturity was extended from April 3, 1998 to June 30, 2000. The covenants and restrictions on the payment of dividends remain essentially the same. Refer to Note 3 on page 7 of this report for more detailed information regarding the Corporation's debt covenants, dividend payment restrictions and retained earnings.


   ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On March 1, 1995, the Corporation mailed a proxy statement to its stockholders relating to the annual meeting of stockholders on April 5, 1995. The annual meeting included the election of directors and the consideration and action upon proposals to amend the Restated Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock from 7,000,000 to 14,000,000 shares and the number of authorized shares of Common Stock from 24,000,000 to 60,000,000 shares, to approve the ratification of Ernst and Young LLP as the independent auditors of the Corporation for 1995 and to act upon a stockholder proposal relating to the rotation of the annual meeting of stockholders.

   Directors are elected by a plurality of the votes cast, by proxy or in person, with the holders voting as separate classes. A plurality of votes means that the nominees who receive the greatest number of votes cast are elected as directors. Consequently, any shares which are not voted, whether by abstention, broker nonvotes or otherwise, will have no effect on the election of directors.

   With respect to the Company's proposal to amend the Restated Certificate of Incorporation, the affirmative vote of the holders of a majority of the outstanding shares of the Class A Common Stock and the Common Stock entitled to vote at the meeting, each voting as a separate class, is needed for adoption of the proposed amendment. In addition, the proposal must be adopted by the vote of the Class A Common Stock and the Common Stock voting together as a single class in the manner described in the paragraph below.

   For all other matters considered at the meeting, both classes of stock vote together as a single class, with the Class A Common Stock entitled to one vote per share and the Common Stock entitled to 1/10th vote per share. All such other matters are decided by a majority of the votes cast. On such other matters, an abstention will have the same effect as a "no" vote but, because shares held by brokers will not be considered to vote on matters as to which the brokers withhold authority, a broker nonvote will have no effect on the vote.

   1.   Election of Directors
                                                       Votes    Broker
                                          Votes For  Withheld  Non-Votes
        Class A Common Stock Directors
         Tom H. Barrett                    5,826,971   45,297        0
         Glen R. Bomberger                 5,826,971   45,297        0
         Thomas I. Dolan                   5,826,937   45,331        0
         Robert J. O'Toole                 5,827,071   45,197        0
         Donald J. Schuenke                5,827,071   45,197        0
         Arthur O. Smith                   5,826,971   45,297        0
         Bruce M. Smith                    5,826,837   45,431        0

        Common Stock Directors
         Russell G. Cleary                10,281,615  102,139        0
         Leander W. Jennings              10,280,843  102,911        0
         Dr. Agnar Pytte                  10,280,961  102,793        0

   2. Amendment of Restated Certificate of Incorporation to Increase the Authorized Shares

                                         Votes                 Broker
                            Votes For   Against  Abstentions   Non Votes

   Class A Common Stock     5,673,571    196,530     2,567         0
   Common Stock             8,429,799  1,883,115    70,940         0
   COMBINED CLASS VOTE:     6,516,550    384,841     9,661         0
    (Class A Common Stock
    and Common Stock 1/10th vote)


   3.   Ratification of Ernst & Young LLP as Independent Auditors

                                        Votes                   Broker
                           Votes For   Against  Abstentions   Non Votes

   COMBINED CLASS VOTE:
   Class A Common
    Stock and Common
    Stock (1/10th vote)    6,834,753    72,906     3,393          0


   4. Stockholder Proposal on Rotation of the Location of the Annual Stockholders Meeting

                                        Votes                   Broker
                           Votes For   Against  Abstentions   Non Votes

   COMBINED CLASS VOTE:
   Class A Common Stock
    and Common Stock
    (1/10th vote)          178,576   6,427,993     49,194     255,288


   ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

              (4) Amendment dated as of June 30, 1995 to the Revolver
                  Agreement dated February 26, 1993.

             (27) Financial Data Schedule

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed by the Corporation in the second quarter of 1995.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           A. O. SMITH CORPORATION


   August 11, 1995                         /s/ John J. Kita
                                           John J. Kita
                                           Treasurer and Controller



   August 11, 1995                         /s/ G. R. Bomberger
                                           G. R. Bomberger
                                           Executive Vice President
                                           and Chief Financial Officer

                                INDEX TO EXHIBITS

   Exhibit
   Number    Description

   4 Amendment dated as of June 30, 1995 to the Revolver Agreement dated February 26, 1993.

   27        Financial Data Schedule