Form 10-Q
period 1995-09-30
SMITH A O CORP
filed 1995-11-13
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ___________ to ____________

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


     Common Stock Outstanding as of October 31, 1995:  15,027,980

     Class A Common Stock Outstanding as of October 31, 1995:  5,885,441


                               Exhibit Index Page 14

                                      Index
                             A. O. Smith Corporation


   Part I. Financial Information

   Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Statements of Earnings and Retained
        Earnings
     - Nine months ended September 30, 1995 and 1994                        3

     Condensed Consolidated Balance Sheet
     - September 30, 1995 and December 31, 1994                           4-5

     Condensed Consolidated Statements of Cash Flows
     - Nine months ended September 30, 1995 and 1994                        6

     Notes to Condensed Consolidated Financial Statements
     - September 30, 1995                                                   7

   Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 8-11


   Part II. Other Information

   Item 1. Legal Proceedings                                               12

   Item 6. Exhibits and Reports on Form 8-K                                12

   Signatures                                                              13

   Index to Exhibits                                                       14

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS

                             A. O. SMITH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                              AND RETAINED EARNINGS

             Three and Nine months ended September 30, 1995 and 1994
                     (000 omitted except for per share data)
                                   (Unaudited)

                                   Three Months Ended    Nine Months Ended
                                      September 30          September 30
    EARNINGS                         1995       1994       1995       1994

    Electrical Products Company   $ 71,641   $ 70,278  $ 241,457 $  215,577
    Automotive Products Company    189,736    170,666    631,677    538,892
    Water Products Company          66,287     64,098    197,237    194,864
    Smith Fiberglass Products
     Inc.                           14,680     15,298     43,997     43,855
    Agricultural Products           12,019     12,390     32,826     29,537
                                   -------    -------  ---------  ---------
    NET REVENUES                   354,363    332,730  1,147,194  1,022,725
      Cost of products sold        313,922    286,439    978,302    864,512
                                   -------    -------  ---------  ---------
      Gross profit                  40,441     46,291    168,892    158,213
      Selling, general and
       administrative expenses      26,106     27,278     84,383     78,831
      Interest expense               3,234      3,136      9,799      9,191
      Other expense                     20         87      3,151      1,225
                                   -------    -------  ---------  ---------
                                    11,081     15,790     71,559     68,966
      Provision for income taxes     4,370      6,135     27,520     26,248
                                   -------     ------   --------    -------
      Earnings before equity in
       earnings of affiliated
       companies                     6,711      9,655     44,039     42,718
      Equity in earnings of
       affiliated companies            744        475      1,802      1,076
                                   -------     ------    -------    -------
    NET EARNINGS                     7,455     10,130     45,841     43,794
                                   =======     ======     ======     ======
    RETAINED EARNINGS
       Balance at beginning of
        period                     256,998    206,219    224,467    177,543
       Cash dividends on
        common shares               (3,137)    (2,717)    (8,992)    (7,705)
                                  --------   --------   -------    --------

    BALANCE AT END OF PERIOD      $261,316   $213,632   $261,316   $213,632
                                  ========   ========   ========   ========

    DIVIDENDS PER COMMON SHARE        $.15       $.13       $.43       $.37

    NET EARNINGS PER
     COMMON SHARE                     $.36       $.48      $2.19      $2.10

   See accompanying notes to unaudited condensed consolidated financial statements.

                             A. O. SMITH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    September 30, 1995 and December 31, 1994
                                  (000 omitted)

                                          (unaudited)
                                      September 30, 1995   December 31, 1994
    ASSETS

    CURRENT ASSETS
    Cash and cash equivalents               $  5,373            $  8,485
    Trade receivables                        152,184             132,630
    Finance subsidiary receivables
      and leases                              14,953              16,361
    Customer tooling                          27,326              24,489
    Inventories (note 2)                     110,322             110,863
    Deferred income taxes                     22,955              28,100
    Other current assets                      14,249               8,592
                                             -------             -------
    TOTAL CURRENT ASSETS                     347,362             329,520

    Investment in and advances to
      affiliated companies                    20,426              17,326
    Deferred model change                     24,566              18,638
    Finance subsidiary receivables
      and leases                              30,914              37,842
    Other assets                              43,721              42,751
    Property, plant and equipment            939,461             881,717
    Less accumulated depreciation            516,615             479,937
                                             -------             -------
    Net property, plant and equipment        422,846             401,780
                                             -------             -------
    TOTAL ASSETS                            $889,835            $847,857
                                             =======             =======
    LIABILITIES AND STOCKHOLDERS'
    EQUITY

    CURRENT LIABILITIES
    Trade payables                          $112,927            $101,153
    Accrued payroll and pension               37,853              36,641
    Post-retirement benefit obligation         9,439               9,573
    Other current liabilities                 60,815              61,301
    Long-term debt due within one year         3,925               3,775
    Finance subsidiary long-term
      debt due within one year                 3,525               3,480
                                             -------             -------
    TOTAL CURRENT LIABILITIES                228,484             215,923

    Long-term debt (note 3)                  140,560             136,769
    Finance subsidiary long-term debt         23,498              29,357
    Post-retirement benefit obligation        72,188              72,388
    Other liabilities                         20,106              26,230
    Deferred income taxes                     54,651              54,445

    STOCKHOLDERS' EQUITY:
    Class A common stock, $5 par
      value:  authorized  14,000,000
      shares; issued 5,888,901 and
      6,035,641                               29,445              30,178
    Common stock, $1 par value:
      authorized 60,000,000 shares;
      issued 15,810,749 and 15,664,109        15,811              15,664
    Capital in excess of par value            68,848              68,209
    Retained earnings (note 3)               261,316             224,467
    Pension liability adjustment              (9,653)             (9,653)
    Cumulative foreign currency
      translation adjustments                 (7,359)             (8,035)
    Treasury stock at cost                    (8,060)             (8,085)
                                            --------             -------
    TOTAL STOCKHOLDERS' EQUITY               350,348             312,745
                                            --------             -------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                  $889,835            $847,857
                                            ========            ========

   See accompanying notes to unaudited condensed consolidated financial statements.

                             A. O.SMITH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  Nine months ended September 30, 1995 and 1994
                          (000 omitted) - (unaudited)
    CASH FLOWS                                        1995        1994
    CASH FLOWS FROM OPERATING ACTIVITIES
      Net earnings                                 $ 45,841     $43,794
      Adjustments to reconcile net earnings
       to net cash provided by
       operating activities:
        Depreciation                                 41,038      36,948
        Deferred income taxes                         5,351       6,965
        Equity in earnings of affiliates,
         net of dividends                            (1,802)     (1,076)
        Deferred model change and software
         amortization                                 7,625       6,603
        Other - net                                    (759)      3,359
      Change in current assets and liabilities:
       Trade receivables and customer tooling       (21,315)    (34,159)
       Current income tax accounts-net                 (275)        (63)
       Inventories                                      541     (18,934)
       Prepaid expenses and other                    (6,830)     (1,363)
       Trade payables                                11,774      15,887
       Accrued liabilities, payroll and pension       2,040      (1,727)
      Net change in non-current assets and
       liabilities                                      956       4,638
                                                     ------      ------
    CASH PROVIDED BY OPERATING ACTIVITIES            84,185      60,872
                                                     ------      ------
    CASH FLOW FROM INVESTING ACTIVITIES
      Capital expenditures                          (61,146)    (44,123)
      Other - net                                   (15,363)       (971)
                                                    -------      ------
    CASH USED BY INVESTING ACTIVITIES               (76,509)    (45,094)
                                                     ------      ------

   CASH FLOW BEFORE FINANCING ACTIVITIES              7,676      15,778
                                                      -----      ------
    CASH FLOW FROM FINANCING ACTIVITIES
     Long-term debt incurred                         15,000        -
     Long-term debt retired                         (11,059)     (7,613)
     Finance subsidiary net long-term
      debt retired                                   (5,814)     (9,384)
     Proceeds from common stock options exercised        90       1,902
     Other stock transactions                           (13)      1,994
     Dividends paid                                  (8,992)     (7,705)
                                                     ------      ------
    CASH USED BY FINANCING ACTIVITIES               (10,788)    (20,806)
     Net decrease in cash and cash equivalents       (3,112)     (5,028)
     Cash and cash equivalents-beginning of period    8,485      11,902
                                                     ------      ------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  5,373   $   6,874
                                                   ========   =========

   See accompanying notes to unaudited condensed consolidated financial statements.

                             A. O. SMITH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995
                                   (unaudited)

   1.  Basis of Presentation
       The financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments consisting of normal accruals considered necessary for fair presentation of the results of operations and of financial position have been made. The results of operations for the nine-month period ended September 30, 1995 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 1994 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles.

   2.  Inventories
         (000 omitted)           September 30, 1995      December 31, 1994
       Finished products                $ 53,542             $  55,331
       Work in process                    50,880                48,886
       Raw materials                      41,916                41,709
       Supplies                            9,199                 7,457
                                        --------              --------
                                         155,537               153,383

     Allowance to state
       inventories at LIFO cost           45,215                42,520
                                        --------               -------
                                        $110,322              $110,863
                                        ========              ========

   3.  Long-Term Debt
       The corporation's long-term credit agreements contain certain conditions and provisions which restrict the corporation's payment of dividends. Under the most restrictive of these provisions, retained earnings of $97.1 million were unrestricted as of September 30, 1995 for cash dividends and treasury stock purchases.

   PART I - FINANCIAL INFORMATION
   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS
   FIRST NINE MONTHS OF 1995 COMPARED TO 1994

   Revenues for the first nine months of 1995 were $1.15 billion reflecting an increase of almost $125 million or a 12.2 percent improvement from the $1.02 billion of revenues reported in the first nine months of 1994. Third quarter revenues increased 6.5 percent from $332.7 million in 1994 to a record $354.4 million in 1995.

   The corporation earned $45.8 million or $2.19 per share for the first nine months of 1995 compared to $43.8 million or $2.10 per share in the first nine months of 1994. Third quarter earnings of $7.5 million or $.36 per share were the second highest in the corporation's history for the quarter and were in line with estimates announced earlier by the corporation. Earnings in the third quarter of 1994 were $10.1 million or $.48 per share. A number of non-recurring factors in the third quarter in 1995 were responsible for the decline in third quarter earnings from 1994. Extremely heavy demand at the Automotive Products Company for light and heavy truck products created unusual pressures particularly at the company's Milwaukee, Wisconsin facilities. The impact of strong demand was accompanied by unprecedented hot weather which created numerous production delays and other operational difficulties.

   The third quarter gross margin of 11.4 percent was reflective of the aforementioned difficulties and compared to a gross margin of 13.9 percent in last year's third quarter. The gross profit margin through the first nine months of the year declined from 15.5 percent in 1994 to 14.7 percent in 1995 due to production difficulties experienced in the third quarter and higher material costs.

   The Automotive Products Company sales for the first nine months of 1995 increased by 17.2 percent over the same period of 1994 while third quarter sales exceeded 1994's third quarter by 11.2 percent. Sales in 1995 for both the quarter and first nine months benefitted from strong demand for light and heavy truck products as well as from added volume resulting from new product programs introduced in 1994 and early 1995.

   Automotive's earnings for the first nine months of 1995 were about equal to 1994's nine month earnings. Third quarter earnings in 1995 reflect a sharp decline from the same period in 1994 and resulted from production schedule complications as previously discussed.

   Recently, Automotive Products Company announced two positive developments. First, the company established a joint venture agreement with First Auto Works and Golden Lion Group to become the first North American supplier to manufacture automotive structures in China. A. O. Smith owns 60 percent of the venture, which is scheduled to begin production of structural components for the Volkswagen Jetta in January of 1997. Second, labor negotiations at the Milwaukee plant were successfully concluded in October with all bargaining units ratifying a new four-year contract.

   While down somewhat from the second quarter, the corporation's 40 percent owned Mexican affiliate continues to experience improved operating results over the prior year. Export sales and manufacturing costs compare favorably to 1994 reflecting the benefits of the affiliate's realigned operations. Due to the affiliate's current financial position, the recent decline in the value of the peso is not expected to have an adverse effect on operating results.

   Third quarter sales for the Electrical Products Company were slightly improved over the third quarter of 1994, and year-to-date sales remain substantially higher than the same period last year. Continued strength in the hermetic market and increased export sales during the quarter helped offset minor volume declines in the HVAC and pump markets.

   Electrical Products third quarter earnings were approximately equal to those of last year's third quarter as the favorable impact of the modest increase in volume was offset by higher material costs. Year-to-date profits remain well ahead of last year's nine months earnings and were consistent with the significant increase in volume.

   The Water Products Company sales for both the third quarter and first nine months of 1995 surpassed those of the comparable periods last year. The company continues to experience increased domestic commercial water heater demand which more than offset the impact of a slight decline in residential volume, and ongoing sluggishness in the European and Canadian markets.

   Recently, Water Products obtained a business license for a joint venture in China in which it will be an 80 percent partner. The joint venture with Nanjing Water Heater Company will manufacture instantaneous and storage type water heaters.

   Third quarter earnings for Water Products were higher than the 1994 third quarter due to increased volume. Profits for the first nine months of the year were only marginally better than those of the first nine months of 1994 reflecting the reduced volume experienced in the first quarter of 1995.

   Third quarter sales for Smith Fiberglass Products Inc. were lower than the third quarter of 1994 as this subsidiary continues to experience lower demand in its major domestic markets. Sales for the first nine months of the year were unchanged from the same period last year as strong export sales to South American oil fields have helped offset the decline in the domestic markets. Fiberglass Products is a 60 percent partner in a newly formed Chinese joint venture with Harbin Composites Corporation. The business has obtained its license and is scheduled to be in production in early 1996. It will supply fiberglass pipe to the Chinese oil industry.

   Earnings for both the third quarter and first nine months of 1995 for Smith Fiberglass were lower than the comparable periods in 1994 as a result of the lower margins realized on export sales.

   The corporation's agricultural operations reflected profits for both the third quarter and first nine months of the year in contrast to losses incurred in the same periods in 1994. Through the first nine months of the year, revenues for A. O. Smith Harvestore Products, Inc. have increased 11 percent over the same period last year as the result of a growing market for municipal/industrial water and waste storage products. The significant increase in sales resulted in a substantial improvement in 1995 year-to-date earnings. The losses incurred by AgriStor Credit Corporation were lower in 1995 than 1994 due mostly to a reduction in costs associated with non-performing lease and retail contracts.

   Selling, general and administrative expenses for the third quarter of 1995 were $1.2 million less than the same period last year due to the aforementioned reduction in costs associated with non-performing contracts within the AgriStor Credit Corporation portfolio. For the first nine months of 1995, selling, general and administrative expenses reflect a $5.6 million increase over the comparable period in 1994 due to general increases to support the higher sales volumes. Interest expense for the third quarter and year-to-date increased over the same periods in 1994 due to higher interest rates.

   Other expenses were relatively constant for the third quarters of 1995 and 1994, however the first nine months of 1995 reflects a $1.9 million increase over the same period in 1994. The increase is explained by translation losses, environmental costs and certain non-recurring costs incurred in 1995. The effective tax rates for the third quarter and first nine months of 1995 were slightly higher than the same periods in 1994 due to recognition of research and development tax credits in 1994.

   During the first nine months of 1995, the corporation was a party to futures contracts for purposes of hedging a portion of certain raw material purchases. The corporation was also a party to forward foreign exchange contracts to hedge foreign currency transactions consistent with its committed exposures. Had these contracts not been in place, the net earnings of the corporation would not have been materially affected in the third quarter or first nine months of 1995.

   With three-fourths of the year complete, and 1995 earnings ahead of last years earning's at the same time, the corporation anticipates that in early 1996 it may be able to announce a third consecutive year of record sales and profits.

   Liquidity and Capital Resources

   The corporation's working capital was $118.9 million at September 30, 1995 compared to $113.6 million at December 31, 1994. Sales related increases in trade receivables were partially offset by related increases to trade payables.

   Cash flow provided by operations was $23.3 million greater than the same period last year due primarily to smaller increases in working capital requirements compared to the prior year. While the corporation's long-term debt increased $3.8 million in the first nine months to $140.6 million, the debt to equity ratio, excluding the finance subsidiary, improved over this period from 43.7% to 40.1% at September 30, 1995. The long-term debt of the finance subsidiary declined $5.9 million to $23.5 million reflecting the continuing liquidation of that business.

   Capital expenditures were $17 million higher than last year. Capital spending will remain higher for the remainder of the year due largely to new automotive product programs and could total $100 million in 1995. The corporation anticipates that internally generated funds will cover capital expenditure requirements. Additionally, the corporation expects capital expenditures, excluding investments in joint ventures, to be higher in 1996.

   At its October 10, 1995 meeting, A. O. Smith's Board of Directors declared a regular quarterly dividend at $.15 per share on its common stock (Classes A and Common). The dividend is payable on November 15, 1995 to shareholders of record October 31, 1995.


   PART II -- OTHER INFORMATION
   ITEM 1 -- LEGAL PROCEEDINGS

   At September 30, 1995, the corporation or A. O. Smith Harvestore Products, Inc. ("AOSHPI"), a wholly-owned subsidiary of the corporation, were defendants in eight (8) lawsuits (one of which is a class action lawsuit) filed by various plaintiffs who were alleging property damage claimed to have arisen out of alleged defects in AOSHPI's animal feed storage equipment. In the third quarter of 1995, no new cases were filed against the corporation and AOSHPI, one case was favorably resolved and in a New York State Court case, the judge has denied the plaintiffs' petition for class action status. The United States District Court for the Southern District of Ohio has cancelled the trial date and discovery has been suspended in the conditionally certified class action brought on behalf of purchasers and lessees of Harvestore structures manufactured by the corporation and AOSHPI while the court considers the corporation's motions to decertify the class action or in the alternative grant summary judgment in the corporation's favor. Information on these lawsuits was previously reported in Part I, Item 3 of the corporation's annual report on Form 10-K for the fiscal year ended December 31, 1994 and in Part II, Item 1 of the corporation's Form 10-Q reports for the quarterly periods ended March 31, 1995 and June 30, 1995, which are incorporated herein by reference.

   There have been no material changes in the environmental matters previously reported in Item 3 in the corporation's annual report on Form 10-K for the fiscal year ending December 31, 1994, which is incorporated herein by reference. Additionally, the corporation has been identified by the U.S. Environmental Protection Agency ("EPA") as being a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or the "Superfund" law) relative to a contaminated site in South Milwaukee, Wisconsin and has, together with approximately 80 other PRPs, received a unilateral order issued by the EPA under Section 106 of CERCLA to remediate the site. There is insufficient information available to the Company at this time to enable it to estimate the extent of the corporation's involvement at the site. However, based upon information that is currently available, the corporation believes that its ultimate share of the costs associated with this site should not be material to its financial condition.

   ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

       (27) Financial Data Schedule.

     (b)  Reports on Form 8-K

       No reports on Form 8-K were filed by the corporation in the third quarter of 1995.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           A. O. SMITH CORPORATION


   November 13, 1995                       /s/ John J. Kita
                                           John J. Kita
                                           Treasurer and Controller


   November 13, 1995                       /s/ G. R. Bomberger
                                           G. R. Bomberger
                                           Executive Vice President
                                           and Chief Financial Officer

                                INDEX TO EXHIBITS

   Exhibit
   Number           Description

   27           Financial Data Schedule