Form 10-K
period 1995-12-31
SMITH A O CORP
filed 1996-03-26
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

    X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1995

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

                               Shares of Stock           Name of Each
                                 Outstanding             Exchange on
     Title of Each Class      February 28, 1996       Which Registered

    Class A Common Stock          5,884,441             American Stock
    (par value $5.00 per                                   Exchange
    share)

    Common Stock                  15,034,180            New York Stock
    (par value $1.00 per                                   Exchange
    share)
   Securities registered pursuant to Section 12(g) of the Act:  None.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
   filing requirements for the past 90 days.   Yes   X        No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
   amendment to this Form 10-K.   [   ]

   The aggregate market value of voting stock held by nonaffiliates of the registrant was $12,084,737 for Class A Common Stock and $339,373,803 for Common Stock as of February 28, 1996.

   Documents Incorporated by Reference:
   1. Portions of the corporation's definitive Proxy Statement dated March 4, 1996 for an April 3, 1996 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                     PART I

   ITEM 1 - BUSINESS

   A. O. Smith Corporation, a Delaware corporation organized in 1916, its subsidiaries and its affiliates (hereafter collectively called the "Corporation" unless the context otherwise requires) are engaged in four business segments. These segments are Original Equipment Manufacturer ("OEM") Products, Water Products, Fiberglass Products, and Other Products.

   The corporation's principal OEM Products business is the Automotive Products Company, a supplier of truck and automobile structural components and assemblies. OEM Products also includes the Electrical Products Company which produces fractional horsepower and hermetic electric motors. The Water Products Company is a leading manufacturer of residential and commercial gas, oil, and electric water heating systems. Smith Fiberglass Products Inc. (Smith Fiberglass) manufactures reinforced thermosetting resin piping. Other Products consists of three units. A. O. Smith Harvestore Products, Inc. (Harvestore) is a manufacturer of agricultural feed storage and handling systems, for which AgriStor Credit Corporation (AgriStor) provides financing, and industrial and municipal water and bulk storage systems. The corporation intends to sell the agricultural business and is in the process of liquidating AgriStor. In December of 1995 the corporation expanded its presence in the environmental bulk storage tank business with the purchase of Peabody TecTank, Inc. (TecTank). TecTank is a manufacturer of epoxy-coated steel and aluminum storage tanks primarily used in industrial, food processing, water, and waste water applications. Information regarding industry segments is provided in Note 14 to the Consolidated Financial Statements which appear elsewhere herein.

   The following table summarizes revenues by segment for the corporation's operations. This segment summary and all other information presented in this section should be read in conjunction with the Consolidated Financial Statements and the Notes thereto which appear elsewhere herein.

                           Years Ended December 31 (Dollars in Millions)
                              1995       1994     1993     1992     1991
   OEM Products
     Automotive Products
      Truck frames        $  666.4   $  559.4 $  487.2 $  419.1   $318.5
      Other                  178.9      163.3    119.1    108.5    107.6
                            ------      -----    -----    -----    -----
        Total Automotive     845.3      722.7    606.3    527.6    426.1

     Electrical Products     317.3      281.2    242.5    225.6    205.1
                            ------      -----    -----    -----    -----
       Total OEM Products  1,162.6    1,003.9    848.8    753.2    631.2

   Water Products            276.0      271.5    248.1    215.2    194.6

   Fiberglass Products        58.6       57.9     58.9     43.9     53.9

   Other Products             47.6       40.2     38.1     34.0     36.1
                            ------      -----    -----    -----    -----
   Total Corporation      $1,544.8   $1,373.5 $1,193.9 $1,046.3   $915.8
                           =======    =======  =======  =======    =====

   OEM PRODUCTS
   Automotive Products

   Automotive sales in 1995 of $845.3 million, or 55 percent of total corporation revenues, increased 17 percent from previous year sales. This was due to continued strength in the North American market for both the light and heavy truck segments. Automotive Products had product on six of the top seven selling vehicles sold in the U.S. in 1995.

   Automotive Products has contracts, some of which are subject to economic price adjustments, to supply frame assemblies and components to Ford, Chrysler, and General Motors in the passenger car and light truck class. Because of the importance of light vehicle sales to this unit, it is affected by general business conditions in the North American automotive industry. The company is also a supplier of truck frames to most domestic producers of medium and heavy-duty trucks, such as Ford, Navistar International, Freightliner, and Paccar.

   The largest product group within Automotive Products continues to be truck frames and components which accounted for 79 percent of Automotive Products' sales and almost 43 percent of the corporation's revenues. The company continues to hold its lead position in truck frame manufacturing in the United States and Canada, supplying nearly 40 percent of the 1995 market.

   In 1995, the Milwaukee, Wisconsin plant began shipping full frame assemblies for the new Chevrolet Tahoe/GMC Yukon and the extended cab version of the Dodge Ram pickup truck. The Granite City, Illinois plant began producing engine cradles for the redesigned Ford Taurus/Mercury Sable and the Milan, Tennessee plant began shipping side rail assemblies for the Nissan pickup.

   Automotive Products reached an agreement in 1995 to establish a joint venture in Changchun, China, with First Auto Works and Golden Lion Group to produce automotive structures. A. O. Smith is the majority owner in the venture and will begin producing components in January of 1997.

   In 1996, the company plans two new product programs and three major redesign programs. In the first quarter, production will begin on frame rails for the new Nissan pickup truck followed by production to support Volvo/GM's new Class 8 heavy truck in the third quarter. The Volvo custom frame rails will be fabricated at a new regional assembly plant in Roanoke, Virginia. Major redesign programs include suspension links on the 1997 Camry, full frame for the Econoline/Club Wagon, and the full frame for the Dakota Pickup. Assembly for the Dakota pickup will be at a new regional plant in Plymouth, Michigan.

   The company's products are sold in competitive markets with its principal competitors including Dana Corporation, Magna International, and integrated units of Ford, Chrysler, and General Motors.

   The following table summarizes sales to the company's three largest automotive customers:

                               Years Ended December 31(Dollars in Millions)
                                   1995     1994     1993     1992    1991
   Ford
      Sales                      $408.8   $325.6   $266.9   $219.3  $177.5
      Percentage of total
        corporation revenues       26.5%    23.7%    22.4%    21.0%   19.4%

   Chrysler
      Sales                      $173.8   $177.6   $118.2   $ 96.7  $ 75.8
      Percentage of total
        corporation revenues       11.3%    12.9%     9.9%     9.2%    8.3%

   General Motors
      Sales                      $164.5   $135.9   $132.0   $148.1  $115.6
      Percentage of total
        corporation revenues       10.6%     9.9%    11.1%    14.2%   12.6%
            Total                  48.4%    46.5%    43.4%    44.4%   40.3%


   Electrical Products

   Sales of electric motors increased by $36.1 million or 13% in 1995 to $317.3 million. The increased volume came primarily as a result of strong market demand for hermetic motors and sales growth in the export segment. Sales of motors were up for heating, ventilating and air conditioning, for both original equipment and replacement customers as a result of growing demand in 1995. The manufacturing operations handled the increased volume without disproportionate increases in costs.

   The company's product lines include jet pump motors sold to manufacturers of home water systems, swimming pools, hot tubs and spas; and fan motors used in furnaces, air conditioners, and blowers, as well as fractional horsepower motors used in other consumer products. Hermetic motors are sold worldwide to manufacturers of compressors and are used in air conditioning and refrigeration systems. In addition to selling its products directly to OEMs, Electrical Products also markets its products through a distributor network which sells to both OEMs and the related after-market. The company estimates that approximately one half of the market is derived from the less cyclical replacement business with the remainder being impacted by general business conditions in the new construction market.

   The company's principal products are sold in competitive markets with its major competitors being Emerson Electric, General Electric, Magnetek, Inc., Fasco, and vertically integrated customers.

   WATER PRODUCTS

   Sales in 1995 were a record $276 million, increasing slightly from $271.5 million in 1994, which represents 18 percent of total corporation revenues. The company capitalized on its strong wholesale channels to improve market share in the commercial water heater industry.

   Water Products markets residential gas and electric water heaters through a diverse network of plumbing wholesalers in the United States. The majority of Water Products' sales is in the less cyclical replacement market although the new housing market is an important segment as well. The residential water heater market remains highly competitive with Water Products and three other manufacturers supplying over 90 percent of market requirements.

   Water Products markets commercial water heating systems through a diverse network of plumbing wholesalers in the United States and Canada. Commercial water heating systems are used in a wide range of applications including schools, nursing homes, hospitals, prisons, hotels, motels, laundries, restaurants, stadiums, amusement parks, car washes, and other large users of hot water. The commercial market is characterized by competition from a broader range of products and competitors than occurs in the residential market.

   Water Products Company established a joint venture with Nanjing Water Heater Company of China to manufacture instantaneous and storage type heaters for the Chinese market. Water Products Company is a majority owner of the venture, which is scheduled to begin operation in early 1996.

   The principal competitors in the Water Products segment are Rheem Manufacturing, State Industries, The American Water Heater Group (formerly SABH, Inc.) and Bradford-White. Water Products is the largest manufacturer of commercial water heaters and is a major manufacturer of residential water heaters in the United States.

   FIBERGLASS PRODUCTS

   Smith Fiberglass sales totaled $58.6 million in 1995; up slightly from 1994 sales of $57.9 million. Sales to the international petroleum industry were strong during 1995. This was offset by the continuing effects of strong competition in the service station market.

   Smith Fiberglass manufactures reinforced thermosetting resin piping and fittings used to carry corrosive materials. Typical applications include chemical and industrial plant piping, oil field piping, and underground distribution at gasoline service stations. Smith Fiberglass also manufactures high pressure fiberglass piping systems used in the petroleum production industry. Its products are sold through a network of distributors.

   Smith Fiberglass has formed a joint venture with Harbin Composites Corporation of Harbin, China to supply fiberglass pipe to the Chinese oil industry. Smith Fiberglass is a majority owner of the new venture, which is scheduled to begin production in early 1996.

   The company's principal products are sold in competitive markets with its major competitors being Ameron Corporation, Fibercast Company, Environ Corporation, and Total Containment Corporation.

   OTHER PRODUCTS

   Other Products includes Harvestore, AgriStor, and TecTank. Harvestore sales in 1995 were $40.6 million, which were about 9 percent higher than 1994 sales of $37.4 million. The increase was attributable to demand for waste water storage systems due to growing environmental concerns. AgriStor revenues in 1995 were $2.8 million, down 3 percent from $2.9 million in 1994. The lower revenues resulted from a decline in the size of AgriStor's lending portfolio and represents management's continued progress toward its goal to liquidate the agricultural finance business.

   Harvestore manufactures and markets agricultural feed storage and handling systems, and industrial and potable water and bulk storage systems. Harvestore's products are distributed through a network of independent dealers. AgriStor assists farm customers in the financing of Harvestore/R/ equipment out of offices in Milwaukee, Wisconsin and Columbus, Ohio.

   In December the Corporation purchased TecTank from the Pullman Company. TecTank, with fiscal 1995 sales of $49.0 million, is a manufacturer of epoxy-coated steel and aluminum storage tanks primarily used in industrial, food processing, water and waste water applications. It is one of the few manufacturers to supply factory-coated tanks to the market segments mentioned above. TecTank will complement Harvestore and provide the corporation with a more comprehensive product line for both dry storage and liquid storage applications.

   AgriStor competes with other agricultural banks and farm credit service companies. Harvestore's and TecTank's products are sold in competitive markets that include concrete, site-welded, and bolted tanks. Principal competitors include Columbian, Imperial, and Ladig.

   Raw Material

   Raw materials for the corporation's operations, which consist primarily of steel, copper, and aluminum, are generally available from several sources in adequate quantities.

   Seasonality

   The corporation's third quarter revenues and earnings have traditionally been lower than the other quarters due to Automotive Products' model year changeovers and customer plant shutdowns.

   Research and Development, Patents and Trademarks

   The corporation conducts new product and process development at its Corporate Technology Center in Milwaukee, Wisconsin, and at its operating unit locations. The objective of this activity is to increase the competitiveness of A. O. Smith and generate new products to fit the corporation's market knowledge. Total expenditures for research and development in 1995, 1994, and 1993 were approximately $9.7 million, $9.2 million and $7.6 million, respectively.

   The corporation owns and uses in its businesses various trademarks, trade names, patents, trade secrets, and licenses. While a number of these are important to the corporation, it does not consider a material part of its business to be dependent on any one of them.

   Employees

   The corporation and its subsidiaries employed approximately 13,000 persons in its operations as of December 31, 1995.

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

   Foreign Sales

   Total export sales from the U.S. were $135 million, $114 million, and $71 million in 1995, 1994, and 1993, respectively. The increase in sales from 1994 to 1995 was largely attributable to increased exports by Electrical Products Company and Harvestore. The amount of revenue and operating profit derived from, or the assets attributable to, sales outside the North American geographic area are not a substantial portion of total corporation operations.

   ITEM 2 - PROPERTIES

   The corporation manufactures its products in 38 locations worldwide. These facilities have an aggregate floor space of approximately 9,205,000 square feet, consisting of approximately 7,148,000 square feet owned by the corporation and 2,057,000 square feet of leased space. Thirteen of the corporation's facilities are foreign plants with approximately 1,144,000 square feet of space, including approximately 441,000 square feet which are leased.

   The manufacturing plants presently operated by the corporation are listed below by industry segment. This data excludes four plants operated by a Mexican affiliate.

                        United States                      Foreign
   OEM Products
   -Automotive Products Granite City, IL; Rockford,IL(2); Barrie, Canada (5,025,000 sq. ft.) Corydon, IN; Bowling Green, KY;
                        Belcamp, MD; Bellevue, OH;
                        Milan, TN; Milwaukee, WI

   -Electrical Products Mebane, NC; Mt. Sterling, KY;      Bray, Ireland;
   (1,641,000 sq. ft.)  Tipp City, OH; Upper Sandusky,OH   Acuna, Mexico;
                                                           Juarez, Mexico(5);
                                                           Monterrey, Mexico

   Water Products       Florence, KY; McBee, SC;           Stratford,
                                                           Canada(2);

   (1,402,000 sq. ft.)  El Paso, TX; Seattle, WA           Juarez, Mexico;
                                                           Veldhoven,
                                                            The Netherlands
   Fiberglass Products  Little Rock, AR (2);
   (438,000 sq. ft.)    Wichita, KS

   Other Products       Bakersfield, CA; DeKalb IL;
   (699,000 sq. ft.)    Parsons, KS; Fort Mills, SC;
                        Winchester, TN

   The principal equipment at the corporation's facilities consist of presses, welding, machining, slitting and other metal fabricating equipment, winding machines, and furnace and painting equipment. The corporation regards its plant and equipment as well-maintained and adequate for its needs. Multishift operations are used where necessary.

   In the fourth quarter of 1995, the Automotive Products Company, Water Products Company, and Smith Fiberglass Products Inc. each established a majority-owned joint venture in the People's Republic of China. The companies and partners are in the process of making investments in facilities.

   In addition, the corporation is in the process of acquiring facilities for two new Automotive Products Company plants in Plymouth, Michigan and Roanoke, Virginia, with start up of these facilities in 1996.

   ITEM 3 - LEGAL PROCEEDINGS

   As of December 31, 1995, the corporation and Harvestore were defendants in eight cases alleging damages for economic losses claimed to have arisen out of alleged defects in Harvestore animal feed storage equipment. Some plaintiffs are seeking punitive as well as compensatory damages. The corporation believes that a significant number of these claims were related to the deteriorated general farm economy. In 1995, fifteen cases were concluded. The corporation and Harvestore continue to vigorously defend these cases.

   Two of the eight pending cases contain class action allegations. One of the cases is a New York state court action which names the corporation, Harvestore, and two of its dealers as defendants. The court has denied the plaintiffs' motion to certify the class and has granted the defendants' motions dismissing some of the plaintiffs' allegations. The plaintiffs are appealing the court's rulings.

   The second case is pending in the Federal District Court for the Southern District of Ohio. It was filed in August 1992 and the court, in March 1994, conditionally certified it as a class action on behalf of purchasers and lessees of Harvestore structures manufactured by the corporation and Harvestore. A notice of the certification was mailed to the purported class members in the third quarter of 1994, with approximately 5,500 "opt out" forms being filed with the court, the impact of which is unknown.
   The court canceled a previously set trial date as a result of motions the corporation filed seeking summary judgment or in the alternative decertification of the class. The corporation is awaiting a ruling.

   Based on the facts currently available to management and its prior experience with lawsuits alleging damages for economic loss resulting from use of the Harvestore animal feed storage equipment, management is confident that the class action suits can be defeated and that the lawsuits do not represent a material threat to the corporation. The corporation believes that any damages, including any punitive damages, arising out of the pending cases are adequately covered by insurance and recorded reserves. No range of reasonably possible losses can be estimated because in most instances the complaint is silent as to the amount of the claim or states it as an unspecified amount in excess of the jurisdictional minimum. The corporation reevaluates its exposure periodically and makes adjustment of its reserves as appropriate.

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

   As part of its routine business operations, the corporation disposes of and recycles or reclaims certain industrial waste materials, chemicals, and solvents at disposal and recycling facilities which are licensed by appropriate federal, state and local agencies. In some instances, when those facilities are operated such that hazardous substances contaminate the soil and groundwater, the United States Environmental Protection Agency ("EPA") will designate the contaminated sites as Superfund sites, and will designate those parties which are believed to have contributed hazardous materials to the sites as potentially responsible parties ("PRPs"). Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA" or the "Superfund" law) and similar state laws, each PRP that contributes hazardous substances to a Superfund site is jointly and severally liable for the costs associated with cleaning up the site. Typically, PRPs negotiate with the EPA and those state environmental agencies that are involved in the matter regarding the selection and implementation of a plan to clean up the Superfund site and the terms and conditions under which the PRPs will be involved in the process. PRPs also negotiate with each other regarding allocation of each PRP's share of the clean up costs.

   The corporation is currently involved as a PRP in judicial and administrative proceedings initiated on behalf of the EPA seeking to clean up the environment at seventeen Superfund sites and to recover costs it
   has or will incur as a result of the clean up.   Certain state
   environmental agencies have also asserted claims to recover their clean up costs in some of these actions. The sites are as follows:

        Two separate but related sites in Kentucky involving the same storage and disposal operation. Proceedings were commenced on behalf of the EPA in the United States District Court for the District of Kentucky, Louisville Division in March 1988 with respect to these sites. A consent decree allocating liability among the PRPs for costs of remediation at the sites and the response costs of the EPA and the Commonwealth of Kentucky was executed by the corporation in September 1993. The consent decree was lodged by the Court in 1994 and the corporation paid the entire amount allocated to it as its share of the clean up costs. The corporation remains liable for a share of the cost overruns, but none are anticipated at this time.

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

        A municipal landfill in Michigan is the subject of a proceeding that was filed on behalf of the EPA in the United States District Court for the Western District of Michigan in this case in April 1991. In 1994 EPA required actions were taken and point source contaminants were removed by the end of the year. Work to determine the extent to which a long-term groundwater remedy may be required began in 1995.

        A county-owned incinerator, ash disposal lagoon, and landfill in Ohio. A proceeding was commenced on behalf of the EPA in the United States District Court for the Southern District of Ohio, Western Division regarding this site in December 1989. A final remedy was selected and the consent decree, which was executed by the PRPs and the EPA, was entered by the Court in March 1993. Work on the remedy began shortly after the consent decree was entered and has been progressing on schedule.

        An industrial and municipal waste landfill in Wisconsin. Separate proceedings commenced on behalf of the EPA and the State of Wisconsin in the United States District Court for the Eastern District of Wisconsin in November 1991 relative to this site were consolidated into a single matter in 1992. The consent decree entered into by the PRPs, the EPA, and the State of Wisconsin divides the site into two operable units, the first of which deals with soil remediation and an interim groundwater remedy and the second of which is anticipated to deal with the long-term groundwater remedy. The cap on the landfill was completed in 1994 and work on the interim groundwater remedy is underway. At this time, the extent to which long-term groundwater treatment will be required with respect to the second operable unit has not been determined.

        A drum disposal site in Wisconsin. In September 1992, the corporation joined a group of PRPs that attempted to negotiate with other PRPs and the EPA to come to agreement as to the respective liabilities of the PRPs involved at the site, the implementation of a plan to clean up the site, and the terms and conditions under which the PRPs would be involved in the process. In May 1993, after those negotiations stalled, the EPA issued an order to 17 of the PRPs, one of which was the corporation, under Section 106 of CERCLA requiring them to take certain measures to clean up the site. In 1994 the cap on the landfill was completed and construction of the groundwater monitoring and treatment system began. In 1995 the corporation settled all of its remaining liability at the site under an agreement with two of the major PRPs at the site which have assumed responsibility for completing the remediation required by the EPA.

        A former mining site in Colorado. The corporation held the majority of stock of a Colorado mining operation for a period of time beginning in 1936 and ending in 1942. Because of that stock ownership, the corporation was notified by the EPA in March 1993 that it is a PRP at the site. Estimates of clean-up costs at this site have been as high as $150,000,000. The corporation believes that a large majority of those costs relate to contamination caused by a corporation that worked the mine in the 1980s. In 1995, the EPA made an offer to negotiate de minimis settlements with each PRP that contributed less than 3% of the hazardous materials to the site. The corporation accepted that offer, and settlement negotiations are expected to begin in 1996. However, the corporation continues to maintain that it has valid defenses to any liability at this site.
        It is impossible at this time to reasonably estimate the corporation's liability at this site, if any.

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

        A site in Wisconsin that was formerly owned and operated by a drum recycling facility. When the property was being developed for residential purposes, it was discovered that the site is contaminated. Subsequently, the EPA notified a large group of PRPs that did business with the recycler that they are responsible for remediating the site. A PRP group was formed and it has agreed to remediate the site. The corporation joined that group in 1995. Some remedial activities have been performed at the site, but the full extent of the contamination and the types of remediation that will be required are still being investigated. It is impossible at this time to accurately estimate the total clean-up costs at the site or the corporation's liability for those costs, if any.

        Two separate but related sites in Kansas and Missouri involving the same PCB treatment business. In 1995, the corporation received a notice from the EPA that it is a PRP at the sites. Information concerning the extent of the contamination and the remediation that will be required is not available. According to information the EPA made available to the corporation, it is believed that the corporation did very little business with the PCB treatment operations and may qualify as a de minimis party.

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

   The corporation has compiled information regarding the cost to clean up all of the sites where the corporation has been designated a PRP by the EPA or a comparable state agency. The following estimates include amounts that have already been spent at the sites and estimates of amounts that will be spent to complete remediation activities. The corporation estimates that the total cost to clean up all of the sites is approximately $293.4 million. The corporation's estimate of the portion of the total for which the corporation is or may be responsible is approximately $7.3 million, of which $6.2 million has already been paid by the corporation and its insurance companies. The balance of the estimated cleanup costs is believed to be adequately covered by insurance and reserves which have been established by the corporation. To the best of the corporation's knowledge, the insurers have the financial ability to pay any such covered claims. The corporation reevaluates its exposure periodically and makes adjustment of its reserves as appropriate.

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

   With the exception of the former mining site in Colorado discussed above, the amount allocated to the corporation at any specific site, or in the aggregate for all sites, is not expected to be material. Concerning the former mining site, a judgment as to materiality is premature given the early stage of the investigation, the uncertainty regarding appropriate remediation and its costs, and the potential liability of governmental agencies in this case. However, even though the allocation process has not been completed at the site and settlement negotiations with the EPA have not yet begun, it is anticipated that the corporation's liability at the site will not be material because the EPA is treating the corporation as a potential de minimis party.

   Over the past several years, the corporation has self-insured a portion of its product liability loss exposure and other business risks. The corporation has established reserves which it believes are adequate to cover incurred claims. For the year ended December 31, 1995, the corporation had $60 million of third-party product liability insurance for individual losses in excess of $1.5 million and for aggregate losses in excess of $10 million.

   Reference also Note 13 in the Notes to the Consolidated Financial
   Statements.

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the security holders during the fourth quarter of 1995.

   EXECUTIVE OFFICERS OF THE CORPORATION

   Pursuant to General Instruction of G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the company's Proxy Statement for its 1996 Annual Meeting of Stockholders.

   ROBERT J. O'TOOLE

   Chairman of the Board of Directors, President, and Chief Executive Officer

   Mr. O'Toole, 55, became chairman of the board of directors in March 1992. He is a member of the Investment Policy Committee of the board. He was elected chief executive officer in March 1989. He was elected president, chief operating officer and a director in 1986. From November 1990 to May 1992, he served as head of the A. O. Smith Automotive Products Company, a division of the corporation. Mr. O'Toole joined the corporation in 1963. He is a director of Firstar Bank Milwaukee, N.A.

   GLEN R. BOMBERGER

   Executive Vice President, Chief Financial Officer, and Director

   Mr. Bomberger, 58, has been a director and executive vice president and chief financial officer of the corporation since 1986. He is a member of the Investment Policy Committee of the board of directors. Mr. Bomberger joined the corporation in 1960. He is currently a director and vice president-finance of Smith Investment Company. He is a director of Portico Funds, Inc.

   JOHN A. BERTRAND

   President ~ A. O. Smith Electrical Products Company

   Mr. Bertrand, 57, has been president of A. O. Smith Electrical Products Company, a division of the corporation, since 1986. Mr. Bertrand joined the corporation in 1960.

   CHARLES J. BISHOP

   Vice President ~ Corporate Technology

   Dr. Bishop, 54, has been vice president-corporate technology since 1985. Dr. Bishop joined the corporation in 1981.

   DONALD M. HEINRICH

   Vice President ~ Business Development

   Mr. Heinrich, 43, was elected vice president-business development in October 1992. Previously, from 1990 to 1992, he was president of DM Heinrich & Co., a financial advisory firm. From 1983 to 1990, he was senior vice president of Shearson Lehman Brothers, an investment banking firm.

   JOHN J. KITA

   Treasurer and Controller

   Mr. Kita, 40, was elected treasurer and controller on February 6, 1995. Prior thereto, he served as assistant treasurer since he joined the corporation in 1988.

   SAMUEL LICAVOLI

   President ~ A. O. Smith Automotive Products Company

   Mr. Licavoli, 54, was appointed president of A. O. Smith Automotive Products Company, a division of the corporation, in May 1992. Previously, from 1988 to 1992, he was senior vice president, and from 1984 to 1988, vice president of operations for Walker Manufacturing Company's OEM division, an automotive products company.

   RONALD E. MASSA

   President ~ A. O. Smith Water Products Company

   Mr. Massa, 46, became the president of A. O. Smith Water Products Company, a division of the corporation, in June 1995. He served as the executive vice president-manufacturing and engineering since 1992 and has held other management positions in the Water Products Company. He joined the corporation in 1976.

   ALBERT E. MEDICE

   Vice President ~ Europe

   Mr. Medice, 52, was elected vice president ~ Europe in February 1995. Previously, from 1990 to 1995, he was the general manager of A. O. Smith Electric Motors (Ireland) Ltd., a subsidiary of the corporation. Mr. Medice joined the corporation in 1986 as vice president-marketing for its Electrical Products Company division.

   EDWARD J. O'CONNOR

   Vice President ~ Human Resources and Public Affairs

   Mr. O'Connor, 55, has been vice president-human resources and public affairs for the corporation since 1986. He joined the corporation in 1970.

   W. DAVID ROMOSER

   Vice President, General Counsel and Secretary

   Mr. Romoser, 52, was elected vice president, general counsel and secretary in March 1992. Prior thereto, he was vice president, general counsel, and secretary from 1988 to 1992 and general counsel and secretary from 1982 to 1988 of Amsted Industries Incorporated, a manufacturer of railroad, building and construction and industrial products.

   JAMES C. SCHAAP

   President ~ A. O. Smith Harvestore Products, Inc.

   Mr. Schaap, 54, has been president of A. O. Smith Harvestore Products, Inc., a subsidiary of the corporation, since 1988. He joined the corporation in 1977.

   WILLIAM V. WATERS

   President ~ Smith Fiberglass Products Inc.

   Mr. Waters, 61, has been president of Smith Fiberglass Products Inc., a subsidiary of the corporation, since 1988. He joined the corporation in 1960.

                                     PART II

   ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   (a) Market Information. The Class A Common Stock of A. O. Smith Corporation is listed on the American Stock Exchange. As of December 14, 1994, the Common Stock began trading on the New York Stock Exchange. The symbols for these classes of the corporation's stock are: SMCA for the Class A Common Stock and AOS for the Common Stock. Firstar Trust Company, P.O. Box 2077, Milwaukee, Wisconsin 53201 serves as the registrar, stock transfer agent, and the dividend reinvestment agent for both classes of the corporation's common stock.

   Quarterly Common Stock Price Range

        1995                1st Qtr.      2nd Qtr.    3rd Qtr.     4th Qtr.
        Class A Common
        High                  24-3/8        24-7/8      28-7/8       27-1/4
        Low                   19-3/8        22-1/8      23-3/4       20-1/8

        Common Stock
        High                  24-5/8        24-7/8      28-5/8       25-7/8
        Low                   19-1/8        21-7/8      23-5/8       19-1/8

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


   (b) Holders. As of January 31, 1996, the approximate number of holders of Class A Common Stock and Common Stock were 700 and 1300, respectively.

   (c) Dividends. Dividends paid on the common stock are shown in Note 15 to the Consolidated Financial Statements appearing elsewhere herein. The corporation's credit agreements contain certain conditions and provisions which restrict the corporation's payment of dividends. Under the most restrictive of these provisions, retained earnings of $107.3 million were unrestricted as of December 31, 1995.


   ITEM 6 - SELECTED FINANCIAL DATA
   (Dollars in Thousands, except per share amounts)
                                      Year Ended December 31
                            1995       1994        1993        1992      1991
   Net Revenues       $1,544,770 $1,373,546  $1,193,870  $1,046,345  $915,833

   Earnings (loss)
    Continuing
     operations           61,413     57,347      42,678      27,206     3,450
    Cumulative effect
     of accounting
     changes                   --         --          --     (44,522)       --
   Net earnings (loss)    61,413     57,347      42,678     (17,316)    3,450
   Net earnings (loss)
    applicable to
    common stock          61,413     57,347      42,678     (18,172)       25

   Primary earnings
    (loss) per share
    of common stock
    Earnings before
     cumulative effect
     of accounting
     changes               $2.94      $2.75       $2.08       $1.40     $ .00
    Realization of
     tax credits             .00        .00         .00         .08       .00
                           -----      -----       -----       -----     -----
    Earnings before
     effect of
     postretirement
     benefits               2.94       2.75        2.08        1.48       .00
    Change in
     postretirement
     benefits, net
     of taxes                .00        .00         .00       (2.44)      .00
                           -----      -----       -----       -----     -----
    Net earnings
     (loss)                $2.94      $2.75       $2.08       $(.96)    $ .00
                           =====      =====       =====       ======    =====
   Fully diluted earnings
    (loss) per share of
    common stock
    Earnings before
     cumulative effect of
     accounting changes    $2.94      $2.75       $2.08       $1.33     $ .00
    Realization of
     tax credits             .00        .00         .00         .08       .00
                           -----      -----       -----       -----     -----
    Earnings before
     effect of
     postretirement
     benefits               2.94       2.75        2.08        1.41       .00
    Change in
     postretirement
     benefits, net
     of taxes                .00        .00         .00       (2.25)*     .00
                           -----      -----       -----       -----     -----
    Net earnings (loss)    $2.94      $2.75       $2.08       $(.84)*   $ .00
                           =====      =====       =====       ======    =====

   Total assets          952,918    847,857     823,099     768,987   754,332

   Long-term debt,
    including
    finance subsidiary   190,938    166,126     190,574     236,621   249,186

   Total stockholders'
    equity               372,364    312,745     269,630     244,656   266,897

   Cash dividends per
    common share            $.58       $.50      $.42**        $.40      $.40


   * For 1992, the net loss per share amounts are antidilutive because of the conversion of preferred stock.
   **   Excludes special dividend of .25 per share (split adjusted).

   Effective January 1, 1992, the corporation adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." In addition, on January 1, 1992, the corporation adopted FAS No. 109, "Accounting for Income Taxes."

   ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   A. O. Smith Corporation achieved record earnings of $61.4 million or $2.94 per share in 1995 versus $57.3 million or $2.75 per share in 1994. Three units, Automotive Products, Electrical Products, and Water Products established new sales records in 1995. Details of individual unit performance will be discussed later in this section.

   Working capital at December 31, 1995 was $138.8 million compared to $113.6 million and $80.7 million at December 31, 1994 and 1993, respectively. Higher working capital requirements, predominantly accounts receivable and customer tooling, supported higher sales in 1995 versus 1994. Higher sales in 1994 versus 1993 also led to increased working capital requirements, particularly for accounts receivable, customer tooling and inventory, which were modestly offset by related increases in trade payables.

   Capital expenditures were $91.0 million in 1995 compared to $76.1 million in 1994 and $54.7 million in 1993. Capital spending in 1995 was higher than 1994 levels due principally to new Automotive Products Company programs.

   For 1996, the corporation projects capital expenditures, excluding investments in joint ventures, to be between $120 and $140 million. A significant portion of these expenditures is associated with two new Automotive Products Company manufacturing plants in Roanoke, Virginia and Plymouth, Michigan. The corporation anticipates that the majority of the planned cash requirements will be funded with cash flow from operations.

   In the fourth quarter of 1995, the corporation established three joint ventures in the People's Republic of China. The corporation will maintain the majority interest in each of these businesses. In addition to the above mentioned capital expenditures, the corporation expects to invest approximately $25 million in these ventures in 1996.

   Long-term debt, excluding debt of the finance subsidiary, increased from $136.8 million at the end of 1994 to $167.1 million at the end of 1995. The majority of the increase was due to the acquisition of Peabody TecTank for approximately $18 million. The long-term debt of the finance subsidiary has been reduced from $29.4 million in 1994 to $23.8 million at December 31, 1995, as the planned liquidation of AgriStor Credit Corporation continued. Despite the higher debt level, an increased equity base allowed the total debt to total capital ratio, excluding the finance subsidiary, to remain relatively constant at 31.5 percent and 31 percent in 1995 and 1994, respectively. Given the capital spending and investment activities mentioned above, the corporation projects that the total debt to total capital ratio will be higher in 1996, but should return to a percentage more in line with recent years in 1997.

   In June 1995, the corporation's multi-year revolving credit agreement was increased to $160 million and extended to June 30, 2000. The amended agreement carries lower fees and borrowing costs.

   During 1995, the corporation drew down $60 million of long-term debt under various loan facilities. The notes range in term from ten to fifteen years. During the year, the corporation entered into two loan facilities with insurance companies, which as of December 31, 1995, give it the ability to borrow up to $80 million.

   The corporation uses futures contracts to fix the cost of portions of its expected raw materials needs, primarily for copper and aluminum, with the objective of reducing risk due to market price fluctuations. In addition, the corporation enters into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on its income. Differences between the corporation's fixed price and current market prices on raw materials contracts are included as part of inventory cost when the contracts mature. Differences between the corporation's fixed price and current market prices on currency contracts are recognized in the same period in which gains or losses from the transactions being hedged are recognized and, accordingly, no net gain or loss is realized when contracts mature. The corporation does not engage in speculation in its derivatives strategies. The effect of these programs was not material on the results of operations for 1995, 1994, or 1993.

   At the present time, the corporation is not a party to any contracts to manage its exposure to interest rate changes related to its borrowing. The corporation does not expect interest rate movements to significantly affect its liquidity or operating results in the foreseeable future. At December 31, 1995, the corporation's floating rate debt amounted to 47 percent of its total debt.

   On December 14, 1994, the A. O. Smith Common Stock (AOS) moved from the American Stock Exchange back to the New York Stock Exchange after an absence of ten years. This move was made to enhance the recognition of the corporation's Common Stock.

   At its April 6, 1995 meeting, A. O. Smith Corporation's Board of Directors increased the regular quarterly dividend by 15 percent to $.15 per share on its common stocks (Class A and Common). The last three quarterly dividend payments in 1995 were paid at this rate, resulting in a total of $.58 per share being paid versus $.50 per share in 1994. A. O. Smith Corporation has paid dividends on its common stock for 56 consecutive years.

   Results of Operations

   Revenues in 1995 were $1.54 billion, achieving record levels for the third consecutive year and surpassing 1994 revenues of $1.37 billion by 12.5 percent and 1993 revenues of $1.19 billion by 29.4 percent. Despite competitive conditions in all of the markets the corporation serves, each operating company's sales increased over the prior year. The most significant revenue improvements occurred in the OEM segment of the corporation, comprised of the Automotive Products and Electrical Products companies, and provided almost 93 percent of the increased revenues in 1995.

   The corporation's gross profit margin in 1995 was 14.4 percent or one percent and one half percent lower than the profit margins experienced in 1994 and 1993, respectively. The reduced margin was due mostly to a series of one-time unrelated occurrences at the Automotive Products Company which more than offset the favorable influence of increased volume throughout the corporation. During 1995, launch costs associated with several new product programs had an adverse impact on margins. The most significant decline in margins occurred in the third quarter. Extremely heavy demand at the Automotive Products Company for light and heavy truck products created unusual pressures on production schedules, particularly at the company's Milwaukee, Wisconsin facilities. The impact of strong demand was accompanied by unprecedented hot weather as well as labor-related inefficiencies in its Milwaukee operations.

   Automotive Products Company achieved record sales of $845.3 million in 1995 surpassing the previous year's record of $722.7 million by $122.6 million or 17 percent. Sales in 1993 were $606.3 million. The record-setting sales performance was especially encouraging considering it was achieved in a domestic automotive market for light vehicles that decreased by approximately three percent from the prior year. Automotive continues to benefit from providing full frame assemblies and other products associated with popular models within the light truck segment. Most of the 1995 sales increase was attributable to recent new product programs which supply the expanding sport utility market. Demand within the heavy truck market remained strong in 1995 and resulted in record sales for the Automotive heavy truck operations.

   Automotive's trend of increasing earnings which commenced in 1991 was curtailed in 1995 as operating profits were less than 1994. The impact of the aforementioned product launch costs, record summer heat, unprecedented product demand, and labor contract issues presented an obstacle that could not be overcome by the increased volume.

   Automotive anticipates that 1996 earnings will benefit from the recently ratified, four-year labor agreement. The new contract should resolve labor productivity issues which negatively affected 1995. Automotive's aggressive efforts to expand its presence in the light truck/sport utility market, as evidenced by several new product launches and redesign programs, and the forecast of a modest recovery in light vehicle sales in 1996 should also prove beneficial. The company will be confronted by costs related to the start-up of two new regional assembly plants in 1996 and will be further challenged by the costs associated with new products and redesign programs.

   The corporation's 40 percent owned Mexican affiliate, Metalsa, S.A., experienced a very good year. Equity in earnings was $3.4 million in 1995 compared to $1.6 million and $2.3 million in 1994 and 1993, respectively.

   A significant portion of Metalsa's sales are for the export market and are denominated in U.S. dollars. Due to increased export shipments and a lower cost structure reflecting the benefits of realigned operations, the affiliate's results compare positively to 1994. Total sales as expressed in dollars were down from 1994 levels as an increase in dollar-denominated export sales was not sufficient to offset the decline in domestic sales.

   In 1994, Metalsa's sales were approximately the same as the prior year. Earnings in 1994 were lower than 1993 due to restructuring and product launch costs. In 1995, a translation loss of $.5 million was incurred and reflected in earnings. Due to the decline in the value of the peso, in late 1994, the corporation recorded a translation adjustment of $7.5 million in stockholders' equity. There were no similar adjustments in 1993, as the value of the peso was fairly constant.

   Electrical Products Company sales in 1995 increased $36.1 million or almost 13 percent to a record $317.3 million from 1994 sales of $281.2 million. Sales in 1993 were $242.5 million. The company's major motor markets continued to expand in 1995 although the growth exhibited was not as strong as was experienced in 1994. While much of the increased volume in 1994 was due to low finished goods levels at which many motor markets entered 1994, the increased volume in 1995 was the result of obtaining incremental share in several market segments. Strong global demand for compressors bolstered hermetic motor sales significantly in 1995. The company's position as a low-cost producer of fractional horsepower fan motors and a revitalized domestic heating, ventilation, and air conditioning industry resulted in a double-digit percentage increase over the prior year's sales in this segment. The company's continued focused penetration of the international markets provided a 50 percent increase in export sales in 1995. Sales into the motor aftermarket increased significantly in 1995 due to new merchandising strategies and favorable alignment with several key wholesale distributors.

   Profits for the Electrical Products Company in 1995 demonstrated substantial improvement from a relatively good earnings year experienced in 1994. The increase in 1994 earnings over those in 1993 resulted from the transfer of production to the company's lower cost facilities which occurred in 1993. During 1995, the company continued its successful strategy of concentrating manufacturing activities in the most efficient plant locations. Additionally, the company upgraded capital equipment in all of its plant locations resulting in further productivity gains. This combination of significantly higher volumes, concentration of production in low cost facilities, and improved technology was responsible for the increased earnings in 1995.

   Electrical Products is positioned to surpass 1995's strong performance in 1996 assuming its ability to retain newly acquired market share and continued strong market conditions entering the new year.

   Sales for the Water Products Company were $276.0 million in 1995, increasing slightly from $271.5 million in 1994 and establishing a record for the fourth consecutive year. Sales in 1993 were $248.1 million.
   While sales of residential water heaters in 1994 benefitted from a shift in demand to the fourth quarter of that year due to an announced price increase effective as of January 1, 1995, sales in early 1995 were adversely impacted. In contrast to the residential inventory situation, the commercial water heater industry entered 1995 with low inventory levels. Demand for commercial products in 1995 rebounded from the depressed levels experienced in 1994. The combination of low inventory levels at the start of the year and an expanded market, coupled with Water Products strong position in the wholesale channels and broad commercial product offering resulted in a significant gain in market share in 1995.

   Although total sales increased only modestly in 1995, earnings for the Water Products Company were seven percent higher than 1994 and also established a record for the fourth consecutive year. The increased volume of the higher-margin commercial product more than offset the adverse impact of lower volume and pricing for residential water heaters.

   Water Products anticipates that 1996 will provide further growth in sales as the residential market returns to more normal growth patterns and our Chinese joint venture begins operations.

   Smith Fiberglass Products Inc. 1995 sales of $58.6 million were modestly higher than 1994 sales of $57.9 million and slightly less than the record sales of $58.9 million established in 1993. While sales were at levels comparable to the prior two years, the mix among the company's various markets was substantially different. Sales of fiberglass pipe to service stations in 1995 were significantly lower than 1994 and were at the lowest levels in three years. This decline in the petroleum marketing segment was caused by a significant slowdown in construction, poor weather early in the year, and loss of market share to flexible hose products. Sales to the chemical and industrial market increased over the prior two years as fiberglass pipe continues to gain acceptance as an alternative to its iron and steel counterparts. Shipments to the domestic petroleum production industry showed improvement during the second half of 1995 as a result of stable oil prices. Strong export sales to South American oil fields also helped offset declines in the petroleum marketing segment.

   Earnings for Fiberglass Products in 1995 were lower than the previous two years. The higher concentration of sales in the company's lower-margin product lines was a major cause of the earnings decline. Additional costs associated with establishing a joint venture in China, as well as other new marketing initiatives, also affected 1995 earnings.

   Fiberglass Products' projections for 1996 reflect an improvement in earnings, however a return to the record earnings level of 1993 is not expected. Most of the growth will come from new corrosion resistant product offerings to the chemical and industrial market, an increased presence in the international market, and additional export shipments.

   Revenues for the corporation's other operations were $47.6 million in 1995, an increase of $7.4 million and $9.5 million over 1994 and 1993, respectively. Sales in 1995 for A. O. Smith Harvestore Products, Inc. (Harvestore), were $40.6 million, an 8.7 percent increase over 1994 and the highest total since 1984. The major growth in sales occurred in the municipal and industrial segment of the business where a record for unit volume was established in 1995. Harvestore's agricultural business exhibited mixed results in 1995 as sales of its newest chain unloader increased 25 percent over 1994 while sales of Slurrystore structures declined after five years of volume growth. Earnings in 1995 for Harvestore were much improved over both 1994 and 1993 as a result of higher volume.

   To further expand opportunities in the municipal and industrial storage market the corporation acquired Peabody TecTank Inc. from the Pullman Company, Inc. in December 1995. TecTank is a manufacturer of bolted steel tanks and shop welded steel, stainless steel, and aluminum tanks. TecTank had sales of $49 million in fiscal 1995 and will more than double the corporation's presence in the storage tank market. Sales and earnings since the acquisition of this wholly owned subsidiary have been included in the Other Products segment of the corporation and were not significant to 1995 results.

   Revenues for AgriStor Credit Corporation were $2.8 million, $2.9 million, and $4.8 million in 1995, 1994, and 1993, respectively. The trend of decreasing revenues is reflective of management's desire to liquidate this finance subsidiary. Interest costs and administrative expenses have declined consistently throughout the liquidation process. The costs associated with non-performing contracts were significantly less in 1995 than 1994, thereby reducing the loss incurred in 1995.

   Management is encouraged by the fact that the Other Products segment of the corporation has gone from a net after tax loss of $.17 per share in both 1994 and 1993 to break-even in 1995. The future for this segment of the corporation has improved substantially with the aforementioned TecTank acquisition increasing penetration of the storage tank market as well as providing an expanded international presence with several foreign sales offices.

   Selling, general, and administrative (SGA) expense for the corporation in 1995 was $113.0 million compared to $108.3 million and $96.3 million in 1994 and 1993, respectively. The majority of the increase during this period was caused by higher employee incentive and profit sharing provisions, increased commissions, and other expenses in support of additional sales volume. The amount of increase in SGA in 1995 was substantially less than 1994 due to a significant reduction in the amount of bad debt expenditures and re-marketing costs associated with repossessed equipment incurred by AgriStor Credit Corporation. As a percent of sales, selling, general, and administrative expenses have declined steadily from 8.1 percent in 1993 to 7.3 percent in 1995.

   Interest expense increased $1.0 million in 1995 to $13.1 million from $12.1 million in 1994. Interest expense in 1993 was $13.4 million. The increase in interest expense in 1995 reflected higher average interest rates. The decline in interest expense from 1993 to 1994 was a function of lower debt levels.

   The corporation's effective income tax rate decreased to 37.9 percent in 1995 from 38.3 percent and 41 percent in 1994 and 1993, respectively. The slight decline in rate in 1995 was caused primarily by lower state income and franchise tax provisions and tax benefits associated with the corporation's newly created foreign sales corporation. The relatively high rate in 1993 was due to the one percent federal rate increase including the cumulative impact on prior years.

   In the fourth quarter of 1995, the Automotive Products Company, Water Products Company, and Smith Fiberglass Products Inc. each established a joint venture in the People's Republic of China. The companies and their partners are in the process of making the required initial investments. When all the capital contributions and shareholder loans have been made, A.O. Smith Corporation will hold a majority interest in each venture.

   In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The corporation will adopt Statement No. 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

   The corporation has applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock option plans. No decision has been reached as to how the corporation will apply, beginning in 1996, recently issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which permits the corporation to continue accounting for stock options in the same manner with fair value disclosures or measure compensation cost by the fair value of stock options granted.

   The corporation entered 1995 with the aggressive objective of establishing record earnings for the third consecutive year. The goal was achieved, as net earnings in 1995 were $61.4 million or $2.94 per share surpassing the previous record of $57.3 million or $2.75 per share earned in 1994. The corporation earned $42.7 million or $2.08 per share in 1993. The record-setting performance in 1995 was accomplished despite the challenges presented by weather issues, union contract negotiations, and volatile Mexican economic conditions.

   The corporation is committed to extending its string of record-setting performances in 1996. Achieving this goal will require successfully contending with a new set of challenges including: start-up of the Chinese joint ventures and two regional assembly facilities for Automotive Products Company; integration of the recently acquired Peabody TecTank business; and the introduction of new product programs throughout the corporation.

   ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Index to Financial Statements:                         Form 10-K
                                                          Page Number

   Report of Independent Auditors .......................      23

   Consolidated Balance Sheet at December 31, 1995
        and 1994.........................................      24

   For each of the three years in the period ended December 31, 1995:

        - Consolidated Statement of Earnings
             and Retained Earnings ......................      25

        - Consolidated Statement of Cash Flows ..........      26

   Notes to Consolidated Financial Statements ...........   27-42

   REPORT OF ERNST & YOUNG LLP,
   INDEPENDENT AUDITORS

   The Board of Directors and Stockholders
   A. O. Smith Corporation

   We have audited the accompanying consolidated balance sheet of A. O. Smith Corporation as of December 31, 1995 and 1994 and the related consolidated statements of earnings and retained earnings and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index in Item 14(a). These financial statements and schedule are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. O. Smith Corporation at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                             ERNST & YOUNG LLP

   Milwaukee, Wisconsin
   January 16, 1996

   CONSOLIDATED BALANCE SHEET

   December 31 (dollars in thousands)
   Assets                                             1995           1994
        Current Assets
        Cash and cash equivalents                $   5,694      $   8,485
        Trade receivables                          165,924        132,630
        Finance subsidiary receivables and leases   13,449         16,361
        Customer tooling                            30,799         24,489
        Inventories                                103,540        110,863
        Deferred income taxes                       17,542         28,100
        Other current assets                        15,537          8,592
                                                 ---------        -------
        Total Current Assets                       352,485        329,520

        Investments in and advances to affiliated
         companies                                  21,577         17,326
        Deferred model change                       25,246         18,638
        Finance subsidiary receivables and leases   26,950         37,842
        Other assets                                79,305         42,751
        Net property, plant, and equipment         447,355        401,780
                                                 ---------        -------
        Total Assets                             $ 952,918      $ 847,857
                                                 =========       ========
   Liabilities
        Current Liabilities
        Trade payables                           $ 112,645      $ 112,940
        Accrued payroll and benefits                47,763         49,289
        Postretirement benefit obligation            7,837          9,573
        Accrued liabilities                         37,964         34,806
        Income taxes                                 2,505          2,060
        Long-term debt due within one year           3,925          3,775
        Finance subsidiary long-term debt due
         within one year                             1,008          3,480
                                                 ---------        -------
         Total Current Liabilities                 213,647        215,923

        Long-term debt                             167,139        136,769
        Finance subsidiary long-term debt           23,799         29,357
        Postretirement benefit obligation           74,799         72,388
        Product warranty                            16,658         15,089
        Deferred income taxes                       63,239         54,445
        Other liabilities                           15,297         11,141
                                                 ---------        -------
        Total Liabilities                          574,578        535,112
        Commitments and contingencies
          (notes 7 and 13)
        Minority interests in joint ventures         5,976             --

   Stockholders' Equity
        Preferred Stock                                 --             --
        Class A Common Stock (shares issued
          5,888,601 and 6,035,541)                  29,443         30,178
        Common Stock (shares issued
          15,811,049 and 15,664,109)                15,811         15,664
        Capital in excess of par value              68,871         68,209
        Retained earnings                          273,751        224,467
        Cumulative foreign currency
          translation adjustments                   (7,499)        (8,035)
        Pension liability adjustment                    --         (9,653)
        Treasury stock at cost                      (8,013)        (8,085)
                                                 ---------        -------
        Total Stockholders' Equity                 372,364        312,745
                                                 ---------        -------
        Total Liabilities and
          Stockholders' Equity                   $ 952,918      $ 847,857
                                                 =========      =========

   See accompanying notes which are an integral part of these statements.

   CONSOLIDATED STATEMENT OF EARNINGS AND RETAINED EARNINGS

   Years ended December 31 (dollars in thousands,
     except per share amounts)
   Earnings                                   1995       1994        1993

        Net revenues                      $1,544,770 $1,373,546  $1,193,870
        Cost of products sold              1,321,591  1,162,096   1,015,397
                                           ---------  ---------   ---------
        Gross profit                         223,179    211,450     178,473
        Selling, general, and
          administrative expenses            113,018    108,271      96,345
        Interest expense                      13,093     12,085      13,431
        Other expense - net                    3,546        591         179
                                            --------    -------     -------
                                              93,522     90,503      68,518
        Provision for income taxes            35,473     34,707      28,124
                                            --------    -------     -------
        Earnings before equity in
          earnings of affiliated
          companies                           58,049     55,796      40,394
        Equity in earnings of
          affiliated companies                 3,364      1,551       2,284
                                             -------    -------     -------
   Net Earnings                               61,413     57,347      42,678

   Retained Earnings
        Balance at beginning of year         224,467    177,543     147,065
        Cash dividends on common stock       (12,129)   (10,423)    (12,200)
                                            --------   --------    --------
   Balance at End of Year                   $273,751   $224,467    $177,543
                                            ========   ========    ========
   Net Earnings Per Common Share               $2.94      $2.75       $2.08
                                               =====      =====       =====

   See accompanying notes which are an integral part of these statements.

   CONSOLIDATED STATEMENT OF CASH FLOWS

   Years ended December 31 (dollars in thousands)
   Cash Flow from Operating Activities          1995       1994        1993

        Net earnings                        $ 61,413   $ 57,347    $ 42,678
        Adjustments to reconcile net
         earnings to net cash provided
         by operating activities:
          Depreciation                        55,701     49,160      42,607
          Deferred income taxes               14,987     14,296      11,800
          Deferred income taxes               14,296     11,800     (22,928)
          Equity in earnings of affiliated
           companies, net of dividends        (3,364)      (751)        516
          Deferred model change and software
           amortization                       11,238      8,078       9,080
        Net change in current assets
         and liabilities                     (28,422)   (29,415)     (1,310)
        Net change in noncurrent assets
         and liabilities                       4,938     13,401       4,640
          Other                                 (975)     7,357       5,340
                                             -------    -------     -------
   Cash Provided by Operating Activities     115,516    119,473     115,351
                                             -------    -------     -------
   Cash Flow from Investing Activities
        Capital expenditures                 (91,001)   (76,133)    (54,703)
        Purchase of subsidiary               (18,000)        --          --
        Deferred model change expenditures   (13,619)    (7,921)     (1,586)
        Other                                 (6,739)      (699)       (562)
                                            --------     ------      ------
   Cash Used by Investing Activities        (129,359)   (84,753)    (56,851)

   Cash Flow before Financing Activities     (13,843)    34,720      58,500

   Cash Flow from Financing Activities
        Long-term debt incurred               65,000         --      30,000
        Long-term debt retired               (34,480)   (17,126)    (53,020)
        Finance subsidiary net long-term
         debt retired                         (8,030)   (14,484)    (21,417)
        Net proceeds from common stock
         and option activity                      49      1,764       1,787
        Tax benefit from exercise of
         stock options                            96      2,132       2,227
        Joint ventures partners'
         contributions                           546         --          --
        Dividends paid                       (12,129)   (10,423)    (12,200)
                                             -------     ------      ------
   Cash Provided (Used) by
     Financing Activities                     11,052    (38,137)    (52,623)
                                             -------    -------      ------
       Net increase (decrease) in cash
         and cash equivalents                 (2,791)    (3,417)      5,877
        Cash and cash equivalents--
         beginning of year                     8,485     11,902       6,025
                                            --------   --------    --------
   Cash and Cash Equivalents--End of Year   $  5,694   $  8,485    $ 11,902
                                            ========   ========    ========

   See accompanying notes which are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.   Organization and Significant Accounting Policies

   Organization. A.O. Smith Corporation is a diversified manufacturer serving customers world-wide. The corporation's major product lines include: automotive structural components; fractional horsepower and hermetic electric motors; residential and commercial water heaters; fiberglass piping systems and water, waste water, and dry storage tanks. The corporation's products are marketed primarily in North America. The major automotive manufacturers and other original equipment manufacturers are the largest customers of the automotive and electrical products units. Water heaters are distributed through a diverse network of plumbing wholesalers. Fiberglass piping is sold through a network of distributors to the service station market and the petroleum production industry as well as the chemical/industrial market. The corporation's storage tanks and handling systems are sold through a network of dealers to municipalities, industrial concerns, and farmers.

   Consolidation and basis of presentation. The consolidated financial statements include the accounts of the corporation and its wholly-owned subsidiaries and majority owned joint ventures.

   Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Foreign currency translation. For all subsidiaries outside the United States with the exception of entities in Mexico, the corporation uses the local currency as the functional currency. For these operations, assets and liabilities are translated into U.S. dollars at year-end exchange rates and weighted average exchange rates are used for revenues and expenses. The resulting translation adjustments are recorded as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in net earnings. For the corporation's Mexican affiliate and subsidiaries, the U.S. dollar is used as the functional currency. Accordingly, cash and certain other monetary assets and liabilities, such as receivables and payables, and revenues and expenses are translated into U.S. dollars using current exchange rates. Inventories and nonmonetary assets, such as fixed assets, are translated into U.S. dollars using historical exchange rates. The resulting translation adjustments and gains and losses from foreign currency transactions are reflected in net earnings.

   Inventory valuation. Inventories are carried at lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for a significant portion of domestic inventories. Inventories of foreign subsidiaries and supplies are determined using the first-in, first-out
   (FIFO) method.

   Derivative instruments. The corporation enters into futures contracts to fix the cost of certain raw material purchases, principally copper and aluminum, with the objective of minimizing cost risk due to market fluctuations. Any differences between the corporation's fixed price and current market prices are included as part of the inventory cost when the contracts mature. As of December 31, 1995, the corporation had contracts covering the majority of its expected copper and aluminum requirements for 1996, with varying maturities in 1996, the longest duration of which is December 1996. These futures contracts limit the impact from both favorable and unfavorable price changes.

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

   The corporation does not engage in speculation. The difference between market and contract rates is recognized in the same period in which gains or losses from the transactions being hedged are recognized. The contracts, which are executed with major financial institutions, generally mature within one year and no credit loss is anticipated for failure of the counterparties to perform.

   The following table summarizes, by currency, the corporation's forward exchange contracts.

   December 31 (dollars in thousands)      1995               1994
                                      Buy       Sell      Buy       Sell

        U.S. dollars               $ 3,102    $   --   $ 2,400   $ 3,840
        British pounds               4,659        --     4,489        --
        Canadian dollars             5,454        --     5,714        --
        French franc                    --     1,483        --     2,591
        German deutsche mark           329     3,208        --     3,587
        Italian lira                    --       992     3,801        --
        Mexican peso                 3,808        --    17,418        --
                                   -------   -------   -------   -------
          Total                    $17,352   $ 5,683   $33,822   $10,018
                                   =======   =======   =======   =======

   The contracts in place at December 31, 1995 and 1994 amounted to approximately 35 and 58 percent, respectively, of the corporation's anticipated subsequent year exposure for those currencies hedged.

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

   Research and development. Research and development costs are charged to expense as incurred and amounted to approximately $9.7, $9.2, and $7.6 million during 1995, 1994, and 1993, respectively.

   Earnings per share of common stock. Earnings per common share are computed using the weighted average number of shares outstanding during the year. The effect of shares issuable under stock compensation plans is not significant.

   Reclassifications. Certain prior year amounts have been reclassified to conform to the 1995 presentation.

   2.   Acquisition and Joint Ventures

   On December 6, 1995, the corporation acquired the stock of Peabody TecTank Inc. (TecTank), a manufacturer of environmental bulk storage tanks, for approximately $18 million, subject to final adjustment of the purchase price. The transaction has been accounted for as a purchase and the consolidated financial statements include the results of TecTank from the date of acquisition. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the respective fair values at the date of acquisition. The excess of the purchase price over the fair values of net assets acquired has been recorded as goodwill and will be amortized over 15 years. The allocation is preliminary pending completion of an appraisal. The proforma effect of this acquisition would not be significant to either 1995 or 1994 operating results.

   In the fourth quarter of 1995, the corporation established three joint ventures in the People's Republic of China. The corporation and its partners are in the process of making their initial investments. When the ventures are completed, the corporation will hold a majority interest in each. In 1995, the corporation's partners contributed to the ventures non-cash assets valued at approximately $5.4 million. The balance sheet accounts of the ventures are included in the consolidated financial statements with the corporation's partners' pro rata share of the net assets reflected as minority interest. Once operations begin, the operating results will be reflected in the Consolidated Statement of Earnings to the extent of the corporation's ownership.

   3.   Statement of Cash Flows

   For purposes of the Consolidated Statement of Cash Flows, cash and cash equivalents include investments with original maturities of three months or less. Supplemental cash flow information is as follows:

   Years ended December 31
     (dollars in thousands)                   1995        1994       1993

   Change in current assets and liabilities:
        Trade receivables and customer
         tooling                           $(31,379)   $(15,131)  $(35,008)
        Finance subsidiary receivables        2,912       2,790        529
        Inventories                          10,657     (21,059)   (17,054)
        Other current assets                 (3,976)      6,180     (5,297)
        Trade payables                       (5,385)      1,833     37,214
        Accrued liabilities, payroll,
         and benefits                         3,138        (972)    16,274
        Current income tax accounts-net      (4,389)     (3,056)     2,032
                                           --------    --------   --------
                                           $(28,422)   $(29,415)  $ (1,310)
                                           ========    ========   ========

   4.   Inventories

   December 31 (dollars in thousands)                   1995       1994

        Finished products                           $ 53,788   $ 55,331
        Work in process                               44,806     48,886
        Raw materials                                 41,968     41,709
        Supplies                                       9,067      7,457
                                                     -------    -------
                                                     149,629    153,383

        Allowance to state inventories at LIFO cost
                                                      46,089     42,520
                                                    --------   --------
                                                   $ 103,540  $ 110,863
                                                   =========  =========

   5.   Investments in and Advances to Affiliated Companies

   Investments in affiliates in which ownership is 50 percent or less are accounted for under the equity method. The corporation's equity in the undistributed earnings of such affiliates at December 31, 1995, amounted to approximately $21.5 million. In 1995, because the Mexican affiliate's sales, financing, and certain costs are now primarily U.S. dollar denominated, the corporation changed the functional currency for foreign currency translation purposes from the Mexican peso to the U.S. dollar.
   In 1994, due to the decline in the value of the Mexican peso, the corporation recorded as a component of stockholders' equity, translation adjustments of approximately $7.5 million. During 1994 and 1993, the corporation received dividends of $.8 and $2.8 million, respectively, from such affiliates.

   6.   Property, Plant, and Equipment

   December 31 (dollars in thousands)       1995        1994

   Land                                $  10,099    $  7,527
   Buildings                             200,844     186,320
   Equipment                             764,899     687,870
                                        --------     -------
                                         975,842     881,717
   Less accumulated depreciation         528,487     479,937
                                       ---------    --------
                                       $ 447,355   $ 401,780
                                       =========   =========

   Interest on borrowed funds during construction of $.5, $.8, and $1.1 million was capitalized in 1995, 1994, and 1993, respectively.

   7.   Long-Term Debt and Lease Commitments

   December 31 (dollars in thousands)         1995        1994

   Bank credit lines, average year-end
    interest rate of 6.6% for 1995 and
    7.1% for 1994                         $  8,135    $ 15,308

   Commercial paper, average year-end
    interest rate of 5.9% for 1995
    and 1994                                43,345      71,577

   8.75% notes, payable annually
    through 1997                             7,125      10,700

   Long-term notes, expiring through
    November 2000 average year-end
    interest rate of 6.3% for 1995
    and 6.4% for 1994                       17,500      12,500

   Long-term notes, expiring through
    2010, average year-end interest
    rate of 7.0% for 1995 and 6.8% 1994     90,000      30,000

   Other notes, expiring through 2012,
    average year-end interest rate of
    6.8% for 1995 and 6.9% for 1994         29,766      33,296
                                           -------     -------
                                           195,871     173,381
   Less amount due within one year           4,933       7,255
                                           -------     -------
                                          $190,938    $166,126
                                          ========    ========

   In June 1995, the corporation's multi-year revolving credit agreement with a group of ten banks was increased from $140 million to $160 million and extended to June 30, 2000. The amended agreement carries lower fees and borrowing costs. During 1995, the corporation borrowed $5 million with a five year term from one of the banks. At its option, the corporation maintains either cash balances or pays fees for bank credit and services.

   In 1993, the corporation entered into two loan facilities with insurance companies totaling $65 million. Through the expiration of these facilities in 1995, the corporation had drawn down $45 million under terms ranging from ten to thirteen years.

   In 1995, the corporation entered into two new loan facilities with insurance companies totaling $125 million. Through December 31, 1995, the corporation had drawn down, under terms ranging from ten to fifteen years, $45 million under these facilities.

   The corporation's credit agreement and term loans contain certain conditions and provisions which restrict the corporation's payment of dividends. Under the most restrictive of these provisions, retained earnings of $107.3 million were unrestricted as of December 31, 1995.

   Borrowings under the bank credit lines and in the commercial paper market are supported by the revolving credit agreement and have been classified as long-term. It has been the corporation's practice to renew or replace the credit agreement so as to maintain the availability of debt on a long-term basis and to provide 100 percent backup for its borrowings in the commercial paper market.

   Long-term debt, maturing within each of the five years subsequent to December 31, 1995, is as follows: 1996--$4.9; 1997--$12.0; 1998--$12.2;
   1999--$8.1; 2000--$9.9 million.

   The corporation has an agreement to sell, without recourse and at market rates, up to $50 million of certain automotive-related receivables. The corporation sold receivables totaling $41.0 million at December 31, 1995, compared to $27.5 million at December 31, 1994. The receivables sale program is scheduled to expire on November 28, 1996, unless mutually extended.

   Future minimum payments under noncancelable operating leases total $113.4 million and are due as follows: 1996--$24.7; 1997--$22.5; 1998--$20.7;
   1999--$16.2; 2000--$7.5; thereafter--$21.8 million.  Rent expense, including payments under operating leases, was $31.4, $30.8, and $28.2 million in 1995, 1994, and 1993, respectively.

   Interest paid by the corporation, was $13.1, $13.3, and $14.0 million in 1995, 1994, and 1993, respectively.

   8.   Stockholders' Equity

   On April 5, 1995, the corporation's stockholders approved an increase in the authorized shares of Class A Common Stock $5 par value from 7 million shares to 14 million shares and in the authorized shares of Common Stock $1 par value from 24 million shares to 60 million shares. The Common Stock has equal dividend rights with Class A Common Stock and is entitled, as a class, to elect 25 percent of the board of directors and has 1/10th vote per share on all other matters. As of December 31, 1995, there are also 3 million shares of preferred stock $1 par value authorized.

   On February 1, 1993, the Board of Directors declared a special $.25 per share dividend to holders of Common Stock. No special dividend was declared on the Class A Common Stock. During 1993, 2,009,683 shares of Class A Common Stock, including 623,362 shares held in Treasury, were converted into Common Stock. An additional 146,940 and 49,304 shares of Class A Common Stock were converted into Common Stock during 1995 and 1994, respectively. Regular dividends paid on the Class A Common and Common Stock amounted to $.58, $.50, and $.42 per share in 1995, 1994, and 1993, respectively.

   Changes in certain components of stockholders' equity are as follows:


                        Class A              Capital in    Treasury Stock
    (dollars in         Common     Common    Excess of
    thousands)          Stock      Stock     Par Value    Shares    Amount

    Balance at
     December 31, 1992  $25,197    $5,767     $78,009    623,362   $10,918

    Conversion of
     Class A Common
     Stock              (10,048)    2,010       7,746         --        --

    Exercise of stock
     options (net of
     21,200 shares
     surrendered as
     stock option
     proceeds                --        43       1,056   (183,300)   (1,267)

    Purchase of
     treasury shares         --        --          --      5,930       269

    Tax benefit
     from exercise
     of stock options        --        --       2,227         --        --

    Two-for-one
     stock split         15,275     7,795     (23,088)   566,792        --
                         ------    ------      ------  ---------     -----
    Balance at
     December 31, 1993   30,424    15,615      65,950  1,012,784     9,920

    Conversion of
     Class A Common
     Stock                 (246)       49         197         --        --

    Exercise of
     stock options
     (net of 4,845
     shares surrendered
     as stock option
     proceeds                --        --         (70)  (218,755)   (1,835)

    Tax benefit
     from exercise
     of stock
     options                 --        --       2,132         --        --
                         ------    ------      ------    -------     -----
    Balance at
     December 31, 1994   30,178    15,664      68,209    794,029     8,085

    Conversion of
     Class A Common
     Stock                 (735)      147         588         --        --

     Exercise of
     stock options
     (net of 3,400
     shares surrendered
     as stock option
     proceeds)               --        --         (22)   (13,000)      (72)

    Tax benefit
     from exercise
     of stock
     options                 --        --          96         --        --
                        -------   -------     -------    -------    ------
    Balance at
     December 31, 1995  $29,443   $15,811     $68,871    781,029    $8,013
                        =======   =======     =======    =======    ======

   In 1993, 5,930 shares of treasury stock were acquired under a purchase offer made to holders of less than 100 shares of Class A Common Stock and Common Stock.

   At December 31, 1995, 3,460 and 777,569 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

   9.  Stock Options

   During 1990, the corporation adopted a Long-Term Executive Incentive Compensation Plan (1990 Plan) which initially reserved 1 million shares of Common Stock for granting of nonqualified and incentive stock options. In April 1994, shareholders approved a proposal to reserve an additional 1 million shares of Common Stock for the 1990 plan. In addition, the corporation has a Long-Term Executive Incentive Compensation Plan (1980
   Plan) which has terminated except as to outstanding options. Options under both plans become exercisable one year from date of grant and, for active employees, expire ten years after date of grant. The number of shares available for granting of options at December 31, 1995 and 1994 was 470,500 and 659,600, respectively.

   Changes in option shares (all Common Stock) were as follows:

   Years ended December 31                     1995      1994        1993

   Outstanding at beginning of year         963,600   1,009,800   1,184,200
   Granted
      1995--$23.125 and $25.00 per share    189,100
      1994--$21.563 and $25.81 per share                177,400
      1993--$27.50 per share                                        188,400

   Exercised
      1995--$7.00 to $8.00 per share        (16,400)
      1994--$7.00 to $13.00 per share                  (223,600)
      1993--$6.375 to $15.188 per share                            (362,800)

   Canceled or expired                      (11,700)         --          --
                                          ---------     -------   ---------
   Outstanding at End of Year
      (1995--$7.00 to $27.50 per share)   1,124,600     963,600   1,009,800
                                          =========     =======   =========
   Exercisable at December 31, 1995         935,500
                                            =======

   The corporation has applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock option plans. No decision has been reached as to how the corporation will apply, beginning in 1996, recently issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which permits the corporation to continue accounting for stock options in the same manner with fair value disclosures or measure compensation cost by the fair value of stock options granted.

   10.  Retirement Plans

   The corporation and its domestic subsidiaries provide retirement benefits for all employees. As of December 31, 1995, the corporation merged its various qualified noncontributory defined benefit plans in the United States into one pension plan. Benefits for salaried employees are based on an employee's years of service and compensation. Benefits for hourly employees are generally based on years of service. The corporation's funding policy is to contribute amounts which are actuarially determined to provide sufficient assets to meet future benefit payment requirements consistent with the funding requirements of federal laws and regulations. Plan assets consist primarily of marketable equities and debt securities. The corporation also has several foreign pension plans, none of which are material to the corporation's financial position.

   The following tables present the components of pension expense, the funded status, and the major assumptions used to determine these amounts for domestic pension plans:

   Years ended December 31 (dollars in thousands)
                                   1995            1994            1993
   Components of pension
    expense:
    Service cost--
      benefits earned
      during the year                $ 6,062          $ 6,759         $ 6,261
    Interest cost on
      projected benefit
      obligation                      31,340           27,111          27,400
    Return on plan assets:
      Actual return       $(112,130)         $ 1,748         $(42,270)
      Deferral of
        investment return
        in excess of
        (less than)
        expected return      74,948          (37,180)           9,145
                           --------          -------           ------
                                     (37,182)         (35,432)        (33,125)
   Net amortization and
   deferral                              531              651             569
                                     -------          -------          ------
   Net periodic pension
   expense (income)                    $ 751            $(911)         $1,105
                                       =====            =====          ======


   December 31 (dollars in thousands)
                                       1995               1994
                                      Assets        Assets   Accumulated
                                      Exceed        Exceed      Benefits
                                 Accumulated   Accumulated        Exceed
                                    Benefits      Benefits        Assets
   Actuarial present value
    of benefit obligations:
    Vested benefit obligation       $384,726      $145,488      $166,962
                                     =======       =======       =======
    Accumulated benefit
     obligation                     $432,143      $155,817      $198,485
                                     =======       =======       =======
   Projected benefit obligation     $450,577      $171,074      $198,694
   Plan assets at fair value         462,093       219,026       155,924
                                     -------       -------       -------
   Plan assets in excess of
    (less than) projected
    benefit obligation                11,516        47,952       (42,770)
   Unrecognized net transition
    (asset) obligation at
    January 1, 1986                   (5,192)      (12,053)       12,316
   Unrecognized net loss               6,310         3,189        16,111
   Prior service cost not yet
    recognized in periodic
    pension cost                      29,404         3,641         9,766
   Adjustment required to recognize
    minimum liability/1                   --            --       (37,984)
                                     -------      --------      --------
   Prepaid pension asset
     (liability)                    $ 42,038      $ 42,729      $(42,561)
                                     =======      ========       =======

   1/ The provisions of FAS No. 87, "Employers' Accounting for Pensions," require the recognition of an additional minimum liability for each defined benefit plan for which the accumulated benefit obligation exceeds plan assets. Prior to December 31, 1995, this amount was recorded as a long-term liability with an offsetting intangible asset. Because the asset recognized may not exceed the amount of unrecognized prior service cost and transition obligation on an individual plan basis, the balance, net of tax benefits, was reported as a separate reduction of stockholders' equity at December 31, 1994. As the result of the merger of the various plans on December 31, 1995, the corporation no longer has any underfunded plans.

   Major assumptions at year-end:
                                                 1995      1994      1993

   Discount rate                                 7.50%     8.50%     7.75%
   Rate of increase in compensation level        4.00%     4.50%     4.00%
   Expected long-term rate of return on assets  10.25%    10.25%    10.25%

   Net periodic pension cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

   The corporation has a defined contribution profit sharing and retirement plan covering salaried nonunion employees which provides for annual corporate contributions of 35 percent to 140 percent of qualifying contributions made by participating employees. The amount of the corporation's contribution in excess of 35 percent is dependent upon the corporation's profitability. The amount of the contribution was $5.2, $5.2, and $4.0 million for 1995, 1994, and 1993, respectively.

   Postretirement Benefits other than Pensions

   The corporation has several unfunded defined benefit postretirement plans covering certain hourly and salaried employees which provide medical and life insurance benefits from retirement to age 65. Salaried employees retiring after January 1, 1995 are covered by an unfunded defined contribution plan with benefits based on years of service. Certain hourly employees retiring after January 1, 1996 will be subject to a maximum annual benefit limit. Salaried employees hired after December 31, 1993 are not eligible for postretirement medical benefits.

   Net periodic postretirement benefit cost included the following components:

   Years ended December 31 (dollars in thousands)
                                              1995      1994      1993
   Service cost--benefits attributed to
     employee service during the year $ 1,318 $ 1,847 $ 1,841 Interest cost on accumulated
     postretirement benefit obligation       6,948     7,477     6,959
   Amortization of unrecognized net
     (gain) loss                              (132)      816        --
                                           -------   -------    ------
   Net periodic postretirement
     benefit cost                          $ 8,134   $10,140   $ 8,800
                                           =======   =======    ======


   The following table sets forth the plans' status as reflected in the consolidated balance sheet:

   December 31 (dollars in thousands)               1995      1994
   Accumulated postretirement benefit obligation:
     Retirees                                      $44,347    $51,066
     Fully eligible active plan participants        16,255     12,724
     Other active plan participants                 32,655     35,333
                                                   -------    -------
                                                    93,257     99,123
     Unrecognized net loss                         (10,621)   (17,162)
                                                   -------    -------
  Accrued postretirement benefit cost              $82,636    $81,961
                                                   =======    =======

   The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation (APBO) is 6 percent. The weighted average discount rate used in determining the APBO was 7.50 and 8.50 percent at December 31, 1995 and 1994, respectively. If the health care cost trend rate was increased by 1 percent, the APBO at December 31, 1995 would increase by $3.7 million and net periodic postretirement benefit cost for 1995 would increase by $0.3 million.

   11.  Income Taxes

   The components of the provision for income taxes consisted of the following:

   Years ended December 31 (dollars in thousands)
                                       1995           1994           1993
   Current:
      Federal                       $15,405        $15,470        $11,208
      State                           2,955          4,095          1,955
      Foreign                         3,753          2,384          3,109
   Cumulative effect of
    rate change                          --             --            836
   Deferred                          14,340         14,301         11,297
   Business tax credits                (980)        (1,543)          (281)
                                    -------        -------        -------
   Provision for income taxes       $35,473        $34,707        $28,124
                                    =======        =======        =======

   The tax provision differs from the statutory U.S. federal rate due to the following items:

   Years ended December 31 (dollars in thousands)
                                       1995           1994           1993
   Provision at federal
    statutory rate                  $32,733        $31,676        $23,981
   Cumulative effect of
    rate change                          --             --            836
   Foreign income taxes                 389            245            637
   State income and
    franchise taxes                   3,392          3,996          3,056
   Business and foreign
    tax credits                      (1,445)        (1,877)          (631)
   Non-deductible items                 552            542            287
   Foreign sales
    corporation benefit                (278)             --            --
   Other                                130            125            (42)
                                    -------        -------        -------
   Provision for income
     taxes                          $35,473        $34,707        $28,124
                                    =======        =======        =======

   The domestic and foreign components of income from operations before income taxes were as follows:

   Years ended December 31
     (dollars in thousands)            1995           1994           1993

   Domestic                         $84,127        $84,358        $60,407
   Foreign                            9,395          6,145          8,111
                                    -------        -------        -------
                                    $93,522        $90,503        $68,518
                                    =======        =======        =======

   Taxes paid amounted to $25.2, $21.7, and $12.2 million in 1995, 1994, and 1993, respectively.

   No provision for U.S. income taxes has been made on the undistributed earnings of foreign subsidiaries as such earnings are considered to be permanently invested. At December 31, 1995, the undistributed earnings amounted to $17.4 million. It is not practical to determine the income tax liability that would result had such earnings been repatriated.

   No provision for U.S. income taxes has been made on the cumulative net translation gains and other items of equity investees. At December 31, 1995, the amount of unrecognized U.S. tax liability for the net translation gains and other items totaling $9.8 million amounted to $3.4 million.

   The approximate tax effects of temporary differences between income tax and financial reporting are as follows:

   December 31 (dollars in thousands)
                                         1995                 1994
                                 Assets  Liabilities    Assets  Liabilities

   Finance subsidiary leases       $ --    $ (7,278)     $  --    $(13,717)
   Group health insurance and
    postretirement
    obligations                  37,951          --     36,484          --
   Employee benefits              5,179     (15,559)     4,128     (10,122)
   Product liability and
    warranty                      7,472          --      8,017          --
   Bad debts                      1,276          --      4,633          --
   Tax over book depreciation        --     (54,026)        --     (51,474)
   Deferred model change             --     (13,263)        --     (11,603)
   Equity in affiliated
    companies                        --      (3,416)        --      (1,336)
   Tax carryforwards                 --          --      9,597          --
   All other                         --      (4,033)        --        (952)
                                -------    ---------   -------    --------
                                $51,878    $(97,575)   $62,859    $(89,204)
                                =======    ========    =======    ========
   Net liability                           $(45,697)              $(26,345)
                                           ========               ========

   These deferred tax assets and liabilities are classified in the balance sheet as current or long-term based on the balance sheet classification of the related assets and liabilities. The balances are as follows:

   December 31 (dollars in thousands)                1995        1994

   Current deferred income tax assets             $ 17,542     $ 28,100
   Long-term deferred income tax liabilities       (63,239)     (54,445)
                                                  --------     --------
   Net liability                                  $(45,697)    $(26,345)
                                                  ========     ========

  12.  Agricultural Businesses

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

   The corporation's consolidated balance sheet includes AgriStor. A condensed consolidated balance sheet of AgriStor is presented below:

   December 31 (dollars in thousands)                 1995          1994
   Assets
        Cash and cash equivalents                 $  2,320       $  2,636
        Retail contracts receivable                 19,705         24,396
        Net investment in leases                    12,149         17,663
        Equipment available for resale              10,733         23,739
        Reserve for bad debts                       (2,189)       (10,020)
        Other assets                                    68            226
                                                  --------       --------
   Total Assets                                   $ 42,786       $ 58,640
                                                  ========       ========
   Liabilities and stockholder's equity
        Long-term debt due within one year        $  1,008       $  3,480
        Other liabilities                            9,180         13,573
        Long-term debt                              23,799         29,357
        Stockholder's equity                         8,799         12,230
                                                  --------       --------
   Total Liabilities and Stockholder's Equity     $ 42,786       $ 58,640
                                                  ========       ========

   AgriStor was the lessor of Harvestore equipment accounted for as direct financing leases. AgriStor is currently financing under retail installment contracts a nominal amount of new and previously owned equipment. There is no quoted market price available for the retail contracts and leases. Management believes fair value approximates book value. While some maturities extend beyond the year 2000, the portfolio is predominantly of three to four year duration carrying an average interest rate of 7.7 percent.

   The majority of AgriStor's financing needs are provided by the corporation. AgriStor Credit Corporation-Canada (AgriStor Canada) had outstanding a $4.1 million Canadian dollar denominated note ($3.0 million U.S. dollar equivalent) with a final maturity in 1998. AgriStor Canada also has a $10.0 million Canadian dollar denominated credit facility ($7.3 million U.S. dollar equivalent) to meet its borrowing needs, none of which was outstanding at December 31, 1995. Long-term debt, excluding financing provided by the corporation, maturing subsequent to December 31, 1995, is as follows: 1996--$1.0; 1997--$1.0; 1998--$1.0; million.

   A condensed consolidated statement of operations of AgriStor is presented below. The 1995 and 1994 statements of operations reflect repossession and contract settlement costs that previously were not recognized until final disposition of repossessed structures.

   Years Ended December 31
      (dollars in thousands)               1995         1994         1993

   Revenues                             $  2,789    $  2,876     $  4,783

   Interest expense                        2,162       2,849        3,794
   General and administrative expenses       735       1,696        2,951
   Bad debt provision                      2,600       4,800        1,750
   Repossession costs                      3,026       2,698           --
                                         -------      ------       ------
     Total expenses                        8,523      12,043        8,495
                                         -------      ------       ------
     Loss before income taxes           $ (5,734)   $ (9,167)    $ (3,712)
                                         =======     =======       ======

   The finance subsidiary provided cash before financing activities of $8.0, $14.5, and $21.4 million in 1995, 1994, and 1993, respectively.

   13.  Litigation and Insurance Matters

   As of December 31, 1995, the corporation and A. O. Smith Harvestore Products, Inc. (Harvestore), a subsidiary of the corporation, were defendants in eight cases alleging damages for economic losses claimed to have arisen out of alleged defects in Harvestore animal feed storage equipment. Some plaintiffs are seeking punitive as well as compensatory damages. The corporation believes that a significant number of these claims were related to the deteriorated general farm economy. In 1995, fifteen cases were concluded. The corporation and Harvestore continue to vigorously defend these cases.

   Two of the eight pending cases contain class action allegations. One of the cases is a New York state court action which names the corporation, Harvestore, and two of its dealers as defendants. The court has denied the plaintiffs motion to certify the class and has granted the defendants' motions dismissing some of the plaintiffs' allegations. The plaintiffs are appealing the court's rulings.

   The second case is pending in the Federal District Court for the Southern District of Ohio. It was filed in August 1992 and the court, in March 1994, conditionally certified it as a class action on behalf of purchasers and lessees of Harvestore structures manufactured by the corporation and Harvestore. A notice of the certification was mailed to the purported class members in the third quarter of 1994, with approximately 5,500 "opt out" forms being filed with the court, the impact of which is unknown.
   The court canceled a previously set trial date as a result of motions the corporation filed seeking summary judgment or in the alternative decertification of the class. The corporation is awaiting a ruling.

   Based on the facts currently available to management and its prior experience with lawsuits alleging damages for economic loss resulting from use of the Harvestore animal feed storage equipment, management is confident that the class action suits can be defeated and that the lawsuits do not represent a material threat to the corporation. The corporation believes that any damages, including any punitive damages, arising out of the pending cases are adequately covered by insurance and recorded reserves. No range of reasonably possible losses can be estimated because in most instances the complaint is silent as to the amount of the claim or states it as an unspecified amount in excess of the jurisdictional minimum. The corporation reevaluates its exposure periodically and makes adjustment of its reserves as appropriate.

   A lawsuit for damages and declaratory judgments in the Circuit Court of Milwaukee County, State of Wisconsin, in which the corporation and Harvestore are plaintiffs is pending against three insurance companies for failure to pay in accordance with liability insurance policies issued to the corporation. The insurers have failed to pay, in full or part, certain judgments, settlements and defense costs incurred in connection with pending and closed lawsuits alleging damages for economic losses claimed to have arisen out of alleged defects in Harvestore animal feed storage equipment. While the corporation has, in part, assumed applicability of this coverage, an adverse judgment should not be material to its financial condition.

   The corporation is involved in other litigation and claims which arise in the ordinary course of its business including governmental proceedings regarding the disposal of hazardous waste at sites which are in various stages of the remediation process. For some of the sites, total costs for remediation are not available because the final remedy has not been selected or for other reasons. Further, the ultimate liability of the corporation, if any, has not been determined at all of the sites. As a result, it is impossible at this time to estimate the total cost of remediation for all of the sites. The total estimated cleanup costs identified at this time for all parties at all sites involving claims filed by the Environmental Protection Agency or similar state agencies where the corporation has been designated a potentially responsible party is approximately $293.4 million. The estimated portion of the total for which the corporation is or may be responsible is approximately $7.3 million, of which $6.2 million has been contributed towards the cleanup costs by the corporation and its insurance companies. The balance of the identified potential cleanup costs is covered by insurance and established reserves set by the corporation which are believed to be adequate to cover the corporation's obligations with respect to the unpaid balance of the claims. To the best of the corporation's knowledge, the insurers have the financial ability to pay any such covered claims and the corporation has not incorporated any insurance proceeds in the calculation of its reserves for which recovery is not considered probable. The corporation reevaluates its exposure periodically and makes adjustment of its reserves as appropriate.

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

   Over the past several years, the corporation has self-insured a portion of its product liability loss exposure and other business risks. The corporation has established reserves which it believes are adequate to cover incurred claims. For the year ended December 31, 1995, the corporation had $60 million of third-party product liability insurance for individual losses in excess of $1.5 million and for aggregate losses in excess of $10 million.

   14.  Operations by Segment

   Years ended December 31 (dollars in millions)
                                               Net Revenues/1                                  Earnings (Loss)
                                        1995      1994      1993      1992    1991      1995    1994    1993    1992     1991
   OEM Products
   Auto and truck structural
     components, fractional
     horsepower, and hermetic
     electric motors                 $1,162.6  $1,003.9  $  848.8  $  753.2  $ 631.2    $94.8   $92.2   $70.2   $52.8   $12.0

   Water Products
   Water heaters and water
     heating systems and protective
     industrial coatings                276.0     271.5     248.1     215.2    194.6     32.2    30.1    26.5    18.2    11.0

   Fiberglass Products
   Fiberglass reinforced
     piping systems                      58.6      57.9      58.9      43.9     53.9      5.1     9.2     9.5     4.7    10.2

   Other Products
   Municipal and
     industrial storage systems,
     agricultural feed storage
     systems, and agricultural
     financing                           47.6      40.2      38.1      34.0     36.1       .1    (5.8)   (4.8)   (4.5)   (3.6)
                                     --------  --------  --------  --------  -------    -----   -----   -----    ----    ----
                                     $1,544.8  $1,373.5  $1,193.9  $1,046.3  $ 915.8    132.2   125.7   101.4    71.2    29.6
                                     ========  ========  ========  ========  =======
   General corporate and research
     and development expense                                                            (27.8)  (26.0)  (23.3)  (20.5)  (14.1)
   Interest expense/2                                                                   (10.9)  ( 9.2)   (9.6)  (11.9)  (13.0)
                                                                                        -----    ----    ----    ----    ----
   Earnings Before Income Taxes,
     Equity in Earnings of Affiliated
     Companies, and Cumulative Effect
     of Accounting Changes                                                              $93.5   $90.5   $68.5   $38.8   $ 2.5
                                                                                        =====   =====   =====   =====   =====

   Further discussion of the segment results, including Automotive Products and Electrical Products which comprise the OEM segment, can be found under "Management's Discussion and Analysis--Results of Operations."

   1/   Revenues are primarily from the North American area.  Major customers
   for the Original Equipment Manufacturers (OEM) segment are   Ford,
   Chrysler, and General Motors which accounted for $408.8, $173.8, and $164.5 million in 1995; $325.6, $177.6, and $135.9 million in 1994;
   $266.9, $118.2, and $132.0 million in 1993; $219.3, $96.7, and $148.1 million in 1992; and $177.5, $75.8, and $115.6 million in 1991 of this segment's revenues.

   2/   Interest expense of the finance subsidiary of $2.2,$2.9, $3.8,
   $6.0,and $7.9 million in 1995, 1994, 1993, 1992, and 1991, respectively, has been included in the Other Products segment.


   (dollars in millions)
                                                                                              Capital
                                    Identifiable                  Depreciation             Expenditures
                                    Total Assets                  (Years ended             (Years ended
                                    (December 31)                 December 31)              December 31)
                               1995      1994    1993        1995    1994    1993       1995     1994    1993
  Automotive Products        $426.3    $361.9   $322.4      $34.0   $27.4   $21.1      $62.6    $58.0   $31.5
   Electrical Products        162.5     158.9    161.0       12.3    12.7    12.0       12.9      8.1    14.8
   Water Products             132.1     127.8    119.0        6.0     6.0     5.9        9.8      4.8     3.5
   Fiberglass Products         37.0      31.6     27.3        1.8     1.4     1.9        3.8      3.5     3.5
   Other Products              95.2      82.0    102.5        1.2     1.3     1.4        1.2      1.1     1.2
   Investments in
     affiliated companies      21.6      17.3     23.8         --      --      --         --       --      --
   Corporate assets            78.2      68.4     67.1         .4      .4      .3         .7       .6      .2
                             ------     -----    -----       ----    ----    ----       ----     ----    ----
   Total                     $952.9    $847.9   $823.1      $55.7   $49.2   $42.6      $91.0    $76.1   $54.7
                             ======    ======   ======      =====    ====    ====      =====    =====   =====

   15.  Quarterly Results of Operations (Unaudited)

   (dollars in millions, except per share amounts
                                  1st Quarter           2nd Quarter           3rd Quarter             4th Quarter

                                1995      1994        1995      1994        1995      1994          1995      1994
   Net revenues               $393.0    $339.8      $399.8    $350.2      $354.4    $332.7        $397.6    $350.8
   Gross profit                 64.2      53.4        64.3      58.5        40.4      46.3          54.3      53.3
   Net earnings                 18.4      15.7        20.0      18.0         7.4      10.1          15.6      13.5
   Net earnings  per share       .88       .76         .96       .86         .36       .48           .74       .65
   Common dividends declared     .13       .11         .15       .13         .15       .13           .15       .13

   See note 7 for restrictions on the payment of dividends.



   ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None
                                    PART III

   ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information included under the heading "Election of Directors" in the corporation's definitive Proxy Statement dated March 4, 1996 for the Annual Meeting of Stockholders to be held April 3, 1996 is incorporated herein by reference. The information required regarding Executive Officers of the Corporation is included in Part I of this Form 10-K under the caption "Executive Officers of the Corporation."

   The information included under the heading "Compliance with Section 16(a) of the Securities Exchange Act" in the corporation's definitive Proxy Statement dated March 4, 1996 for the Annual Meeting of Stockholders to be held on April 3, 1996 is incorporated herein by reference.

   ITEM 11 - EXECUTIVE COMPENSATION

   The information included under the heading "Executive Compensation" in the corporation's definitive Proxy Statement dated March 4, 1996 for the April 3, 1996 Annual Meeting of Stockholders is incorporated herein by reference, except for the information required by paragraphs (i), (k) and
   (l) of Item 402(a)(8) of Regulation S-K.

   ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information included under the headings "Principal Stockholders" and "Security Ownership of Directors and Management" in the corporation's Proxy Statement dated March 4, 1996 for the April 3, 1996 Annual Meeting of Stockholders is incorporated herein by reference.

   ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information included under the headings "Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the corporation's Proxy Statement dated March 4, 1996 for the April 3, 1996 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)  Financial Statements and Financial Statement Schedules
                                                               Form 10-K
                                                               Page Number
   The following consolidated financial statements of
   A. O. Smith Corporation are included in Item 8:

        Consolidated Balance Sheet at December 31, 1995
         and 1994 .........................................         24
        For each of the three years in the period ended
         December 31, 1995:
         - Consolidated Statement of Earnings
            and Retained Earnings .........................         25
         - Consolidated Statement of Cash Flows ...........         26
        Notes to Consolidated Financial Statement..........      27-42

        The following consolidated financial statement schedule of A. O. Smith Corporation is included in Item 14(d):

        Schedule II - Valuation and Qualifying Accounts ...         45

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

        (b)  Reports on Form 8-K

   No reports on Form 8-K were filed during the last quarter of 1995.

        (c) Exhibits - see the Index to Exhibits on pages 50-52 of this report.

   Pursuant to the requirements of Rule 14a-3(b)(10) of the Securities Exchange Act of 1934, as amended, the corporation will, upon request and upon payment of a reasonable fee not to exceed the rate at which such copies are available from the Securities and Exchange Commission, furnish copies to its security holders of any exhibits listed in the Index to Exhibits.

   Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K are listed as Exhibits 10(a) through 10(h) in the Index to Exhibits.

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

    LEE W. JENNINGS, Director             /s/ Lee W. Jennings
                                          Lee W. Jennings

    AGNAR PYTTE, Director                 /s/ Agnar Pytte
                                          Agnar Pytte

    DONALD J. SCHUENKE, Director          /s/ Donald J. Schuenke
                                          Donald J. Schuenke

    ARTHUR O. SMITH, Director             /s/ Arthur O. Smith
                                          Arthur O. Smith

                       A. O. SMITH CORPORATION
           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          (000 Omitted)
             Years ended December 31, 1995, 1994, and 1993

                                         Additions
                         Balance at Charged to  Charged             Balance at
                         Beginning  Costs and  to Other             the End of
   Description           of Year    Expenses/1 Accounts Deductions/2   Year

   1995:
    Valuation allowance
    for trade and notes
    receivable             $ 2,455    $  773    $   --    $   621     $ 2,607

    Valuation allowance
    for finance subsidiary
    receivables             10,020     3,533        --     11,364       2,189

   1994:
    Valuation allowance
    for trade and notes
    receivable               3,986       579        --      2,110       2,455

    Valuation allowance
    for finance subsidiary
    receivables             14,564     4,800        --      9,344      10,020

   1993:
     Valuation allowance
     for trade and notes
     receivables             1,738     2,624        --        376       3,986

     Valuation allowance
     for finance subsidiary
     receivables            20,585     1,750        --      7,771      14,564

   1/  Provision (credit) based upon estimated collection.
   2/  Uncollectible amounts charged against the reserve.

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

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer, or controlling person of the registrant in the successful defense of any action, suit, or proceedings) is asserted by such director, officer, or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                  INDEX TO EXHIBITS
   Exhibit                                                        Form 10-K
   Number   Description                                           Page Number

   *(3)(i)  Restated Certificate of Incorporation of the
            corporation as amended April 5, 1995
            incorporated by reference to the quarterly report
            on Form 10-Q for the quarter ended March 31, 1995
            and as further amended on February 5, 1996 . . . . .      N/A

   (3)(ii)  By-laws of the corporation as amended
            February 5, 1990 incorporated by reference to the
            Annual Report on Form 10-K for the year ended
            December 31, 1989  . . . . . . . . . . . . . . . . .      N/A

   (4) (a) The corporation's outstanding long-term debt is described in Note 7 to the Consolidated Financial Statements. None of the long-term debt is registered under the Securities Act of 1933.
            None of the debt instruments outstanding at the date of this report exceeds 10% of the Corporation's total consolidated assets, except for the item disclosed as exhibit 4(b) below. The corporation agrees to furnish to the Securities & Exchange Commission, upon request, copies of any instruments defining rights of holders of long-term debt described in Note 7.

            (b)  Extension and Third Amendment, dated as of
            June 30, 1995, $160 Million Credit Agreement
            incorporated by reference to the quarterly report
            on Form 10-Q for the quarter ended June 30, 1995 . .      N/A

            (c)  A. O. Smith Corporation Restated Certificate
            of Incorporation as amended April 5, 1995
            (incorporated by reference to Exhibit (3)(i)
            hereto). . . . . . . . . . . . . . . . . . . . . . .      N/A

   (10)     Material Contracts
            (a)  1990 Long-Term Executive Compensation Plan,
            as amended, incorporated by reference to the
            Form S-8 Registration Statement filed by the
            corporation on December 13, 1994 . . . . . . . . . .      N/A

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

            (f)  Executive Life Insurance Plan, incorporated
            by reference to the Annual Report on Form 10-K
            for the fiscal year ended December 31, 1992. . . . .      N/A

            (g)  Corporate Directors' Deferred Compensation
            Plan, as amended, incorporated by reference to
            the Annual Report on Form 10-K for the fiscal
            year ended December 31, 1992 . . . . . . . . . . . .      N/A

            (h)  Non-employee Directors' Retirement Plan
            incorporated by reference to the quarterly report
            on Form 10-Q for the quarter ended June 30, 1991 . .      N/A

   *(21)     Subsidiaries. . . . . . . . . . . . . . . . . . . .      N/A

   *(23)     Consent of Independent Auditors . . . . . . . . . .      N/A

   (24)     (a)  Power of Attorney - Arthur O. Smith
            incorporated by reference to the Annual Report
            on Form 10-K for the year ended December 31, 1980. .      N/A

            (b)  Power of Attorney - Tom H. Barrett
            incorporated by reference to the Annual Report
            on Form 10-K for the year ended December 31, 1981. .      N/A

            (c)  Power of Attorney - Russell G. Cleary
            incorporated by reference to the Annual Report
            on Form 10-K for the year ended December 31, 1984. .      N/A

            (d)  Power of Attorney - Lee W. Jennings
            incorporated by reference to the Annual Report
            on Form 10-K for the year ended December 31, 1986. .      N/A

            (e)  Power of Attorney - Donald J. Schuenke
            incorporated by reference to the Annual Report
            on Form 10-K for the year ended December 31, 1988. .      N/A

            (f)  Power of Attorney - Dr. Agnar Pytte
            incorporated by reference to the Annual Report
            on Form 10-K for the year ended December 31, 1990. .      N/A

            (g)  Power of Attorney - Thomas I. Dolan
            incorporated by reference to the Annual Report
            on Form 10-K for the year ended December 31, 1992. .      N/A

   *(27)    Financial Data Schedule. . . . . . . . . . . . . . .      N/A

   * Filed Herewith
   N/A = Not Applicable