Form 10-Q
period 1996-03-31
SMITH A O CORP
filed 1996-05-14
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1996

        OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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


        Class A Common Stock Outstanding as of April 30, 1996:  5,884,148

           Common Stock Outstanding as of April 30, 1996:  15,034,473

                              Exhibit Index Page 15

                                      Index

                             A. O. Smith Corporation

   Part I. Financial Information

   Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Statements of Earnings and
        Retained Earnings
         - Three months ended March 31, 1996 and 1995               3

        Condensed Consolidated Balance Sheet
         - March 31, 1996 and December 31, 1995                   4-5

        Condensed Consolidated Statements of Cash Flows
         - Three months ended March 31, 1996 and 1995               6

        Notes to Condensed Consolidated Financial Statements
         - March 31, 1996                                           7

   Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations                 8-11


   Part II. Other Information

   Item 1. Legal Proceedings                                       12

   Item 4. Submission of Matters to a Vote of Security Holders     12

   Item 6. Exhibits and Reports on Form 8-K                        13

   Signatures                                                      14

   Index to Exhibits                                               15

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS

                             A. O. SMITH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                              AND RETAINED EARNINGS
                   Three months ended March 31, 1996 and 1995
                     (000 omitted except for per share data)
                                   (Unaudited)

                                                     Three Months Ended
                                                          March 31
                                                      1996           1995
    EARNINGS

    Electrical Products Company                    $ 92,301       $ 85,256
    Automotive Products Company                     230,938        221,669
    Water Products Company                           69,362         64,080
    Smith Fiberglass Products Inc.                   13,450         13,717
    Other Products                                   20,939          8,266
                                                   --------       --------
    NET REVENUES                                   $426,990       $392,988
      Cost of products sold                         363,121        328,845
                                                   --------       --------
      Gross profit                                   63,869         64,143
      Selling, general and
       administrative expenses                       32,944         28,962
      Interest expense                                3,942          3,216
      Other expense - net                             1,383          1,984
                                                   --------       --------
                                                     25,600         29,981
      Provision for income taxes                     10,189         11,406
                                                   --------       --------
      Earnings before minority interests and
       equity in earnings of affiliated companies    15,411         18,575
      Equity in earnings (loss) of
       affiliated companies                           1,800           (214)
      Minority interests in net loss of
       joint ventures                                   131             --
                                                   --------       --------
    NET EARNINGS                                     17,342         18,361
    RETAINED EARNINGS
      Balance at beginning of period                273,751        224,467
      Cash dividends on common shares                (3,138)        (2,718)
                                                   --------       --------
    BALANCE AT END OF PERIOD                       $287,955       $240,110
                                                   ========       ========
    DIVIDENDS PER COMMON SHARE                         $.15           $.13

    NET EARNINGS PER COMMON SHARE                      $.83           $.88

   See accompanying notes to unaudited condensed consolidated financial statements.

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS

                               A. O. SMITH CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEET
                       March 31, 1996 and December 31, 1995
                                  (000 omitted)

                                             (unaudited)
                                            March 31, 1996  December 31, 1996
    ASSETS

    Cash and cash equivalents                  $    4,171       $   5,694
    Trade receivables                             188,229         165,924
    Finance subsidiary receivables and             12,687          13,449
    Customer tooling                               51,045          30,799
    Inventories (note 2)                          113,314         103,540
    Deferred income taxes                          18,124          17,542
    Other current assets                           15,738          15,537
                                                 --------        --------
    TOTAL CURRENT ASSETS                          403,308         352,485

    Deferred model change                          27,106          25,246
    Finance subsidiary receivables and             24,419          26,950
    Other assets                                   82,623          79,305
    Property, plant and equipment               1,010,156         975,842
    Less accumulated depreciation                 550,864         528,487
                                                 --------        --------
    Net property, plant and equipment             459,292         447,355
                                                 --------        --------
    TOTAL ASSETS                               $1,017,927      $  952,918
                                               ==========      ==========
    LIABILITIES AND STOCKHOLDER'S EQUITY

    CURRENT LIABILITIES
    Trade payables                              $ 138,045       $ 112,645
    Accrued payroll and benefits                   39,939          47,763
    Postretirement benefit obligation               7,806           7,837
    Other current liabilities                      39,606          40,469
    Long-term debt due within one year              3,975           3,925
    Finance subsidiary long-term debt due           1,012           1,008
                                                 --------        --------
    TOTAL CURRENT LIABILITIES                     230,383         213,647

    Long-term debt (note 3)                       195,698         167,139
    Finance subsidiary long-term debt              20,688          23,799
    Postretirement benefit obligation              75,085          74,799
    Other liabilities                              33,113          31,955
    Deferred income taxes                          64,458          63,239
    Minority interests in joint ventures           12,254           5,976

    STOCKHOLDERS' EQUITY:
      Preferred stock                                  --              --
      Class A common stock, $5 par value:
      authorized  14,000,000 shares; issued        29,403          29,443
      5,880,638 and 5,888,601
      Common stock, $1 par value:
      authorized 60,000,000 shares; issued         15,819          15,811
      15,819,012 and 15,811,049
      Capital in excess of par value               68,903          68,871
      Retained earnings (note 3)                  287,955         273,751
      Cumulative foreign currency                  (7,819)         (7,499)
    translation adjustments
      Treasury stock at cost                       (8,013)         (8,013)
                                                 --------        --------
    TOTAL STOCKHOLDERS' EQUITY                    386,248         372,364
                                                 --------        --------
    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                     $1,017,927      $  952,918
                                               ==========      ==========

   See accompanying notes to unaudited condensed consolidated financial statements.

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS
                                A. O.SMITH CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     Three months ended March 31, 1996 and 1995
                                   (000 omitted)
                                    (unaudited)

    CASH FLOWS FROM OPERATING ACTIVITIES                1996         1995
     Net earnings                                    $ 17,342     $ 18,361
      Adjustments to reconcile net earnings to net
      operating activities
        Depreciation                                   15,375       12,828
           Deferred income taxes                          637        1,772
        Equity in earnings of affiliates, net of          600          214
        Minority interests                               (131)           -
       Deferred model change and software               3,436        2,359
       Other - net                                         47          644
    Change in current assets and liabilities:
       Trade receivables and customer tooling         (42,015)     (11,787)
       Current income tax accounts-net                 10,072        7,589
       Inventories                                     (9,774)      (6,420)
       Prepaid expenses and other                      (3,465)      (2,798)
       Trade payables                                  25,400        5,822
       Accrued liabilities, payroll and benefits      (15,526)     (14,286)
      Net change in noncurrent assets and               1,680        1,318
                                                     --------     --------
    CASH PROVIDED BY OPERATING ACTIVITIES               3,678       15,616
                                                     --------     --------
    CASH FLOW FROM INVESTING ACTIVITIES
      Capital expenditures                            (24,522)     (14,901)
      Other - net                                      (6,450)      (4,363)
                                                     --------     --------
    CASH USED BY INVESTING ACTIVITIES                 (30,972)     (19,264)
                                                     --------     --------
    CASH FLOW BEFORE FINANCING ACTIVITIES             (27,294)      (3,648)
                                                     --------     --------
    CASH FLOW FROM FINANCING ACTIVITIES
     Long-term debt incurred                           32,259       15,000
     Long-term debt retired                            (3,650)      (8,783)
     Finance subsidiary net long-term debt retired     (3,107)      (2,509)
     Proceeds from common stock options exercised          --           90
     Other stock transactions                              --          (13)
     Joint ventures partners' contributions             3,407           --
     Dividends paid                                    (3,138)      (2,718)
                                                     --------     --------
    CASH PROVIDED BY FINANCING ACTIVITIES              25,771        1,067
     Net decrease in cash and cash equivalents         (1,523)      (2,581)
     Cash and cash equivalents-beginning of period      5,694        8,485
                                                     --------     --------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD       $  4,171    $   5,904
                                                     ========     ========

   See accompanying notes to unaudited condensed consolidated financial statements.

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS

                                A. O. SMITH CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 1996
                                    (unaudited)

   1.   Basis of Presentation
        The financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments consisting of normal accruals considered necessary for fair presentation of the results of operations and of financial position have been made. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 1995 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles.

   2.  Inventories
         (000 omitted)            March 31, 1996       December 31, 1995
       Finished products          $ 55,700                $ 53,788
       Work in process              47,552                  44,806
       Raw materials                47,332                  41,968
       Supplies                      9,172                   9,067
                                  --------                 -------
                                   159,756                 149,629
       Allowance to state
        inventories at LIFO cost    46,442                  46,089
                                  --------                --------
                                  $113,314                $103,540
                                  ========                ========
   3.   Long-Term Debt
        The corporation's long-term credit agreements contain certain conditions and provisions which restrict the corporation's payment of dividends. Under the most restrictive of these provisions, retained earnings of $104.9 million were unrestricted as of March 31, 1996 for cash dividends and treasury stock purchases.

   4.   Accounting for Stock-Based Compensation
        In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The standard permits companies to continue accounting for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The corporation intends to follow Opinion No. 25 as it requires no recognition for compensation expense when the exercise price is equal to the market price of the stock at the date of the grant. The corporation will provide the pro forma disclosures required by SFAS No. 123 in its annual report, if material.

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS
   FIRST THREE MONTHS OF 1996 COMPARED TO 1995

   Revenues for the first quarter of 1996 were $427 million surpassing last year's first quarter revenues by $34 million or 8.7 percent, and representing the highest quarterly revenues achieved in the corporation's history. Net earnings of $17.3 million or $.83 per share in the first quarter of 1996 declined $1.1 million from the $18.4 million or $.88 per share reported in the same period last year.

   With the exception of Smith Fiberglass Products Inc., the corporation's product operations reflected increased revenues in the first quarter of 1996 compared to 1995's first quarter. The most notable sales increases occurred at the Water Products and Electrical Products companies as both of these operations experienced over an eight percent increase in sales from the first quarter of 1995 to the same period in 1996. The sales growth occurring within the Other Products segment was attributable to the acquisition of Peabody TecTank, Inc. in December 1995.

   Despite the higher 1996 first quarter sales, the corporation's gross profit margin declined from 16.3 percent in the first quarter of 1995 to 15 percent in 1996. Several factors were responsible for the lower profit margin. Automotive's margins were adversely impacted by start-up costs associated with three facilities and higher depreciation expense. Water Products' margins were significantly reduced as a result of pricing pressure in the residential water heater segment, while unfavorable product mix caused lower margins at Smith Fiberglass Products. Further explanation of the causal factors for the lower gross profit margin are included in the various segment discussions which follow.

   First quarter sales for the Automotive Products Company increased $9.2 million or 4.2 percent from $221.7 million in 1995 to $230.9 million in 1996. Sales increased despite the March interruption of product shipments caused by the GM strike.

   Automotive's 1996 first quarter earnings were significantly lower than the same period last year. Much of the earnings decline was caused by higher fixed costs, most notably depreciation, which increased in conjunction with higher capital spending levels in the recent past. Start-up costs for plants in Plymouth, Michigan; Bowling Green, Kentucky; and Roanoke, Virginia adversely impacted the 1996 first quarter earnings. Automotive's first quarter earnings were lower than planned due to the curtailment of scheduled production and shipment of product associated with the General Motors strike, as well as lower than anticipated productivity levels.

   In March, Automotive was awarded the contract to manufacture frames for the next generation of the popular Ford Explorer sport utility vehicle. In addition, Automotive has been certified as a Full Service Supplier, which will give the company the opportunity for early involvement in new vehicle development and will enable the company to work more closely with Ford in the future. The Milwaukee, Wisconsin operation is also preparing to build the next generation of Ford Ranger frames with production scheduled to begin in the third quarter of 1997.

   The trend of improved earnings which commenced in 1995 for Metalsa, the corporation's 40 percent owned Mexican affiliate continued in the first quarter of 1996. Sales increased more than 50 percent over last year's first quarter due to additional sales in Mexico to Chrysler and General Motors for the export market. The higher volumes resulted in improved first quarter earnings which compare favorably to a nominal operating profit which was more than offset by a translation loss in the first quarter of 1995.

   First quarter sales for the Electrical Products Company increased $7.0 million or 8.3 percent from a very good first quarter experienced in 1995. Market conditions remained strong for all segments of the business but most notably for the hermetic, pump, and distribution markets.

   Electrical Products Company's first quarter profits exceeded 1995's first quarter earnings as a result of increased sales and improved manufacturing efficiency throughout its operations.

   First quarter sales for the Water Products Company increased $5.3 million or 8.2 percent from $64.1 million in 1995 to $69.4 million in 1996. The increased sales were the result of higher volumes for both residential and commercial product.

   Despite the increased volume for Water Products, 1996 first quarter profits were lower than last year's first quarter as a result of pricing concessions put in place to match discounts offered by other manufacturers within the industry. The company anticipates that margins will return to more normal levels in the second half of the year.

   Shipment of a new commercial water heater which achieves 94% efficiency, the most efficient of any storage type product on the market is scheduled to commence in the second quarter. This in conjunction with the completion of consolidation of the commercial boiler operation at the company's El Paso, Texas, plant should have a favorable impact on the remainder of the year.

   First quarter sales for Smith Fiberglass Products were slightly lower than the same period in 1995. The small decline in sales resulted in a disproportionate drop in first quarter earnings as a higher percentage of the subsidiary's sales were concentrated in lower margin product lines.

   Revenues for the Other Products segment of the corporation, consisting of
   A. O. Smith Harvestore Products, Inc. (AOSHPI), the recently acquired Peabody TecTank, Inc. (PTT), and AgriStor Credit Corporation increased from $8.3 million in the first quarter of 1995 to $20.9 million in the first quarter of 1996. The significant increase in quarterly revenues from year-to-year was attributable to the acquisition of PTT which experienced particularly strong demand for its line of bolted storage tanks. AOSHPI's first quarter revenues were adversely impacted by softness in the agricultural market, while AgriStor's revenues continue to decline consistent with the intent to liquidate this entity. The incremental profits generated by PTT in the quarter helped this segment of the corporation's business earn a first quarter profit compared to a loss in the first quarter of 1995.

   Selling, general and administrative expenses in the first quarter were $4.0 million more than the same period of 1995. Much of this increase was associated with the acquisition of PTT as well as general increases to support higher sales volumes. The $.7 million year-to-year increase in first quarter interest expense was a direct result of increased debt levels to support aggressive capital spending programs, the PTT acquisition, and increased working capital requirements. The effective tax rate for the first quarter of 1996 was 39.6 percent and compared to 38 percent in the first quarter of 1995. The first quarter of 1995 benefitted from the recognition of additional foreign tax credits. Additionally, 1996 first quarter earnings have been reduced by losses incurred in the Chinese joint ventures for which there is no immediate offsetting tax benefit.

   During the first three months of 1996, the corporation was a party to futures contracts for purposes of hedging a portion of certain raw material purchases. The corporation was also a party to forward foreign exchange contracts to hedge foreign currency transactions consistent with its committed exposures. Had these contracts not been in place, the net earnings of the corporation would not have been materially affected in the first quarter of 1996.

   Liquidity and Capital Resources

   The corporation's working capital was $172.9 million at March 31, 1996 compared to $138.8 million at December 31, 1995. Business activity related increases in trade receivables, customer tooling and inventories were partially offset by a corresponding increase to trade payables.

   Cash flow provided by operations was $11.9 million lower during the first quarter ended March 31, 1996 than the same period last year due to higher working capital requirements. The corporation's long-term debt increased $28.6 million in the first three months of 1996 to $195.7 million to finance capital expenditures and working capital requirements. The corporation's leverage ratio as measured by total debt excluding the finance subsidiary divided by total capitalization was 34% compared to 31% at the end of December 1995. The finance subsidiary's long-term debt decreased $3.1 million during the first quarter to $20.7 million, reflecting the continuing liquidation of the business.

   Capital expenditures during the first quarter were $24.5 million, $9.6 million higher than during the first quarter of 1995. As mentioned in the most recently issued Form 10-K Report, capital spending will remain higher for the remainder of the year due largely to new automotive programs. The corporation expects that cash flow from operations will cover the majority of the planned capital requirements.

   At its April 4, 1996 meeting, A. O. Smith's Board of Directors increased the regular quarterly dividend to $.17 per share on its common stock (Classes A and Common) from $.15 per share. The dividend is payable on May 15, 1996 to shareholders of record April 30, 1996.

   PART II - OTHER INFORMATION
   ITEM 1 - LEGAL PROCEEDINGS

   At March 31, 1996, the Corporation or A. O. Smith Harvestore Products, Inc. ("AOSHPI"), a wholly-owned subsidiary of the Corporation, were defendants in approximately seven cases alleging damages for economic losses claimed to have arisen out of alleged defects in AOSHPI's animal feed storage equipment. In the first quarter of 1996, no new cases were filed against the Corporation and AOSHPI and one case was settled.

   Two of the seven pending cases contain class action allegations. One of the cases is a New York State court action which names the corporation, AOSHPI, and two of its dealers as defendants. The court has denied the plaintiffs' motion to certify the class and has granted the defendants' motions dismissing some of the plaintiffs' allegations. The plaintiffs are appealing the court's rulings.

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

   There have been no material changes in the environmental matters previously reported in Item 3 in the Company's Form 10-K Report for the fiscal year ending December 31, 1995 which is incorporated herein by reference.

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the first quarter of 1996.

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

       (3)(i) A. O. Smith Corporation Restated Certificate of Incorporation, as amended April 5, 1995 and as further amended February 5, 1996 [incorporated by reference to Exhibit (3)(i) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-475)]

       (4)     A. O. Smith Corporation Restated Certificate of
               Incorporation, as amended April 5, 1995 and as further amended on February 5, 1996 [incorporated by reference to Exhibit (3)(i) hereto]

       (27)    Financial Data Schedule

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the corporation in the first quarter of 1996.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      A. O. SMITH CORPORATION

   May 10, 1996                       /s/ John J. Kita
                                      John J. Kita
                                      Vice President,
                                      Treasurer and Controller

   May 10, 1996                       /s/ G.R. Bomberger
                                      G. R. Bomberger
                                      Executive Vice President
                                      and Chief Financial Officer

                                INDEX TO EXHIBITS
   Exhibit
   Number                   Description

   (3)(i)         A. O. Smith Corporation Restated Certificate of
                  Incorporation, as amended April 5, 1995 and as further amended on February 5, 1996 [incorporated by reference to Exhibit (3)(i) to the registrant's
                  Annual Report on Form 10-K for the year ended
                  December 31, 1995 (File No. 1-475)]

   (4)            A. O. Smith Corporation Restated Certificate of
                  Incorporation, as amended April 5, 1995 and as further amended on February 5, 1996 [incorporated by reference to Exhibit (3)(i) hereto]

   (27)           Financial Data Schedule