Form 10-Q
period 1996-06-30
SMITH A O CORP
filed 1996-08-09
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1996

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


        Class A Common Stock Outstanding as of July 31, 1996:    5,882,248

        Common Stock Outstanding as of July 31, 1996:          15,038,773

                                      Index


                             A. O. Smith Corporation

   Part I. Financial Information

   Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Statements of Earnings and Retained Earnings
     - Six months ended June 30, 1996 and 1995                              3

     Condensed Consolidated Balance Sheet
     - June 30, 1996 and December 31, 1995                                4-5

     Condensed Consolidated Statements of Cash Flows
     - Six months ended June 30, 1996 and 1995                              6

   Notes to Condensed Consolidated Financial Statements
     - June 30, 1996                                                        7

   Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             8-11



   Part II. Other Information

   Item 1. Legal Proceedings                                               12

   Item 2. Changes in Securities                                           13

   Item 4. Submission of Matters to a Vote of Security Holders          13-14

   Item 6. Exhibits and Reports on Form 8-K                                14

   Signatures                                                              15

   Index to Exhibits                                                       16

   PART I -- FINANCIAL INFORMATION
   ITEM 1 -- FINANCIAL STATEMENTS

                             A. O. SMITH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                              AND RETAINED EARNINGS
                Three and Six months ended June 30, 1996 and 1995
                     (000 omitted except for per share data)
                                   (Unaudited)

                                                Three Months Ended          Six Months Ended
                                                     June 30                     June 30
         EARNINGS                               1996          1995         1996          1995

         Electrical Products Company         $  95,067     $  84,560     $187,368      $169,816
         Automotive Products Company           221,848       220,272      452,786       441,941
         Water Products Company                 72,706        66,870      141,237       130,950
         Smith Fiberglass Products Inc.         14,810        15,600       28,260        29,317
         Other Products                         24,277        12,541       45,216        20,807
                                               -------       -------       ------        ------
         NET REVENUES                          428,708       399,843      854,867       792,831
         Cost of products sold                 361,844       335,535      724,109       664,380
                                               -------       -------      -------       -------
         Gross profit                           66,864        64,308      130,758       128,451
         Selling, general and
           administrative expenses              32,737        29,315       65,270        58,277
         Interest expense                        3,545         3,349        7,397         6,565
         Other expense - net                     2,022         1,147        3,394         3,131
                                               -------       -------      -------       -------
                                                28,560        30,497       54,697        60,478
         Provision for income taxes             11,174        11,744       21,363        23,150
                                               -------        ------      -------       -------
          Earnings before equity in
            earnings of affiliated
            companies                           17,386        18,753       33,334        37,328
          Equity in earnings of affiliated
            companies                            1,346         1,272         2,740        1,058
                                               -------       -------      -------       -------
         NET EARNINGS                           18,732        20,025       36,074        38,386
                                               =======       =======      =======       =======
         RETAINED EARNINGS
         Balance at beginning of period        287,955       240,110      273,751       224,467
         Cash dividends on common shares        (3,556)       (3,137)      (6,694)       (5,855)
                                               -------       -------      -------       -------
         BALANCE AT END OF PERIOD             $303,131      $256,998     $303,131      $256,998
                                               =======       =======      =======       =======
         NET EARNINGS PER COMMON SHARE            $.90          $.96        $1.72         $1.84

         DIVIDENDS PER COMMON SHARE               $.17          $.15         $.32          $.28


   See accompanying notes to unaudited condensed consolidated financial statements.

   PART I -- FINANCIAL INFORMATION
   ITEM 1 -- FINANCIAL STATEMENTS

                             A. O. SMITH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       June 30, 1996 and December 31, 1995
                                  (000 omitted)
                                                 (unaudited)
                                                June 30, 1996    Dec. 31, 1995
    ASSETS

    CURRENT ASSETS
    Cash and cash equivalents                      $     4,240   $     4,807
    Trade receivables                                  178,649       165,924
    Finance subsidiary receivables and
     leases                                             11,920        13,449
    Customer tooling                                    37,865        30,799
    Inventories (note 2)                                99.806       103,413
    Deferred income taxes                               18,208        17,542
    Other current assets                                14,734        14,327
                                                       -------       -------
    TOTAL CURRENT ASSETS                               365,422       350,261

    Investment in and advances to affiliated
     companies                                          37,101        28,731
    Deferred model change                               28,119        25,246
    Finance subsidiary receivables and
     leases                                             22,240        26,950
    Other assets                                        78,540        79,220
    Property, plant and equipment                    1,039,718       965,021
    Less accumulated depreciation                      554,595       528,487
                                                     ---------     ---------
    Net property, plant and equipment                  485,123       436,534
                                                     ---------     ---------
    TOTAL ASSETS                                    $1,016,545      $946,942
                                                     =========     =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
    Trade payables                                  $  148,728      $112,645
    Accrued payroll and benefits                        46,895        47,763
    Postretirement benefit obligation                    7,774         7,837
    Other current liabilities                           32,007        40,469
    Long-term debt due within one year                   5,175         3,925
    Finance subsidiary long-term debt due
     within one year                                     1,008         1,008
                                                     ---------     ---------
    TOTAL CURRENT LIABILITIES                          241,587       213,647

    Long-term debt (note 3)                            178,871       167,139
    Finance subsidiary long-term debt                   19,353        23,799
    Postretirement benefit obligation                   75,288        74,799
    Other liabilities                                   34,092        31,955
    Deferred income taxes                               65,797        63,239


    STOCKHOLDERS' EQUITY:

    Class A common stock , $5 par value
     authorized 14,000,000 shares; issued
     5,887,608 and 5,888,601                            29,438        29,443
    Common stock, $1 par value: authorized
     60,000,000 shares; issued 15,812,042
     and 15,811,049                                     15,812        15,811
    Capital in excess of par value                      68,889        68,871
    Retained earnings (note 3)                         303,131       273,751
    Cumulative foreign currency translation
     adjustments                                        (7,721)       (7,499)
    Treasury stock at cost                              (7,992)       (8,013)
                                                     ---------      --------

    TOTAL STOCKHOLDERS' EQUITY                         401,557       372,364
                                                     ---------      --------
    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                         $1,016,545      $946,942
                                                     =========      ========


      See accompanying notes to unaudited condensed consolidated financial statements.

   PART I -- FINANCIAL INFORMATION
   ITEM 1 -- FINANCIAL STATEMENTS

                             A. O.SMITH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     Six months ended June 30, 1996 and 1995
                          (000 omitted) - (unaudited)

    CASH FLOWS                                      1996           1995
    CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                   $36,074         $38,386
    Adjustments to reconcile net earnings to
     net cash provided by operating
     activities:
       Depreciation                                 30,389          26,522
       Deferred income taxes                         1,892           4,706
       Equity in earnings of affiliates, net
              of dividends                            (340)         (1,058)
       Deferred model change and software
              amortization                           6,970           3,807
       Other - net                                     341          (1,157)
    Change in current assets and liabilities:
       Trade receivables and customer tooling      (21,562)        (15,811)
       Current income tax accounts-net               1,895           2,468
       Inventories                                   3,607             902
       Prepaid expenses and other                   (4,288)         (6,311)
       Trade payables                               36,083          (6,122)
       Accrued liabilities, payroll and
              benefits                              (7,408)         (1,857)
    Net change in noncurrent assets and
     liabilities                                     8,249           1,837
                                                  --------        --------
    CASH PROVIDED BY OPERATING ACTIVITIES           91,902          46,312
                                                  --------        --------

    CASH FLOW FROM INVESTING ACTIVITIES
    Capital expenditures                           (73,264)        (32,592)
    Investment in joint ventures                    (7,993)              -
    Other - net                                    (13,090)         (8,368)
                                                  --------        --------
    CASH USED BY INVESTING ACTIVITIES              (94,347)        (40,960)
                                                  --------        --------
    CASH FLOW BEFORE FINANCING ACTIVITIES           (2,445)          5,352
                                                  --------        --------
    CASH FLOW FROM FINANCING ACTIVITIES
    Long-term debt incurred                         16,707          15,000
    Long-term debt retired                          (3,725)        (13,665)
    Finance subsidiary net long-term debt
     retired                                        (4,446)         (4,217)
    Stock transactions                                  36              77
    Dividends paid                                  (6,694)         (5,855)
                                                  --------        --------
    CASH PROVIDED/(USED) BY FINANCING
     ACTIVITIES                                      1,878          (8,660)
    Net decrease in cash and cash equivalents         (567)         (3,308)
    Cash and cash equivalents-beginning of
     period                                          4,807           8,485
                                                   -------         -------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD      $4,240          $5,177
                                                    ======          ======

      See accompanying notes to unaudited condensed consolidated financial statements.

   PART I -- FINANCIAL INFORMATION
   ITEM 1 -- FINANCIAL STATEMENTS


                             A. O. SMITH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (unaudited)

   1.    Basis of Presentation

      The financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments consisting of normal accruals considered necessary for fair presentation of the results of operations and of financial position have been made. The results of operations for the six-month period ended June 30, 1996 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 1995 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the 1996 presentation.

   2.    Inventories

      (000 omitted)              June 30, 1996       December 31, 1995

    Finished products              $50,547                $53,788
    Work in process                 43,543                 44,806
    Raw materials                   42,470                 41,841
    Supplies                         9,782                  9,067
                                  --------                -------
                                   146,342                149,502
    Allowance to state
     inventories at LIFO
     cost                           46,536                 46,089
                                  --------               --------
                                   $99,806               $103,413
                                   =======               ========
   3.    Long-Term Debt

      In June the corporation amended its revolving credit agreement. The facility was increased from $160 million to $210 million, and the term of the agreement was extended one year to June 30, 2001. The amended agreement also carries lower fees and lower borrowing rates.

      The corporation's long-term credit agreements contain certain conditions and provisions which restrict the corporation's payment of dividends. Under the most restrictive of these provisions, retained earnings of $111.7 million were unrestricted as of June 30, 1996 for cash dividends and treasury stock purchases.

   PART 1 -- FINANCIAL INFORMATION
   ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

   Results of Operations - First six months of 1996 compared to 1995

   Revenues for the first half of 1996 were $854.9 million or almost eight percent better than the $792.8 million of revenues in the same period of 1995. Revenues of $428.7 million in the second quarter of 1996 were the highest quarterly revenues in the corporation's history and surpassed last year's second quarter by $28.9 million or 7.2 percent.

   The corporation's 1996 first half earnings declined six percent to $36.1 million from $38.4 million in the first half of 1995. Second quarter earnings were $18.7 million in 1996, a decline of $1.3 million or 6.5 percent from the $20 million earned in the same quarter of 1995. Strong performance by the corporation's Electrical Products and Peabody TecTank businesses was overshadowed by lower profits from Automotive Products, Water Products and Smith Fiberglass.

   The gross profit margin through the first half of the year was 15.3 percent, down from 16.2 percent for the same period last year. The lower first half margin was caused by several factors. Automotive's margins were adversely impacted by start-up costs associated with three facilities. Water Products margins were significantly reduced as a result of matching industry-wide price concessions, while unfavorable product mix caused reduced margins at Smith Fiberglass Products. The second quarter gross margin of 15.6 percent declined from 16.1 percent from the second quarter of 1995. The aforementioned start-up costs at Automotive, price concessions in the water heater industry, and unfavorable mix for fiberglass pipe continued to erode margins throughout the second quarter.

   The Automotive Products Company sales in the first half were slightly higher than the same period in 1995 while sales in the second quarter of 1996 were about equal to last year's second quarter. 1996 second quarter sales were impacted by weak conditions in the medium/heavy truck market and by a shutdown of the Dodge Dakota frame line to accommodate a model changeover. The Dakota model changeover is near completion as the new plant in Plymouth, Michigan commenced production of full frame assemblies for the 1997 Dodge Dakota in July.

   Start-up costs associated with the aforementioned Plymouth, Michigan plant as well as two other new facilities contributed to lower earnings for the first half and second quarter of 1996 when compared to the same periods of 1995.

   Sales for the Electrical Products Company in the second quarter of 1996 were more than 12 percent higher than the same period last year as a result of strong demand in all of the company's major markets. The hermetic motor segment, in particular, has demonstrated significant improvement due to increased customer export sales, replacement demand and higher market share.

   Higher volumes, increased capacity utilization and enhanced productivity contributed to improved earnings for both the second quarter and first half of 1996 when compared to the same periods in 1995.

   Second quarter sales for the Water Products Company increased $6 million or 8.7 percent over the second quarter of 1995 while year-to-date sales were $10.3 million or 7.9 percent higher than the first half of 1995. The increased sales resulted from higher unit volumes for both residential and commercial water heaters.

   Despite the increased volume for Water Products, 1996 second quarter and first half profits were lower than the corresponding periods last year. The earnings reduction was a direct result of industry-wide residential price concessions which were established early in the year and continued through June. Recent indications suggest that the pricing pressure will moderate in the third quarter and that residential prices will return to more normal levels for the remainder of the year.

   Second quarter sales for Smith Fiberglass Products Inc. were lower than the second quarter of 1995 as demand for service station product and oil field piping remains weak. Sales for the first half of 1996 declined 3.6 percent from the first six months of 1995.

   The volume decline and unfavorable product mix resulted in decreased earnings for Fiberglass Products in both the second quarter and first half of the year when compared to the same periods last year.

   Revenues for the Other Products segment of the corporation consisting of
   A. O. Smith Harvestore Products, Inc. (AOSHPI), the recently acquired Peabody TecTank, Inc. (PTT) and AgriStor Credit Corporation increased from $12.5 million in the second quarter of 1995 to $24.3 million in the second quarter of 1996. 1996 first half sales increased $24.4 million over the first half of 1995. The significant increase in revenues from year-to-year was attributable to the acquisition of PTT which experienced strong demand for its line of bolted tanks. AOSHPI's second quarter and first half revenues were adversely impacted by softness in the municipal and agricultural markets while AgriStor's revenues continue to decline
   consistent with the intent to liquidate this entity.    The incremental
   profits generated by PTT helped this segment of the corporation's business substantially improve its earnings over the second quarter and first half of 1995.

   Selling, general and administrative (SGA) expenses in the second quarter were $3.4 million more than the same period in 1995. Through the first six months of the year SGA expenses were $7 million higher than the first half of 1995. Most of this increase was associated with the acquisition of PTT, general increases to support higher sales volumes and costs incurred relative to the start-up of the corporation's Chinese joint ventures. The $.8 million year-to-year increase in interest expense for the first half was a direct result of increased debt levels to support higher capital spending programs and the PTT acquisition.

   Other expenses were higher in the second quarter and first half of 1996 compared to the same periods in 1995 due primarily to the amortization of goodwill associated with the PTT acquisition. The effective tax rates for the second quarter and first half of 1996 were higher than the same periods in 1995 as the research and development tax credits recognized in 1995 were not available in 1996.

   Equity in earnings of affiliated companies for the second quarter was approximately the same as for 1995. The corporation's 40 percent owned Mexican affiliate, Metalsa, continues to perform well. As they did in the first quarter, sales in the second quarter increased more than 50 percent over the comparable quarter of 1995. Metalsa's operating profit for the period improved due to the higher sales volume. Its strong earnings helped offset expected losses associated with the corporation's start-up of new joint ventures in China.

   During the first six months of 1996, the corporation was a party to futures contracts for purposes of hedging a portion of certain raw material purchases. The corporation was also a party to forward exchange contracts to hedge foreign currency transactions consistent with its committed exposures. Had these contracts not been in place, the net earnings of the corporation would not have been materially affected in the second quarter or first half of 1996.


   Liquidity and Capital Resources

   The corporation's working capital was $123.8 million at June 30, 1996 compared to $136.6 million at December 31, 1995. Business activity related increases in trade receivables and customer tooling were more than offset by increases in trade payables.

   Cash flow provided by operations during the first half of 1996 was nearly double the level generated during the same period last year due primarily to lower relative working capital requirements. The corporation's long-term debt increased $11.8 million in the first six months of 1996 to $178.9 million to finance capital expenditures. However, its leverage ratio as measured by total debt excluding the finance subsidiary divided by total capitalization remained at 31%, the same level as at December 31, 1995. The finance subsidiary's long-term debt decreased $4.4 million during the first six months of 1996 to $19.4 million, reflecting the continuing liquidation of the business.

   In June, the corporation amended its revolving credit agreement. The facility was increased from $160 million to $210 million, and the term of the agreement was extended one year to June 30, 2001. The amended agreement also carries lower fees and lower borrowing rates.

   During the first six months of 1996, capital expenditures were $73.3 million, $40.7 million higher than the same period one year ago. As mentioned in the corporation's annual report on Form 10-K for the period ending December 31, 1995, capital spending will remain higher for the remainder of the year due largely to new automotive programs. Although the corporation expects that cash flow from operations will cover the majority of the planned capital requirements, debt levels will be higher during the balance of the year.

   At its June 11, 1996 meeting, A. O. Smith's Board of Directors declared a regular quarterly dividend of $.17 per share on its common stock (Classes A and Common). The dividend is payable on August 15, 1996 to shareholders of record as of July 31, 1996.

   PART II -- OTHER INFORMATION
   ITEM 1 -- LEGAL PROCEEDINGS

   At June 30, 1996, the corporation or A. O. Smith Harvestore Products, Inc. ("AOSHPI"), a wholly-owned subsidiary of the corporation, were defendants in seven cases alleging damages for economic losses claimed to have arisen out of alleged defects in AOSHPI's animal feed storage equipment. No new cases have been filed against the corporation since July 1994.

   In the second quarter, a federal court jury in Lansing, Michigan returned a verdict against the corporation and AOSHPI holding that they violated the RICO Act and the former operators of a Michigan dairy farm were awarded $156,008.34. The companies and the plaintiffs are awaiting rulings on motions filed following the entry of the judgment. The plaintiffs are seeking attorneys' fees and costs and the companies are seeking a judgment as a matter of law.

   Two of the seven pending cases contain class action allegations. One of the cases is a New York State court action which names the corporation, AOSHPI, and two of its dealers as defendants. The court has denied the plaintiffs' motion to certify the class and has granted the defendants' motions dismissing some of the plaintiffs' allegations. The plaintiffs are appealing the court's rulings.

   The second case is pending in the Federal District Court for the Southern District of Ohio. It was filed in August 1992 and in March 1994 the court conditionally certified it as a class action on behalf of purchasers and lessees of Harvestore structures manufactured by the corporation and AOSHPI. A notice of the certification was mailed to the purported class members in the third quarter of 1994, with approximately 5,500 "opt out" forms being filed with the court, the impact of which is unknown. The court canceled a previously set trial date as a result of motions the corporation filed seeking summary judgment or in the alternative decertification of the class. The corporation is awaiting a ruling.

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

   As reported in the environmental matters discussed in Item 3 in the corporation's Form 10-K Report for the period ending December 31, 1995, which is incorporated herein by reference, the corporation joined with a group of companies identified by the U.S. Environmental Protection Agency ("EPA") as Potentially Responsible Parties (PRPs) under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") to negotiate settlements as de minimis parties at a site in Indiana. Pursuant to those discussions, the EPA issued an order under section 106 of CERCLA requiring the corporation and 38 other PRPs to perform certain remedial actions at the site. Based upon information that is currently available, the corporation believes that its ultimate share of the costs associated with this site should not be material to its financial condition. Except for that matter, there have been no material changes in the environmental matters that were previously reported in Item 3.

   ITEM 2--CHANGES IN SECURITIES

   On June 19, 1996, the corporation's $160,000,000 Revolver Agreement with a group of ten banks was amended to $210,000,000 and the final maturity was extended from June 30, 2000 to June 30, 2001. The covenants and restrictions on the payment of dividends remain essentially the same. Refer to Note 3 on page 7 of this report for more detailed information regarding the corporation's debt covenants, dividend payment restrictions and retained earnings.

   ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On March 4, 1996, the corporation mailed a proxy statement to its stockholders relating to the annual meeting of stockholders on April 3, 1996. The annual meeting included the election of directors and the consideration and action upon proposals to approve the ratification of Ernst & Young LLP as the independent auditors of the corporation for 1996 and to act upon a stockholder proposal to provide a post-meeting report of the annual meeting of stockholders.

   Directors are elected by a plurality of the votes cast, by proxy or in person, with the holders voting as separate classes. A plurality of votes means that the nominees who receive the greatest number of votes cast are elected as directors. Consequently, any shares which are not voted, whether by abstention, broker non-votes or otherwise, will have no effect on the election of directors.

   For all other matters considered at the meeting, both classes of stock vote together as a single class, with the Class A Common Stock entitled to one vote per share and the Common Stock entitled to 1/10th vote per share. All such other matters are decided by a majority of the votes cast. On such other matters, an abstention will have the same effect as a "no" vote but, because shares held by brokers will not be considered to vote on matters as to which the brokers withhold authority, a broker non-vote will have no effect on the vote.

   1.   Election of Directors
                                                   Votes       Broker
                                      Votes For   Withheld   Non-Votes
     Class A Common Stock Directors
      Tom H. Barrett                  5,786,377      2,714           0
      Glen R. Bomberger               5,786,477      2,614           0
      Thomas I. Dolan                 5,786,113      2,978           0
      Robert J. O'Toole               5,786,477      2,614           0
      Donald J. Schuenke              5,786,477      2,614           0
      Arthur O. Smith                 5,786,377      2,714           0
      Bruce M. Smith                  5,786,477      2,614           0

     Common Stock Directors
      Russell G. Cleary              12,500,616    251,865           0
      Leander W. Jennings            12,499,701    252,780           0
      Dr. Agnar Pytte                12,501,758    250,723           0


   2.   Ratification of Ernst & Young LLP as Independent Auditors

                                            Votes       Broker
                              Votes For    Against    Abstentions   Non Votes

   COMBINED CLASS VOTE:
   Class A Common Stock
    and Common Stock
    (1/10th vote)             7,054,072      6,336          3,929           0


   3. Stockholder Proposal on Issuing a Post-Meeting Report of the Annual Stockholders Meeting

                                            Votes       Broker
                              Votes For    Against    Abstentions   Non Votes

   COMBINED CLASS VOTE:
   Class A Common Stock
    and Common Stock
    (1/10th vote)                79,339  6,711,278         31,243     242,477


   ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits
             (4) Amendment dated as of June 19, 1996 to the Revolver Agreement dated February 26, 1993.
             (27) Financial Data Schedule
        (b)  Reports on Form 8-K
             No reports on Form 8-K were filed by the corporation in the second quarter of 1996.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           A. O. SMITH CORPORATION



   August 9, 1996                          /s/ John J. Kita
                                           John J. Kita
                                           Vice President,
                                           Treasurer and Controller




   August 9, 1996                          /s/ Glen R. Bomberger
                                           G. R. Bomberger
                                           Executive Vice President
                                           and Chief Financial Officer

                                INDEX TO EXHIBITS

   Exhibit
   Number                   Description

   4 Amendment dated as of June 19, 1996 to the Revolver Agreement dated February 26, 1993

   27        Financial Data Schedule