Form 10-Q
period 1996-09-30
SMITH A O CORP
filed 1996-11-14
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1996

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


    Common Stock Outstanding as of October 31, 1996:   15,059,923

    Class A Common Stock Outstanding as of October 31, 1996:       5,861,098

                                      Index


                             A. O. Smith Corporation

   Part I. Financial Information

   Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Statements of Earnings and Retained
     Earnings - Nine months ended September 30, 1996 and 1995               3

     Condensed Consolidated Balance Sheet
     - September 30, 1996 and December 31, 1995                           4-5

     Condensed Consolidated Statements of Cash Flows
     - Nine months ended September 30, 1996 and 1995                        6

     Notes to Condensed Consolidated Financial Statements
     - September 30, 1996                                                   7

   Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                8-11



   Part II. Other Information

   Item 1. Legal Proceedings                                               12

   Item 6. Exhibits and Reports on Form 8-K                                12

   Signatures                                                              13

   Index to Exhibits                                                       14

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS


                                    A.O. SMITH CORPORATION
                         CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                     AND RETAINED EARNINGS
                    Three and Nine months ended September 30, 1996 and 1995
                            (000 omitted except for per share data)
                                          (unaudited)

                                        Three Months Ended        Nine Months Ended
                                           September 30             September 30
   EARNINGS                              1996        1995         1996         1995

   Electrical Products Company        $  76,676     $  71,641  $  264,044    $  241,457
   Automotive Products Company          194,943       189,736     647,729       631,677
   Water Products Company                70,101        66,287     211,338       197,237
   Smith Fiberglass Products Inc.        16,309        14,680      44,569        43,997
   Other Products                        25,398        12,019      70,614        32,826
                                        -------       -------   ---------     ---------
   NET REVENUES                         383,427       354,363   1,238,294     1,147,194
   Cost of products sold                329,060       313,922   1,053,169       978,302
                                        --------      -------   ---------     ---------
   Gross profit                          54,367        40,441     185,125       168,892
   Selling, general and
    administrative expenses              31,393        26,106      96,663        84,383
   Interest expense                       3,689         3,234      11,086         9,799
   Other expense - net                      775            20       4,169         3,151
                                        -------       -------     -------       -------
                                         18,510        11,081      73,207        71,559
   Provision for income taxes             6,977         4,370      28,340        27,520
                                        -------       -------     -------       -------
   Earnings before equity in earnings
    of affiliated companies              11,533         6,711      44,867        44,039
   Equity in earnings of affiliated
    companies                             1,001           744       3,741         1,802
                                        -------       -------    --------       -------

   NET EARNINGS                          12,534         7,455      48,608        45,841
                                        =======       =======    ========       =======
   RETAINED EARNINGS
   Balance at beginning of period       303,131       256,998     273,751       224,467
   Cash dividends on common shares       (3,557)       (3,137)    (10,251)       (8,992)
                                       --------      --------    --------      --------
   BALANCE AT END OF PERIOD          $  312,108    $  261,316  $  312,108    $  261,316
                                      =========      ========    ========      ========
   NET EARNINGS PER COMMON SHARE           $.60          $.36       $2.32         $2.19
   DIVIDENDS PER COMMON SHARE              $.17          $.15        $.49          $.43


           See accompanying notes to unaudited condensed consolidated financial statements.

   PART 1-FINANCIAL INFORMATION
   ITEM 1-FINANCIAL STATEMENTS

                                A.O. SMITH CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEET
                    September 30, 1996 and December 31, 1995
                                    (000 omitted)

                                              (unaudited)         Dec. 31,
                                             Sept. 30, 1996         1995
   ASSETS

   CURRENT ASSETS
   Cash and cash equivalents                      $  7,252         $  4,807
   Trade receivables                               153,668          165,924
   Finance subsidiary receivables and
    leases                                          11,139           13,449
   Customer tooling                                 57,118           30,799
   Inventories (note 2)                            117,093          103,413
   Deferred income taxes                            19,028           17,542
   Other current assets                             12,815           14,327
                                                  --------          -------
   TOTAL CURRENT ASSETS                            378,113          350,261

   Investment in and advances to
    affiliated companies                            45,904           28,731
   Deferred model change                            31,870           25,246
   Finance subsidiary receivables and
    leases                                          20,302           26,950
   Other assets                                     86,846           79,220
   Property, plant and equipment                 1,092,947          965,021
   Less accumulated depreciation                   570,565          528,487
                                                 ---------        ---------
   Net property, plant and equipment               522,382          436,534
                                                 ---------          -------
   TOTAL ASSETS                                 $1,085,417         $946,942
                                                 =========          =======
   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
   Trade payables                               $  162,200        $ 112,645
   Accrued payroll and benefits                     55,436           47,763
   Postretirement benefit obligation                 7,742            7,837
   Other current liabilities                        32,397           40,469
   Long-term debt due within one year                7,804            3,925
   Finance subsidiary long-term debt
    due within one year                              1,010            1,008
                                                  --------         --------
   TOTAL CURRENT LIABILITIES                       266,589          213,647

   Long-term debt (note 3)                         213,267          167,139

   Finance subsidiary long-term debt                17,097           23,799

   Postretirement benefit obligation                76,066           74,799

   Other liabilities                                34,464           31,955

   Deferred income taxes                            67,391           63,239

   STOCKHOLDERS' EQUITY:
   Class A common stock, $5 par value:
    authorized 14,000,000 shares;
    issued 5,885,458 and 5,888,601                  29,427           29,443

   Common stock, $1 par value:
    authorized 60,000,000 shares;
    issued 15,814,192 and 15,811,049                15,814           15,811

   Capital in excess of par value                   68,898           68,871

   Retained earnings (note 3)                      312,108          273,751

   Cumulative foreign currency
    translation adjustments                         (7,712)          (7,499)

   Treasury stock at cost                           (7,992)          (8,013)
                                                   --------         --------
   TOTAL STOCKHOLDERS' EQUITY                      410,543          372,364
                                                   -------          -------
   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                       $1,085,417       $  946,942
                                                  =========         ========


   See accompanying notes to unaudited condensed consolidated financial statements

   PART 1-FINANCIAL INFORMATION
   ITEM 1-FINANCIAL STATEMENTS

                             A. O. SMITH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  Nine Months ended September 30, 1996 and 1995
                           (000 omitted) - (unaudited)

   CASH FLOWS                                       1996           1995
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                    $  48,608    $  45,841
   Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation                                    47,219       41,038
     Deferred income taxes                             2,666        5,351
     Equity in earnings of affiliates, net
      of dividends                                    (1,341)      (1,802)
     Deferred model change and software
      amortization                                     9,157        7,625
     Other - net                                         267         (759)
   Change in current assets and
    liabilities:
     Trade receivables and customer
      tooling                                        (15,099)     (21,315)
     Current income tax accounts-net                   2,073         (275)
     Inventories                                     (13,680)         541
     Prepaid expenses and other                       (2,611)      (6,830)
     Trade payables                                   49,555       11,774
     Accrued liabilities, payroll and
      benefits                                         1,556        2,040
   Net change in noncurrent assets and
    liabilities                                        7,740          956
                                                     -------      -------
   CASH PROVIDED BY OPERATING ACTIVITIES             136,110       84,185
                                                     -------      -------
   CASH FLOW FROM INVESTING ACTIVITIES
   Capital expenditures                             (127,277)     (61,146)
   Capitalized purchased software costs              (10,332)      (4,413)
   Deferred model change expenditures                (13,259)     (10,950)
   Investment in joint ventures                      (15,889)           -
                                                    --------     --------
   CASH USED BY INVESTING ACTIVITIES                (166,757)     (76,509)
                                                    --------     --------

   CASH FLOW BEFORE FINANCING ACTIVITIES             (30,647)       7,676
                                                     -------      -------
   CASH FLOW FROM FINANCING ACTIVITIES
   Long-term debt incurred                            53,807       15,000
   Long-term debt retired                             (3,800)     (11,059)
   Finance subsidiary net long-term debt
    retired                                           (6,700)      (5,814)
   Stock transactions                                     36           77
   Dividends paid                                    (10,251)      (8,992)
                                                     -------     --------
   CASH PROVIDED/(USED) BY FINANCING
    ACTIVITIES                                        33,092      (10,788)
   Net increase/(decrease) in cash and
    cash equivalents                                   2,445       (3,112)
   Cash and cash equivalents-beginning of
    period                                             4,807        8,485
                                                     -------      -------
   CASH AND CASH EQUIVALENTS AT END OF
    PERIOD                                          $  7,252     $  5,373
                                                     =======      =======

   See accompanying notes to unaudited condensed consolidated financial statements.

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS


                        A. O. SMITH CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1996
                              (unaudited)
   1. Basis of
      Presentation

      The financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments consisting of normal accruals considered necessary for fair presentation of the results of operations and of financial position have been made.
      The results of operations for the nine-month period ended September 30, 1996 are not necessarily indicative of the results expected for the full year The consolidated balance sheet as of December 31, 1995 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the 1996 presentation.


   2. Inventories

        (000 omitted)      September 30, 1996     December 31, 1995
      Finished products         $  60,975               $  53,788
      Work in process              47,708                  44,806
      Raw materials                45,517                  41,841
      Supplies                      9,590                   9,067
                                  -------                --------
                                  163,790                 149,502
      Allowance to
       state inventories
       at LIFO cost                46,697                  46,089
                                 --------                --------
                               $  117,093              $  103,413
                                 ========                ========

   3. Long-Term Debt

      The corporation's long-term credit agreements contain certain conditions and provisions which restrict the corporation's payment of dividends. Under the most restrictive of these provisions, retained earnings of $115.7 million were unrestricted as of September 30, 1996 for cash dividends and treasury stock purchases.


   PART I - FINANCIAL INFORMATION
   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS
   FIRST NINE MONTHS OF 1996 COMPARED TO 1995

   Revenues for the first nine months of 1996 were $1.24 billion reflecting an increase of over $90 million or almost an eight percent improvement from the $1.15 billion of revenues reported in the first nine months of 1995. Third quarter revenues increased 8.2 percent from $354.4 million in 1995 to a record $383.4 million in 1996.

   The corporation earned $48.6 million or $2.32 per share for the first nine months of 1996 compared with $45.8 million or $2.19 per share in the first nine months of 1995. Third quarter earnings of $12.5 million or $.60 per share were 67% higher than third quarter 1995 earnings of $7.5 million or $.36 per share. Third quarter 1995 earnings were impacted by a number of non-recurring factors including unusually hot weather, heavy demand for truck products, and operational difficulties which in combination disrupted production at the company's automotive operation.

   The third quarter gross margin of 14.2 percent was significantly higher than the 11.4 percent gross margin achieved in last year's third quarter. The reason for the dramatic improvement in the third quarter gross margin was twofold. First, the Electrical Products Company generated improved operating efficiencies on higher manufacturing volumes. Secondly, Automotive Products did not have to contend with the aforementioned weather-related and other production difficulties which caused a decline in last year's third quarter gross margin. The gross profit margin through the first nine months of the year increased to 15 percent in 1996 from 14 .7 percent in 1995 due mostly to the improvement in third quarter results.

   The Automotive Products Company sales for the first nine months and third quarter of 1996 exceeded the corresponding periods of 1995 by approximately 2.5 percent. Strong customer demand for structural components for pickup trucks and sport utility vehicles, was responsible for the increased sales.

   Automotive's earnings for the first nine months of 1996 were lower than the same period last year. Most of the earnings decline was caused by start-up costs for several new facilities and the Dodge Dakota model changeover in the second quarter. Third quarter earnings in 1996 reflected an increase from the same period in 1995 as the aforementioned production complications were not experienced in the third quarter of 1996.

   During the fourth quarter Automotive will begin production at its new heavy truck operation in Roanoke, Virginia. This facility incorporates sophisticated automation and innovative techniques in its manufacturing processes which should afford customers shorter lead times and reduced transportation costs. This plant should strengthen Automotive's position in both the medium and heavy truck segments of the market.

   Third quarter sales for the Electrical Products Company were 7 percent higher than the third quarter of 1995 as demand for fractional horsepower and hermetic electric motors continued at the increased levels experienced in the first half of the year. The HVAC market segment exhibited particular strength as hermetic and fan motor sales were substantially higher than last year's third quarter. Demand for pump motors was also strong in the third quarter.

   Electrical Products' manufacturing operations have demonstrated the ability to operate efficiently at higher volumes which resulted in improved earnings for both the third quarter and the first nine months of 1996 when compared with the same periods in 1995.

   Increased unit volume for both commercial and residential water heaters resulted in nearly a six percent third quarter sales increase for Water Products Company when comparing 1996 with 1995. Year-to-date sales were more than 7 percent higher than the first nine months of 1995 as a result of the unit volume increase.

   Third quarter earnings for Water Products were higher than the 1995 third quarter due to increased volume. Profits for the first nine months of the year were also better than those of the first nine months of 1995 as the impact of increased volume more than offset the adverse effect of the industry-wide residential price concessions which were prevalent for most of the first half of 1996.

   Third quarter sales for Smith Fiberglass Products Inc. increased 11.1 percent over 1995's third quarter while year-to-date sales were 1.3 percent higher than the first nine months of 1995. Despite higher sales, earnings were lower in both the third quarter and first nine months of 1996 compared with the corresponding periods in 1995. Throughout the year, earnings have been adversely impacted by a shift in sales mix from higher to lower margin products.

   Revenues for the Other Products segment of the corporation consisting of
   A. O. Smith Harvestore Products Inc. (AOSHPI), the recently acquired Peabody TecTank, Inc. (PTT) and AgriStor Credit Corporation increased from $12 million in the third quarter of 1995 to $25.4 million in the third quarter of 1996. Year-to-date sales increased $37.8 million over the first nine months of 1995. This significant year over year increase in revenues was attributed to the acquisition of PTT which experienced strong demand for its line of bolted tanks. AOSHPI's third quarter year-to-date sales were adversely impacted by softness in the municipal and agricultural markets while AgriStor's revenues continue to decline consistent with the intent to liquidate this entity. The incremental profits generated by PTT in the third quarter of 1996 were more than offset by lower earnings for AOSHPI and AgriStor. Year-to-date earnings were substantially higher than the first nine months of 1995 as a result of the PTT acquisition.

   Selling, general and administrative (SG&A) expenses in the third quarter were $5.3 million more than the same period in 1995. Through the first nine months of the year SG&A expenses were $12.3 million higher than the first nine months of 1995. Most of this increase was associated with the consolidation of the SG&A of Peabody TecTank (PTT), general increases to support higher sales volumes and costs incurred relative to the start-up of the corporation's Chinese joint ventures. The $1.3 million year-over-year increase in interest expense for the first nine months was a direct result of increased debt levels to support higher capital spending programs and the PTT acquisition.

   The recognition of research and development and foreign tax credits in the third quarter of 1996 resulted in a lower effective tax rate compared with the same quarter in 1995.

   Equity in earnings of affiliated companies for the third quarter of 1996 increased over the same period in 1995. Metalsa, the corporation's 40 percent owned Mexican affiliate, continues to benefit from higher sales and improved margins. Offsetting Metalsa's earnings were losses resulting from the start-ups of the company's Chinese joint ventures.

   During the first nine months of 1996, the corporation was a party to futures contracts for purposes of hedging a portion of certain raw material purchases. The corporation was also a party to forward exchange contracts to hedge foreign currency transactions consistent with its committed exposures. Had these contracts not been in place, the net earnings of the corporation would not have been materially affected in the third quarter or the first nine months of 1996.

   Liquidity and Capital Resources

   The corporation's working capital was $111.5 million at September 30, 1996 compared with $136.6 million at December 31, 1995. The majority of the reduction is attributed to business-related increases in trade payables partially offset by related increases in customer tooling and inventories. Cash flow provided by operations was $51.9 million greater than the same period last year primarily as the result of a reduction in working capital requirements compared with the prior year.

   During the first nine months of 1996, capital expenditures were $127.3 million, $66.1 million higher than during the same period in 1995. The corporation anticipates that capital spending will be higher than the original projection of $140 million discussed in the corporation's 1995 annual report on Form 10-K primarily due to earlier than anticipated spending on 1998 model year automotive programs. Lower capital expenditures are anticipated in 1997.

   The corporation's long-term debt, excluding the debt of the company's finance subsidiary, increased $46.1 million in the first nine months to $213.3 million to finance capital expenditures and investments in joint ventures. Additionally, its leverage ratio as measured by total debt excluding the finance subsidiary divided by total capitalization was 35% compared with 31% at December 31, 1995. The long-term debt of the finance subsidiary declined $6.7 million to $17.1 million, reflecting the continuing liquidation of that business. Although cash flow from operations will cover the majority of the planned capital requirements, the corporation projects that the total debt to total capital ratio will remain higher for the remainder of the year.

   At its October 8, 1996 meeting, A. O. Smith's Board of Directors declared a regular quarterly dividend at $.17 per share on its common stock (Classes A and Common). The dividend is payable on November 15, 1996 to shareholders of record October 31, 1996.


   PART II -- OTHER INFORMATION
   ITEM 1 -- LEGAL PROCEEDINGS

   At September 30, 1996, the corporation and A. O. Smith Harvestore Products, Inc. ("AOSHPI"), a wholly-owned subsidiary of the corporation, were defendants in three (3) cases alleging damages for economic losses claimed to have arisen out of alleged defects in AOSHPI's animal feed storage equipment. Subsequent to the end of the quarter, a new case was filed against the corporation and AOSHPI, which is the first such case filed since July 1994.

   It was previously reported that a federal court jury in Lansing, Michigan returned a verdict against the corporation and AOSHPI holding that they violated the RICO Act, and the former operators of a Michigan dairy farm were awarded $156,008. The Judgment Order was vacated and the lawsuit settled.

   One of the remaining cases is a New York State court action which names the corporation, AOSHPI, and two of its dealers as defendants. The court denied the plaintiffs' motion to certify the case as a class action and has granted the defendants' motions dismissing some of the plaintiffs' allegations. The plaintiffs are appealing the court's rulings.

   Another of the cases was filed in August 1992 in the Federal District Court for the Southern District of Ohio, and in March 1994, the court conditionally certified it as a class action on behalf of purchasers and lessees of Harvestore structures manufactured by the corporation and AOSHPI. In August 1996, the court granted the corporation's motion to decertify the class and ordered it decertified. A notification to the former class members advising them of the decertification is to be mailed and the lawsuit will proceed as individual actions by named plaintiffs.

   The corporation believes that any damages, including any punitive damages, arising out of the pending cases do not reach the threshold of materiality requiring disclosure in this filing, and absent changes in circumstances, this litigation will not be discussed in future filings.

   There have been no material changes in the environmental matters previously reported in Part 1, Item 3 in the corporation's annual report on Form 10-K for the year ended December 31, 1995 and Part 2, Item 1 in the quarterly report on Form 10-Q for the quarter ended June 30, 1996, which are incorporated herein by reference.

   ITEM 2--CHANGES IN SECURITIES
   None.

   ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   None.

   ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
   (a)  Exhibits
           (27) Financial Data Schedule.
   (b)  Reports on Form 8-K
           No reports on Form 8-K were filed by the corporation in the third quarter of 1996.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           A. O. SMITH CORPORATION




   November 12, 1996                       /s/ John J. Kita
                                           John J. Kita
                                           Vice President,
                                           Treasurer and Controller


   November 12, 1996                       /s/ G. R. Bomberger
                                           G. R. Bomberger
                                           Executive Vice President
                                           and Chief Financial Officer

                                INDEX TO EXHIBITS

   Exhibit
   Number                                  Description

   27        Financial Data Schedule