Form 10-K
period 1996-12-31
SMITH A O CORP
filed 1997-03-27
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1996

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

                               Shares of Stock
    Title of Each Class          Outstanding          Name of Each Exchange
                              February 28, 1997        on Which Registered

    Class A Common Stock          5,836,498               American Stock
    (par value $5.00 per                                     Exchange
    share)
    Common Stock                  14,036,123              New York Stock
    (par value $1.00                                         Exchange
     per share)

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

   The aggregate market value of voting stock held by nonaffiliates of the registrant was $15,643,136 for Class A Common Stock and $459,640,569 for Common Stock as of February 28, 1997.

   Documents Incorporated by Reference:
        1. Portions of the corporation's definitive Proxy Statement dated on or about April 21, 1997 for a May 21, 1997 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                     PART I

   ITEM 1 - BUSINESS

   A. O. Smith Corporation, a Delaware corporation organized in 1916, its subsidiaries and its affiliates (hereafter collectively called the "corporation" unless the context otherwise requires) are engaged in three business segments. These segments are Electric Motor Technologies, Water Systems Technologies and Storage & Fluid Handling Technologies.

   The corporation's Electric Motor Technologies segment produces fractional horsepower and hermetic electric motors. The Water Systems Technologies Segment is a leading manufacturer of residential and commercial gas, oil, and electric water heating systems. Storage & Fluid Handling Technologies manufactures reinforced thermosetting resin piping, agricultural, industrial and municipal liquid and dry bulk storage systems. The corporation is in the process of selling the agricultural portion of this segment. The agricultural business is not considered material. Financial information regarding the corporation's business segments is provided in
   Note 15 to the Consolidated Financial Statements which appear elsewhere herein.

   On January 27, 1997 the corporation announced a definitive agreement to sell its Automotive Products Company to Tower Automotive, Inc. The transaction is expected to close early in the second quarter of this year. See Note 2 to the Consolidated Financial Statements, entitled
   "Discontinued Operations" which appears elsewhere herein.

   On March 4, 1997, the corporation announced a definitive agreement to acquire UPPCO, Inc., a privately held manufacturer of sub-fractional horsepower electric motors with projected 1997 sales of approximately $80 million. The transaction is expected to close near the end of the first quarter.

   The following table summarizes sales by segment for the corporation's operations. This segment summary and all other information presented in this section should be read in conjunction with the Consolidated Financial Statements and the Notes thereto which appear elsewhere herein.

                               Years Ended December 31 (Dollars in Millions)
                                 1996    1995     1994      1993     1992
    Electric Motor
    Technologies               $337.1  $317.3   $281.2    $242.6   $225.6
    Water Systems
    Technologies                291.3   276.0    271.5     248.1    215.2
    Storage & Fluid
    Handling Technologies       152.8   103.4     95.3      92.2     71.6
                                -----   -----    -----     -----    -----
    Total Continuing
    Operations                 $781.2  $696.7   $648.0    $582.9   $512.4
                               ======  ======   ======    ======   ======

   ELECTRIC MOTOR TECHNOLOGIES

   The Electric Motor Technologies segment includes the A. O. Smith Electrical Products Company and manufactures fan motors used in furnaces, air conditioners, and blowers, as well as fractional horsepower motors used in other consumer products and jet pump motors sold to manufacturers of home water systems, swimming pools, hot tubs and spas. Hermetic motors are sold worldwide to manufacturers of compressors and are used in air conditioning and refrigeration systems. In addition to selling its products directly to OEMs, the company also markets its products through a distributor network which sells to both OEMs and the related after-market. The company estimates that approximately 60 percent of the market is derived from the less cyclical replacement business with the remainder being impacted by general business conditions in the new construction market.

   Segment sales increased by $19.8 million or approximately 6 percent in 1996 to $337.1 million and represented 43 percent of total corporation sales. The increased volume resulted from strong market demand for hermetic motors. Sales of the company's hermetic motors totaled $132.9 million, $103.8 million and $79.5 million in 1996, 1995 and 1994,
   respectively.   1996 sales of hermetic motors were higher as a result of
   growing worldwide and replacement demand for air conditioning and refrigeration systems. The company's manufacturing operations handled the increased volume without disproportionate increases in costs.

   Segment sales to York International totaled $91.5 million, $72.5 million and $ 56.3 million in 1996, 1995 and 1994, respectively.

   The segment's principal products are sold in competitive markets with its major competitors being Emerson Electric, General Electric, Magnetek, Inc., Fasco, and vertically integrated customers.

   WATER SYSTEMS TECHNOLOGIES

   The Water Systems Technology segment includes the A. O. Smith Water Products Company which had 1996 sales of $291.3 million, approximately 6 percent higher than 1995 sales of $276.0 million and represented approximately 37 percent of total corporation sales. The company continued to capitalize on its strong wholesale channels to improve market share in the commercial water heater industry.

   The company markets residential gas and electric water heaters through a network of plumbing wholesalers in the United States. The majority of the company's sales are in the less cyclical replacement market although the new housing market is an important portion of the business as well. Residential sales in 1996 were $172 million or approximately 59 percent of segment revenues. The residential water heater market remains highly competitive. A. O. Smith competes with four other manufacturers in supplying over 90 percent of market requirements.

   The company also markets commercial water heating systems through a network of plumbing wholesalers in the United States and Canada. Commercial water heating systems are used in a wide range of applications including schools, nursing homes, hospitals, prisons, hotels, motels, laundries, restaurants, stadiums, amusement parks, car washes, and other large users of hot water. The commercial market is characterized by competition from a broader range of products and competitors than occurs in the residential market.

   The company estimates that approximately 80 percent of the commercial and residential market is derived from the less cyclical replacement business with the remainder being impacted by general business conditions in the new construction market.

   In 1995 Water Systems established a joint venture with Nanjing Water Heater Company of China to manufacture instantaneous and storage type heaters for the Chinese market. A.O. Smith is a majority owner of the venture, which began operation in 1996.

   The principal competitors in the Water Systems segment are Rheem Manufacturing, State Industries, The American Water Heater Group (formerly SABH, Inc.) and Bradford-White. A.O. Smith's Water Systems Technologies segment is the largest manufacturer of commercial water heaters and is a major manufacturer of residential water heaters in the United States.

   STORAGE & FLUID HANDLING TECHNOLOGIES

   The Storage & Fluid Handling segment provides world-wide solutions for effectively storing liquids and a wide range of dry materials; as well as high performance piping systems that safely and effectively contain and convey corrosive, abrasive or related materials. 1996 sales of $152.8 million were approximately 48 percent higher than 1995 as a result of the December 1995 acquisition of Peabody TecTank, Inc. (TecTank).

   Engineered Storage Products
   Engineered Storage Products manufactures industrial and municipal liquid and dry bulk storage products marketed by A. O. Smith Harvestore Products, Inc. (Harvestore), and TecTank. 1996 sales were $94.2 million compared with 1995 sales of $44.8 million. The increase in sales is attributable to the full year consolidation of TecTank. Harvestore's and TecTank's products are sold in competitive markets that include concrete, site-welded, and bolted tanks. Principal competitors include Columbian Steel Tank Company, Permastore LTD., Pittsburg Tank and Tower Company Inc. and Natgun Corporation.

   Fiberglass Products
   Sales of $58.6 million in 1996 were unchanged compared with 1995. Sales to petroleum production markets were higher in 1996 but were offset by a decline in sales to the service station market.

   Fiberglass Products manufactures reinforced thermosetting resin piping and fittings used to carry corrosive materials. Typical applications include chemical and industrial plant piping, oil field piping, and underground distribution at gasoline service stations. Fiberglass Products also manufactures high pressure fiberglass piping systems used in the petroleum production industry. Products are sold through a network of distributors.

   Fiberglass Products has formed a joint venture with Harbin Composites Corporation of Harbin, China to supply fiberglass pipe to the Chinese oil industry. The company is a majority owner of the new venture, which began production in 1996.

   The company's principal products are sold in competitive markets with its major competitors being Ameron Corporation, Fibercast Company, Environ Corporation, and Total Containment Corporation.

   RAW MATERIAL

   Raw materials for the corporation's operations, which consist primarily of steel, copper, and aluminum, are generally available from several sources in adequate quantities.

   SEASONALITY

   There is no significant seasonal pattern to the corporation's consolidated quarterly sales and earnings.

   RESEARCH AND DEVELOPMENT, PATENTS AND TRADEMARKS

   In order to improve competitiveness by generating new products and processes, the corporation conducts research and development at its Corporate Technology Center in Milwaukee, Wisconsin as well as at its operating unit locations. Total expenditures for research and development in 1996, 1995, and 1994 were approximately $17.3 million, $15.0 million, and $13.5 million, respectively.

   The corporation owns and uses in its businesses various trademarks, trade names, patents, trade secrets, and licenses. While a number of these are important to the corporation, it does not consider a material part of its business to be dependent on any one of them.

   EMPLOYEES

   The corporation and its subsidiaries employed approximately 7,700 persons in its continuing operations as of December 31, 1996.

   BACKLOG

   Normally, none of the corporation's operations sustain significant backlogs.

   ENVIRONMENTAL LAWS

   The corporation's operations are governed by a variety of federal, state and local laws intended to protect the environment. While environmental considerations are a part of all significant capital expenditures, compliance with the environmental laws has not had a material effect and is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the corporation. See Item 3.

   FOREIGN SALES

   Total export sales of continuing operations from the U.S. were $52 million, $49 million, and $32 million in 1996, 1995, and 1994, respectively. The increase in sales of continuing operations from 1995 to 1996 was largely attributable to Storage & Fluid Handling, somewhat offset by decreased exports by Electric Motor Technologies. The amount of sales and operating profit derived from, or the assets attributable to, sales outside the North American geographic area are not a substantial portion of total corporation operations.

   ITEM 2 - PROPERTIES

   The corporation manufactures its products in 29 locations worldwide.
   These facilities have an aggregate floor space of approximately 4,323,000 square feet, consisting of approximately 2,999,000 square feet owned by the corporation and 1,324,000 square feet of leased space. Fourteen of the corporation's facilities are foreign plants including affiliates and joint ventures with approximately 1,279,000 square feet of space, of which approximately 551,000 square feet are leased.

   Excluded from the above totals are approximately 5,391,000 square feet of domestic and 790,000 square feet of foreign floor space occupied by the corporation's Automotive Products business which the corporation has reached a definitive agreement to sell. The manufacturing plants presently operated by the corporation's continuing operations are listed below by industry segment.

                     United States                      Foreign

   Electric Motor    Mebane, NC; Mt. Sterling, KY;      Bray, Ireland;
     Technologies    Tipp City, OH; Upper Sandusky, OH  Acuna, Mexico;
   (1,641,000 sq. ft.)                                  Juarez, Mexico(5);
                                                        Monterrey, Mexico

   Water Systems     Florence, KY; McBee, SC;           Stratford, Canada(2);
     Technologies    El Paso, TX; Seattle, WA           Juarez, Mexico;
   (1,552,000 sq. ft.)                                  Veldhoven,
                                                         The Netherlands;
                                                        Nanjing, People's Rep.
                                                         of China

   Storage & Fluid   Little Rock, AR(2); Bakersfield,   Harbin, People's
    Handling         CA; DeKalb IL; Parsons, KS;        Republic of China
    Technologies     Wichita, KS; Winchester, TN
    (1,130,000 sq. ft.)

   The principal equipment at the corporation's facilities consist of presses, welding, machining, slitting and other metal fabricating equipment, winding machines, and furnace and painting equipment. The corporation regards its plant and equipment as well-maintained and adequate for its needs. Multishift operations are used where necessary.

   ITEM 3 - LEGAL PROCEEDINGS

   The corporation is involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of its business involving product liability, property damage, insurance coverage, patents and environmental matters including the disposal of hazardous waste. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, the corporation believes these unresolved legal actions will not have a material effect on its financial position or results of operations. A more detailed discussion of these matters appears in Note 14 of the Notes to Consolidated Financial Statements.

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the security holders during the fourth quarter of 1996.

   EXECUTIVE OFFICERS OF THE CORPORATION

   Pursuant to General Instruction of G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the corporation's Proxy Statement for its 1997 Annual Meeting of Stockholders.

   ROBERT J. O'TOOLE

   Chairman of the Board of Directors, President, and Chief Executive Officer

   Mr. O'Toole, 56, became chairman of the board of directors in March 1992. He is a member of the Investment Policy Committee of the board of directors. He was elected chief executive officer in March 1989. He was elected president, chief operating officer and a director in 1986. Mr. O'Toole joined the corporation in 1963. He is a director of Firstar Bank Milwaukee, N.A.

   GLEN R. BOMBERGER

   Executive Vice President, Chief Financial Officer, and Director

   Mr. Bomberger, 59, has been a director and executive vice president and chief financial officer of the corporation since 1986. He is a member of the Investment Policy Committee of the board of directors. Mr. Bomberger joined the corporation in 1960. He is currently a director and vice president-finance of Smith Investment Company. He is a director of Portico Funds, Inc.

   JOHN A. BERTRAND

   President - A. O. Smith Electrical Products Company

   Mr. Bertrand, 58, has been president of A. O. Smith Electrical Products Company, a division of the corporation, since 1986. Mr. Bertrand joined the corporation in 1960.

   CHARLES J. BISHOP

   Vice President - Corporate Technology

   Dr. Bishop, 55, has been vice president-corporate technology since 1985. Dr. Bishop joined the corporation in 1981.

   MICHAEL J. COLE

   Vice President - Asia

   Mr. Cole, 53, was elected vice president-Asia in March 1996. Previously he was vice president-emerging markets of Donnelly Corporation, an automotive supplier.

   JOHN R. FARRIS

   President - A. O. Smith Harvestore Products, Inc. and Peabody TecTank,
   Inc.

   Mr. Farris, 47, was elected president of A. O. Smith Harvestore Products, Inc. in November 1996. Since 1987 he has been president of Peabody TecTank, Inc. which was acquired in December 1995.

   DONALD M. HEINRICH

   Vice President - Business Development

   Mr. Heinrich, 44, was elected vice president-business development in October 1992. Previously, from 1990 to 1992, he was president of DM Heinrich & Co., a financial advisory firm. From 1983 to 1990, he was senior vice president of Shearson Lehman Brothers, an investment banking firm.

   WILLIAM R. HENNIG

   President - A. O. Smith Water Products Company

   Mr. Hennig, 49, became the president of A. O. Smith Water Products Company, a division of the corporation, in June 1996. He served as vice president of A. O. Smith Electrical Products Company's Juarez Operations since January 1993 and held other management positions in the Electrical Products Company. He joined the corporation in 1989.

   JOHN J. KITA

   Vice President, Treasurer and Controller

   Mr. Kita, 41, was elected vice president, treasurer and controller on April 4, 1996. From 1995 to 1996 he was treasurer and controller. Prior thereto, he served as assistant treasurer since he joined the corporation in 1988.

   RONALD E. MASSA

   President - A. O. Smith Automotive Products Company

   Mr. Massa, 47, became the president of A. O. Smith Automotive Products Company, a division of the corporation, in June 1996. He served as the president of A. O. Smith Water Products Company since 1995 and has held other management positions in the Water Products Company. He joined the corporation in 1976.

   ALBERT E. MEDICE

   Vice President - Europe

   Mr. Medice, 54, was elected vice president - Europe in February 1995. Previously, from 1990 to 1995, he was the general manager of A. O. Smith Electric Motors (Ireland) Ltd., a subsidiary of the corporation. Mr. Medice joined the corporation in 1986 as vice president-marketing for its Electrical Products Company division.

   EDWARD J. O'CONNOR

   Vice President - Human Resources and Public Affairs

   Mr. O'Connor, 56, has been vice president - human resources and public affairs for the corporation since 1986. He joined the corporation in 1970.

   W. DAVID ROMOSER

   Vice President, General Counsel and Secretary

   Mr. Romoser, 53, was elected vice president, general counsel and secretary in March 1992. Prior thereto, he was vice president, general counsel, and secretary from 1988 to 1992 and general counsel and secretary from 1982 to 1988 of Amsted Industries Incorporated, a manufacturer of railroad, building and construction and industrial products.

   WILLIAM V. WATERS

   President - Smith Fiberglass Products Inc.

   Mr. Waters, 62, has been president of Smith Fiberglass Products Inc., a subsidiary of the corporation, since 1988. He joined the corporation in 1960.

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

   Quarterly Common Stock Price Range

         1996                1st Qtr.  2nd Qtr.  3rd Qtr.  4th Qtr.
         Class A Common
         High                 25-3/4    27-1/2    25-1/8    33
         Low                  20-1/2    22-3/4    21-1/2    24-1/8

         Common Stock
         High                 25-1/2    27-7/8    25-3/8    33
         Low                  20-7/8    22-5/8    21-5/8    24

         1995                1st Qtr.  2nd Qtr.  3rd Qtr.  4th Qtr.
         Class A Common
         High                 24-3/8    24-7/8    28-7/8    27-1/4
         Low                  19-3/8    22-1/8    23-3/4    20-1/8

         Common Stock
         High                 24-5/8    24-7/8    28-5/8    25-7/8
         Low                  19-1/8    21-7/8    23-5/8    19-1/8

   (b) Holders. As of January 31, 1997, the number of shareholders of record of Class A Common Stock and Common Stock were 634 and 1279, respectively.

   (c) Dividends. Dividends paid on the common stock are shown in Note 16 to the Consolidated Financial Statements appearing elsewhere herein. The corporation's credit agreements contain certain conditions and provisions which restrict the corporation's payment of dividends. Under the most restrictive of these provisions, retained earnings of $125.6 million were unrestricted as of December 31, 1996.

   (d) Stock Repurchase Authority. On January 27, 1997, the corporation's Board of Directors authorized the repurchase of up to three million shares of its outstanding Class A and Common Stock. As of February 28, 1997, 1,150,700 shares had been repurchased for approximately $38.4 million.


   ITEM 6 - SELECTED FINANCIAL DATA
   (Dollars in thousands, except per share amounts)

                                                           Year Ended December 31
                                                 1996         1995          1994         1993         1992
   Net sales - continuing operations        $ 781,193    $ 696,700     $ 648,004    $ 582,919    $ 512,403

   Earnings (loss)
   Continuing operations:
      Operating earnings                       25,249       23,995        17,066        7,477        3,081
      Cumulative effect of
        accounting changes                         --           --            --           --       (9,045)
                                            ---------     --------      --------     --------     --------
      Earnings (loss)                          25,249       23,995        17,066        7,477       (5,964)

   Discontinued operations:
      Operating earnings                       40,168       37,418        40,281       35,201       24,125
      Cumulative effect of
        accounting change                          --           --            --           --      (35,477)
                                            ---------     --------      --------     --------     --------
      Earnings (loss)                          40,168       37,418        40,281       35,201      (11,352)
                                            ---------     --------      --------     --------     --------
   Net earnings (loss)                         65,417       61,413        57,347       42,678      (17,316)

   Net earnings (loss) applicable to
     common stock                           $  65,417    $  61,413     $  57,347    $  42,678    $ (18,172)
                                            =========    =========     =========    =========    =========
   Earnings (loss) per share
      of common stock *
   Continuing operations:
      Earnings before cumulative effect
        of accounting change                  $  1.21      $  1.15       $   .82      $   .37      $   .12
      Realization of tax credits                   --           --            --           --          .08
      Change in postretirement
        benefits, net of taxes                     --           --            --           --         (.56)
                                            ---------     --------      --------     --------     --------
      Earnings (loss)                         $  1.21      $  1.15       $   .82      $   .37      $  (.36)

   Discontinued operations:
      Earnings before cumulative effect
        of accounting change                  $  1.92      $  1.79       $  1.93      $  1.71      $  1.28
      Change in postretirement
        benefits, net of taxes                     --           --            --           --        (1.88)
                                            ---------     --------      --------     --------     --------
      Earnings (loss)                            1.92         1.79          1.93         1.71         (.60)
                                            ---------     --------      --------     --------     --------

   Net earnings (loss)                        $  3.13      $  2.94       $  2.75      $  2.08      $  (.96)

   Total Assets                             $ 884,988    $ 765,653     $ 660,546    $ 658,080    $ 631,195

   Long-term debt                             238,446      190,938       166,126      190,574      236,621

   Total stockholders' equity                 424,639      372,364       312,745      269,630      244,656

   Cash dividends per common share            $   .66      $   .58       $   .50      $   .42**    $   .40


   ----------
   *    Preferred Stock was redeemed in 1992.  Subsequent thereto there are no materially dilutive securities outstanding and accordingly, no fully dilutive earnings per share amounts are presented.  For 1992, the net loss per share amounts are antidilutive because of the conversion of preferred stock.

   **   Excludes special dividend of .25 per share (split adjusted).

   Effective January 1, 1992, the corporation adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than
   Pensions."  In addition, on January 1, 1992, the corporation adopted FAS No. 109, "Accounting for Income Taxes."  The corporation adopted FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed
   Of" effective January 1, 1996.


   ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   FINANCIAL REVIEW

   A. O. Smith Corporation recorded earnings from continuing operations of $25.2 million or $1.21 per share in 1996 versus $24.0 million or $1.15 per share in 1995. Earnings from discontinued operations added $40.2 million to the corporation's net earnings in 1996 compared to $37.4 million in 1995, providing the corporation with total net earnings of $65.4 million and $61.4 million in 1996 and 1995, respectively. As a result, earnings per share totaled $3.13 in 1996 versus $2.94 in 1995. Two segments, Electric Motor Technologies and Water Systems Technologies, established new sales and earnings records in 1996. Details of individual segment performance will be discussed later in this section.

   Working capital for continuing operations at December 31, 1996 was $87.0 million compared to $112.7 million and $118.1 million at December 31, 1995 and 1994, respectively. Lower accounts receivable and production-related increases in trade payables resulted in lower working capital at December 31, 1996 versus 1995. Sales-related increases in accounts receivable were more than offset by related increases in trade payables, resulting in lower working capital in 1995 versus 1994.

   Capital expenditures for continuing operations were $37.8 million in 1996 compared to $26.9 million in 1995 and $18.1 million in 1994. The increases in capital expenditures are primarily attributed to new equipment for the hermetic HVAC motor operations of the Electric Motor Technologies business. The corporation expects that cash flow from operations will adequately cover 1997 capital expenditures.

   The corporation established two joint ventures for continuing operations in the People's Republic of China in the fourth quarter of 1995. The corporation invested $15.1 million in these joint ventures during 1996 compared to $3.4 million in 1995.

   Long-term debt increased $47.5 million from $190.9 million at the end of 1995 to $238.4 million at the end of 1996. The majority of the increase was due to capital expenditures and investments in a joint venture associated with discontinued operations. The corporation's leverage, as measured by total debt to total capital, increased to 37.1% at the end of 1996 compared to 34.5% at the end of 1995.

   On January 27, 1997, the corporation reached a definitive agreement to sell its automotive products business. The sale price of the transaction, which excludes the sale of the corporation's investment in its Mexican affiliate, is approximately $625 million, subject to final adjustment.
   The corporation expects to pay approximately $100 million in taxes on this transaction. Closing is expected to occur early in the second quarter. The proceeds of the sale will be used to pay down existing debt to approximately $100 million, repurchase stock and make acquisitions in its three core businesses. On January 27, 1997, the corporation's Board of Directors authorized the repurchase of up to three million shares of its outstanding class A and common stock. As of February 28, 1997, 1,150,700 shares had been purchased for approximately $38.4 million.

   In June 1996, the corporation's multi-year revolving credit agreement was increased to $210 million and extended to June 30, 2001. The amended agreement carries lower fees and lower borrowing costs.

   The corporation uses futures contracts to fix the cost of portions of its expected raw materials needs, primarily for copper and aluminum, with the objective of reducing risk due to market price fluctuations. In addition, the corporation enters into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on its income. Differences between the corporation's fixed price and current market prices on raw materials contracts are included as part of inventory cost when the contracts mature. Differences between the corporation's fixed price and current market prices on currency contracts are recognized in the same period in which gains or losses from the transactions being hedged are recognized and, accordingly, no net gain or loss is realized when contracts mature. The corporation does not engage in speculation in its derivatives strategies. The effect of these programs was not material to the results of operations for 1996, 1995, or 1994.

   At its April 4, 1996 meeting, A. O. Smith Corporation's Board of Directors increased the regular quarterly dividend by 13 percent to $.17 per share on its common stocks (Class A and Common). The last three quarterly dividend payments in 1996 were paid at this rate, resulting in a total of $.66 per share being paid versus $.58 per share in 1995. A. O. Smith Corporation has paid dividends on its common stock for 57 consecutive years.

   Results of Operations

   Sales from continuing operations in 1996 were $781.2 million surpassing 1995 sales of $696.7 by 12.1 percent. Sales in 1994 were $648 million. Despite a slow start, 1996 proved to be another solid year as each of the corporation's operating companies increased its sales over the prior year. The most significant sales improvement occurred in the corporation's Storage & Fluid Handling Technologies segment as a result of the TecTank acquisition made in December of 1995. This subsidiary which manufactures bolted steel tanks and shop-welded steel, stainless steel and aluminum tanks provided approximately $50 million of the year-to-year increase in sales. The corporation's larger two segments, Electric Motor Technologies and Water Systems Technologies each reflected sales increases over the prior year of approximately six percent.

   On January 27,1997, the corporation announced it had reached a definitive agreement with Tower Automotive Inc. to sell all the assets of Automotive Products Company (APC) excluding the investment in its Mexican affiliate, Metalsa, S. A. , which is expected to be sold within one year. Due to the pending sale, APC and Metalsa have been accorded discontinued operations treatment in the accompanying financial statements. Sales in 1996 including APC's sales of $863 million amounted to $1.64 billion, an increase over 1995 of 6.5 percent.

   The corporation's gross profit margin for continuing operations in 1996 was 21.4 percent, compared with 20.3 percent in 1995 and 19.7 percent in 1994. The favorable trend in margins was due largely to the higher manufacturing volumes, increased capacity utilization and improved operating efficiencies in the Electric Motor Technologies segment. The gross margin for the Water Systems Technologies segment also reflected improvement over the prior two years as a result of higher volume in 1996 which more than offset the unfavorable impact of industry-wide pricing pressures which were prevalent throughout the first half of the year. Partially offsetting the favorable trend in the corporation's overall margin was a deterioration in the Storage & Fluid Handling Technologies margin. This deterioration resulted from declining volumes for the relatively higher margin fiberglass pipe produced for the service station market by the Smith Fiberglass subsidiary.

   Sales for the Electric Motor Technologies segment in 1996 increased almost $20 million or 6.2 percent to a record $337.1 million from 1995 sales of $317.3 million. Sales in 1994 were $281.2 million. Demand for hermetic motor products associated with the heating, ventilating and air conditioning (HVAC) industry provided most of the increase in sales over the past two years. The replacement market for air conditioning equipment was responsible for much of the growth in the hermetic motor business as a growing percentage of the existing unitary air conditioning equipment in the marketplace is at or near the end of its life cycle. In addition, the use of new refrigerants and higher efficiency compressors has combined to encourage the replacement of older commercial air conditioning and refrigeration installations. Continued growth in exports of compressors by the company's customers also bolstered hermetic volume.

   Earnings for the Electric Motor Technologies segment in 1996 were $42.7 million or 34 percent higher than the $31.9 million earned in 1995. Earnings in 1994 were $23.4 million. While increased volume was one of the major factors responsible for the significant improvement in earnings over the past three years, other factors were also important. Commencing in 1993 the company began concentrating production in its lower cost facilities while making significant capital investments in new equipment. These factors enabled this segment to efficiently handle higher manufacturing volumes while continuing to improve productivity.

   Sales for the Water Systems Technologies segment were $291.3 million in 1996 increasing 5.5 percent from $276 million in 1995 and establishing a record for the fifth consecutive year. Sales in 1994 were $271.5 million. The record sales in 1996 were achieved through domestic growth in both the residential and commercial water heater market. The company's residential volume increase corresponded to the growth in the overall domestic market which experienced growth of approximately 5.6 percent in 1996. The strong domestic economy and an active construction market resulted in commercial water heater unit volume increasing in excess of six percent in 1996. While the domestic market expanded in 1996, economic weakness in Europe and Canada resulted in lower sales in both of these markets compared to the prior year. Segment sales in 1995 demonstrated only a slight increase from 1994 due to an announced price increase effective as of January
   1, 1995. The price increase caused a shift in demand to the fourth quarter of 1994 thereby reducing demand in 1995.

   Although Water Systems Technologies sales increased 5.5 percent in 1996, the earnings increase was minimal, increasing from $32.2 million in 1995 to $32.8 million in 1996. 1994 earnings were $30.1 million. In 1996, the earnings contribution from higher sales was offset by higher selling expense as well as transition costs associated with moving to an outside sales organization. Earnings increased seven percent from 1994 to 1995 despite only a 1.7 percent increase in sales. 1995 earnings benefited from increased volume of higher margin commercial product which more than offset the adverse impact of lower volume and pricing for residential water heaters.

   The corporation's Storage & Fluid Handling Technologies segment is a combination of two business units, Engineered Storage Products and Fiberglass Products. Total sales for this segment reflected a $49.4 million increase over 1995 sales of $103.4 million. This increase was directly attributable to the aforementioned acquisition of TecTank which was completed in December of 1995. Sales in 1994 were $95.3 million. Total earnings for this segment declined from $12.6 million in 1994 to $11.0 million in 1995 and rose slightly in 1996 to $11.1 million. The decline in earnings from 1994 to 1995 was due to lower earnings at Fiberglass Products. In 1996, the addition of TecTank's earnings compensated for a further decline in earnings at Fiberglass Products.

   The corporation continued to liquidate the portfolio of AgriStor Credit Corporation in 1996. The net operating results of this finance subsidiary are no longer integrated as part of the business segments of the corporation and are included in general corporate expense with interest expense consolidated with the corporation's total interest expense. Interest costs and administrative expenses have declined throughout the liquidation process and are not significant to the total corporation's performance.

   Selling, general, and administrative (SG & A) expense for the corporation in 1996 was $107.4 million compared to $91.4 million and $88.5 million in 1995 and 1994, respectively. Approximately one third of the increase from 1995 to 1996 was attributable to the consolidation of SG & A associated with the acquisition of TecTank. Other major reasons for the increase in 1996 include increased commissions and other expenses in support of additional sales volume as well as costs incurred relative to establishing joint venture operations in China. As a percent of sales, SG & A was 13.7 percent in 1996, 13.1 percent in 1995 and 13.7 percent in 1994.

   Interest expense, net of the amount allocated to discontinued operations was $8.1 million in 1996 compared to $7.6 million and $8.0 million in 1995 and 1994, respectively. Interest expense was allocated to discontinued operations based on the ratio of net assets discontinued to total consolidated net assets of the corporation. Interest expense before allocation to APC rose throughout the three year reporting period. This upward trend in interest expense before allocation was a function of increasing interest rates and rising debt levels to support aggressive capital spending programs at APC. Since APC's assets represented a greater proportion of the corporation's total net assets each year due to its capital spending program, their allocated interest expense increased each year.

   Earnings from continuing operations were $25.2 million or $1.21 per share in 1996 compared to $24.0 million or $1.15 per share in 1995. 1996 earnings demonstrated improvement over 1995 despite nearly $4.0 million of losses and other administrative costs to establish the corporation's joint ventures in China. The corporation earned $17.1 million or $.82 per share in 1994.

   Outlook

   The corporation projects sales growth from continuing operations before acquisitions to range between five and ten percent compared with 1996.
   The corporation's Electric Motor Technologies segment expects to benefit from continued strong growth in the heating, ventilating, air conditioning and refrigeration (HVAC&R) market as well as improved demand in its General Industries business unit. Water Systems is projecting continued penetration of the commercial water heater market as well as stronger market growth for residential water heaters. The Storage & Fluid Handling segment expects to benefit from increased capital spending for industrial storage products as well as increased demand for chemical and industrial pipe.

   OTHER MATTERS

   Environmental

   The corporation's operations are governed by a number of federal, state and local environmental laws concerning the generation and management of hazardous materials, the discharge of pollutants into the environment and remediation of sites owned by the corporation or third parties. The corporation has expended substantial financial and managerial resources complying with such laws. However, expenditures related to environmental matters were not material in 1996 and are not expected to be material in any single year. Although the corporation believes that its operations are in substantial compliance with such laws and maintains procedures designed to maintain compliance, there are no assurances that substantial additional costs for compliance will not be incurred in the future. However, since the corporation's competitors are governed by the same laws, the corporation should not be placed in a competitive disadvantage.

   Forward Looking Statements

   Certain statements in this report are forward-looking statements.
   Although the corporation believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business, there can be no assurance that the corporation's financial goals will be realized. Although a significant portion of the corporation's sales are derived from the replacement of previously installed product and such sales are therefore less volatile, numerous factors may affect the corporation's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the corporation. Among such numerous factors the corporation includes the continued strong growth of the worldwide heating, ventilating and air conditioning market, the stability of the pricing environment for residential water heaters and the successful implementation of the corporation's joint venture strategies in China.

   ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Index to Financial Statements:                                 Form 10-K
                                                                 Page Number

        Report of Independent Auditors .........................     18

        Consolidated Balance Sheet at December 31, 1996 and 1995     19

        For each of the three years in the period ended December 31, 1996:

            - Consolidated Statement of Earnings
              and Retained Earnings   ..........................     20

            - Consolidated Statement of Cash Flows  ............     21

        Notes to Consolidated Financial Statements   ...........    22-40

   REPORT OF ERNST & YOUNG LLP,

   INDEPENDENT AUDITORS

   The Board of Directors and Stockholders
   A. O. Smith Corporation

   We have audited the accompanying consolidated balance sheet of A. O. Smith Corporation as of December 31, 1996 and 1995 and the related consolidated statements of earnings and retained earnings and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index in Item 14(a). These financial statements and schedule are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. O. Smith Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly in all material respects the information set forth therein.

                                                            ERNST & YOUNG LLP

   Milwaukee, Wisconsin
   January 16, 1997, except for Note 2
     as to which the date is
     January 27, 1997

   CONSOLIDATED BALANCE SHEET

   December 31 (dollars in thousands)
   Assets                                                  1996         1995
      Current Assets
      Cash and cash equivalents                        $  6,405     $  4,807
      Receivables                                       121,571      135,515
      Inventories                                        80,445       74,955
      Deferred income taxes                              12,416        9,842
      Other current assets                                4,537        8,707
      Net current assets - discontinued operations       13,836       23,881
                                                       --------     --------
      Total Current Assets                              239,210      257,707

      Net property, plant, and equipment                182,600      161,876
      Investments in and advances to joint ventures      14,579        3,528
      Other assets                                       90,945       97,322
      Net long-term assets - discontinued operations    357,654      245,220
                                                       --------     --------
      Total Assets                                     $884,988     $765,653
                                                       ========     ========
   Liabilities
      Current Liabilities
      Trade payables                                   $ 82,952     $ 71,613
      Accrued payroll and benefits                       25,653       22,028
      Accrued liabilities                                 8,937       12,379
      Income taxes                                        1,351        2,303
      Product warranty                                    7,563        7,837
      Long-term debt due within one year                 11,932        4,933
                                                       --------     --------
      Total Current Liabilities                         138,388      121,093

      Long-term debt                                    238,446      190,938
      Product warranty                                   17,109       16,658
      Deferred income taxes                              31,271       32,042
      Other liabilities                                  35,135       32,558
                                                       --------     --------
      Total Liabilities                                 460,349      393,289
      Commitments and contingencies (notes 8 and 14)

   Stockholders' Equity
      Preferred Stock                                        --           --
      Class A Common Stock (shares issued
       5,846,158 and 5,888,601)                          29,231       29,443
      Common Stock (shares issued
       15,853,492 and 15,811,049)                        15,853       15,811
      Capital in excess of par value                     69,410       68,871
      Retained earnings                                 325,361      273,751
      Cumulative foreign currency
       translation adjustments                           (7,401)      (7,499)
      Treasury stock at cost                             (7,815)      (8,013)
                                                       --------     --------
      Total Stockholders' Equity                        424,639      372,364
                                                       --------     --------
      Total Liabilities and Stockholders' Equity       $884,988     $765,653
                                                       ========     ========


   See accompanying notes which are an integral part of these statements.

   CONSOLIDATED STATEMENT OF EARNINGS AND RETAINED EARNINGS

   Years ended December 31 (dollars in thousands, except per share amounts)

   Earnings                                   1996        1995         1994

   Continuing
      Net sales                           $781,193    $696,700     $648,004
      Cost of products sold                614,218     555,578      520,589
                                          --------    --------     --------
      Gross profit                         166,975     141,122      127,415
      Selling, general, and
       administrative expenses             107,350      91,398       88,521
      Interest expense                       8,114       7,616        7,953
      Other expense - net                    5,288       4,688        4,243
                                          --------    --------     --------
                                            46,223      37,420       26,698
      Provision for income taxes            17,080      13,425        9,632
                                          --------    --------     --------
      Earnings before equity in loss
       of joint ventures                    29,143      23,995       17,066
      Equity in loss of joint ventures      (3,894)         --           --
                                          --------    --------     --------
   Earnings from Continuing Operations      25,249      23,995       17,066

   Discontinued
      Earnings from operations less
       related income tax provisions
       (1996 - $19,988; 1995 -
       $22,048; and 1994 - $25,075)         40,168      37,418       40,281
                                          --------    --------     --------
   Net Earnings                             65,417      61,413       57,347

   Retained Earnings
      Balance at beginning of year         273,751     224,467      177,543
      Cash dividends on common stock       (13,807)    (12,129)     (10,423)
                                          --------    --------     --------
   Balance at End of Year                 $325,361    $273,751     $224,467
                                          ========    ========     ========
   Per Share of Common Stock
      Continuing Operations                  $1.21       $1.15        $ .82
      Discontinued Operations                 1.92        1.79         1.93
                                             -----       -----        -----
   Net Earnings                              $3.13       $2.94        $2.75
                                             =====       =====        =====

   See accompanying notes which are an integral part of these statements.

   CONSOLIDATED STATEMENT OF CASH FLOWS

   Years ended December 31
    (dollars in thousands)                    1996        1995         1994
   Cash Flow from Operating Activities
   Continuing
      Net earnings                        $ 25,249    $ 23,995     $ 17,066
      Adjustments to reconcile net
       earnings to net cash provided
       by operating activities:
        Depreciation                        22,577      21,703       21,726
        Deferred income taxes               (3,345)      9,587       15,196
        Equity in loss of joint ventures     3,894          --           --
      Net change in current assets
       and liabilities                      23,228      (1,854)     (11,127)
      Net change in other noncurrent
       assets and liabilities                3,830       1,438        5,757
      Other                                  4,263       2,642        8,017
                                          --------    --------     --------

   Cash Provided by Operating Activities    79,696      57,511       56,635
                                          --------    --------     --------
   Investing Activities
      Capital expenditures                 (37,804)    (26,851)     (18,117)
      Purchase of subsidiary                (1,111)    (18,000)          --
      Investment in joint ventures         (15,147)     (3,404)          --
      Other                                 (2,567)       (406)        (382)
                                          --------    --------     --------
   Cash Used by Investing Activities       (56,629)    (48,661)     (18,499)
                                          --------    --------     --------
   Cash Flow from Continuing Operations
      before Financing Activities           23,067       8,850       38,136

   Discontinued
   Cash provided by operating activities   114,380      59,427       62,838
   Cash used by investing activities      (177,116)    (82,461)     (66,254)
                                          --------    --------     --------
   Cash Flow Used by Discontinued
    Operations before Financing
    Activities                             (62,736)    (23,034)      (3,416)

   Cash Flow from Financing Activities
      Long-term debt incurred               58,507      65,000           --
      Long-term debt retired                (4,000)    (42,510)     (31,610)
      Net proceeds from common stock
       and option activity                     539          49        1,764
      Tax benefit from exercise of
       stock options                            28          96        2,132
      Dividends paid                       (13,807)    (12,129)     (10,423)
                                          --------    --------     --------
   Cash Provided (Used) by
    Financing Activities                    41,267      10,506      (38,137)
                                          --------    --------     --------
     Net increase (decrease) in
       cash and cash equivalents             1,598      (3,678)      (3,417)
      Cash and cash equivalents--
       beginning of year                     4,807       8,485       11,902
                                          --------    --------     --------
   Cash and Cash Equivalents--
    End of Year                           $  6,405    $  4,807     $  8,485
                                          ========    ========     ========

   See accompanying notes which are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.  Organization and Significant Accounting Policies

   Organization. A.O. Smith Corporation is a diversified manufacturer serving customers world-wide. The corporation's major product lines include: fractional horsepower and hermetic electric motors; residential and commercial water heaters; fiberglass piping systems and water, waste water, and dry storage tanks. The corporation's products are marketed primarily in North America. Original equipment manufacturers are the largest customers of the electrical products unit. Water heaters are distributed principally through a diverse network of plumbing wholesalers. Fiberglass piping is sold through a network of distributors to the service station market and the petroleum production industry as well as the chemical/industrial market. The corporation's storage tanks and handling systems are sold through a network of dealers to municipalities, industrial concerns, and farmers. As discussed in Note 2, the operations of the automotive products business are classified as discontinued operations.

   Consolidation and basis of presentation. The consolidated financial statements include the accounts of the corporation and its wholly-owned subsidiaries.

   Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Fair values. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and long-term borrowings approximated fair value as of December 31, 1996 and 1995.

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

   Derivative instruments. The corporation enters into futures contracts to fix the cost of certain raw material purchases, principally copper and aluminum, with the objective of minimizing cost risk due to market fluctuations. Any differences between the corporation's fixed price and current market prices are included as part of the inventory cost when the contracts mature. As of December 31, 1996, the corporation had contracts covering the majority of its expected copper and aluminum requirements for 1997, with varying maturities in 1997, the longest duration of which is December 1997. These futures contracts limit the impact from both favorable and unfavorable price changes. The effect of these programs was not material to the results of operations for the three years ended December 31, 1996.

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

   The corporation does not engage in speculation. The difference between market and contract rates is recognized in the same period in which gains or losses from the transactions being hedged are recognized. The contracts, which are executed with major financial institutions, generally mature within one year with no credit loss anticipated for failure of the counterparties to perform.

   The following table summarizes, by currency, the corporation's forward exchange contracts.

   December 31 (dollars in thousands)   1996               1995

                                   Buy      Sell       Buy      Sell

   U.S. dollars                  2,200     2,000   $ 3,102    $   --
   British pounds                5,153        --     4,659        --
   French franc                     --       756        --     1,483
   German deutsche mark             --     1,500        --     3,208
   Italian lira                     --        --        --       992
   Mexican peso                 21,950        --     3,808        --
                               -------    ------   -------    ------
        Total                  $29,303    $4,256   $11,569    $5,683
                               =======    ======   =======    ======

   The contracts in place at December 31, 1996 and 1995 amounted to approximately 62 and 40 percent, respectively, of the corporation's anticipated subsequent year exposure for those currencies hedged.

   Property, plant, and equipment. Property, plant, and equipment are stated at cost. Depreciation is computed primarily by the straight-line method.

   Revenue recognition. The corporation recognizes revenue upon shipment of product to the customer.

   Research and development. Research and development costs are charged to expense as incurred for continuing operations and amounted to approximately $17.3, $15.0, and $13.5 million during 1996, 1995, and 1994, respectively.

   Environmental remediation costs. The corporation accrues for losses associated with environmental obligations when such losses are probable and reasonably estimable. Costs of future expenditures are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. The accruals are adjusted as further information develops or circumstances change.

   Earnings per share of common stock. Earnings per common share are computed using the weighted average number of shares outstanding during the year. The effect of shares issuable under stock compensation plans is not significant.

   Reclassifications. Certain prior year amounts have been reclassified to conform to the 1996 presentation.

   2.  Discontinued Operations

   On January 27, 1997, the corporation reached a definitive agreement to sell its automotive products business. The sale price of the transaction, which excludes the sale of the corporation's Mexican affiliate, is approximately $625 million, subject to final adjustment. Closing is expected to occur early in the second quarter of 1997. The corporation also intends to sell its interest in its Mexican affiliate, which had been accounted for under the equity method.

   The results of the automotive businesses have been reported separately as discontinued operations. Prior year consolidated financial statements have been restated to present the automotive businesses as discontinued.

   The components of the net assets of discontinued operations included in the consolidated balance sheets are as follows:

   December 31 (dollars in thousands)                      1996         1995
   Current assets
      Receivables                                       $ 19,718     $ 43,552
      Inventories                                         32,882       28,459
      Customer tooling                                    54,368       31,105
      Other current assets                                16,711       13,320
   Less current liabilities
      Trade payables                                      61,261       41,033
      Accrued payroll and benefits                        26,984       25,735
      Other current liabilities                           21,598       25,787
                                                        --------     --------
      Net current assets                                $ 13,836     $ 23,881
                                                        ========     ========
   Long-term assets
      Investments in affiliated companies               $ 48,454     $ 25,203
      Deferred model change                               24,181       25,246
      Net property, plant, and equipment                 365,785      274,658
      Other assets                                        18,005        8,848
   Less long-term liabilities
      Deferred income taxes                               39,095       31,197
      Postretirement benefit obligation                   59,676       57,538
                                                        --------     --------
      Net long-term assets                              $357,654     $245,220
                                                        ========     ========

   The condensed statement of earnings of the discontinued operations is presented below.

   Years ended December 31
     (dollars in thousands)                   1996        1995         1994
   Net sales                               $862,977    $845,305     $722,718
   Cost of products sold                    787,380     766,013      641,507
                                           --------    --------     --------
   Gross profit                              75,597      79,292       81,211
   Selling, general, and
    administrative expenses                  18,231      18,855       16,925
   Interest expense                           6,974       5,477        4,133
   Other income - net                          (210)     (1,142)      (3,652)
                                           --------    --------     --------
                                             50,602      56,102       63,805
   Provision for income taxes                19,988      22,048       25,075
                                           --------    --------     --------
   Earnings before equity in
    earnings of affiliated company           30,614      34,054       38,730
   Equity in earnings of
    affiliated company                        9,554       3,364        1,551
                                           --------    --------     --------
   Net earnings                            $ 40,168    $ 37,418     $ 40,281
                                           ========    ========     ========

   Certain expenses have been allocated to the discontinued operations, including interest expense, which was allocated based on the ratio of net assets discontinued to the total consolidated net assets of the corporation.

   The cash flow used by discontinued operations is as follows:

   Years ended December 31
     (dollars in thousands)                    1996        1995         1994
   Earnings                                $ 40,168    $ 37,418     $ 40,281

   Adjustments to reconcile earnings
    to net cash provided by
    discontinued operating activities:
      Depreciation                           40,848      33,998       27,434
      Deferred model change and
       software amortization                 10,939      10,775        7,699
      Deferred income taxes                   7,898       5,400         (900)
      Equity in earnings of affiliate,
       net of dividends                      (6,170)     (3,364)        (751)
   Net change in current assets
   and liabilities                            7,621     (25,231)     (18,288)
   Net change in noncurrent assets
   and liabilities                           14,743       3,585        7,644
   Other                                     (1,667)     (3,154)        (281)
                                           --------    --------     --------
   Cash provided by discontinued
   operating activities                     114,380      59,427       62,838
   Cash used by discontinued
   investing activities                    (177,116)    (82,461)     (66,254)
                                           --------    --------     --------
   Cash flow used by discontinued
   operations                             $ (62,736)  $ (23,034)    $ (3,416)
                                          =========   =========     ========

   In 1995, because the Mexican affiliate's sales, financing, and certain costs were primarily U.S. dollar denominated, the corporation changed the functional currency for foreign currency translation purposes from the Mexican peso to the U.S. dollar. In 1994, due to the decline in the value of the Mexican peso, the corporation recorded as a component of stockholders' equity, translation adjustments of approximately $7.5 million. During 1996 and 1994, the corporation received dividends of $2.9 and $.8 million, respectively, from the affiliate.

   3.  Acquisition

   On December 6, 1995, the corporation acquired the stock of Peabody TecTank Inc. (TecTank), a manufacturer of environmental bulk storage tanks, for approximately $19.1 million, which included a final purchase price adjustment of $1.1 million in 1996. The transaction was accounted for as a purchase and the consolidated financial statements include the results of TecTank from the date of acquisition. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the respective fair values at the date of acquisition. The excess of the purchase price over the fair values of net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 15 years. The proforma effect of this acquisition would not be significant to either 1995 or 1994 operating results.

   4.  Statement of Cash Flows

   For purposes of the Consolidated Statement of Cash Flows, cash and cash equivalents include investments with original maturities of three months or less. Supplemental cash flow information is as follows:

   Years ended December 31
    (dollars in thousands)                    1996        1995        1994
   Change in current assets and liabilities:
     Receivables                           $ 13,589   $ (10,904)    $ (8,657)
     Inventories                             (5,491)      6,292       (3,209)
     Other current assets                       434        (432)         762
     Trade payables                          12,451       2,728        6,053
     Accrued liabilities, payroll,
      and benefits                             (539)      4,851       (3,020)
     Current income tax accounts-net          2,784      (4,389)      (3,056)
                                           --------    --------     --------
                                           $ 23,228   $  (1,854)    $(11,127)
                                           ========   =========     ========

   5.  Inventories

   December 31 (dollars in thousands)                  1996         1995

   Finished products                               $ 51,706     $ 46,909
   Work in process                                   19,593       20,333
   Raw materials                                     37,594       37,037
   Supplies                                           1,368        1,073
                                                    -------      -------
                                                    110,261      105,352
   Allowance to state inventories at LIFO cost       29,816       30,397
                                                    -------      -------
                                                   $ 80,445     $ 74,955
                                                   ========     ========

   6.  Investments in Joint Ventures

   In the fourth quarter of 1995, the corporation established two joint ventures in the Peoples Republic of China, which are part of continuing operations and are accounted for under the equity method. The corporation holds a majority interest in each. The corporation also initiated a third joint venture in 1995 which will be sold with the automotive products company.

   7.  Property, Plant, and Equipment

   December 31 (dollars in thousands)                  1996         1995

   Land                                            $  3,957     $  3,957
   Buildings                                         80,376       78,755
   Equipment                                        322,683      286,913
                                                    -------      -------
                                                    407,016      369,625
   Less accumulated depreciation                    224,416      207,749
                                                    -------      -------
                                                   $182,600     $161,876
                                                   ========     ========


   8. Long-Term Debt and Lease Commitments

   December 31 (dollars in thousands)                    1996         1995

   Bank credit lines, average year-end interest
    rate of 6.2% for 1996 and 6.6% for 1995          $ 51,257     $  8,135

   Commercial paper, average year-end interest
    rate of 5.6% for 1996 and 5.9% for 1995            59,814       43,345

   8.75% notes, payable annually through 1997           3,550        7,125

   Long-term notes, expiring through November 2000
    average year-end interest rate of 6.1% for
    1996 and 6.3% for 1995                             17,500       17,500

   Long-term notes, expiring through 2010, average
    year-end interest rate of 7.0% for 1996
    and 1995                                           90,000       90,000

   Other notes, expiring through 2012, average
    year-end interest rate of 6.6% for 1996
    and 6.8% for 1995                                  28,257       29,766
                                                      -------      -------
                                                      250,378      195,871
   Less amount due within one year                     11,932        4,933
                                                      -------      -------
                                                     $238,446     $190,938
                                                     ========     ========

   In June 1996, the corporation's multi-year revolving credit agreement with a group of ten banks was increased from $160 million to $210 million and extended to June 30, 2001. The amended agreement carries lower fees and borrowing costs. During 1995, the corporation borrowed $5 million with a five year term from one of the banks. At its option, the corporation maintains either cash balances or pays fees for bank credit and services.

   In 1995, the corporation entered into two loan facilities with insurance companies totaling $125 million. Through December 31, 1996, the corporation had drawn down, under terms ranging from ten to fifteen years, $45 million under these facilities.

   The corporation's credit agreement and term loans contain certain conditions and provisions which restrict the corporation's payment of dividends. Under the most restrictive of these provisions, retained earnings of $125.6 million were unrestricted as of December 31, 1996.

   Borrowings under the bank credit lines and in the commercial paper market are supported by the revolving credit agreement and accordingly have been classified as long-term. It has been the corporation's practice to renew or replace the credit agreement so as to maintain the availability of debt on a long-term basis and to provide 100 percent backup for its borrowings in the commercial paper market.

   Long-term debt, maturing within each of the five years subsequent to December 31, 1996, is as follows: 1997--$11.9; 1998--$12.2; 1999--$8.1;
   2000--$9.9; 2001--$12.1 million.

   Under an agreement, the corporation sold at face value certain automotive related receivables without recourse totaling $50 million at December 31, 1996, compared to $41.0 million at December 31, 1995.

   Future minimum payments under noncancelable operating leases from continuing operations total $37.9 million and are due as follows: 1997-- $7.6; 1998--$6.9; 1999--$5.3; 2000--$5.1; 2001--$7.7; thereafter--$5.3 million. Rent expense for continuing operations, including payments under operating leases, was $12.1, $10.3, and $9.5 million in 1996, 1995, and 1994, respectively.

   Interest paid by the corporation, was $15.1, $13.1, and $13.3 million in 1996, 1995, and 1994, respectively.


   9. Stockholders' Equity

   On April 5, 1995, the corporation's stockholders approved an increase in the authorized shares of Class A Common Stock $5 par value from 7 million shares to 14 million shares and in the authorized shares of Common Stock $1 par value from 24 million shares to 60 million shares. The Common Stock has equal dividend rights with Class A Common Stock and is entitled, as a class, to elect 25 percent of the board of directors and has 1/10th vote per share on all other matters. As of December 31, 1996, there are also 3 million shares of preferred stock $1 par value authorized.

   During 1996, 1995, and 1994, 42,443, 146,940, and 49,304 shares of Class A
   Common Stock were converted into Common Stock, respectively. Regular dividends paid on the Class A Common and Common Stock amounted to $.66, $.58, and $.50 per share in 1996, 1995, and 1994, respectively.

   Changes in certain components of stockholders' equity are as follows:

                            Class A            Capital in   Treasury Stock
                            Common     Common   Excess of
   (dollars in thousands)   Stock      Stock    Par Value    Shares   Amount

   Balance at
    December 31, 1993       $ 30,424   $15,615  $ 65,950  1,012,784   $9,920

   Conversion of Class A
   Common Stock                 (246)       49       197         --       --

   Exercise of stock options
    (net of 4,845 shares
    surrendered as stock
    option proceeds)              --        --       (70)  (218,755)  (1,835)

   Tax benefit from exercise
    of stock options              --        --     2,132         --       --
                            --------   -------   -------    -------  -------
   Balance at
    December 31, 1994         30,178    15,664    68,209    794,029    8,085

   Conversion of Class A
    Common Stock                (735)      147       588         --       --

   Exercise of stock options
    (net of 3,400 shares
    surrendered as stock
    option proceeds)              --        --       (22)   (13,000)     (72)

   Tax benefit from exercise
    of stock options              --        --        96         --       --
                            --------   -------   -------    -------  -------
   Balance at
    December 31, 1995         29,443    15,811    68,871    781,029    8,013

   Conversion of Class A
    Common Stock                (212)       42       170         --       --

   Exercise of stock options      --        --       341    (21,900)    (198)

   Tax benefit from exercise
    of stock options              --        --        28         --       --
                            --------   -------   -------    -------  -------
   Balance at
    December 31, 1996       $ 29,231   $15,853   $69,410    759,129  $ 7,815
                            ========   =======   =======    =======  =======

   At December 31, 1996, 3,460 and 755,669 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.


   10. Stock Options

   During 1990, the corporation adopted a Long-Term Executive Incentive Compensation Plan (1990 Plan) which initially reserved 1 million shares of Common Stock for granting of nonqualified and incentive stock options. In April 1994, stockholders approved a proposal to reserve an additional 1 million shares of Common Stock for the 1990 plan. In addition, the corporation has a Long-Term Executive Incentive Compensation Plan (1980
   Plan) which has terminated except as to outstanding options. Options under both plans become exercisable one year from date of grant and, for active employees, expire ten years after date of grant. The number of shares available for granting of options at December 31, 1996, 1995, and 1994 was 264,400, 470,500, and 659,600 respectively.


   Changes in option shares (all Common Stock) were as follows:

                               Weighted
                               Average
                               Per Share
                               Exercise          Years Ended December 31
                               Price-1996     1996         1995       1994

   Outstanding at beginning    $17.20      1,124,600     963,600   1,009,800
    of year

    Granted                     24.61
     1996--$24.50 to $27.00                  206,100
      per share
     1995--$23.13 and $25.00                             189,100
      per share
     1994--$21.56 and $25.81                                         177,400
      per share

    Exercised                   24.62
     1996--$8.44 to $27.50                   (21,900)
      per share
     1995--$7.00 to $8.00                                (16,400)
      per share
     1994--$7.00 to $13.00                                          (223,600)
      per share

    Canceled or expired            --             --     (11,700)         --
                                -----      ---------   ---------     -------
    Outstanding at End of Year
     (1996--$7.00 to $27.50     18.24      1,308,800   1,124,600     963,600
      per share)

    Exercisable at End of Year  17.05      1,102,700     935,500     786,200


   The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and exercisable at December 31, 1996:

               Options                 Options                 Weighted-
             Outstanding   Weighted   Exercisable   Weighted   Average
                  at       Average        at        Average    Remaining
   Range of  December 31,  Exercise   December 31,  Exercise   Contractual
   Exercise      1996       Price        1996        Price       Life
   Prices
   $7.00 to
    $8.69       462,200     $ 7.93      462,200     $ 7.93      4 years
   $13.00       116,800      13.00      116,800      13.00      6 years
   $21.56 to
    $27.50      729,800      25.61      523,700      26.00      9 years
              ---------               ---------
   $7.00 to
    $27.50    1,308,800      18.24    1,102,700      17.05      7 years
              =========               =========

   Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The corporation has chosen to continue applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized. Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the corporation's pro forma net earnings and pro forma net earnings per share would have been as follows:

   Years ended December 31 (dollars in thousands,
    except per share amounts)                  1996       1995
   Net earnings:
       As reported                          $65,417    $61,413
       Pro forma                             64,538     61,220
   Net earnings per share:
       As reported                          $  3.13    $  2.94
       Pro forma                               3.08       2.93

   The pro forma effect on net earnings for 1995 is not representative of the pro forma effect on net earnings in future years because it does not take into consideration pro forma compensation expense related to 1994 grants.

   The weighted-average fair value per option at the date of grant during 1996 and 1995, using the Black-Scholes option-pricing model, was $7.45 and $7.48, respectively. Assumptions were as follows:

                                          1996       1995
   Expected life (years)                  4.0        4.0
   Risk-free interest rate                6.3%       5.9%
   Dividend yield                         2.1%       2.1%
   Expected volatility                   34.7%      34.7%


   11.  Retirement Plans

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

   The following tables present the components of pension (income) expense, the funded status, and the major assumptions used to determine these amounts for domestic pension plans of continuing operations.

   Years ended December 31 (dollars in thousands)
                                1996              1995                1994
   Components of pension
    expense:
    Service cost--
      benefits earned
      during the year         $ 2,815            $ 2,069              $3,030
    Interest cost on
     projected benefit
     obligation                 9,610              9,564               6,513
    Return on plan assets:
     Actual return     $(29,013)        $(45,164)          $    678
     Deferral of
     investment return
     in excess of
     (less than)
     expected return     10,424           30,187            (13,026)
                         ------          -------            -------
                              (18,589)           (14,977)            (12,348)
     Net amortization and
      deferral                 (1,369)            (1,258)             (1,131)
                              -------            -------             -------
   Net periodic pension
    income                    $(7,533)           $(4,602)            $(3,936)
                              =======            =======             =======


   December 31 (dollars in thousands)               1996                1995
   Actuarial present value
      of benefit obligations:
      Vested benefit obligation                  $367,268            $384,726
                                                 ========            ========
      Accumulated benefit
        obligation                               $422,296            $432,143
                                                 ========            ========
   Projected benefit obligation                  $441,766            $450,577
   Plan assets at fair value                      503,933             462,093
                                                 --------            --------
   Plan assets in excess of
       projected benefit obligation                62,167              11,516
   Unrecognized net transition
      asset at January 1, 1986                     (4,253)             (5,192)
   Unrecognized net loss (gain)                   (35,079)              6,310
   Prior service cost not yet
      recognized in periodic
      pension cost                                 23,793              29,404
                                                 --------            --------
   Prepaid pension asset                         $ 46,628            $ 42,038
                                                 ========            ========

   Major assumptions at year-end:
                                                     1996      1995      1994
   Discount rate                                    8.00%     7.50%     8.50%
   Rate of increase in compensation level           4.00%     4.00%     4.50%
   Expected long-term rate of return on assets     10.25%    10.25%    10.25%


   Net periodic pension cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

   Pursuant to the agreement to sell the automotive products operations, the corporation will retain all existing pension assets as well as all liabilities earned through the closing date.

   The corporation has a defined contribution profit sharing and retirement plan covering salaried nonunion employees which provides for annual corporate contributions of 35 percent to 140 percent of qualifying contributions made by participating employees. The amount of the corporation's contribution in excess of 35 percent is dependent upon the corporation's profitability. The corporation's contribution was $5.3, $5.2, and $5.2 million for 1996, 1995, and 1994, respectively.

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

   Pursuant to the agreement to sell the automotive products operations, all liabilities for active employees and retirees of these operations will be transferred to the buyer.

   Net periodic postretirement benefit cost of continuing operations included the following components:

   Years ended December 31 (dollars in thousands)  1996      1995      1994

   Service cost--benefits attributed to
    employee service during the year            $   298   $   251   $   493
   Interest cost on accumulated
    postretirement benefit obligation             1,318     1,335     1,552
   Amortization of unrecognized
    net (gain) loss                                (117)     (103)      522
                                                -------   -------   -------
   Net periodic postretirement benefit cost     $ 1,499   $ 1,483   $ 2,567
                                                =======   =======   =======

   The following table sets forth the plans' status as reflected in the consolidated balance sheet:

   December 31 (dollars in thousands)                       1996      1995
   Accumulated postretirement benefit obligation:
      Retirees                                          $  8,487   $10,931
      Fully eligible active plan participants
                                                             331       477
      Other active plan participants                       6,181     5,798
                                                         -------   -------
                                                          14,999    17,206
      Unrecognized net gain                                3,710     1,864
                                                         -------   -------
   Accrued postretirement benefit cost                   $18,709   $19,070
                                                         =======   =======

   Accrued postretirement benefit cost is included in the consolidated balance sheet in the accounts shown below:

   December 31 (dollars in thousands)                1996      1995
   Accrued liabilities
                                                  $ 1,709   $ 1,809
   Other liabilities                               17,000    17,261
                                                  -------   -------
   Accrued postretirement benefit cost            $18,709   $19,070
                                                  =======   =======

   The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation (APBO) is 6 percent. The weighted average discount rate used in determining the APBO was 8.00 and 7.50 percent at December 31, 1996 and 1995, respectively. If the health care cost trend rate was increased by 1 percent, the APBO at December 31, 1996 would increase by $.7 million and net periodic postretirement benefit cost for 1996 would increase by $.1 million.

   12.  Income Taxes

   The components of the provision for income taxes of continuing operations consisted of the following:

    Years Ended December 31                 1996         1995         1994
      (dollars in thousands)
    Current:
        Federal                            $13,002      $   627     $(7,055)
        State                                3,143        1,069       1,271
        Foreign                                708        1,689       1,490
    Deferred                                   627       11,020      15,469
    Business tax credits                      (400)        (980)     (1,543)
                                           -------      -------      ------
    Provision for income taxes             $17,080      $13,425      $9,632
                                           =======      =======      ======

   The tax provision differs from the statutory U.S. federal rate due to the following items:

    Years Ended December 31                 1996         1995         1994
      (dollars in thousands)

    Provision at federal statutory rate    $16,178     $13,097      $ 9,344
    Foreign income taxes                         5         227          125
    State income and franchise taxes         1,581       1,142        1,373
    Business and foreign tax credits          (400)     (1,445)      (1,877)
    Non-deductible items                       594         552          542
    Foreign sales corporation benefit         (959)       (278)          --
    Other                                       81         130          125
                                           -------     -------       ------
    Provision for income taxes             $17,080     $13,425       $9,632
                                           =======     =======       ======

   The domestic and foreign components of income from continuing operations before income taxes were as follows:


    Years Ended December 31                 1996         1995         1994
      (dollars in thousands)

    Domestic                              $43,527      $33,457      $22,974
    Foreign                                 2,696        3,963        3,724
                                          -------      -------      -------
                                          $46,223      $37,420      $26,698
                                          =======      =======      =======

   Total taxes paid by the corporation including for discontinued operations amounted to $29.9, $25.2, and $21.7 million in 1996, 1995, and 1994, respectively.

   No provision for U.S. income taxes has been made on the undistributed earnings of foreign subsidiaries as such earnings are considered to be permanently invested. At December 31, 1996, the undistributed earnings amounted to $15.2 million. It is not practical to determine the income tax liability that would result had such earnings been repatriated.

   No provision for U.S. income taxes has been made on the cumulative net translation gains and other items of equity investees. At December 31, 1996, the amount of unrecognized U.S. tax liability for the net translation gains and other items totaling $9.9 million amounted to $3.5 million.

   The approximate tax effects of temporary differences between income tax and financial reporting of continuing operations are as follows:

   December 31 (dollars in thousands)
                                           1996                1995
                                   Assets  Liabilities   Assets  Liabilities
   Finance leases                  $   --    $ (4,354)  $    --    $(7,278)
   Group health insurance and
     postretirement obligations     9,263          --     9,600         --
   Employee benefits                4,894     (16,939)    3,413    (15,559)
   Product liability and warranty   8,129          --     7,472         --
   Bad debts                          704          --     1,276         --
   Tax over book depreciation          --     (15,109)       --    (16,182)
   All other                           --      (5,443)       --     (4,942)
                                  -------    --------   -------   --------
                                  $22,990    $(41,845)  $21,761   $(43,961)
                                  =======    ========   =======   ========
   Net liability                             $(18,855)            $(22,200)
                                             =========            ========

   These deferred tax assets and liabilities are classified in the balance sheet as current or long-term based on the balance sheet classification of the related assets and liabilities. The balances are as follows:

   December 31 (dollars in thousands)             1996             1995

   Current deferred income tax assets          $ 12,416         $  9,842
   Long-term deferred income tax liabilities    (31,271)         (32,042)
                                               --------         --------
   Net liability                               $(18,855)        $(22,200)
                                               ========         ========

   13.  Agricultural Businesses

   The corporation's strategic plan is to concentrate its resources in nonagricultural businesses and withdraw from the agricultural market. The strategy includes plans to sell the agricultural business and to phase out the related finance operations. It is not possible to predict when the
   sale of the agricultural business will occur.   The corporation is
   continuing to phase out the finance operations in an orderly manner. AgriStor Credit Corporation (AgriStor), a wholly owned finance subsidiary, was merged into the corporation as of December 31, 1996.

   The finance operations are no longer deemed to be material, and, accordingly, the accounts related thereto are not presented separately in the consolidated financial statements. Condensed consolidated financial statements of AgriStor are also no longer presented.

   14.  Litigation and Insurance Matters

   The corporation is involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of its business involving product liability, property damage, insurance coverage, patents and environmental matters including the disposal of hazardous waste. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, the corporation believes these unresolved legal actions will not have a material effect on its financial position or results of operations. The following paragraphs summarize noteworthy actions and proceedings.

   A lawsuit for damages and declaratory judgments in the Circuit Court of Milwaukee County, State of Wisconsin, in which the corporation and Harvestore are plaintiffs is pending against three insurance companies for failure to pay in accordance with liability insurance policies issued to the corporation. The insurers have failed to pay, in full or in part, certain judgments, settlements and defense costs incurred in connection with closed lawsuits alleging damages for economic losses claimed to have arisen out of alleged defects in Harvestore animal feed storage equipment. The court granted the corporation partial summary judgment against two of the insurers and the appellate court accepted an appeal of that ruling.
   In the interim, discovery is stayed. While the corporation has, in part, assumed applicability of this coverage, an adverse judgment should not be material to its financial condition.

   As part of its routine business operations, the corporation disposes of and recycles or reclaims certain industrial waste materials, chemicals and solvents at disposal and recycling facilities which are licensed by appropriate federal, state and local agencies and are owned and operated by third parties unrelated to the corporation. In some instances, when those facilities are operated such that hazardous substances contaminate the soil and groundwater, the United States Environmental Protection Agency ("EPA") will designate the contaminated sites as Superfund sites, and will designate those parties which are believed to have contributed hazardous materials to the sites as potentially responsible parties ("PRPs"). Under the Comprehensive Environmental Response, Compensation, and Liability Act (the "Superfund" law) and similar state laws, each PRP that contributed hazardous substances to a Superfund site may be jointly and severally liable for the costs associated with cleaning up the site. Typically, PRPs negotiate with the EPA and those state environmental agencies that are involved in the matter regarding the selection and implementation of a plan to clean up the Superfund site and the terms and conditions under which the PRPs will be involved in the process. PRPs also negotiate with each other regarding allocation of each PRP's share of the clean up costs.

   One such Superfund site is a former mining site in Colorado. The corporation was a majority owner of a Colorado mining operation for a period of time beginning in 1936 and ending in 1942. Because of that stock ownership, the corporation was notified by the EPA in March, 1993 that it is a PRP at the site. Estimates of clean up costs at this site have been as high as $150,000,000. The corporation believes that a large majority of those costs relate to contamination caused by a corporation that worked the mine in the 1980s. In 1995, the EPA made an offer to negotiate de minimis settlements with each PRP that contributed less than 3% of the hazardous materials to the site. The corporation accepted that offer which has not been finalized, however the corporation continues to maintain that it has valid defenses to any liability at this site. It is impossible at this time to reasonably estimate the corporation's liability at this site, if any. However, it is anticipated that the corporation's liability at the site will not be material because the EPA is treating the corporation as a potential de minimis party.

   The corporation is currently involved as a PRP in judicial and administrative proceedings initiated on behalf of the EPA seeking to clean up the environment at a total of fifteen Superfund sites and to recover costs it has or will incur as a result of the clean up. Certain state environmental agencies have also asserted claims to recover their clean up costs in some of these actions. Further, a claim has been asserted by the owner of a landfill which has been designated as a Superfund site to recover part of the owner's costs to remediate the site from the corporation and several other parties that are alleged to have contributed materials to the site.

   The corporation has compiled available information concerning costs associated with remediation at these sites. It is impossible at this time to estimate the total cost of remediation for all of the sites, or the corporation's ultimate share of those costs, for a variety of reasons. Many of the reasons are related to the fact that the sites are in various stages of the remediation process. Of the costs the corporation has been able to identify, the corporation estimates the share for which it is or may be responsible is approximately $7.1 million. The corporation and its insurance companies have paid $6.4 million of that amount and the balance is adequately covered through insurance and reserves established by the corporation. To the best of the corporation's knowledge, the insurers have the financial ability to pay any such covered claims and there are viable PRPs at each of the sites which have the financial ability to pay their respective shares of liability at the sites.

   The corporation has self-insured a portion of its product liability loss exposure and other business risks for many years. The corporation has established reserves which it believes are adequate to cover incurred claims. For the year ended December 31, 1996, the corporation had $60 million of third-party product liability insurance for individual losses in excess of $1.5 million and for aggregate losses in excess of $10 million.

   The corporation reevaluates its exposure on claims periodically and makes adjustments to its reserves as appropriate.

   15.  Operations by Segment

   Years ended December 31 (dollars in millions)

                                                 Net Sales                                         Earnings  (Loss)
                                  1996      1995      1994      1993      1992      1996      1995      1994      1993    1992
   Electric Motor Technologies  $337.1    $317.3    $281.2     $242.6   $225.6    $42.7      $31.9     $23.4     $11.6     $13.2
   Fractional horsepower
     and hermetic electric
     motors

   Water Systems Technologies    291.3     276.0     271.5      248.1    215.2     32.8       32.2      30.1      26.5      18.2
   Water heaters and water
     heating systems and protective
     industrial coatings

   Storage & Fluid Handling      152.8     103.4      95.3       92.2     71.6     11.1       11.0      12.6       8.4       4.4
      Technologies              ------    ------    ------     ------   ------    -----      -----      ----     -----     -----
      Fiberglass reinforced piping
      systems, liquid & dry bulk
      storage systems
                                $781.2    $696.7    $648.0     $582.9   $512.4     86.6       75.1      66.1      46.5      35.8
                                ======    ======    ======     ======   ======
   Financial services                                                              (2.8)      (3.6)     (6.3)       .1       1.7
   General corporate and research
      and development expense                                                     (29.5)     (26.5)    (25.1)    (22.7)    (19.5)
   Interest expense                                                                (8.1)      (7.6)     (8.0)     (9.6)    (12.7)
                                                                                  -----      -----     -----     -----      ----
   Earnings From Continuing Operations,                                           $46.2      $37.4     $26.7     $14.3      $5.3
     Before Income Taxes, Equity in Loss                                          =====      =====     =====     =====      ====
     of Joint Ventures, and Cumulative
     Effect of Accounting Changes


   (dollars in millions)
                                     Identifiable Total Assets              Depreciation             Capital Expenditures
                                           (December 31)             (Years ended December 31)     (Years ended December 31)
                                         1996      1995     1994      1996     1995      1994     1996      1995      1994
    Electric Motor Technologies        $165.5    $162.5   $158.9    $ 11.9   $ 12.3    $ 12.7   $ 19.8    $ 12.9    $  8.1

    Water Systems Technologies          141.1     131.6    127.8       6.1      6.0       6.0     13.0       9.8       4.8

    Storage & Fluid Handling             90.4      88.4     56.3       4.1      3.0       2.7      4.2       3.4       4.6

    Investments in joint ventures        14.6       3.5       .1        --       --        --       --        --        --

    Corporate assets                    101.9     110.6    111.9        .5       .4        .4       .8        .7        .6

    Discontinued operations             371.5     269.1    205.5      40.8     34.0      27.4    132.4      58.8      58.0
                                       ------    ------   ------    ------   ------    ------   ------    ------    ------
    Total                              $885.0    $765.7   $660.5    $ 63.4   $ 55.7    $ 49.2   $170.2    $ 85.6    $ 76.1


   Electric Motor Technologies sales included sales to York International of $91.5, $72.5, and $56.3 million in 1996, 1995, and
   1994, respectively.


   16.  Quarterly Results of Operations (Unaudited)

   (dollars in millions, except per share amounts)
                                             1st Quarter         2nd Quarter          3rd Quarter        4th Quarter
                                            1996     1995       1996      1995      1996      1995      1996      1995
   Net sales - continuing                  194.8     170.5     206.5     178.7     188.1     164.1     191.8     183.4
   Gross profit - continuing                40.4      35.6      44.7      36.8      40.6      32.2      41.3      36.5
   Earnings
      Continuing                             5.7       5.5       7.3       6.4       6.2       4.5       6.0       7.6
      Discontinued                          11.6      12.9      11.4      13.6       6.4       2.9      10.8       8.0
      Net earnings                          17.3      18.4      18.7      20.0      12.6       7.4      16.8      15.6
   Earnings per share
      Continuing                             .28       .26       .35       .31       .29       .22       .29       .36
      Discontinued                           .55       .62       .55       .65       .31       .14       .51       .38
      Net earnings                           .83       .88       .90       .96       .60       .36       .80       .74
   Common dividends declared                 .15       .13       .17       .15       .17       .15       .17       .15

   See note 8 for restrictions on the payment of dividends.

   Continuing operations for the fourth quarter of 1996 includes, on an after-tax basis, approximately $.9 million of charges for the write-down of certain assets offset by inventory adjustments of $1.0 million


   ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None
                                    PART III

   ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information included under the heading "Election of Directors" in the corporation's definitive Proxy Statement dated on or about April 21, 1997 for the Annual Meeting of Stockholders to be held May 21, 1997 is incorporated herein by reference. The information required regarding Executive Officers of the corporation is included in Part I of this Form 10-K under the caption "Executive Officers of the Corporation."

   The information included under the heading "Compliance with Section 16(a) of the Securities Exchange Act" in the corporation's definitive Proxy Statement dated on or about April 21, 1997 for the Annual Meeting of Stockholders to be held on May 21, 1997 is incorporated herein by reference.

   ITEM 11 - EXECUTIVE COMPENSATION

   The information included under the heading "Executive Compensation" in the corporation's definitive Proxy Statement dated on or about April 21, 1997 for the May 21, 1997 Annual Meeting of Stockholders is incorporated herein by reference, except for the information required by paragraphs (i), (k) and (l) of Item 402(a)(8) of Regulation S-K.

   ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information included under the headings "Principal Stockholders" and "Security Ownership of Directors and Management" in the corporation's Proxy Statement dated on or about April 21, 1997 for the May 21, 1997 Annual Meeting of Stockholders is incorporated herein by reference.

   ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information included under the headings "Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the corporation's Proxy Statement dated on or about April 21, 1997 for the May 21, 1997 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)  Financial Statements and Financial
             Statement Schedules
                                                               Form 10-K
                                                               Page Number
             The following consolidated financial
             statements of A. O. Smith Corporation
             are included in Item 8:

               Consolidated Balance Sheet at December 31,
               1996 and 1995 ........................................19
               For each of the three years in the
               period ended December 31, 1996:
                  - Consolidated Statement of Earnings
                     and Retained Earnings ..........................20
                  - Consolidated Statement of Cash Flows.............21
               Notes to Consolidated Financial Statement..........22-40

             The following consolidated financial statement schedule of A. O. Smith Corporation is included in Item 14(d):

             Schedule II - Valuation and Qualifying Accounts ........43

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

        (b)  Reports on Form 8-K

   No reports on Form 8-K were filed during the last quarter of 1996.

        (c) Exhibits - see the Index to Exhibits on pages 48 - 50 of this report.

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

   For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-72542 filed on May 26, 1981, Post-Effective Amendment No. 1, filed on May 12, 1983, Post-Effective Amendment No. 2, filed on December 22, 1983, Post-Effective Amendment No. 3, filed on March 30, 1987; 33-19015 filed on December 11, 1987; 33-21356 filed on April 21,
   1988; Form S-8 No. 33-37878 filed November 16, 1990; Form S-8 No. 33-56827 filed December 13, 1994; and Form S-8 No. 333-05799 filed June 12, 1996.

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

                                      A. O. SMITH CORPORATION

                                 By:  /s/ Robert J. O'Toole
                                      Robert J. O'Toole
                                      Chief Executive Officer
                                 Date:  March 21, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 21, 1997 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Name and Title                            Signature

   ROBERT J. O'TOOLE
   Chairman of the Board of
     Directors, President, and               /s/ Robert J. O'Toole
     Chief Executive Officer                     Robert J. O'Toole

   GLEN R. BOMBERGER
   Executive Vice President,
     Chief Financial Officer, and            /s/ Glen R. Bomberger
     Director                                    Glen R. Bomberger

   JOHN J. KITA                              /s/ John J. Kita
   Vice President, Treasurer and Controller      John J. Kita

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

   LEE W. JENNINGS, Director                 /s/ Lee W. Jennings
                                                 Lee W. Jennings

   AGNAR PYTTE, Director                     /s/ Agnar Pytte
                                                 Agnar Pytte

   DONALD J. SCHUENKE, Director              /s/ Donald J. Schuenke
                                                 Donald J. Schuenke

   ARTHUR O. SMITH, Director                 /s/ Arthur O. Smith
                                                 Arthur O. Smith

   BRUCE M. SMITH, Director                  /s/ Bruce M. Smith
                                                 Bruce M. Smith

                             A. O. SMITH CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (000 Omitted)
                  Years ended December 31, 1996, 1995, and 1994

                           Balance at  Charged to                 Balance at
                           Beginning   Costs and                  the End of
   Description              of Year    Expenses 1/  Deductions 2/    Year

   1996:
     Valuation allowance
     for trade and notes
     receivable             $ 4,796     $   615     $ 1,938       $ 3,473

   1995:
     Valuation allowance
     for trade and notes
     receivable              12,475       4,306      11,985         4,796

   1994:
     Valuation allowance
     for trade and notes
     receivables            18,550        5,379      11,454        12,475


   1/  Provision (credit) based upon estimated collection.
   2/  Uncollectible amounts charged against the reserve.

                                INDEX TO EXHIBITS

   Exhibit                                                        Form 10-K
   Number    Description                                          Page Number

   (3)(i)    Restated Certificate of Incorporation of the
             corporation as amended April 5, 1995 incorporated by
             reference to the quarterly report on Form 10-Q for the
             quarter ended March 31, 1995 and as further amended on
             February 5, 1996 and incorporated by reference to the
             annual report on Form 10-K for the year ended
             December 31, 1995                                            N/A

   (3)(ii) By-laws of the corporation as amended February 5, 1990 incorporated by reference to the Annual Report on Form
             10-K for the year ended December 31, 1989                    N/A

   (4) (a) The corporation's outstanding long-term debt is described in Note 8 to the Consolidated Financial Statements. None of the long-term debt is registered under the Securities Act of 1933. None of the debt instruments outstanding at the date of this report exceeds 10% of the corporation's total consolidated assets, except for the item disclosed as exhibit 4(b) below. The corporation agrees to furnish to the Securities & Exchange Commission, upon request, copies of any instruments defining rights of holders of long-term debt described in Note 8.

             (b) Extension and Third Amendment, dated as of
             June 19, 1996, $210 Million Credit Agreement
             incorporated by reference to the quarterly report on
             Form 10-Q for the quarter ended June 30, 1996                N/A

             (c)  A. O. Smith Corporation Restated Certificate of
             Incorporation as amended April 5, 1995 [incorporated
             by reference to Exhibit (3)(i) above]                        N/A

   (10) Material Contracts

             (a) 1990 Long-Term Executive Compensation Plan, as
             amended, incorporated by reference to the Form S-8
             Registration Statement filed by the corporation on
             December 13, 1994                                            N/A

             (b) 1980 Long-Term Executive Incentive Compensation
             Plan incorporated by reference to the corporation's
             Proxy Statement dated March 1, 1988 for an April 6,
             1988 Annual Meeting of Shareholders                          N/A

             (c)  Executive Incentive Compensation Plan, as
             amended, incorporated by reference to the Annual
             Report on Form 10-K for the fiscal year ended
             December 31, 1992                                            N/A

             (d) Letter Agreement dated December 15, 1979, as
             amended by the Letter Agreement dated November 9,
             1981, between the corporation and Thomas I. Dolan
             incorporated by reference to Amendment No. 2 to the
             Annual Report on Form 10-K for the year ended
             December 31, 1984                                            N/A

             (e) Supplemental Benefit Plan, as amended,
             incorporated by reference to the Annual Report on Form
             10-K for the fiscal year ended December 31, 1992             N/A

             (f)  Executive Life Insurance Plan, incorporated by
             reference to the Annual Report on Form 10-K for the
             fiscal year ended December 31, 1992                          N/A

             (g)  Corporate Directors' Deferred Compensation Plan,
             as amended, incorporated by reference to the Annual
             Report on Form 10-K for the fiscal year ended
             December 31, 1992                                            N/A

             (h)  Non-employee Directors' Retirement Plan
             incorporated by reference to the quarterly report on
             Form 10-Q for the quarter ended June 30, 1991                N/A

   (21)      Subsidiaries                                                  44

   (23)      Consent of Independent Auditors                               45

   (24)      (a) Power of Attorney - Arthur O. Smith incorporated
             by reference to the Annual Report on Form 10-K for the
             year ended December 31, 1980                                 N/A

             (b) Power of Attorney - Tom H. Barrett incorporated by
             reference to the Annual Report on Form 10-K for the
             year ended December 31, 1981                                 N/A

             (c) Power of Attorney - Russell G. Cleary incorporated
             by reference to the Annual Report on Form 10-K for the
             year ended December 31, 1984                                 N/A

             (d) Power of Attorney - Lee W. Jennings incorporated
             by reference to the Annual Report on Form 10-K for the
             year ended December 31, 1986                                 N/A

             (e) Power of Attorney - Donald J. Schuenke
             incorporated by reference to the Annual Report on Form
             10-K for the year ended December 31, 1988                    N/A

             (f) Power of Attorney - Dr. Agnar Pytte incorporated
             by reference to the Annual Report on Form 10-K for the
             year ended December 31, 1990                                 N/A

             (g) Power of Attorney - Thomas I. Dolan incorporated
             by reference to the Annual Report on Form 10-K for the
             year ended December 31, 1992                                 N/A

   *(27)     (a) Financial Data Schedule (as revised for the period
             ended December 31, 1994                                      N/A

   *(27)     (b) Financial Data Schedule (as revised for the period
             ended March 31, 1995                                         N/A

   *(27)     (c) Financial Data Schedule (as revised for the period
             ended June 30, 1995                                          N/A

   *(27)     (d) Financial Data Schedule (as revised for the period
             ended September 30, 1995                                     N/A

   *(27)     (e) Financial Data Schedule (as revised for the period
             ended December 31, 1995                                      N/A

   *(27)     (f) Financial Data Schedule (as revised for the period
             ended March 31, 1996                                         N/A

   *(27)     (g) Financial Data Schedule (as revised for the period
             ended June 30, 1996                                          N/A

   *(27)     (h) Financial Data Schedule (as revised for the period
             ended September 30, 1996                                     N/A

   *(27)     (i) Financial Data Schedule for the period
             ended December 31, 1996                                      N/A


   *         Filed Herewith
   N/A  =    Not Applicable