Form 10-Q
period 1997-03-31
SMITH A O CORP
filed 1997-05-13
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1997

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


        Class A Common Stock Outstanding as of April 30, 1997:  5,835,398

           Common Stock Outstanding as of April 30, 1997:  13,212,148

                                      Index


                             A. O. Smith Corporation


   Part I. Financial Information

   Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Statements of Earnings and Retained Earnings
     - Three months ended March 31, 1997 and 1996                           3

     Condensed Consolidated Balance Sheet
     - March 31, 1997 and December 31, 1996                               4-5

     Condensed Consolidated Statements of Cash Flows
     - Three months ended March 31, 1997 and 1996                           6

     Notes to Condensed Consolidated Financial Statements
     - March 31, 1997                                                     7-8

   Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             9-12



   Part II. Other Information

   Item 1. Legal Proceedings                                               13

   Item 4. Submission of Matters to a Vote of Security Holders             13

   Item 6. Exhibits and Reports on Form 8-K                                14

   Signatures                                                              15

   Index to Exhibits                                                       16

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS
                             A. O. SMITH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                              AND RETAINED EARNINGS
                   Three months ended March 31, 1997 and 1996
                     (000 omitted except for per share data)
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31
   EARNINGS                                            1997           1996

    Electric Motor Technologies                      $ 93,927     $ 92,301
    Water Systems Technologies                         70,972       68,531
    Storage & Fluid Handling Technologies              31,349       33,959
                                                    ---------    ---------
    NET SALES                                         196,248      194,791
      Cost of products sold                           153,450      154,371
                                                    ---------    ---------
      Gross profit                                     42,798       40,420
      Selling, general and administrative
       expenses                                        27,393       27,174
      Interest expense                                  2,244        1,926
      Other expense - net                                 932        1,338
                                                    ---------    ---------
                                                       12,229        9,982
      Provision for income taxes                        4,391        3,809
                                                    ---------    ---------
      Earnings before equity in loss of joint
        ventures                                        7,838        6,173
      Equity in loss of joint ventures                   (717)        (406)
                                                    ---------    ---------
    EARNINGS FROM CONTINUING OPERATIONS                 7,121        5,767
    EARNINGS FROM DISCONTINUED OPERATIONS
        [Less related income tax provisions
        (1997-$6,324; 1996-$6,380)] (note 2)           12,790       11,575
                                                    ---------    ---------
NET EARNINGS                                           19,911       17,342

    RETAINED EARNINGS
      Balance at beginning of period                  325,361      273,751
      Cash dividends on common shares                  (3,560)      (3,138)
                                                    ---------    ---------
    BALANCE AT END OF PERIOD                     $    341,712    $ 287,955
                                                    =========    =========
    NET EARNINGS PER COMMON SHARE
        Continuing Operations                           $ .35        $ .28
        Discontinued Operations                         $ .63        $ .55
                                                       ------      -------
    NET EARNINGS                                        $ .98        $ .83
                                                       ======      =======
    DIVIDENDS PER COMMON SHARE                          $ .17        $ .15

   See accompanying notes to unaudited condensed consolidated financial statements.

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS

                             A. O. SMITH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      March 31, 1997 and December 31, 1996
                                  (000 omitted)

                                                   (unaudited)
   ASSETS                                       March 31,      December 31,
                                                   1997           1996

    CURRENT ASSETS
    Cash and cash equivalents                   $    2,803     $    6,405
    Receivables                                    140,304        121,571
    Inventories (note 3)                            89,566         80,445
    Deferred income taxes                           12,562         12,416
    Other current assets                             6,552          4,537
    Net current assets-discontinued
       operations                                  104,761         13,836
                                                   -------        -------
    TOTAL CURRENT ASSETS                           356,548        239,210

    Investments in and advances to joint
       ventures                                     17,312         14,579
    Other assets                                   136,029         90,945
    Property, plant and equipment                  420,598        407,016
    Less accumulated depreciation                  228,473        224,416
                                                   -------        -------
    Net property, plant and equipment              192,125        182,600
    Net long-term assets - discontinued
       operations                                  389,495        357,654
                                                 ---------      ---------
    TOTAL ASSETS                               $ 1,091,509     $  884,988
                                                 =========      =========
    LIABILITIES AND STOCKHOLDER'S EQUITY
    CURRENT LIABILITIES

    Short-term debt                            $   376,325    $       -
    Trade payables                                  76,830         82,952
    Accrued payroll and benefits                    18,742         25,653
    Long-term debt due within one year               8,247         11,932
    Other current liabilities                       30,142         17,851
                                                   -------        -------
    TOTAL CURRENT LIABILITIES                      510,286        138,388

    Long-term debt (note 4)                        103,071        238,446
    Other liabilities                               34,739         35,244
    Deferred income taxes                           30,182         31,271
    Postretirement benefit obligation               16,866         17,000


    STOCKHOLDERS' EQUITY:
      Class A common stock, $5 par value:
      authorized 14,000,000 shares; issued
      5,839,958 and 5,846,158                        29,200         29,231
      Common stock, $1 par value:  authorized
      60,000,000 shares; issued 15,859,692 and
      15,853,492                                     15,860         15,853
      Capital in excess of par value                 71,290         69,410
      Retained earnings (note 4)                    341,712        325,361
      Cumulative foreign currency translation
      adjustments                                    (7,917)        (7,401)
      Treasury stock at cost                        (53,780)        (7,815)
                                                   --------      ---------
    TOTAL STOCKHOLDERS' EQUITY                      396,365        424,639
                                                   --------      ---------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                        $1,091,509     $  884,988
                                                  =========     ==========


   See accompanying notes to unaudited condensed consolidated financial statements.

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS

                             A. O.SMITH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   Three months ended March 31, 1997 and 1996
                                  (000 omitted)
                                   (unaudited)

                                                    1997          1996
    CASH FLOWS FROM OPERATING ACTIVITIES
    CONTINUING
     Net earnings                                $    7,121    $    5,767
      Adjustments to reconcile net earnings to
        net cash provided by operating
        activities:
        Depreciation                                  5,774         5,632
        Deferred income taxes                        (1,235)       (1,881)
        Equity in loss of joint ventures                717           406
        Net change in current assets and
          liabilities                               (25,431)       (7,736)
        Net change in noncurrent assets and
          liabilities                                 4,041         1,961
        Other - net                                   1,727           566
                                                    -------       -------
    CASH PROVIDED/(USED) BY OPERATING
     ACTIVITIES                                      (7,286)        4,715
                                                    -------       -------
    CASH FLOW FROM INVESTING ACTIVITIES
    Capital expenditures                            (11,052)       (7,245)
    Capitalized purchased software costs               (240)         (522)
    Investment in joint ventures                     (4,201)       (1,357)
    Acquisition of business (net of cash
     acquired)                                      (60,443)       (1,111)
                                                   --------      --------
    CASH USED BY INVESTING ACTIVITIES               (75,936)      (10,235)
                                                   --------      --------
    CASH FLOW FROM CONTINUING OPERATIONS
      BEFORE FINANCING ACTIVITIES                   (83,222)       (5,520)
    DISCONTINUED
        Cash provided/(used) by operating
          activities                                (67,234)        4,509
        Cash used by investing activities           (42,742)      (22,476)
                                                   --------     ---------
    CASH FLOW FROM DISCONTINUED OPERATIONS
        BEFORE FINANCING ACTIVITIES                (109,976)      (17,967)

    CASH FLOW FROM FINANCING ACTIVITIES
    Debt incurred                                   241,940        29,152
    Debt retired                                     (4,675)       (3,650)
    Purchase of common stock held in treasury       (46,828)          --
    Proceeds from common stock options
      exercised                                       2,432           --
    Tax benefit from exercise of stock options          287           --
    Dividends paid                                   (3,560)       (3,138)
                                                    -------      --------
    CASH PROVIDED BY FINANCING ACTIVITIES           189,596        22,364
    Net decrease in cash and cash equivalents        (3,602)       (1,123)
    Cash and cash equivalents-beginning of
      period                                          6,405         4,807
                                                   --------      --------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD   $    2,803    $    3,684
                                                   ========      ========

   See accompanying notes to unaudited condensed consolidated financial statements.

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS

                             A. O. SMITH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (unaudited)

   1.   Basis of Presentation

        The financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments consisting of normal accruals considered necessary for fair presentation of the results of operations and of financial position have been made. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 1996 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles.

   2.   Discontinued Operations

        On January 27, 1997, the corporation reached a definitive agreement with Tower Automotive, Inc. regarding the sale of A. O. Smith's automotive products business. On April 18, 1997 the corporation closed on this transaction receiving gross proceeds of approximately $725 million, which reflect additional investment and working capital changes from the initial price of $625 million and is subject to final adjustment. The transaction excludes the sale of the corporation's 40% interest in its Mexican automotive affiliate, Metalsa S.A.

        The results of the automotive businesses have been reported separately as discontinued operations. Prior year consolidated financial statements have been restated accordingly.

   3.   Inventories
          (000 omitted)          March 31, 1997 December 31, 1996
        Finished products        $    50,724    $    51,706
        Work in process               18,628         19,593
        Raw materials                 48,525          3,754
        Supplies                       1,398          1,368
                                   ---------      ---------
                                     119,275        110,261

        Allowance to state
          inventories at LIFO
          cost                        29,709         29,816
                                   ---------      ---------
                                 $    89,566    $    80,445


   4.   Long-Term Debt

        The corporation's long-term credit agreements contain certain conditions and provisions which restrict the corporation's payment of dividends. Under the most restrictive of these provisions, retained earnings of $59.1 million were unrestricted as of March 31, 1997 for cash dividends and treasury stock purchases.

   5.   Acquisitions

        On March 31, 1997 the corporation acquired the business of UPPCO, Incorporated, the world's leading manufacturer of subfractional C-frame electric motors. The purchase price was approximately $60.4 million and the transaction has been accounted for as a purchase.

   PART I - FINANCIAL INFORMATION
   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS
   FIRST THREE MONTHS OF 1997 COMPARED WITH 1996

   As a result of significant changes within the automotive supplier industry, such as the increasing globalization, the drive towards systemization and the consolidation of the supplier base, the corporation decided to sell its automotive products business. On April 18, 1997
   A. O. Smith sold this business to Tower Automotive, Inc. and received gross proceeds of approximately $725 million, which reflect additional investment and working capital changes from the initial price of $625 million and is subject to final adjustment.

   The financial results of the automotive business are presented in the accompanying statements as a discontinued operation. Also included in discontinued operations is the corporation's 40% interest in its Mexican automotive affiliate, Metalsa, S. A. Metalsa was not included in the aforementioned sale to Tower Automotive. The corporation intends to sell its interest in Metalsa and expects such sale to be completed by the end of 1997.

   Sales from continuing operations in the first quarter of 1997 were $196.2 million, modestly higher than last year's first quarter sales of $194.8 million. A 3.6 percent increase in Water Systems Technologies sales was offset by a sales decline within the Storage & Fluid Handling Technologies segment, while sales for Electric Motor Technologies were marginally higher when comparing the first quarter of 1997 with the same period last year.

   Earnings from continuing operations were $7.1 million or $.35 per share in the first quarter of 1997, compared with $5.8 million or $.28 per share reported in the same period last year.

   Despite only a modest increase in sales, the corporation's gross profit margin increased a full percentage point from 20.8 percent in the first quarter of 1996 to 21.8 percent in 1997. The most significant improvement in margin occurred within the Water Systems Technologies segment where favorable pricing resulted in a significant improvement in profit margin compared with the first quarter of 1996. Last year's lower margins were a direct result of industry-wide residential price concessions which were established early in the year and continued through June, 1996. A richer mix of sales for fiberglass pipe also contributed to a higher overall margin within the Storage & Fluid Handling segment and more than offset the decline in margin caused by the lower first quarter sales for municipal and industrial tanks at Engineered Storage Products.

   First quarter sales for Electric Motor Technologies increased from $92.3 million in the first quarter of 1996 to $93.9 million in 1997 as higher volume in the hermetic motor and general industries market segments offset a year-over-year decline in the pump motor market. Electric Motor Technologies first quarter profits were moderately higher than 1996 due primarily to higher volume.

   On March 31, 1997, the corporation purchased the business of UPPCO, Incorporated, the world's leading manufacturer of subfractional C-frame motors used in bathroom and range hood fans, microwave and convection ovens, medical equipment and other related equipment. UPPCO, with plant locations in Monticello and Paoli, IN., broadens the product offering for Electric Motor Technologies by moving this segment into markets not previously served. It is anticipated that UPPCO sales will approximate $60 million for the remaining nine months of 1997 and will be an immediate contributor to profits.

   First quarter sales for Water Systems Technologies were $71.0 million in 1997 or $2.5 million higher than 1996 first quarter sales of $68.5 million. 1997 first quarter profits were significantly higher than earnings in the same quarter of 1996. Most of the increase in both sales and earnings was due to the previously discussed improvement in pricing.

   First quarter sales for Storage & Fluid Handling Technologies decreased
   7.7 percent when compared with the first quarter of 1996. All of the sales shortfall from the prior year's first quarter was attributable to the Engineered Storage Products component of this business segment and was caused by decreased demand for municipal and industrial storage tanks. Sales of fiberglass pipe were at the same level as in the first quarter of 1996.

   1997 first quarter earnings for Storage & Fluid Handling Technologies were lower than the same period last year. Although sales of fiberglass pipe were relatively flat with the prior year, a favorable product mix in 1997 resulted in substantial earnings improvement for this element of the business segment. The lower volumes for municipal and industrial storage tanks caused a decline in earnings for Engineered Storage Products which more than offset the favorable effect of the improved margins for fiberglass pipe.

   Selling, general and administrative expenses in the first quarter reflected only a minimal increase over the same period of 1996 and remained constant as a percentage of sales for the 1996 and 1997 first quarters. Interest expense in the first quarter was $.3 million higher than last year's first quarter due to increased debt levels associated with the corporation's stock repurchase program. The first quarter effective tax rate of 35.9 percent was lower than the 38.2 percent rate in the same period last year due mostly to the recognition of research and development tax credits in 1997.

   Equity in the losses of the corporation's Chinese joint ventures was $.7 million in the first quarter of 1997 compared with a 1996 first quarter loss of $.4 million. Most of the loss is associated with the Chinese joint venture established to sell water heating equipment that began operation in March of 1996. It is anticipated that this operation will continue to reflect losses in 1997 as start-up costs continue to exceed revenues.

   First quarter net earnings from the discontinued automotive business were $12.8 million and were consistent with previous projections and $1.2 million better than the first quarter of 1996. The sale of the automotive products business to Tower Automotive, Inc. did not include the corporation's investment in its Mexican affiliate, Metalsa, which is expected to be sold prior to year-end. The corporation's net earnings in the first quarter including those of the discontinued operation, were $19.9 million or $.98 per share compared with $17.3 million or $.83 per share in the first quarter of 1996.

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. Among other provisions, the dilutive effect of stock options must be excluded under the new requirements for calculating basic earnings per share, which will replace primary earnings per share. This change is not expected to materially impact the corporation's earnings per share calculations.

   During the first three months of 1997, the corporation was a party to futures contracts for the purposes of hedging a portion of certain raw material purchases. The corporation was also a party to forward foreign exchange contracts to hedge foreign currency transactions consistent with its committed exposures. Had these contracts not been in place, the net earnings of the corporation would not have been materially affected in the first quarter of 1997.

   Liquidity and Capital Resources

   As mentioned earlier, on April 18, 1997, the corporation closed on the sale of its Automotive Products Company, excluding its investment in its Mexican affiliate. As a result of this transaction, approximately $100 million in taxes will be owed. A portion of the proceeds of the sale will be used to pay down existing debt to approximately $100 million. The corporation plans to use the remaining proceeds to continue to repurchase stock and make acquisitions in its three core businesses.

   At March 31, 1997, the corporation's current liabilities exceeded current assets by $258.5 million. The significant temporary increase in current liabilities was a result of the reclassification of long term debt to short term debt due to the closing of the sale of the automotive business and the anticipated debt payoff after the sale. After the receipt of the proceeds, the corporation's working capital was positive.

   Cash flow provided by operations was $77.7 million less than the same period last year primarily due to the acquisition of UPPCO. The corporation's total debt increased $237.2 million from $250.4 million at the end of December 1996 to $487.6 million at the end of March 1997. The acquisition of UPPCO for $60.4 million, the repurchase of 1.4 million shares totalling $46.8 million, and $110 million for working capital and capital expenditures associated with discontinued operations all contributed to the significant increase in the level of debt.

   Capital expenditures for continuing operations during the first quarter were $11.1 million, $3.8 million higher than during the first quarter of 1996. The corporation expects that cash flow from operations will adequately cover 1997 capital expenditures.

   At its April 10, 1997 meeting, A. O. Smith's Board of Directors declared a regular quarterly dividend of $.17 per share on its common stock (Classes A and Common). The dividend is payable on May 15, 1997 to shareholders of record April 30, 1997.


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

   PART II - OTHER INFORMATION
   ITEM 1 - LEGAL PROCEEDINGS

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


   The corporation reported in the environmental matters discussed in Item 3 in the corporation's Form 10-K Report for the period ended December 31, 1996, which is incorporated herein by reference, that it was involved as a Potentially Responsible Party in judicial and administrative proceedings initiated on behalf of the United States Environmental Protection Agency and certain state environmental agencies to clean up the environment at a total of 15 Superfund sites and to recover costs incurred or to be incurred as a result of such clean ups. The claims pending against the corporation in one such judicial proceeding were dismissed at the end of the first quarter. Except for that matter, there have been no material changes in the environmental matters that were previously reported in Item 3.


   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the first quarter of 1997.

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

     (10)      Asset Purchase Agreement, dated as of January 27, 1997, among
               A. O. Smith Corporation, A. O.Smith Enterprises, Ltd., Tower Automotive Acquisition, Inc., Tower Automotive, Inc. and R. J. Tower Corporation [incorporated by reference to Exhibit 2.1 of the Form S-3 Registration Statement of Tower Automotive, Inc. (Registration No. 333-21943)]. Schedules thereto have not been filed; the corporation agrees to furnish a supplemental copy of any omitted schedule to the Commission upon request.

     (27)      Financial Data Schedule

   (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the corporation in the first quarter of 1997.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  A. O. SMITH CORPORATION




   May 9, 1997                    /s/ John J. Kita
                                  John J. Kita
                                  Vice President,
                                  Treasurer and Controller




   May 9, 1997                    /s/ G. R. Bomberger
                                  G. R. Bomberger
                                  Executive Vice President
                                  and Chief Financial Officer

                                INDEX TO EXHIBITS




   Exhibit
   Number                   Description

   (10) Asset Purchase Agreement, dated as of January 27, 1997, among A. O. Smith Corporation, A. O.Smith Enterprises, Ltd., Tower Automotive Acquisition, Inc., Tower Automotive, Inc. and R. J. Tower Corporation [incorporated by reference to Exhibit 2.1 of the Form S-3 Registration Statement of Tower Automotive, Inc. (Registration No. 333-21943)]. Schedules thereto have not been filed; the corporation agrees to furnish a supplemental copy of any omitted schedule to the Commission upon request.

   (27)  Financial Data Schedule