Form 10-Q
period 1997-06-30
SMITH A O CORP
filed 1997-08-13
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ____________ to _______________


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


        Class A Common Stock Outstanding as of July 31, 1997:  5,825,398

            Common Stock Outstanding as of July 31, 1997:  11,751,648

                              Exhibit Index Page 17

                                      Index

                             A. O. Smith Corporation

   Part I. Financial Information

   Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Statements of Earnings and Retained Earnings
     - Three and six months ended June 30, 1997 and 1996                    3

     Condensed Consolidated Balance Sheet
     - June 30, 1997 and December 31, 1996                                4-5

     Condensed Consolidated Statements of Cash Flows
     - Six months ended June 30, 1997 and 1996                              6

     Notes to Condensed Consolidated Financial Statements
     - June 30, 1997                                                      7-8

   Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             9-12

   Part II. Other Information

   Item 1. Legal Proceedings                                               13

   Item 4. Submission of Matters to a Vote of Security Holders          13-14

   Item 6. Exhibits and Reports on Form 8-K                                15

   Signatures                                                              16

   Index to Exhibits                                                       17

   PART I - FINANCIAL INFORMATION
   ITEM 1 - FINANCIAL STATEMENTS


     A.O. SMITH CORPORATION
     CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
     AND RETAINED EARNINGS

                                        Three and Six months ended June 30, 1997 and 1996
                                            (000 omitted except for per share data)
                                                            (unaudited)

                                                                           Three Months Ended             Six Months Ended
                                                                              June 30                        June 30

    EARNINGS                                                            1997             1996             1997             1996

    Electric Motor Technologies                                     $110,771          $95,067         $204,698         $187,368

    Water Systems Technologies                                        71,374           72,706          142,346          141,237
    Storage & Fluid Handling Technologies                             42,793           38,695           74,142           72,654
                                                                     -------          -------          -------          -------
    NET SALES                                                        224,938          206,468          421,186          401,259

    Cost of products sold                                            176,296          161,803          329,746          316,174
                                                                     -------          -------          -------          -------
    Gross profit                                                      48,642           44,665           91,440           85,085

    Selling, general and administrative expenses                      29,845           27,558           57,238           54,732

    Interest expense/(income)-net                                       (915)           1,924            1,329            3,801
    Other expense - net                                                  759            1,812            1,691            3,199
                                                                     -------           ------          -------          -------
                                                                      18,953           13,371           31,182           23,353

    Provision for income taxes                                         6,694            5,174           11,085            8,983
                                                                     -------           ------          -------          -------
    Earnings before equity in loss of joint ventures                  12,259            8,197           20,097           14,370
    Equity in loss of joint ventures                                    (581)            (904)          (1,298)          (1,310)
                                                                     -------           ------          -------          -------
    EARNINGS FROM CONTINUING OPERATIONS                               11,678            7,293           18,799           13,060

    EARNINGS FROM DISCONTINUED OPERATIONS
        Earnings (Less related income tax provisions

        1997-$826 and $7,150; 1996-$5,999 and $12,379)                 1,461           11,439           14,251           23,014

        Gain on disposition (Less related income
            tax provision of $58,056)  (note 3)                       94,616               -           94,616                -
                                                                     -------           ------          -------          -------
    NET EARNINGS                                                     107,755           18,732          127,666           36,074


    RETAINED EARNINGS

    Balance at beginning of period                                   341,712          287,955          325,361          273,751

    Cash dividends on common shares                                   (3,238)          (3,556)          (6,798)          (6,694)


    BALANCE AT END OF PERIOD                                        $446,229         $303,131         $446,229         $303,131
                                                                    ========         ========         ========         ========


    NET EARNINGS PER COMMON SHARE
        Continuing Operations                                       $    .62         $   .35          $    .96         $    .62

        Discontinued Operations                                         5.09             .55              5.55             1.10
                                                                     -------          ------          --------          -------
    NET EARNINGS                                                    $   5.71         $   .90          $   6.51         $   1.72
                                                                     -------          ------          --------          -------

    DIVIDENDS PER COMMON SHARE                                      $    .17         $   .17          $    .34         $    .32


    See accompanying notes to unaudited condensed consolidated financial statements.


    PART I--FINANCIAL INFORMATION
    ITEM 1--FINANCIAL STATEMENTS

                             A.O. SMITH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       June 30, 1997 and December 31, 1996
                                  (000 omitted)

                                                 (unaudited)
                                                June 30, 1997  Dec. 31, 1996
    ASSETS

    CURRENT ASSETS
    Cash and cash equivalents  (note 2)             $220,329         $6,405
    Receivables                                      135,080        121,571
    Inventories (note 4)                              90,220         80,445
    Deferred income taxes                             12,400         12,416
    Other current assets                               4,860          4,537
    Net current assets-discontinued
     operations (note 3)                                  -          13,836
                                                     -------        -------
    TOTAL CURRENT ASSETS                             462,889        239,210

    Investments in and advances to joint
     ventures                                         20,716         14,579
    Other assets                                     105,366         90,945
    Property, plant and equipment                    431,523        407,016
    Less accumulated depreciation                    232,724        224,416
                                                     -------        -------
    Net property, plant and equipment                198,799        182,600
    Net long-term assets-discontinued
     operations (note 3)                              28,849        357,654
                                                     -------        -------
    TOTAL ASSETS                                    $816,619       $884,988
                                                     =======        =======

    PART I--FINANCIAL INFORMATION
    ITEM 1--FINANCIAL STATEMENTS


                               A.O. SMITH CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEET
                        June 30, 1997 and December 31, 1996
                                   (000 omitted)
    (continued...)

                                                   (unaudited)
                                                  June 30, 1997   Dec. 31, 1996


    LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES

    Trade payables                                     $61,402         $82,952
    Accrued payroll and benefits                        23,712          25,653
    Accrued income taxes                                51,273           1,351
    Long-term debt due within one year                   5,225          11,932
    Other current liabilities                           27,813          16,500
    Net current liabilities-discontinued
     operations (note 3)                                 8,639              -
                                                       -------         -------
    TOTAL CURRENT LIABILITIES                          178,064         138,388

    Long-term debt (note 5)                            105,747         238,446
    Other liabilities                                   41,833          35,244
    Deferred income taxes                               29,800          31,271
    Postretirement benefit obligation                   15,706          17,000


    STOCKHOLDERS' EQUITY:

    Class A common stock, $5 par value:
     authorized 14,000,000 shares; issued
     5,838,858 and 5,846,158                            29,194          29,231

    Common stock, $1 par value: authorized
     60,000,000 shares; issued 15,860,792
     and 15,853,492                                     15,861          15,853
    Capital in excess of par value                      71,642          69,410
    Retained earnings (note 5)                         446,229         325,361
    Cumulative foreign currency translation
    adjustments                                         (9,074)         (7,401)
    Treasury stock at cost                            (108,383)         (7,815)
                                                       -------         -------
    TOTAL STOCKHOLDERS' EQUITY                         445,469         424,639
                                                       -------         -------
    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                            $816,619        $884,988
                                                       =======         =======



    See accompanying notes to unaudited condensed consolidated financial statements.

 PART I--FINANCIAL INFORMATION
 ITEM 1--FINANCIAL STATEMENTS

                     A.O. SMITH CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             Six Months Ended June 30, 1997 and 1996
                         (000 omitted)

                                                (unaudited)
                                                    1997             1996
 CASH FLOW FROM OPERATING ACTIVITIES

 CONTINUING
 Net earnings                                    $ 18,799         $ 13,060
 Adjustments to reconcile net earnings
   to net cash provided by
   operating activities:
   Depreciation                                    11,708           10,971
   Deferred income taxes                           (1,455)          (2,997)
   Equity in loss of joint ventures                 1,298            1,310
   Net change in current assets and
     liabilities                                  (20,209)           8,651
   Net change in noncurrent assets
     and liabilities                                2,978            4,667
   Other - net                                      4,619            1,397
                                                 --------          -------
 CASH PROVIDED BY OPERATING ACTIVITIES             17,738           37,059
                                                 --------          -------
 CASH FLOW FROM INVESTING ACTIVITIES
 Capital expenditures                             (23,801)         (17,701)
 Capitalized purchased software costs                (730)            (879)
 Investment in joint ventures                      (9,022)          (5,192)
 Acquisition of business (net of
    cash acquired)                                (59,897)          (1,111)
                                                 --------          -------
 CASH USED BY INVESTING ACTIVITIES                (93,450)         (24,883)
                                                 --------          -------
 CASH FLOW FROM CONTINUING OPERATIONS
   BEFORE FINANCING ACTIVITIES                    (75,712)          12,176

 DISCONTINUED (note 3)
   Cash provided / (used) by operating
     activities                                   (95,549)          55,954
   Cash used by investing activities              (52,456)         (70,575)
   Proceeds from disposition                      727,423              -
   Tax payments associated with disposition       (45,213)             -
                                                 --------          -------
 CASH FLOW FROM DISCONTINUED OPERATIONS
   BEFORE FINANCING ACTIVITIES                    534,205          (14,621)

 CASH FLOW FROM FINANCING ACTIVITIES
 Long-term debt incurred                             -              12,261
 Long-term debt retired                          (139,406)          (3,725)
 Purchase of common stock held
    in treasury                                  (101,579)             -
 Proceeds from common stock
    options exercised                               2,880               20
 Tax benefit from exercise of
    stock options                                     334               16
 Dividends paid                                    (6,798)          (6,694)
                                                 --------          -------
 CASH PROVIDED / (USED) BY
   FINANCING ACTIVITIES                          (244,569)           1,878
                                                 --------          -------
 Net increase / (decrease) in cash
   and cash equivalents                           213,924             (567)
 Cash and cash equivalents-beginning of
   period (note 2)                                  6,405            4,807
                                                 --------          -------
 CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $220,329         $  4,240
                                                 ========         ========


 See accompanying notes to unaudited condensed consolidated financial statements.

                             A. O. SMITH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (unaudited)

   1.   Basis of Presentation

        The financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments consisting of normal accruals considered necessary for fair presentation of the results of operations and of financial position have been made. The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 1996 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles.

   2.   Statement of Cash Flows

        For purposes of the Consolidated Statement of Cash Flows, cash and cash equivalents include short-term investments held primarily for cash management purposes. These investments normally mature within three months from the date of acquisition.

   3.   Discontinued Operations

        On January 27, 1997 the corporation reached a definitive agreement with Tower Automotive, Inc. regarding the sale of A. O. Smith's automotive products business. On April 18, 1997 the corporation completed on this transaction receiving gross proceeds of approximately $727 million, which reflect additional investment and working capital changes from the initial price of $625 million and is subject to final adjustment. The transaction excluded the sale of the corporation's 40% interest in its Mexican automotive affiliate, Metalsa S.A.

        The results of the automotive products business have been reported separately as discontinued operations. Prior year consolidated financial statements have been restated to present the automotive products business as discontinued.

   4.   Inventories

        (000 omitted)         June 30, 1997   December 31, 1996

        Finished products     $  51,292           $  51,706
        Work in process          16,658              19,593
        Raw materials            50,420              37,594
        Supplies                  1,738               1,368
                               --------            --------
                                120,108             110,261

        Allowance to state
          inventories at
          LIFO cost              29,888              29,816
                               --------            --------
                               $ 90,220            $ 80,445
                               ========            ========

   5.   Long-Term Debt

        The corporation's long-term credit agreements contain certain conditions and provisions which restrict the corporation's payment of dividends. The company recently renegotiated some of its debt covenants with respect to these agreements and if they had been in effect at June 30, 1997 under the most restrictive of these provisions, retained earnings of $145.5 million were unrestricted for cash dividends and treasury stock purchases.

   PART I -  FINANCIAL INFORMATION
   ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS
   FIRST SIX MONTHS OF 1997 COMPARED TO 1996

   Sales of $224.9 million in the second quarter of 1997 surpassed last year's second quarter by $18.4 million or about nine percent. Sales from continuing operations for the first half of 1997 were $421.2 million or five percent better than the $401.3 million of sales in the same period of 1996. Excluding the sales of UPPCO, the manufacturer of subfractional motors acquired on March 31, 1997, the year over year sales comparison for both the second quarter and first six months were flat.

   Second quarter earnings from continuing operations were $11.7 million in 1997 or 60 percent higher than the $7.3 million earned in the second quarter last year. On a per share basis, second quarter earnings increased from $.35 in 1996 to $.62 in 1997. The corporation's 1997 first half earnings from continuing operations increased to $18.8 million from $13.1 million, or to $.96 per share from $.62 per share.

   On April 18, 1997, the corporation sold its automotive products business to Tower Automotive, Inc. The company received gross proceeds of approximately $727 million which reflect additional investment and working capital changes from the initial price of $625 million. The after-tax gain on the sale was $94.6 million while after-tax earnings on the operation of the business from January 1, 1997 through the sale date were $14.3 million. Net earnings for the first half of the year including those associated with the sale and operations of the automotive products business were $127.7 million or $6.51 per share.

   The corporation's Mexican automotive affiliate, Metalsa S. A. was not included in the aforementioned sale to Tower Automotive. Negotiations regarding the sale of the corporation's interest in this entity are ongoing. The corporation's investment in Metalsa is reflected as a net long-term asset of discontinued operations in the accompanying financial statements.

   Certain reserves associated with the disposition of the automotive business are shown as net current liabilities of discontinued operations while approximately $45 million of unpaid taxes associated with the gain on the sale are reflected as income taxes payable.

   The gross profit margin through the first half of the year was 21.7 percent, improved from a 21.2 percent margin for the same period last year. The increase in the first half was due mostly to the absence of the industry-wide pricing concessions that were prevalent throughout the water heater industry in 1996 which adversely affected the Water Systems Technologies segment. The second quarter gross profit margin was 21.6 percent in both 1997 and 1996. The favorable impact of better pricing for water heaters in 1997 was offset by lower margins in the other two segments.

   Second quarter sales for Electric Motor Technologies were $110.8 million or $15.7 million higher than the same period last year. Excluding approximately $18 million of second quarter sales associated with the UPPCO acquisition, sales for this segment declined from the prior year second quarter. The volume decline was due to the abnormally cool summer weather that has occurred throughout the country and resulted in depressed sales of air conditioners and swimming pool pumps. Sales through the first half of 1997 for this segment were $204.7 million including the UPPCO sales, compared with $187.4 million for the same period in 1996.

   Operating earnings for the Electric Motors Technologies segment for the second quarter and the first half of 1997 improved approximately 7 percent over their respective periods in 1996. Most of the increase in earnings was due to the additional volume associated with the UPPCO acquisition.

   Second quarter sales for Water Systems Technologies decreased 1.8 percent from the second quarter of 1996. There were two major causes for the sales decline. First, weakness in the residential water heater market offset volume increases in the commercial market. Secondly, the second quarter of 1996 benefited from a surge in demand in anticipation of the conclusion of an industry-wide volume discount program. Sales were essentially flat for the first six months of 1997 compared with 1996.

   Water Systems Technologies profits for both the second quarter and first half were up more than 21 percent over the same periods in 1996. Although sales did not change significantly from 1996 levels, better pricing due to the absence of industry-wide discounting which was prevalent in the first half of 1996 resulted in improved profits.

   Second quarter sales for the Storage & Fluid Handling segment were $42.8 million or nearly 11 percent higher than the second quarter of 1996. The increase in sales was attributable to a strong market for dry storage applications and fiberglass piping sales to the chemical industry. The market for liquid storage tanks continued to trail the prior year due to weaker demand by municipal water treatment customers. Year-to-date sales for this segment reflected a two percent increase over the first half of 1996.

   1997 second quarter earnings for Storage & Fluid Handling Technologies were higher than the second quarter of 1996 as a result of the increased volume and a more favorable sales mix for fiberglass piping. Earnings for this segment through the first half of the year were slightly higher than the first six months of 1996 as the impact of lower volume for liquid storage tanks was more than offset by increased volumes for dry storage tanks and the previously mentioned favorable sales mix for fiberglass piping.

   Selling, general and administrative (SG&A) expenses for the second quarter were $2.3 million higher than the same period in 1996 and remained constant as a percent of sales for the 1996 and 1997 second quarters. A portion of the increase in SG&A was due to the inclusion of UPPCO's SG&A's expense.

   During the second quarter, the corporation recognized net interest income of $.9 million compared to net interest expense of $1.9 million in the second quarter of 1996 as approximately $3.0 million of interest income from investing the cash proceeds of the automotive business sale was recognized in the second quarter of 1997.

   The effective tax rate for the first half of 1997 was 35.5 percent compared with a rate of 38.5 percent for the first half of 1996. The 1997 rate benefited from the impact of the utilization of state tax loss carryforwards associated with a liquidated subsidiary as well as research and development tax credits.

   During the first half of 1997, the corporation was a party to futures contracts for the purposes of hedging a portion of certain raw material purchases. The corporation was also a party to forward foreign exchange contracts to hedge foreign currency transactions consistent with its committed exposures. Had these contracts not been in place, the net earnings of the corporation would not have been materially affected in the first half of 1997.

   Liquidity and Capital Resources

   The corporation's working capital from continuing operations was $293.5 million at June 30, 1997 compared with $87.0 million at December 31, 1996. The majority of the increase is attributed to the cash proceeds that the corporation received from the sale of its automotive products business. The corporation plans to use the cash to continue to repurchase stock and make acquisitions in its three core businesses. Cash flow from operations was $87.9 million less than the same period last year primarily due to the $60 million acquisition of UPPCO in the first quarter of 1997 as well as higher investments in capital expenditures and joint ventures.

   As mentioned in prior SEC filings, a portion of the after-tax cash proceeds from the sale of the automotive products business was used to pay down debt and repurchase stock. The corporation's total debt decreased $139.4 million from $250.4 million at the end of December 1996 to $111.0 million at the end of June 1997. As of June 30, 1997, three million shares of stock had been repurchased for $101.6 million. On June 10, 1997, the corporation's Board of Directors authorized the repurchase of up to $80 million of additional common stock. This authorization is in addition to the 3 million shares the Board approved for repurchase on January 28, 1997.

   Capital expenditures of continuing operations during the first six months of 1997 were $23.8 million, $6.1 million higher than during the same period last year. The increase in capital expenditures is primarily attributable to the purchase of new equipment for the hermetic HVAC motor operations of the Electric Motor Technologies business. The corporation expects that cash flow from continuing operations will cover 1997 capital expenditures.

   At its June 10, 1997 meeting, A. O. Smith's Board of Directors declared a regular quarterly dividend at $.17 per share on its common stock (Classes A and Common). The dividend is payable on August 15, 1997 to shareholders of record July 31, 1997.

   Forward Looking Statements

   Certain statements in this report are forward-looking statements.
   Although the corporation believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business, there can be no assurance that its financial goals will be realized. Although a significant portion of the corporation's sales are derived from the replacement of previously installed product and such sales are therefore less volatile, numerous factors may affect actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the corporation. Among such numerous factors the corporation includes the continued strong growth of the worldwide heating, ventilating and air conditioning market, the stability of the pricing environment for residential water heaters and the successful implementation of the corporation's joint venture strategies in China.


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

   There have been no material changes in the environmental matters previously reported in Part 1, Item 3 in the corporation's annual report on Form 10-K Report for the year ended December 1996, and Part 2, Item 1 in the quarterly report on Form 10-Q for the quarter ended March 31, 1997 which are incorporated herein by reference.


   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On April 21, 1997, the corporation mailed a proxy statement to its stockholders relating to the annual meeting of stockholders on May 21, 1997. The annual meeting included the election of directors and the consideration and action upon proposals to approve the Amended and
   Restated   A. O. Smith Corporation Executive Compensation Plan and to
   approve the ratification of Ernst & Young LLP as the independent auditors of the corporation for 1997 and to act upon two stockholder proposals to separate the position of Chairman and President and concerning executive compensation review.

   On May 1, 1997 Mr. Russell G. Cleary, a director of the Company since 1984 and a nominee for election passed away. On May 19, 1997 the Board of Directors reduced the size of the Board from nine directors to eight thereby eliminating the position for which Mr. Cleary was nominated.

   Directors are elected by a plurality of the votes cast, by proxy or in person, with the holders voting as separate classes. A plurality of votes means that the nominees who receive the greatest number of votes cast are elected as directors. Consequently, any shares which are not voted, whether by abstention, broker non-votes or otherwise, will have no effect on the election of directors.

   For all matters considered at the meeting except the election of directors, both class A common and regular common stock vote together, with the Class A Common Stock entitled to one vote per share and the Common Stock entitled to 1/10th vote per share. An abstention will have the same effect as a "no" vote. Where brokers withhold voting authority, a broker non-vote will have no effect on the outcome.


   1.  Election of Directors
                                                        Votes       Broker
                                        Votes For      Withheld    Non-Votes
      Class A Common Stock Directors

      Tom H. Barrett                    5,641,159       4,096          0
      Glen R. Bomberger                 5,641,155       4,100          0
      Robert J. O'Toole                 5,638,239       7,016          0
      Donald J. Schuenke                5,641,090       4,165          0
      Arthur O. Smith                   5,641,169       4,086          0
      Bruce M. Smith                    5,641,169       4,086          0

      Common Stock Directors

      Leander W. Jennings                11,236,032       107,541       0
      Dr. Agnar Pytte                    11,236,173       107,400       0


   2. Approve the Amended and Restated A. O. Smith Corporation Executive Incentive Compensation Plan

                                               Votes     Broker
                                  Votes For   Against  Abstentions  Non-Votes
    COMBINED CLASS VOTE:
    Class A Common Stock and
    Common Stock (1/10th vote)    6,742,212   23,852     13,548        0


   3.  Ratification of Ernst & Young LLP as Independent Auditors

                                               Votes     Broker
                                 Votes For    Against  Abstentions  Non-Votes
    COMBINED CLASS VOTE:
    Class A Common Stock and
    Common Stock (1/10th vote)  6,771,541     2,915       5,156        0


   4.  Stockholder Proposal to Separate the Position of Chairman and
       President

                                              Votes       Broker
                                Votes For    Against   Abstentions  Non-Votes
    COMBINED CLASS VOTE:
    Class A Common Stock and
    Common Stock (1/10th vote)   159,837   6,440,059     31,735        0


   5.  Stockholder Proposal Concerning Executive Compensation Review

                                             Votes        Broker
                                Votes For   Against    Abstentions  Non-Votes
    COMBINED CLASS VOTE:
    Class A Common Stock and
    Common Stock (1/10th vote)   106,937   6,488,020     36,673        0


   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        (27) Financial Data Schedule

   (b)  Reports on Form 8-K

        A current report on Form 8-K was voluntarily filed by the corporation on May 5, 1997. The Form 8-K stated that on April 18, 1997, the corporation consummated the sale of its automotive products business to Tower Automotive, Inc.

   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           A. O. SMITH CORPORATION



   August 13, 1997                         /s/ John J. Kita
                                           John J. Kita
                                           Vice President,
                                           Treasurer and Controller




   August 13, 1997                         /s/ G. R. Bomberger
                                           G. R. Bomberger
                                           Executive Vice President
                                           and Chief Financial Officer

                                INDEX TO EXHIBITS


   Exhibit
   Number    Description

   (27)      Financial Data Schedule