Form 10-Q
period 1997-09-30
SMITH A O CORP
filed 1997-11-13
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1997

                                       OR

   __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____________to_______________

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


       Class A Common Stock Outstanding as of October 31, 1997:  5,824,874

          Common Stock Outstanding as of October 31, 1997:  11,181,722

                              Exhibit Index Page 14

                                      Index

                             A. O. Smith Corporation

   Part I. Financial Information

   Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Statements of Earnings
        and Retained Earnings
           - Three and Nine months ended September 30, 1997 and 1996        3

     Condensed Consolidated Balance Sheet
           - September 30, 1997 and December 31, 1996                     4-5

     Condensed Consolidated Statements of Cash Flows
           - Nine months ended September 30, 1997 and 1996                  6

     Notes to Condensed Consolidated Financial Statements
           - September 30, 1997                                           7-8

   Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations                         9-11



   Part II. Other Information

   Item 1. Legal Proceedings                                               12

   Item 4. Submission of Matters to a Vote of Security Holders             12

   Item 6. Exhibits and Reports on Form 8-K                                12

   Signatures                                                              13

   Index to Exhibits                                                       14

   PART I - FINANCIAL INFORMATION
   ITEM 1 - FINANCIAL STATEMENTS

                                               A.O. SMITH CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                               AND RETAINED EARNINGS
                           Three and Nine months ended September 30, 1997 and 1996
                                       (000 omitted except for per share data)
                                                    (unaudited)

                                                                         Three Months Ended              Nine Months Ended

                                                                            September 30                    September 30
    EARNINGS                                                            1997            1996           1997            1996
    Electric Motor Technologies                                       $94,081         $76,676        $298,779        $264,044
    Water Systems Technologies                                         68,872          70,101         211,218         211,338
    Storage & Fluid Handling Technologies                              43,011          41,343         117,153         113,997
                                                                     --------        --------        --------        --------
    NET SALES                                                        $205,964        $188,120        $627,150        $589,379

    Cost of products sold                                             167,060         147,498         496,806         463,672
                                                                     --------        --------        --------        --------
    Gross profit                                                      $38,904         $40,622        $130,344        $125,707
    Selling, general and administrative expenses                       25,013          26,884          82,251          81,616
    Interest expense                                                    1,913           1,974           6,602           5,882
    Interest income                                                    (3,010)            (81)         (6,370)           (188)
    Other expense - net                                                   394             239           2,085           3,438
                                                                     --------         -------        --------         -------
                                                                      $14,594         $11,606         $45,776         $34,959
    Provision for income taxes                                          4,918           4,249          16,003          13,232
                                                                     --------         -------        --------         -------
    Earnings before equity in loss of joint ventures                   $9,676          $7,357         $29,773         $21,727
    Equity in loss of joint ventures                                     (667)         (1,199)         (1,965)         (2,509)
                                                                     --------         -------        --------         -------
    EARNINGS FROM CONTINUING OPERATIONS                                $9,009          $6,158         $27,808         $19,218
    EARNINGS FROM DISCONTINUED OPERATIONS

        Earnings (Less related income tax provisions
        1997-$548 and $7,698; 1996-$2,729 and $15,108)                    980           6,376          15,231          29,390
        Gain on disposition (Less related income
            tax provision of $58,056)  (note 3)                             -               -          94,616               -
                                                                     --------         -------        --------         -------
    NET EARNINGS                                                       $9,989         $12,534        $137,655         $48,608

    RETAINED EARNINGS

    Balance at beginning of period                                    446,229         303,131         325,361         273,751
    Cash dividends on common shares                                    (2,988)         (3,557)         (9,786)        (10,251)
                                                                     --------         -------        --------        --------
    BALANCE AT END OF PERIOD                                         $453,230        $312,108        $453,230        $312,108
                                                                     ========         =======        ========        ========

    NET EARNINGS PER COMMON SHARE

        Continuing Operations                                          $  .51          $  .29          $ 1.47          $  .92
        Discontinued Operations                                           .06             .31            5.80            1.40
                                                                       ------          ------          ------          ------
    NET EARNINGS                                                       $  .57          $  .60          $ 7.27          $ 2.32
                                                                       ======          ======          ======          ======

    DIVIDENDS PER COMMON SRE                                           $  .17          $ 0.17          $  .51          $ 0.49


    See accompanying notes to unaudited condensed consolidated financial statements.


                             A.O. SMITH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     September 30, 1997 and December 31, 1996
                                   (000 omitted)



                                                 (unaudited)
                                                Sept 30, 1997   Dec. 31, 1996
  ASSETS

  CURRENT ASSETS

  Cash and cash equivalents  (note 2)                $185,026          $6,405
  Receivables                                         130,865         121,571
  Inventories (note 4)                                 84,366          80,445
  Deferred income taxes                                13,498          12,416
  Other current assets                                  3,984           4,537
  Net current assets-discontinued
    operations (note 3)                                     -          13,836
                                                     --------         -------
  TOTAL CURRENT ASSETS                                417,739         239,210
   Investments in and advances to
    joint ventures                                     22,924          14,579
  Other assets                                         51,055          84,405
  Property, plant and equipment                       440,407         407,016
  Less accumulated depreciation                       238,416         224,416
                                                     --------         -------
  Net property, plant and equipment                   201,991         182,600
  Goodwill                                             52,211           6,540
  Net long-term assets-discontinued
    operations (note 3)                                22,968         357,654
                                                     --------         -------
  TOTAL ASSETS                                       $768,888        $884,988
                                                     ========         =======

  LIABILITIES AND STOCKHOLDERS' EQUITY


  CURRENT LIABILITIES

  Trade payables                                      $64,356         $82,952
  Accrued payroll and benefits                         23,499          25,653
  Accrued income taxes                                 26,081           1,351
  Long-term debt due within one year                    5,625          11,932
  Other current liabilities                            27,660          16,500
  Net current liabilities-discontinued
    operations (note 3)                                 3,066               0
                                                      -------         -------
  TOTAL CURRENT LIABILITIES                           150,287         138,388

  Long-term debt (note 5)                             100,985         238,446
  Other liabilities                                    42,055          35,244
  Deferred income taxes                                28,546          31,271
  Postretirement benefit obligation                    16,909          17,000

  STOCKHOLDERS' EQUITY:
  Class A common stock, $5 par value: authorized
     14,000,000 shares; issued 5,838,858
     and 5,846,158                                     29,194          29,231
  Common stock, $1 par value: authorized 60,000,000
     shares; issued 15,860,792 and 15,853,492          15,861          15,853
  Capital in excess of par value                       72,163          69,410
  Retained earnings (note 5)                          453,230         325,361
  Cumulative foreign currency translation
    adjustments                                        (8,661)         (7,401)
  Treasury stock at cost                             (131,681)         (7,815)
                                                     --------         -------
  TOTAL STOCKHOLDERS' EQUITY                          430,106         424,639
                                                     --------         -------

  TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                             $768,888        $884,988
                                                     ========        ========

  See accompanying notes to unaudited condensed consolidated financial statements.

                             A.O. SMITH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   Nine Months Ended September 30, 1997 and 1996
                                  (000 omitted)         (unaudited)
                                                            1997        1996
 CASH FLOW FROM OPERATING ACTIVITIES

 CONTINUING
 Net earnings                                             $ 27,808    $ 19,218
 Adjustments to reconcile net earnings
   to net cash provided by
   operating activities:
          Depreciation                                      17,704      16,580
          Deferred income taxes                             (3,807)     (3,301)
          Equity in loss of joint ventures                   1,965       2,509
          Net change in current assets and liabilities      (2,531)     26,029
          Net change in noncurrent assets and
            liabilities                                     11,723       3,264
          Other - net                                        5,707       1,884
                                                           -------      ------
 CASH PROVIDED BY OPERATING ACTIVITIES                      58,569      66,183
                                                           -------      ------
 CASH FLOW FROM INVESTING ACTIVITIES
 Capital expenditures                                      (33,460)    (24,703)
 Capitalized purchased software costs                       (1,094)     (2,041)
 Investment in joint ventures                              (11,561)     (8,852)
 Acquisition of business (net of cash acquired)            (60,918)     (1,111)
                                                           --------     -------
 CASH USED BY INVESTING ACTIVITIES                        (107,033)    (36,707)
                                                           --------     -------

 CASH FLOW FROM CONTINUING OPERATIONS
          BEFORE FINANCING ACTIVITIES                      (48,464)     29,476

 DISCONTINUED (note 3)
          Cash provided / (used) by operating activities   (98,788)     71,038
          Cash used by investing activities                (52,456)   (131,161)
          Proceeds from disposition                        727,423           -
          Tax payments associated with disposition         (74,398)          -
                                                           -------      -------
 CASH FLOW FROM DISCONTINUED OPERATIONS
          BEFORE FINANCING ACTIVITIES                      501,781     (60,123)

 CASH FLOW FROM FINANCING ACTIVITIES
 Long-term debt incurred                                         -      47,107
 Long-term debt retired                                   (143,768)     (3,800)
 Purchase of common stock held in treasury                (125,168)          -
 Proceeds from common stock options exercised                3,455          20
 Tax benefit from exercise of stock options                    571          16
 Dividends paid                                             (9,786)    (10,251)
                                                          --------      -------
 CASH PROVIDED / (USED) BY FINANCING ACTIVITIES           (274,696)     33,092
                                                          --------      -------
 Net increase in cash and cash equivalents                 178,621       2,445
 Cash and cash equivalents-beginning of period (note 2)      6,405       4,807
                                                          --------      -------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD               $185,026    $  7,252
                                                          ========      =======


 See accompanying notes to unaudited condensed consolidated financial statements.

                             A. O. SMITH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (unaudited)

   1.   Basis of Presentation
        The financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments consisting of normal accruals considered necessary for fair presentation of the results of operations and of financial
        position have been made.   The results of operations for the nine-
        month period ended September 30, 1997 are not necessarily  indicative
        of the results expected for the full year.   The consolidated balance
        sheet as of December 31, 1996 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles.

   2.   Statement of Cash Flows
        For purposes of the Consolidated Statement of Cash Flows, cash and cash equivalents include short-term investments held primarily for cash management purposes. These investments normally mature within three months from the date of acquisition.

   3.   Discontinued Operations
        On April 18, 1997 the corporation sold its automotive products company. In September 1997, the corporation announced the sale for $63 million of its 40% interest in its Mexican automotive affiliate, Metalsa S.A. The sale of Metalsa was completed in October 1997, and will be recognized in the fourth quarter.

        The results of the automotive products business have been reported
        separately as discontinued operations.    Prior year consolidated
        financial statements have been restated to present the automotive products business as discontinued.

   4.   Inventories
        (000 omitted)            September 30, 1997        December 31, 1996

        Finished products                 $  51,737            $  51,706
        Work in process                      14,681               19,593
        Raw materials                        46,359               37,594
        Supplies                              1,537                1,368
                                          ---------            ---------
                                            114,314              110,261
        Allowance to state inventories
           at LIFO cost                      29,948               29,816
                                          ---------            ---------
                                           $ 84,366             $ 80,445
                                          =========            =========

   5.   Long-Term Debt

        The corporation's long-term credit agreements contain certain conditions and provisions which restrict the corporation's payment of
        dividends.   During the second and third quarters the company
        renegotiated some of its debt covenants with respect to these agreements, and under the most restrictive of these provisions, retained earnings of $124.3 million were unrestricted for cash dividends and treasury stock purchases.

   PART I - FINANCIAL INFORMATION
   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS
   FIRST NINE MONTHS OF 1997 COMPARED TO 1996

   Sales from continuing operations of $206.0 million in the third quarter of 1997 surpassed last year's third quarter by $17.8 million or more than nine percent. For the first nine months of 1997, sales from continuing operations were $627.2 million or six percent better than the $589.4 million of sales in the same period of 1996. Excluding the sales of UPPCO, the manufacturer of subfractional motors acquired on March 31, 1997, the year over year sales comparison for both the third quarter and first nine months were flat.

   Earnings from continuing operations were $9.0 million in the third quarter of 1997 or 46 percent higher than the $6.2 million earned in the third quarter last year. On a per share basis, third quarter earnings increased from $.29 in 1996 to $.51 in 1997. For the first nine months of 1997, the corporation's earnings from continuing operations increased to $27.8 million from $19.2 million, or to $1.47 per share from $.92 per share.

   Net earnings from discontinued operations for the first nine months of the year including those associated with the sale and operations of the automotive products business were $109.8 million or $5.80 per share.

   In September 1997, the corporation announced the sale of its 40 percent interest in its Mexican automotive affiliate, Metalsa S.A. The sale was completed and will be recognized in October 1997.

   The gross profit margin was 18.9 percent in the third quarter of 1997,
   compared with a margin of 21.6 percent in 1996.   The margin through the
   first nine months of the year was 20.8 percent, down slightly from 21.3 percent for the same period last year. Lower margins were due to lower production in the Electric Motor Technologies segment and weaker prices in the Water Systems Technologies segment.

   Third quarter sales for Electric Motor Technologies were $94.1 million, or
   $17.4 million higher than the same period last year.   Excluding
   approximately $19 million of third quarter sales associated with the UPPCO acquisition, overall sales for this segment declined two percent from the third quarter of 1996, due to a weak HVAC market resulting from an abnormally cool spring and summer. Sales through the first nine months of 1997 were $298.8 million, compared with $264.0 million for the same period in 1996. Excluding the sales of Uppco, current year sales were flat compared with the prior year as a result of lower HVAC-related sales offset primarily by the higher sales of the international and general industry business units.

   Third quarter operating earnings for the Electric Motor Technologies segment decreased from the third quarter of 1996 as lower profits resulting from lower production volumes in the core motor business more than offset the additional earnings of Uppco. Earnings for the first nine months of 1997 were modestly higher than earnings for the same period in 1996.

   Water Systems Technologies sales of $68.9 million for the third quarter were 1.8 percent lower than sales for the third quarter of 1996. Overall sales growth in the commercial water heater market segment was offset by slightly weaker demand and pricing pressures in the residential market segment. Sales for the first nine months of 1997 were essentially flat compared to the same period last year.

   Water Systems Technologies profits for the third quarter of 1997 were lower than the same period last year, reflecting the pricing pressures in
   the residential market.   Profits through the first nine months of the
   current year were modestly higher than the same period last year.

   Third quarter sales for the Storage & Fluid Handling technologies segment increased four percent over the third quarter of 1996, due to higher sales of industrial storage tanks and fiberglass pipe. Year-to-date sales for this segment reflected a 2.8 percent increase over the first nine months of last year.

   Storage & Fluid Handling Technologies profits for the third quarter and the first nine months of 1997 were modestly higher, respectively, than the same periods last year. Increased earnings were attributable to higher sales volume and a more favorable sales mix for fiberglass piping.

   Selling, general and administrative (SG&A) expenses for the third quarter were $1.9 million lower than the same period last year. SG&A expenses as a percent of sales decreased from 14.3 percent of sales in the third quarter of 1996 to 12.1 percent of sales in the third quarter of 1997. Lower SG&A expenses were the result of reductions in corporate overhead related to the sale of the company's automotive products business as well as lower administrative expenses at the operating units.

   During the third quarter, the corporation recognized net interest income of $1.1 million compared to net interest expense of $1.9 million in the third quarter of 1996. Approximately $3.0 million of additional interest income was recognized in the third quarter of 1997 from investing the cash proceeds of the automotive business sale.

   The effective tax rate for the first nine months of 1997 was 35.0 percent compared with a rate of 37.9 percent for the first nine months of 1996. The 1997 rate benefited from the impact of the utilization of state tax loss carryforwards associated with liquidated subsidiaries as well as research and development tax credits.

   During 1997, the Financial Accounting Standards Board has issued several Statements of Financial Accounting Standards ("SFAS"). SFAS No. 128, "Earnings Per Share" is effective for the corporation as of December 31,
   1997.   SFAS  No. 130, "Reporting Comprehensive Information" is effective for the corporation as of January 1, 1998. SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" is effective for the corporation for 1998. None of the statements will have any impact on
   A. O. Smith's results of operations, financial position or cash flows.

   During the first nine months of 1997, the corporation was a party to futures contracts for the purposes of hedging a portion of certain raw material purchases. The corporation was also a party to forward foreign exchange contracts to hedge foreign currency transactions consistent with its committed exposures. Had these contracts not been in place, the net earnings of the corporation would not have been materially affected.

   Liquidity and Capital Resources

   The corporation's working capital from continuing operations was $270.5 million compared to $87.0 million at December 31, 1996. The majority of the increase is due to the cash proceeds that the corporation received from the sale of its automotive products business. The corporation plans to use the cash to continue to repurchase stock and make acquisitions in
   its three core businesses.   Cash flow from continuing operations was
   $77.9 million lower than the same period last year primarily due to the $60 million acquisition of UPPCO in the first quarter of 1997, as well as higher investments in capital expenditures and joint ventures.

   Capital expenditures of continuing operations during the first nine months of 1997 were $33.5 million, $8.8 million higher than during the same period last year. The increase is primarily attributable to higher capital expenditures for the Electric Motors Technologies business. The corporation expects that cash flow from continuing operations will cover 1997 capital expenditures.

   A portion of the after-tax cash proceeds from the sale of Automotive was used to pay down debt and repurchase stock. The corporation's total debt decreased $143.8 million from $250.4 million at the end of December, 1996 to $106.6 million at the end of September, 1997. As of September 30, 1997, 3.6 million shares had been repurchased for $125.2 million bringing total shares outstanding to approximately 17.5 million Common and Class A Common stock.

   Due to its significant cash and marketable securities balances, the corporation elected to reduce its revolving credit facility from $210 million to $100 million effective September 30, 1997. No other changes to the facility were made during the third quarter.

   At its October 7, 1997 meeting, A. O. Smith's Board of Directors declared a regular quarterly dividend at $.17 per share on its common stock (Classes A and Common). The dividend is payable on November 17, 1997 to shareholders of record October 31, 1997.

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

   There have been no material changes in the environmental matters previously reported in Part 1, Item 3 in the corporation's annual report on Form 10-K Report for the year ended December 31, 1996, and Part 2, Item 1 in the quarterly report on Form 10-Q for the quarter ended June 30, 1997, which are incorporated herein by reference.


   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        (3)(ii)   By-Laws

        (27) Financial Data Schedule

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the corporation in the third quarter of 1997.

                                    SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           A. O. SMITH CORPORATION


   November 10, 1997                       /s/ John J. Kita
                                           John J. Kita
                                           Vice President,
                                           Treasurer and Controller




   November 10, 1997                       /s/ G.R. Bomberger
                                           G. R. Bomberger
                                           Executive Vice President
                                           and Chief Financial Officer

                                INDEX TO EXHIBITS

   Exhibit
   Number                        Description

   (3)(ii)                       By-Laws

   (27)                          Financial Data Schedule