Form 10-K405
period 1997-12-31
SMITH A O CORP
filed 1998-03-23
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

    X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________________to__________________

   Commission File Number 1-475

                             A. O. SMITH CORPORATION

             Delaware                           39-0619790
        (State of Incorporation)           (IRS Employer ID Number)

                P. O. Box 23972, Milwaukee, Wisconsin 53223-0972
                            Telephone: (414) 359-4000

   Securities registered pursuant to Section 12(b) of the Act:
                                                            Name of Each
                                      Shares of Stock        Exchange on
                                        Outstanding            Which
      Title of Each Class             February 25, 1998      Registered

    Class A Common Stock                 5,817,174           American Stock
    (par value $5.00 per share)                                 Exchange

    Common Stock                         10,184,022          New York Stock
    (par value $1.00 per share)                                 Exchange

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

   The aggregate market value of voting stock held by nonaffiliates of the registrant was $18,108,997 for Class A Common Stock and $380,492,515 for Common Stock as of February 25, 1998.

   Documents Incorporated by Reference:

   1. Portions of the company's definitive Proxy Statement dated March 2, 1998 for an April 8, 1998 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                     PART I

   ITEM 1 - BUSINESS

   A. O. Smith Corporation, a Delaware corporation organized in 1916, its subsidiaries and its affiliates are engaged in three business segments. These segments are Electric Motor Technologies, Water Systems Technologies and Storage & Fluid Handling Technologies.

   The company's Electric Motor Technologies segment produces fractional horsepower and hermetic electric motors. The Water Systems Technologies Segment is a leading manufacturer of residential and commercial gas, oil, and electric water heating systems. Storage & Fluid Handling Technologies manufactures reinforced thermosetting resin piping, agricultural, industrial and municipal liquid and dry bulk storage systems. Financial information regarding the company's business segments is provided in Note 13 to the Consolidated Financial Statements which appear elsewhere herein.

   On April 18, 1997 the company sold its Automotive Products Company to Tower Automotive, Inc. See Note 2 to the Consolidated Financial Statements, entitled "Discontinued Operations" which appears elsewhere herein.

   On March 31 1997, the company acquired the business of UPPCO, Inc., a privately held manufacturer of sub-fractional horsepower electric motors with 1997 sales since the date of acquisition of approximately $57 million.

   The following table summarizes sales by segment for the company's operations. This segment summary and all other information presented in this section should be read in conjunction with the Consolidated Financial Statements and the Notes thereto which appear elsewhere herein.

                                       Years Ended December 31
                                         (Dollars in Millions)
                                   1997    1996    1995   1994    1993

  Electric Motor Technologies     $390.7  $337.1  $317.3 $281.2  $242.6
  Water Systems Technologies       287.5   291.3   276.0  271.5   248.1
  Storage & Fluid Handling
  Technologies                     154.7   152.8   103.4   95.3    92.2
                                 -------  ------  ------ ------  ------
  Total Continuing Operations     $832.9  $781.2  $696.7 $648.0  $582.9
                                 =======  ======  ====== ======  ======

   ELECTRIC MOTOR TECHNOLOGIES

   Segment sales increased by $53.6 million or approximately 16 percent in 1997 to $390.7 million and represented 47 percent of total company continuing sales. The increase in sales in 1997 was due to the acquisition of UPPCO.

   The Electric Motor Technologies segment includes the A. O. Smith Electrical Products Company which manufactures fan motors used in furnaces, air conditioners, and blowers, as well as fractional horsepower motors used in other consumer products and jet pump motors sold to manufacturers of home water systems, swimming pools, hot tubs and spas. Hermetic motors are sold worldwide to manufacturers of compressors and are used in air conditioning and refrigeration systems. Sales to the heating, ventilating, air conditioning and refrigeration market account for approximately 59 percent of the unit's sales.

   In addition to selling its products directly to OEMs, the company also markets its products through a distributor network which sells to both OEMs and the related after-market. The company estimates that approximately 60 percent of the market is derived from the less cyclical replacement business with the remainder being impacted by general business conditions in the new construction market.

   The segment's principal products are sold in competitive markets with its major competitors being Emerson Electric, General Electric, Magnetek, Inc., Fasco, and Jakel and vertically integrated customers.

   WATER SYSTEMS TECHNOLOGIES

   The Water Systems Technology segment includes the A. O. Smith Water Products Company which had 1997 sales of $287.5 million, approximately 1 percent lower than 1996 sales of $291.3 million and represented approximately 35 percent of total company sales.

   Residential sales in 1997 were $166 million or approximately 57 percent of segment revenues. The company markets residential gas and electric water heaters through a network of plumbing wholesalers in the United States. The majority of the company's sales are in the less cyclical replacement market although the new housing market is an important portion of the business as well. The residential water heater market remains highly competitive. A. O. Smith competes with four other manufacturers in supplying over 90 percent of market requirements. The principal competitors in the Water Systems segment are Rheem Manufacturing, State Industries, The American Water Heater Group (formerly SABH, Inc.) and Bradford-White.

   The company also markets commercial water heating systems through a network of plumbing wholesalers in the United States and Canada. A.O. Smith's Water Systems Technologies segment is the largest manufacturer of commercial water heaters. Commercial water heating systems are used in a wide range of applications including schools, nursing homes, hospitals, prisons, hotels, motels, laundries, restaurants, stadiums, amusement parks, car washes, and other large users of hot water. The commercial market is characterized by competition from a broader range of products and competitors than occurs in the residential market.

   A significant portion of the company's commercial and residential business is derived from the less cyclical replacement market with the remainder being impacted by general business conditions in the new construction market.

   In 1995 Water Systems established a joint venture with Nanjing Water Heater Company of China to manufacture instantaneous and storage type heaters for the Chinese market. A.O. Smith is a majority owner of the venture, which began operation in 1996.

   STORAGE & FLUID HANDLING TECHNOLOGIES

   The Storage & Fluid Handling segment provides world-wide solutions for effectively storing liquids and a wide range of dry materials; as well as high performance piping systems that safely and effectively contain and convey corrosive, abrasive or related materials. Higher sales of fluid handling products more than offset a decline in storage products, and as a result, 1997 sales rose slightly to $154.7 million compared with 1996 sales of $152.8 million.

   Engineered Storage Products manufactures industrial, municipal and agricultural liquid and dry bulk storage products. 1997 sales of storage products were $93.1 million. The company's storage products are sold in competitive markets that include concrete, site welded, and bolted tanks. Principal competitors include Columbian Steel Tank Company, Permastore LTD., Pittsburg Tank and Tower Company Inc. and Natgun Corporation.

   Fiberglass Products manufactures reinforced thermosetting resin piping and fittings used to carry corrosive materials. Sales of fluid handling products were $61.6 million in 1997. Typical applications include chemical and industrial process and waste steam piping, high and low pressure oil field pipe and tubing, and underground gasoline service station piping. Products are sold through a network of distributors.

   Fiberglass Products has formed a joint venture with Harbin Composites Corporation of Harbin, China to supply fiberglass pipe to the Chinese oil industry. The company is a majority owner of the new venture, which began production in 1996.

   Principal fluid handling products are sold in competitive markets with its major competitors being Ameron Corporation, Fibercast Company, Environ Corporation, and Total Containment Corporation.

   RAW MATERIAL

   Raw materials for the company's operations, which consist primarily of steel, copper, and aluminum, are generally available from several sources in adequate quantities. The company hedges the majority of its annual purchases of copper and aluminum to protect against price volatility.

   SEASONALITY

   There is no significant seasonal pattern to the company's consolidated quarterly sales and earnings.

   RESEARCH AND DEVELOPMENT, PATENTS AND TRADEMARKS

   In order to improve competitiveness by generating new products and processes, the company conducts research and development at its Corporate Technology Center in Milwaukee, Wisconsin as well as at its operating unit locations. Total expenditures for research and development in 1997, 1996, and 1995 were approximately $17.2 million, $17.3 million, and $15.0 million, respectively.

   The company owns and uses in its businesses various trademarks, trade names, patents, trade secrets, and licenses. While a number of these are important to the company, it does not consider a material part of its business to be dependent on any one of them.

   EMPLOYEES

   The company and its subsidiaries employed approximately 8,400 persons in its operations as of December 31, 1997.

   BACKLOG

   Normally, none of the company's operations sustain significant backlogs.

   ENVIRONMENTAL LAWS

   The company's operations are governed by a variety of federal, state and local laws intended to protect the environment. While environmental considerations are a part of all significant capital expenditures, compliance with the environmental laws has not had a material effect and is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the company. See Item 3.

   FOREIGN SALES

   Total export sales of continuing operations from the U.S. were $ 64 million, $ 52 million, and $ 49 million in 1997, 1996, and 1995, respectively. The increase in sales in 1997 compared with prior years was attributable to the acquisition of UPPCO.


   ITEM 2 - PROPERTIES

   The company manufactures its products in 33 locations worldwide. These facilities have an aggregate floor space of 4,658,641 square feet, consisting of 3,425,891 square feet owned by the company and 1,232,750 square feet of leased space. Fifteen of the company's facilities are foreign plants including affiliates and joint ventures with 1,320,931 square feet of space, of which 428,786 square feet are leased.


                       United States                      Foreign

   Electric Motor      Mebane, NC; Monticello, IN;        Acuna, Mexico;
   Technologies        Mt. Sterling, KY; Paoli, IN;       Bray, Ireland;
   (1,838,025 sq.ft.)  Tipp City, OH; Upper Sandusky, OH  Juarez, Mexico (5);
                                                          Monterrey, Mexico
                                                          Villa de Cura,
                                                            Venezuela

   Water Systems       El Paso, TX; Florence, KY;        Juarez, Mexico;
   Technologies        McBee, SC; Renton, WA             Nanjing, People's Rep.
   (1,675,826 sq. ft.)                                    of China;
                                                         Stratford, Canada (2);
                                                         Veldhoven,
                                                          The Netherlands

   Storage & Fluid
    Handling           Bakersfield, CA; DeKalb, IL;      Harbin, People's
   Technologies        Little Rock, AR (3); Parsons, KS;  Republic ofChina
   (1,144,790 sq. ft.) Wichita, KS; Winchester, TN

   The principal equipment at the company's facilities consist of presses, welding, machining, slitting and other metal fabricating equipment, winding machines, and furnace and painting equipment. The company regards its plant and equipment as well-maintained and adequate for its needs. Multishift operations are used where necessary.

   In addition to its manufacturing facilities, the company's World Headquarters is located in Milwaukee, Wisconsin. It also has offices in Alsip, Illinois; El Paso, Texas; Irving, Texas; London, England and Beijing, China.

   ITEM 3 - LEGAL PROCEEDINGS

   The company is involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of its business involving product liability, property damage, insurance coverage, patents and environmental matters including the disposal of hazardous waste. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, the company believes these unresolved legal actions will not have a material effect on its financial position or results of operations. A more detailed discussion of these matters appears in Note 12 of the Notes to Consolidated Financial Statements.

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the security holders during the fourth quarter of 1997.

   EXECUTIVE OFFICERS OF THE COMPANY

   Pursuant to General Instruction of G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

   ROBERT J. O'TOOLE

   Chairman of the Board of Directors, President, and Chief Executive Officer

   Mr. O'Toole, 57, became chairman of the board of directors in March 1992. He is a member of the Investment Policy Committee of the board of directors. He was elected chief executive officer in March 1989. He was elected president, chief operating officer and a director in 1986. Mr. O'Toole joined the company in 1963. He is a director of Briggs & Stratton Corporation, Firstar Bank Milwaukee, N.A., Firstar Corporation and Protection Mutual Insurance Company.

   GLEN R. BOMBERGER

   Executive Vice President, Chief Financial Officer, and Director

   Mr. Bomberger, 60, has been a director and executive vice president and chief financial officer of the company since 1986. He is a member of the Investment Policy Committee of the board of directors. Mr. Bomberger joined A.O. Smith in 1960. He is currently a director and vice president-finance of Smith Investment Company. He is a director of Firstar Funds, Inc.

   JOHN A. BERTRAND

   President - A. O. Smith Electrical Products Company

   Mr. Bertrand, 59, has been president of A. O. Smith Electrical Products Company, a division of the company, since 1986. Mr. Bertrand joined the company in 1960.

   CHARLES J. BISHOP

   Vice President - Corporate Technology

   Dr. Bishop, 56, has been vice president-corporate technology since 1985. Dr. Bishop joined the company in 1981.

   MICHAEL J. COLE

   Vice President - Asia

   Mr. Cole, 54, was elected vice president-Asia in March 1996. Previously he was vice president-emerging markets of Donnelly Corporation, an automotive supplier.

   JOHN R. FARRIS

   President - A. O. Smith Engineered Storage Products Company

   Mr. Farris, 48, was elected president of A. O. Smith Engineered Storage Products Company, a division of the company, in July 1997. Previously he was president of A. O. Smith Harvestore Products, Inc. since November 1996 and president of Peabody TecTank, Inc. since 1987. Both of these subsidiaries were dissolved and the new entity A. O. Smith Engineered Storage Products Company established in July 1997.

   DONALD M. HEINRICH

   President - Smith Fiberglass Products Company

   Mr. Heinrich, 45, became the president of Smith Fiberglass Products Company, a division of the company, in November 1997. He served as vice president-business development of A. O. Smith Corporation from October 1992.

   WILLIAM R. HENNIG

   President - A. O. Smith Water Products Company

   Mr. Hennig, 50, became the president of A. O. Smith Water Products Company, a division of the company, in June 1996. He served as vice president of A. O. Smith Electrical Products Company's Juarez Operations since January 1993 and held other management positions in the Electrical Products Company. He joined A.O. Smith in 1989.

   JOHN J. KITA

   Vice President, Treasurer and Controller

   Mr. Kita, 42, was elected vice president, treasurer and controller in April 1996. From 1995 to 1996 he was treasurer and controller. Prior thereto, he served as assistant treasurer since he joined the company in 1988.

   RONALD E. MASSA

   Senior Vice President

   Mr. Massa, 48, was elected senior vice president in June 1997. He served as the president of A. O. Smith Automotive Products Company from June 1996 to June 1997. He was the president of A. O. Smith Water Products Company from 1995 and held other management positions in the Water Products Company prior thereto. He joined the company in 1976.


   ALBERT E. MEDICE

   Vice President - Europe

   Mr. Medice, 55, was elected vice president - Europe in 1995. Previously, from 1990 to 1995, he was the general manager of A. O. Smith Electric Motors (Ireland) Ltd., a subsidiary of the company. Mr. Medice joined A.O. Smith in 1986 as vice president-marketing for its Electrical Products Company division.

   EDWARD J. O'CONNOR

   Vice President - Human Resources and Public Affairs

   Mr. O'Connor, 57, has been vice president - human resources and public affairs for the company since 1986. He joined A.O. Smith in 1970.

   W. DAVID ROMOSER

   Vice President, General Counsel and Secretary

   Mr. Romoser, 54, was elected vice president, general counsel and secretary in March 1992.

                                PART II


   ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       (a) Market Information. The Common Stock is listed on the New York Stock Exchange. The Class A Common Stock of A. O. Smith Corporation is listed on the American Stock Exchange. The symbols for these classes of the company's stock are: AOS for the Common Stock and SMCA for the Class A Common Stock. Firstar Trust Company, P. O. Box 2077, Milwaukee, Wisconsin 53201 serves as the registrar, stock transfer agent, and the dividend reinvestment agent for both classes of the company's common stock.

       Quarterly Common Stock Price Range


   1997                      1st Qtr. 2nd Qtr. 3rd Qtr.  4th Qtr.
   Common Stock
   High                      35-5/8   37-1/2   39-3/4    43-3/8
   Low                       28-5/8   33-7/8       34    39-3/4

   Class A Common
   High                      35-1/4   37-1/4   39-1/2    43-1/8
   Low                       29-3/4       34   34-3/4    40-3/8

   1996                      1st Qtr. 2nd Qtr. 3rd Qtr.  4th Qtr.
   Common stock
   High                      25-1/2   27-7/8   25-3/8        33
   Low                       20-7/8   22-5/8   21-5/8        24

   Class A Common
   High                      25-3/4   27-1/2   25-1/8        33
   Low                       20-1/2   22-3/4   21-1/2    24-1/8


   (b) Holders. As of January 31, 1998, the number of shareholders of record of Common Stock and Class A Common Stock were 1,461 and 649, respectively.

   (c) Dividends. Dividends paid on the common stock are shown in Note 14 to the Consolidated Financial Statements appearing elsewhere herein. The company's credit agreements contain certain conditions and provisions which restrict the company's payment of dividends. Under the most restrictive of these provisions, retained earnings of $86.6 million were unrestricted as of December 31, 1998.

   (d) Stock Repurchase Authority. On December 9, 1997, the company's Board of Directors authorized the repurchase of up to $50 million of its outstanding Class A and Common Stock. As of February 2, 1998, approximately five million shares had been repurchased for $183 million, under the two previous authorizations granted in 1997.


   ITEM 6 - SELECTED FINANCIAL DATA


   (Dollars in Thousands, except per share amounts)


                                                              Years Ended December 31

                                                1997       1996        1995           1994          1993
   Net sales - continuing operations        $ 832,937  $ 781,193    $ 696,700      $ 648,004     $ 582,919

   Earnings
   Continuing operations                       37,553     25,249       23,995         17,066         7,477

   Discontinued operations:
     Operating earnings                        15,231     40,168       37,418         40,281        35,201
     Gain on disposition                      101,046         --           --             --            --
                                             --------   --------    ---------      ---------     ---------
     Earnings                                 116,277     40,168       37,418         40,281        35,201
                                             --------   --------    ---------      ---------     ---------
   Net earnings                             $ 153,830   $ 65,417     $ 61,413       $ 57,347      $ 42,678
                                            =========   ========    =========      =========     =========

   Basic earnings per share
     of common stock

   Continuing operations                      $  2.04    $  1.21      $  1.15        $   .82       $   .37
   Discontinued operations                       6.31       1.92         1.79           1.93          1.71
                                             --------   --------     --------       --------      --------
   Net earnings                               $  8.35    $  3.13      $  2.94        $  2.75       $  2.08
                                             ========   ========     ========       ========      ========

   Diluted earnings per share
     of common stock
   Continuing operations                      $  2.00    $  1.19      $  1.14       $    .81      $    .36
   Discontinued operations                       6.19       1.90         1.77           1.90          1.68
                                              -------    -------      -------        -------      --------
   Net earnings                               $  8.19    $  3.09      $  2.91        $  2.71       $  2.04
                                              =======    =======      =======        =======      ========

   Cash dividends per common share            $   .68    $   .66      $   .58        $   .50       $  .42*



                                                                       December 31
                                                1997       1996        1995          1994           1993
   Total assets                             $ 716,516  $ 871,152    $ 748,479      $ 660,546     $ 658,080

   Long-term debt                             100,972    238,446      190,938        166,126       190,574

   Total stockholders' equity                 399,705    424,639      372,364        312,745       269,630


   * Excludes special dividend of .25 per share (split adjusted).


   The company adopted FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective January 1, 1996.

   ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   FINANCIAL REVIEW

   A. O. Smith Corporation recorded earnings from continuing operations of $37.6 million or $2.00 per diluted share in 1997 versus $25.2 million or $1.19 per diluted share in 1996. Earnings from discontinued operations added $116.3 million to the company's net earnings in 1997 compared to $40.2 million in 1996, providing the company with total net earnings of $153.8 million and $65.4 million in 1997 and 1996, respectively. The 1997 earnings from discontinued operations include a $101.0 million gain, net of taxes, associated with the disposition of the automotive business. As a result, diluted earnings per share totaled $8.19 in 1997 versus $3.09 in 1996. Details of individual segment performance will be discussed later in this section.

   Working capital for continuing operations at December 31, 1997 was $244.3 million compared to $103.4 million and $127.7 million at December 31, 1996 and 1995, respectively. The majority of the increase in 1997 was due to the net cash proceeds received from the sale of the company's automotive products business. Lower accounts receivable and production related increases in trade payables resulted in lower working capital at December 31, 1996 versus 1995.

   Capital expenditures for continuing operations were $44.9 million in 1997 compared to $37.8 million in 1996 and $26.9 million in 1995. The increases in capital expenditures are primarily attributed to higher capital expenditures for the Electric Motor Technologies business. The company expects that cash flow from operations will adequately cover 1998 capital expenditures.

   The company established two joint ventures in the People's Republic of China in the fourth quarter of 1995. The company invested $13.7 million in these joint ventures during 1997 compared to $15.1 million in 1996.

   Long-term debt was reduced $137.4 million from $238.4 million at the end of 1996 to $101.0 million at the end of 1997. The proceeds from the sale of the automotive business, including its Mexican automotive affiliate, was $773 million. A portion of the proceeds was used to pay taxes on the transaction, repurchase common stock, retire long term debt, and complete the acquisition of UPPCO. As a result, the company's leverage, as measured by total debt to total capital, dropped to 21.0% at the end of 1997 compared to 37.1% at the end of 1996.

   On January 27, 1997, the company's Board of Directors authorized the repurchase of up to three million shares of its outstanding common stock. On June 10, 1997 and December 9, 1997, the Board authorized the repurchase of up to $80 million and $50 million, respectively, of additional common stock. During 1997, the company purchased 14,500 shares of Class A Common Stock and 4.8 million shares of Common Stock for approximately $176.6 million.

   Due to significant cash and cash equivalent balances, the company elected to reduce its multi-year revolving credit agreement from $210 million to $100 million effective September 30, 1997.

   The company uses futures contracts to fix the cost of portions of its expected raw materials needs, primarily for copper and aluminum, with the objective of reducing risk due to market price fluctuations. In addition, the company enters into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on transactions and operations of foreign affiliates. Differences between the company's fixed price and current market prices on raw materials contracts are included as part of inventory cost when the contracts mature. Differences between the company's fixed price and current market prices on currency contracts are recognized in the same period in which gains or losses from the transactions being hedged are recognized and, accordingly, no net gain or loss is realized when contracts mature. The company does not engage in speculation in its derivatives strategies. The effects of these programs were not material on the results of operations for 1997, 1996, or 1995.

   A. O. Smith Company has paid dividends for 58 consecutive years. A total of $.68 per share was paid in 1997 versus $.66 per share in 1996.

   Results of Operations

   Sales from continuing operations in 1997 were $832.9 million surpassing 1996 sales of $781.2 million by almost $52 million or 6.6 percent. The increase in sales was attributable to the acquisition in March of UPPCO, a manufacturer of subfractional horsepower C-frame electric motors, which contributed $56.6 million to total company sales. The increase in sales associated with UPPCO helped overcome weakness in the domestic air conditioning and residential water heating industries which are two of the company's most significant markets. Sales from continuing operations in 1996 increased approximately $85 million compared with 1995 sales of $696.6 million. The sales increase was the result of $50 million of additional sales associated with the acquisition of Peabody TecTank Inc., made in December of 1995 and sales increases of approximately 6 percent for both Water Systems and Electric Motor Technologies.

   During 1997, the company successfully completed its exit from the automotive industry by selling the Automotive Products Company for $710 million on April 18, 1997. On October 1, 1997, the company divested the remainder of its automotive business by selling its 40 percent interest in a Mexican automotive affiliate for $63 million. The after-tax gain on the sale of $101.1 million combined with 1997 after-tax earnings of $15.2 million generated net earnings from discontinued operations of $116.3 million or $6.19 per diluted share. The results of the automotive business have been reported as discontinued operations in the consolidated financial statements.

   The company's gross profit margin for continuing operations in 1997 was
   20.5 percent, compared with 21.4 percent in 1996 and 20.3 percent in 1995. Each of the company's business units experienced a decline in 1997 profit margin relative to 1996. Profit margins for Electric Motor Technologies dropped due to lower production rates and the lower margins associated with subfractional motors produced by UPPCO. Water Systems Technologies experienced a slight decline in profit margin as second half pricing pressure for residential products was only partially offset by increased sales of higher margin commercial product. Storage & Fluid Handling Technologies' overall margin declined as favorable product mix for fiberglass pipe was more than offset by lower volumes for the relatively high margin liquid storage tank product. The favorable trend in margins from 1995 to 1996 was due mostly to higher manufacturing volume, increased capacity utilization and improved operating efficiencies for electric motor production.

   Sales for the Electric Motor Technologies segment in 1997 increased $53.6 million or almost 16 percent to a record $390.7 million from 1996 sales of $337.1 million. Sales in 1995 were $317.3 million. The increase in sales in 1997 was due to the acquisition of UPPCO as discussed above. Although 1997 sales, excluding the additional sales from the aforementioned acquisition, were comparable to 1996, the company was encouraged by the performance of this segment given the weakness in the air conditioning market in 1997. An abnormally cool selling season combined with high customer inventory levels resulted in a decline in overall industry production volume of more than 10 percent compared to 1996. Despite the weak market conditions, hermetic motor volumes declined only modestly.
   The cool weather also affected other motor markets, specifically pump motors, heating, ventilating and air conditioning (HVAC) fan motors and aftermarket sales. 1997 fractional horsepower sales were about equal to 1996 levels as a 10 percent growth in the General Industries market resulting from additional air compressor and garage door opener motor volume offset the weather related weakness.

   Earnings for the Electric Motor Technologies segment in 1997 were $45.4 million or 6.2 percent higher than the $42.7 million earned in 1996. Earnings in 1995 were $31.9 million. The improved earnings in 1997 were due to the UPPCO acquisition while the significant improvement over the past few years was due to increased volume and the continued payoff from capital investments in new equipment and concentration of production in lower cost facilities.

   Sales for the Water Systems Technologies segment declined modestly from $291.3 million in 1996 to $287.5 million in 1997. Sales in 1995 were $276 million. The minor drop off in sales in 1997 was due to decreased unit volume for residential product which reflected conditions prevalent within the general industry. The unfavorable impact of decreased volume was amplified by a competitive pricing environment present during the second half of the year. Conversely, sales of commercial product rose on the strength of higher unit volume and better pricing. The international environment improved in 1997 as both the Canadian and European markets for Water Products showed signs of recovery.

   Earnings for Water Systems Technologies in 1997 have remained fairly constant over the past three years, despite the aggressive pricing environment that has existed during this time period. Earnings were $33.4 million, $32.8 million and $32.2 million in 1997, 1996 and 1995, respectively.

   Sales for the Storage & Fluid Handling Technologies segment reflected slight improvement in 1997 increasing to $154.7 million from $152.8 million in 1996. 1996 sales increased $49.4 million over 1995 sales of $103.4 million due to the December, 1995 acquisition of Peabody TecTank, Inc., which contributed approximately $50 million to this segment's 1996 sales. The sales increase from 1996 to 1997 resulted from record sales of fiberglass pipe which more than offset a sales decline for liquid storage tanks. Earnings in 1997 were similar to 1996 as the impact of additional volume and favorable product mix for fiberglass pipe was offset by the loss of volume for the relatively high margin liquid storage tanks.

   Selling, general, and administrative (SG & A) expense in 1997 was $107.0 million, about equal to 1996 SG & A of $107.4 million. SG & A in 1995 was $91.4 million. As a percent of sales, SG & A dropped from 13.7 percent in 1996 to 12.8 percent in 1997. The decline in SG & A relative to sales was due largely to a reduction in general corporate expenses resulting from the divestiture of the Automotive Products Company. The increase in SG & A from $91.4 million in 1995 to $107.4 million in 1996 was due to the consolidation of SG & A associated with the acquisition of Peabody TecTank, Inc., as well as increased sales commissions and other expenses in support of increased sales volumes.

   Interest expense, net of the amount allocated to discontinued operations, was $7.8 million in 1997 compared to $8.1 million and $7.6 million in 1996 and 1995, as debt levels for continuing operations remained fairly constant during the period.

   Interest income in 1997 was $9 million and resulted from investing the proceeds received from the sale of the automotive business. Interest income in 1996 and 1995 was minimal.

   The company's effective tax rate decreased to 34.6 percent in 1997 from 37 percent and 35.9 percent in 1996 and 1995, respectively. The decline in the rate in 1997 resulted primarily from the impact of the utilization of state tax loss carryforwards associated with liquidated subsidiaries and research tax credits.

   The company's share of the pre-tax losses incurred by its joint ventures in China increased slightly from 1996 to 1997, however, the after-tax losses declined from $3.9 million in 1996 to $2.7 million in 1997 due to the company's ability to now tax effect these losses for U.S. tax purposes. Current projections for 1998 China activity reflect a loss similar to that of 1997 as start up costs associated with the new water heater plant in Nanjing are incurred.

   Consolidated earnings from continuing operations in 1997 increased 49 percent to $37.6 million compared with 1996 earnings of $25.2 million reflecting the UPPCO acquisition, increased interest income and reduced general corporate expenses. Diluted earnings per share of $2.00 in 1997 were 68 percent higher than the $1.19 per share earned in 1996, underscoring the additional benefit of the company's share repurchase program.

   Outlook

   Looking ahead to 1998, the company expects to encounter continued competitive pricing in the residential water heater market as well as in certain electric motor markets. This impact should be mitigated by favorable interest income, lower customer inventory levels in HVAC markets, a full year of UPPCO earnings, and a significantly lower average number of shares outstanding relative to 1997.

   OTHER MATTERS

   Year 2000

   Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the end of the year 1999 in order to remain functional. Relative to the Year 2000, the company has conducted a comprehensive review of its computer systems to identify those systems that could be affected by this issue and has initiated a company wide project to resolve any potential issues. The company believes that, with in-house modifications and vendor-supplied enhancements to existing software as well as deployment of new systems, the Year 2000 issue does not pose significant operational problems for the company's computer systems. It is anticipated that all modifications, enhancements, and deployment of Year 2000-ready systems will be completed in early 1999, allowing adequate time for testing. Modification and enhancement costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. The company does not expect the costs to be incurred over the next two years to have a material effect on its financial position or results of operations. The amount expensed in 1997 was not material.

   Environmental

   The company's operations are governed by a number of federal, state and local environmental laws concerning the generation and management of hazardous materials, the discharge of pollutants into the environment and remediation of sites owned by the company or third parties. The company has expended substantial financial and managerial resources complying with such laws. Expenditures related to environmental matters were not material in 1997 and are not expected to be material in any single year. Although the company believes that its operations are in compliance with such laws and maintains procedures designed to maintain compliance, there are no assurances that substantial additional costs for compliance will not be incurred in the future. However, since the company's competitors are governed by the same laws, the company should not be placed at a competitive disadvantage.

   Forward Looking Statements

   Certain statements in this report are forward-looking statements.
   Although the company believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business, there can be no assurance that the company's financial goals will be realized. Although a significant portion of the company's sales are derived from the replacement of previously installed product and such sales are therefore less volatile, numerous factors may affect the company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the company. Among such numerous factors the company includes the continued strong growth of the worldwide heating, ventilating and air conditioning market, the stability of the pricing environment for residential water heaters and the successful implementation of the company's joint venture strategies in China.


   ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Index to Financial Statements:                        Form 10-K
                                                        Page Number


      Report of Independent Auditors   . . . . . . . . . . 17

      Consolidated Balance Sheet at
      December 31, 1997 and 1996   . . . . . . . . . . . . 18

      For each of the three years in
      the period ended December 31, 1997:

          - Consolidated Statement of Earnings
            and Retained Earnings  . . . . . . . . . . . . 19

          - Consolidated Statement of Cash Flows   . . . . 20

      Notes to Consolidated Financial Statements   . .  21-39

   REPORT OF ERNST & YOUNG LLP,
   INDEPENDENT AUDITORS

   The Board of Directors and Stockholders
   A. O. Smith Corporation

   We have audited the accompanying consolidated balance sheet of A. O. Smith Corporation as of December 31, 1997 and 1996 and the related consolidated statements of earnings and retained earnings and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index in Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. O. Smith Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



   ERNST & YOUNG LLP

   Milwaukee, Wisconsin
   January 19, 1998

   CONSOLIDATED BALANCE SHEET
   December 31 (dollars in thousands)

   Assets                                            1997              1996

     Current Assets
     Cash and cash equivalents                 $   145,896      $      6,405
     Receivables                                   126,232           121,571
     Inventories                                    79,049            80,445
     Deferred income taxes                          11,849            12,416
     Other current assets                            2,702             4,537
                                                 ---------         ---------
     Total Current Assets                          365,728           225,374

     Net property, plant, and equipment            207,756           182,600
   Investments in and advances to
     joint ventures                                 25,605            14,579
   Prepaid pension                                  37,468            46,628
   Other assets                                     28,176            37,777
   Goodwill                                         51,783             6,540
   Net long-term assets - discontinued
     operations                                         --           357,654
                                                  --------         ---------
   Total Assets                                 $  716,516        $  871,152
                                                 =========        ==========
   Liabilities

     Current Liabilities
     Trade payables                              $  61,299         $  66,514
     Accrued payroll and benefits                   26,397            27,362
     Accrued liabilities                            13,556             7,228
     Income taxes                                    6,607             1,351
     Product warranty                                7,972             7,563
     Long-term debt due within one year              5,590            11,932
     Net current liabilities-discontinued
       operations                                    6,461             2,602
                                                 ---------         ---------
     Total Current Liabilities                     127,882           124,552

     Long-term debt                                100,972           238,446
     Product warranty                               18,349            17,109
     Post retirement benefit obligation             16,756            17,000
     Deferred income taxes                          28,442            31,271
     Other liabilities                              24,410            18,135
                                                 ---------         ---------
     Total Liabilities                             316,811           446,513

     Commitments and contingencies (notes 7 and 12)

   Stockholders' Equity
     Preferred Stock                                    --                --
     Class A Common Stock (shares issued
       5,838,858 and 5,846,158)                     29,192            29,231
     Common Stock (shares issued 15,860,792
       and 15,853,492)                              15,861            15,853
     Capital in excess of par value                 72,542            69,410
     Retained earnings                             466,514           325,361
     Cumulative foreign currency translation
       adjustments                                  (1,579)           (7,401)
     Treasury stock at cost                       (182,825)           (7,815)
                                                ----------        ----------
     Total Stockholders' Equity                    399,705           424,639
                                                ----------        ----------
     Total Liabilities and Stockholders'
     Equity                                    $   716,516       $   871,152
                                                ==========        ==========

   See accompanying notes which are an integral part of these statements.

   CONSOLIDATED STATEMENT OF EARNINGS AND RETAINED EARNINGS

   Years ended December 31 (dollars in thousands, except per share amounts)

   Earnings                             1997         1996        1995

   Continuing
      Net sales                      $ 832,937     $ 781,193  $ 696,700
      Cost of products sold            662,227       614,218    555,578
                                     ---------    ----------  ---------
      Gross profit                     170,710       166,975    141,122
      Selling, general, and
      administrative expenses          106,999       107,350     91,398
      Interest expense                   7,762         8,114      7,616
      Interest income                   (9,035)         (341)      (246)
      Other expense - net                3,328         5,629      4,934
                                    ----------    ----------  ---------
                                        61,656        46,223     37,420
      Provision for income taxes        21,359        17,080     13,425
                                    ----------    ----------  ---------
      Earnings before equity in loss
        of joint ventures               40,297        29,143     23,995
      Equity in loss of joint
       ventures                         (2,744)       (3,894)        --
                                    ----------    ----------  ---------
     Earnings from Continuing
       Operations                       37,553        25,249     23,995

   Discontinued
      Earnings from operations
       less related income tax
       (1997 - $7,698; 1996 -
       $19,988; and 1995 -
       $22,048)                         15,231        40,168     37,418
      Gain on disposition less
       related income tax
       of $71,538                      101,046            --         --
                                    ----------    ----------   --------
   Net Earnings                        153,830        65,417     61,413

   Retained Earnings
      Balance at beginning of year     325,361       273,751    224,467
      Cash dividends on common
       stock                           (12,677)      (13,807)   (12,129)
                                     ---------     ---------  ---------
   Balance at End of Year            $ 466,514     $ 325,361  $ 273,751
                                     =========     =========  =========

   Basic Earnings Per Share of
   Common Stock
      Continuing Operations              $2.04         $1.21      $1.15
      Discontinued Operations             6.31          1.92       1.79
                                     ---------      --------  ---------
      Net Earnings                       $8.35         $3.13      $2.94
                                     =========      ========  =========

   Diluted Earnings Per Share of
   Common Stock
     Continuing Operations               $2.00         $1.19      $1.14
      Discontinued Operations             6.19          1.90       1.77
                                     ---------      --------   --------
      Net Earnings                       $8.19         $3.09      $2.91
                                     =========      ========   ========


   See accompanying notes which are an integral part of these statements.

   CONSOLIDATED STATEMENT OF CASH FLOWS
   Years ended December 31 (dollars in thousands)
                                        1997          1996      1995

   Operating Activities
     Continuing
   Net earnings                       $ 37,553      $ 25,249   $ 23,995
    Adjustments to reconcile net
      earnings to net cash
      provided by operating
      activities:
        Depreciation and amortization   26,286        23,601     22,166
        Deferred income taxes           (2,262)       (3,345)     9,587
        Equity in loss of joint
        ventures                         2,744         3,894         --
   Net change in current assets and
    liabilities                         10,797        24,320     (6,647)
   Net change in other noncurrent
    assets and liabilities               3,635         4,083      4,040
   Other                                 1,495         2,630       (737)
                                     ---------     ---------  ---------
   Cash Provided by Operating
   Activities                           80,248        80,432     52,404
                                     ---------     ---------  ---------
   Investing Activities
    Capital expenditures               (44,886)      (37,804)   (26,851)
    Capitalized purchased software
     costs                              (1,295)       (2,567)      (406)
    Acquisition of businesses          (60,918)       (1,111)   (18,000)
    Investment in joint ventures       (13,719)      (15,147)    (3,404)
                                     ---------    ----------  ---------
   Cash Used by Investing
   Activities                         (120,818)      (56,629)   (48,661)
                                     ---------    ----------  ---------

   Cash Flow Provided (Used)
   by Continuing Operations
   before Financing Activities         (40,570)       23,803      3,743

   Discontinued
   Cash provided (used) by operating
    activities                        (106,132)      113,644     64,534
   Cash used by investing activities   (52,456)     (177,116)   (82,461)
   Proceeds from disposition           773,090            --         --
   Tax payments associated with
    disposition                       (106,039)           --         --
   Cash Flow Provided (Used) by
    Discontinued Operations
    before Financing Activities        508,463       (63,472)   (17,927)

    Financing Activities
      Long-term debt incurred               --        58,507     65,000
      Long-term debt retired          (143,816)       (4,000)   (42,510)
      Purchase of treasury stock      (176,550)           --         --
      Net proceeds from common
      stock and option activity          3,757           539         49
      Tax benefit from exercise
      of stock options                     884            28         96
      Dividends paid                   (12,677)      (13,807)
                                                                (12,129)
                                    ----------    ----------  ---------
   Cash Provided (Used) by
   Financing Activities               (328,402)       41,267     10,506
                                    ----------    ----------  ---------
    Net increase (decrease) in
     cash and cash equivalents         139,491         1,598     (3,678)
    Cash and cash equivalents--
     beginning of year                   6,405         4,807
                                                                  8,485
                                    ----------    ----------  ---------
   Cash and Cash Equivalents--
     End of Year                     $ 145,896     $   6,405   $  4,807
                                    ==========    ==========  =========

   See accompanying notes which are an integral part of these statements.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.  Organization and Significant Accounting Policies

   Organization. A.O. Smith Corporation is a diversified manufacturer serving customers world-wide. The corporation's major product lines include: fractional horsepower and hermetic electric motors; residential and commercial water heaters; fiberglass piping systems and water, waste water, and dry storage tanks. The corporation's products are marketed primarily in North America. The corporation has two plants in Europe and two joint ventures in China. Original equipment manufacturers are the largest customers of the electric motor technologies unit. Water heaters are distributed principally through a diverse network of plumbing wholesalers. Fiberglass piping is sold through a network of distributors to the service station market and the petroleum production industry as well as the chemical/industrial market. The corporation's storage tanks and handling systems are sold through a network of dealers to municipalities, industrial concerns, and farmers. As discussed in Note 2, the operations of the automotive products business are classified as discontinued operations.

   Consolidation and basis of presentation. The consolidated financial statements include the accounts of the corporation and its wholly-owned subsidiaries.

   Investments in joint ventures. The Corporation has two joint ventures in the Peoples Republic of China, which are accounted for under the equity method. The corporation holds a majority interest in each. The joint ventures are involved in the manufacture and distribution of products similar to those of the corporation's water systems and storage and fluid handling technologies businesses.

   Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Fair values. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and long-term borrowings approximated fair value as of December 31, 1997 and 1996.

   Foreign currency translation. For all subsidiaries outside the United States with the exception of Mexico, the corporation uses the local currency as the functional currency. For these operations, assets and liabilities are translated into U.S. dollars at year-end exchange rates and weighted average exchange rates are used for revenues and expenses. The resulting translation adjustments are recorded as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in net earnings.

   Cash and cash equivalents. The Company considers all highly liquid investments, generally with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consisting principally of money market funds, totaled $140 million at December 31, 1997. The cost of these securities are considered to be "available for sale" for financial reporting purposes.

   Inventory valuation. Inventories are carried at lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for a significant portion of domestic inventories. Inventories of foreign subsidiaries and supplies are determined using the first-in, first-out
   (FIFO) method.

   Derivative instruments. The corporation enters into futures contracts to fix the cost of certain raw material purchases, principally copper and aluminum, with the objective of minimizing cost risk due to market fluctuations. Any differences between the corporation's fixed price and current market prices are included as part of the inventory cost when the contracts mature. As of December 31, 1997, the corporation had contracts covering the majority of its expected copper and aluminum requirements for 1998, with varying maturities in 1998, the longest duration of which is December 1998. These futures contracts limit the impact from both favorable and unfavorable price changes. The effect of these programs was not material to the results of operations for the three years ended December 31, 1997.

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

   The following table summarizes, by currency, the contractual amounts of the corporation's forward exchange contracts.

   December 31 (dollars in thousands)        1997                1996

                                       Buy         Sell       Buy      Sell

   U.S. dollar                  $     2,500   $    6,400$    2,200$    2,000
   British pound                      2,563        1,139     4,385        --
   French franc                          --        2,565        --       746
   German deutsche mark                  --           --        --     1,491
   Canadian dollar                      709           --        --        --
   Mexican peso                      32,486           --
                                                            21,950        --
                                  ---------     --------  --------  --------
     Total                       $   38,258    $  10,104  $ 28,535   $ 4,237
                                  =========     ========  ========  ========

   The contracts in place at December 31, 1997 and 1996 amounted to approximately 80 and 60 percent, respectively, of the corporation's anticipated subsequent year exposure for those currencies hedged.

   Goodwill. Goodwill, representing the excess of cost over net assets of businesses acquired, is stated at cost and is amortized on a straight line basis over periods of 15 to 40 years. The corporation reviews the recoverability of goodwill when events and circumstances so indicate. Amortization charged to operations amounted to $1.4 million and $.5 million in 1997 and 1996, respectively.

   Property, plant, and equipment. Property, plant, and equipment are stated at cost. Depreciation is computed primarily by the straight-line method.

   Revenue recognition. The corporation recognizes revenue upon shipment of product to the customer.

   Research and development. Research and development costs are charged to expense as incurred and amounted to approximately $17.2, $17.3, and $15.0 million for continuing operations during 1997, 1996, and 1995, respectively.

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

   Earnings per share of common stock. The corporation has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to the SFAS No.128 requirements. The numerator for the calculation of basic and diluted earnings per share is earnings. The denominator is computed as follows:

                                   1997          1996         1995
   Denominator for basic earnings
     per share--weighted average
     shares                      18,422,871   20,922,195   20,912,702
   Employee stock options
     (treasury stock method)        371,319      233,998      221,937
                                -----------  -----------   ----------
   Denominator for diluted
     earnings per share          18,794,190   21,156,193   21,134,639
                                ===========  ===========  ===========

   Reclassifications. Certain prior year amounts have been reclassified to conform to the 1997 presentation.

   New accounting standards. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Since this statement applies only to the presentation of comprehensive income, it will not have any impact on the corporation's results of operations, financial position or cash flows.

   In June 1997, the Financial Accounting Standards Board also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes the standards for the manner in which public enterprises are required to report financial and descriptive information about their operating segments. The statement defines operating segments as components of an enterprise for which separate financial information is available and evaluated regularly as a means for assessing segment performance and allocating resources to segments. A measure of profit or loss, total assets, and other related information are required to be disclosed for each operating segment. In addition, this statement requires the annual disclosure of information concerning revenues derived from the enterprise's products or services, countries in which it earns revenue or holds assets, and major customers. The statement is also effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 will not affect the corporation's results of operations or financial position, but may affect the disclosure of segment information.

   2.  Discontinued Operations

   On April 18, 1997, the corporation sold its automotive products business, excluding its Mexican automotive affiliate, for $710 million. On October 1, 1997, the corporation sold the remainder of its automotive business with the sale of its 40% interest in its Mexican affiliate for $63 million. The results of the automotive businesses have been reported separately as discontinued operations and prior year consolidated financial statements have been restated.

   The components of the net assets and liabilities of discontinued operations included in the consolidated balance sheet at December 31, 1996 was as follows:

   (dollars in thousands)
   Current assets
      Receivables                         $   19,718
      Inventories                             32,882
      Customer tooling                        54,368
      Other current assets                    16,711
   Less current liabilities
      Trade payables                          77,699
      Accrued payroll and benefits            26,984
      Other current liabilities               21,598
                                          ----------
      Net current liabilities             $    2,602
                                          ==========
   Long-term assets
      Investments in affiliated companies $   48,454
      Deferred model change                   24,181
      Net property, plant, and equipment     365,785
      Other assets                            18,005
   Less long-term liabilities
      Deferred income taxes                   39,095
      Postretirement benefit obligation       59,676
                                          ----------
      Net long-term assets                 $ 357,654
                                          ==========


   The condensed statement of earnings of the discontinued operations for the automotive products business for the period through April 18, 1997 and Metalsa through October 1, 1997 and also the years ended December 31, 1996 and 1995 is presented below.

   (dollars in thousands)                 1997           1996         1995
   Net sales                           $ 296,167      $ 862,977    $ 845,305
   Cost of products sold                 272,826        787,380      766,013
                                      ----------      ---------   ----------
   Gross profit                           23,341         75,597       79,292

   Selling, general, and
    administrative expenses                4,761         18,231       18,855
   Interest expense                        3,210          6,974        5,477
   Other income - net                       (362)          (210)      (1,142)
                                      ----------     ----------   ----------
                                          15,732         50,602       56,102
   Provision for income taxes              7,698         19,988       22,048
                                      ----------     ----------   ----------
   Earnings before equity in
    earnings of affiliates                 8,034         30,614       34,054
   Equity in earnings of
    affiliates                             7,197          9,554        3,364
                                     -----------     ----------   ----------
   Net earnings                       $   15,231     $   40,168   $   37,418
                                     ===========     ==========   ==========

   Liabilities of the discontinued business at December 31, 1997 consist primarily of employee obligations such as workers' compensation and other future estimated costs net of deferred income taxes. Certain expenses have been allocated to the discontinued operations through the date of sale, including interest expense, which was allocated based on the ratio of net assets discontinued to the total consolidated net assets of the corporation.

   The cash flow provided (used) by discontinued operations is as follows:

   Years ended December 31 (dollars in thousands)
                                          1997      1996      1995

   Earnings                          $   15,231  $ 40,168 $  37,418
   Adjustments to reconcile earnings
    to net cash provided by
    discontinued operating activities:
       Depreciation                      13,246    40,848    33,998
       Deferred model change and
         software amortization            2,802    10,939    10,775
       Deferred income taxes            (38,840)    7,898     5,400
       Equity in earnings of affiliates,
         net of dividends ($7.0 and
         $2.9 million in 1997 and 1996,
         respectively)                    2,394    (6,170)   (3,364)
   Net change in current assets and
     liabilities                       (107,365)    6,885   (20,124)
   Net change in noncurrent assets
     and liabilities                      8,896    14,743     3,585
   Other                                 (2,496)   (1,667)   (3,154)
   Cash provided (used) by
     discontinued operating
     activities                        (106,132)  113,644    64,534
   Cash (used) by discontinued
     investing activities               (52,456) (177,116)  (82,461)
   Proceeds from disposition            773,090       --        --
   Tax payments associated with
     disposition                       (106,039)      --        --
                                     ----------  ---------  --------
   Cash flow provided (used) by
   discontinued operations           $  508,463$  (63,472) $(17,927)
                                     ==========   ========  ========

   3.  Acquisitions

   On March 31, 1997, the corporation acquired the business of UPPCO, Incorporated (UPPCO), a manufacturer of subfractional C-frame electric motors, for approximately $60.9 million. On December 6, 1995, the corporation acquired the stock of Peabody TecTank Inc. (TecTank), a manufacturer of dry bulk storage tanks, for approximately $19.1 million, which included a final purchase price adjustment of $1.1 million in 1996. The transactions were accounted for as purchases and the consolidated financial statements include the results of UPPCO and TecTank from the respective dates of acquisition. The purchase prices have been allocated to the assets purchased and the liabilities assumed based upon their respective fair values at the date of acquisition. The excess of the purchase prices over the fair values of net assets acquired, $46.2 million and $7.0 million for UPPCO and TecTank, respectively, have been recorded as goodwill. The proforma effect of the acquisitions would not be significant to 1997, 1996 or 1995 operating results.

   4.  Statement of Cash Flows

   Supplemental cash flow information is as follows:

   Years ended December 31 (dollars in thousands)
                                           1997           1996        1995
   Change in current assets and liabilities:
     Receivables                      $    2,870     $   13,945    $ (10,590)
     Inventories                           7,539         (5,491)       6,292
     Other current assets                  1,187            434         (432)
     Trade payables                       (8,346)        13,187         (232)
     Accrued liabilities, payroll,
       and benefits                        1,894           (539)       2,704
     Current income tax accounts-
       net                                 5,653          2,784       (4,389)
                                     -----------    -----------   ----------
                                       $  10,797     $   24,320   $   (6,647)
                                     ===========    ===========   ==========

   5.  Inventories

   December 31 (dollars in thousands)       1997          1996

   Finished products                   $  45,091      $  51,706
   Work in process                        19,656         19,593
   Raw materials                          42,870         37,594
   Supplies                                1,634          1,368
                                       ---------     ----------
                                         109,251        110,261
   Allowance to state inventories
     at LIFO cost                         30,202         29,816
                                       ---------     ----------
                                      $   79,049      $  80,445
                                       =========     ==========

   6.  Property, Plant, and Equipment

   December 31 (dollars in thousands)       1997       1996

   Land                            $       6,323  $       3,957
   Buildings                              91,127         80,376
   Equipment                             352,697        322,683
                                         450,147        407,016
   Less accumulated depreciation         242,391        224,416
                                     -----------     ----------
                                     $   207,756    $   182,600
                                     ===========    ===========

   7.  Long-Term Debt and Lease Commitments

   December 31 (dollars in thousands)       1997          1996

   Bank credit lines, average
     year-end interest rate of
     4.8% for 1997 and 6.2% for
     1996                           $      1,929    $    51,257

   Commercial paper, average
     year-end interest rate of
     5.6%                                     --         59,814

   Long-term notes with insurance
     companies, expiring through
     2010, average year-end interest
     rate of 7.1% for 1997
     and 7.0% for 1996                    86,172         90,000

   Other notes, expiring through
     2012, average year-end
     interest rate of 5.2% for
     1997 and 6.6% for 1996               18,461         49,307
                                     -----------     ----------
                                         106,562        250,378
   Less amount due within one year         5,590         11,932
                                    ------------     ----------
                                     $   100,972     $  238,446
                                    ============     ==========


   The corporation has a multi-year revolving credit agreement with a group of ten banks which expires June 30, 2001. Due to its significant cash and cash equivalent balances, the corporation elected to reduce this available facility from $210 million to $100 million effective September 30, 1997. At its option, the corporation maintains either cash balances or pays fees for bank credit and services.

   The corporation's credit agreement and term loans contain certain conditions and provisions which restrict the corporation's payment of dividends. Under the most restrictive of these provisions, retained earnings of $86.6 million were unrestricted as of December 31, 1997.

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

   Long-term debt, maturing within each of the five years subsequent to
   December 31, 1997, is as follows:    1998--$5.6; 1999--$4.6; 2000--$9.6;
   2001--$11.1; 2002--$13.3 million.

   Future minimum payments under noncancelable operating leases from continuing operations total $30.8 million and are due as follows: 1998-- $8.1; 1999--$6.8; 2000--$4.4; 2001--$3.8; 2002--$2.7; thereafter--$5.0 million. Rent expense for continuing operations, including payments under operating leases, was $12.9, $12.1, and $10.3 million in 1997, 1996, and 1995, respectively.

   Interest paid by the corporation for continuing and discontinued operations, was $13.0, $15.1, and $13.1 million in 1997, 1996, and 1995, respectively.

   8.  Stockholders' Equity

   The corporation's authorized capital consists of 3 million shares of Preferred Stock $1 par value, 14 million shares of Class A Common Stock $5 par value and 60 million shares of Common Stock $1 par value. The Common Stock has equal dividend rights with Class A Common Stock and is entitled, as a class, to elect 25 percent of the board of directors and has 1/10th vote per share on all other matters.

   During 1997, 1996, and 1995, 7,300, 42,443, and 146,940 shares of Class A
   Common Stock were converted into Common Stock, respectively. Regular dividends paid on the Class A Common and Common Stock amounted to $.68, $.66, and $.58 per share in 1997, 1996, and 1995, respectively.

   Changes in certain components of stockholders' equity are as follows:

                                                                                         Foreign
                                         Class A                      Capital in         Currency
                                         Common        Common         Excess of         Translation    Treasury
                                         Stock         Stock          Par Value         Adjustments     Stock
   Balance at December 31, 1994         $ 30,178       $ 15,664       $ 68,209          $ (8,035)      $  8,085

   Conversion of Class A Common
     Stock                                  (735)           147            588                --             --

   Exercise of stock options
     (net of 3,400 shares surrendered
     as stock option proceeds)-
     13,000 shares                            --             --            (22)               --            (72)

   Tax benefit from exercise of
     stock options                            --             --             96                --             --

   Translation adjustments                    --             --             --               536             --
                                      ----------      ---------      ---------         ---------      ---------
   Balance at December 31, 1995           29,443         15,811         68,871            (7,499)         8,013

   Conversion of Class A Common
     Stock                                  (212)            42            170                --            --

   Exercise of stock options -
     21,900 shares                            --             --            341                --           (198)

   Tax benefit from exercise of
      stock options                           --             --             28                --             --

   Translation adjustments                    --             --             --                98             --
                                      ----------      ---------      ---------         ---------      ---------

   Balance at December 31, 1996           29,231         15,853         69,410            (7,401)         7,815

   Conversion of Class A Common
     Stock                                   (39)             8             31                --             --

   Purchase of treasury stock                 --             --             --                --        176,550

   Exercise of stock options -
     170,150 shares                           --             --          2,217                --         (1,540)

   Tax benefit from exercise of
     stock options                            --             --             84                --             --

   Translation adjustments                    --             --             --            (1,637)            --

   Sale of Mexican affiliate                  --             --             --             7,459             --
                                      ----------      ---------     ----------        ----------     ----------
   Balance at December 31, 1997         $ 29,192       $ 15,861       $ 72,542          $ (1,579)      $182,825
                                      ==========      =========     ==========        ==========     ==========


   On January 27, 1997, the corporation's Board of Directors approved for repurchase 3 million shares of Common Stock. On June 10, 1997 and December 9, 1997, the Board authorized the repurchase of up to $80 million and $50 million, respectively, of additional Common Stock. During 1997, the corporation purchased 14,500 shares of Class A Common Stock and 4,807,375 shares of Common Stock. At December 31, 1997, 17,960 and 5,392,894 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

   9. Stock Options

   The corporation has a Long-Term Executive Incentive Compensation Plan (1990 Plan) under which 2 million shares of Common Stock for granting of nonqualified and incentive stock options have been reserved. In addition, the corporation has a Long-Term Executive Incentive Compensation Plan (1980 Plan) which has terminated except as to outstanding options.
   Options under both plans become exercisable one year from date of grant and, for active employees, expire ten years after date of grant. The number of shares available for granting of options at December 31, 1997, 1996, and 1995 was 147,700, 264,400, and 470,500, respectively.


   Changes in option shares (all Common Stock) were as follows:


                                                                 Weighted
                                                                 Average
                                                                 Per Share
                                                                 Exercise                      Years Ended December 31
                                                                Price-1997           1997               1996              1995
    Outstanding at beginning of year                              $18.24          1,308,800          1,124,600           963,600

    Granted
       1997--$40.88 per share                                      40.88            116,700
       1996--$24.50 and $27.00 per share                                                               206,100
       1995--$23.13 and $25.00 per share                                                                                 189,100

    Exercised
       1997--$8.44 to $27.50 per share                             22.08          (170,150)
       1996--$8.44 to $27.50 per share                                                                (21,900)
       1995--$7.00 to $8.00 per share                                                                                   (16,400)

    Canceled or expired                                               --                 --                 --          (11,700)
                                                                  ------          ---------          ---------         ---------
    Outstanding at End of Year
       (1997--$7.00 to $40.88 per share)                           19.83          1,255,350          1,308,800         1,124,600

    Exercisable at End of Year                                     17.67          1,138,650          1,102,700           935,500



   The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and exercisable at December
   31, 1997:

                                                                                                               Weighted-
                                           Options             Weighted       Options            Weighted       Average
                                        Outstanding at         Average     Exercisable at        Average       Remaining
    Range of                             December 31,          Exercise     December 31,         Exercise     Contractual
    Exercise Prices                         1997                Price           1997              Price           Life
    $7.00 to $8.69                          429,800         $     7.89        429,800         $     7.89        3 years
    $13.00                                  108,800              13.00        108,800              13.00        5 years
    $21.56 to $27.50                        600,050              25.52        600,050              25.52        7 years
    $40.88                                  116,700              40.88             --                          10 years
    $7.00 to $40.88                       1,255,350                         1,138,650                           6 years



   Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The corporation has chosen to continue applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant , no compensation expense has been recognized. Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the corporation's pro forma net earnings and pro forma net earnings per share would have been as follows:


   Years ended December 31 (dollars in thousands,
   except per share amounts)           1997         1996      1995
   Net earnings:
       As reported                   $ 153,830   $ 65,417  $ 61,413
       Pro forma                       152,932     64,538    61,200
   Net earnings per share:
       As reported:
       Basic                             $8.35      $3.13     $2.94
       Diluted                            8.19       3.09      2.91
       Pro forma:
       Basic                              8.30       3.08      2.93
       Diluted                            8.14       3.05      2.90


   The weighted-average fair value per option at the date of grant during 1997, 1996,and 1995 using the Black-Scholes option-pricing model, was $11.27, $7.45 and $7.48, respectively. Assumptions were as follows:

                                          1997       1996     1995

   Expected life (years)                   4.0        4.0     4.0
   Risk-free interest rate                 5.9%       6.3%    5.9%
   Dividend yield                          2.0%       2.1%    2.1%
   Expected volatility                    30.4%      34.7%   34.7%


   10. Retirement Plans

   The corporation and its domestic subsidiaries provide retirement benefits for all employees. As of December 31, 1995, the corporation merged its various qualified noncontributory defined benefit plans in the United States into one pension plan. Benefits for salaried employees are based on an employee's years of service and compensation. Benefits for hourly employees are generally based on specified benefit rates for each year of service. The corporation's funding policy is to contribute amounts which are actuarially determined to provide sufficient assets to meet future benefit payment requirements consistent with the funding requirements of federal laws and regulations. Plan assets consist primarily of marketable equities and debt securities. The corporation also has several foreign pension plans, none of which are material to the corporation's financial position.

   The following tables present the components of pension income, the funded status, and the major assumptions used to determine these amounts for domestic pension plans of continuing operations.

    Years ended December 31 (dollars in thousands)
                                       1997             1996         1995
   Components of pension
    expense:
   Service cost--
    benefits earned
    during the year              $      2,765      $     2,815   $   2,069
   Interest cost on
    projected benefit
    obligation                         35,944            9,610       9,564
   Return on plan assets:
    Actual return               $    (107,495)     $   (29,013)  $ (45,164)
   Deferral of
    investment return
    in excess of
    (less than)
    expected return                    57,650           10,424      30,187
                                   ----------       ----------   ---------
   Net amortization and
    deferral                               20           (1,369)     (1,258)
                                   ----------       ----------   ---------
   Net periodic pension
    (income)                      $   (11,116)       $  (7,533)   $ (4,602)
                                   ==========       ==========   =========

   The pension income data presented above is for continuing operations. Pursuant to the agreement to sell the automotive products operations, the corporation retained all existing pension assets as well as all pension liabilities earned through the closing date. Accordingly, investment return on these assets and interest cost on the obligation is included in the calculation of net periodic pension income for 1997, whereas, such amounts prior to the sale were excluded as they were allocated to the components of discontinued operations pension expense. Subsequent to the closing date, the buyer assumed the responsibility for pension service earned by active employees of the automotive business.


   December 31 (dollars in thousands)          1997             1996
   Actuarial present value
    of benefit obligations:
    Vested benefit obligation             $   421,422       $   367,268
                                          ===========       ===========
   Accumulated benefit
    obligation                            $   488,967       $   422,296
                                          ===========       ===========

   Projected benefit obligation           $   495,215       $   441,766
   Plan assets at fair value                  580,865           503,933
                                          -----------       -----------
   Plan assets in excess of
    projected benefit obligation               85,650            62,167
   Unrecognized net transition
    asset at January 1, 1986                   (3,315)           (4,253)
   Unrecognized net loss (gain)               (47,378)          (35,079)
   Prior service cost not yet
    recognized in periodic
    pension cost                                2,511            23,793
                                         ------------       -----------
   Prepaid pension asset                  $    37,468       $    46,628
                                         ============       ===========

   Major assumptions at year-end:
                                                     1997       1996    1995

   Discount rate                                     7.25%      8.00%   7.50%
   Rate of increase in compensation level            4.00%      4.00%   4.00%
   Expected long-term rate of return on assets      10.25%     10.25%  10.25%


   Net periodic pension cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

   The corporation has a defined contribution profit sharing and retirement plan covering salaried nonunion employees which provides for annual corporate contributions of 35 percent to 140 percent of qualifying contributions made by participating employees. The amount of the corporation's contribution in excess of 35 percent is dependent upon the corporation's profitability. The corporation's contribution including for discontinued operations through date of sale was $3.5, $5.3, and $5.2 million for 1997, 1996, and 1995, respectively.

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

   Pursuant to the agreement to sell the automotive products operations, effective with the closing date, the buyer assumed all obligations for all postretirement benefits other than pensions.

   Net periodic postretirement benefit cost of continuing operations included the following components:

   Years ended December 31 (dollars in thousands)

                                        1997     1996      1995
   Service cost--benefits attributed
    to employee service during the
    year                              $   222  $    298 $    251
   Interest cost on accumulated
    postretirement benefit
    obligation                           1,155    1,318    1,335
   Amortization of unrecognized
    net gain                              (367)    (117)    (103)
                                     ---------  -------  -------
   Net periodic postretirement
   benefit cost                        $ 1,010  $ 1,499  $ 1,483
                                     =========  =======  =======

   The following table sets forth the plans' status as reflected in the consolidated balance sheet:

   December 31 (dollars in thousands)
                                                        1997           1996
   Accumulated postretirement benefit
    obligation:
   Retirees                                       $    7,273       $   8,487
   Fully eligible active plan
    participants                                       2,834             331
   Other active plan participants                      5,101           6,181
                                                  ----------       ---------
                                                      15,208          14,999
   Unrecognized net gain                               3,179           3,710
                                                  ----------       ---------
   Accrued postretirement benefit cost
                                                   $  18,387       $  18,709
                                                  ==========       =========

   Accrued postretirement benefit cost is included in the consolidated balance sheet in the accounts shown below:

   December 31 (dollars in thousands)
                                                        1997           1996
   Accrued liabilities
                                                   $   1,631       $   1,709
   Other liabilities
                                                      16,756          17,000
                                                    --------       ---------
   Accrued postretirement benefit cost
                                                    $ 18,387        $ 18,709
                                                    ========       =========

   The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation (APBO) is 6 percent. The weighted average discount rate used in determining the APBO was 7.25 and 8.00 percent at December 31, 1997 and 1996, respectively. If the health care cost trend rate was increased by 1 percent, the APBO at December 31, 1997 would increase by $.6 million and net periodic postretirement benefit cost for 1997 would increase by $.1 million.

   11.  Income Taxes

   The components of the provision for income taxes of continuing operations consisted of the following:

   Years ended December 31 (dollars in thousands)

                                     1997          1996        1995

   Current:
      Federal                     $  26,475     $  13,002 $      627
      State                             607         3,143      1,069
      Foreign                           894           708      1,689
   Deferred                          (4,917)          627     11,020
   Business tax credits              (1,700)         (400)      (980)
                                  ---------    ----------  ---------
   Provision for income taxes     $  21,359      $ 17,080   $ 13,425
                                  =========    ==========  =========

   The tax provision differs from the statutory U.S. federal rate due to the following items:

   Years ended December 31 (dollars in thousands)

                                      1997         1996        1995

   Provision at federal statutory
    rate                          $ 21,580      $  16,178  $  13,097
   Foreign income taxes                (158)            5        227
   State income and franchise
    taxes                             1,450         1,581      1,142
   Business and foreign tax
    credits                          (1,700)         (400)    (1,445)
   Non-deductible items                 568           594        552
   Foreign sales corporation
    benefit                            (381)         (959)      (278)
   Other                                 --            81        130
                                -----------    ----------  ---------
   Provision for income taxes    $   21,359     $  17,080  $  13,425
                                ===========    ==========  =========

   The domestic and foreign components of income from continuing operations before income taxes were as follows:

   Years ended December 31 (dollars in thousands)

                                       1997         1996       1995

   Domestic                       $  58,740     $  43,527  $  33,457
   Foreign                            2,916         2,696      3,963

                                  $  61,656     $  46,223  $  37,420
                                ===========   =========== ==========

   Total taxes paid by the corporation including for discontinued operations amounted to $133.6, $29.9, and $25.2 million in 1997, 1996, and 1995, respectively.

   No provision for U.S. income taxes has been made on the undistributed earnings of foreign subsidiaries as such earnings are considered to be permanently invested. At December 31, 1997, the undistributed earnings amounted to $15.7 million. It is not practical to determine the income tax liability that would result had such earnings been repatriated.

   The approximate tax effects of temporary differences between income tax and financial reporting of continuing operations are as follows:

   December 31 (dollars in thousands)
                                         1997                     1996
                                  Assets    Liabilities    Asset    Liabilities

   Finance leases                 $    --     $  2,025      $   --  $   4,354
   Group health insurance and
     postretirement obligations     8,479           --       9,263         --
   Employee benefits                4,286       13,655       4,894     16,939
   Product liability and warranty   9,021           --       8,129         --
   Tax over book depreciation          --       17,338          --     15,109
   All other                           --        5,361          --      4,739
                                ---------    ---------   ---------   --------
                                $  21,786    $  38,379   $  22,286  $  41,141
                                =========    =========   =========   ========
   Net liability                             $  16,593              $  18,855
                                             =========              =========

   These deferred tax assets and liabilities are classified in the balance sheet as current or long-term based on the balance sheet classification of the related assets and liabilities. The balances are as follows:

   December 31 (dollars in thousands)            1997       1996

   Current deferred income tax assets       $   11,849  $   12,416
   Long-term deferred income tax
    liabilities                                (28,442)    (31,271)
                                            ----------   ---------
   Net liability                            $   16,593  $   18,855
                                            ==========  ==========

   12.   Litigation and Insurance Matters

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

   A lawsuit for damages and declaratory judgments in the Circuit Court of Milwaukee County, State of Wisconsin, in which the corporation and Harvestore are plaintiffs is pending against three insurance companies for failure to pay in accordance with liability insurance policies issued to the corporation. The insurers have failed to pay, in full or in part, certain judgments, settlements and defense costs incurred in connection with closed lawsuits alleging damages for economic losses claimed to have arisen out of alleged defects in Harvestore animal feed storage equipment. The court granted the corporation partial summary judgment against two of the insurers which have appealed that ruling to the Wisconsin Court of Appeals. In the interim, discovery is continuing. While the corporation has, in part, assumed applicability of this coverage, an adverse judgment should not be material to its financial condition.

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

   One such site is a former mining site in Colorado. The corporation held the majority of stock of a Colorado mining operation for a period of time beginning in 1936 and ending in 1942. Because of that stock ownership, the corporation was notified by the EPA in March, 1993 that it is a PRP at the site. Estimates of clean up costs at this site have been as high as $150,000,000. The corporation believes that a large majority of those costs relate to contamination caused by a corporation that worked the mine in the 1980s and continues to maintain that it has valid defenses to any liability at this site. While it is impossible at this time to reasonably estimate the corporation's liability at this site, if any, it is anticipated that the corporation's liability at the site will not be material because the EPA continues to treat the corporation as a potential de minimis party.

   The corporation is currently involved as a PRP in judicial and administrative proceedings initiated on behalf of the EPA seeking to clean up the environment and to recover costs it has or will incur as a result of the clean up at a total of fourteen Superfund sites. Certain state environmental agencies have also asserted claims to recover their clean up costs in some of these actions. Further, a claim has been asserted by the owner of a landfill which has been designated as a Superfund site to recover part of the owner's costs to remediate the site from the corporation and several other parties that are alleged to have contributed materials to the site.

   The corporation has compiled available information concerning costs associated with remediation at these sites. It is impossible at this time to estimate the total cost of remediation for all of the sites, or the corporation's ultimate share of those costs, for a variety of reasons. Many of the reasons are related to the fact that the sites are in various stages of the remediation process. Of the costs the corporation has been able to identify, the corporation estimates the share for which it is or may be responsible is approximately $7.9 million. The corporation and its insurance companies have paid $7.2 million of that amount and the balance is adequately covered through insurance and reserves established by the corporation. To the best of the corporation's knowledge, the insurers have the financial ability to pay any such covered claims and there are viable PRPs at each of the sites which have the financial ability to pay their respective shares of liability at the sites.

   With respect to non-environmental claims, the corporation has self-insured a portion of its product liability loss exposure and other business risks for many years. The corporation has established reserves which it believes are adequate to cover incurred claims. For the year ended December 31, 1997, the corporation had $60 million of third-party product liability insurance for individual losses in excess of $1.5 million and for aggregate losses in excess of $10 million.

   The corporation reevaluates its exposure on claims periodically and makes adjustments to its reserves as appropriate.

   13.  Operations by Segment


   Years ended December 31 (dollars in millions)
                                                       Net Sales Earnings                               Earnings
                                            1997     1996    1995    1994    1993    1997     1996     1995     1994    1993

   Electric Motor Technologies
   Fractional horsepower
    and hermetic electric
    motors                                  $390.7   $337.1  $317.3  $281.2 $242.6   $45.4    $42.7   $31.9    $23.4   $11.6

   Water Systems Technologies
   Water heaters and water
     heating systems and protective
     industrial coatings                     287.5    291.3   276.0   271.5  248.1    33.4     32.8    32.2     30.1    26.5

   Storage & Fluid Handling
      Technologies
   Fiberglass reinforced piping
     systems, liquid & dry
     bulk storage systems                    154.7    152.8   103.4    95.3   92.2 ___10.9     11.1    11.0     12.6     8.4
                                           -------  -------   -----  ------  -----  ------   ------ -------   ------   -----
                                            $832.9   $781.2  $696.7  $648.0 $582.9    89.7     86.6    75.1     66.1    46.5
                                           =======  =======  ======  ====== ======  ======   ====== =======   ======  ======

   Financial services                                                                 (4.1)    (2.8)   (3.6)    (6.3)     .1
   General corporate and research
    and development expense                                                          (24.9)   (29.5)  (26.5)   (25.1)  (22.7)
   Interest income (expense) - net                                                     1.0     (8.1)   (7.6)    (8.0)   (9.6)
                                                                                    ------   ------  ------   ------  ------
   Earnings From Continuing Operations,
     Before Income Taxes and Equity in Loss
     of Joint Ventures                                                               $61.7    $46.2   $37.4    $26.7   $14.3
                                                                                    ======    =====  ======   ======  ======

    (dollars in millions)


                                               1997    1996    1995   1997    1996     1995    1997     1996   1995

   Electric Motor Technologies               $242.2  $165.5  $162.5  $12.9   $11.9    $12.3   $27.9    $19.8   $12.9
   Water Systems Technologies                 138.6   141.1   131.6    6.4     6.1      6.0     9.0     13.0     9.8
   Storage & Fluid Handling
     Technologies                              90.1    85.3    88.4    4.1     4.1      3.0     7.5      4.2     3.4
   Investments in
     joint ventures                            25.6    14.6     3.5     --      --       --      --       --      --
   Corporate assets                           220.0   107.0   110.6     .5      .5       .4      .5       .8      .7
   Discontinued operations                       --   357.7   251.9   13.2    40.8     34.0    39.1    132.4    58.8
                                            -------  ------  ------  -----   -----   ------ -------   ------  ------
   Total                                     $716.5  $871.2  $748.5  $37.1   $63.4    $55.7   $84.0   $170.2   $85.6
                                            =======  ======  ======  =====   =====   ====== =======   ======  ======

   Electric Motor Technologies sales included sales to York International of $93.5, $91.5, and $72.5 million in 1997,
   1996, and 1995, respectively.


   14.  Quarterly Results of Operations (Unaudited)


   (dollars in millions, except per share amounts)
                                                       1st Quarter    2nd Quarter      3rd Quarter      4th Quarter
                                                      1997    1996   1997    1996      1997   1996      1997   1996

   Net sales - continuing                             196.2   194.8  224.9   206.5    206.0   188.1    205.8   191.8
   Gross profit - continuing                           42.8    40.4   48.6    44.7     38.9    40.6     40.4    41.3
   Earnings
      Continuing                                        7.1     5.7   11.7     7.3      9.0     6.2      9.8     6.0
      Discontinued                                     12.8    11.6   96.1    11.4      1.0     6.4      6.4    10.8
      Net earnings                                     19.9    17.3  107.7    18.7     10.0    12.6     16.2    16.8
   Basic earnings per share
      Continuing                                        .35     .28    .62     .35      .51     .29      .58     .29
      Discontinued                                      .63     .55   5.09     .55      .06     .31      .38     .51
      Net earnings                                      .98     .83   5.71     .90      .57     .60      .96     .80
   Diluted earnings per share
      Continuing                                        .34     .27    .61     .34      .50     .29      .56     .28
      Discontinued                                      .62     .55   4.99     .54      .05     .30      .37     .51
      Net earnings                                      .96     .82   5.60     .88      .55     .59      .93     .79
   Common dividends declared                            .17     .15    .17     .17      .17     .17      .17     .17


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

   ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                    PART III

   ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information included under the heading "Election of Directors" in the corporation's definitive Proxy Statement dated March 2, 1998 for the Annual Meeting of Stockholders to be held April 8, 1998 is incorporated herein by reference. The information required regarding Executive Officers of the corporation is included in Part I of this Form 10-K under the caption "Executive Officers of the Corporation."

   The information included under the heading "Compliance with Section 16(a) of the Securities Exchange Act" in the corporation's definitive Proxy Statement dated March 2, 1998 for the Annual Meeting of Stockholders to be held on April 8, 1998 is incorporated herein by reference.

   ITEM 11 - EXECUTIVE COMPENSATION

   The information included under the heading "Executive Compensation" in the corporation's definitive Proxy Statement dated March 2, 1998 for the April 8, 1998 Annual Meeting of Stockholders is incorporated herein by reference, except for the information required by paragraphs (i), (k) and
   (l) of Item 402(a)(8) of Regulation S-K.


   ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information included under the headings "Principal Stockholders" and "Security Ownership of Directors and Management" in the corporation's Proxy Statement dated March 2, 1998 for the April 8, 1998 Annual Meeting of Stockholders is incorporated herein by reference.


   ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information included under the headings and "Compensation Committee Interlocks and Insider Participation" in the corporation's Proxy Statement dated March 2, 1998 for the April 8, 1998 Annual Meeting of Stockholders is incorporated herein by reference.


                                     PART IV

   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  Financial Statements and Financial Statement Schedules

                                                                Form 10-K
                                                               Page Number
           The following consolidated financial
           statements of A. O. Smith Corporation
           are included in Item 8:

            Consolidated Balance Sheet at
            December 31, 1997 and 1996 . . . . . . . . . . . . . . . 18
            For each of the three years in the period ended
            December 31, 1997:

              - Consolidated Statement of Earnings
                  and Retained Earnings  . . . . . . . . . . . . .   19
              - Consolidated Statement of Cash Flows   . . . . . .   20
            Notes to Consolidated Financial Statements   . . . . .21-39

            The following consolidated financial
            statement schedule of A. O. Smith
            Corporation is included in Item 14(d):

            Schedule II - Valuation and Qualifying
            Accounts . . . . . . . . . . . . . . . . . . . . . . .   42

   All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

      (b)  Reports on Form 8-K

   No reports on Form 8-K were filed during the last quarter of 1997.

      (c) Exhibits - see the Index to Exhibits on pages 47 - 48 of this report.

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


                                                       A. O. SMITH CORPORATION

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                (000 Omitted)

                                    Years ended December 31, 1997, 1996, and 1995


                                                            Additions
                                Balance at          Charged to       Charged                      Balance at
                                 Beginning          Costs and        to Other                       the End
   Description                    of Year            Expenses 1      Accounts      Deductions 2       Year
   1997:
   Valuation allowance
   for trade and notes
   receivable                       $ 3,473            $  2,065     $      --         $ 2,698        $ 2,840

   1996:
   Valuation allowance
   for trade and notes
   receivable                         4,796                 615            --           1,938          3,473


   1995:
   Valuation allowance
   for trade and notes
   receivables                       12,475               4,306          --            11,985          4,796


   1  Provision (credit) based upon estimated collection.
   2  Uncollectible amounts charged against the reserve.


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

                                         A. O. SMITH CORPORATION

                                  By:    /s/ Robert J. O'Toole
                                         Robert J. O'Toole
                                         Chief Executive Officer

                                 Date: March 23, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 23, 1998 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Name and Title                                            Signature


   ROBERT J. O'TOOLE                                     /s/ Robert J. O'Toole
   Chairman of the Board of                              Robert J. O'Toole
     Directors, President, and
     Chief Executive Officer


   GLEN R. BOMBERGER                                     /s Glen R. Bomberger
   Executive Vice President,                             Glen R. Bomberger
     Chief Financial Officer, and
     Director


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

   AGNAR PYTTE, Director                                 /s/ Agnar Pytte
                                                         Agnar Pytte

   DONALD J. SCHUENKE, Director                          /s/ Donald J. Schuenke
                                                         Donald J. Schuenke

   ARTHUR O. SMITH, Director                             /s/ Arthur O. Smith
                                                         Arthur O. Smith

   BRUCE M. SMITH, Director                              /s/ Bruce M. Smith
                                                         Bruce M. Smith

                                INDEX TO EXHIBITS

   Exhibit
   Number    Description

   (3)(i) Restated Certificate of Incorporation of the corporation as amended April 5, 1995 incorporated by reference to the quarterly report on Form 10-Q for the quarter ended March 31, 1995 and as further amended on February 5, 1996 and incorporated by reference to the annual report on Form 10-K for the year ended December 31, 1995

   (3)(ii) By-laws of the corporation as amended October 7, 1997 incorporated by reference to the quarterly report on Form 10-Q for the quarter ended September 30, 1997

   (4) (a) The corporation's outstanding long-term debt is described in Note 7 to the Consolidated Financial Statements. None of the long-term debt is registered under the Securities Act of 1933. None of the debt instruments outstanding at the date of this report exceeds 10% of the corporation's total consolidated assets, except for the item disclosed as exhibit 4(b) below. The corporation agrees to furnish to the Securities & Exchange Commission, upon request, copies of any instruments defining rights of holders of long-term debt described in Note 7.

             (b) Fourth Amendment dated June 19, 1996 to the Amended and Restated Credit Agreement dated as of February 26, 1993 incorporated by reference to the quarterly report on Form 10-Q for the quarter ended June 30, 1996.

             (c)  A. O. Smith Corporation Restated Certificate of
             Incorporation as amended April 5, 1995 [incorporated by reference to Exhibit (3)(i) above]

   (10) Material Contracts (a) 1990 Long-Term Executive Incentive Compensation Plan,as amended, incorporated by reference to the Form S-8 Registration Statement filed by the corporation on December 13, 1994, (Reg. No. 33-56827)

             (b) 1980 Long-Term Executive Incentive Compensation Plan incorporated by reference to the corporation's Proxy Statement dated March 1, 1988 for an April 6, 1988 Annual Meeting of Shareholders

             (c) Executive Incentive Compensation Plan, as amended, incorporated by reference to Exhibit A to the Proxy Statement dated April 21, 1997 for a May 21, 1997 Annual Meeting of Stockholders

             (d) Supplemental Benefit Plan, as amended, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992

             (e) Executive Life Insurance Plan, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992

             (f) Corporate Directors' Deferred Compensation Plan, as amended, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992

             (g) Non-employee Directors' Retirement Plan incorporated by reference to the quarterly report on Form 10-Q for the quarter ended June 30, 1991

   (21)      Subsidiaries [Page 43]

   (23)      Consent of Independent Auditors [Page 44]

   *(27)     Financial Data Schedules


   *Filed Herewith