Form 10-Q
period 1998-03-31
SMITH A O CORP
filed 1998-05-14
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1998

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________ to __________

   Commission File Number 1-475

                             A.O. SMITH CORPORATION

               Delaware                           39-0619790
        (State of Incorporation)           (IRS Employer ID Number)

                 P.O. Box 23972, Milwaukee, Wisconsin 53223-0972
                            Telephone: (414) 359-4000


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
   filing requirements for the past 90 days.   Yes  X    No _


        Class A Common Stock Outstanding as of April 30, 1998:  5,815,774

            Common Stock Outstanding as of April 30, 1998:  9,912,076

                              Exhibit Index Page 12

                                      Index

                             A.O. Smith Corporation

   Part I. Financial Information

   Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Statement of Earnings,
        Comprehensive Earnings and Retained Earnings
        - Three months ended March 31, 1998 and 1997                     3

        Condensed Consolidated Balance Sheet
        - March 31, 1998 and December 31, 1997                           4

        Condensed Consolidated Statements of Cash Flows
        - Three months ended March 31, 1998 and 1997                     5

        Notes to Condensed Consolidated Financial Statements
        - March 31, 1998                                                 6

   Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                 7-9


   Part II. Other Information

   Item 1. Legal Proceedings                                            10

   Item 4. Submission of Matters to a Vote of Security Holders          10

   Item 6. Exhibits and Reports on Form 8-K                             10

   Signatures                                                           11

   Index to Exhibits                                                    12

   PART I - FINANCIAL INFORMATION
   ITEM 1 - FINANCIAL STATEMENTS

                             A.O. SMITH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS,
                  COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
                   Three months ended March 31, 1998 and 1997
                     (000 omitted except for per share data)
                                   (unaudited)

                                                    Three Months Ended
                                                         March 31
   EARNINGS                                            1998        1997
   Electric Motor Technologies                     $111,839    $ 93,927
   Water Systems Technologies                        74,554      70,972
   Storage & Fluid Handling Technologies             36,562      31,349
                                                   --------    --------
   NET SALES                                        222,955     196,248
   Cost of products sold                            177,186     153,450
                                                   --------    --------
   Gross profit                                      45,769      42,798
   Selling, general and administrative expenses      27,900      27,393
   Interest expense                                   1,624       2,244
   Interest income                                   (1,712)        (58)
   Other expense - net                                  722         990
                                                   --------    --------
                                                     17,235      12,229
   Provision for income taxes                         6,038       4,391
                                                   --------    --------
   Earnings before equity in loss of
    joint ventures                                   11,197       7,838
   Equity in loss of joint ventures                  (1,019)       (717)
                                                   --------    --------
   EARNINGS FROM CONTINUING OPERATIONS               10,178       7,121
   EARNINGS FROM DISCONTINUED OPERATIONS
     (less related income tax provision of $6,324)        -      12,790
                                                   --------    --------
   NET EARNINGS                                      10,178      19,911
   Other comprehensive earnings, net of
    income tax (note 5):
      Foreign currency translation (less related
       income tax benefit 1998 - $123 and
       1997 - $204)                                    (189)       (312)
                                                   --------    --------
   COMPREHENSIVE EARNINGS                          $  9,989    $ 19,599
                                                   ========    ========

   RETAINED EARNINGS
   Balance at beginning of period                   466,514     325,361
   Net earnings                                      10,178      19,911
   Cash dividends on common shares                   (2,751)     (3,560)
                                                   --------    --------
   BALANCE AT END OF PERIOD                        $473,941    $341,712
                                                   ========    ========
   BASIC EARNINGS PER COMMON SHARE
      Continuing Operations                          $  .63      $  .35
      Discontinued Operations                           -           .63
                                                   --------    --------
   NET EARNINGS                                      $  .63      $  .98
                                                   ========    ========
   DILUTED EARNINGS PER COMMON SHARE
      Continuing Operations                          $  .62      $  .34
      Discontinued Operations                           -           .62
                                                   --------    --------
   NET EARNINGS                                      $  .62      $  .96
                                                   ========    ========
   DIVIDENDS PER COMMON SHARE                        $  .17      $  .17


   See accompanying notes to unaudited condensed consolidated financial statements.

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS

                             A.O. SMITH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      March 31, 1998 and December 31, 1997
                                  (000 omitted)

                                             (unaudited)
                                               March 31,   December 31,
                                                   1998           1997
   ASSETS
   CURRENT ASSETS
   Cash and cash equivalents (note 2)          $110,287       $145,896
   Receivables                                  144,163        126,232
   Inventories (note 3)                          79,132         79,049
   Deferred income taxes                         10,937         11,849
   Other current assets                           4,511          2,702
                                               --------       --------
   TOTAL CURRENT ASSETS                         349,030        365,728

   Property, plant and equipment                454,745        450,147
   Less accumulated depreciation                246,478        242,391
                                               --------       --------
   Net property, plant and equipment            208,267        207,756
   Investments in and advances
    to joint ventures                            27,237         25,605
   Other assets                                  67,559         65,644
   Goodwill                                      51,354         51,783
                                               --------       --------
   TOTAL ASSETS                                $703,447       $716,516
                                               ========       ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
   Trade payables                              $ 63,718       $ 61,299
   Accrued payroll and benefits                  22,683         26,397
   Product warranty                               8,188          7,972
   Accrued income taxes                           8,044          6,607
   Long-term debt due within one year             5,598          5,590
   Other current liabilities                     21,850         20,017
                                               --------       --------
   TOTAL CURRENT LIABILITIES                    130,081        127,882

   Long-term debt (note 4)                      101,605        100,972
   Other liabilities                             56,285         59,515
   Deferred income taxes                         28,650         28,442

   STOCKHOLDERS' EQUITY:
   Class A common stock, $5 par value:
    authorized 14,000,000 shares;
    issued 5,838,334                             29,192         29,192
   Common stock, $1 par value:
    authorized 60,000,000 shares;
    issued 15,861,316                            15,861         15,861
   Capital in excess of par value                72,729         72,542
   Retained earnings (note 4)                   473,941        466,514
   Cumulative foreign currency translation
    adjustments (note 5)                         (1,891)        (1,579)
   Treasury stock at cost                      (203,006)      (182,825)
                                               --------       --------
   TOTAL STOCKHOLDERS' EQUITY                   386,826        399,705
   TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                      $703,447       $716,516
                                               ========       ========

   See accompanying notes to unaudited condensed consolidated financial statements

   PART I--FINANCIAL INFORMATION
   ITEM 1--FINANCIAL STATEMENTS

                             A.O. SMITH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   Three months ended March 31, 1998 and 1997
                                  (000 omitted)
                                   (unaudited)

                                                     Three Months Ended
                                                          March 31
                                                        1998       1997
   CASH FLOW FROM OPERATING ACTIVITIES

   CONTINUING
   Net earnings                                     $ 10,178   $  7,121
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                    6,919      6,126
      Deferred income taxes                            1,120     (1,235)
      Equity in loss of joint ventures                 1,019        717
      Net change in current assets
       and liabilities                               (15,631)   (22,927)

      Net change in noncurrent assets
       and liabilities                                (6,423)     4,341
      Other                                              266        130
                                                    --------   --------
   CASH USED BY OPERATING ACTIVITIES                  (2,552)    (5,727)
                                                    --------   --------
   INVESTING ACTIVITIES
   Capital expenditures                               (6,942)   (11,052)
   Capitalized purchased software costs                 (308)      (240)
   Investment in joint ventures                       (2,652)    (3,451)
   Acquisition of business (net of cash acquired)          -    (60,443)
                                                    --------   --------
   CASH USED BY INVESTING ACTIVITIES                  (9,902)   (75,186)
                                                    --------   --------
   CASH USED BY CONTINUING OPERATIONS
      BEFORE FINANCING ACTIVITIES                    (12,454)   (80,913)

   DISCONTINUED
   Cash used by discontinued operations
      before financing activities                       (814)  (112,285)

   FINANCING ACTIVITIES
   Long-term debt incurred                               641    241,940
   Long-term debt retired                                  -     (4,675)
   Purchase of common stock held in treasury         (20,231)   (46,828)
   Proceeds from common stock options exercised            -      2,432
   Tax benefit from exercise of stock options              -        287
   Dividends paid                                     (2,751)    (3,560)
                                                    --------   --------
   CASH PROVIDED/(USED) BY FINANCING ACTIVITIES      (22,341)   189,596
                                                    --------   --------
   Net decrease in cash and cash equivalents         (35,609)    (3,602)
   Cash and cash equivalents-beginning of period     145,896      6,405
                                                    --------   --------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD       $110,287   $  2,803
                                                    ========   ========

   See accompanying notes to unaudited condensed consolidated financial statements.

                             A.O. SMITH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (unaudited)

   1.   Basis of Presentation
        The financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments consisting of normal accruals considered necessary for fair presentation of the results of operations and of financial position have been made. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 1997 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the 1998 presentation.

   2.   Statement of Cash Flows
        For purposes of the Consolidated Statement of Cash Flows, cash and cash equivalents include short-term investments held primarily for cash management purposes. These investments normally mature within three months from the date of acquisition.

   3.   Inventories
        (000 omitted)                  March 31, 1998    December 31, 1997
        Finished products                 $ 43,993           $ 45,091
        Work in process                     18,685             19,656
        Raw materials                       45,093             42,870
        Supplies                             1,615              1,634
                                          --------           --------
                                           109,386            109,251
        Allowance to state inventories
         at LIFO cost                       30,254             30,202
                                          --------           --------
                                          $ 79,132           $ 79,049
                                          ========           ========

 4.   Long-Term Debt
        The company's long-term credit agreements contain certain conditions and provisions which restrict the company's payment of dividends. Under the most restrictive of these provisions, retained earnings of $68.7 million were unrestricted as of March 31, 1998 for cash dividends and treasury stock purchases.

   5.   Comprehensive Earnings
        The company has adopted Statement of Financial Accounting Standards
        (SFAS) No. 130, "Reporting Comprehensive Income", which establishes the standards for reporting and displaying comprehensive earnings and its components as part of a full set of financial statements. The company's other comprehensive income consists solely of foreign currency translation adjustments, which is disclosed separately in the Condensed Consolidated Statement of Earnings, Comprehensive Earnings, and Retained Earnings, as well as the Stockholders' Equity section of the Condensed Consolidated Balance Sheet.


   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS
   FIRST THREE MONTHS OF 1998 COMPARED TO 1997

   Sales were $223.0 million in the first quarter of 1998, an increase of approximately 14% over sales in the first quarter of 1997. Excluding the sales of UPPCO, the manufacturer of subfractional motors acquired on March 31, 1997, revenues increased $10.0 million or 5% compared with 1997 as a result of a 5% increase in sales at Water Systems and a 17% increase at Storage & Fluid Handling.

   First quarter earnings of $10.2 million were $3.1 million or 43% higher than 1997 earnings due to improvements at Storage & Fluid Handling and Water Systems, as well as higher interest income. On a per share basis, first quarter diluted earnings increased from $.34 to $.62 per share, reflecting the improvement in net earnings and the benefit of the company's continuing share repurchase program.

   The company's gross profit margin for the first quarter was 20.5%, compared with a margin of 21.8% in 1997. Lower margins were primarily due to lower relative margins at UPPCO and lower pricing in the Electric Motor Technologies segment.

   Sales in the first quarter for Electric Motor Technologies were $111.8 million, or $17.9 million higher than the same period last year.
   Excluding UPPCO, sales for the segment were flat compared to the first quarter of 1997, as increased sales in the pump and international business units offset a decline in the HVAC and after-market motor businesses.

   First quarter operating profits for Electric Motor Technologies were essentially flat compared to the first quarter of 1997. Earnings on UPPCO product were offset by lower prices and unfavorable product mix.

   Water Systems Technologies sales were $74.6 million in the first quarter of 1998, or $3.6 million higher than 1997 sales of $71.0 million. Overall, unit volumes for both residential and commercial water heaters increased 8% during the quarter. Sales increased 5%, reflecting the continued difficult pricing environment in the residential water heater marketplace. First quarter profits for Water Systems Technologies were modestly higher compared with 1997.

   First quarter sales for Storage & Fluid Handling Technologies were $36.6 million or 17% higher than the same period in 1997. Both units in this segment experienced solid increases in sales, with improvements in dry and liquid storage tank sales, as well as stronger sales of fiberglass pipe for petroleum production and service station applications. First quarter profits were significantly higher than the same period last year as a result of higher volumes and lower segment selling, general and administrative (SG&A) expenses.

   Overall, SG&A expenses for the first quarter of 1998 were slightly higher than the same period of 1997. As a percent of sales, SG&A expenses decreased from 14.0% in 1997 to 12.5% in 1998 as a result of lower administrative expense at both corporate and operating unit levels.

   The company recognized net interest income of $0.1 million in the first quarter of 1998, compared with net interest expense of $2.2 million in 1997. Investment of the proceeds from the sale of the company's automotive products division in April 1997 generated $1.7 million of interest income during the quarter.

   The first quarter effective tax rate was 35.0% in 1998, compared with a rate of 35.9% in 1997. The 1998 rate benefited from the impact of the company's foreign sales corporation as well as research and development tax credits.

   After-tax equity in losses of the company's Chinese joint ventures was $1.0 million in the first quarter of 1998, or $0.3 million higher than the same period in 1997, and is attributable to additional start up costs associated with the new water heating plant in Nanjing. The company expects current year losses in this operating unit to be comparable to the prior year.

   During 1997, the Financial Accounting Standards Board issued several Statements of Financial Accounting Standards ("SFAS") that are effective for the company in 1998. SFAS No. 130, "Reporting Comprehensive Income" is effective for the company as of January 1, 1998 and has been incorporated into the company's financial statements. SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" is effective for the company for 1998. Neither of the statements will have any impact on A.O. Smith Corporation's results of operations, financial position or cash flows.

   During the first three months of 1998, the company was a party to futures contracts for the purposes of hedging a portion of certain raw material purchases. The company was also a party to forward foreign exchange contracts to hedge foreign currency transactions consistent with its committed exposures. Had these contracts not been in place, the net earnings of the company would not have been materially affected.

   Liquidity & Capital Resources

   The company's working capital was $218.9 million at March 31, 1998 compared with $237.8 million at December 31, 1997, a decline of $18.9 million. The reduction was primarily attributable to cash and cash equivalents which were $35.6 million lower at March 31, 1998 than at year end 1997. The decline in cash was primarily the result of stock repurchases in the amount of $20.2 million and a $17.9 million sales-related increase in accounts receivable. Cash flow from operations was $68.5 million higher than the same period last year primarily due to the $60 million acquisition of UPPCO in the first quarter of 1997 and lower capital expenditures during the first three months of this year compared with last year.

   Capital expenditures during the first quarter totaled $6.9 million compared with $11.1 million during the same period last year. The company expects lower capital spending in 1998 compared with 1997, and expects such capital expenditures to be covered by 1998 operating cash flow.

   The company repurchased 478,300 shares of its common stock during the first quarter of 1998 under the company's ongoing stock repurchase program. Since the program's inception in January of 1997, approximately
   5.3 million shares have been repurchased. As of the end of the first quarter, $37.2 million remained of the $50 million authorization granted in December of 1997.

   At its April 9, 1998 meeting, A. O. Smith's Board of Directors declared a regular quarterly dividend at $.17 per share on its common stock (Classes A and Common). The dividend is payable on May 15, 1998 to shareholders of record April 30, 1998.

   Forward Looking Statements

   Certain statements in this report are forward-looking statements.
   Although the company believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business, there can be no assurance that its financial goals will be realized. Although a significant portion of the company's sales are derived from the replacement of previously installed product and such sales are therefore less volatile, numerous factors may affect actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the company. Among such numerous factors the company includes the continued growth of the worldwide heating, ventilating and air conditioning market, the stability of the pricing environment for residential water heaters and the successful implementation of the company's joint venture strategies in China.


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

   There have been no material changes in the environmental matters previously reported in Part 1, Item 3 and Note 12 of the Notes to Consolidated Financial Statements in the company's annual report on Form 10-K Report for the year ended December 31, 1997, which is incorporated herein by reference.


   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        (27.1) Financial Data Schedule
        (27.2) Restated Financial Data Schedule

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the company in the first quarter of 1998.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   A. O. SMITH CORPORATION


   May 11, 1998                    /s/John J. Kita
                                      John J. Kita
                                      Vice President,
                                      Treasurer and Controller


   May 11, 1998                   /s/G. R. Bomberger
                                     G. R. Bomberger
                                     Executive Vice President
                                     and Chief Financial Officer

                           INDEX TO EXHIBITS

   Exhibit
   Number         Description

   (27.1)      Financial Data Schedule
   (27.2)      Restated Financial Data Schedule