Form 10-Q
period 1998-06-30
SMITH A O CORP
filed 1998-08-14
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1998

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ________________ to ________________

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


        Class A Common Stock Outstanding as of July 31, 1998:  8,722,161

            Common Stock Outstanding as of July 31, 1998:  14,876,148

                              Exhibit Index Page 15

                                      Index


                             A. O. Smith Corporation



   Part I. Financial Information

   Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Statements of Earnings, Comprehensive Earnings and Retained Earnings
     - Three and Six months ended June 30, 1998 and 1997                    3

     Condensed Consolidated Balance Sheet
     - June 30, 1998 and December 31, 1997                                  4

     Condensed Consolidated Statement of Cash Flows
     - Six months ended June 30, 1998 and 1997                              5

     Notes to Condensed Consolidated Financial Statements
     - June 30, 1998                                                      6-7

   Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             8-11



   Part II. Other Information

   Item 1. Legal Proceedings                                               12

   Item 4. Submission of Matters to a Vote of Security Holders          12-13

   Item 6. Exhibits and Reports on Form 8-K                                13

   Signatures                                                              14

   Index to Exhibits                                                       15

   PART I--FINANCIAL INFORMATION
   -----------------------------
   ITEM 1--FINANCIAL STATEMENTS
   ----------------------------

                            A.O. SMITH CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF EARNINGS,
                COMPREHENSIVE EARNINGS AND RETAINED EARNINGS
             Three and Six months ended June 30, 1998 and 1997
                  (000 omitted except for per share data)
                                (unaudited)

                                                                  Three Months Ended           Six Months Ended
                                                                       June 30                       June 30
   EARNINGS                                                     1998           1997           1998           1997
   --------                                                     ----           ----           ----           ----

   Electric Motor Technologies                                $ 113,765      $ 110,771      $ 225,604      $ 204,698
   Water Systems Technologies                                    74,295         71,374        148,849        142,346
   Storage & Fluid Handling Technologies                         38,620         42,793         75,182         74,142
                                                               --------       --------       --------       --------
   NET SALES                                                    226,680        224,938        449,635        421,186
   Cost of products sold                                        178,827        176,296        356,013        329,746
                                                               --------       --------       --------       --------
   Gross profit                                                  47,853         48,642         93,622         91,440
   Selling, general and administrative expenses                  26,381         29,845         54,281         57,238
   Interest expense                                               1,593          2,445          3,217          4,689
   Interest income                                               (1,309)        (3,302)        (3,021)        (3,360)
   Other expense - net                                              692            701          1,414          1,691
                                                               --------       --------       --------       --------
                                                                 20,496         18,953         37,731         31,182
   Provision for income taxes                                     7,193          6,694         13,231         11,085
                                                               --------       --------       --------       --------
   Earnings before equity in loss of joint ventures              13,303         12,259         24,500         20,097
   Equity in loss of joint ventures                                (674)          (581)        (1,693)        (1,298)
                                                               --------       --------       --------       --------
   EARNINGS FROM CONTINUING OPERATIONS                        $  12,629      $  11,678      $  22,807      $  18,799
   EARNINGS FROM DISCONTINUED OPERATIONS
   Earnings (less related income tax provisions
     1997-$826 and $7,150)                                            -          1,461              -         14,251
   Gain on disposition (less related income
     tax provision of $58,056)                                        -         94,616              -         94,616
                                                               --------       --------       --------       --------
   NET EARNINGS                                               $  12,629      $ 107,755      $  22,807      $ 127,666
   Other comprehensive earnings, net of income tax
     Foreign currency translation (less related
     income tax benefit 1998-$5 and $128;
     1997-$457 and $661)                                             (6)          (700)          (195)        (1,012)
                                                               --------       --------       --------       --------
   COMPREHENSIVE EARNINGS                                     $  12,623      $ 107,055      $  22,612      $ 126,654
                                                               ========       ========       ========       ========

   RETAINED EARNINGS
   -----------------
   Balance at beginning of period                               473,941        341,712        466,514        325,361
   Net earnings                                                  12,629        107,755         22,807        127,666
   Cash dividends on common shares                               (2,674)        (3,238)        (5,425)        (6,798)
                                                               --------       --------       --------       --------
   BALANCE AT END OF PERIOD                                   $ 483,896      $ 446,229      $ 483,896      $ 446,229
                                                               ========       ========       ========       ========
   BASIC EARNINGS PER COMMON SHARE (note 5):
   Continuing Operations                                      $     .54      $     .41      $     .96      $     .64
   Discontinued Operations                                            -           3.40              -           3.70
                                                               --------       --------       --------       --------
   NET EARNINGS                                               $     .54      $    3.81      $     .96      $    4.34
                                                               --------       --------       --------       --------
   DILUTED EARNINGS PER COMMON SHARE (note 5):
      Continuing Operations                                   $     .52      $     .40      $     .93      $     .63
      Discontinued Operations                                         -           3.33              -           3.63
                                                               --------       --------       --------       --------
   NET EARNINGS                                               $     .52      $    3.73      $     .93      $    4.26
                                                               --------       --------       --------       --------
   DIVIDENDS PER COMMON SHARE (note 5)                        $     .11      $     .11      $     .23      $     .23


   See accompanying notes to unaudited condensed consolidated financial statements.

                           A.O. SMITH CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEET
                    June 30, 1998 and December 31, 1997
                               (000 omitted)
                                                               (unaudited)
                                                              June 30, 1998            December 31, 1997
   ASSETS                                                     -------------            -----------------
   ------

   CURRENT ASSETS
   Cash and cash equivalents (note 2)                         $   99,672                  $  145,896
   Receivables                                                   146,764                     126,232
   Inventories (note 3)                                           78,159                      79,049
   Deferred income taxes                                           9,707                      11,849
   Other current assets                                            4,190                       2,702
                                                               ---------                   ---------
   TOTAL CURRENT ASSETS                                          338,492                     365,728

   Property, plant and equipment                                 458,255                     450,147
   Less accumulated depreciation                                 250,518                     242,391
                                                               ---------                   ---------
   Net property, plant and equipment                             207,737                     207,756
   Investments in and advances to joint ventures                  29,660                      25,605
   Other assets                                                   69,809                      65,644
   Goodwill                                                       50,925                      51,783
                                                               ---------                   ---------
   TOTAL ASSETS                                               $  696,623                  $  716,516
                                                               =========                   =========
   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
   Trade payables                                             $   57,137                  $   61,299
   Accrued payroll and benefits                                   24,948                      26,397
   Product warranty                                                7,492                       7,972
   Accrued income taxes                                              282                       6,607
   Long-term debt due within one year                              5,566                       5,590
   Other current liabilities                                      22,757                      20,017
                                                               ---------                   ---------
   TOTAL CURRENT LIABILITIES                                     118,182                     127,882

   Long-term debt (note 4)                                       100,190                     100,972
   Other liabilities                                              55,120                      59,515
   Deferred income taxes                                          30,264                      28,442

   STOCKHOLDERS' EQUITY (note 5):
   Class A common stock, $5 par value: authorized
      14,000,000 shares; issued 8,753,901                         43,770                      29,192
   Common stock, $1 par value: authorized 60,000,000
      shares; issued 23,795,574                                   23,796                      15,861
   Capital in excess of par value                                 50,776                      72,542
   Retained earnings (note 4)                                    483,896                     466,514
   Cumulative foreign currency translation adjustments            (1,902)                     (1,579)
   Treasury stock at cost                                       (207,469)                   (182,825)
                                                               ---------                   ---------
   TOTAL STOCKHOLDERS' EQUITY                                    392,867                     399,705
                                                               ---------                   ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  696,623                  $  716,516
                                                               =========                   =========


   See accompanying notes to unaudited condensed consolidated financial statements

                                 A.O. SMITH CORPORATION
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        Six Months Ended June 30, 1998 and 1997
                                    (000 omitted)
                                     (unaudited)

                                                                            Six Months Ended
                                                                                June 30
                                                                     1998                       1997
                                                                     ----                       ----
    OPERATING ACTIVITIES

    CONTINUING
    Net earnings                                                 $   22,807                  $   18,799
    Adjustments to reconcile net earnings
      to net cash provided by
      operating activities:
      Depreciation and amortization                                  13,443                      12,708
      Deferred income taxes                                           3,964                      (1,455)
      Equity in loss of joint ventures                                1,693                       1,298
      Net change in current assets and liabilities                  (28,549)                    (18,318)
      Net change in noncurrent assets and liabilities                (9,441)                        656
      Other - net                                                       537                         491
                                                                  ---------                   ---------
    CASH PROVIDED BY OPERATING ACTIVITIES                             4,454                      14,179
                                                                  ---------                   ---------
    INVESTING ACTIVITIES
    Capital expenditures                                            (12,367)                    (23,801)
    Capitalized purchased software costs                               (547)                       (730)
    Investment in joint ventures                                     (5,748)                     (7,436)
    Acquisition of business (net of cash acquired)                        -                     (59,897)
                                                                  ---------                   ---------
    CASH USED BY INVESTING ACTIVITIES                               (18,662)                    (91,864)
                                                                  ---------                   ---------
    CASH USED BY CONTINUING OPERATIONS
      BEFORE FINANCING ACTIVITIES                                   (14,208)                    (77,685)

    DISCONTINUED
      Cash provided / (used) by discontinued operations
        before financing activities                                  (1,196)                    536,178

    FINANCING ACTIVITIES
    Long-term debt incurred                                             819                           -
    Long-term debt retired                                           (1,625)                   (139,406)
    Purchase of common stock held in treasury                       (24,860)                   (101,579)
    Proceeds from common stock options exercised                        202                       2,880
    Tax benefit from exercise of stock options                           69                         334
    Dividends paid                                                   (5,425)                     (6,798)
                                                                  ---------                   ---------
    CASH USED BY FINANCING ACTIVITIES                               (30,820)                   (244,569)
                                                                  ---------                   ---------

    Net increase / (decrease) in cash and cash equivalents          (46,224)                    213,924
    Cash and cash equivalents-beginning of period (note 2)          145,896                       6,405
                                                                  ---------                   ---------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $   99,672                  $  220,329
                                                                  =========                   =========

 See accompanying notes to unaudited condensed consolidated financial statements.

                             A. O. SMITH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (unaudited)

   1.    Basis of Presentation
         The financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments consisting of normal accruals considered necessary for fair presentation of the results of operations and of financial position have been made. The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 1997 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the 1998 presentation.

   2.   Statement of Cash Flows
        For purposes of the Consolidated Statement of Cash Flows, cash and cash equivalents include short-term investments held primarily for cash management purposes. These investments normally mature within three months from the date of acquisition.

   3.   Inventories
        (000 omitted)                  June 30, 1998         December 31, 1997
        -------------                  -------------         -----------------

        Finished products               $  42,860                $  45,091
        Work in process                    17,923                   19,656
        Raw materials                      46,075                   42,870
        Supplies                            1,611                    1,634
                                         --------                 --------
                                          108,469                  109,251

        Allowance to state inventories
         at LIFO cost                      30,310                   30,202
                                         --------                 --------
                                        $  78,159                $  79,049
                                         ========                 ========

   4.   Long-Term Debt
        The company's long-term credit agreements contain certain conditions and provisions which restrict the company's payment of dividends. Under the most restrictive of these provisions retained earnings of $68.4 million were unrestricted as of June 30, 1998 for cash dividends and treasury stock purchases.

   5.   Stockholders' Equity
        On June 9, 1998 the company's Board of Directors declared a three-for-two stock split of the company's Class A Common Stock and Common Stock to be effected in the form of a stock dividend to shareholders of record on July 31, 1998 and payable on August 17, 1998. All earnings and dividend per share calculations presented in this report include the impact of the stock split. At June 30, 1998, 31,740 and 8,925,960 shares of Class A Common Stock and Common Stock, respectively, were held as Treasury Stock.

   6.  New Accounting Standard
       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. Early adoption of the Statement is permitted. The Statement will require the Company to recognize all derivatives in the balance sheet at fair value. The Company has not yet determined what the effect of Statement No. 133 will be on earnings and the financial position of the Company.

   PART I - FINANCIAL INFORMATION
   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS
   FIRST SIX MONTHS OF 1998 COMPARED TO 1997
   -----------------------------------------

   Sales of $226.7 million in the second quarter of 1998 were relatively flat compared with sales in the second quarter of 1997. Higher sales at Water Systems and Electric Motors essentially offset a 10% decline in sales at Storage & Fluid Handling. Sales for the first half of 1998 were $449.6 million or nearly 7 percent higher than the $421.2 million of sales in the same period last year, primarily as the result of the acquisition of Uppco on March 31, 1997.

   Second quarter earnings from continuing operations of $12.6 million surpassed last year's second quarter earnings of $11.7 million by approximately $.9 million or 8 percent. The increase is the result of higher operating profit at Water Systems and lower selling, general and administrative expense compared with 1997. Earnings for the first half of 1998 were $22.8 million, or 21 percent higher than earnings of $18.8 million in the first half of 1997. On a per share basis, second quarter diluted earnings from continuing operations increased from $.40 in 1997 to $.52 in 1998, reflecting the additional earnings as well as the benefit of the company's stock repurchase program. Diluted earnings per share for the first half of 1998 were $.93 per share compared to $.63 per share in the same period last year.

   On June 9, 1998 the company's Board of Directors declared a three-for-two stock split of the company's Class A Common Stock and Common Stock. The stock split is to be effected in the form of a stock dividend to stockholders of record on July 31, 1998 and payable on August 17, 1998. All earnings and dividend per share calculations presented in this report include the impact of the stock split.

   The gross profit margin for the second quarter of 1998 declined from 21.6 percent last year to 21.1 percent in 1998. The year-to-date gross profit margin in 1998 was 20.8 percent compared to 21.7 percent for the same period in 1997. The decline in both the second quarter and year-to-date margins for 1998 when compared to the same periods in 1997 was primarily the result of lower pricing in the Electric Motor Technologies segment.

   Second quarter sales of Electric Motor Technologies were $113.8 million, or $3.0 million higher than the second quarter of 1997. Stronger sales of pump, subfractional, and air-moving motors helped offset lower
   international sales.   Year-to-date sales for this segment were $225.6
   million, compared to $204.7 million for the same period in 1997, with most of the year-to-year increase attributable to the acquisition of UPPCO on March 31, 1997.

   Operating profits for the Electric Motor Technologies segment in the second quarter and the first six months of 1998 were lower than the prior year due to lower pricing.

   On July 1, 1998 the company acquired General Electric Company's domestic compressor motor business from the GE Industrial Controls Systems Division
   for $120 million, subject to adjustment.   GE's compressor motor
   operations, based in Scottsville, KY., manufactures one-half through six
   horsepower motors.   The business's annual sales are expected to be
   approximately $130 million in 1999.

   Second quarter sales for Water Systems Technologies were $74.3 million in 1998 or 4.1% higher than 1997 second quarter sales of $71.4 million, due to stronger sales of both residential and commercial water heaters. Sales for the first half of 1998 were 4.6% higher than the same period last year.

   Water Systems Technology operating profits for the second quarter and first half of 1998 increased from the same periods in the prior year. The improvement was due to volume increases and better pricing for commercial product.

   Second quarter sales in the Storage & Fluid Handling segment decreased 10% from $42.8 million in 1997 to $38.6 million in 1998, primarily as a result
   of lower sales to both chemical and petroleum production markets.   The
   soft demand for fiberglass products is attributed to weak oil and chemical
   prices.   Second quarter sales of storage tanks also declined from the second quarter of 1997 due to weakness resulting from wet weather in domestic locations, which constrained construction projects. Year-to-date sales in 1998 for this segment were approximately flat compared with the prior year.

   Operating profits for the Storage & Fluid Handling segment for the quarter and the first six months were higher than the prior year as a result of cost reduction actions taken in late 1997.

   Selling, general and administrative (SG&A) expenses for the second quarter
   were $3.5 million lower than the same period in 1997.   As a percent of
   sales, SG&A expense decreased from 13.3% in 1997 to 11.6% in 1998.   The
   decline in SG&A came as a result of the company's continued effort to lower administrative expense at both corporate and operating unit levels as well as actions taken in 1997 to reduce costs in the company's financial services operation.

   The company recognized net interest expense of $0.3 million in the second quarter of 1998, compared to net interest income of $0.9 in the second quarter of 1997. The variance in year-to-year net interest is associated with the company's use of funds for its stock repurchase program.

   The second quarter effective tax rate was 35.1%, compared to 35.3% in the same period last year, as the company continues to benefit from the impact of its foreign sales corporation as well as research and development tax credits.

   After-tax equity in losses of the company's Chinese joint ventures was $0.7 million in the second quarter of 1998 compared to $0.6 million in the second quarter of 1997. The company anticipates that current year losses for the ventures will be comparable to 1997.

   During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective for the company for the year ended December 31, 1998. Implementation of this statement will not have any impact on A.O. Smith Corporation's results of operations, financial position or cash flows.

   During the first half of 1998, the company was a party to futures contracts for the purposes of hedging a portion of certain raw material
   purchases.   The company was also a party to forward foreign exchange
   contracts to hedge foreign currency transactions consistent with its
   committed exposures.   Had these contracts not been in place, the net
   earnings of the company would not have been materially affected. As discussed in Note 6 to the financial statements the Financial Accounting Standards Board has issued Statement No. 133, "Accounting for Derivative
   Instruments and Hedging Activities".   The Company has not yet determined
   what the effect of Statement No. 133 will be on earnings and the financial position of the company.

   Liquidity & Capital Resources
   -----------------------------

   The company's working capital was $220.3 million at June 30, 1998 compared to $237.8 million at December 31, 1997, a decline of $17.5 million. The reduction was primarily attributable to a change in cash and cash equivalents which were $46.2 million lower at June 30, 1998 than at year
   end 1997.   The decline in cash was primarily the result of stock
   repurchases in the amount of $24.9 million and a $20.5 million sales-related increase in accounts receivable. Cash flow from operations was $3.6 million higher than the same period last year when adjusted for the $60 million acquisition of UPPCO in the first quarter of 1997.

   Capital expenditures during the first half of 1998 were $12.4 million compared with $23.8 million during the same period last year. The company expects lower capital spending in 1998 compared with 1997, and it expects capital expenditures to be covered by 1998 cash flow.

   The company repurchased 584,800 shares of its common stock during the first six months of 1998 under the company's stock repurchase program. Since the program's inception in January of 1997, approximately 5.4 million shares have been repurchased. As of the end of June 1998, $32.6 million remained of the $50 million authorization granted in December of 1997.

   On July 1, 1998, the company purchased substantially all of the assets of General Electric Company's domestic compressor motor business for $120
   million, subject to adjustments.   The acquisition was funded with
   available cash and proceeds from the issuance on July 1, 1998 of $30 million in senior notes under a loan facility with The Prudential Insurance Company of America. The notes mature in 2018 and carry an interest rate of 6.66%.

   At its June 9, 1998 meeting, A. O. Smith's Board of Directors approved a plan to split the company's stock 3-for-2 in the form of a 50 percent stock dividend on its common stock (Classes A and Common). The dividend is payable on August 17, 1998 to shareholders of record on July 31, 1998. The stock dividend will increase the number of common stock and Class A common stock shares outstanding to approximately 23.6 million shares. The Board also voted to increase the company's quarterly cash dividend by six
   percent to $.12 per share (post-split).   The dividend is also payable on
   August 17 to shareholders of record on July 31.


   Year 2000
   Relative to the Year 2000, the company has conducted a comprehensive review of its computer systems (including hardware, software and embedded systems) to identify those systems that could be affected by this issue and has initiated a company wide project to resolve any potential issues. The company believes that all modifications, enhancements, and deployment of Year 2000-ready systems will be completed in early 1999, allowing
   adequate time for testing.   The company does not expect the costs to be
   incurred over the next 18 months to have a material effect on its financial position or results of operations.


   Forward Looking Statements
   Certain statements in this report are forward-looking statements.
   Although the company believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business, there can be no assurance that its financial goals will be realized. Although a significant portion of the company's sales are derived from the replacement of previously installed product and such sales are therefore less volatile, numerous factors may affect actual results and may cause results to differ materially from those expressed in forward-looking
   statements made by or on behalf of the company.   Among such numerous
   factors the company includes the continued growth of the worldwide heating, ventilating and air conditioning market; the weather and its impact on the heating and air conditioning market; the stability of the pricing environment for residential water heaters; and the successful implementation of the company's joint venture strategies in China.

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

   There have been no material changes in the environmental matters previously reported in Part 1, Item 3 in the company's annual report on Form 10-K for the year ended December 1997.


   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   ------------------------------------------------------------

   On March 2, 1998, the corporation mailed a proxy statement to its stockholders relating to the annual meeting of stockholders on April 8,
   1998.   The annual meeting included the election of directors and the consideration and action upon a proposal to approve the ratification of Ernst & Young LLP as the independent auditors of the corporation for 1998.

   Directors are elected by a plurality of votes cast, by proxy or in person, with the holders voting as separate classes. A plurality of votes means that the nominees who receive the greatest number of votes cast are
   elected as directors.   Consequently, any shares which are not voted,
   whether by abstention, broker nonvotes or otherwise, will have no effect on the election of directors.

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

   1.  Election of Directors


          Class A Common                                               Broker
          Stock Directors             Votes For     Votes Withheld    Nonvotes

          Tom H. Barrett              5,713,344         1,844             0
          Glen R. Bomberger           5,713,344         1,844             0
          Robert J. O'Toole           5,713,344         1,844             0
          Donald J. Schuenke          5,712,877         2,311             0
          Arthur O. Smith             5,713,344         1,844             0
          Bruce M. Smith              5,713,344         1,844             0

                                                                        Broker
          Common Stock Directors      Votes For      Votes Withheld    Nonvotes

          Kathleen J. Hempel          9,045,831          28,470           0
          Agnar Pytte                 9,049,551          28,750           0

   2.  Ratification of Ernst & Young LLP as Independent Auditors

                                                          Votes        Broker
          COMBINED CLASS VOTE:          Votes For        Against    Abstentions

          Class A Common Stock and
          Common Stock (1/10th vote)    6,618,889         2,293         1,436


   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
   -----------------------------------------

   (a)  Exhibits

        (27)   Financial Data Schedule

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the company in the second quarter of 1998.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           A. O. SMITH CORPORATION




   August 14, 1998                         /s/ John J. Kita
                                           John J. Kita
                                           Vice President,
                                           Treasurer and Controller




   August 14, 1998                         /s/ G. R. Bomberger
                                           G. R. Bomberger
                                           Executive Vice President
                                           and Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------



   Exhibit
   Number         Description
   -------        -----------

   (27)           Restated Financial Data Schedule