Form 10-Q
period 1998-09-30
SMITH A O CORP
filed 1998-11-13
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

                                                         OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to
         _______________

Commission File Number 1-475


                             A.O. SMITH CORPORATION


              Delaware                                   39-0619790
     (State of Incorporation)                    (IRS Employer ID Number)

                P. O. Box 23972, Milwaukee, Wisconsin 53223-0972
                            Telephone: (414) 359-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Class A Common Stock Outstanding as of October 31, 1998:  8,705,835 shares

Common Stock Outstanding as of October 31, 1998:  14,585,751 shares

                              Exhibit Index Page 15

                                      Index


                             A. O. Smith Corporation



Part I. Financial Information

Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Statements of Earnings and Retained Earnings
     - Three and nine months ended September 30, 1998 and 1997                 3

     Condensed Consolidated Balance Sheet
     - September 30, 1998 and December 31, 1997                                4

     Condensed Consolidated Statement of Cash Flows
     - Nine months ended September 30, 1998 and 1997                           5

     Notes to Condensed Consolidated Financial Statements
     - September 30, 1998                                                    6-7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                   8-12



Part II. Other Information

Item 1. Legal Proceedings                                                     13

Item 4. Submission of Matters to a Vote of Security Holders                   13

Item 5. Other                                                                 13

Item 6. Exhibits and Reports on Form 8-K                                      13

Signatures                                                                    14

Index to Exhibits                                                             15

PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS

                             A.O. SMITH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                              AND RETAINED EARNINGS
             Three and Nine months ended September 30, 1998 and 1997
                     (000 omitted except for per share data)
                                   (unaudited)

                                                                     Three Months Ended                   Nine Months Ended
                                                                        September 30                         September 30
                                                                        ------------                         ------------
EARNINGS                                                           1998              1997              1998               1997
--------                                                           ----              ----              ----               ----

Electric Motor Technologies                                     $ 135,309           $ 94,081         $ 360,913          $ 298,779
Water Systems Technologies                                         71,685             68,872           220,534            211,218
Storage & Fluid Handling Technologies                              36,260             43,011           111,442            117,153
                                                           ---------------   ----------------  ----------------   ----------------
NET SALES                                                         243,254            205,964           692,889            627,150
Cost of products sold                                             196,232            167,060           552,245            496,806
                                                           ---------------   ----------------  ----------------   ----------------
Gross profit                                                       47,022             38,904           140,644            130,344
Selling, general and administrative expenses                       26,324             25,013            80,605             82,251
Interest expense                                                    1,974              1,913             5,191              6,602
Interest income                                                      (258)            (3,010)           (3,279)            (6,370)
Other expense - net                                                   927                394             2,341              2,085
                                                           ---------------   ----------------  ----------------   ----------------
                                                                   18,055             14,594            55,786             45,776
Provision for income taxes                                          6,356              4,918            19,587             16,003
                                                           ---------------   ----------------  ----------------   ----------------
Earnings before equity in loss of joint ventures                   11,699              9,676            36,199             29,773
Equity in loss of joint ventures                                     (725)              (667)           (2,418)            (1,965)
                                                           ---------------   ----------------  ----------------   ----------------
EARNINGS FROM CONTINUING OPERATIONS                                10,974              9,009            33,781             27,808
EARNINGS FROM DISCONTINUED OPERATIONS
Earnings (less related income tax provisions
     of $548 and $7,698)                                                -                980                 -             15,231
Gain on disposition (less related income
     tax provision of $58,056)                                          -                  -                 -             94,616
                                                           ---------------   ----------------  ----------------   ----------------
NET EARNINGS                                                       10,974              9,989            33,781            137,655

RETAINED EARNINGS
Balance at beginning of period                                    483,896            446,229           466,514            325,361
Cash dividends on common shares                                    (2,832)            (2,988)           (8,257)            (9,786)
                                                           ---------------   ----------------  ----------------   ----------------

BALANCE AT END OF PERIOD                                        $ 492,038          $ 453,230         $ 492,038          $ 453,230
                                                           ===============   ================  ================   ================

BASIC EARNINGS PER COMMON SHARE (note 5)
     Continuing Operations                                           $.47               $.34             $1.43               $.98
     Discontinued Operations                                            -                .04                 -               3.86
                                                           ---------------   ----------------  ----------------   ----------------
NET EARNINGS                                                         $.47               $.38             $1.43              $4.84
                                                           ---------------   ----------------  ----------------   ----------------

DILUTED EARNINGS PER COMMON SHARE (note 5)
     Continuing Operations                                           $.46               $.33             $1.39               $.96
     Discontinued Operations                                            -                .04                 -               3.79
                                                           ---------------   ----------------  ----------------   ----------------
NET EARNINGS                                                         $.46               $.37             $1.39              $4.75
                                                           ---------------   ----------------  ----------------   ----------------

DIVIDENDS PER COMMON SHARE (note 5)                                  $.12               $.11              $.35               $.34

See accompanying notes to unaudited condensed consolidated financial statements.

PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS

                             A.O. SMITH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    September 30, 1998 and December 31, 1997
                                  (000 omitted)

                                                              (unaudited)
                                                           September 30, 1998    December 31, 1997
ASSETS

CURRENT ASSETS
Cash and cash equivalents (note 2)                                $ 26,191               $145,896
Receivables                                                        146,769                126,232
Inventories (note 3)                                                86,985                 79,049
Deferred income taxes                                               11,487                 11,849
Other current assets                                                12,863                  2,702
                                                          -----------------       ----------------

TOTAL CURRENT ASSETS                                               284,295                365,728

Property, plant and equipment                                      488,471                450,147
Less accumulated depreciation                                      255,860                242,391
                                                          -----------------       ----------------
Net property, plant and equipment                                  232,611                207,756
Investments in and advances to joint ventures                       31,253                 25,605
Other assets                                                        72,913                 65,644
Goodwill                                                           141,493                 51,783
                                                          -----------------       ----------------
TOTAL ASSETS                                                     $ 762,565              $ 716,516
                                                          =================       ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade payables                                                    $ 74,869               $ 61,299
Accrued payroll and benefits                                        30,639                 26,397
Product warranty                                                     8,002                  7,972
Accrued income taxes                                                   883                  6,607
Long-term debt due within one year                                   4,629                  5,590
Other current liabilities                                           23,478                 20,017
                                                          -----------------       ----------------
TOTAL CURRENT LIABILITIES                                          142,500                127,882

Long-term debt (note 4)                                            126,933                100,972
Other liabilities                                                   55,291                 59,515
Deferred income taxes                                               44,708                 28,442

STOCKHOLDERS' EQUITY: (note 5)
Class A common stock, $5 par value: authorized
   14,000,000 shares; issued 8,753,889                              43,769                 29,192
Common stock, $1 par value: authorized 60,000,000
   shares; issued 23,795,473                                        23,795                 15,861
Capital in excess of par value                                      51,066                 72,542
Retained earnings (note 4)                                         492,038                466,514
Cumulative foreign currency translation adjustments                 (1,525)                (1,579)
Treasury stock at cost                                            (216,010)              (182,825)
                                                          -----------------       ----------------

TOTAL STOCKHOLDERS' EQUITY                                         393,133                399,705
                                                          -----------------       ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 762,565              $ 716,516
                                                          =================       ================

See accompanying notes to unaudited condensed consolidated financial statements

PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS

                             A.O. SMITH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  Nine Months Ended September 30, 1998 and 1997
                                  (000 omitted)
                                   (unaudited)

                                                                                    Nine Months Ended
                                                                                       September 30

                                                                               1998                   1997
                                                                               ----                   ----
OPERATING ACTIVITIES
CONTINUING
Net earnings                                                                 $ 33,781               $ 27,808
Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                              21,751                 19,390
    Equity in loss of joint ventures                                            2,418                  1,965
    Net change in current assets and liabilities                               (6,963)                 4,679
    Net change in noncurrent assets and liabilities                             2,751                    432
    Other - net                                                                   702                   1,042
                                                                            ---------               ---------
CASH PROVIDED BY OPERATING ACTIVITIES                                          54,440                 55,316
                                                                            ---------               ---------
INVESTING ACTIVITIES
Capital expenditures                                                          (20,116)               (33,460)
Capitalized purchased software costs                                           (1,308)                (1,094)
Investment in joint ventures                                                   (8,066)               (10,281)
Acquisition of business                                                      (126,456)               (60,918)
                                                                            ----------              ---------
CASH USED BY INVESTING ACTIVITIES                                            (155,946)              (105,753)
                                                                            ----------              ---------
CASH USED BY CONTINUING OPERATIONS
  BEFORE FINANCING ACTIVITIES                                                (101,506)               (50,437)

DISCONTINUED
    Cash provided / (used) by discontinued operations
      before financing activities                                              (2,095)               503,754
FINANCING ACTIVITIES
Long-term debt incurred                                                        30,590                      -
Long-term debt retired                                                         (5,590)              (143,768)
Purchase of common stock held in treasury                                     (33,244)              (125,168)
Proceeds from common stock options exercised                                      232                  3,455
Tax benefit from exercise of stock options                                        165                    571
Dividends paid                                                                 (8,257)                (9,786)
                                                                            ----------              ---------
CASH USED BY FINANCING ACTIVITIES                                             (16,104)              (274,696)
                                                                            ----------              ---------
Net increase / (decrease) in cash and cash equivalents                       (119,705)               178,621
Cash and cash equivalents-beginning of period (note 2)                        145,896                  6,405
                                                                            ----------              --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 26,191              $ 185,026
                                                                            ==========             =========


See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             A. O. SMITH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (unaudited)

1.  Basis of Presentation
    The financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments consisting of normal accruals considered necessary for fair presentation of the results of operations and of financial position have been made. The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 1997 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the 1998 presentation.

2.  Statement of Cash Flows
    For purposes of the Consolidated Statement of Cash Flows, cash and cash equivalents include short-term investments held primarily for cash management purposes. These investments normally mature within three months from the date of acquisition.

3.    Inventories
      (000 omitted)                 September 30, 1998      December 31, 1997
      -------------                 ------------------      -----------------
      Finished products                $  52,919              $  45,091
      Work in process                     16,202                 19,656
      Raw materials                       46,690                 42,870
      Supplies                             1,563                  1,634
                                        ---------              ---------
                                         117,374                109,251

      Allowance to state inventories
         at LIFO cost                     30,389                 30,202
                                         --------               --------
                                       $  86,985              $  79,049
                                         ========               ========

4.  Long-Term Debt
    On July 1, 1998 the company issued $30 million in senior notes under a loan facility with The Prudential Insurance Company of America. The notes mature in 2018 and carry an interest rate of 6.66%.

    The company's long-term credit agreements contain certain conditions and provisions which restrict the company's payment of dividends. Under the most restrictive of these provisions, retained earnings of $63.2 million were unrestricted as of September 30, 1998 for cash dividends and treasury stock purchases.

5.  Stockholders' Equity
    On June 9, 1998 the company's Board of Directors declared a three-for-two stock split of the company's Class A Common Stock and Common Stock to be effected in the form of a stock dividend to shareholders of record on July 31, 1998 and payable on August 17, 1998. All earnings and dividend per share calculations presented in this report include the impact of the stock split. At September 30, 1998, 31,740 and 9,228,731 shares of Class A Common Stock and Common Stock, respectively, were held as Treasury Stock.

6.  Comprehensive Earnings
    Statement of Financial Accounting Standards (SFAS) No. 130 - "Reporting Comprehensive Income" requires the company to disclose comprehensive earnings, consisting of net earnings and all other non-owner changes in equity during the period. The company's comprehensive earnings for the third quarter 1998 and 1997 were $11,202,000 and $10,239,000, respectively.
    Comprehensive earnings for the first nine months of 1998 and 1997 were $33,814,000 and $136,893,000, respectively. Comprehensive earnings, for all periods presented, was comprised of net earnings and foreign currency translation adjustments, net of any related income tax expense.

7.  New Accounting Standard
    In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. Early adoption of the Statement is permitted. The Statement will require the company to recognize all derivatives in the balance sheet at fair value. The company has not yet determined what the effect of Statement No. 133 will be on earnings and the financial position of the company.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FIRST NINE MONTHS OF 1998 COMPARED TO 1997

Sales totaled $243.3 million in the third quarter of 1998, an 18 percent increase over 1997 third quarter sales of $206.0 million. Significantly higher sales at Electric Motor Technologies primarily due to the July 1, 1998 acquisition of General Electric's compressor motor facility in Scottsville, KY., coupled with modestly higher sales at Water Systems Technologies more than offset a 16 percent decline in sales at Storage & Fluid Handling Technologies. Sales for the first nine months of 1998 were $692.9 million or more than 10 percent higher than the $627.2 million of sales in the same period last year. Acquisitions contributed approximately $50 million of the nearly $66 million increase in sales.

Third quarter earnings from continuing operations increased nearly 22 percent to $11.0 million compared with the $9.0 million earned in last year's third quarter. Significantly higher operating profits at Electric Motors and moderately higher profits at Water Systems more than offset lower interest income and a significant decline in operating profit at Storage & Fluid Handling. Earnings from continuing operations for the first nine months of 1998 were $33.8 million compared with $27.8 million for the first nine months of 1997. On a per share basis, third quarter diluted earnings from continuing operations increased from $0.33 in 1997 to $0.46 in 1998. Diluted earnings per share for the first nine months of 1998 were $1.39 compared with $0.96 in the same period last year. Earnings per share for the 1998 third quarter and nine months also benefited from the company's stock repurchase program.

On June 9, 1998 the company's Board of Directors declared a three-for-two stock split of the company's Class A Common Stock and Common Stock. The stock split was effected in the form of a stock dividend to stockholders of record on July 31, 1998 and was paid on August 17, 1998. All earnings and dividend per share calculations presented in this report include the impact of the stock split.

The company's third quarter gross profit margin increased to 19.3 percent compared with the 18.9 percent rate generated in the third quarter of 1997, as higher motor manufacturing volumes generated improvement in operating efficiencies. The gross profit margin for the first nine months of 1998 declined to 20.3 percent from 20.8 percent in the prior year as a result of lower pricing for motors and declines in profitability in the Storage and Fluid Handling business segment.

Third quarter sales of $135.3 million for the Electric Motor Technologies platform were nearly 44 percent higher than sales in the third quarter of 1997. On July 1, 1998 the company acquired the Scottsville, KY compressor motor business for $126.5 million, subject to final adjustment. The compressor motor operation manufactures one-half through six horsepower motors used primarily in residential and light commercial unitary air conditioning applications. The acquisition contributed approximately $30 million to the segment's sales during the third quarter. An improvement in demand for air conditioning and subfractional horsepower motors also contributed to higher sales in the third quarter. Year-to-date sales for the electric motor segment were $360.9 million in 1998, compared with $298.8 million in 1997. The 21 percent increase in sales for the first nine months of 1998 reflects both internally generated growth as well as the company's ongoing electric motor acquisition activities.

Operating profit for the Electric Motor Technologies segment improved significantly compared with the third quarter of 1997, reflecting the aforementioned volume-related improvement in operating efficiencies as well as the acquisition of the Scottsville operation. Acquisition activities also contributed to a significant increase in profits for the nine months ending September 30, 1998.

Third quarter sales for Water Systems Technologies were $71.7 million or 4 percent higher than 1997's third quarter sales of $68.9 million, due primarily to improved pricing and stronger commercial unit volumes. Sales for the first nine months of 1998 were $220.5 million, compared with $211.2 million for the first nine months of 1997. Operating profits for the third quarter and first nine months of 1998 were higher than the same periods last year due to the increased volume and stronger pricing of commercial product.

Third quarter sales for the Storage & Fluid Handling segment were $36.3 million, or 16 percent lower than the $43.0 million generated in the same period in 1997. Sales declined more than 30 percent in the segment's fiberglass pipe business and less than 10 percent in the storage tank operation. The decline in third quarter sales was primarily the result of lower demand for fiberglass pipe and storage tanks in the chemical, food processing and petroleum production markets. The soft demand is attributed to weak prices in the oil and chemical markets and the corresponding lower capital spending by the segment's customers. Sales for the first nine months of 1998 were $111.4 million compared with $117.2 million for the comparable period in 1997.

Third quarter operating profits for the Storage & Fluid Handling business were significantly lower than the third quarter of 1997 as a result of the substantial decline in sales of fiberglass product. Operating profits were slightly lower for the nine months ending September 30, 1998, than the comparable period in 1997, as cost reduction programs partially offset the impact of the lower volumes.

Selling, general and administrative (SG&A) expenses for the third quarter were $1.3 million higher than the third quarter of 1997, while year-to-date SG&A expenses were $1.6 million less than the first nine months of 1997. The 1998 third quarter increase was partially due to additional costs associated with the recent acquisition. The year-to-date comparison reflects the cost reduction activities taken at mid-year 1997 associated with the divestiture of the company's automotive business and general cost reduction programs in the company's remaining operations in the latter part of 1997.

The company recognized year-to-date net interest expense of $1.9 million in 1998, compared with net interest expense of $0.2 million in the same period of 1997. The year-to-year increase in net interest expense was the result of acquisition activities as well as the company's use of funds for its stock repurchase program.

The effective tax rates for the third quarter of 1998 and year to date periods for both 1997 and 1998 were approximately 35 percent, as the company continues to benefit from its foreign sales corporation and research and development tax credits.

After-tax equity in losses of the company's Chinese joint ventures were $0.7 million in both the third quarter of 1998 and 1997. Losses for the nine months ending September 30, 1998 were approximately $2.4 million compared with $2.0 million in 1997 as the company experienced start up costs associated with its new manufacturing operation.

The company is currently negotiating to acquire the minority interests in its two Chinese joint ventures and could complete these negotiations as early as the fourth quarter of 1998. If the buyout is completed, these entities will be fully consolidated in the company's financial statements.

For 1999, the company expects the difficulties at its Storage and Fiberglass Products businesses to persist and therefore is continuing to review numerous alternatives to improve the operations of this business. The company is cautiously optimistic about the market for the products of its Water Systems business segment. The company believes the Electric Motors business will improve over 1998 as it benefits from the incremental business of the Scottsville acquisition as well as the "Tier One" supply agreement signed with York International on July 6, 1998.

The company continues to aggressively pursue accretive acquisitions such as the Uppco C-Frame motor business (March 1997), and the previously discussed Scottsville compressor motor business. The company considers the pursuit of acquisitions to be a very important element in its strategy for growth. Although the company believes 1999 earnings, excluding acquisitions, will increase over 1998 levels, accretive acquisitions will be required to achieve its target of 15 percent annual growth in earnings per share.

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

During the first nine months of 1998, the company was a party to futures contracts for the purposes of hedging a portion of certain raw material purchases. The company was also a party to forward foreign exchange contracts to hedge foreign currency transactions consistent with its committed exposures. Had these contracts not been in place, the net earnings of the company would not have been materially affected. As discussed in Note 7 to the financial statements, the Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The company has not yet determined what the effect of SFAS No. 133 will be on earnings and the financial position of the company.


Liquidity & Capital Resources

The company's working capital was $141.8 million at September 30, 1998 compared to $237.8 million at the end of December 1997, a decline of $96 million. The reduction was primarily a result of a decline in cash and cash equivalents in the amount of $119.7 million as the company completed the acquisition of the Scottsville compressor motor business for $126.5 million during the third quarter. The majority of the increase in the remaining working capital accounts was due to the acquisition.

Capital expenditures during the first nine months of 1998 were $20.1 million compared to $33.5 million through September 30, 1997. Primarily as a result of lower capital expenditures, cash flow from continuing operations for the first nine months of 1998 was $14.5 million higher than for the same period last year when adjusted for acquisitions. The company expects lower capital spending in 1998 compared with 1997, and it expects capital expenditures to be covered by 1998 cash flow.

The company repurchased 1,188,450 shares of its common stock during the first nine months of 1998 under its stock repurchase program. Since the program's inception in January 1997, approximately 8.4 million shares have been repurchased. As of the end of September 1998, $24.2 million remained of the $50 million authorization granted in December 1997.

At its October 6, 1998 meeting, A. O. Smith's Board of Directors declared a regular quarterly dividend of $.12 per share on its common stock (Classes A and Common). The dividend is payable on November 16, 1998 to shareholders of record October 30, 1998.

Year 2000
A.O. Smith continues the efforts begun several years ago, addressing potential problems related to the Year 2000. It has organized its activities to prepare for the Year 2000 under a company-wide plan that involves: Assessment, Modification or Replacement, and Testing.

The company has completed the assessment phase which included an inventory of all information technology (IT) systems (computer hardware, operating systems, and application software); all non-information technology systems (equipment, machinery, and telephone systems); and the identification of key vendors,
service  providers,   and  business
partners considered to have a material relationship with the company. Risks on all IT and non-IT systems or relationships have been assessed and plans to remedy potential problems have been formulated. The testing and implementation phases for renovated Information Technology (IT) systems are underway. Implementation of Year 2000-ready systems will be completed in early 1999. Costs specifically associated with renovating software for Year 2000 readiness are funded through operating cash flows and expensed as incurred. Year 2000-related costs have not had a material effect on the Company's financial position or results of operations. The Company expects to incur total Year 2000-related costs of approximately $2.0 million of which remaining costs are estimated to be $750,000.

The Company believes there is a high probability that all critical information and non-information technology systems and processes will be substantially Year 2000 ready and allow the Company to continue operations beyond the Year 2000 without a material impact on its financial position or results of operations.

Unanticipated problems, primarily external issues, may be identified, and could result in an undetermined financial risk. No contingency plans have been developed for such possibilities.

Forward Looking Statements
Certain statements in this report are forward-looking statements. Although the company believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business, there can be no assurance that its financial goals will be realized. Although a significant portion of the company's sales are derived from the replacement of previously installed product and such sales are therefore less volatile, numerous factors may affect actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the company. Among such numerous factors the company includes the continued growth of the worldwide heating, ventilating and air conditioning market; the weather and its impact on the heating and air conditioning market; the pricing environment for residential water heaters; capital spending trends in the oil, petrochemical, chemical, and food processing markets; the successful execution of its acquisition strategy; and the successful development of the company's business venture in China.

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

There have been no material changes in the environmental matters previously reported in Part 1, Item 3 in the company's annual report on Form 10-K for the year ended December, 1997 which is incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

On August 11, 1998 the Board of Directors elected two new directors, William F. Buehler and Robert N. Pokelwaldt. Mr. Buehler is executive vice president-business operations with Xerox Corporation in Stamford, Connecticut. Mr. Pokelwaldt is chairman and chief executive officer of York International Corporation, York, Pennsylvania.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         (27)     Financial Data Schedule

(b)      Reports on Form 8-K

         A Form 8-K Report was filed by the corporation on July 15, 1998. The Form 8-K stated that on July 1, 1998 the corporation acquired substantially all of the assets of the General Electric Industrial Control Systems Division of General Electric Company ("GE") that related to GE's hermetic electric motors operations located in Scottsville, Kentucky.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        A. O. SMITH CORPORATION




November 13, 1998                       ________________________
                                        John J. Kita
                                        Vice President,
                                        Treasurer and Controller




November 13, 1998                       ________________________
                                        G. R. Bomberger
                                        Executive Vice President
                                        and Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number  Description

(27)    Financial Data Schedule

(27.1)  Restated Financial Data Schedule