Form 10-K
period 1998-12-31
SMITH A O CORP
filed 1999-03-24
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-475


                             A.O.SMITH CORPORATION


            Delaware                                       39-0619790
   (State of Incorporation)                        (IRS Employer ID Number)

                P. O. Box 23972, Milwaukee, Wisconsin 53223-0972
                            Telephone: (414) 359-4000

Securities registered pursuant to Section 12(b) of the Act:

                                 Shares of Stock Outstanding       Name of Each Exchange on
   Title of Each Class               February 24, 1999              Which Registered
   -------------------           ---------------------------       ------------------------
Class A Common Stock                      8,705,835                American Stock Exchange
(par value $5.00 per share)
Common Stock                             14,546,351                New York Stock Exchange
(par value $1.00 per share)

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $13,689,623 for Class A Common Stock and $275,167,889 for Common Stock as of February 24, 1999.

Documents Incorporated by Reference:

1. Portions of the company's definitive Proxy Statement dated March 5, 1999 for an April 14, 1999 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                     PART 1

ITEM 1 - BUSINESS

A. O. Smith Corporation is a 125 year old diversified manufacturer serving customers worldwide. The company is organized according to the products it offers and under this organizational structure has three segments, Electric Motor Technologies, Water Systems Technologies and Storage and Fluid Handling Technologies, which is categorized as "Other" for segment reporting purposes.

The company's Electric Motor Technologies segment produces fractional horsepower and hermetic electric motors. The Water Systems Technologies Segment is a leading manufacturer of residential and commercial gas, oil and electric water heating systems. The Other operations consist of businesses that manufacture reinforced thermosetting resin piping as well as liquid and dry bulk storage systems. Financial information regarding the company's business segments is provided in Note 13 to the Consolidated Financial Statements which appear elsewhere herein.

On July 1, 1998, the company acquired the assets of General Electric Company's domestic compressor motor business from the GE Industrial Controls Systems Division for $126 million. The compressor motor business contributed approximately $53 million to 1998 sales.

Formerly, the company was also in the automotive products business but sold this segment in 1997.

The following table summarizes sales by segment for the company's operations. This segment summary and all other information presented in this section should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, which appear elsewhere herein.




                                   Years Ended December 31 (dollars in millions)

                                   1998      1997      1996      1995      1994
                                   ----      ----      ----      ----      ----

Electric Motor Technologies      $480.0    $390.7    $337.1    $317.3    $281.2

Water Systems Technologies        294.8     287.5     291.3     276.0     271.5

Other                             142.8     154.7     152.8     103.4      95.3
                                  -----     -----     -----     -----      ----


Total Continuing Operations      $917.6    $832.9    $781.2    $696.7    $648.0
                                 ======    ======    ======    ======    ======

Electric Motor Technologies

Segment sales increased $89.3 million or almost 23 percent in 1998 to $480.0 million and represented 52 percent of total company sales. The increase in sales in 1998 was primarily due to the acquisition of the GE compressor motor business.

The Electric Motor Technologies segment consists of the A. O. Smith Electrical Products Company which manufactures fan motors used in furnaces, air conditioners and blowers, as well as fractional horsepower motors used in other consumer products and jet pump motors sold to manufacturers of home water systems, swimming pools, hot tubs and spas. Hermetic motors are sold worldwide to manufacturers of compressors and are used in air conditioning and refrigeration systems. Sales to the heating, ventilating, air conditioning and refrigeration market account for approximately 60 percent of the unit's sales.

In addition to selling its products directly to OEMs, the company also markets its products through a distributor network, which sells to both OEMs and the related after-market. The company estimates that approximately 60 percent of the market is derived from the less cyclical replacement business with the remainder being impacted by general business conditions in the new construction market.

The segment's principal products are sold in competitive markets with its major competitors being Emerson Electric, General Electric, Magnetek, Inc., Fasco and Jakel and vertically integrated customers.

WATER SYSTEMS TECHNOLOGIES

The Water Systems Technology segment consists of the A. O. Smith Water Products Company which had 1998 sales of $294.8 million, approximately three percent higher than 1997 sales of $287.5 million and represented approximately 32 percent of total company sales.

Residential sales in 1998 were $166 million or approximately 56 percent of segment revenues. The company markets residential gas and electric water heaters through a network of plumbing wholesalers in the United States. The majority of the company's sales are in the less cyclical replacement market although the new housing market is also an important portion of the business. The residential water heater market remains highly competitive. A. O. Smith competes with four other manufacturers in supplying over 90 percent of market requirements. The principal competitors in the Water Systems residential market are Rheem Manufacturing, State Industries, The American Water Heater Group (formerly SABH, Inc.) and Bradford-White.

The company also markets commercial water heating systems through a network of plumbing wholesalers in the United States and Canada. A. O. Smith's Water
Systems Technologies is the largest manufacturer of commercial water heaters. Commercial water heating systems are used in a wide range of applications including schools, nursing homes, hospitals, prisons, hotels, motels, laundries, restaurants, stadiums, amusement parks, car washes and other large users of hot water. The commercial market is characterized by competition from a broader range of products and competitors than occurs in the residential market. The majority of commercial sales are derived from the less cyclical replacement market with the remainder being impacted by general business conditions in the commercial building construction market.

In 1995, Water Systems Technologies established a joint venture with China NanjingYuhuan Corporation to manufacture instantaneous and storage type heaters for the Chinese market. A. O. Smith acquired the partner's interest during the fourth quarter of 1998 and will begin reporting the Chinese subsidiary's financial results on a consolidated basis during 1999.

OTHER

The Other segment includes Storage and Fluid Handling Technologies and provides world-wide solutions for effectively storing liquids and a wide range of dry materials; as well as high performance piping systems that safely and effectively contain and convey corrosive, abrasive or related materials. Significantly lower sales of fluid handling products and slightly lower sales of storage products combined for an eight-percent decline in total segment sales to $142.8 million compared with the $154.7 million recorded in 1997.

The  Engineered  Storage  Products  business  sells storage tanks to industrial, municipal, agricultural liquid and dry bulk storage markets. Nineteen ninety-eight sales of storage products were $90.8 million. The company's storage products are sold in competitive markets that include concrete, site welded and bolted tanks. Principal competitors include Columbian Steel Tank Company, Permastore LTD., Pittsburg Tank and Tower Company Inc. and Natgun Corporation.

Fiberglass Products manufactures reinforced thermosetting resin piping and fittings used to carry corrosive materials. Sales of fluid handling products were $52.0 million in 1998. Typical applications include chemical and industrial process and waste stream piping, high and low pressure oil field pipe and tubing and underground gasoline service station piping. Products are sold through a network of distributors.

In 1995, Fiberglass Products formed a joint venture with Harbin Composites Corporation of Harbin, China to supply fiberglass pipe to the Chinese oil industry. The company is a majority owner of the venture, which began production in 1997, and acquired its partner's interest in early 1999.

Principal fluid handling products are sold in competitive markets with its major competitors being Ameron Corporation, Fibercast Company, Environ Corporation and Total Containment Corporation.

RAW MATERIAL

Raw materials for the company's operations, which consist primarily of steel, copper and aluminum, are generally available from several sources in adequate quantities. The company hedges the majority of its annual purchases of copper and aluminum to protect against price volatility.

SEASONALITY

There is no significant seasonal pattern to the company's consolidated quarterly sales and earnings.

RESEARCH AND DEVELOPMENT, PATENTS AND TRADEMARKS

In order to improve competitiveness by generating new products and processes, the company conducts research and development at its Corporate Technology Center in Milwaukee, Wisconsin as well as at its operating unit locations. Total expenditures for research and development in 1998, 1997 and 1996 were approximately $17.8 million, $17.2 million and $17.3 million, respectively.

The company owns and uses in its businesses various trademarks, trade names, patents, trade secrets and licenses. While a number of these are important to the company, it does not consider a material part of its business to be dependent on any one of them.

EMPLOYEES

The company and its subsidiaries employed approximately 9,700 persons in its operations as of December 31, 1998.

BACKLOG

Due to the nature of the company's products and their relatively short production cycles, none of its operations sustain significant backlogs.

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

FOREIGN SALES

Total export sales of continuing operations from the U.S. were $ 64 million, $ 64 million and $52 million in 1998, 1997 and 1996, respectively.

ITEM 2 - PROPERTIES

The company manufactures its products in 33 plants worldwide. These facilities have an aggregate floor space of 4,946,520 square feet, consisting of 3,737,210 square feet owned by the company and 1,209,310 square feet of leased space. Fifteen of the company's facilities are foreign plants including the Harbin joint venture with 1,346,250 square feet of space, of which 428,786 square feet are leased.


                           United States                       Foreign


Electric Motor             Mebane, NC; Monticello, IN;         Acuna, Mexico;
    Technologies           Mt. Sterling, KY; Paoli, IN;        Bray, Ireland;
  (2,083,880 sq. ft.)      Scottsville, KY; Tipp City, OH;     Juarez, Mexico (5);
                           Upper Sandusky, OH                  Monterrey, Mexico (2)

Water Systems              El Paso, TX; Florence, KY;          Juarez, Mexico;
    Technologies           McBee, SC; Renton, WA               Nanjing, People's Rep.
  (1,705,290 sq. ft.)                                            of China;
                                                               Stratford, Canada (2);
                                                               Veldhoven,
                                                                 The Netherlands

Storage & Fluid Handling   DeKalb, IL; Little Rock, AR (3);    Harbin, People's
    Technologies           Parsons, KS; Wichita, KS;             Republic of China
  (1,157,350 sq. ft.)      Winchester, TN

The principal equipment at the company's facilities consist of presses, welding, machining, slitting and other metal fabricating equipment, winding machines and furnace and painting equipment. The company regards its plants and equipment as well-maintained and adequate for its needs. Multishift operations are used where necessary.

In addition to its manufacturing facilities, the company's World Headquarters and Corporate Technology Center are located in Milwaukee, Wisconsin. It also has offices in Alsip, Illinois; El Paso, Texas; Irving, Texas; London, England and Beijing, China.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction of G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the company's Proxy Statement for its 1999 Annual Meeting of Stockholders.

ROBERT J. O'TOOLE

  Chairman of the Board of Directors, President and Chief Executive Officer

  Mr. O'Toole, 58, became chairman of the board of directors in March 1992. He is a member of the Investment Policy Committee of the board of directors. He was elected chief executive officer in March 1989. He was elected president, chief operating officer and a director in 1986. Mr. O'Toole joined the company in 1963. He is a director of Briggs & Stratton Corporation, Firstar Bank Milwaukee, N.A., Firstar Corporation and Protection Mutual Insurance Company.

GLEN R. BOMBERGER

  Executive Vice President, Chief Financial Officer and Director

  Mr. Bomberger, 61, has been a director and executive vice president and chief financial officer of the company since 1986. He is a member of the Investment Policy Committee of the board of directors. Mr. Bomberger joined A. O. Smith in 1960. He is currently a director and vice president-finance of Smith Investment Company. He is a director of Firstar Funds, Inc.

JOHN A. BERTRAND

  President - A. O. Smith Electrical Products Company

  Mr. Bertrand, 60, has been president of A. O. Smith Electrical Products Company, a division of the company, since 1986. Mr. Bertrand joined the company in 1960.

CHARLES J. BISHOP

  Vice President - Corporate Technology

  Dr. Bishop, 57, has been vice president-corporate technology since 1985. Dr. Bishop joined the company in 1981.

MICHAEL J. COLE

  Vice President - Asia

  Mr. Cole, 55, was elected vice president-Asia in March 1996. Previously he was
  vice  president-emerging  markets  of  Donnelly  Corporation,   an  automotive
  supplier.

JOHN R. FARRIS

  President - A. O. Smith Engineered Storage Products Company

  Mr. Farris, 49, was elected president of A. O. Smith Engineered Storage Products Company, a division of the company, in July 1997. Previously he was president of A. O. Smith Harvestore Products, Inc. since November 1996 and president of Peabody TecTank, Inc. since 1987. Both of these subsidiaries were dissolved and the new entity A. O. Smith Engineered Storage Products Company established in July 1997.

DONALD M. HEINRICH

  President - Smith Fiberglass Products Company

  Mr. Heinrich, 46, became the president of Smith Fiberglass Products Company, a
  division   of  the   company,   in   November   1997.   He   served   as  vice
  president-business development of A. O. Smith Corporation from October 1992.

JOHN J. KITA

  Vice President, Treasurer and Controller

  Mr. Kita, 43, was elected vice president, treasurer and controller in April 1996. From 1995 to 1996 he was treasurer and controller. Prior thereto, he served as assistant treasurer since he joined the company in 1988.

RONALD E. MASSA

  Senior Vice President and President of A. O. Smith Water Products Company

  In February 1999, Mr. Massa, 49, became president of A. O. Smith Water Products Company, a division of the company. He was elected senior vice president in June 1997. He served as the president of A. O. Smith Automotive Products Company, a former division of the company, from June 1996 to April 1997. He was the president of A. O. Smith Water Products Company from 1995 to June 1996 and held other management positions in the Water Products Company prior thereto. He joined the company in 1976.

ALBERT E. MEDICE

  Vice President - Europe

  Mr. Medice, 56, was elected vice president - Europe in 1995. Previously, from 1990 to 1995, he was the general manager of A. O. Smith Electric Motors (Ireland) Ltd., a subsidiary of the company. Mr. Medice joined A. O. Smith in 1986 as vice president-marketing for its Electrical Products Company division.

EDWARD J. O'CONNOR

  Vice President - Human Resources and Public Affairs

  Mr. O'Connor, 58, has been vice president - human resources and public affairs for the company since 1986. He joined A. O. Smith in 1970.

STEVE W. RETTLER

  Vice President - Business Development

  Mr. Rettler, 44, was elected vice president - business development in July 1998. Previously he was vice president and general manager of Brady Precision Tape Co., a manufacturer of specialty tape products for the electronics market.

W. DAVID ROMOSER

  Vice President, General Counsel and Secretary

  Mr. Romoser, 55, was elected vice president, general counsel and secretary in March 1992.

                                     PART II


ITEM 5 - MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

       (a) Market Information. The Common Stock is listed on the New York Stock Exchange. The Class A Common Stock of A. O. Smith Corporation is listed on the American Stock Exchange. The symbols for these classes of the company's stock are: AOS for the Common Stock and SMCA for the Class A Common Stock. Firstar Trust Company, P. O. Box 2077, Milwaukee, Wisconsin 53201 serves as the registrar, stock transfer agent and the dividend reinvestment agent for both classes of the company's common stock.

       Quarterly Common Stock Price Range
       ----------------------------------

         1998                 1st Qtr.      2nd Qtr.      3rd Qtr.     4th Qtr.
         ----                 --------      --------      --------     ---------
         Common Stock
         High                 29-23/24        35-2/3        35-7/8            27
         Low                    26-7/8        28-2/3        18-3/4      15-13/16

         Class A Common
         High                   29-2/3        35-1/3        35-2/3       26-1/16
         Low                  27-11/12       29-2/25            19        16-3/8

         1997                 1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
         ----                 --------      --------      --------      --------
         Common Stock
         High                   23-3/4            25        26-1/2      28-11/12
         Low                   19-1/12       22-7/12        22-2/3        26-1/2

         Class A Common
         High                   23-1/2        24-5/6        26-1/3        28-3/4
         Low                    19-5/6        22-2/3        23-1/6      26-11/12

       (b) Holders. As of January 31, 1999, the number of shareholders of record of Common Stock and Class A Common Stock were 1,383 and 614, respectively.

       (c) Dividends. Dividends paid on the common stock are shown in Note 14 to the Consolidated Financial Statements appearing elsewhere herein. The company's credit agreements contain certain conditions and provisions which restrict the company's payment of dividends. Under the most restrictive of these provisions, retained earnings of $65.8 million were unrestricted as of December 31, 1998.

       (d)    Stock Repurchase Authority. As of February 22, 1999, approximately
              8.4 million shares of Class A Common Stock and Common Stock had been repurchased for $211 million under three stock repurchase authorizations granted by the Board of Directors in 1997.

ITEM 6 - SELECTED FINANCIAL DATA
(Dollars in Thousands, except per share amounts)

                                                                     Years Ended December 31
                                       ----------------------------------------------------------------------------------


                                            1998             1997              1996             1995              1994
                                            ----             ----              ----             ----              ----
Net sales - continuing operations      $   917,569      $   832,937       $   781,193       $   696,700      $   648,004

Earnings
Continuing operations                       44,491           37,553            25,249            23,995           17,066

Discontinued operations:
   Operating earnings                            -           15,231            40,168            37,418           40,281
   Gain on disposition                           -          101,046                 -                 -                -
                                       -----------      -----------       -----------       -----------      -----------
   Earnings                                      -          116,277            40,168            37,418           40,281
                                       -----------      -----------       -----------       -----------      -----------

Net earnings                           $    44,491      $   153,830       $    65,417       $    61,413      $    57,347
                                       ===========      ===========       ===========       ===========      ===========


Basic earnings per share
  of common stock
Continuing operations                     $   1.89          $  1.36          $    .81          $    .77         $    .55
Discontinued operations                          -             4.21              1.28              1.19             1.28
                                          --------          -------          --------          --------         --------

Net earnings                              $   1.89          $  5.57          $   2.09          $   1.96         $   1.83
                                          ========          =======          ========          ========         ========


Diluted earnings per share
  of common stock
Continuing operations                     $   1.84          $  1.33          $    .79          $    .76         $    .54
Discontinued operations                          -             4.13              1.27              1.18             1.27
                                          --------          -------          --------          --------         --------

Net earnings                              $   1.84          $  5.46          $   2.06          $   1.94         $   1.81
                                          ========          =======          ========          ========         ========

Cash dividends per common share           $    .47          $   .45          $    .44          $    .39         $    .33


                                                                           December 31
                                       ----------------------------------------------------------------------------------

                                            1998             1997              1996             1995              1994
                                            ----             ----              ----             ----              ----

Total assets                           $   767,432      $   716,516       $   871,152       $   748,479      $   660,546

Long-term debt                             131,203          100,972           238,446           190,938          166,126

Total stockholders' equity                 401,093          399,705           424,639           372,364          312,745





The company  adopted FAS No. 121,  "Accounting  for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be Disposed Of" effective January 1, 1996.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW
A. O. Smith Corporation achieved record earnings from continuing operations in 1998 of $44.5 million or $1.84 per diluted share compared with $37.6 million or $1.33 per diluted share in 1997. The Electric Motor Technologies and Water Systems Technologies platforms established new sales records in 1998. Details of individual segment performance will be discussed later in this section.

Working capital at December 31, 1998 was $155.2 million compared with the company's working capital of $237.8 million and $103.4 million at December 31, 1997 and 1996, respectively. The company purchased General Electric (GE) Company's Scottsville, Kentucky compressor motor business for $125.6 million during the third quarter of 1998. The reduction in cash and cash equivalents by $108.2 million during 1998 was primarily attributable to the acquisition. The majority of the increases to receivables and inventory accounts during 1998 were a result of the acquisition and the buyout of the partner in our Chinese water heater joint venture in late 1998. The majority of the increase in working capital in 1997 was due to the net cash proceeds received from the sale of the company's automotive products business.

Capital expenditures were $27.9 million in 1998 compared with $44.9 million in 1997 and $37.8 million in 1996. The drop in capital spending during 1998 was principally due to lower capital expenditures in the Electric Motor Technologies business. The company expects that cashflow from operations will adequately cover 1999 capital expenditures.

The company's two joint ventures in the People's Republic of China were established in the fourth quarter of 1995. The company invested $7.1 million in these joint ventures during 1998 compared with $13.7 million in 1997.

Long-term debt increased $30.2 million from $101.0 million at December 31, 1997 to $131.2 million at December 31, 1998. In conjunction with the Scottsville acquisition, the company issued $30 million in senior notes under a loan facility with The Prudential Insurance Company of America. The notes mature in 2018 and carry an interest rate of 6.66%. As a result, the company's leverage, as measured by total debt to total capital, edged up to 25.3% at the end of 1998 versus 21.0% at the end of 1997.

The company repurchased 1,188,450 shares of its common stock during 1998 under its stock repurchase program. Since the program's inception in January 1997, approximately 8.4 million shares have been repurchased.

During 1998, the company split its stock 3-for-2 in the form of a 50% stock dividend on its common stock. The stock dividend increased the number of Common stock and Class A common stock shares outstanding to approximately 23.3 million shares. A. O. Smith Corporation has paid dividends for 59 consecutive years. A total of $.47 per share was paid in 1998 versus $.45 in 1997.

RESULTS OF OPERATIONS
Sales from continuing operations in 1998 were $917.6 million surpassing 1997 sales of $832.9 million by almost $85 million, or more than ten percent. The majority of the increase in sales was attributable to the acquisition in July of GE's domestic compressor motor business. The higher 1998 sales also benefited from a full year of sales from the acquisition of UPPCO, a manufacturer of subfractional horsepower C-frame electric motors made in March 1997 and a resurgence in the domestic air conditioning market. The strong electric motor sales in 1998 combined with moderate growth in sales of commercial water heating equipment more than offset declines in sales of fiberglass pipe and storage tank products. Sales in 1997 increased approximately $52 million compared with

1996 sales of $781.2 million, primarily as a result of $57 million of additional sales associated with the aforementioned acquisition of UPPCO.

The company's gross profit margin for continuing operations in 1998 was 20.4 percent, essentially the same as the 20.5 percent margin in 1997 and a full percentage point less than the 1996 margin of 21.4 percent. The unfavorable trend in margin from 1996 to 1997 was due to the lower margin associated with subfractional motors as well as the pricing concessions that were prevalent in the water heater industry.

Sales for the Electric Motor Technologies segment in 1998 increased $89.3 million or almost 23 percent to a record $480.0 million from 1997 sales of $390.7 million. Sales in 1996 were $337.1 million. Most of the increase in sales in 1998 was due to the previously discussed compressor motor acquisition and the recognition of a full year of sales from the 1997 UPPCO acquisition. Sales were also bolstered by a recovery in the hermetic motor business resulting from improvement in the heating, ventilating and air conditioning industry (HVAC). The increase in sales from 1996 to 1997 was due to the acquisition of UPPCO.

Earnings for the Electric Motor Technologies segment in 1998 were $55.7 million or almost 24 percent higher than the $45.0 million earned in 1997. Earnings in 1996 were $42.4 million. The continuing improvement in earnings over this time period resulted primarily from the higher sales volume.

Sales for the Water Systems Technologies segment increased modestly from $287.5 million in 1997 to $294.8 million in 1998. Sales in 1996 were $291.3 million. The growth in 1998 sales resulted from higher sales of commercial water heaters resulting from a strong commercial construction market and an expanded commercial product offering as well as record sales performance by the segment's European operations. Sales in 1997 declined from the levels achieved in 1996 primarily as a result of lower industry unit volumes and prices for residential products.

Earnings for Water Systems Technologies have remained fairly constant over the past three years. The favorable impact of improving commercial sales and ongoing cost reduction activities have been offset by an aggressive pricing environment in the residential market segment, as well as costs to start up a new manufacturing facility and develop distributor channels for its Chinese operation. During the fourth quarter of 1998, the company acquired the 20 percent share owned by its partner in the Chinese operation and established the Nanjing operation as a wholly foreign owned enterprise.

Sales for the Other segment declined from $154.7 million in 1997 to $142.8 million in 1998. Sales in 1996 were $152.8 million. Weakness in the petroleum production and chemical markets caused by low oil and chemical prices resulted in reduced capital spending in these industries and an associated reduction in demand for storage tanks and fiberglass pipe. Earnings in 1998 were significantly lower than 1997 due to the lower volume.

Selling, general, and administrative (SG&A) expense in 1998 was $106.6 million, about equal to the prior two years. Relative to sales, SG&A dropped steadily from a 1996 level of 13.7 percent to 11.6 percent in 1998. Higher general and administrative expense associated with the aforementioned acquisitions was offset by a reduction in general corporate expenses resulting from the divestiture of the company's automotive products business in April 1997 as well as cost reduction activities at the operating units.

Interest expense was $6.9 million in 1998 compared with $7.8 million and $8.1 million in 1997 and 1996, respectively. The lower interest expense in 1998 was the result of slightly lower interest rates and increased interest amounts associated with major plant and equipment expenditures being capitalized.

Interest income in 1998 was $3.8 million, or $5.2 million less than 1997, as marketable securities were liquidated to fund the $126 million compressor motor acquisition and the repurchase of slightly more than one million shares of common stock.

The company's effective tax rate in 1998 was 34.7 percent and was equivalent to the 1997 rate. The 1996 tax rate was 37.0 percent. The lower rates in 1998 and 1997 resulted from the utilization of state loss carry-forwards associated with liquidated subsidiaries and research and development tax credits. Consolidated earnings from continuing operations in 1998 increased 18.5 percent to a record $44.5 million compared with 1997 earnings of $37.6 million, reflecting the favorable impact of the Electric Motor Technologies acquisitions and improvement in certain of its markets. Diluted earnings per share of $1.84 in 1998 were 38 percent higher than the $1.33 earned in 1997 and include the positive effect of additional share repurchases made during the year. Earnings per share in 1996 amounted to $.79.

Outlook
For 1999, the company expects the difficulties at its Storage and Fiberglass Products businesses to persist and is cautiously optimistic about the market for the products of its Water Systems business segment. The company believes the Electric Motors business will improve over 1998 as it benefits from the incremental business of the compressor motor acquisition as well as the "Tier One" supply agreement signed with York International in July 1998.

The company continues to aggressively pursue accretive acquisitions such as the UPPCO C-Frame motor business and the previously discussed Scottsville compressor motor business. The company considers the pursuit of such acquisitions to be a very important element in its strategy for growth, especially considering the slower near term prospects of its non-motor businesses. Although the company believes 1999 earnings, excluding acquisitions, will increase over 1998 levels, accretive acquisitions will be required to achieve its target of 15 percent annual growth in earnings per share. The company recently indicated that it is comfortable with analyst estimates for 1999 ranging between $1.95 and $2.05 per share.

OTHER MATTERS

Year 2000
The company continues its efforts begun several years ago to address its potential Year 2000 (Y2k) issues. It has organized its activities to prepare for Y2k under a company-wide plan that involves four steps: Assessment, Modification, Testing and Implementation.

The company's business segments operate independently of each other. Each business segment has a core of full-time individuals who have been assigned specific Y2k responsibilities in addition to their regular assignments. The Y2k readiness project is a company-wide effort and is monitored centrally.

The assessment phase is complete and the modification phase is nearing completion. Key customers, vendors and service providers have been queried about their Y2k readiness and their responses are being analyzed. Follow-up efforts have commenced to obtain feedback from critical suppliers.

The testing and implementation phases for renovated information technology (IT) systems are underway. Implementation of all new and renovated systems that are Y2k compliant should be completed by the end of the first quarter of 1999. Testing should be completed by the end of 1999.

The company anticipates that it will be Y2k compliant by the end of 1999 with respect to internal IT and non-IT systems and does not anticipate any material adverse effect on its business operations, products or financial prospects.

Costs specifically associated with renovating software for Y2k readiness are funded through operating cash flows and expensed as incurred. Y2k-related costs have not had a material effect on the company's financial position or results of operations. The company expects to incur total costs of approximately $2.0 million on the Y2k problem of which the remaining costs are estimated to be $500 thousand. Costs of replacing some of the company's systems with Year 2000 compliant systems have been capitalized as these new systems were acquired for business reasons and not to remediate Y2k problems, if any, in the former systems.

The company believes that all critical IT and non-IT systems and processes will be Y2k compliant and allow the company to continue operations in the Year 2000 and beyond with no material impact on its financial position or results of operations. Unanticipated problems including but not limited to, critical suppliers and business partners not meeting their commitments to be Y2k ready and the loss of critical skilled personnel, could result in an undetermined financial risk.

As part of its ongoing Year 2000 Project, business continuity plans may be expanded by the middle of 1999 for potential contingencies regarding currently unforeseen Y2k problems.

Environmental
The company's operations are governed by a number of federal, state and local environmental laws concerning the generation and management of hazardous materials, the discharge of pollutants into the environment and remediation of sites owned by the company or third parties. The company has expended substantial financial and managerial resources complying with such laws. Expenditures related to environmental matters were not material in 1998 and are not expected to be material in any single year. Although the company believes that its operations are in compliance with such laws and maintains procedures designed to maintain compliance, there are no assurances that substantial additional costs for compliance will not be incurred in the future. However, since the same laws govern the company's competitors, the company should not be placed at a competitive disadvantage.

Market Risk
The company is exposed to various types of market risks, primarily currency and certain commodities. The company monitors its risks in such areas on a continuous basis and, generally enters into futures contracts to minimize such exposures for periods of less than one year. The company does not engage in speculation in its derivatives strategies. Further discussion regarding derivative instruments is contained in Note 1 to the Consolidated Financial Statements.

Commodity risks include raw material price fluctuations. The company uses futures contracts to fix the cost of its expected needs with the objective of reducing risk. Futures contracts are purchased over time periods and at volume levels which approximate expected usage. At December 31, 1998, the company had commodity futures contracts amounting to approximately $38 million of commodity purchases. A hypothetical 10 percent change in the underlying commodity price of such contracts would have a potential impact of $3.8 million. It is important to note that gains and losses from the company's future contract activities would be offset by gains and losses in the underlying commodity purchase transactions being hedged.

In addition, the company enters into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. At December 31, 1998, the company had foreign currency contracts outstanding of approximately $31 million. Assuming a hypothetical 10 percent movement in the respective currencies, the potential foreign exchange gain or loss associated with the change in rates would amount to $3.1 million. It is important to note that gains and losses from the company's forward contract activities would be offset by gains and losses in the underlying transactions being hedged.

The majority of the company's debt is at fixed rates with insurance companies at various maturities. The interest income on the company's cash equivalents is subject to short term rate fluctuations. Due to the short-term nature of cash investments and the majority of debt being held at fixed rates, the company would not expect interest rate fluctuations to have a material impact on future earnings or cash flows.

Forward Looking Statements
Certain statements in this report are forward-looking statements. Although the company believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business, there can be no assurance that its financial goals will be realized. Although a significant portion of the company's sales are derived from the replacement of previously installed product and such sales are therefore less volatile, numerous factors may affect actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the company. Among such numerous factors the company includes the continued growth of the worldwide heating, ventilating and air conditioning market; the weather and its impact on the heating and air conditioning market; the pricing environment for residential water heaters; capital spending trends in the oil, petrochemical and chemical markets; and the successful development of the company's business in China.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risk" above.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:                                        Form 10-K
                                                                     Page Number


   Report of Independent Auditors.............................................18

   Consolidated Balance Sheet at December 31, 1998 and 1997...................19

   For each of the three years in the period ended December 31, 1998:

       - Consolidated Statement of Earnings...................................20

       - Consolidated Statement of Comprehensive Income.......................20

       - Consolidated Statement of Cash Flows.................................21

       - Consolidated Statement of Stockholders' Equity.......................22

   Notes to Consolidated Financial Statements............................23 - 38

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS

The Board of Directors and Stockholders
A. O. Smith Corporation


We have audited the accompanying consolidated balance sheet of A. O. Smith Corporation as of December 31, 1998 and 1997 and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index in
Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. O. Smith Corporation at December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                               ERNST & YOUNG LLP

Milwaukee, Wisconsin
January 18, 1999

CONSOLIDATED BALANCE SHEET

December 31 (dollars in thousands)
--------------------------------------------------------------------------------
                                                            1998         1997
--------------------------------------------------------------------------------
Assets
  Current Assets
  Cash and cash equivalents                             $  37,666      $145,896
  Receivables                                             133,764       126,232
  Inventories                                              99,984        79,049
  Deferred income taxes                                    11,376        11,849
  Other current assets                                      4,599         2,702
                                                          -------      --------
  Total Current Assets                                    287,389       365,728

  Net property, plant, and equipment                      248,770       207,756
  Investments in and advances to joint ventures             2,449        25,605
  Prepaid pension                                          51,525        37,468
  Other assets                                             30,398        28,176
  Goodwill                                                146,901        51,783
                                                          -------      --------
  Total Assets                                           $767,432      $716,516
                                                          =======       =======

Liabilities
--------------------------------------------------------------------------------
  Current Liabilities
  Trade payables                                        $  57,429     $  61,299
  Accrued payroll and benefits                             31,385        26,397
  Accrued liabilities                                      18,094        13,556
  Income taxes                                              6,786         6,607
  Product warranty                                          7,892         7,972
  Long-term debt due within one year                        4,629         5,590
  Net current liabilities-discontinued operations           5,942         6,461
                                                          -------      --------
  Total Current Liabilities                               132,157       127,882

  Long-term debt                                          131,203       100,972
  Product warranty                                         19,370        18,349
  Post retirement benefit obligation                       17,417        16,756
  Deferred income taxes                                    42,343        28,442
  Other liabilities                                        23,849        24,410
                                                          -------      --------
  Total Liabilities                                       366,339       316,811
  Commitments and contingencies (notes 7 and 12)

Stockholders' Equity
--------------------------------------------------------------------------------
  Preferred Stock                                               -             -
  Class A Common Stock (shares issued 8,737,575
    and 5,838,858)                                         43,688        29,192
  Common Stock (shares issued 23,811,787 and
    15,860,792)                                            23,812        15,861
  Capital in excess of par value                           51,121        72,542
  Retained earnings                                       499,954       466,514
  Accumulated other comprehensive income                   (1,488)       (1,579)
  Treasury stock at cost                                 (215,994)     (182,825)
                                                          -------      --------
  Total Stockholders' Equity                              401,093       399,705
                                                          -------      --------
  Total Liabilities and Stockholders' Equity            $ 767,432     $ 716,516
                                                          =======      ========

See accompanying notes which are an integral part of these statements.


CONSOLIDATED STATEMENT OF EARNINGS


Years ended December 31 (dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------------------------------------------
                                                                  1998           1997             1996
--------------------------------------------------------------------------------------------------------------------

Continuing Operations
     Net sales                                                   $917,569        $832,937        $781,193
     Cost of products sold                                        730,543         662,227         614,218
                                                                  -------         -------         -------

     Gross profit                                                 187,026         170,710         166,975
     Selling, general, and administrative expenses                106,622         106,999         107,350
     Interest expense                                               6,887           7,762           8,114
     Interest income                                               (3,828)         (9,035)           (341)
     Other expense - net                                            4,382           3,328           5,629
                                                                  -------         -------         -------
                                                                   72,963          61,656          46,223
     Provision for income taxes                                    25,283          21,359          17,080
                                                                  -------         -------         -------

     Earnings before equity in loss
         of joint ventures                                         47,680          40,297          29,143
     Equity in loss of joint ventures                              (3,189)         (2,744)         (3,894)
                                                                  -------         -------         -------

Earnings from Continuing Operations                                44,491          37,553          25,249

Discontinued Operations
     Earnings from operations less related income
         tax (1997 - $7,698 and 1996 - $19,988)                         -          15,231          40,168
     Gain on disposition less related income tax
         of $71,538                                                     -         101,046               -
                                                                  -------         -------         -------

Net Earnings                                                     $ 44,491        $153,830        $ 65,417
                                                                  =======         =======         =======

Basic Earnings Per Share of Common Stock
     Continuing Operations                                          $1.89           $1.36        $    .81
     Discontinued Operations                                             -           4.21            1.28
                                                                  -------         -------         -------
     Net Earnings                                                   $1.89           $5.57           $2.09
                                                                  =======         =======         =======

Diluted Earnings Per Share of Common Stock
     Continuing Operations                                          $1.84           $1.33        $    .79
     Discontinued Operations                                             -           4.13            1.27
                                                                  -------         -------         -------
     Net Earnings                                                   $1.84           $5.46           $2.06
                                                                  =======         =======         =======


CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Years ended December 31 (dollars in thousands)
----------------------------------------------------------------------------------------------------------------------
                                                                     1998            1997            1996
----------------------------------------------------------------------------------------------------------------------

Net earnings                                                      $44,491        $153,830         $65,417
Foreign currency translation                                           91         (1,637)              98
Translation adjustment related to
      sale of Mexican affiliate                                         -           7,459               -
                                                                  -------         -------         -------

Comprehensive Income                                              $44,582        $159,652         $65,515
                                                                  =======         =======         =======

See accompanying notes which are an integral part of these statements


CONSOLIDATED STATEMENT OF CASH FLOWS


Years ended December 31 (dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------
                                                                             1998           1997           1996
Operating Activities
Continuing
    Net earnings                                                        $   44,491       $ 37,553     $   25,249
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation and amortization                                      31,173         26,286         23,601
         Equity in loss of joint ventures                                    3,189          2,744          3,894
         Net change in current assets and liabilities                       (3,564)         7,212         21,746
         Net change in other noncurrent assets and liabilities               1,719          4,958          3,312
         Other                                                                 591          1,495          2,630
                                                                        ----------      ---------     ----------

Cash Provided by Operating Activities                                       77,599         80,248         80,432
                                                                        ----------      ---------     ----------

Investing Activities
    Capital expenditures                                                   (27,876)       (44,886)       (37,804)
    Acquisition of businesses                                             (126,273)       (60,918)        (1,111)
    Investment in joint ventures                                            (7,138)       (13,719)       (15,147)
    Other                                                                   (2,139)        (1,295)        (2,567)
                                                                        ----------      ---------     ----------

Cash Used by Investing Activities                                         (163,426)      (120,818)       (56,629)
                                                                        ----------      ---------     ----------

Cash Flow Provided (Used) by Continuing Operations
    before Financing Activities                                            (85,827)       (40,570)        23,803

Discontinued
Cash provided (used) by operating activities                                (2,941)      (106,132)       113,644
Cash used by investing activities                                                -        (52,456)      (177,116)
Proceeds from disposition                                                        -        773,090              -
Tax payments associated with disposition                                         -       (106,039)             -
                                                                        ----------      ---------     ----------
Cash Flow Provided (Used) by Discontinued Operations
    before Financing Activities                                             (2,941)       508,463        (63,472)

 Financing Activities
    Long-term debt incurred                                                 30,028              -         58,507
    Long-term debt retired                                                  (5,590)      (143,816)        (4,000)
    Purchase of treasury stock                                             (33,241)      (176,550)             -
    Net proceeds from common stock and option activity                         224          3,757            539
    Tax benefit from exercise of stock options                                 168            884             28
    Dividends paid                                                         (11,051)       (12,677)       (13,807)
                                                                        ----------      ---------     ----------
Cash Provided (Used) by Financing Activities                               (19,462)      (328,402)        41,267
                                                                        ----------      ---------     ----------
    Net increase (decrease) in cash and cash equivalents                  (108,230)       139,491          1,598
    Cash and cash equivalents--beginning of year                           145,896          6,405          4,807
                                                                        ----------      ---------     ----------

Cash and Cash Equivalents--End of Year                                  $   37,666      $ 145,896   $      6,405
                                                                         =========      =========    ===========


See accompanying notes which are an integral part of these statements.


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


Years ended December 31 (dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------
                                                                              1998             1997            1996
--------------------------------------------------------------------------------------------------------------------------
Class A Common Stock
Balance at beginning of year                                             $    29,192     $    29,231      $   29,443
Conversion of Class A Common Stock                                               (94)            (39)           (212)
Three-for-two stock split                                                     14,590               -               -
                                                                          ----------      ----------       ---------
Balance at end of year                                                   $    43,688     $    29,192      $   29,231
                                                                          ----------      ----------       ---------

Common Stock
Balance at beginning of year                                             $    15,861     $    15,853      $   15,811
Conversion of Class A Common Stock                                                19               8              42
Three-for-two stock split                                                      7,932               -               -
                                                                          ----------      ----------       ---------
Balance at end of year                                                   $    23,812     $    15,861      $   15,853
                                                                          ----------      ----------       ---------

Capital in Excess of Par Value
Balance at beginning of year                                             $    72,542      $   69,410      $   68,871
Conversion of Class A Common Stock                                                75              31             170
Exercise of stock options                                                        344           2,217             341
Tax benefit from exercise of stock options                                       168             884              28
Stock incentives and directors' compensation                                     561               -               -
Three-for-two stock split                                                    (22,569)              -               -
                                                                          ----------      ----------       ---------
Balance at end of year                                                   $    51,121      $   72,542       $  69,410
                                                                          ----------       ---------        --------

Retained Earnings
Balance at beginning of year                                             $   466,514       $ 325,361        $273,751
Net earnings                                                                  44,491         153,830          65,417
Cash dividends on common stock                                               (11,051)        (12,677)        (13,807)
                                                                         -----------        --------         -------
Balance at end of year                                                   $   499,954       $ 466,514        $325,361
                                                                          ----------        --------         -------

Accumulated Other Comprehensive Income
Balance at beginning of year                                            $     (1,579)    $    (7,401)     $   (7,499)
Foreign currency translation adjustments                                          91          (1,637)             98
Translation adjustments related to sale of
    Mexican affiliate                                                              -           7,459               -
                                                                          ----------      ----------       ---------
Balance at end of year                                                  $     (1,488)    $    (1,579)     $   (7,401)
                                                                          ----------      ----------       ---------

Treasury Stock
Balance at beginning of year                                               $(182,825)    $    (7,815)     $   (8,013)
Purchase of treasury stock                                                   (33,241)       (176,550)              -
Exercise of stock options, net of 7,416 shares
    surrendered as proceeds in 1998                                              (73)          1,540             198
Stock incentives and directors' compensation                                     145               -               -
                                                                          ----------      ----------       ---------
Balance at end of year                                                     $(215,994)      $(182,825)     $   (7,815)
                                                                            --------        --------       ---------

Total Stockholders' Equity                                                 $ 401,093       $ 399,705        $424,639
                                                                            ========        ========         =======

See accompanying notes which are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Significant Accounting Policies

Organization. A. O. Smith Corporation is a diversified manufacturer serving customers world-wide. The company's major product lines include: fractional horsepower, subfractional horsepower and hermetic electric motors; residential and commercial water heaters; fiberglass piping systems and water waste water, and dry storage systems. The company's products are manufactured and marketed primarily in North America. The company has two plants in Europe and two plants in China. Original equipment manufacturers are the largest customers of the electric motor technologies unit. Water heaters are distributed principally through a diverse network of plumbing wholesalers. Fiberglass piping is sold through a network of distributors to the service station market and the petroleum production industry as well as the chemical/industrial market. Storage tanks are sold through a network of dealers to municipalities, industrial concerns and farmers.

Consolidation and basis of presentation. The consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries.

Investment in joint ventures. At December 31, 1997, the company accounted for its two joint ventures in the People's Republic of China on the equity method as the local venture partners held certain participating rights. In December 1998, the company bought out its partner in one of the joint ventures (see Note 3) and accordingly, the company has consolidated this entity at December 31, 1998 while continuing to account for the other joint venture on the equity method.

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

Fair values. The carrying amounts of cash and cash equivalents, receivables, trade payables and long-term debt approximated fair value as of December 31, 1998 and 1997.

Foreign currency translation. For all subsidiaries outside the United States with the exception of Mexico, the company uses the local currency as the functional currency. For these operations, assets and liabilities are translated into U.S. dollars at year-end exchange rates and revenues and expenses are translated at weighted average exchange rates. The resulting translation adjustments are recorded as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in net earnings.

Cash and cash equivalents. The company considers all highly liquid investments, generally with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, consisting principally of money market funds, totaled $26.9 million at December 31, 1998 and $140 million at December 31, 1997. The cost of these securities are considered to be "available for sale" for financial reporting purposes.

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

Goodwill. Goodwill, representing the excess of cost over net assets of businesses acquired, is stated at cost and is amortized on a straight-line basis over the estimated periods benefited ranging from 15 to 40 years. Amortization charged to operations amounted to $2.9 million, $1.4 million and $.5 million in 1998, 1997 and 1996, respectively.

Impairment of long-lived assets. Property, plant and equipment, investments in joint ventures, other long-term assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve judgment.

Derivative instruments. The company enters into futures contracts to fix the cost of certain raw material purchases, principally copper and aluminum, with the objective of minimizing cost risk due to market fluctuations. Any differences between the company's fixed price and current market prices are included as part of the inventory cost when the contracts mature. As of December 31, 1998, the company had contracts covering the majority of its expected copper and a portion of its expected aluminum requirements for 1999. These futures contracts limit the impact from both favorable and unfavorable price changes. The effect of these programs was not material to the results of operations for the three years ended December 31, 1998.

As a result of having various foreign operations, the company is exposed to the effect of foreign currency rate fluctuations on the U.S. dollar value of its foreign subsidiaries. Further, the company and its subsidiaries conduct business in various foreign currencies. To minimize the effect of fluctuating foreign currencies on its income, the company enters into foreign currency forward contracts. The contracts are used to hedge known foreign currency transactions on a continuing basis for periods consistent with the company's exposures.

The company does not engage in speculation. The difference between market and contract rates is recognized in the same period in which gains or losses from the transactions being hedged are recognized. The contracts, which are executed with major financial institutions, generally mature within one year with no credit loss anticipated for failure of the counterparties to perform.

The following table summarizes, by currency, the contractual amounts of the company's forward exchange contracts.

December 31 (dollars in thousands)          1998                  1997
--------------------------------------------------------------------------------
                                     Buy         Sell        Buy           Sell

  U.S. dollar                       $ 2,400     $2,400    $  2,500    $    6,400
  British pound                         498      1,991       2,563         1,139
  French franc                            -          -           -         2,565
  Canadian dollar                         -          -         709             -
  Mexican peso                       32,535          -      32,486             -
                                     ------   --------      ------     ---------
        Total                       $35,433     $4,391     $38,258       $10,104
                                     ======      =====      ======        ======

The contracts in place at December 31, 1998 and 1997 amounted to approximately 80 percent of the company's anticipated subsequent year exposure for those currencies hedged.

Revenue recognition. The company recognizes revenue upon shipment of product to the customer.

Research and development. Research and development costs are charged to expense as incurred and amounted to approximately $17.8, 17.2 and $17.3 million for continuing operations during 1998, 1997 and 1996, respectively.

Environmental remediation costs. The company accrues for losses associated with environmental obligations when such losses are probable and reasonably estimable. Costs of estimated future expenditures are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is probable. The accruals are adjusted as facts and circumstances change.

Stock split. On June 9, 1998 the company's Board of Directors declared a three-for-two stock split of the company's Class A Common Stock and Common Stock in the form of a stock dividend to stockholders of record on July 31, 1998 and payable on August 17, 1998. All references in the financial statements to number of shares outstanding, price per share, per share amounts and stock option plan data have been restated to reflect the split.

Earnings per share of common stock.. The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted average shares used in the earnings per share calculations:

                                                1998        1997        1996
--------------------------------------------------------------------------------
Denominator for basic earnings per share--
   weighted average shares                   23,583,790   27,634,307  31,383,292
Effect of dilutive stock options                600,114      556,978     350,997
                                             ----------   ----------  ----------
Denominator for diluted earnings per share   24,183,904   28,191,285  31,734,289
                                             ==========   ==========  ==========

Reclassifications. Certain prior year amounts have been reclassified to conform to the 1998 presentation.

New accounting standards. During 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the Statement), which is required to be adopted for years beginning after June 15, 1999. The Statement will require the company to recognize all derivatives in the balance sheet at fair value. The company will adopt the Statement no later than January 1, 2000 and estimates that the effect will not be material to its results of operations, financial position or cash flows.

During 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued two Statements of Position
(SOP) that are applicable to the company - SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-1 requires that certain computer software costs be capitalized and SOP 98-5 requires costs of start-up activities to be expensed as incurred. Since the company currently complies with the requirements of SOP 98-1 and SOP 98-5, these pronouncements will have no impact.

2.     Acquisitions

On July 1, 1998, the company acquired certain assets of General Electric Company's domestic compressor motor business (Scottsville) for $125.6 million. On March 31, 1997, the company acquired UPPCO, Incorporated (UPPCO), a manufacturer of subfractional C-frame electric motors, for approximately $60.9 million. On December 6, 1995, the company acquired the stock of Peabody TecTank Inc. (TecTank), a manufacturer of dry bulk storage tanks, for approximately $19.1 million, which included a final purchase price adjustment of $1.1 million in 1996. The acquisitions were accounted for using the purchase method of accounting and, accordingly, the financial statements include the operating results of the acquisitions from their respective dates of acquisition. The purchase prices have been allocated to the assets acquired and the liabilities assumed based upon their respective fair values at the date of acquisition. The excess of the purchase prices over the fair values of net assets acquired, $92.6, $46.2 and $7.0 million for Scottsville, UPPCO and TecTank, respectively, have been recorded as goodwill.

As discussed in Note 1, the company purchased its partner's interest in its water systems venture in December 1998. The excess of the consideration paid, including the distribution to the partner of certain inventories and equipment, over the fair values of the assets acquired amounted to $5.3 million and has been recorded as goodwill.

On a pro forma basis, the unaudited consolidated results from continuing operations assuming the acquisition of Scottsville and UPPCO occurred on January 1, 1997 follows:

Years ended December 31 (dollars in thousands)     1998           1997
--------------------------------------------------------------------------------
Net sales                                        $984,370       $964,043
Earnings                                           47,841         40,749
Earnings per share:
  Basic                                              2.03           1.47
  Diluted                                            1.98           1.45

The pro-forma results have been prepared for informational purposes only and include adjustments to depreciation expense of acquired plant and equipment, amortization of goodwill, increased interest expense on acquisition debt and certain other adjustments, together with related income tax effects of all such adjustments. Anticipated efficiencies from the consolidation of certain manufacturing activities and anticipated lower material costs related to the consolidation of purchasing have been excluded from the amounts included in the pro forma operating results. These pro-forma results do not purport to be indicative of the results of operations that would have occurred had the purchases been made as of the beginning of the periods presented or of the results of operations that may occur in the future.

3.     Discontinued Operations

On April 18, 1997, the company sold its automotive products business, excluding its Mexican automotive affiliate, for $710 million. On October 1, 1997, the company sold the remainder of its automotive business with the sale of its 40% interest in its Mexican affiliate (Metalsa) for $63 million. The operating results of the automotive businesses prior to their disposition have been reported separately as discontinued operations in the accompanying financial statements. Net sales of the discontinued operations were $296.2 and $863.0 million for the period ended April 18, 1997 and year ended December 31, 1996, respectively.

Liabilities of the discontinued business at December 31, 1998 and 1997 consisted primarily of employee obligations and other retained liabilities net of deferred income taxes. Certain expenses were allocated to the discontinued operations through the date of sale, including interest expense, which was allocated based on the ratio of net assets of the discontinued operations to the total consolidated net assets of the company.

4.     Statement of Cash Flows

Supplemental cash flow information is as follows:

Years ended December 31 (dollars in thousands)     1998      1997      1996
-----------------------------------------------------------------------------
  Receivables                                    $ 5,977   $ 2,870   $13,945
  Inventories                                     (8,897)    7,539    (5,491)
  Other current assets                              (906)    1,187       434
  Trade payables                                  (4,527)   (8,346)   13,187
  Accrued liabilities, including
   payroll and benefits                            4,694     1,894      (539)
  Income taxes                                        95     2,068       210
                                                  ------    ------   -------
                                                 $(3,564)  $ 7,212   $21,746
                                                  ======    ======    ======

5.     Inventories

December 31 (dollars in thousands)                     1998            1997
--------------------------------------------------------------------------------
Finished products                                    $58,534        $  45,091
Work in process                                       18,354           19,656
Raw materials                                         50,542           42,870
Supplies                                               1,350            1,634
                                                     -------          -------
                                                     128,780          109,251
Allowance to state inventories at LIFO cost           28,796           30,202
                                                     -------          -------
                                                    $ 99,984        $  79,049
                                                     =======          =======
6.     Property, Plant and Equipment

December 31 (dollars in thousands)                     1998            1997
--------------------------------------------------------------------------------
Land                                                $  6,575         $  6,323
Buildings                                            101,134           91,127
Equipment                                            399,324          352,697
                                                     -------          -------
                                                     507,033          450,147
Less accumulated depreciation                        258,263          242,391
                                                     -------          -------
                                                    $248,770         $207,756
                                                     =======          =======

Interest on borrowed funds during construction of $1.5, $1.0 and $.2 million was capitalized in 1998, 1997 and 1996, respectively.

7.     Long-Term Debt and Lease Commitments

December 31 (dollars in thousands)                     1998            1997
--------------------------------------------------------------------------------
Bank credit lines, average year-end interest
  rate of 6.4% for 1998 and 4.8% for 1997          $   6,789        $   1,929

Notes with insurance companies, expiring
  through 2018, average year-end interest
  rate of 7.0% for 1998 and 7.1% for 1997            111,543           86,172

Other notes, expiring through 2012, average
   year-end interest rate of 4.6% for 1998
   and 5.2% for 1997                                  17,500           18,461
                                                     -------          -------

                                                     135,832          106,562
Less amount due within one year                        4,629            5,590
                                                     -------          -------
                                                    $131,203         $100,972
                                                     =======          =======

The company has a $100 million multi-year revolving credit agreement with a group of nine banks which expires June 30, 2001. At its option, the company maintains either cash balances or pays fees for bank credit and services.

On July 1, 1998, the company issued $30 million in senior notes under a loan facility with the Prudential Insurance Company of America. The notes mature in 2018 and carry an interest rate of 6.66%.

The company's credit agreement and term loans contain certain conditions and provisions which restrict the company's payment of dividends. Under the most restrictive of these provisions, retained earnings of $65.8 million were unrestricted as of December 31, 1998.

Borrowings under the bank credit lines are supported by the revolving credit agreement and accordingly, have been classified as long-term. It has been the company's practice to renew or replace the revolving credit agreement so as to maintain the availability of debt on a long-term basis and to provide 100 percent backup for its bank credit lines borrowings.

Long-term debt,  maturing  within each of the five years  subsequent to December
31,  1998,  is  as  follows:  1999-$4.6;  2000-$9.6;   2001-$11.1;   2002-$13.3;
2003-$11.7 million.

Future minimum payments under noncancelable operating leases from continuing operations total $40.1 million and are due as follows: 1999-$8.6; 2000-$6.3; 2001-$5.4; 2002-$4.0; 2003-$3.3; and thereafter- $12.5 million. Rent expense for continuing operations, including payments under operating leases, was $14.3, $12.9 and $12.1 million in 1998, 1997 and 1996, respectively.

Interest paid by the company for continuing and discontinued operations, was $6.4, $13.0 and $15.1 million in 1998, 1997 and 1996, respectively.

8.     Stockholders' Equity

The company's authorized capital consists of 3 million shares of Preferred Stock $1 par value, 14 million shares of Class A Common Stock $5 par value and 60 million shares of Common Stock $1 par value. The Common Stock has equal dividend rights with Class A Common Stock and is entitled, as a class, to elect 25 percent of the board of directors and has 1/10th vote per share on all other matters.

During 1998, 1997 and 1996,  19,914,  10,950 and 63,665 shares of Class A Common
Stock were converted into Common Stock, respectively. Regular dividends paid on the Class A Common and Common Stock amounted to $.47, $.45 and $.44 per share in 1998, 1997 and 1996, respectively.

On January 27, 1997, the company's Board of Directors approved the repurchase of up to 3 million shares of Common Stock. On June 10, 1997 and December 9, 1997, the Board authorized the repurchase of up to $80 million and $50 million, respectively, of additional Common Stock. During 1998 and 1997, the company purchased 4,800 and 21,750 shares of Class A Common Stock and 1,183,650 and 7,211,063 shares of Common Stock, respectively. At December 31, 1998, 31,740 and 9,226,036 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock. At December 31, 1997, 26,940 and 8,089,341 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

9.     Stock Options

The company has two Long-Term Executive Incentive Compensation Plans for granting of nonqualified and incentive stock options to key employees. These plans have terminated except as to outstanding options. The company will submit a proposal to stockholders in 1999 for approval to reserve an additional 1.5 million shares of Common Stock under a new Long-Term Executive Incentive Compensation Plan (2000 Plan). Options become exercisable one year from date of grant and, for active employees, expire ten years after date of grant. The number of shares available for granting of options at December 31, 1997 and 1996 was 221,550 and 396,600, respectively. Options as to 55,800 shares granted in 1998 under the 2000 Plan are subject to approval by the stockholders.

Changes in option shares, all of which are Common Stock, were as follows:


                                             Weighted
                                              Average
                                             Per Share                      Years Ended December 31
                                              Exercise        ---------------------------------------------------
                                             Price-1998             1998              1997              1996
                                           ---------------          ----              ----              ----

Outstanding at beginning of year                $13.22            1,883,025         1,963,200        1,686,900

Granted
   1998--$18.31 to $29.83 per share              18.63              277,350
   1997--$27.25 per share                                                             175,050
   1996--$16.33 and $18.00 per share                                                                   309,150

Exercised
   1998--$5.79 to $18.33 per share                8.34             (137,475)
   1997--$5.63 to $18.33 per share                                                   (255,225)
   1996--$5.63 to $18.33 per share                                                                     (32,850)
                                                     -            ---------         ----------       ---------


Outstanding at End of Year
   (1998--$4.67 to $29.83 per share)             14.29            2,022,900         1,883,025        1,963,200
                                                                  =========         =========        =========

Exercisable at End of Year                       13.60            1,745,550         1,707,975        1,654,050
                                                                  =========         =========        =========

During 1998, an executive elected to defer the gain related to the exercise of 107,100 options. As a result, the executive deferred the receipt of 79,870 shares of Common Stock for which the company's obligation to issue the shares is included within Stockholders' Equity.

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and exercisable at December 31, 1998:

                                                                                    Weighted-
                         Options        Weighted       Options        Weighted      Average
                      Outstanding at    Average     Exercisable at     Average     Remaining
     Range of          December 31,     Exercise      December 31,    Exercise    Contractual
  Exercise Prices         1998           Price          1998           Price          Life
-------------------   --------------    --------    --------------    --------    -----------
$4.67 to $5.63            537,600        $5.16         537,600         $ 5.16       2 years
$8.67                     163,200         8.67         163,200           8.67       4 years
$16.33 to $18.33        1,138,200        17.31         869,700          17.00       8 years
$25.25 to $29.83          183,900        27.30         175,050          27.25       9 years
                        ---------                    ----------
                        2,022,900                    1,745,550
                        =========                    =========


SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The company has chosen to continue applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, because the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant , no compensation expense has been recognized. Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the company's pro forma earnings and earnings per share from continuing operations would have been as follows:

Years ended December 31 (dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------
                                          1998             1997           1996
--------------------------------------------------------------------------------
Earnings:
    As reported                        $44,491         $ 37,553       $ 25,249
    Pro forma                           43,637           36,655         24,370
Earnings per share:
    As reported:
        Basic                            $1.89            $1.36       $    .81
        Diluted                           1.84             1.33            .79
    Pro forma:
        Basic                             1.85             1.33            .78
        Diluted                           1.80             1.31            .77


The weighted-average fair value per option at the date of grant during 1998, 1997 and 1996 using the Black-Scholes option-pricing model, was $6.26, $7.51 and $4.97, respectively. Assumptions were as follows:


                                           1998            1997           1996
--------------------------------------------------------------------------------
Expected life (years)                      4.0              4.0            4.0
Risk-free interest rate                    4.6%             5.9%           6.3%
Dividend yield                             2.1%             2.0%           2.1%
Expected volatility                       44.1%            30.4%          34.7%

10.    Pension and Other Post-retirement Benefits

The company provides retirement benefits for all United States employees and has several foreign pension plans, none of which are material to the company's financial position. Plan assets consist primarily of marketable equities and debt securities. The company also has several unfunded defined benefit post-retirement plans covering certain hourly and salaried employees which provide medical and life insurance benefits from retirement to age 65.

The following tables present the changes in benefit obligation, plan assets, funded status and major assumptions used to determine these amounts for domestic pension and post-retirement plans.

                                                        Pension Benefits               Other Benefits
                                                        ----------------               --------------
Years ended December 31 (dollars in thousands)        1998          1997           1998             1997
------------------------------------------------------------------------------------------------------------------
Change in benefit obligations
Benefit obligation at beginning of year             $(495,215)    $(441,766)     $(15,208)         $(14,999)
Service cost                                           (4,368)       (2,765)         (194)             (222)
Interest cost                                         (35,761)      (35,944)       (1,026)           (1,155)
Participant contributions                                   -             -          (165)             (132)
Plan amendments                                        (2,462)         (984)            -             1,133
Acquisitions                                                -             -        (1,627)                -
Actuarial losses including
    assumption changes                                (25,543)      (47,014)         (129)           (1,334)
Benefits paid                                          35,752        33,258         2,037             1,501
                                                     --------     ---------       -------           -------

Benefit obligation at end of year                   $(527,597)    $(495,215)     $(16,312)         $(15,208)
                                                     ========      ========       =======           =======

Change in plan assets
Fair value of plan assets at beginning of year      $ 580,865     $ 503,933      $      -          $      -
Actual return on plan assets                           83,743       110,190             -                 -
Contribution by the company                                 -             -         1,872             1,369
Participant contributions                                   -             -           165               132
Benefits paid                                         (35,752)      (33,258)       (2,037)           (1,501)
                                                     --------     ---------       -------           -------

Fair value of plan assets at end of year            $ 628,856     $ 580,865      $     -           $      -
                                                     ========      ========       =======           =======

Funded status                                       $ 101,259     $  85,650      $(16,312)         $(15,208)
Unrecognized net transition asset                      (2,376)       (3,315)            -                 -
Unrecognized net actuarial gain                       (51,985)      (47,378)       (1,755)           (2,046)
Unrecognized prior service cost                         4,627         2,511          (981)           (1,133)
                                                     --------     ---------     ---------          --------

Prepaid pension asset (accrued cost)                $  51,525     $  37,468      $(19,048)         $(18,387)
                                                     ========      ========       =======           =======

Major assumptions as of December 31
Discount rate                                           7.00%          7.25%        7.00%              7.25%
Expected return on plan assets                         10.25%         10.25%          n/a                n/a
Rate of compensation increase                           4.00%          4.00%        4.00%              4.00%
Health care cost trend rate                               n/a            n/a        6.00%              6.00%

                                                          Pension Benefits                         Other Benefits
                                                  --------------------------------          ------------------------------
Years ended December 31 (dollars in thousands)    1998          1997          1996          1998         1997         1996
-----------------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost
Service cost                                  $   4,368     $   2,765     $   2,815      $   194      $   222     $    298
Interest cost                                    35,761        35,944         9,610        1,026        1,155        1,318
Expected return on plan assets                  (53,100)      (49,845)      (18,589)           -            -            -
Amortization of prior service cost                  346           959           484         (152)           -            -
Amortization of transition asset                   (939)         (939)       (1,791)           -            -            -
Amortization of  net actuarial gain                   -             -           (62)        (162)        (367)        (117)
                                                -------       -------        -------        ----         -----        -----

Benefit cost (income)                          $(13,564)     $(11,116)     $ (7,533)      $  906       $1,010       $1,499
                                                =======       =======       =======         ====        =====        =====

Net periodic benefit cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

Pursuant to the agreement to sell the automotive products business, the buyer assumed the obligations for all post-retirement benefits other than pensions. The company retained all existing pension assets as well as all pension benefit obligations earned through the closing date. Accordingly, investment return on these assets and interest cost on the obligation subsequent to the sale are included in the calculation of net periodic pension income, whereas, such amounts prior to the sale are excluded as they were allocated to the components of discontinued operations pension expense. Subsequent to the closing date, the buyer assumed the responsibility for pension service earned by active employees of the automotive business.

Accrued post-retirement benefit cost is included in the consolidated balance sheet in the accounts shown below:

December 31 (dollars in thousands)          1998               1997
---------------------------------------------------------------------
Accrued liabilities                       $  1,631          $  1,631
Post retirement benefit obligation          17,417            16,756
                                            ------            ------
Accrued postretirement benefit cost        $19,048          $ 18,387
                                            ======           =======

The company does not provide post-retirement health care benefits beyond age 65. Certain hourly employees retiring after January 1, 1996 are subject to a maximum annual benefit and salaried employees hired after December 31, 1993 are not eligible for post-retirement medical benefits. As a result, a one percentage point change in the health care cost trend rate would not have a significant effect on the amounts reported.

The company has a defined contribution profit sharing and retirement plan covering salaried nonunion employees which provides for annual corporate contributions of 35 percent to 140 percent of qualifying contributions made by participating employees. The amount of the company's contribution in excess of 35 percent is dependent upon the company's profitability. The company's contribution, including amounts for discontinued operations through the sale date, was $3.5, $3.5 and $5.3 million for 1998, 1997 and 1996, respectively.

11.    Income Taxes

The components of the provision for income taxes for continuing operations consisted of the following:

Years ended December 31 (dollars in thousands)    1998       1997        1996
-------------------------------------------------------------------------------

Current:
   Federal                                       $14,633    $26,475     $13,002
   State                                           1,236        607       3,143
   Foreign                                           718        894         708
Deferred                                           9,796     (4,917)        627
Business tax credits                              (1,100)    (1,700)       (400)
                                                  ------    --------     -------

Provision for income taxes                       $25,283    $21,359     $17,080
                                                  ======     ======      ======

The tax provision differs from the statutory U.S. federal rate due to the following items:

Years ended December 31 (dollars in thousands)    1998       1997         1996
--------------------------------------------------------------------------------

Provision at federal statutory rate              $25,537    $21,580     $16,178
Foreign income taxes                                (662)      (158)          5
State income and franchise taxes                   1,807      1,450       1,581
Business and foreign tax credits                  (1,100)    (1,700)       (400)
Non-deductible items                                 555        568         675
Foreign sales corporation benefit                   (854)      (381)       (959)
                                                  ------     ------      -------

Provision for income taxes                       $25,283    $21,359     $17,080
                                                  ======     ======      ======

The domestic and foreign components of income from continuing operations before income taxes were as follows:

Years ended December 31 (dollars in thousands)     1998       1997        1996
--------------------------------------------------------------------------------

Domestic                                         $68,491    $58,740     $43,527
Foreign                                            4,472      2,916       2,696
                                                  ------     ------      ------

                                                 $72,963    $61,656     $46,223
                                                  ======     ======      ======

Total taxes paid by the company amounted to $6.5, $133.6 and $29.9 million in 1998, 1997 and 1996, respectively.

No provision for U.S. income taxes has been made on the undistributed earnings of foreign subsidiaries as such earnings are considered to be permanently invested. At December 31, 1998, the undistributed earnings amounted to $14.7 million. It is not practical to determine the income tax liability that would result had such earnings been repatriated. In addition, no provision or benefit for U. S. income taxes have been made on foreign currency translation gains or losses.

The approximate tax effects of temporary differences of assets and liabilities between income tax and financial reporting for continuing operations are as follows:

December 31 (dollars in thousands)
-------------------------------------------------------------------------------------
                                           1998                         1997
                                     --------------------      ---------------------
                                     Assets   Liabilities      Assets    Liabilities
-------------------------------------------------------------------------------------
Employee benefits                   $15,374       $20,754      $12,765       $13,655
Product liability and warranty        9,381             -        9,021             -
Depreciation differences                  -        28,877            -        17,338
Finance leases                            -         1,208            -         2,025
All other                                 -         4,883            -         5,361
                                     ------       -------      -------        ------

                                    $24,755       $55,722     $ 21,786       $38,379
                                     ======        ======      =======        ======

Net liability                                     $30,967                    $16,593
                                                   ======                     ======

These deferred tax assets and liabilities are classified in the balance sheet as current or long-term based on the balance sheet classification of the related assets and liabilities as follows:

December 31 (dollars in thousands)               1998               1997
----------------------------------------------------------------------------

Current deferred income tax assets            $ 11,376            $  11,849
Long-term deferred income tax liabilities      (42,343)             (28,442)
                                               -------              --------

Net liability                                 $ 30,967             $ 16,593
                                               =======              =======

12.    Litigation and Insurance Matters

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

A lawsuit for damages and declaratory judgments in the Circuit Court of Milwaukee County, State of Wisconsin, in which the company is plaintiff is pending against three insurance companies for failure to pay in accordance with liability insurance policies issued to the company. The insurers have failed to pay, in full or in part, certain judgments, settlements and defense costs incurred in connection with closed lawsuits alleging damages for economic losses claimed to have arisen out of alleged defects in Harvestore animal feed storage equipment ("underlying claims"). In October 1998, the Wisconsin Appellate Court, First District, entered an order which reversed the decision of the Circuit
Court which had granted the company partial summary judgment against two insurance companies with respect to three of the underlying claims. The company's petition to the Wisconsin Supreme Court to accept its appeal of this decision was denied in January 1999 and the Appellate Court remanded the case to the trial court with directions to grant summary judgment in favor of the two insurance companies with respect to the subject underlying claims. The lawsuit is continuing in the trial court with respect to the balance of the underlying claims brought by the company against those two insurance companies and the third insurance company. While the company has, in part, assumed applicability of this coverage, an adverse judgment should not be material to its financial condition.

When the United States Environmental Protection Agency ("EPA") or state environmental agencies (collectively "Regulatory Agencies") determine that hazardous substances have been released to the environment at a site (a "Contaminated Site"), they may designate parties they believe have contributed hazardous materials to the site as potentially responsible parties ("PRPs"). Under applicable environmental laws, each PRP that contributed hazardous substances to a Contaminated Site may be jointly and severally liable for the costs associated with cleaning up the site. Typically, PRPs negotiate with the relevant Regulatory Agencies regarding the selection and implementation of a plan to clean up the site and the terms of the PRPs' involvement in the process. PRPs also negotiate with each other regarding allocation of each PRP's share of the clean up costs.

As part of its routine business operations, the company disposes of and recycles or reclaims certain industrial waste materials, chemicals and solvents at disposal and recycling facilities which are licensed by appropriate Regulatory Agencies and are owned and operated by third parties unrelated to the company. The company is currently involved as a PRP in judicial and administrative proceedings initiated on behalf of Regulatory Agencies seeking to clean up eleven such Contaminated Sites and to recover costs they have incurred or will incur as to those sites. The company has also been designated a PRP with respect to a former mining site in Colorado which is a Contaminated Site being cleaned up by the EPA. The company held the majority of the stock of a Colorado mining company for a period of time from 1935 to 1942. Estimates of clean up costs at this site have exceeded $150,000,000. The company maintains that its status as a stockholder does not confer any liability on it for remediation of the site and accordingly has not participated in remediation. Nonetheless, it is monitoring the EPA's actions with respect to the site. While it is impossible to rule out any EPA action, the company believes it has valid defenses to any liability at this site and will vigorously defend any claims made against it with respect to the site.

It is impossible at this time to estimate the total cost of remediation for the twelve Contaminated Sites, or the company's ultimate share of those costs, primarily because the sites are in various stages of the remediation process and issues remain open at many sites concerning the selection and implementation of the final remedy, the cost of that remedy and the company's liability at a site relative to the liability and viability of the other PRPs. Other uncertainties are based upon the current status of the law.

Expenditures and reserves related to cleaning up the environment at Contaminated Sites have not been material to the company in any single year, including 1998 and, based on information known to the company, are not expected to be material to the company in any single year in the future. The company has established reserves for these matters in a manner that is consistent with generally accepted accounting principles for costs associated with such clean ups when those costs are capable of being reasonably estimated. To the best of the company's knowledge, the reserves it has established and insurance proceeds that are available to the company are sufficient to cover the company's liability at the known Contaminated Sites. The company further believes its insurers have the financial ability to pay any such covered claims and there are viable PRPs at each of the sites which have the financial ability to pay their respective shares of liability at the sites.

With respect to non-environmental claims, the company has self-insured a portion of its product liability loss exposure and other business risks for many years. The company has established reserves which it believes are adequate to cover incurred claims. For the year ended December 31, 1998, the company had $60 million of third-party product liability insurance for individual losses in excess of $1.5 million and for aggregate losses in excess of $10 million.

13.    Operations by Segment

The  company   reevaluates  its  exposure  on  claims   periodically  and  makes
adjustments to its reserves as appropriate.

In 1998, the company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise, replacing the "Industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did result in the restatement of the historical segment information presented for 1997 and 1996.

The company is organized based on the products it offers and under this organizational structure has two reportable segments: Electric Motor Technologies and Water System Technologies, with other insignificant segments being aggregated as "Other". The Electric Motor Technologies segment manufactures fan motors used in furnaces, air conditioners and blowers, as well as fractional horsepower motors used in other consumer products and jet pump motors sold to manufacturers of home water systems, swimming pools, hot tubs and spas. In addition, the Electric Motor Technologies segment manufactures hermetic motors which are sold worldwide to manufacturers of compressors used in air conditioning and refrigeration systems, as well as subfractional horsepower motors used in appliances, builders' products and a number of other applications. The Water Systems Technologies segment manufactures residential gas and electric water heaters as well as commercial water heating systems used in a wide range of applications including hotels, laundries, car washes, factories and large institutions. The other segment is comprised of two operating segments; one manufactures fiberglass piping systems and the other manufactures liquid and dry bulk storage systems. Neither of these operating segments represented a minimum of ten percent of total segment revenues, assets or profits in 1998 and are not projected to achieve these thresholds in the near future.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" outlined in Note 1. Intersegment sales have been excluded from segment revenues and are immaterial. Earnings before interest and taxes (EBIT), as adjusted for the pretax equity in the losses of the company's joint ventures, is used to measure the performance of the segments and allocate resources.


Operations by segment
                                                        Earnings before
                                                       Interest and Taxes                  Net Sales
                                                  --------------------------       -------------------------
Years ended December 31 (dollars in millions)     1998       1997       1996       1998       1997      1996
-------------------------------------------------------------------------------------------------------------------
Electric Motor Technologies                       $55.7      $45.0      $42.4     $480.0     $390.7    $337.1

Water Systems Technologies                         29.6       28.9       29.0      294.8      287.5     291.3

Other                                               8.4       10.7       11.1      142.8      154.7     152.8
                                                   ----       ----      -----      -----      -----     ------

Total Segments                                     93.7       84.6       82.5     $917.6     $832.9    $781.2
                                                                                   =====      =====     =====

Financial Services                                 (0.6)      (4.1)      (2.8)
General Corporate and Research
   and Development Expenses                       (22.3)     (24.6)     (29.6)
Interest (Expense) Income - Net                    (3.1)       1.3       (7.8)
                                                 -------     -----      -----

Earnings from Continuing Operations
   before Income Taxes                             67.7       57.2       42.3
Provision for Income Taxes                        (23.2)     (19.6)     (17.1)
                                                 ------     ------     ------

Earnings from Continuing Operations             $  44.5     $ 37.6      $25.2
                                                 ======      =====       ====

Electric  Motor  Technologies  included sales to York  International  of $128.5,
$93.5 and $91.5 million in 1998, 1997 and 1996, respectively.




Assets, depreciation and capital expenditures by segment


                                                                  Depreciation and              Capital
                                                                    Amortization              Expenditures
                                        Total Assets                (Years Ended              (Years Ended
                                        (December 31)               December 31)              December 31)
----------------------------------------------------------------------------------------------------------------------
(dollars in millions)            1998     1997     1996      1998     1997     1996      1998     1997      1996
----------------------------------------------------------------------------------------------------------------------

Electric Motor Technologies      $378.5  $239.8   $163.1     $18.8    $14.1    $12.1     $14.0    $27.9    $19.8

Water System Technologies         168.1   161.0    152.8       6.7      6.6      6.3       4.2      9.0     13.0

Other                              94.3    92.5     87.6       4.7      4.7      4.6       9.4      7.5      4.2
                                 ------  ------    -----     -----    -----    -----     -----    -----    -----

   Total Segments                 640.9   493.3    403.5      30.2     25.4     23.0      27.6     44.4     37.0

Corporate Assets                  126.5   223.2    110.1       1.0      0.9      0.6       0.3      0.5      0.8

Discontinued Operations               -       -    357.6          -    13.2     40.8         -     39.1    132.4
                                 ------  ------    -----     -----    -----    -----     -----    -----    -----

   Total                         $767.4  $716.5   $871.2     $31.2    $39.5    $64.4     $27.9    $84.0   $170.2
                                 ======  ======    =====     =====    =====    =====     =====    =====    =====

Corporate assets consist primarily of cash, cash equivalents, deferred taxes and prepaid pension.

Net sales and long-lived assets by geographic location

The following data by geographic area includes net sales based on product shipment destination and long-lived assets based on physical location. Long-lived assets include net property, plant and equipment and other long-term assets and exclude intangible assets and long-lived assets of discontinued operations.

                                     Net Sales               Long-Lived Assets
                              ----------------------     -----------------------
(dollars in millions)         1998     1997     1996     1998    1997      1996
--------------------------------------------------------------------------------

United States                $818.2   $735.3   $690.4   $230.8   $193.5   $194.8

Mexico                          7.5      5.8      4.0     71.7     70.6     60.5

Other Foreign                  91.9     91.8     86.8     28.3     34.9     26.3
                             ------   ------   ------   ------   ------   ------

Total                        $917.6   $832.9   $781.2   $330.8   $299.0   $281.6
                              =====    =====    =====    =====    =====    =====


14.  Quarterly Results of Operations (Unaudited)

(dollars in millions, except per share amounts)
-----------------------------------------------------------------------------------------------------------
                                  1st Quarter        2nd Quarter         3rd Quarter         4th Quarter
                                1998      1997      1998      1997      1998      1997      1998     1997
-----------------------------------------------------------------------------------------------------------

Net sales - continuing        $222.9    $196.2    $226.7    $224.9    $243.3    $206.0    $224.7    $205.8
Gross profit - continuing       45.8      42.8      47.8      48.6      47.0      38.9      46.4      40.4
Earnings
   Continuing                   10.2       7.1      12.6      11.7      11.0       9.0      10.7       9.8
   Discontinued                    -      12.8         -      96.1         -       1.0         -       6.4
   Net earnings                 10.2      19.9      12.6     107.7      11.0      10.0      10.7      16.2
Basic earnings per share
   Continuing                    .42       .23       .54       .41       .47       .34       .46       .39
   Discontinued                    -       .42         -      3.40         -       .04         -       .25
   Net earnings                  .42       .65       .54      3.81       .47       .38       .46       .64
Diluted earnings per share
   Continuing                    .41       .23       .52       .40       .46       .33       .45       .37
   Discontinued                    -       .41         -      3.33         -       .04         -       .25
   Net earnings                  .41       .64       .52      3.73       .46       .37       .45       .62
Common dividends declared        .11       .11       .11       .11       .12       .11       .12       .11


Net earnings and dividends declared per share are computed separately for each period and, therefore, the sum of such quarterly per share amounts may differ from the total for the year.

See note 7 for restrictions on the payment of dividends.



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the heading "Election of Directors" in the corporation's definitive Proxy Statement dated March 5, 1999 for the Annual Meeting of Stockholders to be held April 14, 1999 is incorporated herein by reference. The information required regarding Executive Officers of the corporation is included in Part I of this Form 10-K under the caption "Executive Officers of the Corporation."

The information included under the heading "Compliance with Section 16(a) of the Securities Exchange Act" in the corporation's definitive Proxy Statement dated March 5, 1999 for the Annual Meeting of Stockholders to be held on April 14, 1999 is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information included under the heading "Executive Compensation" in the corporation's definitive Proxy Statement dated March 5, 1999 for the April 14, 1999 Annual Meeting of Stockholders is incorporated herein by reference, except for the information required by paragraphs (i), (k) and (l) of Item 402(a)(8) of Regulation S-K.

In addition, the information so incorporated by reference is revised to reflect the following matters, which were unintentionally not reflected in such Proxy
Statement:

       (a) the following should be added to the information under the heading "Director Compensation" in the Proxy Statement: "In 1998 the A. O. Smith Non-Employee Directors' Retirement Plan was terminated. The participation of current directors in the Plan ceased and shares of Common Stock with an aggregate market value equivalent to the present value of the director's future benefit under the Plan were awarded to each director. The shares awarded have been deferred under the Directors' Deferred Compensation Plan. A total of 13,138 shares of Common Stock were awarded and deferred including 3,338; 3,846; 3,338; 348 and 2,268 shares respectively for Messrs. Barrett, Schuenke, Arthur O. Smith and Bruce M. Smith and Dr. Pytte".

       (b) Mr. Bertrand's salary for 1998 as set forth in the Summary Compensation Table should be $220,000 rather than $200,000.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information included under the headings "Principal Stockholders" and "Security Ownership of Directors and Management" in the corporation's Proxy Statement dated March 5, 1999 for the April 14, 1999 Annual Meeting of Stockholders is incorporated herein by reference.

In addition, the information so incorporated by reference is revised to reflect the following, which was unintentionally not reflected in such Proxy Statement:

Amounts shown in the column the heading of which is "Amount and Nature of Beneficial Ownership" under the heading "Security Ownership of Directors and Management" in the Proxy Statement for Messrs. Barrett, Buehler, Pokelwaldt, Schuenke and Dr. Pytte and for all directors, nominees and executive officers as a group include 3,672; 295; 295; 4,180 and 2,602 shares, respectively, of Common Stock, the receipt of which such persons have deferred under the Directors' Deferred Compensation Plan. In addition, amounts shown in such column for Messrs. Arthur O. Smith and Bruce M. Smith do not include 3,672 and 682 shares, respectively, of Common Stock, the receipt of which such persons have deferred under the Directors' Deferred Compensation Plan, and the amount shown in such column for all directors, nominees and executive offices as a group does not include such shares.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included under the headings and "Compensation Committee Interlocks and Insider Participation" in the corporation's Proxy Statement dated March 5, 1999 for the April 14, 1999 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES and REPORTS ON FORM 8-K

    (a) Financial Statements and Financial Statement Schedules

                                                                       Form 10-K
                                                                     Page Number
                                                                     -----------

        The following consolidated financial statements of A. O. Smith Corporation are included in Item 8:

          Consolidated Balance Sheet at December 31, 1998 and 1997....      19
          For each of the three years in the period ended
          December 31, 1998:
             - Consolidated Statement of Earnings ....................      20
             - Consolidated Statement of Comprehensive Income.........      20
             - Consolidated Statement of Cash Flows...................      21
             - Consolidated Statement of Stockholders' Equity ........      22
          Notes to Consolidated Financial Statements.................. 23 - 38



            The following consolidated financial statement schedule of
            A. O. Smith Corporation is included in Item 14(d):

              Schedule II - Valuation and Qualifying Accounts.........      42

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

    (b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of 1998.

    (c) Exhibits - see the Index to Exhibits on pages 46-47 of this report.

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



                                                  A. O. SMITH CORPORATION

                                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                         (000 Omitted)

                                       Years ended December 31, 1998, 1997 and 1996

                                                        Additions
                                              --------------------------
                              Balance at      Charged to         Charged                        Balance at
                               Beginning       Costs and        to Other                          End of
Description                     of Year        Expenses 1        Accounts       Deductions 2       Year
-----------                   ----------      -----------       ---------       ------------    ----------

1998:
    Valuation allowance
    for trade and notes
    receivable               $    2,840     $    1,027        $     -        $      878        $    2,989


1997:
    Valuation allowance
    for trade and notes
    receivable                    3,473          2,065              -             2,698             2,840


1996:
    Valuation allowance
    for trade and notes
    receivable                    4,796            615              -             1,938             3,473

1 Provision (credit) based upon estimated collection.
2 Uncollectible amounts charged against the reserve


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

                                   SIGNATURES
                                   ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                            A. O. SMITH CORPORATION

                                    By: /s/Robert J.O'Toole
                                        -----------------------------------
                                               Robert J. O'Toole
                                             Chief Executive Officer

                                   Date:     March 17, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 17, 1999 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title                                            Signature
--------------                                            ---------
ROBERT J. O'TOOLE                                 /s/Robert J. O'Toole
                                              ----------------------------------
Chairman of the Board of                             Robert J. O'Toole
  Directors, President and
  Chief Executive Officer

GLEN R. BOMBERGER                                 /s/Glen R. Bomberger
                                              ----------------------------------
Executive Vice President,                              Glen R. Bomberger
  Chief Financial Officer and
  Director

JOHN J. KITA                                      /s/John J. Kita
                                              ----------------------------------
Vice President, Treasurer and Controller                 John J. Kita

TOM H. BARRETT, Director                          /s/Tom H. Barrett
                                              ----------------------------------
                                                        Tom H. Barrett

WILLIAM F. BUEHLER, Director                      /s/William F. Buehler
                                              ----------------------------------
                                                      William F. Buehler

KATHLEEN J. HEMPEL, Director                      /s/Kathleen J. Hempel
                                              ----------------------------------
                                                      Kathleen J. Hempel

ROBERT N. POKELWALDT, Director                    /s/Robert N. Pkelwaldt
                                              ----------------------------------
                                                     Robert N. Pokelwaldt

AGNAR PYTTE, Director                             /s/Agnar Pytte
                                              ----------------------------------
                                                          Agnar Pytte

DONALD J. SCHUENKE, Director                      /s/Donald J. Schuenke
                                              ----------------------------------
                                                      Donald J. Schuenke

ARTHUR O. SMITH, Director                         /s/Arthur O. Smith
                                              ----------------------------------
                                                        Arthur O. Smith

BRUCE M. SMITH, Director                          /s/Bruce M. Smith
                                              ----------------------------------
                                                        Bruce M. Smith

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

     INDEX TO EXHIBITS (continued...)

     Exhibit
     Number           Description

     *(21)            Subsidiaries

     *(23)            Consent of Independent Auditors

     *(27.1)          Financial Data Schedules

     *(27.2) Restated Financial Data Schedule for fiscal year ended December 31, 1997.


     *Filed Herewith