Form 10-Q
period 1999-03-31
SMITH A O CORP
filed 1999-05-14
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1999

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

                P. O. Box 245008, Milwaukee, Wisconsin 53224-9508
                            Telephone: (414) 359-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Class A Common Stock Outstanding as of April 30, 1999: 8,705,835 shares

Common Stock Outstanding as of April 30, 1999: 14,484,442 shares

                              Exhibit Index Page 16

                                      Index


                             A. O. Smith Corporation



Part I. Financial Information

Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Statements of Earnings and Retained Earnings
     - Three months ended March 31, 1999 and 1998                              3

     Condensed Consolidated Balance Sheet
     - March 31, 1999 and December 31, 1998                                    4

     Condensed Consolidated Statement of Cash Flows
     - Three months ended March 31, 1999 and 1998                              5

     Notes to Condensed Consolidated Financial Statements
     - March 31, 1999                                                        6-8

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                   9-12

Item 3. Quantitative and Qualitative Disclosure of Market Risk                12

Part II. Other Information

Item 1. Legal Proceedings                                                     13

Item 4. Submission of Matters to a Vote of Security Holders                   13

Item 6. Exhibits and Reports on Form 8-K                                      14

Signatures                                                                    15

Index to Exhibits                                                             16

PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS

                             A.O. SMITH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              AND RETAINED EARNINGS
                   Three Months ended March 31, 1999 and 1998
                     (000 omitted except for per share data)
                                   (unaudited)

                                                                 Three Months Ended
                                                                      March 31
                                                                      --------
EARNINGS                                                     1999                   1998
--------                                                     ----                   ----

Electric Motor Technologies                                $ 147,875             $ 111,839
Water Systems Technologies                                    81,988                74,554
Other                                                         27,473                36,562
                                                           ---------             ---------
NET SALES                                                    257,336               222,955
Cost of products sold                                        207,003               177,186
                                                           ---------             --------
Gross profit                                                  50,333                45,769
Selling, general and administrative expenses                  28,510                27,900
Interest expense                                               2,331                 1,624
Interest income                                                 (340)               (1,712)
Other expense - net                                            1,955                   722
                                                           ---------             ---------
                                                              17,877                17,235
Provision for income taxes                                     6,475                 6,038
                                                           ---------             ---------
Earnings before equity in loss of joint ventures              11,402                11,197
Equity in loss of joint ventures (note 2)                         -                 (1,019)
                                                           ---------             ---------
NET EARNINGS                                                  11,402                10,178

RETAINED EARNINGS
Balance at beginning of period                               499,954               466,514
Cash dividends on common shares                               (2,795)               (2,751)
                                                           ---------             ---------

BALANCE AT END OF PERIOD                                   $ 508,561             $ 473,941
                                                           =========             =========

EARNINGS PER COMMON SHARE (note 7)
     Basic                                                 $    0.49             $    0.42
     Diluted                                               $    0.48             $    0.41

DIVIDENDS PER COMMON SHARE                                 $    0.12             $    0.12


See accompanying notes to unaudited condensed consolidated financial statements.

PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS


A.O. SMITH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 1999 and December 31, 1998
         (000 omitted)

                                                           (unaudited)
                                                          March 31, 1999         December 31, 1998
                                                          --------------         -----------------
ASSETS
------

CURRENT ASSETS
Cash and cash equivalents (note 3)                         $    17,552             $     37,666
Receivables                                                    171,441                  133,764
Inventories (note 4)                                           100,830                   99,984
Deferred income taxes                                           10,882                   11,376
Other current assets                                             5,058                    4,599
                                                           -----------             ------------
TOTAL CURRENT ASSETS                                           305,763                  287,389


Property, plant and equipment                                  518,680                  507,033
Less accumulated depreciation                                  265,574                  258,263
                                                           -----------             ------------
Net property, plant and equipment                              253,106                  248,770
Goodwill                                                       146,602                  146,901
Other assets                                                    89,709                   84,372
                                                           -----------             ------------
TOTAL ASSETS                                               $   795,180             $    767,432
                                                           ===========             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
CURRENT LIABILITIES
Trade payables                                             $    77,244             $     57,429
Accrued payroll and benefits                                    24,357                   31,385
Product warranty                                                 7,491                    7,892
Accrued income taxes                                             9,758                    6,786
Long-term debt due within one year                               4,629                    4,629
Other current liabilities                                       27,090                   24,036
                                                           -----------             ------------
TOTAL CURRENT LIABILITIES                                      150,569                  132,157

Long-term debt (note 5)                                        131,535                  131,203
Other liabilities                                               62,013                   60,636
Deferred income taxes                                           44,501                   42,343

STOCKHOLDERS' EQUITY:
Class A common stock, $5 par value: authorized
   14,000,000 shares; issued 8,737,575                          43,688                   43,688
Common stock, $1 par value: authorized 60,000,000
   shares; issued  23,811,787                                   23,812                   23,812
Capital in excess of par value                                  51,334                   51,121
Retained earnings (note 5)                                     508,561                  499,954
Accumulated other comprehensive income (note 6)                 (2,230)                  (1,488)
Treasury stock at cost                                        (218,603)                (215,994)
                                                           -----------             ------------

TOTAL STOCKHOLDERS' EQUITY                                     406,562                  401,093
                                                           -----------             ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   795,180             $    767,432
                                                           ===========             ============

See accompanying notes to unaudited condensed consolidated financial statements


PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS

                             A.O. SMITH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   Three Months Ended March 31, 1999 and 1998
                                  (000 omitted
                                   (unaudited

                                                                                    Three Months Ended
                                                                                        March 31
                                                                                        --------
                                                                                   1999             1998
                                                                                   ----             ----
OPERATING ACTIVITIES

CONTINUING
----------
Net earnings                                                                    $ 11,402          $ 10,178
Adjustments to reconcile net earnings to net cash provided/
  (used) by operating activities
         Depreciation and amortization                                             9,003             6,919
         Equity in loss of joint ventures (note 2)                                     -             1,019
         Net change in current assets and liabilities                            (17,383)          (14,711)
         Net change in noncurrent assets and liabilities                          (5,254)           (6,223)
         Other - net                                                                (139)              266
                                                                                --------          --------

CASH USED BY OPERATING ACTIVITIES                                                 (2,371)           (2,552)

INVESTING ACTIVITIES
Capital expenditures                                                             (10,395)           (6,942)
Capitalized purchased software costs                                                (408)             (308)
Investment in joint ventures (note 2)                                                  -            (2,652)
Acquisition of business (note 2)                                                    (531)                -
                                                                                --------          --------

CASH USED BY INVESTING ACTIVITIES                                                (11,334)           (9,902)
                                                                                --------          --------
CASH USED BY CONTINUING OPERATIONS
         BEFORE FINANCING ACTIVITIES                                             (13,705)          (12,454)

DISCONTINUED
------------
Cash used by discontinued operations
         before financing activities                                              (1,301)             (814)

FINANCING ACTIVITIES
Long-term debt incurred                                                              332               641

Purchase of common stock held in treasury                                         (2,691)          (20,231)
Proceeds from common stock options exercised                                          42                 -
Tax benefit from exercise of stock options                                             4                 -
Dividends paid                                                                    (2,795)           (2,751)
                                                                                --------          --------
CASH USED BY FINANCING ACTIVITIES                                                 (5,108)          (22,341)
                                                                                --------          --------

Net decrease in cash and cash equivalents                                        (20,114)          (35,609)
Cash and cash equivalents-beginning of period (note 3)                            37,666           145,896
                                                                                --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 17,552          $110,287
                                                                                ========          ========

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             A. O. SMITH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (unaudited)

1.     Basis of Presentation
       The consolidated financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments consisting of normal accruals considered necessary for a fair presentation of the results of operations and of financial position have been made. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 1998 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the 1999 presentation.


2.     Acquisitions
       Prior to December 1998, the company had majority interests in two joint ventures in the People's Republic of China. These ventures were accounted for on the equity method as the local partners held certain participating rights. In December 1998, the company purchased its partner's interest in the water systems venture, and the company consolidated this entity at December 31, 1998.

       In January 1999, the company purchased its partner's interest in the Chinese fiberglass piping venture. The excess of the consideration paid, including the distribution to the partner of certain inventories and equipment over the fair values of the assets acquired amounted to $750,000 and has been recorded as goodwill. The company consolidated this entity effective January 1, 1999.


3.     Statement of Cash Flows
       For purposes of the Consolidated Statement of Cash Flows, cash and cash equivalents include short-term investments held primarily for cash management purposes. These investments normally mature within three months from the date of acquisition.

4.     Inventories (000 omitted)

                                           Mar. 31, 1999         Dec. 31, 1998
                                           -------------         -------------
       Finished products                       $  59,688           $  58,534
       Work in process                            18,806              18,354
       Raw materials                              49,344              50,542
       Supplies                                    1,768               1,350
                                             -----------         -----------
                                                 129,606             128,780

       Allowance to state inventories
         at LIFO cost                             28,776              28,796
                                             -----------         -----------
                                               $ 100,830           $  99,984
                                             ===========        ============


5.     Long-Term Debt
       The company's long-term credit agreements contain certain conditions and provisions which restrict the company's payment of dividends. Under the most restrictive of these provisions, retained earnings of $65.5 million were unrestricted as of March 31, 1999 for cash dividends and treasury stock purchases.


6.     Comprehensive Earnings (Loss)
       Statement of Financial Accounting Standards (SFAS) No. 130 - "Reporting Comprehensive Income" requires the company to disclose comprehensive earnings/(loss), consisting of net earnings and all other non-owner changes in equity during the period. The company's comprehensive earnings for the first quarter 1999 and 1998 were $10,660,000 and $9,866,000, respectively. Comprehensive earnings, for both periods presented, were comprised of net earnings and foreign currency translation adjustments. No provisions or benefits for U.S. income taxes have been made on these foreign currency translation adjustments.


7.     Earnings per Share of Common Stock
       The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted average shares used in the earnings per share calculations:

                                                        Three Months Ended
                                                              March 31
                                                    ---------------------------
                                                       1999             1998
                                                    -----------     -----------
       Denominator for basic earnings per share
       - weighted-average shares                     23,224,580      24,092,946

       Effect of dilutive stock options                 517,766         620,564
                                                    -----------    ------------

       Denominator for diluted earnings per share    23,742,346      24,713,510
                                                    ===========    ============

8.     Operations by Segment
        (000 omitted)                                   Three Months Ended
                                                             March 31
                                                    -------------------------
                                                      1999            1998
                                                    ----------      ---------
       Net Sales
       ---------
       Electric Motor Technologies                  $  147,875      $ 111,839
       Water Systems Technologies                       81,988         74,554
       Other                                            27,473         36,562
                                                    ----------      ---------
       Net Sales                                    $  257,336      $ 222,955
                                                    ==========      =========

       Earnings before Interest and Taxes
       ----------------------------------
       Electric Motor Technologies                  $   18,146      $  12,917
       Water Systems Technologies                        8,360          6,719
       Other                                                (1)         2,161
                                                    -----------     ---------
       Total Segments                                   26,505         21,797

       General Corporate and Research
             and Development Expenses                   (6,637)        (6,334)
       Interest (Expense)Income - Net                   (1,991)            88
                                                    ----------      ---------
       Earnings before Income Taxes                     17,877         15,551
       Provision for Income Taxes                       (6,475)        (5,373)
                                                    ----------      ---------
       Net Earnings                                 $   11,402      $  10,178
                                                    ==========      =========

       Intersegment sales, which are immaterial, have been excluded from segment revenues. Total assets by segment at March 31, 1999 have not changed materially from December 31, 1998.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FIRST THREE MONTHS OF 1999 COMPARED TO 1998

Sales were $257.3 million in the first quarter of 1999, an increase of $34.3 million or 15% over sales of $223.0 million in the first quarter of 1998. Most of the increase in sales was attributable to the acquisition of General Electric's hermetic motor business in Scottsville, Kentucky in July of 1998. Stronger sales of other motor products and water heaters were partially offset by sharply lower sales of storage tanks and fiberglass piping.

First quarter net earnings of $11.4 million increased $1.2 million or 12% over 1998's first quarter net earnings of $10.2 million primarily as a result of the increased sales. The higher net earnings, and lower shares outstanding that resulted from common stock repurchases during the last twelve months, generated diluted earnings per share of $.48, an increase of 17% compared with $.41 in the first quarter of 1998.

The company's gross profit margin for the first quarter was 19.6% compared with a margin of 20.5% in the first quarter of 1998. The lower gross profit margin was primarily due to the lower sales volume in the company's Other business segment, which includes the company's storage tanks and fiberglass piping businesses.

First quarter sales in the Electric Motor Technologies segment were $147.9 million or $36.1 million higher than the same period last year. The increase was primarily attributable to the Scottsville motor acquisition; the Tier One supply agreement with York International negotiated in July of 1998; and the continuation of a healthy air conditioning motor market during the first quarter of 1999.

First quarter operating profits for Electric Motor Technologies increased significantly from $12.9 million in 1998 to $18.1 million in 1999 as a result of the higher volume and improved operating efficiencies.

First quarter sales of the Water Systems Technologies segment were $82.0 million or 10% higher than 1998 first quarter sales of $74.6 million. A stronger market for standard commercial product, an increase in residential unit volume, and consolidation of the company's Chinese water products operation accounted for the higher sales. In December 1998, the company purchased its partner's interest in the Chinese water systems joint venture and began consolidating financial results at year-end 1998.

First quarter profits of Water Systems Technologies of $8.4 million were $1.7 million, or 25% higher than the $6.7 million generated in the first quarter of 1998 primarily as a result of the increased volume.

First quarter sales in the Other segment declined 25% from the same period last year. Demand for fiberglass pipe declined more steeply than storage tank products as both petroleum production and chemical markets continued at levels significantly lower than in last year's first quarter. The soft demand in these markets is attributable to weak commodity prices and an associated reduction in capital spending by customers in those markets. First quarter sales of bolted storage tanks also declined because of weak commodity prices and a reduction in associated capital spending. In January 1999 the company purchased its partner's interest in its Chinese fiberglass pipe joint venture. Financial results are consolidated in the Other segment.

As a result of the significantly lower volume, earnings of the Other segment were essentially break-even compared with the $2.2 million profit generated in the first quarter of 1998.

Selling, general and administrative (SG&A) expenses for the first quarter of 1999 increased $.6 million from the same period of 1998. As the result of a significantly higher level of sales combined with a relatively small increase in administrative expense, SG&A decreased to 11.1% of sales in the first quarter of 1999, from 12.5% in the first quarter of 1998.

The company recognized net interest expense of $2 million in the first quarter of 1999, compared with net interest income of $.1 million in the same period last year. The decline in net interest income was primarily the result of the aforementioned Scottsville acquisition.

Other expense increased from $.7 million in the first quarter of 1998 to $2.0 million in the same period of 1999. The increase was primarily due to the amortization of goodwill associated with the Scottsville acquisition.

The first quarter effective tax rate was 36.2% in 1999 compared with a 35.0% rate in 1998. The 1998 rate benefited from higher research and development tax credits relative to 1999.

As previously mentioned, the company purchased its partners' interests in the Chinese water products and fiberglass pipe joint ventures effective in December 1998 and January 1999, respectively. In 1998, losses associated with these entities were recorded on an equity basis. In 1999, operating results of these entities are consolidated.

During 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the Statement) which is required to be adopted for years beginning after June 15, 1999. The Statement will require the company to recognize all derivatives in the balance sheet at fair value. The company will adopt the Statement no later than January 1, 2000, and estimates that the effect will not be material to its results of operations, financial position, or cash flows.

Liquidity & Capital Resources
The company's working capital was $155.2 million at March 31, 1999, essentially unchanged from December 31, 1998. Lower cash levels and sales related increases to accounts payable offset the $37.7 million sales related increase to accounts receivable. Cash used by operations was $13.7 million during the quarter, very similar to the $12.5 million used during the first quarter of last year.

Capital expenditures during the first quarter totaled $10.4 million compared with $6.9 million during the same period in 1998. The majority of the increase in capital spending was related to capacity expansion in the motor business. The company expects higher capital spending in 1999 compared to 1998, but expects such capital expenditures to be covered by operating cash flow.

The company repurchased 126,400 shares of its common stock during the first quarter under the company's stock repurchase program. Since the program's inception in January 1997, approximately 8.6 million shares have been repurchased.

At its April 15, 1999 meeting, A. O. Smith's Board of Directors declared a regular quarterly dividend of $.12 per share on its common stock (Class A Common and Common). The dividend is payable on May 17, 1999 to shareholders of record April 30, 1999.

Year 2000
A.O. Smith continues the efforts begun several years ago to address its potential Year 2000 (Y2K) issues. It has organized its activities to prepare for Y2K under a company-wide plan that involves four steps: assessment, modification, testing and implementation..

The company's business segments operate independently of each other. Each business segment has a core of full-time individuals who have been assigned specific Y2K responsibilities in addition to their regular assignments. The Y2K readiness project is a company wide effort and is monitored centrally.

The assessment phase is complete and the modification phase is nearing completion. Key customers, vendors and service providers have been queried about their Y2K readiness, and their responses have been analyzed. Follow-up efforts have commenced to obtain feedback from critical suppliers.

The testing and implementation phases for renovated Information Technology (IT) systems are underway. Implementation of all new and renovated systems that are Y2K compliant should be completed by mid-1999. Testing will be completed during the second half of 1999.

Costs specifically associated with renovating software for Y2K readiness are funded through operating cash flows and expensed as incurred. Y2K-related costs have not had a material effect on the company's financial position or results of operations. The company expects to incur total costs of approximately $2.0 million on the Y2K problem of which the remaining costs are estimated to be $375 thousand. Costs of replacing some of the company's systems with Year 2000 compliant systems have been capitalized as these new systems were acquired for business reasons and not to remediate Y2K problems, if any, in the former systems.

The company believes that all critical IT and non-IT systems and processes will be Y2K compliant and allow the company to continue operations in the Year 2000 and beyond with no material impact on its financial position or results of operations. Unanticipated problems including, but not limited to, critical suppliers and business partners not meeting their commitments to be Y2K ready, and the loss of critical skilled personnel, could result in an undetermined financial risk.

As part of its ongoing Year 2000 Project, business continuity plans may be expanded during 1999 for potential contingencies regarding currently unforeseen Y2K problems.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

As is more fully described in the company's annual report on Form 10-K for the year ended December 31, 1998, the company is exposed to various types of market risks, primarily currency and certain commodities. The company monitors its risks in such areas on a continuous basis and, generally enters into futures contracts to minimize such exposures for periods of less than one year. The company does not engage in speculation in its derivatives strategies. There have been no material changes in the company's futures contracts since December 31, 1998.

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

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS

Dip Tube Litigation
Generally, residential water heaters with a top inlet connection for the cold water supply have a plastic tube which brings the cold water near the bottom of the heater. This tube, which is called the "dip tube", is intended to prevent incoming cold water from mixing with existing hot water. Some of the dip tubes that were supplied by Perfection Corporation to A. O. Smith's Water Products Company and most other water heater manufacturers between August, 1993 and October, 1996 were defective. The defective dip tubes in some instances break off within the water heater or slowly disintegrate and may release small white plastic particles into the plumbing. In either case, the supply of hot water is reduced. Perfection Corporation has advised the Company that the dip tubes are made of non-toxic materials and pose no health risk. The United States Consumer Products Safety Commission has also advised consumers that it poses no health risk.

Since learning of the dip tube problem, the Company has been replacing defective dip tubes and flushing affected water heaters, hot water lines and appliances connected to hot water lines at no cost to consumers. Company-provided toll-free telephone lines and service procedures have been utilized by consumers and plumbers to correct the problem. Nevertheless, ten lawsuits have been filed in 1999 in the state courts of Kansas, Missouri, Illinois, Michigan, California and Tennessee by individual water heater owners against Perfection Corporation and various water heater manufacturers including Rheem Manufacturing Company, American Water Heater Company, Bradford White Corporation, State Industries, Inc., Lochinvar Corporation and A. O. Smith, seeking (i) compensation for alleged damages related to defective dip tubes, (ii) certification as a state class action, and (iii) other forms of relief. Also, the Michigan Attorney General's office in 1999 began an investigation of this matter and served a notice of intended action on the same parties noted above. The Company and other water heater manufacturers that are involved in this investigation are cooperating with the Michigan Attorney General.

Based on information currently available to the Company, as well as the Company's prior experience with litigation, the Company's program to remedy dip tube problems at no cost to the consumer, and the availability of insurance to Perfection Corporation and its customers (the water heater manufacturers), the Company's management believes that the dip tube litigation will not have a material effect on its financial position or results of operation.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         (27)     Financial Data Schedule
         (27-1)   Restated Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the company in the first quarter of 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         A. O. SMITH CORPORATION




May 14, 1999                             /s/John J. Kita
                                         John J. Kita
                                         Vice President,
                                         Treasurer and Controller




May 14, 1999                             /s/G. R. Bomberger
                                         G. R. Bomberger
                                         Executive Vice President
                                         and Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------



Exhibit
Number            Description
------            -----------
 (27)             Financial Data Schedule

 (27-1)           Restated Financial Data Schedule