Form 10-Q
period 1999-06-30
SMITH A O CORP
filed 1999-08-17
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Class A Common Stock Outstanding as of July 30, 1999:  8,701,711 shares

Common Stock Outstanding as of July 30, 1999:  14,519,366 shares

                              Exhibit Index Page 16

                                      Index


                             A. O. Smith Corporation



Part I. Financial Information

Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Statements of Earnings and Retained Earnings
     - Three and six months ended June 30, 1999 and 1998                       3

     Condensed Consolidated Balance Sheet
     - June 30, 1999 and December 31, 1998                                     4

     Condensed Consolidated Statement of Cash Flows
     - Six months ended June 30, 1999 and 1998                                 5

     Notes to Condensed Consolidated Financial Statements
     - June 30, 1999                                                         6-7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                   8-11

Item 3. Quantitative and Qualitative Disclosure of Market Risk                11

Part II. Other Information

Item 1. Legal Proceedings                                                     13

Item 4. Submission of Matters to a Vote of Security Holders                13-14

Item 6. Exhibits and Reports on Form 8-K                                      14

Signatures                                                                    15

Index to Exhibits                                                             16

PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS

                             A.O. SMITH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                              AND RETAINED EARNINGS
                Three and Six Months ended June 30, 1999 and 1998
                     (000 omitted except for per share data)
                                   (unaudited)

                                                              Three Months Ended                       Six Months Ended
                                                                   June 30                                  June 30
                                                                   -------                                  -------
                                                            1999              1998                 1999                 1998
                                                            ----              ----                 ----                 ----

Electric Motor Technologies                               $156,664          $113,765             $304,539             $225,604
Water Systems Technologies                                  78,751            74,295              160,739              148,849
Other                                                       27,355            38,620               54,828               75,182
                                                          --------          --------             --------             -------
NET SALES                                                  262,770           226,680              520,106              449,635
Cost of products sold                                      208,844           178,827              415,847              356,013
                                                          --------          --------             --------             -------
Gross profit                                                53,926            47,853              104,259               93,622
Selling, general and administrative expenses                28,456            26,381               56,966               54,281
Interest expense                                             2,168             1,593                4,499                3,217
Interest income                                               (214)           (1,309)                (554)              (3,021)
Other expense - net                                          1,584               692                3,539                1,414
                                                          --------          --------             --------             --------
                                                            21,932            20,496               39,809               37,731
Provision for income taxes                                   8,017             7,193               14,492               13,231
                                                          --------          --------             --------             --------
Earnings before equity in loss of joint ventures            13,915            13,303               25,317               24,500
Equity in loss of joint ventures                                 -              (674)                  -                (1,693)
                                                          --------          --------             --------             --------
NET EARNINGS                                                13,915            12,629               25,317               22,807

RETAINED EARNINGS
------------------
Balance at beginning of period                             508,561           473,941              499,954              466,514
Cash dividends on common shares                             (2,783)           (2,674)              (5,578)              (5,425)
                                                          --------          --------             --------             --------

BALANCE AT END OF PERIOD                                  $519,693          $483,896             $519,693             $483,896
                                                          ========          ========             ========             ========

EARNINGS PER COMMON SHARE (note 6)
     Basic                                                $   0.60          $   0.54             $   1.09             $   0.96
     Diluted                                              $   0.59          $   0.52             $   1.07             $   0.93

DIVIDENDS PER COMMON SHARE                                $   0.12          $   0.11             $   0.24             $   0.23


See accompanying notes to unaudited condensed consolidated financial statements.

PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS

                             A.O. SMITH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       June 30, 1999 and December 31, 1998
                                  (000 omitted)

                                                                (unaudited)
                                                               June 30, 1999       December 31, 1998
                                                               -------------       -----------------
ASSETS
------
CURRENT ASSETS
Cash and cash equivalents (note 2)                               $  31,703             $   37,666
Receivables                                                        165,335                133,764
Inventories (note 3)                                               102,392                 99,984
Deferred income taxes                                               10,343                 11,376
Other current assets                                                 5,932                  4,599
                                                                 ---------             ----------
TOTAL CURRENT ASSETS                                               315,705                287,389

Property, plant and equipment                                       525,509               507,033
Less accumulated depreciation                                      271,027                258,263
                                                                 ---------             ----------
Net property, plant and equipment                                  254,482                248,770
Goodwill                                                           145,551                146,901
Other assets                                                        92,250                 84,372
                                                                 ---------             ----------
TOTAL ASSETS                                                     $ 807,988             $  767,432
                                                                 =========             ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
Trade payables                                                   $  83,223             $   57,429
Accrued payroll and benefits                                        28,255                 31,385
Product warranty                                                     7,749                  7,892
Accrued income taxes                                                 6,063                  6,786
Long-term debt due within one year                                   4,629                  4,629
Other current liabilities                                           23,609                 24,036
                                                                 ---------             ----------
TOTAL CURRENT LIABILITIES                                          153,528                132,157

Long-term debt (note 4)                                            131,212                131,203
Other liabilities                                                   58,347                 60,636
Deferred income taxes                                               47,286                 42,343

STOCKHOLDERS' EQUITY:
Class A common stock, $5 par value: authorized
   14,000,000 shares; issued 8,733,525                              43,668                 43,688
Common stock, $1 par value: authorized 60,000,000
   shares; issued  23,815,837                                       23,816                 23,812
Capital in excess of par value                                      51,434                 51,121
Retained earnings (note 4)                                         519,693                499,954
Accumulated other comprehensive income (note 5)                     (2,461)                (1,488)
Treasury stock at cost                                            (218,535)              (215,994)
                                                                 ---------             ----------

TOTAL STOCKHOLDERS' EQUITY                                         417,615                401,093
                                                                 ---------             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 807,988             $  767,432
                                                                 =========             ==========


See accompanying notes to unaudited condensed consolidated financial statements

PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS

                             A.O. SMITH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     Six Months Ended June 30, 1999 and 1998
                                  (000 omitted)
                                   (unaudited)


                                                                              Six Months Ended
                                                                                   June 30
                                                                                   -------
                                                                        1999                     1998
                                                                        ----                     ----
OPERATING ACTIVITIES

CONTINUING
----------
Net earnings                                                         $  25,317                 $  22,807
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
        Depreciation and amortization                                   18,242                    13,977
        Equity in loss of joint ventures                                     -                     1,693
        Net change in current assets and liabilities                   (10,298)                  (26,407)
        Net change in noncurrent assets and liabilities                 (8,904)                   (7,619)
        Other - net                                                       (302)                        3
                                                                     ---------                 ---------

CASH PROVIDED BY OPERATING ACTIVITIES                                   24,055                     4,454

INVESTING ACTIVITIES
Capital expenditures                                                   (19,375)                  (12,367)
Capitalized purchased software costs                                      (824)                     (547)
Investment in joint ventures                                                 -                    (5,748)
Acquisition of business                                                   (531)                        -
                                                                     ---------                 ---------

CASH USED BY INVESTING ACTIVITIES                                      (20,730)                  (18,662)
                                                                     ---------                 ---------

CASH PROVIDED/(USED) BY CONTINUING OPERATIONS
        BEFORE FINANCING ACTIVITIES                                      3,325                   (14,208)

DISCONTINUED
------------
        Cash used by discontinued operations
          before financing activities                                   (1,156)                   (1,196)

FINANCING ACTIVITIES
Long-term debt incurred                                                  1,609                       819
Long-term debt retired                                                  (1,600)                   (1,625)
Purchase of common stock held in treasury                               (2,691)                  (24,860)
Proceeds from common stock options exercised                                78                       202
Tax benefit from exercise of stock options                                  50                        69
Dividends paid                                                          (5,578)                   (5,425)
                                                                     ---------                 ---------

CASH USED BY FINANCING ACTIVITIES                                       (8,132)                  (30,820)
                                                                     ---------                 ---------

Net decrease in cash and cash equivalents                               (5,963)                  (46,224)
Cash and cash equivalents-beginning of period (note 2)                  37,666                   145,896
                                                                     ---------                 ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  31,703                 $  99,672
                                                                     =========                 =========


See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             A. O. SMITH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (unaudited)

1.    Basis of Presentation
      The consolidated financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments consisting of normal accruals considered necessary for a fair presentation of the results of operations and of financial position have been made. The results of operations for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 1998 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the 1999 presentation.

2.    Statement of Cash Flows
      For purposes of the Consolidated Statement of Cash Flows, cash and cash equivalents include short-term investments held primarily for cash management purposes. These investments normally mature within three months from the date of acquisition.

3.    Inventories (000 omitted)
                                         June 30, 1999           Dec. 31, 1998
                                         -------------           -------------
      Finished products                     $   59,815               $  58,534
      Work in process                           19,619                  18,354
      Raw materials                             50,057                  50,542
      Supplies                                   1,533                   1,350
                                         -------------           -------------
                                                131,024                128,780

      Allowance to state inventories
         at LIFO cost                           28,632                  28,796
                                         -------------           -------------
                                            $  102,392               $  99,984
                                         =============           =============

4.    Long-Term Debt
      The company's long-term credit agreements contain certain conditions and provisions which restrict the company's payment of dividends. Under the most restrictive of these provisions, retained earnings of $69.6 million were unrestricted as of June 30, 1999 for cash dividends and treasury stock purchases.

5.    Comprehensive Earnings (Loss)
      The company's comprehensive earnings were $13,684,000 and $24,344,000 for the three- and six-month periods ended June 30, 1999 and $12,618,000 and $22,484,000 for the three- and six-month periods ended June 30, 1998. Comprehensive earnings, for all periods presented, were comprised of net earnings and foreign currency translation adjustments. No provisions or benefits for U.S. income taxes have been made on these foreign currency translation adjustments.

6.    Earnings per Share of Common Stock
      The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

                                                   Three Months Ended           Six Months Ended
                                                        June 30                      June 30
                                            ------------------------------ ---------------------------

                                                 1999            1998           1999          1998
                                            --------------  -------------- -------------  ------------
      Denominator for basic earnings
          per share
         - weighted-average shares              23,151,831      23,595,939    23,188,004    23,843,069

      Effect of dilutive stock options             574,810         689,151       546,288       654,858
                                            --------------  -------------- -------------  ------------

      Denominator for diluted earnings
         per share                              23,726,641      24,285,090    23,734,292    24,497,927
                                            ==============  ============== =============  ============

7.    Operations by Segment
      (000 omitted)                                Three Months Ended           Six Months Ended
                                                        June 30                      June 30
                                            ------------------------------ ---------------------------

                                                 1999            1998           1999         1998
                                            --------------  -------------- -------------  ------------
      Net Sales
      Electric Motor Technologies           $      156,664  $      113,765 $     304,539  $    225,604
      Water Systems Technologies                    78,751          74,295       160,739       148,849
      Other                                         27,355          38,620        54,828        75,182
                                            --------------  -------------- -------------  ------------
      Net Sales                             $      262,770  $      226,680 $     520,106  $    449,635
                                            ==============  ============== =============  ============

      Earnings before Interest and Taxes
      Electric Motor Technologies           $       20,889  $       13,437 $      39,035  $     26,354
      Water Systems Technologies                     8,538           7,783        16,898        14,502
      Other                                            192           3,596           191         5,757
                                            --------------  -------------- -------------  ------------
      Total Segments                                29,619          24,816        56,124        46,613

      General Corporate and Research
            and Development Expenses                (5,733)         (5,149)      (12,370)      (11,483)
      Interest Expense - Net                        (1,954)           (284)       (3,945)         (196)
                                            --------------  -------------- -------------  ------------
      Earnings before Income Taxes                  21,932          19,383        39,809        34,934
      Provision for Income Taxes                    (8,017)         (6,754)      (14,492)      (12,127)
                                            --------------  -------------- -------------  ------------
      Net Earnings                          $       13,915  $       12,629 $      25,317  $     22,807
                                            ==============  ============== =============  ============

      Intersegment sales, which are immaterial, have been excluded from segment revenues. Total assets by segment at June 30, 1999 have not changed materially from December 31, 1998.


PART I - FINANCIAL INFORMATION
ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FIRST SIX MONTHS OF 1999 COMPARED TO 1998

Sales were $262.8 million in the second quarter of 1999, an increase of $36.1 million or nearly 16% over sales of $226.7 million in the second quarter of 1998. Sales for the first half of 1999 were $520.1 million or 15.7% higher than the $449.6 million of sales in the same period last year. Both the second quarter and first half of 1999 were impacted by significantly higher sales at Electric Motors and modest volume improvement at Water Systems which more than offset a significant sales decline for fiberglass pipe and storage tank businesses.

Second quarter net earnings of $13.9 million surpassed last year's second quarter earnings of $12.6 million by $1.3 million or 10.2%. Net earnings for the first half of 1999 were $25.3 million or 11% higher than earnings of $22.8 million in the first half of 1998. On a per share basis, second quarter diluted net earnings increased from $.52 in 1998 to $.59 in 1999. Diluted net earnings per share for the first half of 1999 were $1.07 compared to $.93 per share in the same period last year. The improved earnings for the second quarter and first half of the year were consistent with the sales increases experienced at the Electric Motors and Water Systems operations.

The gross profit margin for the second quarter declined slightly from 21.1% in 1998 to 20.5% in 1999. The year to date gross profit margin in 1999 was 20.0% compared to 20.8% for the same period in 1998. The lower margins in both the second quarter and first half of 1999 were the result of the decline in profitability in the fiberglass pipe and storage tank businesses.

Second quarter sales of Electric Motor Technologies were a record $156.7 million or almost $43 million higher than the second quarter of 1998. Year to date sales for this segment were $304.5 million, a 35% increase over 1998 first half sales of $225.6 million. The acquisition of General Electric's hermetic motor business in July 1998, stronger pump and HVAC business, and the Tier One supply agreement with York International negotiated in July 1998 provided the sales impetus for both the second quarter and first half of 1999.

Second quarter operating profit for Electric Motor Technologies increased from $13.4 million in 1998 to $20.9 million in 1999. The first half earnings exhibited similar improvement as earnings increased from $26.4 million in 1998 to $39 million in 1999. Operating profits in both the second quarter and first half of 1999 were favorably impacted by the higher volumes and improved operating efficiencies compared with 1998.

On August 2, 1999 the company acquired the worldwide motor operations of MagneTek, Inc. for approximately $250 million. This strategic acquisition will significantly strengthen Electric Motor Technologies' presence in the fractional horsepower motor market. The company projects about $150 million of additional sales and neutral earnings impact as a result of the acquisition during the balance of 1999. Earnings accretion of $.30 to $.35 per share is projected for the year 2000, the first full year of operation.

Second quarter sales for Water Systems Technologies were $78.8 million in 1999 or 6% higher than 1998 second quarter sales of $74.3 million due to stronger international sales and inclusion of sales for the Chinese operation which was accounted for on the equity method in 1998. Sales for the first half of 1999 were 8% higher than the same period last year and reflect stronger markets and the inclusion of sales for the Chinese operations. Water Systems Technologies' 1999 second quarter operating profits increased 9.7% from $7.8 million in 1998 to $8.5 million in 1999 while first half earnings increased 16.5% from $14.5 million in 1998 to $16.9 million in 1999. The earnings improvement was volume related.

Sales in the Other segment for the second quarter and first six months of 1999 declined 29.2% and 27.1%, respectively, when compared with the same periods in 1998. The steepest decline occurred in the fiberglass pipe operation as sales to both petroleum production and chemical markets declined to levels significantly lower than last year. The soft demand was attributable to weak and volatile pricing in the oil and chemical markets and the related impact on capital spending. Reduced capital spending in the chemical and food processing businesses resulted in decreased volume for the dry storage products offered by this segment as well.

As a result of the lower volume, operating profits for the Other segment were slightly above breakeven for both the second quarter and first half of 1999. Profits in the second quarter and first half of 1998 were $3.6 million and $5.8 million, respectively.

Selling, general and administrative (SG & A) expenses through the first half of the year increased $2.7 million from the same period in 1998. Relative to sales, SG & A decreased from 12.1% in 1998 to 11.0% as a result of the significantly improved operating expense leverage in the motors business resulting from the acquisition of the General Electric compressor motor operation.

Net interest expense for the second quarter and first half of 1999 exceeded that of the comparable periods in 1998 by $1.7 million and $3.7 million, respectively. The increased financing cost was associated with the General Electric motor acquisition.

Other expense for the second quarter and first half of 1999 was more than double that in the same periods in 1998 due principally to the amortization of goodwill resulting from the aforementioned acquisition.

The effective tax rate for the first six months was 36.4% in 1999 and 35.1% in 1998. The difference in rates was directly related to the amount of research and development tax credits recognized in each year.

During the first half of 1999 and 1998, the company was party to futures contracts for the purposes of hedging a portion of certain raw material purchases. The company was also a party to forward foreign exchange contracts to hedge foreign currency transactions consistent with its committed exposures. Had these contracts not been in place, the earnings of the company would not have been materially affected.


Liquidity & Capital Resources
The company's working capital was $162.2 million at June 30, 1999 compared to $155.2 million at December 31, 1998, an increase of $7.0 million. The increase was primarily attributable to sales related increases to accounts receivable that were partially offset by sales related increases to accounts payable. Cash flow from operations was $17.5 million higher than the same period last year due to lower working capital requirements.

Capital expenditures during the first half of 1999 were $19.4 million compared with $12.4 million during the same period last year. The majority of the increase in capital spending was related to higher spending requirements in the motor business. The company expects higher capital spending in 1999 compared to 1998, but expects such capital expenditures to be covered by operating cash flow.

The company made no purchases of its common stock during the second quarter under its stock repurchase program. Since the program's inception in January 1997, approximately 8.6 million shares have been repurchased. At its June 9, 1999, meeting, A. O. Smith's Board of Directors authorized an odd lot repurchase program providing for the company to extend an offer to purchase Class A Common Stock or Common Stock from shareholders who own a total of less than 100 shares. Eligible shareholders who accept the offer may dispose of those shares without expense at the closing price on the applicable stock exchange on the day the paying agent receives the required documentation from the shareholder. A $10.00 premium per shareholder shall be paid for such shares. The program was initiated by a mailing to eligible shareholders on July 29, 1999.

On August 2, 1999, the company purchased substantially all of the assets of MagneTek, Inc.'s worldwide motor operations for approximately $250 million, subject to adjustments. To support the acquisition, a $350 million multi-year credit facility was put in place on August 2, 1999 with nine banks. The facility is made up of two tranches: $100 million which expires July 31, 2000 and $250 million which expires August 2, 2004. The $100 million facility that was due to expire on June 30, 2001 was terminated as of August 2, 1999. The acquisition was funded with issuance of commercial paper, borrowings under the new credit facility and available cash.

At its June 9, 1999 meeting, A. O. Smith's Board of Directors declared a regular quarterly dividend of $.12 per share on its common stock (Class A common and Common). The dividend is payable on August 16, 1999 to shareholders of record July 30, 1999.

Year 2000
The  company has  organized  its  activities  to prepare for the Year 2000 (Y2K)
under  a   company-wide   project  that   involves   four  phases:   assessment,
modification, testing, and implementation.

The Y2K readiness project is a company-wide effort and is monitored centrally. Each business segment has a core of full-time individuals who have been assigned specific Y2K responsibilities in addition to their regular assignments.

The assessment and modification phases are complete. Key customers, vendors and service providers have been queried about their Y2K readiness, and their responses have been analyzed. Follow-up efforts are continuing to obtain feedback from critical suppliers.

The testing and implementation phases for renovated Information Technology (IT) systems are nearing completion. Implementation of all new and renovated IT systems that are Y2K compliant is complete. Testing of non-critical modules of renovated systems will be completed during the second half of 1999.

Costs specifically associated with renovating software for Y2K readiness are funded through operating cash flow and expensed as incurred. Y2K-related costs have not had a material effect on the company's financial position or results of operations. The company expects to incur total costs of approximately $2.0 million on the Y2K project of which the remaining costs are approximately $250 thousand. Costs of replacing some of the company's systems with Year 2000 compliant systems have been capitalized as these new systems were acquired for business reasons and not to remediate Y2K problems, if any, in the former systems.

To prepare for unforeseen Y2K problems, each business segment has developed formal contingency plans which include ensuring availability of in-house support and technical personnel during the transition to the new year, establishing earlier reporting deadlines, and completing certain critical processes before year-end.

On August 2, 1999, the company acquired the worldwide motor operations of MagneTek, Inc. which has just completed the conversion of its IT systems to eliminate Y2K problems. MagneTek, whose products are Year 2000 compliant, has assessed its major suppliers and determined their level of compliance for their equipment, products and services.

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


ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

As is more fully described in the company's annual report on Form 10-K for the year ended December 31, 1998, the company is exposed to various types of market risks, primarily currency and certain commodities. The company monitors its risks in such areas on a continuous basis, and generally enters into futures contracts to minimize such exposures for periods of less than one year. The company does not engage in speculation in its derivatives strategies. There have been no material changes in the company's futures contracts since December 31, 1998.

Forward  Looking  Statements
Certain statements in this report are "forward-looking statements". These forward-looking statements can generally be identified as such because the context of the statement will include words such as the company "believes", "anticipates", "expects", "projects" or words of similar import. Although the company believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business, there can be no assurance that its financial goals will be realized. Although a significant portion of the company's sales are derived from the replacement of previously installed product, and such sales are therefore less volatile, numerous factors may affect actual results and cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the company. Among such numerous factors, the company includes the continued growth of the world-wide air conditioning, heating, and refrigeration market; the weather and its impact on the HVAC, pool and spa pump markets; and the timely and proper implementation of future cost reduction programs. All subsequent written and oral forward-looking statements attributable to the company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements.

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

With respect to environmental matters the company reported in Part 1, Item 3 and
Note 12 of the Notes to Consolidated Financial Statements in the company's Form 10-K Report for the year ended December, 1998, which are incorporated herein by reference, that the company was designated a Potentially Responsible Party with respect to a former mining site in Colorado which is being cleaned up by the United States Environmental Protection Agency ("EPA"). In 1996, the EPA started a cost recovery lawsuit against a private individual who owned a corporation that was involved in mining operations at the site in the 1980s. In the second quarter of 1999, that individual commenced a third party action against the company and several other companies that were involved in mining operations at the site seeking to hold the third party defendants responsible for all or part of the clean up costs should the EPA prevail in its legal action. To date, the EPA has not asserted any claims against the company in the action. The company believes it has valid defenses to any liability at this site and will vigorously defend this lawsuit. Except for that matter, there have been no material changes in the environmental matters that were previously reported.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 5, 1999, the company mailed a proxy statement to its stockholders relating to the annual meeting of stockholders on April 14, 1999. The annual meeting included the election of directors and the consideration and action upon a proposal to approve the adoption of a Long-Term Executive Incentive Compensation Plan and to approve the ratification of Ernst & Young LLP as the independent auditors of the company for 1999.

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


1.  Election of Directors
                                                                                                          Broker
Class A Common Stock Directors                         Votes For              Votes Withheld             Nonvotes

Tom H. Barrett                                         8,601,091                  2,889                     0
Glen R. Bomberger                                      8,601,088                  2,892                     0
Robert J. O'Toole                                      8,601,088                  2,892                     0
Robert N. Pokelwaldt                                   8,599,953                  4,027                     0
Arthur O. Smith                                        8,601,091                  2,889                     0
Bruce M. Smith                                         8,601,091                  2,889                     0

                                                                                                          Broker
Common Stock Directors                                 Votes For              Votes Withheld             Nonvotes
                                                                                                            0
William F. Buehler                                     12,503,825                221,872                    0
Kathleen J. Hempel                                     12,500,648                225,049                    0
Agnar Pytte                                            12,503,763                221,934                    0

2.  Approve the adoption of a Long-Term Executive Incentive Compensation Plan
                                                                                                           Broker
COMBINED CLASS VOTE:                                   Votes For               Votes Against            Abstentions

Class A Common Stock and
Common Stock (1/10th vote)                             9,460,825                  103,750                  20,686

3.  Ratification of Ernst & Young LLP as Independent Auditors
                                                                                                           Broker
COMBINED CLASS VOTE:                                   Votes For               Votes Against            Abstentions

Class A Common Stock and
Common Stock (1/10th vote)                             9,832,557                   40,698                  3,295


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         (27)     Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the company in the second quarter of 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             A. O. SMITH CORPORATION




August 13, 1999                              /s/John J. Kita
                                             ------------------------------
                                             John J. Kita
                                             Vice President,
                                             Treasurer and Controller




August 13, 1999                              /s/G. R. Bomberger
                                             ------------------------------
                                             G. R. Bomberger
                                             Executive Vice President
                                             and Chief Financial Officer

                                INDEX TO EXHIBITS




Exhibit
Number      Description
------      -----------
 (27)       Financial Data Schedule