Form 10-Q
period 1999-09-30
SMITH A O CORP
filed 1999-11-15
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes  _X_   No ___


   Class A Common Stock Outstanding as of October 29, 1999: 8,691,426 shares

       Common Stock Outstanding as of October 29, 1999: 14,702,845 shares

                              Exhibit Index Page 17

                                      Index

                             A. O. Smith Corporation

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Statements of Earnings and Retained Earnings
     - Three and nine months ended September 30, 1999 and 1998                3

     Condensed Consolidated Balance Sheet
     - September 30, 1999 and December 31, 1998                               4

     Condensed Consolidated Statement of Cash Flows
     - Nine months ended September 30, 1999 and 1998                          5

     Notes to Condensed Consolidated Financial Statements
     - September 30, 1999                                                   6-8

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                  9-12

Item 3. Quantitative and Qualitative Disclosure of Market Risk               13

Part II. Other Information

Item 1. Legal Proceedings                                                 14-15

Item 4. Submission of Matters to a Vote of Security Holders                  16

Item 6. Exhibits and Reports on Form 8-K                                     16

Signatures                                                                   17

Index to Exhibits                                                            18

PART I--FINANCIAL INFORMATION
-----------------------------
ITEM 1--FINANCIAL STATEMENTS
----------------------------

                             A.O. SMITH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                              AND RETAINED EARNINGS
             Three and Nine Months ended September 30, 1999 and 1998
                     (000 omitted except for per share data)
                                   (unaudited)

                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30                       September 30
                                                                     ------------                       ------------
                                                                1999              1998             1999              1998
                                                                ----              ----             ----              ----
Electric Motor Technologies                                   $211,609          $135,309         $516,148          $360,913
Water Systems Technologies                                      75,797            71,685          236,536           220,534
Other                                                           30,901            36,260           85,729           111,442
                                                              --------          --------         --------          --------
NET SALES                                                      318,307           243,254          838,413           692,889
Cost of products sold                                          258,445           196,232          674,292           552,245
                                                              --------          --------         --------          --------
Gross profit                                                    59,862            47,022          164,121           140,644
Selling, general and administrative expenses                    35,578            26,324           92,544            80,605
Interest expense                                                 4,380             1,974            8,879             5,191
Interest income                                                   (512)             (258)          (1,066)           (3,279)
Other expense - net                                              2,073               927            5,612             2,341
                                                              --------          --------         --------          --------
                                                                18,343            18,055           58,152            55,786
Provision for income taxes                                       5,977             6,356           20,469            19,587
                                                              --------          --------         --------          --------
Earnings before equity in loss of joint ventures                12,366            11,699           37,683            36,199
Equity in loss of joint ventures                                     -              (725)               -            (2,418)
                                                              --------          --------         --------          --------
NET EARNINGS                                                    12,366            10,974           37,683            33,781

RETAINED EARNINGS
-----------------
Balance at beginning of period                                 519,693           483,896          499,954           466,514
Cash dividends on common shares                                 (2,786)           (2,832)          (8,364)           (8,257)
                                                              --------          --------         --------          --------
BALANCE AT END OF PERIOD                                      $529,273          $492,038         $529,273          $492,038
                                                              ========          ========         ========          ========

EARNINGS PER COMMON SHARE (note 7)
  Basic                                                          $0.53             $0.47            $1.63             $1.43
  Diluted                                                        $0.52             $0.46            $1.59             $1.39

DIVIDENDS PER COMMON SHARE                                       $0.12             $0.12            $0.36             $0.35

See accompanying notes to unaudited condensed consolidated financial statements.


PART I--FINANCIAL INFORMATION
-----------------------------
ITEM 1--FINANCIAL STATEMENTS
----------------------------

                                                   A.O. SMITH CORPORATION
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                          September 30, 1999 and December 31, 1998
                                                       (000 omitted)

                                                                 (unaudited)
                                                              September 30, 1999         December 31, 1998
                                                              ------------------         -----------------
ASSETS
------
CURRENT ASSETS
Cash and cash equivalents (note 2)                                $   10,079                 $  37,666
Receivables                                                          226,120                   133,764
Inventories (note 4)                                                 162,225                    99,984
Deferred income taxes                                                 10,310                    11,376
Other current assets                                                   8,084                     4,599
                                                                  ----------                 ---------
TOTAL CURRENT ASSETS                                                 416,818                   287,389

Property, plant and equipment                                        617,258                   507,033
Less accumulated depreciation                                        285,725                   258,263
                                                                  ----------                 ---------
Net property, plant and equipment                                    331,533                   248,770
Goodwill and other intangible assets                                 253,384                   149,282
Other assets                                                          95,146                    81,991
                                                                  ----------                 ---------
TOTAL ASSETS                                                      $1,096,881                 $ 767,432
                                                                  ==========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
Trade payables                                                    $  102,443                 $  57,429
Accrued payroll and benefits                                          39,254                    31,385
Product warranty                                                      12,792                     7,892
Accrued income taxes                                                   5,207                     6,786
Long-term debt due within one year                                     4,629                     4,629
Other current liabilities                                             39,524                    24,036
                                                                  ----------                 ---------
TOTAL CURRENT LIABILITIES                                            203,849                   132,157

Long-term debt (note 5)                                              344,354                   131,203
Other liabilities                                                     69,803                    60,636
Deferred income taxes                                                 50,377                    42,343

STOCKHOLDERS' EQUITY:
Class A common stock, $5 par value: authorized
   14,000,000 shares; issued 8,723,970                                43,620                    43,688
Common stock, $1 par value: authorized 60,000,000
   shares; issued  23,825,392                                         23,825                    23,812
Capital in excess of par value                                        52,165                    51,121
Retained earnings (note 5)                                           529,273                   499,954
Accumulated other comprehensive income (note 6)                       (2,272)                   (1,488)
Treasury stock at cost                                              (218,113)                 (215,994)
                                                                  ----------                 ---------

TOTAL STOCKHOLDERS' EQUITY                                           428,498                   401,093
                                                                  ----------                 ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $1,096,881                 $ 767,432
                                                                  ==========                 =========


See accompanying notes to unaudited condensed consolidated financial statements

PART I--FINANCIAL INFORMATION
-----------------------------
ITEM 1--FINANCIAL STATEMENTS
----------------------------

                                                 A.O. SMITH CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                      Nine Months Ended September 30, 1999 and 1998
                                                      (000 omitted)
                                                       (unaudited)
                                                                                        Nine Months Ended
                                                                                          September 30
                                                                                          ------------
                                                                                  1999                    1998
                                                                                  ----                    ----
OPERATING ACTIVITIES

CONTINUING
----------
Net earnings                                                                $    37,683                $  33,781
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
         Depreciation and amortization                                           30,014                   22,552
         Equity in loss of joint ventures                                             -                    2,418
         Net change in current assets and liabilities                            (5,682)                  (6,963)
         Net change in noncurrent assets and liabilities                        (11,250)                   2,751
         Other - net                                                               (255)                     (99)
                                                                            -----------                ---------

CASH PROVIDED BY OPERATING ACTIVITIES                                            50,510                   54,440

INVESTING ACTIVITIES
Capital expenditures                                                            (26,595)                 (20,116)
Capitalized purchased software costs                                             (1,187)                  (1,308)
Investment in joint ventures                                                          -                   (8,066)
Acquisition of business (note 3)                                               (251,892)                (126,456)
                                                                            -----------                ---------

CASH USED BY INVESTING ACTIVITIES                                              (279,674)                (155,946)
                                                                            -----------                ---------

CASH USED BY CONTINUING OPERATIONS
         BEFORE FINANCING ACTIVITIES                                           (229,164)                (101,506)

DISCONTINUED
------------
         Cash used by discontinued operations
           before financing activities                                           (1,761)                  (2,095)

FINANCING ACTIVITIES
Long-term debt incurred                                                         217,780                   30,590
Long-term debt retired                                                           (4,629)                  (5,590)
Purchase of common stock held in treasury                                        (2,745)                 (33,244)
Other stock transactions                                                          1,296                      397
Dividends paid                                                                   (8,364)                  (8,257)
                                                                            -----------                ---------

CASH PROVIDED BY / (USED IN) BY FINANCING ACTIVITIES                            203,338                  (16,104)
                                                                            -----------                ---------

Net decrease in cash and cash equivalents                                       (27,587)                (119,705)
Cash and cash equivalents-beginning of period (note 2)                           37,666                  145,896
                                                                            -----------                ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $    10,079                $  26,191
                                                                            ===========                =========


See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                             A. O. SMITH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (unaudited)

1.   Basis of Presentation

     The consolidated financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments consisting of normal accruals considered necessary for a fair presentation of the results of operations and of financial position have been made. The results of operations for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 1998 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the 1999 presentation.


2.   Statement of Cash Flows

     For purposes of the Consolidated Statement of Cash Flows, cash and cash equivalents include short-term investments held primarily for cash management purposes. These investments normally mature within three months from the date of acquisition.


3.   Acquisition

     On August 2, 1999, the Company acquired the assets of the motors business of MagneTek, Inc. for $253 million, subject to final adjustment. The company funded the acquisition through available cash ($42 million), proceeds from the issuance of commercial paper ($103 million) and borrowings under a revolving credit facility and available lines of credit ($108 million). The acquisition was accounted for by the Company using the purchase method of accounting and, accordingly, the financial statements include the operating results of the acquired business from the date of its acquisition.

     The pro forma unaudited results of operations for the nine-month periods ended September 30, 1999 and September 30, 1998, assuming consummation of the purchase as of January 1, 1998, are as follows:

     Dollars in Thousands:                     Nine Months Ended September 30
      except per share amounts                   1999              1998
                                                 ----              ----
     Net sales                                 1,074,640           986,939
     Earnings                                     29,873            38,154
     Earnings per share:
       Basic                                        1.29              1.61
       Diluted                                      1.26              1.57

4.   Inventories (000 omitted)

                                            Sept. 30, 1999      Dec. 31, 1998
                                            --------------      -------------
     Finished products                        $   95,191         $  58,534
     Work in process                              40,018            18,354
     Raw materials                                53,156            50,542
     Supplies                                      2,226             1,350
                                              ----------         ---------
                                                 190,591           128,780

     Allowance to state inventories
     at LIFO cost                                 28,366            28,796
                                              ----------         ---------
                                              $  162,225         $  99,984
                                              ==========         =========

5.   Long-Term Debt

     To support the acquisition of the assets of MagneTek, Inc.'s motor business, the company entered into a $350 million multi-year credit facility on August 2, 1999, with nine different banks. The facility is made up of two tranches: $100 million which expires July 28, 2000, and $250 million which expires August 2, 2004. The previous $100 million facility expiring on June 30, 2001 was terminated on August 2, 1999.

     The company's long-term credit agreements contain certain conditions and provisions, which restrict the company's payment of dividends. Under the most restrictive of these provisions, retained earnings of $59.7 million were unrestricted as of September 30, 1999 for cash dividends and treasury stock purchases.

6.   Comprehensive Earnings (Loss)
     The company's comprehensive earnings were $12.6 million and $36.9 million for the three- and nine-month periods ended September 30, 1999 and $11.4 million and $33.8 million for the three and nine-month periods ended September 30, 1998. Comprehensive earnings, for all periods presented, were comprised of net earnings and foreign currency translation adjustments. No provisions or benefits for U.S. income taxes have been made on these foreign currency translation adjustments.

7.   Earnings per Share of Common Stock
     The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

                                                   Three Months Ended           Nine Months Ended
                                                      September 30                 September 30
                                               ---------------------------  ----------------------------
                                                   1999           1998          1999            1998
                                               ------------  ------------   ------------    ------------
     Denominator for basic earnings
       per share
       - weighted-average shares                23,189,535     23,390,234    23,188,520      23,690,464

     Effect of dilutive stock options              655,900        567,290       582,825         625,668
                                                ----------     ----------    ----------      ----------

     Denominator for diluted earnings
       per share                                23,845,435     23,957,524    23,771,345      24,316,132
                                                ==========     ==========    ==========      ==========

8.   Operations by Segment
     (000 omitted)                                 Three Months Ended              Nine Months Ended
                                                      September 30                    September 30
                                               ---------------------------  ---------------------------
                                                   1999            1998          1999            1998
                                               ------------  -------------  ------------    -----------
     Net Sales
     Electric Motor Technologies                  $211,609       $135,309      $516,148        $360,913
     Water Systems Technologies                     75,797         71,685       236,536         220,534
     Other                                          30,901         36,260        85,729         111,442
                                                  --------       --------      --------        --------
     Net Sales                                    $318,307       $243,254      $838,413        $692,889
                                                  ========       ========       =======        ========

     Earnings before Interest and Taxes
     Electric Motor Technologies                  $ 20,041       $ 14,931      $ 59,076        $ 41,285
     Water Systems Technologies                      7,169          7,775        24,067          22,277
     Other                                             933          1,536         1,124           7,293
                                                  --------       --------     ---------        --------
     Total Segments                                 28,143         24,242        84,267          70,855

     General Corporate and Research
       and Development Expenses                     (5,932)        (5,671)      (18,302)        (17,154)
     Interest Expense - Net                         (3,868)        (1,716)       (7,813)         (1,912)
                                                  --------       --------     ---------        --------
     Earnings before Income Taxes                   18,343         16,855        58,152          51,789
     Provision for Income Taxes                     (5,977)        (5,881)     (20,469)         (18,008)
                                                  --------       --------     ---------        --------
     Net Earnings                                 $ 12,366       $ 10,974      $ 37,683        $ 33,781
                                                  ========       ========      ========        ========


     Intersegment sales, which are immaterial, have been excluded from segment revenues.

     The assets of the Electric Motor Technologies segment increased by more than $315 million at September 30, 1999 compared with the amount reported in the December 31, 1998 annual report. This increase was due to the aforementioned MagneTek motor business acquisition on August 2, 1999 (see note 3).

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-----------------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

RESULTS OF OPERATIONS
---------------------
FIRST NINE MONTHS OF 1999 COMPARED WITH 1998
--------------------------------------------

Sales increased 31% to $318.3 million in the third quarter of 1999 compared with 1998 third quarter sales of $243.3 million. Significantly higher sales at Electric Motor Technologies benefiting from the recent acquisition of the MagneTek motor business, and a 6% increase at Water Systems Technologies more than offset a 15% decline in sales in the Storage & Fluid Handling Technologies segment. Sales for the first nine months of 1999 were $838.4 million or 21% higher than the $692.9 million of sales generated during the same period last year. Of the $145.5 million increase in sales, acquisitions contributed approximately $132.0 million, while the inclusion of the sales of the company's wholly-owned Chinese entities accounted for $9 million. In 1998, the company's Chinese operations were reported as equity in income and were not consolidated.

Third quarter net earnings increased 12.7% to $12.4 million compared with $11 million earned in the third quarter of 1998. Significantly higher operating profit at Electric Motors more than offset the decline in operating profit at Storage & Fluid Handling. Net earnings for the first nine months of 1999 were $37.7 million compared with $33.8 million for the first nine months of 1998. Third quarter diluted earnings per share increased from $0.46 in 1998 to $0.52 in 1999. Diluted earnings per share for the first nine months of 1999 were $1.59 compared with $1.39 in the same period last year.

The third quarter gross profit margin declined to 18.8% from 19.3% in the third quarter of 1998 as a result of the decline in profitability in the Storage & Fluid Handling business, and the inclusion of the MagneTek motor business, which carries a lower gross margin relative to the consolidated gross profit margin of the company's other businesses. The gross profit margin for the first nine months declined to 19.6% in 1999 from 20.3% in 1998 consistent with acquisition activity and decreased profitability at Storage & Fluid Handling.

Third quarter sales of $211.6 million for the Electric Motors Technologies platform were more than 56% higher than sales in the third quarter of 1998 and included approximately $66 million of sales associated with the aforementioned acquisition of the MagneTek motor business. The balance of the increase in sales was due to higher demand in the heating, ventilating, and air conditioning market, increased export motor volume, and higher sales in the company's general industries business. Year-to-date sales for the electric motor segment were $516.1 million in 1999 compared with $360.9 million in 1998. The 43% increase in sales for the first nine months of 1999 reflects the additional sales from the company's MagneTek motor business acquisition; the acquisition of the General Electric compressor motor business in July 1998; and the growth in the base business excluding acquisitions.

Operating   profit  for  the  Electric  Motor   Technologies   segment  improved
significantly in both the third quarter and first nine months of 1999 compared with 1998 as a result of the increased volume.

Third quarter sales of Water Systems Technologies were $75.8 million or 5.7% higher than 1998's third quarter sales of $71.7 million, due primarily to the inclusion of sales for the Chinese operation. Volumes in both the domestic residential and commercial markets were flat compared with the year ago quarter. Sales for the first nine months of 1999 were $236.5 million, compared with $220.5 million for the first nine months of 1998. Water Systems Technologies' third quarter operating profits declined from $7.8 million in 1998 to $7.2 million in 1999 reflecting the impact of sluggish domestic markets and continued investment to support the growing Chinese water products business. Through the first nine months of 1999, operating profits were $24.1 million or $1.8 million higher than the same period last year as a result of increased volume in the first half of 1999.

Third quarter and nine-month sales in the Storage and Fluid Handling segment declined 14.8% and 23.1%, respectively, compared with the same periods in 1998. The steepest decline occurred in the fiberglass pipe operation, as sales to both petroleum marketing and chemical markets were significantly lower throughout 1999 compared with 1998. The decline in the petroleum marketing segment was due mostly to the expiration of certain EPA regulations whereas chemical-related markets continue to suffer from weak capital spending. Reduced capital spending in the chemical and food processing business adversely affected demand for the segment's storage tank products.

As a result of the lower volume, third quarter operating profits of the Storage and Fiberglass Products segment declined from $1.5 million in 1998 to $0.9 million in 1999. On a year-to-date basis, profits dropped from $7.3 million in 1998 to $1.1 million in 1999.

Third quarter selling, general and administrative (SG&A) expenses increased $9.3 million compared with the same quarter in 1998. As a percentage of sales, SG&A increased to 11.2% compared with 10.8% in the third quarter of 1998. These increases resulted from the MagneTek motor business acquisition and the inclusion of the Chinese entities, which were not consolidated in 1998. Through the first nine months of 1999, SG&A was 11.0% of sales compared with 11.6% in 1998. The year-to-date decline in SG&A relative to sales reflects the impact of the operating expense leverage resulting from the acquisition of the General Electric compressor motor business at mid year 1998.

Net interest expense for the third quarter and first nine months of 1999 exceeded that of the comparable periods by $2.2 million and $5.9 million, respectively. The increased financing cost was associated with the acquisition of the General Electric compressor motor business in July 1998, and the acquisition of the MagneTek motor business in August 1999.

Other expense for the third quarter and first nine months of 1999 doubled compared with the same periods in 1998 primarily as a result of higher goodwill amortization costs related to the previously discussed acquisitions.

The effective tax rate for the third quarter of 1999 was 32.6% compared with 35.2% in the third quarter of 1998. 1999 benefited from recognition of tax credits associated with the resolution of the company's Research and Development tax credit claim. The company's effective tax rate for the first nine months of 1999 and 1998 was approximately 35%.

During the first nine months of 1999 and 1998, the company was party to futures contracts for the purposes of hedging a portion of certain raw material purchases. The company was also a party to forward exchange contracts to hedge foreign currency transactions consistent with its committed exposures. Had these contracts not been in place, the earnings of the company would not have been materially affected.


Liquidity & Capital Resources
-----------------------------

The company's working capital was $213.0 million at September 30, 1999 compared with $155.2 million at December 31, 1998, an increase of $57.8 million. The majority of the increase in working capital was a result of the MagneTek motor business acquisition. Cash flow from operations for the year to date period ended September 30, 1999, excluding acquisitions, declined to $22.7 million compared with $25.0 million for the same period last year, as a result of higher capital spending.

Capital expenditures during the first nine months of 1999 were $26.6 million compared with $20.1 million through September 30, 1998. The majority of the capital spending increase was related to higher spending requirements in the motor business. The company projects total capital spending in 1999 to be higher than 1998, but expects such capital expenditures to be covered by cash flow from operations.

The company's long-term debt increased $213.2 million in the first nine months of 1999. The increase was a result of the aforementioned acquisition of the MagneTek motor business on August 2, 1999. Additionally, the company's leverage as measured by the ratio of total debt to total capitalization was 45% compared with 25% at December 31, 1998.

Under the company's odd lot repurchase program initiated in July 1999, the company purchased 1,914 shares of its common stock during the third quarter.

At its October 13, 1999 meeting, A. O. Smith's Board of Directors declared a regular quarterly cash dividend of $.12 per share on its common stock (Classes A and Common). The dividend is payable on November 15, 1999 to shareholders of record on October 29, 1999.

Year 2000
---------
The  company has  organized  its  activities  to prepare for the Year 2000 (Y2K)
under  a   company-wide   project  that   involves   four  phases:   assessment,
modification, testing, and implementation.

The Y2K readiness project is a company-wide effort and is monitored centrally. Each business segment has a core of full-time individuals who have been assigned specific Y2K responsibilities in addition to their regular assignments.

The assessment and modification phases are complete. Key customers, vendors and service providers have been queried about their Y2K readiness, and their responses have been analyzed. All critical suppliers have responded that they are Y2K compliant.

The testing and implementation phases for renovated Information Technology (IT) systems are nearing completion. All critical IT systems that were previously determined to have potential Y2K-related problems have been replaced by Y2K-certified systems or renovated and tested for Y2K readiness. Completion and testing of remaining non-critical modules of renovated systems will be completed during the remainder of the year.

Costs specifically associated with renovating software for Y2K readiness are funded through operating cash flow and expensed as incurred. Y2K-related costs have not had a material effect on the company's financial position or results of operations. The company expects to incur total costs of approximately $2.0 million on the Y2K problem of which the remaining costs are approximately $125 thousand.

To prepare for unforeseen Y2K problems, each business segment has developed formal contingency plans which include ensuring availability of in-house support and technical personnel during the transition to the new year, establishing earlier reporting deadlines, and completing certain critical processes before year-end.

Following the company's recent acquisition of the worldwide motor operations of MagneTek, Inc. MagneTek has continued to provide data processing services for those operations. MagneTek has completed the review and testing of its IT systems to eliminate Y2K problems and final implementation is substantially complete.

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

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
----------------------------------------------------------------

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

PART II - OTHER INFORMATION
---------------------------
ITEM 1 - LEGAL PROCEEDINGS
--------------------------

Dip Tube Litigation
-------------------

The Company previously reported on the Dip Tube Litigation in its Form 10-Q Report for the Quarter ended March 31, 1999. Subsequent to the close of the third quarter the company entered into a settlement of a lawsuit which is pending in the United States District Court, Western District of Missouri. The lawsuit was brought by individuals on behalf of themselves and all persons throughout the United States who have owned or currently own a water heater manufactured by Rheem Manufacturing Company, A. O. Smith Corporation, Bradford White Company, American Water Heater Company, Lochinvar Corporation and State Industries, Inc. (the "Water Heater Manufacturers") that contain a dip tube manufactured, designed, supplied or sold by Perfection Corporation between August, 1993 and October, 1996.

The class claims in the lawsuit are broad and comprehensive and include by way of example claims for breach or violation of federal, state, common or other laws; breach of any duties imposed by contract or otherwise; claims based on strict product liability, negligence, breach of express or implied warranty, fraud, conspiracy, suppression, consumer fraud, unfair or deceptive trade practices, negligent or intentional misrepresentation or the Magnuson-Moss Act, etc. The plaintiffs and defendants have reached a settlement of the claims of this litigation. On October 21, 1999 the parties petitioned the court to enter an order determining that the suit may be maintained as a class action and that the class be constituted as set forth in the complaint. The petition also asks for preliminary approval of the proposed settlement and approval of the form and manner of notice which will be given to the class members. The court has also been asked to set a date for a hearing on the fairness of the settlement and final approval of the settlement. To date, the court has not acted upon the petition of the parties.

The settlement agreement anticipates a procedure whereby members of the class will be able to file claims for reimbursement of damages previously incurred for the repair or replacement of a subject dip tube and for those class members who have not incurred out-of-pocket expense or whose subject dip tube related problems have not been fully remedied, the settlement provides a procedure for the repair and replacement of the subject dip tubes at no expense to the class member. The expenses of the reimbursements, repairs and replacements and administration of the settlement will be paid by the defendant Water Heater Manufacturers. The settlement agreement contemplates an application to the court for an award of reasonable attorney's fees and reimbursement of litigation expenses incurred on behalf of class members by counsel for the class in the amount of $5,650,000. The court approved award would also be paid by the defendant Water Heater Manufacturers. In consideration of the agreement by the Water Heater Manufacturers to effectuate the terms of the settlement agreement for the benefit of the class members, the class members will release and discharge the Water Heater Manufacturers from any liability for settled claims. Further, all such claims of the class against Perfection Corporation, the manufacturer of the subject dip tubes, will be deemed assigned to the Water Heater Manufacturers. Individuals can elect to be excluded from the class and separately pursue their remedies and if so elected would not be entitled to the benefits of the settlement agreement. The parties are requesting the court to stay all other legal actions brought or to be brought against the Water Heater Manufacturers until this lawsuit is resolved.

Separately, the Water Heater Manufacturers on September 29, 1999 filed a direct action lawsuit in the Civil District Court for the Parish of Orleans, State of Louisiana against the insurers of Perfection Corporation and American Meter Company, the parent company of Perfection. This lawsuit seeks coverage from the defendant insurance companies for (i) the damages that the Water Heater Manufacturers and the class members in the federal court action referred to above have incurred because of the property damages caused by the dip tube failures, (ii) the liability of the Water Heater Manufacturers assumed by Perfection by contract, and (iii) the personal injuries suffered by the Water Heater Manufacturers as a result of the disparagement of them and their products in the media reports relating to the dip tubes.

As of this date, it is premature for the company to determine what, if any, costs it will incur with respect to the aforementioned settlement. It is the Company's expectation that all or a substantial portion of the costs will be recovered from the insurers of Perfection Corporation and American Meter Company as well as the Company's insurers. The costs which the Company has incurred to date in defending the litigation and resolving customer claims have not been material.

There have been no material changes in the environmental matters previously reported in Part 1, Item 3 and Note 12 of the Notes to Consolidated Financial Statements in the company's annual report on Form 10-K for the year ended December 1998 and Part 2, Item 1 in the quarterly report on Form 10-Q for the quarter ended June 30, 1999 which are incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits

     (27) Financial Data Schedule

(b)  Reports on Form 8-K

     A current report on Form 8-K was voluntarily filed by the company on August 17, 1999. The Form 8-K stated that on August 2, 1999 the company acquired the assets of the motors business of the Motors and Controls Division of MagneTek, Inc. An amendment to the Form 8-K was filed on October 18, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        A. O. SMITH CORPORATION



November 12, 1999                       /s/John J. Kita
                                        ---------------
                                        John J. Kita
                                        Vice President,
                                        Treasurer and Controller



November 12, 1999                       /s/G. R. Bomberger
                                        ------------------
                                        G. R. Bomberger
                                        Executive Vice President
                                        and Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------

Exhibit
Number      Description
------      -----------

(27)        Financial Data Schedule