Form 10-K
period 1999-12-31
SMITH A O CORP
filed 2000-03-03
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1999

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-475


                            A. O. SMITH CORPORATION


                  Delaware                                39-0619790
         (State of Incorporation)                 (IRS Employer ID Number)

                P. O. Box 23972, Milwaukee, Wisconsin 53223-0972
                            Telephone: (414) 359-4000

Securities registered pursuant to Section 12(b) of the Act:

                         Shares of Stock Outstanding    Name of Each Exchange on
Title of Each Class           January 31, 2000              Which Registered
-------------------      ---------------------------    ------------------------
Class A Common Stock               8,690,325             American Stock Exchange
(par value $5.00 per share)

Common Stock                      14,710,552             New York Stock Exchange
(par value $1.00 per share)
Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes _X_   No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $13,321,301 for Class A Common Stock and $248,682,305 for Common Stock as of January 31, 2000.

Documents Incorporated by Reference:
1. Portions of the company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference in Part III).

                                     PART 1

ITEM 1 - BUSINESS
-----------------

A. O. Smith Corporation serves customers worldwide and is organized according to the products it offers. Under this organizational structure, the company consists of two platforms, Electric Motor Technologies and Water Systems Technologies. The company's Electric Motor Technologies segment is one of North America's largest manufacturers of fractional horsepower, integral horsepower Alternating Current (A/C) and Direct Current (D/C), and hermetic electric motors. The Water Systems Technologies segment is a leading manufacturer of residential and commercial gas and electric water heating equipment and copper tube boilers.

In January 2000, the company decided to divest its Storage and Fluid Handling Technologies businesses. The operating results of the discontinued business have been reported separately as discontinued operations in the accompanying financial statements. See Note 3 to the Consolidated Financial Statements, entitled "Discontinued Operations" which appears elsewhere herein.

On August 2, 1999, the company acquired MagneTek, Inc.'s worldwide electric motor business for $245 million. The acquired MagneTek business, engaged in the marketing and manufacture of fractional and integral horsepower A/C and D/C motors, contributed approximately $145 million of 1999 sales.

The following table summarizes sales by segment for the company's operations. This segment summary and all other information presented in this section should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, which appear elsewhere herein.


                                   Years Ended December 31 (dollars in millions)
                                   ---------------------------------------------

                                   1999      1998      1997      1996      1995
                                   ----      ----      ----      ----      ----

   Electric Motor Technologies    $722.9    $480.0    $390.7    $337.1    $317.3

   Water Systems Technologies      316.4     294.8     287.5     291.3     276.0
                                   -----     -----     -----     -----     -----
   Total Continuing Operations  $1,039.3    $774.8    $678.2    $628.4    $593.3
                                 =======     =====     =====     =====     =====


ELECTRIC MOTOR TECHNOLOGIES

Segment sales increased $243 million or 51 percent in 1999 to $723 million and represented 70 percent of total sales from continuing operations. The increase in sales in 1999 was primarily due to the August 1999 acquisition of MagneTek, Inc.'s electric motor business and the July 1, 1998, acquisition of General Electric's compressor motor business.

The Electric Motor Technologies segment consists of the A. O. Smith Electrical Products Company which manufactures: hermetic motors that are sold worldwide to manufacturers of air conditioning and commercial refrigeration compressors; fractional horsepower fan motors used in furnaces, air conditioners, and blowers; pump motors that are sold to manufacturers of home water systems, swimming pools, hot tubs, and spas; and fractional horsepower motors used in other consumer products (such as garage door openers). Sales to the heating, ventilating, air conditioning and refrigeration market account for approximately 60 percent of Electric Motor Technologies' sales.

The MagneTek motor business complements all of these product offerings. In addition, the acquisition of MagneTek's integral horsepower A/C and D/C motors provide access to new markets for industrial and commercial applications.

Electric Motor Technologies sells its products directly to original equipment manufacturers (OEMs) and also markets its products through a distributor network, which sells to smaller OEMs and the after-market. The company estimates that approximately 60 percent of the market is derived from the less cyclical replacement business with the remainder being impacted by general business conditions in the new construction market.

The segment's  principal products are sold in competitive markets with its major
competitors  being  Emerson  Electric,   General  Electric,  Fasco,  Jakel,  and
vertically integrated customers.


WATER SYSTEMS TECHNOLOGIES

The  Water  Systems  Technologies  segment  consists  of the A. O.  Smith  Water
Products Company which had 1999 sales of $316 million, approximately seven percent higher than 1998 sales of $295 million and represented 30 percent of total sales from continuing operations.

Domestic residential water heater sales in 1999 were $165 million or approximately 52 percent of segment revenues. The company markets residential gas and electric water heaters through a network of plumbing wholesalers in the United States and Canada. The majority of the company's sales are in the less cyclical replacement market, although the new housing market is also an important portion of the business. The residential water heater market remains highly competitive. A. O. Smith competes with four other manufacturers in supplying over 90 percent of market requirements. The principal competitors in the Water Systems segment are Rheem Manufacturing, State Industries, The American Water Heater Group, and Bradford-White.

The company also markets commercial water heating equipment through a network of plumbing wholesalers in the United States and Canada. A.O. Smith's Water Systems Technologies segment is the largest manufacturer of commercial water heaters in North America. Commercial water heaters are used in a wide range of applications including schools, nursing homes, hospitals, prisons, hotels, motels, laundries, restaurants, stadiums, amusement parks, car washes, and other large users of hot water. The commercial market is characterized by competition from a broader range of products and competitors than occurs in the residential market. The majority of commercial sales are derived from the less cyclical replacement market with the remainder being impacted by general business conditions in the commercial construction market.

In 1995, Water Systems Technologies established a joint venture in China to manufacture instantaneous and storage type heaters for the Chinese market. A. O. Smith acquired its partner's interest during the fourth quarter of 1998 and began reporting the Chinese subsidiary's financial results on a consolidated basis effective January 1, 1999. The operation in China accounted for approximately $13 million of the total increase of $21 million in 1999 sales.

RAW MATERIAL

Raw materials for the company's operations, which consist primarily of steel, copper, and aluminum, are generally available from several sources in adequate quantities. The company hedges the majority of its annual copper purchase to protect against price volatility.

SEASONALITY

There is no significant seasonal pattern to the company's consolidated quarterly sales and earnings.

RESEARCH AND DEVELOPMENT, PATENTS, AND TRADEMARKS

In order to improve competitiveness by generating new products and processes, the company conducts research and development at its Corporate Technology Center in Milwaukee, Wisconsin as well as at its operating units. Total expenditures for research and development in continuing operations in 1999, 1998, and 1997 were approximately $15.6, $12.8, and $12.6 million, respectively.

The company owns and uses in its businesses various trademarks, trade names, patents, trade secrets, and licenses. While a number of these are important to the company, it does not consider a material part of its business to be dependent on any one of them.

EMPLOYEES

The company and its subsidiaries employed approximately 15,100 persons in its continuing operations as of December 31, 1999.

BACKLOG

Normally, none of the company's operations sustain significant backlogs.

ENVIRONMENTAL LAWS

The company's operations are governed by a variety of federal, state, and local laws intended to protect the environment. While environmental considerations are a part of all significant capital expenditures, compliance with the environmental laws has not had a material effect and is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the company. See Item 3.

FOREIGN SALES

Total U. S. export sales from continuing operations were $46 million, $39 million, and $38 million in 1999, 1998, and 1997, respectively.

ITEM 2 - PROPERTIES
-------------------

The company manufactures its products in 39 plants worldwide. These facilities have an aggregate floor space of 5,517,799 square feet, consisting of 3,501,746 square feet owned by the company and 2,016,053 square feet of leased space. Twenty-three of the company's facilities are foreign plants with 2,251,077 square feet of space, of which 1,213,313 square feet are leased.

Excluded from the above totals are 1,132,000 square feet of domestic and 25,000 square feet of foreign space occupied by the company's Storage & Fluid Handling Technologies businesses, which the company has announced as available for sale. The manufacturing plants presently operated by the company's continuing operations are listed below by industry segment.


                       United States                      Foreign
                       -------------                      -------

Electric Motor         Alta Vista, VA; Gordonsville, TN;  Acuna, Mexico;
    Technologies       McMinnville, TN; Mebane, NC;       Bray, Ireland;
  (3,868,707 sq. ft.)  Monticello, IN; Mt. Sterling, KY;  Budapest, Hungary;
                       Owosso, MI; Paoli, IN;             Cegled, Hungary;
                       Ripley, TN; Scottsville, KY;       Gainsborough, England;
                       Tipp City, OH; Upper Sandusky, OH  Juarez, Mexico (11);
                                                          Monterrey, Mexico (2)


Water Systems          El Paso, TX; Florence, KY;         Juarez, Mexico;
    Technologies       McBee, SC; Renton, WA              Nanjing, People's
  (1,649,092 sq. ft.)                                      Republic of China;
                                                          Stratford, Canada (2);
                                                          Veldhoven,
                                                            The Netherlands


The principal equipment at the company's facilities consist of presses, welding, machining, slitting, and other metal fabricating equipment, winding machines, and furnace and painting equipment. The company regards its plants and equipment as well-maintained and adequate for its needs. Multishift operations are used where necessary.

In addition to its manufacturing facilities, the company's World Headquarters and Corporate Technology Center are located in Milwaukee, Wisconsin. The company also has offices in Alsip, Illinois; Beijing, China; El Paso, Texas; Irving, Texas; London, England; St. Louis, Missouri; and Singapore.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

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

The company previously reported on the Dip Tube Litigation in its Form 10-Q Reports for the Quarters ended March 31, 1999, and September 30, 1999. On July 16, 1999, a lawsuit was filed in the United States District Court, Western District of Missouri by individuals on behalf of themselves and all persons throughout the United States who have owned or currently own a water heater manufactured by Rheem Manufacturing Company, A. O. Smith Corporation, Bradford White Company, American Water Heater Company, Lochinvar Corporation and State Industries, Inc. (the "water heater manufacturers") that contain a dip tube manufactured, designed, supplied or sold by Perfection Corporation between August 1993 and October 1996. A dip tube is a plastic tube in a residential water heater which brings the cold water supply to the bottom area of the tank to be heated.

The class claims in the lawsuit are broad and comprehensive and include by way of example claims for violation of federal, state, common or other laws; breach of any duties imposed by contract or otherwise; claims based on strict product liability, negligence, breach of express or implied warranty, fraud, conspiracy, suppression, consumer fraud, unfair or deceptive trade practices, negligent or intentional misrepresentation, and violation of the Magnuson-Moss Act. The plaintiffs and defendants reached a settlement of the claims of this litigation. On October 21, 1999, the parties petitioned the court to enter an order determining that the suit may be maintained as a class action and that the class be constituted as set forth in the complaint. The petition also asks for preliminary approval of the proposed settlement and approval of the form and manner of notice which will be given to the class members. On November 22, 1999, the court entered an order giving preliminary approval to the settlement. On April 21, 2000, the court will hold a hearing on the fairness of the settlement and final approval of the settlement.

The settlement agreement establishes a procedure whereby members of the class will be able to file claims for reimbursement of damages previously incurred for the repair or replacement of a subject dip tube and, for those class members who have not incurred out-of-pocket expense or whose subject dip tube related problems have not been fully remedied, the settlement provides a procedure for the repair and replacement of the subject dip tubes at no expense to the class member. The expenses of the reimbursements, repairs and replacements and administration of the settlement will be paid by the defendant water heater manufacturers. The settlement agreement contemplates an application to the court for an award of reasonable attorney's fees and reimbursement of litigation expenses incurred on behalf of class members by counsel for the class in the amount of $5,650,000. The court approved award would also be paid by the defendant water heater manufacturers. In consideration of the agreement by the water heater manufacturers to effectuate the terms of the settlement agreement for the benefit of the class members, the class members will release and discharge the water heater manufacturers from any liability for settled claims. Further, all such claims of the class against Perfection Corporation, the manufacturer of the subject dip tubes, will be deemed assigned to the water heater manufacturers. Individuals can elect to be excluded from the class and separately pursue their remedies and if so elected, would not be entitled to the benefits of the settlement agreement. All other legal actions brought against the water heater manufacturers respecting dip tube claims have been stayed until this lawsuit is resolved.

Separately, the water heater manufacturers on September 29, 1999, filed a direct action lawsuit in the Civil District Court for the Parish of Orleans, State of Louisiana against the insurers of Perfection Corporation and American Meter Company, the parent company of Perfection. This lawsuit seeks coverage from the defendant insurance companies for (i) the damages that the water heater manufacturers and the class members in the federal court action referred to above have incurred because of the property damages caused by the dip tube failures, (ii) the liability of the water heater manufacturers assumed by Perfection by contract, and (iii) the personal injuries suffered by the water heater manufacturers as a result of the disparagement of them and their products in the media reports relating to the dip tubes.

As of this date, it is premature for the company to determine what, if any, costs it will incur with respect to the aforementioned settlement. It is the company's expectation that all or a substantial portion of the costs will be recovered from the insurers of Perfection Corporation and American Meter Company as well as the company's insurers.

A lawsuit for damages and declaratory judgments in the Circuit Court of Milwaukee County, State of Wisconsin, in which the company is plaintiff is pending against three insurance companies for failure to pay in accordance with liability insurance policies issued to the company. The insurers have failed to pay, in full or in part, certain judgments, settlements and defense costs incurred in connection with closed lawsuits alleging damages for economic losses claimed to have arisen out of alleged defects in Harvestore animal feed storage equipment ("underlying claims"). In October 1998, the Wisconsin Appellate Court, First District entered an order which reversed the decision of the Circuit Court which had granted the company partial summary judgment against two insurance companies with respect to three of the underlying claims. The company's petition to the Wisconsin Supreme Court to accept its appeal of this decision was denied in January 1999, and the Appellate Court remanded the case to the trial court with directions to grant summary judgment in favor of the two insurance companies with respect to the subject underlying claims. At the trial court, the company and insurance companies filed cross motions for summary judgment with respect to the balance of the underlying claims brought by the company. In February 2000, the trial court judge issued a decision granting the insurance companies summary judgment. The company intends to appeal the trial court decision to the Wisconsin Appellate Court. While the company has, in part, assumed applicability of this coverage, should the company not prevail on its claims, it would not be material to its financial condition.

The company is currently involved as a potentially responsible party ("PRP") in judicial and administrative proceedings initiated on behalf of various state and federal regulatory agencies seeking to clean up twelve sites which have been environmentally impacted and to recover costs they have incurred or will incur as to those sites. The company has also been designated a PRP with respect to a former mine in Colorado which is being environmentally remediated by the U.S. EPA. The U.S. EPA commenced a lawsuit against a former owner of a mining company involved at the site, and that owner commenced a third-party action against the company and other parties for contribution.

It is impossible at this time to estimate the total cost of remediation for the sites or the company's ultimate share of those costs, primarily because the sites are in various stages of the remediation process and issues remain open at many sites concerning the selection and implementation of the final remedy, the cost of that remedy and the company's liability at a site relative to the liability and viability of the other PRPs.

The company has established reserves for these sites in a manner that is consistent with generally accepted accounting principles for costs associated with such cleanups when those costs are capable of being reasonably estimated. To the best of the company's knowledge, the reserves it has established and insurance proceeds that are available to the company are sufficient to cover the company's liability. The company further believes its insurers have the financial ability to pay any such covered claims and there are viable PRPs at each of the sites which have the financial ability to pay their respective shares of liability at the sites.

With respect to non-environmental claims, the company has self-insured a portion of its product liability loss exposure and other business risks for many years. The company has established reserves which it believes are adequate to cover incurred claims. For the year ended December 31, 1999, the company had $60 million of third-party product liability insurance for individual losses in excess of $1.5 million and for aggregate annual losses in excess of $10 million. The company reevaluates its exposure on claims periodically and makes adjustments to its reserves as appropriate.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of the security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

Pursuant to General Instruction of G(3) of Form 10-K, the following is a list of the current executive officers which is included as an unnumbered Item in Part I of this report in lieu of being included in the company's Proxy Statement for its 2000 Annual Meeting of Stockholders.

ROBERT J. O'TOOLE
-----------------

  Chairman of the Board of Directors, President and Chief Executive Officer

  Mr. O'Toole, 59, became chairman of the board of directors in March 1992. He is a member of the Investment Policy Committee of the board of directors. He was elected chief executive officer in March 1989. He was elected president, chief operating officer and a director in 1986. Mr. O'Toole joined the company in 1963. He is a director of Briggs & Stratton Corporation and Factory Mutual Insurance Company.

GLEN R. BOMBERGER
-----------------

  Executive Vice President, Chief Financial Officer and Director

  Mr. Bomberger, 62, has been a director and executive vice president and chief financial officer of the company since 1986. He is a member of the Investment Policy Committee of the board of directors. Mr. Bomberger joined A. O. Smith in 1960. He is currently a director of Smith Investment Company and Firstar Funds, Inc.

JOHN A. BERTRAND
----------------

  Senior Vice President and President - A. O. Smith Electrical Products Company

  Mr. Bertrand, 61, has been president of A. O. Smith Electrical Products Company, a division of the company, since 1986. He was elected senior vice president in October 1999. Mr. Bertrand joined the company in 1960.

CHARLES J. BISHOP
-----------------

  Vice President - Corporate Technology

  Dr. Bishop, 58, has been vice president-corporate technology since 1985. Dr. Bishop joined the company in 1981.

MICHAEL J. COLE
---------------

  Vice President - Asia

  Mr. Cole, 55, was elected vice president-Asia in March 1996. Previously he was
  vice  president-emerging  markets  of  Donnelly  Corporation,   an  automotive
  supplier.

DANIEL L. CURTIS
----------------

  President - Smith Fiberglass Products Company

  Mr. Curtis, 53, became the president of Smith Fiberglass Products Company, a division of the company, in February 2000. He served as vice president-manufacturing and engineering from 1997. He has also held executive and operations management positions with Cabot Corporation, a major manufacturer of specialty chemicals, and PPG Industries.

JOHN R. FARRIS
--------------

  President - A. O. Smith Engineered Storage Products Company

  Mr. Farris, 50, was elected president of A. O. Smith Engineered Storage Products Company, a division of the company, in July 1997. Previously he was president of A. O. Smith Harvestore Products, Inc. since November 1996 and president of Peabody TecTank, Inc. since 1987. Both of these subsidiaries were dissolved and the new entity A. O. Smith Engineered Storage Products Company established in July 1997.

JOHN J. KITA
------------

  Vice President, Treasurer and Controller

  Mr. Kita, 44, was elected vice president, treasurer and controller in April 1996. From 1995 to 1996 he was treasurer and controller. Prior thereto, he served as assistant treasurer since he joined the company in 1988.

RONALD E. MASSA
---------------

  Senior Vice President and President - A. O. Smith Water Products Company

  Mr. Massa, 50, became president of A. O. Smith Water Products Company, a division of the company, in February 1999. He was elected senior vice president in June 1997. He served as the president of A. O. Smith Automotive Products Company, a former division of the company, from June 1996 to April 1997. He was the president of A. O. Smith Water Products Company from 1995 to June 1996 and held other management positions in the Water Products Company prior thereto. He joined the company in 1976.

ALBERT E. MEDICE
----------------

  Vice President - Europe

  Mr. Medice, 57, was elected vice president-Europe in 1995. Previously, from 1990 to 1995, he was the general manager of A. O. Smith Electric Motors (Ireland) Ltd., a subsidiary of the company. Mr. Medice joined A. O. Smith in 1986 as vice president-marketing for its Electrical Products Company division.

EDWARD J. O'CONNOR
------------------

  Vice President - Human Resources and Public Affairs

  Mr. O'Connor, 59, has been vice president-human resources and public affairs for the company since 1986. He joined A. O. Smith in 1970.

STEVE W. RETTLER
----------------

  Vice President - Business Development

  Mr. Rettler, 45, was elected vice president-business development in July 1998. Previously he was vice president and general manager of Brady Precision Tape Co., a manufacturer of specialty tape products for the electronics market.

W. DAVID ROMOSER
----------------

  Vice President, General Counsel and Secretary

  Mr. Romoser, 56, was elected vice president, general counsel and secretary in March 1992.

                                     PART II

ITEM 5 - MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
--------------------------------------------------------------------------------
MATTERS
-------

  (a) Market Information. The Common Stock is listed on the New York Stock Exchange. The Class A Common Stock of A. O. Smith Corporation is listed on the American Stock Exchange. The symbols for these classes of the company's stock are: AOS for the Common Stock and SMCA for the Class A Common Stock. Firstar Bank, N.A., P. O. Box 2077, Milwaukee, Wisconsin 53201 serves as the registrar, stock transfer agent and the dividend reinvestment agent for both classes of the company's common stock.

  Quarterly Common Stock Price Range
  ----------------------------------

    1999                    1st Qtr.      2nd Qtr.     3rd Qtr.      4th Qtr.
    ----                    --------      --------     --------      ---------
    Common Stock
    High                     26-7/16            28           32        31-9/16
    Low                           19            19       25-1/2       18-13/16

    Class A Common
    High                    25-11/16       25-9/16       31-1/2             31
    Low                      19-5/16       19-3/16       26-1/8        19-3/16

    1998                    1st Qtr.      2nd Qtr.     3rd Qtr.       4th Qtr.
    ----                    --------      --------     --------       --------
    Common Stock
    High                    29-23/24        35-2/3       35-7/8             27
    Low                       26-7/8        28-2/3       18-7/8       15-13/16

    Class A Common
    High                      29-2/3        35-1/3       35-2/3        26-1/16
    Low                     27-11/12       29-2/25           19         16-3/8


  (b) Holders. As of January 31, 2000, the number of shareholders of record of Common Stock and Class A Common Stock were 1,226 and 543, respectively.

  (c) Dividends. Dividends paid on the common stock are shown in Note 14 to the Consolidated Financial Statements appearing elsewhere herein. The company's credit agreements contain certain conditions and provisions which restrict the company's payment of dividends. Under the most restrictive of these provisions, retained earnings of $59.9 million were unrestricted as of December 31, 1999.

  (d) Stock Repurchase Authority. As of February 22, 2000, approximately 8.5 million shares of Class A Common Stock and Common Stock had been repurchased for $212.5 million under three stock repurchase authorizations granted by the Board of Directors in 1997.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------
(Dollars in Thousands, except per share amounts)

                                                                  Years Ended December 31(1)
                                    -------------------------------------------------------------------------------------
                                          1999(2)(3)       1998(3)(4)         1997(3)(5)        1996            1995
                                          ----             ----               -----             ----            ----
Net sales - continuing operations   $   1,039,281      $   774,788        $   678,207       $   628,419     $   593,370

Earnings
--------
Continuing operations                      50,270           40,656             32,065            19,933          17,861

Discontinued operations:
   Operating earnings(loss)                  (890)           3,835             20,719            45,484          43,552
   Gain(loss) on disposition               (6,958)               -            101,046                 -               -
                                     ------------       ----------         ----------        ----------      ----------

   Earnings                                (7,848)           3,835            121,765            45,484          43,552
                                     ------------       ----------         ----------        ----------      ----------

Net earnings                        $      42,422      $    44,491        $   153,830       $    65,417     $    61,413
                                     ============       ==========         ==========        ==========      ==========

Basic earnings (loss) per share
-------------------------------
  of common stock
  ---------------
Continuing operations               $        2.17      $      1.73        $      1.16       $       .64     $       .57
Discontinued operations                      (.34)             .16               4.41              1.45            1.39
                                     ------------       ----------         ----------        ----------      ----------

Net earnings                        $        1.83      $      1.89        $      5.57       $      2.09     $      1.96
                                     ============       ==========         ==========        ==========      ==========

Diluted earnings (loss) per share
---------------------------------
  of common stock
  ---------------
Continuing operations               $        2.11      $      1.68        $      1.14       $       .63     $       .56
Discontinued operations                      (.33)             .16               4.32              1.43            1.38
                                     ------------       ----------         ----------        ----------      ----------

Net earnings                        $        1.78      $      1.84        $      5.46       $      2.06     $      1.94
                                     ============       ==========         ==========        ==========      ==========

Cash dividends per common share     $         .48      $       .47        $       .45       $       .44     $       .39

                                                                           December 31
                                    -------------------------------------------------------------------------------------
                                          1999             1998               1997              1996            1995
                                          ----             ----               ----              ----            ----

Total assets                        $   1,063,986      $   736,570        $   682,789       $   845,199     $   723,620

Long-term debt                            351,251          131,203            100,972           238,446         190,938

Total stockholders' equity                431,084          401,093            399,705           424,639         372,364

--------------------------------------------------------------------------------------------------------------------------

1 On January 17, 2000, the company decided to divest its fiberglass  piping and liquid and dry bulk storage  businesses.
  On April 18, 1997, the company sold its automotive products business,  exclusive of its Mexican automotive  affiliate, and on October 1, 1997 the company sold its 40 percent  interest in its Mexican  affiliate.  The company has accounted for the fiberglass piping and liquid and dry bulk storage and automotive businesses as discontinued  operations in the consolidated financial statements. See Note 3 to the consolidated financial statements which appears elsewhere herein.

2 On August 2, 1999, the company acquired the assets of MagneTek, Inc.'s domestic electric motor business and six wholly owned foreign subsidiaries for $244.6 million.

3 See Note 2 to the consolidated financial statements included elsewhere herein.

4 On July 1, 1998, the company acquired certain assets of General Electric Company's domestic  compressor motor business for $125.6 million.

5 On March 31, 1997, the company acquired UPPCO, Incorporated,  a manufacturer of subfractional C-frame electric motors, for $60.9 million.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

FINANCIAL REVIEW
A. O. Smith Corporation achieved record earnings from continuing operations in 1999 of $50 million or $2.11 per share, a 24 percent increase over last year's earnings of $41 million or $1.68 per share. The Electric Motor Technologies and Water Systems Technologies platforms established new sales and earnings records in 1999. Details of individual segment performance will be discussed later in this section.

Working capital at December 31, 1999, was $220 million compared with the company's working capital of $155 million and $238 million at December 31, 1998 and 1997, respectively. The company purchased MagneTek, Inc.'s worldwide motor operations for $245 million in the third quarter of 1999. In connection with the MagneTek motors acquisition, additional purchase liabilities of $19.4 million were recorded which included employee severance and relocation, as well as certain facility exit costs. The reduction in cash and cash equivalents of $23 million during 1999, as well as the majority of the increases in accounts receivable, inventory, and accounts payable, were primarily attributable to the acquisition. In addition, Electric Motor Technologies' inventories increased in the fourth quarter of 1999 in anticipation of higher customer demand in the first quarter of 2000. Working capital declined in 1998 primarily as a result of the decline in cash and equivalents associated with the $126 million acquisition of General Electric's compressor motor business.

Capital expenditures of continuing operations were $33 million in 1999 compared with $19 million in 1998 and $37 million in 1997. The increase in capital spending during 1999 occurred in the company's electric motors operation. The company is projecting 2000 capital expenditures of approximately $45 to $50 million. The increase over historical expenditures is due to the MagneTek motors acquisition. Cash flow from continuing operations is expected to adequately cover these capital expenditures.

Long-term debt increased $220 million from $131 million at December 31, 1998, to $351 million at December 31, 1999, primarily as a result of the MagneTek motors acquisition. Additionally, the company's leverage, as measured by total debt to total capital, increased to 45.6 percent at the end of 1999 compared with 25.3 percent at the end of 1998. In conjunction with the acquisition, the company terminated its existing $100 million, multi-year credit facility and established a new $250 million, five year revolving credit facility and a $100 million, 364-day revolving credit facility with a group of nine banks. Barring any acquisitions, the company expects the combination of 2000 cash flow and the previously announced sale of the Storage and Fluid Handling businesses will result in a significantly lower leverage ratio at the end of 2000.

The company repurchased 126,400 shares of its common stock during 1999 under its stock repurchase program. Since the program's inception in January 1997, approximately 8.5 million shares have been repurchased. Under the company's odd lot repurchase program initiated in July 1999, the company purchased 2,851 shares of its common stock.

A. O. Smith Corporation has paid dividends for 60 consecutive years. The company paid a total of $.48 per share in 1999 versus $.47 per share in 1998.

RESULTS OF OPERATIONS
Sales from continuing operations in 1999 were $1.04 billion, surpassing 1998 sales of $775 million by $265 million or 34 percent. Approximately $210 million of the increase was related to acquisition activities within the electric motors business during the past two years with another $13 million attributable to the inclusion of sales for the water heater operation in China which became wholly owned in December 1998. The remaining growth occurred in the company's core electric motor and water heater businesses. Sales from continuing operations in 1998 increased approximately $97 million compared with 1997 sales due mostly to the mid 1998 acquisition of the hermetic compressor motor business and a full year of sales from the subfractional motor business acquired in March 1997.

On January 21, 2000, the company announced its intent to exit the storage tank and fiberglass pipe markets. This decision is consistent with the company's commitment to an expanded presence in the electric motor and water products markets and the strategy to become a consolidator in these industries. As a result of the anticipated sale of these businesses, Smith Fiberglass Products Company and A. O. Smith Engineered Storage Products Company have been classified as discontinued operations in the accompanying financial statements.

The company's  gross profit margin for 1999 was 19.9 percent,  compared with the
20.4 percent and 20.7 percent gross margins achieved in 1998 and 1997, respectively. The decline in gross margin resulted from the previously discussed acquisitions and the Chinese water heater operation which carry lower margins than the base motors and water heater businesses. The decrease in gross margin from 1997 to 1998 was due to the previously discussed subfractional and hermetic compressor motor acquisitions.

Sales for the Electric Motor Technologies segment in 1999 increased $243 million or over 50 percent to a record $723 million from 1998 sales of $480 million. Sales in 1997 were $391 million. The acquisition of the MagneTek motors business on August 2, 1999, added approximately $145 million in sales while the hermetic compressor motor business acquired mid-year 1998 contributed approximately $65 million to sales during the first half of 1999. Stronger sales of hermetic motors and fractional motors for heating, ventilating, and air conditioning
(HVAC) applications accounted for most of the remaining improvement in sales as the air conditioning industry experienced a good year in 1999. Most of the increase in sales from 1997 to 1998 was due to the previously mentioned subfractional and hermetic compressor motor acquisitions. Sales in 1998 were also bolstered by a recovery in the hermetic motor business resulting from improvement in the HVAC industry.

Earnings for the Electric Motor Technologies segment in 1999 increased to a record $79 million or almost 40 percent higher than the $57 million earned in 1998. Earnings in 1997 were $46 million. The favorable trend in earnings resulted primarily from the higher sales volume due to acquisitions and growth in the base electric motor business.

Sales for Water Systems Technologies increased $21 million from $295 million in 1998 to $316 million in 1999. Sales in 1997 were $288 million. This segment's Chinese operation became wholly owned in December 1998, and accordingly, $13 million of sales for this entity have been included in 1999. Higher commercial product and other international sales accounted for the balance of the increase.

Earnings for Water Systems Technologies were $34 million in 1999, reflecting improvement over 1998 and 1997 earnings of $30 million and $29 million, respectively. Much of the earnings improvement was due to higher gross margins in 1999 resulting from favorable cost performance.

As previously mentioned, the company announced its intent to divest the Smith Fiberglass Products and Engineered Storage Products Companies. Sales for these discontinued operations declined from $155 million in 1997 to $143 million in 1998, with a further decline to $118 million in 1999. Pricing related weakness in the petroleum production and chemical markets over the past few years resulted in reduced capital spending and an associated reduction in demand for storage tanks and fiberglass pipe. The discontinued businesses of Smith Fiberglass Products and Engineered Storage Products generated a loss from operations equivalent to $.04 per share in 1999 compared with earnings of $.16 and $.19 in 1998 and 1997, respectively. The company recorded an after-tax charge of approximately $7 million to cover the estimated costs associated with the disposition of these businesses. The total loss from discontinued operations was $.33 per share in 1999. The company expects its divestitures to be substantially completed by the end of the third quarter of 2000. The total earnings from discontinued operations in 1997 included $4.13 per share associated with the sale of the Automotive Products Company in April 1997.

Selling, general, and administrative (SG & A) expense in 1999 was $111 million, a $25 million increase over the $86 million recorded in 1998. The increase in expense is due to the additional SG & A associated with the MagneTek motors acquisition and the initial consolidation of the Chinese water products operation. SG & A in 1998 remained fairly consistent with the $87 million recorded in 1997. Relative to sales, SG & A dropped steadily from 12.8 percent in 1997 to 10.6 percent in 1999. The decline in SG & A relative to sales reflects synergies associated with the previously discussed hermetic compressor motor acquisition.

Interest expense, net of the amount allocated to discontinued operations, was $12.8 million in 1999 compared with $5.9 million and $6.6 million in 1998 and 1997, respectively. The higher 1999 interest expense was the result of incurring additional debt to finance the MagneTek motors acquisition. The decline in interest expense from 1997 to 1998 was a function of slightly lower interest rates and greater amounts of capitalized interest associated with major plant and equipment expenditures.

Interest income declined from $8.9 million in 1997 to $3.7 million in 1998 and $1.4 million in 1999 as marketable securities were liquidated during the period to repurchase shares of common stock and to fund the $126 million compressor motor acquisition. A further decline in interest income occurred in 1999 as the remaining securities were liquidated to fund a portion of the MagneTek motors acquisition.

Other expense was $7.8 million in 1999 and was significantly higher than the previous two years due mostly to the amortization of goodwill and other intangibles associated with the company's recent acquisitions.

The company's effective tax rate over the past three years has averaged 34.7 percent and has been relatively consistent. The differential from the statutory rate was due primarily to the utilization of state tax loss carry-forwards associated with liquidated subsidiaries and research and development tax credits.

Outlook
The company has a number of important objectives in place for 2000. Completing the divestitures announced in January will continue to receive significant attention until those objectives are completed. Completion is expected before the end of the third quarter. The Electric Motor Technologies platform will continue to integrate the MagneTek motors acquisition, leveraging cost savings from materials, SG & A, and plant rationalization. The company continues to project the incremental earnings of $.30 to $.35 per share in 2000 as forecasted at the time of the acquisition. Consolidation opportunities in both commercial and residential markets for Water Systems Technologies will continue to be explored. Losses in the company's operation in China are projected to decline as sales growth continues to accelerate. On a consolidated basis, the company projects 2000 sales will surpass $1.3 billion and earnings growth will exceed the stated target of 15 percent.

OTHER MATTERS

Year 2000
During 1999, the company completed its efforts to address any potential Year 2000 issues. As a result of company-wide efforts, A. O. Smith Corporation experienced no business issues with respect to the commencement of 2000. Key customers, vendors, and service providers have performed normally early in 2000 and the company does not anticipate any future material adverse effect on its business operations, products, or financial prospects.

Costs specifically associated with renovating software for Year 2000 readiness were funded through operating cash flows and were not material to the company's financial position or results of operations.


Environmental
The company's operations are governed by a number of federal, state, and local environmental laws concerning the generation and management of hazardous materials, the discharge of pollutants into the environment, and remediation of sites owned by the company or third parties. The company has expended substantial financial and managerial resources complying with such laws. Expenditures related to environmental matters were not material in 1999 and are not expected to be material in any single year. Although the company believes that its operations are substantially in compliance with such laws and maintains procedures designed to maintain compliance, there are no assurances that substantial additional costs for compliance will not be incurred in the future. However, since the same laws govern the company's competitors, the company should not be placed at a competitive disadvantage.

Market Risk
The company is exposed to various types of market risks, primarily currency and certain commodities. The company monitors its risks in such areas on a continuous basis and generally enters into forward and futures contracts to minimize such exposures for periods of less than one year. The company does not engage in speculation in its derivatives strategies. Further discussion regarding derivative instruments is contained in Note 1 to the Consolidated Financial Statements.

Commodity risks include raw material price fluctuations. The company uses futures contracts to fix the cost of its expected needs with the objective of reducing price risk. Futures contracts are purchased over time periods and at volume levels which approximate expected usage. At December 31, 1999, the company had commodity futures contracts amounting to approximately $41 million of commodity purchases. A hypothetical 10 percent change in the underlying commodity price of such contracts would have a potential impact of $4.1 million. It is important to note that gains and losses from the company's futures contract activities will be offset by gains and losses in the underlying commodity purchase transactions being hedged.

In addition, the company enters into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. At December 31, 1999, the company had net foreign currency contracts outstanding of approximately $28 million. Assuming a hypothetical 10 percent movement in the respective currencies, the potential foreign exchange gain or loss associated with the change in rates would amount to $2.8 million. It is important to note that gains and losses from the company's forward contract activities will be offset by gains and losses in the underlying transactions being hedged.

The company's earnings exposure related to movements in interest rates is primarily derived from outstanding floating rate debt instruments that are determined by short-term money market rates. At December 31, 1999, the company had $235 million in outstanding floating rate debt with a weighted average interest rate of 6.4 percent at year-end. A hypothetical 10 percent annual increase or decrease in the year end average cost of the company's outstanding floating rate debt would result in a change in annual pre-tax interest expense of approximately $1.5 million.

Forward-Looking Statements
Certain statements in this report are "forward-looking statements." These forward-looking statements can generally be identified as such because the context of the statement will include words such as the company "believes," "anticipates," "expects," "projects," or words of similar import. Although the company believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business, there can be no assurance that its financial goals will be realized. Although a significant portion of the company's sales are derived from the replacement of previously installed product, and such sales are therefore less volatile, numerous factors may affect actual results and cause results to differ materially from those expressed in forward-looking statements made by, or on behalf of, the company. The company considers most important among such factors, the stability in its electric motor and water products markets, the timely and proper integration of the MagneTek motors acquisition, and the implementation of associated cost reduction programs.

All subsequent written and oral forward-looking statements attributable to the company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

See "Market Risk" above.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Index to Financial Statements:                                       Form 10-K
                                                                     Page Number
                                                                     -----------

Report of Independent Auditors.............................................18

Consolidated Balance Sheets at December 31, 1999 and 1998..................19

For each of the three years in the period ended December 31, 1999:

    - Consolidated Statement of Earnings...................................20

    - Consolidated Statement of Comprehensive Income.......................20

    - Consolidated Statement of Cash Flows.................................21

    - Consolidated Statement of Stockholders' Equity.......................22

Notes to Consolidated Financial Statements..............................23-39

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS

The Board of Directors and Stockholders
A. O. Smith Corporation


We have  audited the  accompanying  consolidated  balance  sheets of A. O. Smith
Corporation as of December 31, 1999 and 1998 and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. O. Smith Corporation at December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                               Ernst & Young LLP


Milwaukee, Wisconsin
January 19, 2000

CONSOLIDATED BALANCE SHEETS
December 31 (dollars in thousands)
------------------------------------------------------------------------------------------------------------------
                                                                                        1999            1998
------------------------------------------------------------------------------------------------------------------
Assets
     Current Assets
     Cash and cash equivalents                                                     $    14,761     $    37,666
     Receivables                                                                       183,442         113,098
     Inventories                                                                       163,443          87,216
     Deferred income taxes                                                              11,323          10,352
     Other current assets                                                                5,253           4,328
     Net current assets - discontinued operations                                       10,405          15,218
                                                                                    ----------      ----------
     Total Current Assets                                                              388,627         267,878

     Net property, plant, and equipment                                                283,493         204,456
     Goodwill and other intangibles                                                    251,085         143,682
     Prepaid pension                                                                    64,281          51,525
     Other assets                                                                       24,709          19,777
     Net long-term assets - discontinued operations                                     51,791          49,252
                                                                                    ----------      ----------
     Total Assets                                                                  $ 1,063,986     $   736,570
                                                                                    ==========      ==========

Liabilities
------------------------------------------------------------------------------------------------------------------
     Current Liabilities
     Trade payables                                                                $    81,221     $    51,074
     Accrued payroll and benefits                                                       32,272          28,453
     Accrued liabilities                                                                27,301          14,918
     Product warranty                                                                   10,847           6,786
     Income taxes                                                                        7,170           6,786
     Long-term debt due within one year                                                  9,629           4,629
                                                                                    ----------      ----------
     Total Current Liabilities                                                         168,440         112,646

     Long-term debt                                                                    351,251         131,203
     Product warranty                                                                   17,475          18,315
     Post retirement benefit obligation                                                 18,523          17,417
     Deferred income taxes                                                              48,675          36,813
     Other liabilities                                                                  28,538          19,083
                                                                                    ----------      ----------
     Total Liabilities                                                                 632,902         335,477
     Commitments and contingencies (notes 7 and 12)

Stockholders' Equity
------------------------------------------------------------------------------------------------------------------
     Preferred Stock                                                                         -               -
     Class A Common Stock (shares issued 8,722,920 and 8,737,575)                       43,615          43,688
     Common Stock (shares issued 23,826,442 and 23,811,787)                             23,826          23,812
     Capital in excess of par value                                                     53,026          51,121
     Retained earnings                                                                 531,204         499,954
     Accumulated other comprehensive loss                                               (3,238)         (1,488)
     Treasury stock at cost                                                           (217,349)       (215,994)
                                                                                    ----------        --------
     Total Stockholders' Equity                                                        431,084         401,093
                                                                                    ----------      ----------
     Total Liabilities and Stockholders' Equity                                    $ 1,063,986     $   736,570
                                                                                    ==========      ==========

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF EARNINGS
Years ended December 31 (dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------------------------------------------
                                                                         1999            1998            1997
-------------------------------------------------------------------------------------------------------------------

Continuing Operations
     Net sales                                                       $ 1,039,281      $  774,788      $  678,207
     Cost of products sold                                               832,369         616,516         537,542
                                                                      ----------       ---------       ---------
     Gross profit                                                        206,912         158,272         140,665
     Selling, general, and administrative expenses                       110,613          85,806          86,809
     Interest expense                                                     12,821           5,914           6,605
     Interest income                                                      (1,392)         (3,714)         (8,875)
     Other expense - net                                                   7,778           3,345           3,096
                                                                      ----------       ---------       ---------
                                                                          77,092          66,921          53,030
     Provision for income taxes                                           26,822          23,189          18,370
                                                                      ----------       ---------       ---------

     Earnings before equity in loss
         of joint venture                                                 50,270          43,732          34,660
     Equity in loss of joint venture                                           -          (3,076)         (2,595)
                                                                      ----------      ----------       ---------

Earnings from Continuing Operations                                       50,270          40,656          32,065

Discontinued Operations
     Earnings (loss)from operations less related income
         tax (benefit) 1999 - $(475), 1998 - $2,020, and
         1997 - $10,592                                                     (890)          3,835          20,719
     Gain (loss) on disposition less related income tax
     (benefit) of $(4,542) in 1999 and $71,538 in 1997                    (6,958)              -         101,046
                                                                      ----------       ---------       ---------

Net Earnings                                                         $    42,422      $   44,491      $  153,830
                                                                      ==========       =========       =========

Basic Earnings (Loss) Per Share of Common Stock
     Continuing Operations                                                 $2.17           $1.73           $1.16
     Discontinued Operations                                                (.34)            .16            4.41
                                                                           -----           -----            ----
     Net Earnings                                                          $1.83           $1.89           $5.57
                                                                            ====            ====            ====

Diluted Earnings (Loss) Per Share of Common Stock
     Continuing Operations                                                 $2.11           $1.68           $1.14
     Discontinued Operations                                                (.33)            .16            4.32
                                                                           -----           -----            ----
     Net Earnings                                                          $1.78           $1.84           $5.46
                                                                            ====            ====            ====

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Years ended December 31 (dollars in thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                         1999             1998           1997
-------------------------------------------------------------------------------------------------------------------

Net earnings                                                         $    42,422      $   44,491      $  153,830
Foreign currency translation adjustment                                   (1,750)             91          (1,637)
Translation adjustment related to
      sale of Mexican affiliate                                                -               -           7,459
                                                                      ----------       ---------       ---------

Comprehensive Income                                                 $    40,672      $   44,582      $  159,652
                                                                      ==========       =========       =========

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Years ended December 31 (dollars in thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                         1999            1998            1997
-------------------------------------------------------------------------------------------------------------------
Operating Activities
Continuing
     Earnings from continuing operations                             $    50,270      $   40,656      $   32,065
     Adjustments to reconcile net earnings to net
         cash provided by operating activities:
           Depreciation                                                   30,769          22,952          19,813
           Amortization                                                    6,546           3,514           1,821
           Equity in loss of joint venture                                     -           3,076           2,595
           Net change in current assets and liabilities                  (27,378)         (7,543)         11,823
           Net change in other noncurrent assets and liabilities         (13,278)          1,601           4,759
           Other                                                             856           1,198             653
                                                                      ----------       ---------       ---------
Cash Provided by Operating Activities                                     47,785          65,454          73,529
                                                                      ----------       ---------       ---------

Investing Activities
     Acquisition of businesses                                          (244,592)       (126,273)        (60,918)
     Capital expenditures                                                (32,807)        (18,511)        (37,368)
     Investment in joint venture                                               -          (7,224)        (13,717)
     Other                                                                (1,767)         (1,705)         (1,305)
                                                                      ----------       ---------       ---------
Cash Used in Investing Activities                                       (279,166)       (153,713)       (113,308)
                                                                      ----------       ---------       ---------

Cash Used In Operating and Investing Activities                         (231,381)        (88,259)        (39,779)

Discontinued
Cash provided by (used in) operating activities                              226           9,204         (99,413)
Cash used in investing activities                                         (5,799)         (9,713)        (59,966)
Proceeds from disposition                                                      -               -         773,090
Tax payments associated with disposition                                       -               -        (106,039)
                                                                      ----------       ---------       ---------
Cash Flow Provided by (Used in) Discontinued Operations                   (5,573)           (509)        507,672

 Financing Activities
     Long-term debt incurred                                             229,677          30,028               -
     Long-term debt retired                                               (4,629)         (5,590)       (143,816)
     Purchase of treasury stock                                           (2,773)        (33,288)       (176,550)
     Net proceeds from common stock and option activity                    1,149             271           3,757
     Tax benefit from exercise of stock options                            1,797             168             884
     Dividends paid                                                      (11,172)        (11,051)        (12,677)
                                                                      ----------       ---------       ---------
Cash Provided by (Used in) Financing Activities                          214,049         (19,462)       (328,402)
                                                                      ----------       ---------       ---------
     Net increase (decrease) in cash and cash equivalents                (22,905)       (108,230)        139,491
     Cash and cash equivalents--beginning of year                         37,666         145,896           6,405
                                                                      ----------       ---------       ---------
Cash and Cash Equivalents--End of Year                               $    14,761      $   37,666      $  145,896
                                                                      ==========       =========       =========


See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years ended December 31 (dollars in thousands)
------------------------------------------------------------------------------------------------------------------
                                                                          1999            1998            1997
------------------------------------------------------------------------------------------------------------------
Class A Common Stock
Balance at beginning of year                                         $    43,688      $   43,782      $   43,821
Conversion of Class A Common Stock                                           (73)            (94)            (39)
                                                                      ----------       ---------       ---------
Balance at end of year                                               $    43,615      $   43,688      $   43,782
                                                                      ----------       ---------       ---------

Common Stock
Balance at beginning of year                                         $    23,812      $   23,793      $   23,785
Conversion of Class A Common Stock                                            14              19               8
                                                                      ----------       ---------       ---------
Balance at end of year                                               $    23,826      $   23,812      $   23,793
                                                                      ----------       ---------       ---------

Capital in Excess of Par Value
Balance at beginning of year                                         $    51,121      $   50,020      $   46,888
Conversion of Class A Common Stock                                            59              75              31
Exercise of stock options                                                   (182)            344           2,217
Tax benefit from exercise of stock options                                 1,797             168             884
Stock incentives and directors' compensation                                 231             561               -
Other                                                                          -             (47)              -
                                                                      ----------       ---------       ---------
Balance at end of year                                               $    53,026      $   51,121      $   50,020
                                                                      ----------       ---------       ---------

Retained Earnings
Balance at beginning of year                                         $   499,954      $  466,514      $  325,361
Net earnings                                                              42,422          44,491         153,830
Cash dividends on common stock                                           (11,172)        (11,051)        (12,677)
                                                                      ----------       ---------       ---------
Balance at end of year                                               $   531,204      $  499,954      $  466,514
                                                                      ----------       ---------       ---------

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year                                         $    (1,488)     $   (1,579)     $   (7,401)
Foreign currency translation adjustments                                  (1,750)             91          (1,637)
Translation adjustments related to sale of
     Mexican affiliate                                                         -               -           7,459
                                                                      ----------       ---------       ---------
Balance at end of year                                               $    (3,238)     $   (1,488)     $   (1,579)
                                                                      ----------       ---------       ---------

Treasury Stock
Balance at beginning of year                                         $  (215,994)     $ (182,825)     $   (7,815)
Purchase of treasury stock                                                (2,773)        (33,241)       (176,550)
Exercise of stock options                                                  1,330             (73)          1,540
Stock incentives and directors' compensation                                  88             145               -
                                                                      ----------       ---------       ---------
Balance at end of year                                               $  (217,349)     $ (215,994)     $ (182,825)
                                                                      ----------       ---------       ---------

Total Stockholders' Equity                                           $   431,084      $  401,093      $  399,705
                                                                      ==========       =========       =========

See accompanying notes which are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Significant Accounting Policies

Organization. A. O. Smith Corporation is a manufacturer serving customers worldwide. The company's major product lines include: fractional and integral horsepower Alternating Current (A/C) and Direct Current (D/C) and hermetic electric motors, and residential and commercial water heaters. The company's products are manufactured and marketed primarily in North America. Electric motors are sold principally to original equipment manufacturers. Water heaters are distributed principally through a diverse network of plumbing wholesalers.

As discussed in Note 3, the company's fiberglass piping systems and liquid and dry storage systems are classified as discontinued operations. Fiberglass piping is sold through a network of distributors to the service station market and the petroleum production industry as well as the chemical/industrial market. Storage tanks are sold through a network of dealers to municipalities, industrial concerns and farmers.

Consolidation and basis of presentation. The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries.

Investment in joint ventures. At December 31, 1997, the company accounted for its two joint ventures in the People's Republic of China on the equity method as the local venture partners held certain participating rights. In December 1998, the company bought out its partner in its water heater joint venture (see Note
2) and accordingly, the company consolidated this entity beginning December 31, 1998. The fiberglass piping joint venture became a wholly owned subsidiary in January 1999 and is classified as a discontinued operation (see Note 3).

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

Fair values. The carrying amounts of cash and cash equivalents, receivables, trade payables, and long-term debt approximated fair value as of December 31, 1999 and 1998.

Foreign currency translation. For all subsidiaries outside the United States with the exception of Mexico, the company uses the local currency as the functional currency. For these operations, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at weighted-average exchange rates. The resulting translation adjustments are recorded as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in net earnings.

Cash and cash equivalents. The company considers all highly liquid investments, generally with a maturity of three months or less when purchased, to be cash equivalents. Cash equivalents, consisting principally of money market funds, totaled $26.9 million at December 31, 1998. The cost of these securities are considered to be "available for sale" for financial reporting purposes.

Inventory valuation. Inventories are carried at lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for substantially all domestic inventories. Inventories of foreign subsidiaries and supplies are determined using the first-in, first-out (FIFO) method.

Property, plant, and equipment. Property, plant, and equipment are stated at cost. Depreciation is computed primarily by the straight-line method.

Goodwill and other intangibles. Goodwill and other intangibles are stated at cost and are amortized on a straight-line basis over the estimated periods benefited ranging from 10 to 40 years.

Impairment of long-lived assets. Property, plant, and equipment, other long-term assets, goodwill, and other intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.

Derivative instruments. The company enters into futures contracts to fix the cost of certain raw material purchases, principally copper, with the objective of minimizing changes in inventory cost due to market fluctuations. Any differences between the company's fixed price and current market prices are included as part of the inventory cost when the contracts mature. As of December 31, 1999, the company had contracts covering the majority of its expected copper requirements for 2000. These futures contracts limit the impact from both favorable and unfavorable price changes. The effect of these programs was not material to the results of operations for the three years ended December 31, 1999.

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

The following table summarizes, by currency, the contractual amounts of the company's forward exchange contracts.

December 31 (dollars in thousands)            1999                   1998
-------------------------------------------------------------------------------
                                         Buy        Sell       Buy        Sell
                                      --------    -------    --------   -------

  U.S. dollar                         $  1,400    $ 8,100    $  2,400   $ 2,400
  British pound                            477      1,391         498     1,991
  Mexican peso                          35,516          -      32,535         -
                                      --------    -------    --------    ------
        Total                         $ 37,393    $ 9,491    $ 35,433   $ 4,391
                                       =======     ======     =======    ======

The forward contracts in place at December 31, 1999 and 1998 amounted to approximately 60 and 80 percent, respectively, of the company's anticipated subsequent year exposure for those currencies hedged.

Revenue recognition. The company recognizes revenue upon shipment of product to the customer.

Research and development. Research and development costs are charged to operations as incurred and amounted to $15.6, $12.8, and $12.6 million for continuing operations during 1999, 1998 and 1997, respectively.

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

Earnings per share of common stock.. The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

                                                  1999       1998       1997
--------------------------------------------------------------------------------
  Denominator for basic earnings per share--
     weighted-average shares                   23,220,813  23,583,790 27,634,307
  Effect of dilutive stock options                566,540     600,114    556,978
                                               ----------  ---------- ----------
  Denominator for diluted earnings per share   23,787,353  24,183,904 28,191,285
                                               ==========  ========== ==========


New accounting standards. During 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the Statement), which was amended by SFAS No. 137. Provisions of the Statement are required to be adopted for years beginning after June 15, 2000, and will require the company to recognize all derivatives in the balance sheet at fair value. The company will adopt the Statement no later than January 1, 2001, and estimates that the adoption of SFAS No. 133 will not be material to its results of operations, financial position, or cash flows.


2.  Acquisitions

On August 2, 1999, the company acquired the assets of MagneTek, Inc.'s (MagneTek) domestic electric motor business and six wholly owned foreign subsidiaries for $244.6 million. On July 1, 1998, the company acquired certain assets of General Electric Company's domestic compressor motor business (Scottsville) for $125.6 million. On March 31, 1997, the company acquired UPPCO, Incorporated (UPPCO), a manufacturer of subfractional C-frame electric motors, for $60.9 million. All of the acquisitions were accounted for using the purchase method of accounting and, accordingly, the financial statements include the operating results of the acquired businesses from their respective dates of acquisition. The purchase prices have been allocated to the assets acquired and the liabilities assumed based upon their respective fair values at the date of acquisition. The excess of the purchase prices over the fair values of net assets acquired, $103.6, $92.6 and $46.2 million for MagneTek, Scottsville, and UPPCO, respectively, have been recorded as goodwill. The MagneTek purchase price allocation was based upon current estimates and may be revised. Other intangibles acquired in connection with the MagneTek acquisition including assembled workforce, customer list, patents, and trademarks were assigned fair values aggregating $9.0 million and are being amortized over periods of 10 to 30 years.

In connection with the MagneTek acquisition, additional purchase liabilities of $19.4 million were recorded which included employee severance and relocation, as well as certain facility exit costs. Costs incurred from August 2, 1999 to December 31, 1999 and charged against the purchase liabilities totaled $.9 million.

As discussed in Note 1, the company purchased its partner's interest in its water systems joint venture in December 1998. The excess of the consideration, including the distribution to the partner of certain inventories and equipment over the fair values of the assets acquired, amounted to $5.3 million and has been recorded as goodwill.

On a pro forma basis, the unaudited consolidated results from continuing operations assuming the acquisitions of MagneTek and Scottsville occurred on January 1, 1998 follows:

Years ended December 31 (dollars in thousands)         1999             1998
--------------------------------------------------------------------------------
Net sales                                          $1,275,508       $1,223,675
Earnings                                               42,379           41,891
Earnings per share:
  Basic 1.83                                             1.78
  Diluted                                                1.78             1.73

The pro forma results have been prepared for informational purposes only and include adjustments to depreciation expense of acquired plant and equipment, amortization of goodwill, increased interest expense on acquisition debt, and certain other adjustments, together with related income tax effects of all such adjustments. Anticipated efficiencies from the consolidation of certain manufacturing activities and anticipated lower material costs related to the consolidation of purchasing have been excluded from the pro forma operating results. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchases been made as of the beginning of the periods presented or of the results of operations that may occur in the future.

3.  Discontinued Operations

On January 17, 2000, the company, with the approval of its Board of Directors, decided to divest the company's fiberglass piping and liquid and dry bulk storage businesses. Net sales of the fiberglass piping and liquid and dry storage businesses were $117.8, $142.8 and $154.7 million in fiscal 1999, 1998, and 1997, respectively.

On April 18, 1997, the company sold its automotive products business, excluding its Mexican automotive affiliate, for $710 million. On October 1, 1997, the company sold its 40 percent interest in its Mexican affiliate for $63 million. Net sales of the automotive operations were $296.2 for 1997, through the date of the sale.

The operating results of the discontinued businesses have been reported separately as discontinued operations in the accompanying financial statements. Certain expenses have been allocated to the discontinued operations, including interest expense, which was allocated based on the ratio of net assets of the discontinued businesses to the total consolidated capital of the company.

The  components  of the net assets of  discontinued  operations  included in the consolidated balance sheets are as follows:
December 31 (dollars in thousands)                                                       1999             1998
------------------------------------------------------------------------------------------------------------------
Current Assets
  Receivables                                                                      $    23,644      $    20,666
  Inventories                                                                           11,636           12,768
  Other current assets                                                                   5,048            5,174
  Trade payables                                                                        (6,410)          (6,355)
  Accrued payroll and benefits                                                          (5,410)          (6,705)
  Other                                                                                (18,103)         (10,330)
                                                                                    ----------       ----------
Net current assets                                                                 $    10,405      $    15,218
                                                                                    ==========       ==========

Long-Term Assets
  Net property, plant, and equipment                                               $    47,376      $    44,314
  Other assets                                                                          14,724           16,289
  Long-term liabilities                                                                (10,309)         (11,351)
                                                                                    ----------       ----------
Net long-term assets                                                               $    51,791      $    49,252
                                                                                    ==========       ==========

4.  Statement of Cash Flows
Supplemental cash flow information is as follows:

Years ended December 31 (dollars in thousands)                        1999               1998             1997
----------------------------------------------------------------------------------------------------------------
Change in current assets and liabilities:
  Receivables                                                    $  (11,773)       $     3,068      $     3,819
  Inventories                                                       (20,158)           (10,190)           7,775
  Other current assets                                                  392               (922)           1,117
  Trade payables                                                      6,654             (5,855)          (6,671)
  Accrued liabilities, including payroll and benefits                (1,979)             6,614            3,362
  Income taxes                                                         (514)              (258)           2,421
                                                                  ---------         ----------       ----------
                                                                 $  (27,378)       $    (7,543)     $    11,823
                                                                  =========         ==========       ==========

5.  Inventories

December 31 (dollars in thousands)                                                       1999             1998
----------------------------------------------------------------------------------------------------------------
Finished products                                                                  $    99,335      $    51,057
Work in process                                                                         40,197           16,861
Raw materials                                                                           41,997           40,018
Supplies                                                                                 1,322              902
                                                                                    ----------       ----------
                                                                                       182,851          108,838
Allowance to state inventories at LIFO cost                                             19,408           21,622
                                                                                    ----------       ----------
                                                                                   $   163,443      $    87,216
                                                                                    ==========       ==========

6.  Property, Plant, and Equipment

December 31 (dollars in thousands)                                                       1999             1998
----------------------------------------------------------------------------------------------------------------
Land                                                                               $     6,690      $     5,528
Buildings                                                                               91,417           80,465
Equipment                                                                              420,634          319,552
                                                                                    ----------       ----------
                                                                                       518,741          405,545
Less accumulated depreciation                                                         (235,248)        (201,089)
                                                                                    ----------       ----------
                                                                                   $   283,493      $   204,456
                                                                                    ==========       ==========

Capitalized interest on borrowed funds during construction was $1.5 and $1.0 million in 1998 and 1997, respectively. In 1999, there was no capitalized interest within the company's continuing operations.

7.   Long-Term Debt and Lease Commitments

December 31 (dollars in thousands)                            1999       1998
--------------------------------------------------------------------------------
Bank credit lines, average year-end interest rate of
  6.1% for 1999 and 6.4% for 1998                          $ 19,944   $  6,789

Commercial paper, average year-end interest rate of
  6.3% for 1999                                             134,522          -

Revolver borrowings, average year-end interest rate of
  6.9% for 1999                                              82,000          -

Term notes with insurance companies, expiring through
  2018, average year-end interest rate of 7.0% for 1999
  and 1998                                                  106,914    111,543

Other notes, expiring through 2012, average year-end
  interest rate of  4.7% for 1999 and 4.6% for 1998          17,500     17,500
                                                           --------   --------
                                                            360,880    135,832
Less amount due within one year                               9,629      4,629
                                                           --------   --------
                                                           $351,251   $131,203
                                                           ========   ========

The company has a $350 million revolving credit agreement with a group of nine banks of which $100 million expires July 31, 2000, and $250 million expires August 2, 2004. At its option, the company maintains either cash balances or pays fees for bank credit and services.

The company's credit agreement and term notes contain certain conditions and provisions which restrict the company's payment of dividends. Under the most restrictive of these provisions, retained earnings of $59.9 million were unrestricted as of December 31, 1999.

Borrowings under the bank credit lines and in the commercial paper market are supported by the long-term portion of the revolving credit agreement, and accordingly, have been classified as long-term. It has been the company's practice to renew or replace the revolving credit agreement so as to maintain the availability of debt on a long-term basis and to provide 100 percent backup for its borrowings in the commercial paper market.

Long-term debt,  maturing  within each of the five years  subsequent to December
31,  1999,  is  as  follows:  2000-$9.6;  2001-$11.1;   2002-$13.3;  2003-$11.7;
2004-$8.6 million.

Future minimum payments under noncancelable operating leases for continuing operations total $64.2 million and are due as follows: 2000-$10.5; 2001-$9.0; 2002-$8.0; 2003-$7.5; 2004-$6.6; and thereafter- $22.6 million. Rent expense for continuing operations, including payments under operating leases, was $15.3, $12.9, and $11.6 million in 1999, 1998, and 1997, respectively.

Interest paid by the company for continuing and discontinued operations, was $13.8, $6.4 and $13.0 million in 1999, 1998, and 1997, respectively.

8.  Stockholders' Equity

The company's authorized capital consists of 3 million shares of Preferred Stock $1 par value, 14 million shares of Class A Common Stock $5 par value, and 60 million shares of Common Stock $1 par value. The Common Stock has equal dividend rights with Class A Common Stock and is entitled, as a class, to elect 25 percent of the board of directors and has 1/10th vote per share on all other matters.

During 1999, 1998, and 1997, 14,655, 19,914, and 10,950 shares, respectively, of
Class A Common Stock were converted into Common Stock. Regular dividends paid on the Class A Common and Common Stock amounted to $.48, $.47, and $.45 per share in 1999, 1998, and 1997, respectively.

On January 27, 1997, the company's board of directors approved the repurchase of up to 3 million shares of Common Stock. On June 10, 1997, and December 9, 1997, the board authorized the repurchase of up to $80 million and $50 million, respectively, of additional Common Stock. During 1999 and 1998, the company purchased 855 and 4,800 shares of Class A Common Stock and 128,396 and 1,183,650 shares of Common Stock, respectively. At December 31, 1999, 32,595 and 9,122,640 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock. At December 31, 1998, 31,740 and 9,226,036 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

9.  Stock Options

The company has two Long-Term Executive Incentive Compensation Plans for granting of nonqualified and incentive stock options to key employees. The 1990 Plan has terminated except as to outstanding options. The 1999 Plan provides for the issuance of 1.5 million stock options at fair value on the date of grant. The options granted become exercisable one year from date of grant and, for active employees, expire ten years after date of grant. The number of shares available for granting of options at December 31, 1999 was 1,270,300.

Changes in option shares, all of which are Common Stock, were as follows:

                                                         Weighted-
                                                          Average
                                                         Per Share
                                                          Exercise                       Years Ended December 31
                                                         Price-1999              1999              1998              1997
                                                        ------------             ----              ----              ----
Outstanding at beginning of year                            $14.29             2,022,900         1,883,025        1,963,200

Granted
   1999--$29.03 per share                                    29.03               173,900
   1998--$18.31 to $29.83 per share                                                                277,350
   1997--$27.25 per share                                                                                           175,050

Exercised
   1999--$4.67 to $16.67 per share                            5.29              (217,000)
   1998--$5.79 to $18.33 per share                                                                (137,475)
   1997--$5.63 to $18.33 per share                                                                                 (255,225)
                                                                            --------------------------------------------------
Outstanding at End of Year
   (1999--$4.67 to $29.83 per share)                         16.57             1,979,800         2,022,900        1,883,025
                                                                               =========         =========        =========

Exercisable at End of Year                                   15.37             1,805,900         1,745,550        1,707,975
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

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and exercisable at December 31, 1999:

                                                                                                          Weighted-
                             Options           Weighted-            Options             Weighted-          Average
                         Outstanding at         Average          Exercisable at          Average          Remaining
     Range of             December 31,          Exercise          December 31,          Exercise         Contractual
  Exercise Prices            1999                Price               1999                Price              Life
-------------------      --------------        ---------         --------------          -------         -----------
$4.67 to $5.63                335,100            $5.28              335,100              $ 5.28            2 years
$8.67                         151,200             8.67              151,200                8.67            3 years
$16.33 to $18.33            1,135,700            17.31            1,135,700               17.31            7 years
$25.25 to $29.83              357,800            28.14              183,900               27.30            9 years
                            ---------                             ---------
                            1,979,800                             1,805,900
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

Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the company's pro forma earnings and earnings per share from continuing operations would have been as follows:

Years ended December 31 (dollars in thousands,
  except per share amounts)                       1999        1998      1997
--------------------------------------------------------------------------------
Earnings:
    As reported                                 $50,270     $40,656    $32,065
    Pro forma                                    49,311      39,839     31,167
Earnings per share:
    As reported:
        Basic                                   $  2.17       $1.73      $1.16
        Diluted                                    2.11        1.68       1.14
    Pro forma:
        Basic                                      2.12        1.69       1.13
        Diluted                                    2.07        1.65       1.11


The weighted-average fair value per option at the date of grant during 1999, 1998, and 1997 using the Black-Scholes option-pricing model, was $9.58, $5.30 and $7.51, respectively. Assumptions were as follows:

                                                  1999        1998       1997
--------------------------------------------------------------------------------
Expected life (years)                              4.0         4.0        4.0
Risk-free interest rate                            6.5%        4.6%       5.9%
Dividend yield                                     2.1%        2.1%       2.0%
Expected volatility                               38.6%       35.2%      30.4%

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

The following tables present the changes in benefit obligations, plan assets, funded status and major assumptions used to determine these amounts for domestic pension and post-retirement plans, and components of net periodic benefit costs including amounts for discontinued operations.

                                                          Pension Benefits                    Post-retirement Benefits
                                                   -----------------------------            --------------------------------
Years ended December 31 (dollars in thousands)        1999               1998                   1999             1998
----------------------------------------------------------------------------------------------------------------------------
Change in benefit obligations
Benefit obligation at beginning of year            $ (527,597)        $ (495,215)           $ (16,312)       $  (15,208)
Service cost                                           (4,890)            (4,368)                (338)             (194)
Interest cost                                         (36,314)           (35,761)              (1,195)           (1,026)
Participant contributions                                   -                  -                 (261)             (165)
Plan amendments                                          (125)            (2,462)                   -                 -
Acquisitions                                          (33,136)                 -               (1,770)           (1,627)
Actuarial gains (losses) including
    assumption changes                                 33,072            (25,543)                 152              (129)
Benefits paid                                          38,332             35,752                2,247             2,037
                                                   ----------         ----------            ---------        ----------

Benefit obligation at end of year                  $ (530,658)        $ (527,597)           $ (17,477)       $  (16,312)
                                                   ==========         ==========            =========        ==========

Change in plan assets
Fair value of plan assets at beginning of year     $  628,856         $  580,865            $       -        $        -
Actual return on plan assets                          134,902             83,743                    -                 -
Contribution by the company                                 -                  -                1,986             1,872
Participant contributions                                   -                  -                  261               165
Acquisitions                                           30,061                  -                    -                 -
Benefits paid                                         (38,332)           (35,752)              (2,247)           (2,037)
                                                   ----------         ----------            ---------        ----------

Fair value of plan assets at end of year           $  755,487         $  628,856            $       -        $        -
                                                   ==========         ==========            =========        ==========

Funded status                                      $  224,829         $  101,259            $ (17,477)       $  (16,312)
Unrecognized net actuarial gain                      (163,361)           (51,985)              (1,848)           (1,755)
Unrecognized net transition asset                      (1,437)            (2,376)                   -                 -
Unrecognized prior service cost                         4,250              4,627                 (829)             (981)
                                                   ----------         ----------            ---------        ----------

Prepaid pension asset (accrued cost)               $   64,281         $   51,525            $ (20,154)       $  (19,048)
                                                   ==========         ==========            =========        ==========

Major assumptions as of December 31
Discount rate                                            7.75%              7.00%                7.75%             7.00%
Expected return on plan assets                          10.25%             10.25%                 n/a               n/a
Rate of compensation increase                            4.00%              4.00%                4.00%             4.00%
Health care cost trend rate                               n/a                n/a                 6.00%             6.00%

                                                         Pension Benefits                    Post-retirement Benefits
                                               ----------------------------------      -------------------------------------
Years ended December 31 (dollars in thousands)    1999          1998        1997         1999        1998         1997
----------------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost
Service cost                                   $  4,890      $  4,368    $  2,765      $   338     $   194      $   222
Interest cost                                    36,314        35,761      35,944        1,195       1,026        1,155
Expected return on plan assets                  (56,598)      (53,100)    (49,845)           -           -            -
Amortization of prior service cost                  502           346         959         (152)       (152)           -
Amortization of transition asset                   (939)         (939)       (939)           -           -            -
Amortization of net actuarial gain                    -             -           -          (59)       (162)        (367)
                                               --------      --------    --------      -------      ------      -------

Benefit cost (income)                          $(15,831)     $(13,564)   $(11,116)     $ 1,322     $   906      $ 1,010
                                               ========      ========    ========      =======      ======      =======

Net periodic benefit cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

Accrued post-retirement benefit cost is included in the consolidated balance sheet in the accounts shown below:

December 31 (dollars in thousands)                 1999           1998
--------------------------------------------------------------------------------
Accrued liabilities                             $  1,631       $  1,631
Post-retirement benefit obligation                18,523         17,417
                                                 -------        -------
Accrued post-retirement benefit cost            $ 20,154       $ 19,048
                                                 =======        =======

The company does not provide post-retirement health care benefits beyond age 65. Certain hourly employees retiring after January 1, 1996, are subject to a maximum annual benefit and salaried employees hired after December 31, 1993, are not eligible for post-retirement medical benefits. As a result, a one percentage point change in the health care cost trend rate would not have a significant effect on the amounts reported.

The company has a defined contribution profit sharing and retirement plan covering the majority of its salaried nonunion employees which provides for annual company contributions of 35 percent to 140 percent of qualifying contributions made by participating employees. The amount of the company's contribution in excess of 35 percent is dependent upon the company's profitability. In connection with the acquisition of MagneTek, the company established a defined contribution plan that provides for matching company contributions of 2 percent of the first 6 percent of qualified employee contributions up to an annual maximum contribution that is consistent with the previous employer. The company's contributions for all defined contribution plans, including amounts for discontinued operations and acquisitions from the date of acquisition, were $4.0, $3.5, and $3.5 million for 1999, 1998, and 1997, respectively.

11.   Income Taxes

The components of the provision for income taxes for continuing operations consisted of the following:

Years ended December 31 (dollars in thousands)      1999       1998      1997
-------------------------------------------------------------------------------
Current:
   Federal                                        $13,210    $15,036   $23,391
   State                                            2,399      1,330       607
   International                                    1,339        718       894
Deferred                                           11,274      6,855    (4,822)
Business tax credits                               (1,400)      (750)   (1,700)
                                                  -------      ------   ------

                                                  $26,822    $23,189   $18,370
                                                  =======     ======   =======

The provision for income taxes for continuing operations differs from the statutory U.S. federal rate due to the following items:

Years ended December 31 (dollars in thousands)      1999       1998      1997
-------------------------------------------------------------------------------

Provision at federal statutory rate               $26,982    $23,422   $18,561
International income taxes                         (1,413)      (662)     (158)
State income and franchise taxes                    2,782      1,534     1,532
Business tax credits                               (1,400)      (750)   (1,700)
Non-deductible items                                  439        499       516
Foreign sales corporation benefit                    (568)      (854)     (381)
                                                  -------     ------    ------

                                                  $26,822    $23,189   $18,370
                                                  =======     ======    ======

Components of earnings from continuing operations before income taxes were as follows:

Years ended December 31 (dollars in thousands)      1999       1998      1997
-------------------------------------------------------------------------------

United States                                     $76,201    $62,449   $50,114
International                                         891      4,472     2,916
                                                   ------     ------    ------

                                                  $77,092    $66,921   $53,030
                                                   ======     ======    ======

Total taxes paid by the  company  for  continuing  and  discontinued  operations
amounted  to  $11.6,   $6.5,  and  $133.6  million  in  1999,  1998,  and  1997,
respectively.

No provision for U.S. income taxes has been made on the undistributed earnings of foreign subsidiaries as such earnings are considered to be permanently invested. At December 31, 1999, the undistributed earnings amounted to $28.5 million. It is not practical to determine the income tax liability that would result had such earnings been repatriated. In addition, no provision or benefit for U. S. income taxes have been made on foreign currency translation gains or losses.

The tax effects of temporary differences of assets and liabilities between income tax and financial reporting for continuing operations are as follows:

December 31 (dollars in thousands)
--------------------------------------------------------------------------------
                                      1999                       1998
                                ---------------------    -----------------------
                                Assets   Liabilities       Assets   Liabilities
--------------------------------------------------------------------------------

Employee benefits              $17,365     $26,895        $14,890     $20,754
Product liability and warranty  10,107           -         10,238           -
Depreciation differences             -      25,252              -      22,087
Amortization differences             -       7,151              -       3,121
All other                            -       5,526              -       5,627
                                ------      ------        -------      ------

                               $27,472     $64,824        $25,128     $51,589
                                ======      ======        =======      ======

Net liability                              $37,352                    $26,461
                                            ======                     ======

These deferred tax assets and liabilities are classified in the balance sheet as current or long-term based on the balance sheet classification of the related assets and liabilities as follows:

December 31 (dollars in thousands)                   1999           1998
--------------------------------------------------------------------------------

Current deferred income tax assets                 $11,323        $10,352
Long-term deferred income tax liabilities          (48,675)       (36,813)
                                                    ------        -------

Net liability                                      $37,352        $26,461
                                                    ======         ======

12. Litigation and Insurance Matters

The company is involved in various unresolved legal actions, administrative proceedings, and claims in the ordinary course of its business involving product liability, property damage, insurance coverage, patents, and environmental matters including the disposal of hazardous waste. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, the company believes these unresolved legal actions will not have a material effect on its financial position or results of operations. The following paragraphs summarize noteworthy actions and proceedings.

On July 16, 1999, a lawsuit was filed in the United States District Court, Western District of Missouri, by individuals on behalf of themselves and all persons throughout the United States who have owned or currently own a water heater manufactured by Rheem Manufacturing Company, A. O. Smith Corporation, Bradford White Company, American Water Heater Company, Lochinvar Corporation and State Industries, Inc. (the "water heater manufacturers") that contain a dip tube manufactured, designed, supplied or sold by Perfection Corporation between August 1993 and October 1996. A dip tube is a plastic tube in a residential water heater that brings the cold water supply to the bottom area of the tank to be heated.

The plaintiffs and defendants reached a settlement of the claims of this litigation. On November 22, 1999, the United States District Court, Western District of Missouri, entered an order giving preliminary approval to the settlement. On April 21, 2000, the court will hold a hearing on the fairness of the settlement and final approval of the settlement. All other legal actions brought against the water heater manufacturers respecting dip tube claims have been stayed until the lawsuit which is the subject of the settlement agreement is resolved.

Separately, the water heater manufacturers on September 29, 1999, filed a direct action lawsuit in the Civil District Court for the Parish of Orleans, State of Louisiana, against the insurers of Perfection Corporation and American Meter Company, the parent company of Perfection. This lawsuit seeks coverage from the defendant insurance companies for (i) the damages that the water heater manufacturers and the class members in the federal court action referred to above have incurred because of the property damages caused by the dip tube failures, (ii) the liability of the water heater manufacturers assumed by Perfection by contract, and (iii) the personal injuries suffered by the water heater manufacturers as a result of the disparagement of them and their products in the media reports relating to the dip tubes.

As of this date, it is premature for the company to determine what, if any, costs it will incur with respect to the aforementioned settlement. It is the company's expectation that all or a substantial portion of the costs will be recovered from the insurers of Perfection and American Meter Company, as well as the company's insurers.

A lawsuit for damages and declaratory judgments in the Circuit Court of Milwaukee County, State of Wisconsin, in which the company is plaintiff is pending against three insurance companies for failure to pay in accordance with liability insurance policies issued to the company. The insurers have failed to pay, in full or in part, certain judgments, settlements, and defense costs incurred in connection with closed lawsuits alleging damages for economic losses claimed to have arisen out of alleged defects in Harvestore animal feed storage equipment ("underlying claims"). In October 1998, the Wisconsin Appellate Court, First District, entered an order which reversed the decision of the Circuit
Court which had granted the company partial summary judgment against two insurance companies with respect to three of the underlying claims. The company's petition to the Wisconsin Supreme Court to accept its appeal of this decision was denied in January 1999, and the Appellate Court remanded the case to the trial court with directions to grant summary judgment in favor of the two insurance companies with respect to the subject underlying claims. At the trial court, the company and insurance companies filed cross motions for summary judgment with respect to the balance of the underlying claims brought by the company. In February 2000, the trial court judge issued a decision granting the insurance companies summary judgment. The company intends to appeal the trial court decision to the Wisconsin Appellate Court. While the company has, in part, assumed applicability of this coverage, should the company not prevail on its claims, it would not be material to its financial condition.

The company is currently involved as a potentially responsible party ("PRP") in judicial and administrative proceedings initiated on behalf of various state and federal regulatory agencies seeking to clean up eleven sites which have been environmentally impacted and to recover costs they have incurred or will incur as to those sites. The company has also been designated a PRP with respect to a former mine in Colorado which is being environmentally remediated by the U.S. EPA. The U.S. EPA commenced a lawsuit against a former owner of a mining company involved at the site, and that owner commenced a third-party action against the company and other parties for contribution.

It is impossible at this time to estimate the total cost of remediation for the sites or the company's ultimate share of those costs, primarily because the sites are in various stages of the remediation process and issues remain open at many sites concerning the selection and implementation of the final remedy, the cost of that remedy and the company's liability at a site relative to the liability and viability of the other PRPs.

The company has established reserves for these sites in a manner that is consistent with generally accepted accounting principles for costs associated with such cleanups when those costs are capable of being reasonably estimated. To the best of the company's knowledge, the reserves it has established and insurance proceeds that are available to the company are sufficient to cover the company's liability. The company further believes its insurers have the financial ability to pay any such covered claims, and there are viable PRPs at each of the sites which have the financial ability to pay their respective shares of liability at the sites.

With respect to non-environmental claims, the company has self-insured a portion of its product liability loss exposure and other business risks for many years. The company has established reserves which it believes are adequate to cover incurred claims. For the year ended December 31, 1999, the company had $60 million of third-party product liability insurance for individual losses in excess of $1.5 million and for aggregate annual losses in excess of $10 million. The company reevaluates its exposure on claims periodically and makes adjustments to its reserves as appropriate.


13.  Operations by Segment

The company is organized based on the products it offers and under this organizational structure has two reportable segments: Electric Motor Technologies and Water Systems Technologies. The Electric Motor Technologies segment manufactures fractional and integral Alternating Current (A/C) and Direct Current (D/C) motors used in fans and blowers in furnaces, air conditioners, and ventilating systems; industrial applications such as material handling; as well as in other consumer products such as home appliances and jet pump motors sold to manufacturers of home water systems, swimming pools, hot tubs, and spas. In addition, the Electric Motor Technologies segment manufactures hermetic motors which are sold worldwide to manufacturers of compressors used in air conditioning and refrigeration systems. The Water Systems Technologies segment manufactures residential gas and electric water heaters as well as commercial water heating systems used in a wide range of applications including hotels, laundries, car washes, factories, and large institutions.

The accounting policies of the reportable segments are the same as those described in the "Summary of Significant Accounting Policies" outlined in Note
1. Intersegment sales have been excluded from segment revenues and are immaterial. Earnings before interest and taxes as adjusted for the pretax equity in the losses of the company's joint venture in 1998 and 1997, is used to measure the performance of the segments and allocate resources.

Operations by segment
                                                                 Earnings before
                                                                Interest and Taxes                    Net Sales
                                                          -------------------------------  --------------------------------
Years ended December 31 (dollars in millions)               1999       1998       1997       1999       1998      1997
---------------------------------------------------------------------------------------------------------------------------
Electric Motor Technologies                               $  78.9    $  56.5    $  45.7    $  722.9   $ 480.0    $390.7
Water Systems Technologies                                   33.8       30.0       29.2       316.4     294.8     287.5
                                                           ------     ------     ------     -------    ------     -----
Total Segments                                              112.7       86.5       74.9    $1,039.3   $ 774.8    $678.2
                                                                                            -------    ------     =====
Financial Services                                           (0.1)      (0.6)      (4.1)
General Corporate and Research
   and Development Expenses                                 (24.1)     (21.8)     (24.3)
Interest (Expense) Income - Net                             (11.4)      (2.2)       2.3
                                                           ------     ------     ------
Earnings from Continuing Operations
   before Income Taxes                                       77.1       61.9       48.8
Provision for Income Taxes                                  (26.8)     (21.2)     (16.7)
                                                           ------     ------     ------
Earnings from Continuing Operations                       $  50.3    $  40.7    $  32.1
                                                           ======     ======     ======

Net sales of the Electric Motor Technologies segment includes sales to York International Corporation of $188.6, $128.5, and $93.5 million in 1999, 1998, and 1997, respectively.

Assets, depreciation, and capital expenditures by segment
                                                                  Depreciation and                 Capital
                                                                    Amortization                 Expenditures
                                       Total Assets                (Years Ended                  (Years Ended
                                       (December 31)                December 31)                 December 31)
-----------------------------------------------------------  --------------------------  ------------------------------
(dollars in millions)           1999     1998      1997        1999    1998     1997          1999     1998     1997
-----------------------------------------------------------  --------------------------  ------------------------------
Electric Motor Technologies  $  705.1   $378.5    $239.8      $27.3   $18.8    $14.1         $27.0    $14.0    $27.9

Water Systems Technologies      177.4    168.1     161.0        8.8     6.7      6.6           5.6      4.2      9.0
                              -------   ------    ------       ----    ----     ----          ----    -----     ----
Total Segments                  882.5    546.6     400.8       36.1    25.5     20.7          32.6     18.2     36.9

Corporate Assets                119.3    125.5     221.8        1.2     1.0      0.9           0.2      0.3      0.5

Discontinued Operations          62.2     64.5      60.1        5.3     4.7     20.7           5.1      9.4     46.6
                              -------   ------    ------       ----    ----     ----          ----    -----     ----

Total                        $1,064.0   $736.6    $682.7      $42.6   $31.2    $42.3         $37.9    $27.9    $84.0
                              =======   ======     =====       ====    ====     ====         =====    =====     ====

Corporate assets consist primarily of cash, cash equivalents, deferred taxes, and prepaid pension.

Net sales and long-lived assets by geographic location

The following data by geographic area includes net sales based on product shipment destination and long-lived assets based on physical location. Long-lived assets include net property, plant, and equipment and other long-term assets and exclude intangible assets and long-lived assets of discontinued operations.

                                                                    Net Sales                      Long-Lived Assets
                                                        ------------------------------     ---------------------------------
(dollars in millions)                                      1999       1998       1997        1999       1998        1997
----------------------------------------------------------------------------------------------------------------------------
United States                                           $  929.7    $ 701.7    $ 607.8     $ 252.3    $ 178.0     $ 147.4

Mexico                                                       8.2        3.9        2.3        91.7       71.7        70.6

Other Foreign                                              101.4       69.2       68.1        28.5       26.1        32.5
                                                        --------     ------     ------      ------     ------      ------

Total                                                   $1,039.3    $ 774.8    $ 678.2     $ 372.5    $ 275.8     $ 250.5
                                                         =======     ======     ======      ======     ======      ======


14.  Quarterly Results of Operations (Unaudited)

(dollars in millions, except per share amounts)
----------------------------------------------------------------------------------------------------------------------------
                                         1st Quarter           2nd Quarter           3rd Quarter          4th Quarter
                                      ----------------      ----------------      ----------------     ----------------
                                       1999      1998        1999      1998        1999      1998       1999      1998
----------------------------------------------------------------------------------------------------------------------------
Net sales                             $229.9    $186.4      $235.4    $188.1      $287.4    $207.0     $286.6    $193.3
Gross profit                            45.9      38.2        49.5      39.3        54.7      40.4       56.8      40.4
Earnings
       Continuing                       12.0       9.4        14.2      10.8        12.5      10.3       11.6      10.2
       Discontinued                      (.6)       .8         (.3)      1.8         (.1)       .7       (6.9)       .5
                                      ------    ------      ------    ------      ------    ------      -----    ------
       Net Earnings                     11.4      10.2        13.9      12.6        12.4      11.0        4.7      10.7
                                      ======    ======      ======    ======      ======    ======      =====    ======
Basic earnings per share
       Continuing                        .51       .39         .61       .46         .54       .44        .50       .44
       Discontinued                     (.02)      .03        (.01)      .08        (.01)      .03       (.30)      .02
                                      ------    ------      ------    ------      ------     -----      -----    ------
       Net Earnings                      .49       .42         .60       .54         .53       .47        .20       .46
                                      ======    ======      ======    ======      ======     =====      =====    ======
Diluted earnings per share
       Continuing                        .50       .38         .60       .45         .52       .43        .49       .43
       Discontinued                     (.02)      .03        (.01)      .07           -       .03       (.29)      .02
                                      ------    ------      ------    ------      ------     -----      -----    ------
       Net Earnings                      .48       .41         .59       .52         .52       .46        .20       .45
                                      ======    ======      ======    ======      ======     =====      =====    ======

Common dividends declared                .12       .11         .12       .11         .12       .12        .12       .12
                                      ======    ======      ======    ======      ======     =====      =====    ======

Net earnings and dividends declared per share are computed  separately for each period and,  therefore,  the sum of such quarterly per share amounts may differ from the total for the year.

See Note 7 for restrictions on the payment of dividends.


ITEM 9 -  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None

                                    PART III
                                    --------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information included under the heading "Election of Directors" in the company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year) is incorporated herein by reference. The information required regarding Executive Officers of the company is included in Part I of this Form 10-K under the caption "Executive Officers of the company."

The information included under the heading "Compliance with Section 16(a) of the Securities Exchange Act" in the company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year) is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

The information included under the heading "Executive Compensation" in the company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year) is incorporated herein by reference, except for the information required by paragraphs (i), (k) and (l) of Item 402(a)(8) of Regulation S-K.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information included under the headings "Principal Stockholders" and "Security Ownership of Directors and Management" in the company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year) is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information included under the headings and "Compensation Committee Interlocks and Insider Participation" in the company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year) is incorporated herein by reference.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES and REPORTS ON FORM 8-K
-------------------------------------------------------------------------

      (a)  Financial Statements and Financial Statement Schedules
                                                                    Form 10-K
                                                                    Page Number
                                                                    -----------
           The following consolidated financial statements of A.O. Smith Corporation are included in Item 8:

            Consolidated Balance Sheets at December 31, 1999 and 1998.....19
            For each of the three years in the period ended
            December 31, 1999:
              - Consolidated Statement of Earnings........................20
              - Consolidated Statement of Comprehensive Income............20
              - Consolidated Statement of Cash Flows......................21
              - Consolidated Statement of Stockholders' Equity............22
            Notes to Consolidated Financial Statements....................23-39


            The following consolidated financial statement schedule of
            A. O. Smith Corporation is included in Item 14(d):

            Schedule II - Valuation and Qualifying Accounts...............42

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

      (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of 1999.

      (c)  Exhibits - see the Index to Exhibits on pages 49 - 50 of this report.

Pursuant to the requirements of Rule 14a-3(b)(10) of the Securities Exchange Act of 1934, as amended, the company will, upon request and upon payment of a reasonable fee not to exceed the rate at which such copies are available from the Securities and Exchange Commission, furnish copies to its security holders of any exhibits listed in the Index to Exhibits.

Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K are listed as Exhibits 10(a) through 10(h) in the Index to Exhibits.


                             A. O. SMITH CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)

                  Years ended December 31, 1999, 1998, and 1997

                                                           Additions
                                                   -----------------------
                                     Balance at    Charged to    Charged                    Balance at
                                      Beginning    Costs and     to Other                    End of
Description                            of Year     Expenses1     Accounts2    Deductions3     Year
-----------                          ----------    ----------    ---------    -----------   ----------

1999:
    Valuation allowance
    for trade and notes
    receivable                        $  2,523      $ 1,159      $     -        $   561      $ 3,121

    Purchase liabilities:
    severance, relocation,
    and facility exit costs                  -            -       19,382            935       18,447

1998:
    Valuation allowance
    for trade and notes
    receivable                           1,992          989            -            458        2,523

1997:
    Valuation allowance
    for trade and notes
    receivable                           2,426        1,890            -          2,324        1,992


1 Provision (credit) based upon estimated collection.
2 Established in connection with the acquisition of MagneTek, Inc.
3 Uncollectible amounts/expenditures charged against the reserve.

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-72542 filed on May 26, 1981, Post-Effective Amendment No. 1, filed on May 12, 1983, Post-Effective Amendment No. 2, filed on December 22, 1983, Post-Effective Amendment No. 3, filed on March 30, 1987; 33-19015 filed on December 11, 1987; 33-21356 filed on April 21, 1988; Form S-8 No. 33-37878 filed November 16, 1990;
Form S-8 No. 33-56827 filed December 13, 1994; Form S-8 No. 333-05799 filed June 12, 1996, and 333-92329 filed December 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                               A. O. SMITH CORPORATION

                                    By:  /s/ Robert J. O'Toole
                                        ---------------------------------------
                                         Robert J. O'Toole
                                         Chief Executive Officer

                                    Date:   March 3, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 3, 2000 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

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

ROBERT J. O'TOOLE                         /s/ Robert J. O'Toole
Chairman of the Board of                      Robert J. O'Toole
  Directors, President and
  Chief Executive Officer


GLEN R. BOMBERGER                         /s/ Glen R. Bomberger
Executive Vice President,                     Glen R. Bomberger
  Chief Financial Officer and
  Director


JOHN J. KITA                                  /s/ John J. Kita
Vice President, Treasurer and Controller          John J. Kita


TOM H. BARRETT, Director                     /s/ Tom H. Barrett
                                                 Tom H. Barrett

WILLIAM F. BUEHLER, Director               /s/ William F. Buehler
                                               William F. Buehler

KATHLEEN J. HEMPEL, Director               /s/ Kathleen J. Hempel
                                               Kathleen J. Hempel

ROBERT N. POKELWALDT, Director            /s/ Robert N. Pokelwaldt
                                              Robert N. Pokelwaldt

AGNAR PYTTE, Director                          /s/ Agnar Pytte
                                                   Agnar Pytte

ARTHUR O. SMITH, Director                    /s/ Arthur O. Smith
                                                 Arthur O. Smith

BRUCE M. SMITH, Director                     /s/ Bruce M. Smith
                                                 Bruce M. Smith

                                INDEX TO EXHIBITS
                                -----------------


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

          (b) Long-Term Executive Incentive Compensation Plan incorporated by reference to the Form S-8 Registration Statement filed by the corporation on December 8, 1999, (Reg. No. 333-92329).

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

          (e) Executive Life Insurance Plan, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992

          (f) Corporate Directors' Deferred Compensation Plan, as amended, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992

INDEX TO EXHIBITS (continued...)
-----------------


Exhibit
Number    Description
-------   -----------

(21)      Subsidiaries [Page 45]

(23)      Consent of Independent Auditors [Page 46]

*(27)     Financial Data Schedules


*Filed Herewith