Form 10-Q
period 2000-03-31
SMITH A O CORP
filed 2000-04-20
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________ to _______________

Commission File Number 1-475


                             A.O. Smith Corporation
                                     [Logo]


                Delaware                                 39-0619790
       (State of Incorporation)                  (IRS Employer ID Number)

                P. O. Box 245008, Milwaukee, Wisconsin 53224-9508
                            Telephone: (414) 359-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


     Class A Common Stock Outstanding as of March 31, 2000 8,690,125 shares

        Common Stock Outstanding as of March 31, 2000 14,721,810 shares

                              Exhibit Index Page 14

                                      Index


                             A. O. Smith Corporation



Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

   Condensed Consolidated Statements of Earnings and Retained Earnings
   - Three months ended March 31, 2000 and 1999                                3

   Condensed Consolidated Balance Sheet
   - March 31, 2000 and December 31, 1999                                      4

   Condensed Consolidated Statement of Cash Flows
   - Three months ended March 31, 2000 and 1999                                5

   Notes to Condensed Consolidated Financial Statements
   - March 31, 2000                                                          6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          9-11

Item 3.  Quantitative and Qualitative Disclosure of Market Risk               11

Part II. Other Information

Item 1.  Legal Proceedings                                                    12

Item 4.  Submission of Matters to a Vote of Security Holders                  12

Item 6.  Exhibits and Reports on Form 8-K                                     12

Signatures                                                                    13

Index to Exhibits                                                             14

PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS

                             A. O. SMITH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                              AND RETAINED EARNINGS
                   Three Months ended March 31, 2000 and 1999
                     (000 omitted except for per share data)
                                   (unaudited)

                                                        Three Months Ended
                                                             March 31
                                                  ------------------------------
                                                     2000                1999
                                                  ----------          ----------
Continuing Operations
  Electric Motor Technologies                     $ 247,876           $ 147,875
  Water Systems Technologies                         87,167              81,988
                                                  ----------          ----------
  NET SALES                                         335,043             229,863
  Cost of products sold                             267,648             183,936
                                                  ----------          ----------
  Gross profit                                       67,395              45,927
  Selling, general and
    administrative expenses                          35,652              23,752
  Interest expense                                    5,431               1,978
  Interest income                                       (97)               (324)
  Other expense - net                                 4,030               1,780
                                                  ----------          ----------
                                                     22,379              18,741
  Provision for income taxes                          8,224               6,789
                                                  ----------          ----------
Earnings from Continuing Operations                  14,155              11,952

Discontinued Operations (note 4)
  Earnings (loss) from operations
    less related income tax (benefit)
    2000 - $297, 1999 - ($313)                          456                (550)
                                                  ----------          ----------

Net Earnings                                         14,611              11,402
                                                  ==========          ==========

Retained Earnings
Balance at beginning of period                      531,204             499,954
Net Earnings                                         14,611              11,402
Cash dividends on common shares                      (2,807)             (2,795)
                                                  ----------          ----------

Balance at End of Period                          $ 543,008           $ 508,561
                                                  ==========          ==========

Basic Earnings (Loss) per Common
  Share (note 8)
    Continuing Operations                             $0.61               $0.51
    Discontinued Operations                            0.02               (0.02)
                                                  ----------          ----------
    Net Earnings                                      $0.63               $0.49
                                                  ==========          ==========

Diluted Earnings (Loss) per Common
  Share (note 8)
    Continuing Operations                             $0.60               $0.50
    Discontinued Operations                            0.02               (0.02)
                                                  ----------          ----------
    Net Earnings                                      $0.62               $0.48
                                                  ==========          ==========

Dividends per Common Share                            $0.12               $0.12


See accompanying notes to unaudited condensed consolidated financial statements.

PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS

                         A. O. SMITH CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                  March 31, 2000 and December 31, 1999
                             (000 omitted)

                                                 (unaudited)
                                                  March 31,         December 31,
                                                    2000              1999
                                                 -----------       ------------
Assets
  Current Assets
  Cash and cash equivalents (note 2)             $    5,132         $    14,761
  Receivables                                       224,351             183,442
  Inventories (note 5)                              170,002             163,443
  Deferred income taxes                              11,047              11,323
  Other current assets                                6,550               5,253
  Net current assets - discontinued
    operations (note 4)                              16,116              10,405
                                                 -----------        ------------
  Total Current Assets                              433,198             388,627

  Property, plant and equipment                     527,826             518,741
  Less accumulated depreciation                     243,610             235,248
                                                 -----------        ------------
  Net property, plant and equipment                 284,216             283,493
  Goodwill and other intangibles                    249,771             251,085
  Other assets                                       96,200              88,990
  Net long-term assets - discontinued
    operations (note 4)                              50,509              51,791
                                                 -----------        ------------
  Total Assets                                   $1,113,894         $ 1,063,986
                                                 ===========        ============

Liabilities
  Current Liabilities
  Notes payable                                  $      644         $         -
  Trade payables                                    101,346              81,221
  Accrued payroll and benefits                       28,427              32,272
  Accrued liabilities                                28,849              27,301
  Product warranty                                   11,020              10,847
  Income taxes                                        8,992               7,170
  Long-term debt due within one year                  9,629               9,629
                                                 -----------        ------------
  Total Current Liabilities                         188,907             168,440

  Long-term debt (note 6)                           364,785             351,251
  Other liabilities                                  66,044              64,536
  Deferred income taxes                              51,966              48,675
                                                 -----------        ------------

  Total Liabilities                                 671,702             632,902

Stockholders' Equity
  Class A common stock, $5 par value:
    authorized 14,000,000 shares;
    issued 8,722,720                                 43,614              43,615
  Common stock, $1 par value: authorized
    60,000,000 shares; issued  23,826,642            23,827              23,826
  Capital in excess of par value                     53,212              53,026
  Retained earnings (note 6)                        543,008             531,204
  Accumulated other comprehensive loss
    (note 7)                                         (4,228)             (3,238)
  Treasury stock at cost                           (217,241)           (217,349)
                                                 -----------        ------------

  Total Stockholders' Equity                        442,192             431,084
                                                 -----------        ------------
Total Liabilities and Stockholders' Equity       $1,113,894          $1,063,986
                                                 ===========        ============


See accompanying notes to unaudited condensed consolidated financial statements

PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS

                             A. O. SMITH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   Three Months Ended March 31, 2000 and 1999
                                  (000 omitted)
                                   (unaudited)

                                                      Three Months Ended
                                                           March 31
                                                 ----------------------------
                                                    2000              1999
                                                 ----------        ----------
Operating Activities
Continuing
  Earnings from continuing operations            $  14,155         $  11,952
  Adjustments to reconcile net earnings
    to net cash provided by (used in)
    operating activities:
      Depreciation                                   9,206             6,544
      Amortization                                   2,114             1,302
      Net change in current assets and
        liabilities                                (25,677)          (13,860)
      Net change in other noncurrent
        assets and liabilities                      (3,933)           (5,661)
      Other                                            414               124
                                                 ----------        ----------

Cash Provided by (Used in) Operating
  Activities                                        (3,721)              401

Investing Activities
  Capital expenditures                             (11,660)           (8,657)
  Other                                               (360)             (369)
                                                 ----------        ----------

Cash Used in Investing Activities                  (12,020)           (9,026)
                                                 ----------        ----------

Cash Used in Operating and Investing
  Activities                                       (15,741)           (8,625)

Discontinued
Cash Used in Discontinued Operations                (5,340)           (6,381)


Financing Activities
  Debt incurred                                     14,178               332
  Purchase of treasury stock                             -            (2,691)
  Net proceeds from common stock and
    option activity                                     38                42
  Tax benefit from exercise of stock
    options                                             43                 4
  Dividends paid                                    (2,807)           (2,795)
                                                 ----------        ----------

Cash Provided by (Used in) Financing
  Activities                                        11,452            (5,108)
                                                 ----------        ----------

    Net decrease in cash and cash
      equivalents                                   (9,629)          (20,114)
    Cash and cash equivalents-beginning
      of period (note 2)                            14,761            37,666
                                                 ----------        ----------

Cash and Cash Equivalents - End of Period        $   5,132         $  17,552
                                                 ==========        ==========


See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             A. O. SMITH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (unaudited)

1.   Basis of Presentation
     The condensed consolidated financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments consisting of normal accruals considered necessary for a fair presentation of the results of operations and of financial position have been made. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 1999 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the 2000 presentation.

2.   Statement of Cash Flows
     For purposes of the Consolidated Statement of Cash Flows, cash and cash equivalents include short-term investments held primarily for cash management purposes. These investments normally mature within three months from the date of acquisition.

3.   Acquisition
     On August 2, 1999, the company acquired the assets of MagneTek, Inc.'s (MagneTek) domestic electric motor business and six wholly owned foreign subsidiaries for $244.6 million. The purchase price was allocated to the assets acquired and the liabilities assumed based upon current estimates of their respective fair values at the date of acquisition. These estimates may be revised at a later date.

     In  connection  with  the  MagneTek   acquisition,   the  company  recorded
     additional purchase liabilities of $19.4 million which included employee severance and relocation, as well as certain facility exit costs. Costs incurred and charged against the purchase liability totaled $0.8 million for the three-month period ended March 31, 2000. Total costs incurred and charged against the liability from August 2, 1999 to March 31, 2000 totaled $1.8 million.

4.    Discontinued Operations
     In the first quarter, the company decided to divest its fiberglass piping and liquid and dry bulk storage tank businesses. Net sales of these businesses were $28.7 and $27.5 million for the three-month periods ended March 31, 2000 and 1999, respectively.

     The operating results of the discontinued businesses have been reported separately as discontinued operations in the accompanying financial statements. Certain expenses have been allocated to the discontinued operations, including interest expense, which was allocated based on the ratio of net assets of the discontinued businesses to the total consolidated capital of the company.

5.   Inventories (000 omitted)
                                                March 31, 2000     Dec. 31, 1999
                                                --------------     -------------
     Finished products                             $ 105,999        $   99,335
     Work in process                                  39,892            40,197
     Raw materials                                    42,272            41,997
     Supplies                                          1,247             1,322
                                                    --------         ---------
                                                     189,410           182,851
     Allowance to state inventories
        at LIFO cost                                  19,408            19,408
                                                    --------         ---------
                                                   $ 170,002        $  163,443
                                                    ========         =========

6.   Long-Term Debt
     The company's credit agreement and term notes contain certain conditions and provisions which restrict the company's payment of dividends. Under the most restrictive of these provisions, retained earnings of $63.7 million were unrestricted as of March 31, 2000.

7.   Comprehensive Earnings (Loss)
     The company's comprehensive earnings were $13.6 and $10.7 million for the three-month periods ended March 31, 2000 and 1999, respectively. Comprehensive earnings, for all periods presented, were comprised of net earnings and foreign currency translation adjustments. No provisions or benefits for U.S. income taxes have been made on these foreign currency translation adjustments.

8.   Earnings per Share of Common Stock
     The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

                                                       Three Months Ended
                                                            March 31
                                                --------------------------------
                                                    2000                1999
                                                -------------      -------------
     Denominator for basic earnings
       per share
       - weighted-average shares                  23,361,393         23,224,580

     Effect of dilutive stock options                336,971            517,766
                                                -------------      -------------

     Denominator for diluted earnings
       per share                                  23,698,364         23,742,346
                                                =============      =============

9.   Operations by Segment
     (000 omitted)                                     Three Months Ended
                                                            March 31
                                                --------------------------------
                                                    2000                1999
                                                -------------      -------------
     Net Sales
     Electric Motor Technologies                $    247,876       $    147,875
     Water Systems Technologies                       87,167             81,988
                                                -------------      -------------
     Net Sales                                  $    335,043       $    229,863
                                                =============      =============

     Earnings before Interest and Taxes
     Electric Motor Technologies                $     25,923       $     18,386
     Water Systems Technologies                        9,465              8,503
                                                -------------      -------------
     Total Segments                                   35,388             26,889

     General Corporate and Research
           and Development Expenses                   (7,675)            (6,494)
     Interest Expense - Net                           (5,334)            (1,654)
                                                -------------      -------------
     Earnings before Income Taxes                     22,379             18,741
     Provision for Income Taxes                       (8,224)            (6,789)
                                                -------------      -------------
     Earnings from Continuing Operations        $     14,155       $     11,952
                                                =============      =============

     Intersegment sales, which are immaterial, have been excluded from segment revenues.

PART I  -  FINANCIAL INFORMATION
ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FIRST THREE MONTHS OF 2000 COMPARED TO 1999


Sales from continuing operations in the first quarter of 2000 were $335 million, an increase of $105.1 million or 46% over sales of $229.9 million in the first quarter of 1999. Approximately $90 million of the increase in sales was attributable to the MagneTek motor business acquired in August 1999 with the remaining increase representing growth in the base electric motor and water heater businesses.

First quarter earnings from continuing operations of $14.2 million increased $2.2 million or 18.4% over 1999's first quarter continuing earnings of $12 million primarily as a result of the increased sales. First quarter diluted earnings per share for continuing operations were $.60 compared with $.50 for the first quarter of 1999.

The company's gross profit margin of 20.1% in the first quarter of 2000 was consistent with the 20% margin achieved in the first quarter of 1999. Slightly lower margins in the electric motor business resulting from the aforementioned acquisition were offset by improved margins in the water heater business.

First quarter sales for the Electric Motor Technologies segment were $247.9 million or $100 million higher than the same period last year. Approximately $90 million of the sales growth was attributable to the MagneTek motor business acquisition. Growth in the base motor business was about 7% and resulted from strong customer demand in the heating, ventilating, and air conditioning (HVAC), pump, and garage door opener markets.

First quarter operating profits for Electric Motor Technologies increased from $18.4 million in 1999 to $25.9 million in 2000 as a result of the higher volume and improved manufacturing performance throughout the operation.

First quarter sales for the Water Systems Technologies segment were $87.2 million or 6.3% higher than 1999 first quarter sales of $82 million. Significant growth in international operations, most notably the water heater business in China where sales nearly tripled over the first quarter of 1999, contributed to the increased volume. Operating profits were $9.5 million in the first quarter of 2000 or 11.3% higher than the $8.5 million generated in the first quarter of 1999 as a result of the higher volume.

Selling, general, and administrative (SG&A) expense for the first quarter of 2000 was $35.7 million or $11.9 million higher than the $23.8 million expense in the first quarter of 1999. The majority of the increase was associated with the MagneTek acquisition. Relative to sales, SG&A was 10.6% in the first quarter or slightly higher than the 10.3% in the same period last year.

The company recognized net interest expense of $5.3 million in the first quarter of 2000, compared with $1.7 million in the first quarter of 1999. The increased interest expense was due to the MagneTek acquisition.

Other expense increased from $1.8 million in the first quarter of 1999 to $4 million in the first quarter of 2000. The largest element of the increase was the amortization of the goodwill associated with the MagneTek acquisition. Additionally, the first quarter of 1999 benefited from certain non-recurring income items.

The first quarter effective tax rate of 36.7% in 2000 was up slightly from 36.2% in 1999.

In the first quarter the company announced its intent to exit the storage tank and fiberglass pipe markets. As a result of the anticipated sale of these businesses, Smith Fiberglass Products Company and A. O. Smith Engineered Storage Products Company have been classified as discontinued operations in the accompanying financial statements. Sales for these discontinued operations were $28.7 million in the first quarter of 2000 compared with $27.5 million in the same quarter last year. The after-tax profit from the discontinued operations of Engineered Storage Products Company in the first quarter of 2000 was $.5 million compared to $.3 million in 1999. The first quarter after-tax loss of $.6 million in 1999 included both discontinued businesses. During the first quarter of 2000, $1.1 million of after-tax costs, including Smith Fiberglass Products' 2000 first quarter after-tax loss of $.7 million, were charged to the disposition reserves established at December 31, 1999. At March 31, 2000, such reserves were deemed adequate. The company expects its divestitures to be substantially completed by the end of the third quarter of 2000.

During the first three months of 2000 and 1999, the company was party to futures contracts for the purposes of hedging a portion of certain raw material purchases. The company was also a party to forward foreign exchange contracts to hedge foreign currency transactions consistent with its committed exposures. Gains and losses from the company's futures contracts and forward foreign exchange contracts are offset by gains and losses in the underlying transactions being hedged.

Liquidity & Capital Resources

The  company's  working  capital  was $244.3  million at March 31,  2000,  $24.1 million higher than at December 31, 1999. Sales related increases of $40.9 million to accounts receivable were partially offset by increases to accounts payable. Cash used by continuing operations during the first quarter was $15.7 million compared to $8.6 million during the same time period one year ago due to higher working capital requirements.

Capital expenditures by continuing operations during the first quarter totaled $11.7 million compared with $8.7 million during the same period in 1999. The majority of the increase in capital spending was related to incremental spending requirements in the MagneTek motor businesses. The company expects higher capital spending in 2000 compared to 1999, but expects such capital expenditures to be covered by operating cash flow.

The company's long term debt increased by $13.5 million from $351.3 million at December 31, 1999 to $364.8 million at March 31, 2000. The company's leverage as measured by the ratio of total debt to total capitalization was unchanged from the end of last year at 46%.

In connection with the MagneTek acquisition in 1999, additional purchase liabilities of $19.4 million were recorded which included employee severance and relocation, as well as certain facility exit costs. Costs incurred and charged against the purchase liabilities totaled $.8 million and $1.8 million during the first quarter and since the acquisition, respectively.

At its April 6, 2000 meeting, A. O. Smith's Board of Directors declared a regular quarterly dividend of $.12 per share on its common stock (Class A Common and Common). The dividend is payable on May 15, 2000 to shareholders of record April 28, 2000.

ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

As is more fully described in the company's annual report on Form 10-K for the year ended December 31, 1999, the company is exposed to various types of market risks, primarily currency and certain commodities. The company monitors its risks in such areas on a continuous basis and, generally enters into futures contracts to minimize such exposures for periods of less than one year. The company does not engage in speculation in its derivatives strategies. There have been no material changes in the company's futures contracts since December 31, 1999.

Forward Looking Statements
Certain statements in this report are "forward-looking statements." These forward-looking statements can generally be identified as such because the context of the statement will include words such as the company "believes," "anticipates," "expects," "projects," or words of similar import. Although the company believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business, there can be no assurance that its financial goals will be realized. Although a significant portion of the company's sales are derived from the replacement of previously installed product, and such sales are therefore less volatile, numerous factors may affect actual results and cause results to differ materially from those expressed in forward-looking statements made by, or on behalf of, the company. The company considers most important among such factors, the stability in its electric motor and water products markets, the timely and proper integration of the MagneTek motors acquisition, and the implementation of associated cost reduction programs.

All subsequent written and oral forward-looking statements attributable to the company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements.

PART II -  OTHER INFORMATION
ITEM 1  -  LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters previously reported in Part 1, Item 3 and Note 12 of the Notes to Consolidated Financial Statements in the company's Form 10-K Report for the year ended December 31, 1999, which are incorporated herein by reference.


ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                A. O. SMITH CORPORATION




April 19, 2000                                  /s/  John J. Kita
                                                -----------------------------
                                                John J. Kita
                                                Vice President,
                                                Treasurer and Controller




April 19, 2000                                  /s/  G. R. Bomberger
                                                -----------------------------
                                                G. R. Bomberger
                                                Executive Vice President
                                                and Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit
Number             Description
-------            -----------

(27)         Financial Data Schedule

(27-1)       Restated Financial Data Schedule