Form 10-Q
period 2000-06-30
SMITH A O CORP
filed 2000-07-21
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

                                                         OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to
     _______________

Commission File Number 1-475

                               [GRAPHIC OMITTED]
                             A.O. SMITH CORPORATION



               Delaware                                  39-0619790
      (State of Incorporation)                    (IRS Employer ID Number)

                P. O. Box 245008, Milwaukee, Wisconsin 53224-9508
                            Telephone: (414) 359-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes X    No
                      ---     ---


     Class A Common Stock Outstanding as of June 30, 2000 8,690,125 shares

         Common Stock Outstanding as of June 30, 2000 14,725,080 shares

                              Exhibit Index Page 16

                                      Index


                             A. O. Smith Corporation

          ASDF

Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)

     Condensed Consolidated Statements of Earnings and Retained Earnings
     - Three and six months ended June 30, 2000 and 1999                       3

     Condensed Consolidated Balance Sheet
     - June 30, 2000 and December 31, 1999                                     4

     Condensed Consolidated Statement of Cash Flows
     - Six months ended June 30, 2000 and 1999                                 5

     Notes to Condensed Consolidated Financial Statements
     - June 30, 2000                                                         6-8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         9-11

Item 3.   Quantitative and Qualitative Disclosure of Market Risk              12

Part II.  Other Information

Item 1.   Legal Proceedings                                                   13

Item 4.   Submission of Matters to a Vote of Security Holders              13-14

Item 5.   Other Information                                                   14

Item 6.   Exhibits and Reports on Form 8-K                                    14

Signatures                                                                    15

Index to Exhibits                                                             16

PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS

                                  A.O. SMITH CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   AND RETAINED EARNINGS
                     Three and Six Months ended June 30, 2000 and 1999
                          (000 omitted except for per share data)
                                        (unaudited)

                                              Three Months Ended          Six Months Ended
                                                    June 30                   June 30
                                                    -------                   -------
                                               2000         1999         2000         1999
                                               ----         ----         ----         ----
Continuing Operations
  Electric Motor Technologies                $248,245     $156,664     $496,121     $304,539
  Water Systems Technologies                   83,036       78,751      170,203      160,739
                                             --------     --------     --------     --------
  Net Sales                                   331,281      235,415      666,324      465,278
  Cost of products sold                       264,323      185,952      531,971      369,888
                                             --------     --------     --------     --------
  Gross profit                                 66,958       49,463      134,353       95,390
  Selling, general and
    administrative expenses                    32,782       23,847       68,434       47,599
  Interest expense                              5,733        2,007       11,164        3,985
  Interest income                                (307)        (196)        (404)        (520)
  Other expense - net                           1,523        1,397        5,553        3,177
                                             --------     --------     --------     --------
                                               27,227       22,408       49,606       41,149
  Provision for income taxes                    9,634        8,191       17,858       14,980
                                             --------     --------     --------     --------
Earnings from Continuing Operations            17,593       14,217       31,748       26,169

Discontinued Operations (note 4)
  Earnings (loss) from operations less
    related income tax provision
    (benefit) 2000 - $777 & $1,074;
    1999 - ($175) & ($488)                      1,190         (302)       1,646         (852)
  Loss on disposition less related
    income tax benefit 2000 - ($798)           (1,222)           -       (1,222)           -
                                             --------     --------     --------     --------

Net Earnings                                   17,561       13,915       32,172       25,317
                                             ========     ========     ========     ========

Retained Earnings
Balance at beginning of period                543,008      508,561      531,204      499,954
Net Earnings                                   17,561       13,915       32,172       25,317
Cash dividends on common shares                (2,810)      (2,783)      (5,617)      (5,578)
                                             --------     --------     --------     --------

Balance at End of Period                     $557,759     $519,693     $557,759     $519,693
                                             ========     ========     ========     ========

Basic Earnings (Loss) per
  Common Share (note 8)
    Continuing Operations                    $   0.75     $   0.61     $   1.36     $   1.13
    Discontinued Operations                         -        (0.01)        0.02        (0.04)
                                             --------     --------     --------     --------
    Net Earnings                             $   0.75     $   0.60     $   1.38     $   1.09
                                             ========     ========     ========     ========

Diluted Earnings (Loss) per
  Common Share (note 8)
    Continuing Operations                    $   0.74     $   0.60     $   1.34     $   1.11
    Discontinued Operations                         -        (0.01)        0.02        (0.04)
                                             --------     --------     --------     --------
    Net Earnings                             $   0.74     $   0.59     $   1.36     $   1.07
                                             ========     ========     ========     ========

Dividends per Common Share                   $   0.12     $   0.12     $   0.24     $   0.24


See accompanying notes to unaudited condensed consolidated financial statements.

PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS

                             A.O. SMITH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2000 and December 31, 1999
                                  (000 omitted)

                                                      (unaudited)
                                                        June 30,    December 31,
                                                          2000          1999
                                                      -----------   ------------
Assets
  Current Assets
  Cash and cash equivalents (note 2)                  $    8,308    $    14,761
  Receivables                                            221,247        183,442
  Inventories (note 5)                                   165,745        163,443
  Deferred income taxes                                   10,560         11,323
  Other current assets                                     7,534          5,253
  Net current assets -
    discontinued operations (note 4)                      16,665         10,405
                                                      ----------    -----------
  Total Current Assets                                   430,059       388,627

  Property, plant and equipment                          535,993        518,741
  Less accumulated depreciation                          252,295        235,248
                                                      ----------    -----------
  Net property, plant and equipment                      283,698       283,493
  Goodwill and other intangibles                         248,040        251,085
  Other assets                                            99,655         88,990
  Net long-term assets -
    discontinued operations (note 4)                      49,332         51,791
                                                      ----------    -----------
  Total Assets                                        $1,110,784    $1,063,986
                                                      ==========    ===========

Liabilities
  Current Liabilities
  Trade payables                                      $  103,296    $    81,221
  Accrued payroll and benefits                            30,708         32,272
  Accrued liabilities                                     30,514         27,301
  Product warranty                                        11,513         10,847
  Income taxes                                             4,112          7,170
  Long-term debt due within one year                       9,629          9,629
                                                      ----------    -----------
  Total Current Liabilities                              189,772       168,440

  Long-term debt (note 6)                                344,800        351,251
  Other liabilities                                       63,279         64,536
  Deferred income taxes                                   56,330         48,675
                                                      ----------    -----------

  Total Liabilities                                      654,181        632,902

Stockholders' Equity
  Class A common stock, $5 par value: authorized
     14,000,000 shares; issued 8,722,720                  43,614         43,615
  Common stock, $1 par value: authorized 60,000,000
     shares; issued  23,826,642                           23,827         23,826
  Capital in excess of par value                          53,252         53,026
  Retained earnings (note 6)                             557,759        531,204
  Accumulated other comprehensive loss (note 7)           (4,627)        (3,238)
  Treasury stock at cost                                (217,222)      (217,349)
                                                      ----------    -----------

  Total Stockholders' Equity                             456,603       431,084
                                                      ----------    -----------
Total Liabilities and Stockholders' Equity            $1,110,784    $1,063,986
                                                      ==========    ===========

See accompanying notes to unaudited condensed consolidated financial statements

PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS

                             A.O. SMITH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     Six Months Ended June 30, 2000 and 1999
                                  (000 omitted)
                                   (unaudited)

                                                          Six Months Ended
                                                              June 30
                                                              -------
                                                        2000          1999
                                                        ----          ----
Operating Activities
Continuing
  Earnings from continuing operations                 $ 31,748      $ 26,169
  Adjustments to reconcile net earnings
    to net cash provided by (used in)
    operating activities:
      Depreciation                                      18,535        13,204
      Amortization                                       4,234         2,613
      Net change in current
        assets and liabilities                         (18,671)       (9,437)
      Net change in other noncurrent
        assets and liabilities                          (6,306)       (9,285)
      Other                                                662           229
                                                      ---------     ---------

Cash Provided by Operating Activities                   30,202        23,493

Investing Activities
  Capital expenditures                                 (20,733)      (15,978)
  Other                                                   (558)         (782)
                                                      ---------     ---------

Cash Used in Investing Activities                      (21,291)      (16,760)
                                                      ---------     ---------

Cash Flow Before Financing Activities                    8,911         6,733

Discontinued
Cash Used in Discontinued Operations                    (3,377)       (4,564)


Financing Activities
  Debt incurred                                              -         1,609
  Debt retired                                          (6,451)       (1,600)
  Purchase of treasury stock                                 -        (2,691)
  Net proceeds from common stock
    and option activity                                     38            78
  Tax benefit from exercise of stock options                43            50
  Dividends paid                                        (5,617)       (5,578)
                                                      ---------     ---------

Cash Used in Financing Activities                      (11,987)       (8,132)
                                                      ---------     ---------

  Net decrease in cash and cash equivalents             (6,453)       (5,963)
  Cash and cash equivalents-beginning
    of period (note 2)                                  14,761        37,666
                                                      ---------     ---------

Cash and Cash Equivalents - End of Period             $  8,308      $ 31,703
                                                      =========     =========


See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             A. O. SMITH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (unaudited)

1.    Basis of Presentation
      The condensed consolidated financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments consisting of normal accruals considered necessary for a fair presentation of the results of operations and of financial position have been made. The results of operations for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 1999 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the 2000 presentation.

      In the second quarter, the company changed its vacation policy for certain employees so that vacation pay is earned ratably throughout the year. The accrued liability at June 30, 2000 was reduced by $2.3 million to eliminate vacation pay no longer required to be accrued under the current policy.

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

      In connection with the MagneTek acquisition, the company recorded additional purchase liabilities of $19.4 million which included employee severance and relocation, as well as certain facility exit costs. Costs incurred and charged against the purchase liability totaled $0.9 and $1.7 million for the three- and six-month periods ended June 30, 2000. Total costs incurred and charged against the liability from August 2, 1999 to June 30, 2000 totaled $2.7 million.

4.    Discontinued Operations
      In the first quarter, the company decided to divest its fiberglass piping and liquid and dry bulk storage tank businesses. Net sales of these businesses were $33.9 and $62.6 million for the three- and six-month periods ended June 30, 2000 and $27.4 and $54.8 million for the three- and six-month periods ended June 30, 1999.

      The operating results of the discontinued businesses have been reported separately as discontinued operations in the accompanying financial statements. Certain expenses have been allocated to the discontinued operations, including interest expense, which was allocated based on the ratio of net assets of the discontinued businesses to the total consolidated capital of the company.

      The company recorded an aftertax charge of $1.2 million in the second quarter in settlement of certain claims which arose out of the sale of its automotive business in April 1997.

5.    Inventories (000 omitted)
                                                 June 30, 2000     Dec. 31, 1999
                                                 -------------     -------------
      Finished products                           $   107,271       $    99,335
      Work in process                                  36,526            40,197
      Raw materials                                    40,402            41,997
      Supplies                                            954             1,322
                                                  -----------       -----------
                                                      185,153           182,851
      Allowance to state inventories
         at LIFO cost                                  19,408            19,408
                                                  -----------       -----------
                                                  $   165,745       $   163,443
                                                  ===========       ===========

6.    Long-Term Debt

      The company's credit agreement and term notes contain certain conditions and provisions which restrict the company's payment of dividends. Under the most restrictive of these provisions, retained earnings of $69.3 million were unrestricted as of June 30, 2000. The company renewed its $100 million credit facility which now expires on July 27, 2001. In addition, the company has available a $250 million credit facility that expires August 2, 2004.

7.    Comprehensive Earnings (Loss)
      The company's comprehensive earnings were $17.2 and $30.8 million for the three- and six-month periods ended June 30, 2000 and $13.7 and $24.3 million for the three- and six-month periods ended June 30, 1999. Comprehensive earnings, for all periods presented, were comprised of net earnings and foreign currency translation adjustments. No provisions or benefits for U.S. income taxes have been made on these foreign currency translation adjustments.

8.    Earnings per Share of Common Stock
      The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

                                   Three Months Ended        Six Months Ended
                                        June 30                   June 30
                                 ----------------------   ----------------------
                                   2000        1999          2000       1999
                                 ----------  ----------   ----------  ----------
 Denominator for basic
  earnings per share
  - weighted-average shares      23,363,973  23,151,831   23,362,683  23,188,004

 Effect of dilutive
  stock options                     370,512     574,810      353,742     546,288
                                 ----------  ----------   ----------  ----------

 Denominator for diluted
  earnings per share             23,734,485  23,726,641   23,716,425  23,734,292
                                 ==========  ==========   ==========  ==========

9.    Operations by Segment

(000 omitted)                     Three Months Ended      Six Months Ended
                                        June 30                 June 30
                                 ---------------------    ---------------------
                                   2000        1999         2000        1999
                                 ---------   ---------    ---------   ---------
Net Sales
Electric Motor Technologies      $248,245    $156,664     $496,121    $304,539
Water Systems Technologies         83,036      78,751      170,203     160,739
                                 --------    --------     --------    --------
Net Sales                        $331,281    $235,415     $666,324    $465,278
                                 ========    ========     ========    ========

Earnings before Interest
 and Taxes
Electric Motor Technologies      $ 28,365    $ 21,128     $ 54,288    $ 39,514
Water Systems Technologies          8,889       8,680       18,354      17,183
                                 --------    --------     --------    --------
Total Segments                     37,254      29,808       72,642      56,697

General Corporate and Research
      and Development Expenses     (4,601)     (5,589)     (12,276)    (12,083)
Interest Expense - Net             (5,426)     (1,811)     (10,760)     (3,465)
                                 --------    --------     --------    --------
Earnings before Income Taxes       27,227      22,408       49,606      41,149

Provision for Income Taxes         (9,634)     (8,191)     (17,858)    (14,980)
                                 --------    --------     --------    --------
Earnings from Continuing
 Operations                      $ 17,593    $ 14,217     $ 31,748    $ 26,169
                                 ========    ========     ========    ========

Intersegment sales, which are immaterial, have been excluded from segment revenues.

PART I -  FINANCIAL INFORMATION
ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FIRST SIX MONTHS OF 2000 COMPARED TO 1999

Sales were $331.3 million in the second quarter of 2000, an increase of almost $96 million or 40.7% over sales of $235.4 million in the second quarter of 1999. Sales for the first half of 2000 were $666.3 million or 43.2% higher than the $465.3 million of sales in the same period last year. Both the second quarter and first half of 2000 were impacted by higher sales at Electric Motors due to the MagneTek motor business acquired in August 1999. This acquisition had net revenues of approximately $93 million and $183 million in the second quarter and first half of 2000, respectively.

Second quarter earnings from continuing operations of $17.6 million surpassed last year's second quarter earnings of $14.2 million by $3.4 million or about 24%. Continuing earnings for the first half of 2000 were $31.7 million or 21% higher than earnings of $26.2 million in the first half of 1999. On a diluted per share basis, second quarter continuing earnings increased from $.60 in 1999 to $.74 in 2000. Continuing earnings per share for the first half of 2000 were $1.34 compared to $1.11 in the same period last year. The improved earnings for the second quarter and first half of the year were due mostly to the higher sales volume at the electric motors operation compared with the prior year.

The gross profit margin for the second quarter declined from 21% in 1999 to 20.2% in 2000. The year to date gross profit margin in 2000 was 20.2% compared to 20.5% in the same period in 1999. The lower margins in both the second quarter and first half of 2000 resulted primarily from the inclusion of the MagneTek motors business.

Second quarter sales of Electric Motor Technologies were $248.2 million or $91.6 million higher than the second quarter of 1999. Year to date sales for this segment were $496.1 million, an increase of $191.6 million over 1999 first half sales of $304.5 million. Excluding sales associated with the August, 1999 motor business acquisition, second quarter sales were basically unchanged from the second quarter of 1999 as a 4% decline in motor sales to the heating, ventilating and air conditioning industry (HVAC) were offset by increased sales to other motor markets. Year to date sales for this operation reflect approximately $183 million of sales related to the acquisition as well as growth in the base motor business which occurred in the HVAC, pump and garage door opener markets in the first quarter of 2000.

Second quarter operating profits for Electric Motor Technologies increased from $21.1 million in 1999 to $28.4 million in 2000. The first half earnings exhibited similar improvement as earnings increased from $39.5 million in 1999 to $54.3 million in 2000. Increased operating profits in both the second quarter and first half of 2000 were due mostly to the higher sales volume. As discussed in the notes to the financial statements, second quarter 2000 operating profits were also impacted as a result of conforming the vacation policy of certain employees to comply with the existing overall company policy.

Second quarter sales for Water Systems Technologies were $83 million in 2000 or 5.3% higher than 1999 second quarter sales of $78.8 million due to continued international growth, most notably in China and the Far East. Sales for the first half of 2000 were 5.9% higher than the same period last year and also reflected higher volume for the China operation. Water Systems Technologies' 2000 second quarter and first half operating profits increased slightly from 1999 levels as a result of the lower loss in China and increased earnings from other international operations.

Selling, general and administrative (SG & A) expense in the second quarter and first half of the year were substantially higher than the respective periods in 1999 due to the motors acquisition. Relative to sales, year to date SG & A was consistent in 1999 and 2000.

Net interest expense for the second quarter and first half of 2000 exceeded that
of  the   comparable   periods  in  1999  by  $3.6  million  and  $7.3  million,
respectively. The increased financing cost was due to the MagneTek acquisition.

Other expense in the second quarter of 2000 was slightly higher than the same period in 1999 as the impact of additional goodwill amortization associated with the acquisition was partially offset by certain miscellaneous items. Other expense for the first half of 2000 was $2.4 million higher than the same period last year due to acquisition related expenses including goodwill amortization.

The effective tax rate for the first six months of the year was 36% in 2000, slightly lower than the 36.4% rate in the first half of 1999. The second quarter effective tax rate was 35.4% and compared to 36.6% in the same period of 1999. The lower rates in the first half and second quarter of 2000 were due to increased foreign earnings which are taxed at lower rates and additional federal income tax credits.

In the first quarter the company announced its intent to exit the fiberglass pipe and storage tank markets and accordingly, Smith Fiberglass Products Company and A. O. Smith Engineered Storage Products Company have been classified as discontinued operations in the accompanying financial statements. Sales for these discontinued operations were $33.9 million in the second quarter of 2000 and compared with $27.4 million in the same quarter last year. Year to date sales for 2000 and 1999 were $62.6 million and $54.8 million, respectively. The after-tax profits in 2000 for Engineered Storage Products Company were $1.2 million in the second quarter and $1.6 million in the first half of 2000, compared with $1.0 million and $1.3 million in the same periods in 1999. Fiscal 1999 discontinued aftertax operating losses of $.3 million and $.9 million for the three and six month periods included both discontinued business. The after-tax loss for Smith Fiberglass Products Company for the three and six months ended June 30, 2000 were $.2 million and $.9 million respectively. Fiscal 2000 Smith Fiberglass losses have been charged to the disposition reserves established at December 31, 1999. At June 30, 2000 the company believes such reserves are adequate and expects its divestitures to be completed in the fourth quarter of 2000. During the second quarter, the company recorded an after-tax charge of $1.2 million in settlement of certain claims that arose out of the sale of its automotive business in April 1997.

During the first half of 2000 and 1999, the company was party to futures contracts for the purposes of hedging a portion of certain raw material purchases. The company was also a party to forward foreign currency transactions consistent with its committed exposures. Had these contracts not been in place, the earnings of the company would not have been materially affected.

Outlook
The company recently disclosed that it is seeing signs in its markets that the economy is beginning to moderate. The company views the heating and air conditioning industry with caution as sales growth begins to decelerate and customers cut back on production to keep inventories in line. The weaker HVAC market has also had an adverse effect on the company's recent MagneTek motor acquisition. Coupled with some acquisition-related transition problems, the company is now projecting lower sales for MagneTek than previously expected. Accordingly, earnings accretion from the acquisition is now expected to be less than the $.30 to $.35 per share previously forecast. As a result of the market softening, the company is now cautious about the outlook for the balance of the year, and believes analyst earnings estimates of approximately $2.50 per share for the full year 2000, may prove difficult to achieve.

Liquidity & Capital Resources
The company's working capital was $240.3 million at June 30, 2000, $20.1 million higher than at December 31, 1999. An increase in accounts receivable of $37.8 million, resulting from higher sales, was partially offset by increases to accounts payable. Cash provided by continuing operations during the first half of 2000 was $8.9 million compared to $6.7 million during the same time period one year ago.

Capital expenditures by continuing operations during the first half of 2000 totaled $20.7 million compared with $16.0 million during the same period in 1999. All of the increase in capital spending was related to higher spending requirements in the motor business. The company expects higher capital spending in 2000 compared to 1999, and expects capital expenditures to be covered by operating cash flow.

The company's long term debt decreased by $6.5 million from $351.3 million at December 31, 1999 to $344.8 million at June 30, 2000. The company's leverage as measured by the ratio of total debt to total capitalization was 44% at the end of the second quarter. This was slightly lower than the 46% leverage ratio at the end of last year. The company renewed its $100 million credit facility which now expires on July 27, 2001. In addition, the company has available a $250 million credit facility that expires August 2, 2004.

In connection with the MagneTek acquisition in August, 1999, additional purchase liabilities of $19.4 million were recorded which included employee severance and relocation, as well as certain facility exit costs. Costs incurred and charged against the purchase liabilities totaled $1.7 million and $2.7 million during the first half of 2000 and since the acquisition, respectively. The purchase price was allocated to the assets acquired and the liabilities assumed based upon current estimates of their respective fair values at the date of acquisition. These estimates may be revised at a later date.

At its July 11, 2000 meeting, A. O. Smith's Board of Directors declared an 8% increase to its regular quarterly dividend and will pay $.13 per share on its common stock (Class A Common and Common). The dividend is payable on August 15, 2000 to shareholders of record July 31, 2000.




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

PART II - OTHER INFORMATION
ITEM 1  - LEGAL PROCEEDINGS

Dip Tube Litigation
The company previously reported on the Dip Tube Litigation in its Form 10-Q Reports for the Quarters ended March 31, 1999, and September 30, 1999, and Form 10-K for the fiscal year ended December 31, 1999. On May 1, 2000, the federal court overseeing the dip tube class action, described and captioned as Paul Heilman, et al. v. Perfection Corporation, et al., gave final approval to the settlement. The final Order approved the remedial system provided for in the settlement agreement. The company and the other water heater manufacturers are currently funding settlement claims, which consist of two parts. The first part entitles consumers to obtain reimbursement for amounts they spent fixing dip tube related damages. The deadline for filing claims for reimbursement expired on June 30, 2000. Part two of the settlement offers prospective relief in the form of certificates for dip tube replacements, dip tube replacements plus system flushes, system flushes only and emergency relief if the circumstances warrant. The deadline for filing claims for prospective relief is December 31, 2000.

The direct action lawsuit brought by the water heater manufacturers, including the company, in the Civil District Court for the Parish of Orleans, State of Louisiana against Perfection Corporation; American Meter Company, the parent company of Perfection; and their insurers is in the motion and discovery stage. This lawsuit seeks (1) recovery of damages sustained by the company and the other water heater manufacturers related to the costs of the class action settlement and the handling of dip tube claims outside of and prior to the national class action settlement, (2) damages for the liability of the water heater manufacturers assumed by Perfection Corporation by contract, and (3) damages for the personal injuries suffered by the company and the other water heater manufacturers as a result of disparagement of their businesses. Also relating to the water heater manufacturers' recovery efforts, the insurers of Perfection Corporation have brought third-party claims against the water heater manufacturers in a state court action in Cook County, Illinois. Perfection Corporation has also sued the company and the water heater manufacturers in a separate action in Cook County, Illinois. The filing by Perfection Corporation is an attempt to preempt the Louisiana lawsuit.

Environmental Matters
In the second quarter, the United States Environmental Protection Agency notifed the company that it may be a Potentially Responsible Party at a contaminated site in St. Louis, Missouri, bringing the total number of sites at which the company is involved to thirteen. Based on the limited information available to the company at this time, the company believes that if it was involved at the site, its participation was minimal.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 2, 2000, the company mailed a proxy statement to its stockholders relating to the annual meeting of stockholders on April 5, 2000. The annual meeting included the election of directors and to approve the ratification of Ernst & Young LLP as the independent auditors of the company for 2000.

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

1.  Election of Directors

                                                                         Broker
Class A Common Stock Directors         Votes For     Votes Withheld     Nonvotes

Tom H. Barrett                         8,605,724         3,678             0
Glen R. Bomberger                      8,605,724         3,678             0
Robert J. O'Toole                      8,605,769         3,633             0
Dr. Agnar Pytte                        8,605,616         3,786             0
Arthur O. Smith                        8,605,724         3,678             0
Bruce M. Smith                         8,605,724         3,678             0

                                                                         Broker
Common Stock Directors                 Votes For     Votes Withheld     Nonvotes

William F. Buehler                     11,903,986        94,576            0
Kathleen J. Hempel                     11,904,727        94,835            0


2.  Ratification of Ernst & Young LLP as Independent Auditors

                                                                        Broker
COMBINED CLASS VOTE:                   Votes For    Votes Against    Abstentions

Class A Common Stock and
Common Stock (1/10th vote)             9,803,815       3,819           1,625


ITEM 5 - OTHER INFORMATION

On July 11, 2000, the Board of directors elected a new director, W. Michael Barnes. Mr. Barnes is senior vice president of finance and planning and chief financial officer of Rockwell International Corporation in Milwaukee, Wisconsin.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               A. O. SMITH CORPORATION




July 21, 2000                                  /s/John J. Kita
                                               ---------------------------------
                                               John J. Kita
                                               Vice President,
                                               Treasurer and Controller




July 21, 2000                                  /s/G. R. Bomberger
                                               ---------------------------------
                                               G. R. Bomberger
                                               Executive Vice President
                                               and Chief Financial Officer

                                INDEX TO EXHIBITS




Exhibit
Number      Description

 (27)       Financial Data Schedule

 (27-1)     Restated Financial Data Schedule