Form 10-Q
period 2000-09-30
SMITH A O CORP
filed 2000-10-26
CIK 91142

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


   Class A Common Stock Outstanding as of September 30, 2000 8,690,125 shares

      Common Stock Outstanding as of September 30, 2000 14,847,142 shares

                              Exhibit Index Page 15

                                      Index

                             A.O. Smith Corporation


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Statements of Earnings and Retained Earnings
     - Three and nine months ended September 30, 2000 and 1999                 3

     Condensed Consolidated Balance Sheet
     - September 30, 2000 and December 31, 1999                                4

     Condensed Consolidated Statement of Cash Flows
     - Nine months ended September 30, 2000 and 1999                           5

     Notes to Condensed Consolidated Financial Statements
     - September 30, 2000                                                    6-8

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                   9-11

Item 3. Quantitative and Qualitative Disclosure of Market Risk                12

Part II. Other Information

Item 1. Legal Proceedings                                                     13

Item 4. Submission of Matters to a Vote of Security Holders                   13

Item 5. Other Information                                                     13

Item 6. Exhibits and Reports on Form 8-K                                      13

Signatures                                                                    14

Index to Exhibits                                                             15

PART I--FINANCIAL INFORMATION
-----------------------------
ITEM 1--FINANCIAL STATEMENTS
----------------------------

                                                    A.O. SMITH CORPORATION
                                         CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                                    AND RETAINED EARNINGS
                                   Three and Nine Months ended September 30, 2000 and 1999
                                           (000 omitted except for per share data)
                                                         (unaudited)

                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30                       September 30
                                                                     ------------                       ------------
                                                                2000              1999             2000              1999
                                                                ----              ----             ----              ----
Continuing Operations
     Electric Motor Technologies                             $ 206,567         $ 211,609        $ 702,688         $ 516,148
     Water Systems Technologies                                 75,018            75,797          245,221           236,536
                                                              --------          --------         --------          --------
     Net sales                                                 281,585           287,406          947,909           752,684
     Cost of products sold                                     233,196           232,678          765,167           602,566
                                                              --------          --------         --------          --------
     Gross profit                                               48,389            54,728          182,742           150,118
     Selling, general and administrative expenses               29,281            31,017           97,715            78,616
     Interest expense                                            5,595             3,866           16,759             7,851
     Interest income                                               (88)             (498)            (492)           (1,018)
     Other expense - net                                         2,127             1,854            7,680             5,031
                                                              --------          --------         --------          --------
                                                                11,474            18,489           61,080            59,638
     Provision for income taxes                                  4,131             6,011           21,989            20,991
                                                              --------          --------         --------          --------
Earnings from Continuing Operations                              7,343            12,478           39,091            38,647

Discontinued Operations (note 4)
     Earnings (loss) from operations less related
        income tax provision (benefit) 2000 - $977 & $2,051;
        1999 - ($34) & ($522)                                    1,493              (112)           3,139              (964)
     Loss on disposition less related
        income tax benefit 2000 - $798                               -                 -           (1,222)                -
                                                              --------          --------         --------          --------

Net Earnings                                                     8,836            12,366           41,008            37,683
                                                              ========          ========         ========          ========
Retained Earnings
Balance at beginning of period                                 557,759           519,693          531,204           499,954
Net Earnings                                                     8,836            12,366           41,008            37,683
Cash dividends on common shares                                 (3,044)           (2,786)          (8,661)           (8,364)
                                                              --------          --------         --------          --------

Balance at End of Period                                     $ 563,551         $ 529,273        $ 563,551         $ 529,273
                                                              ========          ========         ========          ========
Basic Earnings (Loss) per Common Share (note 8)
        Continuing Operations                                    $0.31             $0.54            $1.68             $1.67
        Discontinued Operations                                   0.07             (0.01)            0.08             (0.04)
                                                              --------          --------         --------          --------
        Net Earnings                                             $0.38             $0.53            $1.76             $1.63
                                                              ========          ========         ========          ========
Diluted Earnings (Loss) per Common Share (note 8)
        Continuing Operations                                    $0.31             $0.52            $1.65             $1.63
        Discontinued Operations                                   0.06                 -             0.08             (0.04)
                                                              --------          --------         --------          --------
        Net Earnings                                             $0.37             $0.52            $1.73             $1.59
                                                              ========          ========         ========          ========
Dividends per Common Share                                       $0.13             $0.12            $0.37             $0.36


See accompanying notes to unaudited condensed consolidated financial statements.

PART I--FINANCIAL INFORMATION
-----------------------------
ITEM 1--FINANCIAL STATEMENTS
----------------------------

                                                    A.O. SMITH CORPORATION
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                           September 30, 2000 and December 31, 1999
                                                        (000 omitted)

                                                                       (unaudited)
                                                                    September 30, 2000       December 31, 1999
                                                                    ------------------       -----------------
Assets
     Current Assets
     Cash and cash equivalents (note 2)                               $     8,496                $    14,761
     Receivables                                                          186,891                    183,442
     Inventories (note 5)                                                 171,547                    163,443
     Deferred income taxes                                                 11,464                     11,323
     Other current assets                                                  11,224                      5,253
     Net current assets - discontinued operations (note 4)                 21,576                     10,405
                                                                      -----------                -----------
     Total Current Assets                                                 411,198                    388,627

     Property, plant and equipment                                        541,323                    518,741
     Less accumulated depreciation                                        260,113                    235,248
                                                                      -----------                -----------
     Net property, plant and equipment                                    281,210                    283,493
     Goodwill and other intangibles                                       246,555                    251,085
     Other assets                                                         104,346                     88,990
     Net long-term assets - discontinued operations (note 4)               48,669                     51,791
                                                                      -----------                -----------
     Total Assets                                                     $ 1,091,978                $ 1,063,986
                                                                      ===========                ===========

Liabilities
     Current Liabilities
     Trade payables                                                   $    97,986                $    81,221
     Accrued payroll and benefits                                          31,952                     32,272
     Accrued liabilities                                                   26,448                     27,301
     Product warranty                                                      11,665                     10,847
     Income taxes                                                             580                      7,170
     Long-term debt due within one year                                     9,629                      9,629
                                                                      -----------                -----------
     Total Current Liabilities                                            178,260                    168,440

     Long-term debt (note 6)                                              321,662                    351,251
     Other liabilities                                                     67,609                     64,536
     Deferred income taxes                                                 62,596                     48,675
                                                                      -----------                -----------

     Total Liabilities                                                    630,127                    632,902

Stockholders' Equity
     Class A common stock, $5 par value: authorized
        14,000,000 shares; issued 8,722,720                                43,614                     43,615
     Common stock, $1 par value: authorized 60,000,000
        shares; issued  23,826,642                                         23,827                     23,826
     Capital in excess of par value                                        53,407                     53,026
     Retained earnings (note 6)                                           563,551                    531,204
     Accumulated other comprehensive loss (note 7)                         (6,098)                    (3,238)
     Treasury stock at cost                                              (216,450)                  (217,349)
                                                                      -----------                -----------

     Total Stockholders' Equity                                           461,851                    431,084
                                                                      -----------                -----------
Total Liabilities and Stockholders' Equity                            $ 1,091,978                $ 1,063,986
                                                                      ===========                ===========

See accompanying notes to unaudited condensed consolidated financial statements.

PART I--FINANCIAL INFORMATION
-----------------------------
ITEM 1--FINANCIAL STATEMENTS
----------------------------

                                                    A.O. SMITH CORPORATION
                                        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                        Nine Months Ended September 30, 2000 and 1999
                                                        (000 omitted)
                                                         (unaudited)
                                                                               Nine Months Ended
                                                                                 September 30
                                                                                 ------------
                                                                         2000                       1999
                                                                         ----                       ----
Operating Activities
Continuing
      Earnings from continuing operations                             $    39,091                $    38,647
      Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
           Depreciation                                                    27,796                     21,720
           Amortization                                                     6,352                      4,444
           Net change in current assets and liabilities                       (82)                    (7,551)
           Net change in other noncurrent assets and liabilities           (2,665)                   (11,987)
           Other                                                            1,147                        508
                                                                      -----------                -----------
Cash Provided by Operating Activities                                      71,639                     45,781

Investing Activities
      Capital expenditures                                                (30,114)                   (22,198)
      Other                                                                  (762)                    (1,141)
      Acquisition of business                                                   -                   (251,361)
                                                                      -----------                -----------
Cash Used in Investing Activities                                         (30,876)                  (274,700)
                                                                      -----------                -----------

Cash Flow Before Financing Activities                                      40,763                   (228,919)

Discontinued
Cash Used in Discontinued Operations                                       (9,788)                    (2,006)


Financing Activities
      Debt incurred                                                             -                    217,780
      Debt retired                                                        (29,589)                    (4,629)
      Purchase of treasury stock                                                -                     (2,745)
      Net proceeds from common stock and option activity                      608                        504
      Tax benefit from exercise of stock options                              402                        792
      Dividends paid                                                       (8,661)                    (8,364)
                                                                      -----------                -----------
Cash Provided by (Used in) Financing Activities                           (37,240)                   203,338
                                                                      -----------                -----------

      Net decrease in cash and cash equivalents                            (6,265)                   (27,587)
      Cash and cash equivalents-beginning of period (note 2)               14,761                     37,666
                                                                      -----------                -----------

Cash and Cash Equivalents - End of Period                             $     8,496                $    10,079
                                                                      ===========                ===========


See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                             A. O. SMITH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (unaudited)

1.   Basis of Presentation
     The condensed consolidated financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments consisting of normal accruals considered necessary for a fair presentation of the results of operations and of financial position have been made. The results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 1999 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the 2000 presentation.

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

     In connection with the MagneTek acquisition, the company recorded additional purchase liabilities of $17.9 million, which included employee severance and relocation, as well as certain facility exit costs. Total costs incurred and charged against the liability to date totaled $2.5 million.

4.   Discontinued Operations
     In the first quarter, the company decided to divest its fiberglass piping and liquid and dry bulk storage tank businesses. Net sales of these businesses were $33.4 and $96.0 million for the three- and nine-month periods ended September 30, 2000 and $30.9 and $85.7 million for the three- and nine-month periods ended September 30, 1999.

     The operating results of the discontinued businesses have been reported separately as discontinued operations in the accompanying financial statements. Certain expenses have been allocated to the discontinued operations, including interest expense, which was allocated based on the ratio of net assets of the discontinued businesses to the total consolidated capital of the company.

5.   Inventories (000 omitted)
                                             Sept. 30, 2000     Dec. 31, 1999
                                             --------------     -------------
     Finished products                         $ 111,995         $  99,335
     Work in process                              35,660            40,197
     Raw materials                                40,950            41,997
     Supplies                                        889             1,322
                                                --------          --------
                                                 189,494           182,851
     Allowance to state inventories
       at LIFO cost                               17,947            19,408
                                                --------          --------
                                               $ 171,547         $ 163,443
                                                ========          ========

6.   Long-Term Debt
     The company's credit agreement and term notes contain certain conditions and provisions which restrict the company's payment of dividends. Under the most restrictive of these provisions, retained earnings of $70.1 million were unrestricted as of September 30, 2000. The company renewed its $100 million credit facility, which now expires on July 27, 2001. In addition, the company has available a $250 million credit facility that expires August 2, 2004.

7.   Comprehensive Earnings (Loss)
     The company's comprehensive earnings were $7.4 and $38.1 million for the three- and nine-month periods ended September 30, 2000 and $12.6 and $36.9 million for the three- and nine-month periods ended September 30, 1999. Comprehensive earnings, for all periods presented, were comprised of net earnings and foreign currency translation adjustments. No provisions or benefits for U.S. income taxes have been made on these foreign currency translation adjustments.

8.   Earnings per Share of Common Stock
     The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

                                                         Three Months Ended               Nine Months Ended
                                                             Sept. 30                         Sept. 30
                                                    ----------------------------     ---------------------------
                                                       2000            1999             2000           1999
                                                    ----------------------------     ---------------------------
     Denominator for basic earnings
       per share
       - weighted-average shares                     23,371,624      23,189,535       23,365,685     23,188,520

     Effect of dilutive stock options                   254,276         655,900          320,586        582,825
                                                     ----------      ----------       ----------     ----------
     Denominator for diluted earnings
       per share                                     23,625,900      23,845,435       23,686,271     23,771,345
                                                     ==========      ==========       ==========     ==========

9.   Operations by Segment
     (000 omitted)

                                                         Three Months Ended               Nine Months Ended
                                                             Sept. 30                         Sept. 30
                                                    ----------------------------     ---------------------------
                                                       2000            1999             2000           1999
                                                    ----------------------------     ---------------------------
     Net Sales
     Electric Motor Technologies                     $  206,567      $  211,609      $   702,688     $  516,148
     Water Systems Technologies                          75,018          75,797          245,221        236,536
                                                     ----------      ----------       ----------     ----------
     Net Sales                                       $  281,585      $  287,406      $   947,909     $  752,684
                                                     ==========      ==========      ===========     ==========

     Earnings before Interest and Taxes
     Electric Motor Technologies                     $   15,643      $   20,331      $    70,202     $   59,845
     Water Systems Technologies                           7,086           7,313           25,536         24,496
                                                     ----------      ----------       ----------     ----------
     Total Segments                                      22,729          27,644           95,738         84,341

     General Corporate and Research
       and Development Expenses                          (5,748)         (5,787)         (18,391)       (17,870)
     Interest Expense - Net                              (5,507)         (3,368)         (16,267)        (6,833)
                                                     ----------      ----------       ----------     ----------
     Earnings before Income Taxes                        11,474          18,489           61,080         59,638

     Provision for Income Taxes                          (4,131)         (6,011)         (21,989)       (20,991)
                                                     ----------      ----------       ----------     ----------
     Earnings from Continuing Operations             $    7,343      $   12,478      $    39,091     $   38,647
                                                     ==========      ==========      ===========     ==========

     Intersegment sales, which are immaterial, have been excluded from segment revenues.

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

RESULTS OF OPERATIONS
---------------------
FIRST NINE MONTHS OF 2000 COMPARED TO 1999
------------------------------------------

Sales in the third quarter of 2000 were $281.6 million or 2% less than last year's third quarter sales of $287.4 million. When compared with the same quarter in the prior year, the third quarter 2000 sales included the beneficial impact of an additional month of sales from the MagneTek motor acquisition. Excluding the acquisition, sales were 9% lower than the third quarter of 1999 as a result of softer HVAC market conditions. Sales for the first nine months of 2000 were $947.9 million or almost 26% higher than the $752.7 million of sales in the same period last year. The year to date increase in sales reflects an additional seven months of sales associated with the MagneTek acquisition when compared with 1999.

Third quarter earnings from continuing operations were $7.3 million or $5.2 million lower than last year's third quarter earnings of $12.5 million. Continuing earnings for the first nine months of 2000 were $39.1 million or $.5 million higher than earnings of $38.6 million in the same period last year. On a diluted per share basis, third quarter continuing earnings declined from $.52 in 1999 to $.31 in 2000. Continuing earnings per share for the first nine months of 2000 were $1.65 compared with $1.63 in the same period last year. Earnings for the third quarter reflect the adverse impact of declining sales volume on cost absorption. The first nine months of 2000 reflect the additional seven months earnings associated with the MagneTek acquisition offset by increased interest expense.

The gross profit margin for the third quarter declined from 19% in 1999 to 17.2% in 2000. The year to date gross profit margin in 2000 was 19.3% compared with 19.9% in the same period in 1999. The lower margins in both the third quarter and first nine months of 2000 resulted from the inclusion of the MagneTek motors business, as well as less favorable cost absorption associated with declining volume.

Third quarter sales of Electric Motor Technologies were $206.6 million or $5 million lower than the third quarter of 1999 sales of $211.6 million. Year to date sales for this segment were $702.7 million, an increase of $186.6 million over sales of $516.1 million in the same period last year. Excluding sales associated with the August 2, 1999 motor business acquisition, total motor sales declined approximately 13% compared with the third quarter of 1999. Sales in both the third quarter and first nine months have been adversely impacted by a reduction in demand from heating and air conditioning industry customers confronted with record levels of finished product inventory.

Third quarter operating profits of Electric Motor Technologies declined from $20.3 million in 1999 to $15.6 million in 2000. On a year to date basis, earnings increased $10.4 million from $59.8 million in 1999 to $70.2 million in 2000. The lower third quarter earnings resulted from lower sales and production volumes and associated cost absorption. Year to date earnings reflect margin earned on the additional sales volume from the motor business acquisition and a $2.3 million favorable adjustment to the vacation accrual recorded in the second quarter as a result of a change in the company's vacation policy for certain employees.

As part of the overall plan to integrate MagneTek and improve operating margin, Electric Motor Technologies continues to move production to its lower cost facilities. Consistent with this strategy, this segment recently announced that it would be closing three motor manufacturing facilities within the next nine months.

Third quarter sales for Water Systems Technologies were $75 million in 2000, slightly lower than 1999 third quarter sales of $75.8 million. A softening in the housing market contributed to an 8% decline in sales of residential product and offset higher sales in the company's Chinese water heater operation. Sales for the first nine months of 2000 were $245.2 million or $8.7 million higher than the same period in 1999 reflecting higher volume for the China operation.

Water Systems Technologies 2000 third quarter earnings were $.2 million lower than the third quarter of 1999 due to the decline in residential volume. Year to date earnings exceeded those of the same period last year primarily as a result of lower losses in China.

Selling, general, and administrative (SG&A) expense in the third quarter was $1.7 million less than the same period last year due to lower selling expenses and lower accruals for incentive plans. On a year to date basis, SG&A increased $19.1 million over last year due to the motors acquisition. Relative to sales, year to date SG&A was consistent in 1999 and 2000.

Net interest expense for the third quarter and first nine months of 2000 exceeded that of the comparable periods in 1999 by $2.1 million and $9.4 million, respectively. The increased financing cost was due to the debt incurred with the MagneTek acquisition and higher interest rates.

Other expense in the third quarter of 2000 was $.3 million higher than the same period in 1999 due to the recognition of an additional month of goodwill amortization associated with the August 2, 1999 motors business acquisition. Other expense for the first nine months of 2000 was $2.6 million higher than the same period last year due primarily to increased goodwill amortization.

The effective tax rate for the third quarter of 2000 was 36% compared with 32.5% in the third quarter of 1999. 1999 benefited from recognition of tax credits associated with the resolution of the company's research and development tax credit claim. The company's effective tax rate for the first nine months of 2000 was 36% and compared with 35.2% in 1999 which reflected the aforementioned tax credit.

In the first quarter, the company announced its intent to exit the fiberglass pipe and storage tank markets and accordingly, Smith Fiberglass Company and A.
O. Smith Engineered Storage Products Company have been classified as discontinued operations in the accompanying financial statements. Sales for these discontinued operations were $33.4 million in the third quarter of 2000 and compared with 30.9 million in the same quarter last year. Year to date sales for 2000 and 1999 were $96 million and 85.7 million, respectively. The after-tax profits in 2000 for Engineered Storage Products Company were $1.5 million in the third quarter and $3.1 million in the first nine months of 2000, compared with $1.1 million and $2.3 million in the same periods in

1999. Fiscal 1999 discontinued after-tax operating losses of $.1 million and $1 million for the three and nine month periods included both discontinued businesses. The after-tax results for Smith Fiberglass Products Company for the three and nine months ended September 30, 2000 were breakeven and $1 million loss, respectively. Fiscal 2000 Smith Fiberglass losses have been charged to the disposition reserves established at December 31, 1999. At September 30, 2000, the company believes such reserves are adequate and expects its divestitures to be completed in the fourth quarter of 2000.

Outlook
The company recently disclosed that it expects the fourth quarter to be extremely difficult as its customers significantly reduce production levels to lower their inventories. As a result, the company expects to experience weak sales and excess manufacturing costs. Fourth quarter earnings are expected to range between $.05 and $.15 per share.

Given current market conditions, the company expects sales and earnings during the first and second quarters of 2001 to fall short of the record results generated during the first two quarters of the current year. Once customers' surplus inventories have been eliminated, sales and earnings comparisons are expected to improve as the year progresses. For the full year, the company expects 2001 earnings to exceed 2000 results.

Liquidity & Capital Resources
The company's working capital to support continuing operations was $211.4 million at September 30, 2000 compared with the $209.8 million at December 31, 1999. Increases to inventories as a result of weaker HVAC markets and a reduction in the income tax liability were offset by increases to accounts payable.

Cash provided by continuing operations for the year-to-date period ended September 30, 2000 was $40.8 million compared with $22.4 million during the same period one year ago. Improved working capital was the most significant factor in the increase in cash flow. The company expects cash flow from continuing operations for the year to be $45 to $50 million.

Capital expenditures during the first nine months of 2000 were $30.1 million compared with $22.2 million through September 30, 1999. All of the capital spending increase was related to higher spending in the motor business due to the MagneTek motor acquisition. The company projects total capital spending in 2000 to be higher than in 1999, but expects such capital expenditures to be covered by cash flow from operations.

The company's long-term debt decreased $29.6 million in the first nine months of 2000. The company's leverage as measured by the ratio of total debt to total capitalization was 42% at the end of the third quarter compared with 46% at the end of last year.

In connection with the MagneTek acquisition in August 1999, additional purchase liabilities of $17.9 million were recorded, which included employee severance and relocation, as well as certain facility exit costs. Costs incurred and charged against the purchase liabilities totaled $2.5 million to date.

At its October 10, 2000 meeting, A. O. Smith's Board of Directors declared a regular cash dividend of $.13 per share on its common stock (Class A Common and Common). The dividend is payable on November 15, 2000 to shareholders of record October 31, 2000.


ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
----------------------------------------------------------------

As is more fully described in the company's annual report on Form 10-K for the year ended December 31, 1999, the company is exposed to various types of market risks, primarily currency and certain commodities. The company monitors its risks in such areas on a continuous basis and, generally enters into futures contracts to minimize such exposures for periods of less than one year. The company does not engage in speculation in its derivatives strategies. It is important to note that gains and losses from the company's futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

Forward Looking Statements
Certain statements in this report are "forward-looking statements." These forward-looking statements can generally be identified as such because the context of the statement will include words such as the company "believes," "anticipates," "estimates," "expects," "projects," or words of similar import.

Although the company believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business, there can be no assurance that the results expressed in forward-looking statements will be realized. Although a significant portion of the company's sales are derived from the replacement of previously installed product, and such sales are therefore less volatile, numerous factors may affect actual results and cause results to differ materially from those expressed in forward-looking statements made by, or on behalf of, the company. The company considers most important among such factors, the stability in its electric motor and water products markets, the timely and proper integration of the MagneTek motors acquisition, and the implementation of associated cost reduction programs.

All subsequent written and oral forward-looking statements attributable to the company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements.

PART II - OTHER INFORMATION
---------------------------
ITEM 1 - LEGAL PROCEEDINGS
--------------------------

There have been no material changes in the legal and environmental matters previously reported in Part 1, Item 3 and Note 12 of the Notes to Consolidated Financial Statements in the company's Form 10-K Report for the year ended December, 1999 and in Part 2, Item 1 in the quarterly reports on Form 10-Q for the quarter ended June 30, 2000, all of which are incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

ITEM 5 - OTHER INFORMATION
--------------------------

The Board of Directors elected, effective August 6, 2000, Kenneth W. Krueger senior vice president and chief financial officer of the Corporation. Mr. Glen
R. Bomberger, who resigned as chief financial officer, continues as executive vice president of the Corporation.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.


                                       A. O. SMITH CORPORATION



October 20, 2000                       /s/ John J. Kita
                                       ----------------
                                       John J. Kita
                                       Vice President,
                                       Treasurer and Controller



October 20, 2000                       /s/ Kenneth W. Krueger
                                       ----------------------
                                       Kenneth W. Krueger
                                       Senior Vice President
                                       and Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------

Exhibit
Number      Description
------      -----------

(27)        Financial Data Schedule

(27-1)      Restated Financial Data Schedule