Form 10-K405
period 2000-12-31
SMITH A O CORP
filed 2001-02-22
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2000

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

Securities registered pursuant to Section 12(b) of the Act:

                           Shares of Stock Outstanding  Name of Each Exchange on
Title of Each Class             January 31, 2001            Which Registered
-------------------       ---------------------------  ------------------------

Class A Common Stock               8,687,425             American Stock Exchange
(par value $5.00 per share)

Common Stock                      14,861,714             New York Stock Exchange
(par value $1.00 per share)

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $10,077,811 for Class A Common Stock and $188,286,466 for Common Stock as of January 31, 2001.

Documents Incorporated by Reference:
1. Portions of the company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference in Part III).

                                     PART 1

ITEM 1 - BUSINESS
-----------------

A. O. Smith Corporation serves customers worldwide and consists of two segments, Electric Motor Technologies and Water Systems Technologies. The company's Electric Motors business is one of North America's largest manufacturers of fractional horsepower, integral horsepower Alternating Current (A/C) and Direct Current (D/C), and hermetic electric motors. The Water Systems business is a leading manufacturer of residential and commercial gas and electric water heating equipment and copper tube boilers.

On December 8, 2000 A. O. Smith sold its fiberglass products business to Varco International Corporation. On January 10, 2001, the company sold its engineered storage products business to CST Industries. The sale of these two businesses completed the divestiture of the company's Storage and Fluid Handling business segment announced in January 2000. Net cash proceeds from the divestitures will total approximately $62 million. The operating results of the fiberglass products and the engineered storage products businesses have been reported separately as discontinued operations in the accompanying financial statements. See Note 3 to the Consolidated Financial Statements, entitled "Discontinued Operations" which appears elsewhere herein.

The following table summarizes sales by segment for the company's operations. This segment summary and all other information presented in this section should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, which appear elsewhere herein.

                                  Years Ended December 31 (dollars in millions)

                                 2000        1999      1998      1997     1996
                                 ----        ----      ----      ----     ----

 Electric Motor Technologies    $ 902.4     $ 735.0    $487.4    $397.7   $343.2

 Water Systems Technologies       345.5       335.3     313.4     305.4    310.8
                                  -----       -----     -----     -----    -----

 Total Continuing Operations   $1,247.9    $1,070.3    $800.8    $703.1   $654.0
                                =======    ========    ======    ======   ======

ELECTRIC MOTOR TECHNOLOGIES

Segment sales increased $167 million or 23 percent in 2000 to $902 million and represented 72 percent of total sales from continuing operations. The increase in sales in 2000 was due to the acquisition of the MagneTek, Inc. (MagneTek) electric motor business in August 1999.

A. O. Smith Electrical Products Company manufactures hermetic motors that are sold worldwide to manufacturers of air conditioning and commercial refrigeration compressors; fractional horsepower fan motors used in furnaces, air conditioners, and blowers; fractional horsepower motors for pumps for home water systems, swimming pools, hot tubs, and spas; and fractional horsepower motors used in other consumer products (such as garage door openers); and integral horsepower A/C and D/C motors for industrial and commercial applications. Sales to the heating, ventilating, air conditioning, and refrigeration market account for approximately 60 percent of segment sales.

A. O. Smith Electrical Products Company sells directly to original equipment manufacturers (OEMs) and also markets its products through a distributor network, which sells to smaller OEMs and the after-market. The company estimates that approximately 60 percent of the market is derived from the less cyclical replacement business with the remainder being impacted by general business conditions in the new construction market.

The segment's principal products are sold in competitive markets with its major competitors being Emerson Electric, General Electric, Fasco, Jakel, and vertically integrated customers.

WATER SYSTEMS TECHNOLOGIES

A. O. Smith Water Products Company had 2000 sales of $346 million, approximately three percent higher than 1999 sales of $335 million and represented 28 percent of total sales from continuing operations.

Domestic residential water heater sales in 2000 were $176 million or approximately 51 percent of segment revenues. The company markets residential gas and electric water heaters through a network of plumbing wholesalers in the United States and Canada. The majority of the company's sales are in the less cyclical replacement market, although the new housing market is also an important portion of the business. The residential water heater market remains highly competitive. A. O. Smith competes with four other manufacturers in supplying over 90 percent of market requirements. The principal competitors of the Water Products business are Rheem Manufacturing, State Industries, The American Water Heater Group, and Bradford-White.

The company also markets commercial water heating equipment through a network of plumbing wholesalers in the United States and Canada. A. O. Smith's Water Products business is the largest manufacturer of storage commercial water heaters in North America. Commercial water heaters are used in a wide range of applications including schools, nursing homes, hospitals, prisons, hotels, motels, laundries, restaurants, stadiums, amusement parks, car washes, and other large users of hot water. The commercial market is characterized by competition from a broader range of products and competitors than occurs in the residential market. The majority of commercial sales are derived from the less cyclical replacement market with the remainder being impacted by general business conditions in the commercial construction market.

In 1995, Water Products established a joint venture in China to manufacture instantaneous and storage type heaters for the Chinese market. A. O. Smith acquired its partner's interest during the fourth quarter of 1998 and began reporting the Chinese subsidiary's financial results on a consolidated basis effective January 1, 1999. Sales in China have grown to $25 million in 2000 compared with sales of $13 million in 1999.

RAW MATERIAL

Raw materials for the company's operations, which consist primarily of steel, copper, and aluminum are generally available from several sources in adequate quantities. The company hedges the majority of its annual copper purchases to protect against price volatility.

SEASONALITY

There is no significant seasonal pattern to the company's consolidated quarterly sales and earnings.

RESEARCH AND DEVELOPMENT, PATENTS, AND TRADEMARKS

In order to improve competitiveness by generating new products and processes, the company conducts research and development at its Corporate Technology Center in Milwaukee, Wisconsin as well as at its operating units. Research and development costs for continuing operations in 2000, 1999, and 1998, were approximately $24.5, $23.9, and $19.4 million, respectively.

The company owns and uses in its businesses various trademarks, trade names, patents, trade secrets, and licenses. While a number of these are important to the company, it does not consider a material part of its business to be dependent on any one of them.

EMPLOYEES

The company and its subsidiaries employed approximately 13,800 persons in its continuing operations as of December 31, 2000.

BACKLOG

Normally, none of the company's operations sustain significant backlogs.

ENVIRONMENTAL LAWS

The company's operations are governed by a variety of federal, state, and local laws intended to protect the environment. While environmental considerations are a part of all significant capital expenditures, compliance with the environmental laws has not had a material effect and is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the company. See Item 3 - Legal Proceedings.

FOREIGN SALES

Total U. S. export sales from continuing operations were $62 million, $46 million, and $39 million in 2000, 1999, and 1998, respectively.

ITEM 2 - PROPERTIES
-------------------

The company manufactures its products in 37 plants worldwide. These facilities have an aggregate floor space of 5,321,799 square feet, consisting of 3,501,746 square feet owned by the company and 1,820,053 square feet of leased space. Twenty-two of the company's facilities are foreign plants with 2,125,077 square feet of space, of which 1,187,313 square feet are leased.

Excluded from the above totals are 1,132,000 square feet of domestic and 25,000 square feet of foreign space occupied by the company's Storage & Fluid Handling Technologies businesses, which the company has announced as sold in January 2001. The manufacturing plants presently operated by the company's continuing operations are listed below by industry segment.

                      United States                       Foreign
                      -------------                       -------

Electric Motor        Alta Vista, VA                      Acuna, Mexico;
 Technologies         McMinnville, TN; Mebane, NC;        Bray, Ireland;
 (3,672,707 sq. ft.)  Monticello, IN; Mt. Sterling, KY;   Budapest, Hungary;
                      Owosso, MI; Paoli, IN;              Gainsborough, England;
                      Ripley, TN; Scottsville, KY;        Juarez, Mexico (11);
                      Tipp City, OH; Upper Sandusky, OH   Monterrey, Mexico(2)


Water Systems         El Paso, TX; Florence, KY;          Juarez, Mexico;
  Technologies        McBee, SC; Renton, WA               Nanjing, People's
 (1,649,092 sq. ft.)                                      Republic of China;
                                                          Stratford, Canada(2);
                                                          Veldhoven,
                                                           The Netherlands

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

No matters were submitted to a vote of the security holders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

Pursuant to General Instruction of G(3) of Form 10-K, the following is a list of the current executive officers which is included as an unnumbered Item in Part I of this report in lieu of being included in the company's Proxy Statement for its 2001 Annual Meeting of Stockholders.

ROBERT J. O'TOOLE
-----------------

  Chairman of the Board of Directors, President and Chief Executive Officer

  Mr. O'Toole, 60, became chairman of the board of directors in March 1992. He is a member of the Investment Policy Committee of the board of directors. He was elected chief executive officer in March 1989. He was elected president, chief operating officer, and a director in 1986. Mr. O'Toole joined the company in 1963. He is a director of Briggs & Stratton Corporation and Factory Mutual Insurance Company.

GLEN R. BOMBERGER
-----------------

Executive Vice President

  Mr. Bomberger, 63, has been a director and executive vice president of the company since 1986. He was chief financial officer from 1986 through August 2000. He is a member of the Investment Policy Committee of the board of directors. Mr. Bomberger joined A. O. Smith in 1960. He is currently a director of Smith Investment Company and Firstar Funds, Inc.

JOHN A. BERTRAND
----------------

  Senior Vice President and President - A. O. Smith Electrical Products Company

  Mr. Bertrand, 62, has been president of A. O. Smith Electrical Products Company, a division of the company, since 1986. He was elected senior vice president in October 1999. Mr. Bertrand joined the company in 1960.

CHARLES J. BISHOP
-----------------

  Vice President - Corporate Technology

  Dr. Bishop, 59, has been vice president-corporate technology since 1985. Dr. Bishop joined the company in 1981.

MICHAEL J. COLE
---------------

  Vice President - Asia

  Mr. Cole, 56, was elected vice president-Asia in March 1996. Previously he was vice president-emerging markets of Donnelly Corporation, an automotive supplier.

JOHN J. KITA
------------

  Vice President, Treasurer and Controller

  Mr. Kita, 45, was elected vice president, treasurer and controller in April 1996. From 1995 to 1996 he was treasurer and controller. Prior thereto, he served as assistant treasurer since he joined the company in 1988.

KENNETH W. KRUEGER
------------------

  Senior Vice President and Chief Financial Officer

  Mr. Krueger, 44, became senior vice president and chief financial officer in August 2000. Previously he was a group vice president, finance and business planning at Eaton Corporation. Prior to Eaton, he was vice president, finance for Rockwell Automation, where he worked from 1983 to 1999.

RONALD E. MASSA
---------------

  Senior Vice President and President - A. O. Smith Water Products Company

  Mr. Massa, 51, became president of A. O. Smith Water Products Company, a division of the company, in February 1999. He was elected senior vice president in June 1997. He served as the president of A. O. Smith Automotive Products Company, a former division of the company, from June 1996 to April 1997. He was the president of A. O. Smith Water Products Company from 1995 to June 1996 and held other management positions in the Water Products Company prior thereto. He joined the company in 1976.

ALBERT E. MEDICE
----------------

  Vice President - Europe

  Mr. Medice, 58, was elected vice president-Europe in 1995. Previously, from 1990 to 1995, he was the general manager of A. O. Smith Electric Motors (Ireland) Ltd., a subsidiary of the company. Mr. Medice joined A. O. Smith in 1986 as vice president-marketing for its Electrical Products Company division.

EDWARD J. O'CONNOR
------------------

  Vice President - Human Resources and Public Affairs

  Mr. O'Connor, 60, has been vice president-human resources and public affairs for the company since 1986. He joined A. O. Smith in 1970.

STEVE W. RETTLER
----------------

  Vice President - Business Development

  Mr. Rettler, 46, was elected vice president-business development in July 1998. Previously he was vice president and general manager of Brady Precision Tape Co., a manufacturer of specialty tape products for the electronics market.

W. DAVID ROMOSER
----------------

  Vice President, General Counsel and Secretary

  Mr. Romoser, 57, was elected vice president, general counsel and secretary in March 1992.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

     (a) Market Information. The Common Stock is listed on the New York Stock Exchange. The Class A Common Stock of A. O. Smith Corporation is listed on the American Stock Exchange. The symbols for these classes of the company's stock are: AOS for the Common Stock and SMCA for the Class A Common Stock. Wells Fargo Bank Minnesota, N.A., P. O. Box 64854, St. Paul, Minnesota 55164-0854 serves as the registrar, stock transfer agent, and the dividend reinvestment agent for both classes of the company's common stock.

     Quarterly Common Stock Price Range

        2000                1st Qtr.    2nd Qtr.      3rd Qtr.    4th Qtr.
        ----                --------    --------      --------    ---------
        Common Stock
        High                  23-1/8    22-13/16        21-3/8       17-1/4
        Low                 14-15/16    17-13/16       11-3/16       12-1/2

        Class A Common
        High                      22     22-7/16        17-1/4       16-7/8
        Low                   15-1/2      17-7/8            12       12-3/4

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

        Class A Common
        High                25-11/16     25-9/16        31-1/2           31
        Low                  19-5/16     19-3/16        26-1/8      19-3/16

     (b) Holders. As of January 31, 2001, the number of shareholders of record of Common Stock and Class A Common Stock were 1,205 and 522 respectively.

     (c) Dividends. Dividends paid on the common stock are shown in Note 14 to the Consolidated Financial Statements appearing elsewhere herein. The company's credit agreements contain certain conditions and provisions which restrict the company's payment of dividends. Under the most restrictive of these provisions, retained earnings of $62.3 million were unrestricted as of December 31, 2000.

     (d) Stock Repurchase Authority. As of February 20, 2001, approximately 8.5 million shares of Class A Common Stock and Common Stock had been repurchased for $212.5 million under three stock repurchase authorizations granted by the Board of Directors in 1997.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------
(Dollars in Thousands, except per share amounts)

                                                                   Years ended December 31(1)
                                    --------------------------------------------------------------------------------------
                                         2000               1999 (2)           1998 (3)         1997 (4)         1996
                                         ------             ----               ----             -----            ----
Net sales - continuing operations   $   1,247,945      $ 1,070,339        $   800,803       $   703,050     $   654,040

Earnings
Continuing operations                      41,656           50,270             40,656            32,065          19,933

Discontinued operations:
   Operating earnings (loss)                    -             (890)             3,835            20,719          45,484
   Gain (loss) on disposition             (11,903)          (6,958)                 -           101,046               -
                                     ------------       ----------         ----------        ----------      ----------

   Earnings                               (11,903)          (7,848)             3,835           121,765          45,484
                                     ------------       ----------         ----------        ----------      ----------

Net earnings                        $      29,753      $    42,422        $    44,491       $   153,830     $    65,417
                                     ============       ==========         ==========        ==========      ==========

Basic earnings (loss) per share
of common stock
Continuing operations               $        1.78      $      2.17        $      1.73       $      1.16     $       .64
Discontinued operations                     (0.51)            (.34)               .16              4.41            1.45
                                     ------------       ----------         ----------        ----------      ----------

Net earnings                        $        1.27      $      1.83        $      1.89       $     5.57      $      2.09
                                     ============       ==========         ==========        ==========      ==========

Diluted earnings (loss) per share
of common stock
Continuing operations               $        1.76      $      2.11        $      1.68       $      1.14     $       .63
Discontinued operations                     (0.50)            (.33)               .16              4.32            1.43
                                     ------------       ----------         ----------        ----------      ----------

Net earnings                        $        1.26      $      1.78        $      1.84       $      5.46     $      2.06
                                     ============       ==========         ==========        ==========      ==========

Cash dividends per common share     $        .50       $       .48        $       .47       $      .45      $       .44
                                                                           December 31
                                    --------------------------------------------------------------------------------------
                                         2000                1999              1998             1997             1996
                                         ----                ----              ----             ----             ----
Total assets                        $   1,059,176      $ 1,063,986        $   736,570       $   682,789     $   845,199

Long-term debt                            316,372          351,251            131,203           100,972         238,446

Total stockholders' equity                448,395          431,084            401,093           399,705         424,639

--------------------------------------------------------------------------------------------------------------------------

1    The company has accounted for the fiberglass piping, liquid and dry bulk storage and automotive businesses as discontinued operations in the consolidated financial statements. On December 8, 2000, the company sold its fiberglass piping business and on January 10, 2001, the company sold its liquid and dry bulk storage business. On
     April 18, 1997, the company sold its automotive products business, exclusive of its Mexican automotive affiliate, and on October 1, 1997, the company sold its 40 percent interest in its Mexican affiliate. See Note 3 to the consolidated financial statements which appears elsewhere herein.

2    On August 2, 1999, the company acquired the assets of MagneTek, Inc.'s domestic electric motor business and six wholly owned foreign subsidiaries for $244.6 million. See Note 2 to the consolidated financial statements included elsewhere herein.

3    On July 1, 1998, the company acquired certain assets of General Electric Company's domestic compressor motor business for $125.6 million. See Note 2 to the consolidated financial statements included elsewhere herein.

4    On March 31, 1997, the company acquired UPPCO, Incorporated, a manufacturer of subfractional C-frame electric motors, for $60.9 million.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

FINANCIAL REVIEW
A. O. Smith Corporation recorded earnings from continuing operations of $41.7 million or $1.76 per share in 2000 compared with $50.3 million or $2.11 per share in 1999. The Electric Motor Technologies and Water Systems Technologies segments established new sales records in 2000, and the Water Systems Technologies segment achieved record earnings. Details of individual segment performance will be discussed later in the section.

Working capital for continuing operations at December 31, 2000 was $213.0 million compared with $209.8 million and $140.0 million at December 31, 1999 and 1998, respectively. The modest increase in 2000 was due to higher inventories as a result of weaker HVAC markets. The increase to working capital in 1999 was due to the acquisition of the assets associated with MagneTek's worldwide motor operations and higher inventory in anticipation of customer demand in the first quarter 2000 at Electric Motor Technologies.

Capital expenditures were $40.5 million in 2000 versus $32.8 million in 1999 and $18.5 million in 1998. The increase in capital spending during 2000 and 1999 occurred in the company's electric motors operation. The company is projecting 2001 capital expenditures of approximately $40 to $45 million. Cash flow during 2001 is expected to adequately cover these capital expenditures.

Long-term debt decreased $34.9 million from $351.3 million at December 31, 1999, to $316.4 million at December 31, 2000. Likewise, the company's leverage, as measured by total debt to total capital, fell to 42.2 percent at the end of 2000 compared with 45.6 percent at the end of 1999. In 2000, the company renewed its $100 million, 364-day revolving credit facility with a group of nine banks. Barring any acquisitions, the company expects the combination of 2001 cash flow and the proceeds from the divestiture of its Engineered Storage Products business will result in a significantly lower leverage ratio at the end of 2001.

A. O. Smith Corporation has paid dividends for 61 consecutive years. The company paid a total of $.50 per share in 2000 versus $.48 per share in 1999.

RESULTS OF OPERATIONS
Sales from continuing operations in 2000 were $1.25 billion, surpassing 1999 sales of $1.07 billion by $178 million or 17 percent. The increase in sales resulted from an additional seven months of sales from the August 1999 acquisition of MagneTek motors, or approximately $190 million; and a near doubling, or an additional $12 million in sales, from the company's Chinese water heater operation. These increases were partially offset by lower sales in the company's underlying electric motor business, compared with 1999. Sales in 1999 increased by $270 million compared with 1998, with $210 million of that increase attributable to electric motor acquisitions in 1998 and 1999. In addition, $13 million of the increase in 1999 was due to the inclusion of sales from the Chinese water heater operation, which became wholly owned in December 1998.

The company's gross profit margin for 2000 was 19.9 percent, compared with 21.6 percent and 22.2 percent achieved in 1999 and 1998, respectively. The decline in gross margin over the three-year period was due largely to the aforementioned acquisitions, and the inclusion of the Chinese water heater operation, all of which carried lower margins compared with their respective base businesses. The gross margin in 2000 was also adversely affected by less favorable cost absorption associated with declining volumes in the latter half of the year.

Sales in the Electric Motor Technologies segment in 2000 increased $167 million or 23 percent to $902 million from 1999 sales of $735 million. Sales in 1998 were $487 million. The incremental seven months of ownership of the MagneTek motor business in 2000 added approximately $190 million in sales. Excluding MagneTek, sales in the underlying motor business declined 5 percent due mostly to a reduction in demand from heating and air conditioning customers confronted with record levels of finished product inventory. Most of the sales increase from 1998 to 1999 was the result of the August 1999 MagneTek motor acquisition, coupled with a full year of sales from the July 1998 acquisition of General Electric's compressor motor business. Sales in 1999 also benefited from favorable market conditions for fractional and hermetic motors for heating, ventilating and air conditioning applications.

Earnings for the Electric Motor Technologies segment in 2000 were $75.5 million or $3.4 million lower than 1999 operating earnings of $78.9 million. Earnings in 1998 were $56.5 million. The decline in earnings from 1999 to 2000 was due primarily to the previously mentioned high level of air conditioning inventories, which adversely affected demand in the last half of the year. Margins were adversely affected by under-absorbed costs associated with significant reductions in manufacturing volumes. The 40 percent increase in earnings from 1998 to 1999 resulted primarily from the higher sales volume due to acquisitions and growth in the underlying electric motor business.

Sales for Water Systems Technologies increased approximately three percent from $335 million in 1999 to $346 million in 2000. Sales in 1998 were $313 million. The increase in 2000 sales was attributable to the Chinese water heater operation where sales almost doubled over 1999, contributing an additional $12 million. The increase in sales from 1998 to 1999 resulted from the inclusion of $13 million of sales from the Chinese operation, which became wholly owned in December 1998, as well as higher commercial and other international sales.

Earnings for Water Systems Technologies were $34.9 million in 2000 reflecting modest improvement over 1999 earnings of $33.8 million and resulted from improved performance in China. The earnings improvement from $30 million in 1998 to $33.8 million in 1999 was due to higher gross margins associated with favorable cost performance in 1999.

On January 21, 2000, the company announced its decision to exit the storage tank and fiberglass pipe markets, consistent with the company's strategy to expand its presence in the electric motor and water products markets and to be a consolidator in those industries. On December 8, 2000, the company sold the fiberglass piping business, operated as Smith Fiberglass Products Company to Varco International Corporation. The transaction took the form of the sale of the majority of the fiberglass piping domestic assets and the sale of the company's equity interest in its Chinese operation. On January 10, 2001, the company sold substantially all of the assets of its storage tank business, Engineered Storage Products Company, to CST Industries. The sale of these businesses will result in net after-tax proceeds of approximately $62 million. After-tax losses associated with discontinued operations amounted to $11.9 million and $7.8 million in 2000 and 1999, respectively, and consist mostly of losses associated with the disposition of these businesses. The 2000 loss also included an after-tax charge of $4 million related to revised estimates on certain claims that arose out of the sale of its automotive business in April 1997. Earnings from discontinued operations in 1998 were $3.8 million and reflect the after-tax earnings from operations of the fiberglass pipe and storage tank businesses.

Selling, general and administrative (SG&A) expense in 2000 was $154 million, $18 million more than the $136 million recorded in 1999. The increase was due to the additional SG&A associated with a full year of operating the MagneTek motor business. SG&A in 1999 increased $31 million over 1998 due to the MagneTek acquisition and the initial consolidation of the Chinese water products operation. Relative to sales, SG&A has demonstrated a modestly declining trend over the last three years.

Interest expense, net of the amount allocated to discontinued operations, was $22.1 million in 2000 compared with $12.8 million and $5.9 million in 1999 and 1998, respectively. The increases over the three-year period were due primarily to acquisition-related financings.

Amortization of intangibles has increased steadily to $6.9 million in 2000 from $5.2 million and $2.5 million in 1999 and 1998, respectively, in connection with the company's acquisitions in 1998 and 1999.

Other expense in 2000 was $0.3 million and compares with other income of $0.6 million and $2.9 million in 1999 and 1998, respectively. The reduction of income from 1998 to 1999 and recognition of expense in 2000 reflects a decrease in interest income as marketable securities were liquidated to fund the company's acquisitions.

The company's effective tax rate was 36.0 percent in 2000, 34.8 percent in 1999, and 34.7 percent in 1998. The rate increased in 2000 as a result of fewer research tax credits available in 2000 compared with 1999 and 1998.

Outlook
While the HVAC industry has reduced finished goods inventories going into the new year, it is still too early to know if market demand will materialize as the cooling season of 2001 begins. The company also believes the slowing domestic economy and diminished consumer confidence may adversely affect motor sales to the ventilation and appliance markets as well as its residential water heating business.

Consequently, the company expects first-half sales and earnings in 2001 will not reach the record levels generated during the first half of last year. A. O. Smith is projecting first quarter earnings to range between $.30 and $.40 per share and believes sales and earnings comparisons to 2000 results should improve during the second half of the year, enabling it to exceed its 2000 performance.

With the Storage & Fluid Handling divestiture concluded, the company has completed the transition begun in 1997 of making A. O. Smith into a more focused, consistently profitable business. The company now consists of two very competitive business units, and is confident it can continue to expand its size, scope, and profitability.


OTHER MATTERS

Environmental
The company's operations are governed by a number of federal, state, and local environmental laws concerning the generation and management of hazardous materials, the discharge of pollutants into the environment, and remediation of sites owned by the company or third parties. The company has expended financial and managerial resources complying with such laws. Expenditures related to environmental matters were not material in 2000 and are not expected to be material in any single year. Although the company believes that its operations are substantially in compliance with such laws and maintains procedures designed to maintain compliance, there are no assurances that substantial additional costs for compliance will not be incurred in the future. However, since the same laws govern the company's competitors, the company should not be placed at a competitive disadvantage.

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

Commodity risks include raw material price fluctuations. The company uses futures contracts to fix the cost of its expected needs with the objective of reducing price risk. Futures contracts are purchased over time periods and at volume levels which approximate expected usage. At December 31, 2000, the company had commodity futures contracts amounting to approximately $43 million of commodity purchases. A hypothetical 10 percent change in the underlying commodity price of such contracts would have a potential impact of $4.3 million. It is important to note that gains and losses from the company's futures contract activities will be offset by gains and losses in the underlying commodity purchase transactions being hedged.

In addition, the company enters into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. At December 31, 2000, the company had net foreign currency contracts outstanding of approximately $57 million. Assuming a hypothetical 10 percent movement in the respective currencies, the potential foreign exchange gain or loss associated with the change in rates would amount to $5.7 million. It is important to note that gains and losses from the company's forward contract activities will be offset by gains and losses in the underlying transactions being hedged.

The company's earnings exposure related to movements in interest rates is primarily derived from outstanding floating rate debt instruments that are determined by short-term money market rates. At December 31, 2000, the company had $219 million in outstanding floating rate debt with a weighted average interest rate of 7.0 percent at year end. A hypothetical 10 percent annual increase or decrease in the year-end average cost of the company's outstanding floating rate debt would result in a change in annual pre-tax interest expense of approximately $1.5 million.


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


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

See "Market Risk" above.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Index to Financial Statements:                                        Form 10-K
                                                                     Page Number
                                                                     -----------

 Report of Independent Auditors...............................................15

 Consolidated Balance Sheets at December 31, 2000 and 1999....................16

 For each of the three years in the period ended December 31, 2000:

     - Consolidated Statement of Earnings.....................................17

     - Consolidated Statement of Comprehensive Income.........................17

     - Consolidated Statement of Cash Flows...................................18

     - Consolidated Statement of Stockholders' Equity.........................19

 Notes to Consolidated Financial Statements................................20-36

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS

The Board of Directors and Stockholders
A. O. Smith Corporation


We have audited the accompanying consolidated balance sheets of A. O. Smith Corporation as of December 31, 2000 and 1999, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. O. Smith Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                Ernst & Young LLP

Milwaukee, Wisconsin
January 19, 2001

CONSOLIDATED BALANCE SHEETS
December 31 (dollars in thousands)
------------------------------------------------------------------------------------------------------------------
                                                                                         2000           1999
------------------------------------------------------------------------------------------------------------------
Assets
     Current Assets
     Cash and cash equivalents                                                      $   15,287      $   14,761
     Receivables                                                                       169,117         179,395
     Inventories                                                                       169,630         163,443
     Deferred income taxes                                                               7,215          11,323
     Other current assets                                                               22,199           9,300
     Net current assets - discontinued operations                                       22,651          10,405
                                                                                    ----------      ----------

     Total Current Assets                                                              406,099         388,627

     Net property, plant, and equipment                                                282,835         283,493
     Net goodwill and other intangibles                                                244,821         251,085
     Prepaid pension                                                                    81,958          64,281
     Other assets                                                                       25,970          24,709
     Net long-term assets - discontinued operations                                     17,493          51,791
                                                                                    ----------      ----------

                           Total Assets                                             $1,059,176      $1,063,986
                                                                                    ==========      ==========

Liabilities
------------------------------------------------------------------------------------------------------------------
     Current Liabilities
     Trade payables                                                                 $   91,780      $   81,221
     Accrued payroll and benefits                                                       27,388          32,272
     Accrued liabilities                                                                26,865          27,301
     Product warranty                                                                   11,574          10,847
     Income taxes                                                                        1,695           7,170
     Long-term debt due within one year                                                 11,129           9,629
                                                                                    ----------      ----------

     Total Current Liabilities                                                         170,431         168,440

     Long-term debt                                                                    316,372         351,251
     Product warranty                                                                   17,631          17,475
     Post-retirement benefit obligation                                                 18,012          18,523
     Deferred income taxes                                                              62,122          48,675
     Other liabilities                                                                  26,213          28,538
                                                                                    ----------      ----------

                           Total Liabilities                                           610,781         632,902
     Commitments and contingencies (Notes 7 and 12)

Stockholders' Equity
------------------------------------------------------------------------------------------------------------------
     Preferred Stock                                                                         -               -
     Class A Common Stock (shares issued 8,722,720 and 8,722,920)                       43,614          43,615
     Common Stock (shares issued 23,826,642 and 23,826,442)                             23,827          23,826
     Capital in excess of par value                                                     53,521          53,026
     Retained earnings                                                                 549,237         531,204
     Accumulated other comprehensive loss                                               (5,438)         (3,238)
     Treasury stock at cost                                                           (216,366)       (217,349)
                                                                                    ----------      ----------

                           Total Stockholders' Equity                                  448,395         431,084
                                                                                    ----------      ----------

                           Total Liabilities and Stockholders' Equity               $1,059,176      $1,063,986
                                                                                    ==========      ==========

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF EARNINGS
Years ended December 31 (dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------------------------------------------
                                                                         2000           1999             1998
-------------------------------------------------------------------------------------------------------------------
Continuing Operations
     Net sales                                                        $1,247,945      $1,070,339        $800,803
     Cost of products sold                                               999,821         839,572         623,173
                                                                      ----------      ----------        --------
     Gross profit                                                        248,124         230,767         177,630
     Selling, general, and administrative expenses                       153,695         136,304         105,214
     Interest expense                                                     22,102          12,821           5,914
     Amortization of intangibles                                           6,932           5,162           2,514
     Other (income) expense - net                                            307            (612)         (2,933)
                                                                      ----------      ----------        --------
                                                                          65,088          77,092          66,921
     Provision for income taxes                                            23,432         26,822          23,189
                                                                      ----------      ----------        --------
      Earnings before equity in loss
         of joint venture                                                 41,656          50,270          43,732
     Equity in loss of joint venture                                           -               -          (3,076)
                                                                      ----------      ----------        --------

Earnings from Continuing Operations                                       41,656          50,270          40,656

Discontinued Operations
     Earnings (loss) from discontinued operations less related income tax
         (benefit) 2000 - $(7,772), 1999 - $(5,017),
         and 1998 - $2,020                                               (11,903)         (7,848)          3,835
                                                                      ----------      ----------        --------

Net Earnings                                                          $   29,753      $   42,422        $ 44,491
                                                                      ==========      ==========        ========
Basic Earnings (Loss) Per Share of Common Stock
     Continuing Operations                                                 $1.78           $2.17           $1.73
     Discontinued Operations                                                (.51)           (.34)            .16
                                                                          ------          ------          ------
     Net Earnings                                                          $1.27           $1.83           $1.89
                                                                            ====            ====            ====
Diluted Earnings (Loss) Per Share of Common Stock
     Continuing Operations                                                 $1.76           $2.11           $1.68
     Discontinued Operations                                                (.50)           (.33)            .16
                                                                          ------          ------          ------
     Net Earnings                                                          $1.26           $1.78           $1.84
                                                                            ====            ====           ====
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Years ended December 31 (dollars in thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                         2000             1999           1998
-------------------------------------------------------------------------------------------------------------------
Net earnings                                                          $   29,753      $   42,422        $ 44,491
Foreign currency translation adjustments                                  (2,200)         (1,750)             91
                                                                      ----------      ----------        --------

Comprehensive Income                                                  $   27,553      $   40,672        $ 44,582
                                                                      ==========      ==========        ========

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Years ended December 31 (dollars in thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                         2000           1999             1998
-------------------------------------------------------------------------------------------------------------------
Continuing
Operating Activities
     Earnings from continuing operations                              $   41,656      $   50,270        $ 40,656
     Adjustments to reconcile earnings from continuing
         operations to cash provided by operating activities:
           Depreciation                                                   36,582          30,769          22,952
           Amortization                                                    8,477           6,546           3,514
           Equity in loss of joint venture                                     -               -           3,076
           Net change in current assets and liabilities                   (2,707)        (27,378)         (7,543)
           Net change in noncurrent assets and liabilities                (9,073)        (11,481)          1,769
           Other                                                           1,680             856           1,198
                                                                      ----------      ----------        --------

Cash Provided by Operating Activities                                     76,615          49,582          65,622

Investing Activities
     Acquisition of businesses                                                 -        (244,592)       (126,273)
     Capital expenditures                                                (40,516)        (32,807)        (18,511)
     Investment in joint venture                                               -               -          (7,224)
     Other                                                                (1,439)         (1,767)         (1,705)
                                                                      ----------      ----------        --------

Cash Used in Investing Activities                                        (41,955)       (279,166)       (153,713)

 Financing Activities
     Long-term debt incurred                                                   -         229,677          30,028
     Long-term debt retired                                              (33,379)         (4,629)         (5,590)
     Purchase of treasury stock                                                -          (2,773)        (33,288)
     Net proceeds from common stock and option activity                      816           1,149             271
     Dividends paid                                                      (11,720)        (11,172)        (11,051)
                                                                      ----------      ----------        --------

Cash Provided by (Used in) Financing Activities                          (44,283)        212,252         (19,630)

Cash Flow Provided by (Used in) Discontinued Operations                   10,149          (5,573)           (509)
                                                                      ----------      ----------        --------

     Net increase (decrease) in cash and cash equivalents                    526         (22,905)       (108,230)
     Cash and cash equivalents--beginning of year                         14,761          37,666         145,896
                                                                      ----------      ----------        --------

Cash and Cash Equivalents--End of Year                                $   15,287      $   14,761        $ 37,666
                                                                      ==========      ==========        ========

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years ended December 31 (dollars in thousands)
------------------------------------------------------------------------------------------------------------------
                                                                          2000            1999            1998
------------------------------------------------------------------------------------------------------------------
Class A Common Stock
Balance at beginning of year                                          $   43,615      $   43,688       $  43,782
Conversion of Class A Common Stock                                            (1)            (73)            (94)
                                                                      -----------     ----------       ---------
Balance at end of year                                                $   43,614      $   43,615       $  43,688
                                                                      ----------      ----------       ---------

Common Stock
Balance at beginning of year                                          $   23,826      $   23,812       $  23,793
Conversion of Class A Common Stock                                             1              14              19
                                                                      ----------      ----------       ---------
Balance at end of year                                                $   23,827      $   23,826       $  23,812
                                                                      ----------      ----------       ---------

Capital in Excess of Par Value
Balance at beginning of year                                          $   53,026      $   51,121       $  50,020
Conversion of Class A Common Stock                                             -              59              75
Exercise of stock options                                                    (84)           (182)            344
Tax benefit from exercise of stock options                                   404           1,797             168
Stock incentives and directors' compensation                                 175             231             561
Other                                                                          -               -             (47)
                                                                      ----------      ----------       ----------
Balance at end of year                                                $   53,521      $   53,026       $  51,121
                                                                      ----------      ----------       ---------

Retained Earnings
Balance at beginning of year                                          $  531,204      $  499,954       $ 466,514
Net earnings                                                              29,753          42,422          44,491
Cash dividends on common stock                                           (11,720)        (11,172)        (11,051)
                                                                      -----------     ----------       ---------
Balance at end of year                                                $  549,237      $  531,204       $ 499,954
                                                                      ----------      ----------       ---------

Accumulated Other Comprehensive Loss
Balance at beginning of year                                          $   (3,238)     $   (1,488)      $  (1,579)
Foreign currency translation adjustments                                  (2,200)         (1,750)             91
                                                                      ----------      ----------       ---------
Balance at end of year                                                $   (5,438)     $   (3,238)      $  (1,488)
                                                                      ----------      ----------       ---------

Treasury Stock
Balance at beginning of year                                          $ (217,349)     $ (215,994)      $(182,825)
Purchase of treasury stock                                                     -          (2,773)        (33,497)
Exercise of stock options                                                    901           1,330             183
Stock incentives and directors' compensation                                  82              88             145
                                                                      ----------      ----------       ---------
Balance at end of year                                                $ (216,366)     $ (217,349)      $(215,994)
                                                                      ----------      ----------       ---------

Total Stockholders' Equity                                            $  448,395      $  431,084       $ 401,093
                                                                      ==========      ==========       =========

See accompanying notes which are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Significant Accounting Policies

Organization. A. O. Smith Corporation is a manufacturer serving customers worldwide. The company's major product lines include fractional and integral horsepower Alternating Current (A/C), Direct Current (D/C) and hermetic electric motors, as well as residential and commercial water heaters. The company's products are manufactured and marketed primarily in North America. Electric motors are sold principally to original equipment manufacturers. Water heaters are distributed principally through a diverse network of plumbing wholesalers.

Consolidation and basis of presentation. The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. As discussed in Note 3, the company's fiberglass piping systems and liquid and dry storage systems are classified as discontinued operations.

Investment in joint ventures. In December 1998 and January 1999, the company bought out its partner in its water heater joint venture and its partner in its fiberglass piping joint venture, both in the People's Republic of China, and accordingly, the company consolidated these entities since the acquisition dates. The fiberglass piping joint venture is classified as a discontinued operation (see note 3).

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

Fair values. The carrying amounts of cash and cash equivalents, receivables, trade payables, and long-term debt approximated fair value as of December 31, 2000 and 1999.

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

Property, plant, and equipment. Property, plant, and equipment are stated at cost. Depreciation is computed primarily by the straight-line method. The estimated service lives used to compute depreciation are generally 25 to 50 years for buildings and 5 to 20 years for equipment. Maintenance and repair costs are expensed as incurred.

Goodwill and other intangibles. Goodwill and other intangibles are stated at cost and are amortized on a straight-line basis over the estimated periods benefited ranging from 5 to 40 years.

December 31 (dollars in thousands)                         2000        1999
-------------------------------------------------------------------------------
Goodwill, at cost                                    $  248,925   $ 248,257
Other intangibles, at cost                               11,424      11,424
                                                         ------   ---------
                                                        260,349     259,681
Less accumulated amortization                            15,528       8,596
                                                     ----------   ---------
                                                     $  244,821   $ 251,085
                                                      =========    ========

Impairment of long-lived and intangible assets. Property, plant, equipment, goodwill, and other intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.

Derivative instruments. The company enters into futures contracts to fix the cost of certain raw material purchases, principally copper, with the objective of minimizing changes in inventory cost due to market price fluctuations. Through December 31, 2000 differences between the company's fixed price and current market prices are included as part of the inventory cost when the contracts mature. Beginning January 1, 2001, upon adoption of Statement of Financial Accounting Standard (SFAS) No. 133 as amended by SFAS No. 138, the effective portion of the gain or loss on the futures contract is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the inventory is sold. The remaining gain or loss on the futures contract, if any, is recognized in current earnings during the period of changes. As of December 31, 2000, the company had contracts covering the majority of its expected copper requirements for 2001. These futures contracts limit the impact from both favorable and unfavorable price changes.

The company and its subsidiaries conduct business in various foreign currencies. To minimize the effect of fluctuating foreign currencies on its income, the company enters into foreign currency forward contracts. The contracts are used to hedge known foreign currency transactions on a continuing basis for periods consistent with the company's exposures. Beginning January 1, 2001, upon adoption of SFAS No. 133 as amended by SFAS No. 138, the effective portion of the gain or loss on the foreign currency forward contract is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining gain or loss on the futures contract, if any, is recognized in current earnings during the period of changes.

The company does not engage in speculation. The difference between market and contract rates is recognized in the same period in which gains or losses from the transactions being hedged are recognized. The contracts, which are executed with major financial institutions, generally mature within one year with no credit loss anticipated for failure of the counterparties to perform.

The following table summarizes, by currency, the contractual amounts of the company's forward exchange contracts.

December 31 (dollars in thousands)          2000                 1999
-------------------------------------------------------------------------------
                           Buy              Sell            Buy           Sell
                       -----------      ------------    ----------     -------

  U.S. dollar          $    1,840       $  12,400       $   1,400      $ 8,100
  British pound             1,515           1,532             477        1,391
  Hungarian forint          3,135               -               -            -
  Mexican peso             64,901               -          35,516            -
                        ---------        --------        --------       ------
        Total          $   71,391       $  13,932       $  37,393      $ 9,491
                        =========          ======        ========       ======

The forward contracts in place at December 31, 2000, amounted to approximately 75 percent of the company's 2001 anticipated foreign currency requirements.

Revenue recognition. The company recognizes revenue upon transfer of title of product, generally upon shipment to the customer.

Compensated absences. In the second quarter, the company changed its vacation policy for certain employees so that vacation pay is earned ratably throughout the year. The accrual for compensated absences was reduced by $2.3 million to eliminate vacation pay no longer required to be accrued under the current policy.

Research and development. Research and development costs are charged to operations as incurred and amounted to $24.5, $23.9, and $19.4 million for continuing operations during 2000, 1999, and 1998, respectively.

Environmental costs. The company accrues for losses associated with environmental obligations when such losses are probable and reasonably estimable. Costs of estimated future expenditures are not discounted to their present value. Recoveries of environmental costs from other parties are recorded as assets when their receipt is considered probable. The accruals are adjusted as facts and circumstances change.

Earnings per share of common stock. The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

                                                  2000       1999       1998
-------------------------------------------------------------------------------
Denominator for basic earnings per share--
   weighted-average shares                      23,396,210 23,220,813 23,583,790
Effect of dilutive stock options                   294,932    566,540    600,114
                                                ---------- ---------- ----------
Denominator for diluted earnings per share      23,691,142 23,787,353 24,183,904
                                                ========== ========== ==========

Reclassification. Certain amounts in the 1999 and 1998 financial statements, as previously reported, have been reclassified to conform to the 2000 presentation. Sales and cost of products sold have been increased to reflect a reclassification of gross freight costs. In addition, product research and development expenses have been reclassified from cost of products sold to selling, general, and administrative expenses.

New accounting standards. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the Statement), which was amended by SFAS No. 138. This new standard became effective for the company on January 1, 2001, and will require the company to recognize all derivatives in the balance sheet at fair value. Any fair value changes will be recorded in net income or comprehensive income.

The initial adoption of this statement will not have a material effect on the company's net earnings or statement of position.

2.  Acquisitions

On August 2, 1999, the company acquired the assets of MagneTek, Inc.'s (MagneTek) domestic electric motor business and six wholly owned foreign subsidiaries for $244.6 million. On July 1, 1998, the company acquired certain assets of General Electric Company's domestic compressor motor business (Scottsville) for $125.6 million. Both of the acquisitions were accounted for using the purchase method of accounting, and accordingly, the financial statements include the operating results of the acquired businesses from their respective dates of acquisition. The purchase prices have been allocated to the assets acquired and the liabilities assumed based upon their respective fair values at the date of acquisition. The excess of the purchase prices over the fair values of net assets acquired, $104.3 and $92.6 million for MagneTek and Scottsville, respectively, have been recorded as goodwill. Other intangibles acquired in connection with the MagneTek and Scottsville acquisitions, including assembled workforce, customer list, patents, and trademarks, were assigned fair values aggregating $11.4 million and are being amortized over periods of 5 to 30 years.

In connection with the MagneTek acquisition, additional purchase liabilities of $17.9 million were recorded which included employee severance and relocation, as well as certain facility exit costs. Costs incurred and charged against the liability to date totaled $3.6 million. The company estimates that approximately $10.0 million of the reserved liability will be expended during fiscal 2001.

The company purchased its partner's interest in its water systems joint venture in China December 1998. The excess of the consideration, including the distribution to the partner of certain inventories and equipment over the fair values of the assets acquired, amounted to $5.3 million and has been recorded as goodwill.

On a pro forma basis, the unaudited consolidated results from continuing operations assuming the acquisition of MagneTek occurred on January 1, 1999, follows:

Years ended December 31 (dollars in thousands)               1999
-----------------------------------------------------------------------------
Net sales                                              $1,306,566
Earnings                                                   42,379
Earnings per share:
  Basic 1.83
  Diluted                                                    1.78

The pro forma results have been prepared for informational purposes only and include adjustments to depreciation expense of acquired plant and equipment, amortization of goodwill, increased interest expense on acquisition debt, and certain other adjustments, together with related income tax effects of all such adjustments. Anticipated efficiencies from the consolidation of certain manufacturing and commercial activities and anticipated lower material costs related to the consolidation of purchasing have been excluded from the pro forma operating results. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchases been made as of the beginning of the periods presented or of the results of operations that may occur in the future.

3.  Divestitures and Discontinued Operations

On January 17, 2000, the company, with the approval of its Board of Directors, decided to divest the company's fiberglass piping and liquid and dry bulk storage businesses. Net sales of the fiberglass piping and liquid and dry storage businesses were $129.3, $118.6, and $144.0 million in fiscal 2000, 1999, and 1998, respectively.

On December 8, 2000, the company sold the fiberglass piping business, operated as Smith Fiberglass Products Company. The transaction took the form of the sale of the majority of the fiberglass piping domestic assets, and the sale of the company's equity interest in its China operations. In addition, the company sold its Engineered Storage Products Company on January 10, 2001. Both transactions are subject to final purchase price adjustments. When finalized, the after-tax cash proceeds are expected to approximate $62 million. The company recognized a combined after-tax loss on the sales of approximately $7.9 million (net of tax benefit of $5.2 million) in fiscal 2000. In fiscal 1999, the company recognized after-tax loss from operations of $0.9 million (net of a tax benefit of $0.5 million) and an after-tax loss on sale of $7.0 million (net of tax benefit of $4.5 million). Discontinued after tax earnings from operations were $3.8 million in 1998 (net of income taxes of $2.0 million). Certain expenses have been allocated to the operations of the discontinued businesses, including interest expense, which was allocated based on the ratio of net assets of the discontinued businesses to the total consolidated capital of the company.

During 2000, the company recorded after-tax charges of $4.0 million (net of tax benefit of $2.6 million) relating to revised estimates on certain reserves and settlement of claims which arose out of the sale of its automotive business in April 1997.

The components of the net assets of discontinued operations included in the consolidated balance sheets are as follows:

December 31 (dollars in thousands)                     2000            1999
------------------------------------------------------------------------------
Current Assets
  Receivables                                    $    25,915      $    23,644
  Inventories                                          4,138           11,636
  Other current assets                                 8,737            5,048
  Trade payables                                      (3,090)          (6,410)
  Accrued payroll and benefits                        (2,908)          (5,410)
  Other                                              (10,141)         (18,103)
                                                    --------        ----------
Net current assets                               $    22,651      $    10,405
                                                  ==========       ==========

Long-Term Assets
  Net property, plant, and equipment             $    18,266      $    47,376
  Other assets                                         5,130           14,724
  Long-term liabilities                               (5,903)         (10,309)
                                                  -----------      ----------
Net long-term assets                             $    17,493      $    51,791
                                                  ==========       ==========

4.  Statement of Cash Flows

Supplemental cash flow information is as follows:

Years ended December 31 (dollars in thousands)                        2000               1999             1998
----------------------------------------------------------------------------------------------------------------
Change in current assets and liabilities:
  Receivables                                                    $   10,278        $    (7,726)     $     3,068
  Inventories                                                        (6,187)           (20,158)         (10,190)
  Other current assets                                              (10,740)            (3,655)            (922)
  Trade payables                                                     10,559              6,654           (5,855)
  Accrued liabilities, including payroll and benefits                (3,091)            (1,979)           6,614
  Income taxes                                                       (3,526)              (514)            (258)
                                                                  ----------        ----------       -----------
                                                                 $   (2,707)       $   (27,378)     $    (7,543)
                                                                  ==========        ==========       ===========

5.   Inventories

December 31 (dollars in thousands)                     2000             1999
------------------------------------------------------------------------------
Finished products                                $   109,702      $    99,335
Work in process                                       37,186           40,197
Raw materials                                         40,191           41,997
Supplies                                                 860            1,322
                                                  ----------       ----------
Inventories, at FIFO cost                            187,939          182,851
Allowance to state inventories at LIFO cost           18,309           19,408
                                                  ----------       ----------
                                                 $   169,630      $   163,443
                                                  ==========       ==========
6.   Property, Plant, and Equipment

December 31 (dollars in thousands)                     2000             1999
------------------------------------------------------------------------------
Land    $                                              6,690         $  6,690
Buildings                                             99,888           91,417
Equipment                                            435,440          420,634
                                                  ----------       ----------
                                                     542,018          518,741
Less accumulated depreciation                        259,183          235,248
                                                  ----------       ----------
                                                 $   282,835      $   283,493
                                                  ==========       ==========

In 2000 and 1999, there was no capitalized interest on borrowed funds during construction within the company's continuing operations. Capitalized interest was $1.5 million in 1998.

7.   Long-Term Debt and Lease Commitments

December 31 (dollars in thousands)                                                      2000             1999
-------------------------------------------------------------------------------------------------------------------
Bank credit lines, average year-end interest rate of
   6.6 % for 2000 and 6.1% for 1999                                                $    37,770      $    19,944

Commercial paper, average year-end interest rate of
  7.1% for 2000 and 6.3% for 1999                                                      124,945          134,522

Revolver borrowings, average year-end interest rate of
  7.2% for 2000 and 6.9% for 1999                                                       50,000           82,000

Long-term notes with insurance companies, expiring through
  2018, average year-end interest rate of 7.0% for 2000 and 1999                       102,286          106,914

Other notes, expiring through 2012, average year-end
  interest rate of 4.5 % for 2000 and 4.7% for 1999                                     12,500           17,500
                                                                                    ----------       ----------
                                                                                       327,501          360,880
Less amount due within one year                                                         11,129            9,629
                                                                                    ----------       ----------
                                                                                   $   316,372      $   351,251
                                                                                    ==========       ==========

The company has a $350 million revolving credit agreement with a group of nine banks of which $100 million expires July 27, 2001, and $250 million expires August 2, 2004. At its option, the company maintains either cash balances or pays fees for bank credit and services.

The company's credit agreement and term notes contain certain conditions and provisions which restrict the company's payment of dividends. Under the most restrictive of these provisions, retained earnings of $62.3 million were unrestricted as of December 31, 2000.

Borrowings under the bank credit lines and in the commercial paper market are supported by the long-term portion of the revolving credit agreement, and accordingly, such borrowings have been classified as long-term. It has been the company's practice to renew or replace the revolving credit agreement so as to maintain the availability of debt on a long-term basis and to provide 100 percent backup for its borrowings in the commercial paper market.

Long-term debt, maturing within each of the five years subsequent to December 31, 2000, is as follows: 2001-$11.1; 2002-$13.3; 2003-$11.7; 2004-$8.6;
2005-$8.6 million.

Future minimum payments under noncancelable operating leases for continuing operations total $52.5 million and are due as follows: 2001-$10.3; 2002-$8.5; 2003-$7.8; 2004-$6.6; 2005-$4.8; and thereafter-$14.5 million. Rent expense for continuing operations, including payments under operating leases, was $18.3, $15.3, and $12.9 million in 2000, 1999, and 1998, respectively.

Interest paid by the company for continuing and discontinued operations, was $24.6, $13.8, and $6.4 million in 2000, 1999, and 1998, respectively.

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

During 2000, 1999, and 1998, 200, 14,655, and 19,914 shares, respectively, of
Class A Common Stock were converted into Common Stock. Regular dividends paid on the Class A Common and Common Stock amounted to $.50, $.48, and $.47 per share in 2000, 1999, and 1998, respectively.

On January 27, 1997, the company's board of directors approved the repurchase of up to 3 million shares of Common Stock. On June 10, 1997, and December 9, 1997, the board authorized the repurchase of up to $80 million and $50 million, respectively, of additional Common Stock. During 1999 and 1998, the company purchased 855 and 4,800 shares of Class A Common Stock and 128,396 and 1,183,650 shares of Common Stock, respectively. At December 31, 2000, 32,595 and 8,967,312 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock. At December 31, 1999, 32,595 and 9,122,640 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

9.   Stock Options

The company has two Long-Term Executive Incentive Compensation Plans for granting nonqualified and incentive stock options to key employees. The 1990 Plan has terminated except as to outstanding options. The 1999 Plan provides for the issuance of 1.5 million stock options at fair value on the date of grant. The options granted become exercisable one year from date of grant and, for active employees, expire ten years after date of grant. The number of shares available for granting of options at December 31, 2000, was 638,300.

Changes in option shares, all of which are Common Stock, were as follows:

                                                         Weighted-
                                                          Average
                                                         Per Share
                                                          Exercise                    Years Ended December 31
                                                                         ---------------------------------------------------
                                                         Price-2000             2000              1999              1998
                                                       ---------------          -----             ----              ----
Outstanding at beginning of year                            $16.57             1,979,800         2,022,900        1,883,025

Granted
   2000--$13.56 to $16.28 per share                          13.68               632,000
   1999--$29.03 per share                                                                          173,900
   1998--$18.31 to $29.83 per share                                                                                 277,350

Exercised
   2000--$4.67 to $16.33 per share                            5.76              (141,600)
   1999--$4.67 to $16.67 per share                                                                (217,000)
   1998--$5.79 to $18.33 per share                                                                                 (137,475)

Expired
   2000--$18.00 to $27.25 per share                          21.56               (21,700)
                                                                         ---------------------------------------------------

Outstanding at end of year
   (2000--$5.63 to $29.83 per share)                         12.87             2,448,500         1,979,800        2,022,900
                                                                               =========         =========        =========

Exercisable at end of year                                   14.57             1,816,500         1,805,900        1,745,550
                                                                               =========         =========        =========

During 1998, an executive elected to defer the gain related to the exercise of 107,100 options. As a result, the executive deferred the receipt of 79,870 shares of Common Stock for which the company's obligation to issue the shares is included within Stockholders' Equity.

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and exercisable at December 31, 2000:

                                                                                                                   Weighted-
                                    Options           Weighted-             Options            Weighted-            Average
                                Outstanding at         Average          Exercisable at          Average            Remaining
            Range of             December 31,          Exercise          December 31,          Exercise           Contractual
         Exercise Prices            2000                Price               2000                 Price                 Life
        ----------------        -------------         ----------        --------------         ---------          ------------
        $5.63                        206,250             $5.63              206,250             $ 5.63               1 year
        $8.67 to $13.56              756,100             12.58              151,200               8.67               8 years
        $16.28 to $18.33           1,136,300             17.28            1,109,200              16.90               6 years
        $25.25 to $29.83             349,850             28.16              349,850              28.16               8 years
                                     -------                               --------
                                   2,448,500                              1,816,500
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

Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the company's pro forma earnings and earnings per share from continuing operations would have been as follows:

Years ended December 31 (dollars in thousands,
 except per share amounts)                         2000      1999      1998
-------------------------------------------------------------------------------
Earnings:
    As reported                               $  41,656  $ 50,270  $ 40,656
    Pro forma                                    40,330    49,311    39,839
Earnings per share:
    As reported:
        Basic                                 $    1.78     $2.17     $1.73
        Diluted                                    1.76      2.11      1.68
    Pro forma:
        Basic                                      1.72      2.12      1.69
        Diluted                                    1.70      2.07      1.65


The weighted-average fair value per option at the date of grant during 2000, 1999, and 1998 using the Black-Scholes option-pricing model, was $4.73, $9.58, and $5.30, respectively. Assumptions were as follows:

                                                   2000      1999      1998
-------------------------------------------------------------------------------
Expected life (years)                               5.0       4.0       4.0
Risk-free interest rate                             5.0%      6.5%      4.6%
Dividend yield                                      2.2%      2.1%      2.1%
Expected volatility                                39.9%     38.6%     35.2%

10.  Pension and Other Post-retirement Benefits

The company provides retirement benefits for all United States employees. Plan assets consist primarily of marketable equities and debt securities. The company also has several foreign pension plans, none of which are material to the company's financial position. In addition, the company has several unfunded defined benefit post-retirement plans covering certain hourly and salaried employees which provide medical and life insurance benefits from retirement to age 65.

The following tables present the changes in benefit obligations, plan assets, funded status, and major assumptions used to determine these amounts for domestic pension and post-retirement plans and components of net periodic benefit costs including amounts for discontinued operations.

                                                            Pension Benefits                   Post-retirement Benefits
                                                  -------------------------------------     -------------------------------
Years ended December 31 (dollars in thousands)        2000               1999                   2000            1999
---------------------------------------------------------------------------------------------------------------------------
Change in benefit obligations
Benefit obligation at beginning of year           $  (530,658)       $  (527,597)           $ (17,477)       $  (16,312)
Service cost                                           (6,631)            (4,890)                (271)             (338)
Interest cost                                         (40,926)           (36,314)              (1,267)           (1,195)
Participant contributions                                   -                  -                 (264)             (261)
Plan amendments                                             -               (125)                   -                 -
Acquisitions                                                -            (33,136)                   -            (1,770)
Actuarial gains (losses) including
    assumption changes                                (23,084)            33,072                   79               152
Benefits paid                                          39,528             38,332                2,023             2,247
                                                   ----------         ----------             --------         ---------

Benefit obligation at end of year                 $  (561,771)       $  (530,658)           $ (17,177)       $  (17,477)
                                                   ==========         ==========             ========         =========

Change in plan assets
Fair value of plan assets at beginning of year    $   755,487        $   628,856            $       -        $        -
Actual return on plan assets                           21,160            134,902                    -                 -
Contribution by the company                                 -                  -                1,759             1,986
Participant contributions                                   -                  -                  264               261
Acquisitions                                                -             30,061                    -                 -
Benefits paid                                         (39,528)           (38,332)              (2,023)           (2,247)
                                                   ----------         ----------             ---------           ------

Fair value of plan assets at end of year          $   737,119        $   755,487            $       -        $        -
                                                   ==========         ==========             ========         =========

Funded status                                     $   175,348        $   224,829            $ (17,177)      $   (17,477)
Unrecognized net actuarial gain                       (97,503)          (163,361)              (1,845)           (1,848)
Unrecognized net transition asset                        (499)            (1,437)                   -                 -
Unrecognized prior service cost (credit)                4,612              4,250                 (677)             (829)
                                                   ----------         ----------             ---------        ---------

Prepaid pension asset (accrued cost)              $    81,958        $    64,281            $ (19,699)       $  (20,154)
                                                   ==========         ==========             ========         =========

Major assumptions as of December 31
Discount rate                                            7.50%              7.75%                7.50%             7.75%
Expected return on plan assets                          10.25%             10.25%                 n/a               n/a
Rate of compensation increase                            4.00%              4.00%                4.00%             4.00%

                                                      Pension Benefits                     Post-retirement Benefits
                                            --------------------------------------   ------------------------------------
Years ended December 31 (dollars in thousands)   2000         1999          1998         2000        1999          1998
-------------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost
Service cost                                $    6,631    $   4,890    $    4,368    $    271     $    338     $    194
Interest cost                                   40,926       36,314        35,761       1,267        1,195        1,026
Expected return on plan assets                 (64,854)     (56,598)      (53,100)          -            -            -
Amortization of prior service cost (credit)        559          502           346        (152)        (152)        (152)
Amortization of transition asset                  (939)        (939)         (939)          -            -            -
Amortization of net actuarial gain                   -            -             -         (82)         (59)        (162)
                                            ----------    ---------    ----------    --------     --------     --------

Defined benefit plan cost (income)          $  (17,677)   $ (15,831)   $  (13,564)   $  1,304     $  1,322     $    906
                                                                                     ========     ========     ========
Various U.S. defined contribution
    plan cost                                    3,559        5,087         4,282
                                            ----------    ---------    ----------
                                            $  (14,118)   $ (10,744)   $   (9,282)
                                            ==========    =========    ==========

Net periodic benefit cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

The company has a defined contribution profit sharing and retirement plan covering the majority of its salaried nonunion employees which provides for annual company contributions of 35 percent to 140 percent of qualifying contributions made by participating employees. The amount of the company's contribution in excess of 35 percent is dependent upon the company's profitability. In connection with the acquisition of MagneTek, the company established a defined contribution plan that provides for matching company contributions of 2 percent of the first 6 percent of qualified employee contributions up to an annual maximum contribution that is consistent with the plan provided by the previous employer.

The company does not provide post-retirement health care benefits beyond age 65. Certain hourly employees retiring after January 1, 1996, are subject to a maximum annual benefit and salaried employees hired after December 31, 1993, are not eligible for post-retirement medical benefits. As a result, a one percentage point change in the health care cost trend rate would not have a significant effect on the amounts reported. The post-retirement benefit obligation was determined using an assumed healthcare cost trend rate of 10 percent in 2000 trending down to 6 percent in 2004 and thereafter.

Accrued post-retirement benefit cost is included in the consolidated balance sheet in the accounts shown below:

December 31 (dollars in thousands)                   2000            1999
--------------------------------------------------------------------------------
Accrued liabilities                              $  1,687        $  1,631
Post-retirement benefit obligation                 18,012          18,523
                                                  -------         -------
Accrued post-retirement benefit cost             $ 19,699        $ 20,154
                                                  =======         =======

11.   Income Taxes

The components of the provision for income taxes for continuing operations consisted of the following:

Years ended December 31 (dollars in thousands)      2000      1999       1998
--------------------------------------------------------------------------------
Current:
   Federal                                     $   3,964  $ 11,810   $ 14,286
   State                                             428     2,399      1,330
   International                                   3,581     1,339        718
Deferred                                          15,459    11,274      6,855
                                                --------   -------    -------

                                               $  23,432  $ 26,822   $ 23,189
                                                ========   =======    =======

The provision for income taxes for continuing operations differs from the U.S. federal statutory rate due to the following items:

Years ended December 31                             2000      1999       1998
--------------------------------------------------------------------------------
Provision at U.S. federal statutory rate            35.0%     35.0%      35.0%
International income tax rate differential          (1.1)     (1.8)      (1.0)
State income and franchise taxes                     3.0       3.6        2.3
Research tax credits                                (0.1)     (1.8)      (1.1)
Other                                               (0.8)     (0.2)      (0.5)
                                                    ----      ----       ----

                                                    36.0%     34.8%      34.7%
                                                    ====      ====       ====

Components of earnings from continuing operations before income taxes were as follows:

Years ended December 31 (dollars in thousands)      2000      1999       1998
--------------------------------------------------------------------------------
United States                                  $  57,845  $ 76,201   $ 62,449
International                                      7,243       891      4,472
                                                --------   -------    -------

                                               $  65,088  $ 77,092   $ 66,921
                                                ========   =======    =======

Total taxes paid by the company for continuing and discontinued operations amounted to $13.1, $11.6, and $6.5 million in 2000, 1999, and 1998, respectively.

No provision for U.S. income taxes or foreign taxes has been made on the undistributed earnings of foreign subsidiaries as such earnings are considered to be permanently invested. At December 31, 2000, the undistributed earnings amounted to $36.6 million. Determination of the amount of unrecognized deferred tax liability on the undistributed earnings is not practicable. In addition, no provision or benefit for U. S. income taxes have been made on foreign currency translation gains or losses.

The tax effects of temporary differences of assets and liabilities between income tax and financial reporting for continuing operations are as follows:

December 31 (dollars in thousands)
--------------------------------------------------------------------------------
                                           2000                       1999
                                   ---------------------   ---------------------
                                    Assets   Liabilities    Assets   Liabilities
--------------------------------------------------------------------------------
Employee benefits                 $  19,261    $  33,791    $ 17,365  $  26,895
Product liability and warranty       11,814            -      10,107          -
Receivables                               -        4,697       1,022          -
Depreciation differences                  -       27,781           -     25,252
Amortization differences                  -       13,094           -      7,151
All other                                 -        6,619           -      6,548
                                   --------     --------     -------   --------

                                  $  31,075    $  85,982    $ 28,494  $  65,846
                                   ========     ========     =======   ========

Net liability                                  $  54,907              $  37,352
                                                ========               ========

These deferred tax assets and liabilities are classified in the balance sheet as current or long-term based on the balance sheet classification of the related assets and liabilities as follows:

December 31 (dollars in thousands)                     2000              1999
--------------------------------------------------------------------------------
Current deferred income tax assets                 $   7,215       $   11,323
Long-term deferred income tax liabilities            (62,122)         (48,675)
                                                    ---------       ---------

Net liability                                      $  54,907       $   37,352
                                                    ========        =========

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

On July 16, 1999, a class action lawsuit was filed in the United States District Court, Western District of Missouri, by individuals on behalf of themselves and all persons throughout the United States who have owned or currently own a water heater manufactured by Rheem Manufacturing Company, A. O. Smith Corporation, Bradford White Company, American Water Heater Company, Lochinvar Corporation, and State Industries, Inc. (the "water heater manufacturers") that contains a dip tube manufactured, designed, supplied, or sold by Perfection Corporation between August 1993 and October 1996. A dip tube is a plastic tube in a residential water heater that brings the cold water supply to the bottom area of the tank to be heated.

The plaintiffs and defendants reached a settlement of the claims of this litigation. On November 22, 1999, the United States District Court, Western District of Missouri, entered an order giving preliminary approval to the settlement. On May 1, 2000, the District Court, which oversees the dip tube class action, gave final approval to the settlement. The final order approved the remedial system provided for in the settlement agreement. The water heater manufacturers are currently funding settlement claims and employ a third-party to administer the processing of claims. The deadline for filing claims under the class action settlement agreement was December 31, 2000. All other legal actions brought against the water heater manufacturers respecting dip tube claims have been dismissed as a result of the settlement of the class action.

Separately, the water heater manufacturers on September 29, 1999, filed a direct action lawsuit in the Civil District Court for the Parish of Orleans, State of Louisiana, against Perfection Corporation and American Meter Company, the parent company of Perfection, and their insurers. This lawsuit seeks (1) recovery of damages sustained by the water heater manufacturers related to the costs of the class action settlement and the handling of dip tube claims outside of and prior to the national class action settlement, (2) damages for the liability of the water heater manufacturers assumed by Perfection Corporation by contract, and
(3) personal injuries suffered by the water heater manufacturers as a result of the disparagement of their businesses. Also relating to the water heater manufacturers' recovery efforts, the insurers of Perfection Corporation have brought third-party claims against the water heater manufacturers in a state court action in Cook County, Illinois. Perfection Corporation has also sued the water heater manufacturers in a separate action in Cook County, Illinois. The filing by Perfection Corporation is an attempt to preempt the Louisiana lawsuit.

As of December 31, 2000, the company has funded approximately $14.4 million related to dip tube repair claims, administrative costs, legal fees and related expenses. It is the company's expectation that all or a substantial portion of its costs will be recovered from the insurers of Perfection and American Meter Company, as well as the company's insurers.

The company is currently involved as a potentially responsible party ("PRP") in judicial and administrative proceedings initiated on behalf of various state and federal regulatory agencies seeking to clean up 13 sites which have been environmentally impacted and to recover costs they have incurred or will incur as to those sites. The company has also been designated a PRP with respect to a former mine in Colorado which is being environmentally remediated by the U.S. EPA. The U.S. EPA commenced a lawsuit against a former owner of a mining company involved at the site, and that former owner commenced a third-party action against the company and other parties for contribution. In the first quarter of 2001, the U.S. EPA and the former owner settled their respective claims against each other, and upon final approval of the settlement, both parties will dismiss their claims against each other. However, the former owner indicated he intends to continue to pursue his contribution claim against the company. Following notice of that settlement, the State of Colorado gave notice that it intends to commence a legal action against the company to recover the remediation and oversight costs it incurred at the site. The U.S. EPA has indicated that it does not intend to pursue any claims against the company with respect to this site. The company believes it has very good defenses to the claims of the former owner and any potential claims that may be brought by the State of Colorado.

It is impossible at this time to estimate the total cost of remediation for the sites or the company's ultimate share of those costs, primarily because the sites are in various stages of the remediation process and issues remain open at many sites concerning the selection and implementation of the final remedy, the cost of that remedy, and the company's liability at a site relative to the liability and viability of the other PRPs.

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

With respect to non-environmental claims, the company has self-insured a portion of its product liability loss exposure and other business risks for many years. The company has established reserves which it believes are adequate to cover incurred claims. For the year ended December 31, 2000, the company had $75 million of third-party product liability insurance for individual losses in excess of $1.5 million and for aggregate annual losses in excess of $10 million. The company reevaluates its exposure on claims periodically and makes adjustments to its reserves as appropriate.

13.  Operations by Segment

The company has two reportable segments: Electric Motor Technologies and Water Systems Technologies. The Electric Motor Technologies segment manufactures fractional and integral Alternating Current (A/C) and Direct Current (D/C) motors used in fans and blowers in furnaces, air conditioners, and ventilating systems; industrial applications such as material handling; as well as in other consumer products such as home appliances and jet pump motors sold to manufacturers of home water systems, swimming pools, hot tubs, and spas. In addition, the Electric Motor Technologies segment manufactures hermetic motors which are sold worldwide to manufacturers of compressors used in air conditioning and refrigeration systems. The Water Systems Technologies segment manufactures residential gas and electric water heaters as well as commercial water heating equipment used in a wide range of applications including hotels, laundries, car washes, factories, and large institutions. In addition, the Water Systems Technologies segment manufactures copper tube boilers used in large-volume hot water and hydronic heating applications.

The accounting policies of the reportable segments are the same as those described in the "Summary of Significant Accounting Policies" outlined in Note
1. Intersegment sales have been excluded from segment revenues and are immaterial. Earnings before interest and taxes is used to measure the performance of the segments and allocate resources.

Operations by segment
                                                               Earnings before
                                                               Interest and Taxes                      Net Sales
                                                        --------------------------------  -----------------------------------
Years ended December 31 (dollars in millions)                2000       1999       1998        2000        1999      1998
-----------------------------------------------------------------------------------------------------------------------------
Electric Motor Technologies                               $  75.5    $  78.9    $  56.5  $    902.4   $   735.0   $ 487.4
Water Systems Technologies                                   34.9       33.8       30.0       345.5       335.3     313.4
                                                           ------    -------     ------   ---------    --------    ------

Total Segments                                              110.4      112.7       86.5  $  1,247.9   $ 1,070.3   $ 800.8
                                                                                          =========    ========    ======
Corporate Expense                                           (23.2)     (22.8)     (18.7)
Interest Expense                                            (22.1)     (12.8)      (5.9)
                                                           ------     ------     ------
Earnings from Continuing Operations
   before Income Taxes                                       65.1       77.1       61.9
Provision for Income Taxes                                  (23.4)     (26.8)     (21.2)
                                                           ------     ------     ------
Earnings from Continuing Operations                       $  41.7    $  50.3    $  40.7
                                                           ======     ======     ======

Net sales of the Electric Motor Technologies segment includes sales to York International Corporation of $182.9, $191.3, and $131.8 million in 2000, 1999, and 1998, respectively.

Assets, depreciation, and capital expenditures by segment

                                                                  Depreciation and                  Capital
                                                                    Amortization                   Expenditures
                                         Total Assets               (Years ended                  (Years ended
                                         (December 31)               December 31)                   December 31)
------------------------------------------------------------------------------------------------------------------------
(dollars in millions)            2000      1999      1998         2000    1999     1998        2000     1999     1998
------------------------------------------------------------------------------------------------------------------------
Electric Motor Technologies    $  700.6  $  705.1    $ 378.5    $  34.7  $  27.3  $18.8      $ 35.6   $ 27.0   $ 14.0

Water Systems Technologies        182.8     177.4      168.1        9.0      8.8    6.7         4.6      5.6      4.2
                               --------  --------    -------     ------   ------   ----       -----    -----   ------

Total Segments                    883.4     882.5      546.6       43.7     36.1   25.5        40.2     32.6     18.2

Corporate Assets                  135.7     119.3      125.5        1.3      1.2    1.0         0.3      0.2      0.3

Discontinued Operations            40.1      62.2       64.5        5.6      5.3    4.7         1.5      5.1      9.4
                               --------  --------    -------     ------   ------   ----       -----    -----   ------

Total                          $1,059.2  $1,064.0    $ 736.6    $  50.6  $  42.6  $31.2      $ 42.0   $ 37.9   $ 27.9
                               ========  ========    =======     ======   ======   ====       =====    =====   ======

Corporate assets consist primarily of cash and cash equivalents, deferred taxes, and prepaid pension.

Net sales and long-lived assets by geographic location

The following data by geographic area includes net sales based on product shipment destination and long-lived assets based on physical location. Long-lived assets include net property, plant, equipment, prepaid pension, and other long-term assets and exclude intangible assets and long-lived assets of discontinued operations.

                                   Long-Lived Assets                                                   Net Sales
                            -------------------------------                             ---------------------------------
(dollars in millions)          2000     1999       1998          (dollars in millions)       2000       1999         1998
---------------------------------------------------------         ---------------------------------------------------------
United States               $ 267.7    $ 252.3    $ 178.0        United States          $  1,108.9    $   959.7   $ 726.7

Mexico                         98.7       91.7       71.7          Foreign                   139.0        110.6      74.1
                                                                                         ---------     --------    ------
Other Foreign                  24.4       28.5       26.1            Total              $  1,247.9    $ 1,070.3   $ 800.8
                             ------     ------     ------                                  =======      =======    ======
Total                       $ 390.8   $  372.5   $  275.8
                            =======      =====    =======

14.  Quarterly Results of Operations (Unaudited)

(dollars in millions, except per share amounts)
--------------------------------------------------------------------------------------------------------------------------
                                         1st Quarter          2nd Quarter           3rd Quarter            4th Quarter
                                      ------------------    ----------------     -------------------   ----------------
                                      2000      1999        2000      1999        2000       1999        2000       1999
--------------------------------------------------------------------------------------------------------------------------
Net sales                           $  344.6   $ 236.8     $ 341.3   $ 242.5     $ 290.8   $ 295.1     $  271.2   $ 295.9
Gross profit                            73.4      51.1        73.5      54.6        54.3      61.4         46.9      63.7
Earnings
       Continuing                       14.2      12.0        17.6      14.2         7.3      12.5          2.5      11.6
       Discontinued                      0.4      (0.6)         -       (0.3)        1.5      (0.1)       (13.8)     (6.9)
                                     -------    ------      -----     ------      ------    ------      -------    ------
       Net Earnings                     14.6      11.4        17.6      13.9         8.8      12.4        (11.3)      4.7
                                     =======    ======      ======    ======      ======    ======      =======    ======
Basic earnings per share
       Continuing                        .61       .51         .75       .61         .31       .54         .11        .50
       Discontinued                      .02      (.02)          -      (.01)        .07      (.01)       (.59)      (.30)
                                     -------    ------      ------    ------      ------    ------      ------     -------
       Net Earnings                      .63       .49         .75       .60         .38       .53        (.48)       .20
                                     =======    ======      ======    ======      ======    ======      ======     ======
Diluted earnings per share
       Continuing                        .60       .50         .74       .60         .31       .52         .11        .49
       Discontinued                      .02      (.02)          -      (.01)        .06         -        (.58)      (.29)
                                     -------    ------      ------    ------      ------    ------      ------     ------
       Net Earnings                      .62       .48         .74       .59         .37       .52        (.47)       .20
                                     =======    ======      ======    ======      ======    ======      =======    ======

Common dividends declared                .12       .12         .12       .12         .13       .12         .13        .12
                                     =======    ======      ======    ======      ======    ======      ======     ======

Net earnings and dividends declared per share are computed separately for each period and, therefore, the sum of such quarterly per share amounts may differ from the total for the year.

See Note 7 for restrictions on the payment of dividends.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the heading "Election of Directors" in the company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year) is incorporated herein by reference. The information required regarding Executive Officers of the company is included in Part I of this Form 10-K under the caption "Executive Officers of the company."

The information included under the heading "Compliance with Section 16(a) of the Securities Exchange Act" in the company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year) is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information included under the heading "Executive Compensation" in the company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year) is incorporated herein by reference, except for the information required by paragraphs (i), (k), and (l) of Item 402(a)(8) of Regulation S-K.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information included under the headings "Principal Stockholders" and "Security Ownership of Directors and Management" in the company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year) is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included under the headings and "Compensation Committee Interlocks and Insider Participation" in the company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year) is incorporated herein by reference.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES and REPORTS ON FORM 8-K
-------------------------------------------------------------------------

  (a)  Financial Statements and Financial Statement Schedules
                                                                      Form 10-K
                                                                     Page Number
                                                                     -----------
       The following consolidated financial statements of
       A. O. Smith Corporation are included in Item 8:

       Consolidated Balance Sheets at December 31, 2000 and 1999......    16
       For each of the three years in the period ended
       December 31, 2000:
        - Consolidated Statement of Earnings..........................    17
        - Consolidated Statement of Comprehensive Income..............    17
        - Consolidated Statement of Cash Flows........................    18
        - Consolidated Statement of Stockholders' Equity..............    19
       Notes to Consolidated Financial Statements                      20-36


       The following consolidated financial statement schedule of
       A. O. Smith Corporation is included in Item 14(d):

       Schedule II - Valuation and Qualifying Accounts................    39

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

      (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of 2000.

      (c)  Exhibits - see the Index to Exhibits on pages 44-45 of this report.

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

                             A. O. SMITH CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (000 Omitted)

                  Years ended December 31, 2000, 1999, and 1998

                                                        Additions
                                             -------------------------------
                               Balance at      Charged to         Charged                          Balance at
                                Beginning       Costs and        to Other                            End of
Description                      of Year        Expenses1        Accounts         Deductions2         Year
-----------                  --------------  -------------     -------------    -------------     -------------

2000:
    Valuation allowance
    for trade and notes
    receivable               $    3,121       $    2,023        $       -        $    2,155       $    2,989

1999:
    Valuation allowance
    for trade and notes
    receivable                    2,523            1,159                -               561            3,121

1998:
    Valuation allowance
    for trade and notes
    receivable                    1,992              989                -               458            2,523


1Provision (credit) based upon estimated collection.
2Uncollectible amounts/expenditures charged against the reserve.

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-72542 filed on May 26, 1981, Post-Effective Amendment No. 1, filed on May 12, 1983, Post-Effective Amendment No. 2, filed on December 22, 1983, Post-Effective Amendment No. 3, filed on March 30, 1987; 33-19015 filed on December 11, 1987; 33-21356 filed on April 21, 1988; Form S-8 No. 33-37878 filed November 16, 1990;
Form S-8 No. 33-56827 filed December 13, 1994; Form S-8 No. 333-05799 filed June 12, 1996, and 333-92329 filed December 8, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                         A. O. SMITH CORPORATION

                                        By: /s/ Robert J. O'Toole
                                          -------------------------------
                                          Robert J. O'Toole
                                          Chief Executive Officer

                                         Date:  February 20, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 20, 2001 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title                                              Signature

ROBERT J. O'TOOLE                                   /s/ Robert J. O'Toole
Chairman of the Board of                                Robert J. O'Toole
Directors, President and
Chief Executive Officer

KENNETH W. KRUEGER                                  /s/ Kenneth W. Krueger
Senior Vice President and                               Kenneth W. Krueger
Chief Financial Officer

GLEN R. BOMBERGER                                   /s/ Glen R. Bomberger
Director and Executive Vice President                   Glen R. Bomberger

JOHN J. KITA                                        /s/ John J. Kita
Vice President, Treasurer and Controller                John J. Kita

TOM H. BARRETT                                      /s/ Tom H. Barrett
Director                                                Tom H. Barrett

WILLIAM F. BUEHLER                                  /s/ William F. Buehler
Director                                                William F. Buehler

KATHLEEN J. HEMPEL                                  /s/ Kathleen J. Hempel
Director                                                Kathleen J. Hempel

AGNAR PYTTE                                         /s/ Agnar Pytte
Director                                                Agnar Pytte

ARTHUR O. SMITH                                     /s/ Arthur O. Smith
Director                                                Arthur O. Smith

BRUCE M. SMITH                                      /s/ Bruce M. Smith
Director                                                Bruce M. Smith

W. MICHAEL BARNES                                   /s/ W. Michael Barnes
Director                                                W. Michael Barnes

                                INDEX TO EXHIBITS
Exhibit
Number    Description

(3)(i) Restated Certificate of Incorporation of the corporation as amended April 5, 1995 incorporated by reference to the quarterly report on Form 10-Q for the quarter ended March 31, 1995 and as further amended on February 5, 1996 and incorporated by reference to the annual report on Form 10-K for the year ended December 31, 1995

(3)(ii) By-laws of the corporation as amended October 7, 1997 incorporated by reference to the quarterly report on Form 10-Q for the quarter ended September 30, 1997

(4) (a) The corporation's outstanding long-term debt is described in Note 7 to the Consolidated Financial Statements. None of the long-term debt is registered under the Securities Act of 1933. None of the debt instruments outstanding at the date of this report exceeds 10 percent of the corporation's total consolidated assets, except for the item disclosed as exhibit 4(b) below. The corporation agrees to furnish to the Securities & Exchange Commission, upon request, copies of any instruments defining rights of holders of long-term debt described in
          Note 7.

          (b) Credit Agreement dated as of August 2, 1999

          (c) 364 Day Credit Agreement dated as of August 2, 1999

          (d) A. O. Smith Corporation Restated Certificate of Incorporation as amended April 5, 1995 [incorporated by reference to Exhibit (3)(i) above]

(10)      Material Contracts

          (a) 1990 Long-Term Executive Incentive Compensation Plan, as amended, incorporated by reference to the Form S-8 Registration Statement filed by the corporation on December 13, 1994, (Reg. No. 33-56827)

          (b) Long-Term Executive Incentive Compensation Plan incorporated by reference to the Form S-8 Registration Statement filed by the corporation on December 8, 1999, (Reg. No. 333-92329)

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

          (e) Executive Life Insurance Plan, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992

          (f) Corporate Directors' Deferred Compensation Plan, as amended, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992

-----------------

Exhibit
Number    Description

(21)      Subsidiaries [Page 40]

(23)      Consent of Independent Auditors [Page 41]