Form 10-Q
period 2001-03-31
SMITH A O CORP
filed 2001-04-24
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--   EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2001

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

                P. O. Box 245008, Milwaukee, Wisconsin 53224-9508
                             Telephone: (414) 359-40


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


     Class A Common Stock Outstanding as of March 31, 2001 8,685,125 shares

        Common Stock Outstanding as of March 31, 2001 14,890,708 shares

                              Exhibit Index Page 15

                                      Index

                             A. O. Smith Corporation


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Statements of Earnings and Retained Earnings
     - Three months ended March 31, 2001 and 2000                            3

     Condensed Consolidated Balance Sheets
     - March 31, 2001 and December 31, 2000                                  4

     Condensed Consolidated Statement of Cash Flows
     - Three months ended March 31, 2001 and 2000                            5

     Notes to Condensed Consolidated Financial Statements
     - March 31, 2001                                                      6-9

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                10-12

Part II. Other Information

Item 1. Legal Proceedings                                                   13

Item 4. Submission of Matters to a Vote of Security Holders                 13

Item 5. Other Information                                                   13

Item 6. Exhibits and Reports on Form 8-K                                    13

Signatures                                                                  14

Index to Exhibits                                                           15

PART I--FINANCIAL INFORMATION
-----------------------------
ITEM 1--FINANCIAL STATEMENTS
----------------------------

                                           A.O. SMITH CORPORATION
                               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                           AND RETAINED EARNINGS
                                 Three Months ended March 31, 2001 and 2000
                                  (000 omitted except for per share data)
                                                (unaudited)
                                                                                Three Months Ended
                                                                                     March 31
                                                                        ----------------------------------
                                                                            2001                  2000
                                                                        ------------          ------------
Continuing Operations
     Electric Motor Technologies                                       $     226,253         $     252,343
     Water Systems Technologies                                               91,982                92,223
                                                                        ------------          ------------
     Net Sales                                                               318,235               344,566
     Cost of products sold                                                   259,440               271,195
                                                                        ------------          ------------
     Gross profit                                                             58,795                73,371
     Selling, general and administrative expenses                             38,123                42,991
     Interest expense                                                          4,801                 5,431
     Amortization of intangibles                                               1,733                 1,727
     Other expense - net                                                         599                   843
                                                                        ------------          ------------
                                                                              13,539                22,379
     Provision for income taxes                                                5,010                 8,224
                                                                        ------------          ------------
Earnings from Continuing Operations                                            8,529                14,155

Discontinued Operations (note 4)
     Earnings from operations less related
        income tax provision of $297                                               -                   456
                                                                        ------------          ------------

Net Earnings                                                           $       8,529         $      14,611
                                                                        ============          ============

Retained Earnings
Balance at beginning of period                                         $     549,237         $     531,204
Net Earnings                                                                   8,529                14,611
Cash dividends on common shares                                               (3,061)               (2,807)
                                                                        ------------          ------------

Balance at End of Period                                               $     554,705         $     543,008
                                                                        ============          ============

Basic Earnings per Common Share (note 8)
        Continuing Operations                                                  $0.36                 $0.61
        Discontinued Operations                                                    -                  0.02
                                                                        ------------          ------------
        Net Earnings                                                           $0.36                 $0.63
                                                                        ============          ============

Diluted Earnings per Common Share (note 8)
        Continuing Operations                                                  $0.36                 $0.60
        Discontinued Operations                                                    -                  0.02
                                                                        ------------          ------------
        Net Earnings                                                           $0.36                 $0.62
                                                                        ============          ============

Dividends per Common Share                                                     $0.13                 $0.12


See accompanying notes to unaudited condensed consolidated financial statements.

PART I--FINANCIAL INFORMATION
-----------------------------
ITEM 1--FINANCIAL STATEMENTS
----------------------------

                                           A.O. SMITH CORPORATION
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                    March 31, 2001 and December 31, 2000
                                               (000 omitted)
                                                                        (unaudited)
                                                                       March 31, 2001       December 31, 2000
                                                                       --------------       -----------------
Assets
     Current Assets
     Cash and cash equivalents (note 2)                                $      13,058         $      15,287
     Receivables                                                             202,718               169,117
     Inventories (note 5)                                                    169,809               169,630
     Deferred income taxes                                                     6,488                 7,215
     Other current assets                                                     22,431                22,199
     Net current assets - discontinued operations (note 4)                         -                22,651
                                                                        ------------          ------------
     Total Current Assets                                                    414,504               406,099

     Property, plant and equipment                                           549,851               542,018
     Less accumulated depreciation                                           267,546               259,183
                                                                        ------------          ------------
     Net property, plant and equipment                                       282,305               282,835
     Net goodwill and other intangibles                                      243,088               244,821
     Other assets                                                            112,254               107,928
     Net long-term assets - discontinued operations (note 4)                       -                17,493
                                                                        ------------          ------------
     Total Assets                                                      $   1,052,151         $   1,059,176
                                                                        ============          ============
Liabilities
     Current Liabilities
     Trade payables                                                    $      97,682         $      91,780
     Accrued payroll and benefits                                             23,615                27,388
     Accrued liabilities                                                      29,630                26,865
     Product warranty                                                         12,130                11,574
     Income taxes                                                              2,301                 1,695
     Long-term debt due within one year                                       11,129                11,129
                                                                        ------------          ------------
     Total Current Liabilities                                               176,487               170,431

     Long-term debt (note 6)                                                 295,706               316,372
     Other liabilities                                                        62,509                61,856
     Deferred income taxes                                                    64,742                62,122
                                                                        ------------          ------------
     Total Liabilities                                                       599,444               610,781

Stockholders' Equity
     Preferred Stock                                                               -                     -
     Class A common stock, $5 par value: authorized
        14,000,000 shares; issued 8,717,720                                   43,589                43,614
     Common stock, $1 par value: authorized 60,000,000
        shares; issued  23,831,642                                            23,832                23,827
     Capital in excess of par value                                           53,693                53,521
     Retained earnings (note 6)                                              554,705               549,237
     Accumulated other comprehensive loss (note 7)                            (6,929)               (5,438)
     Treasury stock at cost                                                 (216,183)             (216,366)
                                                                        ------------          ------------
     Total Stockholders' Equity                                              452,707               448,395
                                                                        ------------          ------------
Total Liabilities and Stockholders' Equity                             $   1,052,151         $   1,059,176
                                                                        ============          ============

See accompanying notes to unaudited condensed consolidated financial statements.

PART I--FINANCIAL INFORMATION
-----------------------------
ITEM 1--FINANCIAL STATEMENTS
----------------------------

                                           A.O. SMITH CORPORATION
                               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 Three Months Ended March 31, 2001 and 2000
                                               (000 omitted)
                                                (unaudited)
                                                                               Three Months Ended
                                                                                     March 31
                                                                           2001                   2000
                                                                           ----                   ----
Operating Activities
Continuing
      Earnings from continuing operations                              $       8,529         $      14,155
      Adjustments to reconcile net earnings to net cash
         used in operating activities:
            Depreciation                                                       9,291                 9,206
            Amortization                                                       2,120                 2,114
            Net change in current assets and liabilities                     (29,185)              (25,677)
            Net change in other noncurrent assets and liabilities             (4,258)               (3,890)
            Other                                                                307                   414
                                                                        ------------          ------------
Cash Used In Operating Activities                                            (13,196)               (3,678)

Investing Activities
      Capital expenditures                                                    (9,520)              (11,660)
      Other                                                                      (88)                 (360)
                                                                        ------------          ------------
Cash Used in Investing Activities                                             (9,608)              (12,020)

Financing Activities
      Debt incurred                                                                -                14,178
      Debt retired                                                           (20,666)                    -
      Net proceeds from common stock and option activity                         101                    38
      Dividends paid                                                          (3,061)               (2,807)
                                                                        ------------          ------------
Cash Provided by (Used in) Financing Activities                              (23,626)               11,409

Cash Flow Provided by (Used in) Discontinued Operations                       44,201                (5,340)
                                                                        ------------          ------------

      Net decrease in cash and cash equivalents                               (2,229)               (9,629)
      Cash and cash equivalents-beginning of period (note 2)                  15,287                14,761
                                                                        ------------          ------------
Cash and Cash Equivalents - End of Period                              $      13,058         $       5,132
                                                                        ============          ============

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                             A. O. SMITH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (unaudited)

1.   Basis of Presentation
     The condensed consolidated financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments consisting of normal accruals considered necessary for a fair presentation of the results of operations and of financial position have been made. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2000 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the 2001 presentation.

2.   Statement of Cash Flows
     For purposes of the Consolidated Statement of Cash Flows, cash and cash equivalents include short-term investments held primarily for cash management purposes. These investments normally mature within three months from the date of acquisition.

3.   Acquisition
     On August 2, 1999, A. O. Smith Corporation (the company) acquired the assets of MagneTek, Inc.'s (MagneTek) domestic electric motor business and six wholly owned foreign subsidiaries for $244.6 million. In connection with the MagneTek acquisition, the company recorded additional purchase liabilities of $17.9 million, which included employee severance and relocation, as well as certain facility exit costs. Costs incurred and charged against the liabilities to date totaled $4.0 million. The majority of the activities are expected to be completed by the end of 2001.

4.   Discontinued Operations
     In the first quarter 2000, the company, with the approval of the Board of Directors, decided to divest its fiberglass piping and liquid and dry bulk storage tank businesses. These sales were completed in December 2000 and January 2001, respectively. Net sales of these businesses were $29.0 million for the three-month period ended March 31, 2000.

     The operating results of the discontinued businesses have been reported separately as discontinued operations in the accompanying financial statements. Certain expenses have been allocated to the discontinued operations, including interest expense, which was allocated based on the ratio of net assets of the discontinued businesses to the total consolidated capital of the company.

5.   Inventories (000 omitted)
                                             March 31, 2001   December 31, 2000
                                             --------------   -----------------
     Finished products                      $    109,171       $    109,702
     Work in process                              38,151             37,186
     Raw materials                                39,887             40,191
     Supplies                                        909                860
                                             -----------        -----------
                                                 188,118            187,939
     Allowance to state inventories
       at LIFO cost                               18,309             18,309
                                             -----------        -----------
                                            $    169,809       $    169,630
                                             ===========        ===========

6.   Long-Term Debt

     The company's credit agreement and term notes contain certain conditions and provisions which restrict the company's payment of dividends. Under the most restrictive of these provisions, retained earnings of $62.4 million were unrestricted as of March 31, 2001.


7.   Comprehensive Earnings (Loss)

     The company's comprehensive earnings were $7.0 and $13.6 million for the three-month periods ended March 31, 2001 and 2000, respectively. Comprehensive earnings were comprised of net earnings, foreign currency translation adjustments, and at January 1, 2001 and March 31, 2001, realized and unrealized gains and losses on cash flow derivative instruments. Also included in comprehensive earnings for the period ended March 31, 2001 was a cumulative loss adjustment on cash flow hedges of approximately $0.6 million in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The amount recorded in earnings during the three month period ending March 31, 2001, associated with the transition adjustment as of January 1, 2001, was not material to the company's financial statements.

8.   Earnings per Share of Common Stock
     The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:
                                                       Three Months Ended
                                                            March 31
                                                 ------------------------------
                                                    2001              2000
                                                 ------------      ------------
      Denominator for basic earnings
          per share
         - weighted-average shares                 23,511,254        23,361,393

      Effect of dilutive stock options                316,965           336,971
                                                 ------------      ------------
      Denominator for diluted earnings
         per share                                 23,828,219        23,698,364
                                                   ==========        ==========

9.   Operations by Segment (000 omitted)               Three Months Ended
                                                            March 31
                                                 ------------------------------
                                                     2001              2000
                                                 ------------      ------------
     Net Sales
     Electric Motor Technologies                $     226,253     $     252,343
     Water Systems Technologies                        91,982            92,223
                                                 ------------      ------------
     Net Sales                                  $     318,235     $     344,566
                                                 ============      ============
     Earnings before Interest and Taxes
     Electric Motor Technologies                $      14,024     $      26,072
     Water Systems Technologies                         9,851             9,523
                                                 ------------      ------------
     Total Segments                                    23,875            35,595

     Corporate Expenses                                (5,535)           (7,785)
     Interest Expense                                  (4,801)           (5,431)
                                                 ------------      ------------
     Earnings from Continuing
       Operations before Income Taxes                  13,539            22,379

     Provision for Income Taxes                        (5,010)           (8,224)
                                                 ------------      ------------
     Earnings from Continuing Operations        $       8,529     $      14,155
                                                 ============      ============

     Intersegment sales, which are immaterial, have been excluded from segment revenues.

10.  Accounting for Derivative Instruments
     Effective January 1, 2001, the company adopted (SFAS) No. 133. The standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships. Any fair value changes are recorded in net income or comprehensive income. The cumulative effect of adopting SFAS No. 133 was not material to the company's consolidated financial statements as of January 1, 2001.

     The company utilizes certain derivative instruments to enhance its ability to manage currency exposures and raw materials price risks. Derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes. The company has hedged certain of its forecasted exposures through 2002. The contracts are executed with major financial institutions with no credit loss anticipated for failure of the counterparties to perform.

     Foreign Currency Forward Contracts

     The company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain intercompany transactions in the normal course of business. Contracts typically have maturities of a year or less. Principal currencies include the Mexican peso, Hungarian forint, British pound and U.S. dollar.

     Forward contracts are accounted for as cash flow hedges of a forecasted transaction. The net change in the fair value of these currency derivatives was approximately $2.4 million as of March 31, 2001. Gains and losses on these instruments are recorded in other comprehensive income/loss until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income/loss to the statement of earnings on the same line item as the underlying transaction. The assessment of effectiveness for forward contracts is based on changes in the forward rates.

     Commodity Future Contracts

     In addition to entering into supply arrangements in the normal course of business, the company also enters into future contracts to fix the cost of certain raw material purchases, principally copper, with the objective of minimizing changes in inventory cost due to market price fluctuations.

     The commodity future contracts are designated as cash flow hedges. Derivative commodity liabilities of approximately $2.2 million are recorded in other liabilities as of March 31, 2001 with the value of the effective portion of the contracts of approximately $2.0 million recorded in accumulated other comprehensive income/loss and reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. Ineffective portions of the commodity hedges are recorded into earnings in the period in which the ineffectiveness occurs in the same statement of earnings line item as the intended underlying exposure is recorded. Hedge ineffectiveness and impact on earnings was not material for the three month period ended March 31, 2001.

     The majority of the amounts in accumulated other comprehensive income/loss for cash flow hedges are expected to be reclassified into earnings within a year.

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-----------------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

RESULTS OF OPERATIONS
---------------------
FIRST THREE MONTHS OF 2001 COMPARED TO 2000
-------------------------------------------

Sales in the first quarter of 2001 were $318.2 million or $26.4 million lower than sales of $344.6 million in the first quarter of 2000. The entire decline in sales occurred in the Electric Motor Technologies segment, where most product lines were affected by lower demand compared with the prior year.

First quarter earnings from continuing operations were $8.5 million or $5.7 million less than the $14.2 million earned in the first quarter of 2000. On a per share basis earnings from continuing operations were $.36 and $.60 for the first quarter of 2001 and 2000, respectively. The lower earnings were a direct result of the decline in volume experienced by Electric Motor Technologies.

The company's gross profit margin was 18.5% in the first quarter of 2001 compared with the 21.3% margin achieved in the first quarter of 2000. While the water heater business margins were consistent from year to year, the margins in the electric motor business declined primarily due to under-absorption of manufacturing cost associated with the lower volume.

First quarter sales for the Electric Motor Technologies segment were $226.3 million or approximately 10% lower than sales of $252.3 million in the same period last year. Although volume in most of this segment's product lines declined in the first quarter of 2001, the major decrease occurred in the heating, ventilating and air conditioning market when compared with the first quarter of 2000.

First quarter operating profits for Electric Motor Technologies were $14.0 million in 2001 or $12.1 million less than the first quarter of 2000. The decline in earnings was due mostly to lower sales volume, with increased utility costs and Mexican labor inflation also having an impact.

First quarter sales for the Water Systems Technologies segment were $92.0 million, about equal to sales in the same period last year. Lower sales of commercial water heaters were offset by higher sales in the China market. Operating profits of $9.9 million were higher than the $9.5 million earned in the first quarter of 2000, primarily as a result of continued improved performance in China.

Selling, general, and administrative (SG&A) expense for the first quarter of 2001 was $38.1 million or $4.9 million lower than the $43.0 million expense in the first quarter of 2000. The reduction in SG&A was attributable to lower corporate expense, cost reduction programs, and lower sales. Relative to net sales, SG&A declined from 12.5% in the first quarter of 2000 to 12% in 2001.

Interest expense in the first quarter of 2001 declined to $4.8 million from $5.4 million in the first quarter of 2000 as a result of reduced debt levels and lower interest rates.

The first quarter effective tax rate of 37% in 2001 was up slightly from 36.7% in 2000.

In the first quarter of 2000, the company recognized after-tax earnings from discontinued operations of $.5 million associated with the storage tank business. This entity was sold early in January 2001. A more detailed discussion of the sale transaction can be found in the company's 2000 Annual Report on Form 10-K.

Outlook
The company recently reported it anticipates further improvement in sales and profit in the second quarter. Second-quarter earnings are expected to be in the range of $.45 to $.50 per share. The second quarter is traditionally the strongest season for HVAC sales, and industry inventory levels appear to be trending down from the higher levels attained last summer and fall.

For the full year, the company continues to anticipate 2001 earnings will exceed the 2000 results of $1.76 per share. The company recognizes that the economy is currently very volatile, making market and sales projections more difficult. However, the company believes that ongoing cost reduction efforts and capacity rationalization will continue to contribute to profitability as the year progresses.

Liquidity & Capital Resources
The company's working capital for continuing operations was $238.0 million at March 31, 2001, $25.0 million higher than at December 31, 2000. Sales related increases to accounts receivable of $33.6 million were partially offset by increases to accounts payable. Cash used by operations during the first quarter of 2001 was $13.2 million compared to $3.7 million during the same time period one year ago primarily due to lower earnings, as explained above.

Capital expenditures by continuing operations during the first quarter of 2001 totaled $9.5 million, down from the $11.7 million spent in the first quarter of 2000. The company expects capital spending in 2001 to be essentially the same as 2000 spending levels, and expects such capital expenditures to be covered by operating cash flow.

In connection with the MagneTek acquisition in August 1999, additional purchase liabilities of $17.9 million were recorded, which included employee severance and relocation, as well as certain facility exit costs. Costs incurred and charged against the liability to date totaled $4.0 million. The majority of the activities are expected to be completed by the end of 2001.

The company's long-term debt decreased by $20.7 million from $316.4 million at December 31, 2000 to $295.7 million at March 31, 2001. The proceeds received from the divestiture of the storage tank business in the first quarter were used to reduce debt. The company's leverage as measured by the ratio of total debt to total capitalization improved to 40% at March 31, 2001 from 42% at the end of last year.

At its April 5, 2001 meeting, the company's Board of Directors declared a regular quarterly dividend at $.13 per share on its common stock (Class A and Common). The dividend is payable on May 15, 2001 to shareholders of record on April 30, 2001.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
----------------------------------------------------------------

As is more fully described in the company's annual report on Form 10-K for the year ended December 31, 2000, the company is exposed to various types of market risks, primarily currency and certain commodities. The company monitors its risks in such areas on a continuous basis and, generally enters into forward and futures contracts to minimize such exposures for periods of less than one year. The company does not engage in speculation in its derivatives strategies. It is important to note that gains and losses from the company's forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

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

PART II - OTHER INFORMATION
---------------------------
ITEM 1 - LEGAL PROCEEDINGS
--------------------------

There have been no material changes in the legal and environmental matters previously reported in Part 1, Item 3 and Note 12 of the Notes to Consolidated Financial Statements in the company's Form 10-K Report for the year ended December 31, 2000, which is incorporated herein by reference. In such report, the company advised that the State of Colorado had given notice that it intended to commence a legal action against the company to recover the remediation and oversight costs it incurred at a gold mine in Colorado that was primarily remediated by the U.S. EPA. The State filed such action against the company and other PRPs in the first quarter. The company continues to believe it has very good defenses to the claims of the former owner and the State of Colorado.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

ITEM 5 - OTHER INFORMATION
--------------------------

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.


                                         A. O. SMITH CORPORATION



April 24, 2001                           /s/John J. Kita
                                         ---------------
                                         John J. Kita
                                         Vice President,
                                         Treasurer and Controller




April 24, 2001                           /s/Kenneth W. Krueger
                                         ---------------------
                                         Kenneth W. Krueger
                                         Senior Vice President
                                         and Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------


Exhibit
Number      Description
------      -----------

None