Form 10-Q
period 2001-06-30
SMITH A O CORP
filed 2001-07-26
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934
     For the quarterly period ended June 30, 2001

                                                         OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
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


     Class A Common Stock Outstanding as of June 30, 2001 8,675,389 shares

         Common Stock Outstanding as of June 30, 2001 15,071,564 shares

                              Exhibit Index Page 18

                                      Index


                             A. O. Smith Corporation



Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Statements of Earnings and Retained Earnings
     - Three and six months ended June 30, 2001 and 2000                       3

     Condensed Consolidated Balance Sheets
     - June 30, 2001 and December 31, 2000                                     4

     Condensed Consolidated Statements of Cash Flows
     - Six months ended June 30, 2001 and 2000                                 5

     Notes to Condensed Consolidated Financial Statements
     - June 30, 2001                                                        6-10

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                  11-13

Item 3.  Quantitative and Qualitative Disclosure of Market Risk            13-14

Part II. Other Information

Item 1.  Legal Proceedings                                                    15

Item 4.  Submission of Matters to a Vote of Security Holders               15-16

Item 5.  Other Information                                                    16

Item 6.  Exhibits and Reports on Form 8-K                                     16

Signatures                                                                    17

Index to Exhibits                                                             18

PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS

                                 A.O. SMITH CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 AND RETAINED EARNINGS
                   Three and Six Months ended June 30, 2001 and 2000
                        (000 omitted except for per share data)
                                      (unaudited)

                                       Three Months Ended          Six Months Ended
                                             June 30                    June 30
                                     -----------------------    -----------------------
                                        2001         2000          2001         2000
                                     ----------   ----------    ----------   ----------
Continuing Operations
  Electric Motor Technologies        $ 221,630    $ 253,579     $ 447,883    $ 505,922
  Water Systems Technologies            86,618       87,706       178,600      179,929
                                     ---------    ---------     ---------    ---------
  Net sales                            308,248      341,285       626,483      685,851
  Cost of products sold                249,663      267,819       509,103      539,014
                                     ---------    ---------     ---------    ---------
  Gross profit                          58,585       73,466       117,380      146,837
  Selling, general and
   administrative expenses              36,338       39,304        74,461       82,295
  Interest expense                       3,901        5,733         8,702       11,164
  Amortization of intangibles            1,734        1,732         3,467        3,459
  Other (income) expense - net             349         (530)          948          313
                                     ---------    ---------     ---------    ---------
                                        16,263       27,227        29,802       49,606
  Provision for income taxes             5,570        9,634        10,580       17,858
                                     ---------    ---------     ---------    ---------
Earnings from Continuing
 Operations                             10,693       17,593        19,222       31,748

Discontinued Operations (note 4)
  Gain (loss) on disposition less
   related income tax provision
   (benefit) - $(21) & $276                  -          (32)            -          424
                                     ---------    ---------     ---------    ---------

Net Earnings                         $  10,693    $  17,561     $  19,222    $  32,172
                                     =========    =========     =========    =========

Retained Earnings
Balance at beginning of period       $ 554,705    $ 543,008     $ 549,237    $ 531,204
Net earnings                            10,693       17,561        19,222       32,172
Cash dividends on common shares         (3,078)      (2,810)       (6,139)      (5,617)
                                     ---------    ---------     ---------    ---------

Balance at End of Period             $ 562,320    $ 557,759     $ 562,320    $ 557,759
                                     =========    =========     =========    =========

Basic Earnings per Common Share
 (note 8)
  Continuing Operations                  $0.45        $0.75         $0.82        $1.36
  Discontinued Operations                    -            -             -         0.02
                                     ---------    ---------     ---------    ---------
  Net Earnings                           $0.45        $0.75         $0.82        $1.38
                                     =========    =========     =========    =========

Diluted Earnings per Common
 Share (note 8)
  Continuing Operations                  $0.45        $0.74         $0.81        $1.34
  Discontinued Operations                    -            -             -         0.02
                                     ---------    ---------     ---------    ---------
  Net Earnings                           $0.45        $0.74         $0.81        $1.36
                                     =========    =========     =========    =========

Dividends per Common Share               $0.13        $0.12         $0.26        $0.24


See accompanying notes to unaudited condensed consolidated financial statements.

PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS

                             A.O. SMITH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2001 and December 31, 2000
                                  (000 omitted)

                                                   (unaudited)     December 31,
                                                  June 30, 2001        2000
                                                  -------------    ------------
Assets
  Current Assets
  Cash and cash equivalents (note 2)               $    15,187     $    15,287
  Receivables                                          198,226         169,117
  Inventories (note 5)                                 158,864         169,630
  Deferred income taxes                                  1,568           7,215
  Other current assets                                  38,896          22,199
  Net current assets - discontinued
   operations (note 4)                                       -          22,651
                                                   -----------     -----------
  Total Current Assets                                 412,741         406,099

  Property, plant and equipment                        555,366         542,018
  Less accumulated depreciation                        276,535         259,183
                                                   -----------     -----------
  Net property, plant and equipment                    278,831         282,835
  Net goodwill and other intangibles                   241,421         244,821
  Other assets                                         115,099         107,928
  Net long-term assets - discontinued
   operations (note 4)                                       -          17,493
                                                   -----------     -----------
  Total Assets                                     $ 1,048,092     $ 1,059,176
                                                   ===========     ===========

Liabilities
  Current Liabilities
  Trade payables                                   $   101,588     $    91,780
  Accrued payroll and benefits                          23,162          27,388
  Accrued liabilities                                   31,338          26,865
  Product warranty                                      11,629          11,574
  Income taxes                                             201           1,695
  Long-term debt due within one year                    11,129          11,129
                                                   -----------     -----------
  Total Current Liabilities                            179,047         170,431

  Long-term debt (note 6)                              275,888         316,372
  Other liabilities                                     59,149          61,856
  Deferred income taxes                                 69,687          62,122
                                                   -----------     -----------

  Total Liabilities                                    583,771         610,781

Stockholders' Equity
  Class A common stock, $5 par value:
   authorized 14,000,000 shares;
   issued 8,707,984                                     43,540          43,614
  Common stock, $1 par value:
   authorized 60,000,000 shares;
   issued  23,841,378                                   23,841          23,827
  Capital in excess of par value                        54,442          53,521
  Retained earnings (note 6)                           562,320         549,237
  Accumulated other comprehensive
   loss (note 7)                                        (4,826)         (5,438)
  Treasury stock at cost                              (214,996)       (216,366)
                                                   -----------     -----------

  Total Stockholders' Equity                           464,321         448,395
                                                   -----------     -----------
Total Liabilities and Stockholders'
 Equity                                            $ 1,048,092     $ 1,059,176
                                                   ===========     ===========


See accompanying notes to unaudited condensed consolidated financial statements

PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS

                             A.O. SMITH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2001 and 2000
                                  (000 omitted)
                                   (unaudited)

                                                         Six Months Ended
                                                              June 30
                                                   ---------------------------
                                                      2001            2000
                                                   -----------     -----------
Operating Activities
Continuing
  Earnings from continuing operations              $    19,222     $    31,748
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation                                       18,725          18,535
     Amortization                                        4,255           4,234
     Net change in current assets and
      liabilities                                      (22,871)        (18,671)
     Net change in other noncurrent assets
      and liabilities                                   (2,481)         (6,263)
     Other                                                 496             662
                                                   -----------     -----------

Cash Provided by Operating Activities                   17,346          30,245

Investing Activities
  Capital expenditures                                 (15,498)        (20,733)
  Other                                                   (545)           (558)
                                                   -----------     -----------

Cash Used in Investing Activities                      (16,043)        (21,291)

Financing Activities
  Debt retired                                         (40,484)         (6,451)
  Net proceeds from common stock and option
   activity                                              1,046              38
  Dividends paid                                        (6,139)         (5,617)
                                                   -----------     -----------

Cash Used in Financing Activities                      (45,577)        (12,030)

Cash Provided by (Used in) Discontinued
 Operations                                             44,174          (3,377)
                                                   -----------     -----------

   Net decrease in cash and cash equivalents              (100)         (6,453)
   Cash and cash equivalents-beginning of
    period (note 2)                                     15,287          14,761
                                                   -----------     -----------

Cash and Cash Equivalents - End of Period          $    15,187     $     8,308
                                                   ===========     ===========


See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             A. O. SMITH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (unaudited)

1.   Basis of Presentation
     The condensed consolidated financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments consisting of normal accruals considered necessary for a fair presentation of the results of operations and of financial position have been made. The results of operations for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2000 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the 2001 presentation.

2.   Statement of Cash Flows
     For purposes of the Consolidated Statement of Cash Flows, cash and cash equivalents include short-term investments held primarily for cash management purposes. These investments normally mature within three months from the date of acquisition.

3.   Acquisition
     On August 2, 1999, A. O. Smith Corporation (the company) acquired the assets of MagneTek, Inc.'s (MagneTek) domestic electric motor business and six wholly owned foreign subsidiaries for $244.6 million. In connection with the MagneTek acquisition, the company recorded additional purchase liabilities of $17.9 million, which included employee severance and relocation, as well as certain facility exit costs. Costs incurred and charged against the liabilities to date totaled $4.7 million. The majority of the activities are expected to be completed by the end of 2001.

4.   Discontinued Operations
     In the first quarter 2000, the company, with the approval of the Board of Directors, decided to divest its fiberglass piping and liquid and dry bulk storage tank businesses. These sales were completed in December 2000 and January 2001, respectively. Net sales of these businesses were $34.1 million and $63.0 million for the three- and six-month periods ended June 30, 2000.

     The operating results of the discontinued businesses have been reported separately as discontinued operations in the accompanying financial statements. Certain expenses have been allocated to the discontinued operations, including interest expense, which was allocated based on the ratio of net assets of the discontinued businesses to the total consolidated capital of the company.

5.   Inventories (000 omitted)
                                             June 30, 2001     December 31, 2000
                                             -------------     -----------------
     Finished products                        $    99,045         $   109,702
     Work in process                               36,192              37,186
     Raw materials                                 41,054              40,191
     Supplies                                         882                 860
                                              -----------         -----------
                                                  177,173             187,939
     Allowance to state inventories
      at LIFO cost                                 18,309              18,309
                                              -----------         -----------
                                              $   158,864         $   169,630
                                              ===========         ===========

6.   Long-Term Debt
     The company's credit agreement and term notes contain certain conditions and provisions which restrict the company's payment of dividends. Under the most restrictive of these provisions, retained earnings of $68.6 million were unrestricted as of June 30, 2001.

7.   Comprehensive Earnings
     (000 omitted)
     The company's comprehensive earnings were comprised of net earnings, foreign currency translation adjustments, and in 2001, realized and unrealized gains and losses on cash flow derivative instruments. Also included in comprehensive earnings for the six-month period ended June 30, 2001 was a cumulative loss adjustment on cash flow hedges of approximately $0.6 million in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The amount recorded in earnings during the six-month period ending June 30, 2001, associated with the transition adjustment as of January 1, 2001 was not material to the company's financial statements.

                                       Three Months Ended     Six Months Ended
                                            June 30                June 30
                                       ------------------     ----------------
                                         2001      2000        2001       2000
                                         ----      ----        ----       ----
Net Earnings                           $10,693   $17,561     $19,222    $32,172

Other comprehensive earnings
 (loss):
  Foreign currency translation
   adjustments                             650      (399)     (1,167)    (1,389)
  Unrealized net gains on cash flow
   derivative instruments less
   related income tax provision -
   $928 & $1,137                         1,453         -       1,779          -
                                       -------   -------     -------    -------

Comprehensive Earnings                 $12,796   $17,162     $19,834    $30,783
                                       =======   =======     =======    =======

8.   Earnings per Share of Common Stock
     The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

                                  Three Months Ended        Six Months Ended
                                       June 30                   June 30
                               -----------------------   -----------------------
                                  2001         2000         2001         2000
                               ----------   ----------   ----------   ----------
Denominator for basic
 earnings per share
 - weighted-average shares     23,644,889   23,363,973   23,578,440   23,362,683

Effect of dilutive stock
 options                          267,289      370,512      292,127      353,742
                               ----------   ----------   ----------   ----------

Denominator for diluted
 earnings per share            23,912,178   23,734,485   23,870,567   23,716,425
                               ==========   ==========   ==========   ==========


9.   Operations by Segment (000 omitted)

                                     Three Months Ended      Six Months Ended
                                          June 30                 June 30
                                    --------------------    -------------------
                                      2001        2000        2001       2000
                                    --------    --------    --------   --------
Net Sales
Electric Motor Technologies         $221,630    $253,579    $447,883   $505,922
Water Systems Technologies            86,618      87,706     178,600    179,929
                                    --------    --------    --------   --------
Net Sales                           $308,248    $341,285    $626,483   $685,851
                                    ========    ========    ========   ========

Earnings before Interest and
 Taxes
Electric Motor Technologies         $ 15,379    $ 28,487    $ 29,403   $ 54,559
Water Systems Technologies             9,885       8,927      19,736     18,450
                                    --------    --------    --------   --------
Total Segments                        25,264      37,414      49,139     73,009

Corporate Expenses                    (5,100)     (4,454)    (10,635)   (12,239)
Interest Expense                      (3,901)     (5,733)     (8,702)   (11,164)
                                    --------    --------    --------   --------
Earnings from Continuing
  Operations before Income Taxes      16,263      27,227      29,802     49,606

Provision for Income Taxes            (5,570)     (9,634)    (10,580)   (17,858)
                                    --------    --------    --------   --------
Earnings from Continuing
 Operations                         $ 10,693    $ 17,593    $ 19,222   $ 31,748
                                    ========    ========    ========   ========

Intersegment sales, which are immaterial, have been excluded from segment revenues.

10.  Accounting for Derivative Instruments
     Effective January 1, 2001, the company adopted SFAS No. 133, as amended, which requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships. Any fair value changes are recorded in net income or other comprehensive income. The cumulative effect of adopting SFAS No. 133 was not material to the company's consolidated financial statements as of January 1, 2001.

     The company utilizes certain derivative instruments to enhance its ability to manage currency exposures and raw materials price risks. Derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes. The company has hedged certain of its forecasted exposures. Approximately 95% of these contracts expire by December 31, 2002. The contracts are executed with major financial institutions with no credit loss anticipated for failure of the counterparties to perform.

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

     Forward contracts are accounted for as cash flow hedges of a forecasted transaction. The fair value of these currency derivatives of approximately $6.3 million as of June 30, 2001 has been recorded in other current assets. Gains and losses on these instruments are recorded in other comprehensive income(loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income(loss) to the statement of earnings on the same line item as the underlying transaction. The assessment of effectiveness for forward contracts is based on changes in the forward rates.

     Commodity Future Contracts

     In addition to entering into supply arrangements in the normal course of business, the company also enters into future contracts to fix the cost of certain raw material purchases, principally copper, with the objective of minimizing changes in inventory cost due to market price fluctuations.

     The commodity future contracts are designated as cash flow hedges. Derivative commodity liabilities of approximately $3.6 million are recorded in accrued liabilities as of June 30, 2001 with the value of the effective portion of the contracts of approximately $3.4 million recorded in accumulated other comprehensive income(loss) and reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. Ineffective portions of the commodity hedges are recorded into earnings in the period in which the ineffectiveness occurs in the same statement of earnings line item as the intended underlying exposure is recorded. Hedge ineffectiveness and impact on earnings was not material for the three- and six-month periods ended June 30, 2001.

     The majority of the amounts in accumulated other comprehensive income(loss) for cash flow hedges are expected to be reclassified into earnings within a year.

PART I - FINANCIAL INFORMATION
ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FIRST SIX MONTHS OF 2001 COMPARED TO 2000

Sales were $308 million in the second quarter of 2001, approximately $33 million, or ten percent lower than the record sales of $341 million recorded in the second quarter of 2000. Sales for the first half of 2001 were $626 million, a decline of nine percent compared with the $686 million of sales in the same period last year. Nearly all of the sales decline for both the second quarter and first half of 2001 occurred in the electric motor business which experienced lower sales for most product lines primarily as a result of sluggish economic conditions.

Second quarter earnings of $10.7 million were $6.9 million, or 39 percent lower than last year's record second quarter earnings of $17.6 million. Earnings of $19.2 million for the first half of 2001 were $12.5 million lower than earnings of $31.7 million in the first half of 2000. On a diluted per share basis, second quarter earnings declined from $.74 in 2000 to $.45 in 2001. Continuing earnings per share for the first half of 2001 were $.81 compared with $1.34 in the same period last year. The lower year over year earnings for the second quarter and first half of the year were due mostly to the sales volume reduction at the electric motors operation.

The gross profit margin for the second quarter declined from 21.5 percent in 2000 to 19.0 percent in 2001. The year to date gross profit margin in 2001 was
18.7 percent compared with 21.4 percent in the same period in 2000. The lower margins in both the second quarter and first half of 2001 resulted primarily from under-absorption of manufacturing costs associated with the lower volume in the electric motor business.

Second quarter sales of Electric Motor Technologies were $222 million or $32 million less than the second quarter of 2000. Year-to-date sales for this segment were $448 million, a decline of $58 million from 2000 first half sales of $506 million. Overall economic sluggishness, reduced discretionary spending on the part of consumers, and inventory adjustments by large retailers adversely affected motor demand in agricultural, pool and spa, air compressor, and home improvement markets. Sales of heating and air conditioning motors declined compared with the prior year while hermetic air conditioning motor sales began to stabilize in the second quarter as improved exports overcame a decline in the domestic market.

Second quarter operating profits for Electric Motor Technologies decreased from $28.5 million in 2000 to $15.4 million in 2001. Earnings for the first six months of the year declined from $54.6 million to $29.4 million in 2001. The significant decline in earnings was due mostly to lower sales volume, higher costs for Mexican labor, and competitive pressures in a number of the company's major markets. The second quarter and first half of 2000 benefited from a favorable earnings adjustment of $2.3 million associated with a one-time vacation policy adjustment.

Second quarter and first half sales in 2001 for Water Systems Technologies were $86.7 million and $178.6 million, respectively, slightly lower than the comparable periods in 2000. Lower sales in the segment's residential and commercial businesses and certain international markets, offset improved sales in the Chinese water heater operation.

Operating profits for Water Systems Technologies were $9.9 million in the second quarter of 2001 reflecting a $1.0 million increase over the same period last year. For the first half of 2001, earnings were $19.7 million or seven percent higher than earnings of $18.5 million in the first six months of 2000. The improved earnings performance in the second quarter and first half of 2001 compared with the same periods in 2000 were the result of increased earnings in the residential business and continued progress in the Chinese operation.

Selling, general and administrative (SG&A) expense in the second quarter and first half of 2001 were lower than the same periods in 2000 by $3.0 million and $7.8 million, respectively. The lower SG&A was a function of lower sales, cost reduction programs and lower corporate expense. As a proportion of sales, 2001 SG&A was similar to year ago rates.

Interest expense for the second quarter and first half of 2001 was lower than the comparable periods in 2000 by $1.8 million and $2.5 million, respectively, due to lower debt levels and declining interest rates.

Other expense in the second quarter and first half of 2001 was higher than the same periods in 2000 due to the recognition of certain non-recurring income items in the second quarter of 2000.

The effective tax rate for the first six months of the year was 35.5 percent in 2001 and 36.0 percent in 2000. The second quarter effective tax rate was 34.2 percent compared with 35.4 percent in the same period of 2000. The decrease in the effective tax rates is due primarily to the second quarter initiation of an international tax strategy to improve the tax efficiency of the company. The impact on net earnings in 2001 was minimal, since consulting fees associated with this tax strategy partially offset the tax benefit recognized in the second quarter. The company anticipates that the tax strategy will reduce taxes for the foreseeable future.

In the first six months of 2000, the company recognized after-tax earnings from discontinued operations of $.4 million associated with the operations of the storage tank business. This entity was sold in January of 2001. A more detailed discussion of the sale transaction can be found in the company's 2000 Annual Report or Form 10-K.

Outlook
The widespread weakness in the U. S. industrial economy makes it very difficult to forecast future performance with any degree of certainty. The company expects that this economic weakness, as well as the seasonal nature of several of its key motor markets, will result in lower sales in the second half of 2001. Furthermore, although the company anticipates second half sales in 2001 to exceed the second half of 2000, market conditions will cause this growth to be modest.

Primarily as a result of the continued market softness, the company expects earnings to range between $.20 and $.25 per share for the third quarter. For the entire year, it estimates that earnings will be in a range of $1.20 to $1.30.

Liquidity & Capital Resources
The company's working capital for continuing operations was $233.7 million at June 30, 2001, $20.7 million higher than at December 31, 2000. Accounts receivable balances were $29.1 million higher as a result of seasonally higher sales in the second quarter of 2001 compared with the fourth quarter of 2000. The largest component of the increase in other current assets was a $7.0 million increase in receivable due to payments of claims associated with the dip tube class action lawsuit (described in more detail in Part 1, Item 3 and Note 12 of the Notes to Consolidated Financial Statements in the company's Form 10-K Report for the year ended December 31, 2000, which are incorporated herein by reference). Higher accounts payable balances and lower inventory levels partially offset these increases. Cash provided by continuing operations during the first half of 2001 was $17.3 million compared with $30.2 million during the same time period one year ago due to lower earnings as explained above.

Capital expenditures during the first half of 2001 totaled $15.5 million compared with $20.7 million during the same period in 2000. The company expects capital spending in 2001 to be essentially the same as in 2000 and that such spending will be covered by operating cash flow.

In connection with the MagneTek acquisition in August 1999, additional purchase liabilities of $17.9 million were recorded, which included employee severance and relocation as well as certain facility exit costs. Costs incurred and charged against the liability to date totaled $4.7 million. The majority of the activities are expected to be completed by the end of 2001.

The company's long term debt decreased by $40.5 million, from $316.4 million at December 31, 2000 to $275.9 million at June 30, 2001. The proceeds received from the divestiture of the storage tank business in the first quarter 2001 were used to reduce debt. The company's leverage as measured by the ratio of total debt to total capitalization improved to 38 percent at June 30, 2001 from 42 percent at the end of last year. On June 8, 2001, the company issued $50 million in senior notes under loan facilities with various insurance companies. The notes range in maturity from 2013 to 2016 and carry an interest rate of 7.28 percent. The proceeds from the notes were used to repay floating rate debt.

At its July 10, 2001 meeting, the company's Board of Directors declared a regular quarterly dividend and will pay $.13 per share on its common stock (Class A Common and Common). The dividend is payable on August 15, 2001 to shareholders of record July 31, 2001.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

As is more fully described in the company's annual report on Form 10-K for the year ended December 31, 2000, the company is exposed to various types of market risks, primarily currency and certain commodities. The company monitors its risks in such areas on a continuous basis and generally enters into forward and futures contracts to minimize such exposures. These contracts generally last for periods of up to eighteen months. The company does not engage in speculation in its derivatives strategies. It is important to note that gains and losses from the company's forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

Forward Looking Statements
Certain statements in this report are "forward-looking statements." These forward-looking statements can generally be identified as such because the context of the statement will include words such as the company "believes," "anticipates," "estimates," "expects," "projects," or words of similar import.

Although the company believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business, there can be no assurance that the results expressed in forward-looking statements will be realized. Although a significant portion of the company's sales are derived from the replacement of previously installed product, and such sales are therefore less volatile, numerous factors may affect actual results and cause results to differ materially from those expressed in forward-looking statements made by, or on behalf of, the company. The company considers most important among such factors, general economic conditions, cost stability, foreign currency fluctuations, climatic conditions, competitive pressures, and the successful implementation of cost reduction programs including the integration of the MagneTek electric motors acquisition.

All subsequent written and oral forward-looking statements attributable to the company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements.

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS
In the legal and environmental matters discussed in Part 1, Item 3 and Note 12 of the Notes to Consolidated Financial Statements in the company's Form 10-K Report for the year ended December 31, 2000, which are incorporated herein by reference, the company reported that the U.S. EPA and the former owner of a mining company settled their respective claims against each other in a lawsuit concerning the costs to remediate a former mine site in Colorado, that upon final approval of the settlement both parties would dismiss their claims against each other, and that the former owner indicated he intended to continue to pursue his contribution claim against the company. The company's motion for summary judgment in that action has been granted and the former owner's claims against the company have been dismissed. The company reported in its Form 10-Q for the first quarter of 2001, which is incorporated herein by reference, that the State of Colorado brought a legal action against the company and other PRPs to recover its remediation costs at the same site. The company has filed a motion for summary judgment in that action. The court has not ruled on that motion which contains grounds for dismissal that are similar to those asserted in the related action as well as additional grounds for dismissal. The company continues to believe it has very good defenses to the State's claims in this action. Except with respect to these matters, there have been no material changes in the legal or environmental matters that were previously reported.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 5, 2001, the company mailed a proxy statement to its stockholders relating to the annual meeting of stockholders on April 4, 2001. The annual meeting included the election of directors and the ratification of Ernst & Young LLP as the independent auditors of the company for 2001.

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

1.   Election of Directors

Class A Common Stock Directors                 Votes For          Votes Withheld

W. Michael Barnes                              8,603,098               1,352
Glen R. Bomberger                              8,603,098               1,352
Robert J. O'Toole                              8,603,098               1,352
Dr. Agnar Pytte                                8,603,098               1,352
Bruce M. Smith                                 8,603,098               1,352
Mark D. Smith                                  8,603,098               1,352

Common Stock Directors                         Votes For          Votes Withheld

William F. Buehler                            11,758,529              70,327
Kathleen J. Hempel                            11,756,328              72,528

2.  Ratification of Ernst & Young LLP as Independent Auditors

                                                                        Broker
COMBINED CLASS VOTE:                 Votes For     Votes Against     Abstentions

Class A Common Stock and
Common Stock (1/10th vote)           9,783,141         2,819            1,776

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.


                                              A. O. SMITH CORPORATION




July 26, 2001                                 /s/John J. Kita
                                              --------------------------------
                                              John J. Kita
                                              Vice President,
                                              Treasurer and Controller




July 26, 2001                                 /s/Kenneth W. Krueger
                                              --------------------------------
                                              Kenneth W. Krueger
                                              Senior Vice President
                                              and Chief Financial Officer