Form 10-Q
period 2001-09-30
SMITH A O CORP
filed 2001-10-24
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-    SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2001

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--   SECURITIES EXCHANGE ACT OF 1934
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___


  Class A Common Stock Outstanding as of September 30, 2001    8,664,389 shares

      Common Stock Outstanding as of September 30, 2001    15,111,428 shares

                              Exhibit Index Page 18

                                      Index

                             A. O. Smith Corporation


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Statements of Earnings and Retained Earnings
     - Three and nine months ended September 30, 2001 and 2000                3

     Condensed Consolidated Balance Sheets
     - September 30, 2001 and December 31, 2000                               4

     Condensed Consolidated Statements of Cash Flows
     - Nine months ended September 30, 2001 and 2000                          5

     Notes to Condensed Consolidated Financial Statements
     - September 30, 2001                                                  6-10

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                 11-14

Item 3. Quantitative and Qualitative Disclosure of Market Risk               14

Part II. Other Information

Item 1. Legal Proceedings                                                    16

Item 4. Submission of Matters to a Vote of Security Holders                  16

Item 5. Other Information                                                    16

Item 6. Exhibits and Reports on Form 8-K                                     16

Signatures                                                                   17

Index to Exhibits                                                            18

PART I--FINANCIAL INFORMATION
-----------------------------
ITEM 1--FINANCIAL STATEMENTS
----------------------------

                                           A.O. SMITH CORPORATION
                                CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                            AND RETAINED EARNINGS
                           Three and Nine Months ended September 30, 2001 and 2000
                                   (000 omitted except for per share data)
                                                 (unaudited)
                                                         Three Months Ended            Nine Months Ended
                                                            September 30                  September 30
                                                       -----------------------       ----------------------
                                                         2001          2000            2001         2000
                                                       ---------     ---------       ---------    ---------
Continuing Operations
     Electric Motor Technologies                      $  186,535    $  211,447      $  634,418   $  717,369
     Water Systems Technologies                           82,597        79,377         261,197      259,306
                                                       ---------     ---------       ---------    ---------
     Net Sales                                           269,132       290,824         895,615      976,675
     Cost of products sold                               226,496       236,488         735,599      775,502
                                                       ---------     ---------       ---------    ---------
     Gross profit                                         42,636        54,336         160,016      201,173
     Selling, general and administrative expenses         35,376        35,287         109,837      117,582
     Interest expense                                      4,165         5,595          12,867       16,759
     Amortization of intangibles                           1,733         1,739           5,200        5,198
     Other (income) expense - net                            763           241           1,711          554
                                                       ---------     ---------       ---------    ---------
                                                             599        11,474          30,401       61,080
     Provision for income taxes                              213         4,131          10,793       21,989
                                                       ---------     ---------       ---------    ---------
Earnings from Continuing Operations                          386         7,343          19,608       39,091

Discontinued Operations (note 4)
     Gain on disposition less related
        income tax provision - $977 & $1,253                   -         1,493               -        1,917
                                                       ---------     ---------       ---------    ---------

Net Earnings                                          $      386    $    8,836      $   19,608   $   41,008
                                                       =========     =========       =========    =========

Retained Earnings
Balance at beginning of period                        $  562,320    $  557,759      $  549,237   $  531,204
Net Earnings                                                 386         8,836          19,608       41,008
Cash dividends on common shares                           (3,089)       (3,044)         (9,228)      (8,661)
                                                       ---------     ---------       ---------    ---------

Balance at End of Period                              $  559,617    $  563,551      $  559,617   $  563,551
                                                       =========     =========       =========    =========

Basic Earnings per Common Share (note 8)
        Continuing Operations                              $0.02         $0.31           $0.83        $1.68
        Discontinued Operations                                -          0.07               -         0.08
                                                       ---------     ---------       ---------    ---------
        Net Earnings                                       $0.02         $0.38           $0.83        $1.76
                                                       =========     =========       =========    =========

Diluted Earnings per Common Share (note 8)
        Continuing Operations                              $0.02         $0.31           $0.82        $1.65
        Discontinued Operations                                -          0.06               -         0.08
                                                       ---------     ---------       ---------    ---------
        Net Earnings                                       $0.02         $0.37           $0.82        $1.73
                                                       =========     =========       =========    =========

Dividends per Common Share                                 $0.13         $0.13           $0.39        $0.37


See accompanying notes to unaudited condensed consolidated financial statements.

PART I--FINANCIAL INFORMATION
-----------------------------
ITEM 1--FINANCIAL STATEMENTS
----------------------------

                                           A.O. SMITH CORPORATION
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  September 30, 2001 and December 31, 2000
                                                (000 omitted)
                                                                      (unaudited)
                                                                   September 30, 2001         December 31, 2000
                                                                   ------------------         -----------------
Assets
     Current Assets
     Cash and cash equivalents (note 2)                              $     12,841               $     15,287
     Receivables                                                          175,258                    169,117
     Inventories (note 5)                                                 158,012                    169,630
     Deferred income taxes                                                  3,955                      7,215
     Other current assets                                                  42,941                     22,199
     Net current assets - discontinued operations (note 4)                      -                     22,651
                                                                      -----------                -----------
     Total Current Assets                                                 393,007                    406,099

     Property, plant and equipment                                        563,053                    542,018
     Less accumulated depreciation                                        286,031                    259,183
                                                                      -----------                -----------
     Net property, plant and equipment                                    277,022                    282,835
     Net goodwill and other intangibles                                   239,854                    244,821
     Other assets                                                         116,447                    107,928
     Net long-term assets - discontinued operations (note 4)                    -                     17,493
                                                                      -----------                -----------
     Total Assets                                                    $  1,026,330               $  1,059,176
                                                                      ===========                ===========

Liabilities
     Current Liabilities
     Trade payables                                                  $     96,333               $     91,780
     Accrued payroll and benefits                                          24,265                     27,388
     Accrued liabilities                                                   34,800                     26,865
     Product warranty                                                      11,648                     11,574
     Income taxes                                                             307                      1,695
     Long-term debt due within one year                                    13,272                     11,129
                                                                      -----------                -----------
     Total Current Liabilities                                            180,625                    170,431

     Long-term debt (note 6)                                              260,508                    316,372
     Deferred income taxes                                                 73,097                     62,122
     Other liabilities                                                     54,675                     61,856
                                                                      -----------                -----------

     Total Liabilities                                                    568,905                    610,781

Stockholders' Equity
     Class A common stock, $5 par value: authorized
        14,000,000 shares; issued 8,696,984                                43,485                     43,614
     Common stock, $1 par value: authorized 60,000,000
        shares; issued  23,852,378                                         23,852                     23,827
     Capital in excess of par value                                        54,613                     53,521
     Retained earnings (note 6)                                           559,617                    549,237
     Accumulated other comprehensive loss (note 7)                         (9,328)                    (5,438)
     Treasury stock at cost                                              (214,814)                  (216,366)
                                                                      -----------                -----------
     Total Stockholders' Equity                                           457,425                    448,395
                                                                      -----------                -----------
Total Liabilities and Stockholders' Equity                           $  1,026,330               $  1,059,176
                                                                      ===========                ===========

See accompanying notes to unaudited condensed consolidated financial statements

PART I--FINANCIAL INFORMATION
-----------------------------
ITEM 1--FINANCIAL STATEMENTS
----------------------------

                                           A.O. SMITH CORPORATION
                               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                Nine Months Ended September 30, 2001 and 2000
                                                (000 omitted)
                                                (unaudited)
                                                                                     Nine Months Ended
                                                                                       September 30
                                                                              ------------------------------
                                                                                2001                 2000
                                                                              ---------            ---------
Operating Activities
Continuing
       Earnings from continuing operations                                  $    19,608          $    39,091
       Adjustments to reconcile net earnings to net cash provided by operating activities:
            Depreciation                                                         28,427               27,796
            Amortization                                                          6,407                6,352
            Net change in current assets and liabilities                         (8,650)                 (82)
            Net change in other noncurrent assets and liabilities                (6,955)              (2,263)
            Other                                                                 1,196                1,147
                                                                              ---------            ---------

Cash Provided by Operating Activities                                            40,033               72,041

Investing Activities
       Capital expenditures                                                     (23,395)             (30,114)
       Other                                                                       (700)                (762)
                                                                              ---------            ---------
Cash Used in Investing Activities                                               (24,095)             (30,876)

Financing Activities
       Debt retired                                                             (53,721)             (29,589)
       Net proceeds from common stock and option activity                         1,238                  608
       Dividends paid                                                            (9,228)              (8,661)
                                                                              ---------            ---------
Cash Used in Financing Activities                                               (61,711)             (37,642)

Cash Provided by (Used in) Discontinued Operations                               43,327               (9,788)
                                                                              ---------            ---------

       Net decrease in cash and cash equivalents                                 (2,446)              (6,265)
       Cash and cash equivalents-beginning of period                             15,287               14,761
                                                                              ---------            ---------

Cash and Cash Equivalents - End of Period (note 2)                           $   12,841           $    8,496
                                                                              =========            =========

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                             A. O. SMITH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (unaudited)

1.   Basis of Presentation
     The condensed consolidated financial statements presented herein are based on interim figures and are subject to audit. In the opinion of management, all adjustments consisting of normal accruals considered necessary for a fair presentation of the results of operations and of financial position have been made. The results of operations for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2000 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the 2001 presentation.

2.   Statement of Cash Flows
     For purposes of the Consolidated Statement of Cash Flows, cash and cash equivalents include short-term investments held primarily for cash management purposes. These investments generally mature within three months from the date of acquisition.

3.   Acquisition
     On August 2, 1999, A. O. Smith Corporation (the company) acquired the assets of MagneTek, Inc.'s (MagneTek) domestic electric motor business and six wholly owned foreign subsidiaries for $244.6 million. In connection with the MagneTek acquisition, the company recorded additional purchase liabilities of $17.9 million, which included employee severance and relocation, as well as certain facility exit costs. Costs incurred and charged against the liabilities to date totaled $6.3 million. The majority of the activities are expected to be completed in six to nine months.

4.   Discontinued Operations
     In the first quarter 2000, the company, with the approval of the Board of Directors, decided to divest its fiberglass piping and liquid and dry bulk storage tank businesses. These sales were completed in December 2000 and January 2001, respectively. Net sales of these businesses were $34.0 million and $97.0 million for the three- and nine-month periods ended September 30, 2000.

     The operating results of the discontinued businesses have been reported separately as discontinued operations in the accompanying financial statements. Certain expenses have been allocated to the discontinued operations, including interest expense, which was allocated based on the ratio of net assets of the discontinued businesses to the total consolidated capital of the company.

5.   Inventories (000 omitted)
                                          September 30, 2001   December 31, 2000
                                          ------------------   -----------------
     Finished products                       $     98,587        $    109,702
     Work in process                               35,293              37,186
     Raw materials                                 41,601              40,191
     Supplies                                         840                 860
                                              -----------         -----------
                                                  176,321             187,939
     Allowance to state inventories
       at LIFO cost                                18,309              18,309
                                              -----------         -----------
                                             $    158,012        $    169,630
                                              ===========         ===========

6.   Long-Term Debt

     The company's credit agreement and term notes contain certain conditions and provisions which restrict the company's payment of dividends. Under the most restrictive of these provisions, retained earnings of $61.5 million were unrestricted as of September 30, 2001. The company renewed its credit facility in the amount of $83 million, which expires on July 26, 2002. In addition, the company has available a $250 million credit facility that expires August 2, 2004.

7.   Comprehensive Earnings (000 omitted)

     The company's comprehensive earnings were comprised of net earnings, foreign currency translation adjustments, and in 2001, realized and unrealized gains and losses on cash flow derivative instruments. Also included in comprehensive earnings for the nine-month period ended September 30, 2001 was a cumulative loss on cash flow hedges of approximately $0.6 million in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001.

                                                         Three Months Ended        Nine Months Ended
                                                           September 30              September 30
                                                        --------------------     ---------------------
                                                          2001        2000          2001        2000
                                                        ---------  ---------     ---------   ---------
     Net Earnings                                       $     386  $  8,836      $ 19,608    $  41,008

     Other comprehensive earnings (loss):
       Foreign currency translation adjustments               502     (1,471)         (665)     (2,860)
       Unrealized net losses on cash flow
        derivative instruments less related income
        tax benefit - $3,243 & $2,106                      (5,004)         -        (3,225)          -
                                                        ---------  ---------     ---------   ---------

     Comprehensive Earnings (loss)                      $  (4,116) $   7,365     $  15,718   $  38,148
                                                        =========  =========     =========   =========

8.   Earnings per Share of Common Stock

     The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

                                                         Three Months Ended        Nine Months Ended
                                                           September 30              September 30
                                                       ----------------------    ----------------------
                                                          2001        2000          2001        2000
                                                       ----------  ----------    ----------  ----------
     Denominator for basic earnings
        per share
        - weighted-average shares                      23,707,974  23,371,624    23,622,093  23,365,685

     Effect of dilutive stock options                     217,383     254,276       267,212     320,586
                                                       ----------  ----------    ----------  ----------

     Denominator for diluted earnings
       per share                                       23,925,357  23,625,900    23,889,305  23,686,271
                                                       ==========  ==========    ==========  ==========

9.   Operations by Segment (000 omitted)

                                                         Three Months Ended        Nine Months Ended
                                                           September 30              September 30
                                                        --------------------     ---------------------
                                                          2001        2000          2001        2000
                                                        ---------  ---------     ---------   ---------
     Net Sales
     Electric Motor Technologies                        $ 186,535  $ 211,447     $ 634,418   $ 717,369
     Water Systems Technologies                            82,597     79,377       261,197     259,306
                                                        ---------  ---------     ---------   ---------
     Net Sales                                          $ 269,132  $ 290,824     $ 895,615   $ 976,675
                                                        =========  =========     =========   =========

     Earnings before Interest and Taxes
     Electric Motor Technologies                        $   1,622  $  15,643     $  31,025   $  70,202
     Water Systems Technologies                             8,824      7,086        28,560      25,536
                                                        ---------  ---------     ---------   ---------
     Total Segments                                        10,446     22,729        59,585      95,738

     Corporate Expenses                                    (5,682)    (5,660)      (16,317)    (17,899)
     Interest Expense                                      (4,165)    (5,595)      (12,867)    (16,759)
                                                        ---------  ---------     ---------   ---------
     Earnings from Continuing
       Operations before Income Taxes                         599     11,474        30,401      61,080

     Provision for Income Taxes                              (213)    (4,131)      (10,793)    (21,989)
                                                        ---------  ---------     ---------   ---------
     Earnings from Continuing Operations               $      386  $   7,343     $  19,608   $  39,091
                                                        =========  =========     =========   =========

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

     The company utilizes certain derivative instruments to enhance its ability to manage currency exposures and raw materials price risks. Derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes. The company has hedged certain of its forecasted exposures. Approximately 98 percent of these contracts expire by December 31, 2002. The contracts are executed with major financial institutions with no credit loss anticipated for failure of the counterparties to perform.

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

     Forward contracts are accounted for as cash flow hedges of a forecasted transaction. The fair value of these currency derivatives of approximately $2.3 million as of September 30, 2001 has been recorded in other current assets. Gains and losses on these instruments are recorded in other comprehensive income(loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income(loss) to the statement of earnings on the same line item as the underlying transaction. The assessment of effectiveness for forward contracts is based on changes in the forward rates.

     Commodity Future Contracts

     In addition to entering into supply arrangements in the normal course of business, the company also enters into future contracts to fix the cost of certain raw material purchases, principally copper, with the objective of minimizing changes in inventory cost due to market price fluctuations.

     The commodity future contracts are designated as cash flow hedges. Derivative commodity liabilities of approximately $8.0 million are recorded in accrued liabilities as of September 30, 2001 with the value of the effective portion of the contracts of approximately $7.4 million recorded in accumulated other comprehensive income(loss) and reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. Ineffective portions of the commodity hedges are recorded into earnings in the period in which the ineffectiveness occurs in the same statement of earnings line item as the intended underlying exposure is recorded. Hedge ineffectiveness and impact on earnings was not material for the three- and nine-month periods ended September 30, 2001.

     The majority of the amounts in accumulated other comprehensive income(loss) for cash flow hedges are expected to be reclassified into earnings within a year.

11.  Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning January 1, 2002. We are currently assessing the financial impact SFAS No. 141 and No. 142 will have on our Consolidated Financial Statements. However, the company anticipates that substantially all amortization of goodwill as a charge to earnings will be eliminated. This amount in 2001 is expected to be approximately $7 million.

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-----------------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

RESULTS OF OPERATIONS
---------------------
FIRST NINE MONTHS OF 2001 COMPARED TO 2000
------------------------------------------

Sales in the third quarter of 2001 were $269.1 million or 7.5 percent less than last year's third quarter sales of $290.8 million. Sales for the first nine months of 2001 were $895.6 million or 8.3 percent less than the $976.7 million of sales in the same period last year. The sales decline for both the third quarter and first nine months of 2001 occurred in the electric motor business which continues to experience lower sales for most product lines primarily as a result of the downturn in the domestic economy.

Third quarter earnings were $0.4 million or almost $6.9 million lower than last year's third quarter earnings of $7.3 million. Earnings for the first nine months of 2001 were $19.6 million or approximately half of the nine month earnings of $39.1 million in 2000. On a diluted per share basis, third quarter earnings declined from $.31 in 2000 to $.02 in 2001. Earnings per share for the first nine months of 2001 were $.82 compared with $1.65 in the same period last year. Lower earnings for the third quarter and first nine months were due primarily to the lower sales volume in the electric motor business.

The gross profit margin for the third quarter declined from 18.7 percent in 2000 to 15.8 percent in 2001. The year to date gross profit margin demonstrated a similar decline from 20.6 percent to 17.9 percent. Lower margins in the motor business resulting from under-absorbed manufacturing costs associated with lower volume, Mexican wage inflation, increased costs for certain raw materials, and competitive pressures caused the lower gross profit margin for the quarter and first nine months.

Third quarter sales of Electric Motor Technologies were $186.5 million or almost $25 million lower than the third quarter of 2000 sales of $211.5 million. Year to date sales for this segment were $634.4 million, a decline of $83 million from sales of $717.4 million in the same period last year. The decreased demand for motors in both the third quarter and first nine months was due to a number of factors including general economic conditions, reduced discretionary spending on the part of consumers, and inventory adjustments by air conditioning manufacturers and retailers.

Third quarter operating profits of Electric Motor Technologies declined from $15.6 million in 2000 to $1.6 million in 2001. On a year to date basis, earnings declined $39.2 million from $70.2 million in 2000 to $31.0 million in 2001. The significant decline in earnings was due mostly to lower sales volume, higher costs for Mexican labor and raw materials, and a more competitive marketplace.

On October 17, 2001, the company announced that in response to the challenging market conditions in its electric motor markets, it would initiate a program to reduce fixed cost and improve contribution margins. The program consists of three major elements. The first involves a manpower reduction of approximately ten percent of the salaried workforce in the motor segment with reductions commencing immediately to be substantially completed in early 2002. The second element targets improved contribution margins and involves the repositioning of additional parts fabrication and assembly work to lower cost Mexican operations. A portion of the work currently performed at six domestic plants will be transferred to the company's operations in Juarez, Acuna and Monterrey, Mexico. The third element involves the consolidation of distribution activities into three hub warehouses thereby reducing cost and improving customer service. The last two elements are expected to be substantially completed by December 2002. The program will result in a pretax charge of approximately $9.0 million in the fourth quarter of 2001, and is expected to generate pretax savings of more than $16.0 million in 2002 and $20.0 to $25.0 million annually thereafter.

Third quarter sales for Water Systems Technologies in 2001 were $82.6 million exceeding 2000 third quarter sales of $79.4 million by 4 percent primarily on the strength of higher sales of residential product. Sales of $261.2 million for the first nine months of 2001 were slightly higher than sales of $259.3 million in the same period last year.

Operating profits for Water Systems Technologies were $8.8 million in the third quarter of 2001 reflecting a $1.7 million increase over the same period last year. Through the first nine months of 2001, earnings were $28.6 million or 11.8 percent higher than earnings of $25.5 million in the same period last year. The improved earnings performance in the third quarter and first nine months of 2001 compared with the same periods in 2000 was the result of higher volume, better performance in China, and improved plant efficiencies throughout the organization.

On September 17, 2001, the company announced it had reached a definitive agreement to acquire State Industries, Inc., a privately held manufacturer of residential and commercial water heaters. The acquisition price will be $58 million for all of the outstanding shares, and the assumption of approximately $51 million of State Industries' debt. The acquisition is expected to be completed in the fourth quarter, subject to government approval. State Industries, headquartered in Ashland City, Tennessee, manufactures a comprehensive line of residential and commercial water heaters and reported fiscal 2000 sales of approximately $325 million. The company expects the acquisition will increase earnings by $.15 per share in 2002, with accretion of $.30 per share in 2003.

Selling, general and administrative (SG&A) expense was $35.4 million in the third quarter, about equal to the third quarter of 2000. Last year's third quarter benefited from certain favorable adjustments to selling expense accruals. On a year to date basis, SG&A was $7.7 million less than the first nine months of 2000 as a result of volume related reductions in selling expenses, cost reduction programs and lower accruals for incentive plans. Relative to sales, SG&A for the first nine months was 12.3 percent and 12.0 percent in 2001 and 2000, respectively.

Interest expense for the third quarter and first nine months of 2001 was lower than the comparable periods in 2000 by $1.4 million and $3.9 million, respectively, due to lower debt levels and declining interest rates.

Other expense for the third quarter and first nine months of 2001 was higher than the same periods in 2000 due to the recognition of certain non-recurring income items in 2000.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning January 1, 2002. We are currently assessing the financial impact SFAS No. 141 and No. 142 will have on our Consolidated Financial Statements. However, the company anticipates that substantially all amortization of goodwill as a charge to earnings will be eliminated. This amount in 2001 is expected to be approximately $7 million.

The effective tax rate of approximately 35.5 percent in both the third quarter and first nine months of 2001 was slightly lower than the effective rate of 36.0 percent in the same periods last year.

In the first nine months of 2000, the company recognized after-tax earnings from discontinued operations of $1.9 million associated with the operations of the storage tank business. This entity was sold in January 2001. A more detailed discussion of the sale transaction can be found in the company's 2000 annual report on Form 10-K.

Outlook
The continuing economic weakness, coupled with the uncertainty created by the events of the past month, makes forecasting future market conditions extremely difficult. For the fourth quarter, the company anticipates that the conditions in its major motor markets will continue and further anticipates that these conditions, combined with normal seasonal trends, will result in lower sales in the fourth quarter and break-even profitability before the approximately $9 million for restructuring and other related costs.

Furthermore, the company is very cautious about the 2002 outlook and doesn't anticipate demand to pick up significantly in its major motor markets in the first half of the year. However, the addition of State Industries, if the company achieves regulatory approval, will have a positive impact of approximately $.15 per share on 2002 earnings. That, combined with the previously discussed change in accounting for goodwill and the benefit of the cost-reduction program, will have a positive effect on next year's financial performance. Consequently, the company estimates that 2002 earnings will be in a range of $1.40 to $1.60 per share.

Liquidity & Capital Resources
The company's working capital for continuing operations was $213.4 million at September 30, 2001, which was essentially unchanged in total from the $213.0 million at December 31, 2000. Lower inventory levels and higher accounts payable balances were partially offset by higher receivable balances. In addition, other current assets increased by $20.7 million. The largest component of the increase in other current assets was a $10.0 million increase in a receivable due to payments of claims associated with the dip tube class action lawsuit (described in more detail in

Part 1, Item 3 and Note 12 of the Notes to Consolidated Financial Statements in the company's Form 10-K Report for the year ended December 31, 2000, which are incorporated herein by reference). Cash provided by continuing operations during the first nine months of 2001 was $40.0 million compared to $72.0 million during the same period one year ago primarily due to lower earnings as explained above.

Capital expenditures by continuing operations during the first nine months of 2001 totaled $23.4 million compared to $30.1 million during the same period in 2000. The company expects capital spending in 2001 to be approximately $35 million and expects such capital expenditures to be covered by operating cash flow.

In connection with the MagneTek acquisition in August 1999, additional purchase liabilities of $17.9 million were recorded, which included employee severance and relocation as well as certain facility exit costs. Costs incurred and charged against the liability to date totaled $6.3 million. The majority of the activities are expected to be completed in six to nine months.

The company's long term debt decreased by $53.7 million in the first nine months of 2001. The proceeds received from the divestiture of the storage tank business in the first quarter of 2001 were used to reduce debt. The company's leverage as measured by the ratio of total debt to total capitalization improved to 37 percent at September 30, 2001 from 42 percent at the end of last year. The company renewed its credit facility in the amount of $83 million, which expires on July 26, 2002. In addition, the company has available a $250 million credit facility that expires August 2, 2004

At its October 9, 2001 meeting, A. O. Smith's Board of Directors declared a regular quarterly dividend and will pay $.13 per share on its common stock (Class A Common and Common). The dividend is payable on November 15, 2001 to shareholders of record October 31, 2001.


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

Forward Looking Statements
Certain statements in this report are "forward-looking statements." These forward-looking statements can generally be identified as such because the context of the statement includes words such as the company "believes," "anticipates," "estimates," "expects," "projects," or words of similar import.

Although the company believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business, there can be no assurance that the results expressed in forward-looking statements will be realized. Numerous factors may affect actual results and cause results to differ materially from those expressed in forward-looking statements made in this release. The company considers most important among such factors, general economic conditions, cost stability, the competitive environment, the completion and eventual integration of the State Industries acquisition, and successful implementation of cost reduction programs.

All subsequent written and oral forward-looking statements attributable to the company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements.

PART II - OTHER INFORMATION
---------------------------
ITEM 1 - LEGAL PROCEEDINGS
--------------------------


In the legal and environmental matters discussed in Part 1, Item 3 and Note 12 of the Notes to Consolidated Financial Statements in the company's Form 10-K Report for the year ended December 31, 2000, and the company's Form 10-Q Report for the second quarter, all of which are incorporated herein by reference, the company reported on the status of two legal actions brought against it and other parties to recover certain costs to remediate a former mine site in Colorado. As previously reported, the company's motion for summary judgment was granted in the second quarter dismissing the claims brought against it by the former owner of the mine. In addition, the company's motion for summary judgment dismissing the claims brought against it by the State of Colorado was granted in the third quarter. While the State of Colorado retains the right to appeal the trial court's decision, the company believes that the trial court's well reasoned decision would be upheld on any appeal brought by the State. Unless such an appeal were to result in a reversal of the trial court's ruling, all claims related to the company's involvement at the mining site have now been dismissed. Except with respect to these matters, there have been no material changes in the legal or environmental matters that were previously reported.

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


                                        A. O. SMITH CORPORATION



October 24, 2001                        /s/John J. Kita
                                        ---------------
                                        John J. Kita
                                        Vice President,
                                        Treasurer and Controller



October 24, 2001                        /s/Kenneth W. Krueger
                                        ---------------------
                                        Kenneth W. Krueger
                                        Senior Vice President
                                        and Chief Financial Officer

                               INDEX TO EXHIBITS
                               -----------------

Exhibit
Number         Description
-------        -----------

               None.