Form 10-K405
period 2001-12-31
SMITH A O CORP
filed 2002-02-21
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001
                                       OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(b) of the Act:

                          Shares of Stock Outstanding   Name of Each Exchange on
Title of Each Class             January 31, 2002             Which Registered
-------------------       ---------------------------   ------------------------
Class A Common Stock                8,653,889            American Stock Exchange
(par value $5.00 per share)
Common Stock                       15,148,169            New York Stock Exchange
(par value $1.00 per share)
Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $13,492,651 for Class A Common Stock and $270,786,309 for Common Stock as of January 31, 2002.

Documents Incorporated by Reference:
1. Portions of the company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference in Part III).

                                     PART 1

ITEM 1 - BUSINESS

A. O. Smith Corporation (the company) serves customers worldwide and consists of two segments, Electric Motor and Water Systems Technologies. The company's electric motor business is one of North America's largest manufacturers of fractional horsepower, integral horsepower alternating current (A/C) and direct current (D/C), and hermetic electric motors. The water systems business is a leading manufacturer of residential and commercial gas and electric water heating equipment and copper tube boilers.

On January 10, 2001, the company sold its engineered storage products business to CST Industries. The sale completed the divestiture of the company's Storage and Fluid Handling business segment. Net cash proceeds from the divestiture were $35.3 million. (See Note 3 to the Consolidated Financial Statements, entitled "Discontinued Operations" which appears elsewhere herein.)

The following table summarizes sales by segment for the company's operations. This segment summary and all other information presented in this section should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, which appear elsewhere herein.

                               Years Ended December 31 (dollars in millions)
                               ---------------------------------------------
                                2001      2000       1999      1998      1997
                                ----      ----       ----      ----      ----

Electric Motor Technologies  $  802.7   $  902.4   $  735.0    $487.4   $397.7

Water Systems Technologies      348.5      345.5      335.3     313.4    305.4
                             --------   --------   --------    ------   ------

Total Operations             $1,151.2   $1,247.9   $1,070.3    $800.8   $703.1
                             ========   ========   ========    ======   ======

ELECTRIC MOTOR TECHNOLOGIES

Segment sales decreased $100 million or 11 percent in 2001 to $803 million and represented 70 percent of total sales. The decrease in sales in 2001 was due to a downturn that began in the heating and air conditioning market during the second half of 2000 that expanded to include the company's other major motor markets.

Electric Motor Technologies manufactures: hermetic motors that are sold worldwide to manufacturers of air conditioning and commercial refrigeration compressors; fractional horsepower fan motors used in furnaces, air conditioners, and blowers; fractional horsepower motors for pumps for home water systems, swimming pools, hot tubs, and spas; fractional horsepower motors used in other consumer products (such as garage door openers); and integral horsepower A/C and D/C motors for industrial and commercial applications. Sales to the heating, ventilating, air conditioning and refrigeration market account for more than 60 percent of segment sales.

The electric motor business continues to move production to its lower cost facilities which are concentrated primarily in Mexico. In addition, the company acquired a 100 percent equity interest in Shenzhen Speeda Industrial Co., Ltd. in December 2001, and will utilize the facility located in the People's Republic of China to manufacture electric motors.

The electric motor business sells directly to original equipment manufacturers
(OEMs) and also markets its products through a distributor network, which sells to smaller OEMs and the after-market. The company estimates that approximately 60 percent of the market is derived from the less cyclical replacement business with the remainder being impacted by general business conditions in the new construction market.

The segment's principal products are sold in competitive markets with its major competitors being Emerson Electric, General Electric, Fasco, Jakel and vertically integrated customers.

WATER SYSTEMS TECHNOLOGIES

Segment sales in 2001 were $349 million, one percent higher than 2000 sales of $346 million and represented 30 percent of total sales.

Domestic residential water heater sales in 2001 were $180 million or approximately 52 percent of segment revenues. The company markets residential gas and electric water heaters through a network of plumbing wholesalers in the United States and Canada. The majority of the company's sales are in the less cyclical replacement market, although the new housing market is also an important portion of the business. The residential water heater market remains highly competitive. On December 28, 2001, the company acquired State Industries, Inc. (State) of Ashland City, Tennessee. State had 2001 sales of approximately $316 million. The company competes with three other manufacturers in supplying over 90 percent of market requirements. The principal competitors of the Water Products business are Rheem Manufacturing, The American Water Heater Group, and Bradford-White.

The company also markets commercial water heating equipment through a network of plumbing wholesalers in the United States and Canada. The company's Water Products business is the largest manufacturer of commercial water heaters in North America. Commercial water heaters are used in a wide range of applications including schools, nursing homes, hospitals, prisons, hotels, motels, laundries, restaurants, stadiums, amusement parks, car washes, and other large users of hot water. The commercial market is characterized by competition from a broader range of products and competitors than occurs in the residential market. The majority of commercial sales are derived from the less cyclical replacement market with the remainder being impacted by general business conditions in the commercial construction market.

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

RESEARCH AND DEVELOPMENT, PATENTS, AND TRADEMARKS

In order to improve competitiveness by generating new products and processes, the company conducts research and development at its Corporate Technology Center in Milwaukee, Wisconsin as well as at its operating units. Total expenditures for research and development in continuing operations in 2001, 2000, and 1999, were approximately $27.6, $24.5, and $23.9 million, respectively.

The company owns and uses in its businesses various trademarks, trade names, patents, trade secrets, and licenses. While a number of these are important to the company, it does not consider a material part of its business to be dependent on any one of them.

EMPLOYEES

The company and its subsidiaries employed approximately 14,800 persons as of December 31, 2001.

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

FOREIGN SALES

Total U.S. export sales from continuing operations were $91 million, $62 million, and $46 million in 2001, 2000, and 1999, respectively. The increase in 2001 was due primarily to the relocation of an electric motors customer from the United States to Mexico.

ITEM 2 - PROPERTIES

The company manufactures its products in 40 plants worldwide. These facilities have an aggregate floor space of 6,602,000 square feet, consisting of 4,845,000 square feet owned by the company and 1,757,000 square feet of leased space. Twenty-three of the company's facilities are foreign plants with 2,122,000 square feet of space, of which 1,024,000 square feet are leased.

The manufacturing plants presently operated by the company are listed below by industry segment.

                       United States                      Foreign
                       -------------                      -------
Electric Motor         McMinnville, TN; Mebane, NC;       Acuna, Mexico;
    Technologies       Monticello, IN; Mt. Sterling, KY;  Bray, Ireland;
  (3,449,000 sq. ft.)  Owosso, MI; Ripley, TN;            Budapest, Hungary;
                       Scottsville, KY; Tipp City, OH;    Gainsborough, England;
                       Upper Sandusky, OH                 Juarez, Mexico (11);
                                                          Monterrey, Mexico (3);
                                                          Shenzhen, People's
                                                           Republic of China

Water Systems          Ashland City, TN; Charlotte, NC;   Juarez, Mexico;
    Technologies       Cookeville, TN; El Paso, TX;       Nanjing, People's
  (3,153,000 sq. ft.)  Florence, KY; Franklin, TN;         Republic of China;
                       McBee, SC; Renton, WA              Stratford, Canada;
                                                          Veldhoven,
                                                           The Netherlands

The principal equipment at the company's facilities consists of presses, welding, machining, slitting, and other metal fabricating equipment, winding machines, and furnace and painting equipment. The company regards its plants and equipment as well-maintained and adequate for its needs. Multishift operations are used where necessary.

In addition to its manufacturing facilities, the company's World Headquarters and Corporate Technology Center are located in Milwaukee, Wisconsin. The company also has offices in Alsip, Illinois; El Paso, Texas; Irving, Texas; London, England; and Singapore.

ITEM 3 - LEGAL PROCEEDINGS

The company is involved in various unresolved legal actions, administrative proceedings, and claims in the ordinary course of its business involving product liability, property damage, insurance coverage, patents, and environmental matters including the disposal of hazardous waste. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, the company believes these unresolved legal actions will not have a material effect on its financial position or results of operations. A more detailed discussion of these matters appears in Note 13 of the Notes to Consolidated Financial Statements.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction of G(3) of Form 10-K, the following is a list of the current executive officers which is included as an unnumbered Item in Part I of this report in lieu of being included in the company's Proxy Statement for its 2002 Annual Meeting of Stockholders.

ROBERT J. O'TOOLE

Chairman of the Board of Directors, President and Chief Executive Officer

Mr. O'Toole, 61, became chairman of the board of directors in March 1992. He is a member of the Investment Policy Committee of the board of directors. He was elected chief executive officer in March 1989. He was elected president, chief operating officer, and a director in 1986. Mr. O'Toole joined the company in 1963. He is a director of Briggs & Stratton Corporation and Factory Mutual Insurance Company.

RANDALL S. BEDNAR

Vice President - Information Technology

Mr. Bednar, 49, was elected vice president-information technology in July 2001. From 1996 until 2000, he was vice president and chief information officer of The Gates Corporation. Prior to the Gates Corporation, he held a series of information technology assignments during 15 years at Rockwell Automation.

CHARLES J. BISHOP

Vice President - Corporate Technology

Dr. Bishop, 60, has been vice president-corporate technology since 1985. Dr. Bishop joined the company in 1981.

MICHAEL J. COLE

Vice President - Asia

Mr. Cole, 57, was elected vice president-Asia in March 1996. Previously he was vice president-emerging markets of Donnelly Corporation, an automotive supplier.

DONALD M. HEINRICH

Senior Vice President and President - A. O. Smith Electrical Products Company

Mr. Heinrich, 49, was elected senior vice president in July 2001, and has been president of A. O. Smith Electrical Products Company, a division of the company, since July 2001. He joined A. O. Smith Electrical Products Company in January 2000 as senior vice president-operations. He also served as president of Smith Fiberglass Products Company, a former division of the company, from November 1997 through January 2000. Mr. Heinrich joined the company in October 1992 as vice president-business development.

JOHN J. KITA

Vice President, Treasurer and Controller

Mr. Kita, 46, was elected vice president, treasurer and controller in April 1996. From 1995 to 1996 he was treasurer and controller. Prior thereto, he served as assistant treasurer since he joined the company in 1988.

KENNETH W. KRUEGER

Senior Vice President and Chief Financial Officer

Mr. Krueger, 45, became senior vice president and chief financial officer in August 2000. Previously he was a group vice president, finance and business planning at Eaton Corporation. Prior to Eaton, he was vice president, finance for Rockwell Automation, where he worked from 1983 to 1999.

RONALD E. MASSA

Senior Vice President and President - A. O. Smith Water Products Company

Mr. Massa, 52, became president of A. O. Smith Water Products Company, a division of the company, in February 1999. He was elected senior vice president in June 1997. He served as the president of A. O. Smith Automotive Products Company, a former division of the company, from June 1996 to April 1997. He was the president of A. O. Smith Water Products Company from 1995 to June 1996 and held other management positions in the Water Products Company prior thereto. He joined the company in 1976.

ALBERT E. MEDICE

Vice President - Europe

Mr. Medice, 59, was elected vice president-Europe in 1995. Previously, from 1990 to 1995, he was the general manager of A. O. Smith Electric Motors (Ireland) Ltd., a subsidiary of the company. Mr. Medice joined the company in 1986 as vice president-marketing for its Electrical Products Company division.

EDWARD J. O'CONNOR

Vice President - Human Resources and Public Affairs

Mr. O'Connor, 61, has been vice president-human resources and public affairs for the company since 1986. He joined the company in 1970.

STEVE W. RETTLER

Vice President - Business Development

Mr. Rettler, 47, was elected vice president-business development in July 1998. Previously he was vice president and general manager of Brady Precision Tape Co., a manufacturer of specialty tape products for the electronics market.

W. DAVID ROMOSER

Vice President, General Counsel and Secretary

Mr. Romoser, 58, was elected vice president, general counsel and secretary in March 1992.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

(a) Market Information. The Common Stock is listed on the New York Stock Exchange. The Class A Common Stock of A. O. Smith Corporation is listed on the American Stock Exchange. The symbols for these classes of the company's stock are: AOS for the Common Stock and SMCA for the Class A Common Stock. Wells Fargo Bank Minnesota, N.A., P.O. Box 64854, St. Paul, Minnesota 55164-0854 serves as the registrar, stock transfer agent, and the dividend reinvestment agent for both classes of the company's common stock.

     Quarterly Common Stock Price Range
     ----------------------------------
          2001                1st Qtr.      2nd Qtr.      3rd Qtr.     4th Qtr.
          ----                --------      --------      --------     --------
          Common Stock
          High                   20.10         19.53         18.50        19.75
          Low                    15.88         16.40         15.25        14.67

          Class A Common
          High                   19.80         19.20         18.30        18.90
          Low                    15.88         16.50         16.00        14.50

          2000                1st Qtr.      2nd Qtr.      3rd Qtr.     4th Qtr.
          ----                --------      --------      --------     --------
          Common Stock
          High                   23.13         22.81         21.38        17.25
          Low                    14.94         17.81         11.19        12.50

          Class A Common
          High                   22.00         22.44         17.25        16.88
          Low                    15.50         17.88         12.00        12.75

(b) Holders. As of January 31, 2002, the number of shareholders of record of Common Stock and Class A Common Stock were 1,186 and 501, respectively.

(c) Dividends. Dividends paid on the common stock are shown in Note 15 to the Consolidated Financial Statements appearing elsewhere herein. The company's credit agreements contain certain conditions and provisions which restrict the company's payment of dividends. Under the most restrictive of these provisions, retained earnings of $58.5 million were unrestricted as of December 31, 2001.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------
(Dollars in Thousands, except per share amounts)

                                                                   Years ended December 31(1)
                                    ------------------------------------------------------------------------------------
                                         2001(2)          2000               1999(3)           1998(4)         1997(5)
                                         ----             ----               ----              ----            ----
Net sales - continuing operations   $   1,151,156     $  1,247,945      $   1,070,339       $   800,803     $   703,050

Earnings (Loss)
Continuing operations                      14,502           41,656             50,270            40,656          32,065

Discontinued operations:
   Operating earnings (loss)                    -                -               (890)            3,835          20,719
   Gain (loss) on disposition                   -          (11,903)            (6,958)                -         101,046
                                     ------------      -----------       ------------        ----------      ----------
                                                -          (11,903)            (7,848)            3,835         121,765
                                     ------------      -----------       ------------        ----------      ----------
Net earnings                        $      14,502     $     29,753      $      42,422       $    44,491     $   153,830
                                     ============      ===========       ============        ==========      ==========
Basic earnings (loss) per share
  of common stock
Continuing operations               $         .61     $       1.78      $        2.17       $      1.73     $      1.16
Discontinued operations                         -             (.51)              (.34)              .16            4.41
                                     ------------      -----------       ------------        ----------      ----------
Net earnings                        $         .61     $       1.27      $        1.83       $      1.89     $      5.57
                                     ============      ===========       ============        ==========      ==========
Diluted earnings (loss) per share
  of common stock
Continuing operations               $         .61     $       1.76      $        2.11       $      1.68     $      1.14
Discontinued operations                         -             (.50)              (.33)              .16            4.32
                                     ------------      -----------       ------------        ----------      ----------
Net earnings                        $         .61     $       1.26      $        1.78       $      1.84     $      5.46
                                     ============      ===========       ============        ==========      ==========
Cash dividends per common share     $         .52     $        .50      $         .48       $       .47     $       .45

                                                                           December 31
                                    ------------------------------------------------------------------------------------
                                         2001              2000              1999              1998             1997
                                         ----              ----              ----              ----             ----
Total assets                        $   1,293,923     $  1,064,868      $   1,065,585       $   736,570     $   682,789
Long-term debt                            390,385          316,372            351,251           131,203         100,972
Total stockholders' equity                451,878          448,395            431,084           401,093         399,705
-------------------------------------------------------------------------------------------------------------------------

(1)  The company has accounted for the fiberglass piping, liquid and dry storage and automotive businesses as discontinued
     operations in the consolidated financial statements. On December 8, 2000, the company sold its fiberglass piping business and on January 10, 2001, the company sold its liquid and dry storage business. On April 18, 1997, the company sold its automotive products business, exclusive of its Mexican automotive affiliate, and on October 1, 1997, the company sold its 40 percent interest in its Mexican affiliate. See Note 3 to the consolidated financial statements included elsewhere herein.
(2)  On December 28, 2001, the company acquired all of the outstanding stock of State Industries, Inc., a manufacturer of a comprehensive line of residential and commercial water heaters. The aggregate purchase price was $117.2 million.
     See Note 2 to the consolidated financial statements included elsewhere herein.
(3)  On August 2, 1999, the company acquired the assets of MagneTek, Inc.'s domestic electric motor business and six wholly owned foreign subsidiaries for $244.6 million. See Note 2 to the consolidated financial statements included elsewhere herein.
(4)  On July 1, 1998, the company acquired certain assets of General Electric Company's domestic compressor motor business for $125.6 million.
(5)  On March 31, 1997, the company acquired UPPCO, Incorporated, a manufacturer of subfractional C-frame electric motors, for $60.9 million.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
A. O. Smith Corporation recorded net earnings from continuing operations of $14.5 million or $.61 per share in 2001 compared with $41.7 million or $1.76 per share in 2000. Excluding a $9.4 million pretax special charge related primarily to the restructuring of its electric motor operations, the company recorded earnings of $20.5 million, or $.86 per share. The significant decline in earnings was primarily due to challenging market conditions in the electric motor business, as explained later in this section. The water systems business established new sales and earnings records in 2001. Individual segment performance will be discussed later in this section.

Working capital for continuing operations at December 31, 2001, was $221.6 million compared with $204.3 million and $207.3 million at December 31, 2000 and 1999, respectively. The increase in working capital in 2001 was due to the December 28, 2001, acquisition of State Industries, Inc. (State), a water heater manufacturing company, for $117.2 million. The modest decline in working capital in 2000 was due to lower accounts receivable resulting from weaker HVAC markets.

Capital expenditures were $35.3 million in 2001 versus $40.5 million in 2000 and $32.8 million in 1999. The decrease in capital spending in 2001 and increase in 2000 occurred in the company's electric motor operation. The company is projecting 2002 capital expenditures of approximately $45 million, an increase over 2001 primarily due to the acquisition of State. The level of 2002 capital expenditures is expected to be marginally lower than 2002 depreciation expense. Cash flow during 2002 is expected to adequately cover projected capital expenditures.

On June 8, 2001, the company issued $50 million in notes under loan facilities with two insurance companies. The notes range in maturity from 2013 to 2016 and carry an interest rate of 7.3 percent. Due to the acquisition of State, long-term debt increased $74.0 million from $316.4 million at December 31, 2000, to $390.4 million at December 31, 2001. The company's leverage as measured by the ratio of total debt to total capitalization was 47 percent at December 31, 2001, compared with 42 percent at the end of 2000. Excluding potential acquisitions, the company expects 2002 cash flow to result in a year-end leverage ratio of approximately 43 percent, closer to its long-term target of 40 percent.

The company expects to have adequate liquidity in 2002 as it has a minimal amount of long-term debt maturing. In addition, it has a $250 million multi-year revolving credit facility with a group of 10 financial institutions that expires on August 2, 2004, and an $83 million 364 day credit agreement with a group of six banks, that expires on July 26, 2002, which will support any short-term borrowing needs (see Note 8 of Notes to the Consolidated Financial Statements).

In connection with the acquisition of State in December 2001, the company recorded additional purchase liabilities of approximately $3.9 million associated with employee severance costs. In addition, the company recorded purchase liabilities of $17.9 million in 1999 associated with the MagneTek motor acquisition, which included employee severance and relocation, as well as certain facility costs. The balance of MagneTek purchase liabilities of $6.5 million at December 31, 2001, are expected to be fully utilized during 2002.

Included in other assets is a $32.8 million receivable due to the payments of claims associated with the dip tube class action lawsuit (see Note 13 of Notes to the Consolidated Financial Statements). The company expects a modest increase to the receivable in 2002. The receivable is classified as a long-term asset because court proceedings will not begin until late 2002 and may not conclude until 2003 or later.

A.O. Smith Corporation has paid dividends for 62 consecutive years. The company paid a total of $.52 per share in 2001 compared with $.50 per share in 2000.

RESULTS OF OPERATIONS
Sales from continuing operations in 2001 were $1.15 billion, a decline of $96.8 million or 7.8 percent from sales of $1.25 billion in 2000. The decrease in sales resulted from an 11 percent decline in the electric motors business, which more than offset a slight increase in sales for the water heater business. Sales in 2000 increased $178 million compared with 1999, with $190 million of the increase resulting from an additional seven months of sales from the August 1999 acquisition of the MagneTek motor business, and an additional $12 million in sales from the company's Chinese water heater operation. These increases were partially offset by lower sales in the company's base electric motor business.

The company's gross profit margin for 2001 was 17.6 percent, compared with 19.9 percent and 21.6 percent in 2000 and 1999, respectively. The decline in gross margin from 2000 to 2001 occurred within the electric motor business and was due primarily to under-absorption of manufacturing costs associated with lower volume, Mexican wage inflation throughout the year, and increased costs for certain raw materials. The lower profit margin in 2000 compared with 1999 was due to inclusion of a full year of sales for the MagneTek acquisition which carried lower margins than the base electric motor business and less favorable cost absorption associated with declining volumes in the latter half of the year.

Sales in the Electric Motor Technologies segment in 2001 were $802.7 million, $100 million or 11 percent lower than 2000 sales of $902.4 million. Sales in 1999 were $735.0 million. The heating, ventilation, and air conditioning (HVAC) business experienced the largest sales decline of $60 million or 11 percent in 2001. The lower demand for motors in 2001 was due to a number of factors including general economic conditions, reduced discretionary spending on the part of consumers, and inventory adjustments by air conditioning manufacturers and retailers. The increase in sales from 1999 to 2000 was due to the additional seven months of ownership of the MagneTek motor business which contributed approximately $190 million in sales. Excluding MagneTek, sales in the underlying motor business declined five percent in 2000 due mostly to a reduction in demand from HVAC customers.

Earnings for the Electric Motor Technologies segment in 2001 were $28.9 million before special charges or $46.6 million lower than 2000 operating earnings of $75.5 million. Earnings in 1999 were $78.9 million. The significant decline in earnings was due mostly to lower sales volume, higher costs for raw materials and Mexican labor, and more competitive market conditions. The decline in earnings from 1999 to 2000 was due primarily to a weaker air conditioning market.

In the fourth quarter of 2001, the company announced a cost reduction program to address its challenging motor market conditions. The program consists of three major elements. The first involves a reduction of approximately 10 percent of the salaried workforce to be completed by the middle of 2002. The second element targets improved contribution margins and involves the repositioning of additional parts fabrication and assembly work to lower-cost Mexican operations and is expected to be completed by the end of the first quarter of 2003. A portion of the work currently performed at six domestic plants will be transferred to the company's operations in Juarez, Acuna, and Monterrey, Mexico. The third element involved re-alignment of distribution activities into three hub warehouses thereby reducing cost and improving customer service and has been completed. A pretax charge of $8.1 million was recognized in the fourth quarter of 2001 of which $0.8 million was spent as of December 31, 2001. The program is expected to generate pretax savings of more than $16.0 million in 2002 and $20.0 to $25.0 million annually thereafter.

Sales for the Water Systems Technologies segment increased slightly from $345.5 million in 2000 to $348.5 million in 2001 and represents the fourth consecutive year of record sales. The increased sales resulted from higher sales of residential products and growth in the Chinese operation, partially offset by lower sales in other international markets. Sales of $345.5 million in 2000 were higher than 1999 sales of $335.3 million due to a significant increase in China where sales almost doubled, contributing an additional $12 million.

Earnings for Water Systems Technologies in 2001 were $40.5 million before special charges, reflecting a 16 percent increase over 2000 earnings of $34.9 million. The improved earnings performance in 2001 was the result of higher volume, better performance in China, and improved plant efficiencies throughout the organization. The earnings improvement from $33.8 million in 1999 to $34.9 million in 2000 resulted from improved performance in China.

On December 28, 2001, the company acquired all of the outstanding stock of State, a manufacturer of residential and standard commercial water heaters. The acquisition will nearly double the size of the company's existing water heater business while complementing the existing wholesale distribution channel and adding a strong presence in the retail market. The company also expects to achieve scale-related synergies as a result of the acquisition. The aggregate purchase price was $117.2 million and was comprised of $57.8 million for the outstanding stock, assumption of $56.3 million in debt, and $3.1 million of acquisition costs. Additionally, the company recognized a special charge of $1.3 million in the fourth quarter of 2001 for lease costs associated with moving the Water Products Company headquarters from Irving, Texas, to Ashland City, Tennessee, State's headquarters. The move is intended to facilitate the integration of the two businesses.

On January 21, 2000, the company announced its decision to exit the storage tank and fiberglass pipe markets, consistent with the company's strategy to expand its presence in the electric motor and water products markets. On December 8, 2000, the company sold the fiberglass business, Smith Fiberglass Products Company, to Varco International Corporation. The transaction took the form of the sale of the majority of the fiberglass piping domestic assets and the sale of the company's equity interest in its Chinese operation. On January 10, 2001, the company sold substantially all of the assets of its storage tank business, Engineered Storage Products Company, to CST Industries. The sale of these businesses resulted in net after-tax proceeds of $62 million. After-tax losses associated with discontinued operations amounted to $11.9 million and $7.8 million in 2000 and 1999, respectively, and consisted mostly of losses associated with the disposition of these businesses. The 2000 loss also included an after-tax charge of $4 million related to revised estimates on certain claims that arose out of the sale of its automotive business in April 1997 (see Note 3 of Notes to the Consolidated Financial Statements).

Selling, general, and administrative (SG&A) expense in 2001 was $145.7 million, $8.0 million lower than the $153.7 million recorded in 2000. The decrease resulted from volume-related reductions in selling expenses, cost reduction programs, and lower accruals for incentive plans. SG&A in 2000 increased $17.4 million over 1999 due to the additional expense associated with a full year of owning the MagneTek motor business. Relative to net sales, SG&A has been stable over the last three years.

Interest expense was $16.4 million in 2001 compared with $22.1 million and $12.8 million in 2000 and 1999, respectively. The decline from 2000 to 2001 was the result of lower average debt levels and declining interest rates while the increase from 1999 to 2000 was due primarily to acquisition-related financings.

Amortization of intangibles was constant in 2001 and 2000, at approximately $7.0 million. The increase from $5.2 million in 1999 to 2000 was associated with the acquisition of MagneTek.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Under the new standards, goodwill and indefinite-lived intangible assets are no longer amortized but instead are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. Accordingly, the goodwill associated with the December 2001 acquisition of State and Shenzhen Speeda Industrial Co., Ltd. (see Note 2 of Notes to the Consolidated Financial Statements) will not be amortized. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the company will apply the new accounting standards beginning January 1, 2002. The company is currently assessing the financial impact SFAS No. 142 will have on its Consolidated Financial Statements. The company anticipates that all of the goodwill amortization of $6.6 million in 2001 will be eliminated as a charge to operations in 2002.

Other expense increased by $1.1 million from 2000 to 2001 due mostly to losses incurred on forward foreign currency contracts. The change from other income of $0.6 million in 1999 to other expense of $0.3 million in 2000 was due to a decrease in interest income as marketable securities were liquidated to fund the MagneTek motor business acquisition.

The company's effective tax rate was 35.5 percent in 2001, 36.0 percent in 2000, and 34.8 percent in 1999. The rate decreased in 2001 as a result of increased research and state tax credits, partially offset by the negative impact of the losses on low-tax foreign jurisdictions. The rate increased in 2000 as a result of fewer research tax credits as compared to 1999.

Outlook
Recent information on lower inventory levels in the HVAC industry is encouraging. The company believes it is taking the actions necessary to adjust its cost base to current sales volumes and will be in a strong position when markets recover to more normal levels. This positioning, coupled with the impact of the State acquisition and the new accounting standards eliminating goodwill amortization, will contribute to earnings growth in 2002 and leads the company to reiterate its earlier forecast of earnings in the range of $1.40 to $1.60 per share. The company further believes first and second quarter earnings will show modest improvement over 2001, with favorable comparisons accelerating in the second half of the year.

OTHER MATTERS

Environmental
The company's operations are governed by a number of federal, state, and local environmental laws concerning the generation and management of hazardous materials, the discharge of pollutants into the environment, and remediation of sites owned by the company or third parties. The company has expended financial and managerial resources complying with such laws. Expenditures related to environmental matters were not material in 2001 and are not expected to be material in any single year. Although the company believes that its operations are substantially in compliance with such laws and maintains procedures designed to maintain compliance, there are no assurances that substantial additional costs for compliance will not be incurred in the future. However, since the same laws govern the company's competitors, the company should not be placed at a competitive disadvantage.

Market Risk
The company is exposed to various types of market risks, primarily currency and certain commodities. The company monitors its risks in such areas on a continuous basis and generally enters into forward and futures contracts to minimize such exposures for periods of less than one year. The company does not engage in speculation in its derivatives strategies. Further discussion regarding derivative instruments is contained in Note 1 of Notes to the Consolidated Financial Statements.

Commodity risks include raw material price fluctuations. The company uses futures contracts to fix the cost of its expected needs with the objective of reducing price risk. Futures contracts are purchased over time periods and at volume levels which approximate expected usage. At December 31, 2001, the company had commodity futures contracts amounting to $57 million of commodity purchases. A hypothetical 10 percent change in the underlying commodity price of such contracts would have a potential impact of $5.7 million. It is important to note that gains and losses from the company's futures contract activities will be offset by gains and losses in the underlying commodity purchase transactions being hedged.

In addition, the company enters into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. At December 31, 2001, the company had net foreign currency contracts outstanding of $81 million. Assuming a hypothetical 10 percent movement in the respective currencies, the potential foreign exchange gain or loss associated with the change in rates would amount to $8.1 million. It is important to note that gains and losses from the company's forward contract activities will be offset by gains and losses in the underlying transactions being hedged.

The company's earnings exposure related to movements in interest rates is primarily derived from outstanding floating-rate debt instruments that are determined by short-term money market rates. At December 31, 2001, the company had $260 million in outstanding floating-rate debt with a weighted-average interest rate of 2.3 percent at year end. A hypothetical 10 percent annual increase or decrease in the year-end average cost of the company's outstanding floating-rate debt would result in a change in annual pretax interest expense of $0.6 million.

Forward-Looking Statements
Certain statements in this report are "forward-looking statements." These forward-looking statements can generally be identified as such because the context of the statement will include words such as the company "believes," "anticipates," "estimates," "expects," "projects," "forecasts," or words of similar import.

Although the company believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business, there can be no assurance that the results expressed in forward-looking statements will be realized. Although a significant portion of the company's sales are derived from the replacement of previously installed product, and such sales are therefore less volatile, numerous factors may affect actual results and cause results to differ materially from those expressed in forward-looking statements made by, or on behalf of, the company. The company considers most important among such factors, the stability in its electric motor and water products markets, the timely and proper integration of the State acquisition, the implementation of associated cost-reduction programs, general economic conditions, and competitive pressures.

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


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risk" above.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Index to Financial Statements:                                       Form 10-K
                                                                     Page Number


Report of Independent Auditors............................................16

Consolidated Balance Sheets at December 31, 2001 and 2000.................17

For each of the three years in the period ended December 31, 2001:

    - Consolidated Statement of Earnings..................................18

    - Consolidated Statement of Comprehensive Earnings....................18

    - Consolidated Statement of Cash Flows................................19

    - Consolidated Statement of Stockholders' Equity......................20

Notes to Consolidated Financial Statements.............................21-40

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS

The Board of Directors and Stockholders
A. O. Smith Corporation


We have audited the accompanying consolidated balance sheets of A. O. Smith Corporation as of December 31, 2001 and 2000, and the related consolidated statements of earnings, comprehensive earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. O. Smith Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ Ernst & Young LLP

Milwaukee, Wisconsin
January 16, 2002

CONSOLIDATED BALANCE SHEETS
December 31 (dollars in thousands)

-------------------------------------------------------------------------------------------------------
                                                                              2001            2000
-------------------------------------------------------------------------------------------------------
Assets
     Current Assets
     Cash and cash equivalents                                           $     20,759   $      15,287
     Receivables                                                              209,871         169,117
     Inventories                                                              194,706         169,630
     Deferred income taxes                                                     22,403          12,907
     Other current assets                                                      28,039           7,789
     Net current assets - discontinued operations                               1,796          22,651
                                                                         ------------    ------------
     Total Current Assets                                                     477,574         397,381

     Net property, plant, and equipment                                       355,298         282,835
     Net goodwill and other intangibles                                       301,924         244,821
     Prepaid pension                                                          103,272          81,958
     Other assets                                                              55,855          40,380
     Net long-term assets - discontinued operations                                 -          17,493
                                                                         ------------    ------------
                           Total Assets                                  $  1,293,923   $   1,064,868
                                                                         ============    ============
Liabilities
-------------------------------------------------------------------------------------------------------
     Current Liabilities
     Notes payable                                                       $      3,280   $           -
     Trade payables                                                           131,073          91,780
     Accrued payroll and benefits                                              29,525          27,388
     Accrued liabilities                                                       58,443          26,865
     Product warranty                                                          19,470          11,574
     Income taxes                                                                 887           1,695
     Long-term debt due within one year                                        13,272          11,129
                                                                         ------------    ------------
     Total Current Liabilities                                                255,950         170,431

     Long-term debt                                                           390,385         316,372
     Product warranty                                                          50,162          17,631
     Post-retirement benefit obligation                                        17,073          18,012
     Deferred income taxes                                                     62,154          67,814
     Other liabilities                                                         66,321          26,213
                                                                         ------------    ------------
                           Total Liabilities                                  842,045         616,473
     Commitments and contingencies (Notes 8 and 13)

Stockholders' Equity
-------------------------------------------------------------------------------------------------------
     Preferred Stock                                                                -               -
     Class A Common Stock (shares issued 8,686,484 and 8,722,720)              43,432          43,614
     Common Stock (shares issued 23,862,878 and 23,826,642)                    23,863          23,827
     Capital in excess of par value                                            54,785          53,521
     Retained earnings                                                        551,420         549,237
     Accumulated other comprehensive loss                                      (6,858)         (5,438)
     Treasury stock at cost                                                  (214,764)       (216,366)
                                                                         ------------    ------------
                           Total Stockholders' Equity                         451,878         448,395
                                                                         ------------    ------------
                           Total Liabilities and Stockholders' Equity    $  1,293,923   $   1,064,868
                                                                         ============    ============

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF EARNINGS

Years ended December 31 (dollars in thousands, except per share amounts)
----------------------------------------------------------------------------------------------------------------
                                                                         2001           2000           1999
----------------------------------------------------------------------------------------------------------------
Continuing Operations
     Net sales                                                        $1,151,156     $1,247,945     $1,070,339
     Cost of products sold                                               948,815        999,821        839,572
                                                                      ----------     ----------     ----------
     Gross profit                                                        202,341        248,124        230,767
     Selling, general, and administrative expenses                       145,742        153,695        136,304
     Interest expense                                                     16,418         22,102         12,821
     Amortization of intangibles                                           6,956          6,932          5,162
     Restructuring and other charges                                       9,368              -              -
     Other (income) expense - net                                          1,371            307           (612)
                                                                      ----------     ----------     ----------
                                                                          22,486         65,088         77,092
     Provision for income taxes                                            7,984         23,432         26,822
                                                                      ----------     ----------     ----------
Earnings from Continuing Operations                                       14,502         41,656         50,270

Discontinued Operations
     Loss from discontinued operations less related
         income tax benefit 2000 - $7,772,
         and 1999 - $5,017                                                     -        (11,903)        (7,848)
                                                                      ----------     ----------     ----------
Net Earnings                                                          $   14,502     $   29,753     $   42,422
                                                                      ==========     ==========     ==========
Basic Earnings (Loss) Per Share of Common Stock
     Continuing Operations                                                 $0.61          $1.78          $2.17
     Discontinued Operations                                                   -           (.51)          (.34)
                                                                           -----          -----          -----
     Net Earnings                                                          $0.61          $1.27          $1.83
                                                                           =====          =====          =====
Diluted Earnings (Loss) Per Share of Common Stock
     Continuing Operations                                                 $0.61          $1.76          $2.11
     Discontinued Operations                                                   -           (.50)          (.33)
                                                                           -----          -----          -----
     Net Earnings                                                          $0.61          $1.26          $1.78
                                                                           =====          =====          =====
CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
Years ended December 31 (dollars in thousands)
----------------------------------------------------------------------------------------------------------------
                                                                         2001           2000           1999
----------------------------------------------------------------------------------------------------------------
Net Earnings                                                          $   14,502     $   29,753     $   42,422
Other comprehensive earnings (loss)
     Foreign currency translation adjustments                               (981)        (2,200)        (1,750)
     Unrealized net loss on cash flow derivative
         instruments less related income tax benefit
         of $287                                                            (439)             -              -
                                                                      ----------     ----------     ----------
Comprehensive Earnings                                                $   13,082     $   27,553     $   40,672
                                                                      ==========     ==========     ==========

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended December 31 (dollars in thousands)
----------------------------------------------------------------------------------------------------------------
                                                                         2001           2000           1999
----------------------------------------------------------------------------------------------------------------
Continuing
     Operating Activities
         Earnings from continuing operations                          $   14,502     $   41,656     $   50,270
         Adjustments to reconcile earnings from continuing
          operations to cash provided by operating activities:
            Depreciation                                                  38,485         36,582         30,769
            Amortization                                                   8,591          8,477          6,546
            Net change in current assets and liabilities                  11,175          3,563        (24,929)
            Net change in noncurrent assets and liabilities              (22,667)       (15,343)       (13,930)
            Other                                                           (258)           241           (911)
                                                                      -----------    ----------     ----------

     Cash Provided by Operating Activities                                49,828         75,176         47,815

     Investing Activities
         Acquisition of businesses                                      (117,988)             -       (244,592)
         Capital expenditures                                            (35,318)       (40,516)       (32,807)
                                                                      ----------     ----------     ----------

     Cash Used in Investing Activities                                  (153,306)       (40,516)      (277,399)

     Financing Activities
         Long-term debt incurred                                          90,565              -        229,677
         Long-term debt retired                                          (11,129)       (33,379)        (4,629)
         Purchase of treasury stock                                            -              -         (2,773)
         Net proceeds from common stock and option activity                1,407            816          1,149
         Dividends paid                                                  (12,319)       (11,720)       (11,172)
                                                                      ----------     ----------     ----------

     Cash Provided by (Used in) Financing Activities                      68,524        (44,283)       212,252

Cash Flow Provided by (Used in) Discontinued Operations                   40,426         10,149         (5,573)
                                                                      ----------     ----------     ----------

     Net increase (decrease) in cash and cash equivalents                  5,472            526        (22,905)
     Cash and cash equivalents--beginning of year                         15,287         14,761         37,666
                                                                      ----------     ----------     ----------

Cash and Cash Equivalents--End of Year                                $   20,759     $   15,287     $   14,761
                                                                      ==========     ==========     ==========

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Years ended December 31 (dollars in thousands)
----------------------------------------------------------------------------------------------------------------
                                                                         2001           2000           1999
----------------------------------------------------------------------------------------------------------------
Class A Common Stock
Balance at beginning of year                                          $   43,614     $   43,615     $   43,688
Conversion of Class A Common Stock                                          (182)            (1)           (73)
                                                                      ----------     ----------     ----------
Balance at end of year                                                $   43,432     $   43,614     $   43,615
                                                                      ----------     ----------     ----------
Common Stock
Balance at beginning of year                                          $   23,827     $   23,826     $   23,812
Conversion of Class A Common Stock                                            36              1             14
                                                                      ----------     ----------     ----------
Balance at end of year                                                $   23,863     $   23,827     $   23,826
                                                                      ----------     ----------     ----------
Capital in Excess of Par Value
Balance at beginning of year                                          $   53,521     $   53,026     $   51,121
Conversion of Class A Common Stock                                           146              -             59
Exercise of stock options                                                   (116)           (84)          (182)
Tax benefit from exercise of stock options                                 1,114            404          1,797
Stock incentives and directors' compensation                                 120            175            231
                                                                      ----------     ----------     ----------
Balance at end of year                                                $   54,785     $   53,521     $   53,026
                                                                      ----------     ----------     ----------
Retained Earnings
Balance at beginning of year                                          $  549,237     $  531,204     $  499,954
Net earnings                                                              14,502         29,753         42,422
Cash dividends on common stock                                           (12,319)       (11,720)       (11,172)
                                                                      ----------     ----------     ----------
Balance at end of year                                                $  551,420     $  549,237     $  531,204
                                                                      ----------     ----------     ----------
Accumulated Other Comprehensive Loss
Balance at beginning of year                                          $   (5,438)    $   (3,238)    $   (1,488)
Foreign currency translation adjustments                                    (981)        (2,200)        (1,750)
Unrealized net loss on cash flow derivative
     instruments less related income tax benefit of $287                    (439)             -              -
                                                                      ----------     ----------     ----------
Balance at end of year                                                $   (6,858)    $   (5,438)    $   (3,238)
                                                                      ----------     ----------     ----------
Treasury Stock
Balance at beginning of year                                          $ (216,366)    $ (217,349)    $ (215,994)
Purchase of treasury stock                                                     -              -         (2,773)
Exercise of stock options                                                  1,524            901          1,330
Stock incentives and directors' compensation                                  78             82             88
                                                                      ----------     ----------     ----------
Balance at end of year                                                $ (214,764)    $ (216,366)    $ (217,349)
                                                                      ----------     ----------     ----------
Total Stockholders' Equity                                            $  451,878     $  448,395     $  431,084
                                                                      ==========     ==========     ==========

See accompanying notes which are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Significant Accounting Policies

Organization. A. O. Smith Corporation (the company) is a manufacturer serving customers worldwide. The company's major product lines include fractional and integral horsepower alternating current (A/C), direct current (D/C) and hermetic electric motors, as well as residential and commercial water heaters. The company's products are manufactured and marketed primarily in North America. Electric motors are sold principally to original equipment manufacturers and industrial distributors. Water heaters are sold principally to plumbing wholesalers and retail outlets.

Consolidation. The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries after elimination of intercompany transactions.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

Fair values. The carrying amounts of cash and cash equivalents, receivables and trade payables approximated fair value as of December 31, 2001 and 2000 due to the short maturities of these instruments. The carrying amount of long-term debt approximated fair value as of December 31, 2001 and 2000 based on current rates offered to the company for debt with the same or similar maturities.

Foreign currency translation. For all subsidiaries outside the United States with the exception of Mexico, the company uses the local currency as the functional currency. For those operations using a functional currency other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at weighted-average exchange rates. The resulting translation adjustments are recorded as a separate component of stockholders' equity. The Mexico operations use the U.S. dollar as the functional currency as such operations are a direct and integral component of the company's U.S. operations. Gains and losses from foreign currency transactions are included in net earnings.

Cash and cash equivalents. The company considers all highly liquid investments, generally with a maturity of three months or less when purchased, to be cash equivalents.

Inventory valuation. Inventories are carried at lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for substantially all domestic inventories which comprise 93 percent and 90 percent of the company's total inventory at December 31, 2001 and 2000, respectively. Inventories of foreign subsidiaries and supplies are determined using the first-in, first-out
(FIFO) method.

Property, plant, and equipment. Property, plant, and equipment are stated at cost. Depreciation is computed primarily by the straight-line method. The estimated service lives used to compute depreciation are generally 25 to 50 years for buildings and 5 to 20 years for equipment. Maintenance and repair costs are expensed as incurred.

Goodwill and other intangibles. Goodwill is amortized over 40 years. The amortization period for other intangibles is as follows: patents and licensed technologies, 5 to 10 years; assembled workforce, 20 to 25 years; and customer lists, 30 years.

December 31 (dollars in thousands)                       2001         2000
------------------------------------------------------------------------------

Goodwill, at cost                                      $ 309,094    $ 248,925
Other intangibles, at cost                                15,314       11,424
                                                        --------     --------
                                                         324,408      260,349
Less accumulated amortization                             22,484       15,528
                                                        --------     --------
                                                       $ 301,924    $ 244,821
                                                        ========     ========

Impairment of long-lived and intangible assets. Property, plant, and equipment, goodwill, and other intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.

Derivative instruments. Effective January 1, 2001, the company adopted Statement of Financial Accounting Standards (SFAS) No. 133, as amended, which requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships. Any fair value changes are recorded in net earnings or other comprehensive earnings (loss). The cumulative effect of adopting SFAS No. 133 was not material to the company's consolidated financial statements as of January 1, 2001.

The company utilizes certain derivative instruments to enhance its ability to manage currency exposures and raw material price risks. Derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes. The contracts are executed with major financial institutions with no credit loss anticipated for failure of the counterparties to perform.

Commodity Future Contracts

In addition to entering into supply arrangements in the normal course of business, the company also enters into futures contracts to fix the cost of certain raw material purchases, principally copper, with the objective of minimizing changes in cost due to market price fluctuations.

The commodity futures contracts are designated as cash flow hedges of a forecasted transaction. Derivative commodity liabilities of $6.9 million are recorded in accrued liabilities as of December 31, 2001, with the value of the effective portion of the contracts of $6.9 million recorded in accumulated other comprehensive earnings (loss) and reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. Ineffective portions of the commodity hedges are recorded in earnings in the period in which the ineffectiveness occurs. The impact of hedge ineffectiveness on earnings was not material for the year ended December 31, 2001.

Foreign Currency Forward Contracts

The company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases, sales and certain intercompany transactions in the normal course of business. Contracts typically have maturities of a year or less. Principal currencies include the Mexican peso, Hungarian forint, British pound, Euro and U.S. dollar.

Forward contracts are accounted for as cash flow hedges of a forecasted transaction. Derivative currency assets of $6.6 million as of December 31, 2001, are recorded in other current assets. Gains and losses on these instruments are recorded in other comprehensive earnings (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive earnings (loss) to the statement of earnings. The assessment of effectiveness for forward contracts is based on changes in the forward rates. These hedges have been determined to be perfectly effective.

The majority of the amounts in accumulated other comprehensive earnings (loss) for cash flow hedges are expected to be reclassified into earnings within a year.

The following table summarizes, by currency, the contractual amounts of the company's foreign currency forward contracts.

December 31 (dollars in thousands)             2001                 2000
-------------------------------------------------------------------------------
                                          Buy       Sell       Buy       Sell
                                         ------    ------     ------    ------
  Euro                                  $ 3,900    $1,560    $12,400    $1,840
  British pound                           2,824     1,525      1,515     1,532
  Hungarian forint                        3,394         -      3,135         -
  Mexican peso                           74,279         -     64,901         -
                                         ------     -----    -------     -----
        Total                           $84,397    $3,085    $81,951    $3,372
                                         ======     =====     ======     =====

The forward contracts in place at December 31, 2001 and 2000, amounted to approximately 85 percent and 75 percent, respectively, of the company's anticipated subsequent year exposure for those currencies hedged.

Revenue recognition. The company recognizes revenue upon transfer of title, which generally occurs upon shipment of the product to the customer.

Compensated absences. In the fourth quarter of 2001 and the second quarter of 2000, the company changed its vacation policy for certain employees so that vacation pay is earned ratably throughout the year and must be used by year-end. The accrual for compensated absences was reduced by $1.6 and $2.3 million in 2001 and 2000, respectively, to eliminate vacation pay no longer required to be accrued under the current policy.

Research and development. Research and development costs are charged to operations as incurred and amounted to $27.6, $24.5, and $23.9 million for continuing operations during 2001, 2000, and 1999, respectively.

Product warranty. The company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims.

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

Earnings per share of common stock. The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

                                                2001        2000        1999
--------------------------------------------------------------------------------
Denominator for basic earnings per share--
  weighted-average shares                    23,648,136  23,396,210   23,220,813
Effect of dilutive stock options                266,646     294,932      566,540
                                             ----------  ----------   ----------
Denominator for diluted earnings per share   23,914,782  23,691,142   23,787,353
                                             ==========  ==========   ==========

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2001 presentation.

New accounting standards. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Under the new standards, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. Accordingly, the goodwill associated with the December 2001 acquisitions (see Note 2) will not be amortized. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the company will apply the new accounting standards beginning January 1, 2002. The company is currently assessing the financial impact SFAS No. 142 will have on the Consolidated Financial Statements. The company anticipates that all of the goodwill amortization of $6.6 million in 2001 will be eliminated as a charge to operations in 2002.

2.   Acquisitions

On December 28, 2001, the company acquired all of the outstanding stock of State Industries, Inc. (State). State is a manufacturer of a comprehensive line of residential and standard commercial water heaters and will nearly double the size of the company's existing water heater business, while complementing the existing wholesale channel of distribution with a strong presence in the retail market. Scale related synergies also are expected to be achieved as a result of the acquisition.

The aggregate purchase price was $117.2 million. This was comprised of $57.8 million for the outstanding stock, assumption of $56.3 million of debt, and $3.1 million of acquisition costs of which $1.8 million are unpaid at December 31, 2001. In connection with the State acquisition, additional purchase liabilities of $3.9 million were recorded for employee severance.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The company is in the process of obtaining third-party appraisal of property, plant, and equipment and valuation of certain intangible assets and, therefore, the allocation of the purchase price is subject to refinement. The non-deductible goodwill has been recorded within the Water Systems Technologies segment. Of the $3.9 million of acquired intangible assets, $3.0 million was assigned to trademarks that are not subject to amortization. The weighted average amortization period of the remaining acquired intangible assets is expected to be 8.6 years.

December 28, 2001 (dollars in thousands)
--------------------------------------------------------------------------------
        Current assets                                   $  102,665
        Property, plant and equipment                        74,409
        Intangible assets                                     3,890
        Goodwill                                             60,123
        Other assets                                            653
                                                          ---------
            Total assets acquired                        $  241,740
                                                          =========
        Current liabilities                                  74,261
        Long-term liabilities                                52,094
                                                          ---------
            Total liabilities assumed                       126,355
                                                          ---------
            Net assets acquired                          $  115,385
                                                          =========

On a pro forma basis, the unaudited consolidated results from continuing operations assuming the State acquisition occurred on January 1, 2000, is as follows:

Years ended December 31 (dollars in thousands)         2001            2000
--------------------------------------------------------------------------------
Net sales                                          $1,467,261       $1,572,923
Earnings from continuing operations                    17,604           33,572
Earnings per share:
  Basic                                                   .74             1.43
  Diluted                                                 .74             1.42

The pro forma results have been prepared for informational purposes only and include adjustments to depreciation expense of acquired plant and equipment, amortization of intangible assets other than goodwill and trademarks, increased interest expense on acquisition debt, and certain other adjustments, together with related income tax effects of such adjustments. Anticipated efficiencies from the consolidation of manufacturing and commercial activities and anticipated lower material costs related to the consolidation of purchasing have been excluded from the pro forma operating results. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchases been made as of the beginning of the periods presented or of the results of operations that may occur in the future.

In December 2001, the company acquired a 100 percent equity interest in Shenzhen Speeda Industrial Co., Ltd. and will utilize the facility located in the People's Republic of China to manufacture electric motors. The total purchase price of $3.3 million, including future payments of $.7 million, exceeded the fair value of the assets acquired (principally plant and equipment) by $.8 million which was recorded as non-deductible goodwill within the Electric Motor Technologies segment.

On August 2, 1999, the company acquired the assets of MagneTek Inc.'s (MagneTek) domestic electric motor business and six wholly owned foreign subsidiaries for $244.6 million. The acquisition was accounted for using the purchase method of accounting and the financial statements include MagneTek's operating results since the date of acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired of $104.3 million has been recorded as goodwill. Other intangibles acquired, customer lists, patents, and trademarks were assigned fair values aggregating $9.0 million and are being amortized over periods of 5 to 30 years. In connection with the MagneTek acquisition, additional purchase liabilities of $17.9 million were recorded which included employee severance and relocation, as well as certain facility exit costs. The remaining balance of such purchase liabilities at December 31, 2001, is $6.5 million.

3.   Divestitures and Discontinued Operations

On January 17, 2000 (the measurement date), the company, with the approval of its Board of Directors, decided to divest the company's fiberglass piping and liquid and dry storage businesses. The combined net sales of these operations were $129.3 and $118.6 million in 2000 and 1999, respectively.

On December 8, 2000, the company sold the fiberglass piping business, operated as Smith Fiberglass Products Company. On January 10, 2001 the company sold its liquid and dry storage business, operated as Engineered Storage Products Company. The net after-tax proceeds from the sale of these businesses were $62 million.

The components of the after-tax loss from discontinued operations included in the consolidated statement of earnings are as follows:

Years ended December 31 (dollars in thousands)             2000      1999
-------------------------------------------------------------------------------
  Earnings (loss) from operations:
     Smith Fiberglass Products Company                  $      -    $(4,355)
     Engineered Storage Products Company                   3,139      3,465
  Loss on disposition:
     Smith Fiberglass Products Company                    (9,032)    (6,958)
     Engineered Storage Products Company                  (1,993)         -
     Automotive Products Company                          (4,017)         -
                                                         -------     ------

Net after-tax loss from discontinued operations         $(11,903)   $(7,848)
                                                         =======     ======

Certain expenses have been allocated to the operations of the discontinued businesses, including interest expense, which was allocated based on the ratio of net assets of the discontinued businesses to the total consolidated capital of the company.

The $9.0 million additional loss recorded at the time of the disposition of the fiberglass piping business in 2000 resulted from recognition of sales proceeds substantially less than originally anticipated, as the acquisition financing market, both generally and specific to the potential buyer, deteriorated to the point where the original transaction was not feasible. Subsequently, a sales contract containing a substantial reduction in sales proceeds and other concessions made by the company relative to the assumption of certain future costs was negotiated. An after-tax loss from operations (in an amount greater than what was originally anticipated as of the measurement date) of $.5 million is included in the $9.0 million loss on disposition in 2000.

As a result of difficult financing conditions prevalent late in 2000, certain prospective buyers for the storage business withdrew from active negotiations resulting in a single interested buyer. The company agreed to price concessions to successfully complete its exit from this business, which resulted in an unanticipated after-tax loss on disposition for this business of $2.0 million.

The $4.0 million after-tax loss on disposition in 2000 for the automotive business consists of two items: $2.8 million ($4.0 million pretax) for workers' compensation costs associated with increased claims having an occurrence date prior to the 1997 sale of the automotive business for which the company retained responsibility per the sales contract, and $1.2 million ($2.0 million pretax) for final settlement of a purchase price dispute in the amount of $7.6 million for which $5.6 million pretax reserve had been established at the time of sale. The $2.8 million adjustment for workers' compensation costs was incremental to a $12.3 million reserve for workers' compensation retained by the company at the time of sale.

The components of the net assets of discontinued operations included in the consolidated balance sheets are as follows:

December 31 (dollars in thousands)                       2001           2000
--------------------------------------------------------------------------------
  Receivables                                         $    264      $  25,915
  Inventories                                                -          4,138
  Other current assets                                   7,371          8,737
  Trade payables                                             -         (3,090)
  Accrued payroll and benefits                               -         (2,908)
  Other current liabilities                             (5,839)       (10,141)
                                                       -------       ---------
Net current assets                                    $  1,796      $  22,651
                                                       =======       ========
  Net property, plant, and equipment                  $      -      $  18,266
  Other assets                                               -          5,130
  Long-term liabilities                                 (2,078)        (5,903)
                                                       -------       --------
Net long-term assets (liabilities)                    $ (2,078)     $  17,493
                                                       =======       ========

The net long-term liability in 2001 is included in other liabilities in the consolidated balance sheet.

4.  Business Improvement Programs

In the fourth quarter of 2001, the company recorded restructuring and other charges of $9.4 million ($6.0 million after tax, or $.25 per share). The program is expected to generate pretax savings of more than $16.0 million in 2002 and $20.0 to $25.0 million annually thereafter. The charges include employee separation costs of $7.7 million associated with product or component manufacturing repositioning and the realignment of certain administrative functions. The resulting reduction of workforce is approximately 150 salaried and 775 hourly employees. In addition, the company recorded facility impairment and lease charges of $1.7 million representing estimated costs of facilities to be vacated. The company spent $.8 million through December 31, 2001, for employee severance and separation costs. As a result of actions taken through December 31, 2001, the workforce has been reduced by approximately 66 employees. The company expects to be substantially completed with the realignment activities prior to December 31, 2002.

5.  Statement of Cash Flows

Supplemental cash flow information is as follows:

Years ended December 31 (dollars in thousands)             2001       2000      1999
----------------------------------------------------------------------------------------
Net change in current assets and liabilities:
  Receivables                                           $ 16,159   $ 10,278  $ (7,726)
  Inventories                                              6,983     (6,187)  (20,158)
  Other current assets                                       163       (377)      393
  Trade payables                                           7,265     10,559     6,654
  Accrued liabilities, including payroll and benefits     (8,984)    (3,091)   (1,979)
  Income taxes                                           (10,411)    (7,619)   (2,113)
                                                         -------    --------  -------
                                                        $ 11,175   $  3,563  $(24,929)
                                                         =======    =======   =======

6.  Inventories

December 31 (dollars in thousands)                                 2001          2001
-----------------------------------------------------------------------------------------
Finished products                                               $ 120,231     $ 109,702
Work in process                                                    40,210        37,186
Raw materials                                                      58,375        41,051
                                                                 --------      --------
Inventories, at FIFO cost                                         218,816       187,939
Allowance to state inventories at LIFO cost                        24,110        18,309
                                                                 --------      --------
                                                                $ 194,706     $ 169,630
                                                                 ========      ========
7.   Property, Plant, and Equipment
December 31 (dollars in thousands)                                 2001          2000
-----------------------------------------------------------------------------------------
Land                                                            $   9,408     $   6,690
Buildings                                                         136,189        99,888
Equipment                                                         491,906       435,440
                                                                 --------      --------
                                                                  637,503       542,018
Less accumulated depreciation                                     282,205       259,183
                                                                 --------      --------
                                                                $ 355,298     $ 282,835
                                                                 ========      ========
8.   Long-Term Debt and Lease Commitments

December 31 (dollars in thousands)                                 2001          2000
-----------------------------------------------------------------------------------------
Bank credit lines, average year-end interest rate of
  4.5% for 2001 and 6.6% for 2000                               $  25,596     $  37,770

Commercial paper, average year-end interest rate of
  2.3% for 2001 and 7.1% for 2000                                 104,404       124,945

Revolver borrowings, average year-end interest rate of
  2.3% for 2001 and 7.2% for 2000                                 120,000        50,000

Term notes with insurance companies, expiring through
  2018, average year-end interest rate of 7.1% for 2001 and
  7.0% for 2000                                                   141,157       102,286

Other notes, expiring through 2012, average year-end
  interest rate of 3.2 % for 2001 and 4.5% for 2000                12,500        12,500
                                                                 --------      --------
                                                                  403,657       327,501
Less amount due within one year                                    13,272        11,129
                                                                 --------      --------
                                                                $ 390,385     $ 316,372
                                                                  =======       =======

The company has a $250 million multi-year revolving credit agreement with a group of 10 financial institutions, that expires on August 2, 2004. It also has an $83 million 364-day credit agreement with a group of six banks, that expires on July 26, 2002. At its option, the company maintains either cash balances or pays fees for bank credit and services.

On June 8, 2001, the company issued $50 million in notes under loan facilities with two insurance companies. The notes range in maturity from 2013 to 2016 and carry an interest rate of 7.3%.

8.   Long-Term Debt and Lease Commitments

The company's credit agreement and term notes contain certain conditions and provisions which restrict the company's payment of dividends. Under the most restrictive of these provisions, retained earnings of $58.5 million were unrestricted as of December 31, 2001.

Borrowings under the bank credit lines and in the commercial paper market that are supported by the multi-year revolving credit agreement have been classified as long-term. It has been the company's practice to renew or replace the revolving credit agreement so as to maintain the availability of debt on a long-term basis and to provide 100 percent backup for its borrowings in the commercial paper market.

Long-term debt, maturing within each of the five years subsequent to December 31, 2001, is as follows: 2002-$13.3; 2003-$11.7; 2004-$8.6; 2005-$8.6; and
2006-$6.9 million.

Future minimum payments under noncancelable operating leases total $69.0 million and are due as follows: 2002-$15.0; 2003-$12.0; 2004-$10.7; 2005-$6.7; 2006-$5.7
and thereafter-$18.9 million. Rent expense, including payments under operating leases, was $19.0, $18.3, and $15.3 million in 2001, 2000, and 1999, respectively.

Interest paid by the company for continuing and discontinued operations, was $16.9, $24.6, and $13.8 million in 2001, 2000, and 1999, respectively.

9.   Stockholders' Equity

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

During 2001, 2000, and 1999, 36,236, 200, and 14,655 shares, respectively, of
Class A Common Stock were converted into Common Stock. Regular dividends paid on the Class A Common and Common Stock amounted to $.52, $.50, and $.48 per share in 2001, 2000, and 1999, respectively.

On December 9, 1997, the company's board of directors authorized the repurchase of up to $50 million of Common Stock of which $21.5 million remains available at December 31, 2001. At December 31, 2001, 32,595 and 8,730,594, shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock. At December 31, 2000, 32,595 and 8,967,312 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

10.  Stock Options

The company has two Long-Term Executive Incentive Compensation Plans for granting nonqualified and incentive stock options to key employees. The 1990 Plan has terminated except as to outstanding options. The 1999 Plan provides for the issuance of 1.5 million stock options at fair value on the date of grant. The options granted become exercisable one year from date of grant and, for active employees, expire ten years after date of grant. The number of shares available for granting of options at December 31, 2001, was 158,650.

Changes in option shares, all of which are Common Stock, were as follows:

                                          Weighted-
                                           Average
                                          Per Share
                                           Exercise           Years Ended December 31
                                                          ------------------------------------
                                          Price-2001          2001       2000       1999
                                        ---------------       ----       ----       ----
Outstanding at beginning of year           $ 12.87          2,448,500  1,979,800  2,022,900

Granted
   2001--$15.14 per share                    15.14            510,700
   2000--$13.56 to $16.28 per share                                      632,000
   1999--$29.03 per share                                                           173,900

Exercised
   2001--$5.63 to $16.33 per share            6.24           (225,600)
   2000--$4.67 to $16.33 per share                                      (141,600)
   1999--$4.67 to $16.67 per share                                                 (217,000)

Expired
   2000--$18.00 to $27.25 per share                                 -    (21,700)         -
                                                          ------------------------------------
Outstanding at end of year
   (2001--$8.67 to $29.83 per share)         17.01          2,733,600  2,448,500  1,979,800
                                                            =========  =========  =========
Exercisable at end of year                   17.44          2,222,900  1,816,500  1,805,900
                                                            =========  =========  =========

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and exercisable at December 31, 2001:
                                                                                        Weighted-
                         Options         Weighted-        Options        Weighted-       Average
                     Outstanding at       Average      Exercisable at     Average       Remaining
     Range of         December 31,       Exercise       December 31,     Exercise      Contractual
  Exercise Prices        2001              Price            2001          Price           Life
  ---------------    --------------      ---------     --------------    ---------     ------------
$8.67 to $13.56           747,100          12.63          747,100         12.63          7 years
$15.14 to $18.33        1,636,650          16.62        1,125,950         17.29          6 years
$25.25 to $29.83          349,850          28.16          349,850         28.16          7 years
                        ---------                       ---------
                        2,733,600                       2,222,900
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

Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the company's pro forma earnings and earnings per share from continuing operations would have been as follows:

Years ended December 31 (dollars in thousands, except per share amounts)     2001      2000       1999
--------------------------------------------------------------------------------------------------------
Earnings:
    As reported                                                            $14,502   $41,656    $50,270
    Pro forma                                                               12,727    40,330     49,311
Earnings per share:
    As reported:
        Basic                                                              $  0.61   $  1.78      $2.17
        Diluted                                                               0.61      1.76       2.11
    Pro forma:
        Basic                                                                 0.54      1.72       2.12
        Diluted                                                               0.53      1.70       2.07

The weighted-average fair value per option at the date of grant during 2001, 2000, and 1999 using the Black-Scholes option-pricing model, was $5.30, $4.73, and $9.58, respectively. Assumptions were as follows:

                                                                             2001      2000       1999
---------------------------------------------------------------------------------------------------------
Expected life (years)                                                          6.0       5.0        4.0
Risk-free interest rate                                                        4.7%      5.0%       6.5%
Dividend yield                                                                 2.3%      2.2%       2.1%
Expected volatility                                                           37.9%     39.9%      38.6%

11.   Pension and Other Post-retirement Benefits

The company provides retirement benefits for all United States employees. Plan assets consist primarily of marketable equities and debt securities. The company also has several foreign pension plans, none of which are material to the company's financial position. Effective January 1, 2001, the company changed its Executive Supplemental Pension Plan (ESPP) to an unfunded defined benefit plan. The company also has several unfunded defined benefit post-retirement plans covering certain hourly and salaried employees that provide medical and life insurance benefits from retirement to age 65.

The company has a defined contribution profit sharing and retirement plan covering the majority of its salaried nonunion employees which provides for annual company contributions of 35 percent to 140 percent of qualifying contributions made by participating employees. The amount of the company's contribution in excess of 35 percent is dependent upon the company's profitability. The company also has defined contribution plans for certain hourly employees which provide for annual matching company contributions.

On December 28, 2001, the company acquired State Industries, Inc., including its pension and defined contribution benefit plans.

The company does not provide post-retirement health care benefits beyond age 65. Certain hourly employees retiring after January 1, 1996, are subject to a maximum annual benefit and salaried employees hired after December 31, 1993, are not eligible for post-retirement medical benefits. As a result, a one percentage point change in the health care cost trend rate would not have a significant effect on the amounts reported. The post-retirement benefit obligation was determined using an assumed healthcare cost trend rate of nine percent in 2001 trending down to six percent in 2004 and thereafter.

The following tables present the changes in benefit obligations, plan assets, funded status, and major assumptions used to determine these amounts for domestic pension and post-retirement plans and components of net periodic benefit costs.

                                                        Pension Benefits           Post-retirement Benefits
                                                  --------------------------     -------------------------------
Years ended December 31 (dollars in thousands)       2001          2000               2001          2000
----------------------------------------------------------------------------------------------------------------

Change in benefit obligations
Benefit obligation at beginning of year           $(561,771)    $(530,658)         $ (17,177)    $ (17,477)
ESPP benefit obligation at beginning of year         (6,963)            -                  -             -
Service cost                                         (5,900)       (6,631)              (258)         (271)
Interest cost                                       (41,579)      (40,926)            (1,227)       (1,267)
Participant contributions                                 -             -               (387)         (264)
Plan amendments                                        (542)            -                  -             -
Actuarial gains (losses) including
    assumption changes                              (15,759)      (23,084)                 2            79
Acquisition                                         (64,642)            -                  -             -
Benefits paid                                        46,669        39,528              2,592         2,023
                                                   --------      --------           --------      --------
Benefit obligation at end of year                 $(650,487)    $(561,771)         $ (16,455)    $ (17,177)
                                                   ========      ========           ========       =======
Change in plan assets
Fair value of plan assets at beginning of year    $ 737,119     $ 755,487          $       -     $       -
Actual return on plan assets                        (35,967)       21,160                  -             -
Contribution by the company                             946             -              2,205         1,759
Participant contributions                                 -             -                387           264
Acquisition                                          48,899             -                  -             -
Benefits paid                                       (46,669)      (39,528)            (2,592)       (2,023)
                                                   --------      --------            -------      --------
Fair value of plan assets at end of year          $ 704,328     $ 737,119          $       -     $       -
                                                   ========      ========           ========      ========
Funded status                                     $  53,841     $ 175,348          $ (16,455)    $ (17,177)
Unrecognized net actuarial loss (gain)               22,290       (97,503)            (1,781)       (1,845)
Unrecognized net transition asset                         -          (499)                 -             -
Unrecognized prior service cost (credit)              7,780         4,612               (525)         (677)
                                                   --------      --------           --------      --------
Net amount recognized                             $  83,911     $  81,958          $ (18,761)    $ (19,699)
                                                   ========      ========           ========      ========
Amounts recognized in the statement
 of financial position consist of:
Prepaid pension asset                             $ 103,272     $  81,958          $       -     $       -
Accrued benefit liability                           (19,361)            -             (1,688)       (1,687)
Post-retirement benefit obligation                        -             -            (17,073)      (18,012)
                                                   --------      --------           --------      --------
Net amount recognized                             $  83,911     $  81,958          $ (18,761)    $ (19,699)
                                                   ========      ========           ========       =======
Weighted-average assumptions as of December 31
Discount rate                                          7.25%         7.50%              7.25%         7.50%
Expected return on plan assets                        10.00%        10.25%              n/a           n/a
Rate of compensation increase                          4.00%         4.00%              4.00%         4.00%

                                                        Pension Benefits                    Post-retirement Benefits
                                             --------------------------------------    ------------------------------------
Years ended December 31 (dollars in thousands)   2001          2000         1999          2001         2000         1999
---------------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost
Service cost                                 $    5,900     $   6,631    $    4,890     $    258     $    271     $    338
Interest cost                                    41,579        40,926        36,314        1,227        1,267        1,195
Expected return on plan assets                  (68,067)      (64,854)      (56,598)           -            -            -
Amortization of prior service cost                  937           559           502         (152)        (152)        (152)
Amortization of transition asset                   (499)         (939)         (939)           -            -            -
Amortization of net actuarial gain                    -             -             -          (66)         (82)         (59)
                                              ---------      --------     ---------      -------      -------      -------

Defined benefit plan cost (income)           $  (20,150)    $ (17,677)   $  (15,831)    $  1,267     $  1,304     $  1,322
                                                                                         =======        =====        =====
Various U.S. defined contribution
    plans cost                                    2,418         3,559         5,087
                                              ---------      --------     ---------
                                             $  (17,732)    $ (14,118)   $  (10,744)
                                              =========      =========    =========

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $71,561, $68,104 and $48,899, respectively, as of December 31, 2001. The amounts were zero at December 31, 2000, since these plans were acquired or changed during 2001.

Net periodic benefit cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

12.   Income Taxes

The components of the provision for income taxes for continuing operations consisted of the following:
Years ended December 31 (dollars in thousands)     2001        2000         1999
-----------------------------------------------------------------------------------
Current:
   Federal                                      $ (10,100)   $  3,964     $ 11,810
   State                                              (12)        428        2,399
   International                                    2,426       3,581        1,339
Deferred                                           15,670      15,459       11,274
                                                ---------    --------     --------

                                                $   7,984    $ 23,432     $ 26,822
                                                =========    ========     ========

The provision for income taxes for continuing operations differs from the U.S.
federal statutory rate due to the following items:
Years ended December 31 (dollars in thousands)     2001        2000         1999
-----------------------------------------------------------------------------------
Provision at U.S. federal statutory rate             35.0%       35.0%        35.0%
International income tax rate differential            2.2        (1.1)        (1.8)
State income and franchise taxes                      (.8)        3.0          3.6
Research tax credits                                 (1.3)        (.1)        (1.8)
Other                                                  .4         (.8)         (.2)
                                                     ----       -----         ----
                                                     35.5%       36.0%        34.8%
                                                     ====        ====         ====

Components of earnings from continuing operations before income taxes were as follows:
Years ended December 31 (dollars in thousands)     2001        2000         1999
-----------------------------------------------------------------------------------
United States                                   $  18,939    $ 57,845     $ 76,201
International                                       3,547       7,243          891
                                                    -----     -------      -------

                                                $  22,486    $ 65,088     $ 77,092
                                                   ======     =======       ======

Total taxes paid (tax refunds received) by the company for continuing and discontinued operations amounted to $(2.7), $13.1, and $11.6 million in 2001, 2000, and 1999, respectively.

No provision for U.S. income taxes or foreign taxes has been made on the undistributed earnings of foreign subsidiaries as such earnings are considered to be permanently invested. At December 31, 2001, the undistributed earnings amounted to $38.5 million. Determination of the amount of unrecognized deferred tax liability on the undistributed earnings is not practicable. In addition, no provision or benefit for U.S. income taxes have been made on foreign currency translation gains or losses.

The tax effects of temporary differences of assets and liabilities between income tax and financial reporting for continuing operations are as follows:
December 31 (dollars in thousands)
-----------------------------------------------------------------------------------------------------
                                                  2001                             2000
                                        ----------------------------   ------------------------------
                                          Assets      Liabilities         Assets         Liabilities
-----------------------------------------------------------------------------------------------------
Employee benefits                        $  25,605    $   42,125         $ 19,261         $  33,791
Inventory                                        -         3,363            1,134                 -
Receivables                                      -        10,111                -             4,697
Product liability and warranty              40,986             -           11,814                 -
Depreciation differences                         -        42,781                -            27,781
Amortization differences                         -        17,941                -            13,094
Tax loss and credit carryovers               9,946             -                -                 -
All other                                       33             -                -             7,753
                                          --------     ---------          -------          --------

                                         $  76,570    $  116,321         $ 32,209         $  87,116
                                          ========     =========          =======          ========

Net liability                                         $   39,751                          $  54,907
                                                       =========                           ========

These deferred tax assets and liabilities are classified in the balance sheet as current or long-term based on the balance sheet classification of the related assets and liabilities as follows:

December 31 (dollars in thousands)                   2001          2000
-----------------------------------------------------------------------------


Current deferred income tax assets               $  22,403       $  12,907
Long-term deferred income tax liabilities          (62,154)        (67,814)
                                                  ---------       ---------

Net liability                                    $  39,751       $  54,907
                                                  ========        ========

As a result of the acquisition of State Industries, Inc., the company has $19 million of federal net operating loss carryovers that expire between 2018 and 2021, $7.8 million of federal capital loss carryovers that expire in 2006, $2.0 million of contribution carryovers that expire between 2002 and 2006, and $2.5 million of tax credits, the majority of which have an unlimited carryover period. Due to a change in State Industries, Inc. ownership, the annual limitation for utilization of the federal tax carryovers is the equivalent of $2.7 million of deductions.

The company also has approximately $140 million of state and local net operating loss carryovers. The majority of these carryovers expire between 2010 and 2021.

13.   Litigation and Insurance Matters

The company and the newly acquired State Industries, Inc. (State) are involved in various unresolved legal actions, administrative proceedings, and claims in the ordinary course of its business involving product liability, property damage, insurance coverage, patents, and environmental matters, including the disposal of hazardous waste. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, the company believes these unresolved legal actions will not have a material effect on its financial position or results of operations. The following paragraphs summarize noteworthy actions and proceedings.

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

The plaintiffs and defendants reached a settlement of the claims of this litigation. On November 22, 1999, the United States District Court, Western District of Missouri, entered an order giving preliminary approval to the settlement. On May 1, 2000, the District Court, which oversees the dip tube class action, gave final approval to the settlement. The final order approved the remedial system provided for in the settlement agreement. The deadline for filing claims under the class action settlement agreement was December 31, 2000. The water heater manufacturers paid the settlement claims. All other legal actions brought against the water heater manufacturers respecting dip tube claims have been dismissed as a result of the settlement of the class action.

Separately, the water heater manufacturers filed a direct action lawsuit in the Civil District Court for the Parish of Orleans, State of Louisiana, against Perfection Corporation and American Meter Company, the parent company of
Perfection: Manner Plastics Materials, Inc., the developer of the polypropylene formula which it sold to Perfection Corporation: and their insurers. This lawsuit seeks (1) recovery of damages sustained by the water heater manufacturers related to the costs of the class action settlement and the handling of dip tube claims outside of and prior to the national class action settlement, (2) damages for the liability of the water heater manufacturers assumed by Perfection Corporation by contract, and (3) personal injuries suffered by the water heater manufacturers as a result of the disparagement of their businesses. Also relating to the water heater manufacturers' recovery efforts, the insurers of Perfection Corporation have brought third-party claims against the water heater manufacturers in a state court action in Cook County, Illinois. Perfection Corporation has also sued the water heater manufacturers in a separate action in Cook County, Illinois. The filing by Perfection Corporation is an attempt to preempt the Louisiana lawsuit.

As of December 31, 2001, the company recorded a long-term receivable of $32.8 million (as detailed below) related to dip tube repair claims, administrative costs, legal fees and related expenses. It is the company's expectation that all or a substantial portion of its costs will be recovered from Perfection, American Meter Company, Manner Plastics Materials, Inc., and their insurers, as well as the company's insurers.
                                                                 Cumulative
                                                       1999     December 31,
(dollars in thousands)        2001        2000       and Prior       2001
------------------------------------------------------------------------------
Repair claim payments       $13,378     $ 6,268      $2,537        $22,183
Administrative costs          4,503       2,009       1,021          7,533
Legal fees                      470       2,085         490          3,045
                            -------      ------      ------        -------
Total funding               $18,351     $10,362      $4,048        $32,761
                             ======      ======       =====         ======

State is a defendant in three lawsuits pending at December 31, 2001, in state courts in Texas, California and Alabama. The plaintiffs in each of these lawsuits are claiming they purchased a water heater manufactured by State which was defective, causing the plaintiffs to incur expenses for repair, replacement or property damages. State ceased manufacturing this type water heater in 1999. The plaintiffs in each lawsuit are seeking class action status. The Texas lawsuit was certified by the trial court as a class action in 1999. Subsequently, State and the class representatives entered into a settlement agreement which provided compensation for the class members. As a result of a class member's objection to the settlement, the appellate court, in reviewing the certification of the class and the objection to the settlement, overruled the trial court and in 2001 ordered the decertification of the class action. The Texas Supreme Court affirmed the appellate court decision. State filed a separate lawsuit which is pending in the federal District Court in Dallas, Texas against the class representatives seeking to have the court declare that State has no obligation under the settlement agreement. State is vigorously contesting all of the claims in the three lawsuits. The company believes that were there to be an adverse outcome with these lawsuits, it would not be material to the company's financial condition. The insurer of State is disputing the insurability of these claims. State and its insurer are suing each other in a lawsuit which is pending in the federal District Court in Nashville, Tennessee respectively seeking a declaration concerning the coverage provided, if any, by the insurance policies for these claims.

The company is currently involved as a potentially responsible party ("PRP") in judicial and administrative proceedings initiated on behalf of various state and federal regulatory agencies seeking to clean up 12 sites which have been environmentally impacted (the "Sites") and to recover costs they have incurred or will incur as to the Sites. State is not involved in any environmentally impacted sites. The company previously reported that it was a defendant in two separate lawsuits involving a former mine in Colorado that is being remediated by the United States Environmental Protection Agency ("EPA"). The claims against the company have been dismissed by the trial court in both of those actions. While the State of Colorado retains the right to appeal the trial court's decision in one of those actions, the company believes that the trial court's well reasoned decision would be upheld on any appeal brought by the State of Colorado. Since the EPA has indicated that it does not intend to pursue any claims against the company with respect to this site, the company should have no further potential liability with respect to the site.

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

The company has established reserves for the Sites in a manner that is consistent with generally accepted accounting principles for costs associated with such cleanups when those costs are capable of being reasonably estimated. To the best of the company's knowledge, the reserves it has established and insurance proceeds that are available to the company are sufficient to cover the company's liability. The company further believes its insurers have the financial ability to pay any such covered claims, and there are viable PRPs at each of the Sites which have the financial ability to pay their respective shares of liability at the sites.

With respect to non-environmental claims, the company has self-insured a portion of its product liability loss exposure and other business risks for many years. The company has established reserves which it believes are adequate to cover incurred claims. For the year ended December 31, 2001, the company had $125 million of third-party product liability insurance for individual losses in excess of $1.5 million and for aggregate annual losses in excess of $10 million; State had $100 million of third-party product liability insurance for individual losses in excess of $3.0 million and for aggregate annual losses in excess of $8 million. The company reevaluates its exposure on claims periodically and makes adjustments to its reserves as appropriate.

14.  Operations by Segment

The company has two reportable segments: Electric Motor Technologies and Water Systems Technologies. The Electric Motor Technologies segment manufactures fractional and integral alternating current (A/C) and direct current (D/C) motors used in fans and blowers in furnaces, air conditioners, and ventilating systems; industrial applications such as material handling; as well as in other consumer products such as home appliances and jet pump motors, swimming pools, hot tubs, and spas. In addition, the Electric Motor Technologies segment manufactures hermetic motors which are sold worldwide to manufacturers of compressors used in air conditioning and refrigeration systems. The Water Systems Technologies segment manufactures residential gas and electric water heaters as well as commercial water heating equipment used in a wide range of applications including hotels, laundries, car washes, factories, and large institutions. In addition, the Water Systems Technologies segment manufactures copper tube boilers used in large-volume hot water and hydronic heating applications.

The accounting policies of the reportable segments are the same as those described in the "Summary of Significant Accounting Policies" outlined in Note
1. Intersegment sales have been excluded from segment revenues and are immaterial. Earnings before interest and taxes (EBIT) is used to measure the performance of the segments and allocate resources.

Operations by segment
                                                          Earnings from
                                                      Continuing Operations                 Net Sales
                                                  ------------------------------- ---------------------------------
Years ended December 31 (dollars in millions)       2001       2000       1999       2001       2000        1999
-------------------------------------------------------------------------------------------------------------------
Electric Motor Technologies                       $  20.8    $  75.5    $  78.9   $   802.7   $   902.4   $   735.0
Water Systems Technologies                           39.2       34.9       33.8       348.5       345.5       335.3
                                                   ------     ------    -------   ---------    --------    --------
Total Segments - EBIT                                60.0      110.4      112.7   $ 1,151.2   $ 1,247.9   $ 1,070.3
                                                                                    =======     =======     =======
General Corporate and Research
   and Development Expenses                         (21.1)     (23.2)     (22.8)
Interest Expense                                    (16.4)     (22.1)     (12.8)
                                                   ------     -------    -------
Earnings from Continuing Operations
   before Income Taxes                               22.5       65.1       77.1
Provision for Income Taxes                           (8.0)     (23.4)     (26.8)
                                                   ------     -------    ------
Earnings from Continuing Operations               $  14.5    $  41.7    $  50.3
                                                   ======     ======     ======
Net sales of the Electric Motor Technologies segment includes sales to York International Corporation of $140.4, $182.9, and
$191.3 million in 2001, 2000, and 1999, respectively.

Total assets, depreciation and amortization, and capital expenditures by segment
                                                                    Depreciation and               Capital
                                                                      Amortization                Expenditures
                                      Total Assets                    (Years Ended                (Years Ended
                                      (December 31)                    December 31)                December 31)
---------------------------------------------------------------------------------------------------------------------
(dollars in millions)         2001        2000       1999        2001     2000      1999      2001     2000    1999
---------------------------------------------------------------------------------------------------------------------
Electric Motor Technologies $   680.3  $    700.6  $    705.1   $  37.0  $  34.7   $ 27.3    $ 29.5   $ 35.6  $  27.0

Water Systems Technologies      420.6       182.8       177.4       8.9      9.0      8.8       5.7      4.6      5.6
                            ---------   ---------   ---------    ------   ------    -----     -----    -----   ------

Total Segments                1,100.9       883.4       882.5      45.9     43.7     36.1      35.2     40.2     32.6

Corporate Assets                191.2       141.4       120.9       1.2      1.3      1.2       0.1      0.3      0.2

Discontinued Operations           1.8        40.1        62.2         -      5.6      5.3         -      1.5      5.1
                            ---------   ---------   ---------    ------   ------    -----     -----    -----   ------

Total                       $ 1,293.9  $  1,064.9  $  1,065.6   $  47.1  $  50.6   $ 42.6    $ 35.3   $ 42.0  $  37.9
                            =========   =========   =========    ======   ======    =====     =====    =====   ======

Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, and prepaid pension.

Net sales and long-lived assets by geographic location

The following data by geographic area includes net sales based on product shipment destination and long-lived assets based on physical location. Long-lived assets include net property, plant, and equipment and other long-term assets and exclude prepaid pension, intangible assets, and long-lived assets of discontinued operations.

                                   Long-Lived Assets                                                Net Sales
                            -----------------------------                               ---------------------------------
(dollars in millions)          2001     2000       1999                                    2001       2000         1999
---------------------------------------------------------             ---------------------------------------------------
United States               $ 283.4    $ 200.1    $ 192.1             United States     $  984.4   $ 1,108.9    $  959.7

Mexico                        102.0       98.7       91.7             Foreign              166.8       139.0       110.6
                                                                                         -------   ---------    --------
Other Foreign                  25.8       24.4       28.5             Total             $1,151.2   $ 1,247.9    $1,070.3
                             -------    ------     ------                                =======    ========     =======
Total                       $ 411.2    $ 323.2    $ 312.3
                            =======    =======    =======

15.   Quarterly Results of Operations (Unaudited)
(dollars in millions, except per share amounts)
-------------------------------------------------------------------------------------------------------------------------
                                         1st Quarter          2nd Quarter           3rd Quarter            4th Quarter
                                     -----------------     -----------------     -----------------     -----------------
                                      2001       2000       2001       2000       2001       2000       2001       2000
-------------------------------------------------------------------------------------------------------------------------
Net sales                           $ 318.2    $ 344.6    $ 308.3    $ 341.3    $ 269.1    $ 290.8    $ 255.6    $ 271.2
Gross profit                           58.8       73.4       58.6       73.5       42.6       54.3       42.3       46.9
Earnings
       Continuing                       8.5       14.2       10.7       17.6        0.4        7.3       (5.1)       2.5
       Discontinued                       -        0.4          -          -          -        1.5          -      (13.8)
                                     ------     ------     ------     ------     ------     ------     ------     ------
       Net Earnings                     8.5       14.6       10.7       17.6        0.4        8.8       (5.1)     (11.3)
                                     ======     ======     ======     ======     ======     ======     ======     ======
Basic earnings per share
       Continuing                       .36        .61        .45        .75        .02        .31       (.21)       .11
       Discontinued                       -        .02          -          -          -        .07          -       (.59)
                                     ------    -------     ------     ------     ------     ------     ------     ------
       Net Earnings                     .36        .63        .45        .75        .02        .38       (.21)      (.48)
                                     ======     ======     ======     ======     ======     ======     ======     ======
Diluted earnings per share
       Continuing                       .36        .60        .45        .74        .02        .31       (.21)       .11
       Discontinued                       -        .02          -          -          -        .06          -       (.58)
                                     ------     ------     ------     ------     ------     ------     ------     ------
       Net Earnings                     .36        .62        .45        .74        .02        .37       (.21)      (.47)
                                     ======     ======     ======     ======     ======     ======     ======     ======
Common dividends declared               .13        .12        .13        .12        .13        .13        .13        .13
                                     ======     ======     ======     ======     ======     ======     ======     ======

Net earnings and dividends declared per share are computed separately for each period and, therefore, the sum of such quarterly per share amounts may differ from the total for the year.

See Note 8 for restrictions on the payment of dividends.

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the heading "Election of Directors" in the company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year) is incorporated herein by reference. The information required regarding Executive Officers of the company is included in Part I of this Form 10-K under the caption "Executive Officers of the company."

The information included under the heading "Compliance with Section 16(a) of the Securities Exchange Act" in the company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year) is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information included under the heading "Executive Compensation" in the company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year) is incorporated herein by reference, except for the information required by paragraphs (i), (k), and (l) of Item 402(a)(8) of Regulation S-K.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information included under the headings "Principal Stockholders" and "Security Ownership of Directors and Management" in the company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year) is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included under the headings and "Compensation Committee Interlocks and Insider Participation" in the company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year) is incorporated herein by reference.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES and REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedules
                                                                      Form 10-K
                                                                     Page Number
     The following consolidated financial statements of A. O. Smith
     Corporation are included in Item 8:

           Consolidated Balance Sheets at December 31, 2001 and 2000.. 17 For each of the three years in the period ended
           December 31, 2001:
             - Consolidated Statement of Earnings.....................     18
             - Consolidated Statement of Comprehensive Earnings            18
             - Consolidated Statement of Cash Flows...................     19
             - Consolidated Statement of Stockholders' Equity.........     20
           Notes to Consolidated Financial Statements                   21-40

      The following consolidated financial statement schedule of
      A. O. Smith Corporation is included in Item 14(d):

        Schedule II - Valuation and Qualifying Accounts...............     43

Schedules not included have been omitted because they are not applicable.

      (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of 2001.

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

Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K are listed as Exhibits 10(a) through 10(f) in the Index to Exhibits.

                             A. O. SMITH CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (000 Omitted)

                  Years ended December 31, 2001, 2000, and 1999

                                                     Additions
                             Balance at      Charged to      Charged                    Balance at
                              Beginning       Costs and     to Other                      End of
Description                    of Year        Expenses1     Accounts2     Deductions3      Year
-----------                --------------  -------------  ------------  -------------  -------------
2001:
    Valuation allowance
    for trade and notes
    receivable                $  2,989     $    2,344     $   1,581      $   2,034      $  4,880

2000:
    Valuation allowance
    for trade and notes
    receivable                   3,121          2,023             -          2,155         2,989

1999:
    Valuation allowance
    for trade and notes
    receivable                   2,523          1,159             -            561         3,121


1Provision (credit) based upon estimated collection.
2Associated with the purchase of State and Shenzhen Speeda Industrial Co., Ltd.
3Uncollectible amounts/expenditures charged against the reserve.

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

                                           A. O. SMITH CORPORATION

                                           By:  /s/ Robert J. O'Toole
                                               -------------------------------
                                                   Robert J. O'Toole
                                                Chief Executive Officer
                                           Date:  February 20, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 20, 2002 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title                                      Signature

                                              /s/ Robert J. O'Toole
ROBERT J. O'TOOLE                            ----------------------------------
Chairman of the Board of                            Robert J. O'Toole
Directors, President and
Chief Executive Officer
                                             /s/ Kenneth W. Krueger
KENNETH W. KRUEGER                           ----------------------------------
Senior Vice President and                          Kenneth W. Krueger
Chief Financial Officer
                                             /s/ John J. Kita
JOHN J. KITA                                 ----------------------------------
Vice President, Treasurer and Controller              John J. Kita

                                             /s/ W. Michael Barnes
W. MICHAEL BARNES                            ----------------------------------
Director                                            W. Michael Barnes

                                             /s/ Glen R. Bomberger
GLEN R. BOMBERGER                            ----------------------------------
Director                                            Glen R. Bomberger

                                             /s/ Ronald D. Brown
RONALD D. BROWN                              ----------------------------------
Director                                             Ronald D. Brown

                                             /s/ William F. Buehler
WILLIAM F. BUEHLER                           ----------------------------------
Director                                            William F. Buehler

                                             /s/ Kathleen J. Hempel
KATHLEEN J. HEMPEL                           ----------------------------------
Director                                           Kathleen J. Hempel

                                             /s/ Agnar Pytte
AGNAR PYTTE                                  ----------------------------------
Director                                               Agnar Pytte

                                             /s/ Bruce M. Smith
BRUCE M. SMITH                               ----------------------------------
Director                                             Bruce M. Smith

                                              /s/ Mark D. Smith
MARK D. SMITH                                ----------------------------------
Director                                             Mark D. Smith

                              INDEX TO EXHIBITS
Exhibit
Number    Description

(3)(i) Restated Certificate of Incorporation of the corporation as amended April 5, 1995, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended March 31, 1995, and as further amended on February 5, 1996, and incorporated by reference to the annual report on Form 10-K for the year ended December 31, 1995

(3)(ii) By-laws of the corporation as amended October 7, 1997, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended September 30, 1997.

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

          (b) A. O. Smith Corporation Restated Certificate of Incorporation as amended April 5, 1995, [incorporated by reference to Exhibit (3)(i) above]

          (c) The Company has instruments that define the rights of holders of long-term debt that are not being filed with this Annual Report on Form 10-K in reliance upon Item 601(b) (4) (iii) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of these instruments.

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

          (c) Executive Incentive Compensation Plan, as amended, incorporated by reference to Exhibit A to the Proxy Statement dated April 21, 1997, for a May 21, 1997, Annual Meeting of Stockholders

          (d) Executive Life Insurance Plan, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992

          (e) Corporate Directors' Deferred Compensation Plan, as amended, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992

          (f) Executive Supplemental Pension Plan dated as of January 1, 2001

          (g) Supplemental Profit Sharing Plan as of January 1, 2001

-----------------

Exhibit
Number    Description

(21)      Subsidiaries

(23)      Consent of Independent Auditors