Form 10-Q
period 2002-03-31
SMITH A O CORP
filed 2002-04-19
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2002.

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Class A Common Stock Outstanding as of March 31, 2002    8,638,989 shares

Common Stock Outstanding as of March 31, 2002    15,218,012 shares

                              Exhibit Index Page 19

                                      Index


                             A. O. Smith Corporation



Part I. Financial Information

Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Statements of Earnings
     - Three months ended March 31, 2002 and 2001                             3

     Condensed Consolidated Balance Sheets
     - March 31, 2002 and December 31, 2001                                   4

     Condensed Consolidated Statements of Cash Flows
     - Three months ended March 31, 2002 and 2001                             5

     Notes to Condensed Consolidated Financial Statements
     - March 31, 2002                                                      6-11

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                 12-14

Item 3. Quantitative and Qualitative Disclosure of Market Risk               15

Part II. Other Information

Item 1. Legal Proceedings                                                    16

Item 4. Submission of Matters to a Vote of Security Holders                  16

Item 5. Other Information                                                    16

Item 6. Exhibits and Reports on Form 8-K                                     16

Signatures                                                                   17

Index to Exhibits                                                            18

PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS

                             A.O. SMITH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   Three Months ended March 31, 2002 and 2001
                     (000 omitted except for per share data)
                                   (unaudited)
                                                                 Three Months Ended
                                                                     March 31
                                                         ------------------------------------
                                                              2002               2001
                                                         ----------------  ------------------
Electrical Products                                    $         196,234   $           226,253
Water Systems                                                    175,693                91,982
                                                         ----------------    ------------------
     Net sales                                                   371,927               318,235
Cost of products sold                                            295,026               259,440
                                                         ----------------    ------------------
     Gross profit                                                 76,901                58,795
Selling, general and administrative expenses                      53,204                38,123
Interest expense                                                   4,177                 4,801
Amortization of intangibles                                           81                 1,733
Other expense - net                                                  789                   599
                                                         ----------------    ------------------
                                                                  18,650                13,539
Provision for income taxes                                         6,528                 5,010
                                                         ----------------    ------------------

     Net Earnings                                      $          12,122   $             8,529
                                                         ================    ==================

Earnings per Common Share
     Basic                                                         $0.51                 $0.36
                                                                   =====                 =====
     Diluted                                                       $0.50                 $0.36
                                                                   =====                 =====

Dividends per Common Share                                         $0.13                 $0.13
                                                                   =====                 =====


See accompanying notes to unaudited condensed consolidated financial statements.

PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS

                             A.O. SMITH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 2002 and December 31, 2001
                     (000 omitted except for per share data)
                                                                (unaudited)
                                                               March 31, 2002      December 31, 2001
                                                               --------------      -----------------
Assets
     Current Assets
     Cash and cash equivalents                                $         21,851     $         20,759
     Receivables                                                       237,690              209,871
     Inventories                                                       192,578              194,706
     Deferred income taxes                                              18,878               22,403
     Other current assets                                               16,456               28,039
     Net current assets - discontinued operations                            -                1,796
                                                                --------------       --------------
     Total Current Assets                                              487,453              477,574

     Property, plant and equipment                                     641,804              637,503
     Less accumulated depreciation                                     292,817              282,205
                                                                --------------       --------------
     Net property, plant and equipment                                 348,987              355,298
     Goodwill                                                          295,723              295,073
     Other intangible assets                                             6,480                6,851
     Other assets                                                      166,579              159,127
                                                                --------------       --------------
     Total Assets                                             $      1,305,222     $      1,293,923
                                                                ==============       ==============
Liabilities
     Current Liabilities
     Notes payable                                            $              -     $          3,280
     Trade payables                                                    138,191              131,073
     Accrued payroll and benefits                                       31,464               29,525
     Accrued liabilities                                                55,949               58,443
     Product warranty                                                   19,155               19,470
     Income taxes                                                        2,419                  887
     Long-term debt due within one year                                 13,272               13,272
     Net current liabilities - discontinued operations                   2,902                    -
                                                                --------------       --------------
     Total Current Liabilities                                         263,352              255,950

     Long-term debt                                                    378,867              390,385
     Other liabilities                                                 130,277              133,556
     Deferred income taxes                                              66,577               62,154
                                                                --------------       --------------

     Total Liabilities                                                 839,073              842,045

Stockholders' Equity
     Class A common stock, $5 par value: authorized
        14,000,000 shares; issued 8,671,584                             43,358               43,432
     Common stock, $1 par value: authorized 60,000,000
        shares; issued  23,877,778                                      23,878               23,863
     Capital in excess of par value                                     55,697               54,785
     Retained earnings                                                 560,448              551,420
     Accumulated other comprehensive loss                               (2,815)              (6,858)
     Treasury stock at cost                                           (214,417)            (214,764)
                                                                --------------       --------------

     Total Stockholders' Equity                                        466,149              451,878
                                                                --------------       --------------
Total Liabilities and Stockholders' Equity                    $      1,305,222     $      1,293,923
                                                                ==============       ==============


See accompanying notes to unaudited condensed consolidated financial statements

PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS

                             A.O. SMITH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2002 and 2001
                                  (000 omitted)
                                   (unaudited)
                                                                                       Three Months Ended
                                                                                            March 31
                                                                            ---------------------------------------
                                                                                 2002                     2001
                                                                            --------------          ---------------
Continuing
   Operating Activities
      Earnings from continuing operations                                  $        12,122         $          8,529
      Adjustments to reconcile net earnings to net cash provided by operating activities:
           Depreciation                                                             11,941                    9,291
           Amortization                                                                356                    2,120
           Net change in current assets and liabilities                              3,024                  (27,610)
           Net change in other noncurrent assets and liabilities                    (5,516)                  (5,832)
           Other                                                                       927                      218
                                                                             -------------           --------------

   Cash Provided by (Used in) Operating Activities                                  22,854                  (13,284)

   Investing Activities
      Capital expenditures                                                          (7,080)                  (9,520)
      Acquisition of business                                                       (2,050)                       -
                                                                             -------------           --------------

   Cash Used in Investing Activities                                                (9,130)                  (9,520)

   Cash Flow before Financing Activities                                            13,724                  (22,804)

   Financing Activities
      Long-term debt retired                                                       (14,798)                 (20,666)
      Net proceeds from common stock and option activity                               815                      101
      Dividends paid                                                                (3,094)                  (3,061)
                                                                             -------------           --------------

   Cash Used in Financing Activities                                               (17,077)                 (23,626)

Cash Provided by Discontinued Operations                                             4,445                   44,201
                                                                             -------------           --------------

   Net increase (decrease) in cash and cash equivalents                              1,092                   (2,229)
   Cash and cash equivalents-beginning of period                                    20,759                   15,287
                                                                             -------------           --------------

Cash and Cash Equivalents - End of Period                                  $        21,851         $         13,058
                                                                             =============           ===============


See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             A. O. SMITH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (unaudited)
1.    Basis of Presentation
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company's latest Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the 2002 presentation.

2.    Acquisitions
      On December 28, 2001, A. O. Smith Corporation (the company) acquired all of the outstanding stock of State Industries, Inc. (State) for an aggregate purchase price of $117.5 million. This was comprised of $57.8 million for the outstanding stock, assumption of $56.3 million of debt, and $3.4 million of acquisition costs, of which $2.1 million were paid during the three-month period ended March 31, 2002. The purchase price was allocated to the assets acquired and liabilities assumed based upon current estimates of their respective fair values at the date of acquisition. In connection with the State acquisition, additional purchase liabilities of $3.9 million were recorded for employee severance. As of March 31, 2002, total costs incurred and charged against this liability to date totaled $0.6 million.

      On August 2, 1999, the company acquired the assets of MagneTek, Inc.'s (MagneTek) domestic electric motor business and six wholly owned foreign subsidiaries for $244.6 million. In connection with the MagneTek acquisition, the company recorded additional purchase liabilities of $17.9 million, which included employee severance and relocation, as well as certain facility exit costs. The remaining balance of such purchase liabilities at March 31, 2002 is $6.0 million.

3.    Business Improvement Programs
      In the fourth quarter of 2001, the company recorded restructuring and other charges of $9.4 million. The charges included employee separation costs of $7.7 million associated with product or component manufacturing repositioning and the realignment of certain administrative functions. The resulting reduction of workforce is approximately 150 salaried and 775 hourly employees. In addition, the company recorded facility impairment and lease charges of $1.7 million representing estimated costs of facilities to be vacated. The company spent $1.5 million through March 31, 2002 for employee severance and separation costs. As a result of actions taken through March 31, 2002, the workforce has been reduced by approximately 94 employees. The company expects to be substantially completed with the realignment activities prior to December 31, 2002.

4.    Inventories (000 omitted)
                                            March 31, 2002     December 31, 2001
                                            --------------     -----------------
      Finished products                      $    125,155          $    120,231
      Work in process                              37,228                40,210
      Raw materials                                54,305                58,375
                                              -----------           -----------
                                                  216,688               218,816
      Allowance to state inventories
         at LIFO cost                              24,110                24,110
                                              -----------           -----------
                                             $    192,578          $    194,706
                                              ===========           ===========

5.    Goodwill and Other Intangible Assets
      The company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are reviewed for impairment. In connection with the adoption of SFAS No. 142, the company has completed the first step of the transitional goodwill impairment test, which requires the company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units as of January 1, 2002. Based on this analysis, the company has concluded that no impairment existed at the time of adoption, and, accordingly, the company has not recognized any transitional impairment loss.

      Changes in the carrying amount of goodwill during the first quarter of 2002 consist of the following (000 omitted):

                                                             Electrical        Water
                                                              Products        Systems           Total
                                                            -----------      ----------      -----------
      Balance at December 31, 2001                          $   230,004      $   65,069      $   295,073
      Adjustment to property, plant and equipment
         and other assets                                           (37)            328              291
      Additional acquisition costs                                    -             359              359
                                                             ----------       ---------       ----------
      Balance at March 31, 2002                             $   229,967      $   65,756      $   295,723
                                                                =======       =========          =======

      As required by SFAS No. 142, the results of operations for periods prior to its adoption have not been restated. The following table reconciles reported net earnings and earnings per share to pro forma net earnings and earnings per share that would have resulted for the three-month period ended March 31, 2001 if SFAS No. 142 had been adopted effective January 1, 2001 (000 omitted, except per share amounts):

                                                        Three Months Ended
                                                            March 31, 2001
                                                        ----------------------
      Net earnings as reported                                  $   8,529
      Goodwill amortization - after tax                               995
      Assembled workforce amortization - after tax                     58
                                                                 --------
      Net earnings - pro forma                                      9,582
                                                                 ========

      Basic earnings per share:
        As reported                                             $    0.36
                                                                 ========
        Pro forma                                               $    0.41
                                                                 ========

      Diluted earnings per share:
        As reported                                             $    0.36
                                                                 ========
        Pro forma                                               $    0.40
                                                                 ========

      Other intangible assets at March 31, 2002 and December 31, 2001 consist of the following (000 omitted):

                                                                      March 31, 2002
                                                           ----------------------------------------
                                         Amortization      Carrying     Accumulated
                                             Period         Amount      Amortization          Net
                                        ----------------   -------      ------------       --------
      Intangible assets subject
        to amortization:
           Patents                         10 - 12 years    $    618        $  (126)        $   492
           Customer lists                       30 years       2,600           (231)          2,369
           Other                            5 - 15 years         996           (407)            589
                                                             -------         ------          ------
                                                               4,214           (764)          3,450
      Intangible assets not subject
        to amortization:
           Trademarks and other                                3,030              -           3,030
                                                               -----         ------           -----
           Total intangible assets                          $  7,244        $  (764)        $ 6,480
                                                             =======         ======          ======
                                                                     December 31, 2001
                                                           ----------------------------------------
                                         Amortization      Carrying     Accumulated
                                             Period         Amount      Amortization          Net
                                        ----------------   -------      ------------       --------
      Intangible assets subject
        to amortization:
           Patents                         10 - 12 years    $    618        $  (111)        $   507
           Customer lists                       30 years       2,600           (209)          2,391
           Other                            5 - 15 years       1,296           (373)            923
                                                             -------         ------          ------
                                                               4,514           (693)          3,821
      Intangible assets not subject
        to amortization:
           Trademarks and other                                3,030              -           3,030
                                                               -----         ------           -----
           Total intangible assets                          $  7,544        $  (693)        $ 6,851
                                                             =======         ======          ======

      Amortization expense is projected to be approximately $0.2 million for each of the fiscal years ended December 31, 2002 through 2006.

6.    Long-Term Debt
      The company's credit agreement and term notes contain certain conditions and provisions which restrict the company's payment of dividends. Under the most restrictive of these provisions, retained earnings of $66.6 million were unrestricted as of March 31, 2002.

7.    Comprehensive Earnings  (000 omitted)
      The company's comprehensive earnings were comprised of net earnings, foreign currency translation adjustments, and realized and unrealized gains and losses on cash flow derivative instruments. Also included in comprehensive earnings for the three-month period ended March 31, 2001 was a cumulative loss on cash flow hedges of approximately $0.6 million in connection with the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001.

                                                                   Three Months Ended
                                                                        March 31
                                                               -------------------------
                                                                   2002          2001
                                                               -----------    ----------
      Net Earnings                                              $   12,122     $  8,529

      Other comprehensive earnings (loss):
        Foreign currency translation adjustments                      (276)      (1,817)
        Unrealized net gain on cash flow
            derivative instruments less related income
            tax: 2002- $2,767 and 2001- $209                         4,319          326
                                                                 ---------      -------

      Comprehensive Earnings                                    $   16,165     $  7,038
                                                                 =========      =======

8.    Earnings per Share of Common Stock
      The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

                                                                   Three Months Ended
                                                                        March 31
                                                                -------------------------
                                                                    2002          2001
                                                                ----------     ----------
      Denominator for basic earnings
          per share
         - weighted-average shares                              23,772,140     23,511,254

      Effect of dilutive stock options                             545,337        316,965
                                                                ----------     ----------

      Denominator for diluted earnings
         per share                                              24,317,477     23,828,219
                                                                ==========     ==========

9.    Operations by Segment (000 omitted)

                                                           Three Months Ended
                                                                 March 31
                                                    ---------------------------------
                                                         2002               2001
                                                    -------------        ------------
      Net sales
          Electrical Products                        $   196,234         $   226,253
          Water Systems                                  175,693              91,982
                                                      ----------         -----------
                                                     $   371,927         $   318,235
                                                      ==========          ==========

      Earnings before interest and taxes
          Electrical Products                        $    15,162         $   14,024
          Water Systems                                   13,578              9,851
                                                      ----------          ---------
                                                          28,740             23,875

      Corporate expenses                                  (5,913)            (5,535)
      Interest expense                                    (4,177)            (4,801)
                                                     -----------          ---------
      Earnings from continuing
        operations before income taxes                    18,650             13,539

      Provision for income taxes                          (6,528)            (5,010)
                                                      ----------          ---------
      Earnings from continuing operations            $    12,122         $    8,529
                                                      ==========          =========

      Intersegment sales, which are immaterial, have been excluded from segment revenues.

10.   Accounting for Derivative Instruments
      The company utilizes certain derivative instruments to enhance its ability to manage currency exposures and raw materials price risks. Derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes. The company has hedged certain of its forecasted exposures. Greater than 98 percent of these contracts expire by December 31, 2003. The contracts are executed with major financial institutions with no credit loss anticipated for failure of the counterparties to perform.

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

      Forward contracts are accounted for as cash flow hedges of a forecasted transaction. The fair value of these currency derivatives of $5.9 million and $6.6 million have been recorded in other current assets as of March 31, 2002 and December 31, 2001, respectively. Gains and losses on these instruments are recorded in other comprehensive income(loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income(loss) to the statement of earnings. The assessment of effectiveness for forward contracts is based on changes in the forward rates. These hedges have been determined to be perfectly effective.

      Commodity Future Contracts

      In addition to entering into supply arrangements in the normal course of business, the company also enters into future contracts to fix the cost of certain raw material purchases, principally copper, with the objective of minimizing changes in inventory cost due to market price fluctuations.

      The commodity future contracts are designated as cash flow hedges of a forecasted transaction. Derivative commodity liabilities of $1.2 million and $6.9 million are recorded in accrued liabilities as of March 31, 2002 and December 31, 2001, respectively, with the value of the effective portion of the contracts of $0.8 million and $6.9 million recorded in accumulated other comprehensive income(loss) as of March 31, 2002 and December 31, 2001, respectively, and reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. Ineffective portions of the commodity hedges are recorded into earnings in the period in which the ineffectiveness occurs. Hedge ineffectiveness and impact on earnings was not material for the three-month periods ended March 31, 2002 and 2001, respectively.

      The majority of the amounts in accumulated other comprehensive income(loss) for cash flow hedges are expected to be reclassified into earnings within a year.

11.   Subsequent Event
      On April 12, 2002, the company filed a Registration Statement on Form S-3 (Reg. No. 333-86074) with the Securities and Exchange Commission to sell up to 4,025,000 shares of common stock.

PART I - FINANCIAL INFORMATION
ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FIRST THREE MONTHS OF 2002 COMPARED TO 2001

First Quarter 2002 and 2001
Sales in the first quarter of 2002 were $371.9 million, an increase of $53.7 million or 16.9 percent over sales of $318.2 million in the first quarter of 2001. Increased year-over-year first quarter sales for our water systems segment of $83.7 million more than offset a decline in sales of $30.0 million for our electrical products segment. The significant increase in first quarter sales of our water systems segment was attributable to the $84.1 million of sales associated with our acquisition of State Industries on December 28, 2001. The decline in electrical products segment sales reflects continued softness in the electric motor market.

Our gross profit margin was 20.7 percent in the first quarter of 2002 compared with the 18.5 percent margin achieved in the first quarter of 2001. The increase was the result of cost reductions in our electrical products segment and the addition of State Industries.

Selling, general and administrative expense for the first quarter of 2002 was $53.2 million or $15.1 million higher than the $38.1 million expense in the first quarter of 2001. The increase in selling, general and administrative expense was the result of the additional $14.0 million of expense associated with State Industries and a $1.7 million charge associated with the consolidation of water systems' management staff. This increase was partially offset by reduced selling, general and administrative expense in our electrical products segment resulting from the business improvement programs announced in the fourth quarter of 2001.

Interest expense in the first quarter of 2002 declined to $4.2 million from $4.8 million in the first quarter of 2001. While our debt levels were higher in the first quarter of 2002 than the same quarter last year, a significant decline in interest rates resulted in reduced interest expense.

We have significant pension benefit costs and credits we develop from actuarial valuations. These valuations reflect key assumptions regarding, among other things, discount rates, expected returns on plan assets, retirement ages and years of service. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in related pension costs or credits may occur in the future as a result of changes affecting the assumptions. We recognized $4.5 million of pension credits in the first quarter of 2002 including $0.6 million of pension expense associated with the State Industries acquisition. In the first quarter of 2001, we recognized $4.5 million of pension credits, and in all of 2001, we recognized pension credits of $20.2 million. These credits are reflected as offsets to cost of products sold and selling, general and administrative expense.

Our effective tax rate declined from 37.0 percent in the first quarter of 2001 to 35.0 percent in the first quarter of 2002 due primarily to the implementation of a more efficient tax structure for international operations.

Net earnings in the first quarter of 2002 were $12.1 million or $3.6 million higher than net earnings of $8.5 million in the first quarter of 2001. On a per share basis, net earnings in the first quarter of 2002 were $.50 compared to the $.36 in the first quarter of 2001. The increase in earnings was primarily attributable to increased earnings for our water systems segment (discussed subsequently), the elimination of goodwill amortization of $1.6 million, and the aforementioned $0.6 million decrease in interest expense.

Electrical Products
First quarter sales for our electrical products segment were $196.2 million or $30.0 million lower than sales of $226.2 million in the same period last year, and reflect continued softness in the electric motor market. Our heating, ventilation and air conditioning (HVAC) and pump business declined approximately 15 percent during the quarter compared to last year, with the remainder of the business down approximately ten percent. Though air conditioning inventory replenishment is progressing slower than we had anticipated at the beginning of the year, we believe air conditioning inventories remain at historically low levels and offer sales upside as we progress through the year.

Operating earnings for our electrical products segment in the first quarter of 2002 were $15.1 million or $0.5 million less than the $15.6 million of operating earnings in the first quarter of 2001, as adjusted to exclude $1.6 million of goodwill amortization. Notwithstanding this decrease in operating earnings, operating margins improved from 6.9 percent to 7.7 percent. The favorable trend in our year-over-year operating margin for electrical products was the result of cost reduction activities, including those announced in the fourth quarter of 2001.

Water Systems
First quarter sales for our water systems segment were $175.7 million, or $83.7 million higher than sales of $92.0 million in the same period last year. The increase in sales was associated with our State Industries acquisition which recorded sales of $84.1 million in the first quarter. Excluding the State acquisition, sales in the water systems segment were flat. Higher sales in the commercial and China business offset a modest decline in residential and other products.

Operating earnings for our water systems segment in the first quarter of 2002 were $13.6 million, which included $3.8 million of earnings associated with the State Industries acquisition. The net $9.8 million of earnings for our base water heater business compared to first quarter 2001 profits of $9.9 million and included a $1.7 million charge associated with the consolidation of water systems' management staff.

Outlook
We previously issued a forecast for 2002 that called for earnings to range between $1.40 to $1.60. Although we continue to be cautious about the timing and magnitude of the market recovery in 2002, we have improved our earnings projection to a range of $1.60 to $1.70 per share. This increase is based on the early and projected continued success of our cost-reduction programs and the integration of State Industries and is based on share levels currently outstanding. On the same basis, we expect second quarter earnings per share to be similar to or slightly higher than first quarter levels.

Our earnings expectations for 2002 also are based on a number of other assumptions, including: no declines in consumer spending or weakening of the economy compared with current levels; normal U. S. weather conditions during the spring and summer of 2002; and no material price changes for raw materials, including steel, aluminum, and copper.

Liquidity & Capital Resources
Our working capital for continuing operations was $227.0 million at March 31, 2002, $7.2 million higher than at December 31, 2001. A sales-related increase in accounts receivable of $27.8 million was partially offset by increases in accounts payable and a reduction in our other current assets account as a result of receiving an expected $12.4 million tax refund in the first quarter of 2002. Cash provided by our operations during the first quarter of 2002 was $22.9 million compared with $13.3 million of cash used by our operations during the same period in 2001. We had higher earnings and smaller increases to working capital during the first quarter of 2002 compared with the first quarter of 2001. We project operating cash flow of $75 to $80 million for the full year.

Our capital expenditures during the first quarter of 2002 totaled $7.1 million, which was less than the $9.5 million spent in the first quarter of 2001 due to lower spending by our electrical products segment. We are projecting 2002 capital expenditures of $45 million, an increase of approximately $10 million over the prior year, due primarily to the acquisition of State Industries. We expect the level of 2002 capital expenditures to be marginally lower than 2002 depreciation expense and that cash flow during 2002 will adequately cover planned capital expenditures. We believe that our present facilities and planned capital expenditures are sufficient to provide adequate capacity for our operations in 2002.

Our long-term debt decreased by $11.5 million from $390.4 million at December 31, 2001 to $378.9 million at March 31, 2002. Our leverage as measured by the ratio of total debt to total capitalization was 45.7 percent, down slightly from the end of 2001. Excluding potential acquisitions and assuming current outstanding share levels, we expect 2002 cash flow to result in a year-end leverage ratio of approximately 43%, closer to our long-term target of 40%. We did not enter into any significant operating leases during the first quarter of 2002. We expect to have adequate liquidity in 2002 as we have a minimal amount of long-term debt maturing, and we have adequate credit facilities to support our short-term borrowing needs. At March 31, 2002, our company had available borrowing capacity of $92.2 million under our credit facilities. We believe that the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

In connection with our acquisition of State Industries in December of 2001, we recorded additional purchase liabilities of approximately $3.9 million associated with employee severance costs. As of March 31, 2002, we have charged $0.6 million against this reserve. In addition, we recorded purchase liabilities of $17.9 million in 1999 associated with our MagneTek motor acquisition, which included employee severance and relocation, as well as certain facility costs. The balance of the MagneTek purchase liabilities was $6.0 million at March 31, 2002. We expect these activities to be completed within the next year.

On April 9, 2002, our board of directors declared a regular quarterly dividend of $.13 per share on our Common stock and Class A common stock, which is payable on May 15, 2002 to stockholders of record on April 30, 2002.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
As is more fully described in our annual report on Form 10-K for the year ended December 31, 2001, we are exposed to various types of market risks, primarily currency and certain commodities. We monitor our risks in these areas on a continuous basis and generally enter into forward and futures contracts to minimize these exposures for periods of less than one year. Our company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

Forward Looking Statements
This document contains statements that we believe are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, including statements made in the "Outlook" section of this document, statements regarding our future financial position, business strategy, budgets, projected sales, costs and earnings, and plans and objectives for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "continue," or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include the following: instability in our electric motor and water products markets; our inability to timely and properly integrate our acquisition of State Industries; our inability to implement cost-reduction programs; adverse changes in general economic conditions; competitive pressures on our businesses; and the potential that assumptions on which we based our expectations are inaccurate or will prove to be incorrect.

The forward-looking statements included in this document are made only as of the date of this filing, and we undertake no obligation to update publicly these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributable to the company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements.

A. O. Smith Corporation, with headquarters in Milwaukee, Wis., is one of North America's largest manufacturers of electric motors, with a comprehensive line of hermetic motors, fractional horsepower alternating current (AC) and direct current (DC) motors, and integral horsepower motors, as well as one of North America's largest manufacturers of residential and commercial water heating equipment. A. O. Smith Corporation has facilities in the United States, Mexico, Canada, England, Ireland, Hungary, the Netherlands, and China and employs approximately 15,000 people.

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 13 of the Notes to Consolidated Financial Statements in the company's Form 10-K Report for the year ended December 31, 2001, which is incorporated herein by reference. In such report, the company reported that it is currently involved as a potentially responsible party in judicial and administrative proceedings initiated on behalf of various state and federal regulatory agencies seeking to clean up 12 sites which have been environmentally impacted (the "Sites") and to recover costs they have incurred or will incur as to the Sites. During the first quarter the company resolved its past, present and future liability at one of those sites under a de minimis settlement agreement with the United States Environmental Protection Agency, reducing the number of Sites at which it is currently involved to 11.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         The exhibits listed in the accompanying Index to Exhibits are incorporated by reference as part of this Quarterly Report on Form 10-Q.

(b)      Reports on Form 8-K:

         On January 11, 2002, the company filed a Current Report on Form 8-K, dated December 28, 2001 (the "Form 8-K"), reporting under Items 2 and 7 the company's acquisition of all of the issued and outstanding shares of State Industries. On March 12, 2002, the company filed an amendment on Form 8-K/A to the Form 8-K. The Form 8-K, as amended, included audited financial statements for State Industries as of December 31, 2000 and for the year ended December 31, 2000, unaudited financial statements for State Industries as of September 29, 2001 and for the nine months ended September 29, 2001 and September 30, 2000, and unaudited pro forma condensed consolidated financial statements for the company for the year ended December 31, 2000 and the nine months ended September 30, 2001.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.


                                                   A. O. SMITH CORPORATION




April 17, 2002                                     /s/John J. Kita
                                                   -----------------------------
                                                   John J. Kita
                                                   Vice President,
                                                   Treasurer and Controller




April 17, 2002                                     /s/Kenneth W. Krueger
                                                   -----------------------------
                                                   Kenneth W. Krueger
                                                   Senior Vice President
                                                   and Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number      Description

(4.1) First Amendment, dated as of July 28, 2000, to Credit Agreement, among A. O. Smith Corporation, various financial institutions, Bank One, N.A. (formerly The First National Bank of Chicago), as Syndication Agent, and Bank of America, N.A., as Agent [Incorporated by reference to Exhibit 4.3 to A. O. Smith Corporation's Registration Statement on Form S-3 (Reg. No. 333-86074)].

(4.2) Second Amendment, dated as of July 27, 2001, to Credit Agreement, among A. O. Smith Corporation, various financial institutions, Bank One, N.A. (formerly The First National Bank of Chicago), as Syndication Agent, and Bank of America, N.A., as Agent [Incorporated by reference to Exhibit 4.4 to A. O. Smith Corporation's Registration Statement on Form S-3 (Reg. No. 333-86074)].