Form 10-Q
period 2002-06-30
SMITH A O CORP
filed 2002-07-24
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2002.

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


Class A Common Stock Outstanding as of June 30, 2002  --  8,635,289 shares

Common Stock Outstanding as of June 30, 2002   --   20,002,122   shares

                              Exhibit Index Page 20

                                      Index


                             A. O. Smith Corporation



Part I. Financial Information

Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Statements of Earnings
     - Three and six months ended June 30, 2002 and 2001                     3

     Condensed Consolidated Balance Sheets
     - June 30, 2002 and December 31, 2001                                   4

     Condensed Consolidated Statements of Cash Flows
     - Six months ended June 30, 2002 and 2001                               5

     Notes to Condensed Consolidated Financial Statements
     - June 30, 2002                                                      6-12

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                13-16

Item 3. Quantitative and Qualitative Disclosure of Market Risk           16-17

Part II. Other Information

Item 1. Legal Proceedings                                                   18

Item 4. Submission of Matters to a Vote of Security Holders              18-19

Item 5. Other Information                                                   19

Item 6. Exhibits and Reports on Form 8-K                                    19

Signatures                                                                  20

Index to Exhibits                                                           21

PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS

                                           A.O. SMITH CORPORATION
                                CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                             Three and Six Months ended June 30, 2002 and 2001
                                  (000 omitted except for per share data)
                                                (unaudited)
                                                                 Three Months Ended                Six Months Ended
                                                                      June 30                           June 30
                                                              -------------------------      -----------------------------
                                                                 2002          2001              2002            2001
                                                              -----------   -----------      -------------   ------------
Electrical Products                                         $    219,199  $    221,630     $      415,433  $      447,883
Water Systems                                                    167,085        86,618            342,778         178,600
                                                              -----------   -----------      -------------   -------------
     Net sales                                                   386,284       308,248            758,211         626,483
Cost of products sold                                            304,856       249,663            599,882         509,103
                                                              -----------   -----------      -------------   -------------
     Gross profit                                                 81,428        58,585            158,329         117,380
Selling, general and administrative expenses                      50,198        36,338            103,402          74,461
Interest expense                                                   3,683         3,901              7,860           8,702
Amortization of intangibles                                           60         1,734                141           3,467
Other (income) expense - net                                        (193)          349                596             948
                                                              -----------   -----------      -------------   -------------
                                                                  27,680        16,263             46,330          29,802
Provision for income taxes                                         9,688         5,570             16,216          10,580
                                                              -----------   -----------      -------------   -------------

     Net Earnings                                           $     17,992  $     10,693     $       30,114  $       19,222
                                                              ===========   ===========      =============   =============

Earnings per Common Share
     Basic                                                        $0.68         $0.45                $1.20            $0.82
                                                                  ======        ======               ======           =====
     Diluted                                                      $0.66         $0.45                $1.17            $0.81
                                                                  ======        ======               ======           =====

Dividends per Common Share                                        $0.13         $0.13                $0.26            $0.26
                                                                  ======        ======               ======           =====


See accompanying notes to unaudited condensed consolidated financial statements.

PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS

                                  A.O. SMITH CORPORATION
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                            June 30, 2002 and December 31, 2001
                                       (000 omitted)
                                                                 (unaudited)
                                                                June 30, 2002         December 31, 2001
                                                                -------------         -----------------
Assets
     Current Assets
     Cash and cash equivalents                                $         26,443       $        20,759
     Receivables                                                       239,030               209,871
     Inventories                                                       191,135               194,706
     Deferred income taxes                                              22,374                22,403
     Other current assets                                               11,373                28,039
     Net current assets - discontinued operations                            -                 1,796
                                                                ---------------        --------------
     Total Current Assets                                             490,355                477,574

     Property, plant and equipment                                     652,266               637,503
     Less accumulated depreciation                                     306,169               282,205
                                                                ---------------        --------------
     Net property, plant and equipment                                346,097                355,298
     Goodwill                                                          295,693               295,073
     Other intangibles                                                   6,410                 6,851
     Other assets                                                      172,561               159,127
                                                                ---------------        --------------
     Total Assets                                             $     1,311,116        $    1,293,923
                                                                ===============        ==============

Liabilities
     Current Liabilities
     Notes payable                                            $              -       $         3,280
     Trade payables                                                    136,010               135,684
     Accrued payroll and benefits                                       34,670                29,525
     Accrued liabilities                                                52,915                53,832
     Product warranty                                                   19,546                19,470
     Income taxes                                                        2,382                   887
     Long-term debt due within one year                                 12,472                13,272
     Net current liabilities - discontinued operations                   2,690                     -
                                                                ---------------        --------------
     Total Current Liabilities                                        260,685                255,950

     Long-term debt                                                    242,044               390,385
     Other liabilities                                                 129,479               133,556
     Deferred income taxes                                              73,896                62,154
                                                                ---------------        --------------

     Total Liabilities                                                 706,104               842,045

Stockholders' Equity
     Class A common stock, $5 par value: authorized
        14,000,000 shares; issued 8,667,884                             43,339                43,432
     Common stock, $1 par value: authorized 60,000,000
        shares; issued  23,881,478                                      23,881                23,863
     Capital in excess of par value                                     74,244                54,785
     Retained earnings                                                 575,338               551,420
     Accumulated other comprehensive loss                               (6,427)               (6,858)
     Treasury stock at cost                                           (105,363)             (214,764)
                                                                ---------------        --------------

     Total Stockholders' Equity                                       605,012                451,878
                                                                ---------------        --------------
Total Liabilities and Stockholders' Equity                    $     1,311,116        $    1,293,923
                                                                ===============        ==============


See accompanying notes to unaudited condensed consolidated financial statements

PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS

                                 A.O. SMITH CORPORATION
                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         Six Months Ended June 30, 2002 and 2001
                                      (000 omitted)
                                      (unaudited)
                                                                                              Six Months Ended
                                                                                                  June 30
                                                                                   ---------------------------------------
                                                                                       2002                     2001
                                                                                   --------------           --------------
Operating Activities
Continuing
       Net earnings                                                              $        30,114          $        19,222
       Adjustments to reconcile net earnings to net cash provided by operating activities:
            Depreciation                                                                  24,400                   18,725
            Amortization                                                                     730                    4,255
            Net change in current assets and liabilities                                  (2,337)                 (18,645)
            Net change in other noncurrent assets and liabilities                         (3,623)                  (6,707)
            Other                                                                            906                      (49)
                                                                                   --------------           --------------

Cash Provided by Operating Activities                                                     50,190                   16,801

Investing Activities
       Capital expenditures                                                              (16,363)                 (15,498)
       Acquisition of business                                                            (2,169)                       -
                                                                                   --------------           --------------

Cash Used in Investing Activities                                                        (18,532)                 (15,498)

Cash Flow before Financing Activities                                                     31,658                    1,303

Financing Activities
       Long-term debt retired                                                           (152,421)                 (40,484)
       Net proceeds from sale of common stock                                            127,480                        -
       Other stock transactions                                                              845                    1,046
       Dividends paid                                                                     (6,196)                  (6,139)
                                                                                   --------------           --------------

Cash Used in Financing Activities                                                        (30,292)                 (45,577)

Cash Provided by Discontinued Operations                                                   4,318                   44,174
                                                                                   --------------           --------------

       Net increase (decrease) in cash and cash equivalents                                5,684                     (100)
       Cash and cash equivalents-beginning of period                                      20,759                   15,287
                                                                                   --------------           --------------

Cash and Cash Equivalents - End of Period                                        $        26,443          $        15,187
                                                                                   ==============           ==============


See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             A. O. SMITH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (unaudited)
1.    Basis of Presentation
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company's latest Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the 2002 presentation.

2.    Acquisitions
      On December 28, 2001, A. O. Smith Corporation (the company) acquired all of the outstanding stock of State Industries, Inc. (State) for an aggregate purchase price of $117.6 million. This was comprised of $57.8 million for the outstanding stock, assumption of $56.3 million of debt, and $3.5 million of acquisition costs, of which $2.2 million were paid during the six-month period ended June 30, 2002. The purchase price was allocated to the assets acquired and liabilities assumed based upon current estimates of their respective fair values at the date of acquisition. In connection with the State acquisition, additional purchase liabilities of $3.9 million were recorded for employee severance. As of June 30, 2002, total costs incurred and charged against this liability to date totaled $1.8 million.

      On August 2, 1999, the company acquired the assets of MagneTek, Inc.'s (MagneTek) domestic electric motor business and six wholly owned foreign subsidiaries for $244.6 million. In connection with the MagneTek acquisition, the company recorded additional purchase liabilities of $17.9 million, which included employee severance and relocation, as well as certain facility exit costs. The remaining balance of such purchase liabilities at June 30, 2002 is $5.6 million.

3.    Business Improvement Programs
      In the fourth quarter of 2001, the company recorded restructuring and other charges of $9.4 million. The charges included employee separation costs of $7.7 million associated with product or component manufacturing repositioning and the realignment of certain administrative functions. The resulting reduction of workforce is approximately 150 salaried and 775 hourly employees. In addition, the company recorded facility impairment and lease charges of $1.7 million representing estimated costs of facilities to be vacated. The company spent $2.0 million through June 30, 2002. At June 30, 2002, the company estimates approximately 600 employees are yet to be impacted and plans to be substantially completed with the realignment activities prior to June 30, 2003.

4.    Inventories (000 omitted)

                                                    June 30, 2002      December 31, 2001
                                                    -------------      -----------------
      Finished products                              $    127,172          $    120,231
      Work in process                                      35,755                40,210
      Raw materials                                        52,318                58,375
                                                      -----------           -----------
                                                          215,245               218,816
      Allowance to state inventories
         at LIFO cost                                      24,110                24,110
                                                      -----------           -----------
                                                     $    191,135          $    194,706
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

      Changes in the carrying amount of goodwill during the six-month period ended June 30, 2002 consist of the following (000 omitted):

                                                               Electrical         Water
                                                                Products         Systems            Total
                                                              ------------      ---------       ------------
      Balance at December 31, 2001                             $   230,004      $   65,069      $   295,073
      Adjustment to property, plant and equipment
         and other assets                                              (38)            260              222
      Additional acquisition costs                                       -             398              398
                                                                ----------       ---------       ----------
      Balance at June 30, 2002                                 $   229,966      $   65,727      $   295,693
                                                                   =======       =========          =======

      As required by SFAS No. 142, the results of operations for periods prior to its adoption have not been restated. The following table reconciles reported net earnings and earnings per share to pro forma net earnings and earnings per share that would have resulted for the six-month period ended June 30, 2001 if SFAS No. 142 had been adopted effective January 1, 2001 (000 omitted, except per share amounts):

                                                              Three Months Ended               Six Months Ended
                                                                    June 30, 2001                  June 30, 2001
                                                              -------------------------        ----------------------
      Net earnings as reported                                        $   10,693                    $   19,222
      Goodwill amortization - after tax                                    1,044                         2,039
      Assembled workforce amortization - after tax                            61                           119
                                                                       ---------                     ---------
      Net earnings - pro forma                                            11,798                        21,380
                                                                       =========                     =========

      Basic earnings per share:
        As reported                                                   $      .45                    $     0.82
                                                                       =========                     =========
        Pro forma                                                     $      .50                    $     0.91
                                                                       =========                     =========

      Diluted earnings per share:
        As reported                                                   $      .45                    $     0.81
                                                                       =========                     =========
        Pro forma                                                     $      .49                    $     0.90
                                                                       =========                     =========

      Other intangible assets at June 30, 2002 and December 31, 2001 consist of the following (000 omitted):

                                                                                 June 30, 2002
                                                                 -----------------------------------------------
                                          Amortization           Carrying         Accumulated
                                               Period             Amount          Amortization              Net
                                          -----------------      -------          ------------          --------
      Intangible assets
       subject to amortization:
           Patents                           10 - 12 years        $    618            $  (140)           $   478
           Customer lists                         30 years           2,600               (253)             2,347
           Other                              5 - 15 years             996               (441)               555
                                                                   -------             ------             ------
                                                                     4,214               (834)             3,380
      Intangible assets not
       subject to amortization:
           Trademarks                                                3,030                  -              3,030
                                                                     -----             ------              -----
             Total intangible assets                              $  7,244            $  (834)           $ 6,410
                                                                   =======             ======             ======

                                                                               December 31, 2001
                                                                 -----------------------------------------------
                                          Amortization           Carrying         Accumulated
                                               Period             Amount          Amortization              Net
                                          -----------------      -------          ------------          --------
      Intangible assets
       subject to amortization:
           Patents                           10 - 12 years        $    618            $  (111)           $   507
           Customer lists                         30 years           2,600               (209)             2,391
           Other                              5 - 15 years           1,296               (373)               923
                                                                   -------             ------             ------
                                                                     4,514               (693)             3,821
      Intangible assets not
       subject to amortization:
           Trademarks                                                3,030                  -              3,030
                                                                     -----             ------              -----
             Total intangible assets                              $  7,544            $  (693)           $ 6,851
                                                                   =======             ======             ======

      Amortization expense is projected to be approximately $0.2 million for each of the fiscal years ended December 31, 2002 through 2006.

6.    Long-Term Debt
      The company's credit agreement and term notes contain certain conditions and provisions which restrict the company's payment of dividends. Under the most restrictive of these provisions, retained earnings of $196.6 million were unrestricted as of June 30, 2002.

7.    Common Stock Issuance
      On May 10, 2002, the company completed the sale of 4,776,065 shares of its common stock held in treasury. The $127.5 million net proceeds from the offering were used to reduce long-term debt.

8.    Comprehensive Earnings (000 omitted)
      The company's comprehensive earnings are comprised of net earnings, foreign currency translation adjustments, and realized and unrealized gains and losses on cash flow derivative instruments. Also included in comprehensive earnings for the six-month period ended June 30, 2001 was a cumulative loss adjustment on cash flow hedges of approximately $0.6 million in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001.

                                                                  Three Months Ended           Six Months Ended
                                                                       June 30                     June 30
                                                            -------------------------     -------------------------
                                                               2002           2001           2002           2001
                                                            ------------   ----------     -----------    ----------
      Net Earnings                                          $    17,992    $   10,693      $  30,114     $   19,222

      Other comprehensive earnings (loss):
        Foreign currency translation adjustments                  2,375           650          2,099         (1,167)
        Unrealized net gains (losses) on cash flow
          derivative instruments less related income
          tax (provision) benefit: 2002 -  $3,828 &
          $1,347; 2001 - $(928) & $(1,137)                       (5,987)        1,453         (1,668)         1,779
                                                             ----------     ---------       --------      ---------

      Comprehensive Earnings                                $    14,380    $   12,796      $  30,545     $   19,834
                                                             ==========     =========       ========      =========

9.    Earnings per Share of Common Stock
      The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

                                                        Three Months Ended                Six Months Ended
                                                              June 30                          June 30
                                                 --------------------------------   ------------------------------
                                                       2002            2001              2002            2001
                                                 --------------------------------   --------------  --------------
      Denominator for basic earnings
          per share
         - weighted-average shares                  26,486,407        23,644,889       25,136,771       23,578,440

      Effect of dilutive stock options                 745,678           267,289          645,508          292,127
                                                  ------------      ------------     ------------    -------------

      Denominator for diluted earnings
         per share                                  27,232,085        23,912,178       25,782,279       23,870,567
                                                    ==========        ==========       ==========       ==========

10.   Operations by Segment (000 omitted)

                                                           Three Months Ended                Six Months Ended
                                                                June 30                          June 30
                                                    ---------------------------------------------------------------
                                                       2002              2001             2002             2001
                                                    ------------      -----------      ------------     -----------
      Net sales
         Electrical Products                        $   219,199       $   221,630       $   415,433     $   447,883
         Water Systems                                  167,085            86,618           342,778         178,600
                                                     ----------        ----------        ----------      ----------
                                                    $   386,284       $   308,248       $   758,211     $   626,483
                                                     ==========        ==========        ==========      ==========

      Earnings before interest and taxes
         Electrical Products                        $    20,524       $    15,379       $    35,686     $    29,403
         Water Systems                                   16,594             9,885            30,172          19,736
                                                     ----------        ----------        ----------      ----------
                                                         37,118            25,264            65,858          49,139

      Corporate expenses                                 (5,755)           (5,100)          (11,668)        (10,635)
      Interest expense                                   (3,683)           (3,901)           (7,860)         (8,702)
                                                     ----------        ----------        ----------      ----------
      Earnings before income taxes                       27,680            16,263            46,330          29,802
      Provision for income taxes                         (9,688)           (5,570)          (16,216)        (10,580)
                                                     ----------        ----------        ----------        --------
      Net earnings                                  $    17,992       $    10,693       $    30,114     $    19,222
                                                     ==========        ==========        ==========      ==========

      Intersegment sales, which are immaterial, have been excluded from segment revenues.

11.   Accounting for Derivative Instruments

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

      Forward contracts are accounted for as cash flow hedges of a forecasted transaction. The fair value of these currency derivatives of $2.8 million has been recorded in accrued liabilities as of June 30, 2002. A fair value of $6.6 million for currency derivatives has been recorded in other current assets as of December 31, 2001. Gains and losses on these instruments are recorded in other comprehensive income (loss) until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) to the statement of earnings. The assessment of effectiveness for forward contracts is based on changes in the forward rates. These hedges have been determined to be perfectly effective.

      Commodity Future Contracts
      In addition to entering into supply arrangements in the normal course of business, the company also enters into future contracts to fix the cost of certain raw material purchases, principally copper and aluminum, with the objective of minimizing changes in inventory cost due to market price fluctuations.

      The commodity future contracts are designated as cash flow hedges of a forecasted transaction. Derivative commodity assets for copper of $0.2 million are recorded in other current assets as of June 30, 2002. Derivative commodity liabilities for copper of $6.2 million are recorded in accrued liabilities as of December 31, 2001. Derivative commodity liabilities for aluminum of $0.3 million and $0.7 million are recorded in accrued liabilities as of June 30, 2002 and December 31, 2001, respectively. Overall, the value of the effective portions of the commodity contracts of $0.1 million and ($6.9) million are recorded in accumulated other comprehensive income (loss) as of June 30, 2002 and December 31, 2001, respectively, and reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. Ineffective portions of the commodity hedges are recorded into earnings in the period in which the ineffectiveness occurs. Hedge ineffectiveness and impact on earnings was not material for the three- and six-month periods ended June 30, 2002 and 2001, respectively.

      The majority of the amounts in accumulated other comprehensive earnings
      (loss) for cash flow hedges are expected to be reclassified into earnings within one year.

12.   Subsequent Event
      On July 1, 2002, the company completed the purchase of the hermetic motor assets of the Athens Products division of Electrolux Group for approximately $11 million.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
SECOND QUARTER AND FIRST SIX MONTHS OF 2002 COMPARED TO 2001

Sales were $386.3 million in the second quarter of 2002, $78.1 million, or 25 percent higher than sales of $308.2 million recorded in the second quarter of 2001. Sales for the first half of 2002 were $758.2 million or 21 percent higher than sales of $626.5 million in the same period last year. The increase in second quarter sales was due primarily to our State Industries Inc. (State) water heater operation acquired in December 2001, while the increase in the first half was due to State partially offset by lower sales of electric motors.

Our gross profit margin for the second quarter of 2002 increased from 19.0 percent in 2001 to 21.1 percent. Our year to date gross profit margin in 2002 was 20.9 percent compared with 18.7 percent in the same period in 2001. The improved margins in both the second quarter and first half of 2002 resulted from product repositioning at Electrical Products, the addition of State Industries and material cost savings at both businesses.

Selling, general and administrative (SG&A) expenses in the second quarter and first half of 2002 were higher than the same periods in 2001 by $13.9 million and $28.9 million, respectively, as a result of the incremental SG&A associated with our State acquisition. On a year-to-date basis SG&A was 13.6 percent of sales compared with 11.9 percent of sales for the first six months of 2001. The increase in SG&A relative to sales resulted from our Water Systems business which has higher SG&A levels and has grown from 28.5 percent of total company sales in the first half of 2001 to 45.2 percent of total company sales in the first half of 2002.

Interest expense for the second quarter and first half of 2002 was lower than the comparable periods in 2001 by $.2 million and $.8 million, respectively, due to lower interest rates and reduced debt levels resulting from our stock offering (see Note 7 of notes to consolidated financial statements).

We have significant pension benefit costs and credits that are developed from actuarial valuation. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates, in making these assumptions. During the second quarter of 2002, we reduced our assumption for expected rate of return on plan assets from 10.0 percent to 9.75 percent. The amount of pension credit recognized in the second quarter and first half of 2002 was $4.1 million and $8.6 million, respectively, and compared with $5.6 million and $10.1 million in the comparable periods of 2001. The second quarter and first half of 2002 included $.5 million and $1.0 million for pension expense associated with our State acquisition. The pension credits are reflected as offsets to cost of products sold and SG&A.

Our effective tax rate for the second quarter and first half of 2002 was 35.0 percent. Our effective tax rates for the second quarter and first half of 2001 were 34.2 percent and 35.5 percent, respectively. The second quarter of 2001 benefitted from a year-to-date favorable adjustment related to the implementation of a more efficient tax structure for international operations.

Net earnings for the second quarter were $18.0 million, surpassing the same quarter last year by $7.3 million and establishing a record for the second quarter. Net earnings of $30.1 million for the first half of 2002 were $10.9 million higher than net earnings of $19.2 million in the first half of 2001. The increase in earnings was attributable to lower manufacturing costs and the elimination of goodwill amortization at Electrical Products; synergies from our State acquisition; and higher sales volume in our base Water Systems business. On a diluted per share basis, second quarter earnings increased from $.45 in 2001 to $.66 in 2002, while for the first half per share earnings increased from $.81 in 2001 to $1.17 in 2002. The 2002 second quarter and first half earnings per share amounts were diluted by approximately $.06 and $.07, respectively, as a result of increased shares outstanding associated with our stock offering.

Electrical Products
Second quarter sales for our Electrical Products segment were $219.2 million, modestly lower than sales of $221.6 million in the second quarter of 2001. Year to date sales for this segment were $415.4 million, a decline of $32.5 million from 2001 first half sales of $447.9 million. The decline in sales for the second quarter and first half occurred mostly in our heating, ventilation and air conditioning business.

Second quarter operating earnings for our Electrical Products business increased from $17.1 million in 2001 (as adjusted to exclude $1.7 million of goodwill amortization) to $20.5 million in 2002. Earnings for the first six months were $35.7 million or $3.0 million higher than 2001 first half earnings of $32.7 million (as adjusted to exclude $3.3 million of goodwill amortization). The favorable trend in earnings reflects the impact of product repositioning and other cost reduction programs.

On July 1, 2002, we purchased the hermetic motor assets of the Athens Products division of the Electrolux Group for approximately $11 million. This purchase is expected to add at least $30 million in annual sales and generate modest incremental earnings in 2003.

Water Systems
Second quarter and first half sales for our Water Systems segment increased by $80.5 million and $164.2 million, respectively over the comparable periods in 2001. Sales in 2002 associated with our State acquisition were $77.9 million for the second quarter and $162.0 million for the first half, accounting for most of the year over year increase.

Operating profits for Water Systems were $16.6 million in the second quarter of 2002 reflecting a $6.7 million increase over the same period last year. For the first half of 2002, earnings were $30.2 million as compared to $19.7 million in the first six months of 2001. The improved earnings performance in the second quarter and first half of 2002 compared with the same periods in 2001 was the result of State Industries and the synergies associated with this acquisition; and improved profitability in our China operation.

Critical Accounting Policies
Our accounting policies are described in Note 1 of notes to consolidated financial statements as disclosed in the Form 10-K for the fiscal year ended December 31, 2001. As disclosed in Note 1 of notes to consolidated financial statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the evaluation of the recoverability of certain assets including goodwill and receivables resulting from the payment of claims associated with the dip tube class action lawsuit (see Note 13 of notes to consolidated financial statements in the Form 10-K for the fiscal year ended December 31, 2001) as well as those estimates used in the determination of liabilities related to warranty activity, litigation, product liability, environmental matters and pensions and other post-retirement benefits. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience and trends, and in some cases, actuarial techniques. We constantly reevaluate these significant factors and adjustments are made when facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

Recent Accounting Pronouncements
The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 will become effective for us on January 1, 2003. Adoption of this statement is not expected to have a material impact on our consolidated financial statements. SFAS No. 144, which was adopted on January 1, 2002, has not had a material impact on our consolidated financial statements since its adoption.

Outlook
We continue to monitor conditions in our served markets and remain cautious about sales volumes for the rest of the year. However, as a result of the strong performance during the first half of the year, and the expectation for continued success in our cost reduction programs, we improved our full year 2002 earnings guidance to $1.70 to $1.80 per share, from our previous guidance of $1.60 to $1.70 per share.

Liquidity & Capital Resources
Our working capital for continuing operations was $232.4 million at June 30, 2002, $12.5 million higher than at December 31, 2001. A sales-related increase in accounts receivable of $29.2 million was partially offset by a reduction in our other current assets account as a result of receiving an expected $12.4 million tax refund. Cash provided by our operations during the first half of 2002 was $50.2 million compared with $16.8 million during the same period one year ago. We had higher earnings and smaller increases to working capital during the first half of

2002 compared with the first half of 2001. We project operating cash flow of $80 to $85 million for the full year.

Our capital expenditures during the first half of 2002 totaled $16.3 million, which was slightly more than the $15.5 million spent in the first half of 2001. The increase in capital spending is associated with our recent acquisition of State Industries. Our company is projecting 2002 capital expenditures of approximately $45 million, an increase over 2001 primarily due to the acquisition of State. We expect the level of 2002 capital expenditures to be marginally lower than 2002 depreciation expense and that cash flow during 2002 will adequately cover planned capital expenditures. We believe that our present facilities and planned capital expenditures are sufficient to provide adequate capacity for our operations in 2002.

On May 10, 2002, we completed the sale of 4.8 million shares of our common stock through a public offering at a price of $28.25 per share. With the $127.5 million net proceeds from our stock offering and operating cash flow, we reduced our long-term debt by $148.4 million from $390.4 million at December 31, 2001 to $242.0 million at June 30, 2002. Our leverage as measured by the ratio of total debt to total capitalization was 30 percent, down significantly from 47 percent at the end of 2001. Excluding potential acquisitions, we expect 2002 cash flow to result in a year-end leverage ratio slightly below current levels. We did not enter into any significant operating leases during the first six months of 2002. We expect to have adequate liquidity in 2002 as we have a minimal amount of long-term debt maturing, and we have adequate credit facilities to support our short-term borrowing needs. At June 30, 2002, our company had available borrowing capacity of $228.2 million under our credit facilities. We believe that the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

In connection with our acquisition of State in December 2001, we recorded additional purchase liabilities of approximately $3.9 million associated with employee severance costs. As of June 30, 2002, we have charged $1.8 million against this reserve. In addition, we recorded purchase liabilities of $17.9 million in 1999 associated with our MagneTek motor acquisition, which included employee severance and relocation, as well as certain facility costs. The balance of the MagneTek purchase liabilities was $5.6 million at June 30, 2002. We expect the majority of these activities to be completed within the next year.

On July 9, 2002, our board of directors increased the quarterly dividend on our common stock and Class A common stock by 8 percent to $.14 per share. The dividend is payable on August 15, 2002 to stockholders of record on July 31, 2002.

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

Forward Looking Statements
This document contains statements that we believe are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as "may," "will,""expect," "intend," "estimate," "anticipate," "believe," "continue," or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this release. Factors that could cause such a variance include the following: instability in the company's electric motor and water products markets; inability to timely and properly integrate the acquisition of State Industries; the inability to implement cost-reduction programs; adverse changes in general economic conditions; significant increases in raw material prices; competitive pressures on the company's businesses; and the potential that assumptions on which the company based its expectations are inaccurate or will prove to be incorrect.

Forward-looking statements included in this document are made only as of the date of this filing, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributable to the company, or persons acting on its behalf, are qualified in their entirety by these cautionary statements.

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters previously reported in Part 1, Item 3 and Note 12 of the Notes to Consolidated Financial Statements in the company's Form 10-K Report for the year ended December 31, 2001, and Part 2, Item 1 in the quarterly report on Form 10-Q for the quarter ended March 31, 2002, which are incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 4, 2002, the company mailed a proxy statement to its stockholders relating to the annual meeting of stockholders on April 8, 2002. The annual meeting included the election of directors, the consideration and action upon a proposal to approve the adoption of the A. O. Smith Combined Executive Incentive Compensation Plan and the reservation of 1,500,000 shares of Common Stock under the Plan, and the ratification of Ernst & Young LLP as the independent auditors of the company for 2002.

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

1.  Election of Directors

Class A Common Stock Directors              Votes For             Votes Withheld

Glen R. Bomberger                           8,515,191                  1,118
Ronald D. Brown                             8,515,115                  1,194
Robert J. O'Toole                           8,515,115                  1,194
Dr. Agnar Pytte                             8,514,196                  2,114
Bruce M. Smith                              8,515,191                  1,118
Mark D. Smith                               8,515,191                  1,118


Common Stock Directors                      Votes For             Votes Withheld

William F. Buehler                          13,708,998               119,174
Kathleen J. Hempel                          13,549,354               278,818

2. Approve the adoption of the A. O. Smith Combined Executive Incentive Compensation Plan and reservation of 1,500,000 shares of Common Stock under the Plan

                                                                                  Broker                Broker
COMBINED CLASS VOTE:               Votes For            Votes Against          Abstentions            Non Votes

Class A Common Stock and
Common Stock (1/10th vote)         9,334,587               221,970                53,323               289,247


3.  Ratification of Ernst & Young LLP as Independent Auditors

                                                                                  Broker
COMBINED CLASS VOTE:               Votes For            Votes Against          Abstentions

Class A Common Stock and
Common Stock (1/10th vote)         9,873,365                24,946                 815


ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A current report on Form 8-K was filed by the company on April 12, 2002. The Form 8-K announced a strong first quarter performance of $.50 per share earnings and an improved earnings projection to a range of $1.60 to $1.70 per share.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.


                                                 A. O. SMITH CORPORATION




July 23,2002                                     /s/John J. Kita
                                                 -------------------------------
                                                 John J. Kita
                                                 Vice President,
                                                 Treasurer and Controller




July 23, 2002                                    /s/Kenneth W. Krueger
                                                 -------------------------------
                                                 Kenneth W. Krueger
                                                 Senior Vice President
                                                 and Chief Financial Officer

                                INDEX TO EXHIBITS




Exhibit
Number      Description

None