Form 10-Q
period 2002-09-30
SMITH A O CORP
filed 2002-11-06
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002.

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


Class A Common Stock Outstanding as of September 30, 2002  --   8,566,034 shares

Common Stock Outstanding as of September 30, 2002   --   20,390,814  shares

                              Exhibit Index Page 22

                                      Index


                             A. O. Smith Corporation



Part I. Financial Information

Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Statements of Earnings
     - Three and nine months ended September 30, 2002 and 2001                 3

     Condensed Consolidated Balance Sheets
     - September 30, 2002 and December 31, 2001                                4

     Condensed Consolidated Statements of Cash Flows
     - Nine months ended September 30, 2002 and 2001                           5

     Notes to Condensed Consolidated Financial Statements
     - September 30, 2002                                                   6-11

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                  12-15

Item 3. Quantitative and Qualitative Disclosure of Market Risk                15

Item 4. Controls and Procedures                                               15

Part II. Other Information

Item 1. Legal Proceedings                                                     16

Item 5. Other Information                                                     16

Item 6. Exhibits and Reports on Form 8-K                                      16

Signatures                                                                    17

Certification of Periodic Report                                           18-21

Index to Exhibits                                                             22
     Exhibit 99                                                               23

PART I-FINANCIAL INFORMATION
ITEM 1-FINANCIAL STATEMENTS

                                              A.O. SMITH CORPORATION
                                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                              Three and Nine Months ended September 30, 2002 and 2001
                                      (000 omitted except for per share data)
                                                    (unaudited)

                                                            Three Months Ended                  Nine Months Ended
                                                               September 30                        September 30
                                                        ---------------------------       -------------------------------
                                                           2002           2001                 2002             2001
                                                        ------------   ------------       ---------------   -------------
Electrical Products                                   $     197,458  $     186,535      $        612,891  $      634,418
Water Systems                                               154,941         82,597               497,719         261,197
                                                        ------------   ------------       ---------------   -------------
     Net sales                                              352,399        269,132             1,110,610         895,615
Cost of products sold                                       286,054        226,496               885,936         735,599
                                                        ------------   ------------       ---------------   -------------
     Gross profit                                            66,345         42,636               224,674         160,016
Selling, general and administrative expenses                 48,327         35,376               151,729         109,837
Interest expense                                              3,184          4,165                11,044          12,867
Amortization of intangibles                                      71          1,733                   212           5,200
Other (income) expense - net                                   (183)           763                   413           1,711
                                                        ------------   ------------       ---------------   -------------
                                                             14,946            599                61,276          30,401
Provision for income taxes                                    4,924            213                21,140          10,793
                                                        ------------   ------------       ---------------   -------------

     Net Earnings                                     $      10,022  $         386      $         40,136  $       19,608
                                                        ============   ============       ===============   =============


Earnings per Common Share
     Basic                                                   $0.35          $0.02                 $1.52           $0.83
                                                             =====          =====                 =====           =====
     Diluted                                                 $0.34          $0.02                 $1.49           $0.82
                                                             =====          =====                 =====           =====

Dividends per Common Share                                   $0.14          $0.13                 $0.40           $0.39
                                                             =====          =====                 =====           =====


See accompanying notes to unaudited condensed consolidated financial statements.

PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS

                                             A.O. SMITH CORPORATION
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    September 30, 2002 and December 31, 2001
                                                   (000 omitted)

                                                                       (unaudited)
                                                                    September 30, 2002         December 31, 2001
                                                                    ------------------         -----------------
Assets
     Current Assets
     Cash and cash equivalents                                      $        32,942            $          20,759
     Receivables                                                            208,258                      209,871
     Inventories                                                            196,696                      194,706
     Deferred income taxes                                                   24,707                       22,403
     Other current assets                                                    13,634                       28,039
     Net current assets - discontinued operations                                 -                        1,796
                                                                      --------------             ----------------
     Total Current Assets                                                   476,237                      477,574

     Property, plant and equipment                                          668,150                      637,503
     Less accumulated depreciation                                          316,612                      282,205
                                                                      --------------             ----------------
     Net property, plant and equipment                                      351,538                      355,298
     Goodwill                                                               295,709                      295,073
     Other intangibles                                                        6,339                        6,851
     Prepaid Pension                                                        118,158                      103,272
     Other assets                                                            59,457                       55,855
                                                                      --------------             ----------------
     Total Assets                                                   $     1,307,438            $       1,293,923
                                                                      ==============             ================

Liabilities
     Current Liabilities
     Notes payable                                                  $             -            $           3,280
     Trade payables                                                         130,059                      135,684
     Accrued payroll and benefits                                            39,539                       29,525
     Accrued liabilities                                                     61,724                       53,832
     Product warranty                                                        19,817                       19,470
     Income taxes                                                               334                          887
     Long-term debt due within one year                                      11,671                       13,272
     Net current liabilities - discontinued operations                        2,105                            -
                                                                      --------------             ----------------
     Total Current Liabilities                                              265,249                      255,950

     Long-term debt                                                         220,360                      390,385
     Other liabilities                                                      129,072                      133,556
     Deferred income taxes                                                   78,764                       62,154
                                                                      --------------             ----------------

     Total Liabilities                                                      693,445                      842,045

Stockholders' Equity
     Class A common stock, $5 par value: authorized
        14,000,000 shares; issued 8,598,629                                  42,993                       43,432
     Common stock, $1 par value: authorized 60,000,000
        shares; issued  23,950,733                                           23,951                       23,863
     Capital in excess of par value                                          73,494                       54,785
     Retained earnings                                                      581,334                      551,420
     Accumulated other comprehensive loss                                    (9,885)                      (6,858)
     Treasury stock at cost                                                 (97,894)                    (214,764)
                                                                      --------------             ----------------

     Total Stockholders' Equity                                             613,993                      451,878
                                                                      --------------             ----------------
Total Liabilities and Stockholders' Equity                          $     1,307,438            $       1,293,923
                                                                      ==============             ================


See accompanying notes to unaudited condensed consolidated financial statements

PART I-FINANCIAL INFORMATION
ITEM 1-FINANCIAL STATEMENTS

                                  A.O. SMITH CORPORATION
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       Nine Months Ended September 30, 2002 and 2001
                                       (000 omitted)
                                       (unaudited)
                                                                                              Nine Months Ended
                                                                                                September 30
                                                                                   ----------------------------------------
                                                                                        2002                     2001
                                                                                   ---------------           --------------
Operating Activities
Continuing
       Net earnings                                                              $         40,136          $        19,608
       Adjustments to reconcile net earnings to net cash provided by operating activities:
            Depreciation                                                                   36,604                   28,427
            Amortization                                                                    1,124                    6,407
            Net change in current assets and liabilities                                   22,117                   (2,569)
            Net change in other noncurrent assets and liabilities                            (814)                 (13,036)
            Other                                                                            (761)                     496
                                                                                   ---------------           --------------

Cash Provided by Operating Activities                                                      98,406                   39,333

Investing Activities
       Capital expenditures                                                               (25,814)                 (23,395)
       Acquisition of business                                                            (11,757)                       -
                                                                                   ---------------           --------------

Cash Used in Investing Activities                                                         (37,571)                 (23,395)

Cash Flow before Financing Activities                                                      60,835                   15,938

Financing Activities
       Long-term debt retired                                                            (174,906)                 (53,721)
       Net proceeds from sale of common stock                                             127,480                        -
       Other stock transactions                                                             5,344                    1,238
       Dividends paid                                                                     (10,222)                  (9,228)
                                                                                   ---------------           --------------

Cash Used in Financing Activities                                                         (52,304)                 (61,711)

Cash Provided by Discontinued Operations                                                    3,652                   43,327
                                                                                   ---------------           --------------

       Net increase (decrease) in cash and cash equivalents                                12,183                   (2,446)
       Cash and cash equivalents-beginning of period                                       20,759                   15,287
                                                                                   ---------------           --------------

Cash and Cash Equivalents - End of Period                                        $         32,942          $        12,841
                                                                                   ===============           ==============


See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             A. O. SMITH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (unaudited)
1.    Basis of Presentation
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company's latest Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the 2002 presentation.

2.    Acquisitions
      On July 1, 2002, A. O. Smith Corporation (the company) completed the purchase of the hermetic motor assets of the Athens Products (Athens) division of Electrolux Group for cash consideration of $9.6 million. The purchase price was allocated to the assets acquired and liabilities assumed based upon current estimates of their respective fair values at the date of acquisition.

      On December 28, 2001, the company acquired all of the outstanding stock of State Industries, Inc. (State) for an aggregate purchase price of $117.6 million. This was comprised of $57.8 million for the outstanding stock, assumption of $56.3 million of debt, and $3.5 million of acquisition costs, of which $2.2 million were paid during the nine-month period ended September 30, 2002. The purchase price was allocated to the assets acquired and liabilities assumed based upon current estimates of their respective fair values at the date of acquisition.

      In connection with our acquisition of Athens in July 2002, we recorded additional purchase liabilities of approximately $4.2 million primarily for employee severance costs associated with product manufacturing repositioning. As of September 30, 2002, we have charged $0.7 million against this reserve.

      In connection with the Athens acquisition and certain other acquisitions by the company, aggregate additional purchase liabilities of $26.0 million were recorded at the respective acquisition dates for employee severance and relocation, as well as certain facility exit costs. As of September 30, 2002, costs incurred and charged against these liabilities to date totaled $15.4 million.

3.    Business Improvement Programs
      In the fourth quarter of 2001, the company recorded restructuring and other charges of $9.4 million. The charges included employee separation costs of $7.7 million associated with product or component manufacturing repositioning and the realignment of certain administrative functions. The resulting reduction of workforce is approximately 150 salaried and 775 hourly employees. In addition, the company recorded facility impairment and lease charges of $1.7 million representing estimated costs of facilities to be vacated. The company spent $2.9 million through September 30, 2002. At September 30, 2002, the company estimates approximately 520 employees are yet to be impacted and plans to be substantially completed with the realignment activities prior to June 30, 2003.

4.    Inventories (000 omitted)
                                      September 30, 2002   December 31, 2001
                                      ------------------   -----------------
      Finished products                     $    130,289         $    120,231
      Work in process                             36,255               40,210
      Raw materials                               54,262               58,375
                                             -----------          -----------
                                                 220,806              218,816
      LIFO reserve                                24,110               24,110
                                             -----------          -----------
                                            $    196,696         $    194,706
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

      Changes in the carrying amount of goodwill during the nine-month period ended September 30, 2002 consist of the following (000 omitted):

                                                               Electrical          Water
                                                                Products         Systems            Total
                                                              ------------      ---------       ------------
      Balance at December 31, 2001                             $   230,004      $   65,069      $   295,073
      Adjustment to property, plant and equipment
         and other assets                                              (22)            260              238
      Additional acquisition costs                                       -             398              398
                                                                ----------       ---------       ----------
      Balance at September 30, 2002                            $   229,982      $   65,727      $   295,709
                                                                   =======       =========          =======

      As required by SFAS No. 142, the results of operations for periods prior to its adoption have not been restated. The following table reconciles reported net earnings and earnings per share to pro forma net earnings and earnings per share that would have resulted for the three- and nine-month periods ended September 30, 2001 if SFAS No. 142 had been adopted effective January 1, 2001 (000 omitted, except per share amounts):

                                                            Three Months Ended       Nine Months Ended
                                                              September 30             September 30
                                                          ----------------------  -----------------------
      Net earnings as reported                                 $      386               $   19,608
      Goodwill amortization - after tax                             1,019                    3,058
      Assembled workforce amortization - after tax                     60                      179
                                                                ---------                ---------
      Net earnings - pro forma                                      1,465                   22,845
                                                                =========                =========

      Basic earnings per share:
        As reported                                            $      .02               $     0.83
                                                                =========                =========
        Pro forma                                              $      .06               $     0.97
                                                                =========                =========

      Diluted earnings per share:
        As reported                                            $      .02               $     0.82
                                                                =========                =========
        Pro forma                                              $      .06               $     0.96
                                                                =========                =========

6.    Long-Term Debt
      The company's credit agreement and term notes contain certain conditions and provisions which restrict the company's payment of dividends. Under the most restrictive of these provisions, retained earnings of $200.6 million were unrestricted as of September 30, 2002.

7.    Common Stock Issuance
      On May 10, 2002, the company completed the sale of 4,776,065 shares of its common stock held in treasury. The $127.5 million net proceeds from the offering were used to reduce long-term debt.

8.    Comprehensive Earnings (000 omitted)
      The company's comprehensive earnings are comprised of net earnings, foreign currency translation adjustments, and realized and unrealized gains and losses on cash flow derivative instruments. Also included in comprehensive earnings for the nine-month period ended September 30, 2001 was a cumulative loss adjustment on cash flow hedges of approximately $0.6 million in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001.

                                                                Three Months Ended          Nine Months Ended
                                                                   September 30                September 30
                                                            -------------------------   ---------------------------
                                                               2002           2001          2002            2001
                                                            ------------   ----------    -----------     ----------
      Net Earnings                                          $    10,022    $      386      $  40,136     $   19,608

      Other comprehensive earnings (loss):
        Foreign currency translation adjustments                   (271)          502          1,828           (665)
        Unrealized net losses on cash flow
          derivative instruments less related income
          tax benefit: 2002 -  $2,038 and
          $3,098; 2001 - $3,243 and $2,106                       (3,187)       (5,004)        (4,855)        (3,225)
                                                             ----------     ----------      ---------     ----------

      Comprehensive Earnings (Loss)                         $     6,564    $   (4,116)     $  37,109     $   15,718
                                                             ==========     ==========      ========      =========

9.    Earnings per Share of Common Stock
      The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

                                                       Three Months Ended                Nine Months Ended
                                                           September 30                      September 30
                                                 --------------------------------   ------------------------------
                                                       2002            2001              2002            2001
                                                 --------------------------------   --------------  --------------
      Denominator for basic earnings
          per share
          - weighted-average shares                 28,752,219        23,707,974       26,355,164       23,622,093

      Effect of dilutive stock options                 698,739           217,383          663,251          267,212
                                                  ------------      ------------     ------------    -------------

      Denominator for diluted earnings
         per share                                  29,450,958        23,925,357       27,018,415       23,889,305
                                                    ==========        ==========       ==========       ==========

10.   Operations by Segment (000 omitted)

                                                         Three Months Ended                 Nine Months Ended
                                                            September 30                      September 30
                                                    -----------------------------      ----------------------------
                                                       2002              2001             2002             2001
                                                    ------------      -----------      ------------     -----------
      Net sales
         Electrical Products                        $   197,458       $   186,535     $     612,891     $   634,418
         Water Systems                                  154,941            82,597           497,719         261,197
                                                     ----------        ----------      ------------      ----------
                                                    $   352,399       $   269,132     $   1,110,610     $   895,615
                                                     ==========        ==========      ============      ==========

      Earnings before interest and taxes
         Electrical Products                        $    10,290       $     1,622     $      45,976     $    31,025
         Water Systems                                   13,398             8,824            43,570          28,560
                                                     ----------        ----------        ----------      ----------
                                                         23,688            10,446            89,546          59,585

      Corporate expenses                                 (5,558)           (5,682)          (17,226)        (16,317)
      Interest expense                                   (3,184)           (4,165)          (11,044)        (12,867)
                                                     ----------        ----------        ----------      ----------
      Earnings before income taxes                       14,946               599            61,276          30,401
      Provision for income taxes                         (4,924)             (213)          (21,140)        (10,793)
                                                     ----------        ----------        ----------        --------
      Net earnings                                  $    10,022       $       386     $      40,136     $    19,608
                                                     ==========        ==========      ============      ==========

      Intersegment sales, which are immaterial, have been excluded from segment revenues.

11.   Accounting for Derivative Instruments
      The company utilizes certain derivative instruments to enhance its ability to manage currency exposures and raw materials price risks. Derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes. The company has hedged certain of its forecasted exposures. Approximately 89 percent of these contracts expire by December 31, 2003. The contracts are executed with major financial institutions with no credit loss anticipated for failure of the counterparties to perform.

      Foreign Currency Forward Contracts
      The company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases and certain inter-company transactions in the normal course of business. Contracts typically have maturities of a year or less. Principal currencies include the Mexican peso, Hungarian forint, British pound, Euro and U.S. dollar.

      Forward contracts are accounted for as cash flow hedges of a forecasted transaction. The fair value of these currency derivatives of $4.9 million has been recorded in accrued liabilities as of September 30, 2002. A fair value of $6.6 million for currency derivatives has been recorded in other current assets as of December 31, 2001. Gains and losses on these instruments are initially recorded in other comprehensive income (loss) and subsequently reclassified into earnings when the underlying transaction affects income. The assessment of effectiveness for forward contracts is based on changes in the forward rates. These hedges have been determined to be perfectly effective.

      Commodity Future Contracts
      In addition to entering into supply arrangements in the normal course of business, the company also enters into future contracts to fix the cost of certain raw material purchases, principally copper and aluminum, with the objective of minimizing changes in inventory cost due to market price fluctuations.

      The commodity future contracts are designated as cash flow hedges of a forecasted transaction. Derivative commodity liabilities for copper of $3.6 million and $6.2 million are recorded in other current liabilities as of September 30, 2002 and December 31, 2001, respectively. Derivative commodity liabilities for aluminum of $0.3 million and $0.7 million are recorded in accrued liabilities as of September 30, 2002 and December 31, 2001, respectively. Overall, the value of the effective portions of the commodity contracts of ($3.3) million and ($6.9) million are recorded in accumulated other comprehensive income (loss) as of September 30, 2002 and December 31, 2001, respectively, and subsequently reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. Ineffective portions of the commodity hedges are recorded into earnings in the period in which the ineffectiveness occurs. Hedge ineffectiveness and impact on earnings was not material for the three- and nine-month periods ended September 30, 2002 and 2001, respectively.

      The majority of the amounts in accumulated other comprehensive earnings
      (loss) for cash flow hedges are expected to be reclassified into earnings within one year.

PART I - FINANCIAL INFORMATION
ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THIRD QUARTER AND FIRST NINE MONTHS OF 2002 COMPARED TO 2001

Our sales were $352.4 million in the third quarter of 2002 or 31 percent higher than sales of $269.1 million in last year's third quarter. Sales for the first nine months of the year were $1.11 billion or 24 percent higher than sales of $895.6 million in the same period last year. The increase in third quarter sales was due to our acquisitions of State Industries Inc. (State) in December 2001 and Athens Products (Athens) in July 2002 as well as higher sales in the base water heater business. The increase in year-to-date sales was due to the acquisitions partially offset by lower sales of electric motors in the first half of the year.

Our gross profit margin for the third quarter of 2002 increased from 15.8 percent in 2001 to 18.8 percent. Our year-to-date gross profit margin in 2002 was 20.2 percent compared with 17.9 percent in the same period in 2001. The improved margins in both the third quarter and first nine months of 2002 resulted from product repositioning at Electrical Products, the addition of State Industries, and material cost savings at both businesses.

Our selling, general and administrative (SG&A) expenses in the third quarter and first nine months of 2002 were higher than the same periods in 2001 by $13.0 million and $41.9 million, respectively, primarily as a result of the incremental SG&A associated with our State acquisition. On a year-to-date basis SG&A was 13.7 percent of sales compared with 12.3 percent of sales for the first nine months of 2001. The increase in SG&A relative to sales resulted from our Water Systems business which has higher SG&A levels and has grown from 29.2 percent of our total company sales in the first nine months of 2001 to 44.8 percent of total company sales in the same period of 2002.

Interest expense for the third quarter and first nine months of 2002 was lower than the comparable periods in 2001 by $1.0 million and $1.8 million, respectively, due to lower interest rates and reduced debt levels resulting from our stock offering (see Note 7 of Notes to Condensed Consolidated Financial Statements).

We have significant pension benefit costs and credits that are developed from actuarial valuation. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates, in making these assumptions. During the second quarter of 2002, we reduced our assumption for expected rate of return on plan assets from 10.0 percent to 9.75 percent. The amount of pension credit recognized in the third quarter and first nine months of 2002 was $4.1 million and $12.7 million, respectively, and compared with $5.0 million and $15.1 million in the comparable periods of 2001. The third quarter and first nine months of 2002 included $.5 million and $1.7 million for pension expense associated with our State acquisition. The pension credits are reflected as offsets to cost of products sold and SG&A.

Our year-to-date effective tax rate was 34.5 percent compared with 35.5 percent for the first nine months of 2001. The effective rate in 2002 benefited from the implementation of a more efficient tax structure for international operations which was initially implemented in the second quarter of 2001 with additional favorable impacts being recognized commencing with the third quarter of 2002.

Net earnings for the third quarter improved significantly to $10.0 million from $.4 million in last year's third quarter. Net earnings of $40.1 million for the first nine months of 2002 were more than double the net earnings of $19.6 million recognized in the same period of 2001. The increase in earnings was attributable to lower manufacturing costs and the elimination of goodwill amortization at Electrical Products; synergies from our State acquisition; and higher sales volume in our base Water Systems business. On a diluted per share basis, third quarter earnings increased from $.02 in 2001 to $.34 in 2002, while for the first nine months per share earnings increased from $.82 in 2001 to $1.49 in 2002. The 2002 third quarter and year-to-date earnings per share amounts were diluted by approximately $.04 and $.11, respectively, as a result of increased shares outstanding associated with our stock offering.

Electrical Products
Third quarter sales for our Electrical Products segment were $197.5 million or $10.9 million higher than the same period last year with the increase attributable to the Athens acquisition at the beginning of the quarter. Sales to the domestic heating, ventilation and air conditioning (HVAC) market were 8 percent lower than in the third quarter of 2001 while sales of motors for pumps, after-market and general industry applications improved more than 10 percent compared with the same period last year. Year-to-date sales for this segment were $612.9 million, a decline of $21.5 million from 2001 nine month sales of $634.4 million. The year-to-date decline occurred mostly in sales to the commercial air conditioning market.

Third quarter operating earnings for our Electrical Products segment increased from $3.3 million (as adjusted to exclude $1.7 million of goodwill amortization) to $10.3 million in 2002. Earnings for the first nine months were $46.0 million or $10.0 million higher than 2001 nine month earnings of $35.9 million (as adjusted to exclude $4.9 million of goodwill amortization). The favorable trend in earnings reflects the impact of product repositioning and other cost reduction programs.

Water Systems
Third quarter and nine month sales for our Water Systems segment increased by $72.3 million and $236.5 million, respectively over the comparable periods in 2001. Sales in 2002 associated with our State acquisition were $68.9 million for the second quarter and $230.9 million for the first nine months, accounting for most of the year over year increase. The remaining increase in sales was attributable to modestly higher volume for the base residential and commercial business and the China operation.

Operating earnings for Water Systems were $13.4 million in the third quarter of 2002 reflecting a $4.6 million increase over the same period last year. For the first nine months of 2002, earnings were $43.6 million as compared to $28.6 million for the same period last year. The improved earnings performance in the third quarter and first nine months of 2002 compared with the same periods in 2001 was the result of State Industries and the synergies associated with this acquisition and improved profitability in our China operation.

Critical Accounting Policies
Our accounting policies are described in Note 1 of Notes to Consolidated Financial Statements as disclosed in the Form 10-K for the fiscal year ended December 31, 2001. Also as disclosed in Note 1, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the evaluation of the recoverability of certain assets including goodwill and receivables resulting from the payment of claims associated with the dip tube class action lawsuit (see Note 13 of notes to consolidated financial statements in the Form 10-K for the fiscal year ended December 31, 2001) as well as those estimates used in the determination of liabilities related to warranty activity, litigation, product liability, environmental matters and pensions and other post-retirement benefits. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience and trends, and in some cases, actuarial techniques. We constantly reevaluate these significant factors and adjustments are made when facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

Recent Accounting Pronouncements
The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 143 will become effective for us on January 1, 2003. Adoption of this statement is not expected to have a material impact on our consolidated financial statements. SFAS No. 144, which was adopted on January 1, 2002, has not had a material impact on our consolidated financial statements since its adoption. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. Management is currently assessing the provisions of SFAS No. 146 but believes there will be no effect on the company's financial position or results of operations at the time of adoption.

Outlook
The improved margin performance of our operating units is having a positive effect on earnings per share, and consequently, we expect 2002 earnings will range between $1.80 and $1.85 per share.

Looking ahead, we believe the challenging market conditions we are now experiencing will continue into 2003, particularly in our electric motor markets. However, the ongoing impact of Electrical Products' cost-reduction actions, combined with the continued benefits of the State integration into Water Systems will have a positive impact on 2003 earnings. Consequently, we estimate that next year's earnings will range between $2.05 and $2.25 per share.

Liquidity & Capital Resources
Our working capital for continuing operations was $213.1 million at September 30, 2002, $6.7 million lower than at December 31, 2001. The most significant factor impacting working capital was the reduction in our other current assets account as a result of receiving an expected $12.4 million tax refund. Cash provided by our operations during the first nine months of 2002 was $98.4 million compared with $39.3 million during the same period one year ago. We attribute the higher cash flow provided by operations to higher earnings and improved working capital management during the first nine months of 2002 compared with the first nine months of 2001. We project operating cash flow for the full year to approximate current levels.

Our 2002 capital expenditures through September 30 totaled $25.8 million, which was slightly higher than the $23.4 million spent in the same period of 2001. The increase in capital spending is associated with our recent acquisition of State Industries. Our company is projecting 2002 capital expenditures of approximately $40 to $45 million, an increase over 2001 capital expenditures of $35.3 million primarily due to the acquisition of State. We believe that our facilities and planned capital expenditures are sufficient to provide capacity for our operations in the near term.

With the net proceeds from our stock offering completed earlier this year, coupled with strong operating cash flow, we reduced our total debt by $174.9 million to $232.0 million at September 30, 2002. Our leverage as measured by the ratio of total debt to total capitalization was 27 percent, down significantly from 47 percent at the end of 2001. We did not enter into any significant operating leases during the first nine months of 2002. At September 30, 2002, our company had available borrowing capacity of $247.4 million under our credit facilities. We believe that the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

In connection with our acquisition of Athens in July 2002, we recorded additional purchase liabilities of approximately $4.2 million primarily for employee severance costs associated with product manufacturing repositioning. As of September 30, 2002, we have charged $0.7 million against this reserve. In connection with the Athens acquisition and certain other acquisitions by the company, aggregate additional purchase liabilities of $26.0 million were recorded at the respective acquisition dates for employee severance and relocation, as well as certain facility exit costs. As of September 30, 2002, costs incurred and charged against these liabilities to date totaled $15.4 million. We expect the majority of the respective activities to be completed within the next year.

The recent decline in the U.S. equity markets has resulted in a decrease in the value of the assets of our pension plan. We currently estimate that the accumulated benefit obligation of our primary defined benefit pension plan exceeds the fair value of plan assets by approximately $40 million. If the U.S. equity markets do not recover by the plan's measurement date in the fourth quarter, and we choose not to fund the difference between the accumulated benefit obligation and the fair value of plan assets, we will be required to record a charge to stockholders' equity for that difference as well as the elimination of the current prepaid pension asset. This direct charge to equity, which would be approximately $100 million net of tax, would have no impact on cash or net income. If the charge is recorded it will result in an increase to our leverage ratio from 27 percent to approximately 31 percent.

On October 11, 2002, our board of directors declared a quarterly dividend on our Common Stock and Class A Common Stock of $.14 per share. The dividend is payable on November 15, 2002 to stockholders of record on October 31, 2002.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
Our chief executive officer and chief financial officer, after evaluating the effectiveness of the company's disclosure controls and procedures, have concluded that these disclosure controls and procedures were adequate and effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls
There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

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

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters previously reported in Part 1, Item 3 and Note 12 of the Notes to Consolidated Financial Statements in the company's Form 10-K Report for the year ended December 31, 2001, and Part 2, Item 1 in the quarterly report on Form 10-Q for the quarter ended March 31, 2002.

ITEM 5 - OTHER INFORMATION

Effective August 7, 2002, the listing of our Class A Common Stock on the American Stock Exchange LLC was withdrawn. Class A Common Stock is now traded on the Over-the-Counter Bulletin Board and is also convertible to Common Stock.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.


                                            A. O. SMITH CORPORATION




November 5, 2002                            /s/John J. Kita
                                            John J. Kita
                                            Vice President,
                                            Treasurer and Controller




November 5, 2002                            /s/Kenneth W. Krueger
                                            Kenneth W. Krueger
                                            Senior Vice President
                                            and Chief Financial Officer

CERTIFICATION OF PERIODIC REPORT


I, Robert J. O'Toole, Chairmen, President, and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of A. O. Smith Corporation (the "company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this quarterly report;

4. The company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the company and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The company's other certifying officer and I have disclosed, based on our most recent evaluation, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls; and

6. The company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 5, 2002


/s/ Robert J. O'Toole
Robert J. O'Toole
Chairman, President, and Chief Executive Officer

CERTIFICATION OF PERIODIC REPORT


I, Kenneth W. Krueger, Senior Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of A. O. Smith Corporation (the "company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this quarterly report;

4. The company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the company and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The company's other certifying officer and I have disclosed, based on our most recent evaluation, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls; and

6. The company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 5, 2002


/s/ Kenneth W. Krueger
Kenneth W. Krueger
Senior Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number      Description

10 Material contracts (a) A. O. Smith Combined Executive Incentive Compensation Plan, incorporated by reference to the Form S-8 Registration filed by the corporation on July 16, 2002, (Req. No. 333-92428)

99 Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.