Form 10-K
period 2002-12-31
SMITH A O CORP
filed 2003-02-20
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---    ACT OF 1934 For the fiscal year ended December 31, 2002

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
---    For the transition period from             to
                                      -----------   ----------
Commission File Number 1-475

                 [GRAPHIC OMITTED][A.O. SMITH CORPORATION LOGO]


                Delaware                              39-0619790
       (State of Incorporation)                (IRS Employer ID Number)

                P.O. Box 245008, Milwaukee, Wisconsin 53224-9508
                            Telephone: (414) 359-4000

Securities registered pursuant to Section 12(b) of the Act:

                                 Shares of Stock Outstanding       Name of Each Exchange on
        Title of Each Class          January 31, 2003                 Which Registered
        -------------------      ---------------------------       -------------------------
Class A Common Stock                      8,559,425                        Not listed
(par value $5.00 per share)

Common Stock                             20,480,498                 New York Stock Exchange
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the act)  Yes X   No
                                      ---    ---

The aggregate market value of voting stock held by nonaffiliates of the registrant was $12,791,576 for Class A Common Stock and $421,949,989 for Common Stock as of January 31, 2003.

Documents Incorporated by Reference:
1. Portions of the company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference in Part III).

PART 1

ITEM 1 - BUSINESS
-----------------

We are a leading manufacturer of electric motors and water heating equipment, serving a diverse mix of residential, commercial, and industrial end markets principally in the United States with a growing international presence. Our company is organized in two segments: Electrical Products and Water Systems. Our Electrical Products business manufactures and markets a comprehensive line of hermetic motors, fractional horsepower alternating current (AC) and direct current (DC) motors, and integral horsepower motors. Our Water Systems business manufactures and markets a comprehensive line of residential gas and electric water heaters, standard and specialty commercial water heating equipment, high-efficiency copper-tube boilers, and water systems tanks. In 2002, we had net sales of approximately $1.5 billion, with 54 percent attributable to our Electrical Products business and 46 percent attributable to our Water Systems business.

During the past six years, we have significantly repositioned our company. We have changed from a diversified manufacturer with five businesses, the largest of which was our legacy automotive structural components business that represented more than 50 percent of our total sales, to a company focused on our Electrical Products and Water Systems businesses, which we believe offer the opportunity for higher growth and more profitability.

The following table summarizes our net sales by operating segment. This segment summary and all other information presented in this section should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements which appear elsewhere in this document.

                                           Years Ended December 31 (dollars in millions)
                                           ---------------------------------------------

                                    2002          2001         2000         1999        1998
                                    ----          ----         ----         ----        ----
    Electrical Products           $  790.4      $  802.7     $  902.4     $  735.0     $487.4

    Water Systems                    678.7         348.5        345.5        335.3      313.4
                                  --------      --------     --------     --------     -------

    Total Operations              $1,469.1      $1,151.2     $1,247.9     $1,070.3     $800.8
                                  ========      ========     ========     ========     =======

ElectricAL PRODUCTS

Our Electrical Products segment sales decreased $12 million or two percent in 2002 to $790 million. Excluding the third quarter 2002 acquisition of the hermetic motor assets of the Athens Products (Athens) division of the Electrolux Group, segment sales declined approximately $32 million or four percent. The decrease in sales in 2002 was primarily due to lower sales of motors to the heating, ventilating, and air-conditioning (HVAC) market.

We are one of the three largest manufacturers of electric motors in North America, having manufactured approximately 36 million electric motors in 2002. We offer a comprehensive line of hermetic motors, fractional horsepower AC and DC motors, and integral horsepower motors, ranging in size from sub-fractional C-frame ventilation motors up to 500 horsepower hermetic and 800 horsepower specialty integral motors. We believe our extensive product offering gives us an advantage in our targeted markets, often allowing us to serve all of our customers electric motor needs. We have significantly broadened our electric motor product line and customer base through a series of acquisitions over the last six years, including

UPPCO, General Electric Company's domestic hermetic motor business, MagneTek's electric motor business, and the hermetic motor assets of Athens.

Our motors are used in a wide range of targeted residential, commercial, and industrial applications, including: hermetic motors that are sold worldwide to manufacturers of air conditioning and commercial refrigeration compressors; fractional horsepower fan motors used in furnaces, air conditioners, and blowers; fractional horsepower motors for pumps for home water systems, swimming pools, hot tubs, and spas; fractional horsepower motors used in other consumer products (such as garage door openers); and integral horsepower AC and DC motors for industrial and commercial applications. Sales to the heating, ventilating, air conditioning and refrigeration market account for more than 60 percent of segment sales. In July 2002, we expanded our presence in the hermetic motor market by acquiring Athens.

Approximately 85 percent of our 2002 segment sales were to original equipment manufacturers (OEM) in a diverse mix of industries, with the remainder of sales directed to the aftermarket or distribution channels. Sales to our largest customer, York International and its wholly owned Bristol Compressors subsidiary, were $173 million in 2002 and represented approximately 22 percent of segment sales. We believe that more than 25 percent of our total segment sales were attributable to products used outside of the United States. We estimate that approximately 60 percent of the market is derived from the less cyclical replacement business with the remainder being impacted by general business conditions in the new construction market.

To remain a leader in this highly competitive industry, we are committed to being a low-cost supplier of electrical products. We were one of the first motor manufacturers to identify the cost-reduction potential of Mexican operations, and today we manufacture a majority of our electric motors in our 16 Mexican motor facilities. In late 2001, we undertook an initiative to accelerate the cost-reduction programs that were already underway in our motor operations to enhance our competitive position. These initiatives included transferring six additional product manufacturing lines to our lower-cost Mexican operations; reducing salaried workforce by 10 percent; and realigning our warehouse facilities into three hub operations to improve customer service while reducing cost. In December 2001, we acquired Shenzhen Speeda, a manufacturer of sub-fractional horsepower electric motors in China. In December 2002, we acquired the motor manufacturing assets of Jiangsu Changheng Group Co. Ltd. (Changheng), of Changzhou, China. While Changheng has an existing customer base in China, the primary purpose of the Chinese acquisitions is to further expand our ability to manufacture products for the U.S. market.

Our principal competitors in the electric motor industry are Emerson Electric Co. and General Electric Company. A number of other companies, such as Fasco Motors, Baldor Electric, Regal-Beloit Corporation, and Jakel Incorporated, compete with us in specific segments of the electric motor market.

WATER SYSTEMS

Our Water Systems business had sales in 2002 of $679 million, $330 million higher than 2001 sales of $349 million. The higher sales were the result of $313 million in sales from the acquisition of State Industries Inc. (State). Excluding State, sales increased approximately 5 percent. The majority of the company's sales are in the less cyclical replacement market, although the new housing market is also an important market for the business.

We serve residential, commercial, and industrial end markets with a broad range of products, including:

Residential gas and electric water heaters. Our residential water heaters come in sizes ranging from two-gallon (point-of-use) models to 120-gallon appliances with varying efficiency ranges. We offer traditional atmospheric water heaters as well as direct-vented and power-vented models for today's energy efficient homes. Domestic residential water heater sales in 2002 were $430 million or approximately 63 percent of segment revenues.

Standard commercial water heaters. Our gas, oil, and electric water heaters come in capacities ranging from 50 to 100 gallons and are used by customers who require a consistent, economical source of hot water. Typical applications include restaurants, hotels and motels, laundries, car washes, and small businesses.

Our Water Systems business also manufactures and markets specialty commercial water heaters, copper-tube boilers, expansion tanks, and related products and parts.

We are one of the two largest manufacturers and marketers of water heaters in North America, manufacturing more than three million units in 2002. We have a leading share in the commercial water heating segment, and we believe we are the only domestic manufacturer that offers standard and specialty commercial water heater products. We believe that our comprehensive commercial product line gives us a competitive advantage in this higher-margin segment of the water heating industry. We also are one of the leaders in the residential water heating segment with an extensive line of high-efficiency gas and electric models. We significantly broadened our market scope and product offering with the acquisition of State. This acquisition allowed us to enter the retail segment of the residential market, a channel that represents approximately one-half of the total United States residential market. The acquisition of State also enhanced our position in the wholesale distribution channel and gave us a position in several new distribution channels, such as direct sales to large homebuilders and the manufactured housing market.

An increasing number of government regulations will have a significant impact on the United States water heating industry in the coming years, and we believe we will benefit from our engineering expertise in this challenging environment. Beginning in July of this year, United States water heater manufacturers will be required to comply with new flammable vapor ignition resistance standards for virtually all residential gas water heaters. These new standards and testing protocols established by the American National Standards Institute (ANSI) require that gas water heaters deal with the accidental ignition of flammable vapors, such as emitted by spilled gasoline or other liquids. Other regulations impacting our markets include restrictions on water heater emissions of nitrogen oxides (to date mandated only in California and Texas) and a United States government requirement to increase the efficiency of residential gas and electric water heaters by January 2004. We believe we will successfully comply with these new regulations on a timely basis.

Our water systems wholesale distribution channel includes more than 2,600 wholesale plumbing distributors that serve residential, commercial, and industrial markets. We also sell our residential water heaters through the retail channel. In this channel, our customers include four of the six largest national hardware and home center chains, including a long-standing private label relationship with Sears, Roebuck and Co.

Our principal domestic water heating competitors include Rheem Manufacturing Company, Inc. and, to a lesser extent, American Water Heater Company and Bradford-White Corporation.

RAW MATERIAL

Raw materials for our manufacturing operations, which consist primarily of steel, copper, and aluminum, are generally available from several sources in adequate quantities. We hedge the majority of our annual copper purchases to protect against price volatility.

SEASONALITY

There is no significant seasonal pattern to our consolidated quarterly sales and earnings.

RESEARCH AND DEVELOPMENT, PATENTS, AND TRADEMARKS

In order to improve competitiveness by generating new products and processes, we conduct research and development at our Corporate Technology Center in Milwaukee, Wisconsin as well as at our operating units. Total expenditures for research and development in 2002, 2001, and 2000, were approximately $30.4, $27.6, and $24.5 million, respectively.

We own and use in our businesses various trademarks, trade names, patents, trade secrets, and licenses. While a number of these are important to us, we do not consider a material part of our business to be dependent on any one of them.

EMPLOYEES

Our company and its subsidiaries employed approximately 16,200 employees as of December 31, 2002.

BACKLOG

Normally, none of our operations sustain significant backlogs.

ENVIRONMENTAL LAWS

Our operations are governed by a variety of federal, state, and local laws intended to protect the environment. While environmental considerations are a part of all significant capital expenditures, compliance with the environmental laws has not had a material effect and is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of our company. See Item 3.

FOREIGN SALES

Total U.S. export sales from our operations were $90, $91, and $62 million in 2002, 2001, and 2000, respectively.

AVAILABLE INFORMATION

We maintain a website with the address www.aosmith.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor's own Internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

ITEM 2 - PROPERTIES
-------------------

We manufacture our products in 44 plants worldwide. These facilities have an aggregate floor space of 7,241,000 square feet, consisting of 5,367,000 square feet owned by us and 1,874,000 square feet of leased space. Twenty-six of our facilities are foreign plants with 2,585,000 square feet of space, of which 1,140,000 square feet are leased.

The manufacturing plants presently operated by us are listed below by industry segment.


United States

Foreign

Electrical Products
   (4,088,000 sq. ft.)
Athens, TN
McMinnville, TN; Mebane, NC;
Monticello, IN; Mt. Sterling, KY;
Owosso, MI; Ripley, TN;
Scottsville, KY; Tipp City, OH;
Upper Sandusky, OH
Acuna, Mexico (2);
Bray, Ireland;
Budapest, Hungary;
Gainsborough, England;
Juarez, Mexico (11)
Monterrey, Mexico (3);
JiangSu Province, China (2),
Shenzhen, China


Water Systems
   (3,153,000 sq. ft.)
Ashland City, TN; Charlotte, NC;
Cookeville, TN; El Paso, TX;
Florence, KY; Franklin, TN;
McBee, SC; Renton, WA
Juarez, Mexico;
Nanjing, China;
Stratford, Canada;
Veldoven, The Netherlands


The principal equipment at our facilities consists of presses, welding, machining, slitting, and other metal fabricating equipment, winding machines, and furnace and painting equipment. We regard our plants and equipment as well-maintained and adequate for its needs. Multishift operations are used where necessary.

In addition to our manufacturing facilities, our World Headquarters and Corporate Technology Center are located in Milwaukee, Wisconsin. We also have offices in Alsip, Illinois; El Paso, Texas; London, England; and Singapore.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

We are involved in various unresolved legal actions, administrative proceedings, and claims in the ordinary course of our business involving product liability, property damage, insurance coverage, patents, and environmental matters including the disposal of hazardous waste. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, we believe these unresolved legal actions will not have a material effect on our financial position or results of operations. A more detailed discussion of these matters appears in Note 14 of Notes to Consolidated Financial Statements.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of the security holders during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

Pursuant to General Instruction of G(3) of Form 10-K, the following is a list of the current executive officers which is included as an unnumbered Item in Part I of this report in lieu of being included in the company's Proxy Statement for its 2003 Annual Meeting of Stockholders.

ROBERT J. O'TOOLE
-----------------

     Chairman of the Board of Directors, President and Chief Executive Officer

     Mr. O'Toole, 62, became chairman of the board of directors in March 1992. He is a member of the Investment Policy Committee of the board of directors. He was elected chief executive officer in March 1989. He was elected president, chief operating officer, and a director in 1986. Mr. O'Toole joined the company in 1963. He is a director of Briggs & Stratton Corporation, Factory Mutual Insurance Company, Marshall & Ilsley Corporation and Sensient Technologies Corporation.


RANDALL S. BEDNAR
-----------------

     Vice President - Information Technology

     Mr. Bednar, 50, was elected vice president-information technology in July 2001. From 1996 until 2000, he was vice president and chief information officer of the Gates Corporation. Prior to the Gates Corporation, he held a series of information technology assignments during 15 years at Rockwell Automation.

CHARLES J. BISHOP
-----------------

     Vice President - Corporate Technology

     Dr. Bishop, 61, has been vice president-corporate technology since 1985. Dr. Bishop joined the company in 1981.

MICHAEL J. COLE
---------------

     Vice President - Asia

     Mr. Cole, 58, was elected vice president-Asia in March 1996. Previously he was vice president-emerging markets of Donnelly Corporation, an automotive supplier.

DONALD M. HEINRICH
------------------

     Senior Vice President and President - A. O. Smith Electrical Products
     Company

     Mr. Heinrich, 50, was elected senior vice president in July 2001, and has been president of A. O. Smith Electrical Products Company, a division of the company, since July 2001. He joined A. O. Smith Electrical Products Company in January 2000 as senior vice president-operations. He also served as president of Smith Fiberglass Products Company, a former division of the company, from November 1997 through January 2000. Mr. Heinrich joined the company in October 1992 as vice president-business development.

JOHN J. KITA
------------

     Vice President, Treasurer and Controller

     Mr. Kita, 47, was elected vice president, treasurer and controller in April 1996. From 1995 to 1996, he was treasurer and controller. Prior thereto, he served as assistant treasurer since he joined the company in 1988.

KENNETH W. KRUEGER
------------------

     Senior Vice President and Chief Financial Officer

     Mr. Krueger, 46, became senior vice president and chief financial officer in August 2000. Previously he was a group vice president, finance and business planning at Eaton Corporation. Prior to Eaton, he was vice president, finance for Rockwell Automation, where he worked from 1983 to 1999.

RONALD E. MASSA
---------------

     Senior Vice President and President - A. O. Smith Water Products Company

     Mr. Massa, 53, became president of A. O. Smith Water Products Company, a division of the company, in February 1999. He was elected senior vice president in June 1997. He served as the president of A. O. Smith Automotive Products Company, a former division of the company, from June 1996 to April 1997. He was the president of A. O. Smith Water Products Company from 1995 to June 1996 and held other management positions in the Water Products Company prior thereto. He joined the company in 1977.

ALBERT E. MEDICE
----------------

     Vice President - Europe

     Mr. Medice, 60, was elected vice president-Europe in 1995. Previously, from 1990 to 1995, he was the general manager of A. O. Smith Electric Motors (Ireland) Ltd., a subsidiary of the company. Mr. Medice joined the company in 1986 as vice president-marketing for its Electrical Products Company division.

EDWARD J. O'CONNOR
------------------

     Vice President - Human Resources and Public Affairs

     Mr. O'Connor, 62, has been vice president-human resources and public affairs for the company since 1986. He joined the company in 1970.

STEVE W. RETTLER
----------------

     Vice President - Business Development

     Mr. Rettler, 48, was elected vice president-business development in July 1998. Previously he was vice president and general manager of Brady Precision Tape Co., a manufacturer of specialty tape products for the electronics market.

W. DAVID ROMOSER
----------------

     Vice President, General Counsel and Secretary

     Mr. Romoser, 59, was elected vice president, general counsel and secretary in March 1992.

                                     PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

     (a) Market Information. Our Common Stock is listed on the New York Stock Exchange under the symbol AOS. The Class A Common Stock of A. O. Smith Corporation, formerly listed on the American Stock Exchange under the symbol SMCA, was voluntarily delisted by the company in August 2002. Wells Fargo Bank Minnesota, N.A., P.O. Box 64854, St. Paul, Minnesota 55164-0854 serves as the registrar, stock transfer agent, and the dividend reinvestment agent for the company's Common Stock.


     Quarterly Common Stock Price Range
     ----------------------------------


          2002           1st Qtr.     2nd Qtr.     3rd Qtr.     4th Qtr.
          ----           --------     --------     --------     --------
            High          28.50        32.25        32.75        29.62
            Low           19.00        25.32        24.90        20.56

          2001           1st Qtr.     2nd Qtr.     3rd Qtr.     4th Qtr.
          ----           --------     --------     --------     --------
            High          20.10        19.53        18.50        19.75
            Low           15.88        16.40        15.25        14.67

     (b) Holders. As of January 31, 2003, the number of shareholders of record of Common Stock and Class A Common Stock were 1,130 and 457, respectively.

     (c) Dividends. Dividends declared on the common stock are shown in Note 16 of Notes to Consolidated Financial Statements appearing elsewhere herein. The company's credit agreements contain certain conditions and provisions which restrict the company's payment of dividends. Under the most restrictive of these provisions, retained earnings of $92.0 million were unrestricted as of December 31, 2002.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------
(Dollars in Thousands, except per share amounts)

                                                                         Years ended December 31(1)
                                                       --------------------------------------------------------------
                                                          2002(2),(3)    2001(4)     2000         1999(5)     1998(6)
                                                          ----           ----        ----         ----        ----
Net sales - continuing operations                      $1,469,100     $1,151,156  $1,247,945   $1,070,339   $800,803

Earnings (Loss)
Continuing operations                                      51,345         14,502      41,656       50,270     40,656

Discontinued operations:
   Operating earnings (loss)                                    -              -           -         (890)     3,835
   Loss on disposition                                          -              -     (11,903)      (6,958)         -
                                                       ----------     ----------  ----------   ----------   --------
                                                                -              -     (11,903)      (7,848)     3,835
                                                       ----------     ----------  ----------   ----------   --------
Net earnings                                           $   51,345     $   14,502  $   29,753   $   42,422   $ 44,491
                                                       ==========     ==========  ==========   ==========   ========

Basic earnings (loss) per share
   of common stock
Continuing operations                                  $     1.90     $      .61  $     1.78   $     2.17   $   1.73
Discontinued operations                                         -              -        (.51)        (.34)       .16
                                                       ----------     ----------  ----------   ----------   --------

Net earnings                                           $     1.90     $      .61  $     1.27   $     1.83   $   1.89
                                                       ==========     ==========  ==========   ==========   ========
Diluted earnings (loss) per share
   of common stock
Continuing operations                                  $     1.86     $      .61  $     1.76   $     2.11   $   1.68
Discontinued operations                                         -              -        (.50)        (.33)       .16
                                                       ----------     ----------  ----------   ----------   --------
Net earnings                                           $     1.86     $      .61  $     1.26   $     1.78   $   1.84
                                                       ==========     ==========  ==========   ==========   ========
Cash dividends per common share                        $      .54     $      .52  $      .50   $      .48   $    .47

                                                                                       December 31
                                                       --------------------------------------------------------------
                                                          2002           2001        2000         1999        1998
                                                          ----           ----        ----         ----        ----
Total assets                                           $1,224,857     $1,293,923  $1,064,868   $1,065,585   $736,570

Long-term debt                                            239,084        390,385     316,372      351,251    131,203

Total stockholders' equity                                511,052        451,878     448,395      431,084    401,093

---------------------------------------------------------------------------------------------------------------------

(1)  The company has accounted for the fiberglass piping, liquid and dry storage and automotive businesses as discontinued operations in the consolidated financial statements. On December 8, 2000, the company sold its fiberglass piping business and on January 10, 2001, the company sold its liquid and dry storage business. See Note
     3 of Notes to Consolidated Financial Statements included elsewhere herein.

(2)  Effective January 1, 2002, the company changed its method of accounting for goodwill and identifiable intangible assets with indefinite lives. See Note 8 of Notes to Consolidated Financial Statements included elsewhere herein.

(3)  On July 1, 2002, the company acquired the hermetic motor assets of the Athens Products division of Electrolux for
     $9.7 million. In December 2002, the company acquired the motor manufacturing assets of Jiangsu Changheng Group Co.
     Ltd. (Changheng) for $15.3 million. See Note 2 of Notes to Consolidated Financial Statements included elsewhere herein.

(4)  On December 28, 2001, the company acquired all of the outstanding stock of State Industries, Inc., a manufacturer of a comprehensive line of residential and commercial water heaters. The aggregate purchase price was $117.6 million. See Note 2 of Notes to Consolidated Financial Statements included elsewhere herein.

(5)  On August 2, 1999, the company acquired the assets of MagneTek, Inc.'s domestic electric motor business and six wholly owned foreign subsidiaries for $244.6 million.

(6)  On July 1, 1998, the company acquired certain assets of General Electric Company's domestic compressor motor business for $125.6 million.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

LIQUIDITY AND CAPITAL RESOURCES
We recorded net earnings of $51.3 million or $1.86 per share in 2002, significantly higher than the $14.5 million or $.61 per share earned in 2001. The significant improvement in earnings was primarily a result of cost reduction actions in our Electrical Products business and integration activities related to the acquisition of State. The Water Systems business established new sales and earnings records in 2002. Individual segment performance will be discussed later in this section.

Our working capital for continuing operations at December 31, 2002, was $228.1 million compared with $219.8 million and $204.3 million at December 31, 2001 and 2000, respectively. The increase in our working capital in 2002 was due to higher cash balances and the increase in 2001 was due to the acquisition of State in December 2001. Cash flow from operating activities during 2002 was $112.2 million compared with $49.8 million in 2001. Significantly higher earnings levels and a $12.4 million tax refund received in March 2002 explain the majority of the improvement.

Our capital expenditures were $42.5 million in 2002 compared with $35.3 million in 2001 and $40.5 million in 2000. The increase in 2002 was associated with our acquisition of State. The decrease in capital spending in 2001 occurred in our Electrical Products business. We are projecting 2003 capital expenditures to be approximately $45 million and marginally lower than projected 2003 depreciation expense. Our cash flow during 2003 is expected to adequately cover our projected capital expenditures. We believe that our present facilities and planned capital expenditures are sufficient to provide adequate capacity for our operations in 2003.

On May 10, 2002, we completed the sale of 4.8 million shares of our common stock through a public offering at a price of $28.25 per share. With the $127.5 million net proceeds from our stock offering and operating cash flow, we reduced our debt by $156.2 million from $406.9 million at December 31, 2001, to $250.7 million at December 31, 2002. Our leverage, as measured by the ratio of total debt to total capitalization, was 33 percent, down significantly from 47 percent at the end of 2001. Excluding potential acquisitions, we expect 2003 cash flow to result in a year-end leverage ratio less than 30 percent.

We expect to have adequate liquidity in 2003 as we have a minimal amount of long-term debt maturing. In addition, we have a $250.0 million multi-year revolving credit facility with a group of nine financial institutions that expires on August 2, 2004, and an $82.5 million 364-day credit facility with a group of six banks that expires on July 25, 2003. We expect these credit facilities are adequate to support any short-term borrowing needs. At December 31, 2002, we had available borrowing capacity of $222.1 million under our credit facilities. For information about our contractual obligations for indebtedness, capital leases, operating leases and related obligations as of December 31, 2002, see Note 9 of Notes to Consolidated Financial Statements. We believe that the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

Recent declines in the U.S. equity market have resulted in a reduction in the fair value of the assets of our pension plans. This asset value reduction, coupled with an increase in the present value of the obligations of our pension plans due to declining interest rates, has resulted in accumulated pension benefit obligations exceeding the fair value of the plan assets by $89 million. Accordingly, we took a non-cash charge to equity of $115 million, representing the recording of this liability, the elimination of the prepaid asset, and related deferred tax effects. This charge has no impact on current cash flow or net earnings. Our pension plans continue to meet all funding requirements under ERISA regulations, and under current assumptions, we do not expect any significant minimum funding requirements for several years. See Note 12 of Notes to Consolidated Financial Statements.

In connection with our acquisition of Athens in July 2002, we recorded purchase liabilities of $4.2 million primarily for employee severance costs associated with product manufacturing repositioning. As of December 31, 2002, we have charged $1.1 million against this reserve. In connection with the Athens acquisition and certain other acquisitions, we recorded aggregate purchase liabilities of $26.5 million at the respective acquisition dates for employee severance and relocation, as well as certain facility exit costs. As of December 31, 2002, we incurred and charged $17.1 million against these liabilities. We expect the majority of the activities to be completed by December 31, 2003.

Included in other assets is a $34.0 million receivable due to the payments of claims associated with the dip tube class action lawsuit. See Note 14 of Notes to Consolidated Financial Statements. We expect a modest increase to the receivable in 2003. The receivable is classified as a long-term asset because court proceedings will not begin until late 2003 and may not be concluded until 2004 or later.

We have paid dividends for 63 consecutive years. We paid total dividends of $.54 per share in 2002 compared with $.52 per share in 2001.

RESULTS OF OPERATIONS

Our sales in 2002 were $1.47 billion, an increase of $317.9 million or 27.6 percent from sales of $1.15 billion in 2001. The sales increase was due to our acquisitions of State in December 2001 and Athens in July 2002 as well as higher sales in our base water heater business partially offset by a modest decline in our electric motor business. Sales in 2001 decreased by $96.8 million or 7.8 percent from sales of $1.25 billion in 2000. The lower sales resulted from an
11.0 percent decline in our Electrical Products segment, which more than offset a slight increase in sales for our Water Systems business.

Our gross profit margin for 2002 was 20.4 percent, compared with 17.6 percent and 19.9 percent in 2001 and 2000, respectively. The significant improvement in margin from 2001 to 2002 resulted from lower manufacturing costs associated with the product repositioning program at Electrical Products and the integration of the State acquisition. The decline in gross margin from 2000 to 2001 occurred within our Electrical Products segment and was due primarily to under-absorption of manufacturing costs associated with lower volume, Mexican wage inflation throughout the year, and increased costs for certain raw materials.

Selling, general and administrative expense (SG&A) in 2002 was $206.2 million and increased by $60.5 million from the $145.7 million recorded in 2001 primarily as a result of incremental SG&A associated with the State acquisition. SG&A in 2001 was $8.0 million lower than 2000. The decrease resulted from volume-related reductions in selling expense and cost reduction programs.

We have significant pension benefit costs and credits that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates, in making these assumptions. Our assumption for the expected rate of return on pension plan assets was 9.75 percent in 2002 compared with 10.0 percent in 2001. Our 2003 assumption for return on assets reflects a further reduction to 9.0 percent which should result in pension income recognition of approximately $10.0 million in 2003. We recognized pension income of $17.1 million, $20.2 million, and $17.7 million in 2002, 2001, and 2000 respectively, reflected as reductions to cost of products sold and SG&A. See Note 12 of Notes to Consolidated Financial Statements.

In developing our expected long-term rate of return assumption, we evaluated our pension plan's target asset allocation, historical long-term rates of return of equity and bond indices, and actual historical returns of our pension plan. Our plan's target allocation to equity managers is 65 percent and the target allocation to bond managers is 35 percent. Due to market fluctuations, our actual asset allocation as of December 31, 2002, was 60 percent to equity managers and 40 percent to bond managers. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. We also considered our pension plan's historical 10-year and 25-year compounded annualized returns of 10.8 percent and 12.7 percent, respectively. We believe that with our target allocation and the historical long-term returns of equity and bond indices, as well as our actual historical returns, our 9.0 percent expected return on assets for 2003 is reasonable.

The discount rate that we utilize for determining future pension obligations is based on the average yield of Moody's Aa Corporate Bonds. The discount rate determined on this basis has decreased from 7.25 percent at December 31, 2001, to 6.75 percent at December 31, 2002. We will continue to evaluate our actuarial assumptions at least annually, and we will adjust the assumptions as necessary.

Interest expense was $13.9 million in 2002, compared with $16.4 million and $22.1 million in 2001 and 2000, respectively. Decreasing interest rates throughout the past three years coupled with a significant reduction in debt resulting from our stock offering in May 2002 were responsible for the downward trend in interest expense. See Note 9 of Notes to Consolidated Financial Statements.

Amortization of intangibles decreased to $0.3 million in 2002 from approximately $7.0 million in both 2001 and 2000. We adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible

Assets" as of January 1, 2002. Under the new standard, goodwill and indefinite-lived intangible assets are no longer amortized but instead are reviewed annually for impairment, and accordingly goodwill amortization of $6.7 million in 2001 and 2000 was not recorded in 2002. See Note 8 of Notes to Consolidated Financial Statements.

Other expense decreased slightly to $1.0 million from $1.4 million in 2001. The $1.1 million increase from 2000 to 2001 was due mostly to losses incurred on forward foreign currency contracts.

Our effective tax rate was 34.5 percent in 2002, 35.5 percent in 2001, and 36.0 percent in 2000. The effective rate in 2002 benefited from the implementation of a more efficient tax structure for international operations. The decline in the rate from 2000 to 2001 resulted from increased research and state tax credits, partially offset by the negative impact of the losses in low-tax foreign jurisdictions.

We recorded net earnings of $51.3 million or $1.86 per share in 2002 compared with $14.5 million or $.61 per share in 2001. Net earnings in 2001 included a $6.0 million after-tax special charge ($.25 on a per share basis) related primarily to the restructuring of our electric motor operation.

Electrical Products
On July 1, 2002, we purchased the hermetic motor assets of Athens for approximately $9.7 million. Athens, based in Athens, Tennessee, is a manufacturer of hermetic motors for both scroll and reciprocating compressors. This purchase is expected to generate incremental sales in 2003 of approximately $20 million and modest earnings in the second half of the year. In the fourth quarter of 2002, we also acquired the motor manufacturing assets of Jiangsu Changheng Group Co. Ltd. (Changheng) for approximately $15.3 million. Changheng is located in the JiangSu province of China and manufactures air-moving motors for the Chinese air conditioning market. Although Changheng has an existing customer base in China, the primary purpose of the acquisition is to further expand our ability to manufacture products for the U.S. market. See Note 2 of Notes to Consolidated Financial Statements.

Sales in our Electrical Products segment in 2002 were $790.4 million, $12.3 million lower than 2001 sales of $802.7 million. Excluding approximately $20 million in sales attributable to the Athens acquisition, sales declined by $32.0 million from 2001 to 2002. Sales to the heating, ventilating, and air conditioning (HVAC) market, excluding Athens, declined by six percent in 2002 and accounted for the majority of the total decrease in sales. Sales in 2000 were $902.4 million. The HVAC market experienced a decline of approximately $60 million or 11 percent from 2000 to 2001. The lower demand in 2001 was due to a number of factors including general economic conditions, reduced discretionary spending on the part of consumers, and inventory adjustments by air conditioning manufacturers and retailers.

Operating earnings for our Electrical Products segment in 2002 were $57.6 million or $22.1 million higher than 2001 earnings adjusted to exclude goodwill amortization expense of $6.7 million and special pretax charges of $8.1 million in 2001. The increased earnings were primarily due to the cost reduction program announced in the fourth quarter of 2001. The program consisted of three major elements: consolidation of warehouse facilities; reduction of approximately 150 salaried employees; and relocation of production from six domestic facilities to Mexico and China. The combination of these actions was expected to generate savings of $16 million in 2002 and $20 to $25 million annually thereafter. During 2002, we exceeded our goal and generated $19 million in first-year savings and project 2003 cost savings to exceed $25 million. Operating earnings in 2000 were $75.5 million and compare with earnings of $28.9 million excluding the special pretax charge of $8.1 million in 2001. The significant decline in 2001 earnings was due mostly to lower sales volume, higher costs for raw materials and Mexican labor, and more competitive market conditions.

Water Systems
Sales for our Water Systems segment were $678.7 million in 2002, or $330.2 million higher than sales of $348.5 million in 2001. The State acquisition contributed $312.6 million of the increase. The remaining increase was attributable to higher volume for the base residential and commercial business and the China operation. The slight increase in 2001 sales from $345.5 million in 2000 was due to higher sales of residential products and growth in the China operation, partially offset by lower sales in other international markets.

Operating earnings for our Water Systems segment were $58.4 million or $17.9 million higher than 2001 earnings of $40.5 million before special charges. The higher earnings in 2002 were the result of the State acquisition and its related synergies, and increased sales volume in the base business. The earnings improvement from $34.9 million in 2000 to $40.5 million before special charges in 2001 was the result of higher volume, better performance in China, and improved plant efficiencies throughout the organization.

During 2002, we moved the Water Systems segment headquarters from Irving, Texas to Ashland City, Tennessee, State's headquarters, to facilitate the integration of the two businesses. A special pretax charge of $1.3 million was recognized in the fourth quarter of 2001 for lease and certain other costs associated with this move.

Critical Accounting Policies
Our accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. Also as disclosed in Note 1, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the evaluation of the recoverability of certain assets including goodwill and receivables resulting from the payment of claims associated with the dip tube class action lawsuit (see Note 14 of Notes to Consolidated Financial Statements) as well as those estimates used in the determination of liabilities related to warranty activity, litigation, product liability, environmental matters, and pensions and other post-retirement benefits. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience and trends, and in some cases, actuarial techniques. We constantly reevaluate these significant factors and adjustments are made when facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

Recent Accounting Pronouncements
The Financial Accounting Standards Board has issued SFAS No. 143, "Accounting for Asset Retirement Obligations," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosures." SFAS No. 143 will become effective for us on January 1, 2003. Adoption of this statement is not expected to have a material impact on our consolidated financial statements. SFAS No. 144, which was adopted on January 1, 2002, has not had a material impact on our consolidated financial statements since its adoption. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. Adoption of this statement is not expected to have a material impact on our consolidated financial statements. Effective December 31, 2002, we began making the disclosures required under SFAS No. 148.

Outlook
Our overall cost structure improved significantly during 2002. Our operating units will continue to aggressively manage cost in the new year, and we remain confident in our full-year 2003 earnings estimate of between $2.05 and $2.25 per share.

While we are confident in the full-year estimate, earnings improvement will occur primarily in the last half of the year. Cost increases, including pension, employee medical costs, and liability insurance will impact us throughout the year. Operating improvements, however, will build up incrementally during the year and are weighted to the last half of the year. These improvements include the continued success of the motor repositioning programs, the ongoing impact of the State integration activities, and the introduction of new water heater products. For the first quarter of 2003, net earnings are projected to modestly surpass last year's $12.1 million result. However, given the impact from our second quarter 2002 stock offering, our first quarter earnings forecast of $.41 to $.45 per share will fall short of last year's figure of $.50 per share.

OTHER MATTERS

Environmental
Our operations are governed by a number of federal, state, and local environmental laws concerning the generation and management of hazardous materials, the discharge of pollutants into the environment, and remediation of sites owned by the company or third parties. We have expended financial and managerial resources complying with such laws. Expenditures related to environmental matters were not material in 2002 and are not expected to be material in any single year. Although we believe that our operations are substantially in compliance with such laws and maintain procedures designed to maintain compliance, there are no assurances that substantial additional costs for compliance will not be incurred in the future. However, since the same laws govern our competitors, we should not be placed at a competitive disadvantage.

Market Risk
We are exposed to various types of market risks, primarily currency and certain commodities. We monitor our risks in such areas on a continuous basis and generally enter into forward and futures contracts to minimize such exposures for periods of less than one year. We do not engage in speculation in our derivatives strategies. Further discussion regarding derivative instruments is contained in Note 1 of Notes to Consolidated Financial Statements.

Commodity risks include raw material price fluctuations. We use futures contracts to fix the cost of our expected needs with the objective of reducing price risk. Futures contracts are purchased over time periods and at volume levels which approximate expected usage. At December 31, 2002, we had commodity futures contracts amounting to $56 million of commodity purchases. A hypothetical 10 percent change in the underlying commodity price of such contracts would have a potential impact of $5.6 million. It is important to note that gains and losses from the company's futures contract activities will be offset by gains and losses in the underlying commodity purchase transactions being hedged.

In addition, we enter into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. At December 31, 2002, we had net foreign currency contracts outstanding of $94.0 million. Assuming a hypothetical 10 percent movement in the respective currencies, the potential foreign exchange gain or loss associated with the change in rates would amount to $9.4 million. It is important to note that gains and losses from our forward contract activities will be offset by gains and losses in the underlying transactions being hedged.

Our earnings exposure related to movements in interest rates is primarily derived from outstanding floating-rate debt instruments that are determined by short-term money market rates. At December 31, 2002, we had $116.9 million in outstanding floating-rate debt with a weighted-average interest rate of 2.0 percent at year end. A hypothetical 10 percent annual increase or decrease in the year-end average cost of our outstanding floating-rate debt would result in a change in annual pretax interest expense of $0.2 million.

Forward-Looking Statements
This report contains statements that we believe are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "continue," "expectation," or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include the following: instability in our electric motor and water heater markets; inability to generate the synergistic cost savings from the acquisition of State; the inability to implement cost-reduction programs; adverse changes in general economic conditions; significant increases in raw material prices; a regulatory delay or a failure to comply with new flammable vapor ignition resistant standards in the residential gas water heater industry;

competitive pressures on our businesses; and the potential that assumptions on which we have based our expectations are inaccurate or will prove to be incorrect.

Forward-looking statements included in this report are made only as of the date of the filing, and we are under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are qualified in their entirety by these cautionary statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

See "Market Risk" above.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Index to Financial Statements:                                        Form 10-K
                                                                     Page Number
                                                                     -----------

   Report of Ernst & Young LLP, Independent Auditors......................19

   Consolidated Balance Sheets at December 31, 2002 and 2001..............20

   For each of the three years in the period ended
    December 31, 2002:

       - Consolidated Statement of Earnings...............................21

       - Consolidated Statement of Comprehensive Earnings.................21

       - Consolidated Statement of Cash Flows.............................22

       - Consolidated Statement of Stockholders' Equity...................23

   Notes to Consolidated Financial Statements........................24 - 42

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS

The Board of Directors and Stockholders
A. O. Smith Corporation


We have audited the accompanying consolidated balance sheets of A. O. Smith Corporation as of December 31, 2002 and 2001, and the related consolidated statements of earnings, comprehensive earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at
Item 15(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. O. Smith Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, effective January 1, 2002, A. O. Smith Corporation changed its method of accounting for goodwill and identifiable intangible assets with indefinite lives.




                                                    Ernst & Young LLP


Milwaukee, Wisconsin
January 16, 2003

CONSOLIDATED BALANCE SHEETS

December 31 (dollars in thousands)
--------------------------------------------------------------------------------------------------------------
                                                                                   2002              2001
--------------------------------------------------------------------------------------------------------------
Assets
   Current Assets
   Cash and cash equivalents                                                    $   32,847       $   20,759
   Receivables                                                                     215,481          209,871
   Inventories                                                                     200,351          194,706
   Deferred income taxes                                                            26,714           22,403
   Other current assets                                                             12,858           29,835
                                                                                ----------       ----------
   Total Current Assets                                                            488,251          477,574

   Net property, plant, and equipment                                              362,730          355,298
   Goodwill                                                                        302,410          295,073
   Other intangibles                                                                 6,741            6,851
   Prepaid pension                                                                       -          103,272
   Other assets                                                                     64,725           55,855
                                                                                ----------       ----------
                  Total Assets                                                  $1,224,857       $1,293,923
                                                                                ==========       ==========
Liabilities
--------------------------------------------------------------------------------------------------------------
   Current Liabilities
   Notes payable                                                                $        -       $    3,280
   Trade payables                                                                  131,423          135,684
   Accrued payroll and benefits                                                     38,745           30,508
   Accrued liabilities                                                              58,576           52,849
   Product warranty                                                                 19,478           19,470
   Income taxes                                                                      1,786              887
   Long-term debt due within one year                                               11,671           13,272
                                                                                ----------       ----------
   Total Current Liabilities                                                       261,679          255,950

   Long-term debt                                                                  239,084          390,385
   Product warranty                                                                 51,037           50,162
   Post-retirement benefit obligation                                               17,170           17,073
   Deferred income taxes                                                             7,512           62,154
   Pension liability                                                                90,836           19,366
   Other liabilities                                                                46,487           46,955
                                                                                ----------       -----------
                  Total Liabilities                                                713,805          842,045

   Commitments and contingencies (Notes 9 and 14)

Stockholders' Equity
--------------------------------------------------------------------------------------------------------------
   Preferred Stock                                                                       -                -
   Class A Common Stock (shares issued 8,595,435 and 8,686,484)                     42,977           43,432
   Common Stock (shares issued 23,953,927 and 23,862,878)                           23,954           23,863
   Capital in excess of par value                                                   73,526           54,785
   Retained earnings                                                               588,487          551,420
   Accumulated other comprehensive loss                                           (121,877)          (6,858)
   Treasury stock at cost                                                          (96,015)        (214,764)
                                                                                ----------       ----------
                  Total Stockholders' Equity                                       511,052          451,878
                                                                                ----------       ----------

                  Total Liabilities and Stockholders' Equity                    $1,224,857       $1,293,923
                                                                                ==========       ==========
   See accompanying notes which are an integral part of these statements

CONSOLIDATED STATEMENT OF EARNINGS

Years ended December 31 (dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------------------------------------------------
                                                                           2002             2001            2000
--------------------------------------------------------------------------------------------------------------------------
Continuing Operations
      Net sales                                                         $1,469,100      $1,151,156       $1,247,945
      Cost of products sold                                              1,169,340         948,815          999,821
                                                                        ----------      ----------       ----------
      Gross profit                                                         299,760         202,341          248,124
      Selling, general, and administrative expenses                        206,169         145,742          153,695
      Interest expense                                                      13,926          16,418           22,102
      Amortization of intangibles                                              282           6,956            6,932
      Restructuring and other charges                                            -           9,368                -
      Other expense - net                                                      993           1,371              307
                                                                        ----------      ----------       ----------
                                                                            78,390          22,486           65,088
      Provision for income taxes                                            27,045           7,984           23,432
                                                                        ----------      ----------       ----------

Earnings from Continuing Operations                                         51,345          14,502           41,656

Discontinued Operations
      Loss from discontinued operations less related
         income tax benefit of $7,772                                            -               -          (11,903)
                                                                        ----------      ----------       ----------
Net Earnings                                                            $   51,345      $   14,502       $   29,753
                                                                        ==========      ==========       ==========

Net Earnings (Loss) Per Share of Common Stock
      Continuing Operations                                             $     1.90      $     0.61        $    1.78
      Discontinued Operations                                                    -               -            (0.51)
                                                                        ----------      ----------       ----------
      Net Earnings                                                      $     1.90      $     0.61        $    1.27
                                                                        ==========      ==========       ==========

Diluted Earnings (Loss) Per Share of Common Stock
      Continuing Operations                                             $     1.86      $     0.61        $    1.76
      Discontinued Operations                                                    -               -            (0.50)
                                                                        ----------      ----------       ----------
      Net Earnings                                                      $     1.86      $     0.61        $    1.26
                                                                        ==========      ==========       ==========
CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS (LOSS)

Years ended December 31 (dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------
                                                                           2002            2001             2000
--------------------------------------------------------------------------------------------------------------------------
Net Earnings                                                            $   51,345      $   14,502       $   29,753
Other comprehensive earnings (loss)
      Foreign currency translation adjustments                               3,079            (981)          (2,200)
      Unrealized net loss on cash flow derivative
         instruments, less related income tax benefit of $2,146
         in 2002 and $287 in 2001                                           (3,358)           (439)               -
      Additional minimum pension liability less related
         income tax benefit of $75,210                                    (114,740)              -                -
                                                                        ----------      ----------       ----------
Comprehensive Earnings (Loss)                                           $  (63,674)     $   13,082       $   27,553
                                                                        ==========      ==========       ==========
See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended December 31 (dollars in thousands)
-----------------------------------------------------------------------------------------------------------------
                                                                            2002          2001         2000
-----------------------------------------------------------------------------------------------------------------
Continuing
      Operating Activities
      Earnings from continuing operations                                 $  51,345     $  14,502    $ 41,656
      Adjustments to reconcile earnings from continuing
          operations to cash provided by operating activities:
           Depreciation                                                      49,080        38,485      36,582
           Amortization                                                       1,613         8,591       8,477
           Net change in current assets and liabilities                       6,691        11,175       3,563
           Net change in noncurrent assets and liabilities                    3,809       (22,667)    (15,343)
           Other                                                               (341)         (258)        241
                                                                          ---------     ---------    --------

Cash Provided by Operating Activities                                       112,197        49,828      75,176

Investing Activities
      Acquisition of businesses                                             (23,381)     (117,988)          -
      Capital expenditures                                                  (42,472)      (35,318)    (40,516)

Cash Used in Investing Activities                                           (65,853)     (153,306)    (40,516)
                                                                          ---------     ---------    --------

Financing Activities
      Long-term debt incurred                                                     -        90,565           -
      Long-term debt retired                                               (156,182)      (11,129)    (33,379)
      Net proceeds from common stock offering                               127,480             -           -
      Net proceeds from option activity                                       5,754         1,407         816
      Dividends paid                                                        (14,278)      (12,319)    (11,720)
                                                                          ---------     ---------    --------

Cash Provided by (Used in) Financing Activities                             (37,226)       68,524     (44,283)

Cash Flow Provided by Discontinued Operations                                 2,970        40,426      10,149
                                                                          ---------     ---------    --------

Net increase in cash and cash equivalents                                    12,088         5,472         526
Cash and cash equivalents-beginning of year                                  20,759        15,287      14,761
                                                                          ---------     ---------    --------

Cash and Cash Equivalents-End of Year                                     $  32,847     $  20,759    $ 15,287
                                                                          =========     =========    ========

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Years ended December 31 (dollars in thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                            2002          2001         2000
-------------------------------------------------------------------------------------------------------------------
Class A Common Stock
Balance at beginning of year                                              $  43,432     $  43,614    $  43,615
Conversion of Class A Common Stock                                             (455)         (182)          (1)
                                                                          ---------     ---------    ---------
Balance at end of year                                                    $  42,977     $  43,432    $  43,614
                                                                          ---------     ---------    ---------

Common Stock
Balance at beginning of year                                              $  23,863     $  23,827    $  23,826
Conversion of Class A Common Stock                                               91            36            1
                                                                          ---------     ---------    ---------
Balance at end of year                                                    $  23,954     $  23,863    $  23,827
                                                                          ---------     ---------    ---------

Capital in Excess of Par Value
Balance at beginning of year                                              $  54,785     $  53,521    $  53,026
Conversion of Class A Common Stock                                              364           146            -
Exercise of stock options                                                    (2,808)         (116)         (84)
Tax benefit from exercise of stock options                                    2,434         1,114          404
Sale of Common Stock                                                         18,450             -            -
Stock incentives and directors' compensation                                    301           120          175
                                                                          ---------     ---------    ---------
Balance at end of year                                                    $  73,526     $  54,785    $  53,521
                                                                          ---------     ---------    ---------

Retained Earnings
Balance at beginning of year                                              $ 551,420     $ 549,237    $ 531,204
Net earnings                                                                 51,345        14,502       29,753
Cash dividends on Common Stock                                              (14,278)      (12,319)     (11,720)
                                                                          ---------     ---------    ---------
Balance at end of year                                                    $ 588,487     $ 551,420    $ 549,237
                                                                          ---------     ---------    ---------

Accumulated Other Comprehensive Loss
Balance at beginning of year                                              $  (6,858)    $  (5,438)   $  (3,238)
Foreign currency translation adjustments                                      3,079          (981)      (2,200)
Unrealized net loss on cash flow derivative
   instruments, less related income tax benefit of
   $2,146 in 2002 and $287 in 2001                                           (3,358)         (439)           -
Additional minimum pension liability less related
   income tax benefit of $75,210                                           (114,740)            -            -
                                                                          ---------     ---------    ---------
Balance at end of year                                                    $(121,877)    $  (6,858)   $  (5,438)
                                                                          ---------     ---------    ---------

Treasury Stock
Balance at beginning of year                                              $(214,764)    $(216,366)   $(217,349)
Sale of Common Stock                                                        109,030             -            -
Exercise of stock options, net of 10,325 shares
   surrendered as proceeds in 2002                                            8,562         1,524          901
Stock incentives and directors' compensation                                  1,157            78           82
                                                                          ---------     ---------    ---------
Balance at end of year                                                    $ (96,015)    $(214,764)   $(216,366)
                                                                          ---------     ---------    ---------

Total Stockholders' Equity                                                $ 511,052     $ 451,878    $ 448,395
                                                                          =========     =========    =========

See accompanying notes which are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Organization. A. O. Smith Corporation (the company) is a manufacturer serving customers worldwide. The company's major product lines include fractional and integral horsepower alternating current (A/C), direct current (D/C), and hermetic electric motors, as well as residential and commercial water heaters. The company's products are manufactured and marketed primarily in North America. Electric motors are sold principally to original equipment manufacturers and industrial distributors. Water heaters are sold principally to plumbing wholesalers and retail outlets.

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

Fair value of financial instruments. The carrying amounts of cash and cash equivalents, receivables, and trade payables approximated fair value as of December 31, 2002 and 2001, due to the short maturities of these instruments. The carrying amount of long-term debt approximated fair value as of December 31, 2002 and 2001, based on current rates offered to the company for debt with the same or similar maturities.

Foreign currency translation. For all subsidiaries outside the United States, with the exception of Mexico and the China operations of the company's Electrical Products segment, the company uses the local currency as the functional currency. For those operations using a functional currency other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at weighted-average exchange rates. The resulting translation adjustments are recorded as a separate component of stockholders' equity. The Mexico and China operations of the company's Electrical Products segment use the U.S. dollar as the functional currency as such operations are a direct and integral component of the company's U.S. operations. Gains and losses from foreign currency transactions are included in net earnings.

Cash and cash equivalents. The company considers all highly liquid investments, generally with a maturity of three months or less when purchased, to be cash equivalents.

Inventory valuation. Inventories are carried at lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for substantially all domestic inventories which comprise 92 percent and 93 percent of the company's total inventory at December 31, 2002 and 2001, respectively. Inventories of foreign subsidiaries and supplies are determined using the first-in, first-out
(FIFO) method.

Property, plant, and equipment. Property, plant, and equipment are stated at cost. Depreciation is computed primarily by the straight-line method. The estimated service lives used to compute depreciation are generally 25 to 50 years for buildings and 5 to 20 years for equipment. Maintenance and repair costs are expensed as incurred.

Goodwill and other intangibles. The company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" effective January 1, 2002. Under SFAS No. 142, goodwill and indefinite-lived intangible assets (totaling $3.0 million at December 31, 2002) are no longer amortized but are reviewed for impairment on an annual basis. Separable intangible assets that are not deemed to have an indefinite life are amortized on a straight-line basis over their estimated useful lives which range from 5 to 30 years.

Impairment of long-lived and amortizable intangible assets. Property, plant, and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.

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

The commodity futures contracts are designated and accounted for as cash flow hedges of a forecasted transaction. Derivative commodity liabilities of $1.8 and $6.9 million are recorded in accrued liabilities as of December 31, 2002 and 2001, respectively, with the value of the effective portion of the contracts of $1.7 and $6.9 million recorded in accumulated other comprehensive earnings
(loss), net of tax, and reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. Ineffective portions of the commodity hedges are recorded in earnings in the period in which the ineffectiveness occurs. The impact of hedge ineffectiveness on earnings was not material for the years ended December 31, 2002 and 2001, respectively.

Foreign Currency Forward Contracts

The company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases, sales, and certain intercompany transactions in the normal course of business. Contracts typically have maturities of one year or less. Principal currencies include the Mexican peso, Hungarian forint, British pound, Euro, and U.S. dollar.

Forward contracts are designated and accounted for as cash flow hedges of a forecasted transaction. Derivative currency liabilities of $3.9 million as of December 31, 2002, are recorded in other current liabilities, and derivative currency assets of $6.6 million as of December 31, 2001, are recorded in other current assets. Gains and losses on these instruments are recorded in accumulated other comprehensive earnings (loss), net of tax, until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive earnings (loss) to the statement of earnings. The assessment of effectiveness for forward contracts is based on changes in the forward rates. These hedges have been determined to be perfectly effective.

The majority of the amounts in accumulated other comprehensive earnings (loss) for cash flow hedges is expected to be reclassified into earnings within one year.

The following table summarizes, by currency, the contractual amounts of the company's foreign currency forward contracts.

December 31 (dollars in thousands)          2002                  2001
--------------------------------------------------------------------------------
                                        Buy     Sell           Buy     Sell
                                        ---     ----           ---     ----
Euro                                 $ 2,980   $1,960       $ 3,900   $1,560
British pound                              -        -         2,824    1,525
Hungarian forint                       3,179        -         3,394        -
Mexican peso                          89,831        -        74,279        -
                                     -------   ------       -------   ------
     Total                           $95,990   $1,960       $84,397   $3,085
                                     =======   ======       =======   ======

The forward contracts in place at December 31, 2002 and 2001, amounted to approximately 95 percent and 85 percent, respectively, of the company's anticipated subsequent year exposure for those currencies hedged.

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

Research and development. Research and development costs are charged to operations as incurred and amounted to $30.4, $27.6, and $24.5 million during 2002, 2001, and 2000, respectively.

Product warranty. The company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents the company's product warranty liability activity in 2002 and 2001:

                                               2002             2001
                                               ----             ----
Balance at beginning of year                $ 69,632         $ 29,205
Expense                                       32,738           19,068
Acquired obligations                              73           40,028
Claims settled                               (31,928)         (18,669)
                                            --------         --------
Balance at end of year                      $ 70,515         $ 69,632
                                            ========         ========

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

Stock based compensation. The company has one stock-based employee compensation plan (see Note 11). SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The company has chosen to continue applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock option plans. Accordingly, because the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the company's pro forma earnings and earnings per share would have been as follows:

Years ended December 31 (dollars in thousands, except per share amounts)        2002             2001         2000
--------------------------------------------------------------------------------------------------------------------------
Earnings:
    As reported                                                                $51,345         $14,502      $41,656
    Deduct:  Total stock based employee compensation expense
         determined under fair value based method, net of tax                   (1,669)         (1,775)      (1,326)
                                                                               -------         -------      -------
    Pro forma                                                                  $49,676         $12,727      $40,330
                                                                               =======         =======      =======
Earnings per share:
    As reported:
       Basic                                                                     $1.90           $0.61        $1.78
       Diluted                                                                    1.86            0.61         1.76
    Pro forma:
       Basic                                                                     $1.84           $0.54        $1.72
       Diluted                                                                    1.80            0.53         1.70

Earnings per share of common stock. The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

                                                                         2002              2001              2000
--------------------------------------------------------------------------------------------------------------------------
Denominator for basic earnings per share--weighted-
    average shares outstanding                                        27,002,102        23,648,136       23,396,210
Effect of dilutive stock options                                         646,964           266,646          294,932
                                                                      ----------        ----------       ----------
Denominator for diluted earnings per share                            27,649,066        23,914,782       23,691,142
                                                                      ==========        ==========       ==========

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2002 presentation.

New accounting standards. During 2002, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 143 will become effective for the company on January 1, 2003. Adoption of this statement is not expected to have a material impact on the company's consolidated financial statements. SFAS No. 144, which was adopted on January 1, 2002, did not have a material impact on the company's consolidated financial statements since its adoption. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. Adoption of this statement is not expected to have a material impact on the company's consolidated financial statements. Effective December 31, 2002, the company made the disclosures required under SFAS No. 148.

2.   Acquisitions

In 2002, the company acquired certain net assets of the Athens Products (Athens) division of the Electrolux Group and the motor manufacturing assets of Jiangsu Changheng Group Co. Ltd. (Changheng). The total cost of these acquisitions was $25.0 million including future payments of $3.8 million and acquisition costs of $0.1 million and exceeded the fair value of the net assets acquired by $3.7 million which was recorded as non-deductible goodwill in the Electrical Products segment. Athens, based in Athens, Tennessee, is a manufacturer of hermetic motors for both scroll and reciprocating compressors. Changheng is located in the JiangSu province of China and manufactures air-moving motors principally for the Chinese air conditioning market.

The respective purchase prices for the Athens and Changheng acquisitions were allocated to the assets acquired and liabilities assumed based upon current estimates of their respective fair values at the date of acquisition. The operating results of these companies have been included in the company's consolidated financial statements since the dates of acquisition. The pro forma effect of these acquisitions, individually and in the aggregate, would not be significant to 2002 or 2001 operating results.

On December 28, 2001, the company acquired all of the outstanding stock of State Industries, Inc. (State). State is a manufacturer of residential and standard commercial water heaters and has nearly doubled the size of the company's base water heater business, while complementing the wholesale channel of distribution with a strong presence in the retail market. The aggregate purchase price of State was $117.6 million. This was comprised of $57.8 million for the outstanding stock, assumption of $56.3 million of debt, and $3.5 million of acquisition costs.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in connection with the State acquisition. The non-deductible goodwill has been recorded within the Water Systems segment. Of the $3.9 million of acquired intangible assets, $3.0 million was assigned to trademarks that are not subject to amortization.

December 28, 2001 (dollars in thousands)
-----------------------------------------------------------------------------
     Current assets                                         $102,436
     Property, plant and equipment                            73,322
     Other intangibles                                         3,890
     Goodwill                                                 63,682
     Other assets                                                854
                                                            --------
          Total assets acquired                             $244,184
                                                            ========

     Current liabilities                                      74,969
     Long-term liabilities                                    51,637
                                                            --------
         Total liabilities assumed                           126,606
                                                            --------
         Net assets acquired                                $117,578
                                                            ========

On a pro forma basis, the unaudited consolidated results assuming the State acquisition occurred on January 1, 2001, is as follows:

Year ended December 31, 2001 (dollars in thousands, except per share amounts)
------------------------------------------------------------------------------
Net sales                                                      $1,467,261
Net earnings                                                       17,604
Earnings per share:
  Basic                                                               .74
  Diluted                                                             .74

The pro forma results have been prepared for informational purposes only and include adjustments to depreciation expense of acquired plant and equipment, amortization of intangible assets other than goodwill and trademarks, increased interest expense on acquisition debt, and certain other adjustments, together with related income tax effects of all such adjustments. Anticipated efficiencies from the consolidation of manufacturing and commercial activities and anticipated lower material costs related to the consolidation of purchasing have been excluded from the pro forma operating results. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the acquisition been made as of the beginning of the period presented or of the results of operations that may occur in the future.

In December 2001, the company acquired a 100 percent equity interest in Shenzhen Speeda Industries Co., Ltd. and is utilizing the facility located in China to manufacture C-frame electric motors. The total purchase price of $3.3 million, including future payments of $0.7 million, exceeded the fair value of the assets acquired (principally plant and equipment) by $0.8 million and was recorded as non-deductible goodwill within the Electrical Products segment.

In connection with the acquisition of Athens, the company recorded purchase liabilities of $4.2 million primarily for employee severance costs associated with product manufacturing repositioning. As of December 31, 2002, $1.1 million has been charged against this reserve. In connection with the Athens acquisition and certain other acquisitions by the company, aggregate purchase liabilities of $26.5 million were recorded at the respective acquisition dates for employee severance and relocation, as well as certain facility exit costs. As of December 31, 2002, costs incurred and charged against these liabilities to date totaled $17.1 million.

3.  Divestitures and Discontinued Operations

On January 17, 2000 (the measurement date), the company, with the approval of its Board of Directors, decided to divest the company's fiberglass piping and liquid and dry storage businesses. The combined net sales of these operations were $129.3 million in 2000.

On December 8, 2000, the company sold the fiberglass piping business, operated as Smith Fiberglass Products Company. On January 10, 2001, the company sold its liquid and dry storage business, operated as Engineered Storage Products Company. The net after-tax proceeds from the sale of these businesses were $62 million.

The components of the after-tax loss from discontinued operations included in the consolidated statement of earnings are as follows:

Year ended December 31, 2000 (dollars in thousands)
------------------------------------------------------------------------------
Earnings from operations:
   Engineered Storage Products Company                            $  3,139
Loss on disposition:
   Smith Fiberglass Products Company                                (9,032)
   Engineered Storage Products Company                              (1,993)
   Automotive Products Company                                      (4,017)
                                                                  --------
Net after-tax loss from discontinued operations                   $(11,903)
                                                                  ========

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

An after-tax loss from operations (in an amount greater than what was originally anticipated as of the measurement date) of $0.5 million is included in the $9.0 million loss on disposition in 2000.

As a result of difficult financing conditions prevalent late in 2000, certain prospective buyers for the storage business withdrew from active negotiations resulting in a single interested buyer. The company agreed to price concessions to successfully complete its exit from this business and resulted in an unanticipated after-tax loss on disposition for this business of $2.0 million.

The $4.0 million after-tax loss on disposition for the automotive business consists of two items: $2.8 million ($4.0 million pretax) for workers compensation costs associated with increased claims having an occurrence date prior to the 1997 sale of the automotive business for which the company retained responsibility per the sales contract; and $1.2 million ($2.0 million pretax) for final settlement of a purchase price dispute in the amount of $7.6 million for which a $5.6 million pretax reserve had been established at the time of sale. The $2.8 million adjustment for workers compensation costs was incremental to a $12.3 million reserve for workers compensation retained by the company at the time of sale.

Included in the consolidated balance sheet at December 31, 2002, are net current liabilities of $1.6 million and net long-term liabilities of $1.7 million. Included in the consolidated balance sheet at December 31, 2001, are net current assets of $1.8 million and net long-term liabilities of $2.1 million.

4.   Business Improvement Programs

In the fourth quarter of 2001, the company recorded restructuring and other charges of $9.4 million ($6.0 million after-tax, or $.25 per share). The charges include employee separation costs of $7.7 million associated with product or component manufacturing repositioning and the realignment of certain administrative functions. The resulting reduction of workforce is expected to approximate 150 salaried and 775 hourly employees. In addition, the company recorded facility impairment and lease charges of $1.7 million representing estimated costs of facilities to be vacated. The company spent $2.9 million through December 31, 2002, for employee severance and separation costs. At December 31, 2002, the company estimates approximately 500 employees are yet to be impacted and plans to be substantially completed with the business improvement activities prior to December 31, 2003.

5.   Statement of Cash Flows

Supplemental cash flow information is as follows:

Years ended December 31 (dollars in thousands)                                 2002           2001        2000
--------------------------------------------------------------------------------------------------------------------
Net change in current assets and liabilities:
   Receivables                                                               $(1,350)      $ 16,159      $10,278
   Inventories                                                                  (619)         6,983       (6,187)
   Other current assets                                                         (310)           163         (377)
   Trade payables                                                             (5,945)         7,265       10,559
   Accrued liabilities, including payroll and benefits                         7,314         (8,984)      (3,091)
   Income taxes                                                                7,601        (10,411)      (7,619)
                                                                             -------       --------      -------
                                                                             $ 6,691       $ 11,175      $ 3,563
                                                                             =======       ========      =======

6.   Inventories

December 31 (dollars in thousands)                      2002             2001
--------------------------------------------------------------------------------
Finished products                                     $130,685         $120,231
Work in process                                         39,691           40,210
Raw materials                                           58,306           58,375
                                                      --------         --------
Inventories, at FIFO cost                              228,682          218,816
LIFO reserve                                            28,331           24,110
                                                      --------         --------
                                                      $200,351         $194,706
                                                      ========         ========

7.   Property, Plant, and Equipment

December 31 (dollars in thousands)                     2002              2001
--------------------------------------------------------------------------------
Land                                                 $ 10,032         $  9,408
Buildings                                             143,419          126,709
Equipment                                             532,729          501,386
                                                     --------         --------
                                                      686,180          637,503
Less accumulated depreciation                         323,450          282,205
                                                     --------         --------
                                                     $362,730         $355,298
                                                     ========         ========

8.   Goodwill

In connection with the adoption of SFAS No. 142, the company completed the first step of the transitional goodwill impairment test, which required the company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units as of January 1, 2002. Based on this analysis, the company concluded that no impairment existed at the time of adoption, and, accordingly, the company has not recognized any transitional impairment loss. Additionally, the company concluded that no impairment existed at the time of the annual impairment test which was performed in the fourth quarter.

Changes in the carrying amount of goodwill during the year ended December 31, 2002, consist of the following:

                                                     Electrical      Water
(dollars in thousands)                                Products      Systems      Total
-------------------------------------------------------------------------------------------
Balance at December 31, 2001                          $230,004      $65,069    $295,073
Acquisition of businesses (see Note 2)                   3,728            -       3,728
Adjustment to finalize 2001 acquisitions                    50        3,559       3,609
                                                      --------      -------    --------
Balance at December 31, 2002                          $233,782      $68,628    $302,410
                                                      ========      =======    ========

As required by SFAS No. 142, the results of operations for periods prior to its adoption have not been restated. The following table reconciles reported net earnings and earnings per share to pro forma net earnings and earnings per share that would have resulted for the years ended December 31, 2001 and 2000, respectively, if SFAS No. 142 had been adopted effective January 1, 2000:

Years ended December 31 (dollars in thousands, except per share amounts)                    2001            2000
----------------------------------------------------------------------------------------------------------------------
Net earnings as reported                                                                  $14,502         $29,753
Goodwill amortization - after tax                                                           4,249           4,200
Assembled workforce amortization - after tax                                                  238             236
                                                                                          -------         -------
Net earnings - pro forma                                                                  $18,989         $34,189
                                                                                          =======         =======

Basic earnings per share:
    As reported                                                                           $   .61         $  1.27
    Pro forma                                                                                 .80            1.46

Diluted earnings per share:
    As reported                                                                           $   .61         $  1.26
    Pro forma                                                                                 .79            1.44

9.   Long-Term Debt and Lease Commitments

December 31 (dollars in thousands)
                                                                                            2002            2001
----------------------------------------------------------------------------------------------------------------------
Bank credit lines, average year-end interest rate of
    2.9% for 2002 and 4.5% for 2001                                                      $ 27,235       $ 25,596
Commercial paper, average year-end interest rate of
    1.7% for 2002 and 2.3% for 2001                                                        83,135        104,404
Revolver borrowings, average year-end interest rate of
    2.3% for 2001                                                                               -        120,000
Term notes with insurance companies, expiring through
    2018, average year-end interest rate of 7.1% for
    2002 and 2001                                                                         127,885        141,157
Other notes, expiring through 2012, average year-end
    interest rate of 2.6% for 2002 and  3.2% for 2001                                      12,500         12,500
                                                                                         --------       --------
                                                                                          250,755        403,657
Less amount due within one year                                                            11,671         13,272
                                                                                         --------       --------
                                                                                         $239,084       $390,385
                                                                                         ========       ========

The company has a $250 million multi-year revolving credit agreement with a group of nine financial institutions, which expires on August 2, 2004. It also has a $82.5 million 364-day credit agreement with a group of six banks, which expires on July 25, 2003. At its option, the company maintains either cash balances or pays fees for bank credit and services.

The company's credit agreements and term notes contain certain conditions and provisions which restrict the company's payment of dividends. Under the most restrictive of these provisions, retained earnings of $92 million were unrestricted as of December 31, 2002.

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

Scheduled maturities of long-term debt within each of the five years subsequent to December 31, 2002, is as follows: 2003-$11.7; 2004-$8.6; 2005-$8.6;
2006-$6.9; 2007-$6.9 million.

Future minimum payments under noncancelable operating leases total $66.3 million and are due as follows: 2003-$14.3; 2004-$12.1; 2005-$8.8; 2006-$6.8; 2007-$6.0
and thereafter - $18.3 million. Rent expense including payments under operating leases, was $22.0, $19.0, and $18.3 million in 2002, 2001, and 2000, respectively.

Interest paid by the company for continuing and discontinued operations, was $13.9, $16.9, and $24.6 million in 2002, 2001, and 2000, respectively.

10.  Stockholders' Equity

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

On May 10, 2002, the company completed the sale of 4,776,065 shares of Common Stock held in treasury. The $127.5 million net proceeds from the offering were used to reduce long-term debt.

During 2002, 2001, and 2000, 91,049, 36,236, and 200 shares, respectively, of
Class A Common Stock were converted into Common Stock. Regular dividends paid on the Class A Common Stock and Common Stock amounted to $.54, $.52, and $.50 per share in 2002, 2001, and 2000, respectively.

At December 31, 2002, 32,595 and 3,476,844, shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock. At December 31, 2001, 32,595 and 8,730,594 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

Accumulated other comprehensive loss is as follows:

December 31 (dollars in thousands)                                2002          2001
-----------------------------------------------------------------------------------------
Foreign currency translation adjustments                       $  (3,340)     $(6,419)
Unrealized net loss on cash flow derivative instruments           (3,797)        (439)
Additional minimum pension liability                            (114,740)           -
                                                               ---------      -------
                                                               $(121,877)     $(6,858)
                                                               =========      =======

11.  Stock Options

The company adopted the A. O. Smith Combined Executive Incentive Compensation Plan (the "plan") effective January 1, 2002. The plan supercedes and replaces two predecessor incentive compensation plans. The plan provides for the issuance of 1.5 million stock options at exercise prices equal to the fair value of Common Stock on the date of grant. Additionally, any shares that would have been available for stock option grants under either of the predecessor plans, if such plans were in effect, will be available for granting of stock option awards under the plan. The options granted become exercisable one year from date of grant and, for active employees, expire ten years after date of grant. The number of shares available for granting of options at December 31, 2002, was 1,325,850.

Participants may also be awarded shares of restricted stock under the plan. In 2002, the company granted 49,000 shares of restricted common stock under the plan. The restricted shares were valued at $1.3 million at the date of issuance and will be recognized as compensation expense ratably over the three-year vesting period. Compensation expense of $0.1 million was recognized in 2002.

Changes in option shares, all of which are Common Stock, were as follows:

                                                         Weighted-
                                                          Average
                                                          Per Share                 Years Ended December 31
                                                          Exercise      ---------------------------------------------------
                                                           Price            2002             2001             2000
                                                         ---------          ----             ----             ----
Outstanding at beginning of year                          $17.01          2,733,600        2,448,500         1,979,800

Granted
   2002--$26.88 per share                                  26.88            296,400
   2001--$15.14 per share                                                                    510,700
   2000--$13.56 to $16.28 per share                                                                            632,000

Exercised
   2002--$8.67 to $18.33 per share                         13.92           (432,400)
   2001--$5.63 to $16.33 per share                                                          (225,600)
   2000--$4.67 to $16.33 per share                                                                            (141,600)

Expired
   2002--$27.25 to $29.03 per share                        28.14            (12,600)               -                 -
   2000--$18.00 to $27.25 per share                                               -                -           (21,700)
                                                                          ---------        ---------         ---------

Outstanding at end of year
   (2002--$13.56 to $29.03 per share)                      18.54          2,585,000        2,733,600         2,448,500
                                                                          =========        =========         =========

Exercisable at end of year                                 17.46          2,288,600        2,222,900         1,816,500
                                                                          =========        =========         =========

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and exercisable at December 31, 2002:

                                                                                             Weighted-
                         Options          Weighted-        Options          Weighted-         Average
                      Outstanding at       Average      Exercisable at       Average         Remaining
     Range of          December 31,       Exercise       December 31,       Exercise        Contractual
  Exercise Prices          2002           Price a            2002            Price             Life
  ---------------     --------------      -------       --------------      --------        -----------
  $13.56                 545,300           13.56            545,300          13.56           8 years
  $15.14 to            1,414,900           16.47          1,414,900          16.47           5 years
  $18.33
  $26.88 to              624,800           27.55            328,400          28.16           8 years
                       ---------                          ---------
  $29.03
                       2,585,000                          2,288,600
                       =========                          =========

The weighted-average fair value per option at the date of grant during 2002, 2001, and 2000 using the Black-Scholes option-pricing model, was $9.71, $5.30, and $4.73, respectively. Assumptions were as follows:

                                                 2002        2001       2000
------------------------------------------------------------------------------
Expected life (years)                            6.3         6.0        5.0
Risk-free interest rate                          3.3%        4.7%       5.0%
Dividend yield                                   2.2%        2.3%       2.2%
Expected volatility                             41.3%       37.9%      39.9%

12.  Pension and Other Post-retirement Benefits

The company provides retirement benefits for all United States employees. Plan assets consist primarily of marketable equities and debt securities. The company also has several foreign pension plans, none of which are material to the company's financial position. Effective January 1, 2001, the company changed its Executive Supplemental Pension Plan (ESPP) to an unfunded defined-benefit plan.

The company has a defined-contribution profit sharing and retirement plan covering the majority of its salaried nonunion employees which provides for annual company contributions of 35 percent to 140 percent of qualifying contributions made by participating employees. The amount of the company's contribution in excess of 35 percent is dependent upon the company's profitability. The company also has defined-contribution plans for certain hourly employees which provide for annual matching company contributions.

On December 28, 2001, the company acquired State, including its pension and defined-contribution benefit plans.

The company has several unfunded defined-benefit post-retirement plans covering certain hourly and salaried employees that provide medical and life insurance benefits from retirement to age 65. Certain hourly employees retiring after January 1, 1996, are subject to a maximum annual benefit and salaried employees hired after December 31, 1993, are not eligible for post-retirement medical benefits. As a result, a one percentage point change in the health care cost trend rate would not have a significant effect on the amounts reported. The post-retirement benefit obligation was determined using an assumed healthcare cost trend rate of eight percent in 2002 trending down to six percent in 2004 and thereafter.

The following tables present the changes in benefit obligations, plan assets, funded status, and major assumptions used to determine these amounts for domestic pension and post-retirement plans and components of net periodic benefit costs.

                                                                  Pension Benefits           Post-retirement Benefits
                                                            ----------------------------    ---------------------------
Years ended December 31 (dollars in thousands)                    2002        2001               2002        2001
--------------------------------------------------------------------------------------------------------------------------
Change in benefit obligations
Benefit obligation at beginning of year                        $(650,487)  $(561,771)          $(16,455)  $(17,177)
ESPP benefit obligation at beginning of year                           -      (6,963)                 -          -
Service cost                                                      (8,268)     (5,900)              (267)      (258)
Interest cost                                                    (46,906)    (41,579)            (1,198)    (1,227)
Participant contributions                                              -           -               (536)      (387)
Plan amendments                                                   (1,228)       (542)                 -          -
Actuarial gains (losses) including
      assumption changes                                         (49,033)    (15,759)            (1,503)         2
Acquisition                                                            -     (64,642)                 -          -
Benefits paid                                                     52,013      46,669              1,796      2,592
                                                               ---------   ---------           --------   --------

Benefit obligation at end of year                              $(703,909)  $(650,487)          $(18,163)  $(16,455)
                                                               =========   =========           ========   ========

Change in plan assets
Fair value of plan assets at beginning of year                 $ 704,328   $ 737,119           $      -   $      -
Actual return on plan assets                                     (60,319)    (35,967)                 -          -
Contribution by the company                                          763         946              1,260      2,205
Participant contributions                                              -           -                536        387
Acquisition                                                            -      48,899                  -          -
Benefits paid                                                    (52,013)    (46,669)            (1,796)    (2,592)
                                                               ---------   ---------           --------   --------

Fair value of plan assets at end of year                       $ 592,759   $ 704,328           $      -   $      -
                                                               =========   =========           ========   ========

Funded status                                                   (111,150)     53,841           $(18,163)  $(16,455)
Unrecognized net actuarial loss (gain)                           205,741      22,285               (266)    (1,781)
Unrecognized prior service cost (credit)                           8,030       7,780               (372)      (525)
                                                               ---------   ---------           --------   --------

Net amount recognized                                          $ 102,621   $  83,906           $(18,801)  $(18,761)
                                                               =========   =========           ========   ========

Amounts recognized in the statement of financial position:

Prepaid pension                                                $       -   $ 103,272           $      -   $      -
Other assets                                                       5,307           -                  -          -
Accumulated other comprehensive loss before tax                  189,950           -                  -          -
Current liabilities                                               (1,800)          -             (1,631)    (1,688)
Non-current liabilities                                          (90,836)    (19,366)           (17,170)   (17,073)
                                                               ---------   ---------           --------   --------
Net amount recognized                                          $ 102,621   $  83,906           $(18,801)  $(18,761)
                                                               =========   =========           ========   ========

Actuarial assumptions used to determine cost and benefit obligations for employee benefit plans are as follows:

Assumptions as of December 31
Discount rate                                                      6.75%       7.25%              6.75%      7.25%
Expected return on plan assets (1)                                 9.75%      10.00%                n/a        n/a
Rate of compensation increase                                      4.00%       4.00%              4.00%      4.00%

(1) For 2003, the expected return on plan assets will be 9.0 percent.

                                                              Pension Benefits                     Post-retirement Benefits
                                                   ---------------------------------------  ------------------------------------
Years ended December 31 (dollars in thousands)         2002         2001          2000          2002        2001         2000
--------------------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost
Service cost                                        $  8,268     $  5,900      $  6,631       $  267      $  258       $  271
Interest cost                                         46,906       41,579        40,926        1,198       1,227        1,267
Expected return on plan assets                       (73,291)     (68,067)      (64,854)           -           -            -
Amortization of prior service cost                       978          937           559         (152)       (152)        (152)
Amortization of transition asset                           -         (499)         (939)           -           -            -
Amortization of net actuarial gain                         -            -             -          (13)        (66)         (82)
                                                    --------     --------      --------       ------      ------       ------

Defined-benefit plan cost (income)                   (17,139)     (20,150)      (17,677)      $1,300      $1,267       $1,304
                                                                                              ======      ======       ======
Various U.S. defined-contribution
   plans cost                                          4,760        2,418         3,559
                                                    --------     --------      --------
                                                    $(12,379)    $(17,732)     $(14,118)
                                                    ========     ========      ========

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $703,909, $686,565, and $592,759, respectively, as of December 31, 2002, and $71,561, $68,104, and $48,899, respectively, as of
December 31, 2001.

The accumulated benefit obligations related to the company's pension plans exceeded the fair value of the plans' assets by $88,713 as of December 31, 2002. This under-funded status is primarily due to the impact of recent declines in the U.S. equity markets, which resulted in a drop in the fair value of pension assets; and declines in interest rates, which resulted in an increase in the present value of pension obligations.

As a result of the under-funded status, the company recorded a charge to stockholders' equity of $114,740, representing the elimination of the prepaid pension asset, the establishment of a liability for under-funding, as well as the related deferred income tax impacts. This non-cash charge has no impact on income or cash flow. While declines in the equity markets and interest rates had a significant impact on the funded status of the plans, the pension plans continue to meet all funding requirements under ERISA regulations, and under current assumptions, no significant minimum funding requirement is expected for several years.

13.  Income Taxes

The components of the provision for income taxes consisted of the following:

Years ended December 31 (dollars in thousands)                           2002              2001           2000
----------------------------------------------------------------------------------------------------------------------
Current:
   Federal                                                            $ 4,802           $(10,100)       $ 3,964
   State                                                                1,543                (12)           428
   International                                                        3,489              2,426          3,581
Deferred                                                               17,211             15,670         15,459
                                                                      -------           --------        -------

                                                                      $27,045           $  7,984        $23,432
                                                                      =======           ========        =======

The provision for income taxes differs from the U.S. federal statutory rate due to the following items:

Years ended December 31                                                 2002              2001             2000
----------------------------------------------------------------------------------------------------------------------
Provision at U.S. federal statutory rate                                35.0 %            35.0 %           35.0 %
State income and franchise taxes                                         3.5               (.8)             3.0
International income tax rate differential                              (2.3)              2.2             (1.1)
Research tax credits                                                    (1.3)             (1.3)             (.1)
Other                                                                    (.4)               .4              (.8)
                                                                        ----              ----             ----

                                                                        34.5 %            35.5 %           36.0 %
                                                                        ====              ====             ====

Components of earnings before income taxes were as follows:

Years ended December 31 (dollars in thousands)                          2002              2001              2000A
----------------------------------------------------------------------------------------------------------------------

United States                                                         $63,468           $18,939           $57,845
International                                                          14,922             3,547             7,243
                                                                      -------           -------           -------

                                                                      $78,390           $22,486           $65,088
                                                                      =======           =======           =======

Total taxes paid (tax refunds received) by the company for continuing and discontinued operations amounted to $(10.6), $(2.7), and $13.1 million in 2002, 2001, and 2000, respectively.

No provision for U.S. income taxes or foreign withholding taxes has been made on the undistributed earnings of foreign subsidiaries as such earnings are considered to be permanently invested. At December 31, 2002, the undistributed earnings amounted to $52.4 million. Determination of the amount of unrecognized deferred tax liability on the undistributed earnings is not practicable. In addition, no provision or benefit for U.S. income taxes have been made on foreign currency translation gains or losses.

The tax effects of temporary differences of assets and liabilities between income tax and financial reporting are as follows:

December 31 (dollars in thousands)
------------------------------------------------------------------------------------------------------------------------
                                                          2002                                      2001
                                           ----------------------------------      -------------------------------------
                                                 Assets        Liabilities              Assets          Liabilities
                                           -----------------------------------------------------------------------------
Employee benefits                              $ 52,242         $     -                $25,605           $ 42,125
Inventory                                             -           2,582                      -              3,363
Recoverable dip tube costs                            -          13,262                      -             12,941
Product liability and warranty                   41,925               -                 40,986                  -
Depreciation differences                              -          45,603                      -             42,781
Amortization differences                              -          24,119                      -             17,941
Tax loss and credit carryovers                    6,770               -                  9,946                  -
All other                                         3,831               -                  2,863                  -
                                               --------         -------                -------           --------
                                               $104,768         $85,566                $79,400           $119,151
                                               ========         =======                =======           ========

Net asset (liability)                          $ 19,202                                                  $(39,751)
                                               ========                                                  ========

These deferred tax assets and liabilities are classified in the balance sheet as current or long-term based on the balance sheet classification of the related assets and liabilities as follows:

December 31 (dollars in thousands)                     2002           2001
--------------------------------------------------------------------------------
Current deferred income tax assets                   $26,714        $ 22,403
Long-term deferred income tax liabilities             (7,512)        (62,154)
                                                     -------        --------

Net asset (liability)                                $19,202        $(39,751)
                                                     =======        ========

As a result of the acquisition of State, the company has $5.8 million of federal net operating loss carryovers that expire between 2018 and 2021, $7.6 million of federal capital loss carryovers that expire in 2006, $0.5 million of contribution carryovers that expire between 2003 and 2006, and $2.9 million of tax credits, the majority of which have an unlimited carryover period. Due to a change in State ownership, the annual limitation for utilization of the federal net operating loss carryovers is the equivalent of $2.2 million of deductions.

The company also has approximately $125 million of state and local net operating loss carryovers. The majority of these carryovers expire between 2010 and 2022.

14.  Litigation and Insurance Matters

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

In 1999, a class action lawsuit was filed in the United States District Court, Western District of Missouri, by individuals on behalf of themselves and all persons throughout the United States who have owned or currently own a water heater manufactured by Rheem Manufacturing Company, A. O. Smith Corporation, Bradford White Company, American Water Heater Company, Lochinvar Corporation, and State Industries, Inc. (the "water heater manufacturers") that contains a dip tube manufactured, designed, supplied, or sold by Perfection Corporation between August 1993 and October 1996. A dip tube is a plastic tube in a residential water heater that brings the cold water supply to the bottom area of the tank to be heated. The plaintiffs and the water heater manufacturers reached a settlement of this lawsuit which the court approved in 2000. The water heater manufacturers paid the settlement, and all other legal actions brought against the water heater manufacturers related to dip tube claims have been dismissed as a result of the settlement of the class action.

Separately, the water heater manufacturers in late 1999 filed a direct action lawsuit in the Civil District Court for the Parish of Orleans, State of Louisiana, against Perfection Corporation and American Meter Company, the parent company of Perfection, Manner Plastics Materials, Inc., and their insurers. This lawsuit seeks (1) recovery of damages sustained by the water heater manufacturers related to the costs of the class action settlement and the handling of dip tube claims outside of and prior to the national class action settlement, (2) damages for the liability of the water heater manufacturers assumed by Perfection Corporation by contract, and (3) personal injuries suffered by the water heater manufacturers as a result of the disparagement of their businesses. Also relating to the water heater manufacturers' recovery efforts, the insurers of Perfection Corporation have brought third-party claims against the water heater manufacturers in a state court action in Cook County, Illinois.

Perfection Corporation has also sued the water heater manufacturers in a separate action in Cook County, Illinois. The filing by Perfection Corporation is an attempt to preempt the Louisiana lawsuit.

As of December 31, 2002, the company recorded as a long-term receivable approximately $34.0 million (as detailed below) related to dip tube repair claims, administrative costs, legal fees, and related expenses. It is the company's expectation that all or a substantial portion of its costs will be recovered from Perfection, American Meter Company, Manner Plastics Materials, Inc. and their insurers, as well as the company's insurers.

                                                                    2000             Cumulative
(dollars in thousands)                2002          2001          and Prior       December 31, 2002
-------------------------------------------------------------------------------------------------------
Claim payments                       $   53        $13,378         $ 8,805             $22,236
Administrative costs                     19          4,503           3,030               7,552
Legal fees                            1,173            470           2,575               4,218
                                     ------        -------         -------             -------
                                     $1,245        $18,351         $14,410             $34,006
                                     ======        =======         =======             =======

The company is currently involved as a potentially responsible party (PRP) in judicial and administrative proceedings initiated on behalf of various state and federal regulatory agencies seeking to clean up 11 sites which have been environmentally impacted (the "sites") and to recover costs they have incurred or will incur as to the sites. The company previously reported that it was a defendant in two separate lawsuits involving a former mine in Colorado that is being remediated by the United States Environmental Protection Agency (EPA). The claims against the company have been dismissed by the trial court in both of those actions. The State of Colorado has appealed the trial court's decision in one of those actions, and the company believes that the trial court's well-reasoned decision will be upheld by the appellate court. Since the EPA has indicated that it does not intend to pursue any claims against the company with respect to this site, the company should have no further potential liability with respect to the site.

It is impossible at this time to estimate the total cost of remediation for the sites or the company's ultimate share of those costs, primarily because the sites are in various stages of the remediation process and issues remain open at many sites concerning the selection and implementation of the final remedy, the cost of that remedy and the company's liability at a site relative to the liability and viability of the other PRPs. The company has established reserves for the sites in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such cleanups when those costs are capable of being reasonably estimated. To the best of the company's knowledge, the reserves it has established and insurance proceeds that are available to the company are sufficient to cover the company's liability. The company further believes its insurers have the financial ability to pay any such covered claims, and there are viable PRPs at each of the sites which have the financial ability to pay their respective shares of liability at the sites.

With respect to non-environmental claims, the company has self-insured a portion of its product liability loss exposure and other business risks for many years. The company has established reserves which it believes are adequate to cover incurred claims. For the year ended December 31, 2002, the company (excluding State) had $125 million of third-party product liability insurance for individual losses in excess of $1.5 million and for aggregate annual losses in excess of $10 million; State had $125 million of third-party product liability insurance for individual losses in excess of $3.0 million and for aggregate annual losses in excess of $65 million. The company periodically reevaluates its exposure on claims and makes adjustments to its reserves as appropriate.

15.  Operations by Segment

The company has two reportable segments: Electrical Products and Water Systems. The Electrical Products segment manufactures fractional horsepower alternating current (A/C) and direct current (D/C) and integral horsepower motors used in fans and blowers in furnaces, air conditioners, and ventilating systems; industrial applications such as material handling; as well as in other consumer products such as home appliances and pumps, swimming pools, hot tubs, and spas. In addition, the Electrical Products segment manufactures hermetic motors which are sold worldwide to manufacturers of compressors used in air conditioning and refrigeration systems. The Water Systems segment manufactures residential gas and electric water heaters as well as commercial water heating equipment used in a wide range of applications including hotels, laundries, car washes, factories, and large institutions. In addition, the Water Systems segment manufactures copper tube boilers used in large-volume hot water and hydronic heating applications.

The accounting policies of the reportable segments are the same as those described in the "Summary of Significant Accounting Policies" outlined in Note
1. Intersegment sales have been excluded from segment revenues and are immaterial. Earnings before interest and taxes (EBIT) is used to measure the performance of the segments and allocate resources.

                                                                Earnings from
                                                            Continuing Operations                       Net Sales
                                                       -------------------------------     -----------------------------------
Years ended December 31 (dollars in millions)            2002       2001        2000          2002        2001        2000
------------------------------------------------------------------------------------------------------------------------------
Electrical Products                                    $ 57.6      $ 20.8      $ 75.5      $  790.4     $  802.7    $  902.4
Water Systems                                            58.4        39.2        34.9         678.7        348.5       345.5
                                                       ------      ------      ------      --------     --------    --------

Total Segments - EBIT                                   116.0        60.0       110.4      $1,469.1     $1,151.2    $1,247.9
                                                                                           ========     ========    ========
General Corporate and Research
   and Development Expenses                             (23.7)      (21.1)      (23.2)
Interest Expense                                        (13.9)      (16.4)      (22.1)
                                                       ------      ------      ------

Earnings from Continuing Operations
   before Income Taxes                                   78.4        22.5        65.1
Provision for Income Taxes                              (27.1)       (8.0)      (23.4)
                                                       ------      ------      ------

Earnings from Continuing Operations                    $ 51.3      $ 14.5      $ 41.7
                                                       ======      ======      ======

Net sales of the Electrical Products segment includes sales to York International Corporation of $173.3, $171.9, and
$182.9 million in 2002, 2001, and 2000, respectively.

Assets, depreciation, and capital expenditures by segment

                                                                              Depreciation and                Capital
                                                                                Amortization                Expenditures
                                                Total Assets                    (Years Ended                (Years Ended
                                                (December 31)                   December 31)                December 31)
                                     ------------------------------------------------------------------------------------------
(dollars in millions)                   2002      2001       2000       2002      2001     2000      2002      2001      2000
-------------------------------------------------------------------------------------------------------------------------------
Electrical Products                  $  697.4   $  680.3  $  700.6     $33.1     $37.0    $34.7     $24.6     $29.5     $35.6
Water Systems                           434.7      420.6     182.8      16.9       8.9      9.0      17.6       5.7       4.6
                                     --------   --------  --------     -----     -----    -----     -----     -----     -----
Total Segments                        1,132.1    1,100.9     883.4      50.0      45.9     43.7      42.2      35.2      40.2
Corporate Assets                         92.8      191.2     141.4       0.7       1.2      1.3       0.3       0.1       0.3
Discontinued Operations                     -        1.8      40.1         -         -      5.6         -         -       1.5
                                     --------   --------  --------     -----     -----    -----     -----     -----     -----
Total                                $1,224.9   $1,293.9  $1,064.9     $50.7     $47.1    $50.6     $42.5     $35.3     $42.0
                                     ========   ========  ========     =====     =====    =====     =====     =====     =====

Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, and prepaid pension.

Net sales and long-lived assets by geographic location

The following data by geographic area includes net sales based on product shipment destination and long-lived assets based on physical location. Long-lived assets include net property, plant, and equipment; and other long-term assets and exclude prepaid pension, other intangibles, and long-lived assets of discontinued operations.

                                        Long-Lived Assets                                                Net Sales
                            --------------------------------------                       --------------------------------------
(dollars in millions)          2002          2001         2000                              2002        2001         2000
-------------------------------------------------------------------------------------------------------------------------------
United States                 $283.0        $283.4       $200.1         United States    $1,282.9     $  984.4     $1,108.9

Mexico                         102.7         102.0         98.7         Foreign             186.2        166.8        139.0
                                                                                         --------     --------     --------
China                           26.6          17.2         15.2         Total            $1,469.1     $1,151.2     $1,247.9
                                                                                         ========     ========     ========
Other Foreign                    9.8           8.6          9.2
                              ------        ------       ------
Total                         $422.1        $411.2       $323.2
                              ======        ======       ======

16.  Quarterly Results of Operations (Unaudited)

(dollars in millions, except per share amounts)
-------------------------------------------------------------------------------------------------------------------------------
                                           1st Quarter             2nd Quarter            3rd Quarter          4th Quarter
                                       -------------------    --------------------    -------------------    -----------------
                                         2002      2001         2002      2001         2002       2001       2002      2001
                                       -------------------    --------------------  --------------------    -----------------
Net sales                                $371.9   $318.2        $386.3     $308.3       $352.4    $269.1      $358.5   $255.6
Gross profit                               76.9     58.8          81.4       58.6         66.4      42.6        75.1     42.3
Net earnings (loss)                        12.1      8.5          18.0       10.7         10.0       0.4        11.2     (5.1)
Net earnings (loss) per share
    Basic                                   .51      .36           .68        .45          .35       .02         .39     (.21)
    Diluted                                 .50      .36           .66        .45          .34       .02         .38     (.21)

Common dividends declared                   .13      .13           .13        .13          .14       .13         .14      .13

Net earnings per share are computed separately for each period and, therefore, the sum of such quarterly per share amounts may differ from the total for the year.

See Note 9 for restrictions on the payment of dividends.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

                                    PART III
                                    --------


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information included under the heading "Election of Directors" in the company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year) is incorporated herein by reference. The information required regarding Executive Officers of the Company is included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Company."

The information included under the heading "Compliance with Section 16(a) of the Securities Exchange Act" in the company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year) is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

The information included under the heading "Executive Compensation" in the company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year) is incorporated herein by reference, except for the information required by paragraphs (i), (k), and (l) of Item 402(a)(8) of Regulation S-K.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information included under the headings "Principal Stockholders" and "Security Ownership of Directors and Management" in the company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year) is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information included under the headings and "Compensation Committee Interlocks and Insider Participation" in the company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year) is incorporated herein by reference.

ITEM 14 - CONTROLS AND PROCEDURES
---------------------------------

Evaluation of disclosure controls and procedures
Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures, have concluded that our disclosure controls and procedures were adequate and effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls
There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                                     PART IV
                                     -------


ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES and REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     (a)  Financial Statements and Financial Statement Schedules
                                                                                          Form 10-K
                                                                                         Page Number
                                                                                         -----------
          The following consolidated financial statements of A. O. Smith
          Corporation are included in Item 8:
                Consolidated Balance Sheets at December 31, 2002 and 2001..................      20

                For each of the three years in the period ended
                December 31, 2002:
                  - Consolidated Statement of Earnings.....................................      21
                  - Consolidated Statement of Comprehensive Earnings.......................      21
                  - Consolidated Statement of Cash Flows...................................      22
                  - Consolidated Statement of Stockholders' Equity.........................      23

                Notes to Consolidated Financial Statements................................. 24 - 42


          The following consolidated financial statement schedule of
          A. O. Smith Corporation is included in Item 15(d):

             Schedule II - Valuation and Qualifying Accounts...............................      46

          Schedules not included have been omitted because they are not applicable.

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of 2002.

     (c) Exhibits - see the Index to Exhibits on pages 55 - 56 of this report.

          Pursuant to the requirements of Rule 14a-3(b)(10) of the Securities Exchange Act of 1934, as amended, the company will, upon request and upon payment of a reasonable fee not to exceed the rate at which such copies are available from the Securities and Exchange Commission, furnish copies to its security holders of any exhibits listed in the Index to Exhibits.

          Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of Form 10-K are listed as Exhibits 10(a) through 10(g) in the Index to Exhibits.

                             A. O. SMITH CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                  Years ended December 31, 2002, 2001, and 2000

                                     Balance at        Charged to       Acquisition                        Balance at
                                      Beginning         Costs and           of                               End of
Description                            of Year          Expenses(1)     Businesses(2)      Deductions(3)       Year
-----------                          -----------       ------------     -------------      -------------   -----------
2002:
    Valuation allowance
    for trade and notes
    receivable                         $4,880            $2,612          $ (660)              $(2,067)       $4,765

2001:
    Valuation allowance
    for trade and notes
    receivable                          2,989             2,344           1,581                (2,034)        4,880

2000:
    Valuation allowance
    for trade and notes
    receivable                          3,121             2,023               -                (2,155)        2,989


(1)Provision based upon estimated collection.
(2)Associated with the purchase of State and Shenzhen Speeda
   Industrial Co., Ltd.
(3)Uncollectible amounts/expenditures charged against the reserve.

EXHIBIT 21
----------

SUBSIDIARIES

The following lists all significant subsidiaries and affiliates of
A. O. Smith Corporation.

                                                          Jurisdiction in Which
                                                          ---------------------
Name of Subsidiary                                             Incorporated
------------------                                             ------------

AOS Holding Company                                              Delaware
A. O. Smith International Corporation                            Delaware

APCOM, Inc.                                                      Tennessee
State Industries, Inc.                                           Tennessee

A. O. Smith Export, Ltd.                                         Barbados
A. O. Smith Holdings (Barbados) SRL                              Barbados

A. O. Smith Enterprises Ltd.                                     Canada

A. O. Smith (China) Water Heater Co., Ltd.                       China
A. O. Smith Electrical Products (Changzhou) Co., Ltd.            China
A. O. Smith Electrical Products (Shenzhen) Co., Ltd.             China
A. O. Smith Electrical Products (Taizhou) Co., Ltd.              China

A. O. Smith L'eau chaude S.a.r.l.                                France

A. O. Smith Warmwasser-Systemtechnik GmbH                        Germany

A. O. Smith Electrical Products Limited Liability Company        Hungary

A. O. Smith Electric Motors (Ireland) Ltd.                       Ireland
A. O. Smith Holdings (Ireland) Ltd.                              Ireland

IG-Mex, S.A. de C.V.                                             Mexico
Motores Electricos de Juarez, S.A. de C.V.                       Mexico
Motores Electricos de Monterrey, S.A. de C.V.                    Mexico
Productos de Agua, S.A. de C.V.                                  Mexico
Productos Electricos Aplicados, S.A. de C.V.                     Mexico

A.O. Smith Electrical Products B.V.                              The Netherlands
A.O. Smith Water Products Company B.V.                           The Netherlands
A.O. Smith Holdings B.V.                                         The Netherlands
A.O. Smith Products v.o.f.                                       The Netherlands

A. O. Smith Electrical Products (S.E.A.) Pte Ltd                 Singapore

A. O. Smith Electrical Products Limited                          United Kingdom
State Water Heaters (U.K.) Limited                               United Kingdom

EXHIBIT 23
----------

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 2-72542, 33-19015, 33-21356, 33-37878, 33-56827, 333-05799,
333-92329 and 333-92482) pertaining to the A. O. Smith Corporation 1990 Long-Term Executive Incentive Compensation Plan, the A. O. Smith Corporation Long-Term Executive Incentive Compensation Plan and the A. O. Smith Corporation Combined Executive Incentive Compensation Plan and in the related prospectuses of our report dated January 16, 2003, with respect to the consolidated financial statements and schedule of A. O. Smith Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 2002.



                                        ERNST & YOUNG LLP



Milwaukee, Wisconsin
February 18, 2003

Exhibit 99
----------


            Written Statement of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350


Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, each of the undersigned certifies that to the best of our knowledge:

(1) the Annual Report on Form 10-K of the company for the year ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.


Dated: February 19, 2003


/s/ Robert J. O'Toole
---------------------
Robert J. O'Toole
Chairman, President, and Chief Executive Officer



/s/ Kenneth W. Krueger
----------------------
Kenneth W. Krueger
Senior Vice President and Chief Financial Officer

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                           A. O. SMITH CORPORATION

                                           By: /s/ Robert J. O'Toole
                                              ----------------------------------
                                              Robert J. O'Toole
                                              Chief Executive Officer

                                              Date:  February 19, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 19, 2003 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name and Title                                            Signature

     ROBERT J. O'TOOLE                       /s/ Robert J. O'Toole
     Chairman of the Board of                -----------------------------------
     Directors, President and                        Robert J. O'Toole
     Chief Executive Officer

     KENNETH W. KRUEGER                      /s/ Kenneth W. Krueger
     Senior Vice President and               -----------------------------------
     Chief Financial Officer                         Kenneth W. Krueger

     JOHN J. KITA                            /s/ John J. Kita
     Vice President, Treasurer               -----------------------------------
     and Controller                                    John J. Kita

     GLEN R. BOMBERGER                       /s/ Glen R. Bomberger
     Director                                -----------------------------------
                                                     Glen R. Bomberger

     RONALD D. BROWN                         /s/ Ronald D. Brown
     Director                                -----------------------------------
                                                      Ronald D. Brown

     WILLIAM F. BUEHLER                      /s/ William F. Buehler
     Director                                -----------------------------------
                                                    William F. Buehler

     KATHLEEN J. HEMPEL                      /s/ Kathleen J. Hempel
     Director                                -----------------------------------
                                                     Kathleen J. Hempel

     AGNAR PYTTE                             /s/ Agnar Pytte
     Director                                -----------------------------------
                                                       Agnar Pytte

     BRUCE M. SMITH                          /s/ Bruce M. Smith
     Director                                -----------------------------------
                                                      Bruce M. Smith

     MARK D. SMITH                           /s/ Mark D. Smith
     Director                                -----------------------------------
                                                      Mark D. Smith

CERTIFICATION OF PERIODIC REPORT


I, Robert J. O'Toole, Chairman, President, and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of A. O. Smith Corporation (the "company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this annual report;

4. The company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the company and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 19, 2003


/s/ Robert J. O'Toole
---------------------
Robert J. O'Toole
Chairman, President, and Chief Executive Officer

CERTIFICATION OF PERIODIC REPORT


I, Kenneth W. Krueger, Senior Vice President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of A. O. Smith Corporation (the "company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this annual report;

4. The company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the company and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 19, 2003


/s/ Kenneth W. Krueger
----------------------
Kenneth W. Krueger
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS
-----------------

Exhibit
Number    Description
------    -----------

(3)(i) Restated Certificate of Incorporation of the corporation as amended April 5, 1995, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended March 31, 1995, and as further amended on February 5, 1996, and incorporated by reference to the annual report on Form 10-K for the year ended December 31, 1995.

(3)(ii) By-laws of the corporation as amended October 7, 1997, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended September 30, 1997.

(4)       (a) Restated Certificate of Incorporation of the corporation as amended April 5, 1995, incorporated by reference to Exhibit 3 to the corporation's annual report on Form 10-K for the year ended December 31, 1995 (File No. 1-475)

          (b) Credit Agreement, dated as of August 2, 1999, among A. O. Smith Corporation, various financial institutions, The First National Bank of Chicago, as Syndication Agent, and Bank of America, N.A., as Agent, incorporated by reference to Exhibit 4(b) to the corporation's annual report on Form 10-K for the year ended December 31, 2000 (File No. 1-475)

          (c) First Amendment, dated as of July 28, 2000, to Credit Agreement, among A. O. Smith Corporation, various financial institutions, Bank One, N.A. (formerly The First National Bank of Chicago), as Syndication Agent, and Bank of America, N.A., as Agent, incorporated by reference to Exhibit 4.3 to corporation's registration statement on Form S-3 (Reg. No. 333-86074)

          (d) Second Amendment, dated as of July 27, 2001, to Credit Agreement, among A. O. Smith Corporation, various financial institutions, Bank One, N.A. (formerly The First National Bank of Chicago), as Syndication Agent, and Bank of America, N.A., as Agent, incorporated by reference to Exhibit 4.4 to corporation's registration statement on Form S-3 (Reg. No. 333-86074)

          (e) The corporation has instruments that define the rights of holders of long-term debt that are not being filed with this Registration Statement in reliance upon Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of these instruments.


(10)      Material Contracts


          (a) A. O. Smith Corporation 1990 Long-Term Executive Incentive Compensation Plan, as amended, incorporated by reference to the Form S-8 Registration Statement filed by the corporation on December 13, 1994, (Reg. No. 33-56827)

          (b) A. O. Smith Corporation Long-Term Executive Incentive Compensation Plan incorporated by reference to the Form S-8 Registration Statement filed by the corporation on December 8, 1999, (Reg. No. 333-92329)

          (c) A. O. Smith Corporation Combined Executive Incentive Compensation Plan, incorporated by reference to Exhibit A to the Proxy Statement filed on March 4, 2002, for the April 8, 2002, Annual Meeting of Stockholders.

-----------------------------

Exhibit
Number    Description
------    -----------

(10)      (d) Executive Life Insurance Plan, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992

          (e) Corporate Directors' Deferred Compensation Plan, as amended, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992

          (f) Executive Supplemental Pension Plan incorporated by Reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

          (g) Supplemental Profit Sharing Plan, incorporated by Reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(21)          Subsidiaries (Page 47).

(23)          Consent of Independent Auditors (Page 48).

(99) Written Statement of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Page 49).