Form 10-Q
period 2003-03-31
SMITH A O CORP
filed 2003-05-01
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act)   Yes X   No ___


   Class A Common Stock Outstanding as of March 31, 2003 -- 8,553,671 shares

       Common Stock Outstanding as of March 31, 2003 -- 20,494,398 shares

                              Exhibit Index Page 22

                                      Index

                             A. O. Smith Corporation


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Statements of Earnings
     - Three months ended March 31, 2003 and 2002                              3

     Condensed Consolidated Balance Sheets
     - March 31, 2003 and December 31, 2002                                    4

     Condensed Consolidated Statements of Cash Flows
     - Three months ended March 31, 2003 and 2002                              5

     Notes to Condensed Consolidated Financial Statements
     - March 31, 2003                                                       6-10

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                  11-14

Item 3. Quantitative and Qualitative Disclosure of Market Risk                15

Item 4. Controls and Procedures                                               15

Part II. Other Information

Item 1. Legal Proceedings                                                     16

Item 5. Other Information                                                     16

Item 6. Exhibits and Reports on Form 8-K                                      16

Signatures                                                                    17

Certification of Periodic Report                                           18-21

Index to Exhibits                                                             22
     Exhibit 99                                                               23

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             A.O. SMITH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                      Three Months ended March 31, 2003 and
                   2002 (dollars in thousands, except for per
                                   share data)
                                   (unaudited)

                                                        Three Months Ended
                                                             March 31
                                                     -------------------------
                                                        2003           2002
                                                     ----------     ----------

Electrical Products                                  $ 213,091      $ 196,234
Water Systems                                          174,821        175,693
                                                     ----------     ----------
     Net Sales                                         387,912        371,927
Cost of products sold                                  309,719        295,026
                                                     ----------     ----------
     Gross profit                                       78,193         76,901
Selling, general and administrative expenses            54,023         53,204
Interest expense                                         2,908          4,177
Other expense - net                                        336            870
                                                     ----------     ----------
                                                        20,926         18,650
Provision for income taxes                               7,220          6,528
                                                     ----------     ----------

     Net Earnings                                    $  13,706         12,122
                                                     ==========     ==========

Earnings per Common Share
     Basic                                               $0.47          $0.51
                                                     ==========     ==========
     Diluted                                             $0.46          $0.50
                                                     ==========     ==========

Dividends per Common Share                               $0.14          $0.13
                                                     ==========     ==========

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             A.O. SMITH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 2003 and December 31, 2002
                             (dollars in thousands)

                                                   (unaudited)      December 31,
                                                  March 31, 2003       2002
Assets                                            --------------    ------------
  Current Assets
  Cash and cash equivalents                        $    27,501     $     32,847
  Receivables                                          246,129          215,481
  Inventories                                          217,689          200,351
  Deferred income taxes                                 26,008           26,714
  Other current assets                                  18,289           12,858
                                                   ------------     ------------
  Total Current Assets                                 535,616          488,251

  Property, plant and equipment                        691,745          686,180
  Less accumulated depreciation                        336,638          323,450
                                                   ------------     ------------
  Net property, plant and equipment                    355,107          362,730
  Goodwill                                             302,413          302,410
  Other intangibles                                      6,671            6,741
  Other assets                                          65,840           64,725
                                                   ------------     ------------
  Total Assets                                     $ 1,265,647      $ 1,224,857
                                                   ============     ============

Liabilities
  Current Liabilities
  Trade payables                                   $   150,870      $   131,423
  Accrued payroll and benefits                          35,715           38,745
  Accrued liabilities                                   56,731           58,576
  Product warranty                                      19,405           19,478
  Income taxes                                           3,764            1,786
  Long-term debt due within one year                    11,671           11,671
                                                   ------------     ------------
  Total Current Liabilities                            278,156          261,679

  Long-term debt                                       253,438          239,084
  Pension liability                                     88,323           90,836
  Other liabilities                                    113,192          114,694
  Deferred income taxes                                 10,496            7,512
                                                   ------------     ------------

  Total Liabilities                                    743,605          713,805

Stockholders' Equity
  Class A common stock, $5 par value: authorized
     14,000,000 shares; issued 8,586,266                42,931           42,977
  Common stock, $1 par value: authorized
   60,000,000 shares; issued  23,963,096                23,963           23,954
  Capital in excess of par value                        73,581           73,526
  Retained earnings                                    598,134          588,487
  Accumulated other comprehensive loss                (120,739)        (121,877)
  Treasury stock at cost                               (95,828)         (96,015)
                                                   ------------     ------------

  Total Stockholders' Equity                           522,042          511,052
                                                   ------------     ------------
Total Liabilities and Stockholders' Equity         $ 1,265,647      $ 1,224,857
                                                   ============     ============

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             A.O. SMITH CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS Three
                      Months Ended March 31, 2003 and 2002
                             (dollars in thousands)
                                   (unaudited)
                               Three Months Ended
                                                              March 31
                                                     --------------------------
                                                        2003            2002
                                                     -----------     ----------

Operating Activities
Continuing
   Net earnings                                      $   13,706      $  12,122
   Adjustments to reconcile net earnings to
    net cash provided by (used in) operating
    activities:
       Depreciation                                      12,313         11,941
       Amortization                                         476            356
       Net change in current assets and
        liabilities                                     (36,024)         3,024
       Net change in other noncurrent assets
        and liabilities                                    (143)        (5,516)
       Other                                             (1,007)           927
                                                     -----------     ----------

Cash Provided by (Used in) Operating Activities         (10,679)        22,854

Investing Activities
   Capital expenditures                                  (5,423)        (7,080)
   Acquisition of business                                    -         (2,050)
                                                     -----------     ----------

Cash Used in Investing Activities                        (5,423)        (9,130)

Financing Activities
   Long-term debt incurred                               16,497              -
   Long-term debt retired                                (2,143)       (14,798)
   Net proceeds from common stock and option
    activity                                                  -            815
   Dividends paid                                        (4,059)        (3,094)
                                                     -----------     ----------

Cash Provided by (Used in) Financing Activities          10,295        (17,077)

Cash Provided by Discontinued Operations                    461          4,445
                                                     -----------     ----------

   Net increase (decrease) in cash and cash
    equivalents                                          (5,346)         1,092
   Cash and cash equivalents-beginning of period         32,847         20,759
                                                     -----------     ----------

Cash and Cash Equivalents - End of Period            $   27,501      $  21,851
                                                     ===========     ==========


See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             A. O. SMITH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (unaudited)
1.    Basis of Presentation
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company's latest Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the 2003 presentation.

2.    Acquisitions
      On July 1, 2002, A. O. Smith Corporation (the company) completed the purchase of the hermetic motor assets of the Athens Products (Athens) division of Electrolux Group for cash consideration of $9.7 million. The purchase price was allocated to the assets acquired and liabilities assumed based upon current estimates of their respective fair values at the date of acquisition.

      In late 2002, the company acquired the motor manufacturing assets of Jiangsu Changheng Group Co. Ltd. (Changheng) for a total cost of $15.3 million including future payments of $3.8 million. The purchase price was allocated to the assets acquired and liabilities assumed based upon current estimates of their respective fair values at the date of acquisition.

      In connection with the Athens acquisition and other acquisitions by the company, aggregate purchase liabilities of $26.5 million were recorded for employee severance and relocation, as well as certain facility exit costs. As of March 31, 2003, costs incurred and charged against these liabilities to date totaled $17.5 million.

3.    Business Improvement Programs
      In the fourth quarter of 2001, the company recorded restructuring and other charges of $9.4 million. The charges included employee separation costs of $7.7 million associated with product or component manufacturing repositioning and the realignment of certain administrative functions. The resulting reduction of workforce is approximately 150 salaried and 775 hourly employees. In addition, the company recorded facility impairment and lease charges of $1.7 million representing estimated costs of facilities to be vacated. The company spent $4.3 million through March 31, 2003 for employee severance and separation costs. At March 31, 2003, the company estimates approximately 200 employees are yet to be impacted. The realignment activities will be substantially completed prior to December 31, 2003.

4.    Inventories
      Inventories consist of the following (dollars in thousands):

                                         March 31, 2003     December 31, 2002
                                         --------------     -----------------
      Finished products                     $ 143,915          $ 130,685
      Work in process                          42,765             39,691
      Raw materials                            59,340             58,306
                                            ---------          ---------
                                              246,020            228,682
      LIFO reserve                             28,331             28,331
                                            ---------          ---------
                                            $ 217,689          $ 200,351
                                            =========          =========

5.    Goodwill
      The company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment on an annual basis.

      Changes in the carrying amount of goodwill during the three-month period ended March 31, 2003 consist of the following (dollars in thousands):

                                          Electrical      Water
                                           Products      Systems       Total
                                          ----------    ---------    ---------
      Balance at December 31, 2002        $  233,782    $  68,628    $ 302,410
      Additional acquisition costs                 3            -            3
                                          ----------    ---------    ---------
      Balance at March 31, 2003           $  233,785    $  68,628    $ 302,413
                                          ==========    =========    =========

6.    Long-Term Debt
      The company's credit agreement and term notes contain certain conditions and provisions which restrict the company's payment of dividends. Under the most restrictive of these provisions, retained earnings of $96.2 million were unrestricted as of March 31, 2003.

7.    Product warranty
      The company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents the company's product warranty liability activity for the three-months ended March 31, 2003 and 2002, respectively (dollars in thousands):

                                                        2003           2002
                                                     ----------     ----------
      Balance at January 1                           $  70,515      $  69,632
         Expense                                         7,475          8,172
         Claims settled                                 (7,810)        (7,764)
                                                     ----------     ----------
      Balance at March 31                            $  70,180        $70,040
                                                     ==========     ==========

8.    Common Stock Issuance
      On May 10, 2002, the company completed the sale of 4,776,065 shares of its common stock held in treasury. The $127.5 million net proceeds from the offering were used to reduce long-term debt.

9.    Comprehensive Earnings
      The company's comprehensive earnings are comprised of net earnings, foreign currency translation adjustments, and realized and unrealized gains and losses on cash flow derivative instruments.

                                                         Three Months Ended
                                                              March 31
                                                      -------------------------
      (dollars in thousands)                             2003           2002
                                                      ----------     ----------
      Net Earnings                                    $  13,706      $  12,122

      Other comprehensive earnings (loss):
      Foreign currency translation adjustments              429           (276)
      Unrealized net gain on cash flow
       derivative instruments less related income
       tax benefit: 2003- $454 and 2002 -$2,767             710          4,319
                                                      ----------     ----------
      Comprehensive Earnings                          $  14,845      $  16,165
                                                      ==========     ==========

10.   Earnings per Share of Common Stock
      The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:
                                                         Three Months Ended
                                                              March 31
                                                      -------------------------
                                                         2003           2002
                                                      ----------     ----------
      Denominator for basic earnings per share
         - weighted-average shares                    28,942,357     23,772,140

      Effect of dilutive stock options                   579,995        545,337
                                                      ----------     ----------
      Denominator for diluted earnings per share      29,522,352     24,317,477
                                                      ==========     ==========

11.   Stock Based Compensation
      The company has one stock-based employee compensation plan as more fully described in Note 11 of Notes to Consolidated Financial Statements of the Company's 2002 annual report on Form 10-K. SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The company has chosen to continue applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan. Accordingly, because the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

      Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the company's pro forma net earnings and earnings per share would have been as follows:

                                                           Three months ended
                                                                March 31
      (dollars in thousands, except                    ------------------------
       per share amounts)                                 2003           2002
      -------------------------------------------------------------------------
      Net earnings:
          As reported                                  $  13,706       $ 12,122
          Deduct:  Total stock based employee
            compensation expense determined under
            fair value based method, net of tax             (439)          (409)
                                                       ---------       --------
          Pro forma                                    $  13,267       $ 11,713
                                                       =========       ========
      Earnings per share:
          As reported:
             Basic                                         $0.47          $0.51
             Diluted                                        0.46           0.50
          Pro forma:
             Basic                                         $0.46          $0.49
             Diluted                                        0.45           0.48

12.   Operations by Segment

                                                           Three months ended
                                                                March 31
                                                       ------------------------
      (dollars in thousands)                              2003          2002
      -------------------------------------------------------------------------
      Net Sales
          Electrical Products                          $ 213,091     $ 196,234
          Water Systems                                  174,821       175,693
                                                       ---------     ---------
                                                       $ 387,912     $ 371,927
                                                       =========     =========

      Earnings before interest and taxes
          Electrical Products                          $  17,689     $  15,162
          Water Systems                                   12,011        13,578
                                                       ---------     ---------
                                                          29,700        28,740

      Corporate expenses                                  (5,866)       (5,913)
      Interest expense                                    (2,908)       (4,177)
                                                       ---------     ---------
      Earnings before income taxes                        20,926        18,650

      Provision for income taxes                          (7,220)       (6,528)
                                                       ---------     ---------
      Net Earnings                                     $  13,706     $  12,122
                                                       =========     =========

      Intersegment sales, which are immaterial, have been excluded from segment revenues.

PART I  -  FINANCIAL INFORMATION
ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FIRST THREE MONTHS OF 2003 COMPARED TO 2002

Net sales in the first quarter of 2003 were $387.9 million, an increase of $16.0 million or 4.3 percent over sales of $371.9 million in the first quarter of 2002. The increase in year-over-year first quarter sales occurred in our Electrical Products segment and was attributable to our acquisitions of Athens Products (Athens) and Jiangsu Changheng Group Co. Ltd. (Changheng) in the last half of 2002 as well as a modest increase in the base motors business.

Our gross profit margin declined slightly from 20.7 percent in the first quarter of 2002 to 20.2 percent in this year's first quarter. The decrease in margin was due to increased steel prices and cost escalation associated with employee benefits such as pension and health insurance.

Selling, general and administrative expense for the first quarter of 2003 was $54.0 million, slightly higher than the $53.2 million in the first quarter of 2002. The slight increase was due to the aforementioned increase in benefit costs partially offset by cost reduction activities within our operating units.

Interest expense in the first quarter of 2003 declined to $2.9 million from $4.2 million in the first quarter of 2002. The lower interest expense was due to a significant reduction in debt levels resulting from our May 10, 2002 stock offering as well as lower interest rates.

We have significant pension benefit costs and credits that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates, in making these assumptions. Our assumption for the expected rate of return on pension plan assets is 9.0 percent in 2003 compared with 9.75 percent in 2002. Pension income in the first quarter of 2003 was $2.5 million or $2.0 million less than the first quarter of 2002. Our pension income is reflected as reductions to cost of products sold and selling, general, and administrative expense.

Other expenses decreased from $0.9 million in the first quarter of 2002 to $0.3 million in the first quarter of 2003 due mostly to a non-recurring gain on the sale of securities.

Our effective tax rate declined from 35.0 percent in the first quarter of 2002 to 34.5 percent in the first quarter of 2003 due to the ongoing process of optimizing the tax structure of our international operations.

Net earnings in the first quarter of 2003 were $13.7 million, representing a 13 percent improvement compared with the $12.1 million of net earnings in last year's first quarter. The increase in net earnings was primarily attributable to improved operating performance in our Electrical Products segment as well as lower interest expense. While net earnings improved 13 percent, our 2003 first quarter earnings per diluted share of $0.46 was less than last year's per share earnings of $0.50 due to the impact of the 4.8 million shares of stock issued in May 2002.

Electrical Products
First quarter net sales for our Electrical Products segment were $213.1 million or $16.9 million higher than sales of $196.2 million in the same period last year. The sales increase was the result of our July 2002 acquisition of Athens Products, higher sales in the pump and after-market businesses, as well as additional sales from our recently acquired Chinese motor operations. Sales to the heating, ventilating, and air conditioning market were comparable to the same quarter last year.

Operating earnings for our Electrical Products segment in the first quarter of 2003 were $17.7 million or 16.7 percent higher than the $15.2 million of operating earnings in the first quarter of 2002. Higher volumes and the favorable impact of continuing cost reduction and product repositioning initiatives were responsible for the earnings increase. As part of the repositioning activities, we closed the Monticello assembly facility during the quarter and transferred the production to our operations in Mexico.

Water Systems
First quarter net sales for our Water Systems segment were $174.8 million, compared to sales of $175.7 million in the same period last year. Lower unit sales were offset by a price increase that took effect in the middle of the quarter.

Operating earnings for our Water Systems segment in the first quarter of 2003 declined to $12.0 million from $13.6 million in the first quarter of 2002. The earnings decline was caused by higher steel costs.

On July 1, 2003, new regulatory standards go into effect that impact gas-fired residential water heaters, and Water Systems remains on schedule with plans to introduce new products that comply with these standards. The new regulations mandate that gas residential water heaters resist accidentally igniting flammable vapors that may be caused by spilled gasoline or other flammable materials ill-advisedly taken into the home. The standards will be phased in over a two-year period, beginning with 30, 40, and 50-gallon products this year.

Outlook
Our customers remain very cautious due to weakening consumer demand and the general uncertainty in the U.S. economy. In spite of these concerns, we remain comfortable with our forecast of 2003 earnings in the range of $2.05 and $2.25 per share.

As we have stated before, lower pension income and cost increases in areas such as medical benefits, liability insurance, and steel will impact us during the full year, while the benefits of repositioning at Electrical Products, the integration of State Industries, and the introduction of new water heater products are weighted to the last half of the year.

Consequently, we expect year-over-year comparisons to improve in the last half of the year. For the second quarter of 2003, we estimate net income will be modestly better than last year, with earnings per share in a range of $.64 to $.68 per share.

Liquidity & Capital Resources
Our working capital was $257.5 million at March 31, 2003, $30.9 million higher than at December 31, 2002. Sales related increases in accounts receivable of $30.6 million and inventory of $17.3 million were partially offset by increases in accounts payable of $19.4 million. Cash used by our operations during the first quarter of 2003 was $10.7 million compared with $22.9 million provided by our operations during the same period in 2002. Essentially all of the difference is due to the investment in working capital, as described above, during the first quarter of 2003 compared with a small reduction in working capital during the first quarter of 2002, resulting from the receipt of a $12.4 million tax refund.

Our capital expenditures during the first quarter of 2003 totaled $5.4 million, which was less than the $7.1 million spent in the first quarter of 2002, due to lower spending by our Electrical Products segment. We are projecting 2003 capital expenditures to approximate the $42.5 million spent in 2002. We expect that cash flow during 2003 will adequately cover planned capital expenditures. We believe that our present facilities and planned capital expenditures are sufficient to provide adequate capacity for our operations in 2003.

Our total debt increased by $14.4 million from $250.7 million at December 31, 2002 to $265.1 million at March 31, 2003. Our leverage as measured by the ratio of total debt to total capitalization was 34%, up slightly from the 33% at the end of 2002. We did not enter into any significant operating leases during the first quarter of 2003. At March 31, 2003, our company had available borrowing capacity of $205.6 million under our credit facilities. We believe that the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

In connection with recent acquisitions, we have recorded aggregate purchase liabilities of $26.5 million for employee severance and relocation as well as certain facility exit costs. As of March 31, 2003, we incurred and charged $17.5 million against these liabilities. We expect the majority of the activities to be completed by December 31, 2003.

On April 8, 2003, our board of directors declared a regular quarterly dividend of $.14 per share on our Common stock and Class A common stock, which is payable on May 15, 2003 to stockholders of record on April 30, 2003.

Critical Accounting Policies
Our accounting policies are described in Note 1 of Notes to Consolidated Financial Statements as disclosed in the Form 10-K for the fiscal year ended December 31, 2002. Also as disclosed in Note 1, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the evaluation of the impairment of goodwill, as well as the recoverability of receivables resulting from the payment of claims associated with the dip tube class action lawsuit (see Note 14 of notes to consolidated financial statements in the Form 10-K for the fiscal year ended December 31,
2002). There are also significant estimates used in the determination of liabilities related to warranty activity, litigation, product liability, environmental matters and pensions and other post-retirement benefits. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience and trends, and in some cases, actuarial techniques. We constantly reevaluate these significant factors and adjustments are made when facts and circumstances dictate.

Recent Accounting Pronouncements
The Financial Accounting Standards Board (FASB) has issued SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 143, which was adopted on January 1, 2003, did not have a material impact on our consolidated financial statements since its adoption. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Adoption of this statement did not have a material impact on our consolidated financial statements. Effective December 31, 2002, we began making the disclosures required under SFAS No. 148.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

As is more fully described in our annual report on Form 10-K for the year ended December 31, 2002, we are exposed to various types of market risks, primarily currency and certain commodities. We monitor our risks in these areas on a continuous basis and generally enter into forward and futures contracts to minimize these exposures for periods of less than one year. Our company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
The chief executive officer and chief financial officer have evaluated the effectiveness of the company's disclosure controls and procedures within the 90-day period prior to the filing of this report and have concluded that these disclosure controls and procedures were adequate and effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls
There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

Forward Looking Statements
This document contains statements that we believe are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "continue," "expectation", or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include the following: instability in the company's electric motor and water products markets; inability to generate the synergistic cost savings from the acquisition of State Industries; the inability to implement cost-reduction programs; adverse changes in general economic conditions; significant increases in raw material prices; a failure to comply with new flammable vapor ignition prevention standards in the residential gas water heater industry; competitive pressures on the company's businesses; and the potential that assumptions on which the company based its expectations are inaccurate or will prove to be incorrect.

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

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters previously reported in Part 1, Item 3 and Note 14 of the Notes to Consolidated Financial Statements in the company's Form 10-K Report for the year ended December 31, 2002.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.


                                              A. O. SMITH CORPORATION




May 1, 2003                                   /s/John J. Kita
                                              ----------------------------
                                              John J. Kita
                                              Vice President,
                                              Treasurer and Controller




May 1, 2003                                   /s/Kenneth W. Krueger
                                              ----------------------------
                                              Kenneth W. Krueger
                                              Senior Vice President
                                              and Chief Financial Officer

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


Date: May 1, 2003


/s/ Robert J. O'Toole
--------------------------------------
Robert J. O'Toole
Chairman, President, and Chief Executive Officer

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


Date: May 1, 2003


/s/ Kenneth W. Krueger
-------------------------------------------
Kenneth W. Krueger
Senior Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit
Number      Description
-------     -----------

  99 Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.