Form 10-Q
period 2003-06-30
SMITH A O CORP
filed 2003-07-31
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934
     For the quarterly period ended June 30, 2003.

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

Class A Common Stock Outstanding as of June 30, 2003 -- 8,533,888 shares

Common Stock Outstanding as of June 30, 2003 -- 20,602,373 shares

                              Exhibit Index Page 23

                                      Index

                             A. O. Smith Corporation


Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Statements of Earnings -
          Three and six months ended June 30, 2003 and 2002                    3

          Condensed Consolidated Balance Sheets -
          June 30, 2003 and December 31, 2002                                  4

          Condensed Consolidated Statements of Cash Flows -
          Six months ended June 30, 2003 and 2002                              5

          Notes to Condensed Consolidated Financial
          Statements - June 30, 2003                                        6-10

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              11-14

Item 3.   Quantitative and Qualitative Disclosure of Market Risk              15

Item 4.   Controls and Procedures                                             15

Part II.   Other Information

Item 1.   Legal Proceedings                                                   16

Item 4.   Submission of Matters to a Vote of Security Holders                 16

Item 5.   Other Information                                                   17

Item 6.   Exhibits and Reports on Form 8-K                                    17

Signatures                                                                    18

Certification of Periodic Report                                           19-22

Index to Exhibits                                                             23

Exhibit 99                                                                    24

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                             A.O. SMITH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                Three and Six Months ended June 30, 2003 and 2002
                (dollars in millions, except for per share data)
                                   (unaudited)


                                    Three Months Ended        Six Months Ended
                                         June 30                  June 30
                                  ---------------------     --------------------
                                     2003        2002          2003       2002
                                  ---------   ---------     ---------  ---------

Electrical Products               $   227.6   $   219.2     $   440.7  $   415.4
Water Systems                         190.0       167.1         364.8      342.8
                                  ---------   ---------     ---------  ---------
     Net Sales                        417.6       386.3         805.5      758.2
Cost of products sold                 333.8       304.9         643.5      599.9
                                  ---------   ---------     ---------  ---------
     Gross profit                      83.8        81.4         162.0      158.3
Selling, general and
 administrative expenses               51.7        50.2         105.7      103.4
Interest expense                        3.0         3.7           5.9        7.9
Other (income) expense - net           (0.1)       (0.2)          0.3        0.7
                                  ---------   ---------     ---------  ---------
                                       29.2        27.7          50.1       46.3
Provision for income taxes              9.4         9.7          16.6       16.2
                                  ---------   ---------     ---------  ---------

     Net Earnings                 $    19.8   $    18.0     $    33.5  $    30.1
                                  =========   =========     =========  =========


Earnings per Common Share
   Basic                          $    0.68   $    0.68     $    1.16  $    1.20
                                  =========   =========     =========  =========
   Diluted                        $    0.67   $    0.66     $    1.13  $    1.17
                                  =========   =========     =========  =========


Dividends per Common Share        $    0.14   $    0.13     $    0.28  $    0.26
                                  =========   =========     =========  =========


See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             A.O. SMITH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2003 and December 31, 2002
                    (dollars in millions, except share data)

                                                    (unaudited)    December 31,
                                                   June 30, 2003       2002
                                                   -------------   ------------
Assets
   Current Assets
   Cash and cash equivalents                         $    34.8      $    32.8
   Receivables                                           272.5          215.5
   Inventories                                           233.2          200.4
   Deferred income taxes                                  21.3           26.7
   Other current assets                                   20.4           12.9
                                                     ---------      ---------
   Total Current Assets                                  582.2          488.3

   Property, plant and equipment                         702.4          686.2
   Less accumulated depreciation                         350.1          323.5
                                                     ---------      ---------
   Net property, plant and equipment                     352.3          362.7
   Goodwill                                              302.4          302.4
   Other intangibles                                       6.6            6.8
   Other assets                                           66.6           64.7
                                                     ---------      ---------
   Total Assets                                      $ 1,310.1      $ 1,224.9
                                                     =========      =========

Liabilities
   Current Liabilities
   Trade payables                                    $   162.7      $   131.4
   Accrued payroll and benefits                           38.4           38.7
   Accrued liabilities                                    49.9           58.6
   Product warranty                                       19.1           19.5
   Income taxes                                            2.8            1.8
   Long-term debt due within one year                     10.9           11.7
                                                     ---------      ---------
   Total Current Liabilities                             283.8          261.7

   Long-term debt                                        269.2          239.1
   Pension liability                                      84.9           90.8
   Other liabilities                                     110.3          114.7
   Deferred income taxes                                  14.5            7.5
                                                     ---------      ---------

   Total Liabilities                                     762.7          713.8

Stockholders' Equity
   Class A common stock, $5 par value: authorized
    14,000,000 shares; issued 8,566,483                   42.8           43.0
   Common stock, $1 par value: authorized
    60,000,000 shares; issued  23,982,879                 24.0           24.0
   Capital in excess of par value                         73.6           73.5
   Retained earnings                                     613.9          588.5
   Accumulated other comprehensive loss                 (113.1)        (121.9)
   Treasury stock at cost                                (93.8)         (96.0)
                                                     ---------      ---------

   Total Stockholders' Equity                            547.4          511.1
                                                     ---------      ---------
Total Liabilities and Stockholders' Equity           $ 1,310.1      $ 1,224.9
                                                     =========      =========

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                 A.O. SMITH CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS Six
                           Months Ended June 30, 2003 and 2002
                                  (dollars in millions)
                                       (unaudited)

                                                                   Six Months Ended
                                                                        June 30
                                                               -------------------------
                                                                  2003           2002
                                                               ----------     ----------
Operating Activities
Continuing
   Net earnings                                                $    33.5      $    30.1
   Adjustments to reconcile net earnings to net
    cash (used in) provided by operating activities:
      Depreciation                                                  24.8           24.4
      Amortization                                                   1.0            0.7
      Net change in current assets and liabilities                 (62.4)          (2.3)
      Net change in other noncurrent assets and liabilities         (1.7)          (3.6)
      Other                                                         (1.3)           0.9
                                                               ----------     ----------

Cash (Used in) Provided by Operating Activities                     (6.1)          50.2

Investing Activities
   Capital expenditures                                            (14.8)         (16.4)
   Acquisition of business                                            --           (2.2)
                                                               ----------     ----------

Cash Used in Investing Activities                                  (14.8)         (18.6)

Financing Activities
   Debt incurred                                                    32.2             --
   Long-term debt retired                                           (2.9)        (152.4)
   Net proceeds from common stock offering                            --          127.5
   Other stock transactions                                          1.5            0.8
   Dividends paid                                                   (8.1)          (6.2)
                                                               ----------     ----------

Cash Provided by (Used in) Financing Activities                     22.7          (30.3)

Cash Provided by Discontinued Operations                             0.2            4.3
                                                               ----------     ----------

   Net increase in cash and cash equivalents                         2.0            5.6
   Cash and cash equivalents-beginning of period                    32.8           20.8
                                                               ----------     ----------

Cash and Cash Equivalents - End of Period                      $    34.8      $    26.4
                                                               ==========     ==========

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             A. O. SMITH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (unaudited)

1.   Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company's latest Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the 2003 presentation.

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

     In late 2002, the company acquired the motor manufacturing assets of Jiangsu Changheng Group Co. Ltd. (Changheng) for a total of $15.3 million including future payments of $3.8 million. The purchase price was allocated to the assets acquired and liabilities assumed based upon current estimates of their respective fair values at the date of acquisition.

     In connection with the Athens acquisition and other acquisitions by the company, aggregate additional purchase liabilities of $26.5 million were recorded at the respective acquisition dates for employee severance and relocation, as well as certain facility exit costs. As of June 30, 2003, costs incurred and charged against these liabilities to date totaled $18.2 million.

3.   Business Improvement Programs
     In the fourth quarter of 2001, the company recorded restructuring and other charges of $9.4 million. The charges included employee separation costs of $7.7 million associated with product or component manufacturing repositioning and the realignment of certain administrative functions. The resulting reduction of workforce is approximately 150 salaried and 775 hourly employees. In addition, the company recorded facility impairment and lease charges of $1.7 million representing estimated costs of facilities to be vacated. The company spent $5.0 million through June 30, 2003 for employee severance and separation costs. At June 30, 2003, the company estimates approximately 180 employees are yet to be impacted. The realignment activities will be substantially completed prior to December 31, 2003.

4.   Inventories (dollars in millions)
                                             June 30, 2003     December 31, 2002
                                             -------------     -----------------
     Finished products                         $   150.2           $   130.7
     Work in process                                45.2                39.7
     Raw materials                                  66.1                58.3
                                               ---------           ---------
                                                   261.5               228.7
     LIFO reserve                                   28.3                28.3
                                               ---------           ---------
                                               $   233.2           $   200.4
                                               =========           =========

5.   Long-Term Debt
     The company's credit agreement and term notes contain certain conditions and provisions which restrict the company's payment of dividends. Under the most restrictive of these provisions, retained earnings of $111.6 million were unrestricted as of June 30, 2003.

     During June 2003, the company issued $50 million in senior notes with various insurance companies. The notes range in maturity between 2013 and 2016 and carry a weighted-average interest rate of slightly less than 4.5%. The proceeds of the notes were used to repay commercial paper and revolver borrowing.

6.   Product Warranty (dollars in millions)
     The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents the company's warranty liability activity for the six-months ended June 30, 2003 and 2002, respectively:

                                                  2003            2002
                                                --------        --------
     Balance at January 1                       $  70.5         $  69.6
        Expense                                    14.1            16.7
        Claims settled                            (15.3)          (14.7)
                                                -------         -------
     Balance at June 30                         $  69.3         $  71.6
                                                =======         =======

7.   Common Stock Issuance
     On May 10, 2002, the company completed the sale of 4,776,065 shares of its common stock held in treasury. The $127.5 million net proceeds from the offering were used to reduce long-term debt.

8.   Comprehensive Earnings (dollars in millions)
     The company's comprehensive earnings are comprised of net earnings, foreign currency translation adjustments, and realized and unrealized gains and losses on cash flow derivative instruments.

                                                  Three Months Ended     Six Months Ended
                                                        June 30              June 30
                                                  ------------------    ------------------
                                                    2003      2002        2003      2002
                                                  --------  --------    --------  --------
     Net Earnings                                 $  19.8   $  18.0     $  33.5   $  30.1

     Other comprehensive earnings (loss):
     Foreign currency translation adjustments         1.3       2.4         1.8       2.1
     Unrealized net gains (losses) on cash
      flow derivative instruments less
      related income tax provision (benefit):
      2003 -  $(4.0) & $(2.0); 2002 - $3.8 &
      $1.4                                            6.3      (6.0)        7.0      (1.7)
                                                  -------   -------     -------   -------
     Comprehensive Earnings                       $  27.4   $  14.4     $  42.3   $  30.5
                                                  =======   =======     =======   =======

9.   Earnings per Share of Common Stock
     The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

                                       Three Months Ended         Six Months Ended
                                            June 30                    June 30
                                    -----------------------    -----------------------
                                       2003         2002          2003         2002
                                    ----------   ----------    ----------   ----------
     Denominator for basic
      earnings per share -
      weighted-average shares       29,002,640   26,486,407    28,972,816   25,136,771
     Effect of dilutive stock
      options                          653,070      745,678       616,502      645,508
                                    ----------   ----------    ----------   ----------
     Denominator for diluted
      earnings per share            29,655,710   27,232,085    29,589,318   25,782,279
                                    ==========   ==========    ==========   ==========

10.  Stock Based Compensation
     The company has one stock-based employee compensation plan as more fully described in Note 11 of Notes to Consolidated Financial Statements of the Company's 2002 annual report on Form 10-K. SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The company has chosen to continue applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan. Accordingly, because the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

     Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the company's pro forma earnings and earnings per share would have been as follows:

                                             Three months ended     Six months ended
                                                   June 30              June 30
(dollars in millions,                        ------------------    -----------------
except per share amounts)                      2003       2002       2003      2002
-----------------------------------------    -------    -------    -------   -------
Earnings:
   As reported                               $ 19.8     $ 18.0     $ 33.5    $ 30.1
   Deduct: Total stock based employee
    compensation expense determined under
    fair value based method, net of tax        (0.4)      (0.4)      (0.9)     (0.8)
                                             ------     ------     ------    ------
   Pro forma                                 $ 19.4     $ 17.6     $ 32.6    $ 29.3
                                             ======     ======     ======    ======
Earnings per share:
   As reported:
      Basic                                  $ 0.68     $ 0.68     $ 1.16    $ 1.20
      Diluted                                  0.67       0.66       1.13      1.17
   Pro forma:
      Basic                                  $ 0.67     $ 0.66     $ 1.13    $ 1.17
      Diluted                                  0.65       0.65       1.10      1.14

11. Operations by Segment (dollars in millions)

                                             Three months ended     Six months ended
                                                   June 30              June 30
                                             ------------------    -----------------
                                               2003       2002       2003      2002
-----------------------------------------    -------    -------    -------   -------
   Net sales
      Electrical Products                    $227.6     $219.2     $440.7    $415.4
      Water Systems                           190.0      167.1      364.8     342.8
                                             ------     ------     ------    ------
                                             $417.6     $386.3     $805.5    $758.2

   Earnings before interest and taxes
      Electrical Products                    $ 18.6     $ 20.5     $ 36.2    $ 35.7
      Water Systems                            17.8       16.6       29.9      30.2
                                               36.4       37.1       66.1      65.9

   Corporate expenses                          (4.2)      (5.7)     (10.1)    (11.7)
   Interest expense                            (3.0)      (3.7)      (5.9)     (7.9)

   Earnings before income taxes                29.2       27.7       50.1      46.3

   Provision for income taxes                  (9.4)      (9.7)     (16.6)    (16.2)
   Earnings from continuing operations       $ 19.8     $ 18.0     $ 33.5    $ 30.1



     Intersegment sales, which are immaterial, have been excluded from segment revenues.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
SECOND QUARTER AND FIRST SIX MONTHS OF 2003 COMPARED TO 2002

Sales were $417.6 million in the second quarter of 2003, approximately eight percent higher than sales of $386.3 million in the second quarter of 2002. Sales for the first half of 2003 were $805.5 million or six percent higher than sales of $758.2 million in the same period last year. The increase in second quarter and first half sales was due primarily to our acquisitions of Athens Products (Athens) and Jiangsu Changheng Group Co. Ltd. in the last half of 2002 as well as higher residential gas water heater volume.

Our gross profit margin for the second quarter and first half of 2003 was 20.1 percent. Our gross profit margins for the second quarter and first half of 2002 were 21.1 percent and 20.9 percent, respectively. Much of the decline in our gross profit margins was due to increased steel prices, lower margin sales of recent acquisitions in our motor business, and unfavorable sales mix in the water heater operation.

Selling, general and administrative expenses in the second quarter and first half of 2003 were higher than the same periods in 2002 by $1.5 million and $2.3 million, respectively. The increase was due to the aforementioned acquisitions and was partially offset by cost reduction activities within our operating units and an insurance settlement of $.9 million recognized in the second quarter.

Interest expense for the second quarter and first half of 2003 was lower than the comparable periods in 2002 by $.7 million and $2.0 million, respectively, due to reduced debt levels throughout most of the first six months resulting from our May 10, 2002 stock offering and lower interest rates.

We have significant pension benefit costs and credits that are developed from actuarial valuation. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates, in making these assumptions. Our assumption for the expected rate of return on pension plan assets is 9.0 percent in 2003 compared with 9.75 percent in 2002. Pension income recognized in the second quarter and first half of 2003 was $3.4 million and $5.8 million, respectively, and compared with $4.1 million and $8.6 million in the comparable periods of 2002. Our pension income is reflected as reductions to cost of products sold and selling, general, and administrative expense.

Other expense decreased from $.7 million in the first half of 2002 to $.3 million in the first half of 2003 due mostly to a non-recurring gain on the sale of securities in the first quarter of 2003.

Our effective tax rates for the second quarter and first half of 2003 were 32.1 percent and 33.1 percent, respectively, and were both favorably impacted by release of a $.7 million reserve upon resolution of a federal tax audit in May 2003. The effective rate for the total year 2003 should approximate 34.0 percent. Our effective tax rate for the second quarter and first half of 2002 was 35.0 percent. The lower rates in 2003 were due to the aforementioned tax audit resolution and continued optimization of the tax structure of our international operations.

Net earnings for the second quarter were $19.8 million, surpassing the same quarter last year by $1.8 million. Net earnings of $33.5 million for the first half of 2003 were $3.4 million higher than net earnings of $30.1 million in the first half of 2002. The increase in earnings in both the second quarter and first half was attributable to lower interest expense, a liquidation distribution from a bankrupt insurer, and a favorable resolution of a tax credit issue. Second quarter diluted earnings per share increased from $.66 in 2002 to $.67 in 2003 overcoming most of the $.05 per share dilutive impact of the May 2002 stock offering of 4.8 million shares. On a year-to-date basis, diluted earnings per share declined to $1.13 from $1.17 in the same period last year. The dilutive impact of the May 2002 stock offering was $.13 per share in the first half of 2003.

Electrical Products
Second quarter sales for our Electrical Products segment were $227.6 million, approximately $8.4 million higher than sales of $219.2 million in the second quarter of 2002. Year-to-date sales for this segment were $440.7 million, an increase of $25.3 million from 2002 first half sales of $415.4 million. The increase in sales for the second quarter and first half was the result of our July 2002 acquisition of Athens and additional sales from our recently acquired Chinese motor operations. The additional sales from our acquisitions were partially offset by a five percent decline in sales of heating and air conditioning motors and pump motors as a result of cooler than normal weather conditions during the second quarter in the northern United States.

Operating earnings for our Electrical Products segment in the second quarter were $18.6 million or approximately nine percent lower than the $20.5 million of operating earnings in the second quarter of 2002. The decline in earnings was due mostly to the weather related decline in the base business sales. First half operating earnings in 2003 were higher than the same period in 2002 by $.5 million reflecting the favorable impact of cost reduction initiatives.

During the second quarter we closed the Athens, Tennessee plant and announced that our Ripley, Tennessee facility will cease production in July.

Water Systems
Second quarter and first half sales for our Water Systems segment both increased by approximately $22.0 million over the comparable periods in 2002. The higher sales were the result of a price increase introduced early in the year to offset increased steel costs, incremental sales of residential gas water heaters in advance of introducing the new higher cost flammable vapor ignition resistant product, and a substantial increase in sales at our Chinese operation. Sales of commercial product declined less than five percent in the second quarter when compared to the same period in 2002 due to a weak commercial construction market.

Operating earnings for our Water Systems segment were $17.8 million in the second quarter, over seven percent higher than the second quarter of 2002. While operating earnings improved, margins were adversely impacted by the unfavorable commercial and residential product mix. Operating earnings for the first half of 2003 were $29.8 million, slightly less than earnings of

$30.2 million in the same period last year. The lower first half earnings reflect the impact of increased steel costs.

We recently announced plans to consolidate the North American manufacture of residential water heaters at our Ashland City, Tennessee, and Juarez, Mexico, facilities. This initiative will involve transferring residential production from the McBee, South Carolina plant and will be complete by the first quarter of 2004. We are also consolidating most of our commercial manufacturing in the McBee plant by relocating production from Ashland City and our El Paso, Texas, boiler plant.

Outlook
The company's overall cost structure has improved significantly over the last year and a half, and our operating units will continue to aggressively manage cost as we go forward. We project per share earnings of $.42 to $.46 in the third quarter. We also are reaffirming and narrowing our guidance for full-year 2003 earnings to a range of between $2.10 and $2.25 per share.

While we don't anticipate any rebound in our served markets in 2003, the impact of operating improvements and new products will materialize and accelerate during the second half of the year. These improvements include the continued success of the motor repositioning programs and the ongoing integration of the State Industries acquisition. In addition to these operating improvements, the introduction of new water heater products during the second half of the year will generate additional sales and earnings. As a consequence, we expect earnings per share comparisons to improve significantly in the third and fourth quarters of this year.

Liquidity & Capital Resources
Our working capital was $298.4 million at June 30, 2003, $71.8 million higher than at December 31, 2002. The majority of the increase resulted from increases in accounts receivable of $57.0 million due to higher sales and higher inventory levels of $32.8 million partially related to product repositioning. These increases were partially offset by increases in accounts payable of $31.3 million. Cash used in operating activities during the first half of 2003 was $6.1 million compared with $50.2 million of cash provided by operating activities during the same period in 2002. Essentially all of the difference is due to the higher investment in working capital, as described above, during the first half of 2003 compared with the first half of 2002, and the receipt of a $12.4 million tax refund in the first half of 2002. We project cash provided by operating activities of $80 to $90 million for the full year due to improved working capital levels and second half earnings.

Our capital expenditures during the first half of 2003 totaled $14.8 million, which was slightly less than the capital spending during the same period last year. However, for the full year, we are projecting 2003 capital expenditures of approximately $45 million, slightly more than the $42.5 million spent during the full year last year. We expect that cash flow during 2003 will adequately cover planned capital expenditures. We believe that our present facilities and planned capital expenditures are sufficient to provide adequate capacity for our operations in 2003.

Our total debt increased by $29.3 million from $250.8 million at December 31, 2002 to $280.1 million at June 30, 2003. Our leverage as measured by the ratio of total debt to total capitalization was 34%, up slightly from the 33% at the end of 2002. We did not enter into any significant operating leases during the first six months of 2003.

To take advantage of historically low long-term borrowing rates, during June our company issued $50 million in senior notes with various insurance companies. The notes range in maturity between 2013 and 2016 and carry a weighted-average interest rate of slightly less than 4.50%. The proceeds of the notes were used to repay commercial paper and revolver borrowing.

At June 30, 2003, our company had available borrowing capacity of $239.8 million under our credit facilities. As a result of the new term notes in our capital structure (described above), we have chosen not to renew our $82.5 million 364 day credit facility that expires on July 25, 2003. We believe that the remaining combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

In connection with acquisitions, we have recorded aggregate purchase liabilities of $26.5 million at the respective acquisition dates for employee severance and relocation as well as certain facility exit costs. As of June 30, 2003, we incurred and charged $18.2 million against these liabilities. We expect the majority of the activities to be completed by December 31, 2003.

On July 8, 2003, our board of directors increased the quarterly dividend from $.14 per share to $.15 per share on our Common stock and Class A common stock, which is payable on August 15, 2003 to stockholders of record on July 31, 2003.

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

Recent Accounting Pronouncements
The Financial Accounting Standards Board (FASB) has issued SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", and FASB Interpretation Number ("FIN") 46, "Consolidation of Variable Interest Entities." SFAS No. 143, which was adopted on January 1, 2003, did not have a material impact on our consolidated financial statements since its adoption. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Adoption of this statement did not have a material impact on our consolidated financial statements. Effective December 31, 2002, we began making the disclosures required under SFAS No. 148. To date, FIN 46 has not had a material impact on our consolidated financial statements nor is FIN 46 expected to have a material impact on our consolidated financial statements in the future.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 5, 2003, the company mailed a proxy statement to its stockholders relating to the annual meeting of stockholders on April 7, 2003. The annual meeting included the election of directors and the ratification of Ernst & Young LLP as the independent auditors of the company for 2003.

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

1.   Election of Directors

Class A Common Stock Directors           Votes For             Votes Withheld

Ronald D. Brown                          8,473,419                  1,672
Robert J. O'Toole                        8,473,239                  1,852
Bruce M. Smith                           8,473,345                  1,746
Mark D. Smith                            8,473,645                  1,446

Common Stock Directors                   Votes For             Votes Withheld

William F. Buehler                      17,661,889                 938,179
Kathleen J. Hempel                      17,087,047               1,513,021


2.   Ratification of Ernst & Young LLP as Independent Auditors Broker

COMBINED CLASS VOTE:               Votes For     Votes Against     Abstentions

Class A Common Stock and
Common Stock (1/10th vote)        10,180,645        153,754            699

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

On April 16, 2003 the Company filed a Current Report on Form 8-K, reporting under Items 7 and 9, announcing the Company's results for the quarter ended March 31, 2003 and its earnings outlook for 2003.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.


                                           A. O. SMITH CORPORATION




July 31, 2003                              /s/John J. Kita
                                           -----------------------------
                                           John J. Kita
                                           Vice President,
                                           Treasurer and Controller




July 31, 2003                              /s/Kenneth W. Krueger
                                           -----------------------------
                                           Kenneth W. Krueger
                                           Senior Vice President
                                           and Chief Financial Officer

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


Date: July 31, 2003


/s/ Robert J. O'Toole
------------------------------------------------
Robert J. O'Toole
Chairman, President, and Chief Executive Officer

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


Date: July 31, 2003


/s/ Kenneth W. Krueger
------------------------------------------------
Kenneth W. Krueger
Senior Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number      Description
-------     -----------

99 Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.