Form 10-Q
period 2003-09-30
SMITH A O CORP
filed 2003-10-30
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003.

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


Class A Common Stock Outstanding as of September 30, 2003 -- 8,514,204 shares

Common Stock Outstanding as of September 30, 2003 -- 20,682,709 shares

                              Exhibit Index Page 18

                                      Index


                             A. O. Smith Corporation




Part I. Financial Information

Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Statements of Earnings
     - Three and nine months ended September 30, 2003 and 2002                 3

     Condensed Consolidated Balance Sheets
     - September 30, 2003 and December 31, 2002                                4

     Condensed Consolidated Statements of Cash Flows
     - Nine months ended September 30, 2003 and 2002                           5

     Notes to Condensed Consolidated Financial Statements
     - September 30, 2003                                                   6-10

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                  11-14

Item 3. Quantitative and Qualitative Disclosure of Market Risk                15

Item 4. Controls and Procedures                                               15

Part II. Other Information

Item 1. Legal Proceedings                                                     16

Item 4. Submission of Matters to a Vote of Security Holders                   16

Item 5. Other Information                                                     16

Item 6. Exhibits and Reports on Form 8-K                                      16

Signatures                                                                    17

Index to Exhibits                                                             18
     Exhibit 31.1                                                          19-20
     Exhibit 31.2                                                          21-22
     Exhibit 32                                                               23

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1 - FINANCIAL STATEMENTS
----------------------------

                             A.O. SMITH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
             Three and Nine Months ended September 30, 2003 and 2002
                (dollars in millions, except for per share data)
                                   (unaudited)

                                                                  Three Months Ended                 Nine Months Ended
                                                                     September 30                       September 30
                                                                  ------------------               --------------------
                                                                  2003          2002               2003            2002
                                                                  ----          ----               ----            ----
Electrical Products                                          $      201.2  $      197.5      $      641.9     $      612.9
Water Systems                                                       155.2         154.9             520.0            497.7
                                                             ------------  ------------      ------------     ------------
     Net sales                                                      356.4         352.4           1,161.9          1,110.6
Cost of products sold                                               294.9         286.1             938.4            885.9
                                                             ------------  ------------      ------------     ------------
     Gross profit                                                    61.5          66.3             223.5            224.7
Selling, general and administrative expenses                         48.8          48.3             154.5            151.7
Interest expense                                                      3.1           3.2               9.0             11.1
Other (income) expense - net                                          0.3          (0.1)              0.6              0.6
                                                             ------------  ------------      ------------     ------------
                                                                      9.3          14.9              59.4             61.3
Provision for income taxes                                            3.3           4.9              19.8             21.2
                                                             ------------  ------------      ------------     ------------

     Net Earnings                                            $        6.0  $       10.0      $       39.6     $       40.1
                                                             ============  ============      ============     ============

Earnings per Common Share
     Basic                                                         $0.21         $0.35             $1.36            $1.52
                                                                   ======        ======            ======           ======
     Diluted                                                       $0.20         $0.34             $1.33            $1.49
                                                                   ======        ======            ======           ======


Dividends per Common Share                                         $0.15         $0.14             $0.43            $0.40
                                                                   ======        ======            ======           ======


See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                             A.O. SMITH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 2003 and December 31, 2002
                    (dollars in millions, except share data)
                                   (unaudited)

                                                                           September 30, 2003      December 31, 2002
                                                                           ------------------      -----------------
Assets
     Current Assets
     Cash and cash equivalents                                       $           35.4            $           32.8
     Receivables                                                                225.7                       215.5
     Inventories                                                                248.7                       200.4
     Deferred income taxes                                                       21.9                        26.7
     Other current assets                                                        14.0                        12.9
                                                                     ----------------            ----------------
     Total Current Assets                                                       545.7                       488.3

     Property, plant and equipment                                              713.6                       686.2
     Less accumulated depreciation                                              361.4                       323.5
                                                                     ----------------            ----------------
     Net property, plant and equipment                                          352.2                       362.7
     Goodwill                                                                   302.4                       302.4
     Other assets                                                                73.8                        71.5
                                                                     ----------------            ----------------
     Total Assets                                                    $        1,274.1            $        1,224.9
                                                                     ================            ================
Liabilities
     Current Liabilities
     Trade payables                                                  $          148.1            $          131.4
     Accrued payroll and benefits                                                35.3                        38.7
     Accrued liabilities                                                         45.7                        60.4
     Product warranty                                                            19.3                        19.5
     Long-term debt due within one year                                           8.6                        11.7
                                                                     ----------------            ----------------
     Total Current Liabilities                                                  257.0                       261.7

     Long-term debt                                                             259.8                       239.1
     Pension liability                                                           82.0                        90.8
     Other liabilities                                                          110.1                       114.7
     Deferred income taxes                                                       17.0                         7.5
                                                                     ----------------            ----------------
     Total Liabilities                                                          725.9                       713.8

Stockholders' Equity
     Class A common stock, $5 par value: authorized
        14,000,000 shares; issued 8,546,799 and 8,595,435                        42.7                        43.0
     Common stock, $1 par value: authorized 60,000,000
        shares; issued  24,002,563 and 23,953,927                                24.0                        24.0
     Capital in excess of par value                                              73.7                        73.5
     Retained earnings                                                          615.5                       588.5
     Accumulated other comprehensive loss                                      (115.4)                     (121.9)
     Treasury stock at cost                                                     (92.3)                      (96.0)
                                                                     ----------------            ----------------
     Total Stockholders' Equity                                                 548.2                       511.1
                                                                     ----------------            ----------------
Total Liabilities and Stockholders' Equity                           $        1,274.1            $        1,224.9
                                                                     ================            ================


See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                             A.O. SMITH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  Nine Months Ended September 30, 2003 and 2002
                              (dollars in millions)
                                   (unaudited)


                                                                                        Nine Months Ended
                                                                                          September 30
                                                                                  ----------------------------
                                                                                  2003                    2002
                                                                                  ----                    ----

Operating Activities
Continuing
      Net earnings                                                          $          39.6         $          40.1
      Adjustments to reconcile net earnings to net cash provided by operating activities:
            Depreciation                                                               37.1                    36.6
            Amortization                                                                1.6                     1.1
            Net change in current assets and liabilities                              (49.0)                   22.1
            Net change in other noncurrent assets and liabilities                      (2.5)                   (0.8)
            Other                                                                      (0.7)                   (0.7)
                                                                            ---------------         ---------------
Cash Provided by Operating Activities                                                  26.1                    98.4

Investing Activities
      Capital expenditures                                                            (28.1)                  (25.8)
      Acquisition of business                                                          (3.1)                  (11.8)
                                                                            ---------------         ---------------
Cash Used in Investing Activities                                                     (31.2)                  (37.6)

Financing Activities
      Long-term debt incurred                                                          50.0                       -
      Long-term debt retired                                                          (32.3)                 (174.9)
      Net proceeds from common stock offering                                             -                   127.5
      Other stock transactions                                                          2.6                     5.3
      Dividends paid                                                                  (12.5)                  (10.2)
                                                                            ---------------         ---------------
Cash Provided by (Used in) Financing Activities                                         7.8                   (52.3)

Cash (Used in) Provided by Discontinued Operations                                     (0.1)                    3.7
                                                                            ---------------         ---------------

      Net increase in cash and cash equivalents                                         2.6                    12.2
      Cash and cash equivalents-beginning of period                                    32.8                    20.7
                                                                            ---------------         ---------------
Cash and Cash Equivalents - End of Period                                   $          35.4         $          32.9
                                                                            ===============         ===============


See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                             A. O. SMITH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (unaudited)

1.   Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.
     Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company's latest Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the 2003 presentation.

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

     In late 2002, the company acquired the motor manufacturing assets of Jiangsu Changheng Group Co. Ltd. (Changheng) for a total of $15.3 million of which $3.1 million of deferred payments was paid in 2003. The purchase price was allocated to the assets acquired and liabilities assumed based upon current estimates of their respective fair values at the date of acquisition.

     In connection with the Athens acquisition and other acquisitions by the company, aggregate additional purchase liabilities of $26.5 million were recorded at the respective acquisition dates for employee severance and relocation, as well as certain facility exit costs. As of September 30, 2003, costs incurred and charged against these liabilities to date totaled $22.0 million.

3.   Business Improvement Programs
     In the fourth quarter of 2001, the company recorded restructuring and related charges of $9.4 million. The charges included employee separation costs of $7.7 million associated with product or component manufacturing repositioning and the realignment of certain administrative functions. The resulting reduction of workforce is approximately 150 salaried and 775 hourly employees. In addition, the company recorded facility impairment and lease charges of $1.7 million representing estimated costs of facilities to be vacated. The company spent $5.2 million through September 30, 2003 for employee severance and separation costs. At September 30,

     2003, the company estimates approximately 170 employees are yet to be impacted. The realignment activities will be substantially completed prior to December 31, 2003.

4.   Inventories (dollars in millions)

                                 September 30, 2003         December 31, 2002
                                 ------------------         -----------------
      Finished products                 $   162.9                  $  130.7
      Work in process                        46.1                      39.7
      Raw materials                          68.0                      58.3
                                         --------                   -------
                                            277.0                     228.7
      LIFO reserve                           28.3                      28.3
                                         --------                   -------
                                        $   248.7                  $  200.4
                                         ========                   =======


5.    Long-Term Debt
     The company's credit agreement and term notes contain certain conditions and provisions which restrict the company's payment of dividends. Under the most restrictive of these provisions, retained earnings of $109.4 million were unrestricted as of September 30, 2003.

     During June 2003, the company issued $50 million in senior notes with various insurance companies. The notes range in maturity between 2013 and 2016 and carry a weighted-average interest rate of slightly less than 4.5%. The proceeds of the notes were used to repay commercial paper and revolver borrowing.

6.   Product Warranty (dollars in millions)
     The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. The following table presents the company's warranty liability activity for the nine-months ended September 30, 2003 and 2002, respectively:

                                            2003                   2002
                                         ----------              --------
     Balance at January 1                $    70.5               $  69.6
        Expense                               21.4                  23.4
        Claims settled                       (22.6)                (20.5)
                                          --------                ------
     Balance at September 30             $    69.3               $  72.5
                                          ========                ======

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

                                                               Three Months Ended          Nine Months Ended
                                                                  September 30                September 30
                                                             ------------------------    -----------------------
                                                                 2003         2002          2003         2002
                                                             -----------   ----------    ----------   ----------
      Net Earnings                                             $ 6.0        $ 10.0          $ 39.6        $ 40.1

      Other comprehensive earnings (loss):
      Foreign currency translation adjustments                   0.1          (0.3)            1.8           1.8
      Unrealized net gains (losses) on cash flow
        derivative instruments less related income
        tax provision (benefit): 2003 -  ($1.6) &
        $2.9; 2002 - ($2.0) & ($3.1)                            (2.4)         (3.2)            4.6          (4.8)
                                                                ----         -----           -----         -----

      Comprehensive Earnings                                   $ 3.7        $  6.5          $ 46.0        $ 37.1
                                                                ====         =====           =====         =====

9.   Earnings per Share of Common Stock
     The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

                                                           Three Months Ended                Nine Months Ended
                                                            September 30                     September 30
                                                 --------------------------------   ------------------------------
                                                       2003            2002              2003            2002
                                                 --------------------------------   --------------  --------------
     Denominator for basic earnings
          per share
       - weighted-average shares                    29,074,083        28,752,219       29,007,013       26,355,164

     Effect of dilutive stock options                  706,028           698,739          646,286          663,251
                                                  ------------      ------------     ------------      -----------

     Denominator for diluted earnings
       per share                                    29,780,111        29,450,958       29,653,299       27,018,415
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

     Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the company's pro forma earnings and earnings per share would have been as follows:

                                                                  Three months ended               Nine months ended
                                                                     September 30                    September 30
                                                              ----------------------------    ----------------------------
(dollars in millions, except per share amounts)                   2003           2002             2003          2002
------------------------------------------------------------- -------------- -------------    ------------- --------------
Earnings:
     As reported                                                 $  6.0        $  10.0            $ 39.6        $ 40.1
     Deduct:  Total stock based employee compensation
        expense determined under fair value based method,
        net of tax                                                 (0.4)          (0.4)             (1.2)         (1.3)
                                                                  -----         ------             -----         -----
     Pro forma                                                   $  5.6        $   9.6            $ 38.4        $ 38.8
                                                                  =====         ======             =====         =====
Earnings per share:
     As reported:
        Basic                                                     $0.21         $ 0.35            $ 1.36         $1.52
        Diluted                                                    0.20           0.34              1.33          1.49
     Pro forma:
        Basic                                                     $0.19         $ 0.33            $ 1.32         $1.48
        Diluted                                                    0.19           0.33              1.29          1.44

11.  Operations by Segment (dollars in millions)

                                                            Three Months Ended                 Nine Months Ended
                                                             September 30                      September  30
                                                    -----------------------------      ----------------------------
                                                         2003            2002              2003             2002
                                                    -------------    ------------      ------------     -----------
      Net sales
         Electrical Products                         $   201.2        $  197.5        $     641.9       $   612.9
         Water Systems                                   155.2           154.9              520.0           497.7
                                                      --------         -------         ----------        --------
                                                     $   356.4        $  352.4        $   1,161.9       $ 1,110.6
                                                      ========         =======         ==========        ========

      Operating earnings
         Electrical Products                         $     9.6        $   10.3        $      45.9       $    46.0
         Water Systems                                     7.9            13.4               37.7            43.6
                                                      --------         -------         ----------        --------
                                                          17.5            23.7               83.6            89.6
         Corporate expenses                               (5.1)           (5.6)             (15.2)          (17.2)
                                                      ---------        --------        -----------       ---------
      Earnings before interest and taxes                  12.4            18.1               68.4            72.4
         Interest expense                                 (3.1)           (3.2)              (9.0)          (11.1)
                                                      --------         -------         ----------        --------
      Earnings before income taxes                         9.3            14.9               59.4            61.3
         Provision for income taxes                       (3.3)           (4.9)             (19.8)          (21.2)
                                                      --------         -------         ----------        --------
      Net earnings                                   $     6.0        $   10.0        $      39.6       $    40.1
                                                      ========         =======         ==========        ========



     Intersegment sales, which are immaterial, have been excluded from segment revenues.

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS
---------------------
THIRD QUARTER AND FIRST NINE MONTHS OF 2003 COMPARED TO 2002
------------------------------------------------------------

Sales were $356.4 million in the third quarter of 2003, $4.0 million higher than sales of $352.4 million in last year's third quarter. Sales for the first nine months of the year were $1.16 billion, 4.6 percent higher than sales of $1.11 billion in the same period last year. Higher sales from our 2002 acquisition of Jiangsu Changheng Group Co. Ltd. (Changheng) in our Electrical Products business accounted for the higher sales in the quarter. The increase in year-to-date sales was due primarily to our acquisitions of Athens Products and Jiangsu Changheng Group Co. Ltd. in our Electrical Products business, and higher water heater prices related to higher steel costs, and increased sales at our Chinese water heater operation.

Our gross profit margin for the third quarter of 2003 declined to 17.3 percent from 18.8 percent in the third quarter of 2002. Our year-to-date gross margin in 2003 was 19.2 percent compared with 20.2 percent in the same period in 2002. For the quarter and year to date, most of the decline in gross profit margin resulted from higher freight and manufacturing costs related to the introduction of the flammable vapor ignition resistant water heater product.

Selling, general and administrative expenses in the third quarter and first nine months of 2003 were higher than the same periods in 2002 by $.5 million and $2.8 million, respectively. The acquisitions made in 2002 contributed to the increase in the quarterly and year-to-date selling, general and administrative expense.

Despite higher debt levels, interest expense in the third quarter of 2003 was slightly lower than in the same period in 2002 due to lower interest rates. Interest expense for the first nine months of 2003 was $2.1 million lower than the comparable period in 2002 due to lower average debt levels resulting from our May 10, 2002 stock offering, and lower interest rates.

We have significant pension benefit costs and credits that are developed from actuarial valuation. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates, in making these assumptions. Our assumption for the expected rate of return on pension plan assets is 9.0 percent in 2003 compared with 9.75 percent in 2002. Pension income recognized in the third quarter and first nine months of 2003 was $2.9 million and $8.7 million, respectively, and compared with $4.1 million and $12.7 million in the comparable periods of 2002. Our pension income is reflected as reductions to cost of products sold and selling, general, and administrative expense.

Our year-to-date effective tax rate was 33.4 percent compared with 34.5 percent for the first nine months of 2002. The year-to-date effective rate in 2003 was favorably impacted by release of a $.7 million reserve upon resolution of a federal tax audit in May 2003. The effective rate for the total year 2003 should approximate 34.0 percent.

Net earnings for the third quarter of 2003 were $6.0 million or $.20 per share. Net earnings for the third quarter of 2002 were $10.0 million or $.34 per share. The third quarter decline in earnings was primarily due to costs associated with disruptions encountered with the launch of new flammable vapor ignition resistant product in our Water Systems business. For the first nine months of the year, our net earnings were $39.6 million, slightly lower than net earnings of $40.1 million in the same period of 2002. Despite a modest decline in year-to-date net earnings from 2002 to 2003, diluted earnings per share declined eleven percent, from $1.49 in 2002 to $1.33 in 2003. The majority of the earnings per share decline was due to the dilutive impact of the May 2002 stock offering.

Electrical Products
Third quarter sales for our Electrical Products segment were $201.2 million, or $3.7 million higher than sales of $197.5 million in the third quarter of 2002. The increase in sales for the third quarter was attributable to our China acquisition at the end of 2002. Higher sales of air conditioning motors and motors sold through the distribution channel offset lower sales of motors for pumps, subfractional and general industry applications. Year-to-date sales for this segment were $641.9 million, an increase of $29.0 million from 2002 nine month sales of $612.9 million. The year over year increase was due to our July 2002 acquisition of Athens Products, and the December 2002 Changheng acquisition.

Operating earnings for our Electrical Products segment in the third quarter declined to $9.6 million from $10.3 million in the third quarter of 2002. The decline in earnings was due primarily to a half million dollar operating loss associated with the Changheng motor acquisition. Earnings for the first nine months of 2003 were $45.9 million, similar to the same period in 2002.

During the quarter we entered into a letter of intent to acquire the assets of Taicang Special Motor Co., Ltd., near Shanghai. Taicang will serve to expand our China manufacturing capability to include hermetic motors. The transaction is expected to be completed in the fourth quarter of 2003.

Water Systems
Third quarter sales for our Water Systems segment were $155.2 million, similar to the same period last year. Higher sales in China, coupled with price increases related to steel costs and the new flammable vapor ignition resistant product offset lower unit sales of residential and commercial water heaters. Water Systems' sales for the first nine months of 2003 were $520.0 million or $22.3 million higher than the comparable period in 2002. Most of the increase was due to the price increase associated with steel costs, and a significant increase in sales at our Chinese water heater operation.

Third quarter operating earnings for our Water Systems segment were $7.9 million or $5.5 million lower than the third quarter of 2002. The lower earnings were the result of higher freight and one-time manufacturing costs associated with the launch of the flammable vapor ignition resistant product.

Outlook
As we indicated in our Sept. 24 press release and Form 8-K filed with the SEC, we expect earnings for 2003 to range between $1.75 and $1.80 per share. This reduction from our previous forecast was due to the earnings shortfall in the third quarter and efforts to reduce electric motor inventory in the fourth quarter. We expect these implementation difficulties to be behind us as we enter 2004.

Accordingly, we expect earnings per share in 2004 to be in line with our strategic plan, in a range of $2.40 to $2.60 per share.

Liquidity & Capital Resources
Our working capital was $288.7 million at September 30, 2003, $62.1 million higher than at December 31, 2002. The majority of the increase resulted from higher accounts receivable levels of $10.2 million and higher inventory levels of $48.3 million primarily related to product repositioning in our electrical products business and a new product launch in our water systems business. Cash provided by operating activities during the first nine months of 2003 was $26.1 million compared with $98.4 million provided during the same period in 2002. Essentially all of the difference is due to the higher investment in working capital, as described above, during 2003 compared with 2002, and the receipt of a $12.4 million tax refund in 2002. We project cash provided by operating activitites of $60 to $70 million for the full year.

Our capital expenditures during the first nine months of 2003 totaled $28.1 million, which was slightly higher than the capital spending during the same period last year. For the full year, we are projecting 2003 capital expenditures of approximately $40 to $45 million, compared with the $42.5 million spent in 2002. We expect that cash flow during 2003 will adequately cover planned capital expenditures. We believe that our present facilities and planned capital expenditures are sufficient to provide adequate capacity for our operations in 2003.

Our total debt increased by $17.6 million from $250.8 million at December 31, 2002 to $268.4 million at September 30, 2003. Our leverage as measured by the ratio of total debt to total capitalization was 33%, unchanged from the end of 2002. We did not enter into any significant operating leases during the first nine months of 2003.

At September 30, 2003, our company had available borrowing capacity of $166.8 million under our credit facility. We believe that the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

In connection with acquisitions, we have recorded aggregate purchase liabilities of $26.5 million at the respective acquisition dates for employee severance and relocation as well as certain facility exit costs. As of September 30, 2003, we incurred and charged $22.0 million against these liabilities. We expect the majority of the activities to be completed by December 31, 2003.

On October 7, 2003, our board of directors declared a regular quarterly dividend of $.15 per share on our Common stock and Class A common stock, which is payable on November 17, 2003 to stockholders of record on October 31, 2003.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
---------------------------------------------------------------
As is more fully described in our annual report on Form 10-K for the year ended December 31, 2002, we are exposed to various types of market risks, primarily currency and certain commodities. We monitor our risks in these areas on a continuous basis and generally enter into forward and futures contracts to minimize these exposures for periods of less than one year. Our company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

ITEM 4 - CONTROLS AND PROCEDURES
--------------------------------

Evaluation of disclosure controls and procedures
The chief executive officer and chief financial officer have evaluated the effectiveness of the company's disclosure controls and procedures as of September 30, 2003 and have concluded that these disclosure controls and procedures were adequate and effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls
There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect our disclosure controls and procedures nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

Forward Looking Statements
This document contains statements that we believe are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "continue," or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this release. Factors that could cause such a variance include the following: instability in the company's electric motor and water products markets; inability to generate the synergistic cost savings from the acquisition of State Industries; the inability to implement cost-reduction programs; adverse changes in general economic conditions; significant increases in raw material prices; competitive pressures on the company's businesses; and the potential that assumptions on which the company based its expectations are inaccurate or will prove to be incorrect.

Forward-looking statements included in this document are made only as of the date of this filing, and the company is under no obligation to upgrade these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

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

None.

ITEM 5 - OTHER INFORMATION
--------------------------

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

On July 17, 2003 the Company filed a Current Report on Form 8-K, reporting under Items 7 and 9, announcing the Company's results for the second quarter ended June 30, 2003 and its earnings outlook for 2003.

On September 24, 2003 the Company filed a Current Report on Form 8-K, reporting under Items 7 and 9, revising the Company's earnings outlook for 2003.

On October 15, 2003 the Company filed a Current Report on Form 8-K, reporting under Items 7 and 9, announcing the Company's results for the third quarter ended September 30, 2003 and its earnings outlook for 2003.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.


                                         A. O. SMITH
CORPORATION




October 30, 2003                         /s/John J. Kita
                                         ----------------------------
                                         John J. Kita
                                         Vice President,
                                         Treasurer and Controller




October 30, 2003                         /s/Kenneth W. Krueger
                                         ----------------------------
                                         Kenneth W. Krueger
                                         Senior Vice President
                                         and Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------



Exhibit
Number          Description
------          -----------

31.1 Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32 Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.