Form 10-Q/A
period 2003-09-30
SMITH A O CORP
filed 2003-12-12
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _______________

Commission File Number 1-475

Delaware (State of Incorporation)	39-0619790 (IRS Employer ID Number)

P. O. Box 245008, Milwaukee, Wisconsin 53224-9508
Telephone:  (414) 359-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes   X       No  ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes   X       No  ___

Class A Common Stock Outstanding as of November 30, 2003   --   8,501,593 shares

Common Stock Outstanding as of November 30, 2003   --   20,744,420 shares

Exhibit Index Page 19

EXPLANATORY NOTE

A.     O. Smith Corporation (the “Company”) is filing this Amendment No. 1 to Form 10-Q to make certain changes to Item 1 and Item 2 originally included in our Form 10-Q as of and for the quarter ended September 30, 2003, which was originally filed with the Securities and Exchange Commission on October 30, 2003 (the “Original Filing”).

As stated in our Annual Report on Form 10-K for the year ended December 31, 2002, we have a $250 million multi-year revolving credit agreement which expires on August 2, 2004. It is our intention to put in place a new multi-year facility in the second quarter of 2004. Borrowings under the bank credit lines and in the commercial paper market are supported by the revolving credit agreement. When these borrowings are supported by a credit agreement that has a maturity greater than one year, such borrowings are classified as long term. Since at September 30, 2003, the remaining term on the facility is less than one year, $83.2 million has been reclassified in the amended balance sheet presented in Item 1 from long-term debt to short-term debt. Additionally, the wording with respect to the working capital discussion presented in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis has been updated in Item 2 as a result of the aforementioned balance sheet reclassification. This reclassification did not change the previously reported Net sales, Net earnings, Earnings per common share or cash flows for the periods included.

Except as described in the preceding paragraph, no other changes have been made to the Original Filing and other than Item 1 and Item 2, this amendment does not otherwise update information in the Original Filing. Pursuant to Rule 12b-15, currently dated certifications of the Chief Executive Officer and the Chief Financial Officer are provided.

Index

A. O. Smith Corporation

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Statements of Earnings
- Three and nine months ended September 30, 2003 and 2002	4
Condensed Consolidated Balance Sheets
- September 30, 2003 and December 31, 2002	5
Condensed Consolidated Statements of Cash Flows
- Nine months ended September 30, 2003 and 2002	6
Notes to Condensed Consolidated Financial Statements
- September 30, 2003	7-11
Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	12-15
Item 3. Quantitative and Qualitative Disclosure of Market Risk	16
Item 4. Controls and Procedures	16
Part II. Other Information
Item 1. Legal Proceedings	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 5. Other Information	17
Item 6. Exhibits and Reports on Form 8-K	17
Signatures	18
Index to Exhibits	19
Exhibit 31.1	20-21
Exhibit 31.2	22-23
Exhibit 32	24

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

A.O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
Three and Nine Months ended September 30, 2003 and 2002
(dollars in millions, except for per share data)
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Electrical Products	$201.2	$197.5	$641.9	$612.9
Water Systems	155.2	154.9	520.0	497.7

Net sales	356.4	352.4	1,161.9	1,110.6
Cost of products sold	294.9	286.1	938.4	885.9

Gross profit	61.5	66.3	223.5	224.7
Selling, general and administrative expenses	48.8	48.3	154.5	151.7
Interest expense	3.1	3.2	9.0	11.1
Other (income) expense - net	0.3	(0.1)	0.6	0.6

	9.3	14.9	59.4	61.3
Provision for income taxes	3.3	4.9	19.8	21.2

Net Earnings	$6.0	$10.0	$39.6	$40.1

Earnings per Common Share
Basic	$0.21	$0.35	$1.36	$1.52
Diluted	$0.20	$0.34	$1.33	$1.49
Dividends per Common Share	$0.15	$0.14	$0.43	$0.40

See accompanying notes to unaudited condensed consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

A.O. SMITH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2003 and December 31, 2002
(dollars in millions, except share data)

	(unaudited) September 30, 2003	December 31, 2002
Assets
Current Assets
Cash and cash equivalents	$35.4	$32.8
Receivables	225.7	215.5
Inventories	248.7	200.4
Deferred income taxes	21.9	26.7
Other current assets	14.0	12.9

Total Current Assets	545.7	488.3
Property, plant and equipment	713.6	686.2
Less accumulated depreciation	361.4	323.5

Net property, plant and equipment	352.2	362.7
Goodwill	302.4	302.4
Other assets	73.8	71.5

Total Assets	$1,274.1	$1,224.9

Liabilities
Current Liabilities
Short-term debt	$83.2	$--
Trade payables	148.1	131.4
Accrued payroll and benefits	35.3	38.7
Accrued liabilities	45.7	60.4
Product warranty	19.3	19.5
Long-term debt due within one year	8.6	11.7

Total Current Liabilities	340.2	261.7
Long-term debt	176.6	239.1
Pension liability	82.0	90.8
Other liabilities	110.1	114.7
Deferred income taxes	17.0	7.5

Total Liabilities	725.9	713.8
Stockholders' Equity
Class A common stock, $5 par value: authorized
14,000,000 shares; issued 8,546,799 and 8,595,435	42.7	43.0
Common stock, $1 par value: authorized 60,000,000
shares; issued 24,002,563 and 23,953,927	24.0	24.0
Capital in excess of par value	73.7	73.5
Retained earnings	615.5	588.5
Accumulated other comprehensive loss	(115.4)	(121.9)
Treasury stock at cost	(92.3)	(96.0)

Total Stockholders' Equity	548.2	511.1

Total Liabilities and Stockholders' Equity	$1,274.1	$1,224.9

See accompanying notes to unaudited condensed consolidated financial statements

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

ITEM 1 — FINANCIAL STATEMENTS

A.O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2003 and 2002
(dollars in millions)
(unaudited)

	Nine Months Ended September 30
	2003	2002
Operating Activities
Continuing
Net earnings	$39.6	$40.1
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	37.1	36.6
Amortization	1.6	1.1
Net change in current assets and liabilities	(49.0)	22.1
Net change in other noncurrent assets and liabilities	(2.5)	(0.8)
Other	(0.7)	(0.7)

Cash Provided by Operating Activities	26.1	98.4
Investing Activities
Capital expenditures	(28.1)	(25.8)
Acquisition of business	(3.1)	(11.8)

Cash Used in Investing Activities	(31.2)	(37.6)
Financing Activities
Short-term debt retired - net	(27.1)	--
Long-term debt incurred	50.0	--
Long-term debt retired	(5.2)	(174.9)
Net proceeds from common stock offering	--	127.5
Other stock transactions	2.6	5.3
Dividends paid	(12.5)	(10.2)

Cash Provided by (Used in) Financing Activities	7.8	(52.3)
Cash (Used in) Provided by Discontinued Operations	(0.1)	3.7

Net increase in cash and cash equivalents	2.6	12.2
Cash and cash equivalents-beginning of period	32.8	20.7

Cash and Cash Equivalents - End of Period	$35.4	$32.9

See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the 2003 presentation.

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

4.	Inventories (dollars in millions)

	September 30, 2003	December 31, 2002
Finished products	$162.9	$130.7
Work in process	46.1	39.7
Raw materials	68.0	58.3

	277.0	228.7
LIFO reserve	28.3	28.3

	$248.7	$200.4

5.	Long-Term Debt

The company’s credit agreement and term notes contain certain conditions and provisions which restrict the company’s payment of dividends. Under the most restrictive of these provisions, retained earnings of $109.4 million were unrestricted as of September 30, 2003.

During June 2003, the company issued $50 million in senior notes with various insurance companies. The notes range in maturity between 2013 and 2016 and carry a weighted-average interest rate of slightly less than 4.5%. The proceeds of the notes were used to repay commercial paper and revolver borrowing.

6.	Product Warranty (dollars in millions)

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents the company’s warranty liability activity for the nine-months ended September 30, 2003 and 2002, respectively:

	2003	2002
Balance at January 1	$70.5	$69.6
Expense	21.4	23.4
Claims settled	(22.6)	(20.5)

Balance at September 30	$69.3	$72.5

7.	Common Stock Issuance

On May 10, 2002, the company completed the sale of 4,776,065 shares of its common stock held in treasury. The $127.5 million net proceeds from the offering were used to reduce long-term debt.

8.	Comprehensive Earnings (dollars in millions)

The company’s comprehensive earnings are comprised of net earnings, foreign currency translation adjustments, and realized and unrealized gains and losses on cash flow derivative instruments.

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net Earnings	$6.0	$10.0	$39.6	$40.1
Other comprehensive earnings (loss):
Foreign currency translation adjustments	0.1	(0.3)	1.8	1.8
Unrealized net gains (losses) on cash flow
derivative instruments less related income
tax provision (benefit): 2003 - ($1.6) &
$2.9; 2002 - ($2.0) & ($3.1)	(2.4)	(3.2)	4.6	(4.8)

Comprehensive Earnings	$3.7	$6.5	$46.0	$37.1

9.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Denominator for basic
earnings per share - weighted-average shares	29,074,083	28,752,219	29,007,013	26,355,164
Effect of dilutive stock options	706,028	698,739	646,286	663,251

Denominator for diluted
earnings per share	29,780,111	29,450,958	29,653,299	27,018,415

10.	Stock Based Compensation

The company has one stock-based employee compensation plan as more fully described in Note 11 of Notes to Consolidated Financial Statements of the Company’s 2002 annual report on Form 10-K. SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The company has chosen to continue applying Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plan. Accordingly, because the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the company’s pro forma earnings and earnings per share would have been as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in millions, except per share amounts)	2003	2002	2003	2002
Earnings:
As reported	$6.0	$10.0	$39.6	$40.1
Deduct: Total stock based employee
compensation expense determined under
fair value based method, net of tax	(0.4)	(0.4)	(1.2)	(1.3)

Pro forma	$5.6	$9.6	$38.4	$38.8

Earnings per share:
As reported:
Basic	$0.21	$0.35	$1.36	$1.52
Diluted	0.20	0.34	1.33	1.49
Pro forma:
Basic	$0.19	$0.33	$1.32	$1.48
Diluted	0.19	0.33	1.29	1.44

11.	Operations by Segment (dollars in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net sales
Electrical Products	$201.2	$197.5	$641.9	$612.9
Water Systems	155.2	154.9	520.0	497.7

	$356.4	$352.4	$1,161.9	$1,110.6

Operating earnings
Electrical Products	$9.6	$10.3	$45.9	$46.0
Water Systems	7.9	13.4	37.7	43.6

	17.5	23.7	83.6	89.6
Corporate expenses	(5.1)	(5.6)	(15.2)	(17.2)

Earnings before interest and taxes	12.4	18.1	68.4	72.4
Interest expense	(3.1)	(3.2)	(9.0)	(11.1)

Earnings before income taxes	9.3	14.9	59.4	61.3
Provision for income taxes	(3.3)	(4.9)	(19.8)	(21.2)

Net earnings	$6.0	$10.0	$39.6	$40.1

Intersegment sales, which are immaterial, have been excluded from segment revenues.

PART I — FINANCIAL INFORMATION
ITEM 2 —MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THIRD QUARTER AND FIRST NINE MONTHS OF 2003 COMPARED TO 2002

Sales were $356.4 million in the third quarter of 2003, $4.0 million higher than sales of $352.4 million in last year’s third quarter. Sales for the first nine months of the year were $1.16 billion, 4.6 percent higher than sales of $1.11 billion in the same period last year. Higher sales from our 2002 acquisition of Jiangsu Changheng Group Co. Ltd. (Changheng) in our Electrical Products business accounted for the higher sales in the quarter. The increase in year-to-date sales was due primarily to our acquisitions of Athens Products and Jiangsu Changheng Group Co. Ltd. in our Electrical Products business, and higher water heater prices related to higher steel costs, and increased sales at our Chinese water heater operation.

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

Water Systems
Third quarter sales for our Water Systems segment were $155.2 million, similar to the same period last year. Higher sales in China, coupled with price increases related to steel costs and the new flammable vapor ignition resistant product offset lower unit sales of residential and commercial water heaters. Water Systems’ sales for the first nine months of 2003 were $520.0 million or $22.3 million higher than the comparable period in 2002. Most of the increase was due to the price increase associated with steel costs, and a significant increase in sales at our Chinese water heater operation.

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

Liquidity & Capital Resources
Our working capital was $205.5 million at September 30, 2003, $21.1 million lower than at December 31, 2002. The majority of the change resulted from higher accounts receivable levels of $10.2 million, higher inventory levels of $48.3 million primarily related to product repositioning in our electrical products business and a new product launch in our water systems business, offset by an increase of $83.2 million in short-term debt which represents outstanding commercial paper borrowings which had been classified as long-term debt at December 31, 2002. This reclassification is necessary as the company’s $250 million multi-year revolving credit agreement, which supports commercial paper borrowings, expires within the next twelve months. Cash provided by operating activities during the first nine months of 2003 was $26.1 million compared with $98.4 million provided during the same period in 2002. Essentially all of the difference is due to the higher investment in accounts receivable and inventory, as described above, during 2003 compared with 2002, and the receipt of a $12.4 million tax refund in 2002. We project cash provided by operating activities of $60 to $70 million for the full year.

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

Recent Accounting Pronouncements
The Financial Accounting Standards Board (FASB) has issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, and FASB Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities.” SFAS No. 143, which was adopted on January 1, 2003, did not have a material impact on our consolidated financial statements since its adoption. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Adoption of this statement did not have a material impact on our consolidated financial statements. Effective December 31, 2002, we began making the disclosures required under SFAS No. 148. To date, FIN 46 has not had a material impact on our consolidated financial statements nor is FIN 46 expected to have a material impact on our consolidated financial statements in the future.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
The chief executive officer and chief financial officer have evaluated the effectiveness of the company’s disclosure controls and procedures as of September 30, 2003 and have concluded that these disclosure controls and procedures were adequate and effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls
There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect our disclosure controls and procedures nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

Forward Looking Statements
This document contains statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,”“expect,” “intend,” “estimate,” “anticipate,”“believe,” “continue,” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this release. Factors that could cause such a variance include the following: instability in the company’s electric motor and water products markets; inability to generate the synergistic cost savings from the acquisition of State Industries; the inability to implement cost-reduction programs; adverse changes in general economic conditions; significant increases in raw material prices; competitive pressures on the company’s businesses; and the potential that assumptions on which the company based its expectations are inaccurate or will prove to be incorrect.

Forward-looking statements included in this document are made only as of the date of this filing, and the company is under no obligation to upgrade these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters previously reported in Part 1, Item 3 and Note 14 of the Notes to Consolidated Financial Statements in the company’s Form 10-K Report for the year ended December 31, 2002.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

On July 17, 2003 the Company filed a Current Report on Form 8-K, reporting under Items 7 and 9, announcing the Company’s results for the second quarter ended June 30, 2003 and its earnings outlook for 2003.

On September 24, 2003 the Company filed a Current Report on Form 8-K, reporting under Items 7 and 9, revising the Company’s earnings outlook for 2003.

On October 15, 2003 the Company filed a Current Report on Form 8-K, reporting under Items 7 and 9, announcing the Company’s results for the third quarter ended September 30, 2003 and its earnings outlook for 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION
Date: December 12, 2003	By:	/s/ John J. Kita
John J. Kita Vice President, Treasurer and Controller

Date: December 12, 2003	By:	/s/ Kenneth W. Krueger
Kenneth W. Krueger Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.