Form 10-K
period 2003-12-13
SMITH A O CORP
filed 2004-02-23
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________

Commission File Number 1-475

A. O. SMITH CORPORATION

Delaware	39-0619790
(State of Incorporation)	(IRS Employer ID Number)

P. O. Box 245008, Milwaukee, Wisconsin 53224-9508
Telephone: (414) 359-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Shares of Stock Outstanding January 31, 2004	Name of Each Exchange on Which Registered
Class A Common Stock	8,498,000	Not listed
(par value $5.00 per share)
Common Stock	20,785,713	New York Stock Exchange
(par value $1.00 per share)

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act) Yes X    No

The aggregate market value of voting stock held by non-affiliates of the registrant was $13,783,936 for Class A Common Stock and $582,283,597 for Common Stock as of January 31, 2004.

Documents Incorporated by Reference:

1.	Portions of the company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference in Part III).

PART 1

ITEM 1 — BUSINESS

We are a leading manufacturer of electric motors and water heating equipment, serving a diverse mix of residential, commercial and industrial end markets principally in the United States with a growing international presence. Our company is organized in two segments: electrical products and water systems. Our electrical products business manufactures and markets a comprehensive line of hermetic motors, fractional horsepower alternating current (AC) and direct current (DC) motors, and integral horsepower motors. Our water systems business manufactures and markets a comprehensive line of residential gas and electric water heaters, standard and specialty commercial water heating equipment, high-efficiency copper-tube boilers, and water systems tanks. In 2003, we had net sales of approximately $1.5 billion, with 54 percent attributable to our electrical products business and 46 percent attributable to our water systems business.

The following table summarizes our sales by operating segment. This segment summary and all other information presented in this section should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, which appear elsewhere in this document.

	Years Ended December 31 (dollars in millions)
	2003	2002	2001	2000	1999
Electrical Products	$824.6	$790.4	$802.7	$902.4	$735.0
Water Systems	706.1	678.7	348.5	345.5	335.3

Total Operations	$1,530.7	$1,469.1	$1,151.2	$1,247.9	$1,070.3

ELECTRICAL PRODUCTS

Our Electrical Products segment sales increased $34 million or 4 percent in 2003 to $825 million. Excluding the third quarter 2002 acquisition of Athens Products, and the fourth quarter 2002 acquisition of Jiangsu Changheng Group Co. Ltd. (Changheng) of China, segment sales were flat in 2003.

We are one of the three largest manufacturers of electric motors in North America, having manufactured approximately 39 million electric motors in 2003. We offer a comprehensive line of hermetic motors, fractional horsepower AC and DC motors, and integral horsepower motors, ranging in size from sub-fractional C-frame ventilation motors up to 500 horsepower hermetic and 400 horsepower integral motors. We believe our extensive product offering gives us an advantage in our targeted markets, often allowing us to serve all of our customer’s electric motor needs. Over the last seven years we have significantly broadened our electric motor product line and customer base through a series of acquisitions, including UPPCO, General Electric Company’s domestic hermetic motor business, MagneTek’s electric motor business and the Athens Products division of Electrolux.

Our motors are used in a wide range of targeted residential, commercial and industrial applications, including: hermetic motors that are sold worldwide to manufacturers of air conditioning and commercial refrigeration compressors; fractional horsepower fan motors used in furnaces, air conditioners and blowers; fractional horsepower motors for pumps for home water systems, swimming pools, hot tubs and spas; fractional horsepower motors used in other consumer products (such as garage door openers); and integral horsepower A/C and D/C motors for industrial and commercial applications. Sales to the heating, ventilating, air conditioning and refrigeration market account for approximately 60 percent of segment sales. Approximately 87 percent of our 2003 segment sales were to OEMs in a diverse mix of industries, with the remainder of sales directed to the aftermarket or distribution channels. Sales to our largest customer, York International and its wholly owned Bristol Compressors subsidiary, were $157 million in 2003 and represented approximately 19 percent of segment sales. We believe that more than 25 percent of our total segment sales were attributable to products used outside of the United States. We estimate that approximately 60 percent of sales are derived from the less cyclical replacement business with the remainder being impacted by general business conditions in the retail and new construction markets.

To remain a leader in this highly competitive industry, we are committed to being a low-cost supplier of electric motors. We were one of the first motor manufacturers to identify the cost-reduction potential of Mexican operations, and today we manufacture a majority of our electric motors in our 16 Mexican motor facilities. In 2002, we undertook an initiative to accelerate the cost-reduction programs that were already underway in our motor operations to enhance our competitive position. These initiatives included the closure of four domestic plants, three of which were closed in 2003, the transfer of production to our lower cost operations in Mexico and China, and the consolidation of warehouse facilities into three hub operations to improve customer service while reducing cost and a ten percent reduction in the salaried workforce. Though the primary repositioning program has now been largely completed, we intend to continue to optimize our operations in Mexico and China by transferring production from higher to lower cost operations.

In December 2001, we acquired Shenzhen Speeda, a manufacturer of sub-fractional horsepower electric motors in China. In December 2002, we acquired the Changheng Motor Group, of Changzhou, China. While Changheng has an existing customer base in China, the primary purpose of both the Shenzhen and Changheng acquisitions is to further expand our ability to manufacture products for the U. S. market. In November 2003 we acquired Taicang Special Motor Co., Ltd. (Taicang), a manufacturer of hermetic motors for commercial air conditioning equipment. Taicang currently serves the Chinese operations of a number of North American air conditioning companies, and the purchase will enhance our position in the global hermetic motor market.

Our principal competitors in the electric motor industry are Emerson Electric Co. and General Electric Company. A number of other companies, such as Fasco Motors (a subsidiary of Tecumseh Products), Baldor Electric, Regal-Beloit Corporation and Jakel Incorporated, compete with us in specific segments of the electric motor market.

WATER SYSTEMS

Our Water Systems business had sales in 2003 of $706 million, which were four percent or $27 million higher than in 2002. The higher sales were the result of a $13 million increase in sales at our Chinese water heater operation as well as improved pricing for new products and higher steel costs.

In December of 2001, we acquired the privately held water heater manufacturer State Industries, Inc. (State) for aggregate cash consideration of $117.6 million. This was comprised of a $61.3 million purchase price and the assumption of $56.3 million of debt. The acquisition of State nearly doubled the sales of our water heating business.

We serve residential, commercial and industrial end markets with a broad range of products, including:

Residential gas and electric water heaters. Our residential water heaters come in sizes ranging from two-gallon (point-of-use) models to 120-gallon appliances with varying efficiency ranges. We offer traditional atmospheric water heaters as well as direct-vented and power-vented models for today’s energy efficient homes. Domestic residential water heater sales in 2003 were approximately $445 million or 63 percent of segment revenues.

Standard commercial water heaters. Our gas, oil and electric water heaters come in capacities ranging from 50 to 100 gallons and are used by customers who require a consistent, economical source of hot water. Typical applications include restaurants, hotels and motels, laundries, car washes and small businesses.

Approximately 80% of the residential and commercial markets consist of the replacement of existing product, although new construction is also an important factor for the business. Our Water Systems business also manufactures and markets specialty commercial water heaters, copper-tube boilers, expansion tanks and related products and parts.

We are one of the two largest manufacturers and marketers of water heaters in North America, manufacturing approximately 2.9 million units in 2003. We have a leading share in the commercial water heating segment, and we believe we are the only domestic manufacturer that offers standard and specialty commercial water heater products. We believe that our comprehensive commercial product line gives us a competitive advantage in this higher-margin segment of the water heating industry. We also are one of the leaders in the residential water heating segment with an extensive line of high-efficiency gas and electric models.

Government regulations are having a significant impact on the United States water heating industry. Beginning in July of 2003, United States water heater manufacturers were required to comply with new flammable vapor ignition resistant standards for residential gas water heaters. These new regulations, developed by the manufacturers in cooperation with the United States Consumer Product Safety Commission, dictate that gas water heaters must be designed to protect against accidental ignition of flammable vapors caused by spilled gasoline or other liquids. In addition, a United States government requirement to increase the efficiency of residential gas and electric water heaters went into effect on January 20th of this year.

Our water systems wholesale distribution channel includes more than 2,600 wholesale plumbing distributors that serve residential, commercial and industrial markets. We also sell our residential water heaters through the retail channel. In this channel, our customers include four of the six largest national hardware and home center chains, including a long-standing private label relationship with Sears, Roebuck and Co.

Our principal domestic water heating competitors include Rheem Manufacturing Company, Inc. and, to a lesser extent, American Water Heater Company and Bradford-White Corporation. We also compete against a number of companies, such as Lochinvar Corporation, Raypak, Inc., Teledyne Laars Jandy Products (a subsidiary of Water Pik Technologies, Inc.), and many smaller, regional competitors, in certain segments of the United States water heater market, as well as numerous competitors in international markets.

RAW MATERIAL

Raw materials for our manufacturing operations, which consist primarily of steel, copper and aluminum, are generally available from several sources in adequate quantities. We hedge the majority of our annual copper and aluminum purchases to protect against price volatility.

SEASONALITY

There is no significant seasonal pattern to our consolidated quarterly sales and earnings.

RESEARCH AND DEVELOPMENT, PATENTS and TRADEMARKS

In order to improve competitiveness by generating new products and processes, we conduct research and development at our Corporate Technology Center in Milwaukee, Wisconsin as well as at our operating units. Total expenditures for research and development in 2003, 2002 and 2001, were $34.6, $30.4 and $27.6 million, respectively.

We own and use in our businesses various trademarks, trade names, patents, trade secrets and licenses. While a number of these are important to us, we do not consider a material part of our business to be dependent on any one of them.

EMPLOYEES

Our company and its subsidiaries employed approximately 17,000 employees as of December 31, 2003.

BACKLOG

Normally, none of our operations sustain significant backlogs.

ENVIRONMENTAL LAWS

Our operations are governed by a variety of federal, state and local laws intended to protect the environment. While environmental considerations are a part of all significant capital expenditures, compliance with the environmental laws has not had a material effect and is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of our company. See Item 3.

FOREIGN SALES

Total U.S. export sales from our operations were $98, $90 and $91 million in 2003, 2002 and 2001, respectively.

AVAILABLE INFORMATION

We maintain a website with the address www.aosmith.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

The company is committed to sound corporate governance and has documented its corporate governance practices by adopting the A. O. Smith Corporate Governance Guidelines. The Corporate Governance Guidelines, Criteria for Selection of Directors, Financial Code of Ethics, the A. O. Smith Guiding Principles, as well as the charters for the Audit, Personnel and Compensation, Nominating and Governance and the Investment Policy Committees and other corporate governance materials may all be viewed on the company’s website. Any waiver of or amendments to the Financial Code of Conduct or the A. O. Smith Guiding Principles also would be posted on this website; to date there have been none. Copies of these documents will be sent to stockholders free of charge upon written request of the corporate secretary at the address shown on the cover page of this Form 10-K.

ITEM 2 — PROPERTIES

We manufacture our products in 41 plants worldwide. These facilities have an aggregate floor space of 6,917,000 square feet, consisting of 5,260,000 square feet owned by us and 1,658,000 square feet of leased space. Twenty-seven of our facilities are foreign plants with 2,781,000 square feet of space, of which 1,292,000 square feet are leased.

The manufacturing plants presently operated by us are listed below by industry segment.

	United States	Foreign
Electrical Products (3,864,000 sq. ft.)	McMinnville, TN; Mebane, NC; Mt. Sterling, KY; Owosso, MI; Scottsville, KY; Tipp City, OH; Upper Sandusky, OH	Acuna, Mexico (2); Bray, Ireland; Budapest, Hungary; Gainsborough, England; Juarez, Mexico (11) Monterrey, Mexico (3) Jiangsu Province, China (3) Shenzhen, China
Water Systems (3,053,000 sq. ft.)	Ashland City, TN; Charlotte, NC; Cookeville, TN; Florence, KY; Franklin, TN; McBee, SC; Renton, WA	Juarez, Mexico; Nanjing, China; Stratford, Canada: Veldhoven, The Netherlands

The principal equipment at our facilities consists of presses, welding, machining, slitting and other metal fabricating equipment, winding machines, and furnace and painting equipment. We regard our plants and equipment as well-maintained and adequate for our needs. Multishift operations are used where necessary.

In addition to our manufacturing facilities, our World Headquarters and Corporate Technology Center are located in Milwaukee, Wisconsin. We also have offices in Alsip, Illinois; El Paso, Texas; London, England; and Singapore.

ITEM 3 — LEGAL PROCEEDINGS

We are involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of our business involving product liability, property damage, insurance coverage, patents and environmental matters including the disposal of hazardous waste. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, we believe these unresolved legal actions will not have a material effect on our financial position or results of operations. A more detailed discussion of these matters appears in Note 14 of Notes to Consolidated Financial Statements.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction of G(3) of Form 10-K, the following is a list of the executive officers as of January 5, 2004 which is included as an unnumbered Item in Part I of this report in lieu of being included in the company’s Proxy Statement for its 2004 Annual Meeting of Stockholders.

RANDALL S. BEDNAR

Vice President – Information Technology

Mr. Bednar, 51, was elected vice president–information technology in July 2001. From 1996 until 2000, he was vice president and chief information officer of the Gates Corporation. Prior to the Gates Corporation, he held a series of information technology assignments during 15 years at Rockwell Automation.

CHARLES J. BISHOP

Vice President — Corporate Technology

Dr. Bishop, 62, has been vice president-corporate technology since 1985. Dr. Bishop joined the company in 1981.

MICHAEL J. COLE

Vice President — Asia

Mr. Cole, 59, was elected vice president-Asia in March 1996. Previously he was vice president-emerging markets of Donnelly Corporation, an automotive supplier.

DONALD M. HEINRICH

Senior Vice President and President - A. O. Smith Electrical Products Company

Mr. Heinrich, 51, was elected senior vice president in July 2001 and has been president of A. O. Smith Electrical Products Company, a division of the company, since July 2001. He joined A. O. Smith Electrical Products Company in January 2000 as senior vice president-operations. He also served as president of Smith Fiberglass Products Company, a former division of the company, from November 1997 through January 2000. Mr. Heinrich joined the company in October 1992 as vice president–business development.

PAUL W. JONES

President and Chief Operating Officer

Mr. Jones, 55, was elected president and chief operating officer in January 2004. Previously, from 1998 to October 2002, he was chairman and chief executive officer of U.S. Can Company. U.S. Can Company is a leading provider of steel containers for personal care, household, automotive, paint, industrial and specialty products in the United States and Europe. Prior to the U.S. Can Company, he was Chief Executive Officer of Greenfield Industries, a global supplier of cutting tools. He is a director of Federal Signal Corporation.

JOHN J. KITA

Vice President, Treasurer and Controller

Mr. Kita, 48, was elected vice president, treasurer and controller in April 1996. From 1995 to 1996, he was treasurer and controller. Prior thereto, he served as assistant treasurer since he joined the company in 1988.

KENNETH W. KRUEGER

Senior Vice President and Chief Financial Officer

Mr. Krueger, 47, became senior vice president and chief financial officer in August 2000. Previously he was a group vice president, finance and business planning at Eaton Corporation. Prior to Eaton, he was vice president, finance for Rockwell Automation, where he worked from 1983 to 1999.

RONALD E. MASSA

Senior Vice President and President - A. O. Smith Water Products Company

Mr. Massa, 54, became president of A. O. Smith Water Products Company, a division of the company, in February 1999. He was elected senior vice president in June 1997. He served as the president of A. O. Smith Automotive Products Company, a former division of the company, from June 1996 to April 1997. He was the president of A. O. Smith Water Products Company from 1995 to June 1996 and held other management positions in the Water Products Company prior thereto. He joined the company in 1977.

ALBERT E. MEDICE

Vice President — Europe

Mr. Medice, 61, was elected vice president-Europe in 1995. Previously, from 1990 to 1995, he was the general manager of A. O. Smith Electric Motors (Ireland) Ltd., a subsidiary of the company. Mr. Medice joined the company in 1986 as vice president-marketing for its Electrical Products Company division.

EDWARD J. O’CONNOR

Vice President — Human Resources and Public Affairs

Mr. O’Connor, 63, has been vice president-human resources and public affairs for the company since 1986. He joined the company in 1970.

ROBERT J. O’TOOLE

Chairman of the Board of Directors and Chief Executive Officer

Mr. O’Toole, 63, became chairman of the board of directors in March 1992. He is a member of the Investment Policy Committee of the board of directors. He was elected chief executive officer in March 1989. He was elected president, chief operating officer and a director in 1986. Mr. O’Toole joined the company in 1963. He is a director of Briggs & Stratton Corporation, Factory Mutual Insurance Company, Marshall & Ilsley Corporation and Sensient Technologies Corporation.

STEVE W. RETTLER

Vice President – Business Development

Mr. Rettler, 49, was elected vice president–business development in July 1998. Previously he was vice president and general manager of Brady Precision Tape Co., a manufacturer of specialty tape products for the electronics market.

W. DAVID ROMOSER

Vice President, General Counsel and Secretary

Mr. Romoser, 60, was elected vice president, general counsel and secretary in March 1992.

PART II

ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	Market Information. Our Common Stock is listed on the New York Stock Exchange under the symbol AOS. The Class A Common Stock of A. O. Smith Corporation, formerly listed on the American Stock Exchange under the symbol SMCA, was voluntarily delisted by the company in August 2002. Wells Fargo Shareowner Services, N.A., P.O. Box 64854, St. Paul, Minnesota 55164-0854 serves as the registrar, stock transfer agent and the dividend reinvestment agent for the company’s Common Stock.

Quarterly Common Stock Price Range

2003	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$29.33	$32.94	$36.48	$36.72
Low	23.55	26.26	27.24	27.96
2002	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$28.50	$32.25	$32.75	$29.62
Low	19.00	25.32	24.90	20.56

(b)	Holders. As of January 31, 2004, the approximate number of shareholders of record of Common Stock and Class A Common Stock were 1,100 and 400, respectively.

(c)	Dividends. Dividends declared on the common stock are shown in Note 16 of Notes to Consolidated Financial Statements appearing elsewhere herein. The company’s credit agreements contain certain conditions and provisions which restrict the company’s payment of dividends. Under the most restrictive of these provisions, retained earnings of $131.0 million are unrestricted as of December 31, 2003.

ITEM 6 – SELECTED FINANCIAL DATA
(Dollars in Millions, except per share amounts)

	Years ended December 31 (1)
	2003 (2)	2002 (3),(4)	2001 (5)	2000	1999 (6)
Net sales - continuing operations	$1,530.7	$1,469.1	$1,151.2	$1,247.9	$1,070.3
Earnings (Loss)
Continuing operations	52.2	51.3	14.5	41.7	50.3
Discontinued operations:
Operating loss	--	--	--	--	(0.9)
Loss on disposition	--	--	--	(11.9)	(7.0)

	--	--	--	(11.9)	(7.9)

Net earnings	$52.2	$51.3	$14.5	$29.8	$42.4

Basic earnings (loss) per share
of common stock
Continuing operations	$1.80	$1.90	$.61	$1.78	$2.17
Discontinued operations	--	--	--	(.51)	(.34)

Net earnings	$1.80	$1.90	$.61	$1.27	$1.83

Diluted earnings (loss) per share
of common stock
Continuing operations	$1.76	$1.86	$.61	$1.76	$2.11
Discontinued operations	--	--	--	(.50)	(.33)

Net earnings	$1.76	$1.86	$.61	$1.26	$1.78

Cash dividends per common share	$.58	$.54	$.52	$.50	$.48
	December 31
	2003	2002	2001	2000	1999
Total assets	$1,279.9	$1,224.9	$1,293.9	$1,064.9	$1,065.6
Long-term debt (7)	170.1	239.1	390.4	316.4	351.3
Total stockholders' equity	576.2	511.1	452.0	448.4	431.1

(1)	The company has accounted for the fiberglass piping, liquid and dry storage and automotive businesses as discontinued operations in the consolidated financial statements. On December 8, 2000, the company sold its fiberglass piping business and on January 10, 2001, the company sold its liquid and dry storage business. See Note 3 of Notes to Consolidated Financial Statements included elsewhere herein.

(2)	In November 2003, the company acquired the motor manufacturing assets of Taicang Special Motor Co., Ltd.. See Note 2 of Notes to Consolidated Financial Statements included elsewhere herein.

(3)	Effective January 1, 2002, the company changed its method of accounting for goodwill and identifiable intangible assets with indefinite lives. See Note 8 of Notes to Consolidated Financial Statements included elsewhere herein.

(4)	On July 1, 2002, the company acquired the hermetic motor assets of the Athens Products division of Electrolux. In December 2002, the company acquired the motor manufacturing assets of Jiangsu Changheng Group Co. Ltd. (Changheng). See Note 2 of Notes to Consolidated Financial Statements included elsewhere herein.

(5)	On December 28, 2001, the company acquired all of the outstanding stock of State Industries, Inc., a manufacturer of a comprehensive line of residential and commercial water heaters. See Note 2 of Notes to Consolidated Financial Statements included elsewhere herein.

(6)	On August 2, 1999, the company acquired the assets of MagneTek, Inc.‘s domestic electric motor business and six wholly owned foreign subsidiaries.

(7)	Excludes short-term debt and the current portion of long-term debt.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
We recorded net earnings of $52.2 million or $1.76 per share in 2003, compared with $51.3 million or $1.86 per share recorded in 2002 and $14.5 million, or $.61 per share in 2001. While net earnings were flat, the lower earnings per share amount in 2003 as compared to 2002 reflects the full year impact of our stock offering in May 2002. The significant improvement in earnings in 2002 was primarily a result of cost-reduction actions in our Electrical Products business and synergies related to the acquisition of State Industries, Inc. (State). Our individual segment performance will be discussed later in this section.

Our working capital, excluding short-term debt (see discussion below), was $305.9 million at December 31, 2003 compared with $225.1 million and $221.6 million at December 31, 2002 and December 31, 2001, respectively. The $80.8 million increase in 2003 reflects $46.6 million higher inventory balances due primarily to extensive manufacturing repositioning in our electric motor business and several new product introductions and manufacturing consolidation in our water systems business. Additionally, receivable balances were $21.2 million higher due to price increases associated with new product introductions in our water systems business and an increase in international sales, which tend to have longer payment terms. Finally, a $13.1 million increase in accounts payable balances was almost completely offset by $9.4 million in restructuring expenses paid out in 2003. The small increase in working capital in 2002 was due to higher cash balances. Reducing working capital will be one of our major initiatives in 2004.

Cash provided by operating activities during 2003 was $25.3 million compared with $112.2 million during 2002 and $49.8 million in 2001. The higher investment in working capital during 2003 explains the majority of the difference between 2003 and 2002. Significantly higher earnings levels and a $12.4 million tax refund in 2002 explain the majority of the improvement in 2002 cash provided by operating activities compared with 2001. With 2004 forecasted earnings of $2.20 to $2.40 per share and successful working capital reduction efforts, we expect cash provided by operating activities to be approximately $120 to $140 million.

Our capital expenditures were $44.9 million in 2003 compared with $42.5 million is 2002 and $35.3 million in 2001. The increase in 2003 was associated with new product launches in our water systems business. The increase in 2002 was associated with our acquisition of State. We are projecting 2004 capital expenditures to be between $45 and $50 million and to be slightly less than projected 2004 depreciation expense. We believe that our present facilities and planned capital expenditures are sufficient to provide adequate capacity for our operations in 2004.

We have a $250 million credit facility with a group of nine financial institutions that expires on August 2, 2004. Borrowings under bank credit lines and in the commercial paper market are supported by the credit facility, and have in the past been classified as long-term debt. Since the term of the facility at December 31, 2003 is less than one year, $96.8 million of debt has been classified as short-term. We expect to replace the credit facility during the second quarter of 2004. At December 31, 2003, we had available borrowing capacity of $153.2 million under this facility. We believe that the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

To take advantage of historically low long-term borrowing rates, we issued $50.0 million in senior notes with two insurance companies in June 2003. The notes range in maturity between 2013 and 2016 and carry a weighted average interest rate of slightly less than 4.5 percent. The proceeds of the notes were used to repay commercial paper and borrowing under the credit facility. Our leverage, as measured by the ratio of total debt to total capitalization was 32 percent, down slightly from 33 percent at the end of 2002.

Aggregate Contractual Obligations
A summary of our contractual obligations as of December 31, 2003 is as follows:

(dollars in millions)		Payments due by period
Contractual Obligation	Total	Less Than 1 year	1 - 3 Years	3 - 5 Years	More than 5 years
Short-term Debt	$96.8	$96.8	$--	$--	$--
Long-term Debt	172.7	8.6	22.4	48.2	93.5
Capital Leases	6.0	--	--	6.0	--
Operating Leases	58.8	14.6	24.3	9.3	10.6
Purchase Obligations	80.0	76.3	3.7	--	--

Total	$414.3	$196.3	$50.4	$63.5	$104.1

We utilize blanket purchase orders to communicate expected annual requirements to many of our suppliers. Requirements under blanket purchase orders generally do not become “firm” until six weeks prior to the company’s scheduled unit production. The purchase obligation amount included above represents the value of commitments considered firm.

Our pension plans continue to meet all funding requirements under ERISA regulations, and under current actuarial assumptions, we do not expect any significant minimum funding requirements for several years. See Note 12 of Notes to Consolidated Financial Statements.

In 2002, we completed the sale of 4.8 million shares of our common stock at $28.25 per share and paid down debt with the $127.5 million net proceeds. Additionally during 2002, we recorded a $114.7 million non-cash charge to equity as a result of the accumulated benefit obligations of our pension plan exceeding the fair value of the plan assets.

In connection with acquisitions, purchase liabilities were recorded at the respective acquisition dates for employee severance and relocation as well as certain facility exit costs. See Note 2 of Notes to Consolidated Financial Statements. All restructuring activities related to our purchase liabilities were completed by December 31, 2003. Remaining balances as of that date for purchase liabilities relate to contractual obligations for future payments, continuing severance payments to separated employees and facility sale costs.

Included in other assets is a $34.0 million receivable due to the payments of claims associated with the dip tube class action lawsuit. See Note 14 of Notes to Consolidated Financial Statements. The receivable is classified as a long-term asset because the trial to recover the receivable will not begin until early 2004 and while the trial will be concluded in 2004, the lawsuit may not be concluded until 2005 or later, should there be an appeal of the trial court decision. We expect to collect the receivable in 2005 through the satisfaction of a judgment favorable to the company. Alternatively, collection could occur in 2004 if a settlement of the lawsuit is reached with the defendants, Perfection Corporation, American Meter Company and the insurance companies.

We have paid dividends for 64 consecutive years with payments increasing each of the last twelve years. We paid total dividends of $.58 per share in 2003 compared with $.54 per share in 2002.

RESULTS OF OPERATIONS

Our sales in 2003 were $1.53 billion, an increase of $61.6 million or 4.2 percent from sales of $1.47 billion in 2002. The sales increase was due to a full year impact of our 2002 acquisitions in the motor business, a 44 percent increase in sales at our Chinese water heater operation, and higher water heater pricing related to steel costs and the introduction of the new flammable vapor ignition resistant water heaters. Sales in 2002 increased by $317.9 million or 27.6 percent from sales of $1.15 billion in 2001. The sales increase was due to our acquisitions of State in December 2001 and Athens Products (Athens) in July 2002. See segment discussion below for further analysis.

Our gross profit margin for 2003 was 19.5 percent compared with 20.4 percent and 17.6 percent in 2002 and 2001, respectively. The decline in margin from 2002 to 2003 was attributable to approximately $40 million of sales from acquired businesses with margins lower than those of our established business. The significant improvement in margin from 2001 to 2002 resulted from lower manufacturing costs associated with the product repositioning program at Electrical Products and the synergies from the State acquisition.

Selling, general and administrative expense (SG&A) was $206.2 million in both 2003 and 2002, but as a percent of sales declined from 14.0 percent in 2002 to 13.5 percent in 2003. SG&A in 2002 increased by $60.5 million from the $145.7 million recorded in 2001 primarily as a result of incremental SG&A associated with the State acquisition.

We have significant pension benefit costs and credits that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages and years of service. Consideration is given to current market conditions, including changes in interest rates, in making these assumptions. Our assumption for the expected rate of return on pension plan assets was 9.0 percent in 2003 compared with 9.75 percent in 2002. Our 2004 assumption for return on assets remains at 9.0 percent which should result in pension income recognition of approximately $7.3 million in 2004. We recognized pension income of $11.6 million, $17.1 million and $20.1 million in 2003, 2002 and 2001 respectively, reflected as reductions to cost of products sold and SG&A. See Note 12 of Notes to Consolidated Financial Statements.

In developing our expected long-term rate of return assumption, we evaluate our pension plan’s target asset allocation, the historical long-term rates of return of equity and bond indices and the actual historical returns of our pension plan. Our plan’s target allocation to equity managers is between 60 to 70 percent, with the remainder allocated primarily to bond managers and a small allocation to private equity managers. Due to market fluctuations, our actual asset allocation as of December 31, 2003 was 72 percent to equity managers, 24 percent to bond managers, 3 percent to private equity managers and the remainder in money market instruments. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. Our pension plan’s historical 10-year and 25-year compounded annualized returns are 11.6 percent and 13.4 percent, respectively. We believe that with our target allocation and the historical long-term returns of equity and bond indices as well as our actual historical returns, our 9.0 percent expected return on assets for 2004 is reasonable.

The discount rate that we utilize for determining future pension obligations is based on the average yield of Moody’s Aa Corporate Bonds. The discount rate determined on this basis has decreased from 6.75 percent at December 31, 2002, to 6.25 percent at December 31, 2003. We will continue to evaluate our actuarial assumptions at least annually, and we will adjust the assumptions as necessary.

Lowering the expected long-term rate of return on assets by 25 basis points would decrease our net pension income for 2004 by approximately $1.8 million. Lowering the discount rate by 25 basis points would decrease our 2004 net pension income by approximately $1.3 million.

Interest expense was $12.2 million in 2003, compared with $13.9 million and $16.4 million in 2002 and 2001, respectively. Decreasing interest rates throughout the past three years coupled with a significant reduction in debt resulting from our stock offering in May 2002 were responsible for the downward trend in interest expense. See Note 9 of Notes to Consolidated Financial Statements.

Amortization of intangibles in 2003 and 2002 was $0.2 million and $0.3 million, respectively, which was significantly lower than the $7.0 million recorded in 2001. We adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. Under the new standard, goodwill and indefinite-lived assets are no longer amortized but instead are reviewed annually for impairment, and accordingly, goodwill amortization of $6.7 million in 2001 was not recorded in 2002 and 2003. See Note 8 of Notes to Consolidated Financial Statements.

Other expense-net consists of bank fees, interest income and other non-operating items and has remained relatively constant over the last three years in the range of $1.0 million to $1.4 million.

Our effective tax rate was 33.9 percent in 2003, 34.5 percent in 2002 and 35.5 percent in 2001. The effective rate in 2003 was favorably impacted by the resolution of a federal tax audit in May 2003. The effective rate in 2002 benefited from the implementation of a more efficient tax structure for international operations.

Our 2003 net earnings improved slightly to $52.2 million from $51.3 million in 2002. Despite slightly higher net earnings in 2003, earnings per share of $1.76 were ten cents lower than 2002 earnings per share of $1.86 as a result of the increased shares outstanding during 2003 due to the May 2002 stock offering.

Electrical Products
Sales in our Electrical Products segment in 2003 increased by $34.2 million to $824.6 million from $790.4 million in 2002. The increase was due primarily to our 2002 acquisitions of Athens and the Jiangsu Changheng Motor Group Co. Ltd. (Changheng). Sales in 2002 were $12.3 million lower than sales of $802.7 million in 2001. Excluding approximately $20 million in sales attributable to the Athens acquisition, sales declined $32.0 million from 2001 to 2002. Sales to the heating, ventilating and air conditioning market, excluding Athens, declined by 6.0 percent in 2002 and accounted for the majority of the total decrease in sales.

Operating earnings for our Electrical Products segment were $54.2 million in 2003 or $3.4 million less than 2002. The decrease was attributable primarily to pricing and manufacturing costs related to the repositioning program. While there was a delay in recognition of cost savings related to the 2003 repositioning activities, we achieved significant results considering the number of simultaneous relocation activities. During 2003 we closed three facilities including Monticello, Indiana; Athens, Tennessee and Ripley, Tennessee. Additionally, we moved significant amounts of production from four other U.S. facilities.

Operating earnings in 2001 were $20.8 million inclusive of a non-recurring pretax charge of $8.1 million and goodwill amortization expense of $6.7 million and compare with 2002 operating earnings of $57.6 million. The $36.8 million increase in operating earnings from 2001 to 2002 was partially attributable to the $8.1 million non-recurring charge and $6.7 million goodwill amortization incurred in 2001, with the remainder resulting from the cost reduction program announced in the fourth quarter of 2001. The program consisted of consolidation of warehouse facilities, salaried workforce reduction, and relocation of domestic production to Mexico and China.

We are continuing to expand our motor production capacity in China and in November of 2003 completed the acquisition of Taicang Special Motor Co., Ltd. near Shanghai. This acquisition will expand our motor manufacturing capability to include hermetic motors in China.

Water Systems
Sales for our Water Systems segment were $706.1 million in 2003, or $27.4 million higher than sales of $678.7 million in 2002. The sales growth was driven by a January 2003 price increase to cover higher steel costs, a 44 percent increase in our Chinese operations and the introduction of the new flammable vapor ignition resistant products. These increases were partially offset by lower unit sales of commercial and residential retail product. Sales of $678.7 million in 2002 increased by $330.2 million over sales of $348.5 million in 2001. Our State acquisition contributed $312.6 million with the remaining increase attributable to higher volume for the base residential and commercial business and the China operation.

Operating earnings of $57.2 million in 2003 were slightly lower than the $58.4 million earned in 2002. Most of the decline was associated with the flammable vapor ignition resistant product introduction costs, in combination with lower sales of higher margin commercial product throughout the year. The improvement in operating earnings from $39.2 million in 2001 to $58.4 million in 2002 was the result of the State acquisition and its related synergies, as well as increased sales volume in the base business.

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

Recent Accounting Pronouncements
The Financial Accounting Standards Board has issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” We adopted SFAS No. 143 on January 1, 2003. Adoption of this statement did not have a material impact on our consolidated financial statements. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Adoption of this statement did not have a material impact on our consolidated financial statements.

Outlook
As we look ahead to 2004, we have a strong base for performance. The year 2003 was one of challenge and accomplishment. During the year we transferred a substantial portion of our domestic motor manufacturing operations to lower-cost facilities in Mexico and China. In the water heater business we undertook the most significant product line transformation in our history. Unfortunately, accomplishing these transitions hurt profitability and resulted in lower operating cash flow due to increased working capital and restructuring expenditures. Restoring working capital to its proper level will be a major initiative in 2004.

In October, we forecasted 2004 earnings of $2.40 to $2.60 per share. The profit improvement in 2004 will be driven largely by the initiatives completed in 2003. In the motors business, we expect a full year’s impact of the transition to Mexico, as well as the ramp-up in China, will generate pretax earnings of $15 million. In the water heater business, a full year’s sales of flammable vapor ignition resistant product, as well as the introduction of NAECA compliant product is expected to generate $15 million pre-tax. The focusing of commercial water heater production in our McBee, South Carolina plant, with residential product relocated to Ashland City, Tennessee is expected to provide $5 million in pre-tax impact.

However, in response to recent developments, on January 21st of this year, we adjusted our 2004 earnings guidance to a range between $2.20 and $2.40 per share from the previous range of $2.40 to $2.60 a share. This change was due to raw material cost pressures, particularly for steel and the loss of a sales contract by a major motor customer.

We expect first quarter earnings to approximate the $.46 per share earned in the first quarter of 2003.

OTHER MATTERS

Environmental
Our operations are governed by a number of federal, state and local environmental laws concerning the generation and management of hazardous materials, the discharge of pollutants into the environment and remediation of sites owned by the company or third parties. We have expended financial and managerial resources complying with such laws. Expenditures related to environmental matters were not material in 2003 and are not expected to be material in any single year. Although we believe that our operations are substantially in compliance with such laws and maintain procedures designed to maintain compliance, there are no assurances that substantial additional costs for compliance will not be incurred in the future. However, since the same laws govern our competitors, we should not be placed at a competitive disadvantage.

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

Commodity risks include raw material price fluctuations. We use futures contracts to fix the cost of our expected needs for certain raw materials (i.e. copper and aluminum) with the objective of reducing price risk. Futures contracts are purchased over time periods and at volume levels which approximate expected usage. At December 31, 2003, we had commodity futures contracts amounting to $55.5 million of commodity purchases. A hypothetical 10 percent change in the underlying commodity price of such contracts would have a potential impact of $5.6 million. It is important to note that gains and losses from the company’s futures contract activities will be offset by gains and losses in the underlying commodity purchase transactions being hedged.

In addition, we enter into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. At December 31, 2003, we had net foreign currency contracts outstanding of $132.4 million. Assuming a hypothetical 10 percent movement in the respective currencies, the potential foreign exchange gain or loss associated with the change in rates would amount to $13.2 million. It is important to note that gains and losses from our forward contract activities will be offset by gains and losses in the underlying transactions being hedged.

Our earnings exposure related to movements in interest rates is primarily derived from outstanding floating-rate debt instruments that are determined by short-term money market rates. At December 31, 2003, we had $103.3 million in outstanding floating-rate debt with a weighted-average interest rate of 1.4 percent at year end. A hypothetical 10 percent annual increase or decrease in the year-end average cost of our outstanding floating-rate debt would result in a change in annual pretax interest expense of $0.1 million.

Forward-Looking Statements
This report contains statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include the following: instability in the company’s electric motor and water products markets; inability to generate the synergistic cost savings from the acquisition of State Industries; the inability to implement cost-reduction programs; adverse changes in general economic conditions; significant increases in raw material prices; competitive pressures on the company’s businesses; and the potential that assumptions on which the company based its expectations are inaccurate or will prove to be incorrect.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” above.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

Form 10-K Page Number
Report of Ernst & Young LLP, Independent Auditors	19
Consolidated Balance Sheets at December 31, 2003 and 2002	20
For each of the three years in the period ended December 31, 2003:
- Consolidated Statement of Earnings	21
- Consolidated Statement of Comprehensive Earnings (Loss)	21
- Consolidated Statement of Cash Flows	22
- Consolidated Statement of Stockholders' Equity	23
Notes to Consolidated Financial Statements	24 - 44

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS

The Board of Directors and Stockholders
A. O. Smith Corporation

We have audited the accompanying consolidated balance sheets of A. O. Smith Corporation as of December 31, 2003 and 2002, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. O. Smith Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, effective January 1, 2002, A. O. Smith Corporation changed its method of accounting for goodwill and identifiable intangible assets with indefinite lives.

Ernst & Young LLP

Milwaukee, Wisconsin
January 19, 2004

CONSOLIDATED BALANCE SHEETS

December 31 (dollars in millions)
	2003	2002
Assets
Current Assets
Cash and cash equivalents	$18.7	$32.8
Receivables	236.7	215.5
Inventories	247.0	200.4
Deferred income taxes	14.3	26.7
Other current assets	31.0	12.9

Total Current Assets	547.7	488.3
Net property, plant and equipment	358.7	362.7
Goodwill	303.8	302.4
Other intangibles	7.1	6.8
Other assets	62.6	64.7

Total Assets	$1,279.9	$1,224.9

Liabilities

Current Liabilities
Short-term debt	$96.8	$--
Trade payables	144.5	131.4
Accrued payroll and benefits	30.5	38.7
Accrued liabilities	37.7	60.1
Product warranty	18.9	19.5
Income taxes	1.6	1.8
Long-term debt due within one year	8.6	11.7

Total Current Liabilities	338.6	263.2
Long-term debt	170.1	239.1
Product warranty	43.2	43.7
Post-retirement benefit obligation	17.0	17.2
Deferred income taxes	27.9	7.5
Pension liability	61.6	90.8
Other liabilities	45.3	52.3

Total Liabilities	703.7	713.8
Commitments and contingencies (Notes 9 and 14)
Stockholders' Equity

Preferred Stock	--	--
Class A Common Stock (shares issued 8,530,930 and 8,595,435 )	42.7	43.0
Common Stock (shares issued 24,018,432 and 23,953,927)	24.0	24.0
Capital in excess of par value	73.9	73.5
Retained earnings	623.9	588.5
Accumulated other comprehensive loss	(97.2)	(121.9)
Treasury stock at cost	(91.1)	(96.0)

Total Stockholders' Equity	576.2	511.1

Total Liabilities and Stockholders' Equity	$1,279.9	$1,224.9

See accompanying notes which are an integral part of these statements

CONSOLIDATED STATEMENT OF EARNINGS

Years ended December 31 (dollars in millions, except per share amounts)
	2003	2002	2001
Net sales	$1,530.7	$1,469.1	$1,151.2
Cost of products sold	1,232.0	1,169.3	948.8

Gross profit	298.7	299.8	202.4
Selling, general and administrative expenses	206.2	206.2	145.7
Interest expense	12.2	13.9	16.4
Amortization of intangibles	0.2	0.3	7.0
Restructuring and other charges	--	--	9.4
Other expense - net	1.1	1.0	1.4

	79.0	78.4	22.5
Provision for income taxes	26.8	27.1	8.0

Net Earnings	$52.2	$51.3	$14.5

Net Earnings Per Share of Common Stock	$1.80	$1.90	$0.61

Diluted Net Earnings Per Share of Common Stock	$1.76	$1.86	$0.61

CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS (LOSS)

Years ended December 31 (dollars in millions)
	2003	2002	2001
Net Earnings	$52.2	$51.3	$14.5
Other comprehensive earnings (loss)
Foreign currency translation adjustments	4.2	3.1	(1.0)
Unrealized net gain (loss) on cash flow derivative
instruments, less related income tax effect of
$(8.4) in 2003, $2.1 in 2002 and $0.3 in 2001	13.1	(3.4)	(0.4)
Adjustment to additional minimum pension liability
less related income tax effect of $(4.7) in 2003 and
$75.2 in 2002	7.4	(114.7)	--

Comprehensive Earnings (Loss)	$76.9	$(63.7)	$13.1

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended December 31 (dollars in millions)
	2003	2002	2001
Operating Activities
Net earnings	$52.2	$51.3	$14.5
Adjustments to reconcile net earnings to cash
provided by operating activities:
Depreciation	49.8	49.1	38.5
Amortization	2.3	1.6	8.6
Net change in current assets and liabilities	(78.2)	8.2	11.2
Net change in noncurrent assets and liabilities	(1.5)	2.3	(22.7)
Other	0.7	(0.3)	(0.3)

Cash Provided by Operating Activities	25.3	112.2	49.8
Investing Activities
Acquisition of businesses	(4.8)	(23.4)	(118.0)
Capital expenditures	(44.9)	(42.5)	(35.3)

Cash Used in Investing Activities	(49.7)	(65.9)	(153.3)
Financing Activities
Short-term debt retired - net	(13.7)	--	--
Long-term debt incurred	50.0	--	90.5
Long-term debt retired	(11.7)	(156.2)	(11.1)
Net proceeds from common stock offering	--	127.5	--
Net proceeds from option activity	2.6	5.8	1.4
Dividends paid	(16.8)	(14.3)	(12.3)

Cash Provided by (Used in) Financing Activities	10.4	(37.2)	68.5
Cash Flow Provided by (Used in) Discontinued Operations	(0.1)	3.0	40.4

Net increase (decrease) in cash and cash equivalents	(14.1)	12.1	5.4
Cash and cash equivalents-beginning of year	32.8	20.7	15.3

Cash and Cash Equivalents-End of Year	$18.7	$32.8	$20.7

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended December 31 (dollars in millions)
	2003	2002	2001
Class A Common Stock
Balance at beginning of year	$43.0	$43.5	$43.7
Conversion of Class A Common Stock	(0.3)	(0.5)	(0.2)

Balance at end of year	$42.7	$43.0	$43.5

Common Stock
Balance at beginning of year	$24.0	$23.9	$23.8
Conversion of Class A Common Stock	--	0.1	0.1

Balance at end of year	$24.0	$24.0	$23.9

Capital in Excess of Par Value
Balance at beginning of year	$73.5	$54.8	$53.6
Conversion of Class A Common Stock	0.3	0.4	0.1
Exercise of stock options	(0.9)	(2.8)	(0.1)
Tax benefit from exercise of stock options	0.8	2.4	1.1
Sale of Common Stock	--	18.4	--
Stock incentives and directors' compensation	0.2	0.3	0.1

Balance at end of year	$73.9	$73.5	$54.8

Retained Earnings
Balance at beginning of year	$588.5	$551.5	$549.3
Net earnings	52.2	51.3	14.5
Cash dividends on Common Stock	(16.8)	(14.3)	(12.3)

Balance at end of year	$623.9	$588.5	$551.5

Accumulated Other Comprehensive Loss
Balance at beginning of year	$(121.9)	$(6.9)	$(5.5)
Foreign currency translation adjustments	4.2	3.1	(1.0)
Unrealized net gain (loss) on cash flow derivative
instruments, less related income tax effect of
$(8.4) in 2003, $2.1 in 2002 and $0.3 in 2001	13.1	(3.4)	(0.4)
Adjustment to additional minimum pension liability less
related income tax effect of $(4.7) in 2003 and $75.2
in 2002	7.4	(114.7)	--

Balance at end of year	$(97.2)	$(121.9)	$(6.9)

Treasury Stock
Balance at beginning of year	$(96.0)	$(214.8)	$(216.4)
Sale of Common Stock	--	109.0	--
Exercise of stock options, net of 10,325 shares
surrendered as proceeds in 2002	3.5	8.6	1.5
Stock incentives and directors' compensation	1.4	1.2	0.1

Balance at end of year	$(91.1)	$(96.0)	$(214.8)

Total Stockholders' Equity	$576.2	$511.1	$452.0

See accompanying notes which are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies

Organization. A. O. Smith Corporation (the company) is a manufacturer serving customers worldwide. The company’s major product lines include fractional and integral horsepower alternating current (A/C), direct current (D/C) and hermetic electric motors, as well as residential and commercial water heaters. The company’s products are manufactured and marketed primarily in North America. Electric motors are sold principally to original equipment manufacturers and distributors. Water heaters are sold principally to plumbing wholesalers and retail outlets.

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

Fair value of financial instruments. The carrying amounts of cash and cash equivalents, receivables, and trade payables approximated fair value as of December 31, 2003 and 2002, due to the short maturities of these instruments. The carrying amount of long-term debt approximated fair value as of December 31, 2003 and 2002, based on current rates offered to the company for debt with the same or similar maturities. The fair values of derivative financial instruments are discussed later in this footnote.

Foreign currency translation. For all subsidiaries outside the United States, with the exception of all Mexican operations and the China operations of the company’s Electrical Products segment, the company uses the local currency as the functional currency. For those operations using a functional currency other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at weighted-average exchange rates. The resulting translation adjustments are recorded as a separate component of stockholders’ equity. The Mexican operations and the China operations of the company’s Electrical Products segment use the U.S. dollar as the functional currency as such operations are a direct and integral component of the company’s U.S. operations. Gains and losses from foreign currency transactions are included in net earnings.

Cash and cash equivalents. The company considers all highly liquid investments, generally with a maturity of three months or less when purchased, to be cash equivalents.

Inventory valuation. Inventories are carried at lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for substantially all domestic inventories which comprise 91 percent and 92 percent of the company’s total inventory at December 31, 2003 and 2002, respectively. Inventories of foreign subsidiaries and supplies are determined using the first-in, first-out (FIFO) method.

Property, plant and equipment. Property, plant and equipment are stated at cost. Depreciation is computed primarily by the straight-line method. The estimated service lives used to compute depreciation are generally 25 to 50 years for buildings and 5 to 20 years for equipment. Maintenance and repair costs are expensed as incurred.

Goodwill and other intangibles. The company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. Under SFAS No. 142, goodwill and indefinite-lived intangible assets (totaling $3.0 million at December 31, 2003 and 2002) are no longer amortized but are reviewed for impairment on an annual basis. Separable intangible assets that are not deemed to have an indefinite life are amortized on a straight-line basis over their estimated useful lives which range from 5 to 30 years.

1.    Organization and Significant Accounting Policies (continued)

Impairment of long-lived and amortizable intangible assets. Property, plant and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.

Derivative instruments. Effective January 1, 2001, the company adopted SFAS No. 133, as amended, which requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships. Any fair value changes are recorded in net earnings or other comprehensive earnings (loss). The cumulative effect of adopting SFAS No. 133 was not material to the company’s consolidated financial statements as of January 1, 2001.

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

Commodity Futures Contracts

In addition to entering into supply arrangements in the normal course of business, the company also enters into futures contracts to fix the cost of certain raw material purchases, principally copper and aluminum, with the objective of minimizing changes in cost due to market price fluctuations.

The commodity futures contracts are designated and accounted for as cash flow hedges of a forecasted transaction. Derivative commodity assets of $15.7 million are recorded in other current assets as of December 31, 2003 and derivative commodity liabilities of $1.8 million are recorded in accrued liabilities as of December 31, 2002. The value of the effective portion of the contracts of $15.6 and $1.7 million as of December 31, 2003 and 2002, respectively, was recorded in accumulated other comprehensive earnings (loss), net of tax, and reclassified into cost of products sold in the period in which the underlying transaction was recorded in earnings. Ineffective portions of the commodity hedges are recorded in earnings in the period in which the ineffectiveness occurs. The impact of hedge ineffectiveness on earnings was not material in 2003, 2002 and 2001.

Foreign Currency Forward Contracts

The company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases, sales, and certain intercompany transactions in the normal course of business. Contracts typically have maturities of one year or less. Principal currencies include the Mexican peso, Hungarian forint, British pound, Canadian dollar, Euro and U.S. dollar.

Forward contracts are designated and accounted for as cash flow hedges of a forecasted transaction. Derivative currency liabilities of $1.0 million and $3.9 million as of December 31, 2003 and 2002, respectively, are recorded in accrued liabilities. Gains and losses on these instruments are recorded in accumulated other comprehensive earnings (loss), net of tax, until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive earnings (loss) to the statement of earnings. The assessment of effectiveness for forward contracts is based on changes in the forward rates. These hedges have been determined to be perfectly effective.

1.    Organization and Significant Accounting Policies (continued)

The majority of the amounts in accumulated other comprehensive earnings (loss) for cash flow hedges is expected to be reclassified into earnings within one year.

The following table summarizes, by currency, the contractual amounts of the company’s foreign currency forward contracts.

December 31 (dollars in millions)	2003		2002
	Buy	Sell	Buy	Sell
Euro	$--	$--	$3.0	$2.0
Canadian dollar	--	8.2	--	--
British pound	2.8	2.2	--	--
Hungarian forint	0.8	--	3.2	--
Mexican peso	122.8	--	89.8	--

Total	$126.4	$10.4	$96.0	$2.0

The forward contracts in place at December 31, 2003 and 2002, amounted to approximately 92 percent and 95 percent, respectively, of the company’s anticipated subsequent year exposure for those currencies hedged.

Revenue recognition. The company recognizes revenue upon transfer of title, which generally occurs upon shipment of the product to the customer.

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents are used to verify delivery. The company assesses whether the selling price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The company assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

Accruals for customer returns for defective product are based on historical experience with similar types of sales. Accruals for rebates and incentives are based on pricing agreements and are generally tied to sales volume. Changes in such accruals may be required if future returns differ from historical experience or if actual sales volume differ from estimated sales volume. Rebates and incentives are recognized as a reduction of sales.

Compensated absences. In the fourth quarter of 2001, the company changed its vacation policy for certain employees so that vacation pay is earned ratably throughout the year and must be used by year-end. The accrual for compensated absences was reduced by $1.6 million in 2001 to eliminate vacation pay no longer required to be accrued under the current policy.

Advertising. Advertising costs are charged to operations as incurred and amounted to $18.4, $16.2 and $8.8 million during 2003, 2002 and 2001 respectively.

Research and development. Research and development costs are charged to operations as incurred and amounted to $34.6, $30.4 and $27.6 million during 2003, 2002 and 2001, respectively.

Product warranty. The company’s products carry warranties that generally range from one to six years and are based on terms that are generally accepted in the market place. The company records a liability for the expected cost of warranty-related claims at the time of sale. The allocation of our warranty liability between current and long-term is based on expected warranty claims to be paid in the next year as determined by historical product failure rates.

1.    Organization and Significant Accounting Policies (continued)

The following table presents the company’s product warranty liability activity in 2003 and 2002:

Years ended December 31 (dollars in millions)	2003	2002
Balance at beginning of year	$63.2	$69.6
Expense	29.1	29.9
Claims settled	(30.2)	(29.1)
Customer warranty waiver (1)	--	(7.2)

Balance at end of year	$62.1	$63.2

Note to table:

(1)	In exchange for other concessions, the customer has agreed to accept responsibility for units they have purchased from the company which become defective. The amount of the warranty reserve applicable to the estimated number of units previously sold to this customer that may become defective has been reclassified from the product warranty liability to a deferred revenue account.

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

Stock based compensation. The company has one stock-based employee compensation plan (see Note 11). SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The company has chosen to continue applying Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans. Accordingly, because the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the company’s pro forma earnings and earnings per share would have been as follows:

Years ended December 31 (dollars in millions, except per share amounts)	2003	2002	2001
Earnings:
As reported	$52.2	$51.3	$14.5
Deduct: Total stock based employee compensation expense
determined under fair value based method, net of tax	(1.8)	(1.6)	(1.8)

Pro forma	$50.4	$49.7	$12.7

Earnings per share:
As reported:
Basic	$1.80	$1.90	$0.61
Diluted	1.76	1.86	0.61
Pro forma:
Basic	$1.74	$1.84	$0.54
Diluted	1.70	1.80	0.53

Earnings per share of common stock. The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	2003	2002	2001
Denominator for basic earnings per share--weighted-
average shares outstanding	29,031,289	27,002,102	23,648,136
Effect of dilutive stock options	679,564	646,964	266,646

Denominator for diluted earnings per share	29,710,853	27,649,066	23,914,782

1.    Organization and Significant Accounting Policies (continued)

Reclassifications.     Certain prior year amounts have been reclassified to conform to the 2003 presentation.

New accounting standards. During 2002, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 143 was adopted by the company on January 1, 2003. Adoption of this statement did not have a material impact on the company’s consolidated financial statements. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Adoption of this statement did not have a material impact on the company’s consolidated financial statements.

2.    Acquisitions

In November 2003, the company acquired certain net assets of Taicang Special Motor Co., Ltd. (Taicang), a manufacturer of commercial hermetic electric motors located in Suzhou, Jiangsu Province, China. The total cost of the acquisition was $4.0 million including future payments of $2.3 million. This cost exceeded the fair value of the net assets acquired by $0.4 million which was recorded as goodwill in the Electrical Products segment.

In July 2002, the company acquired certain net assets of the Athens Products (Athens) division of the Electrolux Group. In December 2002, the company acquired the motor manufacturing assets of Jiangsu Changheng Group Co. Ltd. (Changheng). The total cost of these acquisitions was $25.0 million including future payments of $3.1 million and acquisition costs of $0.1 million and exceeded the fair value of the net assets acquired by $3.7 million which was recorded as goodwill in the Electrical Products segment. Athens, based in Athens, Tennessee, is a manufacturer of hermetic motors for both scroll and reciprocating compressors. Changheng is located in the Jiangsu province of China and manufactures air-moving motors.

In December 2001, the company acquired all of the outstanding stock of State Industries, Inc. (State). State, located in Ashland City, Tennessee, is a manufacturer of residential and standard commercial water heaters which complements the wholesale channel of distribution with a strong presence in the retail market. The aggregate cash consideration paid to acquire State was $117.6 million. This was comprised of a $61.3 million purchase price (including $3.5 million of acquisition costs) and the assumption of $56.3 million of debt. Goodwill of $63.7 million was recorded within the Water Systems segment.

In December 2001, the company acquired a 100 percent equity interest in Shenzhen Speeda Industries Co., Ltd. and is utilizing the facility located in China to manufacture sub-fractional electric motors. The total purchase price of $3.3 million, including future payments of $0.7 million, exceeded the fair value of the assets acquired (principally plant and equipment) by $0.8 million and was recorded as goodwill within the Electrical Products segment.

The respective purchase prices for the Taicang, Athens, Changheng, State and Shenzhen acquisitions were allocated to the assets acquired and liabilities assumed based upon current estimates of their respective fair values at the date of acquisition. The operating results of these companies have been included in the company’s consolidated financial statements since the dates of acquisition. The pro forma effect of these acquisitions, individually and in the aggregate, would not be significant to 2003 or 2002 operating results.

In connection with the company’s acquisitions, aggregate purchase liabilities were recorded at the respective acquisition dates for employee severance and relocation, as well as certain facility exit costs. All restructuring activities related to the company’s purchase liabilities were completed by December 31, 2003. Remaining balances as of that date for purchase liabilities relate to contractual obligations for future payments, continuing severance payments to separated employees and facility sale costs.

2.    Acquisitions, continued

The following table presents an analysis as of and for the two-year period ended December 31, 2003 of the company’s purchase liabilities incurred in connection with the company’s recent acquisitions:

(dollars in millions)	Severance costs	Relocation costs	Lease cancellation costs	Other exit costs	Total
Balance at December 31, 2001	$8.2	$1.1	$0.5	$0.6	$10.4
Acquisition of Athens Products	3.9	--	--	0.3	4.2
Cash payments	(4.4)	--	(0.1)	(0.6)	(5.1)
Revision to estimate	0.3	(0.9)	(0.1)	1.2	0.5
Asset disposal	--	--	--	(0.6)	(0.6)

Balance at December 31, 2002	8.0	0.2	0.3	0.9	9.4
Cash payments	(5.9)	--	(0.2)	--	(6.1)
Revision to estimate	0.2	(0.2)	--	--	--

Balance at December 31, 2003	$2.3	$--	$0.1	$0.9	$3.3

3.    Divestitures and Discontinued Operations

In January 2001, the company sold its liquid and dry storage business, operated as Engineered Storage Products Company. The net after-tax proceeds of $33.0 million from the sale are included in cash flow provided by discontinued operations in 2001.

4.    Business Improvement Programs

In the fourth quarter of 2001, the company recorded restructuring and other charges of $9.4 million. The charges include employee separation costs of $7.7 million associated with product or component manufacturing repositioning and the realignment of certain administrative functions. The reduction of workforce was approximately 100 salaried and 540 hourly employees. In addition, the company recorded facility impairment and lease charges of $1.7 million representing estimated costs of vacated facilities. All restructuring activities related to our business improvement program were completed by December 31, 2003. Remaining balances as of that date in the restructuring reserve relates to contractual obligations for future payments or continuing severance payments to separated employees.

The following table presents an analysis of the company’s business improvement program reserve as of and for the two-year period ended December 31, 2003:

(dollars in millions)	Severance costs	Lease cancellation costs	Asset impairment	Total
Balance at December 31, 2001	$6.9	$0.8	$0.9	$8.6
Cash payments	(2.1)	(0.7)	--	(2.8)
Asset disposal	--	--	(0.5)	(0.5)
Revision to estimate	(0.6)	--	--	(0.6)

Balance at December 31, 2002	4.2	0.1	0.4	4.7
Cash payments	(3.2)	(0.1)	--	(3.3)
Asset disposal	--	--	(0.6)	(0.6)
Revision to estimate	(0.4)	--	0.2	(0.2)

Balance at December 31, 2003	$0.6	$--	$--	$0.6

5.    Statement of Cash Flows

Supplemental cash flow information is as follows:

Years ended December 31 (dollars in millions)	2003	2002	2001
Net change in current assets and liabilities:
Receivables	$(21.2)	$(1.4)	$16.1
Inventories	(45.2)	(0.6)	7.0
Other current assets	(1.5)	(0.3)	0.2
Trade payables	13.1	(5.9)	7.3
Accrued liabilities, including payroll and benefits	(25.3)	8.8	(9.0)
Income taxes	1.9	7.6	(10.4)

	$(78.2)	$8.2	$11.2

6.    Inventories

December 31 (dollars in millions)	2003	2002
Finished products	$153.8	$130.7
Work in process	48.2	39.7
Raw materials	70.8	58.3

Inventories, at FIFO cost	272.8	228.7
LIFO reserve	25.8	28.3

	$247.0	$200.4

7.    Property, Plant and Equipment

December 31 (dollars in millions)	2003	2002
Land	$10.9	$10.0
Buildings	140.0	141.2
Equipment	568.0	535.0

	718.9	686.2
Less accumulated depreciation	360.2	323.5

	$358.7	$362.7

8.    Goodwill

In connection with the adoption of SFAS No. 142, the company completed the transitional goodwill impairment test, which required the company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units as of January 1, 2002. Based on this analysis, the company concluded that no impairment existed at the time of adoption, and, accordingly, the company has not recognized any transitional impairment loss. Additionally, the company concluded that no impairment existed at the time of the annual impairment tests which were performed in the fourth quarter of 2003 and 2002, respectively. The two reporting units used to test goodwill for impairment are Electrical Products and Water Systems.

Changes in the carrying amount of goodwill during the years ended December 31, 2003 and 2002, respectively, consist of the following:

(dollars in millions)	Electrical Products	Water Systems	Total
Balance at December 31, 2001	$230.0	$65.1	$295.1
Acquisition of businesses (see Note 2)	3.7	--	3.7
Adjustment to finalize 2001 acquisitions	0.1	3.5	3.6

Balance at December 31, 2002	233.8	68.6	302.4
Acquisition of businesses (see Note 2)	0.4	--	0.4
Adjustment to finalize 2002 acquisitions	1.0	--	1.0

Balance at December 31, 2003	$235.2	$68.6	$303.8

As required by SFAS No. 142, the results of operations for periods prior to its adoption have not been restated. The following table reconciles reported net earnings and earnings per share to pro forma net earnings and earnings per share that would have resulted for the year ended December 31, 2001, if SFAS No. 142 had been adopted effective January 1, 2001:

Year ended December 31 (dollars in millions, except per share amounts)	2001
Net earnings as reported	$ 14.5
Goodwill amortization - after tax	4.3
Assembled workforce amortization - after tax	0.2

Net earnings - pro forma	$ 19.0

Basic earnings per share:
As reported	$ .61
Pro forma	.80
Diluted earnings per share:
As reported	$ .61
Pro forma	.79

9.    Debt and Lease Commitments

December 31 (dollars in millions)	2003	2002
Bank credit lines, average year-end interest rate of
of 1.7% for 2003 and 2.9% for 2002	$6.5	$27.2
Commercial paper, average year-end interest rate of
of 1.4% for 2003 and 1.7% for 2002	90.3	83.2
Term notes with insurance companies, expiring through
2018, average year-end interest rate of 6.3% for
for 2003 and 7.1% for 2002	166.2	127.9
Other notes, expiring through 2012, average year-end
interest rate of 2.5% for 2003 and 2.6% for 2002	12.5	12.5

	275.5	250.8
Less short-term debt	96.8	--
Less long-term debt due within one year	8.6	11.7

Long-term debt	$170.1	$239.1

The company has a $250 million multi-year revolving credit agreement with a group of nine financial institutions, which expires on August 2, 2004. The company expects to extend this revolving credit agreement prior to its expiration. Borrowings under the company’s bank credit lines and commercial paper borrowings are supported by the revolving credit agreement. As the revolving credit agreement expires in less than one year, outstanding borrowings of bank credit lines and commercial paper are classified as short-term debt at December 31, 2003. At its option, the company maintains either cash balances or pays fees for bank credit and services.

During June 2003, the company issued an additional $50 million in senior notes with two insurance companies. The notes range in maturity between 2013 and 2016 and carry a weighted-average interest rate of slightly less than 4.5 percent. The proceeds of the notes were used to repay commercial paper and revolver borrowing.

The company’s credit agreements and term notes contain certain conditions and provisions which restrict the company’s payment of dividends. Under the most restrictive of these provisions, retained earnings of $131.0 million are unrestricted as of December 31, 2003.

Scheduled maturities of long-term debt within each of the five years subsequent to December 31, 2003, are as follows: 2004-$8.6; 2005-$8.6; 2006-$6.9; 2007-$6.9; 2008-$9.6 million.

Future minimum payments under non-cancelable operating leases relating mostly to office, manufacturing and warehouse facilities total $58.8 million and are due as follows: 2004-$14.6; 2005-$9.8; 2006-$7.7; 2007-$6.8; 2008-$5.5 and thereafter — $14.4 million. Rent expense including payments under operating leases, was $22.4 $22.0 and $19.0 million in 2003, 2002 and 2001, respectively.

Interest paid by the company was $12.2, $13.9 and $16.9 million in 2003, 2002 and 2001, respectively.

10.    Stockholders’ Equity

The company’s authorized capital consists of 3 million shares of Preferred Stock $1 par value, 14 million shares of Class A Common Stock $5 par value, and 60 million shares of Common Stock $1 par value. The Common Stock has equal dividend rights with Class A Common Stock and is entitled, as a class, to elect 25 percent of the Board of Directors and has 1/10th vote per share on all other matters.

On May 10, 2002, the company completed the sale of 4,776,065 shares of Common Stock held in treasury. The $127.5 million net proceeds from the offering were used to reduce long-term debt.

During 2003, 2002 and 2001, 64,505, 91,049 and 36,236 shares, respectively, of Class A Common Stock were converted into Common Stock. Regular dividends paid on the Class A Common Stock and Common Stock amounted to $.58, $.54 and $.52 per share in 2003, 2002 and 2001, respectively.

At December 31, 2003, 32,595 and 3,270,754, shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock. At December 31, 2002, 32,595 and 3,476,844 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

Accumulated other comprehensive loss is as follows:

December 31 (dollars in millions)	2003	2002
Cumulative foreign currency translation adjustments	$0.8	$(3.4)
Unrealized net gain (loss) on cash flow derivative instruments	9.3	(3.8)
Additional minimum pension liability	(107.3)	(114.7)

	$(97.2)	$(121.9)

11.    Stock Options

The company adopted the A. O. Smith Combined Executive Incentive Compensation Plan (the “plan”) effective January 1, 2002. The plan supercedes and replaces two predecessor incentive compensation plans. The plan provides for the issuance of 1.5 million stock options at exercise prices equal to the fair value of Common Stock on the date of grant. Additionally, any shares that would have been available for stock option grants under either of the predecessor plans, if such plans were in effect, will be available for granting of stock option awards under the plan. The options granted become exercisable one year from date of grant and, for active employees, expire ten years after date of grant. The number of shares available for granting of options at December 31, 2003, was 990,350.

Participants may also be awarded shares of restricted stock under the plan. The company granted 49,100 and 49,000 shares of restricted Common Stock under the plan in 2003 and 2002, respectively. The restricted shares were valued at $1.4 million and $1.3 million at the date of issuance in 2003 and 2002, respectively, and will be recognized as compensation expense ratably over the three-year vesting period. Compensation expense of $0.6 and $0.1 million was recognized in 2003 and 2002, respectively.

11.    Stock Options (continued)

Changes in option shares, all of which are Common Stock, were as follows:

		Years Ended December 31
	Weighted- Average Per Share Exercise Price	2003	2002	2001
Outstanding at beginning of year	$18.54	2,585,000	2,733,600	2,448,500
Granted
2003--$28.70 per share	28.70	286,400
2002--$26.88 per share			296,400
2001--$15.14 per share				510,700
Exercised
2003--$16.33 to $18.33 per share	17.41	(146,800)
2002--$8.67 to $18.33 per share			(432,400)
2001--$5.63 to $16.33 per share				(225,600)
Expired
2002--$27.25 to $29.03 per share		--	(12,600)	--

Outstanding at end of year
(2003--$13.56 to $29.03 per share)	19.67	2,724,600	2,585,000	2,733,600

Exercisable at end of year	18.60	2,438,200	2,288,600	2,222,900

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and exercisable at December 31, 2003:

Range of Exercise Prices	Options Outstanding at December 31, 2003	Weighted- Average Exercise Price	Options Exercisable at December 31, 2003	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
$ 13.56	545,300	$ 13.56	545,300	$ 13.56	7 years
$15.14 to $18.33	1,268,100	16.36	1,268,100	16.36	5 years
$26.88 to $29.03	911,200	27.90	624,800	27.55	8 years

	2,724,600		2,438,200

The weighted-average fair value per option at the date of grant during 2003, 2002 and 2001 using the Black-Scholes option-pricing model, was $11.14, $9.71 and $5.30, respectively. Assumptions were as follows:

	2003	2002	2001
Expected life (years)	6.4	6.3	6.0
Risk-free interest rate	3.7%	3.3%	4.7%
Dividend yield	2.2%	2.2%	2.3%
Expected volatility	43.9%	41.3%	37.9%

12.    Pension and Other Post-retirement Benefits

The company provides retirement benefits for all United States employees including benefits for employees of discontinued operations which were earned up to the date of sale. Plan assets consist primarily of marketable equities and debt securities. The company also has several foreign pension plans, none of which are material to the company’s financial position.

The company has a defined-contribution profit sharing and retirement plan covering the majority of its salaried nonunion employees which provides for annual company contributions of 35 percent to 140 percent of qualifying contributions made by participating employees. The amount of the company’s contribution in excess of 35 percent is dependent upon the company’s profitability. The company also has defined-contribution plans for certain hourly employees which provide for annual matching company contributions.

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

12.    Pension and Other Post-retirement Benefits (continued)

Obligations and Funded Status

The following tables present the changes in benefit obligations, plan assets and funded status for domestic pension and post-retirement plans and the components of net periodic benefit costs.

	Pension Benefits		Post-retirement Benefits
Years ended December 31 (dollars in millions)	2003	2002	2003	2002
Change in benefit obligations
Benefit obligation at beginning of year	$(703.9)	$(650.5)	$(18.2)	$(16.5)
Service cost	(7.5)	(8.3)	(0.2)	(0.3)
Interest cost	(46.8)	(46.9)	(1.1)	(1.2)
Participant contributions	--	--	(0.6)	(0.5)
Plan amendments	7.8	(1.2)	(0.2)	--
Actuarial losses including assumption changes	(56.5)	(49.0)	1.1	(1.5)
Benefits paid	55.6	52.0	1.9	1.8

Benefit obligation at end of year	$(751.3)	$(703.9)	$(17.3)	$(18.2)

Change in plan assets
Fair value of plan assets at beginning of year	$592.8	$704.3	$--	$--
Actual return on plan assets	127.9	(60.3)	--	--
Contribution by the company	2.0	0.8	1.3	1.3
Participant contributions	--	--	0.6	0.5
Benefits paid	(55.6)	(52.0)	(1.9)	(1.8)

Fair value of plan assets at end of year	$667.1	$592.8	$--	$--

Benefit obligations in excess of plan assets	$(84.2)	$(111.1)	$(17.3)	$(18.2)
Unrecognized net actuarial loss (gain)	200.6	205.7	(1.4)	(0.2)
Unrecognized prior service cost (credit)	(0.2)	8.0	--	(0.4)

Net amount recognized	$116.2	$102.6	$(18.7)	$(18.8)

Amounts recognized in the statement of
financial position:
Other assets	$--	$5.3	$--	$--
Accumulated other comprehensive loss before tax	177.8	189.9	--	--
Current liabilities	--	(1.8)	(1.7)	(1.6)
Non-current liabilities	(61.6)	(90.8)	(17.0)	(17.2)

Net amount recognized	$116.2	$102.6	$(18.7)	$(18.8)

12.    Pension and Other Post-retirement Benefits (continued)

	Pension Benefits			Post-retirement Benefits
Years ended December 31 (dollars in millions)	2003	2002	2001	2003	2002	2001
Components of net periodic benefit cost
Service cost	$7.5	$8.3	$5.9	$0.2	$0.3	$0.3
Interest cost	46.8	46.9	41.6	1.1	1.2	1.3
Expected return on plan assets	(66.3)	(73.3)	(68.1)	--	--	--
Amortization of prior service cost	0.4	1.0	1.0	(0.2)	(0.2)	(0.2)
Amortization of transition asset	--	--	(0.5)	--	--	--
Amortization of net actuarial gain	--	--	--	--	--	(0.1)

Defined-benefit plan cost (income)	(11.6)	(17.1)	(20.1)	$1.1	$1.3	$1.3

Various U.S. defined-contribution
Plans cost	4.5	4.7	2.4

	$(7.1)	$(12.4)	$(17.7)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the company’s pension plans, both of which are underfunded, with accumulated benefit obligations in excess of plan assets were $751.3, $730.2 and $667.1 million, respectively, as of December 31, 2003, and $703.9, $686.6 and $592.8 million, respectively, as of December 31, 2002.

Additional information

The change in the minimum liability included in other comprehensive income is as follows:

	Pension Benefits		Post-retirement Benefits
Years ended December 31 (dollars in millions)	2003	2002	2003	2002
Increase (decrease) in minimum liability included in other
comprehensive income, net of tax	$(7.4)	$114.7	$--	$--

Assumptions

Actuarial assumption used to determine benefit obligations at December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2003	2002	2003	2002
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

12.    Pension and Other Post-retirement Benefits (continued)

Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31 is as follows:

	Pension Benefits			Post-retirement Benefits
Years ended December 31	2003	2002	2001	2003	2002	2001
Discount rate	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%
Expected long-term return on plan assets	9.00%	9.75%	10.00%	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

In developing the expected long-term rate of return assumption, the company evaluated its pension plan’s target asset allocation and historical long-term rates of return of equity and bond indices. The company also considered its pension plan’s historical 10-year and 25-year compounded annualized returns of 11.6 percent and 13.4 percent, respectively.

Assumed health care cost trend rates

Assumed health care cost trend rates as of December 31 are as follows:

	2003	2002
Health care cost trend rate assumed for next year	9.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the
ultimate trend rate)	5.00%	6.00%
Year that the rate reaches the ultimate trend rate	2009	2004

A one-percentage-point change in the assumed health care cost trend rates would not result in a material impact on the company’s consolidated financial statements.

Plan Assets

The company’s pension plan weighted asset allocations by asset category are as follows at December 31:

	December 31,
Asset Category	2003	2002
Equity securities	72%	56%
Debt securities	24	41
Private equity	3	3
Other	1	--

	100%	100%

The company’s target allocation to equity managers is between 60 to 70 percent with the remainder allocated primarily to bond managers and a small allocation to private equity managers. The company regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.

There is no company stock included in plan assets at December 31, 2003 and 2002, respectively.

Cash Flows

The company does not expect to contribute to its pension plans in 2004.

12.    Pension and Other Post-retirement Benefits (continued)

Estimated Future Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years ending December 31 (dollars in millions)	Pension Benefits	Post- retirement Benefits
2004	$ 57.0	$ 1.3
2005	58.4	1.3
2006	59.8	1.3
2007	61.0	1.4
2008	62.2	1.4
Years 2009 - 2013	326.7	7.2

13.    Income Taxes

The components of the provision for income taxes consisted of the following:

Years ended December 31 (dollars in millions)	2003	2002	2001
Current:
Federal	$0.1	$4.8	$(10.1)
State	1.4	1.6	--
International	4.5	3.5	2.4
Deferred	20.8	17.2	15.7

	$26.8	$27.1	$8.0

The provision for income taxes differs from the U.S. federal statutory rate due to the following items:

Years ended December 31	2003	2002	2001
Provision at U.S. federal statutory rate	35.0%	35.0%	35.0%
State income and franchise taxes, net of federal benefit	3.1	3.5	(.8)
International income tax rate differential	(3.5)	(2.3)	2.2
Research tax credits	(1.2)	(1.3)	(1.3)
Other	.5	(.4)	.4

	33.9%	34.5%	35.5%

Components of earnings before income taxes were as follows:

Years ended December 31 (dollars in millions)	2003	2002	2001
United States	$60.0	$63.5	$18.9
International	19.0	14.9	3.6

	$79.0	$78.4	$22.5

13.    Income Taxes (continued)

Total taxes paid (tax refunds received) by the company for continuing and discontinued operations amounted to $6.7, $(10.6) and $(2.7) million in 2003, 2002 and 2001, respectively.

No provision for U.S. income taxes or foreign withholding taxes has been made on the undistributed earnings of foreign subsidiaries as such earnings are considered to be permanently invested. At December 31, 2003, the undistributed earnings amounted to $69.3 million. Determination of the amount of unrecognized deferred tax liability on the undistributed earnings is not practicable. In addition, no provision or benefit for U.S. income taxes have been made on foreign currency translation gains or losses.

The tax effects of temporary differences of assets and liabilities between income tax and financial reporting are as follows:

December 31 (dollars in millions)
	2003		2002
	Assets	Liabilities	Assets	Liabilities
Employee benefits	$41.9	$--	$52.3	$--
Recoverable dip tube costs	--	13.1	--	13.3
Product liability and warranty	36.2	--	39.0	--
Depreciation differences	--	44.9	--	45.6
Amortization differences	--	31.2	--	24.1
Derivative instruments	--	6.0	2.4	--
Tax loss and credit carryovers	4.7	--	6.8	--
All other	2.3	3.5	4.3	2.6

	$85.1	$98.7	$104.8	$85.6

Net asset (liability)		$(13.6)	$19.2

These deferred tax assets and liabilities are classified in the balance sheet as current or long-term based on the balance sheet classification of the related assets and liabilities as follows:

December 31 (dollars in millions)	2003	2002
Current deferred income tax assets	$14.3	$26.7
Long-term deferred income tax liabilities	(27.9)	(7.5)

Net asset (liability)	$(13.6)	$19.2

As a result of the acquisition of State, the company has $6.8 million of federal capital loss carryovers that expire in 2006 and $3.7 million of tax credits, the majority of which have an unlimited carryover period. Due to the change in State ownership, the annual limitation for utilization of the federal net operating loss carryovers is the equivalent of $2.2 million of deductions.

The company also has approximately $140 million of state and local net operating loss carryovers. The majority of these carryovers expire between 2010 and 2023.

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

14.    Litigation and Insurance Matters (continued)

In 1999, a class action lawsuit was filed in the United States District Court, Western District of Missouri, by individuals on behalf of themselves and all persons throughout the United States who have owned or currently own a water heater manufactured by Rheem Manufacturing Company, A. O. Smith Corporation, Bradford White Company, American Water Heater Company, Lochinvar Corporation and State Industries, Inc. (the “water heater manufacturers”) that contains a dip tube manufactured, designed, supplied, or sold by Perfection Corporation between August 1993 and October 1996. A dip tube is a plastic tube in a residential water heater that brings the cold water supply to the bottom area of the tank to be heated. The plaintiffs and the water heater manufacturers reached a settlement of this lawsuit which the Court approved in 2000. The water heater manufacturers paid the settlement, and all other legal actions brought against the water heater manufacturers related to dip tube claims have been dismissed as a result of the settlement of the class action.

Separately, the water heater manufacturers in late 1999 filed a direct action lawsuit in the Civil District Court for the Parish of Orleans, State of Louisiana, against Perfection Corporation and American Meter Company, the parent company of Perfection, and their insurers. This lawsuit seeks (1) recovery of damages sustained by the water heater manufacturers related to the costs of the class action settlement and the handling of dip tube claims outside of and prior to the national class action settlement, (2) damages for the liability of the water heater manufacturers assumed by Perfection Corporation by contract and (3) personal injuries suffered by the water heater manufacturers as a result of the disparagement of their businesses. Also relating to the water heater manufacturers’ recovery efforts, the insurers of Perfection Corporation have brought third-party claims against the water heater manufacturers in a state court action in Cook County, Illinois. This action has been stayed by order of the Court.

Perfection Corporation has also sued the water heater manufacturers in a separate action in Cook County, Illinois. The filing by Perfection Corporation is an attempt to preempt the Louisiana lawsuit. This action has been stayed by order of the Court.

As of December 31, 2003 and 2002, respectively, the company recorded a long-term receivable of $34.0 million (as detailed below) related to dip tube repair claims, administrative costs, legal fees and related expenses.

(dollars in millions)
Claim payments	$22.3
Administrative costs	7.5
Legal fees	4.2

$34.0

It is the company’s expectation that all or a substantial portion of its costs will be recovered from Perfection Corporation, American Meter Company and their insurers, as well as the company’s insurers. The water heater manufacturers have negotiated settlements with 11 insurers of Perfection Corporation and American Meter Company with the proceeds of the settlements being placed in escrow. Negotiating opportunities with Perfection Corporation, American Meter Company and the two remaining insurance company defendants in the lawsuit continues to be available. Management also believes the two defendant companies have the financial ability to pay a judgment. The Company has initiated the claim process with the company’s insurers and reasonably believes that, if necessary, coverage provisions would apply. Management also believes the two insurance companies have the financial ability to pay a judgment.

The company is currently involved as a potentially responsible party (PRP) in judicial and administrative proceedings initiated on behalf of various state and federal regulatory agencies seeking to clean up 11 sites which have been environmentally impacted (the “sites”) and to recover costs they have incurred or will incur as to the sites. In 2003, remediation at one such site was completed and the company entered into a de minimis settlement agreement with the United States Environmental Protection Agency (EPA). The company has fulfilled its obligations under the agreement and will have no further liability at the site. In the fourth quarter of 2003, the company was notified that it has been identified as a de minimis party at a new site in Indiana. Based on

14.    Litigation and Insurance Matters, continued

information available concerning its involvement at the site, the company expects to have minimal liability for remediation of the site.

It is impossible at this time to estimate the total cost of remediation for the sites or the company’s ultimate share of those costs, primarily because the sites are in various stages of the remediation process and issues remain open at many sites concerning the selection and implementation of the final remedy, the cost of that remedy and the company’s liability at a site relative to the liability and viability of the other PRPs. The company has established reserves for the sites in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such cleanups when those costs are capable of being reasonably estimated. To the best of the company’s knowledge, the reserves it has established, $1.1 and $1.8 million at December 31, 2003 and 2002, respectively, and insurance proceeds that are available to the company are sufficient to cover the company’s liability. The company further believes its insurers have the financial ability to pay any such covered claims, and there are viable PRPs at each of the sites which have the financial ability to pay their respective shares of liability at the sites. The company believes that any environmental claims in excess of reserves, insurance proceeds and indemnified amounts would not result in a material change in its results of operations, financial condition or liquidity.

In addition to those sites, the company is involved in two other environmental matters. The first is a matter the company previously reported which involves a former mine in Colorado that is being remediated by the United States Environmental Protection Agency (EPA). The State of Colorado appealed the trial court’s decision to dismiss the State’s claims against the company to recover its costs associated with remediation of the mine site. The Court of Appeals reversed the order dismissing those claims and remanded the matter back to the trial court. The company believes that the claims against it will ultimately be dismissed because the company was neither an “owner” nor “operator” of the site, but was merely a stockholder in a mining corporation that worked the mine from 1936 to 1942. As such, it has no liability under applicable environmental laws to the State or any other party. The second matter involves a notification by a private party that it intends to bring a lawsuit against the company and other companies involved in mining operations in Colorado that caused damage to the private party’s land. Since the company was merely a stockholder in mining corporations that worked the mines involved in this claim from 1936 to 1942, it expects that any claims brought against it by the private party property owner will also be ultimately dismissed.

With respect to non-environmental claims, the company has self-insured a portion of its product liability loss exposure and other business risks for many years. The company has established reserves which it believes are adequate to cover incurred claims. For the year ended December 31, 2003, the company had $125 million of third-party product liability insurance for individual losses in excess of $3 million and for aggregate annual losses in excess of $65 million. The company periodically reevaluates its exposure on claims and makes adjustments to its reserves as appropriate.

15.    Operations by Segment

The company has two reportable segments: Electrical Products and Water Systems. The Electrical Products segment manufactures fractional horsepower alternating current (A/C) and direct current (D/C) and integral horsepower motors used in fans and blowers in furnaces, air conditioners and ventilating systems; industrial applications such as material handling; as well as in other consumer products such as home appliances and pumps, swimming pools, hot tubs and spas. In addition, the Electrical Products segment manufactures hermetic motors which are sold worldwide to manufacturers of compressors used in air conditioning and refrigeration systems. The Water Systems segment manufactures residential gas and electric water heaters as well as commercial water heating equipment used in a wide range of applications including hotels, laundries, car washes, factories and large institutions. In addition, the Water Systems segment manufactures copper tube boilers used in large-volume hot water and hydronic heating applications.

15.    Operations by Segment (continued)

The accounting policies of the reportable segments are the same as those described in the “Summary of Significant Accounting Policies” outlined in Note 1. Intersegment sales have been excluded from segment revenues and are immaterial. Operating earnings, defined by the company as earnings before interest, taxes, general corporate and corporate research and development expenses, is used to measure the performance of the segments and allocate resources.

	Net earnings			Net Sales
Years ended December 31 (dollars in millions)	2003	2002	2001	2003	2002	2001
Electrical Products	$54.2	$57.6	$20.8	$824.6	$790.4	$802.7
Water Systems	57.2	58.4	39.2	706.1	678.7	348.5

Total segments - Operating earnings	111.4	116.0	60.0	$1,530.7	$1,469.1	$1,151.2

General corporate and research
and development expenses	(20.2)	(23.7)	(21.1)
Interest expense	(12.2)	(13.9)	(16.4)

Earnings before income taxes	79.0	78.4	22.5
Provision for income taxes	(26.8)	(27.1)	(8.0)

Net earnings	$52.2	$51.3	$14.5

Net sales of the Electrical Products segment includes sales to York International Corporation of $157.3, $173.3 and $171.9 million in 2003, 2002 and 2001, respectively.

Assets, depreciation and capital expenditures by segment

	Total Assets (December 31)			Depreciation and Amortization (Years Ended December 31)			Capital Expenditures (Years Ended December 31)
(dollars in millions)	2003	2002	2001	2003	2002	2001	2003	2002	2001
Electrical Products	$732.1	$697.4	$680.3	$33.7	$33.1	$37.0	$25.6	$24.6	$29.5
Water Systems	466.8	434.7	420.6	17.6	16.9	8.9	19.1	17.6	5.7

Total segments	1,198.9	1,132.1	1,100.9	51.3	50.0	45.9	44.7	42.2	35.2
Corporate assets	81.0	92.8	191.2	0.8	0.7	1.2	0.2	0.3	0.1
Discontinued operations	--	--	1.8	--	--	--	--	--	--

Total	$1,279.9	$1,224.9	$1,293.9	$52.1	$50.7	$47.1	$44.9	$42.5	$35.3

Corporate assets consist primarily of cash and cash equivalents, deferred income taxes and a prepaid pension asset in 2001.

15.    Operations by Segment (continued)

Net sales and long-lived assets by geographic location

The following data by geographic area includes net sales based on product shipment destination and long-lived assets based on physical location. Long-lived assets include net property, plant and equipment; and other long-term assets and exclude prepaid pension, other intangibles and long-lived assets of discontinued operations.

	Long-Lived Assets				Net Sales
(dollars in millions)	2003	2002	2001		2003	2002	2001
United States	$267.1	$283.0	$283.4	United States	$1,295.9	$1,282.9	$984.4
Mexico	110.3	102.7	102.0	Foreign	234.8	186.2	166.8

China	32.5	26.6	17.2	Total	$1,530.7	$1,469.1	$1,151.2

Other Foreign	11.4	9.8	8.6

Total	$421.3	$422.1	$411.2

16.    Quarterly Results of Operations (Unaudited)

(dollars in millions, except per share amounts)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2003	2002	2003	2002	2003	2002	2003	2002
Net sales	$387.9	$371.9	$417.6	$386.3	$356.4	$352.4	$368.8	$358.5
Gross profit	78.2	76.9	83.8	81.4	61.5	66.4	75.2	75.1
Net earnings	13.7	12.1	19.8	18.0	6.0	10.0	12.7	11.2
Net earnings per share
Basic	.47	.51	.68	.68	.21	.35	.43	.39
Diluted	.46	.50	.67	.66	.20	.34	.42	.38
Common dividends declared	.14	.13	.14	.13	.15	.14	.15	.14

Net earnings per share are computed separately for each period and, therefore, the sum of such quarterly per share amounts may differ from the total for the year.

See Note 9 for restrictions on the payment of dividends.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003 and have concluded that these disclosure controls and procedures were adequate and effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls
There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect our disclosure controls and procedures nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the headings “Election of Directors” and “Board Committees” as it relates to the Audit Committee and Report of the Audit Committee in the company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference. The information required regarding Executive Officers of the company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the company.”

The company has a separately designated Audit Committee on which Kathleen J. Hempel, Gene C. Wulf and Mark D. Smith serve, with Ms. Hempel as Chairperson. All members are independent under applicable SEC and NYSE rules; Ms. Hempel and Mr. Wulf are “audit committee financial experts” in accordance with SEC rules.

The company has adopted a Financial Code of Ethics applicable to its principal executive officer, principal financial officer and principal accounting officer. As a best practice, this Code has been executed by all other company officers and key financial and accounting personnel as well. In addition, the company has adopted a general code of business conduct for its directors, officers and all employees, which is known as the A. O. Smith Guiding Principles. The Financial Code of Ethics, the A. O. Smith Guiding Principles and other company corporate governance matters are available on the company’s website at www.aosmith.com. The company intends to disclose on this website any amendments to, or waivers from, the Financial Code of Ethics or the A. O. Smith Guiding Principles that are required to be disclosed pursuant to SEC rules. To date there have been no waivers of the Financial Code of Ethics or the A. O. Smith Guiding Principles. Stockholders may obtain copies of any of these corporate governance documents free of charge by writing to the Corporate Secretary at the address on the cover page of this Form 10-K.

The information included under the heading “Compliance with Section 16(a) of the Securities Exchange Act” in the company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 11 — EXECUTIVE COMPENSATION

The information included under the heading “Executive Compensation” in the company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference, except for the information required by paragraphs (i), (k) and (l) of Item 402(a)(8) of Regulation S-K.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information included under the headings “Principal Stockholders” and “Security Ownership of Directors and Management” in the company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included under the heading “Compensation Committee Interlocks and Insider Participation” in the company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of this Form and the Audit Committee’s pre-approval policy regarding the engagement of the principal accountant are incorporated herein by reference from the company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) under the heading “Report of the Audit Committee.”

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES and REPORTS ON FORM 8-K

(a)	Financial Statements and Financial Statement Schedules

Form 10-K Page Number
The following consolidated financial statements of A. O. Smith Corporation are included in Item 8:
Consolidated Balance Sheets at December 31, 2003 and 2002	20
For each of the three years in the period ended December 31, 2003:
- Consolidated Statement of Earnings	21
- Consolidated Statement of Comprehensive Earnings (Loss)	21
- Consolidated Statement of Cash Flows	22
- Consolidated Statement of Stockholders' Equity	23
Notes to Consolidated Financial Statements	24 - 44

The following consolidated financial statement schedule of A. O. Smith Corporation is included in Item 15(d):
Schedule II - Valuation and Qualifying Accounts	49
Schedules not included have been omitted because they are not applicable.

(b)	Reports on Form 8-K

On December 12, 2003, the company filed a Current Report on Form 8-K, reporting under Items 5 and 7, announcing the election of Paul W. Jones as president and chief operating officer in January, 2004.

(c)	Exhibits — see the Index to Exhibits on pages 58 — 59 of this report.

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

A. O. SMITH CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Years ended December 31, 2003, 2002 and 2001

Description	Balance at Beginning of Year	Charged to Costs and Expenses[1]	Acquisition of Businesses[2]	Deductions[3]	Balance at End of Year
2003:
Valuation allowance
for trade and notes
receivable	$ 4.8	$ 0.8	$ 0.3	$ (1.7)	$ 4.2
2002:
Valuation allowance
for trade and notes
receivable	4.9	2.6	(0.6)	(2.1)	4.8
2001:
Valuation allowance
for trade and notes
receivable	3.0	2.3	1.6	(2.0)	4.9

1Provision based upon estimated collection.

2Associated with the purchase of State and Shenzhen Speeda Industrial Co., Ltd.

3Uncollectible amounts/expenditures charged against the reserve.

EXHIBIT 21

SUBSIDIARIES

The following lists all subsidiaries and affiliates of A. O. Smith Corporation.

Name of Subsidiary	Jurisdiction in Which Incorporated
AOS Holding Company	Delaware
A. O. Smith International Corporation	Delaware
State Industries, Inc.	Tennessee
A. O. Smith Export, Ltd.	Barbados
A. O. Smith Holdings (Barbados) SRL	Barbados
A. O. Smith Enterprises Ltd.	Canada
A. O. Smith (China) Water Heater Co., Ltd.	China
A. O. Smith Electrical Products (Changzhou) Co., Ltd.	China
A. O. Smith Electrical Products (Shenzhen) Co., Ltd.	China
A. O. Smith Electrical Products (Suzhou) Co., Ltd.	China
A. O. Smith Electrical Products (Taizhou) Co., Ltd.	China
A. O. Smith L'eau chaude S.a.r.l	France
A. O. Smith Warmwasser-Systemtechnik GmbH	Germany
A. O. Smith Electrical Products Limited Liability Company	Hungary
A. O. Smith Electric Motors (Ireland) Ltd.	Ireland
A. O. Smith Holdings (Ireland) Ltd.	Ireland
IG-Mex, S. de R.L. de C.V	Mexico
Motores Electricos de Juarez, S. de R.L. de C.V	Mexico
Motores Electricos de Monterrey, S. de R.L. de C.V	Mexico
Productos de Agua, S. de R.L. de C.V	Mexico
Productos Electricos Aplicados, S. de R.L. de C.V	Mexico
A.O. Smith Electrical Products B.V	The Netherlands
A.O. Smith Water Products Company, B.V	The Netherlands
A.O. Smith Holdings B.V	The Netherlands
A.O. Smith Holdings II B.V	The Netherlands
A.O. Smith International Holdings B.V	The Netherlands
A.O. Smith Products v.o.f	The Netherlands
A. O. Smith Electrical Products (S.E.A.) Pte Ltd.	Singapore
A. O. Smith Electrical Products Limited	United Kingdom
State Water Heaters (U.K.) Limited	United Kingdom

EXHIBIT 23

CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-37878, 33-56827, 333-05799, 333-92329 and 333-92482) pertaining to the A. O. Smith Corporation 1990 Long-Term Executive Incentive Compensation Plan, the A. O. Smith Corporation Long-Term Executive Incentive Compensation Plan and the A. O. Smith Combined Executive Incentive Compensation Plan and in the related prospectuses of our report dated January 19, 2004, with respect to the consolidated financial statements and schedule of A. O. Smith Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 2003.

ERNST & YOUNG LLP

Milwaukee, Wisconsin
February 23, 2004

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Robert J. O’Toole, Chairman and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of A. O. Smith Corporation (the “company”);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this report;

4.	The company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the company and we have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any changes in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter (the company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting; and

5.	The company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company’s auditors and the audit committee of the company’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the company’s internal control over financial reporting.

Date: February 23, 2004

/s/ Robert J. O’Toole
Robert J. O’Toole
Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kenneth W. Krueger, Senior Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of A. O. Smith Corporation (the “company”);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this report;

4.	The company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the company and we have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any changes in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter (the company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting; and

5.	The company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company’s auditors and the audit committee of the company’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the company’s internal control over financial reporting.

Date: February 23, 2004

/s/ Kenneth W. Krueger
Kenneth W. Krueger
Senior Vice President and Chief Financial Officer

Exhibit 32

Written Statement of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, each of the undersigned certifies that to the best of our knowledge:

(1)	the Annual Report on Form 10-K of A. O. Smith Corporation for the year ended December 31, 2003 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of A. O. Smith Corporation.

Date: February 23, 2004

/s/ Robert J. O’Toole
Robert J. O’Toole
Chairman and Chief Executive Officer

/s/ Kenneth W. Krueger
Kenneth W. Krueger
Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

A. O. SMITH CORPORATION
By: /s/ Robert J. O'Toole
Robert J. O'Toole
Chief Executive Officer
Date: February 23, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 23, 2004 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Signature
ROBERT J. O'TOOLE	/s/ Robert J. O'Toole
Chairman of the Board of	Robert J. O'Toole
Directors and
Chief Executive Officer
PAUL W. JONES	/s/ Paul W. Jones
President and	Paul W. Jones
Chief Operating Officer
KENNETH W. KRUEGER	/s/ Kenneth W. Krueger
Senior Vice President and	Kenneth W. Krueger
Chief Financial Officer
JOHN J. KITA	/s/ John J. Kita
Vice President, Treasurer and Controller	John J. Kita
RONALD D. BROWN	/s/ Ronald D. Brown
Director	Ronald D. Brown
WILLIAM F. BUEHLER	/s/ William F. Buehler
Director	William F. Buehler
KATHLEEN J. HEMPEL	/s/ Kathleen J. Hempel
Director	Kathleen J. Hempel
DENNIS J. MARTIN	/s/ Dennis J. Martin
Director	Dennis J. Martin
BRUCE M. SMITH	/s/ Bruce M. Smith
Director	Bruce M. Smith
MARK D. SMITH	/s/ Mark D. Smith
Director	Mark D. Smith
GENE C. WULF	/s/ Gene C. Wulf
Director	Gene C. Wulf

INDEX TO EXHIBITS

Exhibit Number Description

(3)(i)	Restated Certificate of Incorporation of the corporation as amended April 5, 1995, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended March 31, 1995, and as further amended on February 5, 1996, and incorporated by reference to the annual report on Form 10-K for the year ended December 31, 1995.

(3)(ii)	By-laws of the corporation as amended October 7, 1997, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended September 30, 1997.

(4) (a)	Restated Certificate of Incorporation of the corporation as amended April 5, 1995, incorporated by reference to Exhibit 3 to the corporation's annual report on Form 10-K for the year ended December 31, 1995 (File No. 1-475)

(b)	Credit Agreement, dated as of August 2, 1999, among A. O. Smith Corporation, various financial institutions, The First National Bank of Chicago, as Syndication Agent and Bank of America, N.A., as Agent, incorporated by reference to Exhibit 4(b) to the corporation's annual report on Form 10-K for the year ended December 31, 2000 (File No. 1-475)

(c)	First Amendment, dated as of July 28, 2000, to Credit Agreement, among A. O. Smith Corporation, various financial institutions, Bank One, N.A. (formerly The First National Bank of Chicago), as Syndication Agent and Bank of America, N.A., as Agent, incorporated by reference to Exhibit 4.3 to corporation's registration statement on Form S-3 (Reg. No. 333-86074)

(d)	Second Amendment, dated as of July 27, 2001, to Credit Agreement, among A. O. Smith Corporation, various financial institutions, Bank One, N.A. (formerly The First National Bank of Chicago), as Syndication Agent and Bank of America, N.A., as Agent, incorporated by reference to Exhibit 4.4 to corporation's registration statement on Form S-3 (Reg. No. 333-86074)

(e)	The corporation has instruments that define the rights of holders of long-term debt that are not being filed with this Registration Statement in reliance upon Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of these instruments.

(10)	Material Contracts

(a)	A. O. Smith Corporation 1990 Long-Term Executive Incentive Compensation Plan, as amended, incorporated by reference to the Form S-8 Registration Statement filed by the corporation on December 13, 1994, (Reg. No. 33-56827).

(b)	A. O. Smith Corporation Long-Term Executive Incentive Compensation Plan incorporated by reference to the Form S-8 Registration Statement filed by the corporation on December 8, 1999, (Reg. No. 333-92329).

(c)	A. O. Smith Combined Executive Incentive Compensation Plan, incorporated by reference as Exhibit A to the Proxy Statement filed on March 4, 2002, for the April 8, 2002, Annual Meeting of Stockholders.

INDEX TO EXHIBITS (continued)

Exhibit Number Description

(10) (d)	Executive Life Insurance Plan, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992

(e)	Corporate Directors' Deferred Compensation Plan, as amended, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992

(f)	Executive Supplemental Pension Plan incorporated by Reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(g)	Supplemental Profit Sharing Plan, incorporated by Reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(21)	Subsidiaries (Page 50).

(23)	Consent of Independent Auditors (Page 51).

(31.1)	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 23, 2004. (Page 52)

(31.2)	Certification by the Senior Vice-President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 23, 2004. (Page 54)

(32)	Written Statement of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Page 57).