Form 10-Q
period 2004-03-31
SMITH A O CORP
filed 2004-05-03
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004.

OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _______________

Commission File Number 1-475

A.O. SMITH CORPORATION

Delaware	39-0619790
(State of Incorporation)	(IRS Employer ID Number)

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

Class A Common Stock Outstanding as of March 31, 2004 — 8,497,373 shares

Common Stock Outstanding as of March 31, 2004 — 20,902,450 shares

Exhibit Index Page 18

Index

A. O. Smith Corporation

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Statements of Earnings
- Three months ended March 31, 2004 and 2003	3
Condensed Consolidated Balance Sheets
- March 31, 2004 and December 31, 2003	4
Condensed Consolidated Statements of Cash Flows
- Three months ended March 31, 2004 and 2003	5
Notes to Condensed Consolidated Financial Statements
- March 31, 2004	6-9
Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	10-13
Item 4. Controls and Procedures	14
Part II. Other Information
Item 1. Legal Proceedings	15
Item 4. Submission of Matters to a Vote of Security Holders	15
Item 5. Other Information	15
Item 6. Exhibits and Reports on Form 8-K	15-16
Signatures	17
Index to Exhibits	18
Exhibit 31.1	19-20
Exhibit 31.2	21-22
Exhibit 32	23

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

A.O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
Three Months ended March 31, 2004 and 2003
(dollars in millions, except for per share data)
(unaudited)

	Three Months Ended March 31
	2004	2003
Electrical Products	$223.6	$213.1
Water Systems	192.9	174.8

Net Sales	416.5	387.9
Cost of products sold	338.3	309.7

Gross profit	78.2	78.2
Selling, general and administrative expenses	58.6	54.1
Interest expense	3.2	2.9
Other expense - net	0.2	0.3

	16.2	20.9
Provision for income taxes	5.4	7.2

Net Earnings	$10.8	$13.7

Earnings per Common Share
Basic	$0.37	$0.47

Diluted	$0.36	$0.46

Dividends per Common Share	$0.15	$0.14

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

A.O. SMITH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2004 and December 31, 2003
(dollars in millions)
(unaudited)

	March 31, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$8.1	$18.7
Receivables	289.1	236.7
Inventories	246.9	247.0
Deferred income taxes	10.4	14.3
Other current assets	42.0	31.0

Total Current Assets	596.5	547.7
Property, plant and equipment	727.2	718.9
Less accumulated depreciation	372.4	360.2

Net property, plant and equipment	354.8	358.7
Goodwill	303.8	303.8
Other intangibles	8.0	7.1
Other assets	64.2	62.6

Total Assets	$1,327.3	$1,279.9

Liabilities
Current Liabilities
Short-term debt	$111.8	$96.8
Trade payables	163.6	144.5
Accrued payroll and benefits	28.4	30.5
Accrued liabilities	41.9	39.3
Product warranty	18.9	18.9
Long-term debt due within one year	8.6	8.6

Total Current Liabilities	373.2	338.6
Long-term debt	167.9	170.1
Pension liability	59.8	61.6
Other liabilities	104.2	105.5
Deferred income taxes	29.6	27.9

Total Liabilities	734.7	703.7
Stockholders' Equity
Class A common stock, $5 par value: authorized
14,000,000 shares; issued 8,529,968	42.6	42.7
Common stock, $1 par value: authorized 60,000,000
shares; issued 24,019,394	24.0	24.0
Capital in excess of par value	73.6	73.9
Retained earnings	630.2	623.9
Accumulated other comprehensive loss	(90.5)	(97.2)
Treasury stock at cost	(87.3)	(91.1)

Total Stockholders' Equity	592.6	576.2

Total Liabilities and Stockholders' Equity	$1,327.3	$1,279.9

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

A.O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2004 and 2003
(dollars in millions)
(unaudited)

	Three Months Ended March 31
	2004	2003
Operating Activities
Net earnings	$10.8	$13.7
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	12.6	12.3
Amortization	0.7	0.5
Net change in current assets and liabilities	(33.5)	(36.0)
Net change in other noncurrent assets and liabilities	(1.6)	(0.2)
Other	(0.8)	(1.0)

Cash Used in Operating Activities	(11.8)	(10.7)
Investing Activities
Capital expenditures	(9.6)	(5.4)

Cash Used in Investing Activities	(9.6)	(5.4)
Financing Activities
Short-term debt incurred - net	15.0	--
Long-term debt incurred	--	16.5
Long-term debt retired	(2.1)	(2.1)
Net proceeds from common stock and option activity	2.5	--
Dividends paid	(4.4)	(4.1)

Cash Provided by Financing Activities	11.0	10.3
Cash (Used in) Provided by Discontinued Operations	(0.2)	0.5

Net decrease in cash and cash equivalents	(10.6)	(5.3)
Cash and cash equivalents-beginning of period	18.7	32.8

Cash and Cash Equivalents - End of Period	$8.1	$27.5

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the 2004 presentation.

2.	Acquisitions

In November 2003, the company acquired certain net assets of Taicang Special Motor Co., Ltd. (Taicang), a manufacturer of commercial hermetic electrical motors located in Suzhou, Jiangsu Province, China. The total cost of the acquisition was $4.0 million including future payments of $2.3 million. This cost exceeded the fair value of the net assets acquired by $0.4 million which was recorded as goodwill in the Electrical Products segment.

3.	Inventories (dollars in millions)

	March 31, 2004	December 31, 2003
Finished products	$143.9	$153.8
Work in process	51.8	48.2
Raw materials	76.9	70.8

	272.6	272.8
LIFO reserve	25.7	25.8

	$246.9	$247.0

4.	Long-Term Debt

The company’s credit agreement and term notes contain certain conditions and provisions which restrict the company’s payment of dividends. Under the most restrictive of these provisions, retained earnings of $142.1 million were unrestricted as of March 31, 2004.

During June 2003, the company issued $50 million in senior notes with various insurance companies. The notes range in maturity between 2013 and 2016 and carry a weighted-average interest rate of slightly less than 4.5%. The proceeds of the notes were used to repay commercial paper and revolver borrowing.

5.	Product Warranty (dollars in millions)

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents the company’s warranty liability activity for the three-months ended March 31, 2004 and 2003, respectively:

	2004	2003
Balance at January 1	$62.1	$63.2
Expense	7.8	7.5
Claims settled	(8.6)	(7.8)

Balance at March 31	$61.3	$62.9

6.	Comprehensive Earnings (dollars in millions)

The company’s comprehensive earnings are comprised of net earnings, foreign currency translation adjustments, and realized and unrealized gains and losses on cash flow derivative instruments.

	Three Months Ended March 31
	2004	2003
Net Earnings	$10.8	$13.7
Foreign currency translation adjustments	0.7	0.4
Unrealized net gain on cash flow derivative instruments less related income tax:
2004 - $3.9 and 2003 - $0.5	5.9	0.7

Comprehensive Earnings	$17.3	$14.8

7.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended March 31
	2004	2003
Denominator for basic earnings per share
- weighted average shares	29,198,343	28,942,357
Effect of dilutive stock options	714,078	579,995

Denominator for diluted earnings per share	29,912,421	29,522,352

8.	Stock Based Compensation

The company has one stock-based employee compensation plan as more fully described in Note 11 of Notes to Consolidated Financial Statements of the Company’s 2003 annual report on Form 10-K. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The company has chosen to continue applying Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plan. Accordingly, because the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the company’s pro forma net earnings and earnings per share would have been as follows:

	Three months ended March 31
(dollars in millions, except per share amounts)	2004	2003
Net earnings:
As reported	$10.8	$13.7
Deduct: Total stock based employee compensation expense
determined under fair value based method, net of tax	(0.4)	(0.4)

Pro forma	$10.4	$13.3

Earnings per share:
As reported:
Basic	$0.37	$0.47
Diluted	0.36	0.46
Pro forma:
Basic	$0.35	$0.46
Diluted	0.34	0.45

9.	Pensions (dollars in millions)

The following table presents the components of the company’s net pension credit.

	Three Months Ended March 31
	2004	2003
Service cost	$2.1	$2.3
Interest cost	11.4	11.6
Expected return on plan assets	(16.2)	(16.6)
Amortization of net actuarial loss	0.8	--
Amortization of prior service cost	0.1	0.2

Defined benefit plan income	$(1.8)	$(2.5)

As disclosed in the company’s 2003 Annual Report on Form 10-K, the company does not expect to contribute to its pension plans in 2004.

10.	Operations by Segment (dollars in millions)

	Three Months Ended March 31
	2004	2003
Net Sales
Electrical Products	$223.6	$213.1
Water Systems	192.9	174.8

	$416.5	$387.9

Operating earnings
Electrical Products	$17.1	$17.7
Water Systems	8.8	12.0

	25.9	29.7
Corporate expenses	(6.5)	(5.9)
Interest expense	(3.2)	(2.9)

Earnings before income taxes	16.2	20.9
Provision for income taxes	(5.4)	(7.2)

Net earnings	$10.8	$13.7

Inter-segment sales, which are immaterial, have been excluded from segment revenues.

PART I — FINANCIAL INFORMATION
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FIRST THREE MONTHS OF 2004 COMPARED TO 2003

Net sales in the first quarter of 2004 were $416.5 million, an increase of $28.6 million or 7.4 percent over sales of $387.9 million in the first quarter of 2003. The increase in year-over-year first quarter sales was due to higher aftermarket motor sales, price increases associated with the introduction of flammable vapor ignition resistant and National Appliance Energy Conservation ACT (NAECA) compliant product at Water Systems, as well as higher international sales in both of our businesses.

Our gross profit margin declined from 20.2 percent in the first quarter of 2003 to 18.8 percent in this year’s first quarter. The decrease in margin was the result of disruptions in our Water Systems segment due to several conversion projects and increased costs for steel at both of our businesses.

Selling, general and administrative expense for the first quarter of 2004 was $58.6 million or $4.5 million higher than the $54.1 million in the first quarter of 2003. The increase was due primarily to higher selling and advertising costs at Water Systems and decreased pension credits.

Interest expense in the first quarter of 2004 increased to $3.2 million from $2.9 million in the first quarter of 2003 due mostly to incremental interest on $50.0 million of senior notes issued in June 2003 to repay commercial paper.

We have significant pension benefit costs and credits that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates, in making these assumptions. Our assumptions for the expected rate of return on pension plan assets is 9.0 percent in 2004, unchanged from 2003. The discount rate used to determine net periodic pension costs and credits decreased from 6.75 percent in 2003 to 6.25 percent in 2004. Pension income in the first quarter of 2004 was $1.8 million or $.7 million less than the first quarter of 2003. Our pension income is reflected as reductions to cost of products sold and selling, general and administrative expense.

Our effective tax rate declined from 34.5 percent in the first quarter of 2003 to 33.5 percent in the first quarter of 2004. This decline was associated with our international operations.

Net earnings in the first quarter of 2004 were $10.8 million or $2.9 million less than net earnings of $13.7 million in last year’s first quarter. On a per share basis, first quarter earnings were $.36 in 2004 compared with $.46 in the first quarter of 2003. The earnings decline was due primarily to costs associated with the multiple conversion programs at Water Systems and increased steel prices at both of our businesses.

Electrical Products

First quarter net sales for our Electrical Products segment were $223.6 million or $10.5 million higher than sales of $213.1 million in the same period last year. Sales increased in all of our served motor markets with the exception of the heating, ventilating and air conditioning market, which declined by five percent due to the loss of a sales contract by an OEM customer.

Operating earnings for our Electrical Products segment in the first quarter declined to $17.1 million from $17.7 million in the first quarter of 2003. Higher steel and freight costs and the under-absorption of fixed costs resulting from inventory reduction efforts, more than offset the first quarter benefits from our repositioning program.

Steel comprises a significant portion of our products’ material content and prices for it have been increasing dramatically over the past four months. We are continuing to work with our customers to establish price levels that allow for recovery of these costs.

Our primary repositioning program at Electrical Products has been completed and manufacturing output has been expanded in the new lower cost locations. In the recent past, we projected incremental pretax savings from the program of $15 million in 2004. First quarter repositioning savings were consistent with this projection but were masked by higher raw material and freight costs. We expect to achieve this programs full year savings of $15 million before taxes.

Water Systems

First quarter net sales for our Water Systems segment were $192.9 million or 10.4 percent higher than net sales of $174.8 million in the same period last year. The sales increase was due mostly to the introduction of new flammable vapor ignition resistant water heaters and initial shipments of heaters meeting the new NAECA mandate for improved energy efficiency. Although sales dollars increased, residential unit volume declined about seven percent in the quarter and commercial sales and unit volumes were flat. Sales in China increased more than 60 percent in the first quarter to $11.9 million from $7.1 million in the same quarter last year.

Operating earnings for our Water Systems segment in the first quarter of 2004 declined to $8.8 million from the $12.0 million in the first quarter of 2003. The operating profit decrease resulted from increased steel costs, as well as manufacturing inefficiencies, logistics cost increases and an adjustment to inventory caused by the conversion of residential water heaters to meet new efficiency standards, standardization of the A. O. Smith and State residential product lines, relocation of production between the Ashland City, Tenn., and McBee, S.C., plants, and an information systems conversion. Production levels declined significantly in January due to these conversions, despite an increase in manpower and overtime. Corrective actions have restored production output to pre-conversion levels which are expected to be maintained in the future with reduced manpower and overtime expense.

As previously mentioned, steel prices rose throughout the first quarter and accounted for a portion of the decline in Water Systems operating earnings. Our Water Systems business has announced prices increase of six to nine percent that becomes effective in June.

Outlook

The price increases we announced in both businesses will begin to offset higher steel costs in the second quarter. We also believe the operating issues related to the conversion programs at Water Systems will moderate as the second quarter progresses, but we do not expect to eliminate the issue until quarter-end.

Consequently, we expect second quarter earnings will range between $.50 and $.54 per share compared with the $.67 per share earned in the second quarter last year. And, as a result of lower first quarter earnings and the decrease in the second quarter estimate, in early April, we lowered our full-year forecast to between $1.90 and $2.00 per share.

Liquidity & Capital Resources

Our working capital, excluding short-term debt, was $335.1 million at March 31, 2004, $29.2 million higher than at December 31, 2003. A sales related increase in accounts receivable of $52.4 was partially offset by an increase in accounts payable of $19.1 million. Cash used in operating activities during the first quarter of 2004 was $11.8 million and was comparable to the $10.7 million used during the same period last year. We expect cash provided by operating activities in 2004 to be approximately $120 to $140 million.

Our capital expenditures during the first quarter of 2004 totaled $9.6 million, compared with the $5.4 million spent in the first quarter of 2003. We are projecting 2004 capital expenditures to be between $45 and $50 million. We believe that our present facilities and planned capital expenditures are sufficient to provide adequate capacity for our operations in 2004.

Our total debt increased by $12.8 million from $275.5 million at December 31, 2003 to $288.3 million at March 31, 2004. Our leverage as measured by the ratio of total debt to total capitalization was 33%, up slightly from the 32% at the end of 2003. We did not enter into any significant operating leases during the first quarter of 2004. At March 31, 2004, our company had available borrowing capacity of $138.2 million under our credit facility. We believe that the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

We have a $250 million credit facility with a group of nine financial institutions that expires on August 2, 2004. We expect to replace the credit facility during the second quarter of 2004.

On April 6, 2004, our board of directors declared a regular quarterly dividend of $.15 per share on our Common stock and Class A common stock, which is payable on May 17, 2004 to stockholders of record on April 30, 2003.

Critical Accounting Policies

Our accounting policies are described in Note 1 of Notes to Consolidated Financial Statements as disclosed in the Form 10-K for the fiscal year ended December 31, 2003. Also as disclosed in Note 1, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the evaluation of the impairment of goodwill, as well as the recoverability of receivables resulting from the payment of claims associated with the dip tube class action lawsuit (see Note 14 of notes to consolidated financial statements in the Form 10-K for the fiscal year ended December 31, 2003). There are also significant estimates used in the determination of liabilities related to warranty activity, litigation, product liability, environmental matters and pensions and other post-retirement benefits. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience and trends, and in some cases, actuarial techniques. We constantly reevaluate these significant factors and adjustments are made when facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 143, which was adopted on January 1, 2003, did not have a material impact on our consolidated financial statements since its adoption. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Adoption of this statement did not have a material impact on our consolidated financial statements.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The chief executive officer and chief financial officer have evaluated the effectiveness of the company’s disclosure controls and procedures as of March 31, 2004 and have concluded that these disclosure controls and procedures were adequate and effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls

Other than increasing the frequency of the finished goods physical inventory count from an annual to a quarterly process at our Water Systems segment, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect our disclosure controls and procedures nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

Forward Looking Statements

This filing contains statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this release. Factors that could cause such a variance include the following: instability in our electric motor and water products markets; the inability to generate the synergistic cost savings from the acquisition of State Industries; the inability to implement cost-reduction programs; adverse changes in general economic conditions; significant increases in raw material prices; competitive pressures on our company’s businesses; and the potential that assumptions on which we based our expectations are inaccurate or will prove to be incorrect.

Forward-looking statements included in this filing are made only as of the date of this filing, and our company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to A. O. Smith, or persons acting on its behalf, are qualified entirely by these cautionary statements.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS

In the legal matters discussed in Part 1, Item 3 and Note 14 of the Notes to Consolidated Financial Statements in the company’s Form 10-K Report for the year ended December 31, 2003, which is incorporated herein by reference, the company reported that in late 1999, A. O. Smith Corporation, Bradford White Company, Rheem Manufacturing Company, American Water Heater Company, Lochinvar Corporation and State Industries, Inc. (the “water heater manufacturers”) filed a direct action lawsuit in the Civil District Court for the Parish of Orleans, State of Louisiana against Perfection Corporation and American Meter Company, the parent company of Perfection Corporation, and their insurers to recover various damages caused by deteriorating dip tubes that were manufactured by Perfection Corporation. The jury trial of that lawsuit began in mid-January, 2004 and may be concluded in early May, 2004 or shortly thereafter. It is likely that all or part of the judgment will be appealed by one or more parties adversely affected by the judgment. The appeals process could take from one to three years to complete. The water heater manufacturers negotiated settlements with all of the insurers of Perfection Corporation and American Meter Company, bringing the total of insurers with whom settlements have been reached and the proceeds of settlement paid into an escrow to 13. It is the company’s expectation that all or a substantial portion of its costs will be recovered from Perfection Corporation, American Meter Company, the funds in escrow as well as the company’s insurers.

Except with respect to this matter, there have been no material changes in the legal or environmental matters that were previously reported.

ITEM 4 — SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 — OTHER INFORMATION

The Company has formalized its process and procedure for shareholders to recommend Board of Director candidates. The Nominating and Governance Committee will consider candidates recommended by shareholders, directors, officers, third-party search firms and other sources for nomination as a director. The Committee considers the needs of the Board and evaluates each director candidate in light of, among other things, the candidate’s qualifications. Candidate qualifications are identified in the Corporate Governance Guidelines and the Criteria for Selecting Board of Director Candidates, both of which are posted on the Company’s website at www.aosmith.com.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

On January 21, 2004, the Company filed a Current Report on Form 8-K, reporting under Item 5, announcing the election of Dennis J. Martin on January 15, 2004, to the Board of Directors.

On January 21, 2004, the Company filed a Current Report on Form 8-K, reporting under Items 7 and 12, announcing the Company’s 2003 earnings and adjusts the 2004 forecast.

On April 2, 2004, the Company filed a Current Report on Form 8-K, reporting under Items 5 and 7, announcing the reduction of the Company’s first quarter earnings estimate.

On April 15, 2004, the Company filed a Current Report on Form 8-K, reporting under Items 7 and 12, announcing the Company’s results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION
May 3, 2004	/s/ John J. Kita
John J. Kita
Vice President,
Treasurer and Controller
May 3, 2004	/s/ Kenneth W. Krueger
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