Form 10-Q
period 2004-06-30
SMITH A O CORP
filed 2004-08-02
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004.

OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _______________

Commission File Number 1-475

A.O. SMITH CORPORATION

Delaware	39-0619790
(State of Incorporation)	(IRS Employer ID Number)

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

Class A Common Stock Outstanding as of June 30, 2004 — 8,495,906 shares

Common Stock Outstanding as of June 30, 2004 — 20,937,631 shares

Exhibit Index Page 18

Index

A. O. Smith Corporation

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Statements of Earnings
- Three and six months ended June 30, 2004 and 2003	3
Condensed Consolidated Balance Sheets
- June 30, 2004 and December 31, 2003	4
Condensed Consolidated Statements of Cash Flows
- Six months ended June 30, 2004 and 2003	5
Notes to Condensed Consolidated Financial Statements
- June 30, 2004	6-9
Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	10-13
Item 3. Quantitative and Qualitative Disclosure of Market Risk	14
Item 4. Controls and Procedures	14
Part II. Other Information
Item 1. Legal Proceedings	15
Item 4. Submission of Matters to a Vote of Security Holders	15
Item 5. Other Information	16
Item 6. Exhibits and Reports on Form 8-K	16
Signatures	17
Index to Exhibits	18

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

A.O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
Three and Six Months ended June 30, 2004 and 2003
(dollars in millions, except for per share data)
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Electrical Products	$227.7	$227.6	$451.3	$440.7
Water Systems	209.6	190.0	402.5	364.8

Net Sales	437.3	417.6	853.8	805.5
Cost of products sold	348.9	333.8	687.2	643.5

Gross profit	88.4	83.8	166.6	162.0
Selling, general and administrative expenses	58.9	51.7	117.6	105.7
Interest expense	3.2	3.0	6.4	5.9
Other expense / (income) - net	0.3	(0.1)	0.5	0.3

	26.0	29.2	42.1	50.1
Provision for income taxes	8.7	9.4	14.1	16.6

Net Earnings	$17.3	$19.8	$28.0	$33.5

Earnings per Common Share
Basic	$0.59	$0.68	$0.96	$1.16

Diluted	$0.58	$0.67	$0.94	$1.13

Dividends per Common Share	$0.15	$0.14	$0.30	$0.28

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

A.O. SMITH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2004 and December 31, 2003
(dollars in millions)

	(unaudited) June 30, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$16.2	$18.7
Receivables	306.3	236.7
Inventories	255.1	247.0
Deferred income taxes	16.0	14.3
Other current assets	25.8	31.0

Total Current Assets	619.4	547.7
Property, plant and equipment	733.5	718.9
Less accumulated depreciation	384.3	360.2

Net property, plant and equipment	349.2	358.7
Goodwill	303.8	303.8
Other intangibles	8.0	7.1
Other assets	64.1	62.6

Total Assets	$1,344.5	$1,279.9

Liabilities
Current Liabilities
Notes payable	$--	$96.8
Trade payables	175.0	144.5
Accrued payroll and benefits	32.8	30.5
Accrued liabilities	33.2	37.7
Product warranty	17.4	18.9
Income taxes	5.7	1.6
Long-term debt due within one year	8.6	8.6

Total Current Liabilities	272.7	338.6
Long-term debt	280.7	170.1
Pension liability	58.5	61.6
Other liabilities	103.2	105.5
Deferred income taxes	32.7	27.9

Total Liabilities	747.8	703.7
Stockholders' Equity
Class A common stock, $5 par value: authorized
14,000,000 shares; issued 8,528,501	42.6	42.7
Common stock, $1 par value: authorized 60,000,000
shares; issued 24,020,861	24.0	24.0
Capital in excess of par value	73.4	73.9
Retained earnings	643.2	623.9
Accumulated other comprehensive loss	(100.1)	(97.2)
Treasury stock at cost	(86.4)	(91.1)

Total Stockholders' Equity	596.7	576.2

Total Liabilities and Stockholders' Equity	$1,344.5	$1,279.9

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

A.O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2004 and 2003
(dollars in millions)
(unaudited)

	Six Months Ended June 30
	2004	2003
Operating Activities
Net earnings	$28.0	$33.5
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	25.4	24.8
Amortization	1.4	1.0
Net change in current assets and liabilities	(43.8)	(62.4)
Net change in other noncurrent assets and liabilities	(1.3)	(1.7)
Other	1.4	(1.3)

Cash Provided by (Used in) Operating Activities	11.1	(6.1)
Investing Activities
Acquisition of business	(2.3)	--
Capital expenditures	(19.0)	(14.8)

Cash Used in Investing Activities	(21.3)	(14.8)
Financing Activities
Debt incurred	16.0	32.2
Long-term debt retired	(2.1)	(2.9)
Other stock transactions	3.0	1.5
Dividends paid	(8.8)	(8.1)

Cash Provided by Financing Activities	8.1	22.7
Cash (Used in) Provided by Discontinued Operations	(0.4)	0.2

Net (decrease) increase in cash and cash equivalents	(2.5)	2.0
Cash and cash equivalents-beginning of period	18.7	32.8

Cash and Cash Equivalents - End of Period	$16.2	$34.8

See accompanying notes to unaudited condensed consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

A. O. SMITH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the 2004 presentation.

2.	Acquisitions

In November 2003, the company acquired certain net assets of Taicang Special Motor Co., Ltd. (Taicang), a manufacturer of commercial hermetic electrical motors located in Suzhou, Jiangsu Province, China. The total cost of the acquisition was $4.0 million including a payment of $2.3 million made in April 2004. This cost exceeded the fair value of the net assets acquired by $0.4 million which was recorded as goodwill in the Electrical Products segment.

3.	Inventories (dollars in millions)

	June 30, 2004	December 31, 2003
Finished products	$151.6	$153.8
Work in process	50.4	48.2
Raw materials	78.8	70.8

	280.8	272.8
LIFO reserve	25.7	25.8

	$255.1	$247.0

4.	Long-Term Debt

The company’s credit agreement and term notes contain certain conditions and provisions which restrict the company’s payment of dividends. Under the most restrictive of these provisions, retained earnings of $137.6 million were unrestricted as of June 30, 2004.

During June 2003, the company issued $50 million in senior notes with various insurance companies. The notes range in maturity between 2013 and 2016 and carry a weighted-average interest rate of slightly less than 4.5%. The proceeds of the notes were used to repay commercial paper and revolver borrowing.

4.	Long-Term Debt (continued)

On June 10, 2004, a new $265 million, five year revolving credit facility was entered into with a group of eight banks. The new facility expires on June 10, 2009, and it replaces a $250 million credit facility, which was terminated on June 10, 2004 prior to its scheduled expiration on August 2, 2004. The new facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are now classified as long-term debt.

5.	Product Warranty (dollars in millions)

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents the company’s warranty liability activity for the six-months ended June 30, 2004 and 2003, respectively:

	2004	2003
Balance at January 1	$62.1	$63.2
Expense	14.7	14.1
Claims settled	(17.3)	(15.3)

Balance at June 30	$59.5	$62.0

6.	Comprehensive Earnings (dollars in millions)

The company’s comprehensive earnings are comprised of net earnings, foreign currency translation adjustments, and realized and unrealized gains and losses on cash flow derivative instruments.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net Earnings	$17.3	$19.8	$28.0	$33.5
Other comprehensive earnings (loss):
Foreign currency translation adjustments	(0.5)	1.3	0.2	1.8
Unrealized net gains (losses) on cash
flow derivative instruments less related income
tax provision (benefit): 2004 - $(5.8) &
$(2.0), 2003 - $4.0 & $4.5	(9.1)	6.3	(3.1)	7.0

Comprehensive Earnings	$7.7	$27.4	$25.1	$42.3

7.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Denominator for basic earnings per
share - weighted average shares
	29,276,224	29,002,640	29,237,388	28,972,816
Effect of dilutive stock options	637,125	653,070	675,656	616,502

Denominator for diluted earnings per
share	29,913,349	29,655,710	29,913,044	29,589,318

8.	Stock Option Compensation

The company has one stock-based employee compensation plan as more fully described in Note 11 of Notes to Consolidated Financial Statements of the Company’s 2003 annual report on Form 10-K. SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The company has chosen to continue applying Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock options awarded under the plan. Accordingly, because the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

Had compensation cost been determined based upon the fair value at the grant date for stock option awards under the plan based on the provisions of SFAS No. 123, the company’s pro forma earnings and earnings per share would have been as follows:

	Three months ended June 30		Six months ended June 30
(dollars in millions, except per share amounts)	2004	2003	2004	2003
Earnings:
As reported	$17.3	$19.8	$28.0	$33.5
Deduct: Total stock option compensation expense
determined under fair value based method, net of tax	(0.5)	(0.4)	(1.0)	(0.9)

Pro forma	$16.8	$19.4	$27.0	$32.6

Earnings per share:
As reported:
Basic	$0.59	$0.68	$0.96	$1.16
Diluted	0.58	0.67	0.94	1.13
Pro forma:
Basic	$0.57	$0.67	$0.93	$1.13
Diluted	0.56	0.65	0.90	1.10

9.	Pensions (dollars in millions)

The following table presents the components of the company's net pension credit.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Service cost	$2.2	$1.5	$4.3	$3.8
Interest cost	11.7	11.8	23.1	23.4
Expected return on plan assets	(16.2)	(16.6)	(32.4)	(33.2)
Amortization of net actuarial loss	1.0	--	1.8	--
Amortization of prior service cost	0.1	--	0.2	0.2

Defined benefit plan income	$(1.2)	$(3.3)	$(3.0)	$(5.8)

As disclosed in the company’s 2003 Annual Report on Form 10-K, the company does not expect to contribute to its pension plans in 2004.

10.	Operations by Segment (dollars in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net sales
Electrical Products	$227.7	$227.6	$451.3	$440.7
Water Systems	209.6	190.0	402.5	364.8

	$437.3	$417.6	$853.8	$805.5
Operating earnings
Electrical Products	$17.4	$18.6	$34.5	$36.2
Water Systems	18.7	17.8	27.5	29.9

	36.1	36.4	62.0	66.1
Corporate expenses	(6.9)	(4.2)	(13.5)	(10.1)
Interest expense	(3.2)	(3.0)	(6.4)	(5.9)

Earnings before income taxes	26.0	29.2	42.1	50.1
Provision for income taxes	(8.7)	(9.4)	(14.1)	(16.6)

Net earnings	$17.3	$19.8	$28.0	$33.5

Intersegment sales, which are immaterial, have been excluded from segment revenues.

PART I — FINANCIAL INFORMATION
ITEM 2 —MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
SECOND QUARTER AND FIRST SIX MONTHS OF 2004 COMPARED TO 2003

Sales were $437.3 million in the second quarter of 2004, approximately five percent higher than sales of $417.6 million in the second quarter of 2003. Sales for the first half of 2004 were $853.8 million or six percent higher than sales of $805.5 million in the same period last year. The increase in second quarter and first half sales was due primarily to price increases associated with the introduction of flammable vapor ignition resistant and National Appliance Energy Conservation Act (NAECA) compliant product at Water Systems as well as growth in our China operations.

Our gross margin in the second quarter of 2004 of 20.2 percent, reflects higher contribution margin from new product offset by higher steel and freight costs and is similar to the 20.1 percent gross margin in the second quarter of 2003. The gross profit margin for the first half of 2004 was 19.5 percent compared with 20.1 percent in the same period last year. The decrease in margin was the result of disruptions in our Water Systems segment due to several conversion projects as well as increased freight and material costs.

Selling, general and administrative expenses in the second quarter and first half of 2004 were higher than the same periods in 2003 by $7.2 million and $11.9 million, respectively. The increases resulted primarily from higher selling and advertising costs at Water Systems, higher corporate expense and lower pension income.

Interest expense for the second quarter and first half of 2004 was higher than the comparable periods in 2003 by $.2 million and $.5 million, respectively, due mostly to incremental interest on $50.0 million of senior notes issued in June 2003 to repay commercial paper.

We have significant pension benefit costs and credits that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumptions for the expected rate of return on pension plan assets is 9.0 percent in 2004, unchanged from 2003. The discount rate used to determine net periodic pension costs and credits decreased from 6.75 percent in 2003 to 6.25 percent in 2004. Pension income recognized in the second quarter and first half of 2004 was $1.2 million and $3.0 million, respectively, and compared with $3.3 million and $5.8 million in the comparable periods of 2003. Total pension income for 2004 is projected to be $6.0 million. Our pension income is reflected as reductions to cost of products sold and selling, general, and administrative expense.

The difference in other income/expense in the second quarter of 2004 compared to 2003 is due to $.4 million of interest income on a tax refund in 2003.

Our effective tax rate for both the second quarter and first half of 2004 was 33.5 percent and compares to 32.1 percent and 33.1 percent in the second quarter and first half of 2003, respectively. The rates in the second quarter and first half of 2003 were both favorably impacted by the release of a $.7 million reserve upon resolution of a federal tax audit in May 2003.

Net earnings in the second quarter declined from $19.8 million in 2003 to $17.3 million in 2004. Net earnings of $28.0 million for the first half of 2004 were $5.5 million lower than net earnings of $33.5 million in the first half of 2003. The second quarter and first half of 2004 benefited from $2.5 million of non-recurring pre-tax gain associated with favorable resolution of litigation related to a discontinued product line of our State Industries acquisition, partially offset by a write-off of capitalized software at Electrical Products. The decline in earnings for both the second quarter and first half was attributable to increased costs for steel, freight and manufacturing disruptions associated with multiple conversion programs in our Water Systems segment. On a per share basis, second quarter earnings declined from $.67 in 2003 to $.58 in 2004. First half diluted earnings per share declined from $1.13 in 2003 to $.94 in 2004. The per share impact of the non-recurring gain in 2004 was $.06.

Electrical Products

Second quarter sales for our Electrical Products segment were $227.7 million, similar to the same quarter in 2003. Second quarter sales to the pump and ventilation markets increased by over 15 percent but were offset by lower sales to the heating and air conditioning market, which declined about ten percent due primarily to the loss of a sales contract by an OEM customer. Year-to-date sales for this segment were $451.3 million, an increase of $10.6 million from 2003 first half sales of $440.7 million.

Operating earnings for our Electrical Products segment in the second quarter were $17.4 million, or $1.2 million lower than operating earnings of $18.6 million in the second quarter of 2003. First half operating earnings in 2004 were lower than the same period in 2003 by $1.7 million. The lower earnings in both the second quarter and first half were due to higher steel and freight costs which were partially offset by steel related price increases and the benefits of this segment’s repositioning program. A $.8 million write-off of capitalized software was also recognized in the second quarter.

Water Systems

Second quarter sales for our Water Systems segment increased by more than ten percent from $190.0 million in 2003 to $209.6 million in 2004. First half sales were also up by more than ten percent from $364.8 million in 2003 to $402.5 million in 2004. The sales increase in both the second quarter and first half was due mostly to the introduction of new flammable vapor ignition resistant water heaters and initial shipments of water heaters meeting the new NAECA mandate for improved energy efficiency. Significant growth in sales in China also impacted the first half. Price increases implemented to cover higher steel costs provided some of the second quarter increase. Residential volume was about ten percent lower in the second quarter of 2004 due to the significant customer pre-buy that occurred in the second quarter of 2003 related to the July 2003 introduction of flammable vapor ignition resistant product. Offsetting this decline, sales to the commercial market began to show some strength in the quarter as volume improved more than ten percent from the second quarter of 2003.

Operating earnings for our Water Systems segment were $18.7 million in the second quarter of 2004 including a $3.3 million non-recurring favorable adjustment resulting from the reversal of a reserve established at the time of the State Industries acquisition. The reserve was established to cover alleged damages associated with lawsuits related to the Duron product line which had been discontinued prior to the acquisition. The last of the lawsuits were dismissed in the second quarter. The reserve was therefore eliminated. Operating earnings in the quarter, excluding the aforementioned adjustment were $15.4 million or $2.4 million less than the second quarter of 2003. First half operating earnings decreased $5.7 million from 2003 when excluding the non-recurring adjustment in 2004. The operating earnings decline in the second quarter and first half resulted from increased steel and freight costs, as well as manufacturing inefficiencies caused by the conversion of residential water heaters to meet new efficiency standards, standardization of the A. O. Smith and State residential product lines, relocation of production between Ashland City, TN, and McBee, S.C. plants and an information systems conversion.

Outlook

We are forecasting that earnings will be in a range of $.42 to $.46 per share for the third quarter. While this is significantly better than last year’s difficult third quarter, which yielded $.20 per share, it is lower than we had anticipated due to the slower than expected progress in improving manufacturing performance at the Ashland City plant.

We believe efficiency levels at the Ashland City plant will improve as the year proceeds. Additionally, price increases are now beginning to offset higher steel and freight costs at both Electrical Products and Water Systems.

Accordingly, we are maintaining our full-year projection of $1.90 to $2.00 per share.

Liquidity & Capital Resources

Our working capital, excluding short-term debt, was $346.7 million at June 30, 2004, $40.8 million higher than at December 31, 2003. Increases in accounts receivable of $69.6 million, primarily as a result of increases in sales, were partially offset by increases in accounts payable of $30.5 million. Cash provided by operating activities during the first half of 2004 was $11.1 million compared with the $6.1 million of cash used in operating activities during the first half of 2003. The majority of the $17.2 million difference in cash flow is explained by a smaller investment in working capital in 2004 of $43.8 million as compared with a $62.4 million investment during the same period in 2003. We expect cash provided by operating activities for the year to be between $110 and $120 million due to improved working capital levels and second half earnings.

Our capital expenditures during the first half of 2004 totaled $19.0 million, which was $4.2 million higher than the capital expenditures in the first half of 2003. Capital expenditures increased at both of our business segments. We are projecting 2004 capital expenditures to be between $45 and $50 million. We expect that cash flow during 2004 will adequately cover planned capital expenditures. We believe that our present facilities and planned capital expenditures are sufficient to provide adequate capacity for our operations in 2004.

On June 10, 2004, we entered into a new $265 million, five year revolving credit facility with a group of eight banks. The new facility expires on June 10, 2009, and it replaces a $250 million credit facility, which was terminated on June 10, 2004 prior to its scheduled expiration on August 2, 2004. The new facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are now classified as long-term debt.

Our total debt increased by $13.8 million from $275.5 million at December 31, 2003 to $289.3 million at June 30, 2004. Our leverage as measured by the ratio of total debt to total capitalization was 33%, up slightly from the 32% at the end of 2003. We did not enter into any significant operating leases during the first half of 2004. At June 30, 2004, our company had available borrowing capacity of $152.2 million under our credit facility. We believe that the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

On July 13, 2004, our board of directors declared a $.01 increase in our regular quarterly cash dividend to a rate of $.16 per share on our Common stock and Class A common stock, which is payable on August 16, 2004 to stockholders of record on July 30, 2004.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the evaluation of the impairment of goodwill, as well as the recoverability of receivables resulting from the payment of claims associated with the dip tube class action lawsuit (see Part II, Item I of this report). There are also significant estimates used in the determination of liabilities related to warranty activity, litigation, product liability, environmental matters and pensions and other post-retirement benefits. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience and trends, and in some cases, actuarial techniques. We constantly reevaluate these significant factors and adjustments are made when facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

As is more fully described in our annual report on Form 10-K for the year ended December 31, 2003, we are exposed to various types of market risks, primarily currency and certain commodities. We monitor our risks in these areas on a continuous basis and generally enter into forward and futures contracts to minimize these exposures for periods of less than one year. Our company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The chief executive officer and chief financial officer have evaluated the effectiveness of the company’s disclosure controls and procedures as of June 30, 2004 and have concluded that these disclosure controls and procedures were adequate and effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within those entities.

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

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS

In the legal matters discussed in Part 1, Item 3 and Note 14 of the Notes to Consolidated Financial Statements in the company’s Form 10-K Report for the year ended December 31, 2003, and Part 2, Item 1 in the quarterly report on Form 10-Q for the quarter ended March 31, 2004 which are incorporated herein by reference, the company reported on the status of the direct action lawsuit that was brought in the Civil District Court for the Parish of Orleans, State of Louisiana by A. O. Smith Corporation, Bradford White Company, American Water Heater Company, Lochinvar Corporation and State Industries, Inc. (the “water heater manufacturers”) against Perfection Corporation and American Meter Company, the parent company of Perfection, and their insurers to recover various damages caused by deteriorating dip tubes that were manufactured by Perfection Corporation. The trial was completed, the jury finished its deliberations and returned a verdict to the presiding judge in mid May 2004. The jurors were able to reach a verdict on some, but not all, of the claims presented at trial. On July 8, 2004 the Judge entered an order of partial judgment finding Perfection liable to the water heater manufacturers, with the exception of Lochinvar Corporation which was denied a recovery, for breach of express warranty and for contribution and awarded $19.3 million with judicial interest from the filing of the lawsuit. The judgment also rejected all of Perfection’s claims against the water heater manufacturers and the water heater manufacturers’ claim for breach of contract against Perfection. The Judge ordered a new trial on the water heater manufacturers’ other claims against Perfection and the claim against American Meter Company asserting that it is liable for the acts of Perfection. The water heater manufacturers are seeking to recover approximately $77 million in additional damages at the new trial, being the amount the jurors in the first trial assigned to the claims for which they were not able to reach a verdict and which are the subject of the new trial. The date of that trial has not been established. The judgment entered on July 8 cannot be appealed until the new trial has been completed and a judgment entered. It is likely that all or part of the judgments will be appealed by one or more parties adversely affected by the judgments. The appeals process could take from one to three years to complete. The company continues to expect that all or a substantial portion of its costs will be recovered from Perfection Corporation, American Meter Company, the funds held in escrow resulting from the settlements with the insurers of Perfection Corporation and American Meter Company, and from the company’s insurers.

The company also reported that it is currently involved as a potentially responsible party (PRP) in judicial and administrative proceedings initiated on behalf of various state and federal regulatory agencies seeking to clean up 11 sites which have been environmentally impacted and to recover costs they have incurred or will incur as to those sites. In June, 2004 the company fulfilled all of its obligations under a de minimis settlement agreement with the United States Environmental Protection Agency with respect to one of the sites and will have no further liability at the site.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 3, 2004, the company mailed a proxy statement to its stockholders relating to the annual meeting of stockholders on April 5, 2004. The annual meeting included the election of directors and the ratification of Ernst & Young LLP as the independent auditors of the company for 2004.

Directors are elected by a plurality of votes cast, by proxy or in person, with the holders voting as separate classes. A plurality of votes means that the nominees who receive the greatest number of votes cast are elected as directors. Consequently, any shares which are not voted, whether by abstention, broker nonvotes or otherwise, will have no effect on the election of directors.

For all other matters considered at the meeting, both classes of stock vote together as a single class, with the Class A Common Stock entitled to one vote per share and the Common Stock entitled to 1/10th vote per share. All such other matters are decided by a majority of the votes cast. On such other matters, an abstention will have the same effect as a “no” vote but, because shares held by brokers will not be considered to vote on matters as to which the brokers withhold authority, a broker nonvote will have no effect on the vote.

1.	Election of Directors

Class A Common Stock Directors	Votes For	Votes Withheld
Ronald D. Brown	8,450,032	764
Dennis J. Martin	8,449,956	840
Robert J. O'Toole	8,449,156	1,640
Bruce M. Smith	8,437,632	13,164
Mark D. Smith	8,437,452	13,334
Gene C. Wulf	8,450,032	764
Common Stock Directors	Votes For	Votes Withheld
William F. Buehler	17,469,496	1,608,543
Kathleen J. Hempel	17,184,065	1,893,974

2.	Ratification of Ernst & Young LLP as Independent Auditors

			Broker
Combined Class Vote	Votes For	Votes Against	Abstentions
Class A Common Stock and
Common Stock (1/10th vote)	10,150,295	206,883	1,421

ITEM 5 — OTHER INFORMATION

None

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

On April 2, 2004, the Company filed a Current Report on Form 8-K, reporting under Items 5 and 7, announcing the reduction of the Company’s first quarter earnings estimate.

On April 15, 2004, the Company filed a Current Report on Form 8-K, reporting under Items 7 and 12, announcing the Company’s results for the quarter ended March 31, 2004.

On May 12, 2004 the Company filed a Current Report on Form 8-K, reporting under Item 5, announcing Donald M. Heinrich’s resignation.

On July 13, 2004, the Company filed a Current Report on Form 8-K, reporting under Item 5, announcing an increased quarterly dividend and announcing judgment in the dip tube trial.

On July 15, 2004, the Company filed a Current Report on Form 8-K, reporting under Items 7 and 12, announcing the Company’s results for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION
August 2, 2004	/s/John J. Kita
John J. Kita
Vice President,
Treasurer and Controller
August 2, 2004	/s/Kenneth W. Krueger
Kenneth W. Krueger
Senior Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

4	Credit Agreement dated as of June 10, 2004, among A. O. Smith Corporation, various financial institutions, M&I Marshall & Ilsley Bank, U.S. Bank National Association and Wells Fargo Bank, N.A., as Co-Documentation Agents, and Bank of America, N.A., as Administrative Agent.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.