Form 10-Q
period 2004-09-30
SMITH A O CORP
filed 2004-11-01
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004.

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

Class A Common Stock Outstanding as of September 30, 2004 -- 8,491,906 shares

Common Stock Outstanding as of September 30, 2004 -- 20,995,654 shares

Exhibit Index Page 16

Index

A. O. Smith Corporation

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Statements of Earnings
- Three and nine months ended September 30, 2004 and 2003	3
Condensed Consolidated Balance Sheets
- September 30, 2004 and December 31, 2003	4
Condensed Consolidated Statements of Cash Flows
- Nine months ended September 30, 2004 and 2003	5
Notes to Condensed Consolidated Financial Statements
- September 30, 2004	6-9
Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	10-13
Item 3. Quantitative and Qualitative Disclosure of Market Risk	13
Item 4. Controls and Procedures	13
Part II. Other Information
Item 1. Legal Proceedings	14
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 5. Other Information	14
Item 6. Exhibits and Reports on Form 8-K	14
Signatures	15
Index to Exhibits	16

PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

A.O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
Three and Nine Months ended September 30, 2004 and 2003
(dollars in millions, except for per share data)
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Electrical Products	$215.9	$201.2	$667.1	$641.9
Water Systems	174.0	155.2	576.6	520.0

Net sales	389.9	356.4	1,243.7	1,161.9
Cost of products sold	327.9	294.9	1,015.1	938.4

Gross profit	62.0	61.5	228.6	223.5
Selling, general and administrative expenses	57.4	48.8	175.0	154.5
Interest expense	3.3	3.1	9.6	9.0
Other expense - net	0.4	0.3	0.9	0.6

	0.9	9.3	43.1	59.4
(Credit) provision for income taxes	(2.1)	3.3	12.1	19.8

Net Earnings	$3.0	$6.0	$31.0	$39.6

Earnings per Common Share
Basic	$0.10	$0.21	$1.06	$1.36

Diluted	$0.10	$0.20	$1.04	$1.33

Dividends per Common Share	$0.16	$0.15	$0.46	$0.43

See accompanying notes to unaudited condensed consolidated financial statements.

A.O. SMITH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2004 and December 31, 2003
(dollars in millions)

	(unaudited) September 30, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$21.8	$18.7
Receivables	273.0	236.7
Inventories	261.6	247.0
Deferred income taxes	12.6	14.3
Other current assets	28.2	31.0

Total Current Assets	597.2	547.7
Property, plant and equipment	743.0	718.9
Less accumulated depreciation	395.8	360.2

Net property, plant and equipment	347.2	358.7
Goodwill	303.8	303.8
Other intangibles	7.8	7.1
Other assets	64.9	62.6

Total Assets	$1,320.9	$1,279.9

Liabilities
Current Liabilities
Notes payable	$--	$96.8
Trade payables	148.2	144.5
Accrued payroll and benefits	33.7	30.5
Accrued liabilities	35.5	37.7
Product warranty	17.7	18.9
Income taxes	0.3	1.6
Long-term debt due within one year	8.6	8.6

Total Current Liabilities	244.0	338.6
Long-term debt	286.4	170.1
Pension liability	57.0	61.6
Other liabilities	102.4	105.5
Deferred income taxes	32.8	27.9

Total Liabilities	722.6	703.7
Stockholders' Equity
Class A common stock, $5 par value: authorized
14,000,000 shares; issued 8,524,501	42.6	42.7
Common stock, $1 par value: authorized 60,000,000
shares; issued 24,024,861	24.0	24.0
Capital in excess of par value	72.8	73.9
Retained earnings	641.5	623.9
Accumulated other comprehensive loss	(98.0)	(97.2)
Treasury stock at cost	(84.6)	(91.1)

Total Stockholders' Equity	598.3	576.2

Total Liabilities and Stockholders' Equity	$1,320.9	$1,279.9

See accompanying notes to unaudited condensed consolidated financial statements

A.O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2004 and 2003
(dollars in millions)
(unaudited)

	Nine Months Ended September 30
	2004	2003
Operating Activities
Net earnings	$31.0	$39.6
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	37.9	37.1
Amortization	2.1	1.6
Net change in current assets and liabilities	(43.2)	(49.0)
Net change in other noncurrent assets and liabilities	(2.7)	(2.5)

Other	1.0	(0.7)
Cash Provided by Operating Activities	26.1	26.1
Investing Activities
Capital expenditures	(29.5)	(28.1)
Acquisition of business	(2.3)	(3.1)

Cash Used in Investing Activities	(31.8)	(31.2)
Financing Activities
Short-term debt retired - net	--	(27.1)
Long-term debt incurred	21.7	50.0
Long-term debt retired	(2.1)	(5.2)
Other stock transactions	3.0	2.6
Dividends paid	(13.5)	(12.5)

Cash Provided by Financing Activities	9.1	7.8
Cash Used in Discontinued Operations	(0.3)	(0.1)

Net increase in cash and cash equivalents	3.1	2.6
Cash and cash equivalents-beginning of period	18.7	32.8

Cash and Cash Equivalents - End of Period	$21.8	$35.4

See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the 2004 presentation.

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

3.	Inventories (dollars in millions)

	September 30, 2004	December 31, 2003
Finished products	$163.2	$153.8
Work in process	45.8	48.2

Raw materials	78.3	70.8
	287.3	272.8
LIFO reserve	25.7	25.8

	$261.6	$247.0

4.	Long-Term Debt

The company’s credit agreement and term notes contain certain conditions and provisions which restrict the company’s payment of dividends. Under the most restrictive of these provisions, retained earnings of $137.7 million were unrestricted as of September 30, 2004.

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

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents the company’s warranty liability activity for the nine-months ended September 30, 2004 and 2003, respectively:

	2004	2003
Balance at January 1	$62.1	$63.2
Expense	22.6	21.4
Claims settled	(25.1)	(22.6)

Balance at September 30	$59.6	$62.0

6.	Comprehensive Earnings (dollars in millions)

The company’s comprehensive earnings are comprised of net earnings, foreign currency translation adjustments, and realized and unrealized gains and losses on cash flow derivative instruments.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net Earnings	$3.0	$6.0	$31.0	$39.6
Other comprehensive earnings (loss):
Foreign currency translation adjustments	0.3	0.1	0.5	1.8
Unrealized net gains (losses) on cash
flow derivative instruments less related income
tax provision (benefit): 2004 - $1.1 & $(0.8),
2003 - $(1.6) & $2.9	1.8	(2.4)	(1.3)	4.6

Comprehensive Earnings	$5.1	$3.7	$30.2	$46.0

7.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Denominator for basic earnings per
share - weighted average shares	29,297,877	29,074,083	29,257,451	29,007,013
Effect of dilutive stock options	558,305	706,028	636,592	646,286

Denominator for diluted earnings per share	29,856,182	29,780,111	29,894,043	29,653,299

8.	Stock Option Compensation

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

Had compensation cost been determined based upon the fair value at the grant date for stock option awards under the plan based on the provisions of SFAS No. 123, the company’s pro forma earnings and earnings per share would have been as follows:

(dollars in millions, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Earnings:
As reported	$3.0	$6.0	$31.0	$39.6
Deduct: Total stock option compensation expense
determined under fair value based method, net of tax	(0.5)	(0.4)	(1.5)	(1.3)

Pro forma	$2.5	$5.6	$29.5	$38.3

Earnings per share:
As reported:
Basic	$0.10	$0.21	$1.06	$1.36
Diluted	0.10	0.20	1.04	1.33
Pro forma:
Basic	$0.08	$0.19	$1.01	$1.32
Diluted	0.08	0.19	0.99	1.29

9.	Pensions (dollars in millions)

The following table presents the components of the company’s net pension credit.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Service cost	$2.1	$1.9	$6.4	$5.7
Interest cost	11.6	11.7	34.7	35.1
Expected return on plan assets	(16.2)	(16.6)	(48.6)	(49.8)
Amortization of net actuarial loss	0.9	--	2.7	--
Amortization of prior service cost	0.1	0.1	0.3	0.3

Defined benefit plan income	$(1.5)	$(2.9)	$(4.5)	$(8.7)

As disclosed in the company’s 2003 Annual Report on Form 10-K, the company does not expect to contribute to its pension plans in 2004.

10.	Operations by Segment (dollars in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net sales
Electrical Products	$215.9	$201.2	$667.1	$641.9
Water Systems	174.0	155.2	576.6	520.0

	$389.9	$356.4	$1,243.7	$1,161.9

Operating earnings
Electrical Products	$12.6	$9.6	$47.1	$45.9
Water Systems	(2.1)	7.9	25.4	37.7

	10.5	17.5	72.5	83.6
Corporate expenses	(6.3)	(5.1)	(19.8)	(15.2)
Interest expense	(3.3)	(3.1)	(9.6)	(9.0)

Earnings before income taxes	0.9	9.3	43.1	59.4
(Credit) provision for income taxes	(2.1)	3.3	12.1	19.8

Net earnings	$3.0	$6.0	$31.0	$39.6

Intersegment sales, which are immaterial, have been excluded from segment revenues.

PART I — FINANCIAL INFORMATION

ITEM 2 —MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THIRD QUARTER AND FIRST NINE MONTHS OF 2004 COMPARED TO 2003

Sales were $389.9 million in the third quarter of 2004, or 9.4 percent higher than in last year’s third quarter. Sales for the first nine months of the year were $1.24 billion or 7.0 percent higher than sales of $1.16 billion in the same period last year. The increase in third quarter and year-to-date sales was due primarily to higher prices related to the introduction of new regulatory-mandated water heaters, price increases related to increases in raw material costs, higher sales of electric motors and continued strong performance in our Chinese water heater operation.

Our gross profit margin for the third quarter of 2004 declined to 15.9 percent from 17.3 percent in the third quarter of 2003. Our year-to-date gross margin in 2004 was 18.4 percent compared with 19.2 percent in the same period in 2003. For the quarter and year-to-date, the decline in gross profit margin is in Water Systems and is primarily due to increased freight and material costs, partially offset by price increases and higher margins on new products.

Selling, general and administrative expenses in the third quarter and first nine months of 2004 were higher than the same periods in 2003 by $8.6 million and $20.5 million, respectively. The increases resulted primarily from higher selling and advertising costs at Water Systems, higher corporate expense and lower pension income. Also, the increase for the nine months is offset by a $3.3 million non-recurring favorable adjustment in our Water Systems segment which was recorded in the second quarter of 2004 and resulted from the reversal of a reserve established at the time of the State Industries acquisition.

Interest expense was $3.3 million in the third quarter or $.2 million higher than the same quarter last year due to higher interest rates. Interest expense for the first nine months of 2004 was $.6 million higher than the comparable period in 2003 due primarily to incremental interest on $50.0 million of senior notes issued in June 2003 to repay commercial paper.

We have significant pension benefit costs and credits that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumptions for the expected rate of return on pension plan assets is 9.0 percent in 2004, unchanged from 2003. The discount rate used to determine net periodic pension costs and credits decreased from 6.75 percent in 2003 to 6.25 percent in 2004. Pension income recognized in the third quarter and first nine months of 2004 was $1.5 million and $4.5 million, respectively, and compared with $2.9 million and $8.7 million in the comparable periods of 2003. Total pension income for 2004 is projected to be $6.0 million. Our pension income is reflected as reductions to cost of products sold and selling, general and administrative expense.

Our year-to-date 2004 effective tax rate was reduced from 33.5 percent to 28 percent as of September month end. The reduction was due to lower forecasted domestic earnings resulting in a larger portion of our earnings being concentrated in our foreign operations where the income tax rates are lower. The resulting year-to-date favorable adjustment amounted to $2.3 million and is reflected in the third quarter tax credit.

Net earnings for the third quarter of 2004 were $3.0 million or $.10 per share with $2.3 million or $.08 per share being attributable to the aforementioned tax rate adjustment. Net earnings for the third quarter of 2003 were $6.0 million or $.20 per share. Year-to-date earnings were $31.0 million or $1.04 per share and compare to nine month earnings of $39.6 million or $1.33 per share in 2003. The decline in earnings for both the third quarter and first nine months is due mostly to higher costs for freight and raw materials and operating inefficiencies which more than offset the positive impact of our product repositioning programs and new product introductions.

Electrical Products

Third quarter sales for our Electrical Products segment were $215.9 million, or $14.7 million higher than the third quarter of 2003. Third quarter sales to the pump, ventilation, general industries and Asian markets all increased by more than 15 percent while sales to the heating and air conditioning market were flat. Year-to-date sales for this segment increased by 3.9 percent from $641.9 million in 2003 to $667.1 million in 2004.

Operating earnings for our Electrical Products segment in the third quarter increased to $12.6 million from $9.6 million in the third quarter of 2003. The increase resulted from contribution from the higher sales and savings from the product repositioning program partially offset by higher raw material and freight costs. Earnings for the first nine months of 2004 were $47.1 million or $1.2 million higher than the same period last year.

Water Systems

Third quarter sales for our Water Systems segment were $174.0 million or $18.8 million higher than the third quarter of 2003. Year-to-date sales increased by 10.9 percent to $576.6 million in 2004. The sales increase in both the third quarter and first nine months was due to higher prices associated with new regulatory-mandated product, increased volume for commercial product, continued strong growth in China and price increases related to higher costs for steel and freight.

Our Water Systems segment incurred an operating loss of $2.1 million in the third quarter as compared to earnings of $7.9 million in the same period last year. Operating earnings decreased from $37.7 million in the first nine months of 2003 to $25.4 million in the same period in 2004. The earnings decline in both the third quarter and first nine months resulted from increased steel and freight costs, as well as manufacturing inefficiencies caused by the conversion of residential water heaters to meet new efficiency standards, standardization of the A. O. Smith and State Industries residential product lines, relocation of production between the Ashland City, TN, and McBee, S.C. plants and an information systems conversion. The adverse impact of higher costs for raw material, freight and conversion programs more than offset the benefit of the increase in sales.

Outlook

As a result of the revised income tax rate, we now project 2004 earnings to range between $1.05 and $1.10 per share.

Throughout the year our businesses have faced cost pressures due to increases in the price of steel, aluminum and other materials, as well as higher freight costs. Several price increases have been implemented in an effort to offset the cost increases. Costs have continued to rise. While our price increases mitigated this impact, they have not covered all of the cost increases. In order to cover these costs, including anticipated increases, we are again implementing significant price increases in both of our business segments, which will take effect in the first quarter of 2005.

Liquidity & Capital Resources

Our working capital, excluding short-term debt, was $353.2 million at September 30, 2004, $47.3 million higher than at December 31, 2003. The majority of the increase in working capital was due to an increase in accounts receivable balances of $36.3 million related to higher sales levels. In addition, higher inventory levels of $14.6 million, primarily made up of higher finished goods at Water Systems, contributed to the higher working capital. Cash provided by operating activities during the first nine months of 2004 was $26.1 million, the same level of cash provided by operating activities through the first nine months last year. As a result of lower expected earnings and higher working capital during the second half of 2004, we now project cash provided by operating activities to be between $60 and $70 million for the full year.

Our capital expenditures during the first nine months of 2004 totaled $29.5 million, compared to $28.1 million spent through the first nine months of 2003. We are projecting 2004 capital expenditures to approximate $45 million, about the same level as 2003 spending. We believe that our present facilities and planned capital expenditures are sufficient to provide adequate capacity for our operations in 2004.

Our total debt increased by $19.5 million from $275.5 million at December 31, 2003 to $295.0 million at September 30, 2004. Our leverage as measured by the ratio of total debt to total capitalization was 33%, up slightly from the 32% at the end of 2003. We did not enter into any significant operating leases during the first nine months of 2004. At September 30, 2004, our company had available borrowing capacity of $147.5 million under our credit facility. We believe that the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

On October 12, 2004, our board of directors declared a regular quarterly cash dividend of $.16 per share on our Common stock and Class A common stock, which is payable on November 15, 2004 to stockholders of record on October 29, 2004.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The chief executive officer and chief financial officer have evaluated the effectiveness of the company’s disclosure controls and procedures as of September 30, 2004 and have concluded that these disclosure controls and procedures were adequate and effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within those entities.

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

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters previously reported in Part I, Item 3 and Note 14 of the Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2003, and Part II, Item 1 in the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004, which are incorporated herein by reference.

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

On September 14, 2004, the Company filed a Current Report on Form 8-K, reporting under Items 7.01 and 9.01, reducing the Company’s third quarter and full year earnings estimates.

On October 14, 2004, the Company filed a Current Report on Form 8-K, reporting under Items 2.02 and 9.01 announcing the Company’s results for the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A.O. SMITH CORPORATION
November 1, 2004	/s/John J. Kita
John J. Kita
Vice President,
Treasurer and Controller
November 1, 2004	/s/Kenneth W. Krueger
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