Form 10-Q
period 2005-03-31
SMITH A O CORP
filed 2005-05-03
CIK 91142

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005.

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

Class A Common Stock Outstanding as of March 31, 2005 -- 8,484,517 shares

Common Stock Outstanding as of March 31, 2005 — 21,197,333 shares

Exhibit Index Page 18

Index

A. O. Smith Corporation

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Statements of Earnings
- Three months ended March 31, 2005 and 2004	3
Condensed Consolidated Balance Sheets
- March 31, 2005 and December 31, 2004	4
Condensed Consolidated Statements of Cash Flows
- Three months ended March 31, 2005 and 2004	5
Notes to Condensed Consolidated Financial Statements
- March 31, 2005	6-10
Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	11-14
Item 4. Controls and Procedures	15
Part II. Other Information
Item 1. Legal Proceedings	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits and Reports on Form 8-K	16
Signatures	17
Index to Exhibits	18
Exhibit 31.1	19-20
Exhibit 31.2	21-22
Exhibit 32	23

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

A.O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
Three Months ended March 31, 2005 and 2004
(dollars in millions, except for per share data)
(unaudited)

	Three Months Ended March 31
	2005	2004
Net Sales	$409.2	$416.5
Cost of products sold	321.1	338.3

Gross profit	88.1	78.2
Selling, general and administrative expenses	62.4	58.6
Restructuring and related charges	0.9	--
Interest expense	3.4	3.2
Other expense - net	0.1	0.2

	21.3	16.2
Provision for income taxes	7.0	5.4

Net Earnings	$14.3	$10.8

Earnings per Common Share
Basic	$0.48	$0.37

Diluted	$0.48	$0.36

Dividends per Common Share	$0.16	$0.15

See accompanying notes to unaudited condensed consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

A.O. SMITH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2005 and December 31, 2004
(dollars in millions)

	(unaudited) March 31, 2005	December 31, 2004
Assets
Mb
Cash and cash equivalents	$10.1	$25.1
Receivables	294.9	281.6
Inventories	253.5	233.5
Deferred income taxes	10.2	10.9
Other current assets	38.8	33.9

Total Current Assets	607.5	585.0
Property, plant and equipment	781.9	773.8
Less accumulated depreciation	428.5	415.0

Net property, plant and equipment	353.4	358.8
Goodwill	303.8	303.8
Other intangibles	9.3	9.4
Other assets	55.6	55.8

Total Assets	$1,329.6	$1,312.8

Liabilities
Current Liabilities
Trade payables	$175.7	$158.8
Accrued payroll and benefits	27.6	28.3
Accrued liabilities	40.0	32.0
Product warranty	16.3	17.5
Long-term debt due within one year	8.6	8.6

Total Current Liabilities	268.2	245.2
Long-term debt	257.2	272.5
Pension liability	88.8	87.9
Other liabilities	98.7	102.8
Deferred income taxes	15.6	13.8

Total Liabilities	728.5	722.2
Stockholders' Equity
Class A common stock, $5 par value: authorized
14,000,000 shares; issued 8,517,112	42.6	42.6
Common stock, $1 par value: authorized 60,000,000
shares; issued 24,032,350	24.0	24.0
Capital in excess of par value	70.8	70.8
Retained earnings	658.0	648.4
Accumulated other comprehensive loss	(111.7)	(112.3)
Unearned compensation	(3.5)	(3.4)
Treasury stock at cost	(79.1)	(79.5)

Total Stockholders' Equity	601.1	590.6

Total Liabilities and Stockholders' Equity	$1,329.6	$1,312.8

See accompanying notes to unaudited condensed consolidated financial statements

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

A.O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2005 and 2004
(dollars in millions)
(unaudited)

	Three Months Ended March 31
	2005	2004
Operating Activities
Net earnings	$14.3	$10.8
Adjustments to reconcile net earnings to net cash provided
by (used in) operating activities:
Depreciation and amortization	13.1	13.3
Net change in current assets and liabilities	(13.7)	(33.5)
Net change in other noncurrent assets and liabilities	(1.1)	(1.6)
Other	0.4	0.1

Cash Provided by (Used in) Operating Activities	13.0	(10.9)
Investing Activities
Capital expenditures	(7.4)	(10.5)

Cash Used in Investing Activities	(7.4)	(10.5)
Financing Activities
Short-term debt incurred - net	--	15.0
Long-term debt retired	(15.3)	(2.1)
Net proceeds from common stock and option activity	--	2.5
Dividends paid	(4.7)	(4.4)

Cash (Used in) Provided by Financing Activities	(20.0)	11.0
Cash Used in Discontinued Operations	(0.6)	(0.2)

Net decrease in cash and cash equivalents	(15.0)	(10.6)
Cash and cash equivalents-beginning of period	25.1	18.7

Cash and Cash Equivalents - End of Period	$10.1	$8.1

See accompanying notes to unaudited condensed consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

A. O. SMITH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the 2005 presentation.

2.	Inventories (dollars in millions)

	March 31, 2005	December 31, 2004
Finished products	$174.0	$141.6
Work in process	62.8	57.7
Raw materials	83.4	81.7

	320.2	281.0
LIFO reserve	66.7	47.5

	$253.5	$233.5

3.	Long-Term Debt

On June 10, 2004, a new $265 million, five year revolving credit facility was entered into with a group of eight banks. The new facility expires June 10, 2009, and it replaced a $250 million credit facility, which was terminated on June 10, 2004 prior to its scheduled expiration on August 2, 2004. The new facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt.

4.	Product Warranty (dollars in millions)

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. The following table presents the company’s warranty liability activity for the three months ended March 31, 2005 and 2004, respectively:

	2005	2004
Balance at January 1	$59.8	$62.1
Expense	4.9	7.8
Claims settled	(9.2)	(8.6)

Balance at March 31	$55.5	$61.3

Warranty expense for the three months ended March 31, 2005 included a net $3.0 million favorable adjustment at the Water Systems segment resulting from a change in estimate due to a change in customer return policies partially offset by steel cost increases.

5.	Comprehensive Earnings (dollars in millions)

The company’s comprehensive earnings are comprised of net earnings, foreign currency translation adjustments, and realized and unrealized gains and losses on cash flow derivative instruments.

	Three Months Ended March 31
	2005	2004
Net Earnings	$14.3	$10.8
Other comprehensive earnings:
Foreign currency translation adjustments	--	0.7
Unrealized net gain on cash flow derivative instruments less related income tax:
2005 - $0.4 and 2004 - $3.9	0.6	5.9

Comprehensive Earnings	$14.9	$17.4

6.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended March 31
	2005	2004
Denominator for basic earnings per share
- weighted average shares	29,408,604	29,198,343
Effect of dilutive stock options	596,239	714,078

Denominator for diluted earnings per share	30,004,843	29,912,421

7.	Stock Based Compensation

The company has one stock-based employee compensation plan as more fully described in Note 9 of Notes to Consolidated Financial Statements of the Company’s 2004 annual report on Form 10-K. SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The company has chosen to continue applying Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock options awarded under the plan. Accordingly, because the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

Had compensation cost been determined based upon the fair value at the grant date for stock option awards under the plan based on the provisions of SFAS No. 123, the company’s pro forma earnings and earnings per share would have been as follows:

	Three months ended March 31
(dollars in millions, except per share amounts)	2005	2004
Net earnings:
As reported	$14.3	$10.8
Deduct: Total stock based employee compensation expense
determined under fair value based method, net of tax	(0.2)	(0.4)

Pro forma	$14.1	$10.4

Earnings per share:
As reported:
Basic	$0.48	$0.37
Diluted	0.48	0.36
Pro forma:
Basic	$0.48	$0.35
Diluted	0.47	0.34

As described in Note 1 of Notes to Consolidated Financial Statements in the Form 10-K for the fiscal year ended December 31, 2004, the Financial Accounting Standards Board recently issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123. The Company expects to adopt SFAS No. 123(R) on January 1, 2006.

8.	Pensions (dollars in millions)

The following table presents the components of the company’s net pension expense (income).

	Three Months Ended March 31
	2005	2004
Service cost	$2.3	$2.1
Interest cost	11.4	11.4
Expected return on plan assets	(14.9)	(16.2)
Amortization of net actuarial loss	2.1	0.8
Amortization of prior service cost	--	0.1

Defined benefit plan expense (income)	$0.9	$(1.8)

As disclosed in the company’s 2004 Annual Report on Form 10-K, the company does not expect to contribute to its pension plans in 2005.

9.	Operations by Segment (dollars in millions)

	Three Months Ended March 31
	2005	2004
Net Sales
Electrical Products	$207.1	$223.6
Water Systems	202.5	192.9
Inter-Segment	(0.4)	--

	$409.2	$416.5

Operating earnings
Electrical Products	$12.5	$17.1
Water Systems	20.8	8.8

	33.3	25.9
Corporate expenses	(8.6)	(6.5)
Interest expense	(3.4)	(3.2)

Earnings before income taxes	21.3	16.2
Provision for income taxes	7.0	5.4

Net earnings	$14.3	$10.8

10.	Subsequent Events

Electrical Products Restructurings and Related Costs

In April 2005, Electrical Products announced their intention to close the motor operation in Bray, Ireland which supplies large commercial hermetic motors to European air conditioning and refrigeration customers. In the second quarter of 2005, the Company expects to recognize an $8.5 million charge to cover employee severance, lease costs and the relocation of machinery. As no tax deduction is available in Ireland for these costs, the after-tax charge is expected to be $8.5 million. The Bray closure is expected to be completed by the end of the second quarter of this year and is expected to generate annual savings of more than $3.0 million.

An additional $3.0 million pretax charge will be recognized throughout 2005 associated with the acceleration of planned repositioning programs at domestic motor plants. Restructuring expense of $0.9 million was recorded in the first quarter with $1.4 million anticipated in the second quarter and the remainder occurring in the last half of 2005. Annual pretax savings associated with this element of the Electrical Products segment restructuring is anticipated to be approximately $3.5 million.

Tower Automotive, Inc.

The company is the primary lessee on a facility lease in Corydon, Indiana related to a business sold to Tower Automotive, Inc. (Tower). The lease has annual payments of $1.2 million and expires in February 2010. The company entered into a sublease arrangement with Tower in 1997 with the same terms and conditions as the company lease. Tower filed for bankruptcy on February 2, 2005. On April 15, 2005, Tower announced its intention to close the Corydon, Indiana facility by June 30, 2005. A loss on the sublease receivable from Tower is probable. The company has available to it various potential remedial actions to offset the loss including the purchase and sale of the facility or entering into an agreement to sub-lease the facility. The amount of any ultimate loss, if any, is not probable nor can it be reasonably estimated. Accordingly no loss has been accrued.

PART I — FINANCIAL INFORMATION

ITEM 2 —MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FIRST THREE MONTHS OF 2005 COMPARED TO 2004

Net sales for the first quarter of 2005 were $409.2 million or $7.3 million lower than sales of $416.5 million in the first quarter of 2004. Price increases implemented in both of our businesses to offset higher material and freight costs were more than offset by lower unit volumes resulting in a 1.8 percent decline in net sales.

Our gross profit margin increased from 18.8 percent in the first quarter of 2004 to 21.5 percent in the first quarter of 2005. The increase in margin occurred in our Water Systems business and reflects the effectiveness of the aforementioned price increases and the absence of inefficiencies associated with several conversion projects in the first quarter of 2004.

Selling, general and administrative expense for the first quarter of 2005 was $62.4 million or $3.8 million higher than the $58.6 million in the first quarter of 2004. The increase was due primarily to higher selling and advertising costs in China and higher pension and corporate expense.

Interest expense in the first quarter of 2005 increased slightly to $3.4 million from $3.2 million in the first quarter of 2004 due to higher interest rates.

We have significant pension benefit costs and credits that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates, in making these assumptions. Our assumptions for the expected rate of return on plan assets decreased from 9.0 percent in 2004 to 8.75 percent in 2005. The discount rate used to determine net periodic pension costs and credits decreased from 6.25 percent in 2004 to 6.0 percent in 2005. Pension expense in the first quarter of 2005 was $0.9 million and compares to $1.8 million of pension income in the first quarter of 2004 resulting in a $2.7 million year over year increase in pretax expense. Our pension costs and credits are reflected in cost of products sold and selling, general and administrative expense.

Net earnings in the first quarter of 2005 were $14.3 million, an increase of $3.5 million or 32 percent over net earnings of $10.8 million in last year’s first quarter. On a per share basis, first quarter earnings were $.48 in 2005 compared with $.36 in the first quarter of 2004. The increase in earnings was due primarily to improved pricing in both of our segments, better operating performance at Water Systems and a positive $3 million adjustment to the warranty reserve which more than offset the effect of the lower sales volumes.

Electrical Products

First quarter net sales for our Electrical Products segment were $207.1 million, a decline of $16.5 million from sales of $223.6 million in the same period last year. The lower sales resulted from 2004 fourth quarter customer pre-buys preceding the January 2005 price increase, the loss of a significant contract by a major OEM customer during the first quarter of 2004 and reduced customer demand which in some cases was due to the January price increase.

Operating earnings for our Electrical Products segment in the first quarter declined to $12.5 million from $17.1 million in the first quarter of 2004. The impact of improved pricing was more than offset by increased steel and material costs and reduced unit volume.

Early in the second quarter of 2005, Electrical Products announced their intention to close the motor operation in Bray, Ireland which supplies large commercial hermetic motors to European air conditioning and refrigeration customers. This decision was based on the fact that it is no longer economically feasible to supply this product from Ireland and accordingly, this market will be served from other hermetic motor operations in China and North America. 2005 sales volume will be adversely affected by approximately $10.0 million, which is expected to be recouped in 2006. The Bray closure is expected to be completed by the end of the second quarter of this year.

In the second quarter, we will recognize an $8.5 million non-deductible charge to cover employee severance, lease costs and the relocation of machinery. The Bray closure is expected to generate annual savings of more than $3.0 million.

An additional $3.0 million pretax charge will be recognized throughout 2005 associated with the acceleration of planned repositioning programs at other domestic motor plants. Restructuring expense of $0.9 million was recorded in the first quarter with $1.4 million anticipated in the second quarter and the remainder occurring in the last half of 2005. Annual pretax savings associated with this element of the motors restructuring is anticipated to be approximately $3.5 million.

Water Systems

First quarter net sales for our Water Systems segment were $202.5 million or five percent higher than sales of $192.9 million in the same period last year. The sales increase was due to improved pricing in the U.S. and higher sales at our Chinese operation. North American unit sales for both residential and commercial water heaters were lower than in the first quarter of 2004. A portion of the reduction in unit volume was due to a fourth quarter pre-buy related to the January 2005 price increase.

Operating earnings for our Water Systems segment in the first quarter of 2005 increased significantly to $20.8 million from $8.8 million in the first quarter of 2004. The $12.0 million increase resulted from improved operating efficiency, a more normalized relationship between product price and material cost and a $3.0 million favorable adjustment to our warranty reserve. The warranty reserve adjustment was due to a change in customer return policies partially offset by steel cost increases.

Outlook

We issued a forecast for 2005 of earnings of between $1.45 and $1.65 per share which includes the combined after tax charge of $10.5 million for restructuring at Electrical Products. Excluding the restructuring expense, our forecast is $1.80 to $2.00 per share. Earnings were $1.18 per share in 2004.

The increase in earnings will be driven by improved operating performance at Water Systems, and pricing levels that are returning gross margins to their historical levels. Offsetting these improvements is potential volume softness in our motor operation.

Liquidity & Capital Resources

Our working capital at March 31, 2005 was $339.3 million, essentially the same level as at December 31, 2004. However, increases in accounts receivable and inventories, primarily at our Electrical Products unit, were offset by increases in accounts payable and decreases in cash levels. Cash provided by operating activities during the first quarter of 2005 was a $23.9 million improvement over the $10.9 million of cash used in operating activities during the first quarter of 2004, as a result of higher earnings and a smaller investment in working capital this year compared with the same period in 2004. We expect cash provided by operating activities for the total year 2005 to be $120 to $130 million before capital expenditures.

Our capital expenditures during the first quarter of 2005 totaled $7.4 million compared with $10.5 million one year ago. We are projecting 2005 capital spending to be between $50 and $55 million, similar to depreciation and amortization. The majority of the capital spending is expected to occur in the second half of the year and will include spending for the recently announced expansion of our Nanjing water heater operation. This expansion project, the first phase of which will be completed by the end of the first half of 2006, will more than double the capacity of our Nanjing manufacturing facility.

We believe that our present facilities and planned capital expenditures are sufficient to provide adequate capacity for our operations in 2005.

Our total debt decreased $15.3 million from $281.1 million at December 31, 2004 to $265.8 million at March 31, 2005. Our leverage as measured by the ratio of total debt to total capitalization was 31%, down slightly from 32% at the end of 2004. We did not enter into any significant operating leases during the first quarter of 2005. At March 31, 2005, our company had available borrowing capacity of $167.1 million under our credit facility. We believe that the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

On April 12, 2005, our board of directors declared a regular quarterly dividend of $.16 per share on our Common stock and Class A common stock, which is payable on May 16, 2005 to shareholders of record on April 29, 2005.

Critical Accounting Policies

Our accounting policies are described in Note 1 of Notes to Consolidated Financial Statements as disclosed in the Form 10-K for the fiscal year ended December 31, 2004. Also as disclosed in Note 1, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the evaluation of the impairment of goodwill, as well as the recoverability of receivables resulting from the payment of claims associated with the dip tube class action lawsuit. There are also significant estimates used in the determination of liabilities related to warranty activity, litigation, product liability, environmental matters and pensions and other post-retirement benefits. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience and trends, and in some cases, actuarial techniques. We constantly reevaluate these significant factors and adjustments are made when facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The chief executive officer and chief financial officer have evaluated the effectiveness of the company’s disclosure controls and procedures as of March 31, 2005 and have concluded that these disclosure controls and procedures were adequate and effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls

Other than changing the frequency of the finished goods physical inventory count from a quarterly to an annual process at our Water Systems segment, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect our disclosure controls and procedures nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken. The frequency of the finished goods physical inventory count at Water Systems was changed to an annual process as there were no significant adjustments resulting from the three previous quarterly physical inventory counts. Additionally, various monitoring metrics and related goals have been implemented over the course of the past twelve months as an enhancement to the internal control environment surrounding finished goods inventory at Water Systems. Water Systems has been consistently achieving the established goals.

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

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS

In the legal matters discussed in Part 1, Item 3 and Note 12 of the Notes to Consolidated Financial Statements in the Company’s Form 10-K Report for the year ended December 31, 2004, which are incorporated herein by reference, the Company reported that the State of Colorado had appealed the trial court’s decision to dismiss the State’s claims against the Company to recover its costs associated with remediation of a mine site that was operated by a corporation in which the Company owned stock from 1936 to 1942 and that the Court of Appeals reversed that dismissal order and remanded the matter back to the trial court. At the end of the first quarter, the trial court again granted summary judgment in favor of the Company and dismissed all of the claims against the Company.

Except with respect to this matter, there have been no material changes in the legal or environmental matters that were previously reported.

ITEM 4 — SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 — OTHER INFORMATION

None

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

On January 21, 2005, the Company filed a Current Report on Form 8-K, reporting under Items 2.02 and 9.01, announcing the Company’s 2004 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION
May 3, 2005	/s/John J. Kita
John J. Kita
Vice President,
Treasurer and Controller
May 3, 2005	/s/Kenneth W. Krueger
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