Form 10-Q
period 2005-06-30
SMITH A O CORP
filed 2005-08-02
CIK 91142

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-475

Delaware	39-0619790
(State of Incorporation)	(IRS Employer ID Number)

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

Class A Common Stock Outstanding as of June 30, 2005 — 8,474,752 shares

Common Stock Outstanding as of June 30, 2005 — 21,546,728 shares

Exhibit Index Page 19

Index

A. O. Smith Corporation

PART - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A.O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

Three and Six Months ended June 30, 2005 and 2004

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Electrical Products	$234.5	$227.7	$441.6	$451.3
Water Systems	204.0	209.6	406.5	402.5
Inter-segment Sales	(0.8)	—	(1.2)	—

Net Sales	437.7	437.3	846.9	853.8
Cost of products sold	353.5	348.9	674.6	687.2

Gross profit	84.2	88.4	172.3	166.6
Selling, general and administrative expenses	60.4	58.9	122.8	117.6
Restructuring and other charges	8.6	—	9.5	—
Interest expense	3.5	3.2	6.9	6.4
Other expense - net	0.7	0.3	0.8	0.5

	11.0	26.0	32.3	42.1
Provision for income taxes	4.5	8.7	11.5	14.1

Net Earnings	$6.5	$17.3	$20.8	$28.0

Earnings per Common Share
Basic	$0.22	$0.59	$0.71	$0.96

Diluted	$0.22	$0.58	$0.69	$0.94

Dividends per Common Share	$0.16	$0.15	$0.32	$0.30

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A.O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2005 and December 31, 2004

(dollars in millions)

	(unaudited) June 30, 2005	December 31, 2004
Assets
Current Assets
Cash and cash equivalents	$11.9	$25.1
Receivables	308.8	281.6
Inventories	226.9	233.5
Deferred income taxes	11.0	10.9
Other current assets	29.7	33.9

Total Current Assets	588.3	585.0

Property, plant and equipment	788.1	773.8
Less accumulated depreciation	439.5	415.0

Net property, plant and equipment	348.6	358.8
Goodwill	303.8	303.8
Other intangibles	9.7	9.4
Other assets	22.8	55.8

Total Assets	$1,273.2	$1,312.8

Liabilities
Current Liabilities
Trade payables	$170.3	$158.8
Accrued payroll and benefits	31.4	28.3
Accrued liabilities	38.2	32.0
Product warranty	16.6	17.5
Long-term debt due within one year	10.9	8.6

Total Current Liabilities	267.4	245.2

Long-term debt	226.1	272.5
Pension liability	60.2	87.9
Other liabilities	96.4	102.8
Deferred income taxes	16.3	13.8

Total Liabilities	666.4	722.2

Stockholders’ Equity
Class A common stock, $5 par value: authorized 14,000,000 shares; issued 8,507,347	42.5	42.6
Common stock, $1 par value: authorized 60,000,000 shares; issued 24,042,115	24.0	24.0
Capital in excess of par value	68.9	70.8
Retained earnings	659.8	648.4
Accumulated other comprehensive loss	(115.8)	(112.3)
Unearned compensation	(3.1)	(3.4)
Treasury stock at cost	(69.5)	(79.5)

Total Stockholders’ Equity	606.8	590.6

Total Liabilities and Stockholders’ Equity	$1,273.2	$1,312.8

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A.O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2005 and 2004

(dollars in millions)

(unaudited)

	Six Months Ended June 30
	2005	2004
Operating Activities
Net earnings	$20.8	$28.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	26.0	26.8
Net change in current assets and liabilities	0.7	(43.8)
Net change in other noncurrent assets and liabilities	2.8	(1.3)
Other	0.9	2.2

Cash Provided by Operating Activities	51.2	11.9

Investing Activities
Capital expenditures	(16.4)	(19.8)
Acquisition of business	—	(2.3)

Cash Used in Investing Activities	(16.4)	(22.1)

Financing Activities
Long-term debt incurred	—	16.0
Long-term debt retired	(44.2)	(2.1)
Other stock transactions	6.1	3.0
Dividends paid	(9.4)	(8.8)

Cash (Used in) Provided by Financing Activities	(47.5)	8.1

Cash Used in Discontinued Operations	(0.5)	(0.4)

Net decrease in cash and cash equivalents	(13.2)	(2.5)
Cash and cash equivalents-beginning of period	25.1	18.7

Cash and Cash Equivalents - End of Period	$11.9	$16.2

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the 2005 presentation.

2.	Inventories (dollars in millions)

	June 30, 2005	December 31, 2004
Finished products	$160.6	$141.6
Work in process	53.7	57.7
Raw materials	79.0	81.7

	293.3	281.0
LIFO reserve	66.4	47.5

	$226.9	$233.5

3.	Long-Term Debt

On June 10, 2004, a new $265 million, five year revolving credit facility was entered into with a group of eight banks. The new facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt.

4.	Product Warranty (dollars in millions)

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents the company’s warranty liability activity for the six-months ended June 30, 2005 and 2004, respectively:

4.	Product Warranty (dollars in millions), continued

	2005	2004
Balance at January 1	$59.8	$62.1
Expense	12.3	14.7
Claims settled	(19.5)	(17.3)

Balance at June 30	$52.6	$59.5

Warranty expense for the six months ended June 30, 2005 included a net $3.0 million favorable adjustment in the first quarter at the Water Systems segment resulting from a change in estimate due to a change in customer return policies partially offset by steel cost increases.

5.	Comprehensive Earnings (dollars in millions)

The company’s comprehensive earnings are comprised of net earnings, foreign currency translation adjustments, and realized and unrealized gains and losses on cash flow derivative instruments.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net Earnings	$6.5	$17.3	$20.8	$28.0

Other comprehensive earnings (loss):
Foreign currency translation adjustments	(0.7)	(0.5)	(0.8)	0.2
Unrealized net losses on cash flow derivative instruments less related income tax benefit: 2005 - $(2.2) & $(1.7), 2004 – $(5.8) & $(2.0)	(3.4)	(9.1)	(2.7)	(3.1)

Comprehensive Earnings	$2.4	$7.7	$17.3	$25.1

6.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

6.	Earnings per Share of Common Stock, continued

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Denominator for basic earnings per share - weighted average shares	29,532,444	29,276,224	29,470,866	29,237,388
Effect of dilutive stock options	598,495	637,125	597,374	675,656

Denominator for diluted earnings per share	30,130,939	29,913,349	30,068,240	29,913,044

7.	Stock Based Compensation

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

Had compensation cost been determined based upon the fair value at the grant date for stock option awards under the plan based on the provisions of SFAS No. 123, the company’s pro forma earnings and earnings per share would have been as follows:

	Three Months Ended June 30		Six Months Ended June 30
(dollars in millions, except per share amounts)	2005	2004	2005	2004
Earnings:
As reported	$6.5	$17.3	$20.8	$28.0
Deduct: Total stock option compensation expense determined under fair value based method, net of tax	(0.1)	(0.5)	(0.3)	(1.0)

Pro forma	$6.4	$16.8	$20.5	$27.0

Earnings per share:
As reported:
Basic	$0.22	$0.59	$0.71	$0.96
Diluted	0.22	0.58	0.69	0.94
Pro forma:
Basic	$0.22	$0.57	$0.69	$0.93
Diluted	0.21	0.56	0.68	0.90

7.	Stock Based Compensation, continued

As described in Note 1 of Notes to Consolidated Financial Statements in the Form 10-K for the fiscal year ended December 31, 2004, the Financial Accounting Standards Board recently issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123. The Company expects to adopt SFAS No. 123(R) on January 1, 2006.

8.	Pensions (dollars in millions)

The following table presents the components of the company’s net pension credit.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Service cost	$2.4	$2.2	$4.7	$4.3
Interest cost	11.9	11.7	23.3	23.1
Expected return on plan assets	(15.8)	(16.2)	(30.7)	(32.4)
Amortization of net actuarial loss	2.9	1.0	5.0	1.8
Amortization of prior service cost	0.3	0.1	0.3	0.2

Defined benefit plan (income) expense	$1.7	$(1.2)	$2.6	$(3.0)

The Company made a voluntary $30 million contribution on June 30, 2005. The company does not expect to make any additional contributions in 2005.

9.	Operations by Segment (dollars in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net sales
Electrical Products	$234.5	$227.7	$441.6	$451.3
Water Systems	204.0	209.6	406.5	402.5
Inter-Segment Sales	(0.8)	—	(1.2)	—

	$437.7	$437.3	$846.9	$853.8

Operating earnings
Electrical Products (1)	$6.0	$17.4	$18.5	$34.5
Water Systems	18.8	18.7	39.7	27.5

	24.8	36.1	58.2	62.0
Corporate expenses (2)	(10.3)	(6.9)	(19.0)	(13.5)
Interest expense	(3.5)	(3.2)	(6.9)	(6.4)

Earnings before income taxes	11.0	26.0	32.3	42.1
Provision for income taxes	(4.5)	(8.7)	(11.5)	(14.1)

Net earnings	$6.5	$17.3	$20.8	$28.0

(1) reflects pre-tax restructuring and other charges of:	$7.4		$8.3
(2) reflects pre-tax restructuring and other charges of:	$1.2		$1.2

10.	Restructuring and Other Charges

Electrical Products Restructuring and Other Costs

In April 2005, Electrical Products announced their intention to close the motor operation in Bray, Ireland which supplies large commercial hermetic motors to European air conditioning and refrigeration customers. As no tax deduction is available in Ireland for restructuring costs, the 2005 after-tax charge is expected to approximate $7.5 million. In the second quarter of 2005, the company recorded restructuring and related charges of $6.7 million related to the Bray plant closure. The Bray closure is substantially complete as of June 30, 2005, and is expected to generate annual savings of more than $3.0 million beginning in 2006.

The company has also announced an additional estimated $4.3 million pre-tax charge which will be recognized throughout 2005 associated with the acceleration of planned repositioning programs at domestic motor plants. Restructuring and related charges of $0.7 million and $1.6 million were recognized in the three-month and six-month periods ended June 30, 2005 for the domestic repositioning activities. The domestic repositioning activities are expected to be complete by December 31, 2005 and are expected to generate annual pre-tax savings of approximately $5.0 million.

The following table presents an analysis of the company’s Electrical Products restructuring reserve as of and for the six-months ended June 30, 2005 (dollars in millions):

	Severance Costs	Lease Cancellation Costs	Asset Impairment	Other	Total
Balance at December 31, 2004	$—	$—	$—	$—	$—
Expense recognized	3.7	1.5	2.2	0.9	8.3
Cash payments	(3.1)	—	—	(0.3)	(3.4)
Asset disposal	—	—	(0.8)	—	(0.8)
Other	—	—	—	(0.2)	(0.2)

Balance at June 30, 2005	$0.6	$1.5	$1.4	$0.4	$3.9

Other Charges – Tower Automotive, Inc.

The company is the primary lessee on a facility lease in Corydon, Indiana related to a business sold to Tower Automotive, Inc. (Tower) in 1997. The lease has annual payments of $1.2 million and expires in February 2010. The company entered into a sublease arrangement with Tower in 1997 with the same terms and conditions as the company lease. Tower filed for bankruptcy on February 2, 2005. On April 15, 2005, Tower announced its intention to close the Corydon, Indiana facility by June 30, 2005. Tower subsequently notified the company that it will be rejecting the sublease arrangement effective October 1, 2005, as part of its bankruptcy proceedings. In connection with this notification, the company recognized a $1.2 million expense related to this contingent leasing liability which represents the company’s estimate of its ultimate net loss related to this arrangement.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST SIX MONTHS OF 2005 COMPARED TO 2004

Overall

Sales were $437.7 million in the second quarter of 2005, basically unchanged from the second quarter of 2004. Sales for the first half of 2005 were $846.9 million, slightly lower than $853.8 million in the same period last year. Sales in both the second quarter and first half of the year reflect price increases implemented in both of our businesses to offset higher material and freight costs. These price increases were for the most part offset by lower unit volumes.

Our gross margin in the second quarter of 2005 decreased to 19.2 percent from 20.2 percent in the same period of last year as a result of lower margins in our Electrical Products segment. Margins were negatively impacted by absorption associated with inventory reduction initiatives. The gross profit margin for the first half of 2005 was 20.3 percent compared with 19.5 percent in the first six months of 2004. The improved margin was due to increased pricing and the absence of the manufacturing inefficiencies caused by several conversion projects that were prevalent in our Water Systems segment in 2004.

Selling, general and administrative (SG&A) expenses in the second quarter and first half of 2005 were higher than the same periods in 2004 by $1.5 million and $5.2 million, respectively. Last year’s second quarter included a non-recurring gain of approximately $3.3 million from the favorable resolution of litigation related to State Industries’ Duron product. Corporate SG&A increased by $3.0 million in the second quarter of 2005 primarily as a result of higher pension expense and a $1.2 million pre-tax charge related to a contingent leasing liability at our discontinued automotive operation. Higher pension and corporate expense as well as increased selling and advertising costs in China also impacted our SG&A in the first six months of 2005.

Interest expense for the second quarter and first half of 2005 was higher than the comparable periods in 2004 by $.3 million and $.5 million, respectively, due to higher interest rates.

We have significant pension benefit costs and credits that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates, in making these assumptions. Our assumptions for the expected rate of return on plan assets decreased from 9.0 percent in 2004 to 8.75 percent in 2005. The discount rate used to determine net periodic pension costs and credits decreased from 6.25 percent to 6.0 percent in 2005. Pension expense in the second quarter of 2005 was $1.7 million and compares to $1.2 million of pension income in the second quarter of 2004. Pension expense for the first half of 2005 was $2.6 million and compares to $3.0 million of pension income in the first half of 2004. Total pension expense for 2005 is projected to be $5.1 million. Our pension costs and credits are reflected in cost of products sold and SG&A.

Our year-to-date effective tax rate increased from 33% at the end of the first quarter to 35.6% at the end of the second quarter of 2005. The increase is due to the non-deductibility of the restructuring charge for foreign operations, resulting in an effective rate of 40.5% in the second quarter of 2005. Our effective tax rate for the second quarter and first half of 2004 was 33.5%.

Net earnings in the second quarter declined from $17.3 million or $.58 per share in 2004 to $6.5 million or $.22 per share in 2005. Our 2005 second quarter net earnings were reduced by an after-tax charge of $7.9 million or $.26 per share for restructuring and other charges which primarily related to the closing of our Bray, Ireland motor facility which was announced in April 2005. Our net earnings for the first six months of 2005 were $20.8 million or $.69 per share and compare with net earnings in the same period of 2004 of $28.0 million or $.94 per share. Our 2005 first half net earnings were reduced by an after-tax charge of $8.5 million or $.28 per share for restructuring and other charges.

Electrical Products

Second quarter sales for our Electrical Products segment were $234.5 million or 3 percent higher than sales of $227.7 million in the same quarter of 2004 as improved pricing more than offset weaker demand, primarily in markets adversely affected by cooler weather. These markets include HVAC, air-conditioning, and swimming pool pumps and the related sales through distribution. Year-to-date sales for this segment were $441.6 million or $9.7 million less than 2004.

Operating earnings for our Electrical Products segment in the second quarter of 2005 were $6.0 million, which were reduced by a $7.4 million pre-tax restructuring and other charge, and compares to $17.4 million in the second quarter of 2004. The $7.4 million restructuring charge is primarily related to the closure of our Bray, Ireland motor manufacturing facility. Though improved pricing offset higher material costs, reduced contribution on lower volume and reduced absorption of fixed manufacturing expense associated with inventory reduction initiatives resulted in the decline in operating earnings. First half operating earnings in 2005 were $18.5 million, which were reduced by pre-tax restructuring and other charges of $8.3 million, and compares to $34.5 million in the first half of 2004. Beginning in 2006, we believe our restructuring program will generate pre-tax savings of approximately $8 million.

Water Systems

Second quarter sales for our Water Systems segment decreased from $209.6 million in 2004 to $204.0 million in 2005. The decline was due to softer customer demand in the North American market which more than offset improved pricing and a 35 percent sales increase in our China water heater business. Sales from the wholesale side of the business were particularly weak as a result of significant customer purchases and inventory buildup late in 2004 and early 2005 in advance of a January 2005 price increase. First half sales in 2005 were $406.5 million or $4.0 million higher than the same period in 2004.

Operating earnings for our Water Systems segment were $18.8 million in the second quarter of 2005, about equal to $18.7 million of earnings in the second quarter of 2004 as significantly improved operating efficiency and improved pricing offset the impact of lower volumes. Last year’s second quarter included a pre-tax non-recurring gain of approximately $3.3 million from the favorable resolution of litigation related to the State Industries’ Duron product. First half operating earnings in 2005 were $39.7 million or $12.2 million higher than earnings of $27.5 million in the same period of 2004. The significant increase in earnings for the first six months of 2005 resulted from improved operating efficiency, a more normalized relationship between product price and material cost and a $3.0 million favorable adjustment to our warranty reserve.

Outlook

We issued a forecast for 2005 earnings of between $1.25 and $1.45 per share which includes after tax charges for restructuring and other costs. Excluding these expenses, our forecast is $1.60 to $1.80 per share. Earnings were $1.18 in 2004.

The increase in earnings will be driven by improved performance at Water Systems.

Liquidity & Capital Resources

Our working capital at June 30, 2005 was $320.9 million, $18.9 million lower than at the end of December 2004. Sales related increases in accounts receivable were more than offset by improvements in other working capital accounts. Cash provided by operating activities through the second quarter of 2005 was $51.2 million, a significant improvement over the $11.9 million provided through the second quarter of 2004, primarily as a result of a smaller investment in working capital this year compared with the same period one year ago. We continue to expect cash provided by operating activities for the total year 2005 to be $120 to $130 million.

Our capital expenditures during the first half of 2005 totaled $16.4 million compared with $19.8 million one year ago. We are projecting 2005 capital spending to be between $50 and $55 million, and in the same range as expected depreciation and amortization for the year. The increased capital spending in the second half of the year will include spending for the previously announced expansion of our Nanjing, China water heater operation. We believe that our present facilities and planned capital expenditures are sufficient to provide adequate capacity for our operations in 2005.

During the quarter, our company received $27.3 million payment against its dip tube receivable, leaving a balance of approximately $6.7 million that will be collected in the second half of this year. This will result in the complete recovery of receivables associated with this dispute. All litigation associated with this issue has been concluded.

We made a voluntary $30 million contribution to our pension plan on June 30, 2005. The company does not expect to make any additional contributions in 2005.

Our total debt decreased $44.1 million from $281.1 million at December 31, 2004 to $237.0 million at June 30, 2005. Our leverage as measured by the ratio of total debt to total capitalization was 28%, down from 32% at the end of 2004. We did not enter into any significant operating leases during the second quarter of 2005. At June 30, 2005, our company had available borrowing capacity of $195.9 million under our credit facility. We believe that the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

On July 12, 2005, our board of directors declared a regular quarterly dividend of $.16 per share on our Common stock and Class A common stock, which is payable on August 15, 2005 to shareholders of record on July 29, 2005.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the evaluation of the impairment of goodwill, as well as significant estimates used in the determination of liabilities related to warranty activity, litigation, product liability, environmental matters and pensions and other post-retirement benefits. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience and trends, and in some cases, actuarial techniques. We constantly reevaluate these significant factors and adjustments are made when facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

As is more fully described in our annual report on Form 10-K for the year ended December 31, 2004, we are exposed to various types of market risks, primarily currency and certain commodities. We monitor our risks in these areas on a continuous basis and generally enter into forward and futures contracts to minimize these exposures for periods of less than one year. Our company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The chief executive officer and principal financial officer have evaluated the effectiveness of the company’s disclosure controls and procedures as of June 30, 2005 and have concluded that these disclosure controls and procedures were adequate and effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within those entities.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In the legal matters discussed in Note 12 of the Notes to Consolidated Financial Statements in the company’s Form 10-K Report for the year ended December 31, 2004, which is incorporated herein by reference, the company reported on the status of the direct action lawsuit that was brought in the Civil District Court for the Parish of Orleans, State of Louisiana by A. O. Smith Corporation, Bradford White Company, American Water Heater Company, Lochinvar Corporation and State Industries, Inc. (the “water heater manufacturers”) against Perfection Corporation and American Meter Company, the parent company of Perfection, and their insurers to recover various damages caused by deteriorating dip tubes that were manufactured by Perfection Corporation. The water heater manufacturers have resolved their dispute with Perfection Corporation and American Meter Company and their insurers and have dismissed the lawsuit pending in Louisiana. The company has also resolved its separate insurance claims for property damages in connection with defective dip tubes. The aggregate of settlements payable to the company and its subsidiary, State Industries, Inc., is $34,078,691 which fully covers the receivable referenced in Footnote 12 to the Financial Statements for the year ended December 31, 2004. Approximately 80 percent of the settlement amount has been received by the company as of June 30, 2005. The balance will be paid to the company in 2005.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 7, 2005, the company mailed a proxy statement to its stockholders relating to the annual meeting of stockholders on April 11, 2005. The annual meeting included the election of directors and the ratification of Ernst & Young LLP as the independent registered public accounting firm of the company for 2005.

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

1. Election of Directors

Class A Common Stock Directors	Votes For	Votes Withheld
Ronald D. Brown	8,246,739	1,089
Paul W. Jones	8,246,559	1,269
Robert J. O’Toole	8,240,558	7,270
Bruce M. Smith	8,239,279	8,549
Mark D. Smith	8,239,279	8,549
Gene C. Wulf	8,246,559	1,269

Common Stock Directors	Votes For	Votes Withheld
William F. Buehler	18,657,246	1,331,231
Dennis J. Martin	18,562,346	1,426,150

2. Ratification of Ernst & Young LLP as Independent Registered Public Accounting Firm

Combined Class Vote	Votes For	Votes Against	Broker Abstentions
Class A Common Stock and Common Stock (1/10th vote)	10,223,705	20,966	2,007

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

On April 15, 2005, the Company filed a Current Report on Form 8-K, reporting under Items 2.02, 2.05, and 9.01, announcing the Company’s results for the quarter ended March 31, 2005 and the closure of its Bray, Ireland Plant.

On June 17, 2005 the Company filed a Current Report on Form 8-K, reporting under Item 5.02, announcing Kenneth W. Krueger’s resignation.

On June 24, 2005, the Company filed a Current Report on Form 8-K, reporting under Items 7.01 and 9.01, lowering its forecast for 2005.

On June 24, 2005, the Company filed a Current Report on Form 8-K, reporting under Items 7.01 and 9.01, announcing that it is in exclusive discussions with the majority shareholders of GSW Inc. regarding the possible purchase of GSW Inc. by A. O. Smith Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

August 2, 2005	/s/ John J. Kita
John J. Kita
Vice President,
Treasurer and Controller

INDEX TO EXHIBITS

Exhibit Number	Description
10	Separation Agreement dated July 18, 2005 by and between A. O. Smith Corporation and Kenneth W. Krueger.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.