Form 10-Q
period 2005-09-30
SMITH A O CORP
filed 2005-11-03
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☐

Class A Common Stock Outstanding as of September 30, 2005 — 8,473,546 shares

Common Stock Outstanding as of September 30, 2005 — 21,615,872 shares

Exhibit Index Page 18

Index

A. O. Smith Corporation

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A.O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

Three and Nine Months ended September 30, 2005 and 2004

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Electrical Products	$211.0	$215.9	$652.5	$667.1
Water Systems	199.0	174.0	605.5	576.6
Inter-segment Sales	(1.6)	—	(2.8)	—

Net Sales	408.4	389.9	1,255.2	1,243.7
Cost of products sold	327.4	327.9	1,002.0	1,015.1

Gross profit	81.0	62.0	253.2	228.6
Selling, general and administrative expenses	59.7	57.4	182.5	175.0
Restructuring and other charges	3.0	—	12.5	—
Interest expense	3.2	3.3	10.0	9.6
Other expense - net	0.7	0.4	1.5	0.9

	14.4	0.9	46.7	43.1
Provision (credit) for income taxes	4.7	(2.1)	16.2	12.1

Net Earnings	$9.7	$3.0	$30.5	$31.0

Earnings per Common Share
Basic	$0.33	$0.10	$1.03	$1.06

Diluted	$0.32	$0.10	$1.01	$1.04

Dividends per Common Share	$0.16	$0.16	$0.48	$0.46

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A.O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2005 and December 31, 2004

(dollars in millions, except par value)

	(unaudited) September 30, 2005	December 31, 2004
Assets
Current Assets
Cash and cash equivalents	$52.6	$25.1
Receivables	280.4	281.6
Inventories	213.2	233.5
Deferred income taxes	7.8	10.9
Other current assets	32.4	33.9

Total Current Assets	586.4	585.0
Property, plant and equipment	788.6	773.8
Less accumulated depreciation	440.8	415.0

Net property, plant and equipment	347.8	358.8
Goodwill	303.8	303.8
Other intangibles	9.7	9.4
Other assets	22.7	55.8

Total Assets	$1,270.4	$1,312.8

Liabilities
Current Liabilities
Trade payables	$183.8	$158.8
Accrued payroll and benefits	33.2	28.3
Accrued liabilities	38.0	32.0
Product warranty	16.5	17.5
Long-term debt due within one year	10.9	8.6

Total Current Liabilities	282.4	245.2
Long-term debt	197.5	272.5
Pension liability	61.3	87.9
Other liabilities	95.9	102.8
Deferred income taxes	17.3	13.8

Total Liabilities	654.4	722.2
Stockholders’ Equity
Class A common stock, $5 par value: authorized 14,000,000 shares; issued 8,506,141	42.5	42.6
Common stock, $1 par value: authorized 60,000,000 shares; issued 24,043,321	24.0	24.0
Capital in excess of par value	68.3	70.8
Retained earnings	664.7	648.4
Accumulated other comprehensive loss	(113.4)	(112.3)
Unearned compensation	(2.6)	(3.4)
Treasury stock at cost	(67.5)	(79.5)

Total Stockholders’ Equity	616.0	590.6

Total Liabilities and Stockholders’ Equity	$1,270.4	$1,312.8

See accompanying notes to unaudited condensed consolidated financial statements

PART	I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A.O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2005 and 2004

(dollars in millions)

(unaudited)

	Nine Months Ended September 30
	2005	2004
Operating Activities
Net earnings	$30.5	$31.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	38.9	40.0
Net change in current assets and liabilities	60.6	(43.2)
Net change in other noncurrent assets and liabilities	5.7	(2.7)
Other	3.4	2.3

Cash Provided by Operating Activities	139.1	27.4
Investing Activities
Capital expenditures	(31.1)	(30.8)
Acquisition of business	—	(2.3)

Cash Used in Investing Activities	(31.1)	(33.1)
Financing Activities
Long-term debt incurred	—	21.7
Long-term debt retired	(72.8)	(2.1)
Other stock transactions	7.7	3.0
Dividends paid	(14.2)	(13.5)

Cash (Used in) Provided by Financing Activities	(79.3)	9.1
Cash Used in Discontinued Operations	(1.2)	(0.3)

Net increase in cash and cash equivalents	27.5	3.1
Cash and cash equivalents-beginning of period	25.1	18.7

Cash and Cash Equivalents - End of Period	$52.6	$21.8

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to classification changes in the 2005 condensed consolidated financial statements.

2.	Inventories (dollars in millions)

	September 30, 2005	December 31, 2004
Finished products	$150.2	$141.6
Work in process	52.6	57.7
Raw materials	76.8	81.7

	279.6	281.0
LIFO reserve	66.4	47.5

	$213.2	$233.5

3.	Long-Term Debt

On June 10, 2004, a new $265 million, five year revolving credit facility was entered into with a group of eight banks. The new facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt.

4.	Product Warranty (dollars in millions)

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents the company’s warranty liability activity for the nine-months ended September 30, 2005 and 2004, respectively:

4.	Product Warranty (dollars in millions), continued

	2005	2004
Balance at January 1	$59.8	$62.1
Expense	20.6	22.6
Claims settled	(28.0)	(25.1)

Balance at September 30	$52.4	$59.6

Warranty expense for the nine months ended September 30, 2005 included a net $3.0 million favorable adjustment in the first quarter at the Water Systems segment resulting from a change in estimate due to a change in customer return policies partially offset by steel cost increases.

5.	Comprehensive Earnings (dollars in millions)

The company’s comprehensive earnings are comprised of net earnings, foreign currency translation adjustments, and realized and unrealized gains and losses on cash flow derivative instruments.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net Earnings	$9.7	$3.0	$30.5	$31.0
Other comprehensive earnings (loss): Foreign currency translation adjustments	0.6	0.3	(0.4)	0.5
Unrealized net gains (losses) on cash flow derivative instruments less related income tax provision (benefit): 2005 - $1.2 & $(0.4), 2004 – $1.1 & $(0.8)	1.9	1.8	(0.7)	(1.3)

Comprehensive Earnings	$12.2	$5.1	$29.4	$30.2

6.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

6.	Earnings per Share of Common Stock, continued

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Denominator for basic earnings per share - weighted average shares	29,796,386	29,297,877	29,580,565	29,257,451
Effect of dilutive stock options	498,673	558,305	564,752	636,592

Denominator for diluted earnings per share	30,295,059	29,856,182	30,145,317	29,894,043

7.	Stock Based Compensation

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

Had compensation cost been determined based upon the fair value at the grant date for stock option awards under the plan based on the provisions of SFAS No. 123, the company’s pro forma earnings and earnings per share would have been as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in millions, except per share amounts)	2005	2004	2005	2004
Earnings:
As reported	$9.7	$3.0	$30.5	$31.0
Deduct: Total stock option compensation expense determined under fair value based method, net of tax	(0.2)	(0.5)	(0.5)	(1.5)

Pro forma	$9.5	$2.5	$30.0	$29.5

Earnings per share:
As reported:
Basic	$0.33	$0.10	$1.03	$1.06
Diluted	0.32	0.10	1.01	1.04
Pro forma:
Basic	$0.32	$0.08	$1.01	$1.01
Diluted	0.32	0.08	1.00	0.99

7.	Stock Based Compensation, continued

As described in Note 1 of Notes to Consolidated Financial Statements in the Form 10-K for the fiscal year ended December 31, 2004, the Financial Accounting Standards Board recently issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123. The Company expects to adopt SFAS No. 123(R) on January 1, 2006.

8.	Pensions (dollars in millions)

The following table presents the components of the company’s net pension expense (income).

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Service cost	$2.3	$2.1	$7.0	$6.4
Interest cost	11.7	11.6	35.0	34.7
Expected return on plan assets	(15.3)	(16.2)	(46.0)	(48.6)
Amortization of net actuarial loss	2.5	0.9	7.4	2.7
Amortization of prior service cost	0.1	0.1	0.4	0.3

Defined benefit plan expense (income)	$1.3	$(1.5)	$3.8	$(4.5)

The Company made a voluntary $30 million tax deductible contribution on June 30, 2005. The company does not expect to make any additional contributions in 2005.

9.	Operations by Segment (dollars in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net sales
Electrical Products	$211.0	$215.9	$652.5	$667.1
Water Systems	199.0	174.0	605.5	576.6
Inter-Segment Sales	(1.6)	—	(2.8)	—

	$408.4	$389.9	$1,255.2	$1,243.7

Operating earnings
Electrical Products (1)	$11.6	$12.6	$30.1	$47.1
Water Systems	14.5	(2.1)	54.1	25.4

	26.1	10.5	84.2	72.5
Corporate expenses (2)	(8.5)	(6.3)	(27.5)	(19.8)
Interest expense	(3.2)	(3.3)	(10.0)	(9.6)

Earnings before income taxes	14.4	0.9	46.7	43.1
(Provision) credit for income taxes	(4.7)	2.1	(16.2)	(12.1)

Net earnings	$9.7	$3.0	$30.5	$31.0

(1) reflects pre-tax restructuring and other charges of:	$3.0		$11.3
(2) reflects pre-tax restructuring and other charges of:	$—		$1.2

10.	Restructuring and Other Charges

Electrical Products Restructuring and Other Costs

In April 2005, Electrical Products announced their intention to close the motor operation in Bray, Ireland which supplies large commercial hermetic motors to European air conditioning and refrigeration customers. As no tax deduction is available in Ireland for restructuring costs, the 2005 after-tax charge is expected to approximate $7.5 million. Restructuring and related charges of $0.6 million and $7.3 million were recognized in the three-month and nine-month periods ended September 30, 2005, respectively, related to the Bray plant closure. The Bray closure is substantially complete as of September 30, 2005 and is expected to generate annual savings of more than $3.0 million beginning in 2006.

The company has also announced an additional estimated $4.3 million pre-tax charge which will be recognized throughout 2005 associated with the repositioning programs at domestic motor plants. Restructuring and related charges of $2.4 million and $4.0 million were recognized in the three-month and nine-month periods ended September 30, 2005 for the domestic repositioning activities. The domestic repositioning activities are expected to be complete by December 31, 2005 and are expected to generate annual pre-tax savings of approximately $5.0 million.

The following table presents an analysis of the company’s Electrical Products restructuring reserve as of and for the nine-months ended September 30, 2005 (dollars in millions):

	Severance Costs	Lease Cancellation Costs	Asset Impairment	Other	Total
Balance at December 31, 2004	$—	$—	$—	$—	$—
Expense recognized	5.9	1.9	2.7	0.8	11.3
Cash payments	(4.3)	(0.1)	—	(0.5)	(4.9)
Asset disposal	—	—	(1.4)	—	(1.4)
Other	—	—	—	(0.2)	(0.2)

Balance at September 30, 2005	$1.6	$1.8	$1.3	$0.1	$4.8

Other Charges – Tower Automotive, Inc.

The company was the primary lessee on a facility lease in Corydon, Indiana related to a business sold to Tower Automotive, Inc. (Tower) in 1997. The company entered into a sublease arrangement with Tower in 1997 with the same terms and conditions as the company lease. Tower filed for bankruptcy on February 2, 2005 and subsequently notified the company that it would reject the sublease arrangement effective October 1, 2005. In order to minimize costs, the company purchased the Corydon facility for $4.5 million on October 11, 2005. The company recognized in the second quarter a $1.2 million expense related to this facility which represents the company’s estimate of its ultimate net loss upon disposition.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF 2005 COMPARED TO 2004

Sales were $408.4 million in the third quarter of 2005, or 4.7 percent higher than in last year’s third quarter. Sales for the first nine months of the year were $1.26 billion, slightly higher than sales of $1.24 billion in the same period last year. Sales in both the third quarter and first nine months of the year reflect price increases implemented in both of our businesses to offset higher material and freight costs. Third quarter sales benefited from higher residential water heater volume and a significant increase in sales at our Chinese water heater business, partially offset by lower commercial water heater volume and weaker motor sales to our HVAC customers.

Our gross profit margin for the third quarter of 2005 increased to 19.8 percent from 15.9 percent in the third quarter of 2004. Our year-to-date gross margin increased to 20.2 percent in 2005 from 18.4 percent in the same period last year. The improved margin for both the third quarter and first nine months was due mostly to increased pricing and the absence of the manufacturing inefficiencies caused by several conversion projects that were prevalent in our Water Systems segment in 2004.

Selling, general and administrative (SG&A) expenses in the third quarter and first nine months of 2005 were higher than the same periods in 2004 by $2.3 million and $7.5 million, respectively. Increased pension expense and higher costs in China impacted both the quarter and year-to-date SG&A. Additionally, the first nine months in 2004 benefited from a $3.3 million favorable resolution of litigation related to State Industries’ Duron product.

Interest expense for the third quarter of 2005 was $.1 million less than the same quarter in 2004 as lower debt levels more than offset higher interest rates. Interest expense for the first nine months of 2005 was $.4 million higher than the same period in 2004 due to higher interest rates.

We have significant pension benefit costs and credits that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates, in making these assumptions. Our assumptions for the expected rate of return on plan assets decreased from 9.0 percent in 2004 to 8.75 percent in 2005. The discount rate used to determine net periodic pension costs and credits decreased from 6.25 percent to 6.0 percent in 2005. Pension expense in the third quarter of 2005 was $1.3 million and compares to $1.5 million of pension income in the third quarter of 2004. Pension expense for the first nine months of 2005 was $3.8 million and compares to $4.5 million of pension income in the first nine months of 2004. Total pension expense for 2005 is projected to be $5.1 million. Our pension costs and credits are reflected in cost of products sold and SG&A.

Our year-to-date effective tax rate decreased from 35.6 percent at the end of the second quarter to 34.7 percent at the end of the third quarter of 2005. The decline in the rate is the result of recognizing the majority of the non-deductible restructuring charge for foreign operations in the second quarter. The effective tax rate for the first nine months of 2004 was 28 percent as foreign earnings taxed at lower rates comprised a larger portion of our total earnings than in 2005.

Net earnings in the third quarter of 2005 were $9.7 million or $.32 per share exceeding net earnings of $3.0 million or $.10 per share in the same quarter of 2004. Our 2005 third quarter net earnings were reduced by an after-tax charge of $2.0 million or $.07 per share for restructuring and other charges which related to previously announced repositioning activities. Our net earnings for the first nine months of 2005 were $30.5 million or $1.01 per share and compared with net earnings in the same period of 2004 of $31.0 million or $1.04 per share. Our 2005 year-to-date net earnings were reduced by an after-tax charge of $10.5 million or $.35 per share for restructuring and other charges.

Electrical Products

Third quarter sales for our Electrical Products segment were $211.0 million or $4.9 million less than sales of $215.9 million in the same quarter of 2004. Year-to-date sales for this segment were $652.5 million or $14.6 million less than 2004. The sales decrease in both the third quarter and first nine months was due to weaker sales to HVAC customers.

Operating earnings for our Electrical Products segment in the third quarter of 2005 were $11.6 million and were reduced by a pre-tax charge of $3.0 million for restructuring and other charges. Third quarter operating earnings in 2004 were $12.6 million. Despite the decline in sales, operating earnings excluding the restructuring charge increased by $2.0 million as improved pricing and product mix offset higher material costs. Year-to-date operating earnings in 2005 were $30.1 million and were reduced by a pre-tax charge of $11.3 million for restructuring and other charges and compares to operating earnings of $47.1 million in the first nine months of 2004. As announced in April 2005, the restructuring and other charges are primarily related to the closure of our Bray, Ireland motor manufacturing facility and repositioning programs at domestic motor plants. Beginning in 2006, we believe our restructuring programs will generate pre-tax savings of approximately $8 million.

Water Systems

Third quarter sales for our Water Systems segment were $199.0 million or $25 million higher than the third quarter of 2004. Year-to-date sales increased by 5.0 percent to $605.5 million in 2005. The sales increase in both the third quarter and first nine months was due to improved pricing and continued strong growth in China. Third quarter sales were also bolstered by higher residential volume which helped offset a modest year over year decline in sales of commercial products.

Operating earnings for our Water Systems segment were $14.5 million in the third quarter compared to a loss of $2.1 million in the same period last year. The third quarter of 2005 reflects a more normalized relationship between pricing and costs for raw materials, significant sales growth in China as well as improved plant operating efficiency. Last year’s third quarter loss resulted from high costs for raw materials and freight and significant manufacturing inefficiencies. Year-to-date operating earnings in 2005 were $54.1 million, more than double the nine-month earnings of $25.4 million in 2004. The significant increase in earnings for the first nine months of 2005 resulted from improved operating efficiency and a more normalized relationship between product price and material cost.

Outlook

We are now projecting that full-year earnings for 2005 will range between $1.35 and $1.45 per share, or $1.70 and $1.80 per share before restructuring and other charges of approximately $10.7 million after taxes or $.35 per share.

The increase in earnings will be driven by improved performance at Water Systems and this earnings estimate excludes the potential favorable impact of a significant pre-buy of motors related to the implementation of the new 13 SEER energy efficiency mandate.

On June 24th the company announced that it was in discussions to acquire GSW, Inc. of Canada, a manufacturer and marketer of consumer durable products, including water heaters and building products. GSW had 2004 sales of approximately $470 million (US). The acquisition is subject to regulatory review in both the United States and Canada and on July 24, the U.S. Department of Justice submitted a second request for information. The company has complied with the second request for information and we expect decisions by regulatory bodies in both jurisdictions by mid-December.

Liquidity & Capital Resources

Our working capital was $304.0 million at September 30, 2005, $35.8 million lower than at the end of December 2004. The reduction in working capital was primarily the result of lower inventory levels of $20.3 million and higher accounts payable balances of $25.0 million, partially offset by a $27.5 million increase in cash and cash equivalents. Cash balances at September 30, 2005 were above normal operating levels due to timing differences in cash receipts and maturing commercial paper borrowings. Cash provided by operating activities during the first nine months of 2005 was $139.1 million, a significant improvement over the $27.4 million provided through the third quarter of 2004, primarily as the result of the smaller investment in working capital this year compared with the same period one year ago. We project cash provided by operating activities for the remainder of the year to be fairly neutral.

Our capital expenditures during the first nine months of 2005 totaled $31.1 million compared with $30.8 million one year ago. We are projecting 2005 capital spending to be between $50 and $55 million, and in the same range as expected depreciation and amortization for the year. The single largest component of the increased capital spending in the fourth quarter will include spending for the previously announced expansion of our Nanjing water heater operation. We believe that our present facilities and planned capital expenditures are sufficient to provide adequate capacity for our operations in 2005.

During the second quarter, our company received $27.3 million payment against its dip tube receivable, leaving a balance of approximately $6.7 million. During the third quarter, an additional $3.9 million was collected, and the remainder is due in the fourth quarter. This will result in the complete recovery of receivables associated with this dispute.

We elected to make a voluntary tax deductible contribution of $30 million to our pension plan on June 30, 2005. The company does not expect to make any additional contributions in 2005.

Our total debt decreased $72.7 million from $281.1 million at December 31, 2004 to $208.4 million at September 30, 2005. Our leverage as measured by the ratio of total debt to total capitalization was 25%, down from 32% at the end of 2004. We did not enter into any significant operating leases during the third quarter of 2005. At September 30, 2005, our company had available borrowing capacity of $224.6 million under our credit facility. We believe that the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

On October 11, 2005, our board of directors declared a regular quarterly dividend of $.16 per share on our Common stock and Class A common stock, which is payable on November 15, 2005 to shareholders of record on October 31, 2005.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The chief executive officer and principal financial officer have evaluated the effectiveness of the company’s disclosure controls and procedures as of September 30, 2005 and have concluded that these disclosure controls and procedures were adequate and effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls

There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect our disclosure controls and procedures nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

Forward Looking Statements

This filing contains statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include the following: significant volatility in raw material prices; competitive pressures on the company’s businesses; instability in the company’s electric motor and water products markets; adverse changes in general economic conditions; and the potential that assumptions on which the company based its expectations are inaccurate or will prove to be incorrect.

Forward-looking statements included in this filing are made only as of the date of this filing, and our company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to A. O. Smith, or persons acting on its behalf, are qualified entirely by these cautionary statements.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Except as disclosed in Part II, Item 1 of the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, there have been no material changes in the legal and environmental matters previously reported in Part 1, Item 3 and Note 12 of the Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2004. The 2004 Annual Report on Form 10-K and the quarterly report on Form 10-Q for the quarter ended June 30, 2005, are incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. O. SMITH CORPORATION

November 3, 2005	/s/ John J. Kita
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