Form 10-K
period 2005-12-31
SMITH A O CORP
filed 2006-02-24
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-475

Delaware	39-0619790
(State of Incorporation)	(IRS Employer ID Number)

P. O. Box 245008, Milwaukee, Wisconsin 53224-9508

Telephone: (414) 359-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Shares of Stock Outstanding January 31, 2006	Name of Each Exchange on Which Registered

Class A Common Stock (par value $5.00 per share)	8,467,060	Not listed

Common Stock (par value $1.00 per share)	21,988,539	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☑Yes    ☐No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐Yes     ☑No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                             ☑Yes    ☐No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                        ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).      ☑Yes    ☐No.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)          ☐Yes    ☑No.

The aggregate market value of voting stock held by non-affiliates of the registrant was $16,632,013 for Class A Common Stock and $854,747,374 for Common Stock as of January 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

1.

Portions of the company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference in Part III).

PART 1

ITEM 1 - BUSINESS

We are a leading manufacturer of electric motors and water heating equipment, serving a diverse mix of residential, commercial and industrial end markets principally in the United States with a growing international presence. Our company is organized in two operating segments: electrical products and water systems. Our electrical products business manufactures and markets a comprehensive line of hermetic motors, fractional horsepower alternating current (AC) and direct current (DC) motors, and integral horsepower motors. Our water systems business manufactures and markets a comprehensive line of residential gas and electric water heaters, standard and specialty commercial water heating equipment, high-efficiency copper-tube boilers, and water systems tanks. In 2005, we had net sales of approximately $1.7 billion, with 51 percent attributable to our electrical products business and 49 percent attributable to our water systems business.

The following table summarizes our sales by operating segment. This segment summary and all other information presented in this section should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, which appear elsewhere in this document.

	Years Ended December 31 (dollars in millions)

	2005	2004	2003	2002	2001
Electrical Products	$861.0	$860.7	$824.6	$790.4	$802.7

Water Systems	833.3	792.4	706.1	678.7	348.5

Inter-segment sales	(5.1)	--	--	--	--

Total Operations	$1,689.2	$1,653.1	$1,530.7	$1,469.1	$1,151.2

ELECTRICAL PRODUCTS

Our Electrical Products segment sales of $861 million were flat compared with sales in 2004. Moderately lower sales to the heating and air conditioning market were partially offset by modest sales growth in the company’s distribution, pump motors and Asian market segments.

We are one of the three largest manufacturers of electric motors in North America, having manufactured approximately 40 million electric motors in 2005. We offer a comprehensive line of hermetic motors, fractional horsepower AC and DC motors, and integral horsepower motors, ranging in size from sub-fractional C-frame ventilation motors up to 500 horsepower hermetic and 400 horsepower integral motors. We believe our extensive product offering gives us an advantage in our targeted markets, often allowing us to serve all of our customers’ electric motor needs.

Our motors are used in a wide range of targeted residential, commercial and industrial applications, including: hermetic motors that are sold worldwide to manufacturers of air conditioning and commercial refrigeration compressors; fractional horsepower fan motors used in furnaces, air conditioners and blowers; fractional horsepower motors for pumps for home water systems, swimming pools, hot tubs and spas; fractional horsepower motors used in other consumer products (such as garage door openers); and integral horsepower AC and DC motors for industrial and commercial applications. Sales to the heating, ventilating, air conditioning and refrigeration market account for approximately 56 percent of segment sales. Approximately 85 percent of our 2005 segment sales were to OEMs in a diverse mix of industries, with the remainder of sales directed to the aftermarket or distribution channels. We believe that more than 25 percent of our total segment sales were attributable to products used outside of the United States. We estimate that approximately 60 percent of sales are derived from the less cyclical replacement business with the remainder being impacted by general business conditions in the retail and new construction markets.

To remain a leader in this highly competitive industry, we are committed to being a low-cost supplier of electric motors. We were one of the first motor manufacturers to identify the cost-reduction potential of Mexican operations, and today we manufacture a majority of our electric motors in our 16 Mexican motor facilities. In 2001, we undertook an initiative to accelerate the cost-reduction programs that were already underway in our motor operations to enhance our competitive position. These initiatives included the closure of four domestic plants, the transfer of production to our lower cost operations in Mexico and China, the consolidation of warehouse facilities into three hub operations to improve customer service while reducing cost, and a ten percent reduction in the salaried workforce. In 2005 we undertook additional restructuring actions by closing our facility in Bray, Ireland and closing or downsizing several other domestic facilities. We intend to continue to optimize our operations in Mexico and China by transferring production from higher to lower cost operations.

In December 2001, we acquired Shenzhen Speeda Industries Co., Ltd. (Shenzhen), a manufacturer of sub-fractional horsepower electric motors in China. In December 2002, we acquired the Jiangsu Changheng Group Co. Ltd (Changheng), of Changzhou, China. While Changheng has an existing customer base in China, the primary purpose of both the Shenzhen and Changheng acquisitions was to further expand our ability to manufacture products for the U. S. market. In November 2003, we acquired Taicang Special Motor Co., Ltd. (Taicang), of Suzhou, China, a manufacturer of hermetic motors for commercial air conditioning equipment. Taicang currently serves the Chinese operations of a number of North American air conditioning companies and enhances our position in the global hermetic motor market. In November 2005 we completed our fourth motor acquisition in China with the purchase of the Yueyang Zhongmin Special Electrical Machinery Co., Ltd. (Yueyang). Located in Hunan Province, Yueyang, with approximately $15 million in annual sales in China, manufactures large hermetic motors used in commercial air conditioning applications. The total cost of the acquisition was $17.9 million including fixed future payments of $1.4 million and potential future payments not to exceed $1.7 million.

Our principal competitors in the electric motor industry are Emerson Electric Co. and Regal Beloit Corporation. A number of other companies, such as Fasco Motors (a subsidiary of Tecumseh Products), Baldor Electric and Jakel Incorporated, compete with us in specific segments of the electric motor market.

WATER SYSTEMS

Our Water Systems business had sales in 2005 of $833 million, which were 5 percent or $41 million higher than in 2004. The higher sales were primarily the result of a $27 million, or 46% increase in sales in China.

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

We serve residential, commercial and industrial end markets with a broad range of products, including:

Residential gas and electric water heaters. Our residential water heaters come in sizes ranging from two-gallon (point-of-use) models to 120-gallon appliances with varying efficiency ranges. We offer traditional atmospheric water heaters as well as direct-vented and power-vented models for today’s energy efficient homes. Domestic residential water heater sales in 2005 were approximately $570 million or two-thirds of segment revenues.

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

We are one of the largest manufacturers and marketers of water heaters in North America and we are a leader in the commercial water heating segment. We believe that our comprehensive commercial product line gives us a competitive advantage in this higher-margin segment of the water heating industry. We are also one of the leaders in the residential water heating segment with an extensive line of high-efficiency gas and electric models.

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

Our water systems wholesale distribution channel includes more than 750 wholesale plumbing distributors with more than 4,500 selling locations serving residential, commercial and industrial markets. We also sell our residential water heaters through the retail channel. In this channel, our customers include four of the seven largest national hardware and home center chains, including a long-standing private label relationship with Sears Holdings Corporation.

We entered the Chinese water heater market through a joint venture in 1995, buying out our partner three years later. Since that time, we have been aggressively expanding our presence building brand recognition in the Chinese residential and commercial markets. In 2005 the company generated sales of $86 million, an increase of 46%, compared with 2004.

Our principal domestic water heating competitors include Rheem Manufacturing Company, Inc., American Water Heater Company, Bradford-White Corporation and Lochinvar Corporation. The company’s primary competitors in China are Haier Appliances and Ariston, a subsidiary of Indesit Company of Italy, as well as numerous other Chinese private and state-owned water heater and boiler manufacturing companies.

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

RESEARCH AND DEVELOPMENT, PATENTS and TRADEMARKS

In order to improve competitiveness by generating new products and processes, we conduct research and development at our Corporate Technology Center in Milwaukee, Wisconsin, as well as at our operating units. Total expenditures for research and development in 2005, 2004 and 2003 were $36.0, $35.9 and $34.6 million, respectively.

We own and use in our businesses various trademarks, trade names, patents, trade secrets and licenses. While a number of these are important to us, we do not consider a material part of our business to be dependent on any one of them.

EMPLOYEES

Our company and its subsidiaries employed approximately 17,650 employees as of December 31, 2005.

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

FOREIGN SALES

Total U.S. export sales from our operations were $102, $106 and $98 million in 2005, 2004 and 2003, respectively.

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

ITEM 1A – RISK FACTORS

You should carefully consider the risk factors set forth below and all other information contained in this Annual Report on Form 10-K, including the documents incorporated by reference, before making an investment decision regarding our common stock. If any of the events contemplated by the following risks actually occurs, then our business, financial condition, or results of operations could be materially adversely affected. As a result, the trading price of our common stock could decline, and you may lose all or part of your investment. The risks and uncertainties below are not the only risks facing our company.

■	Because we participate in markets that are highly competitive, our revenues could decline as we respond to competition

We sell all of our products in highly competitive markets. We compete in each of our targeted markets based on product design, quality of products and services, product performance, maintenance costs, and price. We compete against manufacturers located in the United States and throughout the world. We also face potential competition from some OEMs to whom we sell our electrical products and from our customers and the end users of our products, who continually assess any costs that could be reduced by vertically integrating or using other alternate sources for the products we manufacture. Some of our competitors may have greater financial, marketing, manufacturing, and distribution resources than we have. We cannot assure you that our products and services will continue to compete successfully with those of our competitors or that we will be able to retain our customer base or improve or maintain our profit margins on sales to our customers, all of which could materially and adversely affect our financial condition, results of operations, and cash flows.

■	Some of our markets are cyclical, and a decline in any of these markets could have a material adverse effect on our operating performance

A portion of our electrical products business is cyclical and dependent on consumer spending and is therefore impacted by the strength of the general economy, interest rates, and other factors. Economic factors adversely affecting OEM production and consumer spending could adversely impact our business. During recessionary periods, we have been adversely affected by reduced demand for our products.

■	We depend on revenues from a few significant customers, and any loss, cancellation, reduction, or delay in purchases by these customers could harm our business

Net sales to our four largest customers represented approximately 25 percent of 2005 net sales. Our success will depend on our continued ability to develop and manage relationships with significant customers. We expect that significant customer concentration will continue for the foreseeable future. Our dependence on sales from a relatively small number of customers makes our relationship with each of these customers important to our business. We cannot assure you that we will be able to retain our largest customers. Some of our customers may in the future shift their purchases of products from us to our competitors or to other sources. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or future price concessions that we may make could significantly harm our business.

■	We increasingly manufacture our products outside the United States, which may present additional risks to our business

A significant portion of our 2005 net sales were attributable to products manufactured outside of the United States, principally in Mexico and China, and expanding international manufacturing capacity in Mexico and China is part of our strategy to reduce costs. Approximately 8,200 of our 17,650 total employees and 17 of our 43 manufacturing facilities are located in Mexico. Approximately 4,550 employees and seven manufacturing facilities are located in China. International operations generally are subject to various risks, including political, religious, and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, the impact of foreign government regulations, and the effects of income and withholding tax, governmental expropriation, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory, and business climate could have a material adverse effect on our financial condition, results of operations, and cash flows.

■

In serving U.S. customers of our electric motors business, we manufacture a significant portion of our products in Mexico and China, which exposes us to the risk of increased labor costs due to both wage inflation in Mexico and stability or increases in the value of the Mexican peso and Chinese RMB relative to the U.S. dollar

Over 80% of our electric motor manufacturing productive labor hours are incurred in Mexico and China. The peso based costs we incur manufacturing these products are directly related to changes in labor costs in Mexico and fluctuations in exchange rates of the Mexican peso relative to the U.S. dollar. The labor costs we incur are measured in U.S. dollars and based on the cost of labor in Mexican pesos. Historically, Mexico has had higher wage inflation than the United States has had. That inflation does not adversely affect our costs when there is a corresponding decrease in the value of the Mexican peso relative to the U.S. dollar. However, during periods in which the value of the Mexican peso increases or remains stable relative to the U.S. dollar, higher wage inflation in Mexico results in an increase in our labor costs. Manufacturing and material costs we incur in China are principally incurred in Chinese RMB. If the RMB were to strengthen against the U.S. dollar our costs would increase. We are not able to offset any increases in labor costs in Mexico when the cost of such labor in Mexican pesos is measured in U.S. dollars and may not be able to offset the fluctuations in the Chinese RMB relative to the U.S. dollar.

■	Our operations could be adversely impacted by raw material price volatility

The market price for certain key raw materials we purchase (e.g., steel, copper, aluminum, and natural gas) have been very volatile in the recent past. While our company does enter into futures contacts to fix the cost of certain raw material purchases, principally copper and aluminum, significant increases in the cost of any of the key raw materials we purchase could increase our cost of doing business and ultimately could lead to lower operating earnings if we are not able to recover these cost increases through price increases to our customers. Historically there has been a lag in any customer recovery of increased raw material costs.

■	Our pension plans are under-funded and the plan could be adversely impacted by changes in interest rates and decreasing investment returns on invested plan assets

The accumulated benefit obligations of our defined benefit pension plans exceeded the fair value of the plan assets by $110.3 at December 31, 2005. The pension plans continue to meet all funding requirements under ERISA regulations, and under current assumptions, no funding is required for several years. Among the key assumptions inherent in the actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If interest rates and actual rates of return on invested plan assets were to decrease significantly, our pension plan obligations could increase materially.

■	A substantial portion of our results has come through acquisitions, and we may not be able to identify or complete future acquisitions, which could adversely affect our future growth

Acquisitions we have made since 1997 have had a significant impact on our results of operations during that period. While we will continue to evaluate potential acquisitions, we may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, obtain regulatory approval for certain acquisitions, or otherwise complete acquisitions in the future. If we complete any future acquisitions, then we may not be able to successfully integrate the acquired businesses or operate them profitably or accomplish our strategic objectives for those acquisitions. Our level of indebtedness may increase in the future if we finance acquisitions with debt, which would cause us to incur additional interest expense and could increase our vulnerability to general adverse economic and industry conditions and limit our ability to service our debt or obtain additional financing. We cannot assure you that future acquisitions will not have a material adverse affect on our financial condition, results of operations, and cash flows.

■	Our sales of electrical products incorporated into HVAC systems are affected by the weather, and mild or cooler weather could have an adverse effect on our operating performance

Many of our electrical products are incorporated into HVAC systems that OEMs sell to end users. The number of installations of new and replacement HVAC systems or components is higher during the spring and summer seasons due to the increased use of air conditioning during warmer months. Mild or cooler weather conditions during the spring and summer seasons often result in end users deferring the purchase of new or replacement HVAC systems or components. As a result, prolonged periods of mild or cooler weather conditions in the spring or summer seasons in broad geographical areas could have a negative impact on the demand for our electrical products and, therefore, could have an adverse affect on our operating performance. In addition, due to variations in weather conditions from year to year, our operating performance in any single year may not be indicative of our performance in any future year.

■	Our results of operations may be negatively impacted by product liability lawsuits

Our residential water heater business exposes us to potential product liability risks that are inherent in the design, manufacture, and sale of our products in that business. While we currently maintain what we believe to be suitable product liability insurance, we cannot assure you that we will be able to maintain this insurance on acceptable terms or that this insurance will provide adequate protection against potential liabilities. In addition, we self-insure a portion of product liability claims. A series of successful claims against us could materially and adversely affect our reputation and our financial condition, results of operations, and cash flows.

■	Significant Customer Uncertainty

The parent company of a significant customer of our Electrical Products business was acquired in December 2005. In January 2006, the acquiring company announced that it intends to explore strategic alternatives for this significant customer of our Electrical Products business. For accounting purposes, the significant customer of our Electrical Products business will be reported as a discontinued operation by the acquiring company. Though we are unable to ascertain the risk associated with this action, it is possible it could have an adverse material impact on our Electrical Products business.

■	One stockholder has voting control of the company

We have two classes of common equity: our Common Stock and our Class A Common Stock. Currently the holders of Common Stock are entitled, as a class, to elect only 25 percent of our board of directors. Currently the holders of Class A Common Stock are entitled, as a class, to elect the remaining directors. As of December 31, 2005, Smith Investment Company effectively controlled 75 percent of our board of directors and our operations because it beneficially owned approximately 95 percent of our Class A Common Stock. Due to the differences in the voting rights between shares of our Common Stock and shares of our Class A Common Stock, Smith Investment Company is in a position to control to a large extent the outcome of matters requiring a stockholder vote, including the adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. The differences in the voting rights between shares of our Common Stock and our Class A Common Stock could have the effect of delaying, deterring, or preventing a change of control. As of December 31, 2005, Smith Investment Company beneficially owned approximately 32 percent of the total number of outstanding shares of our Common Stock and Class A Common Stock.

ITEM 2 - PROPERTIES

We manufacture our products in 43 plants worldwide. These facilities have an aggregate floor space of 7,332,000 square feet, consisting of 5,681,000 square feet owned by us and 1,651,000 square feet of leased space. Twenty-eight of our facilities are foreign plants with 3,108,000 square feet of space, of which 1,242,000 square feet are leased.

The manufacturing plants presently operated by us are listed below by industry segment.

	United States	Foreign
Electrical Products	McMinnville, TN; Mebane, NC;	Acuna, Mexico (2);
(4,223,000 sq. ft.)	Mt. Sterling, KY; Owosso, MI;	Budapest, Hungary;
	Scottsville, KY; Tipp City, OH;	Gainsborough, England;
	Upper Sandusky, OH;	Juarez, Mexico (11);
	Winchester, KY	Monterrey, Mexico (3);
Changzhou, China;
Taizhou, China;
Suzhou, China;
Shenzhen, China;
Yueyang, China

Water Systems	Ashland City, TN; Charlotte, NC;	Juarez, Mexico;
(3,109,000 sq. ft.)	Cookeville, TN; Florence, KY;	Nanjing, China (2);
	Franklin, TN; McBee, SC;	Stratford, Canada;
	Renton, WA	Veldhoven, The Netherlands

The principal equipment at our facilities consists of presses, welding, machining, slitting and other metal fabricating equipment, winding machines, and furnace and painting equipment. We regard our plants and equipment as well-maintained and adequate for our needs. Multishift operations are used where necessary.

In addition to our manufacturing facilities, our World Headquarters and Corporate Technology Center are located in Milwaukee, Wisconsin. We also have offices in El Paso, Texas; Lavergne, Tennessee; and Singapore.

ITEM 3 - LEGAL PROCEEDINGS

We are involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of our business involving product liability, property damage, insurance coverage, patents and environmental matters including the disposal of hazardous waste. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, we believe these unresolved legal actions will not have a material effect on our financial position or results of operations. A more detailed discussion of these matters appears in Note 13 of Notes to Consolidated Financial Statements.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of 2005.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction of G(3) of Form 10-K, the following is a list of the executive officers which is included as an unnumbered Item in Part I of this report in lieu of being included in the company’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

Name (Age)	Positions Held	Period Position Was Held

Randall S. Bednar (53)	Vice President – Information Technology	2001 to Present

	Vice President and Chief Information Officer – Gates Corporation	1996 to 2000

Charles J. Bishop (64)	Vice President – Corporate Technology	1985 to Present

Michael J. Cole (61)	Vice President – Asia	1996 to Present

	Vice President-Emerging Markets - Donnelly Corporation	1992 to 1996

Paul W. Jones (57)	Chairman and Chief Executive Officer	2006 to Present

	President	2004 to Present

	Chief Operating Officer	2004 to 2005

	Chairman and Chief Executive Officer - U.S. Can Company	1998 to 2002

	President and Chief Executive Officer – Greenfield Industries, Inc.	1993 to 1998

	President - Greenfield Industries, Inc.	1989 to 1992

John J. Kita (50)	Vice President, Treasurer and Controller	1996 to Present

	Treasurer and Controller	1995 to 1996

	Assistant Treasurer	1988 to 1994

Christopher L. Mapes (44)	Senior Vice President	2004 to Present

	President – A. O. Smith Electrical Products Company	2004 to Present

	President-Motor Sales and Marketing - Regal Beloit Corporation	2003 to 2004

	President, Global OEM Business Group - Superior Telecom, Inc.	1999 to 2002

Ronald E. Massa (56)	Senior Vice President	1997 to Present

	President – A. O. Smith Water Products Company	1999 to 2005

	President – A. O. Smith Automotive Products Company	1996 to 1997

	President – A. O. Smith Water Products Company	1995 to 1996

Terry M. Murphy (57)	Senior Vice President and Chief Financial Officer	2006 to Present

	Senior Vice President and Chief Financial Officer – Quanex Corporation	2005

	Vice President-Finance and Chief Financial Officer – Quanex Corporation	1999 to 2004

Mark A. Petrarca (42)	Vice President – Human Resources and Public Affairs	2005 to Present

	Vice President – Human Resources – A. O. Smith Water Products Company	1999 to 2004

Ajita G. Rajendra (54)	Senior Vice President	2005 to Present

	President – A. O. Smith Water Products Company	2005 to Present

	Senior Vice President – Industrial Products Group, Kennametal Inc.	1998 to 2004

Steve W. Rettler (50)	Vice President – Business Development	1998 to Present

W. David Romoser (62)	Vice President, General Counsel and Secretary	1992 to Present

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Market Information. Our Common Stock is listed on the New York Stock Exchange under the symbol AOS. The Class A Common Stock of A. O. Smith Corporation, formerly listed on the American Stock Exchange under the symbol SMCA, was voluntarily delisted by the company in August 2002. Wells Fargo Shareowner Services, N.A., P.O. Box 64854, St. Paul, Minnesota, 55164-0854 serves as the registrar, stock transfer agent and the dividend reinvestment agent for the company’s Common Stock and Class A Common Stock.

Quarterly Common Stock Price Range

2005	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$30.28	$32.80	$28.59	$37.20
Low	26.05	26.10	24.85	27.85

2004	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$35.80	$32.18	$31.95	$30.99
Low	28.18	27.50	21.62	24.21

(b)	Holders. As of January 31, 2006, the approximate number of shareholders of record of Common Stock and Class A Common Stock were 1,100 and 350, respectively.

(c)	Dividends. Dividends declared on the common stock are shown in Note 15 of Notes to Consolidated Financial Statements appearing elsewhere herein.

ITEM 6 – SELECTED FINANCIAL DATA

(Dollars in Millions, except per share amounts)
	Years ended December 31
	2005(1)	2004	2003(2)	2002(3),(4)	2001(5)

Net sales	$1,689.2	$1,653.1	$1,530.7	$1,469.1	$1,151.2

Net earnings	46.5	35.4	52.2	51.3	14.5

Net earnings per share of common stock:
Basic	1.57	1.21	1.80	1.90	.61
Diluted	1.54	1.18	1.76	1.86	.61

Cash dividends per common share	.64	.62	.58	.54	.52

	December 31
	2005	2004	2003	2002	2001

Total assets (6)	$1,292.7	$1,314.0	$1,281.3	$1,230.0	$1,299.5

Long-term debt (7)	162.4	272.5	170.1	239.1	390.4

Total stockholders’ equity	612.9	590.6	583.5	518.4	459.3

(1)	In November 2005, the company acquired Yueyang Zhongmin Special Electrical Machinery Co., Ltd. See Note 2 of Notes to Consolidated Financial Statements included elsewhere herein.

(2)	In November 2003, the company acquired the motor manufacturing assets of Taicang Special Motor Co., Ltd. See Note 2 of Notes to Consolidated Financial Statements included elsewhere herein.

(3)	Effective January 1, 2002, the company changed its method of accounting for goodwill and identifiable intangible assets with indefinite lives.

(4)

On July 1, 2002, the company acquired the hermetic motor assets of the Athens Products division of Electrolux. In December 2002, the company acquired the motor manufacturing assets of Jiangsu Changheng Group Co. Ltd. (Changheng).

(5)	On December 28, 2001, the company acquired all of the outstanding stock of State Industries, Inc., a manufacturer of a comprehensive line of residential and commercial water heaters.

(6)	Prior year amounts have been reclassified to conform to the 2005 presentation.

(7)	Excludes short-term debt and the current portion of long-term debt.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

We recorded net earnings of $46.5 million or $1.54 per share in 2005, compared with $35.4 million or $1.18 per share recorded in 2004 and $52.2 million or $1.76 per share in 2003. The 2005 earnings include an after-tax charge of $12.9 million or $.42 per share for restructuring and other charges related primarily to repositioning activities in our electric motor business. Net earnings recorded in 2005 were higher due to significantly improved performance at our water products company including improved pricing, logistics management, and efficiency in operations which offset continued high material and energy costs. Net earnings in 2004 were lower than 2003 as a result of cost increases for steel and freight, as well as manufacturing inefficiencies in our Ashland City plant, and higher selling, general and administrative expense (SG&A). Our individual segment performance will be discussed later in this section.

Our working capital, excluding short-term debt, was $268.4 million at December 31, 2005, compared with $339.8 million and $305.9 million at December 31, 2004 and December 31, 2003, respectively. The $71.4 million decrease in 2005 reflects a $46.3 million increase in the accounts payable balance due to our concerted effort to achieve terms with our suppliers more in line with our industry and a reduction of $8.1 million in inventories. The $33.9 million increase in 2004 reflects $44.9 million higher receivable balances due to longer payment terms experienced by both of our businesses as well as higher sales levels in the fourth quarter, compared to the prior year. Offsetting the increase in receivable balances were $13.5 million lower inventory levels split about equally between Water Systems and Electrical Products and $14.3 million higher accounts payable balances. As mentioned in our 2004 annual report, reducing working capital was one of our major initiatives in 2005.

Cash provided by operating activities during 2005 was $186.7 million compared to $66.6 million during 2004 and $28.9 million during 2003. The increase in 2005 was due to higher earnings and a large reduction in net working capital items as described above. Despite lower earnings in 2004 compared to 2003, a smaller investment in working capital expenditures explains the majority of the improvement in cash flow for 2004 compared with 2003.

Our capital expenditures were $50.6 million in 2005, which was approximately $2.0 million higher than 2004 and 2003. The increase in 2005 was associated with the expansion of our Nanjing water heater operation. We are projecting 2006 capital expenditures to be approximately $50 - 55 million, in line with our projected 2006 depreciation expense. We believe that our present facilities and planned capital expenditures are sufficient to provide adequate capacity for our operations in 2006.

In June 2004, we completed a $265 million, five-year revolving credit facility with a group of eight banks. This facility expires on June 10, 2009, and it replaced a $250 million credit facility which expired on August 2, 2004, and was terminated on June 10, 2004. The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt. At December 31, 2005, we had available borrowing capacity of $258.0 million under this facility. We believe that the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future. Our leverage, as measured by the ratio of total debt to total capitalization, was 22 percent at the end of 2005 and 32 percent at the end of 2004. The decrease in the debt to capital ratio was largely due to the improved operating cash flow as discussed above.

Aggregate Contractual Obligations

A summary of our contractual obligations as of December 31, 2005, is as follows:

(dollars in millions)		Payments due by period
Contractual Obligations	Total	Less Than 1 year	1 - 3 Years	3 - 5 Years	More than 5 years
Long-term Debt	$163.3	$6.9	$16.5	$45.7	$94.2
Capital Leases	6.0	-	6.0	-	-
Fixed Rate Interest	56.3	9.5	24.5	15.6	6.7
Operating Leases	59.0	15.0	21.0	8.9	14.1
Purchase Obligations	82.6	81.2	1.4	-	-
Other Liabilities:
Fair value of commodities futures contracts	121.3	95.2	26.1	-	-
Fair value of foreign currency forward contracts	72.5	72.5	-	-	-

Total	$561.0	$280.3	$95.5	$70.2	$115.0

We utilize blanket purchase orders to communicate expected annual requirements to many of our suppliers. Requirements under blanket purchase orders generally do not become committed until six weeks prior to the company’s scheduled unit production. The purchase obligation amount presented above represents the value of commitments considered firm.

Our pension plan continues to meet all funding requirements under ERISA regulations. We made a voluntary $30 million contribution to our pension plan on June 30, 2005. See Note 11 of Notes to Consolidated Financial Statements.

During 2005, our company received full payment in the amount of $34.1 million for the dip tube class action lawsuit receivable. All litigation associated with this issue has been concluded.

We have paid dividends for 66 consecutive years with payments increasing each of the last 14 years. We paid total dividends of $.64 per share in 2005 compared with $.62 per share in 2004.

RESULTS OF OPERATIONS

Our sales in 2005 were $1.69 billion, an increase of $36.1 million, or 2.2 percent from sales of $1.65 billion in 2004. The sales increase resulted from a $27 million, or 46 percent, increase in sales at our China water heater operation. Sales in 2004 increased by $122.4 million or eight percent from sales of $1.53 billion in 2003. The sales increase was due to new higher priced water heater products as a result of regulatory changes, price increases associated with higher steel and freight costs and a 37 percent increase in China water heater sales.

Our gross profit margin for 2005 was 20.8 percent compared with 18.0 percent and 19.5 percent in 2004 and 2003, respectively. The increase in margin from 2004 to 2005 was attributable to price increases which restored margins to a more normalized relationship between price and costs for raw materials, fuel and freight at our water heater operation. The decline in margin from 2003 to 2004 was caused by higher costs at Water Systems for raw materials and freight as well as manufacturing inefficiencies.

Selling, general and administrative expense (SG&A) increased $16.0 million from $235.8 million in 2004. SG&A was 14.9 percent of sales in 2005 and 14.3 percent in 2004. The increase in SG&A in 2005 was caused by expansion in China, higher pension costs and a favorable reserve adjustment for State Duron water heater litigation in 2004. SG&A increased $29.6 million from 2003 to 2004 as a result of higher selling and advertising expenses for Water Systems, expansion in China and higher administrative expenses related to pension and personnel costs.

We have significant pension benefit costs and credits that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages and years of service. Consideration is given to current market conditions, including changes in interest rates, in making these assumptions. Our assumption for the expected rate of return on pension plan assets was 8.75 percent in 2005 and 9.00 percent in 2004. Our 2006 assumption for return on assets is 8.75 percent. We recognized pension expense of $5.1 million in 2005 and income of $6.0 million and $11.6 million in 2004 and 2003, respectively, and pension expenses are reflected in cost of products sold and SG&A. See Note 11 of Notes to Consolidated Financial Statements. We estimate that we will recognize approximately $11.5 million of pension expense in 2006.

In developing our expected long-term rate of return assumption, we evaluate our pension plan’s target asset allocation, the historical long-term rates of return of equity and bond indices and the actual historical returns of our pension plan. Our plan’s target allocation to equity managers is between 60 to 70 percent, with the remainder allocated primarily to bond managers and a small allocation to private equity managers. Due to market fluctuations, our actual asset allocation as of December 31, 2005, was 70 percent to equity managers, 24 percent to bond managers, four percent to private equity managers and the remainder in money market instruments. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. Our pension plan’s historical 10-year and 25-year compounded annualized returns are 10.3 percent and 12.4 percent, respectively. We believe that with our target and actual allocation and the historical long-term returns of equity and bond indices as well as our actual historical returns, our 8.75 percent expected return on assets for 2006 is reasonable.

The discount rate assumptions used to determine future pension obligations at December 31, 2005 were based on the Hewitt Yield Curve (HYC), which was designed by Hewitt Associates to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The HYC is a hypothetical double A yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the HYC is required to have a rating of Aa or better by Moody’s Investor Service, Inc. or a rating AA or better by Standard & Poor’s. Prior to using the HYC rates, the discount rate assumptions for pension expense in 2005, 2004 and 2003 and the future pension obligations at December 31, 2004 were based on investment yields available on AA rated long-term corporate bonds. The discount rates determined on the basis described above were 5.75 percent at December 31, 2005 and 6.00 percent at December 31, 2004. We will continue to evaluate our actuarial assumptions at least annually, and we will adjust the assumptions as necessary.

Lowering the expected long-term rate of return on assets by 25 basis points would increase our net pension expense for 2006 by approximately $1.8 million. Lowering the discount rate by 25 basis points would increase our 2006 net pension expense by approximately $1.5 million.

In 2005, a pretax charge of $16.6 million was recorded for restructuring and other charges. Of this charge, $12.4 million was recognized in our Electrical Products segment. The closure of our Bray, Ireland motor facility in the second quarter accounted for $7.0 million of the charge. This charge was non-deductible for tax purposes. An additional $5.4 million charge was related to product repositioning programs at domestic motor plants. These two initiatives were substantially completed by the end of 2005 and are expected to generate approximately $8.0 million in annual savings in 2006.

The remaining $4.2 million of the $16.6 million charge was recorded as corporate expense and is associated with previously owned businesses. Of this amount, $1.2 million was taken to recognize exposure related to a leased facility in our previously owned automotive business which was sold to Tower Automotive, Inc. (Tower) in 1997. In connection with that transaction, we subleased our Corydon, Indiana facility to Tower. In 2005, Tower filed for bankruptcy and rejected the sublease agreement effective October 1, 2005. In order to minimize costs, we purchased the Corydon facility for $4.5 million on October 11, 2005. The $1.2 million charge represents an estimate of our expected net loss upon final disposition of this facility. The remaining $3.0 million of the charge is associated with retained liabilities of businesses which were sold in 1997 through 2001. The majority of this amount relates to revised estimates for certain environmental liability exposure and employee benefit litigation matters.

Interest expense in 2005 declined by $0.5 million to $13.0 million as a result of lower debt levels which more than offset higher interest rates. Interest expense was $13.5 million in 2004, compared with $12.2 million in 2003. The $1.3 million increase in 2004 was the result of modestly higher debt levels and interest rates compared with 2003.

Our effective tax rate was 32.3 percent in 2005, 25.5 percent in 2004 and 33.9 percent in 2003. The geographic composition of our 2004 pretax earnings resulted in a significant reduction of our effective 2004 tax rate as a greater proportion of earnings were recognized in the lower taxed countries of China and Mexico compared to the United States and Europe.

Our 2005 net earnings were $46.5 million, an increase of $11.1 million, or 31.4 percent, over net earnings of $35.4 million in 2004. On a per share basis, 2005 earnings were $1.54 compared with $1.18 in 2004. Included in the 2005 net earnings was an after tax charge of $12.9 million or $0.42 per share for the restructuring and other expenses previously discussed.

Electrical Products

Sales in our Electrical Products segment in 2005 were $861 million, unchanged from 2004 as improvements in pricing related to raw material cost inflation were offset by a decline in unit demand. Higher sales in our pump motor, distribution and Asian operations were offset by sales weakness in heating, ventilating and air conditioning (HVAC) and general industries as well as lost sales associated with the closure of our Bray, Ireland facility. Sales in 2004 were $36.1 million higher than sales of $824.6 million in 2003 due to higher unit volumes and price increases related to higher costs for steel and freight. Compared with 2003, lower 2004 sales to the HVAC market were more than offset by higher sales in the company’s other business segments.

Operating earnings at our Electrical Products segment were $42.3 million in 2005 compared with $51.5 million in 2004. As previously mentioned, the 2005 earnings included a pretax restructuring charge of $12.4 million consisting of $7.0 million associated with the Bray, Ireland plant closing and an additional $5.4 million to downsize certain domestic facilities. We anticipate these restructuring activities to generate $8 million of pretax savings in 2006. Operating earnings in 2004 were $2.7 million less than earnings of $54.2 million in 2003. Higher costs for steel and freight and certain administrative expenses more than offset the benefits of steel-related price increases and cost improvement programs.

In November 2005, the company completed its fourth acquisition in China with the purchase of Yueyang Zhongmin Special Electrical Machinery Co., Ltd. (Yueyang), a manufacturer of hermetic motors located in Yueyang City, Hunan Province, China. The total cost of the acquisition was $17.9 million including fixed future payments of $1.4 million and potential future payments not to exceed $1.7 million. Yueyang has approximately $15 million in annual sales and is expected to contribute between $.03 and $.05 per share to our 2006 earnings.

Water Systems

Sales for our Water Products segment were a record $833.3 million in 2005, or $40.9 million higher than sales of $792.4 million in 2004. Sales at our China operation increased by $27 million to $86 million in 2005, representing an increase of 46%. The remainder of the sales increase was attributable to improved pricing that more than offset lower unit sales compared with 2004. Sales of $792.4 million in 2004 increased by $86.3 million over sales of $706.1 million in 2003. The sales growth was driven by the introduction of higher efficiency residential water heaters, higher prices related to higher steel and freight costs, strong commercial volume, a 37 percent increase in our China operations and a full year’s sales of flammable vapor ignition resistant products.

Operating earnings of $79.5 million in 2005 were more than double earnings of $36.8 million in 2004. The higher operating earnings were the result of improved pricing to offset higher raw material costs, enhanced manufacturing efficiency, higher sales in China and a $4.0 million favorable adjustment to our warranty reserve. The warranty reserve adjustment was due to a change in customer return policies partially offset by steel cost increases. As a result of the improved relationship between pricing and raw material costs, gross profit returned to historical levels, and operating margin increased to 9.5 percent compared with 4.6 percent in 2004.

Operating earnings of $36.8 million in 2004 were $20.4 million lower than 2003. In spite of benefits related to new product introductions and stronger commercial business, associated improvements in operating earnings were more than offset by raw material cost increases, higher freight expenses, manufacturing inefficiencies and higher selling expense.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the evaluation of the recoverability of certain assets including goodwill as well as those estimates used in the determination of liabilities related to warranty activity, litigation, product liability, environmental matters, and pensions and other post-retirement benefits. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience and trends, and in some cases, actuarial techniques. We constantly reevaluate these significant factors, and adjustments are made when facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

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

In March 2005, the FASB issued Interpretation No. 47 (FIN 47) to clarify the guidance included in SFAS No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. If amounts cannot be reasonably estimated, certain disclosures will be required about the unrecognized asset retirement obligations. We adopted FIN 47 in 2005. Adoption of this statement did not have a material impact on our consolidated financial position.

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

SFAS No. 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We have adopted SFAS No. 123(R) on January 1, 2006.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method could have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and earnings per share in Note 1 of Notes to Consolidated Financial Statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $4.5, $2.5 and $0.8 million in 2005, 2004 and 2003, respectively.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and SFAS No.3.” The pronouncement requires that all voluntary changes in accounting principle be reported by retrospectively applying the principle to all prior periods that are presented in the financial statements. The statement is effective for fiscal years beginning after December 15, 2005. Our financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if we implement changes in accounting principles that are addressed by the standard or correct accounting errors in future periods.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The statement requires abnormal amounts of inventory costs related to amounts of idle freight, handling costs and spoilage to be recognized as current period expenses. The standard is effective for fiscal years beginning after June 15, 2005 with early adoption permitted. Our policy has been to handle inventory costs in a manner consistent with the provisions of this statement.

Outlook

On February 8, 2006 we issued a forecast for 2006 earnings of between $2.30 and $2.50 per share. The 2006 forecast includes expected nine month earnings accretion of $.35 per share for the company’s pending acquisition of GSW Inc. (“GSW”), after taking into account the effect of purchase accounting, transaction costs and expected synergies available to both the company’s existing Water Systems unit and GSW.

Our Electrical Products business expects to report higher sales and profits in 2006 as a result of securing contracts for new business, the acquisition of the Yueyang Zhongmin commercial hermetic motors business in China, and pretax benefits from last year’s restructuring initiatives of approximately $8 million. The company is projecting sales of approximately $60 million from new business. Included in this projection are the sales from the fourth quarter acquisition of Yueyang Zhongmin, which is expected to add sales of between $15 and $20 million and generate incremental earnings of as much as $.05 per share. These gains will be partially offset by higher costs for copper, as well as higher peso costs, increased freight expense, and higher employee costs, particularly health care and pension expense. Additionally, because of the record breaking performance in the air conditioning market in 2005, we believe that the HVAC marketplace could prove difficult in the second half of the year, especially if extended cool spring weather tempers the normal air conditioning buying season.

Our Water Systems business is also projecting higher sales and income in 2006. Sales are expected to increase modestly as a result of improved residential wholesale water heater market penetration and growth in the market for commercial water heaters. Additionally, its China business is expected to grow at least 20% in 2006 to more than $100 million from $86 million in 2005. In spite of concerns about potential cost volatility for raw materials and freight, and related pricing offsets, we believe our Water Systems business could generate an operating margin of approximately 10% of sales in 2006, before inclusion of the GSW operating results.

On February 3, 2006, we entered into a Pre-Acquisition Agreement with GSW Inc., a Canadian corporation, of Oakville, Ontario, Canada (“GSW”). Under the agreement, we will make a cash offer (the “Offer”) to acquire all of the outstanding Class A and Class B common stock of GSW at a price of $115 (Canadian) per share or approximately $393.5 million (Canadian) in the aggregate. We simultaneously entered into a Deposit Agreement with the two majority shareholders of GSW (the “Majority Shareholders”), which own approximately 74 percent of the outstanding shares of GSW representing approximately 68 percent of the votes attached to the outstanding shares of GSW. Under this agreement, the Majority Shareholders irrevocably agreed to accept and deposit their shares to the Offer. On February 23, 2006, we, utilizing our subsidiary, A. O. Smith Enterprises Ltd. as the Offeror, began a takeover bid under Canadian law to acquire all of the issued and outstanding Class A and Class B shares of GSW. The tender offer will remain open for a minimum of 35 days after which, subject to certain conditions, A. O. Smith Enterprises Ltd. will be obligated to take up and pay for the shares tendered. Upon payment for the shares, we will take control of GSW. Thereafter, we will take action to acquire the remainder of the outstanding stock of GSW. We and our subsidiary have secured financing for the acquisition through a group of ten banks.

With respect to GSW, we anticipate a fairly straightforward integration that will optimize operational and logistical efficiencies and that is expected to be completed by the end of next year. We are projecting that the inclusion of nine months of GSW’s earnings for 2006 will add approximately $11 million (U.S.) of after tax income, or $.35 per share, to our earnings for 2006, after taking into account the effect of purchase accounting, transaction costs and expected synergies available to both our existing Water Systems unit and GSW.

OTHER MATTERS

Environmental

Our operations are governed by a number of federal, state and local environmental laws concerning the generation and management of hazardous materials, the discharge of pollutants into the environment and remediation of sites owned by the company or third parties. We have expended financial and managerial resources complying with such laws. Expenditures related to environmental matters were not material in 2005 and are not expected to be material in any single year. Although we believe that our operations are substantially in compliance with such laws and maintain procedures designed to maintain compliance, there are no assurances that substantial additional costs for compliance will not be incurred in the future. However, since the same laws govern our competitors, we should not be placed at a competitive disadvantage.

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

Commodity risks include raw material price fluctuations. We use futures contracts to fix the cost of our expected needs for certain raw materials (i.e. copper and aluminum) with the objective of reducing price risk. Futures contracts are purchased over time periods and at volume levels which approximate expected usage. At December 31, 2005, we had commodity futures contracts amounting to $121.3 million of commodity purchases. A hypothetical ten percent change in the underlying commodity price of such contracts would have a potential impact of $12.1 million. It is important to note that gains and losses from the company’s futures contract activities will be offset by gains and losses in the underlying commodity purchase transactions being hedged.

In addition, we enter into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. At December 31, 2005, we had net foreign currency contracts outstanding of $72.5 million. Assuming a hypothetical ten percent movement in the respective currencies, the potential foreign exchange gain or loss associated with the change in rates would amount to $7.3 million. It is important to note that gains and losses from our forward contract activities will be offset by gains and losses in the underlying transactions being hedged.

Our earnings exposure related to movements in interest rates is primarily derived from outstanding floating-rate debt instruments that are determined by short-term money market rates. At December 31, 2005, we had $13.6 million in outstanding floating-rate debt with a weighted-average interest rate of 3.5 percent at year end. A hypothetical ten percent annual increase or decrease in the year-end average cost of our outstanding floating-rate debt would result in a change in annual pretax interest expense of less than $0.1 million.

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

We have made forward-looking statements in this filing pertaining to the planned acquisition of GSW that are also subject to risks and uncertainties. Such statements are based on A.O. Smith projections that reflect historical information concerning GSW Inc., A. O. Smith’s projections concerning future results of GSW Inc. and certain assumptions by A. O. Smith. Such statements include the expected timing of the acquisition and assumptions regarding the impact of purchase accounting and the ultimate attainment of projected synergies.

Forward-looking statements included in this form 10k are made only as of the date of this filing, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” above.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

A. O. Smith Corporation

We have audited the accompanying consolidated balance sheets of A. O. Smith Corporation as of December 31, 2005 and 2004, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. O. Smith Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of A. O. Smith Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 2, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 2, 2006

CONSOLIDATED BALANCE SHEETS

December 31 (dollars in millions)
	2005	2004
Assets
Current Assets
Cash and cash equivalents	$24.0	$25.1
Receivables	278.8	281.6
Inventories	225.4	233.5
Deferred income taxes	9.9	12.1
Other current assets	37.9	33.9

Total Current Assets	576.0	586.2

Net property, plant and equipment	356.9	358.8
Goodwill	313.0	303.8
Other intangibles	10.5	9.4
Deferred income taxes	3.4	-
Other assets	32.9	55.8

Total Assets	$1,292.7	$1,314.0

Liabilities
Current Liabilities
Trade payables	$205.1	$158.8
Accrued payroll and benefits	33.5	28.3
Accrued liabilities	39.2	32.1
Product warranty	17.3	17.5
Income taxes	5.6	1.1
Long-term debt due within one year	6.9	8.6

Total Current Liabilities	307.6	246.4

Long-term debt	162.4	272.5
Product warranty	35.1	42.3
Post-retirement benefit obligation	16.6	16.8
Deferred income taxes	-	11.6
Pension liability	110.4	87.9
Other liabilities	47.7	45.9

Total Liabilities	679.8	723.4

Commitments and contingencies

Stockholders’ Equity
Preferred Stock	-	-
Class A Common Stock (shares issued 8,500,155 and 8,522,912)	42.5	42.6
Common Stock (shares issued 24,049,307 and 24,026,450)	24.0	24.0
Capital in excess of par value	69.7	70.8
Retained earnings	675.9	648.4
Accumulated other comprehensive loss	(136.4)	(112.3)
Unearned compensation	(3.8)	(3.4)
Treasury stock at cost	(59.0)	(79.5)

Total Stockholders’ Equity	612.9	590.6

Total Liabilities and Stockholders’ Equity	$1,292.7	$1,314.0

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF EARNINGS

Years ended December 31 (dollars in millions, except per share amounts)
	2005	2004	2003

Net sales	$1,689.2	$1,653.1	$1,530.7

Cost of products sold	1,337.2	1,355.1	1,232.0

Gross profit	352.0	298.0	298.7

Selling, general and administrative expenses	251.8	235.8	206.2

Restructuring and other charges	16.6	-	-

Interest expense	13.0	13.5	12.2

Other expense - net	1.9	1.2	1.3

	68.7	47.5	79.0

Provision for income taxes	22.2	12.1	26.8

Net Earnings	$46.5	$35.4	$52.2

Net Earnings Per Share of Common Stock	$1.57	$1.21	$1.80

Diluted Net Earnings Per Share of Common Stock	$1.54	$1.18	$1.76

CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

Years ended December 31 (dollars in millions)
	2005	2004	2003

Net Earnings	$46.5	$35.4	$52.2

Other comprehensive earnings (loss)

Foreign currency translation adjustments	(0.9)	2.4	4.2
Unrealized net gain on cash flow derivative instruments, less related income tax effect of $(3.2) in 2005, $(1.4) in 2004 and $(8.4) in 2003	5.0	2.2	13.1
Adjustment to additional minimum pension liability less related income tax effect of $18.0 in 2005, $12.6 in 2004 and $(4.7) in 2003	(28.2)	(19.7)	7.4

Comprehensive Earnings	$22.4	$20.3	$76.9

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended December 31 (dollars in millions)
	2005	2004	2003

Operating Activities

Net earnings	$46.5	$35.4	$52.2

Adjustments to reconcile net earnings to cash provided by operating activities:

Depreciation and amortization	52.8	53.9	52.1

Net change in current assets and liabilities	78.7	(24.1)	(77.5)

Net change in noncurrent assets and liabilities	6.8	(1.4)	(2.3)

Other	1.9	2.8	4.4

Cash Provided by Operating Activities	186.7	66.6	28.9

Investing Activities

Acquisition of businesses	(14.8)	(2.3)	(4.8)

Capital expenditures	(50.6)	(48.4)	(48.6)

Other investing activities	(4.5)	-	-

Cash Used in Investing Activities	(69.9)	(50.7)	(53.4)

Financing Activities

Short-term debt retired - net	-	-	(13.7)

Long-term debt incurred	-	14.3	50.0

Long-term debt retired	(111.8)	(8.6)	(11.7)

Net proceeds from option activity	12.9	3.0	2.6

Dividends paid	(19.0)	(18.2)	(16.8)

Cash Provided by (Used in) Financing Activities	(117.9)	(9.5)	10.4

Net increase (decrease) in cash and cash equivalents	(1.1)	6.4	(14.1)

Cash and cash equivalents-beginning of year	25.1	18.7	32.8

Cash and Cash Equivalents-End of Year	$24.0	$25.1	$18.7

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended December 31 (dollars in millions)
	2005	2004	2003
Class A Common Stock
Balance at beginning of year	$42.6	$42.7	$43.0
Conversion of Class A Common Stock	(0.1)	(0.1)	(0.3)

Balance at end of year	$42.5	$42.6	$42.7

Common Stock
Balance at beginning of year	$24.0	$24.0	$24.0
Conversion of Class A Common Stock	-	-	-

Balance at end of year	$24.0	$24.0	$24.0

Capital in Excess of Par Value
Balance at beginning of year	$70.8	$73.9	$73.5
Conversion of Class A Common Stock	0.1	0.1	0.3
Exercise of stock options	(9.2)	(5.4)	(0.9)
Tax benefit from exercise of stock options	4.5	2.5	0.8
Stock incentives and directors’ compensation	3.5	(0.3)	0.2

Balance at end of year	$69.7	$70.8	$73.9

Retained Earnings
Balance at beginning of year	$648.4	$631.2	$595.8
Net earnings	46.5	35.4	52.2
Cash dividends on Common Stock	(19.0)	(18.2)	(16.8)

Balance at end of year	$675.9	$648.4	$631.2

Accumulated Other Comprehensive Loss
Balance at beginning of year	$(112.3)	$(97.2)	$(121.9)
Foreign currency translation adjustments	(0.9)	2.4	4.2
Unrealized net gain on cash flow derivative instruments, less related income tax effect of $(3.2) in 2005, $(1.4) in 2004 and $(8.4) in 2003	5.0	2.2	13.1
Adjustment to additional minimum pension liability less related income tax effect of $18.0 in 2005, $12.6 in 2004 and $(4.7) in 2003	(28.2)	(19.7)	7.4

Balance at end of year	$(136.4)	$(112.3)	$(97.2)

Unearned Compensation
Balance at beginning of year	$(3.4)	$-	$-
Issuance of restricted stock, net of amortization	(0.4)	(3.4)	-

Balance at end of year	$(3.8)	$(3.4)	$-

Treasury Stock
Balance at beginning of year	$(79.5)	$(91.1)	$(96.0)
Exercise of stock options, net of 148,939 shares surrendered as proceeds in 2005 and net of 127,352 shares surrendered as proceeds in 2004	20.0	7.2	3.5
Stock incentives and directors’ compensation	0.5	4.4	1.4

Balance at end of year	$(59.0)	$(79.5)	$(91.1)

Total Stockholders’ Equity	$612.9	$590.6	$583.5

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

Fair value of financial instruments. The carrying amounts of cash and cash equivalents, receivables and trade payables approximated fair value as of December 31, 2005 and 2004, due to the short maturities of these instruments. The carrying amount of long-term debt approximated fair value as of December 31, 2005 and 2004, based on current rates offered to the company for debt with the same or similar maturities. The fair values of derivative financial instruments are discussed later in this footnote.

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

Inventory valuation. Inventories are carried at lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for substantially all domestic inventories, which comprise 85 percent and 88 percent of the company’s total inventory at December 31, 2005 and 2004, respectively. Inventories of foreign subsidiaries and supplies are determined using the first-in, first-out (FIFO) method.

Property, plant and equipment. Property, plant and equipment are stated at cost. Depreciation is computed primarily by the straight-line method. The estimated service lives used to compute depreciation are generally 25 to 50 years for buildings, 5 to 20 years for equipment and 3 to 5 years for software. Maintenance and repair costs are expensed as incurred.

Goodwill and other intangibles. The company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. Under SFAS No. 142, goodwill and indefinite-lived intangible assets (totaling $3.0 million at December 31, 2005 and 2004) are no longer amortized but are reviewed for impairment on an annual basis. Separable intangible assets that are not deemed to have an indefinite life are amortized on a straight-line basis over their estimated useful lives which range from 5 to 30 years.

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

Derivative instruments. SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships. Any fair value changes are recorded in net earnings or other comprehensive earnings.

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

The commodity futures contracts are designated and accounted for as cash flow hedges of a forecasted transaction. Derivative commodity assets of $23.0 million and $13.9 million are recorded in other current assets as of December 31, 2005 and 2004, respectively. The value of the effective portion of the contracts of $22.3 million and $13.6 million as of December 31, 2005 and 2004, respectively, was recorded in accumulated other comprehensive loss, net of tax, and reclassified into cost of products sold in the period in which the underlying transaction was recorded in earnings. Ineffective portions of the commodity hedges are recorded in earnings in the period in which the ineffectiveness occurs. The impact of hedge ineffectiveness on earnings was not material in 2005, 2004 and 2003.

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

Forward contracts are designated and accounted for as cash flow hedges of a forecasted transaction. Derivative currency assets of $4.9 and $5.3 million as of December 31, 2005 and 2004, respectively, are recorded in other current assets. Gains and losses on these instruments are recorded in accumulated other comprehensive loss, net of tax, until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive loss to the statement of earnings. The assessment of effectiveness for forward contracts is based on changes in the forward rates. These hedges have been determined to be perfectly effective.

1.	Organization and Significant Accounting Policies (continued)

The majority of the amounts in accumulated other comprehensive loss for cash flow hedges is expected to be reclassified into earnings within one year.

The following table summarizes, by currency, the contractual amounts of the company’s foreign currency forward contracts.

December 31 (dollars in millions)	2005		2004
	Buy	Sell	Buy	Sell

Euro	$3.5	$2.3	$2.6	$6.5
Canadian dollar	-	3.0	-	4.3
Hungarian forint	2.4	-	1.3	-
Mexican peso	65.8	-	109.7	-

Total	$71.7	$5.3	$113.6	$10.8

The forward contracts in place at December 31, 2005 and 2004, amounted to approximately 61 percent and 89 percent, respectively, of the company’s anticipated subsequent year exposure for those currencies hedged.

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

Advertising. Advertising costs are charged to operations as incurred and amounted to $24.4, $23.7, and $18.4 million during 2005, 2004 and 2003, respectively.

Research and development. Research and development costs are charged to operations as incurred and amounted to $36.0, $35.9 and $34.6 million during 2005, 2004 and 2003, respectively.

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

The following table presents the company’s product warranty liability activity in 2005 and 2004:

Years ended December 31 (dollars in millions)	2005	2004
Balance at beginning of year	$59.8	$62.1
Expense	29.8	30.9
Claims settled	(37.2)	(33.2)

Balance at end of year	$52.4	$59.8

Warranty expense for 2005 included a net $4.0 million favorable adjustment at the Water Systems segment resulting from a change in estimate due to a change in customer return policies partially offset by steel cost increases.

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

Stock-based compensation. The company has one stock-based employee compensation plan (see Note 10). SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The company has chosen to continue applying Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plan. Accordingly, because the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the company’s pro forma earnings and earnings per share would have been as follows:

Years ended December 31 (dollars in millions, except per share amounts)	2005	2004	2003
Earnings:
As reported	$46.5	$35.4	$52.2
Add: Stock-based employee compensation expense recorded for restricted stock awards, net of tax	2.7	0.9	0.3
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(3.8)	(2.9)	(2.1)

Pro forma	$45.4	$33.4	$50.4

Earnings per share:
As reported:
Basic	$1.57	$1.21	$1.80
Diluted	1.54	1.18	1.76
Pro forma:
Basic	$1.53	$1.14	$1.74
Diluted	1.50	1.12	1.70

Earnings per share of common stock. The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	2005	2004	2003
Denominator for basic earnings per share - weighted-average shares outstanding	29,704,635	29,279,100	29,031,289
Effect of dilutive stock options and restricted stock	576,971	633,737	679,564

Denominator for diluted earnings per share	30,281,606	29,912,837	29,710,853

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2005 presentation.

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

In March 2005, the FASB issued Interpretation No. 47 (FIN 47) to clarify the guidance included in SFAS No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. If amounts cannot be reasonably estimated, certain disclosures will be required about the unrecognized asset retirement obligations. FIN 47 was adopted by the company in 2005. Adoption of this statement did not have a material impact on the company’s consolidated financial position.

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

1.	Organization and Significant Accounting Policies (continued)

In April 2005, the Securities and Exchange Commission amended the effective date of SFAS No. 123(R) to the first interim period of the first fiscal year beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The company is required to adopt SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate all prior periods presented based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The company plans to adopt SFAS No. 123 (R) using the modified-prospective method.

As permitted by SFAS No. 123, the company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method could have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and earnings per share earlier in this note. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $4.5, $2.5 and $0.8 million in 2005, 2004 and 2003, respectively.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and SFAS No.3.” The pronouncement requires that all voluntary changes in accounting principle be reported by retrospectively applying the principle to all prior periods that are presented in the financial statements. The statement is effective for fiscal years beginning after December 15, 2005. The company’s financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The statement requires abnormal amounts of inventory costs related to amounts of idle freight, handling costs and spoilage to be recognized as current period expenses. The standard is effective for fiscal years beginning after June 15, 2005 with early adoption permitted. The company’s policy has been to handle inventory costs in a manner consistent with the provisions of this statement.

2.	Acquisitions

In November 2005, the company acquired Yueyang Zhongmin Special Electrical Machinery Co., Ltd. (Yueyang), a manufacturer of hermetic motors located in Yueyang City, Hunan Province, China. The total cost of the acquisition was $17.9 million including fixed future payments of $1.4 million as well as potential future payments not to exceed $1.7 million subject to reductions for claims the company may make if there are any breaches of the representations and warranties made by the selling shareholders under the acquisition agreement. This cost exceeded the fair value of the net assets acquired by $10.6 million which was recorded as goodwill in the Electrical Products segment.

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

The respective purchase prices for the Yueyang and Taicang acquisitions were allocated to the assets acquired and liabilities assumed based upon current estimates of their respective fair values at the date of acquisition. The operating results of these companies have been included in the company’s consolidated financial statements since the dates of acquisition. The pro forma effect of the Yueyang and Taicang acquisitions would not be significant to operating results in 2005 and 2003, respectively.

3.	Restructuring and Other Charges

Electrical Products Restructuring and Related Charges

In 2005, Electrical Products announced their intention to close the motor operation in Bray, Ireland which supplies large commercial hermetic motors to European air conditioning and refrigeration customers. Pre-tax restructuring and related charges of $7.0 million were recognized in 2005 related to the Bray plant closure. No tax deduction is available in Ireland for restructuring costs. The Bray closure is substantially complete as of December 31, 2005 and is expected to generate annual savings of more than $3.0 million beginning in 2006.

In 2005 the company has also announced an additional restructuring initiative associated with product repositioning programs at domestic motor plants. Restructuring and related charges of $5.4 million were recognized in 2005 for the domestic repositioning activities. The domestic repositioning activities are substantially complete as of December 31, 2005 and are expected to generate annual pre-tax savings of approximately $5.0 million.

The following table presents an analysis of the company’s Electrical Products restructuring reserve as of and for the year ended December 31, 2005 (dollars in millions):

	Severance Costs	Lease Cancellation Costs	Asset Impairment	Other	Total
Balance at December 31, 2004	$-	$-	$-	$-	$-
Expense recognized	6.9	1.8	3.2	0.5	12.4
Cash payments	(5.7)	(0.3)	-	(0.5)	(6.5)
Asset disposal	-	-	(2.7)	-	(2.7)

Balance at December 31, 2005	$1.2	$1.5	$0.5	$-	$3.2

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

Other Charges – Previously Owned Businesses

In the fourth quarter of 2005, the company recognized $3.0 million of expense associated with retained liabilities of previously owned businesses which were sold by the company between 1997 – 2001. The majority of the $3.0 million expense related to revised estimates for certain environmental liability exposure ($1.6 million) as well as a revised estimate for certain employee benefit litigation matters ($1.1 million).

4.	Statement of Cash Flows

Supplemental cash flow information is as follows:

Years ended December 31 (dollars in millions)	2005	2004	2003
Net change in current assets and liabilities:
Receivables	$7.6	$(44.9)	$(21.2)
Inventories	12.1	12.9	(45.2)
Other current assets	1.3	(2.5)	(1.5)
Trade payables	43.5	14.3	13.1
Accrued liabilities, including payroll and benefits	7.9	(9.5)	(25.8)
Income taxes	6.3	5.6	3.1

	$78.7	$(24.1)	$(77.5)

5.	Inventories

December 31 (dollars in millions)	2005	2004
Finished products	$145.9	$141.6
Work in process	48.5	57.7
Raw materials	86.0	81.7

Inventories, at FIFO cost	280.4	281.0
LIFO reserve	55.0	47.5

	$225.4	$233.5

6.	Property, Plant and Equipment

December 31 (dollars in millions)	2005	2004
Land	$9.3	$9.3
Buildings	148.5	136.8
Equipment	620.7	606.6
Software	26.7	21.1

	805.2	773.8
Less accumulated depreciation and amortization	448.3	415.0

	$356.9	$358.8

7.	Goodwill

The company concluded that no impairment existed at the time of the annual impairment tests which were performed in the fourth quarter of 2005, 2004 and 2003, respectively. The two reporting units used to test goodwill for impairment are Electrical Products and Water Systems.

There were no changes in the carrying amount of goodwill in 2004. Changes in the carrying amount of goodwill during the year ended December 31, 2005, consisted of the following:

(dollars in millions)	Electrical Products	Water Systems	Total
Balance at December 31, 2004	$235.2	$68.6	$303.8
Acquisition of business (see Note 2)	10.6	-	10.6
Adjustment to 2002 acquisition (see Note 12)	-	(1.4)	(1.4)

Balance at December 31, 2005	$245.8	$67.2	$313.0

8.	Debt and Lease Commitments

December 31 (dollars in millions)	2005	2004
Bank credit lines, average year-end interest rate of 4.8% for 2005 and 2.8% for 2004	$1.9	$6.6

Commercial paper, average year-end interest rate of 4.3% for 2005 and 2.4% for 2004	5.1	104.5

Term notes with insurance companies, expiring through 2018, average year-end interest rate of 6.1% for 2005 and 6.2% for 2004	148.9	157.5

Other notes, expiring through 2012, average year-end interest rate of 2.6% for 2005 and 2.5% for 2004	13.4	12.5

	169.3	281.1
Less long-term debt due within one year	6.9	8.6

Long-term debt	$162.4	$272.5

8.	Debt and Lease Commitments (continued)

The company has a $265 million multi year revolving credit agreement with a group of eight financial institutions, which expires on June 10, 2009. Borrowings under the company’s bank credit lines and commercial paper borrowings are supported by the revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt at December 31, 2005 and 2004. At its option, the company maintains either cash balances or pays fees for bank credit and services.

During June 2003, the company issued an additional $50 million in senior notes with two insurance companies. The notes range in maturity between 2013 and 2016 and carry a weighted-average interest rate of slightly less than 4.5 percent. The proceeds of the notes were used to repay commercial paper and revolver borrowing.

Scheduled maturities of long-term debt within each of the five years subsequent to December 31, 2005, are as follows: 2006-$6.9; 2007-$6.9; 2008-$15.6; 2009-$24.6; 2010-$21.1 million.

Future minimum payments under non-cancelable operating leases relating mostly to office, manufacturing and warehouse facilities total $59.0 million and are due as follows: 2006–$15.0; 2007–$12.4; 2008–$8.6; 2009–$5.2; 2010–$3.7; and thereafter – $14.1 million. Rent expense, including payments under operating leases, was $24.9, $25.2 and $22.4 million in 2005, 2004 and 2003, respectively.

Interest paid by the company was $13.0, $13.5, and $12.2 million in 2005, 2004 and 2003, respectively.

9.	Stockholders’ Equity

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

During 2005, 2004 and 2003, 22,757, 8,018 and 64,505 shares, respectively, of Class A Common Stock were converted into Common Stock. Regular dividends paid on the Class A Common Stock and Common Stock amounted to $.64, $.62 and $.58 per share in 2005, 2004 and 2003, respectively.

At December 31, 2005, 32,595 and 2,103,468 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock. At December 31, 2004, 32,595 and 2,851,637 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

Accumulated other comprehensive loss is as follows:

December 31 (dollars in millions)	2005	2004
Cumulative foreign currency translation adjustments	$2.3	$3.2
Unrealized net gain on cash flow derivative instruments	16.5	11.5
Additional minimum pension liability	(155.2)	(127.0)

	$(136.4)	$(112.3)

10.	Stock Options and Restricted Stock

The company adopted the A. O. Smith Combined Executive Incentive Compensation Plan (the “plan”) effective January 1, 2002. The plan superseded and replaced two predecessor incentive compensation plans. The plan provides for the issuance of 1.5 million stock options at exercise prices equal to the fair value of Common Stock on the date of grant. Additionally, any shares that would have been available for stock option grants under either of the predecessor plans, if such plans were in effect, will be available for granting of stock option awards under the plan. The options granted in 2005 become exercisable three years from date of grant. Of the 228,300 options granted in 2004, 71,700 become exercisable one year from date of grant and 156,600 become exercisable three years from date of grant. The options granted in 2003 become exercisable one year from date of grant. For active employees, all options granted in 2005, 2004 and 2003 expire ten years after date of grant. The number of shares available for granting of options at December 31, 2005, was 314,550.

10.	Stock Options and Restricted Stock (continued)

Participants may also be awarded shares of restricted stock under the plan. The company granted 135,000, 149,000 and 49,100 shares of restricted Common Stock under the plan in 2005, 2004 and 2003, respectively. The restricted shares were valued at $3.9, $3.9 and $1.4 million at the date of issuance in 2005, 2004 and 2003, respectively, and will be recognized as compensation expense ratably over the three-year vesting period. Compensation expense of $4.3, $1.5 and $0.6 million was recognized in 2005, 2004 and 2003, respectively. Restricted stock compensation expense in 2005 included $1.8 million of expense associated with the accelerated vesting of restricted stock awards for certain executives who retired in 2005.

Changes in option shares, all of which are Common Stock, were as follows:

	Weighted-Avg. Per Share Exercise Price	Years Ended December 31
		2005	2004	2003
Outstanding at beginning of year	$20.61	2,641,200	2,724,600	2,585,000

Granted
2005--$27.58 to $29.20 per share	28.95	175,600
2004--$23.98 to $35.29 per share			228,300
2003--$28.70 per share				286,400

Exercised
2005--$13.56 to $29.03 per share	17.63	(885,050)
2004--$13.56 to $18.31 per share			(311,700)
2003--$16.33 to $18.33 per share				(146,800)

Terminated
2005--$24.64 to $28.70 per share	26.43	(10,900)	-	-

Outstanding at end of year
(2005--$13.56 to $35.29 per share)	22.75	1,920,850	2,641,200	2,724,600

Exercisable at end of year	$22.13	1,745,250	2,412,900	2,438,200

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and exercisable at December 31, 2005:

Range of Exercise Prices	Options Outstanding at December 31, 2005	Weighted- Average Exercise Price	Options Exercisable at December 31, 2005	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
$13.56	132,100	$13.56	132,100	$13.56	5 years
$15.14 to $18.33	669,900	16.13	669,900	16.13	4 years
$23.98 to $35.29	1,118,850	27.81	943,250	27.59	7 years

	1,920,850		1,745,250

The weighted-average fair value per option at the date of grant during 2005, 2004 and 2003, using the Black-Scholes option-pricing model, was $10.72, $10.31 and $11.14, respectively. Assumptions were as follows:

	2005	2004	2003
Expected life (years)	6.6	6.5	6.4
Risk-free interest rate	4.2%	4.0%	3.7%
Dividend yield	2.2%	2.2%	2.2%
Expected volatility	39.9%	43.3%	43.9%

11.	Pension and Other Post-retirement Benefits

The company provides retirement benefits for all United States employees including benefits for employees of previously owned businesses which were earned up to the date of sale. The company also has several foreign pension plans, none of which are material to the company’s financial position.

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

	Pension Benefits		Post-retirement Benefits
Years ended December 31 (dollars in millions)	2005	2004	2005	2004
Change in benefit obligations
Benefit obligation at beginning of year	$(779.5)	$(751.3)	$(17.8)	$(17.3)
Service cost	(9.2)	(8.6)	(0.2)	(0.2)
Interest cost	(46.7)	(46.3)	(1.0)	(1.0)
Participant contributions	-	-	(0.5)	(0.5)
Plan amendments	(1.0)	(0.1)	-	-
Actuarial losses including assumption changes	(41.4)	(28.6)	(1.3)	(0.5)
Benefits paid	56.2	55.4	1.9	1.7

Benefit obligation at end of year	$(821.6)	$(779.5)	$(18.9)	$(17.8)

Change in plan assets
Fair value of plan assets at beginning of year	$667.9	$667.1	$-	$-
Actual return on plan assets	45.0	56.0	-	-
Contribution by the company	30.4	0.2	1.4	1.2
Participant contributions	-	-	0.5	0.5
Benefits paid	(56.2)	(55.4)	(1.9)	(1.7)

Fair value of plan assets at end of year	$687.1	$667.9	$-	$-

Benefit obligations in excess of plan assets	$(134.5)	$(111.6)	$(18.9)	$(17.8)
Unrecognized net actuarial loss (gain)	282.2	234.5	0.6	(0.7)
Unrecognized prior service cost (credit)	-	(0.4)	0.1	0.1

Net amount recognized	$147.7	$122.5	$(18.2)	$(18.4)

Amounts recognized in the statement of financial position:

Accumulated other comprehensive loss before tax	$256.6	$210.4	$-	$-
Non-current asset	1.5	-	-	-
Current liabilities	-	-	(1.6)	(1.6)
Non-current liabilities	(110.4)	(87.9)	(16.6)	(16.8)

Net amount recognized	$147.7	$122.5	$(18.2)	$(18.4)

11.	Pension and Other Post-retirement Benefits (continued)

	Pension Benefits			Post-retirement Benefits
Years ended December 31 (dollars in millions)	2005	2004	2003	2005	2004	2003
Components of net periodic benefit cost
Service cost	$9.2	$8.6	$7.5	$0.2	$0.2	$0.2
Interest cost	46.7	46.3	46.8	1.0	1.0	1.1
Expected return on plan assets	(61.2)	(64.9)	(66.3)	-	-	-
Amortization of prior service cost	0.4	0.4	0.4	-	(0.1)	(0.2)
Amortization of net actuarial (gain) loss	10.0	3.6	-	-	(0.1)	-

Defined-benefit plan cost (income)	5.1	(6.0)	(11.6)	$1.2	$1.0	$1.1

Various U.S. defined-contribution plans cost	4.4	3.7	4.5

	$9.5	$(2.3)	$(7.1)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the company’s pension plans, both of which are underfunded, with accumulated benefit obligation in excess of plan assets were $821.6, $797.4 and $687.1 million, respectively, as of December 31, 2005, and $779.5, $755.5 and $667.9 million, respectively, as of December 31, 2004.

Additional information

The change in the minimum liability included in other comprehensive income is as follows:

	Pension Benefits		Post-retirement Benefits
Years ended December 31 (dollars in millions)	2005	2004	2005	2004
Increase in minimum liability included in other comprehensive income, net of tax	$28.2	$19.7	$-	$-

Assumptions

Actuarial assumption used to determine benefit obligations at December 31 are as follows:
	Pension Benefits		Post-retirement Benefits
	2005	2004	2005	2004
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
Years ended December 31	2005	2004	2003	2005	2004	2003
Discount rate	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Expected long-term return on plan assets	8.75%	9.00%	9.00%	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

In developing the expected long-term rate of return assumption, the company evaluated its pension plan’s target and actual asset allocation and historical long-term rates of return of equity and bond indices. The company also considered its pension plan’s historical 10-year and 25-year compounded annualized returns of 10.3 percent and 12.4 percent, respectively.

Assumed health care cost trend rates

Assumed health care cost trend rates as of December 31 are as follows:

	2005	2004
Health care cost trend rate assumed for next year	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2011	2010

11.	Pension and Other Post-retirement Benefits (continued)

A one-percentage-point change in the assumed health care cost trend rates would not result in a material impact on the company’s consolidated financial statements.

Plan Assets

The company’s pension plan weighted asset allocations as of December 31 by asset category are as follows:

Asset Category	2005	2004
Equity securities	70%	71%
Debt securities	24	24
Private equity	4	3
Other	2	2

	100%	100%

The company’s target allocation to equity managers is between 60 to 70 percent with the remainder allocated primarily to bond managers and a small allocation to private equity managers. The company regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.

There is no company stock included in plan assets at December 31, 2005 and 2004.

Cash Flows

The company does not expect to contribute to its pension plans in 2006.

Estimated Future Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years ending December 31 (dollars in millions)	Pension Benefits	Post- retirement Benefits
2006	$59.6	$1.5
2007	59.1	1.5
2008	60.6	1.6
2009	61.8	1.6
2010	63.0	1.6
Years 2011 – 2015	330.7	8.8

12.	Income Taxes

The components of the provision for income taxes consisted of the following:

Years ended December 31 (dollars in millions)	2005	2004	2003

Current:
Federal	$13.2	$(0.8)	$0.1
State	2.3	1.3	1.4
International	3.3	3.9	4.5
Deferred:
Federal	3.0	7.1	18.0
State	0.8	0.7	2.7
International	(0.4)	(0.1)	0.1

	$22.2	$12.1	$26.8

12.	Income Taxes (continued)

The provision for income taxes differs from the U.S. federal statutory rate due to the following items:

Years ended December 31	2005	2004	2003

Provision at U.S. federal statutory rate	35.0%	35.0%	35.0%
State income and franchise taxes, net of federal benefit	3.8	2.6	3.1
International income tax rate differential	(6.2)	(12.5)	(3.5)
Research tax credits	(0.7)	-	(1.2)
U.S. manufacturing deduction	(0.3)	-	-
Other	0.7	0.4	0.5

	32.3%	25.5%	33.9%

Components of earnings before income taxes were as follows:

Years ended December 31 (dollars in millions)	2005	2004	2003

United States	$52.2	$23.2	$60.0
International	16.5	24.3	19.0

	$68.7	$47.5	$79.0

Total taxes paid (tax refunds received) by the company amounted to $6.9, $(2.1) and $6.7 million in 2005, 2004 and 2003, respectively.

No provision for U.S. income taxes or foreign withholding taxes has been made on the undistributed earnings of foreign subsidiaries as such earnings are considered to be permanently invested. At December 31, 2005, the undistributed earnings amounted to $95.4 million. Determination of the amount of unrecognized deferred tax liability on the undistributed earnings is not practicable. In addition, no provision or benefits for U.S. income taxes have been made on foreign currency translation gains or losses.

The tax effects of temporary differences of assets and liabilities between income tax and financial reporting are as follows:

December 31 (dollars in millions)
	2005		2004
	Assets	Liabilities	Assets	Liabilities
Employee benefits	$61.9	$-	$52.9	$-
Recoverable dip tube costs	-	-	-	13.1
Product liability and warranty	32.5	-	35.4	-
Depreciation differences	-	32.2	-	37.6
Amortization differences	-	43.2	-	36.7
Derivative instruments	-	10.9	-	7.5
Tax loss and credit carryovers	10.7	-	15.5	-
All other	2.1	-	-	0.4
Valuation allowance	(7.6)	-	(8.0)	-

	$99.6	$86.3	$95.8	$95.3

Net asset	$13.3		$0.5

These deferred tax assets and liabilities are classified in the balance sheet as current or long-term based on the balance sheet classification of the related assets and liabilities as follows:

December 31 (dollars in millions)	2005	2004
Current deferred income tax assets	$9.9	$12.1
Long-term deferred income tax assets (liabilities)	3.4	(11.6)

Net asset	$13.3	$0.5

As a result of the acquisition of State Industries, Inc. in 2001, the company has $6.4 million of federal capital loss carryovers that expire in 2006. Based on future realizability a valuation allowance of $2.2 million has been established against the federal capital loss carryover tax benefits.

12.	Income Taxes (continued)

The company has foreign net operating loss carryovers with tax benefits of $3.4 million. Of the $3.4 million of tax benefits, $2.6 million have an unlimited carryover period and $0.8 million expire between 2006 and 2008. Based on future realizability, a valuation allowance of $3.4 million has been established against the foreign net operating loss carryover tax benefits.

The company also has state and local net operating loss carryovers having a tax value of $3.8 million and state and local tax credit carryovers of $1.3 million. The majority of these carryovers expire between 2010 and 2024. Based on future realizability, a valuation allowance of $2.0 million has been established against the state and local carryover tax benefits.

During 2005 the valuation allowance was decreased and goodwill decreased by $1.4 million to reflect the utilization of tax benefits previously acquired with the State Industries acquisition. Also, the valuation allowance was increased by $1 million for the current year tax benefits of foreign loss carryovers that are not expected to be utilized.

13.	Litigation and Insurance Matters

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

The company is currently involved as a potentially responsible party (PRP) in judicial and administrative proceedings initiated on behalf of various state and federal regulatory agencies seeking to clean up 12 sites which have been environmentally impacted (the “sites”) and to recover costs they have incurred or will incur as to the sites.

It is impossible at this time to estimate the total cost of remediation for the sites or the company’s ultimate share of those costs, primarily because the sites are in various stages of the remediation process and issues remain open at many sites concerning the selection and implementation of the final remedy, the cost of that remedy and the company’s liability at a site relative to the liability and viability of the other PRPs. The company has established reserves for the sites in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such cleanups when those costs are capable of being reasonably estimated. To the best of the company’s knowledge, the reserves it has established, $1.8 and $0.9 million at December 31, 2005 and 2004, respectively, and insurance proceeds that are available to the company are sufficient to cover the company’s liability. The company further believes its insurers have the financial ability to pay any such covered claims, and there are viable PRPs at each of the sites which have the financial ability to pay their respective shares of liability at the sites. The company believes that any environmental claims in excess of reserves, insurance proceeds and indemnified amounts will not have a material effect on its financial position or results of operations.

Like many other companies in recent years, the company or its subsidiaries have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos integrated into certain of the company’s or its subsidiaries’ products or premises. The company and its subsidiaries have never manufactured asbestos. The company and its subsidiaries have made no payment in a substantial majority of the cases closed to date. The remainder of the resolved cases have settled for amounts that are not material to the company, and the costs of defense and settlements have been supported in part by insurance. At present, the company and its subsidiaries are named in approximately 15,000 lawsuits. Typically these lawsuits name from 50 to 100 other companies as defendants along with the company or its subsidiaries. The complaints do not identify any products of the company, or specify the amount of damages claimed. In addition, the complaints do not allege which claimants, if any, were exposed to asbestos attributed to the company’s or its subsidiaries’ products or premises, nor the extent, if any, to which such claimants have been harmed.

The company is a defendant in lawsuits alleging manganese-induced illness involving claims by approximately 2,000 plaintiffs. In each instance, the company is one of numerous defendants. The claimants in these lawsuits allege that exposure to manganese in welding consumables caused them to develop adverse neurological conditions, including a condition known as manganism, and are seeking compensatory and, in many instances, punitive damages, usually for unspecified sums. Many of the lawsuits are single plaintiff cases, but some multi-claimant lawsuits have been filed. The company manufactured welding consumables from 1918 until it sold that business to another company in 1965. The company has not been found liable in any of the lawsuits and has not paid any settlements. The costs of defense have been paid by insurance.

13.	Litigation and Insurance Matters (continued)

The direct action lawsuit that was brought in the Civil District Court for the Parish of Orleans, State of Louisiana, by A. O. Smith Corporation, Bradford White Company, American Water Heater Company, Lochinvar Corporation and State Industries, Inc. (the “water heater manufacturers”) against Perfection Corporation and American Meter Company, the parent company of Perfection, and their insurers to recover various damages caused by deteriorating dip tubes that were manufactured by Perfection Corporation has been dismissed. The water heater manufacturers resolved their dispute with Perfection Corporation and American Meter Company and their insurers. The company has also resolved its separate insurance claims for property damages in connection with defective dip tubes. The aggregate of settlements paid to the company and its subsidiary, State Industries, Inc., in 2005 is $34.1 million which was recorded as a receivable at December 31, 2004.

With respect to non-environmental claims, the company has self-insured a portion of its product liability loss exposure and other business risks for many years. The company has established reserves which it believes are adequate to cover incurred claims. For the year ended December 31, 2005, the company had $125 million of product liability insurance for individual losses in excess of $5 million. The company periodically reevaluates its exposure on claims and makes adjustments to its reserves as appropriate.

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

The accounting policies of the reportable segments are the same as those described in the “Summary of Significant Accounting Policies” outlined in Note 1. Inter-segment sales in 2004 and 2003 have been excluded from segment revenues and are immaterial. Operating earnings, defined by the company as earnings before interest, taxes, general corporate and corporate research and development expenses, is used to measure the performance of the segments and allocate resources.

	Net Earnings			Net Sales
Years ended December 31 (dollars in millions)	2005	2004	2003	2005	2004	2003
Electrical Products	$42.3	$51.5	$54.2	$861.0	$860.7	$824.6
Water Systems	79.5	36.8	57.2	833.3	792.4	706.1
Inter-segment	(0.1)	-	-	(5.1)	-	-

Total segments – operating earnings	121.7	88.3	111.4	$1,689.2	$1,653.1	$1,530.7

General corporate and research and development expenses	(40.0)	(27.3)	(20.2)
Interest expense	(13.0)	(13.5)	(12.2)

Earnings before income taxes	68.7	47.5	79.0
Provision for income taxes	(22.2)	(12.1)	(26.8)

Net earnings	$46.5	$35.4	$52.2

There were no sales to customers exceeding 10% of consolidated net sales in 2005 or 2004. Net sales of the Electrical Products segment include sales to York International Corporation of $157.3 million in 2003.

14.	Operations by Segment (continued)

Assets, depreciation and capital expenditures by segment

	Total Assets (December 31)			Depreciation and Amortization (Years Ended December 31)			Capital Expenditures (Years Ended December 31)
(dollars in millions)	2005	2004	2003	2005	2004	2003	2005	2004	2003
Electrical Products	$742.5	$738.4	$732.1	$31.8	$33.3	$33.7	$28.4	$27.9	$27.3
Water Systems	447.0	488.5	466.8	20.4	19.8	17.6	21.9	19.9	20.8

Total segments	1,189.5	1,226.9	1,198.9	52.2	53.1	51.3	50.3	47.8	48.1
Corporate assets	103.2	87.1	82.4	0.6	0.8	0.8	0.3	0.6	0.5

Total	$1,292.7	$1,314.0	$1,281.3	$52.8	$53.9	$52.1	$50.6	$48.4	$48.6

Corporate assets consist primarily of cash and cash equivalents, deferred income taxes and derivative assets.

Net sales and long-lived assets by geographic location

The following data by geographic area includes net sales based on product shipment destination and long-lived assets based on physical location. Long-lived assets include net property, plant and equipment and other long-term assets, other intangibles and long-lived assets of previously owned businesses.

	Long-lived Assets				Net Sales
(dollars in millions)	2005	2004	2003		2005	2004	2003
United States	$222.7	$254.5	$267.1	United States	$1,400.6	$1,384.8	$1,295.9

Mexico	108.3	111.0	110.3	Foreign	288.6	268.3	234.8

China	53.9	36.6	32.5	Total	$1,689.2	$1,653.1	$1,530.7

Other Foreign	8.3	12.5	11.4

Total	$393.2	$414.6	$421.3

15. Quarterly Results of Operations (Unaudited)

(dollars in millions, except per share amounts)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2005	2004	2005	2004	2005	2004	2005	2004
Net sales	$409.2	$416.5	$437.7	$437.3	$408.3	$389.9	$434.0	$409.4
Gross profit	88.1	78.1	84.2	88.4	81.0	62.0	98.7	69.5
Net earnings	14.3	10.7	6.5	17.3	9.7	3.0	16.0	4.4
Net earnings per share
Basic	.48	.37	.22	.59	.33	.10	.54	.16
Diluted	.48	.36	.22	.58	.32	.10	.52	.15

Common dividends declared	.16	.15	.16	.15	.16	.16	.16	.16

Net earnings per share are computed separately for each period and, therefore, the sum of such quarterly per share amounts may differ from the total for the year. Fourth quarter 2005 net earnings included a $1.8 million LIFO benefit associated with lower inventory levels at Water Systems.

16.	Subsequent Event (Unaudited)

On February 3, 2006, the company entered into a Pre-Acquisition Agreement with GSW Inc., a Canadian corporation, of Oakville, Ontario, Canada (“GSW”). Under the agreement, the company will make a cash offer (the “Offer”) to acquire all of the outstanding Class A and Class B common stock of GSW at a price of $115 (Canadian) per share or approximately $393.5 million (Canadian) in the aggregate. The company simultaneously entered into a Deposit Agreement with the two majority shareholders of GSW (the “Majority Shareholders”), which own approximately 74 percent of the outstanding shares of GSW representing approximately 68 percent of the votes attached to the outstanding shares of GSW. Under this agreement, the Majority Shareholders irrevocably agreed to accept and deposit their shares to the Offer. On February 23, 2006, the company, utilizing its subsidiary, A. O. Smith Enterprises Ltd. as the Offeror, began a takeover bid under Canadian law to acquire all of the issued and outstanding Class A and Class B shares of GSW. The tender offer will remain open for a minimum of 35 days after which, subject to certain conditions, A. O. Smith Enterprises Ltd. will be obligated to take up and pay for the shares tendered. Upon payment for the shares, the company will take control of GSW. Thereafter, the company will take action to acquire the remainder of the outstanding stock of GSW. The company and its subsidiary have secured financing for the acquisition through a group of 10 banks.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The management of A. O. Smith Corporation, under the direction, supervision, and involvement of our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer have concluded that these disclosure controls and procedures were adequate and effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within those entities.

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

A. O. Smith Corporation management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the company’s internal control over financial reporting is effective based on those criteria.

A. O. Smith Corporation’s independent auditors have issued an audit report on our assessment of the company’s internal control over financial reporting. This report appears on page 44.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

A.O. Smith Corporation

We have audited management’s assessment, included in the accompanying Management Report on Internal Control, that A. O. Smith Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). A. O. Smith Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that A. O. Smith Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, A. O. Smith Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of A. O. Smith Corporation as of December 31, 2005 and 2004, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 2, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 2, 2006

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the headings “Election of Directors” and “Board Committees” as it relates to the Audit Committee and Report of the Audit Committee in the company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference. The information required regarding Executive Officers of the company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

The company has a separately designated Audit Committee on which Gene C. Wulf, Mark D. Smith and Idelle K. Wolf serve, with Mr. Wulf, as Chairperson. All members are independent under applicable SEC and NYSE rules; Ms. Wolf and Mr. Wulf are “audit committee financial experts” in accordance with SEC rules.

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

The information included under the heading “Compliance with Section 16(a) of the Securities Exchange Act” in the company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information included under the heading “Executive Compensation” in the company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference, except for the information required by paragraphs (i), (k) and (l) of Item 402(a)(8) of Regulation S-K.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the headings “Principal Stockholders” and “Security Ownership of Directors and Management” in the company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included under the heading “Election of Directors” and “Compensation Committee Interlocks and Insider Participation” in the company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of this Form and the Audit Committee’s pre-approval policy regarding the engagement of the principal accountant are incorporated herein by reference from the company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) under the heading “Report of the Audit Committee.”

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
		Form 10-K Page Number
1.	Financial Statements of the Company

	The following consolidated financial statements of A. O. Smith
	Corporation are included in Item 8:

	Consolidated Balance Sheets at December 31, 2005 and 2004	22

	For each of the three years in the period ended December 31, 2005:
	- Consolidated Statement of Earnings	23
	- Consolidated Statement of Comprehensive Earnings	23
	- Consolidated Statement of Cash Flows	24
	- Consolidated Statement of Stockholders’ Equity	25

	Notes to Consolidated Financial Statements	26-42

2.	Financial Statement Schedules

	Schedule II - Valuation and Qualifying Accounts	50

	Schedules not included have been omitted because they are not applicable.

3.

Exhibits - see the Index to Exhibits on pages 47 - 48 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K are listed as Exhibits 10(a) through 10(h) in the Index to Exhibits.

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

(3)(ii)		By-laws of the corporation as amended December 9, 2003.

(4)	(a)

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

	(c)	A. O. Smith Combined Executive Incentive Compensation Plan, incorporated by reference as Exhibit A to the Proxy Statement filed on March 4, 2002, for the April 8, 2002, Annual Meeting of Stockholders.

	(d)	Executive Life Insurance Plan, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

	(e)	Corporate Directors’ Deferred Compensation Plan, as amended, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

	(f)	Amendment to the Corporate Directors’ Deferred Compensation Plan effective January 1, 2005.

	(g)	Executive Supplemental Pension Plan incorporated by Reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

	(h)	Supplemental Profit Sharing Plan, incorporated by Reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

INDEX TO EXHIBITS (continued)

Exhibit Number	Description

(21)	Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 24, 2006.

(31.2)	Certification by the Senior Vice-President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 24, 2006.

(32)	Written Statement of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

A. O. SMITH CORPORATION

By:	/s/ Paul W. Jones
Paul W. Jones
Chief Executive Officer

Date: February 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 24 2006 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Signature

PAUL W. JONES Chairman of the Board of Directors and Chief Executive Officer	/s/ Paul W. Jones Paul W. Jones

TERRY M. MURPHY Senior Vice President and Chief Financial Officer	/s/ Terry M. Murphy Terry M. Murphy

JOHN J. KITA Vice President, Treasurer and Controller	/s/ John J. Kita John J. Kita

RONALD D. BROWN Director	/s/ Ronald D. Brown Ronald D. Brown

WILLIAM F. BUEHLER Director	/s/ William F. Buehler William F. Buehler

ROBERT J. O’TOOLE Director	/s/ Robert J. O’Toole Robert J. O’Toole

BRUCE M. SMITH Director	/s/ Bruce M. Smith Bruce M. Smith

MARK D. SMITH Director	/s/ Mark D. Smith Mark D. Smith

IDELLE K. WOLF Director	/s/ Idelle K. Wolf Idelle K. Wolf

GENE C. WULF Director	/s/ Gene C. Wulf Gene C. Wulf

A. O. SMITH CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Years ended December 31, 2005, 2004 and 2003

Description	Balance at Beginning of Year	Charged to Costs and Expenses[1]	Acquisition of Businesses	Deductions[2]	Balance at End of Year

2005:
Valuation allowance for trade and notes receivable	$4.6	$0.3	$0.2	$(0.4)	$4.7

2004:
Valuation allowance for trade and notes receivable	4.2	1.1	-	(0.7)	4.6

2003:
Valuation allowance for trade and notes
receivable	4.8	0.8	0.3	(1.7)	4.2

[1]	Provision based upon estimated collection.
[2]	Uncollectible amounts/expenditures charged against the reserve.