Form 10-Q
period 2006-03-31
SMITH A O CORP
filed 2006-05-03
CIK 91142

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-475

Delaware	39-0619790
(State of Incorporation)	(IRS Employer ID Number)

P. O. Box 245008, Milwaukee, Wisconsin 53224-9508

Telephone: (414) 359-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    LARGE ACCELERATED FILER  ☐    ACCELERATED FILER  ☒    NON-ACCELERATED FILER  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class A Common Stock Outstanding as of March 31, 2006 — 8,463,366 shares

Common Stock Outstanding as of March 31, 2006 — 22,098,740 shares

Exhibit Index Page 21

Index

A. O. Smith Corporation

PART I-FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

A.O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

Three Months ended March 31, 2006 and 2005

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended March 31
	2006	2005
Electrical Products	$229.2	$207.1
Water Systems	231.3	202.5
Inter-Segment	(1.3)	(0.4)

Net Sales	459.2	409.2
Cost of products sold	360.3	321.1

Gross profit	98.9	88.1
Selling, general and administrative expenses	68.5	62.4
Restructuring and other charges	1.5	0.9
Interest expense	3.0	3.4
Other expense - net	4.4	0.1

	21.5	21.3
Provision for income taxes	6.0	7.0

Net Earnings	$15.5	$14.3

Earnings per Common Share Long-term debt retired
Long-term debt incurred	$0.51	$0.48

Diluted	$0.50	$0.48

Dividends per Common Share	$0.16	$0.16

See accompanying notes to unaudited condensed consolidated financial statements.

PART I-FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

A.O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2006 and December 31, 2005

(dollars in millions)

	(unaudited)
	March 31, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$37.3	$24.0
Receivables	314.4	278.8
Inventories	241.8	225.4
Deferred income taxes	6.4	9.9
Other current assets	50.9	37.9

Total Current Assets	650.8	576.0

Property, plant and equipment	795.7	805.2
Less accumulated depreciation	442.7	448.3

Net property, plant and equipment	353.0	356.9
Goodwill	313.0	313.0
Other intangibles	10.4	10.5
Deferred income taxes	3.1	3.4
Other assets	34.3	32.9

Total Assets	$1,364.6	$1,292.7

Liabilities
Long-term debt retired
Long-term debt incurred	$235.8	$205.1
Accrued payroll and benefits	28.5	33.5
Accrued liabilities	43.5	44.8
Product warranty	17.6	17.3
Long-term debt due within one year	6.9	6.9

Total Current Liabilities	332.3	307.6

Long-term debt	191.5	162.4
Pension liability	110.3	110.4
Other liabilities	98.9	99.4

Total Liabilities	733.0	679.8

Stockholders’ Equity
Class A common stock, $5 par value: authorized 14,000,000 shares; issued 8,495,961	42.5	42.5
Common stock, $1 par value: authorized 60,000,000 shares; issued 24,053,501	24.0	24.0
Capital in excess of par value	67.6	65.9
Retained earnings	686.6	675.9
Accumulated other comprehensive loss	(130.9)	(136.4)
Treasury stock at cost	(58.2)	(59.0)

Total Stockholders’ Equity	631.6	612.9

Total Liabilities and Stockholders’ Equity	$1,364.6	$1,292.7

See accompanying notes to unaudited condensed consolidated financial statements

PART I-FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

A.O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2006 and 2005

(dollars in millions)

(unaudited)

	Three Months Ended March 31
	2006	2005
Operating Activities
Net earnings	$15.5	$14.3
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	12.4	13.1
Net change in current assets and liabilities	(32.5)	(14.0)
Net change in other noncurrent assets and liabilities	(0.8)	(1.4)
Other	0.7	0.4

Cash Provided by (Used in) Operating Activities	(4.7)	12.4

Investing Activities
Capital expenditures	(8.9)	(7.4)
Acquisition of business	(1.4)	—

Cash Used in Investing Activities	(10.3)	(7.4)

Financing Activities
Long-term debt retired	(2.1)	(15.3)
Long-term debt incurred	31.2	—
Net proceeds from common stock and option activity	4.1	—
Dividends paid	(4.9)	(4.7)

Cash Provided by (Used in) Financing Activities	28.3	(20.0)

Net increase (decrease) in cash and cash equivalents	13.3	(15.0)
Cash and cash equivalents-beginning of period	24.0	25.1

Cash and Cash Equivalents - End of Period	$37.3	$10.1

See accompanying notes to unaudited condensed consolidated financial statements.

PART I-FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the 2006 presentation.

2.	Inventories (dollars in millions)

	March 31, 2006	December 31, 2005
Finished products	$166.4	$145.9
Work in process	51.2	48.5
Raw materials	79.2	86.0

	296.8	280.4
LIFO reserve	55.0	55.0

	$241.8	$225.4

3.	Long-Term Debt

On February 17, 2006, in support of the GSW Inc. (“GSW”) acquisition (see Note 11), the company completed a $425 million multi-currency revolving credit agreement with ten banks. The facility expires in 2011 and has an accordion provision which allows it to be increased up to $500 million. Borrowing rates under the facility are determined by the company’s leverage ratio.

On April 3, 2006, the company’s Canadian subsidiary issued $30 million (Canadian) in term notes with two insurance companies. The notes expire in 2018 and carry an average interest rate of 5.3%.

4.	Product Warranty (dollars in millions)

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. The following table presents the company’s warranty liability activity for the three months ended March 31, 2006 and 2005, respectively.

	2006	2005
Balance at January 1	$52.4	$59.8
Expense	10.3	4.9
Claims settled	(9.7)	(9.2)

Balance at March 31	$53.0	$55.5

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

	Three Months Ended March 31
	2006	2005
Net Earnings	$15.5	$14.3
Other comprehensive earnings:
Unrealized net gain on cash flow derivative instruments less related income tax: 2006 - $3.5 and 2005 - $0.4	5.5	0.6

Comprehensive Earnings	$21.0	$14.9

6.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended March 31
	2006	2005
Denominator for basic earnings per share - weighted average shares	30,275,350	29,408,604
Effect of dilutive stock options	648,657	596,239

Denominator for diluted earnings per share	30,924,007	30,004,843

7.	Stock Based Compensation

General

Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective transition method. SFAS 123(R) had no impact on the company’s financial position, statement of operations or cash flows at the date of adoption. SFAS 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. Compensation cost is recognized using the straight-line method over the vesting period of the award.

Prior to the adoption of SFAS 123(R), the company followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” which encouraged, but did not require companies to record compensation cost for stock-based employee compensation plans at fair value. Prior to the adoption of SFAS 123(R), the company accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the number of shares were fixed and the exercise price of the stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized. Had compensation cost been determined based upon the fair value at the grant date for stock option awards under the plan based on the provisions of SFAS No. 123, the company’s pro forma earnings and earnings per share would have been as follows:

(dollars in millions, except per share amounts)	Three months ended March 31,2005
Net earnings:
As reported	$14.3
Add: Stock-based employee compensation expense recorded for restricted stock awards, net of tax	0.4
Deduct: Total stock based employee compensation expense determined under fair value based method, net of tax	(0.6)

Pro forma	$14.1

Earnings per share:
As reported:
Basic	$0.48
Diluted	0.48
Pro forma:
Basic	$0.48
Diluted	0.47

Total stock based compensation cost recognized in the three month period ended March 31, 2006 and 2005 was approximately $890,000 and $611,000, respectively. Stock based compensation cost attributable to stock options in the three month period ended March 31, 2006 was approximately $244,000. As described above, no stock option expense was recognized for the three months ended March 31, 2005.

7.	Stock Based Compensation, continued

Stock Options

The company adopted the A. O. Smith Combined Executive Incentive Compensation Plan (the “plan”) effective January 1, 2002. The plan superseded and replaced two predecessor incentive compensation plans. The plan provides for the issuance of 1.5 million stock options at exercise prices equal to the fair value of Common Stock on the date of grant. Additionally, any shares that would have been available for stock option grants under either of the predecessor plans, if such plans were in effect, will be available for granting of stock option awards under the plan. The stock options granted in the three month period ended March 31, 2006, become exercisable three years from the date of grant. Of the 131,300 stock options granted in 2005, 26,900 become exercisable one year from date of grant and 104,400 become exercisable three years from date of grant. For active employees, all options granted in 2006 and 2005 expire ten years after date of grant. The number of shares available for granting of options at March 31, 2006, was 275,550.

Changes in option shares, all of which are Common Stock, were as follows for the three months ended March 31, 2006:

	Weighted-Avg. Per Share Exercise Price	Three Months Ended March 31, 2006	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006	$22.75	1,920,850

Granted	36.03	18,000

Exercised	21.53	(350,650)

Terminated	—	—

Outstanding at March 31, 2006	23.17	1,588,200	6 years	$47,058,366

Exercisable at March 31, 2006	$22.12	1,276,700	8 years	$39,169,156

The weighted-average fair value per option at the date of grant during the three months ended March 31, 2006 and 2005, using the Black-Scholes option-pricing model, was $12.94 and $10.97, respectively. Assumptions were as follows:

	Three Months Ended March 31,
	2006	2005
Expected life (years)	6.4	6.5
Risk-free interest rate	4.4%	4.3%
Dividend yield	2.2%	2.2%
Expected volatility	38.0%	43.3%

7.	Stock Based Compensation, continued

The expected life is based on historical exercise behavior and the projected exercise of unexercised stock options. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected dividend yield is based on the expected annual dividends divided by the grant date market value of our common stock. The expected volatility is based on the historical volatility of our common stock.

Non-vested stock

Participants may also be awarded shares of non-vested stock under the plan. The company granted 21,000 and 18,000 shares of non-vested Common Stock under the plan in the three month period ended March 31, 2006 and 2005, respectively. The restricted shares were valued at approximately $757,000 and $414,000 at the date of issuance in 2006 and 2005, respectively, based on the company’s stock price at the date of grant and will be recognized as compensation expense ratably over the three-year vesting period. Non-vested stock compensation expense of approximately $646,000 and $611,000 was recognized in the three month period ended March 31, 2006 and 2005, respectively.

A summary of non-vested stock activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Outstanding at January 1, 2006	382,100	$26.23

Granted	21,000	36.03

Outstanding at March 31, 2006	403,100	28.11

8.	Pensions (dollars in millions)

The following table presents the components of the company’s net pension expense.

	Three Months Ended March 31
	2006	2005
Service cost	$2.4	$2.3
Interest cost	11.7	11.4
Expected return on plan assets	(14.9)	(14.9)
Amortization of net actuarial loss	3.6	2.1
Amortization of prior service cost	0.1	—

Defined benefit plan expense	$2.9	$0.9

As disclosed in the company’s 2005 Annual Report on Form 10-K, the company does not expect to contribute to its pension plans in 2006.

9.	Operations by Segment (dollars in millions)

	Three Months Ended March 31
	2006	2005
Net Sales
Electrical Products	$229.2	$207.1
Water Systems	231.3	202.5
Inter-Segment	(1.3)	(0.4)

	$459.2	$409.2

Operating earnings
Electrical Products	$13.6	$12.5
Water Systems	25.9	20.8
Inter-Segment Earnings	(0.1)	—

	39.4	33.3
Corporate expenses (1)	(14.9)	(8.6)
Interest expense	(3.0)	(3.4)

Earnings before income taxes	21.5	21.3
Provision for income taxes	6.0	7.0

Net earnings	$15.5	$14.3

(1)	Includes a $4.3 million loss on foreign currency contracts in 2006 related to the GSW acquisition as described in Note 11.

10.	Restructuring and Other Charges

Electrical Products Restructuring and Other Costs

In 2005, Electrical Products announced their intention to close the motor operation in Bray, Ireland which supplies large commercial hermetic motors to European air conditioning and refrigeration customers. Pre-tax restructuring and related charges of $7.0 million were recognized in 2005 related to the Bray plant closure. No tax deduction is available in Ireland for restructuring costs and no additional charges have been recognized in 2006 related to the Bray plant closure. The Bray closure is substantially complete as of March 31, 2006 and is expected to generate annual savings of more than $3.0 million beginning in 2006.

In 2005 the company has also announced an additional restructuring initiative associated with product repositioning programs at domestic motor plants. Restructuring and related charges of $5.4 million were recognized in 2005 for the domestic repositioning activities. An additional $1.2 million was recognized in the three-month period ended March 31, 2006 for the domestic repositioning activities. The domestic repositioning activities are substantially complete as of March 31, 2006 and are expected to generate annual pre-tax savings of approximately $5.0 million.

10.	Restructuring and Other Charges, continued

The following table presents an analysis of the company’s Electrical Products restructuring reserve as of and for the three month period ended March 31, 2006 (dollars in millions):

	Severance Costs	Lease Cancellation Costs	Asset Impairment	Total
Balance at December 31, 2005	$1.2	$1.5	$0.5	$3.2
Expense recognized	1.0	—	0.2	1.2
Cash payments	(1.2)	(1.4)	—	(2.6)

Balance at March 31, 2006	$1.0	$0.1	$0.7	$1.8

11.	Subsequent Events

On April 3, 2006, the company acquired GSW, a Canadian-based manufacturer of water heaters and building products, for approximately $340 million (U.S.) in cash. GSW’s 2005 sales were approximately $520 million (U.S.)

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST THREE MONTHS OF 2006 COMPARED TO 2005

Net sales for the first quarter of 2006 were $459.2 million or $50.0 million higher than sales of $409.2 million in the first quarter of 2005, representing a 12.2 percent increase. The sales increase was split about evenly between our two business segments with Water Systems reflecting gains in residential share, a stronger commercial market and significantly higher sales in China. Electrical Products sales benefited from strong sales to the HVAC and distribution markets and higher prices to offset higher raw material costs.

Our 2006 first quarter gross profit margin of 21.5 percent was unchanged from the first quarter of 2005 with both of our operating units experiencing consistent gross profit margins year over year.

Selling, general and administrative (SG&A) expense for the first quarter of 2006 was $68.5 million or $6.1 million higher than the first quarter of 2005, but as a percent to sales, declined from 15.2 percent in 2005 to 14.9 percent in 2006. The increase in SG&A was the result of higher expenses at our China water heater operation as well as higher selling, corporate, and pension expenses compared with the first quarter of 2005.

Interest expense declined from $3.4 million in the first quarter of 2005 to $3.0 million in this year’s first quarter due to substantially lower debt levels.

Other expense in the first quarter of 2006 was $4.4 million compared with $.1 million in the same period last year. The increase was due to a pretax loss of $4.3 million on foreign currency contracts related to our GSW Inc. (“GSW”) acquisition. Additional currency transactions related to the completion of the acquisition, subsequent to the close of the first quarter, will result in an offsetting currency gain of approximately $4.3 million and will be recognized in the second quarter.

Our effective tax rate for the first quarter of 2006 was 28 percent and compares to a 33 percent rate in the same period last year. The 28 percent rate resulted from proportionally higher income from foreign operations where tax rates are significantly lower than our U.S. operations. With the addition of GSW, the tax rate for the year is expected to range between 29 percent and 29.5 percent and in conjunction with the higher rate for the year, our projection for the second quarter tax rate is between 30 percent and 31 percent. Our effective rate should return to between 29 percent and 29.5 percent during the second half of the year.

We have significant pension benefit costs and credits that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 8.75 percent in 2006, unchanged from 2005. The discount rate used to determine net periodic pension costs and credits decreased from 6.0 percent in 2005 to 5.75 percent in 2006. Pension expense in the first quarter of 2006 was $2.9 million or $2.0 million higher than the first quarter of 2005. Our pension costs are reflected in cost of products sold and selling, general and administrative expense.

Net earnings in the first quarter of 2006 were $15.5 million or $1.2 million higher than net earnings in the first quarter of 2005. On a per share basis, first quarter earnings were $.50 in 2006 compared with $.48 in the first quarter of 2005. The increase in net earnings was due to improved operating performance and a lower tax rate partially offset by the loss on foreign currency contracts.

Electrical Products

First quarter net sales for our Electrical Products segment were $229.2 million, or $22.1 million higher than sales of $207.1 million in the same period last year. The increase in sales resulted from strong sales to the HVAC and distribution markets as well as the addition of new programs. Higher prices implemented to offset higher raw material costs also contributed to the sales improvement.

Operating earnings for our Electrical Products segment in the first quarter increased to $13.6 million from $12.5 million in the first quarter of 2005. The earnings improvement was due to higher sales volume partially offset by higher costs for copper, utilities and freight.

Water Systems

First quarter net sales for our Water Systems segment were $231.3 million or 14.2 percent higher than sales of $202.5 million in the same period last year. The sales increase was due to gains in the residential and commercial markets and a 43 percent increase in sales at our China water heater operation.

Operating earnings for our Water Systems segment in the first quarter of 2006 increased to $25.9 million from $20.8 million in the first quarter of 2005. Operating earnings in the first quarter of 2005 included a $3.0 million favorable adjustment to our warranty reserve due to a change in customer return policies partially offset by steel cost increases. The increase in operating earnings in 2006 resulted from higher volume.

GSW Acquisition

On April 3, 2006, we completed the acquisition of GSW, a Canadian based manufacturer of water heaters and building products, for approximately $340 million (U.S.) in cash. GSW’s 2005 sales were approximately $520 million (U.S.) of which approximately $490 million (U.S.) related to the water heater business and approximately $30 million (U.S.) related to the building products business.

The addition of GSW to our existing water heater operations expands our position in both the growing retail channel of the U.S. residential water heater market segment, as well as in the commercial and residential segments of the Canadian water heater market. We are exploring our strategic alternatives regarding the building products business.

Outlook

We issued a forecast for 2006 of earnings of between $2.30 and $2.50 per share which includes expected nine-month earnings accretion of $.35 per share from the acquisition of GSW.

We are currently projecting synergies of about $3 million in 2006 for the last three quarters of the year and earnings per share accretion of $.35 which includes estimated costs related to purchase accounting. Our expected earnings per share accretion for 2007 is between $.60 and $.70 per share, including synergy cost savings of between $10 million and $15 million dollars before taxes. Our accretion forecasts assume margins of approximately eight percent in GSW’s underlying water heater business.

Excluding GSW, the base water products business is projecting higher sales and income in 2006. Sales are expected to increase modestly as a result of improved residential wholesale water heater segment penetration and growth in the commercial water heater segment. Additionally, sales from the company’s operation in China are expected to exceed $100 million compared with $86 million in 2005.

Although we are concerned about potential cost volatility for raw materials and freight, we believe Water Systems will generate a full-year operating margin in excess of 10 percent of sales in 2006, before inclusion of the GSW operating results.

Electrical Products expects to report higher sales and profits in 2006. Higher sales will result from improved pricing to offset higher material costs, new business, and the fourth quarter 2005 acquisition of the Yueyang Zhongmin commercial hermetic motors business in China. In addition to the higher volume, earnings will also benefit from last year’s restructuring initiatives.

These gains will be partially offset by higher costs for copper, as well as strengthening of the Mexican peso, increased freight expense, and higher employee costs, particularly health care and pension expenses.

Additionally, because of the record-breaking performance in the air-conditioning segment in 2005, the company believes that the HVAC segment could prove difficult in the second half of the year, especially if extended cool spring weather tempers the normal air-conditioning buying season.

Liquidity & Capital Resources

Our working capital at March 31, 2006 was $318.5 million, $50.1 million greater than at December 31, 2005. Increases in cash levels as well as in accounts receivable and inventories, primarily at our Electrical Products unit, were partially offset by increases in accounts payable. Cash used by operating activities during the first quarter of 2006 was $4.7 million, compared with $12.4 million of cash provided by operating activities during the first quarter of 2005, as a result of a larger investment in working capital this year compared with the same period one year ago. For the total year 2006, we expect cash provided by operating activities, including cash provided by the GSW operations, to be $100 to $110 million before capital expenditures.

Our capital expenditures during the first quarter of 2006 totaled $8.9 million compared with $7.4 million one year ago. We are projecting 2006 capital spending, including capital spending for GSW, to be between $60 and $65 million, and in the same range as expected depreciation and amortization for the year. We believe that our present facilities and planned capital expenditures are sufficient to provide adequate capacity for our operations in 2006.

In anticipation of acquiring GSW in the second quarter, we completed a $425 million multi-currency revolving credit facility with ten banks on February 17, 2006. This facility replaces our previous $265 million multi year revolving credit agreement with a group of eight financial institutions, which was due to expire on June 10, 2009. The new facility expires in 2011, and has an accordion provision which allows it to be increased up to $500 million. Borrowing rates under the facility are determined by our leverage ratio. Our commercial paper is supported by the credit facility.

In addition on April 3, 2006, in support of the GSW acquisition, our Canadian subsidiary issued $30 million (Canadian) in term notes with two insurance companies. The notes expire in 2018 and carry an average interest rate of 5.3%.

Our total debt increased $29.1 million from $169.3 million at December 31, 2005 to $198.4 million at March 31, 2006. Our leverage as measured by the ratio of total debt to total capitalization was 24%, up slightly from 22% at the end of 2005. After the $340 million payment for the GSW shares on April 3, 2006, our total debt was $538.4 million and our leverage ratio was 46%. We did not enter into any significant operating leases during the first quarter of 2006.

At March 31, 2006, we had available borrowing capacity of $386.5 million. After the GSW acquisition and the issuance of the Canadian term notes, we had available borrowing capacity of $71.8 million. We believe that the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

On April 11, 2006, our board of directors declared a regular quarterly dividend of $.16 per share on our Common stock and Class A common stock, which is payable on May 15, 2006 to shareholders of record on April 28, 2006.

Critical Accounting Policies

Our accounting policies are described in Note 1 of Notes to Consolidated Financial Statements as disclosed in the Form 10-K for the fiscal year ended December 31, 2005. Also as disclosed in Note 1, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

Recent Accounting Pronouncements

As described in Note 7 of this Form 10-Q, we adopted Statement of Financial Accounting Standards (“SFAS”) 123 (R), Share-Based Payment, effective January 1, 2006, using the modified-prospective transition method. Adoption of this statement had no impact on our financial position, statement of operations or cash flows at the date of adoption.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The management of A. O. Smith Corporation, under the direction, supervision, and involvement of our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer have concluded that these disclosure controls and procedures were adequate and effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within the organization.

Changes in internal controls

There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect our disclosure controls and procedures nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

Forward Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” or words of similar meaning and include earnings accretion and synergy forecasts. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include the following: significant volatility in raw material prices; competitive pressures on the company’s businesses; instability in the company’s electric motor and water products markets; difficulties associated with integrating acquired businesses and attaining projected synergies; adverse changes in general economic conditions; and the potential that assumptions on which the company based its expectations, including those regarding the impact of purchase accounting, are inaccurate or will prove to be incorrect.

Forward-looking statements included in this filing are made only as of the date of this release, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 13 of the Notes to Consolidated Financial Statements in the company’s Form 10-K Report for the year ended December 31, 2005, which is incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

May 3, 2006	/s/ John J. Kita
John J. Kita
Senior Vice President
Corporate Finance & Controller

May 3, 2006	/s/ Terry M. Murphy
Terry M. Murphy
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.