Form 10-Q/A
period 2006-03-31
SMITH A O CORP
filed 2006-05-08
CIK 91142

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Telephone: (414) 359-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b -2 of the Exchange Act.

LARGE ACCELERATED FILER  ☐    ACCELERATED FILER  ☒    NON-ACCELERATED FILER  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class A Common Stock Outstanding as of March 31, 2006 — 8,463,366 shares

Common Stock Outstanding as of March 31, 2006 — 22,098,740 shares

Exhibit Index Page 22

Explanatory Note

A. O. Smith Corporation (the “Company”) is filing this Amendment No. 1 to Form 10-Q to make certain line item description corrections to Part 1, Item 1 originally included in our Form 10-Q as of and for the quarter ended March 31, 2006, which was originally filed with the Securities and Exchange Commission on May 3, 2006 (the “Original Filing”). Revised line item descriptions for “Earnings per Common Share” and “Basic” have been made to the Condensed Consolidated Statement of Earnings. Additionally, revised line item descriptions for “Current Liabilities” and “Trade Payables” have been added to the Condensed Consolidated Balance Sheets.

Except for the wording changes as described in the preceding paragraph, no other changes have been made to the Original Filing and other than Part 1, Item 1, this amendment does not otherwise update information in the Original Filing. Pursuant to Rule 12b-15, currently dated certifications of the Chief Executive Officer and the Chief Financial Officer are provided.

Index

A. O. Smith Corporation

PART I-FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

A.O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

Three Months ended March 31, 2006 and 2005

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended March 31
	2006	2005
Electrical Products	$229.2	$207.1
Water Systems	231.3	202.5
Inter-Segment	(1.3)	(0.4)

Net Sales	459.2	409.2
Cost of products sold	360.3	321.1

Gross profit	98.9	88.1
Selling, general and administrative expenses	68.5	62.4
Restructuring and other charges	1.5	0.9
Interest expense	3.0	3.4
Other expense - net	4.4	0.1

	21.5	21.3
Provision for income taxes	6.0	7.0

Net Earnings	$15.5	$14.3

Earnings per Common Share
Basic	$0.51	$0.48

Diluted	$0.50	$0.48

Dividends per Common Share	$0.16	$0.16

See accompanying notes to unaudited condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A.O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2006 and December 31, 2005

(dollars in millions)

	(unaudited)
	March 31, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$37.3	$24.0
Receivables	314.4	278.8
Inventories	241.8	225.4
Deferred income taxes	6.4	9.9
Other current assets	50.9	37.9

Total Current Assets	650.8	576.0

Property, plant and equipment	795.7	805.2
Less accumulated depreciation	442.7	448.3

Net property, plant and equipment	353.0	356.9
Goodwill	313.0	313.0
Other intangibles	10.4	10.5
Deferred income taxes	3.1	3.4
Other assets	34.3	32.9

Total Assets	$1,364.6	$1,292.7

Liabilities
Current Liabilities
Trade payables	$235.8	$205.1
Accrued payroll and benefits	28.5	33.5
Accrued liabilities	43.5	44.8
Product warranty	17.6	17.3
Long-term debt due within one year	6.9	6.9

Total Current Liabilities	332.3	307.6

Long-term debt	191.5	162.4
Pension liability	110.3	110.4
Other liabilities	98.9	99.4

Total Liabilities	733.0	679.8

Stockholders’ Equity
Class A common stock, $5 par value: authorized 14,000,000 shares; issued 8,495,961	42.5	42.5
Common stock, $1 par value: authorized 60,000,000 shares; issued 24,053,501	24.0	24.0
Capital in excess of par value	67.6	65.9
Retained earnings	686.6	675.9
Accumulated other comprehensive loss	(130.9)	(136.4)
Treasury stock at cost	(58.2)	(59.0)

Total Stockholders’ Equity	631.6	612.9

Total Liabilities and Stockholders’ Equity	$1,364.6	$1,292.7

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

(dollars in millions, except per share amounts)	Three months ended March 31, 2005
Net earnings:
As reported	$14.3
Add: Stock-based employee compensation expense recorded for restricted stock awards, net of tax	0.4
Deduct: Total stock based employee compensation expense determined under fair value based method, net of tax	(0.6)

Pro forma	$14.1

Earnings per share:
As reported:
Basic	$0.48
Diluted	0.48
Pro forma:
Basic	$0.48
Diluted	0.47

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

PART I—FINANCIAL INFORMATION

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 13 of the Notes to Consolidated Financial Statements in the company’s Form 10 - K Report for the year ended December 31, 2005, which is incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

May 8, 2006	/s/ John J. Kita
John J. Kita
Senior Vice President
Corporate Finance & Controller

May 8, 2006	/s/ Terry M. Murphy
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