Form 10-Q
period 2006-06-30
SMITH A O CORP
filed 2006-08-03
CIK 91142

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-475

Delaware	39-0619790
(State of Incorporation)	(IRS Employer ID Number)

P. O. Box 245008, Milwaukee, Wisconsin 53224-9508

Telephone: (414) 359-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b -2 of the Exchange Act. LARGE ACCELERATED FILER  ☐    ACCELERATED FILER  ☒    NON-ACCELERATED FILER  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Class A Common Stock Outstanding as of June 30, 2006 — 8,277,225 shares

Common Stock Outstanding as of June 30, 2006 — 22,353,462 shares

Exhibit Index Page 28

Index

A. O. Smith Corporation

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

Three and Six Months ended June 30, 2006 and 2005

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Electrical Products	$254.1	$234.5	$483.3	$441.6
Water Systems	342.9	204.0	574.3	406.5
Inter-segment sales	(2.5)	(0.8)	(3.9)	(1.2)

Net Sales	594.5	437.7	1,053.7	846.9
Cost of products sold	467.9	353.5	828.2	674.6

Gross Profit	126.6	84.2	225.5	172.3
Selling, general and administrative expenses	85.9	60.4	154.4	122.8
Restructuring and other charges	1.8	8.6	3.3	9.5
Interest expense	7.5	3.5	10.5	6.9
Other (income) expense - net	(4.8)	0.7	(0.4)	0.8

	36.2	11.0	57.7	32.3
Provision for income taxes	11.3	4.5	17.3	11.5

Earnings from continuing operations	24.9	6.5	40.4	20.8
Discontinued operations after tax	0.2	—	0.2	—

Net Earnings	$25.1	$6.5	$40.6	$20.8

Earnings per Common Share
Basic
Continuing operations	$0.82	$0.22	$1.33	$0.71
Discontinued operations	0.01	—	0.01	—

Net	$0.83	$0.22	$1.34	$0.71

Diluted
Continuing operations	$0.80	$0.22	$1.30	$0.69
Discontinued operations	0.01	—	0.01	—

Net	$0.81	$0.22	$1.31	$0.69

Dividends per Common Share	$0.16	$0.16	$0.32	$0.32

See accompanying notes to unaudited condensed consolidated financial statements

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2006 and December 31, 2005

(dollars in millions)

	(unaudited) June 30, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$45.3	$24.0
Receivables	417.2	278.8
Inventories	293.4	225.4
Deferred income taxes	0.4	9.9
Other current assets	79.6	37.9
Current assets held for sale	24.0	—

Total Current Assets	859.9	576.0

Property, plant and equipment	888.9	805.2
Less accumulated depreciation	473.0	448.3

Net property, plant and equipment	415.9	356.9
Goodwill	475.9	313.0
Other intangibles	92.3	10.5
Deferred income taxes	12.1	3.4
Other assets	64.9	32.9

Total Assets	$1,921.0	$1,292.7

Liabilities
Current Liabilities
Trade payables	$304.9	$205.1
Accrued payroll and benefits	42.6	33.5
Accrued liabilities	79.5	44.8
Product warranty	32.1	17.3
Long-term debt due within one year	6.9	6.9
Current liabilities held for sale	3.3	—

Total Current Liabilities	469.3	307.6

Long-term debt	504.4	162.4
Pension liability	120.8	110.4
Other liabilities	164.8	99.4

Total Liabilities	1,259.3	679.8

Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 8,309,820	41.5	42.5
Common Stock, $1 par value: authorized 60,000,000 shares; issued 24,239,642	24.2	24.0
Capital in excess of par value	69.8	65.9
Retained earnings	706.8	675.9
Accumulated other comprehensive loss	(124.0)	(136.4)
Treasury stock at cost	(56.6)	(59.0)

Total Stockholders’ Equity	661.7	612.9

Total Liabilities and Stockholders’ Equity	$1,921.0	$1,292.7

See accompanying notes to unaudited condensed consolidated financial statements

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Six Months ended June 30, 2006 and 2005

(dollars in millions)

(unaudited)

	Six Months Ended June 30
	2006	2005
Operating Activities

Net earnings	$40.6	$20.8
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	30.9	26.0
Net change in current assets and liabilities, net of acquisitions	(30.6)	0.3
Net change in other noncurrent assets and liabilities, net of aquisitions	(11.1)	2.7
Other, net of acquisitions	1.5	0.9

Cash Provided by Operating Activities	31.3	50.7

Investing Activities
Capital expenditures	(24.8)	(16.4)
Acquisition of businesses	(329.0)	—
Proceeds from sale of investments	48.3	—
Purchase of investments	(36.0)	—

Cash Used in Investing Activities	(341.5)	(16.4)

Financing Activities
Long-term debt incurred	341.3	—
Long-term debt retired	(4.4)	(44.2)
Other stock transactions	6.4	6.1
Dividends paid	(9.7)	(9.4)

Cash Provided by (Used in) Financing Activities	333.6	(47.5)

Cash Used in Discontinued Operations	(2.1)	—

Net increase (decrease) in cash and cash equivalents	21.3	(13.2)
Cash and cash equivalents - beginning of period	24.0	25.1

Cash and Cash Equivalents - End of Period	$45.3	$11.9

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the 2006 presentation.

2.	Acquisition

On April 3, 2006, the company acquired GSW Inc. (“GSW”), a publicly traded Canadian-based manufacturer which operates in two business segments: water heaters and building products. The water heating segment manufactures and markets water heaters sold in the U.S. and Canada through its American Water Heater Company (“American”) and GSW Water Heater subsidiaries. The addition of GSW to the company’s existing water heater operations expands the company’s share of the growing retail channel of the U. S. residential water heater market as well as increasing its presence in the Canadian residential water heater market. The company is continuing to explore its strategic alternatives for the building products business and has engaged consultants and placed the building products business for sale. For accounting purposes, the building products business is reported as a discontinued operation. The company expects to complete the sale by the end of this year.

The aggregate purchase price, net of $39.9 million of cash acquired, was $306.4 million. This was comprised of $339.3 million for the outstanding stock and $7.0 million of acquisition costs principally incurred in 2005 and included in other assets at December 31, 2005. In addition, $27.7 million of payments for change in control provisions were paid in April 2006.

2.	Acquisition (continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The company is in the process of finalizing third-party appraisal of property, plant and equipment and valuation of certain intangible assets and, therefore, the allocation of the purchase price is subject to refinement. The non-deductible goodwill has been recorded within the Water Systems segment. Of the $81.4 million of acquired intangible assets, $40.7 million was assigned to trademarks that are not subject to amortization and $40.7 million was assigned primarily to customer lists which have amortization periods ranging from 10 - 25 years.

April 3, 2006 (dollars in millions)
Current assets, net of cash acquired	$159.0
Current assets held for sale	15.0
Property, plant and equipment	62.8
Intangible assets	81.4
Goodwill	160.9
Other assets	45.6

Total assets acquired	524.7
Current liabilities	134.1
Current liabilities held for sale	4.4
Long-term liabilities	79.8

Total liabilities assumed	218.3

Net assets acquired	$306.4

The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations have been included in the company’s financial statements from the April 3, 2006 date of acquisition.

The pro forma unaudited results of operations for the six month periods ended June 30, 2006 and 2005, respectively, assuming consummation of the purchase as of January 1, 2005, are as follows (dollars in millions except per share data):

	Six months ended June 30,
	2006	2005
Net sales	$1,183.2	$1,083.8
Earnings from continuing operations	44.4	30.1
Net earnings	44.3	30.8
Earnings per common share:
Basic
Continuing operations	$1.46	$1.02
Discontinued operations	—	.02

Net	$1.46	$1.04

Diluted
Continuing operations	$1.43	$1.00
Discontinued operations	—	.02

Net	$1.43	$1.02

2.	Acquisition (continued)

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

3.	Inventories (dollars in millions)

	June 30, 2006	December 31, 2005
Finished products	$184.9	$145.9
Work in process	58.4	48.5
Raw materials	105.1	86.0

	348.4	280.4
LIFO reserve	55.0	55.0

	$293.4	$225.4

4.	Goodwill

Changes in the carrying amount of goodwill during the six month period ended June 30, 2006 consisted of the following (dollars in millions):

	Electrical Products	Water Systems	Total
Balance at December 31, 2005	$245.8	$67.2	$313.0
Acquisition of business (see Note 2)	—	160.9	160.9
Foreign currency translation	—	2.0	2.0

Balance at June 30, 2006	$245.8	$230.1	$475.9

5.	Restricted Marketable Securities

As described in Note 2, the company recently acquired GSW. GSW operated a captive insurance company to provide product liability and general liability insurance to its subsidiary American. The company has decided to cover American’s prospective liability exposures with its existing insurance programs and all product liability claims for events which occurred prior to July 1, 2006 will be financed by the captive. The reinsurance company restricts the amount of capital which must be maintained by the captive and this restricted amount is $37.2 million at June 30, 2006. The $37.2 million of restricted marketable securities are included in other assets on the company’s balance sheet at June 30, 2006.

6.	Long-Term Debt

On February 17, 2006, in support of the GSW acquisition (see Note 2), the company completed the $425 million multi-currency revolving credit agreement with ten banks. The facility expires in 2011 and has an accordion provision which allows it to be increased up to $500 million. Borrowing rates under the facility are determined by the company’s leverage ratio.

On April 3, 2006, the company’s Canadian subsidiary issued $30 million (Canadian) in term notes with two insurance companies. The notes expire in 2018 and carry an average interest rate of 5.3%.

Borrowings under the company’s bank credit lines and commercial paper borrowings are supported by the $425 million revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt.

7.	Product Warranty (dollars in millions)

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents the company’s warranty liability activity for the six-months ended June 30, 2006 and 2005, respectively:

	2006	2005
Balance at January 1	$52.4	$59.8
GSW balance acquired (see Note 2)	38.3	—
Expense	26.6	12.3
Claims settled	(23.2)	(19.5)

Balance at June 30	$94.2	$52.6

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

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net earnings	$25.1	$6.5	$40.6	$20.8

Other comprehensive earnings (loss):
Foreign currency translation adjustments	(7.4)	(0.7)	(7.4)	(0.8)
Unrealized net gains (losses) on cash flow derivative instruments less related income tax provision (benefit): 2006 - $9.2 & $12.7, 2005 – $(2.2) & $(1.7)	14.3	(3.4)	19.8	(2.7)

Comprehensive earnings	$32.0	$2.4	$53.0	$17.3

9.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Denominator for basic earnings per share - weighted average shares	30,399,110	29,532,444	30,337,572	29,470,866
Effect of dilutive stock options	661,043	598,495	654,847	597,374

Denominator for diluted earnings per share	31,060,153	30,130,939	30,992,419	30,068,240

10.	Stock-Based Compensation

General

Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective transition method. SFAS 123(R) had no impact on the company’s financial position, statement of operations or cash flows at the date of adoption. SFAS 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. Compensation cost is recognized using the straight-line method over the vesting period of the award.

Prior to the adoption of SFAS 123(R), the company followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” which encouraged, but did not require companies to record compensation cost for stock-based employee compensation plans at fair value. Prior to the adoption of SFAS 123(R), the company accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the number of shares were fixed and the exercise price of the stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized. Had compensation cost been determined based upon the fair value at the grant date for stock option awards under the plan based on the provisions of SFAS No. 123, the company’s pro forma earnings and earnings per share for the three and six periods ended June 30, 2005, respectively would have been as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(dollars in millions, except per share amounts)	2005	2005
Earnings:
As reported	$6.5	$20.8
Add: Stock-based employee compensation expense recorded for non-vested stock awards, net of tax	0.4	0.8
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(0.5)	(1.1)

Pro forma	$6.4	$20.5

Earnings per share:
As reported:
Basic	$0.22	$0.71
Diluted	0.22	0.69
Pro forma:
Basic	$0.22	$0.69
Diluted	0.21	0.68

10.	Stock-Based Compensation (continued)

Total stock based compensation cost recognized in the three month period ended June 30, 2006 and 2005 was approximately $862,000 and $626,000, respectively. Total stock based compensation cost recognized in the six month period ended June 30, 2006 and 2005 was approximately $1,752,000 and $1,237,000, respectively. Stock based compensation cost attributable to stock options in the three and six month periods ended June 30, 2006 was approximately $216,000 and $460,000, respectively. As described above, no stock option expense was recognized for the respective three and six month periods ended June 30, 2005.

Stock Options

The company adopted the A. O. Smith Combined Executive Incentive Compensation Plan (the “plan”) effective January 1, 2002. The plan superseded and replaced two predecessor incentive compensation plans. The plan provides for the issuance of 1.5 million stock options at exercise prices equal to the fair value of Common Stock on the date of grant. Additionally, any shares that would have been available for stock option grants under either of the predecessor plans, if such plans were in effect, will be available for granting of stock option awards under the plan. The stock options granted in the six month period ended June 30, 2006, become exercisable three years from the date of grant. Of the 131,300 stock options granted in 2005, 26,900 become exercisable one year from date of grant and 104,400 become exercisable three years from date of grant. For active employees, all options granted in 2006 and 2005 expire ten years after date of grant. The number of shares available for granting of options at June 30, 2006, was 275,550.

Changes in option shares, all of which are Common Stock, were as follows for the six months ended June 30, 2006:

	Weighted-Avg. Per Share Exercise Price	Six Months Ended June 30, 2006	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006	$22.75	1,920,850
Granted	36.03	18,000
Exercised	22.44	(433,800)
Terminated	—	—

Outstanding at June 30, 2006	23.00	1,505,050	6 years	$35,157,968

Exercisable at June 30, 2006	$21.83	1,193,550	7 years	$29,277,782

10.	Stock-Based Compensation (continued)

The weighted-average fair value per option at the date of grant during the six months ended June 30, 2006 and 2005, using the Black-Scholes option-pricing model, was $12.94 and $10.97, respectively. Assumptions were as follows:

	Six Months Ended June 30,
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

Non-vested stock

Participants may also be awarded shares of non-vested stock under the plan. The company granted 21,000 and 18,000 shares of non-vested Common Stock under the plan in the six month periods ended June 30, 2006 and 2005, respectively. The restricted shares were valued at approximately $757,000 and $414,000 at the date of issuance in 2006 and 2005, respectively, based on the company’s stock price at the date of grant and will be recognized as compensation expense ratably over the three-year vesting period. Non-vested stock compensation expense of approximately $646,000 and $626,000 was recognized in the three month period ended June 30, 2006 and 2005, respectively. Non-vested stock compensation expense of approximately $1,292,000 and $1,237,000 was recognized in the six month period ended June 30, 2006 and 2005, respectively.

A summary of non-vested stock activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Outstanding at January 1, 2006	382,100	$26.23
Granted	21,000	36.03

Outstanding at June 30, 2006	403,100	28.11

11.	Pensions (dollars in millions)

The following table presents the components of the company’s net pension expense.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Service cost	$3.0	$2.4	$5.4	$4.7
Interest cost	11.2	11.9	22.9	23.3
Expected return on plan assets	(15.0)	(15.8)	(29.9)	(30.7)
Amortization of net actuarial loss	3.7	2.9	7.3	5.0
Amortization of prior service cost	0.2	0.3	0.3	0.3

Defined benefit plan expense	$3.1	$1.7	$6.0	$2.6

The company expects to make contributions of approximately $2.0 million in 2006 for two defined benefit plans acquired from GSW.

12.	Operations by Segment (dollars in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net sales
Electrical Products	$254.1	$234.5	$483.3	$441.6
Water Systems	342.9	204.0	574.3	406.5
Inter-Segment Sales	(2.5)	(0.8)	(3.9)	(1.2)

	$594.5	$437.7	$1,053.7	$846.9

Operating earnings
Electrical Products (1)	$16.6	$6.0	$30.1	$18.5
Water Systems	33.2	18.8	59.1	39.7
Inter-segment earnings	(0.1)	—	(0.1)	—

	49.7	24.8	89.1	58.2
Corporate expenses (2)	(6.0)	(10.3)	(20.9)	(19.0)
Interest expense	(7.5)	(3.5)	(10.5)	(6.9)

Earnings before income taxes	36.2	11.0	57.7	32.3
Provision for income taxes	(11.3)	(4.5)	(17.3)	(11.5)

Earnings from continuing operations	$24.9	$6.5	$40.4	$20.8

_____________
(1) reflects pre-tax restructuring and other charges of:	$1.8	$7.4	$3.0	$8.3
(2) reflects pre-tax restructuring and other charges of:	$—	$1.2	$0.3	$1.2

13.	Restructuring and Other Charges

Electrical Products Restructuring and Other Costs

In 2005, Electrical Products announced their intention to close the motor operation in Bray, Ireland which supplied large commercial hermetic motors to European air conditioning and refrigeration customers. Pre-tax restructuring and related charges of $7.0 million were recognized in 2005 related to the Bray plant closure. No tax deduction is available in Ireland for restructuring costs and no additional charges have been recognized in 2006 related to the Bray plant closure. The Bray closure was substantially complete as of June 30, 2005 and is expected to generate annual savings of more than $3.0 million beginning in 2006.

In 2005 the company announced an additional restructuring initiative associated with product repositioning programs at its domestic motor plants. Restructuring and related charges of $5.4 million were recognized in 2005 for the domestic repositioning activities.

An additional $1.2 million and $2.4 million of expense was recognized in the three and six month periods ended June 30, 2006, respectively, for the domestic repositioning activities. The domestic repositioning activities announced as of June 30, 2006 are substantially complete as of that date and are expected to generate annual pre-tax savings of approximately $5.0 million.

Additionally, Electrical Products recognized an asset impairment charge of approximately $0.6 million during the three month period ended June 30, 2006. This charge, which relates to two idle manufacturing facilities that are held for sale, was recorded to reflect the carrying value of the two properties at their estimated net realizable value.

The following table presents an analysis of the company’s Electrical Products restructuring reserve as of and for the six month period ended June 30, 2006 (dollars in millions):

	Severance Costs	Lease Cancellation Costs	Asset Impairment	Other	Total
Balance at December 31, 2005	$1.2	$1.5	$0.5	$—	$3.2
Expense recognized	1.6	—	1.1	0.3	3.0
Cash payments	(2.0)	(1.4)	(0.1)	(0.3)	(3.8)

Balance at June 30, 2006	$0.8	$0.1	$1.5	$—	$2.4

Other Charges – Tower Automotive, Inc.

The company was the primary lessee on a facility lease in Corydon, Indiana related to a business sold to Tower Automotive, Inc. (Tower) in 1997. The company entered into a sublease arrangement with Tower in 1997 with the same terms and conditions as the company lease. Tower filed for bankruptcy on February 2, 2005 and subsequently notified the company that it would reject the sublease arrangement effective October 1, 2005. In order to minimize costs, the company purchased the Corydon facility for $4.5 million on October 11, 2005. The company recognized a $1.2 million expense during the three month period ended June 30, 2005, related to this facility which represents the company’s estimate of its ultimate net loss upon disposition.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST SIX MONTHS OF 2006 COMPARED TO 2005

GSW Inc. Acquisition

On April 3, 2006, we acquired GSW Inc. (“GSW”), a Canadian-based manufacturer which operates in two business segments: water heaters and building products. The water heating segment manufactures and markets water heaters sold in the U.S. and Canada through its American Water Heater Company (“American”) and GSW Water Heater subsidiaries. The addition of GSW to our existing water heater operations expands our share of the growing retail channel of the U. S. residential water heater market as well as increasing our presence in the Canadian residential water heater market. We are continuing to explore our strategic alternatives for the building products business and have engaged consultants and placed the building products business for sale. For accounting purposes, the building products business is reported as a discontinued operation. We expect to complete the sale by the end of this year.

Overall

Sales increased to a record $594.5 million, an increase of $156.8 million from sales of $437.7 million in the second quarter of 2005. Sales for the first half of 2006 were $1,053.7 million or $206.8 million higher than sales of $846.9 million in the same period last year. The GSW acquisition contributed $117.8 million to the sales increase in both the second quarter and first half of 2006. Improved residential and commercial water heater markets, significantly higher sales for the China water heater operation, increased electric motor sales to the HVAC and distribution markets and sales from the Yueyang Zhongmin (“Yueyang”) motor operation acquired in the fourth quarter of 2005, accounted for the remainder of the sales increase.

Our gross profit margin in the second quarter of 2006 increased to 21.3 percent from 19.2 percent in the same period last year. The gross profit margin for the first half of 2006 was 21.4 percent compared with 20.3 percent in the first six months of 2005. The improved margins were due primarily to higher unit volumes.

Selling, general and administrative (SG&A) expenses in the second quarter and first half of 2006 were higher than the same periods in 2005 by $25.5 million and $31.6 million, respectively. The increases are due to the GSW acquisition, higher selling and advertising costs in support of increased sales volumes and higher pension costs and corporate expenses.

Interest expense for the second quarter was $7.5 million or $4.0 million higher than the second quarter of 2005 due to additional debt related to the GSW acquisition. Interest expense for the first half of 2006 was $10.5 million or $3.6 million higher than the comparable period in 2005 as acquisition related financing costs were partially offset by the impact of lower debt levels in the first quarter of 2006.

Pension expense in the second quarter of 2006 was $3.1 million or $1.4 million higher than the second quarter of 2005. Pension expense for the first half of 2006 was $6.0 million or $3.4 million higher than the same period in 2005. Total pension expense for 2006 is projected to be $12.1 million. Pension expense associated with the GSW acquisition was $0.4 million in the second quarter and is projected to be $1.2 million for the nine months ending December 31, 2006.

Our effective tax rate increased from 28 percent in the first quarter of 2006 to 31.2 percent in the second quarter and was primarily due to the addition of GSW and the impact of this entity being located in the relatively high taxed countries of Canada and the United States. The effective tax rate in the second quarter of 2005 was 40.5 percent due to the non-deductibility of the restructuring charge for foreign operations recognized in that quarter. The effective tax rate for the first half of 2006 was 30 percent compared with 35.6 percent in the same period of 2005. The higher rate in 2005 was influenced by the aforementioned non-deductible foreign restructuring charge.

Net earnings in the second quarter of 2006 were $25.1 million or $.81 per share compared with $6.5 million or $.22 per share in the second quarter of 2005. Second quarter net earnings in 2006 included $0.2 million or $.01 per share for the Building Products business of GSW which is accounted for as a discontinued operation. Also included in the second quarter of 2006 was a $3.2 million after tax foreign currency gain associated with the GSW acquisition. This gain, which was recorded as other income, offset a first quarter loss on foreign currency contracts of approximately the same amount. Our 2005 second quarter net earnings were reduced by an after-tax charge of $7.9 million or $.26 per share for restructuring and other charges primarily related to the closing of our Bray, Ireland motor facility. Our net earnings for the first six months of 2006 were $40.6 million or $1.31 per share inclusive of the Building Products earnings mentioned previously. Our net earnings for the first six months of 2005 were $20.8 million or $.69 per share and were reduced by an after tax charge of $8.5 million or $.28 per share for restructuring and other charges.

Electrical Products

Second quarter sales for our Electrical Products segment were a record $254.1 million or $19.6 million higher than sales of $234.5 million in the same quarter of 2005. Year-to-date sales for this segment were $483.3 million or $41.7 million higher than the first half of 2005. The improvement in both the second quarter and first half of 2006 was the result of a new commercial hermetic program with an existing customer, the fourth quarter 2005 Yueyang acquisition, higher sales to the distribution market and price increases to offset higher raw material costs.

Operating earnings for our Electrical Products segment in the second quarter of 2006 were $16.6 million compared with earnings of $6.0 million in the second quarter of 2005 which were reduced by a $7.4 million pre-tax restructuring and other charges primarily related to the closure of our Bray, Ireland motor manufacturing facility. The improvement in operating earnings as adjusted for the 2005 restructuring was attributable to higher sales volumes and pricing as well as cost savings from production repositioning activities which more than offset higher costs for raw materials, freight and utilities. First half operating earnings in 2006 were $30.1 million and compared to 2005 first half earnings of $18.5 million which were reduced by pre-tax restructuring and other charges of $8.3 million.

Water Systems

Second quarter sales for our Water Systems segment were $342.9 million in 2006 or $138.9 million higher than 2005 second quarter sales of $204.0 million. Excluding $117.8 million of sales resulting from the addition of GSW, sales increased 10.3 percent reflecting strength in the residential and commercial markets and significantly higher sales for the China water heater facility. First half sales in 2006 were $574.3 million or $167.8 million higher than the same period in 2005 due mostly to the GSW acquisition and higher sales in China.

Operating earnings for our Water Systems segment were $33.2 million in the second quarter of 2006 or $14.4 million higher than earnings of $18.8 million in the same quarter of 2005. The improvement in earnings resulted from higher sales in the pre-acquisition water heater business and the addition of GSW. First half operating earnings in 2006 were $59.1 million or $19.4 million higher than earnings of $39.7 million in the same period of 2005.

Outlook

We expect continued strength in the pre-acquisition water heater business resulting from improved residential market penetration, a stronger commercial market segment and continued strength in China. Sales in China for Water Products are expected to exceed $110 million for the full year, compared with $86 million in 2005.

At Electrical Products, higher sales and profits in 2006 are expected to result from improved pricing, a new commercial hermetic program with an existing customer, and the fourth quarter 2005 Yueyang acquisition. In addition to the higher volume, earnings will continue to benefit from last year’s restructuring initiatives which included the closure of the company’s Bray, Ireland operation.

However, these positives will be partially offset by higher than expected steel and freight costs in the second half of the year at both of the company’s businesses. Accordingly, the company is maintaining its previous forecast for full year earnings of between $2.30 and $2.50 per share.

Liquidity & Capital Resources

Our working capital at June 30, 2006 was $390.6 million, $122.2 million greater than at December 31, 2005. The majority of the increase, $77.6 million including $17.1 million in cash, was due to the acquisition of GSW on April 3, 2006. The remainder of the increase resulted from $48.2 million higher accounts receivable balances, which were primarily sales-related increases in our Electrical Products company, and $16.1 million higher inventory balances, that were partially offset by a $48.4 million increase in accounts payable balances. In addition, a non-cash after tax increase of approximately $23.1 million in the value of derivative commodity contracts was recorded in the first six months of 2006. Finally, our working capital included $20.7 million associated with the Building Products company of GSW, which we have announced is for sale.

Cash provided by operating activities during the first six months of 2006 was $31.3 million compared with $50.7 million one year earlier. This decrease from the prior year is due primarily to an increase in working capital requirements. We are projecting cash provided by operating activities for the full year 2006, including cash provided by the GSW operations, to be approximately $100 million.

Our capital expenditures during the first half of 2006 totaled $24.8 million compared with $16.4 million one year ago. The increase is primarily associated with expenditures at GSW in the second quarter and higher spending in our pre-acquisition Water Systems segment. We are projecting 2006 capital spending, including capital spending for GSW, to be between $60 and $65 million, and in the same range as expected depreciation and amortization for the year. We believe that our present facilities and planned capital expenditures are sufficient to provide adequate capacity for our operations in 2006.

Our purchase of GSW in Canadian dollars was completed on April 3, 2006 for approximately $327 million US Dollar equivalent. The purchase was made with a combination of borrowings under our $425 million multi currency revolving credit facility, commercial paper and Canadian term notes, more fully described in our previous quarter’s Form 10-Q. As a result, our total debt increased $342 million from $169.3 million at December 31, 2005 to $511.3 million at June 30, 2006. Our leverage as measured by the ratio of total debt to total capitalization was 44%, up from 22% at the end of 2005 due to the GSW acquisition. We did not enter into any significant operating leases during the second quarter of 2006.

At June 30, 2006, we had available borrowing capacity of $96.4 million. We believe that the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

GSW operated a captive insurance company to provide product liability and general liability insurance to its subsidiary American. We have decided to cover American’s liability exposures with our existing insurance programs and all product liability claims for events which occurred prior to July 1, 2006 will be financed by the captive. To reduce exposure to interest rates, we sold the captive’s fixed income securities with longer maturities and purchased securities that have shorter maturities. The reinsurance company restricts the amount of capital which must be maintained by the captive. At June 30, 2006, the restricted amount was $37.2 million and is included in other non-current assets.

On July 11, 2006, our board of directors increased the regular quarterly dividend on our Common stock and Class A common stock from $.16 per share to $.17 per share, a 6% increase. The dividend is payable on August 15, 2006 to shareholders of record on July 31, 2006.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the evaluation of the impairment of goodwill and indefinite-lived intangible assets, as well as significant estimates used in the determination of liabilities related to warranty activity, product liability, and pensions. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience and trends, and in some cases, actuarial techniques. We constantly reevaluate these significant factors and adjustments are made when facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

Goodwill and Other Intangible Assets

In conformity with U.S. GAAP, goodwill and other intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. We perform impairment reviews for our reporting units using a fair-value method based on management’s judgments and assumptions. The fair value represents the estimated amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. We are subject to financial statement risk to the extent that goodwill and other intangible assets become impaired. Any impairment review is, by its nature, highly judgmental as estimates of future sales, earnings and cash flows are utilized to determine fair values. However, we believe that we have conducted thorough and competent valuations of goodwill and other intangible assets annually and that there has been no impairment.

Product warranty

Our products carry warranties that generally range from one to ten years and are based on terms that are generally accepted in the market. We provide for the estimated cost of product warranty at the time of sale. The product warranty provision is estimated based upon warranty loss experience using actual historical failure rates and estimated costs of product replacement. The variables used in the calculation of the provision are reviewed on a periodic basis. At times, warranty issues may arise which are beyond the scope of our historical experience. While our warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could differ significantly from those estimates. We provide for any such warranty issues as they become known and estimable. The allocation of the warranty liability between current and long-term is based on the expected warranty liability to be paid in the next year as determined by historical product failure rates.

Product liability

Due to the nature of our products, we are subject to product liability claims in the normal course of business. A substantial portion of these claims involve our Water Systems business, while such claims in our Electrical Products business have historically been limited. We maintain insurance to reduce or eliminate our risk. Most insurance coverage includes self-insured retentions that vary by business segment and by year. As of January 1, 2006, we maintained a self-insured retention of $5.0 million per occurrence with an aggregate insurance limit of $125.0 million per occurrence.

GSW insurance coverage includes self-insurance retentions that vary by business segment and by year. Effective April 3, 2006 GSW maintained a $25.0 million aggregate loss retention through self-insurance and captive insurance company coverage. GSW claims occurring on or after July 1, 2006 will be covered under the Company’s insurance program.

We establish product liability reserves for our self-insured retention portion of any known outstanding matters based on the likelihood of loss and our ability to reasonably estimate such loss. There is inherent uncertainty as to the eventual resolution of unsettled matters due to the unpredictable nature of litigation. We make estimates based on available information and our best judgment after consultation with appropriate experts. We periodically revise estimates based upon changes to facts or circumstances. Effective April 3, 2006, we also used an actuary to calculate reserves required for estimated incurred but not reported claims as well as to estimate the effect of adverse development of claims over time.

Pensions

We have significant pension benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumptions for the expected rate of return on plan assets is 8.75 percent in 2006, unchanged from 2005. The discount rate used to determine net periodic pension costs decreased from 6.0 percent in 2005 to 5.75 percent in 2006.

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

Recent Accounting Pronouncements

As described in Note 10 of this Form 10-Q, we adopted Statement of Financial Accounting Standards (“SFAS”) 123 (R), “Share-Based Payment”, effective January 1, 2006, using the modified-prospective transition method. Adoption of this statement had no impact on our financial position, statement of operations or cash flows at the date of adoption.

In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of calendar year 2007. Management is evaluating the requirements of FIN 48 and has not yet determined the impact on the consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

As is more fully described in our annual report on Form 10-K for the year ended December 31, 2005, we are exposed to various types of market risks, primarily currency and certain commodities. We monitor our risks in these areas on a continuous basis and generally enter into forward and futures contracts to minimize these exposures for periods of less than one year. Our company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The management of A. O. Smith Corporation, under the direction, supervision, and involvement of our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our chief executive officer and chief financial officer have concluded that these disclosure controls and procedures were adequate and effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within the organization.

Changes in internal controls

During the three month period ended June 30, 2006, the following changes in internal controls occurred at our company.

On April 1, 2006 our Electrical Products segment and our Water Systems segment both implemented new general ledger systems. Additionally, on April 3, 2006 we acquired GSW Inc. (“GSW”), a Canadian-based manufacturer of water heaters and building products. Our company’s management has not yet completed an evaluation of the effectiveness of internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission for the new general ledger systems described above or for the recently acquired GSW business.

Other than the items described above, there were no other significant changes in our internal controls over financial reporting or in other factors that could significantly affect our disclosure controls and procedures nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

Forward Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” or words of similar meaning and include earnings accretion and synergy forecasts. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this release. Factors that could cause such a variance include the following: significant volatility in raw material prices; competitive pressures on the company’s businesses; instability in the company’s electric motor and water products markets; difficulties associated with integrating acquired businesses and attaining projected synergies; adverse changes in general economic conditions; foreign currency fluctuations; and the potential that assumptions on which the company based its expectations, including those regarding the impact of purchase accounting, are inaccurate or will prove to be incorrect.

Forward-looking statements included in this filing are made only as of the date of this filing, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 6, 2006, the company mailed a proxy statement to its stockholders relating to the annual meeting of stockholders on April 10, 2006. The annual meeting included the election of directors and the ratification of Ernst & Young LLP as the independent registered public accounting firm of the company for 2006.

Directors are elected by a plurality of votes cast, by proxy or in person, with the holders voting as separate classes. A plurality of votes means that the nominees who receive the greatest number of votes cast are elected as directors. Consequently, any shares which are not voted, whether by abstention, broker nonvotes or otherwise, will have no effect on the election of directors.

For all other matters considered at the meeting, both classes of stock vote together as a single class, with the Class A Common Stock entitled to one vote per share and the Common Stock entitled to 1/10th vote per share. All such other matters are decided by a majority of the votes cast. On such other matters, an abstention will have the same effect as a “no” vote but, because shares held by brokers will not be considered to vote on matters as to which the brokers withhold authority, a broker nonvoter will have no effect on the vote.

1. Election of Directors

Class A Common Stock Directors	Votes For	Votes Withheld
Ronald D. Brown	8,405,797	7,841
Paul W. Jones	8,411,947	1,691
Robert J. O’Toole	8,405,797	7,841
Bruce M. Smith	8,411,767	1,871
Mark D. Smith	8,411,767	1,871
Gene C. Wulf	8,405,797	7,841

Common Stock Directors	Votes For	Votes Withheld
William F. Buehler	18,499,608	2,001,890
Idelle K. Wolf	20,008,876	492,623

2. Ratification of Ernst & Young LLP as Independent Registered Public Accounting Firm

Combined Class Vote	Votes For	Votes Against	Broker Abstentions
Class A Common Stock and Common Stock (1/10th vote)	10,442,155	19,748	1,885

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Refer to the Exhibit Index on page 28 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

August 3, 2006	/s/ John J. Kita
John J. Kita
Senior Vice President
Corporate Finance & Controller

August 3, 2006	/s/ Terry M. Murphy
Terry M. Murphy
Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
3(i)	Restated Certificate of Incorporation as amended on October 10, 2000.

3(ii)	By-laws as amended on April 11, 2006.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.