Form 10-Q
period 2006-09-30
SMITH A O CORP
filed 2006-10-31
CIK 91142

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ .

Class A Common Stock Outstanding as of September 30, 2006 — 8,275,190 shares

Common Stock Outstanding as of September 30, 2006 — 22,384,969 shares

Exhibit Index Page 26

Index

A. O. Smith Corporation

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

Three and Nine Months ended September 30, 2006 and 2005

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Water Products	$344.2	$199.0	$918.4	$605.5
Electrical Products	220.7	211.0	704.0	652.5
Inter-segment sales	(0.9)	(1.6)	(4.7)	(2.8)

Net Sales	564.0	408.4	1,617.7	1,255.2
Cost of products sold	448.6	327.4	1,276.8	1,002.0

Gross Profit	115.4	81.0	340.9	253.2
Selling, general and administrative expenses	82.8	59.7	237.2	182.5
Restructuring and other charges	2.8	3.0	6.1	12.5
Interest expense	7.3	3.2	17.8	10.0
Other expense - net	0.4	0.7	—	1.5

	22.1	14.4	79.8	46.7
Provision for income taxes	5.5	4.7	22.8	16.2

Earnings from continuing operations	16.6	9.7	57.0	30.5
Discontinued operations after tax	0.4	—	0.6	—

Net Earnings	$17.0	$9.7	$57.6	$30.5

Earnings per Common Share
Basic
Continuing operations	$0.55	$0.33	$1.88	$1.03
Discontinued operations	0.01	—	0.02	—

Net	$0.56	$0.33	$1.90	$1.03

Diluted
Continuing operations	$0.54	$0.32	$1.84	$1.01
Discontinued operations	0.01	—	0.02	—

Net	$0.55	$0.32	$1.86	$1.01

Dividends per Common Share	$0.17	$0.16	$0.49	$0.48

See accompanying notes to unaudited condensed consolidated financial statements

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2006 and December 31, 2005

(dollars in millions, except per share data)

	(unaudited) September 30, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$32.4	$24.0
Receivables	411.0	278.8
Inventories	299.6	225.4
Deferred income taxes	6.9	9.9
Other current assets	62.7	37.9
Current assets held for sale	18.8	—

Total Current Assets	831.4	576.0

Property, plant and equipment	898.6	805.2
Less accumulated depreciation	482.7	448.3

Net property, plant and equipment	415.9	356.9
Goodwill	480.2	313.0
Other intangibles	92.2	10.5
Deferred income taxes	11.0	3.4
Other assets	65.3	32.9

Total Assets	$1,896.0	$1,292.7

Liabilities
Current Liabilities
Trade payables	$302.5	$205.1
Accrued payroll and benefits	41.2	33.5
Accrued liabilities	61.9	44.8
Product warranty	32.0	17.3
Long-term debt due within one year	6.9	6.9
Current liabilities held for sale	3.8	—

Total Current Liabilities	448.3	307.6

Long-term debt	492.1	162.4
Pension liability	123.3	110.4
Other liabilities	164.2	99.4

Total Liabilities	1,227.9	679.8

Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 8,307,785	41.5	42.5
Common Stock, $1 par value: authorized 60,000,000 shares; issued 24,241,677	24.2	24.0
Capital in excess of par value	70.8	65.9
Retained earnings	718.7	675.9
Accumulated other comprehensive loss	(131.2)	(136.4)
Treasury stock at cost	(55.9)	(59.0)

Total Stockholders’ Equity	668.1	612.9

Total Liabilities and Stockholders’ Equity	$1,896.0	$1,292.7

See accompanying notes to unaudited condensed consolidated financial statements

PART 1—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Nine Months ended September 30, 2006 and 2005

(dollars in millions)

(unaudited)

	Nine Months Ended September 30
	2006	2005
Continuing
Operating Activities

Earnings from continuing operations	$57.0	$30.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	44.3	38.9
Net change in current assets and liabilities	(41.0)	59.5
Net change in other noncurrent assets and liabilities	1.5	5.7
Other	1.9	3.3

Cash Provided by Operating Activities	63.7	137.9

Investing Activities
Capital expenditures	(41.1)	(31.1)
Acquisition of businesses	(342.3)	—
Proceeds from sale of investments	53.3	—
Purchase of investments	(41.0)	—

Cash Used in Investing Activities	(371.1)	(31.1)

Financing Activities
Long-term debt incurred	328.1	—
Long-term debt retired	(4.4)	(72.8)
Other stock transactions	7.3	7.7
Dividends paid	(14.9)	(14.2)

Cash Provided by (Used in) Financing Activities	316.1	(79.3)

Discontinued
Cash Used by Operating Activities	(0.3)	—

Net increase in cash and cash equivalents	8.4	27.5
Cash and cash equivalents - beginning of period	24.0	25.1

Cash and Cash Equivalents - End of Period	$32.4	$52.6

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K.

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

The aggregate purchase price, net of $39.3 million of cash acquired, was $307.3 million. This was comprised of $339.3 million for the outstanding stock and $7.3 million of acquisition costs principally incurred in 2005 and included in other assets at December 31, 2005. In addition, $39.0 million of payments were made for change in control provisions and tax liabilities assumed.

2.	Acquisition (continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The company is in the process of finalizing third-party appraisal of property, plant and equipment and valuation of certain intangible assets and, therefore, the allocation of the purchase price is subject to refinement. The non-deductible goodwill has been recorded within the Water Products segment. Of the $82.2 million of acquired intangible assets, $41.3 million was assigned to indefinite-lived trademarks that are not subject to amortization and $40.9 million was assigned primarily to customer lists which have amortization periods ranging from 10—25 years.

April 3, 2006 (dollars in millions)
Current assets, net of cash acquired	$153.7
Current assets held for sale	18.3
Property, plant and equipment	60.8
Intangible assets	82.2
Goodwill	165.8
Other assets	44.5

Total assets acquired	525.3
Current liabilities	133.8
Current liabilities held for sale	4.4
Long-term liabilities	79.8

Total liabilities assumed	218.0

Net assets acquired	$307.3

The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations have been included in the company’s financial statements from the April 3, 2006 date of acquisition.

The pro forma unaudited results of operations for the nine month periods ended September 30, 2006 and 2005, respectively, assuming consummation of the purchase as of January 1, 2005, are as follows (dollars in millions except per share data):

	Nine months ended September 30,
	2006	2005
Net sales	$1,747.2	$1,602.7
Earnings from continuing operations	61.0	49.7
Net earnings	61.3	50.6
Earnings per common share:
Basic
Continuing operations	$2.01	$1.68
Discontinued operations	0.01	0.03

Net	$2.02	$1.71

Diluted
Continuing operations	$1.97	$1.65
Discontinued operations	—	0.03

Net	$1.97	$1.68

2.	Acquisition (continued)

The pro forma results have been prepared for informational purposes only and include adjustments for depreciation expense of acquired plant and equipment, amortization of intangible assets other than goodwill and trademarks, increased interest expense on acquisition debt, and certain other adjustments, together with related income tax effects of such adjustments. Anticipated efficiencies from the consolidation of manufacturing and commercial activities and anticipated lower material costs related to the consolidation of purchasing have been excluded from the pro forma operating results. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchase been made as of the beginning of the periods presented or of the results of operations that may occur in the future.

3.	Inventories (dollars in millions)

	September 30, 2006	December 31, 2005
Finished products	$190.4	$145.9
Work in process	62.0	48.5
Raw materials	102.2	86.0

	354.6	280.4
LIFO reserve	55.0	55.0

	$299.6	$225.4

4.	Goodwill

Changes in the carrying amount of goodwill during the nine month period ended September 30, 2006 consisted of the following (dollars in millions):

	Water Products	Electrical Products	Total
Balance at December 31, 2005	$67.2	$245.8	$313.0
Acquisition of business (see Note 2)	165.8	—	165.8
Foreign currency translation	1.4	—	1.4

Balance at September 30, 2006	$234.4	$245.8	$480.2

5.	Restricted Marketable Securities

As described in Note 2, the company acquired GSW. GSW operated a captive insurance company to provide product liability and general liability insurance to its subsidiary American. The company has decided to cover American’s prospective liability exposures with its existing insurance programs and all product liability claims for events which occurred prior to July 1, 2006 will be financed by the captive. The reinsurance company restricts the amount of capital which must be maintained by the captive and this restricted amount is $37.3 million at September 30, 2006. The $37.3 million of restricted marketable securities are included in other assets on the company’s balance sheet at September 30, 2006.

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

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents the company’s warranty liability activity for the nine-months ended September 30, 2006 and 2005, respectively:

	2006	2005
Balance at January 1	$52.4	$59.8
GSW balance acquired (see Note 2)	38.3	—
Expense	40.2	20.6
Claims settled	(35.4)	(28.0)

Balance at September 30	$95.6	$52.4

Warranty expense for the nine months ended September 30, 2005 included a net $5.6 million favorable adjustment at the Water Products segment resulting from a change in estimate due to a change in customer return policies partially offset by steel cost increases.

8.	Comprehensive Earnings (dollars in millions)

The company’s comprehensive earnings are comprised of net earnings, foreign currency translation adjustments, and realized and unrealized gains and losses on cash flow derivative instruments.

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net earnings	$17.0	$9.7	$57.6	$30.5

Other comprehensive earnings (loss):	2.1	0.6	(5.4)	(0.4)
Foreign currency translation adjustments
Unrealized net gains (losses) on cash flow derivative instruments less related income tax provision (benefit): 2006 - $(5.9) & $6.8, 2005 – $1.2 & $(0.4)	(9.3)	1.9	10.6	(0.7)

Comprehensive earnings	$9.8	$12.2	$62.8	$29.4

9.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Denominator for basic earnings per share - weighted average shares	30,449,372	29,796,386	30,375,249	29,580,565
Effect of dilutive stock options	585,025	498,673	631,641	564,752

Denominator for diluted earnings per share	31,034,397	30,295,059	31,006,890	30,145,317

10.	Stock-Based Compensation

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

Prior to the adoption of SFAS 123(R), the company followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” which encouraged, but did not require companies to record compensation cost for stock-based employee compensation plans at fair value. Prior to the adoption of SFAS 123(R), the company accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the number of shares were fixed and the exercise price of the stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized. Had compensation cost been determined based upon the fair value at the grant date for stock option awards under the plan based on the provisions of SFAS No. 123, the company’s pro forma earnings and earnings per share for the three and nine month periods ended September 30, 2005, respectively would have been as follows:

(dollars in millions, except per share amounts)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Earnings:
As reported	$9.7	$30.5
Add: Stock-based employee compensation expense recorded for non-vested stock awards, net of tax	0.3	1.1
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(0.5)	(1.6)

Pro forma	$9.5	$30.0

Earnings per share:
As reported:
Basic	$0.33	$1.03
Diluted	0.32	1.01
Pro forma:
Basic	$0.32	$1.01
Diluted	0.32	1.00

10.	Stock-Based Compensation (continued)

Total stock based compensation cost recognized in the three month period ended September 30, 2006 and 2005 was approximately $823,000 and $622,000, respectively. Total stock based compensation cost recognized in the nine month period ended September 30, 2006 and 2005 was approximately $2,575,000 and $1,858,000, respectively. Stock based compensation cost attributable to stock options in the three and nine month periods ended September 30, 2006 was approximately $216,000 and $676,000, respectively. As described above, no stock option expense was recognized for the respective three and nine month periods ended September 30, 2005.

Stock Options

The company adopted the A. O. Smith Combined Executive Incentive Compensation Plan (the “plan”) effective January 1, 2002. The plan superseded and replaced two predecessor incentive compensation plans. The plan provides for the issuance of 1.5 million stock options at exercise prices equal to the fair value of Common Stock on the date of grant. Additionally, any shares that would have been available for stock option grants under either of the predecessor plans, if such plans were in effect, will be available for granting of stock option awards under the plan. The stock options granted in the nine month period ended September 30, 2006, have three year pro rata vesting. Of the 131,300 stock options granted in 2005, 26,900 become exercisable one year from date of grant and 104,400 have three year pro rata vesting. For active employees, all options granted in 2006 and 2005 expire ten years after date of grant. The number of shares available for granting of options at September 30, 2006, was 275,550.

Changes in option shares, all of which are Common Stock, were as follows for the nine months ended September 30, 2006:

	Weighted-Avg. Per Share Exercise Price	Nine Months Ended September 30, 2006	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006	$22.75	1,920,850
Granted	36.03	18,000
Exercised	22.70	(460,700)
Terminated	—	—

Outstanding at September 30, 2006	$22.93	1,478,150	6 years	$24,389,475

Exercisable at September 30, 2006	$21.72	1,166,650	8 years	$20,661,372

10.	Stock-Based Compensation (continued)

The weighted-average fair value per option at the date of grant during the nine months ended September 30, 2006 and 2005, using the Black-Scholes option-pricing model, was $12.94 and $10.97, respectively. Assumptions were as follows:

	Nine Months Ended September 30,
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

Non-vested stock

Participants may also be awarded shares of non-vested stock under the plan. The company granted 21,000 and 18,000 shares of non-vested Common Stock under the plan in the nine month periods ended September 30, 2006 and 2005, respectively. The restricted shares were valued at approximately $757,000 and $414,000 at the date of issuance in 2006 and 2005, respectively, based on the company’s stock price at the date of grant and will be recognized as compensation expense ratably over the three-year vesting period. Non-vested stock compensation expense of approximately $607,000 and $622,000 was recognized in the three month period ended September 30, 2006 and 2005, respectively. Non-vested stock compensation expense of approximately $1,899,000 and $1,858,000 was recognized in the nine month period ended September 30, 2006 and 2005, respectively.

A summary of non-vested stock activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Outstanding at January 1, 2006	382,100	$27.67
Granted	21,000	36.03

Outstanding at September 30, 2006	403,100	28.11

11.	Pensions (dollars in millions)

The following table presents the components of the company’s net pension expense.

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Service cost	$2.3	$2.3	$7.7	$7.0
Interest cost	12.0	11.7	34.9	35.0
Expected return on plan assets	(15.3)	(15.3)	(45.2)	(46.0)
Amortization of net actuarial loss	3.7	2.5	11.0	7.4
Amortization of prior service cost	0.1	0.1	0.4	0.4

Defined benefit plan expense	$2.8	$1.3	$8.8	$3.8

The company has made contributions of approximately $2.0 million in 2006 for two defined benefit plans acquired from GSW.

12.	Operations by Segment (dollars in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net sales
Water Products	$344.2	$199.0	$918.4	$605.5
Electrical Products	220.7	211.0	704.0	652.5
Inter-Segment Sales	(0.9)	(1.6)	(4.7)	(2.8)

	$564.0	$408.4	$1,617.7	$1,255.2

Operating earnings
Water Products	$29.2	$14.5	$88.3	$54.1
Electrical Products (1)	8.7	11.6	38.8	30.1
Inter-segment earnings	—	—	(0.1)	—

	37.9	26.1	127.0	84.2
Corporate expenses (2)	(8.5)	(8.5)	(29.4)	(27.5)
Interest expense	(7.3)	(3.2)	(17.8)	(10.0)

Earnings before income taxes	22.1	14.4	79.8	46.7
Provision for income taxes	(5.5)	(4.7)	(22.8)	(16.2)

Earnings from continuing operations	$16.6	$9.7	$57.0	$30.5

_________________
(1) includes pre-tax restructuring and other charges of:	$2.8	$3.0	$5.8	$11.3
(2) includes pre-tax restructuring and other charges of:	$—	$—	$0.3	$1.2

13.	Restructuring and Other Charges

Electrical Products Restructuring and Other Costs

In 2005, Electrical Products announced their intention to close the motor operation in Bray, Ireland which supplied large commercial hermetic motors to European air conditioning and refrigeration customers. Pre-tax restructuring and related charges of $7.0 million were recognized in 2005 related to the Bray plant closure. No tax deduction is available in Ireland for restructuring costs and no additional charges have been recognized in 2006 related to the Bray plant closure. The Bray closure was substantially complete as of June 30, 2005.

In 2005 the company announced an additional restructuring initiative associated with product repositioning programs at its domestic motor plants. Restructuring and related charges of $5.4 million were recognized in 2005 for the domestic repositioning activities.

An additional $2.6 million and $5.0 million of expense was recognized in the three and nine month periods ended September 30, 2006, respectively, for the continued domestic repositioning activities. The majority of the charge in the third quarter is related to the closure of our McMinnville, Tenn., motor fabrication plant which is expected to be completed by the end of the year. A portion of the domestic repositioning activities announced as of September 30, 2006 will continue into 2007.

Additionally, Electrical Products recognized an asset impairment charge of approximately $0.2 and $0.8 million during the three and nine month periods ended September 30, 2006. These charges, which relate to two idle manufacturing facilities that are held for sale, were recorded to reflect the carrying value of the two properties at their estimated net realizable value.

The following table presents an analysis of the company’s Electrical Products restructuring reserve as of and for the nine month period ended September 30, 2006 (dollars in millions):

	Severance Costs	Lease Cancellation Costs	Asset Impairment	Other	Total
Balance at December 31, 2005	$1.2	$1.5	$0.5	$—	$3.2
Expense recognized	2.6	—	2.8	0.4	5.8
Cash payments	(2.4)	(1.4)	(0.2)	(0.3)	(4.3)

Balance at September 30, 2006	$1.4	$0.1	$3.1	$0.1	$4.7

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF 2006 COMPARED TO 2005

Sales were $564.0 million in the third quarter of 2006, or 38 percent higher than in last year’s third quarter. Sales for the first nine months of the year were $1.62 billion or 29 percent higher than sales of $1.26 billion in the same period last year. Sales in the third quarter increased $155.6 million and included sales of $118.0 million from our GSW acquisition made on April 3, 2006. Sales for the first nine months increased $362.5 million and included combined second and third quarter sales from the GSW acquisition of $235.9 million. Excluding the acquisition of GSW, improved residential and commercial water heater markets, significantly higher sales for the China water heater operations, sales from our Yueyang Zhongmin motor operation acquired in the fourth quarter of 2005 and improved pricing to offset higher raw material costs, accounted for the remainder of the increase in sales in both the third quarter and first nine months. Lower unit volumes at Electrical Products reduced third quarter sales.

For the third quarter of 2006 our gross profit margin increased to 20.5 percent from 19.8 percent in the third quarter of 2005. For the first nine months of 2006 our gross profit margin increased to 21.1 percent from 20.2 percent in the comparable period last year. For both periods, the higher margin was the result of improved performance in the company’s legacy water heater business.

Selling, general and administrative (SG&A) expenses in the third quarter and first nine months of 2006 were higher than the same periods in 2005 by $23.1 million and $54.7 million, respectively. The third quarter and year-to-date increase in SG&A is due to the GSW acquisition, higher selling and administrative costs in support of increased sales volumes, including the Chinese water heater operation, and higher pension expense. SG&A as a percentage of sales has remained fairly consistent on both a quarterly and year-to-date basis at approximately 14.7 percent.

Pension expense in the third quarter of 2006 was $2.8 million or $1.5 million higher than the third quarter of 2005. Pension expense for the first nine months of 2006 was $8.8 million or $5.0 million higher than the same period in 2005. Total pension expense for 2006 is projected to be $11.8 million. Pension expense associated with the GSW acquisition was $0.4 million and $0.8 million in the third quarter and year-to-date, respectively, and is projected to be $1.2 million for the nine months ending December 31, 2006.

Interest expense for the third quarter was $7.3 million or $4.1 million higher than the third quarter of 2005 due to additional debt related to the GSW acquisition. Interest expense for the first nine months of 2006 was $17.8 million or $7.8 million higher than the comparable period in 2005 due to acquisition-related finance costs.

Our effective tax rate declined from 32.6 percent in the third quarter of 2005 to 25.0 percent in the third quarter of 2006 while the nine month rate dropped from 34.6 percent in 2005 to 28.6 percent in 2006. The lower effective rate in the third quarter of 2006 was primarily the result of lower taxed foreign earnings comprising a larger portion of our total earnings in 2006 than 2005. Additionally, we recognized a $0.5 million favorable tax adjustment for prior year true-up recognized upon filing our U.S. tax return. The nine month rate in 2005 was higher than the 2006 year-to-date rate due to the non-deductability of restructuring charges for foreign operations. Additionally, the lower year-to-date rate in 2006 was due to a higher proportion of lower taxed foreign earnings in 2006.

Net earnings in the third quarter of 2006 were $17.0 million or $.55 per share compared with $9.7 million or $.32 per share in the third quarter of 2005. Third quarter net earnings in 2006 included $0.4 million or $.01 per share for the Building Products business of GSW which is being accounted for as a discontinued operation. Our net earnings for the first nine months of 2006 were $57.6 million or $1.86 per share inclusive of $0.6 million or $.02 per share for Building Products earnings. Our net earnings for the first nine months of 2005 were $30.5 million or $1.01 per share and were reduced by an after tax charge of $10.5 million or $.35 per share for restructuring and other charges.

Water Products

Third quarter sales for our Water Products segment were $344.2 million in 2006 or $145.2 million higher than 2005 third quarter sales of $199.0 million. Excluding $118.0 million of sales resulting from the addition of GSW, sales increased 13.7 percent, reflecting strength in the residential and commercial markets, a residential pre-buy in advance of an announced price increase and significantly higher sales for the China water heater facility. Year-to-date sales in 2006 were $918.4 million or $312.9 million higher than the same period in 2005 due to the GSW acquisition, higher sales in China, and strength in the residential and commercial markets.

Operating earnings for our Water Products segment were $29.2 million in the third quarter of 2006 or $14.7 higher than earnings of $14.5 million in the same quarter of 2005. The improvement in earnings resulted from higher sales in the pre-acquisition water heater business and the addition of GSW. Year-to-date earnings in 2006 were $88.3 million or $34.2 million higher than earnings of $54.1 million in the same period of 2005 as a result of the addition of GSW, stronger commercial and residential markets and an increase in China.

Electrical Products

Third quarter sales for our Electrical Products segment were $220.7 million or 4.6 percent higher than sales of $211.0 million in the same quarter of 2005. Year-to-date sales for this segment were $704.0 million or $51.5 million higher than the same period in 2005. The improvement in both the third quarter and year-to-date was due primarily to price increases to offset higher raw material costs and the fourth quarter 2005 Yueyang acquisition. Unit volumes were lower in the third quarter of 2006 compared with the prior year.

Operating earnings for our Electrical Products segment in the third quarter of 2006 were $8.7 million and compared with $11.6 million in the third quarter of 2005. The decline in earnings resulted from lower unit volumes. Year-to-date operating earnings were $38.8 million compared with $30.1 million in 2005. The nine month earnings in 2006 included pre-tax repositioning charges of $5.8 million compared with $11.3 million of pre-tax restructuring and other charges in 2005.

Outlook

We expect continued strength in both our North American commercial and Chinese water heater businesses. We are also pleased with the progress we are making with the integration of GSW and are enthused about the prospects for the combined business. However, because of near-term weakness in residential markets and continued pressure from raw material costs in both businesses, we are narrowing our 2006 forecast of earnings to between $2.30 and $2.40 per share.

Liquidity & Capital Resources

Our working capital at September 30, 2006 was $383.1 million, $114.7 million greater than at December 31, 2005. A portion of the increase, $55.7 million, was due to the acquisition of GSW, Inc. on April 3, 2006. The remainder of the increase resulted from $38.8 million higher accounts receivable balances at both businesses and $29.2 million higher inventory balances primarily at our Electrical Products company, that were partially offset by a $42.0 million increase in accounts payable balances. In addition, a non-cash increase of approximately $16.7 million in the fair value of derivative commodity contracts was recorded in other current assets in 2006. Finally, our working capital at September 30, 2006 included $15.0 million associated with the Building Products company of GSW, which we have announced is for sale.

Cash provided by operating activities during the first nine months of 2006 was $63.7 million compared with $137.9 million one year earlier. This decrease from the prior year is due primarily to an increase in working capital requirements. We are projecting cash flow for the full year 2006, including cash provided by the GSW operations, to be approximately $100 million before capital expenditures.

Our capital expenditures during the first nine months of 2006 totaled $41.1 million compared with $31.1 million one year ago. The increase is primarily associated with higher spending in our Water Products segment (including GSW). We are projecting 2006 capital spending, including capital spending for GSW, to be approximately $65 million, and in the same range as expected depreciation and amortization for the year. We believe that our present facilities and planned capital expenditures are sufficient to provide adequate capacity for our operations in 2006.

Our purchase of GSW, Inc. stock in Canadian dollars was completed on April 3, 2006 for $339.3 million US Dollar equivalent. The purchase was made with a combination of borrowing under our $425 million multi-currency revolving credit facility, commercial paper and Canadian term notes, more fully described in our first quarter 2006 Form 10-Q. As a result, our total debt increased $329.7 million from $169.3 million at December 31, 2005 to $499.0 million at September 30, 2006. In turn, our leverage as measured by the ratio of total debt to total capitalization was 43%, up from 22% at the end of 2005. We did not enter into any significant operating leases during the third quarter of 2006.

At September 30, 2006, we had available borrowing capacity of $108.8 million. We believe that the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

GSW, Inc. operated a captive insurance company to provide product liability and general liability insurance to its subsidiary, American Water Heater Company. We have decided to cover American’s liability exposures with our existing insurance programs and operate the captive in run-off effective July 1, 2006. To reduce exposure to interest rates, we sold the captive’s fixed income securities with longer maturities and purchased securities that have shorter maturities. The reinsurance company restricts the amount of capital which must be maintained by the captive. At September 30, 2006 the restricted amount was $37.3 million and is included in other non-current assets.

On October 9, 2006, our board of directors declared a regular quarterly dividend on our Common Stock and Class A Common Stock of $.17 per share. The dividend is payable on November 15, 2006 to shareholders of record on October 31, 2006.

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

Goodwill and Indefinite-lived Intangible Assets

In conformity with U.S. GAAP, goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. We perform impairment reviews for our reporting units using a fair-value method based on management’s judgments and assumptions. The fair value represents the estimated amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. We are subject to financial statement risk to the extent that goodwill and indefinite-lived intangible assets become impaired. Any impairment review is, by its nature, highly judgmental as estimates of future sales, earnings and cash flows are utilized to determine fair values. However, we believe that we conduct annual thorough and competent valuations of goodwill and indefinite-lived intangible assets and that there has been no impairment.

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

Product liability

Due to the nature of our products, we are subject to product liability claims in the normal course of business. A substantial portion of these claims involve our Water Products business, while such claims in our Electrical Products business have historically been limited. We maintain insurance to reduce or eliminate our risk. Most insurance coverage includes self-insured retentions that vary by business segment and by year. As of January 1, 2006, we maintained a self-insured retention of $5.0 million per occurrence with an aggregate insurance limit of $125.0 million per occurrence.

GSW insurance coverage includes self-insurance retentions that vary by business segment and by year. Effective April 3, 2006 GSW maintained a $25.0 million aggregate loss retention through self-insurance and captive insurance company coverage. GSW claims occurring on or after July 1, 2006 are covered under the Company’s insurance program.

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

The discount rate assumptions used to determine future pension obligations at December 31, 2005 were based on the Hewitt Yield Curve (HYC), which was designed by Hewitt Associates to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The HYC is a hypothetical double A yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the HYC is required to have a rating of Aa or better by Moody’s Investor Service, Inc. or a rating of AA or better by Standard & Poor’s. Prior to using the HYC rates, the discount rate assumptions for pension expense in 2005, 2004 and 2003 and the future pension obligations at December 31, 2004 were based on investment yields available on AA rated long-term corporate bonds. The discount rates determined on the basis described above were 5.75 percent at December 31, 2005 and 6.00 percent at December 31, 2004. We will continue to evaluate our actuarial assumptions at least annually, and we will adjust the assumptions as necessary.

Lowering the expected long-term rate of return on assets by 25 basis points would increase our net pension expense for 2006 by approximately $1.8 million. Lowering the discount rate by 25 basis points would increase our 2006 net pension expense by approximately $1.5 million.

Recent Accounting Pronouncements

As described in Note 10 of this Form 10-Q, we adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment”, effective January 1, 2006, using the modified-prospective transition method. Adoption of this statement had no impact on our financial position, statement of operations or cash flows at the date of adoption.

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

In September 2006, the FASB issued SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132 (R).” SFAS 158 requires that the company recognize the overfunded or underfunded status of its defined benefit and retiree medical plans as an asset or liability in the 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. Based on information as of December 31, 2005, the company estimates that the impact of adopting SFAS 158 will result in an approximate $25 million increase in pension liability, a $10 million increase in deferred tax assets and a corresponding $15 million increase in accumulated other comprehensive loss, with no impact to the statements of earnings or cash flows.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The management of A. O. Smith Corporation, under the direction, supervision, and involvement of our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, our chief executive officer and chief financial officer have concluded that these disclosure controls and procedures were adequate and effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within the organization.

Changes in internal controls

During the nine month period ended September 30, 2006, the following changes in internal controls occurred at our company.

On April 1, 2006 our Electrical Products segment and our Water Products segment both implemented new general ledger systems. Additionally, on April 3, 2006 we acquired GSW Inc. (“GSW”), a Canadian-based manufacturer of water heaters and building products. Our company’s management has not yet completed an evaluation of the effectiveness of internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission for the new general ledger systems described above or for the recently acquired GSW business.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters previously reported in Part 1, Item 3 and Note 13 of the Notes to Consolidation Financial Statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Refer to the Exhibit Index on page 26 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

October 31, 2006	/s/ John J. Kita
John J. Kita
Senior Vice President
Corporate Finance & Controller

October 31, 2006	/s/ Terry M. Murphy
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