Form 10-K
period 2006-12-31
SMITH A O CORP
filed 2007-02-16
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 1-475

(Exact of registrant as a specified in its charter)

Delaware	39-0619790
(State of Incorporation)	(I.R.S. Employer Identification No.)

11270 West Park Place, Milwaukee, Wisconsin	53224-9508
(Address of Principal Executive Office)	(Zip Code)

(414) 359-4000

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Shares of Stock Outstanding January 31, 2007	Name of Each Exchange on Which Registered

Class A Common Stock (par value $5.00 per share)	8,273,585	Not listed

Common Stock (par value $1.00 per share)	22,439,060	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                       ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)         ☐Yes    ☑No

The aggregate market value of voting stock held by non-affiliates of the registrant was $9,186,319 for Class A Common Stock and $936,131,532 for Common Stock as of June 30, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

1.

Portions of the company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference in Part III).

A. O. Smith Corporation

Index to Form 10-K

Year Ended December 31, 2006

PART 1

ITEM 1 - BUSINESS

We are a leading manufacturer of water heating equipment and electric motors, serving a diverse mix of residential, commercial and industrial end markets principally in the United States with a growing international presence. Our company is comprised of two operating segments: Water Products and Electrical Products. Our Water Products business manufactures and markets a comprehensive line of residential gas and electric water heaters, standard and specialty commercial water heating equipment, high-efficiency copper-tube boilers, and water systems tanks. Our Electrical Products business manufactures and markets a comprehensive line of hermetic motors, fractional horsepower alternating current (AC) and direct current (DC) motors, and integral horsepower motors. In 2006, we had net sales of approximately $2.2 billion, with 58 percent attributable to our Water Products business and 42 percent attributable to our Electrical Products business.

The following table summarizes our sales by operating segment. This segment summary and all other information presented in this section should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, which appear elsewhere in this document.

	Years Ended December 31 (dollars in millions)

	2006	2005	2004	2003	2002
Water Products	$1,260.8	$833.3	$792.4	$706.1	$678.7

Electrical Products	905.9	861.0	860.7	824.6	790.4

Inter-segment sales	(5.4)	(5.1)	--	--	--

Total Operations	$2,161.3	$1,689.2	$1,653.1	$1,530.7	$1,469.1

WATER PRODUCTS

Our Water Products business had sales in 2006 of $1.26 billion, which were 51 percent or $428 million higher than in 2005. The higher sales were primarily the result of the acquisition of GSW Inc. (GSW), a Canadian water heating company acquired on April 3, 2006 for approximately $340 million in cash. GSW, the parent of American Water Heater Company (American) based in Johnson City, TN and GSW Water Heating of Fergus, Ontario, Canada, added sales of $361 million in the last nine months of 2006. Our Chinese operation, reflecting growth of 40% in 2006, added $35 million in sales. The balance of the sales growth resulted from modestly higher unit volumes and improved pricing.

We serve residential, commercial and industrial end markets with a broad range of products, including:

Residential gas and electric water heaters. Our residential water heaters come in sizes ranging from two-gallon (point-of-use) models to 120-gallon appliances with varying efficiency ranges. We offer traditional atmospheric water heaters as well as direct-vented and power-vented models for today’s energy efficient homes. North American residential water heater sales in 2006 were approximately $900 million or just over 70 percent of segment revenues.

Standard commercial water heaters. Our gas, oil and electric water heaters come in capacities ranging from 6 gallons to 130 gallons and are used by customers who require a consistent, economical source of hot water. Typical applications include restaurants, hotels and motels, laundries, car washes and small businesses.

A significant portion of our Water Products business is derived from the replacement of existing product and it is believed that the sale of product to the residential new housing construction market represents approximately 15 percent of the segment's total sales. Our Water Products business also manufactures and markets specialty commercial water heaters, copper-tube boilers, expansion tanks and related products and parts.

We are the largest manufacturer and marketer of water heaters in North America and we have a leading share in both the residential and commercial segments of the market. In the commercial segment, we believe our comprehensive product line gives us a competitive advantage in this higher-margin segment of the water heating industry. As the leader in the residential water heating segment, we offer an extensive line of high-efficiency gas and electric models.

Our Water Products wholesale distribution channel includes more than 1,150 independent wholesale plumbing distributors with more than 6,300 selling locations serving residential, commercial and industrial markets. We also sell our residential water heaters through the retail channel. In this channel, our customers include five of the seven largest national hardware and home center chains, including long-standing private label relationships with both Lowes and Sears, Roebuck and Co.

We entered the Chinese water heater market through a joint venture in 1995, buying out our partner three years later. Since that time, we have been aggressively expanding our presence while building brand recognition in the Chinese residential and commercial markets. In 2006 the company generated sales of $121 million, an increase of 40%, compared with 2005.

Our principal domestic water heating competitors include Rheem Manufacturing Company, Inc., Bradford-White Corporation and Lochinvar Corporation. The company’s primary competitors in China are Haier Appliances, a Chinese company, and Ariston, a subsidiary of Indesit Company of Italy, as well as numerous other Chinese private and state-owned water heater and boiler manufacturing companies.

ELECTRICAL PRODUCTS

Sales of $906 million in our Electrical Products segment were five percent higher than in 2005. The sales improvement was due to improved pricing and the November 2005 acquisition of the Yueyang Special Electrical Machinery Co., Ltd. (Yueyang) commercial motor business in China which more than offset lower unit volumes.

We are one of the three largest manufacturers of electric motors in North America, having manufactured approximately 40 million electric motors in 2006. We offer a comprehensive line of hermetic motors, fractional horsepower AC and DC motors, and integral horsepower motors, ranging in size from sub-fractional C-frame ventilation motors up to 500 horsepower hermetic and 400 horsepower integral motors. We believe our extensive product offerings give us an advantage in our targeted markets, often allowing us to serve all of our customer’s electric motor needs.

Our motors are used in a wide range of targeted residential, commercial and industrial applications, including: hermetic motors that are sold worldwide to manufacturers of air conditioning and commercial refrigeration compressors; fractional horsepower fan motors used in furnaces, air conditioners and blowers; fractional horsepower motors for pumps for home water systems, swimming pools, hot tubs and spas; fractional horsepower motors used in other consumer products (such as garage door openers); and integral horsepower AC and DC motors for industrial and commercial applications. Sales to the heating, ventilating, air conditioning and refrigeration market account for approximately 50 percent of segment sales. Approximately 85 percent of our 2006 segment sales were to OEMs in a diverse mix of industries, with the remainder of sales directed to the aftermarket or distribution channels. We believe that more than 25 percent of our total segment sales were attributable to products used outside of the United States. A significant portion of our Electrical Products business is derived from the replacement of existing product and it is believed that the sale of product to the residential new housing construction market represents less than 30 percent of the segment's total sales.

To remain a leader in this highly competitive industry, we are committed to being a low-cost supplier of electric motors. We were one of the first motor manufacturers to identify the cost-reduction potential of Mexican operations, and today we manufacture a majority of our electric motors in our 16 Mexican motor facilities. Earlier in this decade, we undertook initiatives to accelerate cost-reduction in our motor operations to enhance our competitive position. These initiatives included the closure of four domestic plants, three of which were closed in 2003, and the transfer of production to our lower cost operations in Mexico and China. In 2005 we closed our facility in Bray, Ireland and closed or downsized several other U.S. based facilities. The company took a pretax charge for the closure of the Bray facility of $7.0 million, and $5.4 million for the additional repositioning actions. In 2006 we recognized a pretax charge of $8.9 million primarily related to the closure of our McMinnville, TN plant scheduled for completion in early 2007 and the fourth quarter closure of our motor operation in Taizhou, China. We will continue to optimize our operations in Mexico and China by transferring production from higher to lower cost operations.

In December 2002, we acquired the Jiangsu Changheng Group Co. Ltd (Changheng), of Changzhou, and Taizhou, China. While Changheng has an existing customer base in China, the primary purpose of the Changheng acquisition was to further expand our ability to manufacture products for the U. S. market. In November 2003, we acquired Taicang Special Motor Co., Ltd. (Taicang), of Suzhou, China, a manufacturer of hermetic motors for commercial air conditioning equipment. Taicang currently serves the Chinese operations of a number of North American air conditioning companies and enhances our position in the global hermetic motor market. In November of 2005, we completed our fourth motor acquisition in China with the purchase of Yueyang. Located in Hunan Province, Yueyang, with more than $20 million in annual sales in China, manufactures large hermetic motors used in commercial air conditioning applications.

Our principal competitors in the electric motor industry are Emerson Electric Co. and Regal Beloit Corporation. A number of other companies, such as Fasco Motors (a subsidiary of Tecumseh Products), Baldor Electric and Jakel Incorporated, compete with us in specific segments of the electric motor market.

RAW MATERIAL

Raw materials for our manufacturing operations, which consist primarily of steel, copper and aluminum, are generally available from several sources in adequate quantities. We typically hedge a portion of our annual copper and aluminum purchases to protect against price volatility.

SEASONALITY

There is no significant seasonal pattern to our consolidated quarterly sales and earnings.

RESEARCH AND DEVELOPMENT, PATENTS and TRADEMARKS

In order to improve competitiveness by generating new products and processes, we conduct research and development at our Corporate Technology Center in Milwaukee, Wisconsin, as well as at our operating units. Total expenditures for research and development in 2006, 2005 and 2004 were $42.3, $36.0 and $35.9 million, respectively.

We own and use in our businesses various trademarks, trade names, patents, trade secrets and licenses. While a number of these are important to us, we do not consider a material part of our business to be dependent on any one of them.

EMPLOYEES

Our company and its subsidiaries employed approximately 18,000 employees as of December 31, 2006.

BACKLOG

Due to the short-cycle nature of our businesses, none of our operations sustain significant backlogs.

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

FOREIGN SALES

Total U.S. export sales from our operations were $106, $102 and $106 million in 2006, 2005 and 2004, respectively.

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

We sell all of our products in highly competitive markets. We compete in each of our targeted markets based on product design, quality of products and services, product performance, maintenance costs, and price. We compete against manufacturers located in the United States and throughout the world. We also face potential competition from some OEMs to whom we sell our electrical products and from our customers and the end users of our products, who continually assess any costs that could be reduced by vertically integrating or using alternate sources for the products we manufacture. Some of our competitors may have greater financial, marketing, manufacturing, and distribution resources than we have. We cannot assure you that our products and services will continue to compete successfully with those of our competitors or that we will be able to retain our customer base or improve or maintain our profit margins on sales to our customers, all of which could materially and adversely affect our financial condition, results of operations, and cash flows.

■	Some of our markets are cyclical, and a decline in any of these markets could have a material adverse effect on our operating performance

A portion of our business is cyclical and dependent on consumer spending and, to a lesser extent, new housing starts and is therefore impacted by the strength of the general economy, interest rates, and other factors. Economic factors adversely affecting OEM production and consumer spending could adversely impact our business. During recessionary periods, we have been adversely affected by reduced demand for our products.

■	We depend on revenues from a few significant customers, and any loss, cancellation, reduction, or delay in purchases by these customers could harm our business

Net sales to our four largest customers represented approximately 24 percent of 2006 net sales. Our success will depend on our continued ability to develop and manage relationships with significant customers. We expect that significant customer concentration will continue for the foreseeable future. Our dependence on sales from a relatively small number of customers makes our relationship with each of these customers important to our business. We cannot assure that we will be able to retain our largest customers. Some of our customers may in the future shift their purchases of products from us to our competitors or to other sources. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or future price concessions that we may make could significantly harm our business.

■	We increasingly manufacture our products outside the United States, which may present additional risks to our business

A significant portion of our 2006 net sales were attributable to products manufactured outside of the United States, principally in Mexico and China, and expanding international manufacturing capacity in Mexico and China is part of our strategy to reduce costs. Approximately 7,400 of our 18,000 total employees and 17 of our 42 manufacturing facilities are located in Mexico. Approximately 4,250 employees and six manufacturing facilities are located in China. International operations generally are subject to various risks, including political, religious, and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, the impact of foreign government regulations, and the effects of income and withholding tax, governmental expropriation, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory, and business climate could have a material adverse effect on our financial condition, results of operations, and cash flows.

■

In serving U.S. customers of our electric motors business, we manufacture a significant portion of our products in Mexico and China, which exposes us to the risk of increased labor costs due to both wage inflation in Mexico and stability or increases in the value of the Mexican peso and Chinese RMB relative to the U.S. dollar

Over 90% of our electric motor manufacturing productive labor hours are incurred in Mexico and China. The peso based costs we incur manufacturing these products are directly related to changes in labor costs in Mexico and fluctuations in exchange rates of the Mexican peso relative to the U.S. dollar. The labor costs we incur are measured in U.S. dollars and based on the cost of labor in Mexican pesos. Historically, Mexico has had higher wage inflation than the United States. That inflation does not adversely affect our costs when there is a corresponding decrease in the value of the Mexican peso relative to the U.S. dollar. However, during periods in which the value of the Mexican peso increases or remains stable relative to the U.S. dollar, higher wage inflation in Mexico results in an increase in our labor costs. Manufacturing and material costs we incur in China are principally incurred in Chinese RMB. If the RMB were to strengthen against the U.S. dollar our costs would increase.

■	Our operations could be adversely impacted by material price volatility

The market price for certain key materials we purchase (e.g., steel, copper, aluminum, diesel fuel and natural gas) have been very volatile in the recent past. While our company periodically does enter into futures contacts to fix the cost of certain raw material purchases, principally copper and aluminum, significant increases in the cost of any of the key materials we purchase could increase our cost of doing business and ultimately could lead to lower operating earnings if we are not able to recover these cost increases through price increases to our customers. Historically there has been a lag in any customer recovery of increased material costs.

■	Our pension plans are under-funded and the plans could be adversely impacted by changes in interest rates and decreasing investment returns on invested plan assets

The projected benefit obligations of our defined benefit pension plans exceeded the fair value of the plan assets by $98.5 million at December 31, 2006. The pension plans continue to meet all funding requirements under ERISA regulations, and under current assumptions, no funding will be required until the Pension Protection Act (PPA) provisions become effective in 2008. Beginning in 2008, the minimum required contribution will equal the target normal cost plus a seven year amortization of any funding shortfall. Among the key assumptions inherent in the actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If interest rates and actual rates of return on invested plan assets were to decrease significantly, our pension plan obligations could increase materially.

■	We have significant goodwill and an impairment of our goodwill could cause a decline in our net worth

Our total assets include substantial goodwill. The goodwill results from our acquisitions, representing the excess of the purchase price we paid over the fair value of the tangible and intangible assets we acquired. We assess whether there has been impairment in the value of our goodwill during the fourth quarter of each calendar year or sooner if triggering events warrant. If future operating performance at one or more of our businesses does not meet expectations, we may be required to reflect, under current applicable accounting rules, a non-cash charge to operating results for goodwill impairment. The recognition of an impairment of a significant portion of goodwill would negatively affect our results of operations and total capitalization, the effect of which could be material. A significant reduction in our stockholders’ equity due to an impairment of goodwill may affect our ability to maintain the required debt-to-capital ratio existing under our debt arrangements. We have identified the valuation of goodwill and indefinite-lived intangible assets as a critical accounting policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies—Goodwill and Indefinite-lived Intangible Assets” included in Item 7 of this Annual Report on Form 10-K.

■	A substantial contribution to our financial results has come through acquisitions, and we may not be able to identify or complete future acquisitions, which could adversely affect our future growth

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

■	Our sales of electrical products incorporated into HVAC systems and swimming pools are affected by the weather, and mild or cooler weather could have an adverse effect on our operating performance

Many of our electrical products are incorporated into HVAC systems and swimming pool pumps that OEMs sell to end users. The number of installations of new and replacement HVAC and pool pump systems or components are higher during the spring and summer seasons due to the increased use of air conditioning and swimming pools during warmer months. Mild or cooler weather conditions during the spring and summer seasons often result in end users deferring the purchase of new or replacement HVAC and pool systems or components. As a result, prolonged periods of mild or cooler weather conditions in the spring or summer seasons in broad geographical areas could have a negative impact on the demand for our electrical products and, therefore, could have an adverse affect on our operating performance. In addition, due to variations in weather conditions from year to year, our operating performance in any single year may not be indicative of our performance in any future year.

■	Our results of operations may be negatively impacted by product liability lawsuits and claims

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

The parent company of a significant customer of our Electrical Products business was acquired in December 2005. In January 2006, the acquiring company announced that it intended to explore strategic alternatives for this significant customer of our Electrical Products business. For accounting purposes, the significant customer of our Electrical Products business is being reported as a discontinued operation by the acquiring company. Though we are unable to ascertain the risk associated with this action, it is possible it could have an adverse material impact on our Electrical Products business.

■	One stockholder has voting control of the company

We have two classes of common equity: our Common Stock and our Class A Common Stock. The holders of Common Stock are entitled, as a class, to elect only 25 percent of our board of directors. The holders of Class A Common Stock are entitled, as a class, to elect the remaining directors. As of December 31, 2006, Smith Investment Company effectively controlled 75 percent of our board of directors and our operations because it beneficially owned approximately 97 percent of our Class A Common Stock. Due to the differences in the voting rights between shares of our Common Stock and shares of our Class A Common Stock, Smith Investment Company is in a position to control to a large extent the outcome of matters requiring a stockholder vote, including the adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. The differences in the voting rights between shares of our Common Stock and our Class A Common Stock could have the effect of delaying, deterring, or preventing a change of control. As of December 31, 2006, Smith Investment Company beneficially owned approximately 31 percent of the total number of outstanding shares of our Common Stock and Class A Common Stock.

ITEM 2 - PROPERTIES

We manufacture our products in 42 plants worldwide. These facilities have an aggregate floor space of 8,214,000 square feet, consisting of 6,530,000 square feet owned by us and 1,684,000 square feet of leased space. Twenty-eight of our facilities are foreign plants with 3,824,000 square feet of space, of which 1,177,000 square feet are leased.

The manufacturing plants, several of which include distribution centers, presently operated by us are listed below by industry segment.

	United States	Foreign
Water Products	Ashland City, TN;	Fergus, Canada
(4,390,000 sq. ft.)	Charlotte, NC;	Stratford, Canada;
	Cookeville, TN;	Nanjing, China (2);
	Florence, KY;	Juarez, Mexico;
	Franklin, TN;	Veldhoven, The Netherlands
Johnson City, TN;
McBee, SC;
Renton, WA

Electrical Products	McMinnville, TN;	Changzhou, China;
(3,824,000 sq. ft.)	Mebane, NC;	Shenzhen, China;
	Mt. Sterling, KY;	Suzhou, China;
	Scottsville, KY;	Yueyang, China
	Tipp City, OH;	Gainsborough, England;
	Winchester, KY	Budapest, Hungary;
Acuna, Mexico (2);
Juarez, Mexico (11);
Monterrey, Mexico (3);

The principal equipment at our facilities consists of stamping, welding, machining, slitting and other metal fabricating equipment, winding machines, and furnace and painting equipment. We regard our plants and equipment as well-maintained and adequate for our needs. Multishift operations are used where necessary.

In addition to the locations listed above, our World Headquarters and Corporate Technology Center are located in Milwaukee, Wisconsin. We also have significant distribution centers in El Paso, Texas and Lavergne, Tennessee.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of 2006.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction of G(3) of Form 10-K, the following is a list of the executive officers which is included as an unnumbered Item in Part I of this report in lieu of being included in the company’s Proxy Statement for its 2007 Annual Meeting of Stockholders.

Name (Age)	Positions Held	Period Position Was Held

Randall S. Bednar (54)	Senior Vice President – Information Technology	2006 to Present

	Vice President – Information Technology	2001 to 2006

	Vice President and Chief Information Officer – Gates Corporation	1996 to 2000

Charles J. Bishop (65)	Senior Vice President – Corporate Technology	2006

	Vice President – Corporate Technology	1985 to 2006

Michael J. Cole (62)	Senior Vice President – Asia	2006 to Present

	Vice President – Asia	1996 to 2006

	Vice President-Emerging Markets - Donnelly Corporation	1992 to 1996

Paul W. Jones (58)	Chairman and Chief Executive Officer	2006 to Present

	President	2004 to Present

	Chief Operating Officer	2004 to 2005

	Chairman and Chief Executive Officer - U.S. Can Company	1998 to 2002

	President and Chief Executive Officer – Greenfield Industries, Inc.	1993 to 1998

	President - Greenfield Industries, Inc.	1989 to 1992

John J. Kita (51)	Senior Vice President, Corporate Finance and Controller	2006 to Present

	Vice President, Treasurer and Controller	1996 to 2006

	Treasurer and Controller	1995 to 1996

	Assistant Treasurer	1988 to 1994

Christopher L. Mapes (45)	Executive Vice President	2006 to Present

	President – A. O. Smith Electrical Products Company	2004 to Present

	Senior Vice President	2004 to 2006

	President-Motor Sales and Marketing - Regal Beloit Corporation	2003 to 2004

	President, Global OEM Business Group - Superior Telecom, Inc.	1999 to 2002

Ronald E. Massa (57)	Executive Vice President	2006 to Present

	Senior Vice President	1997 to 2006

	President – A. O. Smith Water Products Company	1999 to 2005

	President – A. O. Smith Automotive Products Company	1996 to 1997

	President – A. O. Smith Water Products Company	1995 to 1996

Terry M. Murphy (58)	Executive Vice President and Chief Financial Officer	2006 to Present

	Senior Vice President and Chief Financial Officer	2006

	Senior Vice President and Chief Financial Officer – Quanex Corporation	2005

	Vice President-Finance and Chief Financial Officer – Quanex Corporation	1999 to 2004

Mark A. Petrarca (43)	Senior Vice President – Human Resources and Public Affairs	2006 to Present

	Vice President – Human Resources and Public Affairs	2005 to 2006

	Vice President – Human Resources – A. O. Smith Water Products Company	1999 to 2004

Ajita G. Rajendra (55)	Executive Vice President	2006 to Present

	President – A. O. Smith Water Products Company	2005 to Present

	Senior Vice President	2005 to 2006

	Senior Vice President – Industrial Products Group, Kennametal Inc.	1998 to 2004

Steve W. Rettler (52)	Senior Vice President – Corporate Development	2006 to Present

	Vice President – Business Development	1998 to 2006

W. David Romoser (63)	Senior Vice President, General Counsel and Secretary	2006 to Present

	Vice President, General Counsel and Secretary	1992 to 2006

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarterly Common Stock Price Range

2006	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$53.42	$58.06	$47.04	$43.90
Low	35.18	40.60	38.16	33.93

2005	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$30.28	$32.80	$28.59	$37.20
Low	26.05	26.10	24.85	27.85

(b)	Holders. As of January 31, 2007, the approximate number of shareholders of record of Common Stock and Class A Common Stock were 1,050 and 325, respectively.

(c)	Dividends. Dividends declared on the common stock are shown in Note 15 of Notes to Consolidated Financial Statements appearing elsewhere herein.

ITEM 6 – SELECTED FINANCIAL DATA

(dollars in millions, except per share amounts)
	Years ended December 31
	2006(1)	2005(2)	2004	2003(3)	2002(4)

Net sales	$2,161.3	$1,689.2	$1,653.1	$1,530.7	$1,469.1

Earnings
Continuing operations	76.2	46.5	35.4	52.2	51.3
Discontinued operations	0.3	-	-	-	-

Net earnings	$76.5	$46.5	$35.4	$52.2	$51.3

Basic earnings per share of common stock
Continuing operations	$2.51	$1.57	$1.21	$1.80	$1.90
Discontinued operations	0.01	-	-	-	-

Net earnings	$2.52	$1.57	$1.21	$1.80	$1.90

Diluted earnings per share of common stock
Continuing operations	$2.46	$1.54	$1.18	$1.76	$1.86
Discontinued operations	0.01	-	-	-	-

Net earnings	$2.47	$1.54	$1.18	$1.76	$1.86

Cash dividends per common share	$.66	$.64	$.62	$.58	$.54

	December 31
	2006	2005	2004	2003	2002

Total assets	$1,839.9	$1,292.7	$1,314.0	$1,281.3	$1,230.0

Long-term debt (5)	432.1	162.4	272.5	170.1	239.1

Total stockholders' equity	684.6	612.9	590.6	585.5	518.4

(1)

In April 2006, the company acquired GSW Inc., a publicly traded Canadian based manufacturer of water heaters and building products. In December 2006, the company sold the building products segment of this business which was treated as a discontinued operation. See Note 2 of Notes to Consolidated Financial Statements included elsewhere herein.

(2)	In November 2005, the company acquired Yueyang Zhongmin Special Electrical Machinery Co., Ltd. See Note 2 of Notes to Consolidated Financial Statements included elsewhere herein.

(3)	In November 2003, the company acquired the motor manufacturing assets of Taicang Special Motor Co., Ltd. See Note 2 of Notes to Consolidated Financial Statements included elsewhere herein.

(4)

On July 1, 2002, the company acquired the hermetic motor assets of the Athens Products division of Electrolux. In December 2002, the company acquired the motor manufacturing assets of Jiangsu Changheng Group Co. Ltd. (Changheng).

(5)	Excludes short-term debt and the current portion of long-term debt.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

We achieved record net earnings of $76.5 million or $2.47 per share in 2006, compared with $46.5 million or $1.54 per share in 2005 and $35.4 million or $1.18 per share in 2004. Net earnings recorded in 2006 were higher than 2005 due to the GSW acquisition in the second quarter of 2006, another strong year for our China water heater business and improved margins in both our Water Products and Electrical Products segments. Net earnings recorded in 2005 were higher than in 2004 as a result of significantly improved performance at our Water Products segment. Our individual segment performance will be discussed later in this section.

Our working capital was $322.7 million at December 31, 2006 compared with $268.4 million and $339.8 million at December 31, 2005 and December 31, 2004, respectively. The $54.3 million increase in working capital in 2006 from 2005 was primarily due to the acquisition of GSW. In addition, increases in receivables, primarily at our Water Products segment, and increases in inventory levels, primarily at our Electrical Products segment, were partially offset by an expansion in our Water Products segment’s accounts payable balances. The $71.4 million reduction in working capital in 2005 reflects a $46.3 million increase in accounts payable due to achieving market based terms with suppliers and a reduction of $8.1 million in inventories.

Cash provided by operating activities during 2006 was $128.8 million compared with $186.7 million during 2005 and $66.6 million during 2004. Despite higher earnings in 2006, cash provided by operating activities was lower than in 2005 due to a $21.1 million expansion in working capital (net of acquisitions) in 2006 compared with the significant contraction in working capital (net of acquisitions) that was achieved in 2005. The increase in 2005 was due to higher earnings in addition to the contraction in working capital (net of acquisitions) items mentioned above.

Our capital expenditures were $68.2 million in 2006, almost $18 million higher than in 2005 due primarily to capital spending at GSW and our Electrical Products segment. Our capital expenditures in 2005 were similar to the $48.4 million of capital expenditures in 2004. We are projecting 2007 capital expenditures to be $75 to $80 million, about $10 million greater than our depreciation and amortization expense estimates for 2007. The projected increase in capital spending in 2007 over 2006 levels is associated with higher spending in our Water Products segment.

In February 2006, we completed a $425 million multi-currency five year revolving credit facility with a group of ten banks. The facility expires on February 17, 2011, and it replaced a $265 million credit facility, which would have expired on June 10, 2009 and was terminated on February 17, 2006. The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings, as well as drawings under the facility are classified as long-term debt. At December 31, 2006, we had available borrowing capacity of $166.2 million under this facility. We believe that the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

Our acquisition of the common stock of GSW was completed on April 3, 2006 for $339.3 million. The purchase was made with a combination of borrowing under our credit facility, commercial paper and Canadian term notes, more fully described below. As a result of the acquisition, our total debt increased $269.7 million from $169.3 million at December 31, 2005 to $439.0 million at December 31, 2006. Our leverage, as measured by the ratio of total debt to total capitalization, was 39 percent at the end of 2006 and 22 percent at the end of 2005.

On April 3, 2006 our Canadian subsidiary issued $30 million (Canadian) in term notes with two insurance companies. The notes expire in 2018 and carry an average interest rate of 5.3 percent.

GSW operated a captive insurance company to provide product liability and general liability insurance to its subsidiary, American. We have decided to cover American’s liability exposures with our existing insurance programs and operate the captive in runoff effective July 1, 2006. To reduce exposure to interest rates, we sold the captive’s fixed income securities with longer maturities and purchased securities that have shorter maturities. The reinsurance company restricts the amount of capital which must be maintained by the captive. At December 31, 2006, the restricted amount was $37.7 million and is included in other non-current assets.

Aggregate Contractual Obligations

A summary of our contractual obligations as of December 31, 2006, is as follows:

(dollars in millions)		Payments due by period
Contractual Obligations	Total	Less Than 1 year	1 - 3 Years	3 - 5 Years	More than 5 years
Long-term Debt	$433.0	$6.9	$48.2	$321.0	$56.9
Capital Leases	6.0	-	6.0	-	-
Fixed Rate Interest	56.2	10.1	24.9	14.5	6.7
Operating Leases	51.2	15.4	16.4	7.5	11.9
Purchase Obligations	81.6	81.0	0.6	-	-
Other Liabilities:
Fair value of commodities futures contracts	111.7	110.9	0.8	-	-
Fair value of foreign currency forward contracts	102.3	102.3	-	-	-

Total	$842.0	$326.6	$96.9	$343.0	$75.5

We utilize blanket purchase orders to communicate expected requirements to many of our suppliers. Requirements under blanket purchase orders generally do not become committed until several weeks prior to the company’s scheduled unit production. The purchase obligation amount presented above represents the value of commitments considered firm.

Our pension plan continues to meet all funding requirements under ERISA regulations. While we are not required to make a contribution to the plan in 2007, we may elect to make a contribution during the year. See Note 11 of the Notes to Consolidated Financial Statements.

We have paid dividends for 67 consecutive years with payments increasing each of the last 15 years. We paid total dividends of $.66 per share in 2006 compared with $.64 per share in 2005.

RESULTS OF OPERATIONS

Our sales in 2006 were a record $2.16 billion, an increase of $472.1 million, or 27.9 percent from sales of $1.69 billion in 2005. The majority of the sales increase occurred in our Water Products segment and was due to our GSW acquisition which contributed $361.3 million in sales as well as an increase of almost $35 million in sales at our China operation and general improvement in our commercial and residential businesses. Sales for Electrical Products increased $44.9 million over 2005 due to improved pricing and our Yueyang acquisition made in November, 2005 which more than offset a unit volume decline in the underlying motor business. Sales in 2005 increased by $36.1 million or 2.2 percent from sales of $1.65 billion in 2004 and resulted from a $27 million increase at our China water heater operation.

Our gross profit margin for 2006 was 21.5 percent compared to 20.8 percent in 2005. The increase was due to the addition of GSW and improved margins in the legacy water heater business. Our gross profit margin increased from 18.0 percent in 2004 to 20.8 percent in 2005 due to price increases which restored margins to a more normalized relationship between price and costs for raw materials, fuel and freight at our water heater operation.

Selling, general and administrative expense (SG&A) increased $72.2 million from $251.8 million in 2005 but as a percent of sales remained constant at about 15% in both 2006 and 2005. The increase in SG&A in 2006 was caused by the addition of GSW, continued expansion in China, and higher pension costs. SG&A increased $16.0 million from 2004 to 2005 as a result of expansion in China, higher pension expense and a favorable reserve adjustment for water heater litigation in 2004.

Pension expense in 2006 was $11.9 million compared to $5.1 million in 2005 and pension income of $6 million in 2004. The increase in pension expense from 2004 to 2006 was due primarily to recognizing deferred asset losses.

In 2006, a pretax charge of $9.6 million was recorded for restructuring and other charges. Of this charge, $8.9 million was recognized in our Electrical Products segment most of which is related to the closure of our McMinnville, TN motor fabrication plant scheduled for completion in early 2007 and the fourth quarter closure of our motor operation in Taizhou, China. In 2005, restructuring and other charges were $16.6 million of which $12.4 million was recognized in our Electrical Products segment. $7.0 million of the charge was related to the closure of our Bray, Ireland facility and was non-deductible for tax purposes and an additional $5.4 million charge was related to product repositioning programs at domestic motor plants. The remaining $4.2 million of the 2005 charge was recorded as corporate expense and was associated with previously owned businesses. Of this amount $1.2 million was recorded to recognize exposure related to a leased facility in our previously owned automotive business which was sold to Tower Automotive, Inc. (Tower) in 1997. In connection with that transaction, we subleased our Corydon, Indiana facility to Tower. In 2005, Tower filed for bankruptcy and rejected the sublease agreement effective October 1, 2005. In order to minimize costs, we purchased the Corydon facility for $4.5 million on October 11, 2005. The $1.2 million charge in 2005 plus a $0.4 million charge in 2006 represents an estimate of our expected net loss upon final disposition of this facility. The remaining $3.0 million of the 2005 charge and a $0.3 million charge in 2006 are associated with retained liabilities of businesses which were sold in 1997 through 2001. The majority of the amount relates to revised estimates for certain environmental exposure and employee litigation matters.

Interest expense in 2006 increased to $24.9 million from $13.0 million in 2005. The increase was due to incremental debt incurred to finance the acquisition of GSW. Interest expense in 2004 was $13.5 million. The decline from 2004 to 2005 resulted from lower debt levels which more than offset higher interest rates.

Net other expense decreased by $1.3 million from 2005 to 2006 as a result of interest income on restricted marketable securities acquired in the GSW transaction.

Our effective tax rate was 27.3 percent in 2006, 32.3 percent in 2005 and 25.5 percent in 2004. The geographic composition of our 2006 and 2004 pretax earnings resulted in a significant reduction in our effective tax rates in those years as a greater proportion of earnings were recognized in the lower taxed countries of China and Mexico compared to the United States and Europe. The higher rate in 2005 was impacted by losses incurred in Ireland that could not be tax effected.

Our 2006 net earnings were a record $76.5 million, an increase of $30.0 million or 64.5 percent, over net earnings of $46.5 million in 2005. On a per share basis, 2006 earnings were $2.47 compared with $1.54 in 2005.

Water Products

Sales for our Water Products segment were a record $1.26 billion in 2006, or $427.5 million higher than sales of $833.3 million in 2005. The increase was due to our GSW acquisition which contributed $361.3 million in sales, an increase of almost $35 million in sales at our China operation and general improvement in our commercial and residential businesses. Sales in 2005 were $40.9 million higher than sales of $792.4 million in 2004. Higher sales at our China operation accounted for $27 million of the increase while the remainder was attributable to improved pricing that more than offset lower unit sales.

Operating earnings for Water Products increased 54 percent to $122.4 million in 2006 from $79.5 million in 2005. The increase in earnings was primarily due to the GSW acquisition but was also the result of the $35 million revenue increase in China and improved performance and mix in the legacy business. Operating earnings of $79.5 million in 2005 were more than double earnings of $36.8 million in 2004. The higher operating earnings were the result of improved pricing to offset higher raw material costs, enhanced manufacturing efficiency, higher sales in China and a $4.0 million favorable adjustment to our product warranty reserve. The warranty reserve adjustment was due to a change in customer return policies partially offset by steel cost increases.

Electrical Products

Sales in our Electrical Products segment in 2006 were $905.9 million or 5.2 percent higher than 2005. Sales from our Yueyang acquisition made in November of 2005 accounted for half of the sales increase while improved pricing as partially offset by a unit volume decline provided the remainder of the increase. Sales in 2005 of $861 million were unchanged from 2004 as improvements in pricing related to raw material cost inflation were offset by a decline in unit demand.

Operating earnings at our Electrical Products segment were $48.1 million in 2006 compared with $42.3 million in 2005. The increase in earnings was due mostly to a reduction in restructuring charges from $12.4 million in 2005 to $8.9 million in 2006. The majority of the 2006 charge is related to the closure of our McMinnville, TN motor fabrication plant which is expected to be completed in early 2007 and the fourth quarter closure of our motor operation in Taizhou, China. The $12.4 million restructuring charge in 2005 consisted of $7.0 million associated with the Bray, Ireland plant closing and an additional $5.4 million to downsize certain domestic facilities. Operating earnings in 2005 were $9.2 million less than earnings of $51.5 million in 2004 primarily due to the impact of the 2005 restructuring charge of $12.4 million as previously discussed.

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

Product liability

Due to the nature of our products, we are subject to product liability claims in the normal course of business. A substantial portion of these claims involve our Water Products business, while such claims in our Electrical Products business have historically been limited. We maintain insurance to reduce or eliminate our risk. Most insurance coverage includes self-insured retentions that vary by business segment and by year. As of December 31, 2006, we maintained a self-insured retention of $5.0 million per occurrence with an aggregate insurance limit of $125.0 million per occurrence.

GSW insurance coverage included self-insurance retentions that varied by business segment and by year. Effective April 3, 2006 GSW maintained a $25.0 million aggregate loss retention through self-insurance and captive insurance company coverage. GSW claims occurring on or after July 1, 2006 are covered under the company’s insurance program.

We establish product liability reserves for our self-insured retention portion of any known outstanding matters based on the likelihood of loss and our ability to reasonably estimate such loss. There is inherent uncertainty as to the eventual resolution of unsettled matters due to the unpredictable nature of litigation. We make estimates based on available information and our best judgment after consultation with appropriate experts. We periodically revise estimates based upon changes to facts or circumstances. We also use an actuary to calculate reserves required for estimated incurred but not reported claims as well as to estimate the effect of adverse development of claims over time.

Pensions

We have significant pension benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumptions for the expected rate of return on plan assets is 8.75 percent in 2006, unchanged from 2005. The discount rate used to determine net periodic pension costs decreased from 6.0 percent in 2005 to 5.75 percent in 2006. In 2007 the rate of return on plan assets is 8.75 percent and the discount rate is 5.9 percent.

In developing our expected long-term rate of return assumption, we evaluate our pension plan’s target asset allocation, the historical long-term rates of return of equity and bond indices and the actual historical returns of our pension plan. Our plan’s target allocation to equity managers is between 60 to 70 percent, with the remainder allocated primarily to bond managers and a small allocation to private equity managers. Due to market fluctuations, our actual asset allocation as of December 31, 2006, was 70 percent to equity managers, 24 percent to bond managers, three percent to private equity managers and the remainder in money market instruments. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. Our pension plan’s historical 10-year and 25-year compounded annualized returns are 9.9 percent and 12.7 percent, respectively. We believe that with our target and actual allocation and the historical long-term returns of equity and bond indices as well as our actual historical returns, our 8.75 percent expected return on assets for 2007 is reasonable.

The discount rate assumptions used to determine future pension obligations at December 31, 2006 and 2005 were based on the Hewitt Yield Curve (HYC), which was designed by Hewitt Associates to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The HYC is a hypothetical double A yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the HYC is required to have a rating of Aa or better by Moody’s Investor Service, Inc. or a rating of AA or better by Standard & Poor’s. Prior to using the HYC rates, the discount rate assumptions for pension expense in 2005 and 2004 and the future pension obligations at December 31, 2004 were based on investment yields available on AA rated long-term corporate bonds. The discount rates determined on the basis described above were 5.9 percent at December 31, 2006 and 5.75 percent at December 31, 2005. We will continue to evaluate our actuarial assumptions at least annually, and we will adjust the assumptions as necessary.

We estimate that we will recognize approximately $12.5 million of pension expense in 2007. Lowering the expected long-term rate of return on assets by 25 basis points would increase our net pension expense for 2007 by approximately $1.7 million. Lowering the discount rate by 25 basis points would increase our 2007 net pension expense by approximately $1.5 million.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs." The statement requires abnormal amounts of inventory costs related to amounts of idle freight, handling costs and spoilage to be recognized as current period expenses. We adopted the standard on January 1, 2006. Adoption of the statement did not have a material impact on our consolidated financial statements as our historic policy has been to account for inventory costs in a manner consistent with the provisions of this statement.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

As described in Notes 1 and 10 of Notes to Consolidated Financial Statements, we adopted Statement of Financial Accounting Standards ("SFAS") 123(R), "Share-Based Payment", effective January 1, 2006, using the modified-prospective transition method. Adoption of this statement had no impact on our financial position, statement of operations or cash flows at the date of adoption.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under prior literature. Excess tax deductions of $4.2 million were recognized as a financing cash flow in 2006. This requirement reduced net operating cash flows and increased net financing cash flows in periods after adoption. The amount of operating cash flows recognized for such excess tax deductions were $4.5 and $2.5 million in 2005 and 2004, respectively. The company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47) to clarify the guidance included in SFAS No. 143, "Accounting for Asset Retirement Obligations". FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. If amounts cannot be reasonably estimated, certain disclosures will be required about the unrecognized asset retirement obligations. We adopted FIN 47 in 2005. Adoption of this statement did not have a material impact on our consolidated financial position.

In June 2006, the FASB issued Interpretation No. 48, (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation as of January 1, 2007. The cumulative affect of adopting FIN 48 will be recorded in retained earnings. We are evaluating the requirements of FIN 48 and expect adoption will not have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS No. 157 will be effective for us beginning in 2008. We are assessing the potential impact that the adoption of SFAS No. 157 will have on our consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132 (R)." SFAS No. 158 requires that we recognize the overfunded or underfunded status of our defined benefit and retiree medical plans as an asset or liability in the balance sheet as of December 31, 2006, with changes in the funded status recognized through comprehensive income in the year in which they occur. As further discussed in Note 11 of Notes to Consolidated Financial Statements, we adopted SFAS No. 158 effective December 31, 2006. SFAS No. 158's provisions regarding the change in the measurement date of postretirement benefit plans are not applicable as we already use a measurement date of December 31 for our benefit plans.

Outlook

In 2007 Water Products will benefit from the year-over-year addition of first quarter sales and earnings from the GSW acquisition, additional synergy savings from the integration of the acquisition, and growth in the Chinese water heater operation of approximately 25 percent. Excluding GSW and China, a decline in unit sales in the legacy water heater business resulting from a slower new housing market and a potentially softer commercial water heating segment should be offset by improved pricing. We are expecting business to be softer in the earlier part of the year and to strengthen as the year progresses.

Full year sales at Electrical Products are also projected to be similar to last year as the slowdown in new housing construction is expected to offset the benefit of improved pricing. Additionally, the HVAC market is expected to recover somewhat as inventories are restored to more normal levels.

Combining these expectations, we expect to attain earnings of between $2.75 and $2.95 per share in 2007. We expect to start out slow and strengthen during the year. Adjusted for a currency expense related to the GSW acquisition in the first quarter of 2006 equivalent to approximately ten cents a share, first quarter 2007 earnings are expected to be similar to 2006 as the accretion from GSW is offset by softer residential markets and restructuring charges we will take related to repositioning and severance at Electrical Products. These actions are expected to generate early returns and benefit earnings as the year progresses.

OTHER MATTERS

Environmental

Our operations are governed by a number of federal, state and local environmental laws concerning the generation and management of hazardous materials, the discharge of pollutants into the environment and remediation of sites owned by the company or third parties. We have expended financial and managerial resources complying with such laws. Expenditures related to environmental matters were not material in 2006 and are not expected to be material in any single year. We have accrued amounts associated with environmental obligations at various facilities and we believe these reserves are sufficient to cover reasonably anticipated remediation costs. Although we believe that our operations are substantially in compliance with such laws and maintain procedures designed to maintain compliance, there are no assurances that substantial additional costs for compliance will not be incurred in the future. However, since the same laws govern our competitors, we should not be placed at a competitive disadvantage.

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

Commodity risks include raw material price fluctuations. We use futures contracts to fix the cost of our expected needs for certain raw materials (i.e. copper and aluminum) with the objective of reducing price risk. Futures contracts are purchased over time periods and at volume levels which approximate expected usage. At December 31, 2006, we had commodity futures contracts amounting to $111.7 million of commodity purchases. A hypothetical ten percent change in the underlying commodity price of such contracts would have a potential impact of $11.2 million. It is important to note that gains and losses from our futures contract activities will be offset by gains and losses in the underlying commodity purchase transactions being hedged.

In addition, we enter into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. At December 31, 2006, we had net foreign currency contracts outstanding of $102.3 million. Assuming a hypothetical ten percent movement in the respective currencies, the potential foreign exchange gain or loss associated with the change in rates would amount to $10.2 million. It is important to note that gains and losses from our forward contract activities will be offset by gains and losses in the underlying transactions being hedged.

Our earnings exposure related to movements in interest rates is primarily derived from outstanding floating-rate debt instruments that are determined by short-term money market rates. At December 31, 2006, we had $240.3 million in outstanding floating-rate debt with a weighted-average interest rate of 5.4 percent at year end. A hypothetical ten percent annual increase or decrease in the year-end average cost of our outstanding floating-rate debt would result in a change in annual pretax interest expense of less than $1.3 million.

Forward-Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” or words of similar meaning and include earnings accretion and synergy forecasts. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include the following: significant volatility in raw material prices; competitive pressures on our businesses; instability in our electric motor and water products markets; attaining projected synergies from acquired businesses; adverse changes in general economic conditions; foreign currency fluctuations; and the potential that assumptions on which the company based its expectations, including those regarding the impact of purchase accounting, are inaccurate or will prove to be incorrect. Unfavorable changes in the political, regulatory, and business climate in the foreign locations we operate, could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

See "Market Risk" above.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

A. O. Smith Corporation

We have audited the accompanying consolidated balance sheets of A. O. Smith Corporation as of December 31, 2006 and 2005, and the related consolidated statements of earnings, comprehensive earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. O. Smith Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2006 the company changed its method of accounting for stock-based compensation and pension and other post-retirement benefits.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of A. O. Smith Corporation's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 1, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 1, 2007

CONSOLIDATED BALANCE SHEETS

December 31 (dollars in millions)
	2006	2005
Assets
Current Assets
Cash and cash equivalents	$25.8	$24.0
Receivables	378.7	278.8
Inventories	297.3	225.4
Deferred income taxes	22.3	9.9
Other current assets	35.9	37.9

Total Current Assets	760.0	576.0

Net property, plant and equipment	427.2	356.9
Goodwill	499.7	313.0
Other intangibles	87.8	10.5
Deferred income taxes	-	3.4
Other assets	65.2	32.9

Total Assets	$1,839.9	$1,292.7

Liabilities
Current Liabilities
Trade payables	$286.6	$205.1
Accrued payroll and benefits	43.5	33.5
Accrued liabilities	61.0	39.2
Product warranties	32.0	17.3
Income taxes	7.3	5.6
Long-term debt due within one year	6.9	6.9

Total Current Liabilities	437.3	307.6

Long-term debt	432.1	162.4
Product warranties	66.7	35.1
Deferred income taxes	20.6	-
Post-retirement benefit obligation	16.0	16.6
Pension liabilities	98.5	110.4
Other liabilities	84.1	47.7

Total Liabilities	1,155.3	679.8

Commitments and contingencies

Stockholders’ Equity
Preferred Stock	-	-
Class A Common Stock (shares issued 8,306,180 and 8,500,155)	41.5	42.5
Common Stock (shares issued 24,243,282 and 24,049,307)	24.2	24.0
Capital in excess of par value	71.4	69.7
Retained earnings	732.3	675.9
Accumulated other comprehensive loss	(129.5)	(136.4)
Unearned compensation	-	(3.8)
Treasury stock at cost	(55.3)	(59.0)

Total Stockholders’ Equity	684.6	612.9

Total Liabilities and Stockholders’ Equity	$1,839.9	$1,292.7

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF EARNINGS

Years ended December 31 (dollars in millions, except per share amounts)

	2006	2005	2004
Continuing Operations
Net sales	$2,161.3	$1,689.2	$1,653.1

Cost of products sold	1,697.4	1,337.2	1,355.1

Gross profit	463.9	352.0	298.0

Selling, general and administrative expenses	324.0	251.8	235.8

Restructuring and other charges	9.6	16.6	-

Interest expense	24.9	13.0	13.5

Other expense - net	0.6	1.9	1.2

Earnings before provision for income taxes	104.8	68.7	47.5

Provision for income taxes	28.6	22.2	12.1

Earnings from Continuing Operations	76.2	46.5	35.4

Discontinued Operations
Earnings from discontinued operations, less provision for income taxes of $0.2	0.3	-	-

Net Earnings	$76.5	$46.5	$35.4

Net Earnings Per Share of Common Stock
Continuing Operations	$2.51	$1.57	$1.21
Discontinued Operations	0.01	-	-

Net Earnings	$2.52	$1.57	$1.21

Diluted Net Earnings Per Share of Common Stock
Continuing Operations	$2.46	$1.54	$1.18
Discontinued Operations	0.01	-	-

Net Earnings	$2.47	$1.54	$1.18

CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

Years ended December 31 (dollars in millions)
	2006	2005	2004

Net Earnings	$76.5	$46.5	$35.4

Other comprehensive earnings (loss)

Foreign currency translation adjustments	(2.4)	(0.9)	2.4
Unrealized net gain (loss) on cash flow derivative instruments, less related income tax effect of $3.6 in 2006, $(3.2) in 2005 and $(1.4) in 2004	(5.7)	5.0	2.2
Adjustment to additional minimum pension liability less related income tax effect of $(10.1) in 2006, $18.0 in 2005 and $12.6 in 2004	15.0	(28.2)	(19.7)

Comprehensive Earnings	$83.4	$22.4	$20.3

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended December 31 (dollars in millions)
	2006	2005	2004
Continuing

Operating Activities

Earnings from Continuing Operations	$76.2	$46.5	$35.4

Adjustments to reconcile earnings from continuing operations to cash provided by operating activities:
Depreciation and amortization	60.9	52.8	53.9

Net changes in operating assets and liabilities, net of acquisitions:

Current assets and liabilities	(21.1)	78.7	(24.1)

Noncurrent assets and liabilities	9.7	6.8	(1.4)

Other	3.1	1.9	2.8

Cash Provided by Operating Activities	128.8	186.7	66.6

Investing Activities

Acquisition of businesses	(340.7)	(14.8)	(2.3)

Proceeds from sale of investments	53.2	-	-

Purchases of investments	(41.0)	-	-

Capital expenditures	(68.2)	(50.6)	(48.4)

Other investing activities	-	(4.5)	-

Cash Used in Investing Activities	(396.7)	(69.9)	(50.7)

Financing Activities

Long-term debt incurred	275.8	-	14.3

Long-term debt retired	(6.9)	(111.8)	(8.6)

Net proceeds from stock option activity	8.3	12.9	3.0

Dividends paid	(20.1)	(19.0)	(18.2)

Cash Provided by (Used in) Financing Activities	257.1	(117.9)	(9.5)

Discontinued

Cash provided by operating activities	1.2	-	-

Proceeds from disposition of business	11.4	-	-

Cash Provided by Discontinued Operations	12.6	-	-

Net increase (decrease) in cash and cash equivalents	1.8	(1.1)	6.4

Cash and cash equivalents-beginning of year	24.0	25.1	18.7

Cash and Cash Equivalents-End of Year	$25.8	$24.0	$25.1

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Years ended December 31 (dollars in millions)
	2006	2005	2004
Class A Common Stock
Balance at beginning of year	$42.5	$42.6	$42.7
Conversion of Class A Common Stock	(1.0)	(0.1)	(0.1)

Balance at end of year	$41.5	$42.5	$42.6

Common Stock
Balance at beginning of year	$24.0	$24.0	$24.0
Conversion of Class A Common Stock	0.2	-	-

Balance at end of year	$24.2	$24.0	$24.0

Capital in Excess of Par Value
Balance at beginning of year	$69.7	$70.8	$73.9
Conversion of Class A Common Stock	0.8	0.1	0.1
Reclassification of unearned compensation on SFAS No. 123(R) adoption	(3.8)	-	-
Issuance of share units	(0.8)	-	-
Stock based compensation expense	2.8	-	-
Exercise of stock options	(2.5)	(9.2)	(5.4)
Tax benefit from exercise of stock options	4.2	4.5	2.5
Stock incentives and directors' compensation	1.0	3.5	(0.3)

Balance at end of year	$71.4	$69.7	$70.8

Retained Earnings
Balance at beginning of year	$675.9	$648.4	$631.2
Net earnings	76.5	46.5	35.4
Cash dividends on Common Stock	(20.1)	(19.0)	(18.2)

Balance at end of year	$732.3	$675.9	$648.4

Accumulated Other Comprehensive Loss
Balance at beginning of year	$(136.4)	$(112.3)	$(97.2)
Foreign currency translation adjustments	(2.4)	(0.9)	2.4
Unrealized net gain on cash flow derivative instruments, less related income tax effect of $3.6 in 2006, $(3.2) in 2005 and $(1.4) in 2004	(5.7)	5.0	2.2
Adjustment to additional minimum pension liability less related income tax effect of $(10.1) in 2006, $18.0 in 2005 and $12.6 in 2004	15.0	(28.2)	(19.7)

Balance at end of year	$(129.5)	$(136.4)	$(112.3)

Unearned Compensation
Balance at beginning of year	$(3.8)	$(3.4)	$-
Reclassification of unearned compensation on SFAS No. 123(R) adoption	3.8
Issuance of restricted stock, net of amortization	-	(0.4)	(3.4)

Balance at end of year	$-	$(3.8)	$(3.4)

Treasury Stock
Balance at beginning of year	$(59.0)	$(79.5)	$(91.1)
Exercise of stock options, net of 222,741 shares surrendered as proceeds in 2006, net of 148,939 shares surrendered as proceeds in 2005 and net of 127,352 shares surrendered as proceeds in 2004	3.0	20.0	7.2
Stock incentives and directors' compensation	0.7	0.5	4.4

Balance at end of year	$(55.3)	$(59.0)	$(79.5)

Total Stockholders' Equity	$684.6	$612.9	$590.6

See accompanying notes which are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Organization. A. O. Smith Corporation (the company) is a manufacturer serving customers worldwide. The company’s major product lines include residential gas and electric water heaters and commercial water heaters, as well as fractional horsepower alternating current (AC), direct current (DC), hermetic and integral horsepower electric motors. The company’s products are manufactured and marketed primarily in North America. Water heaters are sold principally to plumbing wholesalers and retail outlets. Electric motors are sold principally to original equipment manufacturers and distributors.

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

Fair value of financial instruments. The carrying amounts of cash and cash equivalents, receivables and trade payables approximated fair value as of December 31, 2006 and 2005, due to the short maturities of these instruments. The carrying amount of long-term debt approximated fair value as of December 31, 2006 and 2005, based on current rates offered to the company for debt with the same or similar maturities. The fair values of derivative financial instruments are discussed later in this footnote.

Foreign currency translation. For all subsidiaries outside the United States, with the exception of all Mexican operations and two of the China operations of the company’s Electrical Products segment, the company uses the local currency as the functional currency. For those operations using a functional currency other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at weighted-average exchange rates. The resulting translation adjustments are recorded as a separate component of stockholders’ equity. The Mexican operations and two of the Chinese operations of the company’s Electrical Products segment use the U.S. dollar as the functional currency as such operations are a direct and integral component of the company’s U.S. operations. Gains and losses from foreign currency transactions are included in net earnings.

Cash and cash equivalents. The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventory valuation. Inventories are carried at lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for substantially all domestic inventories, which comprise 85 percent of the company’s total inventory at December 31, 2006 and 2005. Inventories of foreign subsidiaries and supplies are determined using the first-in, first-out (FIFO) method.

Property, plant and equipment. Property, plant and equipment are stated at cost. Depreciation is computed primarily by the straight-line method. The estimated service lives used to compute depreciation are generally 25 to 50 years for buildings, 5 to 20 years for equipment and 3 to 7 years for software. Maintenance and repair costs are expensed as incurred.

Goodwill and other intangibles. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis. $79.5 million of intangible assets including $36.0 million with an indefinite life were recorded as part of the GSW Inc (GSW) acquisition (see Note 2). Indefinite-lived assets totaled $39.0 and $3.0 million at December 31, 2006 and 2005, respectively. Separable intangible assets primarily comprised of customer relationships that are not deemed to have an indefinite life are amortized on a straight-line basis over their estimated useful lives which range from 10 to 25 years. During 2006, $2.9 million of amortization was recorded. Prior year amounts were not significant. In the future, amortization should approximate $3.7 million annually and the intangible assets will be amortized over a weighted average period of 16 years. Total accumulated amortization at December 31, 2006 is $4.8 million.

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

1.	Organization and Significant Accounting Policies (continued)

Derivative instruments. Statement of Financial Accounting Standards (SFAS) No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships. Any fair value changes are recorded in net earnings or other comprehensive earnings.

The company utilizes certain derivative instruments to enhance its ability to manage currency and interest rate exposures as well as raw materials price risks. Derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes. The contracts are executed with major financial institutions with no credit loss anticipated for failure of the counterparties to perform.

Commodity Futures Contracts

In addition to entering into supply arrangements in the normal course of business, the company also enters into futures contracts to fix the cost of certain raw material purchases, principally copper and aluminum, with the objective of minimizing changes in cost due to market price fluctuations.

The commodity futures contracts are designated and accounted for as cash flow hedges of a forecasted transaction. Derivative commodity assets of $14.8 million and $23.0 million are recorded in other current assets as of December 31, 2006 and 2005, respectively. The value of the effective portion of the contracts of $9.3 million and $13.6 million as of December 31, 2006 and 2005, respectively, was recorded in accumulated other comprehensive loss, net of tax, and reclassified into cost of products sold in the period in which the underlying transaction was recorded in earnings. Ineffective portions of the commodity hedges are recorded in earnings in the period in which the ineffectiveness occurs. The impact of hedge ineffectiveness on earnings was not material in 2006, 2005 and 2004.

Foreign Currency Forward Contracts

The company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases, sales and certain intercompany transactions in the normal course of business. Contracts typically have maturities of one year or less. Principal currencies include the Mexican peso, Canadian dollar and Euro.

Forward contracts are designated and accounted for as cash flow hedges of a forecasted transaction. Derivative currency assets of $2.6 million and $4.9 million as of December 31, 2006 and 2005, respectively, are recorded in other current assets. Gains and losses on these instruments are recorded in accumulated other comprehensive loss, net of tax, until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive loss to the statement of earnings. The assessment of effectiveness for forward contracts is based on changes in the forward rates. These hedges have been determined to be perfectly effective.

The majority of the amounts in accumulated other comprehensive loss for cash flow hedges is expected to be reclassified into earnings within one year.

The following table summarizes, by currency, the contractual amounts of the company's foreign currency forward contracts.

December 31 (dollars in millions)	2006		2005
	Buy	Sell	Buy	Sell
Euro	$5.4	$2.2	$3.5	$2.3
Canadian dollar	-	3.0	-	3.0
Hungarian forint	0.4	-	2.4	-
Mexican peso	95.7	-	65.8	-

Total	$101.5	$5.2	$71.7	$5.3

The forward contracts in place at December 31, 2006 and 2005, amounted to approximately 80 percent and 61 percent, respectively, of the company's anticipated subsequent year exposure for those currencies hedged.

1.	Organization and Significant Accounting Policies (continued)

Interest Rate Swap Agreement

The company is exposed to interest rate risk as a result of its floating rate borrowings under its revolving credit facility. The company uses interest rate swaps to manage this risk. As of December 31, 2006, the company had one interest rate swap outstanding in the amount of $25 million that expires in November 2010 (no interest rate swaps were outstanding on December 31, 2005).

The interest rate swap is designated and accounted for as a cash flow hedge of floating rate debt. A derivative interest rate asset in the amount of $0.1 million is recorded in other current assets as of December 31, 2006. Gains and losses on this instrument are recorded in accumulated other comprehensive loss, net of tax, until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive loss to the statement of earnings. The assessment of effectiveness for the interest rate swap is based on changes in floating rate interest rates. This swap has been determined to be perfectly effective.

Revenue recognition. The company recognizes revenue upon transfer of title, which generally occurs upon shipment of the product to the customer.

Contracts and customer purchase orders are used to determine the existence of a sales arrangement. Shipping documents are used to verify delivery. The company assesses whether the selling price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The company assesses collectibility based on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

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

Advertising. Advertising costs are charged to operations as incurred and amounted to $30.5, $24.4, and $23.7 million during 2006, 2005 and 2004, respectively.

Research and development. Research and development costs are charged to operations as incurred and amounted to $42.3, $36.0 and $35.9 million during 2006, 2005 and 2004, respectively.

Product warranties. The company’s products carry warranties that generally range from one to ten years and are based on terms that are generally accepted in the market. The company records a liability for the expected cost of warranty-related claims at the time of sale. The allocation of our warranty liability between current and long-term is based on expected warranty claims to be paid in the next year as determined by historical product failure rates.

The following table presents the company’s product warranty liability activity in 2006 and 2005:

Years ended December 31 (dollars in millions)	2006	2005
Balance at beginning of year	$52.4	$59.8
GSW acquisition	40.6	-
Expense	54.3	29.8
Claims settled	(48.6)	(37.2)

Balance at end of year	$98.7	$52.4

Warranty expense for 2005 included a net $4.0 million favorable adjustment at the Water Products segment resulting from a change in estimate due to a change in customer return policies partially offset by steel cost increases.

1.	Organization and Significant Accounting Policies (continued)

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

Stock-based compensation. Effective January 1, 2006, the company adopted SFAS No. 123(R), "Share-Based Payment" (SFAS 123(R)), using the modified-prospective transition method. Under that method compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. SFAS 123(R) had no impact on the company's financial position, statement of operations or cash flows at the date of adoption. SFAS 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. Compensation cost is recognized using the straight-line method over the vesting period of the award. Compensation expense related to stock options of $0.7 million was recognized in earnings in the year ended December 31, 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under prior literature. Excess tax deductions of $4.2 million were recognized as a financing cash flow in 2006. This requirement reduced net operating cash flows and increased net financing cash flows in periods after adoption. The amount of operating cash flows recognized for such excess tax deductions were $4.5 and $2.5 million in 2005 and 2004, respectively. The company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

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

Years ended December 31 (dollars in millions, except per share amounts)	2005	2004
Earnings:
As reported	$46.5	$35.4
Add: Stock-based employee compensation expense recorded for restricted stock awards, net of tax	2.7	0.9
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(3.8)	(2.9)

Pro forma	$45.4	$33.4

Earnings per share:
As reported:
Basic	$1.57	$1.21
Diluted	1.54	1.18
Pro forma:
Basic	$1.53	$1.14
Diluted	1.50	1.12

Except as mentioned above, there is no other impact of adopting SFAS 123 (R) versus SFAS No. 123.

Earnings per share of common stock. The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	2006	2005	2004
Denominator for basic earnings per share - weighted-average shares outstanding	30,406,088	29,704,635	29,279,100
Effect of dilutive stock options, restricted stock and share units	597,785	576,971	633,737

Denominator for diluted earnings per share	31,003,873	30,281,606	29,912,837

1.	Organization and Significant Accounting Policies (continued)

Restricted marketable securities. As described in Note 2, the company acquired GSW in 2006. GSW operated a captive insurance company to provide product liability and general liability insurance to its subsidiary American Water Heater Co. (American). The company has decided to cover American's prospective liability exposures with its existing insurance programs and all product liability claims for events which occurred prior to July 1, 2006 will be financed by the captive. The reinsurance company restricts the amount of capital which must be maintained by the captive and this restricted amount is $37.7 million at December 31, 2006. The $37.7 million of restricted money market instruments are included in other assets on the company's balance sheet at December 31, 2006. The cost of the money market instruments approximates fair value.

Recent accounting pronouncements. In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs." The statement requires abnormal amounts of inventory costs related to amounts of idle freight, handling costs and spoilage to be recognized as current period expenses. The standard was adopted by the company on January 1, 2006. Adoption of the statement did not have a material impact on the company's consolidated financial statements as the company's historic policy has been to account for inventory costs in a manner consistent with the provisions of this statement.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47) to clarify the guidance included in SFAS No. 143, "Accounting for Asset Retirement Obligations". FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. If amounts cannot be reasonably estimated, certain disclosures will be required about the unrecognized asset retirement obligations. FIN 47 was adopted by the company in 2005. Adoption of this statement did not have a material impact on the company’s consolidated financial position.

In June 2006, the FASB issued Interpretation No. 48, (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The company will be required to adopt this interpretation as of January 1, 2007. The cumulative affect of adopting FIN 48 will be recorded in retained earnings. Management is evaluating the requirements of FIN 48 and expects adoption will not have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS No. 157 will be effective for the company beginning in 2008. The company is assessing the potential impact that the adoption of SFAS No. 157 will have on its consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132 (R)." SFAS No. 158 requires that the company recognize the overfunded or underfunded status of its defined benefit and retiree medical plans as an asset or liability in the balance sheet as of December 31, 2006, with changes in the funded status recognized through comprehensive income in the year in which they occur. As further discussed in Note 11, the company adopted SFAS No. 158 effective December 31, 2006. SFAS No. 158's provisions regarding the change in the measurement date of postretirement benefit plans are not applicable as the company already uses a measurement date of December 31 for its benefit plans.

2.	Acquisitions

On April 3, 2006, the company acquired GSW, a publicly traded Canadian-based manufacturer which operates in two business segments: water heaters and building products. The water heating segment manufactures and markets water heaters sold in the U.S. and Canada through its American and GSW Water Heater subsidiaries. The addition of GSW to the company’s existing water heater operations expands the company’s share of the growing retail channel of the U.S. residential water heater market as well as increasing its presence in the Canadian residential water heater market. On December 19, 2006, the company sold the building products segment for $11.4 million subject to adjustment based on final working capital balances. For accounting purposes, the building products business is reported as a discontinued operation.

2.	Acquisitions (continued)

The aggregate purchase price, net of $39.3 million of cash acquired, was $307.7 million. This was comprised of $339.3 million for the outstanding stock and $7.7 million of acquisition costs principally incurred in 2005 and included in other assets at December 31, 2005. In addition, $36.9 million of payments were made for change in control provisions and tax liabilities assumed.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The company is in the process of finalizing third-party appraisal of property, plant and equipment and valuation of certain intangible assets and, therefore, the allocation of the purchase price is subject to refinement. The non-deductible goodwill has been recorded within the Water Products segment. Of the $79.5 million of acquired intangible assets, $36.0 million was assigned to indefinite-lived trademarks that are not subject to amortization and $43.5 million was assigned primarily to customer relationships which have amortization periods ranging from 10 to 25 years.

April 3, 2006 (dollars in millions)
Current assets, net of cash acquired	$157.3
Current assets held for sale	13.3
Property, plant and equipment	60.8
Intangible assets	79.5
Goodwill	187.4
Other assets	36.8

Total assets acquired	535.1
Current liabilities	134.0
Current liabilities held for sale	4.4
Long-term liabilities	89.0

Total liabilities assumed	227.4

Net assets acquired	$307.7

The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations have been included in the company's financial statements from the April 3, 2006 date of acquisition.

The pro forma unaudited results of operations for the years ended December 31, 2006 and 2005, respectively, assuming consummation of the purchase as of January 1, 2005, are as follows (dollars in millions except per share data):

	Years ended December 31,
	2006	2005
Net sales	$2,290.8	$2,167.3
Earnings from continuing operations	80.2	64.6
Net earnings	80.2	66.0
Earnings per common share:
Basic
Continuing operations	$2.64	$2.17
Discontinued operations	-	0.05

Net	$2.64	$2.22

Diluted
Continuing operations	$2.59	$2.13
Discontinued operations	-	0.05

Net	$2.59	$2.18

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

2.	Acquisitions (continued)

In November 2005, the company acquired Yueyang Zhongmin Special Electrical Machinery Co., Ltd. (Yueyang), a manufacturer of hermetic motors located in Yueyang City, Hunan Province, China. The total cost of the acquisition was $17.9 million including fixed future payments of $1.4 million which were made in 2006 as well as potential future payments not to exceed $1.7 million subject to reductions for claims the company may make if there are any breaches of the representations and warranties made by the selling shareholders under the acquisition agreement. This cost exceeded the fair value of the net assets acquired by $10.6 million which was recorded as goodwill in the Electrical Products segment.

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

The respective purchase prices for the Yueyang and Taicang acquisitions were allocated to the assets acquired and liabilities assumed based upon current estimates of their respective fair values at the date of acquisition. The operating results of these companies have been included in the company’s consolidated financial statements since the dates of acquisition. The pro forma effect of the Yueyang acquisition would not be significant to operating results in 2005.

3.	Restructuring and Other Charges

Electrical Products Restructuring and Related Charges

In June 2005, Electrical Products closed the motor operation in Bray, Ireland which supplied large commercial hermetic motors to European air conditioning and refrigeration customers. Pre-tax restructuring and related charges of $7.0 million were recognized in 2005 related to the Bray plant closure. No tax deduction was available in Ireland for restructuring costs. The Bray closure was substantially complete as of December 31, 2005.

In 2005 the company recognized $5.4 million in charges for additional restructuring initiatives associated with product repositioning programs at our domestic motor plants. Those activities were substantially complete as of December 31, 2005.

In 2006, $7.3 million of expense was recognized for the continuation of domestic repositioning activities. The majority of the charge is related to the closure of our McMinnville, TN, motor fabrication plant which is expected to be completed in early 2007. The company does not expect to recognize any significant additional charges for this plant closure. Included in this amount is an asset impairment charge of $0.8 million. Additionally, a pretax charge of $1.6 million was recognized for the closure of the Taizhou, China plant which was closed in the fourth quarter of 2006.

The following table presents an analysis of the company’s Electrical Products restructuring reserve as of and for the years ended December 31, 2006 and 2005 (dollars in millions):

	Severance Costs	Lease Cancellation Costs	Asset Impairment	Other	Total
Balance at December 31, 2004	$-	$-	$-	$-	$-
Expense recognized	6.9	1.8	3.2	0.5	12.4
Cash payments	(5.7)	(0.3)	-	(0.5)	(6.5)
Asset disposal	-	-	(2.7)	-	(2.7)

Balance at December 31, 2005	1.2	1.5	0.5	-	3.2
Expense recognized	3.6	(0.1)	5.4	-	8.9
Cash payments	(3.3)	(1.4)	(0.4)	-	(5.1)

Balance at December 31, 2006	$1.5	$-	$5.5	$-	$7.0

3.	Restructuring and Other Charges (continued)

Other Charges – Tower Automotive, Inc.

The company was the primary lessee on a facility lease in Corydon, Indiana related to a business sold to Tower Automotive, Inc. (Tower) in 1997. The company entered into a sublease arrangement with Tower in 1997 with the same terms and conditions as the company lease. Tower filed for bankruptcy on February 2, 2005 and subsequently notified the company that it would reject the sublease arrangement effective October 1, 2005. In order to minimize costs, the company purchased the Corydon facility for $4.5 million on October 11, 2005. The company recognized $0.4 million and $1.2 million expense in 2006 and 2005, respectively, related to facility maintenance and the company's estimate of its ultimate net loss upon disposition of this facility.

Other Charges – Previously Owned Businesses

In the fourth quarter of 2005, the company recognized $3.0 million of expense associated with retained liabilities of previously owned businesses which were sold by the company between 1997 – 2001. The majority of the $3.0 million expense related to revised estimates for certain environmental liability exposure ($1.6 million) as well as a revised estimate for certain employee benefit litigation matters ($1.1 million). The company recognized additional expense of $0.3 million in 2006 related to the settlement of an environmental liability.

4.	Statement of Cash Flows

Supplemental cash flow information is as follows:

Years ended December 31 (dollars in millions)	2006	2005	2004
Net change in current assets and liabilities, net of acquisitions:
Receivables	$(15.7)	$7.6	$(44.9)
Inventories	(28.6)	12.1	12.9
Other current assets	1.5	1.3	(2.5)
Trade payables	31.2	43.5	14.3
Accrued liabilities, including payroll and benefits	1.9	7.9	(9.5)
Income taxes	(11.4)	6.3	5.6

	$(21.1)	$78.7	$(24.1)

5.	Inventories

December 31 (dollars in millions)	2006	2005
Finished products	$191.1	$145.9
Work in process	66.4	48.5
Raw materials	110.6	86.0

Inventories, at FIFO cost	368.1	280.4
LIFO reserve	70.8	55.0

	$297.3	$225.4

6.	Property, Plant and Equipment

December 31 (dollars in millions)	2006	2005
Land	$12.4	$9.3
Buildings	176.7	148.5
Equipment	695.7	620.7
Software	33.8	26.7

	918.6	805.2
Less accumulated depreciation and amortization	491.4	448.3

	$427.2	$356.9

7.	Goodwill

The company concluded that no impairment existed at the time of the annual impairment tests which were performed in the fourth quarter of 2006, 2005 and 2004, respectively. The two reporting units used to test goodwill for impairment are Water Products and Electrical Products.

Changes in the carrying amount of goodwill during the years ended December 31, 2006 and 2005, consisted of the following:

(dollars in millions)	Water Products	Electrical Products	Total
Balance at December 31, 2004	$68.6	$235.2	$303.8
Acquisition of businesses (see Note 2)	-	10.6	10.6
Adjustment to 2002 acquisition (see Note 12)	(1.4)	-	(1.4)

Balance at December 31, 2005	67.2	245.8	313.0
Acquisition of businesses (see note 2)	187.4	-	187.4
Adjustment to 2002 acquisition (see Note 12)	(1.0)	-	(1.0)
Currency translation adjustment	0.3	-	0.3

Balance at December 31, 2006	$253.9	$245.8	$499.7

8.	Debt and Lease Commitments

December 31 (dollars in millions)	2006	2005
Bank credit lines, average year-end interest rate of 6.1% for 2006 and 4.8% for 2005	$2.1	$1.9

Revolving credit agreement borrowings, average year-end interest rate of 5.8% for 2006	65.5	-

Commercial paper, average year-end interest rate of 5.5% for 2006 and 4.3% for 2005	125.1	5.1

Term notes with insurance companies, expiring through 2018, average year-end interest rate of 6.1% for 2006 and 6.1% for 2005	142.0	148.9

Other notes, expiring through 2012, average year-end interest rate of 3.7% for 2006 and 2.6% for 2005	12.5	13.4

Canadian revolving credit agreement borrowings, average year-end interest rate of 4.9% for 2006	66.1	-

Canadian term notes with insurance companies, expiring through 2018, average year-end interest rate of 5.3% for 2006	25.7	-

	439.0	169.3
Less long-term debt due within one year	6.9	6.9

Long-term debt	$432.1	$162.4

The company has a $425 million multi year multi-currency revolving credit agreement with a group of ten banks, which expires on February 17, 2011. Borrowings under the company's bank credit lines and commercial paper borrowings are supported by the revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt at December 31, 2006 and 2005. At its option, the company maintains either cash balances or pays fees for bank credit and services.

On April 3, 2006, the company's Canadian subsidiary issued $30 million (Canadian) in term notes with two insurance companies. The notes expire in 2018 and carry an average interest rate of 5.3%.

Scheduled maturities of long-term debt within each of the five years subsequent to December 31, 2006, are as follows: 2007-$6.9; 2008 - $15.6; 2009-$17.5; 2010-$21.1; 2011-$277.3 million.

8.	Debt and Lease Commitments (continued)

Future minimum payments under non-cancelable operating leases relating mostly to office, manufacturing and warehouse facilities total $51.2 million and are due as follows: 2007–$15.4; 2008–$10.0; 2009–$6.4; 2010–$4.5; 2011-$3.0, and thereafter – $11.9 million. Rent expense, including payments under operating leases, was $25.6, $24.9 and $25.2 million in 2006, 2005 and 2004, respectively.

Interest paid by the company was $24.9, $13.0, and $13.5 million in 2006, 2005 and 2004, respectively.

9.	Stockholders’ Equity

The company’s authorized capital consists of 3 million shares of Preferred Stock $1 par value, 14 million shares of Class A Common Stock $5 par value, and 60 million shares of Common Stock $1 par value. The Common Stock has equal dividend rights with Class A Common Stock and is entitled, as a class, to elect 25 percent of the Board of Directors and has 1/10th vote per share on all other matters. Class A Common Stock is convertible to Common Stock on a one for one basis.

During 2006, 2005 and 2004, 193,975, 22,757 and 8,018 shares, respectively, of Class A Common Stock were converted into Common Stock. Regular dividends paid on the Class A Common Stock and Common Stock amounted to $.66, $.64 and $.62 per share in 2006, 2005 and 2004, respectively.

At December 31, 2006, 32,595 and 1,832,696 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock. At December 31, 2005, 32,595 and 2,103,468 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

Accumulated other comprehensive loss is as follows:

December 31 (dollars in millions)	2006	2005
Cumulative foreign currency translation adjustments	$(0.1)	$2.3
Unrealized net gain on cash flow derivative instruments	10.8	16.5
Additional minimum pension liability	(140.2)	(155.2)

	$(129.5)	$(136.4)

10.	Stock Based Compensation

The company adopted the A. O. Smith Combined Executive Incentive Compensation Plan (the “plan”) effective January 1, 2002. The plan superseded and replaced two predecessor incentive compensation plans. The plan provides for the issuance of 1.5 million stock options, restricted stock or share units. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. Additionally, any shares that would have been available for stock options, restricted stock or share unit grants under either of the predecessor plans, if such plans were in effect, will be available for granting of share based awards under the plan. The options granted in 2006 have three year pro rata vesting from date of grant. Of the 175,600 options granted in 2005, 26,900 become exercisable one year from date of grant and 148,700 become exercisable with three year pro rata vesting from date of grant. Of the 228,300 options granted in 2004, 71,700 became exercisable one year from date of grant and 156,600 become exercisable with three year pro rata vesting from date of grant. For active employees, all options granted in 2006, 2005 and 2004 expire ten years after date of grant. The number of shares available for granting of options or share units at December 31, 2006, was 275,550. Upon stock option exercise, restricted stock grant or share unit vesting, shares are issued from Treasury stock.

10. Stock Based Compensation (continued)

Stock options

Changes in option shares, all of which are Common Stock, were as follows:

					(dollars in millions)
	Weighted-Avg. Per Share Exercise Price				Aggregate Intrinsic Value
		Years Ended December 31
		2006	2005	2004
Outstanding at beginning of year	$22.75	1,920,850	2,641,200	2,724,600

Granted
2006--$36.03 per share	36.03	18,000
2005--$27.58 to $29.20 per share			175,600
2004--$23.98 to $35.29 per share				228,300

Exercised
2006--$13.56 to $29.83 per share	22.70	(494,950)			$10.8
2005--$13.56 to $29.03 per share			(885,050)		11.6
2004--$13.56 to $18.31 per share				(311,700)	6.3

Terminated
2005--$24.64 to $28.70 per share		-	(10,900)	-

Outstanding at end of year
(2006--$13.56 to $36.03 per share)	22.98	1,443,900	1,920,850	2,641,200

Exercisable at end of year	22.25	1,274,567	1,640,850	2,412,900

The aggregate intrinsic value for the outstanding and exercisable options as of December 31, 2006 is $21.1 million and $19.5 million, respectively. The average remaining contractual life for outstanding and exercisable options is 6 years.

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and exercisable at December 31, 2006:

Range of Exercise Prices	Options Outstanding at December 31, 2006	Weighted- Average Exercise Price	Options Exercisable at December 31, 2006	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
$13.56	123,375	$13.56	123,375	$13.56	4 years
$15.14 to $18.33	431,150	15.47	431,150	15.47	5 years
$23.98 to $36.03	889,375	27.93	720,042	27.79	7 years

	1,443,900		1,274,567

The weighted-average fair value per option at the date of grant during 2006, 2005 and 2004, using the Black-Scholes option-pricing model, was $12.94, $10.82 and $9.68, respectively. Assumptions were as follows:

	2006	2005	2004
Expected life (years)	6.4	6.6	6.5
Risk-free interest rate	4.4%	4.2%	4.0%
Dividend yield	2.2%	2.2%	2.2%
Expected volatility	38.0%	39.9%	43.3%

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

10.	Stock Based Compensation (continued)

Restricted stock and share units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 21,000, and 120,000 share units under the plan in 2006 and 2005, respectively. The company granted 15,000 and 149,000 shares of restricted stock in 2005 and 2004, respectively. The restricted stock and share units were valued at $0.8, $3.9 and $3.9 million at the date of issuance in 2006, 2005 and 2004, respectively, and will be recognized as compensation expense ratably over the three-year vesting period. Compensation expense of $2.3, $4.3 and $1.5 million was recognized in 2006, 2005 and 2004, respectively. Share based compensation expense in 2005 included $1.8 million of expense associated with the accelerated vesting of restricted stock and share unit awards for certain executives who retired in 2005.

A summary of restricted stock and share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Outstanding at January 1, 2006	313,034	$27.61
Granted	21,000	36.03
Vested	(66,199)	28.57

Outstanding at December 31, 2006	267,835	$28.03

Total compensation expense for restricted stock and share units not yet recognized is $2.5 million at December 31, 2006. The weighted average period over which the expense is expected to be recognized is one year.

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

11.	Pension and Other Post-retirement Benefits (continued)

Obligations and Funded Status

2006 Pension and Post-Retirement Disclosure Information Under FASB Statements 132 and 158

The following tables present the changes in benefit obligations, plan assets and funded status for domestic pension and post-retirement plans and the components of net periodic benefit costs.

	Pension Benefits		Post-retirement Benefits
Years ended December 31 (dollars in millions)	2006	2005	2006	2005
Accumulated Benefit Obligation (ABO) at December 31	$794.1	$797.4	N/A	N/A

Change in benefit obligations (PBO)
PBO at beginning of year	$(821.6)	$(779.5)	$(18.9)	$(17.8)
Service cost	(10.3)	(9.2)	(0.2)	(0.2)
Interest cost	(46.6)	(46.7)	(1.0)	(1.0)
Participant contributions	-	-	(0.6)	(0.5)
Plan amendments	(0.9)	(1.0)	-	-
Actuarial gains (losses) including assumption changes	17.2	(41.4)	0.8	(1.3)
Benefits paid	60.8	56.2	2.3	1.9
Acquired plan	(20.0)	-	-	-

PBO at end of year	$(821.4)	$(821.6)	$(17.6)	$(18.9)

Change in Fair Value of Plan Assets
Plan assets at beginning of year	$687.1	$667.9	$-	$-
Actual return on plan assets	79.5	45.0	-	-
Contribution by the company	5.5	30.4	1.7	1.4
Participant contributions	-	-	0.6	0.5
Benefits paid	(60.8)	(56.2)	(2.3)	(1.9)
Acquired plan	12.2	-	-	-

Plan assets at end of year	$723.5	$687.1	$-	$-

Funded status	$(97.9)	$(134.5)	$(17.6)	$(18.9)

Amount recognized in the statement of financial position
Noncurrent assets	$-	$1.5	$-	$-
Current liabilities	-	-	(1.6)	(1.6)
Non-current liabilities	(97.9)	(110.4)	(16.0)	(16.6)

Net pension liability at end of year	$(97.9)*	$(108.9)	$(17.6)	$(18.2)

Amounts recognized in Accumulated Other Comprehensive Loss Before Tax
Net actuarial loss/(gain)	$230.9	$256.6	$(0.2)	$-
Prior service cost	0.4	-	0.1	-

Total recognized in accumulated other comprehensive loss	$231.3	$256.6	$(0.1)	$-

*	In addition the company has recorded a pension liability of $0.6 and an accumulated loss of $0.5 for a foreign pension plan.

11.	Pension and Other Post-retirement Benefits (continued)

	Pension Benefits			Post-retirement Benefits
Years ended December 31 (dollars in millions)	2006	2005	2004	2006	2005	2004
Net periodic benefit cost
Service cost	$10.3	$9.2	$8.6	$0.2	$0.2	$0.2
Interest cost	46.6	46.7	46.3	1.0	1.0	1.0
Expected return on plan assets	(60.2)	(61.2)	(64.9)	-	-	-
Amortization of unrecognized:
Net actuarial loss (gain)	14.7	10.0	3.6	-	-	(0.1)
Prior service cost	0.5	0.4	0.4	-	-	(0.1)

Defined-benefit plan cost (income)	11.9	5.1	(6.0)	$1.2	$1.2	$1.0

Various U.S. defined contribution plans cost	4.6	4.4	3.7

	$16.5	$9.5	$(2.3)

The estimated net actuarial loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2007 are $13.7 million and $0.4 million, respectively. The estimated net actuarial loss and prior service cost for the post-retirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2007 are each less than $0.1 million.

Incremental Effect of Applying SFAS No. 158

	Pension Benefits	Post-retirement Benefits
	2006	2006
Before Application of Statement SFAS No. 158
Intangible asset (pension)	$1.0	$-
Deferred income tax asset	27.1	6.9
Liability for pension benefits	70.5	17.7
Accumulated other comprehensive loss	(202.9)	-

Adjustments for SFAS No. 158
Intangible asset (pension)	(1.0)	-
Deferred income tax asset	11.1	-
Liability for pension benefits	27.4	(0.1)
Accumulated other comprehensive loss	(28.4)	0.1

After Application of SFAS No. 158
Intangible asset (pension)	-	-
Deferred income tax asset	38.2	6.9
Liability for pension benefits	97.9	17.6
Accumulated other comprehensive loss	(231.3)	0.1

The 2006 after tax adjustment for additional minimum pension liability resulted in other comprehensive income of $15.0 million.

Assumptions

Actuarial assumption used to determine benefit obligations at December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2006	2005	2006	2005
Discount rate	5.90%	5.75%	5.90%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

11.	Pension and Other Post-retirement Benefits (continued)

Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
Years ended December 31	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	6.00%	6.25%	5.75%	6.00%	6.25%
Expected long-term return on plan assets	8.75%	8.75%	9.00%	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

In developing the expected long-term rate of return assumption, the company evaluated its pension plan’s target and actual asset allocation and historical long-term rates of return of equity and bond indices. The company also considered its pension plan’s historical 10-year and 25-year compounded annualized returns of 9.9 percent and 12.7 percent, respectively.

Assumed health care cost trend rates

Assumed health care cost trend rates as of December 31 are as follows:

	2006	2005
Health care cost trend rate assumed for next year	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2011

A one-percentage-point change in the assumed health care cost trend rates would not result in a material impact on the company’s consolidated financial statements.

Plan Assets

The company’s pension plan weighted asset allocations as of December 31 by asset category are as follows:

Asset Category	2006	2005
Equity securities	70%	70%
Debt securities	24	24
Private equity	3	4
Other	3	2

	100%	100%

The company’s target allocation to equity managers is between 60 to 70 percent with the remainder allocated primarily to bond managers and a small allocation to private equity managers. The company regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.

There is no company stock included in plan assets at December 31, 2006 and 2005.

Cash Flows

The company is not required to contribute to its pension plans in 2007, but it may elect to make a contribution during the year.

11.	Pension and Other Post-retirement Benefits (continued)

Estimated Future Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years ending December 31 (dollars in millions)	Pension Benefits	Post- retirement Benefits
2007	$56.5	$1.7
2008	55.5	1.8
2009	54.7	1.8
2010	54.6	1.9
2011	54.3	1.9
Years 2012 – 2016	271.6	10.4

12.	Income Taxes

The components of the provision for income taxes from continuing operations consisted of the following:

Years ended December 31 (dollars in millions)	2006	2005	2004

Current:
Federal	$18.0	$13.2	$(0.8)
State	3.4	2.3	1.3
International	3.8	3.3	3.9
Deferred:
Federal	0.5	3.0	7.1
State	0.4	0.8	0.7
International	2.5	(0.4)	(0.1)

	$28.6	$22.2	$12.1

The provision for income taxes differs from the U.S. federal statutory rate due to the following items:

Years ended December 31	2006	2005	2004

Provision at U.S. federal statutory rate	35.0%	35.0%	35.0%
State income and franchise taxes, net of federal benefit	2.4	3.8	2.6
International income tax rate differential	(10.1)	(6.2)	(12.5)
Research tax credits	-	(0.7)	-
U.S. manufacturing deduction	(0.3)	(0.3)	-
Other	0.3	0.7	0.4

	27.3%	32.3%	25.5%

Components of earnings from continuing operations before income taxes were as follows:

Years ended December 31 (dollars in millions)	2006	2005	2004

United States	$59.3	$52.2	$23.2
International	45.5	16.5	24.3

	$104.8	$68.7	$47.5

Total taxes paid (tax refunds received) by the company amounted to $37.3, $6.9 and $(2.1) million in 2006, 2005 and 2004, respectively. Included in the 2006 taxes paid are $9.2 million of net tax payments for the companies acquired in 2006 relating to periods before the acquisition.

No provision for U.S. income taxes or foreign withholding taxes has been made on the undistributed earnings of foreign subsidiaries as such earnings are considered to be permanently invested. At December 31, 2006, the undistributed earnings amounted to $135.2 million. Determination of the amount of unrecognized deferred tax liability on the undistributed earnings is not practicable. In addition, no provision or benefits for U.S. income taxes have been made on foreign currency translation gains or losses.

12.	Income Taxes (continued)

The tax effects of temporary differences of assets and liabilities between income tax and financial reporting are as follows:

December 31 (dollars in millions)
	2006		2005
	Assets	Liabilities	Assets	Liabilities
Employee benefits	$49.3	$-	$61.9	$-
Product liability and warranties	59.7	-	32.5	-
Inventories	5.8	-	1.1	-
Property, plant and equipment	-	41.4	-	32.2
Intangibles	-	75.5	-	43.2
Derivative instruments	-	6.8	-	10.9
Tax loss and credit carryovers	12.1	-	10.7	-
All other	3.2	-	1.0	-
Valuation allowance	(4.7)	-	(7.6)	-

	$125.4	$123.7	$99.6	$86.3

Net asset	$1.7		$13.3

These deferred tax assets and liabilities are classified in the balance sheet as current or long-term based on the balance sheet classification of the related assets and liabilities as follows:

December 31 (dollars in millions)	2006	2005
Current deferred income tax assets	$22.3	$9.9
Long-term deferred income tax assets (liabilities)	(20.6)	3.4

Net asset	$1.7	$13.3

The company has foreign net operating loss carryovers with tax benefits of $7.4 million. Of the $7.4 million of tax benefits, $3.0 million have an unlimited carryover period and $4.4 million expire between 2007 and 2012. Based on future realizability, a valuation allowance of $3.6 million has been established against the foreign net operating loss carryover tax benefits.

The company also has state and local net operating loss carryovers having a tax value of $3.5 million and state and local tax credit carryovers of $1.2 million. The majority of these carryovers expire between 2010 and 2024. Based on future realizability, a valuation allowance of $1.1 million has been established against the state and local carryover tax benefits.

During 2006 and 2005, the valuation allowance was decreased and goodwill decreased by $1.0 million and $1.4 million, respectively, to reflect expected utilization of tax benefits previously acquired with the State Industries, Inc. acquisition in 2001. The valuation allowance was also decreased by $2.0 million in 2006 to reflect expiration of federal capital loss carryovers previously acquired with the State Industries, Inc. acquisition and by $0.3 million to reflect expiration of foreign net operating loss carryovers. Also, the valuation allowance was increased by $0.4 million for the current year tax benefits of foreign loss carryovers that are not expected to be utilized.

In China, foreign investment enterprises engaged in manufacturing activities are granted favorable tax treatment during start-up periods. The enterprises are granted a two-year tax exemption and a three-year 50% tax rate reduction beginning with the enterprise's first profit making year. In 2006 three of the company's China subsidiaries benefited from the favorable tax treatment. The consolidated earnings would have been $0.09 per share lower without the tax holiday.

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

The company is currently involved as a potentially responsible party (PRP) in judicial and administrative proceedings initiated on behalf of various state and federal regulatory agencies seeking to clean up 10 sites which have been environmentally impacted (the “sites”) and to recover costs they have incurred or will incur as to the sites. At the end of the fourth quarter of 2006, the company closed its files regarding two such sites because neither regulatory agencies nor any other parties are pursuing further action with respect to the sites at this time.

It is impossible at this time to estimate the total cost of remediation for the sites or the company’s ultimate share of those costs, primarily because the sites are in various stages of the remediation process and issues remain open at many sites concerning the selection and implementation of the final remedy, the cost of that remedy and the company’s liability at a site relative to the liability and viability of the other PRPs. The company has established reserves for the sites in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such cleanups when those costs are capable of being reasonably estimated. To the best of the company’s knowledge, the reserves it has established, $0.8 million and $1.0 million at December 31, 2006 and 2005, respectively, and insurance proceeds that are available to the company are sufficient to cover the company’s liability. The company further believes its insurers have the financial ability to pay any such covered claims, and there are viable PRPs at each of the sites which have the financial ability to pay their respective shares of liability at the sites. The company believes that any environmental claims in excess of reserves, insurance proceeds and indemnified amounts will not have a material effect on its financial position or results of operations.

Like many other companies in recent years, the company or its subsidiaries have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos integrated into certain of the company’s or its subsidiaries’ products or premises. The company and its subsidiaries have never manufactured asbestos. The company and its subsidiaries have made no payment in a substantial majority of the cases closed to date. The remainder of the resolved cases have settled for amounts that are not material to the company, and the costs of defense and settlements have been supported in part by insurance. At present, the company and its subsidiaries are defendants in lawsuits involving claims by approximately 72,310 plaintiffs. Typically these lawsuits name from 50 to 100 other companies as defendants along with the company or its subsidiaries. The complaints do not identify any products of the company, or specify the amount of damages claimed. In addition, the complaints do not allege which claimants, if any, were exposed to asbestos attributed to the company’s or its subsidiaries’ products or premises, nor the extent, if any, to which such claimants have been harmed.

The company is a defendant in lawsuits alleging manganese-induced illness involving claims by approximately 5,513 plaintiffs. In each instance, the company is one of numerous defendants. The claimants in these lawsuits allege that exposure to manganese in welding consumables caused them to develop adverse neurological conditions, including a condition known as manganism, and are seeking compensatory and, in many instances, punitive damages, usually for unspecified sums. Many of the lawsuits are single plaintiff cases, but some multi-claimant lawsuits have been filed. The company manufactured welding consumables from 1918 until it sold that business to another company in 1965. The company has not been found liable in any of the lawsuits and has not paid any settlements. The costs of defense have been paid by insurance.

With respect to non-environmental claims, the company has self-insured a portion of its product liability loss exposure and other business risks for many years. The company has established reserves which it believes are adequate to cover incurred claims. For the years ended December 31, 2006 and 2005, the company had $125 million of product liability insurance for individual losses in excess of $5 million. The company periodically reevaluates its exposure on claims and makes adjustments to its reserves as appropriate.

14.	Operations by Segment

The company has two reportable segments: Water Products and Electrical Products. The Water Products segment manufactures residential gas and electric water heaters as well as commercial water heating equipment used in a wide range of applications including hotels, laundries, car washes, factories and large institutions. In addition, the Water Products segment manufactures copper tube boilers used in large-volume hot water and hydronic heating applications. The Electrical Products segment manufactures fractional horsepower alternating current (AC) and direct current (DC) and integral horsepower motors used in fans and blowers in furnaces, air conditioners and ventilating systems; industrial applications such as material handling; as well as in other consumer products such as home appliances and pumps, swimming pools, hot tubs and spas. In addition, the Electrical Products segment manufactures hermetic motors which are sold worldwide to manufacturers of compressors used in air conditioning and refrigeration systems.

The accounting policies of the reportable segments are the same as those described in the "Summary of Significant Accounting Policies" outlined in Note 1. Inter-segment sales in 2004 have been excluded from segment revenues and are immaterial. Operating earnings, defined by the company as earnings before interest, taxes, general corporate and corporate research and development expenses, is used to measure the performance of the segments and allocate resources.

	Net Earnings			Net Sales
Years ended December 31 (dollars in millions)	2006	2005	2004	2006	2005	2004
Water Products	$122.4	$79.5	$36.8	$1,260.8	$833.3	$792.4
Electrical Products	48.1	42.3	51.5	905.9	861.0	860.7
Inter-segment	(0.1)	(0.1)	-	(5.4)	(5.1)	-

Total segments – operating earnings	170.4	121.7	88.3	$2,161.3	$1,689.2	$1,653.1

General corporate and research and development expenses	(40.7)	(40.0)	(27.3)
Interest expense	(24.9)	(13.0)	(13.5)

Earnings before income taxes	104.8	68.7	47.5
Provision for income taxes	(28.6)	(22.2)	(12.1)

Earnings from continuing operations	$76.2	$46.5	$35.4

There were no sales to customers exceeding 10% of consolidated net sales in 2006, 2005 or 2004.

Assets, depreciation and capital expenditures by segment

	Total Assets (December 31)			Depreciation and Amortization (Years Ended December 31)			Capital Expenditures (Years Ended December 31)
(dollars in millions)	2006	2005	2004	2006	2005	2004	2006	2005	2004
Water Products	$967.2	$447.0	$488.5	$29.5	$20.4	$19.8	$33.9	$21.9	$19.9
Electrical Products	768.2	742.5	738.4	30.9	31.8	33.3	33.4	28.4	27.9

Total segments	1,735.4	1,189.5	1,226.9	60.4	52.2	53.1	67.3	50.3	47.8
Corporate assets	104.5	103.2	87.1	0.5	0.6	0.8	0.9	0.3	0.6

Total	$1,839.9	$1,292.7	$1,314.0	$60.9	$52.8	$53.9	$68.2	$50.6	$48.4

Corporate assets consist primarily of cash and cash equivalents, deferred income taxes and derivative assets.

14.	Operations by Segment (continued)

Net sales and long-lived assets by geographic location

The following data by geographic area includes net sales based on product shipment destination and long-lived assets based on physical location. Long-lived assets include net property, plant and equipment and other long-term assets, other intangibles and long-lived assets of previously owned businesses.

	Long-lived Assets				Net Sales
(dollars in millions)	2006	2005	2004		2006	2005	2004

United States	$314.1	$227.5	$262.0	United States	$1,720.9	$1,400.6	$1,384.8

Mexico	110.3	108.3	111.0	China	154.2	106.8	79.9

China	61.2	56.2	38.5	Canada	137.3	64.5	53.2

Canada	49.0	1.2	1.4	Other Foreign	148.9	117.3	135.2

Other Foreign	7.9	7.1	11.1	Total	$2,161.3	$1,689.2	$1,653.1

Total	$542.5	$400.3	$424.0

15.	Quarterly Results of Operations (Unaudited)

(dollars in millions, except per share amounts)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2006	2005	2006	2005	2006	2005	2006	2005
Net sales	$459.2	$409.2	$594.5	$437.7	$564.0	$408.3	$543.6	$434.0
Gross profit	98.9	88.1	126.6	84.2	115.4	81.0	123.0	98.7
Net earnings	15.5	14.3	25.1	6.5	17.0	9.7	18.9	16.0
Net earnings per share
Basic	.51	.48	.83	.22	.56	.33	.62	.54
Diluted	.50	.48	.81	.22	.55	.32	.61	.52

Common dividends declared	.16	.16	.16	.16	.17	.16	.17	.16

Net earnings per share are computed separately for each period and, therefore, the sum of such quarterly per share amounts may differ from the total for the year. Fourth quarter 2005 net earnings included a $1.8 million LIFO benefit associated with lower inventory levels at Water Products.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The management of A. O. Smith Corporation, under the direction, supervision, and involvement of our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer have concluded that these disclosure controls and procedures were adequate and effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within those entities.

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

A. O. Smith Corporation management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. The acquisition of GSW occurred in April 2006, and has therefore been excluded from this assessment. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the company’s internal control over financial reporting is effective based on those criteria.

A. O. Smith Corporation’s independent registered public accounting firm has issued an audit report on our assessment of the company’s internal control over financial reporting. This report appears on page 47.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

A.O. Smith Corporation

We have audited management’s assessment, included in the accompanying Management Report on Internal Control, that A. O. Smith Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). A. O. Smith Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management Report on Internal Control, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of GSW Inc., which was acquired on April 3, 2006. The operations of the entities acquired in the GSW Inc. acquisition are included in the 2006 consolidated financial statements of A. O. Smith Corporation and constituted $520.8 million and $331.8 million of total and net assets, respectively, as of December 31, 2006, and $361.3 million and $11.5 million of net sales and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of A. O. Smith Corporation also did not include an evaluation of the internal control over financial reporting of the entities acquired in the GSW Inc. acquisition.

In our opinion, management’s assessment that A. O. Smith Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, A. O. Smith Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of A. O. Smith Corporation as of December 31, 2006 and 2005, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 1, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 1, 2007

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the headings “Election of Directors” and “Board Committees” as it relates to the Audit Committee and Report of the Audit Committee in the company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference. The information required regarding Executive Officers of the company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

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

The information included under the heading “Compliance with Section 16(a) of the Securities Exchange Act” in the company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information included under the heading “Executive Compensation” in the company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference, except for the information required by paragraphs (i), (k) and (l) of Item 402(a)(8) of Regulation S-K.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the headings “Principal Stockholders” and “Security Ownership of Directors and Management” in the company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included under the heading "Election of Directors" and “Compensation Committee Interlocks and Insider Participation” in the company's definitive Proxy Statement for the 2007 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of this Form and the Audit Committee’s pre-approval policy regarding the engagement of the principal accountant are incorporated herein by reference from the company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) under the heading “Report of the Audit Committee.”

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
		Form 10-K Page Number
1.	Financial Statements of the Company

	The following consolidated financial statements of A. O. Smith
	Corporation are included in Item 8:

	Consolidated Balance Sheets at December 31, 2006 and 2005	22

	For each of the three years in the period ended December 31, 2006:
	- Consolidated Statement of Earnings	23
	- Consolidated Statement of Comprehensive Earnings	23
	- Consolidated Statement of Cash Flows	24
	- Consolidated Statement of Stockholders' Equity	25

	Notes to Consolidated Financial Statements	26-45

2.	Financial Statement Schedules

	Schedule II - Valuation and Qualifying Accounts	53

	Schedules not included have been omitted because they are not applicable.

3.

Exhibits - see the Index to Exhibits on pages 50 - 51 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K are listed as Exhibits 10(a) through 10(h) in the Index to Exhibits.

Pursuant to the requirements of Rule 14a-3(b)(10) of the Securities Exchange Act of 1934, as amended, the company will, upon request and upon payment of a reasonable fee not to exceed the rate at which such copies are available from the Securities and Exchange Commission, furnish copies to its security holders of any exhibits listed in the Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description

(3)(i)		Restated Certificate of Incorporation of the corporation as amended October 10, 2000, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended June 30, 2006.

(3)(ii)		By-laws of the corporation as amended April 11, 2006, incorporated by reference to the quarterly on Form 10-Q for the quarter ended June 30, 2006.

(4)	(a)	Restated Certificate of Incorporation of the corporation as amended October 10, 2000, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended June 30, 2006.

(b)

Credit Agreement, dated as of February 17, 2006, among A. O. Smith Corporation, various financial institutions, M&I Marshall & Ilsley Bank, U.S. Bank National Association and Wells Fargo Bank, N.A., as Co-Documentation Agents, and Bank of America, N.A., as Administrative Agent, incorporated by reference to the Form 8K filed on February 23, 2006.

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

	(c)	A. O. Smith Combined Executive Incentive Compensation Plan, incorporated by reference as Exhibit A to the Proxy Statement filed on March 4, 2002, for the April 8, 2002, Annual Meeting of Stockholders.

	(d)	Executive Life Insurance Plan, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

	(e)	Corporate Directors' Deferred Compensation Plan, as amended, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

	(f)	Amendment to the Corporate Directors' Deferred Compensation Plan effective January 1, 2005, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

	(g)	Executive Supplemental Pension Plan incorporated by Reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

	(h)	Supplemental Profit Sharing Plan, incorporated by Reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

INDEX TO EXHIBITS (continued)

Exhibit Number	Description

(21)	Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 16, 2007.

(31.2)	Certification by the Executive Vice-President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 16, 2007.

(32)	Written Statement of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

A. O. SMITH CORPORATION

By:	/s/ Paul W. Jones
Paul W. Jones
Chief Executive Officer

Date: February 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 16, 2007 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Signature

PAUL W. JONES Chairman of the Board of Directors and Chief Executive Officer	/s/ Paul W. Jones Paul W. Jones

TERRY M. MURPHY Executive Vice President and Chief Financial Officer	/s/ Terry M. Murphy Terry M. Murphy

JOHN J. KITA Senior Vice President Corporate Finance and Controller	/s/ John J. Kita John J. Kita

RONALD D. BROWN Director	/s/ Ronald D. Brown Ronald D. Brown

WILLIAM F. BUEHLER Director	/s/ William F. Buehler William F. Buehler

WILLIAM P. GREUBEL Director	/s/ William P. Greubel William P. Greubel

ROBERT J. O'TOOLE Director	/s/ Robert J. O'Toole Robert J. O'Toole

BRUCE M. SMITH Director	/s/ Bruce M. Smith Bruce M. Smith

MARK D. SMITH Director	/s/ Mark D. Smith Mark D. Smith

IDELLE K. WOLF Director	/s/ Idelle K. Wolf Idelle K. Wolf

GENE C. WULF Director	/s/ Gene C. Wulf Gene C. Wulf

A. O. SMITH CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Years ended December 31, 2006, 2005 and 2004

Description	Balance at Beginning of Year	Charged to Costs and Expenses[1]	Acquisition of Businesses	Deductions[2]	Balance at End of Year

2006:
Valuation allowance for trade and notes receivable	$4.7	$0.3	$0.1	$(1.5)	$3.6

2005:
Valuation allowance for trade and notes receivable	4.6	0.3	0.2	(0.4)	4.7

2004:
Valuation allowance for trade and notes receivable	4.2	1.1	-	(0.7)	4.6

[1]	Provision based upon estimated collection.
[2]	Uncollectible amounts/expenditures or adjustments charged against the reserve.