Form 10-Q
period 2007-03-31
SMITH A O CORP
filed 2007-05-04
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-475

(Exact name of registrant as specified in its charter)

Delaware	39-0619790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11270 West Park Place, Milwaukee, Wisconsin	53224-9508
(Address of principal executive office)	(Zip Code)

(414)359-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

LARGE ACCELERATED FILER  ☒    ACCELERATED FILER  ☐    NON-ACCELERATED FILER  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No

Class A Common Stock Outstanding as of March 31, 2007 — 8,270,731 shares

Common Stock Outstanding as of March 31, 2007 — 22,529,131 shares

Index

A. O. Smith Corporation

PART 1 — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

Three Months ended March 31, 2007 and 2006

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended March 31
	2007	2006
Water Products	$355.4	$231.3
Electrical Products	223.0	229.2
Inter-segment sales	(1.2)	(1.3)

Net Sales	577.2	459.2
Cost of products sold	454.4	360.3

Gross Profit	122.8	98.9
Selling, general and administrative expenses	88.3	68.5
Restructuring and other charges	1.2	1.5
Interest expense	6.8	3.0
Other expense - net	0.2	4.4

	26.3	21.5
Provision for income taxes	6.8	6.0

Net Earnings	$19.5	$15.5

Earnings per Common Share
Basic	$0.64	$0.51

Diluted	$0.63	$0.50

Dividends per Common Share	$0.17	$0.16

See accompanying notes to unaudited condensed consolidated financial statements.

PART 1—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2007 and December 31, 2006

(dollars in millions)

	(unaudited) March 31, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$21.1	$25.8
Receivables	425.2	378.7
Inventories	298.1	297.3
Deferred income taxes	22.4	22.3
Other current assets	39.1	35.9

Total Current Assets	805.9	760.0
Property, plant and equipment	929.1	918.6
Less accumulated depreciation	505.7	491.4

Net property, plant and equipment	423.4	427.2
Goodwill	499.9	499.7
Other intangibles	87.2	87.8
Other assets	65.1	65.2

Total Assets	$1,881.5	$1,839.9

Liabilities
Current Liabilities
Trade payables	$286.7	$286.6
Accrued payroll and benefits	35.8	43.5
Accrued liabilities	66.3	68.3
Product warranties	33.4	32.0
Long-term debt due within one year	6.9	6.9

Total Current Liabilities	429.1	437.3
Long-term debt	459.5	432.1
Pension liabilities	101.3	98.5
Other liabilities	172.5	166.8
Deferred income taxes	13.5	20.6

Total Liabilities	1,175.9	1,555.3

Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 8,303,326	41.5	41.5
Common Stock, $1 par value: authorized 60,000,000 shares; issued 24,246,136	24.2	24.2
Capital in excess of par value	73.3	71.4
Retained earnings	746.7	732.3
Accumulated other comprehensive loss	(127.9)	(129.5)
Treasury stock at cost	(52.2)	(55.3)

Total Stockholders’ Equity	705.6	684.6

Total Liabilities and Stockholders’ Equity	$1,881.5	$1,839.9

See accompanying notes to unaudited condensed consolidated financial statements

PART 1—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months ended March 31, 2007 and 2006

(dollars in millions)

(unaudited)

	Three Months Ended March 31
	2007	2006
Operating Activities
Net earnings	$19.5	$15.5
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation and amortization	16.1	12.4
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	(59.0)	(32.5)
Noncurrent assets and liabilities	5.5	(0.8)
Other	0.9	0.7

Cash Used in Operating Activities	(17.0)	(4.7)

Investing Activities
Capital expenditures	(11.0)	(8.9)
Acquisition of business	—	(1.4)

Cash Used in Investing Activities	(11.0)	(10.3)

Financing Activities
Long-term debt incurred	27.9	31.2
Long-term debt retired	(2.1)	(2.1)
Net proceeds from common stock and option activity	2.7	4.1
Dividends paid	(5.2)	(4.9)

Cash Provided by Financing Activities	23.3	28.3

Net (decrease) increase in cash and cash equivalents	(4.7)	13.3
Cash and cash equivalents - beginning of period	25.8	24.0

Cash and Cash Equivalents - End of Period	$21.1	$37.3

See accompanying notes to unaudited condensed consolidated financial statements

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K.

2.	Acquisitions

On April 3, 2006, the company acquired GSW Inc. (GSW), a publicly traded Canadian-based water heater manufacturer. The aggregate purchase price for the outstanding stock was $339.3 million. The company is in the process of finalizing its third party appraisal of property, plant and equipment and its valuation of certain intangible assets and, therefore, the allocation of the purchase price is subject to refinement. The allocation is to be completed in the second quarter.

The pro forma unaudited results of operations for the three month period ended March 31, 2006 assuming consummation of the purchase as of January 1, 2006, is as follows (dollars in millions except per share data):

Pro Forma Three months ended March 31, 2006
Net sales	$588.7
Earnings from continuing operations	19.5
Net earnings	19.2
Earnings per common share:
Basic
Continuing operations	$0.64
Discontinued operations	(0.01)

Net	$0.63

Diluted
Continuing operations	$0.63
Discontinued operations	(0.01)

Net	$0.62

2.	Acquisitions (continued)

The pro forma results have been prepared for informational purposes only and include adjustments for depreciation expense of acquired plant and equipment, amortization of intangible assets other than goodwill and trademarks, increased interest expense on acquisition debt, and certain other adjustments, together with related income tax effects of such adjustments. Anticipated efficiencies from the consolidation of manufacturing and commercial activities and anticipated lower material costs related to the consolidation of purchasing have been excluded from the pro forma operating results. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchase been made as of the beginning of the period presented or of the results of operations that may occur in the future.

3.	Inventories (dollars in millions)

	March 31, 2007	December 31, 2006
Finished products	$210.2	$191.1
Work in process	64.9	66.4
Raw materials	106.2	110.6

	381.3	368.1
LIFO reserve	83.2	70.8

	$298.1	$297.3

4.	Restricted Marketable Securities

As described in Note 2, the company acquired GSW on April 3, 2006. GSW operated a captive insurance company (Captive) to provide product liability and general liability insurance to its subsidiary American Water Heater Company (American). The company has decided to cover American’s prospective liability exposures with its existing insurance programs and all product liability claims for events which occurred prior to July 1, 2006 will be financed by the Captive. The reinsurance company restricts the amount of capital which must be maintained by the Captive and this restricted amount was $37.8 million at March 31, 2007. The $37.8 million is invested in short-term securities and is included in other non-current assets on the company’s balance sheet at March 31, 2007. The cost of the short-term securities approximates fair value.

5.	Long-Term Debt

On February 17, 2006, in support of the GSW acquisition (see Note 2), the company completed a $425 million multi-currency revolving credit agreement with ten banks. The facility expires in 2011 and has an accordion provision which allows it to be increased up to $500 million. Borrowing rates under the facility are determined by the company’s leverage ratio.

Borrowings under the company’s bank credit lines and commercial paper borrowings are supported by the $425 million revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt.

6.	Product Warranties (dollars in millions)

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. The following table presents the company’s warranty liability activity for the three months ended March 31, 2007 and 2006, respectively.

	2007	2006
Balance at January 1	$98.7	$52.4
Expense	14.2	10.3
Claims settled	(12.8)	(9.7)

Balance at March 31	$100.1	$53.0

The product warranty reserve balance related to the GSW acquisition (see Note 2) was $40.6 million at the date of acquisition.

7.	Comprehensive Earnings (dollars in millions)

The company’s comprehensive earnings are comprised of net earnings, foreign currency translation adjustments, and realized and unrealized gains and losses on cash flow derivative instruments.

	Three Months Ended March 31
	2007	2006
Net Earnings	$19.5	$15.5
Other comprehensive earnings (loss):
Foreign currency translations adjustments	1.7	—
Unrealized net (loss) gain on cash flow derivative instruments less related income tax (benefit) provision: 2007 – $(0.1) and 2006 – $3.5	(0.1)	5.5

Comprehensive Earnings	$21.1	$21.0

8.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended March 31
	2007	2006
Denominator for basic earnings per share – weighted average shares	30,570,592	30,275,350
Effect of dilutive stock options	434,301	648,657

Denominator for diluted earnings per share	31,004,893	30,924,007

9.	Stock Based Compensation

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by shareholders in 2002. The plan provides for the issuance of 1,250,000 stock options, restricted stock or share units. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. Additionally, any shares that would have been available for stock options, restricted stock or share units under the predecessor plan, if that plan was in effect, will be available for granting of share based awards under the plan. The stock options granted in the three month periods ended March 31, 2007 and 2006, become exercisable three years from the date of grant. For active employees, all options granted in 2007 and 2006 expire ten years after date of grant. The number of shares available for granting of options or share units at March 31, 2007, was 1,295,475. Upon stock option exercise, restricted stock grant, or share unit vesting, shares are issued from Treasury stock.

Total stock based compensation cost recognized in the three month periods ended March 31, 2007 and 2006 was $1.9 million and $0.9 million, respectively.

Stock Options

Stock based compensation cost attributable to stock options in the three month periods ended March 31, 2007 and 2006 was $0.8 million and $0.3 million, respectively. Stock option expense recognized in the three month period ended March 31, 2007, included $0.5 million of expense associated with the accelerated vesting of stock option awards for certain executives who either retired or were retirement eligible in the first quarter of 2007.

Changes in option shares, all of which are Common Stock, were as follows for the three months ended March 31, 2007:

	Weighted-Avg. Per Share Exercise Price	Three Months Ended March 31, 2007	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2007	$22.98	1,443,900
Granted	38.76	152,800
Exercised	19.36	(102,250)

Outstanding at March 31, 2007	24.84	1,494,450	6 years	$20.0

Exercisable at March 31, 2007	$22.57	1,178,317	5 years	$18.4

9.	Stock Based Compensation (continued)

The weighted-average fair value per option at the date of grant during the three months ended March 31, 2007 and 2006, using the Black-Scholes option-pricing model, was $14.41 and $12.94, respectively. Assumptions were as follows:

	Three Months Ended March 31,
	2007	2006
Expected life (years)	6.5	6.4
Risk-free interest rate	4.7%	4.3%
Dividend yield	1.8%	2.2%
Expected volatility	36.1%	38.0%

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

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 63,600 and 21,000 shares of share units under the plan in the three month periods ended March 31, 2007 and 2006, respectively. The share units were valued at $2.5 million and $0.8 million at the date of issuance in 2007 and 2006, respectively, based on the company’s stock price at the date of grant and will be recognized as compensation expense ratably over the three-year vesting period. Share based compensation expense of $1.1 million and $0.6 million was recognized in the three month periods ended March 31, 2007 and 2006, respectively. Share based compensation expense recognized in the three month period ended March 31, 2007 included $0.6 million of expense associated with the accelerated vesting of restricted stock and share unit awards for certain executives who either retired or were retirement eligible in the first quarter of 2007.

A summary of restricted stock and share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Outstanding at January 1, 2007	267,835	$28.03
Granted	63,600	38.76
Vested	(14,835)	32.02

Outstanding at March 31, 2007	316,600	$30.00

10.	Pensions (dollars in millions)

The following table presents the components of the company’s net pension expense.

	Three Months Ended March 31
	2007	2006
Service cost	$2.7	$2.4
Interest cost	11.9	11.7
Expected return on plan assets	(14.9)	(14.9)
Amortization of unrecognized loss	3.5	3.6
Amortization of prior service cost	0.1	0.1

Defined benefit plan expense	$3.3	$2.9

The company is not required to contribute to its pension plans in 2007, but may elect to make a contribution during the year.

11.	Operations by Segment (dollars in millions)

	Three Months Ended March 31
	2007	2006
Net Sales
Water Products	$355.4	$231.3
Electrical Products	223.0	229.2
Inter-Segment	(1.2)	(1.3)

	$577.2	$459.2

Operating earnings
Water Products	$34.2	$25.9
Electrical Products(1)	10.2	13.6
Inter-Segment Earnings	(0.1)	(0.1)

	44.3	39.4
Corporate expenses (2),(3)	(11.2)	(14.9)
Interest expense	(6.8)	(3.0)

Earnings before income taxes	26.3	21.5
Provision for income taxes	6.8	6.0

Net earnings	$19.5	$15.5

(1) Includes pretax restructuring and other charges of	$1.2	$1.2
(2) Includes pretax restructuring and other charges of	$—	$0.3
(3) Includes a $4.3 million loss on foreign currency contracts in 2006 related to the GSW acquisition as described in Note 2.

12.	Restructuring and Other Charges

Electrical Products Restructuring and Other Costs

In 2006, $7.3 million of expense was recognized for the continuation of domestic repositioning activities. An additional $1.2 million of expense was recognized in the first quarter of 2007. The majority of the expense was related to the closure of our McMinnville, TN, motor fabrication plant which is expected to be completed in mid 2007. The company does not expect to recognize any significant additional charges for this plant closure. Included in this amount was an asset impairment charge of $0.8 million. Additionally, a pretax charge of $1.6 million was recognized in 2006 for the closure of the Taizhou, China plant in the fourth quarter.

The following table presents an analysis of the company’s Electrical Products restructuring reserve as of and for the three months ended March 31, 2007 (dollars in millions):

	Severance Costs	Asset Impairment	Total
Balance at December 31, 2006	$1.5	$5.5	$7.0
Expense recognized	0.5	0.7	1.2
Cash payments	(1.4)	—	(1.4)
Asset disposal	—	(0.2)	(0.2)

Balance at March 31, 2007	$0.6	$6.0	$6.6

13.	Income Taxes

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The provisions of FIN 48 were adopted by the Company on January 1, 2007. There was no cumulative effect of adoption recorded to retained earnings. The amount of unrecognized tax benefits at adoption was $7.6 million of which $7.0 million would impact the effective tax rate if recognized. Included in the opening balance of unrecognized tax benefits is $2.8 million related to tax positions for which it is possible that the total amount could significantly change in the next twelve months. This amount relates to the settlement of completed audits and the closing of open tax years. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of tax expense. At January 1, 2007 the Company had $0.8 million accrued as a long term liability for potential interest and penalties. As of January 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2002—2006, and to non-U.S. income tax examinations for the tax years 2001- 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 2000—2006.

PART I – FINANCIAL INFORMATION

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST THREE MONTHS OF 2007 COMPARED TO 2006

Net sales for the first quarter of 2007 were $577.2 million or $118.0 million higher than sales of $459.2 million in the first quarter of 2006, representing a 25.7 percent increase. The higher sales included $128.2 million from GSW, Inc. (GSW), a Canadian water heating company acquired on April 3, 2006.

Our 2007 first quarter gross profit margin of 21.3 percent was slightly lower than the 21.5 percent margin in the first quarter of 2006.

Selling, general and administrative (SG&A) expense for the first quarter of 2007 was $88.3 million or $19.8 million higher than the first quarter of 2006 with $15.2 million of the increase attributable to the GSW acquisition. The remainder of the increase was the result of higher expenses in our water heater business, primarily selling and advertising at our China operation and other corporate expenses.

Interest expense increased from $3.0 million in the first quarter of 2006 to $6.8 million in this year’s first quarter due to incremental debt incurred to finance the GSW acquisition.

Other expense was $0.2 million in the first quarter of 2007 compared with $4.4 million in the first quarter of 2006. The first quarter of 2006 included a pretax loss of $4.3 million on foreign currency contracts related to our GSW acquisition.

Our effective tax rate for the first quarter of 2007 was 25.8 percent and compares to a 28 percent rate in the same period last year. The 25.8 percent rate resulted from proportionally higher income from foreign operations where tax rates are significantly lower than our U.S. operations and incremental benefit from the research tax credit.

We have significant pension benefit costs and credits that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 8.75 percent in 2007, unchanged from 2006. The discount rate used to determine net periodic pension costs increased from 5.75 percent in 2006 to 5.9 percent in 2007. Pension expense in the first quarter of 2007 was $3.3 million or $0.4 million higher than the first quarter of 2006. Our pension costs are reflected in cost of products sold and selling, general and administrative expense.

Net earnings in the first quarter of 2007 were $19.5 million or $4.0 million higher than net earnings in the first quarter of 2006. On a diluted per share basis, first quarter earnings were $0.63 in 2007 compared with $0.50 in 2006. The first quarter of 2006 included a $3.1 million after-tax loss from foreign currency transactions related to the GSW acquisition.

Water Products

First quarter net sales for our Water Products segment were $355.4 million or $124.1 million higher than sales of $231.3 million in the same period last year. GSW sales of $128.2 million and an $8.7 million increase in sales at our China water heater operation more than offset a decline in the legacy water heater business caused by weakness in the residential housing market.

Operating earnings for our Water Products segment in the first quarter of 2007 increased to $34.2 million from $25.9 million in the first quarter of 2006. The contribution from the GSW acquisition more than offset the modest decline in the legacy business resulting from weakness in the residential marketplace. Operating profit margin was 9.6 percent in the first quarter compared with 11.2 percent in the first quarter of 2006. The lower operating margin was due to an increase in SG&A in the legacy business and the additional sales of GSW which are primarily to the lower-margin residential market.

Electrical Products

First quarter net sales for our Electrical Products segment were $223.0 million or $6.2 million lower than sales of $229.2 million in the same period last year. A decline of more than 10 percent in our HVAC market segment was only partially offset by improved pricing and a more than 20 percent increase in sales for our Asian operations.

Operating earnings for our Electrical Products segment in the first quarter declined to $10.2 million from $13.6 million in the first quarter of 2006. The earnings decline was due to lower volume and higher costs for raw materials which more than offset improved pricing and repositioning savings. Expense associated with domestic repositioning activities was $1.2 million in both the first quarters of 2007 and 2006. First quarter operating profit margin was 4.6 percent compared with 5.9 percent last year.

Outlook

We continued to experience reduced demand in a number of housing-related market segments and the soft markets and continued high raw material costs have overshadowed ongoing productivity improvements and cost reduction actions. Though we are concerned that the weak housing market may linger into the second half of the year, we remain confident we will achieve our previously announced earnings forecast for 2007 of between $2.75 and $2.95 per share.

Liquidity & Capital Resources

Our working capital was $376.8 million at March 31, 2007, $54.1 million greater than at December 31, 2006. The higher working capital investment was primarily due to sales related increases in receivables at both of our businesses. Cash used by operating activities during the first quarter of 2007 was $17.0 million compared with $4.7 million used by operating activities during the first quarter of 2006. The increase in cash used was due to additional working capital requirements as compared to one year ago. For the total year 2007, we expect cash provided by operating activities to be approximately $150 million.

Our capital expenditures totaled $11.0 million during the first quarter of 2007, compared with $8.9 million one year ago. We are projecting 2007 capital expenditures to be between $75 and $80 million and our depreciation and amortization expense projections for 2007 to be approximately $70 million. We believe that our present facilities and planned capital expenditures are sufficient to provide adequate capacity for our operations in 2007.

Our total debt increased $27.4 million from $439.0 million at December 31, 2006 to $466.4 million at March 31, 2007. Our leverage, as measured by the ratio of total debt to total capitalization, was 39.8% at the end of the first quarter up slightly from 39.1% at the end of last year. At March 31, 2007, we had available borrowing capacity of $137.4 million. We believe that the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

GSW, Inc (acquired last year) operated a captive insurance company (Captive) to provide product liability and general liability insurance to its subsidiary, American Water Heater Company. The reinsurance company restricts the amount of capital which must be maintained by the Captive. At March 31, 2007, the restricted amount of $37.8 million, is invested in short-term securities and is included in other non-current assets on our balance sheet.

On April 10, 2007, our board of directors declared a regular quarterly dividend of $.17 per share on our common stock and Class A common stock, which is payable on May 15, 2007 to shareholders of record on April 30, 2007.

Critical Accounting Policies

The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2006. We believe that at March 31, 2007 there has been no material change to this information.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (FIN 48) “Accounting for Uncertain Income Taxes—an interpretation of FASB No. 109.” We cannot make a reasonably reliable estimate as to the period of settlement of tax liabilities recorded upon the adoption of FIN 48. Accordingly, no changes have been recognized in our summary of contractual obligations presented in our Form 10-K for the year ended December 31, 2006. Please see Note 13 of Notes to Condensed Consolidated Financial Statements for further discussion.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS No. 157 will be effective for us beginning in 2008. We are assessing the potential impact that the adoption of SFAS No. 157 will have on our consolidated financial condition, results of operations or cash flows.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As is more fully described in our annual report on Form 10-K for the year ended December 31, 2006, we are exposed to various types of market risks, primarily currency and certain commodities. We monitor our risks in these areas on a continuous basis and generally enter into forward and futures contracts to minimize these exposures for periods of less than one year. Our company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The management of A. O. Smith Corporation, under the direction, supervision, and involvement of our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were adequate and effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within the organization.

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

PART II— OTHER INFORMATION

ITEM 1— LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 13 of the Notes to Consolidated Financial Statements in the company’s Form 10 – K Report for the year ended December 31, 2006, which is incorporated herein by reference.

ITEM 2— UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 13, 2007 the company’s board of directors approved a stock repurchase program authorizing the purchase of up to one million shares of the company’s common stock. During the first quarter of 2007 no shares were repurchased under the program.

ITEM 4— SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5— OTHER INFORMATION

None.

ITEM 6— EXHIBITS

Refer to the Exhibit Index on page 19 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

May 3, 2007	/s/ John J. Kita
John J. Kita
Senior Vice President
Corporate Finance & Controller

May 3, 2007	/s/ Terry M. Murphy
Terry M. Murphy
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.