Form 10-Q
period 2007-06-30
SMITH A O CORP
filed 2007-08-01
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

Class A Common Stock Outstanding as of June 30, 2007 — 8,259,035 shares

Common Stock Outstanding as of June 30, 2007 — 22,501,862 shares

Index

A. O. Smith Corporation

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

Three and Six Months ended June 30, 2007 and 2006

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Water Products	$354.2	$342.9	$709.7	$574.3
Electrical Products	258.5	254.1	481.5	483.3
Inter-segment sales	(1.2)	(2.5)	(2.5)	(3.9)

Net Sales	611.5	594.5	1,188.7	1,053.7
Cost of products sold	476.7	467.9	931.1	828.2

Gross Profit	134.8	126.6	257.6	225.5
Selling, general and administrative expenses	90.4	85.9	178.7	154.4
Restructuring and other charges	1.6	1.8	2.8	3.3
Interest expense	7.0	7.5	13.8	10.5
Other income	(0.5)	(4.8)	(0.3)	(0.4)

	36.3	36.2	62.6	57.7
Provision for income taxes	9.3	11.3	16.1	17.3

Earnings from continuing operations	27.0	24.9	46.5	40.4
Earnings from discontinued operations after tax	—	0.2	—	0.2

Net Earnings	$27.0	$25.1	$46.5	$40.6

Earnings per Common Share
Basic
Continuing operations	$0.88	$0.82	$1.52	$1.33
Discontinued operations	—	0.01	—	0.01

Net	$0.88	$0.83	$1.52	$1.34

Diluted
Continuing operations	$0.87	$0.80	$1.50	$1.30
Discontinued operations	—	0.01	—	0.01

Net	$0.87	$0.81	$1.50	$1.31

Dividends per Common Share	$0.17	$0.16	$0.34	$0.32

See accompanying notes to unaudited condensed consolidated financial statements

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2007 and December 31, 2006

(dollars in millions)

	(unaudited) June 30, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$30.1	$25.8
Receivables	424.6	378.7
Inventories	300.4	297.3
Deferred income taxes	26.7	22.3
Other current assets	40.2	35.9

Total Current Assets	822.0	760.0

Property, plant and equipment	941.0	918.6
Less accumulated depreciation	518.0	491.4

Net property, plant and equipment	423.0	427.2
Goodwill	513.3	499.7
Other intangibles	86.5	87.8
Other assets	65.4	65.2

Total Assets	$1,910.2	$1,839.9

Liabilities
Current Liabilities
Trade payables	$294.7	$286.6
Accrued payroll and benefits	41.9	43.5
Accrued liabilities	65.8	68.3
Product warranties	37.4	32.0
Long-term debt due within one year	6.9	6.9

Total Current Liabilities	446.7	437.3

Long-term debt	446.5	432.1
Pension liability	102.6	98.5
Other liabilities	176.8	166.8
Deferred income taxes	13.0	20.6

Total Liabilities	1,185.6	1,155.3

Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 8,291,630	41.5	41.5
Common Stock, $1 par value: authorized 60,000,000 shares; issued 24,257,832	24.3	24.2
Capital in excess of par value	74.5	71.4
Retained earnings	768.4	732.3
Accumulated other comprehensive loss	(129.4)	(129.5)
Treasury stock at cost	(54.7)	(55.3)

Total Stockholders’ Equity	724.6	684.6

Total Liabilities and Stockholders’ Equity	$1,910.2	$1,839.9

See accompanying notes to unaudited condensed consolidated financial statements

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Six Months ended June 30, 2007 and 2006

(dollars in millions)

(unaudited)

	Six Months Ended June 30
	2007	2006
Operating Activities
Net earnings	$46.5	$40.6
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	34.2	30.9
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	(48.9)	(30.6)
Noncurrent assets and liabilities	5.6	(11.1)
Other	0.9	1.5

Cash Provided by Operating Activities	38.3	31.3

Investing Activities
Capital expenditures	(28.3)	(24.8)
Acquisition of businesses	—	(329.0)
Proceeds from sale of investments	—	48.3
Purchase of investments	—	(36.0)

Cash Used in Investing Activities	(28.3)	(341.5)

Financing Activities
Long-term debt incurred	9.1	341.3
Long-term debt retired	(4.4)	(4.4)
Purchase of treasury stock	(5.2)	—
Other stock transactions	5.2	6.4
Dividends paid	(10.4)	(9.7)

Cash (Used in) Provided by Financing Activities	(5.7)	333.6

Cash Used in Discontinued Operations	—	(2.1)

Net increase in cash and cash equivalents	4.3	21.3
Cash and cash equivalents - beginning of period	25.8	24.0

Cash and Cash Equivalents - End of Period	$30.1	$45.3

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K.

2.	Acquisition

On April 3, 2006, the company acquired GSW Inc. (“GSW”), a publicly traded Canadian-based water heater manufacturer. The aggregate purchase price, net of $39.3 million cash acquired, was $307.7 million. This was comprised of $339.3 million for the outstanding stock of GSW and $7.7 million of acquisition costs.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition as finalized in the second quarter of 2007. The non-deductible goodwill has been recorded within the Water Products segment. Of the $78.8 million of acquired intangible assets, $32.1 million was assigned to indefinite-lived trademarks that are not subject to amortization and $46.7 million was assigned primarily to customer relationships which have amortization periods ranging from 10 to 25 years.

April 3, 2006 (dollars in millions)
Current assets, net of cash acquired	$157.6
Current assets held for sale	16.6
Property, plant and equipment	60.8
Intangible assets	78.8
Goodwill	196.6
Other assets	36.8

Total assets acquired	547.2
Current liabilities	144.5
Current liabilities held for sale	4.4
Long-term liabilities	90.6

Total liabilities assumed	239.5

Net assets acquired	$307.7

2.	Acquisition (continued)

The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations have been included in the company’s financial statements from the April 3, 2006 date of acquisition.

The pro forma unaudited results of operations for the six month period ended June 30, 2006 assuming consummation of the purchase as of January 1, 2006, are as follows (dollars in millions except per share data):

Six months ended June 30, 2006
Net sales	$1,183.2
Earnings from continuing operations	44.4
Net earnings	44.3
Earnings per common share:
Basic
Continuing operations	$1.46
Discontinued operations	—

Net	$1.46

Diluted
Continuing operations	$1.43
Discontinued operations	—

Net	$1.43

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

3.	Inventories (dollars in millions)

	June 30, 2007	December 31, 2006
Finished products	$207.8	$191.1
Work in process	66.3	66.4
Raw materials	109.5	110.6

	383.6	368.1
LIFO reserve	83.2	70.8

	$300.4	$297.3

4.	Goodwill

Changes in the carrying amount of goodwill during the six month period ended June 30, 2007 including the finalization of purchase price allocation associated with the GSW acquisition (see Note 2) consisted of the following (dollars in millions):

	Water Products	Electrical Products	Total
Balance at December 31, 2006	$253.9	$245.8	$499.7
Acquisition of business	9.2	—	9.2
Currency translation adjustment	4.4	—	4.4

Balance at June 30, 2007	$267.5	$245.8	$513.3

5.	Restricted Marketable Securities

As described in Note 2, the company acquired GSW on April 3, 2006. GSW operated a captive insurance company to provide product liability and general liability insurance to its subsidiary American Water Heater Company (“American”). The company has decided to cover American’s prospective liability exposures with its existing insurance programs and all product liability claims for events which occurred prior to July 1, 2006 will be financed by the captive. The reinsurance company restricts the amount of capital which must be maintained by the captive and this restricted amount is $38.0 million at June 30, 2007. The $38.0 million is invested in short-term securities and is included in other assets on the company’s balance sheet at June 30, 2007. The cost of the short-term securities approximates fair value.

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

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents the company’s warranty liability activity for the six-months ended June 30, 2007 and 2006, respectively and includes finalization of purchase price allocation associated with the GSW acquisition (see Note 2):

	2007	2006
Balance at January 1	$98.7	$52.4
GSW liability acquired	5.0	38.3
Expense	29.6	26.6
Claims settled	(25.5)	(23.2)

Balance at June 30	$107.8	$94.1

8.	Comprehensive Earnings (dollars in millions)

The company’s comprehensive earnings are comprised of net earnings, foreign currency translation adjustments, adjustments to minimum pension liability and post retirement obligations, and realized and unrealized gains and losses on cash flow derivative instruments.

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net earnings	$27.0	$25.1	$46.5	$40.6

Other comprehensive earnings (loss):
Foreign currency translation adjustments	1.5	(7.4)	3.1	(7.4)
Adjustment to additional minimum pension liability and post retirement obligation less related income tax benefit of $2.2	(3.5)	—	(3.5)	—
Unrealized net gains on cash flow derivative instruments less related income tax provision: 2007—$0.4 and $0.3, 2006 – $9.2 and $12.7	0.5	14.3	0.5	19.8

Comprehensive earnings	$25.5	$32.0	$46.6	$53.0

9.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Denominator for basic earnings per share—weighted average shares	30,631,789	30,399,110	30,601,360	30,337,572

Effect of dilutive stock options, restricted stock and share units	367,529	661,043	400,951	654,847

Denominator for diluted earnings per share	30,999,318	31,060,153	31,002,311	30,992,419

10.	Stock-Based Compensation

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by shareholders in 2002. The plan provides for the issuance of 1,250,000 stock options, restricted stock or share units. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. Additionally, any shares that would have been available for stock options, restricted stock or share units under the predecessor plan, if that plan was in effect, will be available for granting of share based awards under the plan. The stock options granted in the six month periods ended June 30, 2007 and 2006, become exercisable three years from the date of grant. For active employees, all options granted in 2007 and 2006 expire ten years after date of grant. The number of shares available for granting of options or share units at June 30, 2007, was 1,266,088. Upon stock option exercise, restricted stock grant, or share unit vesting, shares are issued from Treasury stock.

Total stock based compensation cost recognized in the three month periods ended June 30, 2007 and 2006 was $1.0 million and $0.9 million, respectively. Total stock based compensation cost recognized in the six month periods ended June 30, 2007 and 2006 was $2.9 million and $1.8 million, respectively.

Stock Options

Stock option compensation cost in the three month periods ended June 30, 2007 and 2006 was $0.3 million and $0.2 million, respectively. Stock option compensation cost recognized in the six month periods ended June 30, 2007 and 2006 was $1.1 million and $0.5 million, respectively. Stock option expense recognized in the six month period ended June 30, 2007, included $0.5 million of expense associated with the accelerated vesting of stock option awards for certain executives who either retired or were retirement eligible in the first quarter of 2007.

10.	Stock-Based Compensation (continued)

Changes in option shares, all of which are Common Stock, were as follows for the six months ended June 30, 2007:

	Weighted-Avg. Per Share Exercise Price	Six Months Ended June 30, 2007	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2007	$22.98	1,443,900
Granted	38.87	164,800
Exercised	20.72	(189,050)

Outstanding at June 30, 2007	24.79	1,419,650	6 years	$21.4

Exercisable at June 30, 2007	$22.14	1,091,517	5 years	$19.4

The weighted-average fair value per option at the date of grant during the six months ended June 30, 2007 and 2006, using the Black-Scholes option-pricing model, was $14.43 and $12.94, respectively. Assumptions were as follows:

	Six Months Ended June 30,
	2007	2006
Expected life (years)	6.5	6.4
Risk-free interest rate	4.7%	4.4%
Dividend yield	1.8%	2.2%
Expected volatility	36.0%	38.0%

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

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 68,600 and 21,000 shares of share units under the plan in the six month periods ended June 30, 2007 and 2006, respectively. The share units were valued at $2.7 million and $0.8 million at the date of issuance in 2007 and 2006, respectively, based on the company’s stock price at the date of grant and will be recognized as compensation expense ratably over the three-year vesting period. Restricted stock and share unit compensation expense of $0.7 million and $0.7 million was recognized in the three month periods ended June 30, 2007 and 2006, respectively. Restricted stock and share unit compensation expense of $1.8 million and $1.3 million was recognized in the six month period ended June 30, 2007 and 2006, respectively. Share based compensation expense recognized in the six month period ended June 30, 2007 included $0.6 million of expense associated with the accelerated vesting of restricted stock and share unit awards for certain executives who either retired or were retirement eligible in the first quarter of 2007.

10.	Stock-Based Compensation (continued)

A summary of restricted stock and share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Outstanding at January 1, 2007	267,835	$28.03
Granted	68,600	38.87
Vested	(14,835)	32.02

Outstanding at June 30, 2007	321,600	$30.16

11.	Pensions (dollars in millions)

The following table presents the components of the company’s net pension expense.

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Service cost	$2.5	$3.0	$5.2	$5.4
Interest cost	11.9	11.2	23.8	22.9
Expected return on plan assets	(15.2)	(15.0)	(30.1)	(29.9)
Amortization of net unrecognized loss	2.9	3.7	6.4	7.3
Amortization of prior service cost	0.2	0.2	0.3	0.3

Defined benefit plan expense	$2.3	$3.1	$5.6	$6.0

The company made contributions of $6.0 million and $9.0 million on June 1, 2007 and July 2, 2007, respectively. The company does not expect to make any further contributions in 2007.

12.	Operations by Segment (dollars in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net sales
Water Products	$354.2	$342.9	$709.7	$574.3
Electrical Products	258.5	254.1	481.5	483.3
Inter-segment sales	(1.2)	(2.5)	(2.5)	(3.9)

	$611.5	$594.5	$1,188.7	$1,053.7

Operating earnings
Water Products	$37.0	$33.2	$71.2	$59.1
Electrical Products (1)	18.2	16.6	28.4	30.1
Inter-segment earnings	—	(0.1)	(0.1)	(0.1)

	55.2	49.7	99.5	89.1
Corporate expenses (2)	(11.9)	(6.0)	(23.1)	(20.9)
Interest expense	(7.0)	(7.5)	(13.8)	(10.5)

Earnings before income taxes	36.3	36.2	62.6	57.7
Provision for income taxes	(9.3)	(11.3)	(16.1)	(17.3)

Earnings from continuing operations	$27.0	$24.9	$46.5	$40.4

(1) reflects pre-tax restructuring and other charges of:	$0.1	$1.8	$1.3	$3.0
(2) reflects pre-tax restructuring and other charges of:	$1.5	$—	$1.5	$0.3

13.	Restructuring and Other Charges

Electrical Products Restructuring and Other Costs

In 2007, $0.1 million and $1.3 million of expense was recognized in the three and six month periods ended June 30, 2007 for domestic repositioning activities. During the year ended December 31, 2006, $7.3 million of expense was recognized for the continuation of domestic repositioning activities. Additionally, a pretax charge of $1.6 million was recognized in 2006 for the closure of the Taizhou, China plant in the fourth quarter of 2006.

The following table presents an analysis of the company’s Electrical Products restructuring reserve as of and for the six months ended June 30, 2007 (dollars in millions):

	Severance Costs	Asset Impairment	Total
Balance at December 31, 2006	$1.5	$5.5	$7.0
Expense recognized	0.6	0.7	1.3
Cash payments	(2.0)	—	(2.0)
Asset disposal/write-down	—	(6.2)	(6.2)

Balance at June 30, 2007	$0.1	$—	$0.1

Other Charges

The company recognized $1.5 million in expense in the three month period ended June 30, 2007 to cover certain costs primarily related to previously owned real estate.

14.	Income Taxes

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The provisions of FIN 48 were adopted by the Company on January 1, 2007. There was no cumulative effect of adoption recorded to retained earnings. The amount of unrecognized tax benefits at adoption was $7.6 million of which $7.0 million would impact the effective tax rate if recognized. Included in the January 1, 2007 unrecognized tax benefits is $2.8 million related to tax positions for which it is possible that the total amount could significantly change in the next twelve months. This amount relates to the settlement of completed audits and the closing of open tax years. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of tax expense. At January 1, 2007, the Company had $0.8 million accrued as a long term liability for potential interest and penalties. As of January 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2002 - 2006, and to non-U.S. income tax examinations for the tax years 2001- 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 2000 - 2006.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST SIX MONTHS OF 2007 COMPARED TO 2006

Sales increased to a record $611.5 million, an increase of $17.0 million from sales of $594.5 million in the second quarter of 2006. Sales for the first half of 2007 were $1,188.7 million or $135.0 million higher than sales of $1,053.7 million in the same period last year. Continued strength in China and improved sales in global commercial markets accounted for most of the second quarter increase. The increase in first half sales was impacted by $128.2 million in 2007 first quarter sales from GSW, Inc. (GSW), a Canadian water heater company acquired on April 3, 2006.

Our gross profit margin in the second quarter of 2007 increased to 22.0 percent from 21.3 percent in the same period last year. The gross profit margin for the first half of 2007 was 21.7 percent compared with 21.4 percent in the first six months of 2006. The improvement in margins was due mostly to increased sales of higher margin products.

Selling, general and administrative expenses (SG&A) in the second quarter and first half of 2007 were higher than the same periods in 2006 by $4.5 million and $24.3 million, respectively. The increase in SG&A in the second quarter occurred in our water heater business and was due mostly to higher selling and advertising costs in support of increased sales. The increase in the first half SG&A was impacted by the aforementioned causes and included $15.2 million of first quarter 2007 SG&A attributable to the GSW acquisition.

Interest expense for the second quarter was $7.0 million or $0.5 million lower than the second quarter of 2006 due to lower debt levels in the second quarter of 2007. Interest expense for the first half of 2007 was $13.8 million or $3.3 million higher than the comparable period in 2006 due to acquisition related financing costs incurred for the entire first half of 2007 versus only the second quarter in 2006.

We have significant pension benefit costs and credits that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 8.75 percent in 2007, unchanged from 2006. The discount rate used to determine net periodic pension costs increased from 5.75 percent in 2006 to 5.9 percent in 2007. Pension expense in the second quarter of 2007 was $2.3 million or $0.8 million lower than the second quarter of 2006. Pension expense for the first half of 2007 was $5.6 million and compares to $6.0 million in the first half of 2006. Total pension expense for 2007 is expected to be $11.2 million. Our pension costs are reflected in cost of products sold and selling, general and administrative expense.

Our effective tax rate for the second quarter of 2007 was 25.7 percent and compares to a 31.2 percent rate in the same period last year. The effective tax rate for the first half of 2007 was 25.7 percent compared to 30.0 percent in the same period of 2006. The projected full year tax rate for 2007 of 25.7 percent compares to the actual 2006 full year rate of 27.3 percent. The lower rates in 2007 resulted from proportionately higher income from foreign operations in China where tax rates are significantly lower than our U.S. operations and incremental benefit from the research tax credit.

Net earnings in the second quarter of 2007 were $27.0 million or $0.87 per share compared with $25.1 million or $0.81 per share in the second quarter of 2006. Second quarter net earnings in 2006 included $0.2 million or $0.01 per share for discontinued operations related to the Building Products business of GSW which was sold in the fourth quarter of 2006. Also included in the second quarter of 2006 was a $3.2 million after tax foreign currency gain associated with the GSW acquisition. This gain, which was recorded as other income, offset a first quarter loss on foreign currency contracts of approximately the same amount. Our net earnings for the first six months of 2007 were $46.5 million or $1.50 per share and compared to net earnings of $40.6 million or $1.31 per share.

Water Products

Second quarter sales for our Water Products segment were $354.2 million in 2007 or $11.3 million higher than the second quarter of 2006 reflecting higher volumes for commercial water heaters and higher sales at our China water heater facility. First half sales in 2007 were $709.7 million or $135.4 million higher than the same period in 2006. The higher sales were due to an additional three months of GSW sales in 2007 and increased volume in China.

Operating earnings for our Water Products segment were $37.0 million in the second quarter of 2007 or $3.8 million higher than earnings of $33.2 million in the same quarter of 2006. The increased earnings resulted from higher sales of higher margin products. First half operating earnings in 2007 were $71.2 million or $12.1 million higher than earnings of $59.1 million in the same period of 2006. The higher earnings in 2007 were due primarily to an additional three months of GSW earnings.

Electrical Products

Second quarter sales for our Electrical Products segment were $258.5 million, slightly higher than 2006 second quarter sales of $254.1 million. The increase in sales was due mostly to higher volume for distribution and commercial hermetic motor products and improved pricing to offset higher raw material costs, which more than offset lower sales for the residential hermetic, pump and home appliance markets. Year-to-date sales for this segment were $481.5 million, slightly lower than sales of $483.3 million in the first half of 2006.

Operating earnings for our Electrical Products segment in the second quarter were $18.2 million or 9.6 percent higher than 2006 second quarter earnings of $16.6 million. The increase in earnings was due to lower restructuring expense and savings from repositioning and cost reduction activities that offset the impact of lower volume. First half operating earnings in 2007 were $28.4 million and were slightly lower than 2006 first half earnings of $30.1 million as lower volume was only partially offset by lower restructuring expense and savings from repositioning and cost reduction activities.

Outlook

We believe the domestic housing market will remain weak for the foreseeable future. This weakness has partially offset the strength of our commercial and Chinese businesses as well as the positive impact of the company’s ongoing cost reduction activities.

Nonetheless, on the strength of our performance through the first six months of the year and continued confidence in our plan we narrowed and raised our earnings forecast for 2007 to a range of $2.85 to $3.00 per share.

Liquidity & Capital Resources

Our working capital was $375.3 million at June 30, 2007, $52.6 million greater than at December 31, 2006. The higher working capital investment was primarily due to sales related increases in receivables at both of our businesses. Cash provided by operations during the first half of 2007 was $38.3 million compared with $31.3 million during the same period last year as a result of higher earnings and depreciation and amortization. For the total year 2007, we expect cash provided by operations to be approximately $150 million.

Our capital expenditures totaled $28.3 million during the first six months, compared with $24.8 million during the same period last year. We are projecting total 2007 capital expenditures to be between $75 and $80 million and our depreciation and amortization expense projections for 2007 to be approximately $70 million. Included in the capital spending plan for the second half of this year is approximately $5 million associated with the previously announced plant expansion at our Nanjing, China water products company operation. We believe that our present facilities and planned capital expenditures are sufficient to provide adequate capacity for our operations in 2007.

In February 2006, we completed a $425 million multi-currency credit facility with ten banks. The facility expires in February 2011, and it has an accordion provision which allows it to be increased up to $500 million. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, and we were in compliance with the covenants at the end of June.

Borrowing on our bank credit lines and commercial paper borrowings are supported by the credit facility and are classified as long-term debt due to the long term nature of the credit facility.

Our total debt increased $14.4 million from $439.0 million at December 31, 2006 to $453.4 million at June 30, 2007. Our leverage, as measured by the ratio of total debt to total capitalization, was 38.5% at the end of the first half of 2007 down slightly from 39.1% at the end of last year. At June 30, 2007, we had available borrowing capacity of $149.6 million. We believe that the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

GSW, (acquired last year) operated a captive insurance company (Captive) to provide product liability and general liability insurance to its subsidiary, American Water Heater Company. The reinsurance company restricts the amount of capital which must be maintained by the Captive. At June 30, 2007, the restricted amount of $38.0 million is invested in short-term securities and is included in other non-current assets on our balance sheet.

During the second quarter, we repurchased 135,000 shares of our common stock under a previously announced board authorized program to repurchase 1 million shares. Through June 30, 2007 we have repurchased 135,000 shares at an average cost of $38.78 per share.

On July 10, 2007, our board of directors increased the regular quarterly dividend to $0.18 per share on our common stock and Class A common stock, an increase of 6%. The dividend is payable on August 15, 2007 to shareholders of record on July 31, 2007.

Critical Accounting Policies

The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2006. We believe that at June 30, 2007 there has been no material change to this information.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (FIN 48) “Accounting for Uncertain Income Taxes - an interpretation of FASB No. 109.” We cannot make a reasonably reliable estimate as to the period of settlement of tax liabilities recorded upon the adoption of FIN 48. Accordingly, no changes have been recognized in our summary of contractual obligations presented in our Form 10-K for the year ended December 31, 2006. Please see Note 14 of Notes to Condensed Consolidated Financial Statements for further discussion.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As is more fully described in our annual report on Form 10-K for the year ended December 31, 2006, we are exposed to various types of market risks, primarily currency and certain commodities. Our quantitative and qualitative disclosures about market risk have not materially changed since that report was filed. We monitor our risks in these areas on a continuous basis and generally enter into forward and futures contracts to minimize these exposures for periods of less than one year. Our company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2007. Based upon their evaluation of these disclosures controls and procedures, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2007 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward Looking Statements

This filing contains statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include the following: significant volatility in raw material prices; competitive pressures on the company’s businesses; instability in the company’s electric motor and water products market segments; weakening in housing construction; or adverse changes in general economic conditions.

Forward-looking statements included in this filing are made only as of the date of this filing, and we are under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 13 of the Notes to Consolidated Financial Statements in the company’s Form 10-K Report for the year ended December 31, 2006, which is incorporated herein by reference.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 13, 2007, the company’s board of directors approved a stock repurchase program authorizing the purchase of up to one million shares of the company’s common stock. This stock repurchase authorization remains effective until terminated by the company’s board of directors. The following table sets forth the number of shares of common stock the company repurchased during the second quarter of 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
April 11- April 30, 2007	25,000	38.47	25,000	975,000
May 1 - May 31, 2007	110,000	38.90	110,000	865,000
June 1 - June 30, 2007	—		—	865,000
Total	135,000		135,000

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the company’s annual meeting of stockholders on April 9, 2007 the following items were voted on: the election of directors, the approval of the adoption of the A. O. Smith Combined Incentive Compensation Plan and the reservation of 1,250,000 shares of Common Stock under the Plan and the ratification of Ernst & Young LLP as the independent registered public accounting firm of the company for 2007.

1.	Election of Directors

Class A Common Stock Directors	Votes For	Votes Withheld
Ronald D. Brown	8,232,223	1,084
William F. Buehler	8,232,223	1,084
Paul W. Jones	8,232,043	1,264
Bruce M. Smith	8,223,619	9,688
Mark D. Smith	8,226,073	7,234
Gene C. Wulf	8,232,223	1,084

Common Stock Directors	Votes For	Votes Withheld
William P. Greubel	18,374,091	1,610,743
Robert J. O’Toole	18,138,426	1,846,408
Idelle K. Wolf	18,259,626	1,725,208

2.	Approval of the Adoption of the A. O. Smith Combined Incentive Compensation Plan and the Reservation of 1,250,000 Shares of Common Stock under the Plan

Combined Class Vote	Votes For	Votes Against	Broker Abstentions
Class A Common Stock (1 vote) and
Common Stock (1/10th vote)	9,708,283	187,369	43,472

3.	Ratification of Ernst & Young LLP as Independent Registered Public Accounting Firm

Combined Class Vote	Votes For	Votes Against	Broker Abstentions
Class A Common Stock (1 vote) and
Common Stock (1/10th vote)	10,171,337	58,640	1,813

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Refer to the Exhibit Index on page 23 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

August 1, 2007	/s/ John J. Kita
John J. Kita
Senior Vice President Corporate Finance & Controller

August 1, 2007	/s/ Terry M. Murphy
Terry M. Murphy
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	A. O. Smith Combined Incentive Compensation Plan (incorporated by reference to Exhibit A to A. O. Smith Corporation’s definitive proxy statement on Schedule 14A for the A. O. Smith Corporation Annual Meeting of Stockholders held April 9, 2007 (File No. 1-475)).

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.