Form 10-Q
period 2007-09-30
SMITH A O CORP
filed 2007-10-31
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-475

(Exact name of registrant as specified in its charter)

Delaware	39-0619790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11270 West Park Place, Milwaukee, Wisconsin	53224-9508
(Address of principal executive office)	(Zip Code)

(414)359-4000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑   Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

LARGE ACCELERATED FILER   ☑     ACCELERATED FILER   ☐     NON-ACCELERATED FILER   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐   Yes    ☑   No

Class A Common Stock Outstanding as of September 30, 2007—8,254,935 shares

Common Stock Outstanding as of September 30, 2007—22,610,215 shares

Index

A. O. Smith Corporation

PART 1—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

Three and Nine Months ended September 30, 2007 and 2006

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Water Products	$334.5	$344.2	$1,044.2	$918.4
Electrical Products	220.1	220.7	701.6	704.0
Inter-segment sales	(1.1)	(0.9)	(3.6)	(4.7)

Net Sales	553.5	564.0	1,742.2	1,617.7
Cost of products sold	433.4	448.6	1,364.5	1,276.8

Gross Profit	120.1	115.4	377.7	340.9
Selling, general and administrative expenses	84.6	82.8	263.3	237.2
Restructuring and other charges	0.3	2.8	3.1	6.1
Interest expense	6.8	7.3	20.6	17.8
Other (income) expense—net	(0.7)	0.4	(1.0)	—

	29.1	22.1	91.7	79.8
Provision for income taxes	4.4	5.5	20.5	22.8

Earnings from continuing operations	24.7	16.6	71.2	57.0
Earnings from discontinued operations after tax	—	0.4	—	0.6

Net Earnings	$24.7	$17.0	$71.2	$57.6

Earnings per Common Share
Basic
Continuing operations	$0.80	$0.55	$2.32	$1.88
Discontinued operations	—	0.01	—	0.02

Net	$0.80	$0.56	$2.32	$1.90

Diluted
Continuing operations	$0.79	$0.54	$2.29	$1.84
Discontinued operations	—	0.01	—	0.02

Net	$0.79	$0.55	$2.29	$1.86

Dividends per Common Share	$0.18	$0.17	$0.52	$0.49

See accompanying notes to unaudited condensed consolidated financial statements

PART 1—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2007 and December 31, 2006

(dollars in millions)

	(unaudited) September 30, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$36.3	$25.8
Receivables	406.9	378.7
Inventories	280.3	297.3
Deferred income taxes	26.0	22.3
Other current assets	32.1	35.9

Total Current Assets	781.6	760.0
Property, plant and equipment	953.5	918.6
Less accumulated depreciation	530.9	491.4

Net property, plant and equipment	422.6	427.2
Goodwill	515.1	499.7
Other intangibles	87.4	87.8
Other assets	65.9	65.2

Total Assets	$1,872.6	$1,839.9

Liabilities
Current Liabilities
Trade payables	$274.2	$286.6
Accrued payroll and benefits	44.4	43.5
Accrued liabilities	68.0	68.3
Product warranties	37.4	32.0
Long-term debt due within one year	9.6	6.9

Total Current Liabilities	433.6	437.3
Long-term debt	417.1	432.1
Pension liabilities	96.3	98.5
Other liabilities	171.9	166.8
Deferred income taxes	13.6	20.6

Total Liabilities	1,132.5	1,155.3

Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 8,287,530 and 8,306,180	41.4	41.5
Common Stock, $1 par value: authorized 60,000,000 shares; issued 24,261,932 and 24,243,282	24.3	24.2
Capital in excess of par value	75.9	71.4
Retained earnings	787.6	732.3
Accumulated other comprehensive loss	(134.0)	(129.5)
Treasury stock at cost	(55.1)	(55.3)

Total Stockholders’ Equity	740.1	684.6

Total Liabilities and Stockholders’ Equity	$1,872.6	$1,839.9

See accompanying notes to unaudited condensed consolidated financial statements

PART 1—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Nine Months ended September 30, 2007 and 2006

(dollars in millions)

(unaudited)

	Nine Months Ended September 30
	2007	2006
Operating Activities
Earnings from continuing operations	$71.2	$57.0
Adjustments to reconcile earnings from continuing operations to cash provided by operating activities:
Depreciation and amortization	50.4	44.3
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	(25.3)	(41.0)
Noncurrent assets and liabilities	(2.6)	1.5
Other	1.1	1.9

Cash Provided by Operating Activities	94.8	63.7

Investing Activities
Capital expenditures	(41.5)	(41.1)
Acquisition of businesses	—	(342.3)
Proceeds from sale of investments	—	53.3
Purchase of investments	—	(41.0)

Cash Used in Investing Activities	(41.5)	(371.1)

Financing Activities
Long-term debt incurred	—	328.1
Long-term debt repaid	(29.4)	(4.4)
Purchase of treasury stock	(7.8)	—
Other stock transactions	10.3	7.3
Dividends paid	(15.9)	(14.9)

Cash (Used in) Provided by Financing Activities	(42.8)	316.1
Cash Used in Discontinued Operations	—	(0.3)

Net increase in cash and cash equivalents	10.5	8.4
Cash and cash equivalents—beginning of period	25.8	24.0

Cash and Cash Equivalents—End of Period	$36.3	$32.4

See accompanying notes to unaudited condensed consolidated financial statements

PART 1—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K.

2.	Acquisition

On April 3, 2006, the company acquired GSW Inc. (GSW), a publicly traded Canadian-based water heater manufacturer. The aggregate purchase price, net of $39.3 million cash acquired, was $307.7 million. This was comprised of $339.3 million for the outstanding stock of GSW and $7.7 million of acquisition costs.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition as finalized in the second quarter of 2007 except for a third quarter 2007 adjustment to deferred taxes of $1.8 million. The non-deductible goodwill has been recorded within the Water Products segment. Of the $78.8 million of acquired intangible assets, $32.1 million was assigned to indefinite-lived trademarks that are not subject to amortization and $46.7 was assigned primarily to customer relationships which have amortization periods ranging from 10 to 25 years.

April 3, 2006 (dollars in millions)
Current assets, net of cash acquired	$157.2
Current assets held for sale	16.6
Property, plant and equipment	60.8
Intangible assets	78.8
Goodwill	194.8
Other assets	36.8

Total assets acquired	545.0
Current liabilities	144.5
Current liabilities held for sale	4.4
Long-term liabilities	88.4

Total liabilities assumed	237.3

Net assets acquired	$307.7

2.	Acquisition (continued)

The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations have been included in the company's financial statements from the April 3, 2006 date of acquisition.

The pro forma unaudited results of operations for the nine month period ended September 30, 2006 assuming consummation of the purchase as of January 1, 2006, are as follows (dollars in millions except per share data):

Nine months ended September 30, 2006
Net sales	$1,747.2
Earnings from continuing operations	61.0
Net earnings	61.3
Earnings per common share:
Basic
Continuing operations	$2.01
Discontinued operations	.01

Net	$2.02

Diluted
Continuing operations	$1.97
Discontinued operations	—

Net	$1.97

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

3.	Inventories (dollars in millions)

	September 30, 2007	December 31, 2006
Finished products	$188.0	$191.1
Work in process	61.5	66.4
Raw materials	112.0	110.6

	361.5	368.1
LIFO reserve	81.2	70.8

	$280.3	$297.3

4.	Goodwill

Changes in the carrying amount of goodwill during the nine month period ended September 30, 2007 consisted of the following (dollars in millions):

	Water Products	Electrical Products	Total
Balance at December 31, 2006	$253.9	$245.8	$499.7
Acquisition of business	7.4	—	7.4
Currency translation adjustment	8.0	—	8.0

Balance at September 30, 2007	$269.3	$245.8	$515.1

5.	Restricted Marketable Securities

As described in Note 2, the company acquired GSW on April 3, 2006. GSW operated a captive insurance company to provide product liability and general liability insurance to its subsidiary American Water Heater Company ("American"). The company has decided to cover American's prospective liability exposures with its existing insurance programs and all product liability claims for events which occurred prior to July 1, 2006 will be financed by the captive. The reinsurance company restricts the amount of capital which must be maintained by the captive and this restricted amount is $38.5 million at September 30, 2007. The $38.5 million is invested in short-term securities and is included in other assets on the company's balance sheet at September 30, 2007. The cost of the short-term securities approximates fair value.

6.	Long-Term Debt

On February 17, 2006, in support of the GSW acquisition (see Note 2), the company completed a $425 million multi-currency revolving credit agreement with ten banks. The facility expires in 2011 and has an accordion provision which allows the company to increase the revolving credit facility up to an aggregate maximum of $500 million, subject to the satisfaction of certain conditions, including the company not being in default under the revolving credit facility and the identification of lenders willing to provide the additional commitments. Borrowing rates under the facility are determined by the company's leverage ratio.

On April 3, 2006, the company's Canadian subsidiary issued $30 million (Canadian) in term notes with two insurance companies. The notes expire in 2018 and carry an average interest rate of 5.3%.

Borrowings under the company's bank credit lines and commercial paper borrowings are supported by the $425 million revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt.

7.	Product Warranties (dollars in millions)

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. Such accruals are based on historical experience and management's estimate of the level of future claims. The following table presents the company's warranty liability activity for the nine-months ended September 30, 2007 and 2006, respectively.

	2007	2006
Balance at January 1	$98.7	$52.4
GSW liability acquired (see Note 2)	5.0	38.3
Expense	40.5	40.2
Claims settled	(38.4)	(35.4)

Balance at September 30	$105.8	$95.5

8.	Comprehensive Earnings (dollars in millions)

The company’s comprehensive earnings are comprised of net earnings, foreign currency translation adjustments, adjustments to minimum pension liability and post retirement obligations, and unrealized gains and losses on cash flow derivative instruments.

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net earnings	$24.7	$17.0	$71.2	$57.6
Other comprehensive earnings (loss): Foreign currency translation adjustments	—	2.1	3.2	(5.4)
Adjustment to additional minimum pension liability and post retirement obligation less related income tax benefit of $2.2	—	—	(3.5)	—
Unrealized net gains (losses) on cash flow derivative instruments less related income tax provision (benefit): 2007 – $(3.0) and $(2.7), 2006 – $(5.9) and $6.8	(4.7)	(9.3)	(4.2)	10.6

Comprehensive earnings	$20.0	$9.8	$66.7	$62.8

9.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Denominator for basic earnings per share—weighted average shares	30,707,969	30,449,372	30,637,287	30,375,249
Effect of dilutive stock options, restricted stock and share units	462,048	585,025	450,496	631,641

Denominator for diluted earnings per share	31,170,017	31,034,397	31,087,783	31,006,890

10.	Stock-Based Compensation

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the "plan") effective January 1, 2007. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by shareholders in 2002. The plan provides for the issuance of 1,250,000 stock options, restricted stock or share units. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. Additionally, any shares that would have been available for stock options, restricted stock or share units under the predecessor plan, if that plan was in effect, will be available for granting of share based awards under the plan. The stock options granted in the nine month periods ended September 30, 2007 and 2006, become exercisable three years from the date of grant. For active employees, all options granted in 2007 and 2006 expire ten years after date of grant. The number of shares available for granting of options or share units at September 30, 2007, was 1,266,088. Upon stock option exercise, restricted stock grant, or share unit vesting, shares are issued from Treasury stock.

Total stock based compensation cost recognized in the three month periods ended September 30, 2007 and 2006 was $1.0 million and $0.8 million, respectively. Total stock based compensation cost recognized in the nine month periods ended September 30, 2007 and 2006 was $3.9 million and $2.6 million, respectively.

Stock Options

Stock option compensation cost in the three month periods ended September 30, 2007 and 2006 was $0.3 million and $0.2 million, respectively. Stock option compensation cost recognized in the nine month periods ended September 30, 2007 and 2006 was $1.4 million and $0.7 million, respectively. Stock option expense recognized in the nine month period ended September 30, 2007, included $0.5 million of expense associated with the accelerated vesting of stock option awards for certain executives who either retired or were retirement eligible in the first quarter of 2007.

10.	Stock-Based Compensation (continued)

Changes in option shares, all of which are Common Stock, were as follows for the nine months ended September 30, 2007:

	Weighted-Avg. Per Share Exercise Price	Nine Months Ended September 30, 2007	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2007	$22.98	1,443,900
Granted	38.87	164,800
Exercised	18.76	(450,800)

Outstanding at September 30, 2007	26.89	1,157,900	6 years	$19.7

Exercisable at September 30, 2007	$24.24	829,767	5 years	$16.3

The weighted-average fair value per option at the date of grant during the nine months ended September 30, 2007 and 2006, using the Black-Scholes option-pricing model, was $14.43 and $12.94, respectively. Assumptions were as follows:

	Nine Months Ended September 30
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

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 68,600 and 21,000 shares of share units under the plan in the nine month periods ended September 30, 2007 and 2006, respectively. The share units were valued at $2.7 million and $0.8 million at the date of issuance in 2007 and 2006, respectively, based on the company's stock price at the date of grant and will be recognized as compensation expense ratably over the three-year vesting period. Restricted stock and share unit compensation expense of $0.7 million and $0.6 million was recognized in the three month periods ended September 30, 2007 and 2006, respectively. Restricted stock and share unit compensation expense of $2.5 million and $1.9 million was recognized in the nine month periods ended September 30, 2007 and 2006, respectively. Share based compensation expense recognized in the nine month period ended September 30, 2007 included $0.6 million of expense associated with the accelerated vesting of restricted stock and share unit awards for certain executives who either retired or were retirement eligible in the first quarter of 2007.

10.	Stock-Based Compensation (continued)

A summary of restricted stock and share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Outstanding at January 1, 2007	267,835	$28.03
Granted	68,600	38.87
Vested	(18,835)	30.32

Outstanding at September 30, 2007	317,600	$30.23

11.	Pensions (dollars in millions)

The following table presents the components of the company's net pension expense.

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Service cost	$2.6	$2.3	$7.8	$7.7
Interest cost	11.9	12.0	35.7	34.9
Expected return on plan assets	(15.0)	(15.3)	(45.1)	(45.2)
Amortization of net unrecognized loss	3.2	3.7	9.6	11.0
Amortization of prior service cost	0.1	0.1	0.4	0.4

Defined benefit plan expense	$2.8	$2.8	$8.4	$8.8

The company made contributions of $6.0 million and $9.0 million on June 1, 2007 and July 2, 2007, respectively. The company does not expect to make any further contributions in 2007.

12.	Operations by Segment (dollars in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net sales
Water Products	$334.5	$344.2	$1,044.2	$918.4
Electrical Products	220.1	220.7	701.6	704.0
Inter-segment sales	(1.1)	(0.9)	(3.6)	(4.7)

	$553.5	$564.0	$1,742.2	$1,617.7

Operating earnings
Water Products	$33.6	$29.2	$104.8	$88.3
Electrical Products (1)	12.7	8.7	41.1	38.8
Inter-segment earnings	—	—	(0.1)	(0.1)

	46.3	37.9	145.8	127.0
Corporate expenses (2)	(10.4)	(8.5)	(33.5)	(29.4)
Interest expense	(6.8)	(7.3)	(20.6)	(17.8)

Earnings before income taxes	29.1	22.1	91.7	79.8
Provision for income taxes	4.4	5.5	20.5	22.8

Earnings from continuing operations	$24.7	$16.6	$71.2	$57.0

(1) reflects pre-tax restructuring and other charges of:	$0.3	$2.8	$1.6	$5.8
(2) reflects pre-tax restructuring and other charges of:	$—	$—	$1.5	$0.3

13.	Restructuring and Other Charges

Electrical Products Restructuring and Other Costs

In 2007, $0.3 million and $1.6 million of expense was recognized in the three and nine month periods ended September 30, 2007 for domestic repositioning activities. During the year ended December 31, 2006, $7.3 million of expense was recognized for the continuation of domestic repositioning activities. Additionally, a pretax charge of $1.6 million was recognized in 2006 for the closure of the Taizhou, China plant in the fourth quarter of 2006. The balance in the reserve was $7.0 million at December 31, 2006.

The following table presents an analysis of the company's Electrical Products restructuring reserve as of and for the nine months ended September 30, 2007 (dollars in millions):

	Severance Costs	Asset Impairment	Total
Balance at December 31, 2006	$1.5	$5.5	$7.0
Expense recognized in 2007	0.7	0.9	1.6
Cash payments	(2.1)	—	(2.1)
Asset disposal/write-down	—	(6.4)	(6.4)

Balance at September 30, 2007	$0.1	$—	$0.1

Other Charges

The company recognized $1.5 million in expense in the second quarter of 2007 to cover certain costs primarily related to previously owned real estate.

14.	Income Taxes

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109.” This interpretation clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No 109, “Accounting for Income Taxes.” It prescribed a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The provisions of FIN 48 were adopted by the company on January 1, 2007. There was no cumulative effect of adoption recorded to retained earnings. The amount of unrecognized tax benefits at adoption was $7.6 million of which $7.0 million would impact the effective tax rate if recognized. In the third quarter of 2007, the company settled tax audits and certain tax years have closed, resulting in the recognition of $2.9 million of benefits. These benefits were included in the January 1, 2007 unrecognized tax benefit balance. The company recognizes potential interest and penalties related to unrecognized tax benefits as a component of tax expense. At January 1, 2007, the company had $0.8 million accrued as long term liability for potential interest and penalties. During the third quarter of 2007, $0.2 million of accrued interest was reversed in connection with the settlement of completed tax audits and the closure of certain tax years. As of January 2007, the company is subject to U.S. Federal income tax examinations for the tax years 2002 - 2006, and to non-U.S. income tax examinations for the tax years 2001- 2006. In addition, the company is subject to state and local income tax examinations for the tax years 2000 - 2006.

15.	Subsequent Events

On October 16, 2007, the company announced plans to close two of its North American motor manufacturing operations as well as its motor facility in Budapest, Hungary. Please see the "Repositioning Actions" and "Restructuring Charges" sections in Part I, Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for further details.

On October 18, 2007, the company was notified of an adverse verdict returned by a jury in a lawsuit alleging one of its gas residential water heaters was the cause of an explosion resulting in a death. The total jury award was $50 million of which $5 million is covered by the company's self-insured retention and the company believes it has sufficient insurance above that amount to satisfy the verdict if it stands on appeal. The company strongly disagrees with the verdict and will vigorously pursue its post-trial motions and appeal rights. The company maintains a reserve for the fees and costs associated with product liability matters. The company's estimated exposure for this matter is included in the reserve recorded as of September 30, 2007. Please see Part II, Item 1, Legal Proceedings for further details.

PART I—FINANCIAL INFORMATION

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF 2007 COMPARED TO 2006

Sales were $553.5 million in the third quarter of 2007, slightly lower than sales of $564.0 million in last year's third quarter. The third quarter decline in sales was due primarily to lower sales of residential water heating product caused by a slowdown in the housing market. Sales for the first nine months of the year were $1.74 billion or 7.7 percent higher than sales of $1.62 billion in the same period last year. The increase in year-to-date sales was primarily due to $128.2 million in 2007 first quarter sales from GSW, Inc. (GSW), a Canadian water heater company acquired on April 3, 2006.

Our gross profit margin for both the third quarter and first nine months of 2007 was 21.7 percent compared to 20.5 percent and 21.1 percent for the third quarter and first nine months of 2006, respectively. The improved margins in 2007 were due mostly to sales of higher margin products.

Selling, general and administrative expenses (SG&A) were slightly higher in the third quarter of 2007 compared to last year's third quarter. Year-to-date SG&A in 2007 was $26.1 million higher than the first nine months of 2006 and was due primarily to higher selling and advertising costs incurred mostly in the first half of 2007 by our water heater segment to support increased sales and also included $15.2 million of first quarter SG&A attributable to the GSW acquisition.

Interest expense for the third quarter of 2007 was $6.8 million or $0.5 million lower than the third quarter of 2006 due to lower debt levels in the third quarter of 2007. Interest expense for the first nine months of 2007 was $20.6 million or $2.8 million higher than the comparable period in 2006 due to acquisition related financing costs incurred for nine months in 2007 versus only six months in 2006.

We have significant pension benefit costs and credits that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 8.75 percent in 2007, unchanged from 2006. The discount rate used to determine net periodic pension costs increased from 5.75 percent in 2006 to 5.9 percent in 2007. Pension expense in the third quarter of 2007 was $2.8 million, unchanged from the third quarter of 2006. Pension expense for the first nine months of 2007 was $8.4 million and compares to $8.8 million in the same period in 2006. Total pension expense for 2007 is expected to be $11.2 million as compared to $11.9 million in 2006. Our pension costs are reflected in cost of products sold and selling, general and administrative expense.

Our effective tax rate for the third quarter was 15.1 percent and compares to 24.9 percent in the same period of 2006. The lower rate is due to recognition of a $3.1 million tax benefit upon completion of tax audits and lapse of statutes of limitations. The 2007 year-to-date effective tax rate was 22.4 percent compared to 28.6 percent for the same period a year ago. The lower rate is attributable to the previously mentioned third quarter tax benefit and proportionately higher income from operations in China where tax rates are significantly lower than U.S. operations. The projected 2007 full year effective tax rate will be about 14.0 percent compared to the 2006 full year effective tax rate of 27.3 percent. The 2007 full year effective tax rate will be impacted by an anticipated

$10.0 million tax benefit associated with the write-off of the investment in our Hungarian subsidiary announced on October 16, 2007 as well as the $3.1 million tax benefit and lower taxed China income that reduced the third quarter year-to-date effective tax rate.

Net earnings in the third quarter of 2007 were $24.7 million or $0.79 per share compared with $17.0 million or $0.55 per share in the third quarter of 2006. Third quarter earnings in 2006 included $0.4 million or $0.01 per share for discontinued operations related to the Building Products business of GSW which was sold in the fourth quarter of 2006. Our net earnings for the first nine months of 2007 were $71.2 million or $2.29 per share compared to $57.6 million or $1.86 per share inclusive of $0.6 million or $0.02 per share for Building Products earnings in the same period last year. Also included in the net earnings for both the third quarter and first nine months of 2007 is a $3.1 million tax benefit which equates to $0.10 per share related to the recognition of a tax benefit upon completion of audits and lapse of statutes of limitations as previously discussed.

Water Products

Third quarter sales for our Water Products segment were $334.5 million in 2007 or $9.7 million less than 2006 third quarter sales of $344.2 million. The decline in sales was due primarily to lower domestic residential sales, particularly on the wholesale side where the softer new housing market had a significant impact, partially offset by increases in commercial and other market segments including an 18.1 percent increase in China. Year-to-date sales in 2007 were $1.04 billion or $125.8 million higher than the same period in 2006. The higher sales were due to an additional three months of GSW sales in 2007 and increased volumes in China partially offset by lower residential sales.

Operating earnings for our Water Products segment were $33.6 million in the third quarter of 2007 or $4.4 million higher than earnings of $29.2 million in the same quarter of 2006. The improvement in earnings resulted from acquisition related synergies, increased profits in China and lower SG&A expenses which more than offset the impact of lower residential volumes and higher raw material costs. Year-to-date earnings in 2007 were $104.8 million or $16.5 million higher than earnings of $88.3 million in the same period of 2006. The higher earnings in 2007 were due primarily to an additional three months of GSW earnings.

Electrical Products

Third quarter sales for our Electrical Products segment were $220.1 million, about equal to sales of $220.7 million in the same quarter of 2006. Improved pricing to offset higher material costs was offset by lower volumes in the pump, residential hermetic, and general industries market segments. Year-to-date sales for this segment were $701.6 million, slightly lower than sales of $704.0 million in the first nine months of 2006.

Operating earnings for our Electrical Products segment in the third quarter were $12.7 million or $4.0 million higher than 2006 third quarter earnings of $8.7 million. The increase in earnings was due to a reduction in restructuring expense of $2.5 million and savings from repositioning and cost reduction activities that offset the impact of lower volumes. Year-to-date operating earnings were $41.1 million and were slightly higher than 2006 same period earnings of $38.8 million due mostly to lower restructuring expense.

Outlook

Though we are pleased with our operating results in the third quarter and the first nine months of the year, we are concerned about the outlook as we enter 2008. The weaker than expected housing market has negatively impacted existing plant utilization rates in our residential hermetic motor businesses. Therefore, we have decided to close our operations in Scottsville, Kentucky and Mebane, North Carolina and are relocating production to other North American plants. In addition, we will be closing a smaller operation in Hungary and will be writing down the value of certain real estate and other assets. These decisions are consistent with our roadmap to substantially increase margins and returns in our motors business.

Repositioning Actions

We will close our operations in Scottsville, Kentucky and transfer its production to our facilities in Juarez and Acuna, Mexico. The residential hermetic motor manufacturing facility in Scottsville was acquired in 1998. Over the last five years, the market share of one of our larger customers has declined significantly and, as a result, plant utilization rates have declined in both Scottsville and Acuna. These actions will appropriately resize this business segment.

Consistent with our objective to consolidate our hermetic motor manufacturing and more fully utilize our operation in Acuna, we will also close our commercial compressor motor operation in Mebane, North Carolina. The transfer of work at both hermetic motor facilities will be completed by the fourth quarter of 2008.

We will also close our motor manufacturing facility in Budapest, Hungary and transfer the remaining production to China. We expect to complete the closing early in the first quarter of 2008.

Restructuring Charges

We anticipate recording a fourth quarter pretax charge of approximately $13 million, or $9 million after taxes to close the North American facilities and write down the value of other assets. We will also record a pre-tax charge estimated to be approximately $9 million to close the Budapest operation and we expect to receive an estimated $10 million tax benefit associated with the write-off of our investment in this operation. The combined after tax charge is estimated to total approximately $8 million, or $0.25 per share.

In 2008, we anticipate recording an additional pretax charge of approximately $12 million to complete the closure of the North American facilities, equivalent to approximately $7 million after taxes, or $0.24 per share. The expense for the North American facilities is expected to be incurred relatively evenly throughout the year.

We will also record an additional after tax charge of $2 million, or $0.06 per share in the first quarter of 2008 to complete the closure of the Budapest facility.

We expect to generate savings of approximately $5 million in 2008 and annual savings of $20 million beginning in 2009 from these repositioning actions. The full year impact on operating profit is expected to add at least two hundred basis points to the 2009 operating margin at Electrical Products.

2007 Forecast

Throughout the year the housing-related weakness has been more than offset by the strength of our commercial and Chinese businesses and the positive impact of our ongoing cost reduction activities. However, we believe the housing slowdown will continue for the foreseeable future and that the weakness in the housing market may be accompanied by slower growth in other market segments as we move through 2008. Although we would expect these softer markets to provide relief from high raw material costs, we expect to face historically high prices for steel and copper as we move forward.

At the end of the second quarter we issued a forecast for 2007 earnings of $2.85 to $3.00 per share. We have now narrowed our forecast for 2007 to $2.85 - $2.95 per share before the estimated $0.25 per share fourth quarter restructuring charge.

Liquidity & Capital Resources

Our working capital at September 30, 2007 was $348.0 million, $25.3 million greater than at December 31, 2006. Significant improvement in inventory levels at Electrical Products was more than offset by higher receivable balances at both businesses and lower accounts payable balances at Water Products. Cash provided by operations through September 30, 2007 was $94.8 million, an increase of $31.1 million over the $63.7 million achieved during the same period one year ago as a result of higher earnings, greater depreciation and amortization expense coupled with a smaller investment in working capital this year. For the total year 2007, we expect cash provided by operations to be approximately $150 million.

Our capital expenditures totaled $41.5 million at September 30, 2007 compared with $41.1 million during the same period last year. We are projecting total 2007 capital expenditures to be approximately $70 to 75 million and our depreciation and amortization expense for 2007 to be approximately $70 million. The majority of the remaining spending projected for the fourth quarter is in our Water Products operation. We believe that our present facilities and planned capital expenditures are sufficient to provide adequate capacity for our operations in 2007.

In February 2006, we completed a $425 million multi-currency credit facility with ten banks. The facility expires in February 2011, and it has an accordion provision which allows it to be increased up to $500 million in accordance with its terms. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants and we were in compliance with the covenants at the end of September 2007.

Borrowing on our bank credit lines and commercial paper borrowings are supported by the credit facility and are classified as long-term debt due to the long-term nature of the credit facility. At the end of September, we had available borrowing capacity of $182.2 million. We believe that the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt decreased $12.3 million from $439.0 million at December 31, 2006 to $426.7 million at September 30, 2007. Our leverage, as measured by the ratio of total debt to total capitalization, was 36.6% at the end of September down from 39.1% at the end of 2006.

GSW, Inc (acquired in 2006) operated a captive insurance company to provide product liability and general liability insurance to its subsidiary, American Water Heater Company. The reinsurance company restricts the amount of capital which must be maintained by the captive. At September 30, 2007, the restricted amount was $38.5 million and is included in other non-current assets.

During the third quarter of 2007, we repurchased 54,000 shares of our common stock under a previously announced board authorized program to repurchase 1 million shares. Through September 30, 2007 we have repurchased 189,000 shares at an average cost of $41.41 per share.

On October 9, 2007, our board of directors declared a regular quarterly dividend on our Common Stock and Class A Common Stock of $0.18 per share. The dividend is payable on November 15, 2007 to shareholders of record on October 31, 2007.

Critical Accounting Policies

The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2006. We believe that at September 30, 2007 there has been no material change to this information.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (FIN 48) "Accounting for Uncertain Income Taxes—an interpretation of FASB No. 109." We cannot make a reasonably reliable estimate as to the period of settlement of tax liabilities recorded upon the adoption of FIN 48. Accordingly, no changes have been recognized in our summary of contractual obligations presented in our Form 10-K for the year ended December 31, 2006. Please see Note 14 of Notes to Condensed Consolidated Financial Statements for further discussion.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2007. Based upon their evaluation of these disclosures controls and procedures, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2007 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward Looking Statements

This filing contains statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include the following: significant volatility in raw material prices; competitive pressures on the company’s businesses; instability in the company’s electric motor and water products market segments; weakening in housing construction; expected restructuring costs and savings realized; uncertainties associated with litigation; or adverse changes in general economic conditions.

Forward-looking statements included in this filing are made only as of the date of this filing, and we are under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

On July 4, 2005, Richard Gregory Krantz (Mr. Krantz) and Michele Diane Holtz Krantz, individually and on behalf of her children, Hayden Thomas Krantz and Sophia Pilar Krantz, commenced a lawsuit in Baldwin County Court in Baldwin County, Alabama, against the company and other defendants, which was amended on March 17, 2006 to substitute Michele Diane Holtz Krantz as personal representative for Mr. Krantz, alleging one of the company's gas residential water heaters was the cause of an explosion resulting in the death of a 55-year-old male, Mr. Krantz. On October 18, 2007, a jury returned an adverse verdict against the company in the lawsuit. The jury awarded the family of Mr. Krantz $50 million in damages, calculated as follows: wrongful death, $37.25 million; Mr. Krantz pain and suffering, $5.0 million; Michele Krantz loss of consortium, $250,000; Michele Krantz pain and suffering, $2.5 million; Hayden and Sophia Krantz pain and suffering, $2.5 million each.

The company strongly disagrees with the verdict, and will vigorously pursue its post -trial motions and appeal rights. At this juncture, the company cannot opine as to the outcome of the appellate process. The company has a self-insured retention of $5 million and believes it has sufficient insurance above this amount to satisfy the verdict, if it stands on appeal. The company maintains a reserve for the fees and costs associated with product liability matters. The company's estimated exposure for this matter is included in the reserve recorded as of September 30, 2007.

Other than described in the preceding paragraphs, there have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 13 of the Notes to Consolidated Financial Statements in the company's Form 10-K for the year ended December 31, 2006, which is incorporated herein by reference.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 13, 2007, the company's board of directors approved a stock repurchase program authorizing the purchase of up to one million shares of the company's common stock. This stock repurchase authorization remains effective until terminated by the company's board of directors. The following table sets forth the number of shares of common stock the company repurchased during the second and third quarters of 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2007	25,000	$38.47	25,000	975,000
May 1 - May 31, 2007	110,000	38.90	110,000	865,000
August 1 - August 31, 2007	54,000	47.96	54,000	811,000
Total	189,000		189,000	811,000

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS

Refer to the Exhibit Index on page 24 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. O. SMITH CORPORATION

October 31, 2007	/s/ John J. Kita
John J. Kita
Senior Vice President Corporate Finance & Controller

October 31, 2007	/s/ Terry M. Murphy
Terry M. Murphy
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.