Form 10-K
period 2007-12-31
SMITH A O CORP
filed 2008-02-20
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

✓	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 1-475

(Exact of registrant as a specified in its charter)

Delaware	39-0619790
(State of Incorporation)	(I.R.S. Employer Identification No.)

11270 West Park Place, Milwaukee, Wisconsin	53224-9508
(Address of Principal Executive Office)	(Zip Code)

(414) 359-4000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Shares of Stock Outstanding January 31, 2008	Name of Each Exchange on Which Registered

Class A Common Stock (par value $5.00 per share)	8,250,599	Not listed

Common Stock (par value $1.00 per share)	21,802,523	New York Stock Exchange

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

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)        ☐Yes    ☑No

The aggregate market value of voting stock held by non-affiliates of the registrant was $7,650,224 for Class A Common Stock and $816,572,836 for Common Stock as of June 29, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

1.

Portions of the company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference in Part III).

A. O. Smith Corporation

Index to Form 10-K

Year Ended December 31, 2007

PART 1

ITEM 1 - BUSINESS

We are a leading manufacturer of water heating equipment and electric motors, serving a diverse mix of residential, commercial and industrial end markets principally in the United States with a growing international presence. Our company is comprised of two reporting segments: Water Products and Electrical Products. Our Water Products business manufactures and markets a comprehensive line of residential gas and electric water heaters, standard and specialty commercial water heating equipment, high-efficiency copper-tube boilers, and water systems tanks. Our Electrical Products business manufactures and markets a comprehensive line of hermetic motors, fractional horsepower alternating current (AC) and direct current (DC) motors. In 2007, we had net sales of approximately $2.3 billion, with 61 percent attributable to our Water Products business and 39 percent attributable to our Electrical Products business.

The following table summarizes our sales by reporting segment. This segment summary and all other information presented in this section should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, which appear in Item 8 in this document.

	Years Ended December 31 (dollars in millions)

	2007	2006	2005	2004	2003
Water Products	$1,423.1	$1,260.8	$833.3	$792.4	$706.1

Electrical Products	894.0	905.9	861.0	860.7	824.6

Inter-segment sales	(5.0)	(5.4)	(5.1)	--	--

Total Sales	$2,312.1	$2,161.3	$1,689.2	$1,653.1	$1,530.7

WATER PRODUCTS

In our Water Products business, sales increased 13 percent or $162 million in 2007 over the prior year due to a full year of the GSW business acquired in April 2006, which added $128 million in sales in the first quarter of 2007; sales growth of 26 percent in China, which added $30 million in sales; and increased sales of commercial water heaters. Excluding the incremental sales added by the GSW acquisition, sales in the residential market segment were lower in 2007 than in 2006.

We serve residential, commercial and industrial end markets with a broad range of products, including:

Residential gas and electric water heaters. Our residential water heaters come in sizes ranging from two-gallon (point-of-use) models to 120-gallon appliances with varying efficiency ranges. We offer traditional atmospheric and tankless water heaters as well as direct-vented, power-vented and condensing models for today’s energy efficient homes. North American residential water heater sales in 2007 were approximately $990 million or 70 percent of segment revenues.

Standard commercial water heaters. Our gas, oil and electric water heaters come in capacities ranging from 6 gallons to 130 gallons and are used by customers who require a consistent, economical source of hot water. Typical applications include restaurants, hotels and motels, laundries, car washes and small businesses.

A significant portion of our Water Products business is derived from the replacement of existing product, and it is believed that the sale of product to the North American residential new housing construction market represents approximately 15 percent of the segment’s total sales. Our Water Products business also manufactures and markets specialty commercial water heaters, copper-tube boilers, expansion tanks and related products and parts.

We are the largest manufacturer and marketer of water heaters in North America, and we have a leading share in both the residential and commercial segments of the market. In the commercial market segment, we believe our comprehensive product line gives us a competitive advantage in this higher-margin segment of the water heating industry. As the leader in the residential water heating market segment, we offer an extensive line of high-efficiency gas and electric models.

Our Water Products wholesale distribution channel includes more than 1,250 independent wholesale plumbing distributors with more than 5,800 selling locations serving residential, commercial and industrial markets. We also sell our residential water heaters through the retail channel. In this channel, our customers include five of the seven largest national hardware and home center chains, including long-standing private label relationships with both Lowes and Sears, Roebuck and Co.

We entered the Chinese water heater market through a joint venture in 1995, buying out our partner three years later. Since that time, we have been aggressively expanding our presence while building brand recognition in the Chinese residential and commercial markets. In 2007, the company generated sales of $147 million in China, an increase of 26 percent, compared with 2006. We believe we are the second largest supplier of water heaters to the residential market in China.

We sell our water heating products in highly competitive markets. We compete in each of our targeted market segments based on product design, quality of products and services, performance and price. Our principal domestic water heating competitors include Rheem Manufacturing Company, Inc., Bradford-White Corporation and Lochinvar Corporation. Our primary competitor in China is Haier Appliances, a Chinese company, but we also compete with Makro, Rinnai and Ariston, as well as numerous other Chinese private and state-owned water heater and boiler manufacturing companies.

ELECTRICAL PRODUCTS

In our Electrical Products business, improved selling price and growth in the global market were more than offset by lower unit volumes. Sales in the segment declined one percent in 2007, or approximately $12 million, to $894.0 million compared with 2006. Unit volume sales were negatively impacted by the weak housing market, most notably in the residential hermetic and pump motor segments which more than offset improved sales in the commercial hermetic and distribution market segments.

We are one of the four largest manufacturers of electric motors in North America. We offer a comprehensive line of hermetic motors, fractional horsepower AC and DC motors, and integral horsepower motors, ranging in size from sub-fractional C – frame ventilation motors up to 1,320 horsepower hermetic and 400 horsepower integral motors. We believe our extensive product offerings give us an advantage in our targeted markets, often allowing us to serve all of our customer’s electric motor needs.

Our motors are used in a wide range of targeted residential and commercial applications, including: hermetic motors that are sold worldwide to manufacturers of air conditioning and commercial refrigeration compressors; fractional horsepower fan motors used in furnaces, air conditioners and blowers; fractional horsepower motors for pumps for home water systems, swimming pools, hot tubs and spas; fractional horsepower motors used in other consumer products (such as garage door openers); and integral horsepower AC and DC motors for industrial and commercial applications. Sales to the North American OEM heating, ventilating, air conditioning and refrigeration market account for approximately 33 percent of segment sales. Approximately 82 percent of our 2007 segment sales were to OEMs in a diverse mix of industries, with the remainder of sales sold through aftermarket or distribution channels. We believe that at least 25 percent of our total segment sales were attributable to products used outside of the United States. A significant portion of our Electrical Products business is derived from the replacement of existing product, and it is believed that the sale of product to the residential new housing construction market in North America represents approximately 25 percent of the segment’s total sales.

To remain a leader in this highly competitive industry, we are committed to being a low-cost supplier of electric motors. Since 2001, we have undertaken initiatives to accelerate cost-reduction in our motor operations to enhance our competitive position. These initiatives included the closure of seven U.S. facilities as well as our operations in Bray, Ireland and Taizhou, China, transferring related production to our lower cost operations in Mexico and China.

At the end of the third quarter of 2007, we announced that we will close our operations in Scottsville, KY, and Mebane, NC, and consolidate our hermetic motor assembly operations in Acuna, Mexico and Suzhou, China. We expect the transfer of work at both hermetic motor facilities to be completed by the fourth quarter of 2008. We will also close our motor manufacturing facility in Budapest, Hungary, and transfer the remaining production to China. The 2007 expense associated with the closure of Budapest was $9.2 million while we received a tax benefit of $9.9 million associated with the write down of that investment. We expect to complete the closing of Budapest by the end of February 2008. For all of 2007, the restructuring expense at Electrical Products totaled $22.8 million before taxes or $8.9 million after taxes, equivalent to $.29 per share.

In 2008, we expect to record an additional pretax restructuring charge of approximately $13.2 million associated with the above-mentioned facilities, equivalent to $7.9 million after taxes, or approximately $.25 per share. The expense is expected to be incurred relatively evenly throughout 2008.

In November 2003, we acquired Taicang Special Motor Co., Ltd. (Taicang), of Suzhou, China, a manufacturer of hermetic motors for commercial air conditioning equipment. Taicang currently serves the Chinese operations of a number of North American air conditioning companies and enhances our position in the global hermetic motor market. In November of 2005, we completed our fourth motor acquisition in China with the purchase of Yueyang Zhongmin Special Electrical Machinery Co., Ltd. Located in Hunan Province, Yueyang, manufactures large hermetic motors used in commercial air conditioning applications.

We sell our electric motor products in highly competitive markets. We compete in each of our targeted market segments based on product design, quality of products and services, performance and price. Our principal competitors in the electric motor industry are Emerson Electric Co., Regal Beloit Corporation and Baldor Electric Company.

RAW MATERIAL

Raw materials for our manufacturing operations, which consist primarily of steel, copper and aluminum, are generally available from several sources in adequate quantities. We typically hedge a portion of our annual copper and aluminum purchases to protect against price volatility. In addition a portion of Electrical Products customers are contractually obligated to accept price changes based on fluctuations in certain of our raw material prices. Recent consolidation in the steel industry and world-wide demand for steel have resulted in significant cost increases for steel.

RESEARCH AND DEVELOPMENT

In order to improve competitiveness by generating new products and processes, we conduct research and development at our Corporate Technology Center in Milwaukee, Wisconsin, as well as at our operating units. Total expenditures for research and development in 2007, 2006, and 2005 were $47.8, $42.3, and $36.0 million, respectively.

PATENTS AND TRADEMARKS

We own and use in our businesses various trademarks, trade names, patents, trade secrets and licenses. While a number of these are important to us, we do not believe that our business as a whole is materially dependent upon any such trademark, trade name, patent, trade secret or license.

EMPLOYEES

Our company and its subsidiaries employed approximately 16,800 employees as of December 31, 2007.

BACKLOG

Due to the short-cycle nature of our businesses, none of our operations sustain significant backlogs.

ENVIRONMENTAL LAWS

Our operations are governed by a variety of federal, state and local laws intended to protect the environment. While environmental considerations are a part of all significant capital expenditures, compliance with the environmental laws has not had and is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of our company. See Item 3.

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

We sell all of our products in highly competitive markets. We compete in each of our targeted markets based on product design, quality of products and services, product performance, maintenance costs, and price. We compete against manufacturers located in the United States and throughout the world. We also face potential competition from some OEMs to whom we sell our electrical products and from our customers and the end users of our products, who continually assess any costs that could be reduced by vertically integrating or using alternate sources for the products we manufacture. Some of our competitors may have greater financial, marketing, manufacturing, and distribution resources than we have. We cannot assure that our products and services will continue to compete successfully with those of our competitors or that we will be able to retain our customer base or improve or maintain our profit margins on sales to our customers, all of which could materially and adversely affect our financial condition, results of operations, and cash flows.

■	A portion of our business could be adversely affected by a decline in new residential or commercial construction

We sell a portion of our products for new residential and commercial construction. The strength of these markets depends on new housing starts and business investment, which are a function of many factors beyond our control, including interest rates, employment levels, availability of credit and consumer confidence. Downturns in the markets we serve could result in lower revenues and lower profitability. New housing starts declined in 2006 and 2007 and the pace may continue at the lower levels or decline further and commercial construction activity, which has been high in recent years, could decline as well. We believe that approximately 15 percent of our Water Products and 25 percent of our Electrical Products businesses, respectively, are affected by changes in the residential housing construction markets. Furthermore, though we believe that the majority of the commercial business we serve is for replacement, we could also be affected by changes in the commercial construction market.

■	We depend on revenues from a few significant customers, and any loss, cancellation, reduction, or delay in purchases by these customers could harm our business

Net sales to our four largest customers represented approximately 26 percent of 2007 net sales. Our success will depend on our continued ability to develop and manage relationships with significant customers. We expect that significant customer concentration will continue for the foreseeable future. Our dependence on sales from a relatively small number of customers makes our relationship with each of these customers important to our business. We cannot assure that we will be able to retain our largest customers. Some of our customers may in the future shift their purchases of products from us to our competitors or to other sources. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or future price concessions that we may make could significantly harm our business.

■	We increasingly manufacture our products outside the United States, which may present additional risks to our business

A significant portion of our 2007 net sales were attributable to products manufactured outside of the United States, principally in Mexico and China, and expanding international manufacturing capacity in Mexico and China is part of our strategy to reduce costs. Approximately 6,600 of our 16,800 total employees and 17 of our 40 manufacturing facilities are located in Mexico. Approximately 4,400 employees and five manufacturing facilities are located in China. International operations generally are subject to various risks, including political, religious, and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, the impact of foreign government regulations, and the effects of income and withholding tax, governmental expropriation, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory, and business climate could have a material adverse effect on our financial condition, results of operations, and cash flows.

■

In serving U.S. customers of our electric motors business, we manufacture a significant portion of our products in Mexico and China, which exposes us to the risk of increased labor costs due to both wage inflation in Mexico and stability or increases in the value of the Mexican peso and Chinese RMB relative to the U.S. dollar

Over 90% of our electric motor manufacturing productive labor hours are incurred in Mexico and China. The peso based costs we incur manufacturing these products are directly related to changes in labor costs in Mexico and fluctuations in exchange rates of the Mexican peso relative to the U.S. dollar. The labor costs we incur are measured in U.S. dollars and based on the cost of labor in Mexican pesos. Historically, Mexico has had higher wage inflation than the United States. That inflation does not adversely affect our costs when there is a corresponding decrease in the value of the Mexican peso relative to the U.S. dollar. However, during periods in which the value of the Mexican peso increases or remains stable relative to the U.S. dollar, higher wage inflation in Mexico results in an increase in our labor costs. Manufacturing and material costs we incur in China are principally incurred in Chinese RMB. If the RMB continues to strengthen against the U.S. dollar our costs would increase.

■	Our operations could be adversely impacted by material price volatility and supplier concentration

The market price for certain key materials we purchase (e.g., steel, copper, aluminum, diesel fuel and natural gas) have been very volatile in the recent past. While our company periodically does enter into futures contracts to fix the cost of certain raw material purchases, principally copper and aluminum, significant increases in the cost of any of the key materials we purchase could increase our cost of doing business and ultimately could lead to lower operating earnings if we are not able to recover these cost increases through price increases to our customers. Historically, there has been a lag in any customer recovery of increased material costs. In addition, in some cases we are dependent on a single or limited number of suppliers for some of the raw materials and components required in the manufacture of our product.

■	Our pension plans are under-funded and the plans could be adversely impacted by changes in interest rates and decreasing investment returns on invested plan assets

The projected benefit obligations of our defined benefit pension plans exceeded the fair value of the plan assets by $39.7 million at December 31, 2007. The pension plans continue to meet all funding requirements under ERISA regulations, and under current assumptions, no funding will be required until the Pension Protection Act (PPA) provisions become effective in 2008. Beginning in 2008, the minimum required contribution will equal the target normal cost plus a seven year amortization of any funding shortfall, offset by any ERISA credit balance. Among the key assumptions inherent in the actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If interest rates and actual rates of return on invested plan assets were to decrease significantly, our pension plan obligations could increase materially.

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

Our water heater and electric motor products expose us to potential product liability risks that are inherent in the design, manufacture, and sale of our products. While we currently maintain what we believe to be suitable product liability insurance, we cannot assure you that we will be able to maintain this insurance on acceptable terms or that this insurance will provide adequate protection against potential liabilities. In addition, we self-insure a portion of product liability claims. A series of successful claims against us could materially and adversely affect our reputation and our financial condition, results of operations, and cash flows.

■

Significant repositioning activities are planned for the electric motor business and if implementations are delayed or transitions are not successful with our customers, we could lose business to our competitors

Our electric motors business has successfully closed plants and transitioned many products to lower cost regions, however, every plant closure carries the risk of a failed execution. If we fail to transition the product on time or if we fail to meet the customer’s testing requirements at the new facility, we could lose some business to our competitors. We cannot assure that we will be able to retain all of the business that we are moving and the loss of a customer or a particular product line to a competitor could negatively impact our operating earnings.

■	One stockholder has voting control of the company

We have two classes of common equity: our Common Stock and our Class A Common Stock. The holders of Common Stock are entitled, as a class, to elect only 25 percent of our board of directors. The holders of Class A Common Stock are entitled, as a class, to elect the remaining directors. As of December 31, 2007, Smith Investment Company effectively controlled 70 percent of our board of directors and our operations because it beneficially owned approximately 98 percent of our Class A Common Stock. Due to the differences in the voting rights between shares of our Common Stock and shares of our Class A Common Stock, Smith Investment Company is in a position to control to a large extent the outcome of matters requiring a stockholder vote, including the adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. The differences in the voting rights between shares of our Common Stock and our Class A Common Stock could have the effect of delaying, deterring, or preventing a change of control. As of December 31, 2007, Smith Investment Company beneficially owned approximately 32 percent of the total number of outstanding shares of our Common Stock and Class A Common Stock.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Properties utilized by the company at December 31, 2007, were as follows:

Water Products

This segment has 14 manufacturing plants located in 5 states and 4 non-USA countries, of which 11 are owned directly by the company or its subsidiaries and 3 are leased from outside parties. Lease terms generally provide for minimum terms of ten years and have one or more renewal options. The term of leases in effect at December 31, 2007, expire between 2009 and 2015.

Electrical Products

This segment has 26 manufacturing plants located in 2 states and 4 non-USA countries, of which 14 are owned directly by the company or its subsidiaries and 12 are leased from outside parties. Lease terms generally provide for minimum terms of five to twenty years and have one or more renewal options. The term of leases in effect at December 31, 2007, expire between 2008 and 2015.

Corporate and General

The company considers its plants and other physical properties to be suitable, adequate, and of sufficient productive capacity to meet the requirements of its business. The manufacturing plants operate at varying levels of utilization depending on the type of operation and market conditions. The executive offices of the company, which are leased, are located in Milwaukee, Wisconsin.

ITEM 3 - LEGAL PROCEEDINGS

We are involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of our business involving product liability, property damage, insurance coverage, exposure to asbestos and other substances, patents and environmental matters including the disposal of hazardous waste. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, we believe, based on past experience, adequate reserves and insurance availability, that these unresolved legal actions will not have a material effect on our financial position or results of operations. A more detailed discussion of these matters appears in Note 13 of Notes to Consolidated Financial Statements.

In a Form 8-K filed with the Securities and Exchange Commission on October 19, 2007, the company disclosed an adverse verdict in a product liability lawsuit in Baldwin County, Alabama.

On February 19, 2008, all plaintiffs executed a Release, Settlement and Confidentiality Agreement (the Settlement) resolving the lawsuit in its entirety. The Settlement is subject to Baldwin County Court approval, which the company believes will be granted. As part of the Settlement, the adverse verdict will be vacated by the Baldwin County Court. The terms of the Settlement are confidential. The company’s expense related to the Settlement is included in the reserve recorded as of December 31, 2007.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of 2007.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction of G(3) of Form 10-K, the following is a list of the executive officers which is included as an unnumbered Item in Part I of this report in lieu of being included in the company’s Proxy Statement for its 2008 Annual Meeting of Stockholders.

Name (Age)	Positions Held	Period Position Was Held

Randall S. Bednar (55)	Senior Vice President – Chief Information Officer	2007 to Present

	Senior Vice President – Information Technology	2006

	Vice President – Information Technology	2001 to 2006

	Vice President and Chief Information Officer – Gates Corporation	1996 to 2000

Michael J. Cole (63)	Senior Vice President – Asia	2006 to Present

	Vice President – Asia	1996 to 2006

	Vice President-Emerging Markets – Donnelly Corporation	1992 to 1996

Paul W. Jones (59)	Chairman and Chief Executive Officer	2006 to Present

	President	2004 to Present

	Chief Operating Officer	2004 to 2005

	Chairman and Chief Executive Officer - U.S. Can Company	1998 to 2002

	President and Chief Executive Officer – Greenfield Industries, Inc.	1993 to 1998

	President - Greenfield Industries, Inc.	1989 to 1992

John J. Kita (52)	Senior Vice President, Corporate Finance and Controller	2006 to Present

	Vice President, Treasurer and Controller	1996 to 2006

	Treasurer and Controller	1995 to 1996

	Assistant Treasurer	1988 to 1994

Christopher L. Mapes (46)	Executive Vice President	2006 to Present

	President – A. O. Smith Electrical Products Company	2004 to Present

	Senior Vice President	2004 to 2006

	President-Motor Sales and Marketing – Regal Beloit Corporation	2003 to 2004

	President, Global OEM Business Group – Superior Telecom, Inc.	1999 to 2002

Name (Age)	Positions Held	Period Position Was Held

Ronald E. Massa (58)	Executive Vice President – Corporate Technology & Global Supply Chain	2007 to Present

	Executive Vice President	2006

	Senior Vice President	1997 to 2006

	President – A. O. Smith Water Products Company	1999 to 2005

	President – A. O. Smith Automotive Products Company	1996 to 1997

	President – A. O. Smith Water Products Company	1995 to 1996

Terry M. Murphy (59)	Executive Vice President and Chief Financial Officer	2006 to Present

	Senior Vice President and Chief Financial Officer	2006

	Senior Vice President and Chief Financial Officer – Quanex Corporation	2005

	Vice President-Finance and Chief Financial Officer – Quanex Corporation	1999 to 2004

Mark A. Petrarca (44)	Senior Vice President – Human Resources and Public Affairs	2006 to Present

	Vice President – Human Resources and Public Affairs	2005 to 2006

	Vice President – Human Resources – A. O. Smith Water Products Company	1999 to 2004

Ajita G. Rajendra (56)	Executive Vice President	2006 to Present

	President – A. O. Smith Water Products Company	2005 to Present

	Senior Vice President	2005 to 2006

	Senior Vice President – Industrial Products Group, Kennametal Inc.	1998 to 2004

Steve W. Rettler (53)	Senior Vice President – Corporate Development	2006 to Present

	Vice President – Business Development	1998 to 2006

James F. Stern (45)	Executive Vice President, General Counsel and Secretary	2007 to Present

	Partner - Foley & Lardner LLP	1997 to 2006

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Market Information. Our Common Stock is listed on the New York Stock Exchange under the symbol AOS. The Class A Common Stock of A. O. Smith Corporation is not listed. Wells Fargo Shareowner Services, N.A., P.O. Box 64854, St. Paul, Minnesota, 55164-0854 serves as the registrar, stock transfer agent and the dividend reinvestment agent for the company’s Common Stock and Class A Common Stock.

Quarterly Common Stock Price Range

2007	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$40.74	$41.35	$52.48	$47.52
Low	35.50	37.53	40.03	32.09

2006	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$53.42	$58.06	$47.04	$43.90
Low	35.18	40.60	38.16	33.93

(b)	Holders. As of January 31, 2008, the approximate number of shareholders of record of Common Stock and Class A Common Stock were 900 and 300, respectively.

(c)	Dividends. Dividends declared on the common stock are shown in Note 15 of Notes to Consolidated Financial Statements appearing elsewhere herein.

(d)

Stock Repurchases. On February 13, 2007, the company’s board of directors approved a stock repurchase program authorizing the purchase of up to one million shares of the company’s common stock. This stock repurchase authorization was completed in November of 2007.

On December 14, 2007, the company’s board of directors approved a new stock repurchase program authorizing the purchase of up to one million shares of the company’s common stock. This stock repurchase authorization remains effective until terminated by the company’s board of directors. The following table sets forth the number of shares of common stock the company repurchased during the fourth quarter of 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs
October 1 – October 31, 2007	200,000	$37.64	200,000	611,000
November 1 – November 30, 2007	611,000	34.80	611,000	—
December 1 – December 31, 2007	—	—	—	1,000,000

Total	811,000	$35.50	811,000

(e)

Performance Graph. The following information in this Item 5 of this Annual Report on form 10-K is not deemed to be “soliciting material: or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The graph below shows a five-year comparison of the cumulative shareholder return on the Company’s Common Stock with the cumulative total return of the S&P Smallcap 600 Index and the S&P 600 Electrical Equipment Index, all of which are published indices.

Comparison of Five-Year Cumulative Total Return

From December 31, 2002 to December 31, 2007

Assumes $100 invested with Reinvestment of Dividends

	Base Period	INDEXED RETURNS
Company/Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
A O SMITH CORP	100.00	132.23	115.36	138.20	150.26	142.72
S&P SMALLCAP 600 INDEX	100.00	138.79	170.22	183.30	211.01	210.39
S&P 600 ELECTRICAL EQUIPMENT	100.00	126.12	152.18	169.07	228.83	253.33

ITEM 6 – SELECTED FINANCIAL DATA

(dollars in millions, except per share amounts)
	Years ended December 31
	2007	2006(1)	2005(2)	2004	2003(3)

Net sales	$2,312.1	$2,161.3	$1,689.2	$1,653.1	$1,530.7

Earnings
Continuing operations	88.2	76.2	46.5	35.4	52.2
Discontinued operations	-	0.3	-	-	-

Net earnings	$88.2	$76.5	$46.5	$35.4	$52.2

Basic earnings per share of common stock
Continuing operations	$2.89	$2.51	$1.57	$1.21	$1.80
Discontinued operations	-	0.01	-	-	-

Net earnings	$2.89	$2.52	$1.57	$1.21	$1.80

Diluted earnings per share of common stock
Continuing operations	$2.85	$2.46	$1.54	$1.18	$1.76
Discontinued operations	-	0.01	-	-	-

Net earnings	$2.85	$2.47	$1.54	$1.18	$1.76

Cash dividends per common share	$.70	$.66	$.64	$.62	$.58

	December 31
	2007	2006	2005	2004	2003

Total assets	$1,854.4	$1,839.9	$1,292.7	$1,314.0	$1,281.3

Long-term debt (4)	379.6	432.1	162.4	272.5	170.1

Total stockholders’ equity	757.8	684.6	612.9	590.6	585.5

(1)

In April 2006, the company acquired GSW Inc., a publicly traded Canadian based manufacturer of water heaters and building products. In December 2006, the company sold the building products segment of this business which was treated as a discontinued operation. See Note 2 of Notes to Consolidated Financial Statements included elsewhere herein.

(2)	In November 2005, the company acquired Yueyang Zhongmin Special Electrical Machinery Co., Ltd. See Note 2 of Notes to Consolidated Financial Statements included elsewhere herein.

(3)	In November 2003, the company acquired the motor manufacturing assets of Taicang Special Motor Co., Ltd.

(4)	Excludes short-term debt and the current portion of long-term debt.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

We achieved record net earnings of $88.2 million or $2.85 per share in 2007, compared with $76.5 million or $2.47 per share in 2006 and $46.5 million or $1.54 per share in 2005. Net earnings recorded in 2007 were higher than 2006 due to a full year of the GSW business acquired in April 2006, higher sales of commercial product, another strong year for our China water heater business and a lower effective tax rate. These improvements were partially offset by higher SG&A expenses and restructuring charges in 2007 compared with 2006. Net earnings recorded in 2006 were higher than in 2005 as a result of the GSW acquisition in the second quarter of 2006, higher margins in both businesses and strong China water heater company performance. Our individual segment performance will be discussed later in this section.

Our working capital was $295.0 million at December 31, 2007 compared with $322.7 million and $268.4 million at December 31, 2006 and December 31, 2005, respectively. The $27.7 million reduction in our working capital in 2007 compared with 2006 was a result of lower inventories in our Electrical Products segment. Higher accounts payable balances in both businesses were offset by an increase in our Water Products segment’s accounts receivable balances. The $54.3 million increase in working capital in 2006 from 2005 was primarily due to the acquisition of GSW. In addition, increases in receivables, primarily in our Water Products segment, and increases in inventory levels, primarily in our Electrical Products segment, were partially offset by an expansion in the accounts payable balances at Water Products.

Cash provided by operating activities during 2007 was $190.5 million compared with $128.8 million during 2006 and $186.7 million during 2005. Higher net earnings in 2007 compared with 2006 combined with higher depreciation and amortization and the working capital decrease described above explain the $61.7 million year over year improvement in our cash flow. Despite higher earnings in 2006, cash provided by operating activities was lower than in 2005 due to a $21.1 million expansion in working capital in 2006 compared with the significant contraction in working capital that was achieved in 2005.

Our capital expenditures were $71.4 million in 2007, slightly higher than the $68.2 million spent in 2006. Our capital spending in 2006 was almost $18 million higher than in 2005 due primarily to the capital spending at GSW, acquired in April of 2006, and higher spending at Electrical Products. We are projecting 2008 capital expenditures of between $85 and $90 million, at least $15 million greater than projected depreciation and amortization expense. The projected increase in capital spending in 2008 over 2007 levels is associated with the expansion of our Nanjing, China water heater and Yueyang, China motor operations.

In February 2006, we completed a $425 million multi-currency five year revolving credit facility with a group of ten banks. The facility backs up commercial paper and credit line borrowings, and it expires on February 17, 2011. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings, as well as drawings under the facility are classified as long-term debt. At December 31, 2007, we had available borrowing capacity of $207.6 million under this facility. We believe that the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt was $395.2 million at the end of December 2007 compared with $439.0 million at the end of 2006. In turn, our leverage, as measured by the ratio of total debt to total capitalization, was 34 percent at the end of 2007 compared with 39 percent at the end of 2006 and 22 percent at the end of 2005.

Our purchase of GSW was completed on April 3, 2006 for $339.3 million US Dollar equivalent. The purchase was made with a combination of borrowings under our credit facility, commercial paper and $30 million (Canadian) term notes. As a result of the acquisition, our total debt increased $269.7 million from $169.3 million at December 31, 2005 to $439.0 million at December 31, 2006.

Aggregate Contractual Obligations

A summary of our contractual obligations as of December 31, 2007, is as follows:

(dollars in millions)		Payments due by period
Contractual Obligations	Total	Less Than 1 year	1 - 3 Years	3 - 5 Years	More than 5 years
Long-term Debt	$389.2	$9.6	$38.6	$261.1	$79.9
Capital Leases	6.0	6.0	-	-	-
Fixed Rate Interest	48.1	9.7	22.1	12.0	4.3
Operating Leases	49.0	14.1	16.8	6.9	11.2
Purchase Obligations	81.9	81.9	-	-	-
Other Liabilities:
Fair value of commodities futures contracts	66.5	63.3	3.2	-	-
Fair value of foreign currency forward contracts	146.9	146.9	-	-	-

Total	$787.6	$331.5	$80.7	$280.0	$95.4

As of December 31, 2007 the liability for uncertain income tax positions was $4.8 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

We utilize blanket purchase orders to communicate expected annual requirements to many of our suppliers. Requirements under blanket purchase orders generally do not become committed until several weeks prior to the company’s scheduled unit production. The purchase obligation amount presented above represents the value of commitments considered firm.

GSW operated a captive insurance company to provide product liability and general liability insurance to its subsidiary, American Water Heater Company (American). We decided to cover American’s liability exposures with our existing insurance programs and operate the captive in runoff effective July 1, 2006. The reinsurance company restricts the amount of capital which must be maintained by the captive. At December 31, 2007, the restricted amount was $38.9 million compared with $37.7 million at the end of 2006 and is included in other non-current assets. The restricted assets are invested in money market securities.

In February 2007, our board of directors approved a stock repurchase program in the amount of one million shares of our common stock. During 2007, we completed the repurchase of all one million shares at an average cost of $36.62 per share. Our board approved an additional one million shares to be repurchased under this program at its December 14, 2007 meeting.

Our pension plan continues to meet all funding requirements under ERISA regulations. While we were not required to make a contribution to the plan in 2007, we elected to make a contribution of $16.0 million. Similarly, no contributions are required to be made in 2008, but we may elect to make a voluntary contribution at some point in 2008. For further information on our pension plan, see Note 11 of the Notes to Consolidated Financial Statements.

We have paid dividends for 68 consecutive years with payments increasing each of the last 16 years. We paid total dividends of $.70 per share in 2007 compared with $.66 per share in 2006.

RESULTS OF OPERATIONS

Our sales in 2007 were a record $2.31 billion, an increase of $150.8 million, or 7.0 percent from sales of $2.16 billion in 2006. The sales increase occurred in our Water Products segment and was due to a full year of the GSW business acquired in April 2006, which added $128 million of sales in the first quarter of 2007 as well as increased sales of commercial water heaters and higher sales in China. Sales for Electrical Products declined $11.9 million from $905.9 million in 2006 to $894.0 million in 2007 as improved pricing was more than offset by lower volume. Sales in 2006 increased by $472.1 million or 27.9 percent from sales of $1.69 billion in 2005 due to our GSW acquisition, which contributed $361.3 million in sales as well as an increase of $35 million in sales at our China operation and general improvement in our commercial and residential businesses.

Sales in 2006 for Electrical Products increased $44.9 million over 2005 due to improved pricing and our Yueyang acquisition made in November 2005, which more than offset a unit volume decline in the underlying motor business.

Our gross profit margin for 2007 was 22.2 percent compared to 21.5 percent in 2006. The improved margins in 2007 were due mostly to sales of higher margin products in our Water Products segment. Our gross profit margin increased from 20.8 percent in 2005 to 21.5 percent in 2006 due to the addition of GSW and improved margins in the legacy water heater business.

Selling, general and administrative expense (SG&A) increased $39.0 million from $324.0 million in 2006 to $363.0 million in 2007. The majority of the increase in SG&A in 2007 was due to higher selling and advertising costs to support increased sales at our water heater segment and included $15.2 million of first quarter SG&A attributable to the GSW acquisition. SG&A increased $72.2 million from 2005 to 2006 due to the addition of GSW, continued expansion in China and higher pension costs.

Pension expense in 2007 was $12.2 million compared to $11.9 million in 2006 and $5.1 million in 2005. The increase in pension expense from 2006 to 2007 was due to curtailment charges and other one-time expenses as partially offset by lower amortization of deferred asset losses. The increase in pension expense from 2005 to 2006 was due to recognition of deferred asset losses.

In 2007, a pretax charge of $24.7 million was recorded for restructuring and other charges. Of this charge, $22.8 million was recognized in our Electrical Products segment with $12.0 million of the charge attributable to the closing of our operations in Scottsville, KY and Mebane, NC and the write down of other assets. The closing of these plants results in our hermetic motor assembly operations being consolidated in Acuna, Mexico and Suzhou, China. The pretax charge of $9.2 million associated with the closing of our motor facility in Budapest, Hungary is also included in the restructuring charge. We expect to recognize an additional $13.2 million pretax restructuring charge in 2008 associated with the aforementioned closings. Transfer of work from Scottsville and Mebane to Mexico is scheduled to be completed by the fourth quarter of 2008, while the remaining production from Budapest is expected to be transferred to China by the end of the first quarter of 2008. A pretax charge of $1.6 million is included in the Electrical Products charge for certain other domestic repositioning and asset write-down expenses. In addition to the restructuring charges at Electrical Products we also recognized a $1.9 million pretax corporate charge related to previously owned businesses. In 2006, a pretax restructuring and other charge of $9.6 million was recorded. Of this charge, $8.9 million was recognized in our Electrical Products segment most of which was related to the closure of our McMinnville, TN motor fabrication plant which was completed in the first quarter of 2007 and the closure of our motor operation in Taizhou, China in the fourth quarter of 2006. In 2005, our Electrical Products segment recorded restructuring charges of $12.4 million of which $7.0 million was related to the closure of our Bray, Ireland facility and was non-deductible for tax purposes and an additional $5.4 million charge was related to product repositioning programs at domestic motor plants. An additional $4.2 million of restructuring and other charges was recorded in 2005 as corporate expense and was associated with previously owned businesses.

Interest expense in 2007 increased to $26.7 million from $24.9 million in 2006 due to GSW acquisition related financing costs incurred for a full year in 2007 versus only nine months in 2006. Interest expense increased from $13.0 million in 2005 to $24.9 million in 2006 due to incremental debt incurred to finance the acquisition of GSW.

In 2007 net other income was $0.9 million compared to net other expense of $0.6 million in 2006. The differential was due to $0.5 million of interest income on restricted marketable securities for GSW in the first quarter of 2007 with the remainder due primarily to exchange gains associated with U.S. dollar denominated purchases made by our Canadian operations. Net other expense decreased by $1.3 million from 2005 to 2006 as a result of interest income on the restricted marketable securities acquired in the GSW transaction.

Our effective tax rate was 11.7 percent in 2007, 27.3 percent in 2006 and 32.3 percent in 2005. The 2007 effective rate includes a $3.7 million tax benefit upon completion of tax audits and lapse of statutes of limitations and a $1.1 million China investment incentive tax benefit. Also included in the 2007 rate is a $9.9 million tax benefit associated with the write off of the investment in our Hungarian subsidiary. The geographic composition of our 2007 and 2006 pretax earnings resulted in a significant reduction in our effective tax rate in those years as a greater proportion of earnings was recognized in the lower taxed countries of China and Mexico compared to the United States and Europe. The higher rate in 2005 was impacted by losses incurred in Ireland that could not be tax effected.

Our 2007 net earnings were a record $88.2 million, an increase of $11.7 million or 15.3 percent over net earnings of $76.5 million in 2006. On a per share basis, 2007 earnings were $2.85 compared with $2.47.

Water Products

Sales for our Water Products segment were a record $1.42 billion in 2007, or $162.3 million higher than sales of $1.26 billion in 2006. The increase was due to a full year of the GSW business acquired in April 2006, which added $128.0 million of sales in the first quarter of 2007, a $30.1 million increase in sales at our China operation and increased sales of commercial water heaters. Sales in 2006 were $427.5 million higher than sales of $833.3 million in 2005. The increase was due to our GSW acquisition, which contributed $361.3 million in sales, an increase of almost $35 million in sales at our China operation and general improvement in our commercial and residential businesses.

Operating earnings for Water Products increased 22.5 percent to $150.0 million in 2007 from $122.4 million in 2006. The increase in earnings was due to an additional three months of GSW earnings, higher earnings in China and sales of higher margin products all of which offset lower residential water heater volume. Operating earnings of $122.4 million in 2006 were 54 percent higher than earnings of $79.5 million in 2005. The increase was primarily due to the GSW acquisition but was also the result of the $35 million revenue increase in China and improved performance and product mix in the legacy business.

Electrical Products

Sales in our Electrical Products segment in 2007 were $894.0 million or 1.3 percent lower than 2006. Increased selling prices to offset higher costs for raw materials were more than offset by the impact of lower unit volume primarily caused by the weak housing market. Lower volume in the residential hermetic and pump motor markets more than offset improved sales in the commercial hermetic and distribution market segments. Sales in 2006 of $905.9 million were 5.2 percent higher than 2005. Sales from our Yueyang acquisition made in November 2005 accounted for half of the sales increase while improved pricing, as partially offset by a unit volume decline, provided the remainder of the increase.

Operating earnings at our Electrical Products segment were $23.1 million in 2007 compared with $48.1 million in 2006. The majority of the decline in earnings was due to an increase in restructuring charges from $8.9 million in 2006 to $22.8 million in 2007. The remaining decline in earnings was caused by lower unit volumes. Operating earnings in 2006 were $5.8 million higher than earnings of $42.3 million in 2005 due mostly to a reduction in restructuring charges from $12.4 million in 2005 to $8.9 million in 2006. Please refer to the previous discussion on restructuring charges for additional details.

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

Product liability

Due to the nature of our products, we are subject to product liability claims in the normal course of business. A substantial portion of these claims involve our Water Products business, while such claims in our Electrical Products business have historically been limited. We maintain insurance to reduce our risk. Most insurance coverage includes self-insured retentions that vary by year. As of December 31, 2007, we maintained a self-insured retention of $5.0 million per occurrence with an aggregate insurance limit of $125.0 million per occurrence.

GSW insurance coverage included self-insurance retentions that varied by business segment and by year. Effective April 3, 2006 GSW maintained a $25.0 million aggregate loss retention through self-insurance and captive insurance company coverage. GSW claims occurring on or after July 1, 2006 are covered under the company’s insurance program.

We establish product liability reserves for our self-insured retention portion of any known outstanding matters based on the likelihood of loss and our ability to reasonably estimate such loss. There is inherent uncertainty as to the eventual resolution of unsettled matters due to the unpredictable nature of litigation. We make estimates based on available information and our best judgment after consultation with appropriate advisors and experts. We periodically revise estimates based upon changes to facts or circumstances. We also use an actuary to calculate reserves required for estimated incurred but not reported claims as well as to estimate the effect of adverse development of claims over time.

Pensions

We have significant pension benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumptions for the expected rate of return on plan assets is 8.75 percent in 2007, unchanged from 2006. The discount rate used to determine net periodic pension costs increased from 5.75 percent in 2006 to 5.90 percent in 2007. In 2008, the rate of return on plan assets is 8.75 percent and the discount rate is 6.5 percent.

In developing our expected long-term rate of return assumption, we evaluate our pension plan’s target asset allocation, the historical long-term rates of return of equity and bond indices and the actual historical returns of our pension plan. Our plan’s target allocation to equity managers is between 60 to 70 percent, with the remainder allocated primarily to bond managers and a small allocation to private equity managers. Due to market fluctuations, our actual asset allocation as of December 31, 2007, was 71 percent to equity managers, 24 percent to bond managers, four percent to private equity managers and the remainder in money market instruments. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. Our pension plan’s historical 10-year and 25-year compounded annualized returns are 8.6 percent and 12.1 percent, respectively. We believe that with our target and actual allocation and the historical long-term returns of equity and bond indices as well as our actual historical returns, our 8.75 percent expected return on assets for 2008 is reasonable.

The discount rate assumptions used to determine future pension obligations at December 31, 2007 and 2006 were based on the Hewitt Yield Curve (HYC), which was designed by Hewitt Associates to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The HYC is a hypothetical double A yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the HYC is required to have a rating of Aa or better by Moody’s Investor Service, Inc. or a rating of AA or better by Standard & Poor’s. Prior to using the HYC rates, the discount rate assumptions for pension expense in 2005 was based on investment yields available on AA rated long-term corporate bonds. The discount rates determined on the basis described above were 6.5 percent, 5.9 percent and 5.75 percent at December 31, 2007, 2006 and 2005, respectively. We will continue to evaluate our actuarial assumptions at least annually, and we will adjust the assumptions as necessary.

We estimate that we will recognize approximately $5.0 million of pension expense in 2008 compared to $12.2 million in 2007. Lowering the expected long-term rate of return on assets by 25 basis points would increase our net pension expense for 2008 by approximately $1.8 million. Lowering the discount rate by 25 basis points would increase our 2008 net pension expense by approximately $1.4 million.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The provisions of FIN 48 were adopted by the company on January 1, 2007. Please see Note 12 of Notes to Consolidated Financial Statements for further disclosure.

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

Outlook

We are forecasting lower unit sales in our residential businesses in 2008. Furthermore, we believe the weakness in construction could broaden and negatively affect our commercial businesses later in the year. Accordingly, we are projecting commercial sales to be flat to down in the North American market for the full year. On a more positive note, we expect our businesses in China to continue to generate favorable results in the coming year. In the face of these market challenges, as evidenced by the actions we are taking in our motor business, our operating units are working diligently to reduce costs and better position operations for market adversity. As a result of our cautious outlook for the year, we expect A. O. Smith to earn between $2.70 and $2.90 per share in 2008, which includes restructuring expense of approximately $.25 per share.

OTHER MATTERS

Environmental

Our operations are governed by a number of federal, state, local and foreign environmental laws concerning the generation and management of hazardous materials, the discharge of pollutants into the environment and remediation of sites owned by the company or third parties. We have expended financial and managerial resources complying with such laws. Expenditures related to environmental matters were not material in 2007 and are not expected to be material in any single year. We have accrued amounts associated with environmental obligations at various facilities and we believe these reserves are sufficient to cover reasonably anticipated remediation costs. Although we believe that our operations are substantially in compliance with such laws and maintain procedures designed to maintain compliance, there are no assurances that substantial additional costs for compliance will not be incurred in the future. However, since the same laws govern our competitors, we should not be placed at a competitive disadvantage.

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

Commodity risks include raw material price fluctuations. We use futures contracts to fix the cost of our expected needs for certain raw materials (i.e. copper and aluminum) with the objective of reducing price risk. Futures contracts are purchased over time periods and at volume levels which approximate expected usage. At December 31, 2007, we had commodity futures contracts amounting to $66.5 million of commodity purchases. A hypothetical ten percent change in the underlying commodity price of such contracts would have a potential impact of $6.7 million. It is important to note that gains and losses from our futures contract activities will be offset by gains and losses in the underlying commodity purchase transactions being hedged.

In addition, we enter into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. At December 31, 2007, we had net foreign currency contracts outstanding of $146.9 million. Assuming a hypothetical ten percent movement in the respective currencies, the potential foreign exchange gain or loss associated with the change in rates would amount to $14.7 million. It is important to note that gains and losses from our forward contract activities will be offset by gains and losses in the underlying transactions being hedged.

Our earnings exposure related to movements in interest rates is primarily derived from outstanding floating-rate debt instruments that are determined by short-term money market rates. At December 31, 2007, we had $198.9 million in outstanding floating-rate debt with a weighted-average interest rate of 5.1 percent at year end. A hypothetical ten percent annual increase or decrease in the year-end average cost of our outstanding floating-rate debt would result in a change in annual pretax interest expense of approximately $1.0 million.

Forward-Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements under the heading “Outlook.”

Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include the following: significant volatility in raw material prices; competitive pressures on the company’s businesses; instability in the company’s electric motor and water products markets; weakening in housing construction; expected restructuring costs and savings realized; or adverse changes in general economic conditions.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” above.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

A. O. Smith Corporation

We have audited the accompanying consolidated balance sheets of A. O. Smith Corporation as of December 31, 2007 and 2006, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. O. Smith Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1, 11 and 12 to the financial statements, in 2007 the company changed its method of accounting for uncertainty in income taxes, and in 2006 the company changed its method of accounting for stock-based compensation and pension and other post-retirement benefits.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), A. O. Smith Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 1, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 1, 2008

CONSOLIDATED BALANCE SHEETS

December 31 (dollars in millions)
	2007	2006
Assets
Current Assets
Cash and cash equivalents	$37.2	$25.8
Receivables	415.1	378.7
Inventories	261.8	297.3
Deferred income taxes	34.0	22.3
Other current assets	19.5	35.9

Total Current Assets	767.6	760.0

Net property, plant and equipment	421.1	427.2
Goodwill	512.9	499.7
Other intangibles	86.6	87.8
Other assets	66.2	65.2

Total Assets	$1,854.4	$1,839.9

Liabilities
Current Liabilities
Trade payables	$305.6	$286.6
Accrued payroll and benefits	48.4	43.5
Accrued liabilities	63.7	61.0
Product warranties	35.9	32.0
Income taxes	3.4	7.3
Long-term debt due within one year	15.6	6.9

Total Current Liabilities	472.6	437.3

Long-term debt	379.6	432.1
Product warranties	69.6	66.7
Deferred income taxes	34.5	20.6
Post-retirement benefit obligation	15.7	16.0
Pension liabilities	39.7	98.5
Other liabilities	84.9	84.1

Total Liabilities	1,096.6	1,155.3

Commitments and contingencies

Stockholders’ Equity
Preferred Stock	-	-
Class A Common Stock (shares issued 8,283,840 and 8,306,180)	41.4	41.5
Common Stock (shares issued 24,265,622 and 24,243,282)	24.2	24.2
Capital in excess of par value	76.7	71.4
Retained earnings	799.0	732.3
Accumulated other comprehensive loss	(99.3)	(129.5)
Treasury stock at cost	(84.2)	(55.3)

Total Stockholders’ Equity	757.8	684.6

Total Liabilities and Stockholders’ Equity	$1,854.4	$1,839.9

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF EARNINGS

Years ended December 31 (dollars in millions, except per share amounts)

	2007	2006	2005
Continuing Operations
Net sales	$2,312.1	$2,161.3	$1,689.2

Cost of products sold	1,798.7	1,697.4	1,337.2

Gross profit	513.4	463.9	352.0

Selling, general and administrative expenses	363.0	324.0	251.8

Restructuring and other charges	24.7	9.6	16.6

Interest expense	26.7	24.9	13.0

Other (income) expense - net	(0.9)	0.6	1.9

Earnings before provision for income taxes	99.9	104.8	68.7

Provision for income taxes	11.7	28.6	22.2

Earnings from Continuing Operations	88.2	76.2	46.5

Discontinued Operations
Earnings from discontinued operations, less provision for income taxes of $0.2	-	0.3	-

Net Earnings	$88.2	$76.5	$46.5

Net Earnings Per Share of Common Stock
Continuing Operations	$2.89	$2.51	$1.57
Discontinued Operations	-	0.01	-

Net Earnings	$2.89	$2.52	$1.57

Diluted Net Earnings Per Share of Common Stock
Continuing Operations	$2.85	$2.46	$1.54
Discontinued Operations	-	0.01	-

Net Earnings	$2.85	$2.47	$1.54

CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

Years ended December 31 (dollars in millions)
	2007	2006	2005

Net Earnings	$88.2	$76.5	$46.5

Other comprehensive earnings (loss)

Foreign currency translation adjustments	7.9	(2.4)	(0.9)
Unrealized net gain (loss) on cash flow derivative instruments, less related income tax effect of $7.4 in 2007, $3.6 in 2006 and $(3.2) in 2005	(11.5)	(5.7)	5.0
Adjustment to additional minimum pension liability less related income tax effect of $(21.5) in 2007, $(10.1) in 2006 and $18.0 in 2005	33.8	15.0	(28.2)

Comprehensive Earnings	$118.4	$83.4	$22.4

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended December 31 (dollars in millions)
	2007	2006	2005
Continuing

Operating Activities

Earnings from Continuing Operations	$88.2	$76.2	$46.5

Adjustments to reconcile earnings from continuing operations to cash provided by operating activities:
Depreciation and amortization	67.5	60.9	52.8

Net changes in operating assets and liabilities, net of acquisitions:

Current assets and liabilities	26.4	(21.1)	78.7

Noncurrent assets and liabilities	3.7	9.7	6.8

Other	4.7	3.1	1.9

Cash Provided by Operating Activities	190.5	128.8	186.7

Investing Activities

Acquisition of businesses	-	(340.7)	(14.8)

Proceeds from sale of investments	-	53.2	-

Purchases of investments	-	(41.0)	-

Capital expenditures	(71.4)	(68.2)	(50.6)

Other investing activities	-	-	(4.5)

Cash Used in Investing Activities	(71.4)	(396.7)	(69.9)

Financing Activities

Long-term debt incurred	-	275.8	-

Long-term debt repaid	(61.0)	(6.9)	(111.8)

Purchases of treasury stock	(36.6)	-	-

Net proceeds from stock option activity	11.4	8.3	12.9

Dividends paid	(21.5)	(20.1)	(19.0)

Cash (Used in) Provided by Financing Activities	(107.7)	257.1	(117.9)

Discontinued

Cash provided by operating activities	-	1.2	-

Proceeds from disposition of business	-	11.4	-

Cash Provided by Discontinued Operations	-	12.6	-

Net increase (decrease) in cash and cash equivalents	11.4	1.8	(1.1)

Cash and cash equivalents-beginning of year	25.8	24.0	25.1

Cash and Cash Equivalents-End of Year	$37.2	$25.8	$24.0

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended December 31 (dollars in millions)
	2007	2006	2005
Class A Common Stock
Balance at beginning of year	$41.5	$42.5	$42.6
Conversion of Class A Common Stock	(0.1)	(1.0)	(0.1)

Balance at end of year	$41.4	$41.5	$42.5

Common Stock
Balance at beginning of year	$24.2	$24.0	$24.0
Conversion of Class A Common Stock	-	0.2	-

Balance at end of year	$24.2	$24.2	$24.0

Capital in Excess of Par Value
Balance at beginning of year	$71.4	$69.7	$70.8
Conversion of Class A Common Stock	0.1	0.8	0.1
Reclassification of unearned compensation on SFAS No. 123(R) adoption	-	(3.8)	-
Issuance of share units	(2.7)	(0.8)	-
Stock based compensation expense	4.6	2.8	-
Exercise of stock options	(4.4)	(2.5)	(9.2)
Tax benefit from exercise of stock options	4.8	4.2	4.5
Stock incentives and directors’ compensation	2.9	1.0	3.5

Balance at end of year	$76.7	$71.4	$69.7

Retained Earnings
Balance at beginning of year	$732.3	$675.9	$648.4
Net earnings	88.2	76.5	46.5
Cash dividends on Common Stock	(21.5)	(20.1)	(19.0)

Balance at end of year	$799.0	$732.3	$675.9

Accumulated Other Comprehensive Loss
Balance at beginning of year	$(129.5)	$(136.4)	$(112.3)
Foreign currency translation adjustments	7.9	(2.4)	(0.9)
Unrealized net gain (loss) on cash flow derivative instruments, less related income tax effect of $7.4 in 2007, $3.6 in 2006 and $(3.2) in 2005	(11.5)	(5.7)	5.0
Adjustment to additional minimum pension liability less related income tax effect of $(21.5) in 2007, $(10.1) in 2006 and $18.0 in 2005	33.8	15.0	(28.2)

Balance at end of year	$(99.3)	$(129.5)	$(136.4)

Unearned Compensation
Balance at beginning of year	$-	$(3.8)	$(3.4)
Reclassification of unearned compensation on SFAS No. 123(R) adoption	-	3.8	-
Issuance of restricted stock, net of amortization	-	-	(0.4)

Balance at end of year	$-	$-	$(3.8)

Treasury Stock
Balance at beginning of year	$(55.3)	$(59.0)	$(79.5)
Exercise of stock options, net of 103,118 shares surrendered as proceeds in 2007, net of 222,741 shares surrendered as proceeds in 2006 and net of 148,939 shares surrendered as proceeds in 2005	8.6	3.0	20.0
Stock incentives and directors’ compensation	0.5	0.7	0.5
Stock repurchased	(36.6)	-	-
Shares surrendered to pay taxes on vested restricted stock	(1.4)	-	-

Balance at end of year	$(84.2)	$(55.3)	$(59.0)

Total Stockholders’ Equity	$757.8	$684.6	$612.9

See accompanying notes which are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Organization. A. O. Smith Corporation (the company) is a manufacturer serving customers worldwide. The company’s major product lines include residential and commercial gas and electric water heating equipment, as well as fractional horsepower alternating current, direct current, and hermetic electric motors. The company’s products are manufactured and marketed primarily in North America and China. Water heaters are sold through both wholesale and retail channels to plumbing wholesalers and retail outlets. Electric motors are sold principally to original equipment manufacturers and distributors.

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

Fair value of financial instruments. The carrying amounts of cash and cash equivalents, receivables and trade payables approximated fair value as of December 31, 2007 and 2006, due to the short maturities of these instruments. The carrying amount of long-term debt approximated fair value as of December 31, 2007 and 2006, based on current rates offered to the company for debt with the same or similar maturities. The fair values of derivative financial instruments are discussed later in this footnote.

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

Inventory valuation. Inventories are carried at lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for substantially all domestic inventories, which comprise 82 percent and 85 percent of the company’s total inventory at December 31, 2007 and 2006, respectively. Inventories of foreign subsidiaries and supplies are determined using the first-in, first-out (FIFO) method.

Property, plant and equipment. Property, plant and equipment are stated at cost. Depreciation is computed primarily by the straight-line method. The estimated service lives used to compute depreciation are generally 25 to 50 years for buildings, 3 to 20 years for equipment and 3 to 7 years for software. Maintenance and repair costs are expensed as incurred.

Goodwill and other intangibles. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis. Intangible assets of $78.8 million including $32.1 million with an indefinite life were recorded as part of the GSW Inc (GSW) acquisition (see Note 2). Indefinite-lived assets totaled $38.0 million and $39.0 million at December 31, 2007 and 2006, respectively. Separable intangible assets primarily comprised of customer relationships that are not deemed to have an indefinite life are amortized on a straight-line basis over their estimated useful lives which range from 10 to 25 years. Amortization of $4.5 million and $2.9 million was recorded in 2007 and 2006, respectively. The 2005 amount was not significant. In the future, amortization should approximate $4.1 million annually and the intangible assets will be amortized over a weighted average period of 16 years. Total accumulated amortization at December 31, 2007 and 2006 was $9.3 million and $4.8 million, respectively.

Impairment of long-lived and amortizable intangible assets. Property, plant and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or

1.	Organization and Significant Accounting Policies (continued)

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

The commodity futures contracts are designated and accounted for as cash flow hedges of a forecasted transaction. Derivative commodity liabilities of $3.5 million are recorded in accrued liabilities as of December 31, 2007. Derivative commodity assets of $14.8 million were recorded in other current assets as of December 31, 2006. The value of the effective portion of the contracts of $(2.0) million and $9.3 million as of December 31, 2007 and 2006, respectively, was recorded in accumulated other comprehensive loss, net of tax, and reclassified into cost of products sold in the period in which the underlying transaction was recorded in earnings. Ineffective portions of the commodity hedges are recorded in earnings in the period in which the ineffectiveness occurs. The impact of hedge ineffectiveness on earnings was not material in 2007, 2006 and 2005.

Foreign Currency Forward Contracts

The company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases, sales and certain intercompany transactions in the normal course of business. Contracts typically have maturities of one year or less. Principal currencies include the Mexican peso, Chinese Renminbi, Canadian dollar and Euro.

Forward contracts are designated and accounted for as cash flow hedges of a forecasted transaction. Derivative currency assets of $2.9 million and $2.6 million as of December 31, 2007 and 2006, respectively, were recorded in other current assets. Gains and losses on these instruments are recorded in accumulated other comprehensive loss, net of tax, until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive loss to the statement of earnings. The assessment of effectiveness for forward contracts is based on changes in the forward rates. These hedges have been determined to be perfectly effective.

The majority of the amounts in accumulated other comprehensive loss for cash flow hedges is expected to be reclassified into earnings within one year.

1.	Organization and Significant Accounting Policies (continued)

The following table summarizes, by currency, the contractual amounts of the company’s foreign currency forward contracts.

December 31 (dollars in millions)	2007		2006
	Buy	Sell	Buy	Sell
Euro	$5.5	$2.2	$5.4	$2.2
Canadian dollar	-	24.1	-	3.0
Hungarian forint	1.5	-	0.4	-
Chinese renminbi	32.5	-	-	-
Mexican peso	85.5	-	95.7	-

Total	$125.0	$26.3	$101.5	$5.2

The forward contracts in place at December 31, 2007 and 2006, amounted to approximately 60 percent and 80 percent, respectively, of the company’s anticipated subsequent year exposure for those currencies hedged.

Interest Rate Swap Agreement

The company is exposed to interest rate risk as a result of its floating rate borrowings under its revolving credit facility. The company uses interest rate swaps to manage this risk. As of December 31, 2007, the company had one interest rate swap outstanding in the amount of $25 million that expires in November 2010.

The interest rate swap is designated and accounted for as a cash flow hedge of floating rate debt. A derivative interest rate liability of $0.7 million as of December 31, 2007 and a $0.1 derivative interest rate asset as of December 31, 2006 are recorded in accrued liabilities and other current assets, respectively. Gains and losses on this instrument are recorded in accumulated other comprehensive loss, net of tax, until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive loss to the statement of earnings. The assessment of effectiveness for the interest rate swap is based on changes in floating rate interest rates. This swap has been determined to be perfectly effective.

Revenue recognition. The company recognizes revenue upon transfer of title, which occurs upon shipment of the product to the customer except for certain export sales where transfer of title occurs when the product reaches the customer destination.

Contracts and customer purchase orders are used to determine the existence of a sales arrangement. Shipping documents are used to verify shipment. The company assesses whether the selling price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The company assesses collectibility based on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

Accruals for customer returns for defective product are based on historical experience with similar types of sales. Accruals for rebates and incentives are based on pricing agreements and are tied to sales volume. Changes in such accruals may be required if future returns differ from historical experience or if actual sales volume differs from estimated sales volume. Rebates and incentives are recognized as a reduction of sales.

Shipping and handling costs billed to customers are included in net sales and the related costs are included in cost of products sold.

Advertising. Advertising costs are charged to operations as incurred and amounted to $38.0, $30.5, and $24.4 million during 2007, 2006 and 2005, respectively.

Research and development. Research and development costs are charged to operations as incurred and amounted to $47.8, $42.3 and $36.0 million during 2007, 2006 and 2005, respectively.

Product warranties. The company’s products carry warranties that generally range from one to ten years and are based on terms that are generally accepted in the market. The company records a liability for the expected cost of warranty-related

1.	Organization and Significant Accounting Policies (continued)

claims at the time of sale. The allocation of our warranty liability between current and long-term is based on expected warranty claims to be paid in the next year as determined by historical product failure rates.

The following table presents the company’s product warranty liability activity in 2007 and 2006:

Years ended December 31 (dollars in millions)	2007	2006
Balance at beginning of year	$98.7	$52.4
GSW acquisition	5.0	40.6
Expense	54.8	54.3
Claims settled	(53.0)	(48.6)

Balance at end of year	$105.5	$98.7

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

Stock-based compensation. Effective January 1, 2006, the company adopted SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)), using the modified-prospective transition method. Under that method compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. SFAS 123(R) had no impact on the company’s financial position, statement of operations or cash flows at the date of adoption. SFAS 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. Compensation cost is recognized using the straight-line method over the vesting period of the award. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under prior literature. Excess tax deductions of $4.8 million and $4.2 million were recognized as a financing cash flow in 2007 and 2006, respectively. This requirement reduced net operating cash flows and increased net financing cash flows in periods after adoption. The amount of operating cash flows recognized for such excess tax deductions was $4.5 million in 2005. The company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

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

Years ended December 31 (dollars in millions, except per share amounts)	2005
Earnings:
As reported	$46.5
Add: Stock-based employee compensation expense recorded for restricted stock awards, net of tax	2.7
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(3.8)

Pro forma	$45.4

Earnings per share:
As reported:
Basic	$1.57
Diluted	1.54
Pro forma:
Basic	$1.53
Diluted	1.50

1.	Organization and Significant Accounting Policies (continued)

Except as mentioned above, there is no other impact of adopting SFAS 123 (R) versus SFAS No. 123.

Earnings per share of common stock. The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	2007	2006	2005
Denominator for basic earnings per share - weighted-average shares outstanding	30,560,727	30,406,088	29,704,635
Effect of dilutive stock options, restricted stock and share units	412,353	597,785	576,971

Denominator for diluted earnings per share	30,973,080	31,003,873	30,281,606

Restricted marketable securities. As described in Note 2, the company acquired GSW in 2006. GSW operated a captive insurance company to provide product liability and general liability insurance to its subsidiary American Water Heater Co. (American). The company decided to cover American’s prospective liability exposures with its existing insurance programs and all product liability claims for events which occurred prior to July 1, 2006 will be financed by the captive. The reinsurance company restricts the amount of capital which must be maintained by the captive and this restricted amount is $38.9 million and $37.7 million at December 31, 2007 and 2006, respectively. The $38.9 million and $37.7 million of restricted money market instruments are included in other assets on the company’s balance sheet at December 31, 2007 and 2006, respectively. The cost of the money market instruments approximates fair value.

Recent accounting pronouncements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS 157 will be effective for the company beginning in 2008. The company is assessing the potential impact that the adoption of SFAS 157 will have on its consolidated financial condition, results of operations or cash flows.

2.	Acquisitions

On April 3, 2006, the company acquired GSW, a publicly traded Canadian-based manufacturer which operated in two business segments: water heaters and building products. The water heating segment manufactures and markets water heaters sold in the U.S. and Canada through its American and GSW Water Heater subsidiaries. The addition of GSW to the company’s existing water heater operations expands the company’s share of the growing retail channel of the U.S. residential water heater market segment as well as increases its presence in the Canadian residential water heater market segment. On December 19, 2006, the company sold the building products business for $11.4 million and in 2007, recorded a reduction in sales proceeds of $0.4 million associated with a working capital adjustment. For accounting purposes, the operations of the building products business are reported as a discontinued operation.

The aggregate purchase price, net of $39.3 million of cash acquired, was $307.7 million. This was comprised of $339.3 million for the outstanding stock and $7.7 million of acquisition costs principally incurred in 2005. In addition, $36.9 million of payments were made for change in control provisions and tax liabilities assumed.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition as finalized in 2007. The non-deductible goodwill has been recorded within the Water Products segment. Of the $78.8 million of acquired intangible assets, $32.1 million was assigned to indefinite-lived trademarks that are not subject to amortization and $46.7 million was assigned primarily to customer relationships which have amortization periods ranging from 10 to 25 years.

2.	Acquisitions (continued)

April 3, 2006 (dollars in millions)
Current assets, net of cash acquired	$157.2
Current assets held for sale	16.6
Property, plant and equipment	60.8
Intangible assets	78.8
Goodwill	193.8
Other assets	36.8

Total assets acquired	544.0
Current liabilities	143.5
Current liabilities held for sale	4.4
Long-term liabilities	88.4

Total liabilities assumed	236.3

Net assets acquired	$307.7

The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations have been included in the company’s financial statements from the April 3, 2006 date of acquisition.

The pro forma unaudited results of operations for the year ended December 31, 2006 and 2005, respectively, assuming consummation of the purchase as of January 1, 2005, are as follows (dollars in millions except per share data):

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

In November 2005, the company acquired Yueyang Zhongmin Special Electrical Machinery Co., Ltd. (Yueyang), a manufacturer of hermetic motors located in Yueyang City, Hunan Province, China. The total cost of the acquisition was $17.9 million including fixed future payments of $1.4 million which were made in 2006 as well as potential future payments not to exceed $1.7 million subject to reductions for claims the company may make if there are any breaches of the representations and warranties made by the selling shareholders under the acquisition agreement. $1.2 million was paid to the sellers in 2007. The remaining $0.5 million is currently in dispute. This cost exceeded the fair value of the net assets acquired by $10.6 million which was recorded as goodwill in the Electrical Products segment.

The purchase price for the Yueyang acquisition was allocated to the assets acquired and liabilities assumed based upon estimates of its respective fair value at the date of acquisition. The operating results have been included in the company’s consolidated financial statements since the date of acquisition.

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

In 2005, the company recognized $5.4 million in charges for additional restructuring initiatives associated with product repositioning programs at our domestic motor plants. Those activities were substantially complete as of December 31, 2005.

In 2006, $7.3 million of expense was recognized for the continuation of domestic repositioning activities. The majority of the charge is related to the closure of our McMinnville, TN, motor fabrication plant which was completed in the first quarter of 2007. Additionally, a pretax charge of $1.6 million was recognized for the closure of the Taizhou, China plant which was closed in the fourth quarter of 2006.

In 2007, $13.6 million of expense was recognized for the continuation of domestic repositioning activities. Included in this amount is an asset impairment charge of $10.6 million. The majority of the domestic repositioning charges relate to the announced closure of the Scottsville, KY and Mebane, NC production facilities. Electrical Products will consolidate its hermetic motor assembly operations in Acuna, Mexico and Suzhou, China. The closures are expected to occur in the fourth quarter of 2008.

Additionally, in 2007, Electrical Products recognized $9.2 million of expense (of which $7.5 million is an asset impairment charge), and a $9.9 million tax benefit related to the announced closure of its Budapest, Hungary facility. The closure of its Budapest Hungary facility will result in the remaining operations being transferred to China. This closure is expected to be completed in February 2008.

The following table presents an analysis of the company’s Electrical Products restructuring reserve as of and for the years ended December 31, 2007 , 2006 and 2005 (dollars in millions):

	Severance Costs	Lease Cancellation Costs	Asset Impairment	Other	Total
Balance at December 31, 2004	$-	$-	$-	$-	$-
Expense recognized	6.9	1.8	3.2	0.5	12.4
Cash payments	(5.7)	(0.3)	-	(0.5)	(6.5)
Asset disposal	-	-	(2.7)	-	(2.7)

Balance at December 31, 2005	$1.2	1.5	$0.5	$-	$3.2
Expense recognized	3.6	(0.1)	5.4	-	8.9
Cash payments	(3.3)	(1.4)	-	-	(4.7)
Asset disposal	-	-	(0.4)	-	(0.4)

Balance at December 31, 2006	$1.5	$-	$5.5	$-	$7.0
Expense recognized	3.7	-	18.1	1.0	22.8
Cash payments	(2.2)	-	-	(0.1)	(2.3)
Asset disposal/write-down	-	-	(23.6)	-	(23.6)

Balance at December 31, 2007	$3.0	$-	$-	$0.9	$3.9

Other Charges – Tower Automotive, Inc.

The company was the primary lessee on a facility lease in Corydon, Indiana related to a business sold to Tower Automotive, Inc. (Tower) in 1997. The company entered into a sublease arrangement with Tower in 1997 with the same terms and conditions as the company lease. Tower filed for bankruptcy on February 2, 2005 and subsequently notified the company that it would reject the sublease arrangement effective October 1, 2005. In order to minimize costs, the company purchased the Corydon facility for $4.5 million on October 11, 2005. The company recognized $0.5 million, $0.4 million and $1.2 million expense in 2007, 2006 and 2005, respectively, related to facility maintenance and the company’s estimate of its ultimate net loss upon disposition of this facility.

3.	Restructuring and Other Charges (continued)

Other Charges – Previously Owned Businesses

In 2007, the company recognized $1.4 million of expense associated with retained liabilities of previously owned businesses which were sold by the company between 1997 – 2001. The majority of the $1.4 million expense is related to certain costs associated with previously owned real estate. The company recognized expense of $0.3 million in 2006 related to the settlement of an environmental liability. In 2005, the company recognized expense of $3.0 million associated with retained liabilities of previously owned businesses related to revised estimates for certain environmental liability exposure and employee benefit litigation matters.

4.	Statement of Cash Flows

Supplemental cash flow information is as follows:

Years ended December 31 (dollars in millions)	2007	2006	2005
Net change in current assets and liabilities, net of acquisitions:
Receivables	$(36.5)	$(15.7)	$7.6
Inventories	32.1	(28.6)	12.1
Other current assets	0.6	1.5	1.3
Trade payables	19.0	31.2	43.5
Accrued liabilities, including payroll and benefits	18.4	1.9	7.9
Income taxes	(7.2)	(11.4)	6.3

	$26.4	$(21.1)	$78.7

5.	Inventories

December 31 (dollars in millions)	2007	2006
Finished products	$177.8	$191.1
Work in process	50.0	66.4
Raw materials	112.9	110.6

Inventories, at FIFO cost	340.7	368.1
LIFO reserve	78.9	70.8

	$261.8	$297.3

The company recognized after-tax LIFO income of $4.3 million, $0.6 million and $2.1 million in 2007, 2006 and 2005, respectively.

6.	Property, Plant and Equipment

December 31 (dollars in millions)	2007	2006
Land	$12.5	$12.4
Buildings	188.7	176.7
Equipment	711.5	695.7
Software	40.9	33.8

	953.6	918.6
Less accumulated depreciation and amortization	532.5	491.4

	$421.1	$427.2

7.	Goodwill

The company concluded that no impairment existed at the time of the annual impairment tests which were performed in the fourth quarters of 2007, 2006 and 2005. The two reporting units used to test goodwill for impairment are Water Products and Electrical Products.

7.	Goodwill (continued)

Changes in the carrying amount of goodwill during the years ended December 31, 2007 and 2006, consisted of the following:

(dollars in millions)	Water Products	Electrical Products	Total
Balance at December 31, 2005	$67.2	$245.8	$313.0
Acquisition of business (see note 2)	187.4	-	187.4
Adjustment to 2002 acquisition (see note 12)	(1.0)	-	(1.0)
Currency translation adjustment	0.3	-	0.3

Balance at December 31, 2006	253.9	245.8	499.7
Finalization of purchase price allocation related to 2006 acquisition of business (see note 2)	6.4	-	6.4
Adjustment to 2002 acquisition (see note 12)	(1.3)	-	(1.3)
Currency translation adjustment	8.1	-	8.1

Balance at December 31, 2007	$267.1	$245.8	$512.9

8.	Debt and Lease Commitments

December 31 (dollars in millions)	2007	2006
Bank credit lines, average year-end interest rate of 6.1% for 2006	$-	$2.1

Revolving credit agreement borrowings, average year-end interest rate of 5.5% for 2007 and 5.8% for 2006	40.0	65.5

Commercial paper, average year-end interest rate of 5.1% for 2007 and 5.5% for 2006	116.9	125.1

Term notes with insurance companies, expiring through 2018, average year-end interest rate of 6.1% for 2007 and 6.1% for 2006	135.1	142.0

Other notes, expiring through 2012, average year-end interest rate of 3.6% for 2007 and 3.7% for 2006	12.5	12.5

Canadian revolving credit agreement borrowings, average year-end interest rate of 5.0% for 2007 and 4.9% for 2006	60.5	66.1

Canadian term notes with insurance companies, expiring through 2018, average year-end interest rate of 5.3% for 2007 and 5.3% for 2006	30.2	25.7

	395.2	439.0
Less long-term debt due within one year	15.6	6.9

Long-term debt	$379.6	$432.1

The company has a $425 million multi-year multi-currency revolving credit agreement with a group of ten banks, which expires on February 17, 2011. Borrowings under the company’s bank credit lines and commercial paper borrowings are supported by the revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt at December 31, 2007 and 2006. At its option, the company maintains either cash balances or pays fees for bank credit and services.

Scheduled maturities of long-term debt within each of the five years subsequent to December 31, 2007, are as follows: 2008-$15.6; 2009-$17.5; 2010 - $21.1; 2011-$236.0; 2012-$25.1 million.

Future minimum payments under non-cancelable operating leases relating mostly to office, manufacturing and warehouse facilities total $49.0 million and are due as follows: 2008-$14.1; 2009-$9.9; 2010-$6.9; 2011-$3.9; 2012-$3.0, and thereafter – $11.2 million. Rent expense, including payments under operating leases, was $26.6, $25.6 and $24.9 million in 2007, 2006 and 2005, respectively.

8.	Debt and Lease Commitments (continued)

Interest paid by the company was $26.7, $24.9 and $13.0 million in 2007, 2006 and 2005, respectively.

9.	Stockholders’ Equity

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

During 2007, 2006 and 2005, 23,540, 193,975 and 22,757 shares, respectively, of Class A Common Stock were converted into Common Stock. Regular dividends paid on the Class A Common Stock and Common Stock amounted to $.70, $.66 and $.64 per share in 2007, 2006 and 2005, respectively.

In February 2007, the company's Board of Directors authorized the purchase of up to 1,000,000 shares of its outstanding Common Stock. As of December 31, 2007, the company has completed this program at a total cost of $36.6 million. In December 2007, the company’s Board of Directors authorized the purchase of an additional 1,000,000 shares of its outstanding Common Stock.

At December 31, 2007, 32,595 and 2,463,745 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock. At December 31, 2006, 32,595 and 1,832,696 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

Accumulated other comprehensive loss is as follows:

December 31 (dollars in millions)	2007	2006
Cumulative foreign currency translation adjustments	$7.8	$(0.1)
Unrealized net (loss) gain on cash flow derivative instruments	(0.7)	10.8
Additional minimum pension liability	(106.4)	(140.2)

	$(99.3)	$(129.5)

10.	Stock Based Compensation

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by shareholders in 2002. The plan provides for the issuance of 1,250,000 stock options, restricted stock or share units. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. Additionally, any shares that would have been available for stock options, restricted stock or share units under the predecessor plan, if that plan was in effect, will be available for granting of share based awards under the plan. The stock options granted in 2007 and 2006 become exercisable three years from the date of grant. Of the 175,600 options granted in 2005, 26,900 become exercisable one year from date of grant and 148,700 become exercisable with three year pro rata vesting from date of grant. For active employees, all options granted in 2007, 2006 and 2005 expire ten years after date of grant. The number of shares available for granting of options or share units at December 31, 2007, was 1,271,388. Upon stock option exercise, restricted stock grant, or share unit vesting, shares are issued from Treasury stock.

Total stock based compensation cost recognized in 2007, 2006, and 2005 was $4.6, $3.0 and $4.3 million, respectively.

Stock options

Stock option compensation recognized in 2007 and 2006 was $1.7 million and $0.7 million, respectively. Stock option expense recognized in the year ended December 31, 2007, included $0.5 million of expense associated with the accelerated vesting of stock option awards for certain executives who either retired or were retirement eligible in 2007.

10.	Stock Based Compensation (continued)

Stock options

Changes in option shares, all of which are Common Stock, were as follows:

					(dollars in millions)
	Weighted-Avg. Per Share Exercise Price				Aggregate Intrinsic Value
		Years Ended December 31
		2007	2006	2005
Outstanding at beginning of year	$22.98	1,443,900	1,920,850	2,641,200

Granted
2007—$38.76 to $40.27 per share	38.87	164,800
2006—$36.03 per share			18,000
2005—$27.58 to $29.20 per share				175,600

Exercised
2007—$13.56 to $29.20 per share	19.04	(488,066)			$12.4
2006—$13.56 to $29.83 per share			(494,950)		10.8
2005—$13.56 to $29.03 per share				(885,050)	11.6

Terminated
2007—$29.20 to $38.76 per share		(3,200)
2005—$24.64 to $28.70 per share				(10,900)

Outstanding at end of year
(2007—$13.56 to $40.27 per share)	27.01	1,117,434	1,443,900	1,920,850

Exercisable at end of year	26.03	845,601	1,274,567	1,640,850

The aggregate intrinsic value for the outstanding and exercisable options as of December 31, 2007 is $9.0 million and $7.6 million, respectively. The average remaining contractual life for outstanding and exercisable options is 6 years.

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and exercisable at December 31, 2007:

Range of Exercise Prices	Options Outstanding at December 31, 2007	Weighted- Average Exercise Price	Options Exercisable at December 31, 2007	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
$13.56	76,300	$13.56	76,300	$13.56	3 years
$15.14 to $18.33	140,400	15.41	140,400	15.41	4 years
$23.98 to $40.27	900,734	29.96	628,901	29.91	7 years

	1,117,434		845,601

The weighted-average fair value per option at the date of grant during 2007, 2006 and 2005, using the Black-Scholes option-pricing model, was $14.43, $12.94 and $10.82, respectively. Assumptions were as follows:

	2007	2006	2005
Expected life (years)	6.5	6.4	6.6
Risk-free interest rate	4.7%	4.4%	4.2%
Dividend yield	1.8%	2.2%	2.2%
Expected volatility	36.0%	38.0%	39.9%

10.	Stock Based Compensation (continued)

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

Restricted stock and share units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 68,600, 21,000, and 120,000 share units under the plan in 2007, 2006 and 2005, respectively. The company granted 15,000 shares of restricted stock in 2005. The restricted stock and share units were valued at $2.7, $0.8 and $3.9 million at the date of issuance in 2007, 2006 and 2005, respectively, and will be recognized as compensation expense ratably over the three-year vesting period. Compensation expense of $2.9, $2.3 and $4.3 million was recognized in 2007, 2006 and 2005, respectively. Share based compensation expense in 2007 and 2005 included $0.5 million and $1.8 million of expense, respectively, associated with the accelerated vesting of restricted stock and share unit awards for certain executives who retired or were retirement eligible in those years.

A summary of restricted stock and share unit activity under the plan is as follows:

	Number of Units	Weighted- Average Grant Date Value
Outstanding at January 1, 2007	267,835	$28.03
Granted	68,600	38.87
Vested	(121,835)	25.52
Terminated	(2,100)	26.81

Outstanding at December 31, 2007	212,500	$32.91

Total compensation expense for restricted stock and share units not yet recognized is $2.3 million at December 31, 2007. The weighted average period over which the expense is expected to be recognized is one year.

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

On December 31, 2006, the company adopted SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS 158 requires that the company recognize the overfunded or underfunded status of its defined benefit and retiree medical plans as an asset or liability in the balance sheet with changes in the funded status recognized through comprehensive income in the year in which they occur. The impact of adoption was a one time before tax charge to accumulated other comprehensive loss of $28.3 million.

11.	Pension and Other Post-retirement Benefits (continued)

Obligations and Funded Status

Pension and Post-Retirement Disclosure Information Under FASB Statements 132 and 158

The following tables present the changes in benefit obligations, plan assets and funded status for domestic pension and post-retirement plans and the components of net periodic benefit costs.

	Pension Benefits		Post-retirement Benefits
Years ended December 31 (dollars in millions)	2007	2006	2007	2006
Accumulated Benefit Obligation (ABO) at December 31	$754.1	$794.1	N/A	N/A

Change in benefit obligations (PBO)
PBO at beginning of year	$(821.4)	$(821.6)	$(17.6)	$(18.9)
Service cost	(10.4)	(10.3)	(0.2)	(0.2)
Interest cost	(47.6)	(46.6)	(1.0)	(1.0)
Participant contributions	-	-	(0.6)	(0.6)
Plan amendments	(0.9)	(0.9)	-	-
Actuarial gains including assumption changes	42.6	17.2	0.8	0.8
Benefits paid	58.2	60.8	1.4	2.3
Acquired plan	-	(20.0)	-	-
Curtailment	2.4	-	-	-

PBO at end of year	$(777.1)	$(821.4)	$(17.2)	$(17.6)

Change in Fair Value of Plan Assets
Plan assets at beginning of year	$723.5	$687.1	$-	$-
Actual return on plan assets	56.6	79.5	-	-
Contribution by the company	16.0	5.5	0.9	1.7
Participant contributions	-	-	0.6	0.6
Benefits paid	(58.2)	(60.8)	(1.5)	(2.3)
Acquired plan	-	12.2	-	-

Plan assets at end of year	$737.9	$723.5	$-	$-

Funded status	$(39.2)	$(97.9)	$(17.2)	$(17.6)

Amount recognized in the balance sheet
Current liabilities	$-	$-	$(1.5)	$(1.6)
Non-current liabilities	(39.2)	(97.9)	(15.7)	(16.0)

Net pension liability at end of year	$(39.2)*	$(97.9)*	$(17.2)	$(17.6)

Amounts recognized in Accumulated Other Comprehensive Loss Before Tax
Net actuarial loss/(gain)	$176.2	$230.9	$(1.1)	$(0.2)
Prior service cost	0.3	0.4	0.1	0.1

Total recognized in accumulated other comprehensive loss	$176.5	$231.3	$(1.0)	$(0.1)

*

In addition the company has recorded a liability for a foreign pension plan of $0.5 million and $0.6 million at December 31, 2007 and 2006, respectively and an accumulated other comprehensive loss of $0.5 million at December 31, 2007 and 2006.

11.	Pension and Other Post-retirement Benefits (continued)

	Pension Benefits			Post-retirement Benefits
Years ended December 31 (dollars in millions)	2007	2006	2005	2007	2006	2005
Net periodic benefit cost
Service cost	$10.4	$10.3	$9.2	$0.2	$0.2	$0.2
Interest cost	47.6	46.6	46.7	1.0	1.0	1.0
Expected return on plan assets	(60.1)	(60.2)	(61.2)	-	-	-
Amortization of unrecognized:
Net actuarial loss	12.7	14.7	10.0	0.2	-	-
Prior service cost	0.5	0.5	0.4	-	-	-
Curtailment and other one-time charges	1.1	-	-	-	-	-

Defined-benefit plan cost	12.2	11.9	5.1	$1.4	$1.2	$1.2

Various U.S. defined contribution plans cost	6.9	4.6	4.4

	$19.1	$16.5	$9.5

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Earnings
Net Actuarial Gain	$(41.3)	N/A	N/A	$(0.8)	N/A	N/A
Amortization of net actuarial loss	(13.4)	N/A	N/A	(0.1)	N/A	N/A
Prior service cost	0.4	N/A	N/A	-	N/A	N/A
Amortization of prior service cost	(0.5)	N/A	N/A	-	N/A	N/A

Total recognized in other comprehensive earnings	(54.8)	N/A	N/A	(0.9)	N/A	N/A

Total Recognized in Net Periodic Cost and Other Comprehensive Earnings	$(42.6)	N/A	N/A	$(0.5)	N/A	N/A

The estimated net actuarial loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2008 are $7.7 million and $0.5 million, respectively. The estimated net actuarial loss and prior year service cost for the post-retirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2008 are each less than $0.1 million. As permitted under paragraph 26 of FASB Statement No. 87 and paragraph 53 of Statement No. 106, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plan.

The 2007 and 2006 after tax adjustments for additional minimum pension liability resulted in other comprehensive earnings of $33.8 million and $15.0 million, respectively.

Assumptions

Actuarial assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2007	2006	2007		2006
Discount rate	6.5%	5.9%	6.5%		5.9%
Average Salary Increases	4.0%	4.0%	4.0	%`	4.0%

Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
Years ended December 31	2007	2006	2005	2007	2006	2005
Discount rate	5.90%	5.75%	6.00%	5.90%	5.75%	6.00%
Expected long-term return on plan assets	8.75%	8.75%	8.75%	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

11.	Pension and Other Post-retirement Benefits (continued)

In developing the expected long-term rate of return assumption, the company evaluated its pension plan’s target and actual asset allocation and historical long-term rates of return of equity and bond indices. The company also considered its pension plan’s historical 10-year and 25-year compounded annualized returns of 8.6 percent and 12.1 percent, respectively.

Assumed health care cost trend rates

Assumed health care cost trend rates as of December 31 are as follows:

	2007	2006
Health care cost trend rate assumed for next year	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2013	2012

A one-percentage-point change in the assumed health care cost trend rates would not result in a material impact on the company’s consolidated financial statements.

Plan Assets

The company’s pension plan weighted asset allocations as of December 31 by asset category are as follows:

Asset Category	2007	2006
Equity securities	71%	70%
Debt securities	24	24
Private equity	4	3
Other	1	3

	100%	100%

The company’s target allocation to equity managers is between 60 to 70 percent with the remainder allocated primarily to bond managers and a small allocation to private equity managers. The company regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.

There is no company stock included in plan assets at December 31, 2007 and 2006.

Cash Flows

The company is not required to contribute to its pension plans. In 2007, the company made contributions of $16 million and may elect to make a contribution during 2008.

11.	Pension and Other Post-retirement Benefits (continued)

Estimated Future Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years ending December 31 (dollars in millions)	Pension Benefits	Post- retirement Benefits
2008	$58.1	$1.5
2009	57.3	1.5
2010	57.0	1.6
2011	56.8	1.6
2012	57.1	1.6
Years 2013 – 2017	292.0	7.4

12.	Income Taxes

The components of the provision for income taxes from continuing operations consisted of the following:

Years ended December 31 (dollars in millions)	2007	2006	2005

Current:
Federal	$6.3	$18.0	$13.2
State	4.2	3.4	2.3
International	3.9	3.8	3.3
Deferred:
Federal	(2.7)	0.5	3.0
State	(2.2)	0.4	0.8
International	2.2	2.5	(0.4)

	$11.7	$28.6	$22.2

The provision for income taxes differs from the U.S. federal statutory rate due to the following items:

Years ended December 31	2007	2006	2005

Provision at U.S. federal statutory rate	35.0%	35.0%	35.0%
U.S. tax benefit for closure of Budapest, Hungary facility	(9.9)	-	-
State income and franchise taxes, net of federal benefit	1.4	2.4	3.8
International income tax rate differential	(11.7)	(10.1)	(6.2)
Research tax credits	(0.7)	-	(0.7)
U.S. manufacturing deduction	(0.5)	(0.3)	(0.3)
Other	(1.9)	0.3	0.7

	11.7%	27.3%	32.3%

Components of earnings from continuing operations before income taxes were as follows:

Years ended December 31 (dollars in millions)	2007	2006	2005

United States	$43.0	$59.3	$52.2
International	56.9	45.5	16.5

	$99.9	$104.8	$68.7

12.	Income Taxes (continued)

Total taxes paid by the company amounted to $14.1, $37.3, and $6.9 million in 2007, 2006 and 2005, respectively. Included in the 2007 and 2006 taxes paid are $4.2 million and $9.2 million of net tax payments for the companies acquired in 2006 relating to periods before the acquisition.

No provision for U.S. income taxes or foreign withholding taxes has been made on the undistributed earnings of foreign subsidiaries as such earnings are considered to be permanently invested. At December 31, 2007, the undistributed earnings amounted to $184.5 million. Determination of the amount of unrecognized deferred tax liability on the undistributed earnings is not practicable. In addition, no provision or benefits for U.S. income taxes have been made on foreign currency translation gains or losses.

The tax effects of temporary differences of assets and liabilities between income tax and financial reporting are as follows:

December 31 (dollars in millions)
	2007		2006
	Assets	Liabilities	Assets	Liabilities
Employee benefits	$28.7	$-	$49.3	$-
Product liability and warranties	64.7	-	59.7	-
Inventories	1.8	-	5.8	-
Property, plant and equipment	-	34.9	-	41.4
Intangibles	-	84.1	-	75.5
Restructuring	4.5	-	2.7	-
Environmental	4.6	-	4.3	-
Derivative instruments	0.5	-	-	6.8
Tax loss and credit carryovers	9.9	-	12.1	-
All other	7.7	-	-	3.8
Valuation allowance	(3.9)	-	(4.7)	-

	$118.5	$119.0	$129.2	$127.5

Net (liability) asset		$(0.5)	$1.7

These deferred tax assets and liabilities are classified in the balance sheet as current or long-term based on the balance sheet classification of the related assets and liabilities as follows:

December 31 (dollars in millions)	2007	2006
Current deferred income tax assets	$34.0	$22.3
Long-term deferred income tax liabilities	(34.5)	(20.6)

Net (liability) asset	$(0.5)	$1.7

The company has foreign net operating loss carryovers with tax benefits of $3.9 million. Of the $3.9 million of tax benefits, $3.6 million have an unlimited carryover period and $0.3 million expire in 2008. Based on future realizability, a valuation allowance of $3.9 million has been established against the foreign net operating loss carryover tax benefits.

The company also has state and local net operating loss carryovers having a tax value of $4.7 million and state and local tax credit carryovers of $1.3 million. These carryovers expire between 2010 and 2027. Based on future realizability, no valuation allowance has been established against the state and local carryover tax benefits.

During 2007 and 2006, the valuation allowance was decreased and goodwill decreased by $1.3 million and $1.0 million, respectively, to reflect expected utilization of tax benefits previously acquired with the State Industries, Inc. acquisition in 2001. Also, in 2007 the valuation allowance was increased by $0.7 million for the current year tax benefits of foreign loss carryovers that are not expected to be utilized and decreased by $0.2 million to reflect expiration of foreign net operating losses. The valuation allowance was also decreased by $2.0 million in 2006 to reflect expiration of federal capital loss carryovers previously acquired with the State Industries, Inc. acquisition and by $0.3 million to reflect expiration of foreign net operating loss carryovers.

12.	Income Taxes (continued)

In China, foreign investment enterprises engaged in manufacturing activities are granted favorable tax treatment during start-up periods. The enterprises are granted a two-year tax exemption and a three-year 50% tax rate reduction beginning with the enterprise's first profit making year. In 2007 three of the company's China subsidiaries benefited from the favorable tax treatment. The consolidated earnings would have been $0.11 per share lower without the tax holiday.

The Company adopted the provisions of FIN 48 on January 1, 2007. There was no cumulative effect of adoption recorded to retained earnings. A reconciliation of the beginning and ending amount of unrecognized benefits is as follows:

(Dollars in millions)
Balance at January 1, 2007	$7.6
Additions based on tax positions related to the current year	0.5
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(3.3)
Settlements	-

Balance at December 31, 2007	$4.8

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $3.7 million. The company recognizes potential interest and penalties related to unrecognized tax benefits as a component of tax expense. At January 1, 2007, there was $0.8 million of interest and penalties accrued. The amount was reduced to $0.4 million during 2007. It is not anticipated there will be a significant change in the total amount of unrecognized tax benefits in the next 12 months. The company’s U.S. federal tax returns for 2005-2007 are subject to audit. The company is subject to state and local audits for tax years 2003-2007. The company is subject to non-U.S. income tax examinations for years 2001-2007.

13.	Commitments and Contingencies

The company is a potentially responsible party in eight judicial and administrative proceedings initiated on behalf of various state and federal regulatory agencies seeking to clean up sites which have been environmentally impacted and to recover costs they have incurred or will incur as to the sites.

The company has established reserves for the sites and insurance proceeds and potential recovery from third parties are available to cover a portion of the company's potential liability. The company believes that any environmental claims for these sites in excess of reserves, insurance proceeds and indemnified amounts will not have a material effect on its financial position or results of operations.

The company or its subsidiaries have been named as a co-defendant in lawsuits alleging personal injury as a result of exposure to asbestos integrated into certain of the company’s or its subsidiaries’ products or premises. The company and its subsidiaries have never manufactured asbestos. As of December 31, 2007 the company and its subsidiaries are defendants in lawsuits involving claims by approximately 66,072 plaintiffs. The company and its subsidiaries have made no payment in a substantial majority of the cases closed to date. The remainder of the resolved cases have settled for amounts that are not material to the company, and the costs of defense and settlements have been supported in part by insurance.

The company has been named as a co-defendant in lawsuits alleging manganese-induced illness involving claims by approximately 2,560 plaintiffs. The claimants in these lawsuits allege that exposure to manganese in welding consumables caused them to develop adverse neurological conditions, including a condition known as manganism, and are seeking compensatory and, in many instances, punitive damages, usually for unspecified sums. The company manufactured welding consumables from 1918 until it sold that business to another company in 1965. The company has not been found liable in any of the lawsuits and has not paid any settlements. The costs of defense have been paid by insurance, and the company believes it has adequate insurance coverage to cover its exposure.

13.	Commitments and Contingencies (continued)

The company is subject to various claims and pending lawsuits for product liability and other matters arising out of the conduct of the company's business. With respect to product liability claims, the company has self-insured a portion of its product liability loss exposure for many years. The company has established reserves which it believes are adequate to cover incurred claims. For the years ended December 31, 2007 and 2006, the company had $125 million of product liability insurance for individual losses in excess of $5 million. The company periodically reevaluates its exposure on claims and lawsuits and makes adjustments to its reserves as appropriate. The company believes, based on current knowledge, consultation with counsel, adequate reserves and insurance coverage that the outcome of such claims and lawsuits will not have a material adverse effect on the company's financial position, results of operations or cash flows.

In a Form 8-K filed with the Securities and Exchange Commission on October 19, 2007, the company disclosed an adverse verdict in a product liability lawsuit in Baldwin County, Alabama.

On February 19, 2008, all plaintiffs executed a Release, Settlement and Confidentiality Agreement (the Settlement) resolving the lawsuit in its entirety. The Settlement is subject to Baldwin County Court approval, which the company believes will be granted. As part of the Settlement, the adverse verdict will be vacated by the Baldwin County Court. The terms of the Settlement are confidential. The company's expense related to the Settlement is included in the reserve recorded as of December 31, 2007.

14.	Operations by Segment

The company has two reportable segments: Water Products and Electrical Products. The Water Products segment manufactures residential and commercial gas and electric water heaters used in a wide range of applications including hotels, laundries, car washes, factories and large institutions. In addition, the Water Products segment manufactures copper tube boilers used in large-volume hot water and hydronic heating applications. The Electrical Products segment manufactures fractional horsepower alternating current (AC) and direct current (DC) motors used in fans and blowers in furnaces, air conditioners and ventilating systems; as well as in other consumer products such as home appliances and pumps for swimming pools, hot tubs and spas. In addition, the Electrical Products segment manufactures hermetic motors which are sold worldwide to manufacturers of compressors used in air conditioning and refrigeration systems.

The accounting policies of the reportable segments are the same as those described in the “Summary of Significant Accounting Policies” outlined in Note 1. Operating earnings, defined by the company as earnings before interest, taxes, general corporate and corporate research and development expenses, is used to measure the performance of the segments and allocate resources.

14.	Operations by Segment (continued)

	Net Earnings			Net Sales
Years ended December 31 (dollars in millions)	2007	2006	2005	2007	2006	2005
Water Products	$150.0	$122.4	$79.5	$1,423.1	$1,260.8	$833.3
Electrical Products	23.1	48.1	42.3	894.0	905.9	861.0
Inter-segment	(0.2)	(0.1)	(0.1)	(5.0)	(5.4)	(5.1)

Total segments – operating earnings	172.9	170.4	121.7	$2,312.1	$2,161.3	$1,689.2

General corporate and research and development expenses	(46.3)	(40.7)	(40.0)
Interest expense	(26.7)	(24.9)	(13.0)

Earnings before income taxes	99.9	104.8	68.7

Provision for income taxes	(11.7)	(28.6)	(22.2)

Earnings from continuing operations	$88.2	$76.2	$46.5

Sales to a major customer within the Water Products segment totaled $251.1 million in 2007 which is 11% of the company's net sales. There were no sales to customers exceeding 10% of consolidated net sales in 2006 or 2005.

Assets, depreciation and capital expenditures by segment

	Total Assets (December 31)			Depreciation and Amortization (Years Ended December 31)			Capital Expenditures (Years Ended December 31)
(dollars in millions)	2007	2006	2005	2007	2006	2005	2007	2006	2005
Water Products	$1,040.3	$967.2	$447.0	$34.7	$29.5	$20.4	$42.3	$33.9	$21.9
Electrical Products	704.0	768.2	742.5	32.3	30.9	31.8	28.6	33.4	28.4

Total segments	1,744.3	1,735.4	1,189.5	67.0	60.4	52.2	70.9	67.3	50.3
Corporate assets	110.1	104.5	103.2	0.5	0.5	0.6	0.5	0.9	0.3

Total	$1,854.4	$1,839.9	$1,292.7	$67.5	$60.9	$52.8	$71.4	$68.2	$50.6

The majority of corporate assets consists of cash and cash equivalents and deferred income taxes.

Net sales and long-lived assets by geographic location

The following data by geographic area includes net sales based on product shipment destination and long-lived assets based on physical location. Long-lived assets include net property, plant and equipment and other long-term assets, other intangibles and long-lived assets of previously owned businesses.

	Long-lived Assets				Net Sales
(dollars in millions)	2007	2006	2005		2007	2006	2005

United States	$299.5	$314.1	$227.5	United States	$1,757.0	$1,720.9	$1,400.6

Mexico	105.4	110.3	108.3	China	197.6	154.2	106.8

China	70.8	61.2	56.2	Canada	171.9	137.3	64.5

Canada	55.6	49.0	1.2	Other Foreign	185.6	148.9	117.3

Other Foreign	3.7	7.9	7.1	Total	$2,312.1	$2,161.3	$1,689.2

Total	$535.0	$542.5	$400.3

15.	Quarterly Results of Operations (Unaudited)

(dollars in millions, except per share amounts)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2007	2006	2007	2006	2007	2006	2007	2006
Net sales	$577.2	$459.2	$611.5	$594.5	$553.5	$564.0	$569.9	$543.6
Gross profit	122.8	98.9	134.8	126.6	120.1	115.4	135.7	123.0
Net earnings	19.5	15.5	27.0	25.1	24.7	17.0	17.0	18.9
Net earnings per share
Basic	.64	.51	.88	.83	.80	.56	.56	.62
Diluted	.63	.50	.87	.81	.79	.55	.55	.61

Common dividends declared	.17	.16	.17	.16	.18	.17	.18	.17

Net earnings per share are computed separately for each period and, therefore, the sum of such quarterly per share amounts may differ from the total for the year. Electrical Products 2007 fourth quarter net earnings included a $2.4 million LIFO benefit, net of tax, associated with lower inventory levels and bad debt expense of $1.5 million, net of tax.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a)	Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, under the direction, supervision, and involvement of the Chief Executive Officer and the Chief Financial Officer, has carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) of the Company. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that disclosure controls and procedures were effective as of December 31, 2007 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files, or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting

The management of A.O. Smith Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the direction, supervision, and participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework). Based on the results of this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2007.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

A.O. Smith Corporation

We have audited A.O. Smith Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). A.O. Smith Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, A.O. Smith Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of A.O. Smith Corporation as of December 31, 2007 and 2006, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 1, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 1, 2008

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the headings “Election of Directors” and “Board Committees” in the company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference. The information required regarding Executive Officers of the company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

The company has a separately designated Audit Committee on which Gene C. Wulf, Gloster B. Current, Jr., Mark D. Smith and Idelle K. Wolf serve, with Mr. Wulf, as Chairperson. All members are independent under applicable SEC and NYSE rules; Ms. Wolf and Mr. Wulf are “audit committee financial experts” in accordance with SEC rules.

The company has adopted a Financial Code of Ethics applicable to its principal executive officer, principal financial officer and principal accounting officer. As a best practice, this code has been executed by all other company officers and key financial and accounting personnel as well. In addition, the company has adopted a general code of business conduct for its directors, officers and all employees, which is known as the A. O. Smith Guiding Principles. The Financial Code of Ethics, the A. O. Smith Guiding Principles and other company corporate governance matters are available on the company’s website at www.aosmith.com. The company is not including the information contained on its website as a part of or incorporating it by reference into, this Form 10-K.The company intends to disclose on this website any amendments to, or waivers from, the Financial Code of Ethics or the A. O. Smith Guiding Principles that are required to be disclosed pursuant to SEC rules. To date there have been no waivers of the Financial Code of Ethics or the A. O. Smith Guiding Principles. Stockholders may obtain copies of any of these corporate governance documents free of charge by writing to the Corporate Secretary at the address on the cover page of this Form 10-K.

The information included under the heading “Compliance with Section 16(a) of the Securities Exchange Act” in the company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information included under the headings “Executive Compensation,” “Director Compensation,” “Report of the Personnel and Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in the company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the headings “Principal Stockholders” and “Security Ownership of Directors and Management” in the company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the company’s equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,117,434	27.01	1,478,888
Equity compensation plans not approved by security holders	-	-	-

Total	1,117,434	27.01	1,478,888

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information included under the headings “Director Independence and Financial Literacy”, “Compensation Committee Interlocks and Insider Participation” and “Procedure for Review of Related Party Transactions” in the company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information included under the heading “Report of the Audit Committee” in the company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) required by this Item 14 is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements of the Company

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	55

Schedules not included have been omitted because they are not applicable.

3.

Exhibits - see the Index to Exhibits on pages 52 - 53 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K are listed as Exhibits 10(a) through 10(m) in the Index to Exhibits.

Pursuant to the requirements of Rule 14a-3(b)(10) of the Securities Exchange Act of 1934, as amended, the company will, upon request and upon payment of a reasonable fee not to exceed the rate at which such copies are available from the Securities and Exchange Commission, furnish copies to its security holders of any exhibits listed in the Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description

(3)(i)		Restated Certificate of Incorporation of the corporation as amended October 10, 2000, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended June 30, 2006.

(3)(ii)		By-laws of the corporation as amended April 11, 2006, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended June 30, 2006.

(4)	(a)	Restated Certificate of Incorporation of the corporation as amended October 10, 2000, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended June 30, 2006.

(b)

Credit Agreement, dated as of February 17, 2006, among A. O. Smith Corporation, various financial institutions, M&I Marshall & Ilsley Bank, U.S. Bank National Association and Wells Fargo Bank, N.A., as Co-Documentation Agents, and Bank of America, N.A., as Administrative Agent, incorporated by reference to the Form 8-K filed on February 23, 2006.

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

	(c)	A. O. Smith Combined Incentive Compensation Plan, incorporated by reference as Exhibit A to the Proxy Statement filed on March 7, 2007, for the April 9, 2007, Annual Meeting of Stockholders.

	(d)	Executive Life Insurance Plan, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

	(e)	Corporate Directors’ Deferred Compensation Plan, as amended, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

	(f)	Amendment to the Corporate Directors’ Deferred Compensation Plan effective January 1, 2005, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

	(g)	Executive Supplemental Pension Plan incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

	(h)	Supplemental Profit Sharing Plan, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(i)

A. O. Smith Corporation Executive Incentive Compensation Award Agreement, incorporated by reference to the Form S-8 Registration Statement filed by the corporation on July 30, 2007 (Reg. No. 333-144950).

INDEX TO EXHIBITS (continued)

Exhibit Number	Description

	(j)	Early Retirement Agreement with W. David Romoser dated June 4, 2007.(1)

	(k)	Offer Letter to Paul W. Jones, dated December 9, 2003.

	(l)	Offer Letter to Terry M. Murphy, dated October 17, 2005.

	(m)	Offer Letter to Ajita G. Rajendra, dated September 20, 2004.

(21)		Subsidiaries.

(23)		Consent of Independent Registered Public Accounting Firm.

(31.1)		Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 20, 2008.

(31.2)		Certification by the Executive Vice-President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 20, 2008.

(32)		Written Statement of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(1)

Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2. The redacted material is being filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

A. O. SMITH CORPORATION

By:	/s/ Paul W. Jones
Paul W. Jones
Chief Executive Officer

Date: February 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 20, 2008 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Signature

PAUL W. JONES Chairman of the Board of Directors and Chief Executive Officer	/s/ Paul W. Jones Paul W. Jones

TERRY M. MURPHY Executive Vice President and Chief Financial Officer	/s/ Terry M. Murphy Terry M. Murphy

JOHN J. KITA Senior Vice President Corporate Finance and Controller	/s/ John J. Kita John J. Kita

RONALD D. BROWN Director	/s/ Ronald D. Brown Ronald D. Brown

WILLIAM F. BUEHLER Director	/s/ William F. Buehler William F. Buehler

GLOSTER B. CURRENT, Jr. Director	/s/ Gloster B. Current, Jr. Gloster B. Current, Jr.

WILLIAM P. GREUBEL Director	/s/ William P. Greubel William P. Greubel

ROBERT J. O’TOOLE Director	/s/ Robert J. O’Toole Robert J. O’Toole

BRUCE M. SMITH Director	/s/ Bruce M. Smith Bruce M. Smith

MARK D. SMITH Director	/s/ Mark D. Smith Mark D. Smith

IDELLE K. WOLF Director	/s/ Idelle K. Wolf Idelle K. Wolf

GENE C. WULF Director	/s/ Gene C. Wulf Gene C. Wulf

A. O. SMITH CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Years ended December 31, 2007, 2006 and 2005

Description	Balance at Beginning of Year	Charged to Costs and Expenses[1]	Acquisition of Businesses	Deductions [2]	Balance at End of Year

2007:
Valuation allowance for trade and notes receivable	$3.6	$3.8	$0.2	$(0.4)	$7.2

2006:
Valuation allowance for trade and notes receivable	4.7	0.3	0.1	(1.5)	3.6

2005:
Valuation allowance for trade and notes receivable	4.6	0.3	0.2	(0.4)	4.7

[1]	Provision based upon estimated collection.
[2]	Uncollectible amounts/expenditures or adjustments charged against the reserve.