Form 10-Q
period 2008-03-31
SMITH A O CORP
filed 2008-05-02
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated Filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No

Class A Common Stock Outstanding as of March 31, 2008 — 8,250,013 shares

Common Stock Outstanding as of March 31, 2008 — 21,802,837 shares

Exhibit Index Page 20

Index

A. O. Smith Corporation

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Three Months ended March 31, 2008 and 2007

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended March 31
	2008	2007
Water Products	$352.1	$355.4
Electrical Products	220.5	223.0
Inter-segment sales	(1.2)	(1.2)

Net Sales	571.4	577.2
Cost of products sold	438.8	454.4

Gross Profit	132.6	122.8
Selling, general and administrative expenses	93.8	88.3
Restructuring and other charges	3.8	1.2
Interest expense	5.4	6.8
Other (income)/ expense - net	(0.1)	0.2

	29.7	26.3
Provision for income taxes	7.7	6.8

Earnings before equity loss in joint venture	22.0	19.5

Equity loss in joint venture	(0.1)	—

Net Earnings	$21.9	$19.5

Earnings per Common Share
Basic	$0.73	$0.64

Diluted	$0.72	$0.63

Dividends per Common Share	$0.18	$0.17

See accompanying notes to unaudited condensed consolidated financial statements.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2008 and December 31, 2007

(dollars in millions)

	(unaudited) March 31, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$46.6	$37.2
Receivables	418.7	415.1
Inventories	282.1	261.8
Deferred income taxes	28.3	34.0
Other current assets	33.0	19.5

Total Current Assets	808.7	767.6

Property, plant and equipment	961.2	953.6
Less accumulated depreciation	546.7	532.5

Net property, plant and equipment	414.5	421.1
Goodwill	513.0	512.9
Other intangibles	85.5	86.6
Other assets	65.8	66.2

Total Assets	$1,887.5	$1,854.4

Liabilities
Current Liabilities
Trade payables	$286.8	$305.6
Accrued payroll and benefits	39.2	48.4
Accrued liabilities	63.1	67.1
Product warranties	36.8	35.9
Long-term debt due within one year	13.5	15.6

Total Current Liabilities	439.4	472.6

Long-term debt	417.6	379.6
Pension liabilities	40.9	39.7
Other liabilities	162.1	170.2
Deferred income taxes	35.1	34.5

Total Liabilities	1,095.1	1,096.6

Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 8,282,608 and 8,283,840	41.4	41.4
Common Stock, $1 par value: authorized 60,000,000 shares; issued 24,266,854 and 24,265,622	24.3	24.2
Capital in excess of par value	78.3	76.7
Retained earnings	815.5	799.0
Accumulated other comprehensive loss	(82.9)	(99.3)
Treasury stock at cost	(84.2)	(84.2)

Total Stockholders’ Equity	792.4	757.8

Total Liabilities and Stockholders’ Equity	$1,887.5	$1,854.4

See accompanying notes to unaudited condensed consolidated financial statements

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2008 and 2007

(dollars in millions)

(unaudited)

	Three Months Ended March 31
	2008	2007
Operating Activities
Net earnings	$21.9	$19.5
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation and amortization	16.9	16.1
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	(52.6)	(59.0)
Noncurrent assets and liabilities	(2.4)	5.5
Other	1.3	0.9

Cash Used in Operating Activities	(14.9)	(17.0)

Investing Activities
Capital expenditures	(9.8)	(11.0)

Cash Used in Investing Activities	(9.8)	(11.0)

Financing Activities
Long-term debt incurred	41.6	27.9
Long-term debt retired	(2.1)	(2.1)
Net proceeds from stock option activity	—	2.7
Dividends paid	(5.4)	(5.2)

Cash Provided by Financing Activities	34.1	23.3

Net increase (decrease) in cash and cash equivalents	9.4	(4.7)
Cash and cash equivalents - beginning of period	37.2	25.8

Cash and Cash Equivalents - End of Period	$46.6	$21.1

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K.

2.	Inventories (dollars in millions)

	March 31, 2008	December 31, 2007
Finished products	$193.9	$177.8
Work in process	53.9	50.0
Raw materials	116.5	112.9

	364.3	340.7
LIFO reserve	(82.2)	(78.9)

	$282.1	$261.8

3.	Restricted Marketable Securities

The company acquired GSW Inc. (GSW) on April 3, 2006. GSW operated a captive insurance company (Captive) to provide product liability and general liability insurance to its subsidiary American Water Heater Company (American). The company decided to cover American’s prospective liability exposures with its existing insurance programs and all product liability claims for events which occurred prior to July 1, 2006 will be financed by the Captive. The reinsurance company restricts the amount of capital which must be maintained by the Captive and this restricted amount was $39.3 million at March 31, 2008. The $39.3 million is invested in short-term securities and is included in other non-current assets on the company’s balance sheet at March 31, 2008.

4.	Long-Term Debt

On February 17, 2006, in support of the GSW acquisition, the company completed a $425 million multi-currency revolving credit agreement with ten banks. The facility expires in 2011 and has an accordion provision which allows it to be increased up to $500 million. Borrowing rates under the facility are determined by the company’s leverage ratio.

Borrowings under the company’s bank credit lines and commercial paper borrowings are supported by the $425 million revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt.

5.	Product Warranties (dollars in millions)

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. The following table presents the company’s warranty liability activity for the three months ended March 31, 2008 and 2007, respectively.

	2008	2007
Balance at January 1	$105.5	$98.7
Expense	16.6	14.2
Claims settled	(16.4)	(12.8)

Balance at March 31	$105.7	$100.1

6.	Comprehensive Earnings (dollars in millions)

The company’s comprehensive earnings are comprised of net earnings, foreign currency translation adjustments, and realized and unrealized gains and losses on cash flow derivative instruments.

	Three Months Ended March 31
	2008	2007
Net Earnings	21.9	$19.5
Other comprehensive earnings (loss):
Foreign currency translation adjustments	8.3	1.7
Unrealized net gain (loss) on cash flow derivative instruments less related income tax (benefit) provision:
2008 - $5.2 and 2007 - $(0.1)	8.2	(0.1)

Comprehensive Earnings	$38.4	$21.1

7.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended March 31
	2008	2007
Denominator for basic earnings per share - weighted average shares	30,020,585	30,570,592
Effect of dilutive stock options	200,866	434,301

Denominator for diluted earnings per share	30,221,451	31,004,893

8.	Stock Based Compensation

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by shareholders in 2002. The plan provides for the issuance of 1,250,000 stock options, restricted stock or share units. Additionally, any shares that would have been available for stock options, restricted stock or share units under the predecessor plan, if that plan was in effect, will be available for granting of share based awards under the plan. The number of shares available for granting of options or share units at March 31, 2008, was 1,021,852. Upon stock option exercise, restricted stock grant, or share unit vesting, shares are issued from Treasury stock.

Total stock based compensation cost recognized in the three month periods ended March 31, 2008 and 2007 was $1.8 million and $1.9 million, respectively.

Stock Options

The stock options granted in the three month periods ended March 31, 2008 and 2007, have three year pro-rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2008 and 2007 expire ten years after date of grant. Options are expensed ratably over the three year vesting period. Stock based compensation cost attributable to stock options in the three month periods ended March 31, 2008 and 2007 was $0.7 million and $0.8 million, respectively. Included in the stock option expense for the three month periods ended March 31, 2008 and 2007 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

Changes in option shares, all of which are Common Stock, were as follows for the three months ended March 31, 2008:

	Weighted-Avg. Per Share Exercise Price	Three Months Ended March 31, 2008	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2008	$27.01	1,117,434
Granted	35.64	170,600
Exercised	—	—

Outstanding at March 31, 2008	28.15	1,288,034	6 years	$7.7

Exercisable at March 31, 2008	$25.43	950,434	5 years	$7.1

8.	Stock Based Compensation (continued)

The weighted-average fair value per option at the date of grant during the three months ended March 31, 2008 and 2007 using the Black-Scholes option-pricing model, was $11.82 and $14.41, respectively. Assumptions were as follows:

	Three Months Ended March 31,
	2008	2007
Expected life (years)	6.4	6.5
Risk-free interest rate	3.7%	4.7%
Dividend yield	2.0%	1.8%
Expected volatility	35.1%	36.1%

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

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 79,208 and 63,600 shares of share units under the plan in the three month periods ended March 31, 2008 and 2007, respectively. The share units were valued at $2.8 million and $2.5 million at the date of issuance in 2008 and 2007, respectively, based on the company’s stock price at the date of grant and will be recognized as compensation expense ratably over the three-year vesting period. Share based compensation expense attributable to restricted stock and share units of $1.1 million was recognized in the three month periods ended March 31, 2008 and 2007. Share based compensation expense recognized in the three month periods ended March 31, 2008 and 2007 included expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period.

A summary of restricted stock and share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2008	212,500	$32.91
Granted	79,208	35.61
Vested	(5,000)	27.58

Issued and unvested at March 31, 2008	286,708	$33.75

9.	Pensions (dollars in millions)

The following table presents the components of the company’s net pension expense.

	Three Months Ended March 31
	2008	2007
Service cost	$2.5	$2.7
Interest cost	12.4	11.9
Expected return on plan assets	(15.6)	(14.9)
Amortization of unrecognized loss	1.9	3.5
Amortization of prior service cost	0.1	0.1

Defined benefit plan expense	$1.3	$3.3

The company is not required to contribute to its pension plans in 2008, but may elect to make a contribution during the year.

10.	Operations by Segment (dollars in millions)

	Three Months Ended March 31
	2008	2007
Net Sales
Water Products	$352.1	$355.4
Electrical Products	220.5	223.0
Inter-Segment	(1.2)	(1.2)

	$571.4	$577.2

Operating earnings
Water Products(1)	$35.9	$34.2
Electrical Products(2)	11.1	10.2
Inter-Segment Earnings	(0.1)	(0.1)

	46.9	44.3

Corporate expenses	(11.9)	(11.2)
Interest expense	(5.4)	(6.8)

Earnings before income taxes	29.6	26.3
Provision for income taxes	7.7	6.8

Net earnings	$21.9	$19.5

(1) Includes equity loss in joint venture of	$(0.1)	$—
(2) Includes pretax restructuring and other charges of	$3.8	$1.2

12.	Restructuring and Other Charges

Electrical Products Restructuring and Other Costs

In 2007, $13.6 million of expense was recognized for the full year, $1.2 million in the first quarter, for the continuation of domestic repositioning activities. Included in this amount is an asset impairment charge of $10.6 million. The majority of the domestic repositioning charges relate to the announced closure of the Scottsville, KY and Mebane, NC production facilities. Electrical Products will consolidate its hermetic motor assembly operations in Acuna, Mexico and Suzhou, China. The closures are expected to occur in the fourth quarter of 2008. An additional $2.8 million of expense was recognized in the first quarter of 2008.

Additionally, in the fourth quarter of 2007, Electrical Products recognized $9.2 million of expense (of which $7.5 million is an asset impairment charge), and a $9.9 million tax benefit related to the announced closure of its Budapest, Hungary facility. The closure of its Budapest, Hungary facility resulted in the remaining operations being transferred to China. An additional $1.0 million of expense was recognized in the first quarter of 2008. Production ceased in the first quarter of 2008 and the plant is expected to be closed in the second quarter. Total pretax restructuring expense for Electrical Products for 2008 is expected to be $12.3 million.

The following table presents an analysis of the company’s Electrical Products restructuring reserve as of and for the three months ended March 31, 2008 (dollars in millions):

	Severance Costs	Asset Impairment	Other	Total
Balance at December 31, 2007	$3.0	$—	$0.9	$3.9
Expense recognized	0.7	2.6	0.5	3.8
Cash payments	(1.1)	—	(0.5)	(1.6)
Asset disposal	—	(2.6)	—	(2.6)

Balance at March 31, 2008	$2.6	$—	$0.9	$3.5

13.	Fair Value Measurements

The company adopted SFAS 157 on January 1, 2008. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

13.	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis are as follows (dollars in millions):

		Fair Value Measurement Using
Description	March 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Net derivative contracts	$12.5	$8.2	$4.3

There were no changes in our valuation techniques used to measure fair values on a recurring basis as a result of adopting SFAS 157.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST THREE MONTHS OF 2008 COMPARED TO 2007

Net sales for the first quarter of 2008 were $571.4 million or one percent lower than sales of $577.2 million in the first quarter of 2007. First quarter sales at both of our operating units were approximately one percent lower than the previous year’s first quarter as sales growth in China and increased pricing related to higher material costs were more than offset by weakness in our residential market segments.

Our 2008 first quarter gross profit margin of 23.2 percent was improved from the 21.3 percent margin in the first quarter of 2007. The higher margins at Electrical Products resulted from commercial contract improvements at targeted accounts and repositioning savings. In addition, Water Products achieved higher margins at its China water heater operation primarily due to improved pricing as a result of product enhancements across certain product lines in 2007.

Selling, general and administrative (SG&A) expense for the first quarter of 2008 was $93.8 million or $5.5 million higher than the first quarter of 2007. SG&A increased by $4.7 million in our China operations in support of higher sales volume.

Interest expense decreased from $6.8 million in the first quarter of 2007 to $5.4 million in this year’s first quarter due to lower interest rates and debt levels.

Our effective tax rate for the first quarter of 2008 was 26.1 percent comparable to 25.8 percent in the same period last year.

We have significant pension benefit costs and credits that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 8.75% in 2008, unchanged from 2007. The discount rate used to determine net periodic pension costs increased from 5.9 percent in 2007 to 6.5 percent in 2008. Pension expense in the first quarter of 2008 was $1.3 million or $2.0 million lower than the first quarter of 2007. Our pension costs are reflected in cost of products sold and SG&A expense.

In June 2007, we signed an agreement to jointly invest in a new company to manufacture residential wall-hung gas combination boilers in China. The new company, Fagor—A. O. Smith (Nanjing) Combi Boiler Co, Ltd., is located in Nanjing, China. During the first quarter of 2008 we incurred a $0.1 million loss associated with this joint venture.

During the first quarter of 2008, a corporate-wide voluntary reduction plan for office personnel was initiated. As of March 31, 2008, forty individuals had accepted the terms of the program which resulted in pretax severance and benefit expense of $2.6 million being recorded in the first quarter. Electrical Products and Water Products incurred $1.8 million and $0.7 million, respectively, with Corporate Headquarters recording an additional $0.1 million. The expense was split evenly between cost of products sold and SG&A. An additional $1.0 million of pretax expense will be recognized in the second quarter for the twenty-four individuals who took advantage of the program after March 31, 2008 but prior to the April 9, 2008 deadline.

Net earnings in the first quarter of 2008 were $21.9 million or $2.4 million higher than net earnings in the first quarter of 2007. On a diluted per share basis, first quarter earnings were $0.72 in 2008 compared with $0.63 in 2007.

Water Products

First quarter net sales for our Water Products segment were $352.1 million or $3.3 million lower than sales of $355.4 million in the same period last year. The sales decline was due to significantly lower residential unit volumes which was only partially offset by substantial sales growth in China, higher sales in Canada and increased pricing to offset higher material costs.

Operating earnings for our Water Products segment in the first quarter of 2008 increased to $35.9 million from $34.2 million in the first quarter of 2007. The improved operating earnings were due to increased sales in China and Canada.

Electrical Products

First quarter net sales for our Electrical Products segment were $220.5 million or $2.5 million lower than sales of $223.0 million in the same period last year. Higher sales in China and increased pricing related to contract improvements at targeted accounts and higher raw material costs were more than offset by weakness in residential markets.

Operating earnings for our Electrical Products segment in the first quarter were $11.1 million or $0.9 million higher than the first quarter of 2007. Expenses associated with restructuring activities were $3.8 million in the first quarter of 2008 and compared with $1.2 million in the first quarter of 2007. Improved pricing and repositioning savings more than offset lower unit volume, higher raw material costs and increased restructuring charges in the first quarter of 2008.

Outlook

The domestic housing market remains very weak and its outlook uncertain. We believe the bottom in the new housing construction market may not arrive until sometime next year. Furthermore, the decline in the nonresidential market we previously forecast has already begun and may be steeper in 2008 than originally projected.

More troublesome is the escalation of raw material costs. Steel prices have risen sharply and are projected to remain at record levels for the remainder of the year. Accordingly, we are looking to our customers to absorb the impact of these cost increases.

In addition to those actions, we have been working diligently on productivity and margin enhancement initiatives and initiated a voluntary office workforce reduction in March. We believe these initiatives will help mitigate the cost headwinds. Considering all the factors mentioned above, we lowered our forecast for 2008 to $2.60 to $2.80 per share compared with our previous earnings forecast of $2.70 to $2.90 per share. This estimate includes restructuring expense of approximately $0.25 per share for the full year 2008.

Liquidity & Capital Resources

Our working capital was $369.3 million at March 31, 2008, $74.3 million greater than at December 31, 2007. The higher working capital investment was primarily due to higher inventory levels at both of our businesses and lower accounts payable balances at our Water Products company. Cash used by operating activities during the first quarter of 2008 was $14.9 million compared with $17.0 million used by operating activities during the first quarter of 2007. Higher earnings explain the majority of the 2008 improvement. For the total year 2008, we expect cash provided by operating activities to be approximately $125 to $135 million.

Our capital expenditures totaled $9.8 million during the first quarter of 2008, compared with $11.0 million one year ago. We are projecting 2008 capital expenditures to be between $80 and $90 million, at least $10 million higher than our projected depreciation and amortization expense. The projected increase in capital spending in 2008 over 2007 levels is associated with the expansion of our Nanjing, China water heater and our Yueyang, China motor operations. We believe that our present facilities and planned capital expenditures are sufficient to provide adequate capacity for our operations in 2008.

In February 2006, we completed a $425 million multi-currency credit facility with ten banks. The facility expires in February 2011, and it has an accordion provision which allows it to be increased up to $500 million in accordance with its terms. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants and we were in compliance with the covenants at the end of March 2008.

Borrowing on our bank credit lines and commercial paper borrowings are supported by the credit facility and are classified as long-term debt due to the long-term nature of the credit facility. At the end of March, we had available borrowing capacity of $164.2 million. We believe that the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt increased $35.9 million from $395.2 million at December 31, 2007 to $431.1 million at March 31, 2008. Our leverage, as measured by the ratio of total debt to total capitalization, was 35% at the end of the first quarter up slightly from 34% at the end of last year.

GSW, Inc (acquired in 2006) operated a captive insurance company to provide product liability and general liability insurance to its subsidiary, American Water Heater Company. The reinsurance company restricts the amount of capital which must be maintained by the captive. At March 31, 2008, the restricted amount was $39.3 million and is included in other non-current assets.

On April 15, 2008, our board of directors declared a regular quarterly dividend of $.18 per share on our common stock and Class A common stock, which is payable on May 15, 2008 to shareholders of record on April 30, 2008.

Critical Accounting Policies

The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2007. We believe that at March 31, 2008 there has been no material change to this information.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133,” (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). SFAS 161 also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. We will adopt SFAS 161 on January 1, 2009 and are currently evaluating the potential impact on our financial statements when implemented.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”). SFAS 141(R) requires us to continue to follow the guidance in SFAS 141 for certain aspects of business combinations, with additional guidance provided defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. In addition, certain transaction costs previously capitalized as part of the purchase price will be expensed as incurred. Also, under SFAS 141(R) adjustments associated with changes in tax contingencies that occur after the one year measurement period are recorded as adjustments to income. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008; however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 1, 2009. We will adopt SFAS 141(R) for any business combinations occurring at or subsequent to January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS 159 on January 1, 2008. Adoption of this statement did not have an affect on our consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. We adopted SFAS 157 on January 1, 2008. Adoption of this statement did not have a material impact on our consolidated financial condition, results of operations or cash flows. See Note 13.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As is more fully described in our annual report on Form 10-K for the year ended December 31, 2007, we are exposed to various types of market risks, primarily currency and certain commodities. We monitor our risks in these areas on a continuous basis and to minimize these risks we may enter into forward and futures contracts for periods that are generally less than one year. Our company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

ITEM 4 - CONTROLS AND PROCEDURES

The company’s management, under the direction, supervision, and involvement of the Chief Executive Officer and the Chief Financial Officer, has carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(3 and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) of the company. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that disclosure controls and procedures in place at the company are effective to ensure that information required to be disclosed by the company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

Forward Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this release. Factors that could cause such a variance include the following: significant volatility in raw material prices; competitive pressures on the company’s businesses; instability in the company’s electric motor and water products markets; weakening in housing and commercial construction; expected restructuring costs and savings realized; or adverse changes in general economic conditions.

Forward-looking statements included in this filing are made only as of the date of this filing, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 13 of the Notes to Consolidated Financial Statements in the company’s Form 10 – K Report for the year ended December 31, 2007, which is incorporated herein by reference.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 14, 2007, the company’s board of directors approved a new stock repurchase program authorizing the purchase of up to one million shares of the company’s common stock. This stock repurchase authorization remains effective until terminated by the company’s board of directors. The following table sets forth the number of shares of common stock the company repurchased during the first quarter of 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs
January 1 – March 31, 2008	—	—	—	1,000,000

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

On April 30, 2008, the Compensation Committee (the “Committee”) of the Board of Directors of A. O. Smith Corporation (the “Company”) approved grants of restricted stock units under the Company’s Combined Incentive Compensation Plan to certain executive officers of the Company. The restricted stock units will vest based on the Company achieving specified levels of annual average return on equity for the calendar years 2008 through 2010 (excluding the first quarter of 2008). The maximum number of shares of common stock of the Company the executive officers are able to receive if all of the restricted stock units are earned is 15,000. The Company’s named executive officers who received such grants were Terry M. Murphy, Executive Vice President and Chief Financial Officer, Ajita G. Rajendra, Executive Vice President and President of A. O. Smith Water Products Company, and Christopher L. Mapes, Executive Vice President and President of A. O. Smith Electrical Products Company. The amounts payable to these executive officers are not determinable at this time because the grants are subject to future performance of the Company and the value of the grant is subject to the Company’s future stock price. The form of Special Retention Award Agreement pursuant to which the Committee granted the restricted stock units is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6 - EXHIBITS

Refer to the Exhibit Index on page 20 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

May 2, 2008	/s/ John J. Kita
John J. Kita
Senior Vice President
Corporate Finance & Controller

May 2, 2008	/s/ Terry M. Murphy
Terry M. Murphy
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Form of A. O. Smith Corporation Special Retention Award Agreement awarded on April 30, 2008

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.