Form 10-Q
period 2008-06-30
SMITH A O CORP
filed 2008-08-06
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Class A Common Stock Outstanding as of July 31, 2008 — 8,245,720 shares

Common Stock Outstanding as of July 31, 2008 — 21,844,838 shares

Index

A. O. Smith Corporation

PART 1—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

Three and Six Months ended June 30, 2008 and 2007

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Water Products	$380.8	$354.2	$732.9	$709.7
Electrical Products	242.4	258.5	462.9	481.5
Inter-segment sales	(1.0)	(1.2)	(2.2)	(2.5)

Net Sales	622.2	611.5	1,193.6	1,188.7
Cost of products sold	480.6	476.7	919.4	931.1

Gross Profit	141.6	134.8	274.2	257.6
Selling, general and administrative expenses	94.2	90.4	188.0	178.7
Restructuring and other charges	0.3	1.6	4.1	2.8
Interest expense	5.1	7.0	10.5	13.8
Other income	—	(0.5)	(0.1)	(0.3)

	42.0	36.3	71.7	62.6
Provision for income taxes	10.0	9.3	17.7	16.1

Earnings before equity loss in joint venture	32.0	27.0	54.0	46.5
Equity loss in joint venture	(0.1)	—	(0.2)	—

Net Earnings	$31.9	$27.0	$53.8	$46.5

Earnings per Common Share
Basic	$1.06	$0.88	$1.79	$1.52

Diluted	$1.06	$0.87	$1.78	$1.50

Dividends per Common Share	$0.18	$0.17	$0.36	$0.34

See accompanying notes to unaudited condensed consolidated financial statements

PART 1—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2008 and December 31, 2007

(dollars in millions)

	(unaudited) June 30, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$24.8	$37.2
Receivables	451.4	415.1
Inventories	300.9	261.8
Deferred income taxes	29.5	34.0
Other current assets	31.4	19.5

Total Current Assets	838.0	767.6

Property, plant and equipment	962.4	953.6
Less accumulated depreciation	547.4	532.5

Net property, plant and equipment	415.0	421.1
Goodwill	513.6	512.9
Other intangibles	84.5	86.6
Other assets	52.6	66.2

Total Assets	$1,903.7	$1,854.4

Liabilities
Current Liabilities
Trade payables	$307.3	$305.6
Accrued payroll and benefits	47.0	48.4
Accrued liabilities	70.5	67.1
Product warranties	39.5	35.9
Long-term debt due within one year	13.5	15.6

Total Current Liabilities	477.8	472.6

Long-term debt	367.3	379.6
Pension liabilities	41.7	39.7
Other liabilities	164.1	170.2
Deferred income taxes	32.4	34.5

Total Liabilities	1,083.3	1,096.6

Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 8,278,315 and 8,283,840	41.4	41.4
Common Stock, $1 par value: authorized 60,000,000 shares; issued 24,271,147 and 24,265,622	24.3	24.2
Capital in excess of par value	79.6	76.7
Retained earnings	842.1	799.0
Accumulated other comprehensive loss	(83.1)	(99.3)
Treasury stock at cost	(83.9)	(84.2)

Total Stockholders’ Equity	820.4	757.8

Total Liabilities and Stockholders’ Equity	$1,903.7	$1,854.4

See accompanying notes to unaudited condensed consolidated financial statements

PART 1—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Six Months ended June 30, 2008 and 2007

(dollars in millions)

(unaudited)

	Six Months Ended June 30
	2008	2007
Operating Activities
Net earnings	$53.8	$46.5
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	33.6	34.2
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	(66.1)	(48.9)
Noncurrent assets and liabilities	(0.5)	5.6
Other	2.6	0.9

Cash Provided by Operating Activities	23.4	38.3

Investing Activities
Capital expenditures	(25.4)	(28.3)
Proceeds from sale of restricted marketable securities	12.0	—

Cash Used in Investing Activities	(13.4)	(28.3)

Financing Activities
Long-term debt incurred	—	9.1
Long-term debt retired	(11.6)	(4.4)
Purchase of treasury stock	—	(5.2)
Net proceeds from stock option activity	—	5.2
Dividends paid	(10.8)	(10.4)

Cash Used in Financing Activities	(22.4)	(5.7)

Net (decrease) increase in cash and cash equivalents	(12.4)	4.3
Cash and cash equivalents - beginning of period	37.2	25.8

Cash and Cash Equivalents - End of Period	$24.8	$30.1

See accompanying notes to unaudited condensed consolidated financial statements

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K.

2.	Inventories (dollars in millions)

	June 30, 2008	December 31, 2007
Finished products	$203.4	$177.8
Work in process	59.6	50.0
Raw materials	120.1	112.9

	383.1	340.7
LIFO reserve	(82.2)	(78.9)

	$300.9	$261.8

3.	Restricted Marketable Securities

The company acquired GSW Inc. (GSW) on April 3, 2006. GSW operated a captive insurance company (Captive) to provide product liability and general liability insurance to its subsidiary American Water Heater Company (American). The company decided to cover American’s prospective liability exposures with its existing insurance programs and all product liability claims for events which occurred prior to July 1, 2006 will be financed by the Captive. The reinsurance company restricts the amount of capital which must be maintained by the Captive and this restricted amount was $27.4 million at June 30, 2008. The $27.4 million is invested in short-term securities and is included in other non-current assets on the company’s balance sheet on June 30, 2008. During the quarter, the Captive liquidated approximately $12.0 million of short-term securities and paid the company a dividend of $12.0 million on June 1, 2008. The company used the proceeds from this dividend to pay down debt.

4.	Long-Term Debt

On February 17, 2006, in support of the GSW acquisition, the company completed a $425 million multi-currency revolving credit agreement with nine banks. The facility expires in 2011 and has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by the company’s leverage ratio.

Borrowings under the company’s bank credit lines and commercial paper borrowings are supported by the $425 million revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt.

5.	Product Warranties (dollars in millions)

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents the company’s warranty liability activity for the six months ended June 30, 2008 and 2007.

	2008	2007
Balance at January 1	$105.5	$98.7
GSW liability acquired	—	5.0
Expense	39.2	29.6
Claims settled	(32.8)	(25.5)

Balance at June 30	$111.9	$107.8

6.	Comprehensive Earnings (dollars in millions)

The company’s comprehensive earnings are comprised of net earnings, foreign currency translation adjustments, adjustments to minimum pension liability and post retirement obligations, and realized and unrealized gains and losses on cash flow derivative instruments.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net earnings	$31.9	$27.0	$53.8	$46.5

Other comprehensive earnings (loss):
Foreign currency translation adjustments	3.4	1.5	11.6	3.1
Reclassification adjustment for foreign exchange gains included in net earnings	(2.9)	—	(2.9)	—
Adjustment to additional minimum pension liability and post retirement obligation less related income tax benefit of $2.2	—	(3.5)	—	(3.5)
Unrealized net (loss) gains on cash flow derivative instruments less related income tax (benefit) provision: 2008 - $(0.5) and $4.8, 2007 – $0.4 and $0.3	(0.7)	0.5	7.5	0.5

Comprehensive earnings	$31.7	$25.5	$70.0	$46.6

7.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Denominator for basic earnings per share - weighted average shares	30,042,522	30,631,789	30,031,553	30,601,360
Effect of dilutive stock options, restricted stock and share units	207,619	367,529	204,241	400,951

Denominator for diluted earnings per share	30,250,141	30,999,318	30,235,794	31,002,311

8.	Stock-Based Compensation

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by shareholders in 2002. The plan provides for the issuance of 1,250,000 stock options, restricted stock or share units. Additionally, any shares that would have been available for stock options, restricted stock or share units under the predecessor plan, if that plan was in effect, will be available for granting of share based awards under the plan. The number of shares available for granting of options or share units at June 30, 2008 was 940,518. Upon stock option exercise, restricted stock grant, or share unit vesting, shares are issued from Treasury stock.

Total stock based compensation cost recognized in the three month periods ended June 30, 2008 and 2007 was $1.1 million and $1.0 million, respectively. Total stock based compensation cost recognized in each of the six month periods ended June 30, 2008 and 2007 was $2.9 million.

Stock Options

The stock options granted in the six month periods ended June 30, 2008 and 2007, have three year pro-rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2008 and 2007 expire ten years after date of grant. Options are expensed ratably over the three year vesting period. Stock option compensation cost in the three month periods ended June 30, 2008 and 2007 was $0.4 million and $0.3 million, respectively. Stock option compensation cost recognized in the six month periods ended June 30, 2008 and 2007 was $1.1 million in each of these periods. Included in the stock option expense for the six month periods ended June 30, 2008 and 2007 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

8.	Stock-Based Compensation (continued)

Changes in option shares, all of which are Common Stock, were as follows for the six months ended June 30, 2008:

	Weighted-Avg. Per Share Exercise Price	Six Months Ended June 30, 2008	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2008	$27.01	1,117,434
Granted	35.64	171,400
Exercised	—	—
Terminated	35.64	(800)

Outstanding at June 30, 2008	28.15	1,288,034	6 years	$7.6

Exercisable at June 30, 2008	$25.49	954,434	5 years	$7.1

The weighted-average fair value per option at the date of grant during the six months ended June 30, 2008 and 2007, using the Black-Scholes option-pricing model, was $11.82 and $14.43, respectively. Assumptions were as follows:

	Six Months Ended June 30,
	2008	2007
Expected life (years)	6.4	6.5
Risk-free interest rate	3.7%	4.7%
Dividend yield	2.0%	1.8%
Expected volatility	35.1%	36.0%

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

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 143,508 and 68,600 share units under the plan in the six month periods ended June 30, 2008 and 2007, respectively. Included in the grant in the six month period ended June 30, 2008, are share units granted on April 30, 2008 which are subject to performance conditions and which will vest on December 31, 2010. The ultimate number of share units that will vest will range from zero to 96,000 based on the average of the company’s annual return on equity for the eleven quarters ending December 31, 2010. Compensation expense will be recognized ratably over the vesting period as long as achievement of the performance conditions is considered probable. The share units were valued at $4.8 million and $2.7 million at the date of issuance in 2008 and 2007, respectively, based on the company’s stock price at the date of grant, and in each case, such value will be recognized as compensation expense ratably over the three-year vesting period. Share based compensation expense attributable to restricted stock and share units of $0.7 million was recognized in each of the

8.	Stock-Based Compensation (continued)

three month periods ended June 30, 2008 and 2007. Share based compensation expense attributable to restricted stock and share units of $1.8 million was recognized in each of the six month periods ended June 30, 2008 and 2007. Share based compensation expense recognized in the six month periods ended June 30, 2008 and 2007 included expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period.

A summary of restricted stock and share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Outstanding at January 1, 2008	212,500	$32.91
Granted	143,508	33.66
Vested	(5,000)	27.58
Terminated	(300)	35.64

Outstanding at June 30, 2008	350,708	$33.29

9.	Pensions (dollars in millions)

The following table presents the components of the company’s net pension expense.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Service cost	$2.0	$2.5	$4.5	$5.2
Interest cost	12.1	11.9	24.5	23.8
Expected return on plan assets	(15.4)	(15.2)	(31.0)	(30.1)
Amortization of net unrecognized loss	2.0	2.9	3.9	6.4
Amortization of prior service cost	0.2	0.2	0.3	0.3

Defined benefit plan expense	$0.9	$2.3	$2.2	$5.6

The company is not required to contribute to its pension plans in 2008, but may elect to make a contribution during the year.

10.	Operations by Segment (dollars in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net sales
Water Products	$380.8	$354.2	$732.9	$709.7
Electrical Products	242.4	258.5	462.9	481.5
Inter-segment sales	(1.0)	(1.2)	(2.2)	(2.5)

	$622.2	$611.5	$1,193.6	$1,188.7

Operating earnings
Water Products (1)	$36.3	$37.0	$72.3	$71.2
Electrical Products (2)	22.5	18.2	33.6	28.4
Inter-segment earnings	—	—	(0.1)	(0.1)

	58.8	55.2	105.8	99.5
Corporate expenses (3)	11.8	11.9	23.8	23.1
Interest expense	5.1	7.0	10.5	13.8

Earnings before income taxes	41.9	36.3	71.5	62.6
Provision for income taxes	10.0	9.3	17.7	16.1

Net Earnings	$31.9	$27.0	$53.8	$46.5

(1) includes equity loss in joint venture of :	$(0.1)	$—	$(0.2)	$—
(2) includes pre-tax restructuring and other charges of:	$—	$0.1	$3.8	$1.3
(3) includes pre-tax restructuring and other charges of:	$0.3	$1.5	$0.3	$1.5

11.	Restructuring and Other Charges

Electrical Products Restructuring and Other Costs

In 2007, $13.6 million of expense was recognized for the full year, $0.1 million and $1.3 million, respectively, was recognized in the three and six month periods ended June 30, 2007, for the continuation of domestic repositioning activities. Included in this full year amount is an asset impairment charge of $10.6 million. The majority of the domestic repositioning charges relate to the announced closure of the Scottsville, KY and Mebane, NC production facilities. Electrical Products will consolidate its hermetic motor assembly operations in Acuna, Mexico and Suzhou, China. The closures are expected to occur in the fourth quarter of 2008. An additional $2.6 million and $5.4 million of expense was recognized in the three and six month periods ended June 30, 2008.

Additionally, in the fourth quarter of 2007, Electrical Products recognized $9.2 million of expense (of which $7.5 million is an asset impairment charge) and a $9.9 million tax benefit related to the announced closure of its Budapest, Hungary facility. The closure of its Budapest, Hungary facility resulted in the operations being transferred to China. Production ceased in the first quarter of 2008 and the plant closed in the second quarter. A net favorable restructuring adjustment of $2.6 million comprised of $0.3 million of lease exit costs and a nontaxable $2.9 million favorable cumulative translation adjustment was recorded in the second quarter of 2008. The year-to-date favorable restructuring adjustment associated with the Hungary plant closure is $1.6 million. Total pretax restructuring expense for Electrical Products for 2008 is expected to be approximately $12.3 million.

11.	Restructuring and Other Charges (continued)

The following table presents an analysis of the company’s Electrical Products restructuring reserve as of and for the six months ended June 30, 2008 (dollars in millions):

	Severance Costs	Asset Impairment	Other	Total
Balance at December 31, 2007	$3.0	$—	$0.9	$3.9
Expense recognized	0.7	2.6	0.5	3.8
Cash payments	(1.1)	—	(0.5)	(1.6)
Asset disposal/write-down	—	(2.6)	—	(2.6)

Balance at March 31, 2008	$2.6	$—	$0.9	$3.5
Expense (income) recognized	1.1	1.0	(2.1)	—
Cash payments	(1.0)	—	(1.3)	(2.3)
Asset disposal/write-down	—	(1.0)	—	(1.0)
Cumulative translation adjustment	—	—	2.9	2.9

Balance at June 30, 2008	$2.7	$—	$0.4	$3.1

Other Charges

The company recognized $0.3 million in expense in the three month period ended June 30, 2008 to cover real estate related costs associated with previously owned businesses.

12.	Fair Value Measurements

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

Assets measured at fair value on a recurring basis are as follows (dollars in millions):

	Fair Value Measurement Using
Description	June 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Net derivative contracts	$11.3	$7.2	$4.1

There were no changes in our valuation techniques used to measure fair values on a recurring basis as a result of adopting SFAS 157.

PART I—FINANCIAL INFORMATION

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST SIX MONTHS OF 2008 COMPARED TO 2007

Sales increased to a record $622.2 million, an increase of $10.7 million from sales of $611.5 million in the second quarter of 2007. Sales for the first half of 2008 were $1,193.6 million, slightly higher than sales of $1,188.7 million in the same period last year. The increase in second quarter sales was due to sales growth in China and increased pricing related to higher material costs which more than offset weakness in our residential market segments.

Our gross profit margin in the second quarter of 2008 increased to 22.8 percent from 22.0 percent in the same period last year. The gross profit margin for the first half of 2008 was 23.0 percent compared with 21.7 percent in the first six months of 2007. The increase for both the second quarter and first half were due to higher margins at Electrical Products which resulted from commercial contract improvements, including pricing, at targeted accounts, favorable manufacturing cost absorption and ongoing cost reduction activities. The higher margins at Electrical Products were partially offset by lower second quarter margins at Water Products. The lower margins at Water Products were caused by higher raw material costs, primarily steel, and its related effect on warranty costs as partially offset by improvements in pricing.

Selling, general and administrative expenses (SG&A) in the second quarter and first half of 2008 were higher than the same periods in 2007 by $3.8 million and $9.3 million, respectively. SG&A in our China water heater operations increased by $3.7 million and $7.9 million in the second quarter and first half of 2008, respectively, in support of significantly higher sales volume.

Interest expense in 2008 decreased from 2007 by $1.9 million and $3.3 million for the second quarter and first six months, respectively, due to lower interest rates and debt levels.

We have significant pension benefit costs and credits that are developed from actuarial valuations. The valuations reflect key assumptions regarding among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 8.75 percent in 2008, unchanged from 2007. The discount rate used to determine net periodic pension costs increased to 6.5 percent in 2008 from 5.9 percent in 2007. Pension expense in the second quarter of 2008 was $0.9 million or $1.4 million lower than the second quarter of 2007. Pension expense for the first half of 2008 was $2.2 million or $3.4 million lower than the first half of 2007. Total pension expense for 2008 is expected to be $4.4 million compared to $12.2 million in 2007. Our pension costs are reflected in cost of products sold and selling, general and administrative expense.

Our effective tax rate for the second quarter of 2008 was 23.8 percent and compares to a 25.6 percent rate in the same period last year. The effective tax rate for the first half of 2008 was 24.6 percent compared to 25.7 percent in the same period of 2007. The lower effective tax rate in both the second quarter and first half is due to a nontaxable $2.9 million favorable cumulative translation adjustment recognized upon closure of our Budapest, Hungary motor operation.

Net earnings were a record $31.9 million or $1.06 per share in the second quarter of 2008. Our net earnings for the first six months of 2008 were $53.8 million or $1.78 per share and compared to net earnings of $46.5 million or $1.50 per share in the first six months of 2007.

Water Products

Second quarter sales for our Water Products segment were $380.8 million in 2008 or $26.6 million higher than the second quarter of 2007. First half sales in 2008 were $732.9 million or $23.2 million higher than the same period in 2007. The increased sales in both the second quarter and first half were due to strong sales in China, higher sales of commercial water heaters and improved pricing related to higher costs for steel all of which more than offset lower residential unit volumes.

Operating earnings for our Water Products segment were $36.3 million in the second quarter of 2008, slightly less than earnings of $37.0 million in the same quarter of 2007. Lower residential volumes and higher steel costs more than offset the growth in China, higher sales of commercial product and improved pricing. First half operating earnings in 2008 were $72.3 million, slightly higher than earnings of $71.2 million in the same period of 2007.

Electrical Products

Second quarter sales for our Electrical Products segment were $242.4 million or $16.1 million lower than 2007 second quarter sales of $258.5 million. Year-to-date sales for this segment were $462.9 million or $18.6 million lower than sales of $481.5 million in the first half of 2007. The lower sales in both the second quarter and first half of 2008 were due to weakness in residential markets, which more than offset increased pricing related to higher raw material costs and contract improvements at targeted accounts.

Operating earnings for our Electrical Products segment in the second quarter were $22.5 million or 23.6 percent higher than 2007 second quarter earnings of $18.2 million. First half operating earnings in 2008 were $33.6 million or $5.2 million higher than 2007 first half earnings of $28.4 million. Expenses associated with restructuring activities were $3.8 million in the first half of 2008 compared with $1.3 million in the first half of 2007. Improved commercial terms, including pricing, favorable manufacturing cost absorption, and ongoing cost reduction activities more than offset lower unit volumes, increased restructuring charges and higher raw material costs in the second quarter and first half of 2008.

Outlook

Our operating units are performing well in a very difficult environment, facing soft markets and record raw material costs. The performance during the first half of this year is a reflection of our ability to operate our plants efficiently, focus on cost containment, and recover increased raw material costs from our customers.

However, we expect to experience the full impact of sharply elevated steel costs during the second half of the year. That, combined with protracted weakness in the housing market, and the likelihood of weaker commercial construction, will make the next six months particularly challenging. Because of sharply higher raw material costs, we expect third quarter earnings to be significantly lower than the record $0.79 per share earned in the third quarter of 2007, which included a nonrecurring tax benefit of ten cents per share.

Nevertheless, we are increasing and narrowing our full year 2008 earnings forecast to $2.70 to $2.85 per share from our previous estimate of $2.60 to $2.80 per share, to reflect our strong performance during the first half of 2008. This estimate continues to include approximately $0.25 per share of expense related to restructuring in our Electrical Products business.

Liquidity & Capital Resources

Our working capital was $360.2 million at June 30, 2008, $65.2 million greater than at December 31, 2007. The higher working capital investment was primarily due to higher inventory levels at both of our businesses and sales related increases in accounts receivable balances at our Electrical Products. Cash provided by operating activities during the first half of 2008 was $23.4 million compared with $38.3 million provided by operating activities during the first half of 2007. The impact of higher earnings in 2008 was offset by a larger change in inventory levels in 2008 compared with 2007. For the full year 2008, we expect cash provided by operating activities to be approximately $110 to 120 million.

Our capital expenditures totaled $25.4 million during the first half of 2008, compared with $28.3 million during the same period one year ago. We are projecting 2008 capital expenditures to be between $80 and $90 million, at least $10 million higher than our projected depreciation and amortization expense. The projected increase in capital spending in 2008 over 2007 levels is associated with the expansion of our Nanjing, China water heater and our Yueyang, China motor operations, the majority of which will occur in the second half of the year. We believe that our present facilities and planned capital expenditures are sufficient to provide adequate capacity for our operations in 2008.

In February 2006, we completed a $425 million multi-currency credit facility with nine banks. The facility expires in February 2011, and it has an accordion provision which allows it to be increased up to $500 million in accordance with its terms. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, and we were in compliance with the covenants at the end of June 2008.

Borrowing on our bank credit lines and commercial paper borrowings are supported by the credit facility and are classified as long-term debt due to the long-term nature of the credit facility. At the end of June 2008, we had available borrowing capacity of $215.1 million. We believe that the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt decreased $14.4 million from $395.2 million at December 31, 2007 to $380.8 million at June 30, 2008. Our leverage, as measured by the ratio of total debt to total capitalization, was 32 percent at the end of the second quarter, down from 34 percent at the end of last year.

GSW, Inc (acquired in 2006) operated a captive insurance company to provide product liability and general liability insurance to its subsidiary, American Water Heater Company. The reinsurance company restricts the amount of capital which must be maintained by the captive. At June 30, 2008, the restricted amount was $27.4 million and is included in other non-current assets. During the quarter, the Captive liquidated approximately $12.0 million of short term securities and on June 1, 2008, paid us a $12.0 million dividend. The proceeds of this dividend were used to pay down debt.

On July 14, 2008, our board of directors increased the rate of the regular quarterly dividend on our common stock and Class A common stock to $.19 per share. The new rate, which represents a 5.5 percent increase compared to the previous quarterly dividend, is payable on August 15, 2008 to shareholders of record on July 31, 2008.

Critical Accounting Policies

The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2007. We believe that at June 30, 2008 there has been no material change to this information.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. We adopted SFAS 157 on January 1, 2008. Adoption of this statement did not have a material impact on our consolidated financial condition, results of operations or cash flows. See Note 12.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this release. Factors that could cause such a variance include the following: significant volatility in raw material prices; competitive pressures on the company’s businesses; instability in the company’s electric motor and water products markets; further weakening in housing construction; the potential for continued weakening in commercial construction; a slowdown in the Chinese economy; expected restructuring costs and savings realized; or adverse changes in general economic conditions.

Forward-looking statements included in this filing are made only as of the date of this release, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 13 of the Notes to Consolidated Financial Statements in the company’s Form 10-K Report for the year ended December 31, 2007, which is incorporated herein by reference.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 14, 2007, the company’s board of directors approved a new stock repurchase program authorizing the purchase of up to one million shares of the company’s common stock. This stock repurchase authorization remains effective until terminated by the company’s board of directors. The following table sets forth the number of shares of common stock the company repurchased during the first half of 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs
January 1 – June 30, 2008	—	—	—	1,000,000

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the company’s annual meeting of stockholders on April 14, 2008 the following items were voted on: the election of directors and the ratification of Ernst & Young LLP as the independent registered public accounting firm of the company for 2008.

1. Election of Directors

Class A Common Stock Directors	Votes For	Votes Withheld
Ronald D. Brown	8,196,913	681
William F. Buehler	8,196,913	681
Gloster B. Current, Jr.	8,196,733	861
Paul W. Jones	8,196,913	681
Bruce M. Smith	8,189,360	8,234
Mark D. Smith	8,190,583	7,011
Gene C. Wulf	8,196,913	681

Common Stock Directors	Votes For	Votes Withheld
William P. Greubel	19,592,709	338,223
Robert J. O’Toole	19,241,221	689,711
Idelle K. Wolf	19,390,101	540,831

2. Ratification of Ernst & Young LLP as Independent Registered Public Accounting Firm

Combined Class Vote	Votes For	Votes Against	Broker Abstentions
Class A Common Stock (1 vote) and Common Stock (1/10th vote)	10,144,670	45,531	487

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS

Refer to the Exhibit Index on page 22 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

August 5, 2008	/s/ John J. Kita
John J. Kita
Senior Vice President
Corporate Finance & Controller

August 5, 2008	/s/ Terry M. Murphy
Terry M. Murphy
Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Change in Directors’ Compensation

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.