Form 10-Q
period 2008-09-30
SMITH A O CORP
filed 2008-10-30
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Class A Common Stock Outstanding as of October 28, 2008 — 8,244,287 shares

Common Stock Outstanding as of October 28, 2008 — 21,874,710 shares

Index

A. O. Smith Corporation

PART 1—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Three and Nine Months ended September 30, 2008 and 2007

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Water Products	$372.1	$334.5	$1,105.0	$1,044.2
Electrical Products	231.9	220.1	694.9	701.6
Inter-segment sales	(1.3)	(1.1)	(3.6)	(3.6)

Net Sales	602.7	553.5	1,796.3	1,742.2
Cost of products sold	479.1	433.4	1,398.5	1,364.5

Gross Profit	123.6	120.1	397.8	377.7
Selling, general and administrative expenses	86.6	84.6	274.6	263.3
Restructuring and other charges	2.1	0.3	6.2	3.1
Interest expense	4.5	6.8	15.0	20.6
Other (income) expense - net	1.5	(0.7)	1.4	(1.0)

	28.9	29.1	100.6	91.7
Provision for income taxes	7.4	4.4	25.1	20.5

Earnings before equity loss in joint venture	21.5	24.7	75.5	71.2
Equity loss in joint venture	(0.1)	—	(0.3)	—

Net Earnings	$21.4	$24.7	$75.2	$71.2

Earnings per Common Share
Basic	$0.71	$0.80	$2.50	$2.32

Diluted	$0.70	$0.79	$2.48	$2.29

Dividends per Common Share	$0.19	$0.18	$0.55	$0.52

See accompanying notes to unaudited condensed consolidated financial statements

PART 1—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2008 and December 31, 2007

(dollars in millions)

	(unaudited) September 30, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$27.6	$37.2
Receivables	423.0	415.1
Inventories	298.5	261.8
Deferred income taxes	41.0	34.0
Other current assets	19.2	19.5

Total Current Assets	809.3	767.6
Property, plant and equipment	975.6	953.6
Less accumulated depreciation	559.0	532.5

Net property, plant and equipment	416.6	421.1
Goodwill	511.4	512.9
Other intangibles	82.4	86.6
Other assets	52.4	66.2

Total Assets	$1,872.1	$1,854.4

Liabilities
Current Liabilities
Trade payables	$297.5	$305.6
Accrued payroll and benefits	50.5	48.4
Accrued liabilities	84.1	67.1
Product warranties	41.0	35.9
Long-term debt due within one year	18.5	15.6

Total Current Liabilities	491.6	472.6
Long-term debt	328.9	379.6
Pension liabilities	24.7	39.7
Other liabilities	163.6	170.2
Deferred income taxes	40.7	34.5

Total Liabilities	1,049.5	1,096.6
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 8,277,115 and 8,283,840	41.4	41.4
Common Stock, $1 par value: authorized 60,000,000 shares; issued 24,272,347 and 24,265,622	24.3	24.2
Capital in excess of par value	80.9	76.7
Retained earnings	857.8	799.0
Accumulated other comprehensive loss	(98.6)	(99.3)
Treasury stock at cost	(83.2)	(84.2)

Total Stockholders’ Equity	822.6	757.8

Total Liabilities and Stockholders’ Equity	$1,872.1	$1,854.4

See accompanying notes to unaudited condensed consolidated financial statements

PART 1—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months ended September 30, 2008 and 2007

(dollars in millions)

(unaudited)

	Nine Months Ended September 30
	2008	2007
Operating Activities
Net earnings	$75.2	$71.2
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	50.3	50.4
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	(41.3)	(25.3)
Noncurrent assets and liabilities	(8.6)	(2.6)
Other	3.4	1.1

Cash Provided by Operating Activities	79.0	94.8

Investing Activities
Capital expenditures	(44.4)	(41.5)
Proceeds from sale of restricted marketable securities	12.0	—

Cash Used in Investing Activities	(32.4)	(41.5)

Financing Activities
Long-term debt retired	(40.5)	(29.4)
Purchase of treasury stock	—	(7.8)
Net proceeds from stock option activity	0.9	10.3
Dividends paid	(16.6)	(15.9)

Cash Used in Financing Activities	(56.2)	(42.8)

Net (decrease) increase in cash and cash equivalents	(9.6)	10.5
Cash and cash equivalents - beginning of period	37.2	25.8

Cash and Cash Equivalents - End of Period	$27.6	$36.3

See accompanying notes to unaudited condensed consolidated financial statements

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K.

2.	Inventories (dollars in millions)

	September 30, 2008	December 31, 2007
Finished products	$199.1	$177.8
Work in process	57.1	50.0
Raw materials	124.1	112.9

	380.3	340.7
LIFO reserve	(81.8)	(78.9)

	$298.5	$261.8

3.	Restricted Marketable Securities

The company acquired GSW Inc. (GSW) on April 3, 2006. GSW operated a captive insurance company (Captive) to provide product liability and general liability insurance to its subsidiary American Water Heater Company (American). The company decided to cover American’s prospective liability exposures with its existing insurance programs and all product liability claims for events which occurred prior to July 1, 2006 will be financed by the Captive. The reinsurance company restricts the amount of capital which must be maintained by the Captive and this restricted amount was $27.5 million at September 30, 2008. The $27.5 million is invested in short-term securities and is included in other non-current assets on the company’s balance sheet on September 30, 2008. During the second quarter of 2008, the Captive liquidated approximately $12.0 million of short-term securities and paid the company a dividend of $12.0 million on June 1, 2008. The company used the proceeds from this dividend to pay down debt.

4.	Long-Term Debt

The company has a $425 million multi-currency revolving credit agreement with nine banks. The facility expires in 2011 and has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by the company’s leverage ratio.

4.	Long-Term Debt (continued)

Borrowings under the bank credit lines and commercial paper borrowings are supported by the $425 million revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt.

5.	Product Warranties (dollars in millions)

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The following table presents warranty activity for the nine months ended September 30, 2008 and 2007.

	2008	2007
Balance at January 1	$105.5	$98.7
GSW liability acquired	—	5.0
Expense	59.1	40.5
Claims settled	(49.4)	(38.4)

Balance at September 30	$115.2	$105.8

6.	Comprehensive Earnings (dollars in millions)

The company’s comprehensive earnings are comprised of net earnings, foreign currency translation adjustments, adjustments to minimum pension liability and post retirement obligations, and realized and unrealized gains and losses on cash flow derivative instruments.

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net earnings	$21.4	$24.7	$75.2	$71.2

Other comprehensive earnings (loss):
Foreign currency translation adjustments	(0.5)	—	11.2	3.2
Reclassification adjustment for foreign exchange gains included in net earnings	(0.4)	—	(3.3)	—
Adjustment to additional minimum pension liability and post retirement obligation less related income tax provision (benefit) of $0.3 in 2008 and $(2.2) in 2007	0.5	—	0.5	(3.5)
Unrealized net (loss) gains on cash flow derivative instruments less related income tax (benefit) provision: 2008 - $(9.6) and $(4.8), 2007 – $(3.0) and $(2.7)	(15.0)	(4.7)	(7.5)	(4.2)

Comprehensive earnings	$6.0	$20.0	$76.1	$66.7

7.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Denominator for basic earnings per share - weighted average shares	30,070,922	30,707,969	30,044,772	30,637,287
Effect of dilutive stock options, restricted stock and share units	295,598	462,048	234,668	450,496

Denominator for diluted earnings per share	30,366,520	31,170,017	30,279,440	31,087,783

8.	Stock-Based Compensation

The A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007 provides for the issuance of 1,250,000 stock options, restricted stock or share units. Additionally, any shares that would have been available for stock options, restricted stock or share units under a predecessor plan, if that plan was in effect, will be available for granting of share based awards under the plan. The number of shares available for granting of options or share units at September 30, 2008 was 934,224. Upon stock option exercise, restricted stock grant, or share unit vesting and issuance, shares are issued from Treasury stock.

Total stock based compensation cost recognized in the three month periods ended September 30, 2008 and 2007 was $1.3 million and $1.0 million, respectively. Total stock based compensation cost recognized in each of the nine month periods ended September 30, 2008 and 2007 was $4.2 million and $3.9 million, respectively.

Stock Options

The stock options granted in the nine month periods ended September 30, 2008 and 2007, have three year pro-rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2008 and 2007 expire ten years after date of grant. Options are expensed ratably over the three year vesting period. Stock option compensation cost in the three month periods ended September 30, 2008 and 2007 was $0.4 million and $0.3 million, respectively. Stock option compensation cost recognized in the nine month periods ended September 30, 2008 and 2007 was $1.5 million and $1.4 million, respectively. Included in the stock option expense for the nine month periods ended September 30, 2008 and 2007 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

8.	Stock-Based Compensation (continued)

Changes in option shares, all of which are Common Stock, were as follows for the nine months ended September 30, 2008:

	Weighted-Avg. Per Share Exercise Price	Nine Months Ended September 30, 2008	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2008	$27.01	1,117,434
Granted	35.64	171,400
Exercised	26.61	(27,967)
Terminated	35.64	(800)

Outstanding at September 30, 2008	28.19	1,260,067	6 years	$13.9

Exercisable at September 30, 2008	$25.46	926,467	5 years	$12.7

The weighted-average fair value per option at the date of grant during the nine months ended September 30, 2008 and 2007, using the Black-Scholes option-pricing model, was $11.82 and $14.43, respectively. Assumptions were as follows:

	Nine Months Ended September 30,
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

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 144,008 and 68,600 share units under the plan in the nine month periods ended September 30, 2008 and 2007, respectively. Included in the grant in the nine month period ended September 30, 2008, are share units granted on April 30, 2008 which are subject to performance conditions and vest on December 31, 2010. The ultimate number of share units that will vest will range from zero to 96,000 based on the average of the company’s annual return on equity for the eleven quarters ending December 31, 2010. Compensation expense will be recognized over the vesting period (eleven quarters) as long as achievement of the performance conditions is considered probable. The share units were valued at $4.9 million and $2.7 million at the date of issuance in 2008 and 2007, respectively, based on the company’s stock price at the date of grant, and in each case, such value will be recognized as compensation expense ratably over the three-year vesting period (except as noted above).

8.	Stock-Based Compensation (continued)

Share based compensation expense attributable to restricted stock and share units of $0.9 million and $0.7 million was recognized in the three month periods ended September 30, 2008 and 2007, respectively. Share based compensation expense attributable to restricted stock and share units of $2.7 million and $2.5 million was recognized in each of the nine month periods ended September 30, 2008 and 2007, respectively. Share based compensation expense recognized in the nine month periods ended September 30, 2008 and 2007 included expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period.

A summary of restricted stock and share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Outstanding at January 1, 2008	212,500	$32.91
Granted	144,008	33.69
Vested	(5,000)	27.58
Terminated	(626)	35.64

Outstanding at September 30, 2008	350,882	$33.30

9.	Pensions (dollars in millions)

The following table presents the components of the company’s net pension expense.

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Service cost	$2.2	$2.6	$6.7	$7.8
Interest cost	12.3	11.9	36.8	35.7
Expected return on plan assets	(15.8)	(15.0)	(46.8)	(45.1)
Amortization of net unrecognized loss	2.0	3.2	5.9	9.6
Amortization of prior service cost	0.1	0.1	0.4	0.4

Defined benefit plan expense	$0.8	$2.8	$3.0	$8.4

The company made a contribution of $15.0 million on August 29, 2008. The company made contributions of $6.0 million and $9.0 million on June 1, 2007 and July 2, 2007, respectively.

10.	Operations by Segment (dollars in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net sales
Water Products	$372.1	$334.5	$1,105.0	$1,044.2
Electrical Products	231.9	220.1	694.9	701.6
Inter-segment sales	(1.3)	(1.1)	(3.6)	(3.6)

	$602.7	$553.5	$1,796.3	$1,742.2

Operating earnings
Water Products (1)	$32.8	$33.6	$105.1	$104.8
Electrical Products (2)	10.7	12.7	44.3	41.1
Inter-segment earnings	—	—	(0.1)	(0.1)

	43.5	46.3	149.3	145.8
Corporate expenses (3)	(10.2)	(10.4)	(34.0)	(33.5)
Interest expense	(4.5)	(6.8)	(15.0)	(20.6)

Earnings before income taxes	28.8	29.1	100.3	91.7
Provision for income taxes	7.4	4.4	25.1	20.5

Net Earnings	$21.4	$24.7	$75.2	$71.2

(1) includes equity loss in joint venture of :	$(0.1)	$—	$(0.3)	$—
(2) includes pre-tax restructuring and other charges of:	$2.1	$0.3	$5.9	$1.6
(3) includes pre-tax restructuring and other charges of:	$—	$—	$0.3	$1.5

11.	Restructuring and Other Charges

Electrical Products Restructuring and Other Costs

In 2007, $13.6 million of expense was recognized for the full year, $0.3 million and $1.6 million, respectively, was recognized in the three and nine month periods ended September 30, 2007, for the continuation of domestic repositioning activities. Included in the full year amount was an asset impairment charge of $10.6 million. The majority of the domestic repositioning charges relate to the announced closure of the Scottsville, KY and Mebane, NC production facilities. The closures are expected to occur in the fourth quarter of 2008. Electrical Products is consolidating its hermetic motor assembly operations in Acuna, Mexico and Suzhou, China. An additional $1.7 million and $7.1 million of expense was recognized in the three and nine month periods ended September 30, 2008.

Additionally, in the fourth quarter of 2007, Electrical Products recognized $9.2 million of expense (of which $7.5 million is an asset impairment charge) and a $9.9 million tax benefit related to the announced closure of its Budapest, Hungary facility. The closure of its Budapest, Hungary facility resulted in certain operations being transferred to China. Production ceased in the first quarter of 2008 and the plant closed in the second quarter of 2008. An additional $0.4 million of expense associated with the plant closure was recorded in the third quarter of 2008. The year-to-date net favorable restructuring adjustment associated with

11.	Restructuring and Other Charges (continued)

the Hungary plant closure is $1.2 million and includes a $2.9 million favorable cumulative translation adjustment recorded in the second quarter of 2008. Total pretax restructuring expense for Electrical Products for 2008 is expected to be approximately $12.0 million.

The following table presents an analysis of the company’s Electrical Products restructuring reserve as of and for the nine months ended September 30, 2008 (dollars in millions):

	Severance Costs	Asset Impairment	Other	Total
Balance at December 31, 2007	$3.0	$—	$0.9	$3.9
Expense recognized	1.8	3.6	(1.6)	3.8
Cash payments	(2.1)	—	(1.8)	(3.9)
Asset disposal/write-down	—	(3.6)	—	(3.6)
Cumulative translation adjustment	—	—	2.9	2.9

Balance at June 30, 2008	$2.7	$—	$0.4	$3.1
Expense (income) recognized	1.2	(0.4)	1.3	2.1
Cash payments	(0.6)	—	(1.3)	(1.9)
Asset disposal/write-down	—	0.4	—	0.4

Balance at September 30, 2008	$3.3	$—	$0.4	$3.7

Other Charges

The company recognized $0.3 million in expense in the second quarter of 2008 to cover real estate related costs associated with previously owned businesses.

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

Liabilities measured at fair value on a recurring basis are as follows (dollars in millions):

		Fair Value Measurement Using
Description	September 30, 2008	Quoted Prices In Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Net derivative contracts	$(14.0)	$(11.3)	$(2.7)

There were no changes in our valuation techniques used to measure fair values on a recurring basis as a result of adopting SFAS 157.

PART I—FINANCIAL INFORMATION

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF 2008 COMPARED TO 2007

Sales were $602.7 million in the third quarter of 2008, an increase of 8.9 percent over sales of $553.5 million in last year’s third quarter. Sales for the first nine months of 2008 were $1.80 billion or 3.1 percent higher than sales of $1.74 billion in the same period last year. The increase in sales for both the third quarter and first nine months of 2008 was due to higher sales of commercial product, sales growth in China and increased pricing related to higher material costs all of which more than offset weakness in our residential market segments.

Our gross profit margin for the third quarter and first nine months of 2008 was 20.5 percent and 22.1 percent, respectively, compared to 21.7 percent in both the third quarter and first nine months of 2007. The lower margin in the third quarter of 2008 compared to 2007 was due to higher raw material costs which more than offset improvements in pricing. The improved margin for the first nine months was due to higher margins at Electrical Products which resulted from commercial contract improvements, including pricing, at targeted accounts, favorable manufacturing cost absorption and repositioning savings partially offset by higher material costs. The higher margins at Electrical Products were partially offset by lower margins at Water Products. The lower margins at Water Products were caused by higher raw material costs, primarily steel, and its related effect on warranty costs which were partially offset by improvements in pricing.

Selling, general and administration expenses (SG&A) in the third quarter and first nine months of 2008 were higher than the same periods in 2007 by $2.0 million and $11.3 million, respectively. SG&A in our China water heater operation increased by $3.4 million and $11.3 million in the third quarter and first nine months of 2008, respectively, in support of significantly higher sales volume. The higher SG&A in China in the third quarter of 2008 was partially offset by lower product liability and administrative costs in our domestic water heater operations.

Interest expense in 2008 decreased from 2007 by $2.3 million and $5.6 million for the third quarter and first nine months, respectively, due to lower interest rates and debt levels.

We have significant pension benefit costs and credits that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 8.75 percent in 2008, unchanged from 2007. The discount rate used to determine net periodic pension costs increased to 6.5 percent in 2008 from 5.9 percent in 2007. Pension expense in the third quarter of 2008 was $0.8 million or $2.0 million lower than the third quarter of 2007. Pension expense for the first nine months of 2008 was $3.0 million or $5.4 million lower than the same period in 2007. Total pension expense for 2008 is expected to be $4.0 million compared to $12.2 million in 2007. Our pension costs are reflected in cost of products sold and selling, general and administrative expense.

Our effective tax rate for the third quarter was 25.6 percent and compares to 15.1 percent in the same period of 2007. The lower rate in the third quarter of 2007 was due to recognition of a $3.1 million tax benefit upon completion of tax audits and the lapse of certain statutes of limitations.

The 2008 year-to-date effective tax rate was 25.0 percent compared to 22.4 percent for the same period a year ago. The 2008 year-to-date effective rate benefited from a nontaxable $2.9 million favorable cumulative translation adjustment recognized upon closure of our Budapest, Hungary motor operation. The 2007 year-to-date effective tax rate benefited from the previously mentioned 2007 third quarter tax credit.

Net earnings in the third quarter of 2008 were $21.4 million or $0.70 per share compared with $24.7 million or $0.79 per share in the third quarter of 2007. Our net earnings for the first nine months of 2008 were $75.2 million or $2.48 per share and compared to net earnings of $71.2 million or $2.29 per share in the first nine months of 2007.

Water Products

Third quarter sales for our Water Products segment were $372.1 million in 2008 or $37.6 million higher than 2007 third quarter sales of $334.5 million. Year-to-date sales in 2008 were $1.11 billion or $60.8 million higher than the same period in 2007. The increased sales in both the third quarter and first nine months of 2008 were due to strong sales in China, higher sales of commercial water heaters and improved pricing related to higher raw material costs all of which more than offset lower residential unit volumes.

Operating earnings for our Water Products segment were $32.8 million in the third quarter, slightly less than earnings of $33.6 million in the same quarter of 2007. Lower residential volumes and higher raw material costs more than offset higher sales of commercial products and improved pricing. Year-to-date earnings in 2008 were $105.1 million, similar to earnings of $104.8 million in the same period of 2007.

Electrical Products

Third quarter sales for our Electrical Products segment were $231.9 million or 5.4 percent higher than sales of $220.1 million in the same quarter of 2007. Improved pricing to offset higher material costs and sales growth in China more than offset lower unit volumes related to the soft domestic housing market. Year-to-date sales for this segment were $694.9 million, slightly lower than sales of $701.6 million in the first nine months of 2007.

Operating earnings for our Electrical Products segment in the third quarter were $10.7 million or $2.0 million lower than 2007 third quarter earnings of $12.7 million. The lower earnings were due to an increase in restructuring expense of $1.8 million from the same period last year. Year-to-date operating earnings were $44.3 million or $3.2 million higher than earnings of $41.1 million in the same period last year. Improved commercial terms, including pricing, repositioning savings and favorable manufacturing cost absorption more than offset increased restructuring expense, higher raw material costs and lower residential volumes.

Outlook

Our operating units are performing well in a very difficult environment, facing soft markets and record raw material costs. The performance during the first nine months of this year is a reflection of our ability to operate our plants efficiently, focus on cost containment, and partially recover increased raw material costs from our customers.

However, we expect to experience the full impact of sharply elevated steel costs during the last quarter of the year. That, combined with protracted weakness in the housing market, and the likelihood of weaker commercial construction, will make the last quarter particularly challenging.

Therefore, we expect fourth quarter earnings to be significantly lower than the $0.55 per share earned in the fourth quarter of 2007, which included a restructuring charge of $0.26 cents per share.

Nevertheless, we are increasing and narrowing our full year 2008 earnings forecast to $2.80 to $2.90 per share from our previous estimate of $2.70 to $2.85 per share, to reflect our strong performance during the first nine months of 2008. This estimate continues to include approximately $0.25 per share of expense related to restructuring in our Electrical Products business.

Liquidity & Capital Resources

Our working capital at September 30, 2008 was $317.7 million, $22.7 million greater than at December 31, 2007. Inventory levels were $36.7 million higher than at the end of last year as a result of higher raw material inventories and building inventories associated with new product launches, as well as building inventory at Electrical Products ahead of product repositioning activities. Cash provided by operations through September 30, 2008 was $79.0 million, a decline of $15.8 million over the $94.8 million achieved during the same period one year ago, primarily as a result of a larger investment in working capital this year. For the total year 2008, we expect cash provided by operations to be approximately $140 to $150 million.

Our capital expenditures totaled $44.4 million for the nine months ended September 30, 2008 compared with $41.5 million during the same period last year. We expect total 2008 capital expenditures to be approximately $70 to $80 million and our depreciation and amortization expense for 2008 to be approximately $70 million. A significant portion of the remaining spending projected for the fourth quarter is associated with the expansion of our Nanjing, China water heater and Yueyang, China motor operations. We believe that our present facilities and planned capital expenditures are sufficient to provide adequate capacity for our operations for the immediate future.

We have a $425 million multi-currency credit facility with nine banks. The facility expires in February 2011, and it has an accordion provision which allows it to be increased up to $500 million in accordance with its terms. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, and we were in compliance with the covenants at the end of September.

Borrowing on our bank credit lines and commercial paper borrowings are supported by the credit facility and are classified as long-term debt due to the long-term nature of the credit facility. At the end of September 2008, we had available borrowing capacity of $246.0 million. We believe that the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt decreased $47.8 million from $395.2 million at December 31, 2007 to $347.4 million at September 30, 2008. Our leverage, as measured by the ratio of total debt to total capitalization, was 29.7% at the end of September down from 34.3% at the end of last year.

At this point in time, our liquidity has not been materially impacted by the current credit environment and we do not expect that it will be materially impacted in the near future. There can be no assurance however, that the cost of future borrowings on our credit facilities will not be impacted by the ongoing capital market disruptions.

GSW, Inc operated a captive insurance company to provide product liability and general liability insurance to its subsidiary, American Water Heater Company. The reinsurance company restricts the amount of capital which must be maintained by the captive. At September 30, 2008, the restricted amount was $27.5 million and is included in other non-current assets.

On October 14, 2008, our board of directors declared a regular quarterly dividend on our Common Stock and Class A Common Stock of $0.19 per share. The dividend is payable on November 15, 2008 to shareholders of record on October 31, 2008.

Critical Accounting Policies

The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2007. We believe that at September 30, 2008 there has been no material change to this information.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities without having to apply complex hedge accounting provisions. We adopted SFAS 159 on January 1, 2008. Adoption of this statement did not have an affect on our consolidated financial condition, results of operations or cash flows.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As is more fully described in our annual report on Form 10-K for the year ended December 31, 2007, we are exposed to various types of market risks, including currency and certain commodity risks. Our quantitative and qualitative disclosures about market risk have not materially changed since that report was filed. We monitor our currency and commodity risks on a continuous basis and generally enter into forward and futures contracts to minimize these exposures. The majority of the contracts are for periods of less than one year. Our company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this release. Factors that could cause such a variance include the following: significant volatility in raw material prices; competitive pressures on the company’s businesses; instability in the company’s electric motor and water products markets; further weakening in housing construction; weakening in commercial construction; a slowdown in the Chinese economy; capital market instability impact on our customers; expected restructuring costs and savings realized; or further adverse changes in general economic and capital market conditions.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 14, 2007, the company’s board of directors approved a new stock repurchase program authorizing the purchase of up to one million shares of the company’s common stock. This stock repurchase authorization remains effective until terminated by the company’s board of directors. The following table sets forth the number of shares of common stock the company repurchased during the first nine months of 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs
January 1, 2008 – September 30, 2008	—	—	—	1,000,000

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS

Refer to the Exhibit Index on page 21 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

October 30, 2008	/s/ John J. Kita
John J. Kita
Senior Vice President
Corporate Finance & Controller

October 30, 2008	/s/ Terry M. Murphy
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