Form 10-K
period 2008-12-31
SMITH A O CORP
filed 2009-02-25
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                  to                 .

Commission File Number 1-475

A. O. Smith Corporation

(Exact of registrant as a specified in its charter)

Delaware	39-0619790
(State of Incorporation)	(I.R.S. Employer Identification No.)

11270 West Park Place, Milwaukee, Wisconsin	53224-9508
(Address of Principal Executive Office)	(Zip Code)

(414) 359-4000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Shares of Stock Outstanding January 30, 2009	Name of Each Exchange on Which Registered
Class A Common Stock (par value $5.00 per share)	8,239,267	Not listed

Common Stock (par value $1.00 per share)	21,950,945	New York Stock Exchange

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

Large accelerated filer    ☑                     Accelerated filer    ☐                     Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)                 ☐Yes    ☑No

The aggregate market value of voting stock held by non-affiliates of the registrant was $5,859,104 for Class A Common Stock and $651,026,221 for Common Stock as of June 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

1.

Portions of the company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference in Part III).

A. O. Smith Corporation

Index to Form 10-K

Year Ended December 31, 2008

PART 1

ITEM 1 - BUSINESS

We are a leading manufacturer of water heating equipment and electric motors, serving a diverse mix of residential, commercial and industrial end markets principally in the United States with a growing international presence. Our company is comprised of two reporting segments: Water Products and Electrical Products. Our Water Products business manufactures and markets a comprehensive line of residential gas and electric water heaters, standard and specialty commercial water heating equipment, high-efficiency copper-tube boilers, and water systems tanks. Our Electrical Products business manufactures and markets a comprehensive line of hermetic motors, fractional horsepower alternating current (AC) and direct current (DC) motors. In 2008, we had net sales of approximately $2.3 billion, with 63 percent attributable to our Water Products business and 37 percent attributable to our Electrical Products business.

The following table summarizes our sales by reporting segment. This segment summary and all other information presented in this section should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, which appear in Item 8 in this document.

	Years Ended December 31 (dollars in millions)
	2008	2007	2006	2005	2004
Water Products	$1,451.3	$1,423.1	$1,260.8	$833.3	$792.4

Electrical Products	858.1	894.0	905.9	861.0	860.7

Inter-segment sales	(4.5)	(5.0)	(5.4)	(5.1)	-

Total Sales	$2,304.9	$2,312.1	$2,161.3	$1,689.2	$1,653.1

WATER PRODUCTS

In our Water Products business, sales increased 2 percent or $28 million in 2008 over the prior year. A 27 percent increase in sales of water heaters in China and increased pricing that partially covered higher raw material costs helped offset significantly lower residential volumes.

We serve residential, commercial and industrial end markets with a broad range of products, including:

Residential gas and electric water heaters. Our residential water heaters come in sizes ranging from two-gallon (point-of-use) models to 120-gallon appliances with varying efficiency ranges. We offer electric, natural gas and liquid propane models as well as solar booster tanks and gas tankless units for today’s energy efficient homes. North American residential water heater sales in 2008 were approximately $945 million or 65 percent of segment revenues.

Commercial (standard and specialty) water heaters. Our gas, oil and electric water heaters come in capacities ranging from 6 gallons to 600 gallons and are used by customers who require a consistent, economical source of hot water. Typical applications include restaurants, hotels and motels, laundries, car washes and small businesses.

A significant portion of our Water Products business is derived from the replacement of existing product, and it is believed that the sale of product to the North American residential new housing construction market represents approximately 15 percent of the segment’s total residential water heater sales. Our Water Products business also manufactures copper-tube boilers and expansion tanks and related products and parts.

We are the largest manufacturer and marketer of water heaters in North America, and we have a leading share in both the residential and commercial segments of the market. In the commercial market segment, we believe our comprehensive product line, as well as our high-efficiency products, give us a competitive advantage in this higher-margin segment of the water heating industry. As the leader in the residential water heating market segment, we offer an extensive line of high-efficiency gas and electric models.

Our Water Products wholesale distribution channel includes more than 1,100 independent wholesale plumbing distributors with more than 4,600 selling locations serving residential, commercial and industrial markets. We also sell our residential water heaters through the retail channel. In this channel, our customers include five of the seven largest national hardware and home center chains, including long-standing private label relationships with both Lowes and Sears, Roebuck and Co.

We entered the Chinese water heater market through a joint venture in 1995, buying out our partner three years later. Since that time, we have been aggressively expanding our presence while building brand recognition in the Chinese residential and commercial markets. In 2008, the company generated sales of $187 million in China, an increase of 27 percent, compared with 2007. We believe we are one of the top two suppliers of water heaters to the residential market in China.

In 2008, we entered the India market by importing units specifically designed for India from our Nanjing, China facility. We established a sales office and started the land acquisition process for a manufacturing plant near Bangalore, India. We expect to begin manufacturing water heaters in India in the second quarter of 2010.

We sell our water heating products in highly competitive markets. We compete in each of our targeted market segments based on product design, quality of products and services, performance and price. Our principal domestic water heating competitors include Rheem Manufacturing Company, Inc., Bradford-White Corporation and Lochinvar Corporation. Our primary competitor in China is Haier Appliances, a Chinese company, but we also compete with Ariston, Siemens and Midea in the electric water heater market and Rinnai and Noritz in the gas instantaneous water heater market. Additionally, we compete with numerous other Chinese private and state-owned water heater and boiler manufacturing companies.

ELECTRICAL PRODUCTS

In our Electrical Products business, volume declines more than offset higher prices related to higher raw material costs. Sales in the segment declined four percent in 2008, or approximately $36 million, to $858 million compared with 2007. Unit volume sales were negatively impacted by the weak housing market and customer inventory reductions at the end of the year.

We are one of the four largest manufacturers of electric motors in North America. We offer a comprehensive line of hermetic motors, fractional horsepower AC and DC motors, and integral horsepower motors, ranging in size from sub-fractional C – frame ventilation motors up to 1,320 horsepower hermetic and 400 horsepower integral motors. We believe our extensive product offerings give us an advantage in our targeted markets, allowing us to serve a wide range of our customer’s electric motor needs.

Our motors are used in a wide range of targeted residential and commercial applications, including: hermetic motors that are sold worldwide to manufacturers of air conditioning and commercial refrigeration compressors; fractional horsepower fan motors used in furnaces, air conditioners and blowers; fractional horsepower motors for pumps for home water systems, swimming pools, hot tubs and spas; fractional horsepower motors used in other consumer products (such as garage door openers); and integral horsepower AC and DC motors for industrial and commercial applications. Sales to the North American Original Equipment Manufacturers (OEM) heating, ventilating, air conditioning and refrigeration market account for approximately 33 percent of segment sales. Approximately 80 percent of our 2008 segment sales were to OEMs in a diverse mix of industries, with the remainder of sales sold through aftermarket or distribution channels. We believe that at least 25 percent of our total segment sales were attributable to products used outside of the United States. A significant portion of our Electrical Products business is derived from the replacement of existing product, and it is believed that the sale of product to the residential new housing construction market in North America represents approximately 25 percent of the segment’s total sales.

To remain a leader in this highly competitive industry, we are committed to being a low-cost supplier of electric motors. Since 2001, we have undertaken initiatives to accelerate cost-reduction in our motor operations to enhance our competitive position. These initiatives included the closure of nine U.S. facilities as well as our operations in Budapest, Hungary; Bray, Ireland; and Taizhou, China, transferring the majority of related production to our lower cost operations in Mexico and China.

At the end of the third quarter of 2007, we announced that we would close our operations in Scottsville, KY, and Mebane, NC, and consolidate our hermetic motor assembly operations in Acuna, Mexico and Suzhou, China. We transferred the work at both hermetic motor facilities in the fourth quarter of 2008. In addition we also announced the closing of our motor manufacturing facility in Budapest, Hungary, and transfer of the remaining production to China. For all of 2007, the restructuring expense at Electrical Products totaled $22.8 million before taxes or $8.9 million after taxes, equivalent to $.29 per share. Included in the 2007 after tax amount was a $9.9 million tax benefit associated with the write-off of the investment in our Hungarian subsidiary. In 2008, we recorded an additional pretax restructuring charge of approximately $8.7 million associated with the three plant closings mentioned above and repositioning at Juarez, Mexico equivalent to $5.3 million after taxes, or approximately $.18 per share.

In November of 2005, we completed our fourth motor acquisition in China with the purchase of Yueyang Zhongmin Special Electrical Machinery Co., Ltd. (Yueyang). Located in Hunan Province, Yueyang manufactures large hermetic motors used in commercial air conditioning applications.

We sell our electric motor products in highly competitive markets. We compete in each of our targeted market segments based on product design, quality of products and services, performance and price. Our principal competitors in the electric motor industry are Emerson Electric Co., Regal Beloit Corporation and Baldor Electric Company.

RAW MATERIAL

Raw materials for our manufacturing operations, which consist primarily of steel, copper and aluminum, are generally available from several sources in adequate quantities. We typically hedge a portion of our annual copper and aluminum purchases to protect against price volatility. In addition a portion of Electrical Products customers are contractually obligated to accept price changes based on fluctuations in certain of our raw material prices. Global demand pressures have also resulted in significant volatility in steel, copper and aluminum costs.

RESEARCH AND DEVELOPMENT

In order to improve competitiveness by generating new products and processes, we conduct research and development at our Corporate Technology Center in Milwaukee, Wisconsin and at our operating units. Total expenditures for research and development in 2008, 2007 and 2006 were $48.5, $47.8 and $42.3 million, respectively.

PATENTS AND TRADEMARKS

We own and use in our businesses various trademarks, trade names, patents, trade secrets and licenses. While a number of these are important to us, we do not believe that our business as a whole is materially dependent upon any such trademark, trade name, patent, trade secret or license.

EMPLOYEES

Our company and its subsidiaries employed approximately 15,350 employees as of December 31, 2008.

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

•	The effects of the global economic downturn could have a material adverse effect on our business

The U.S. economy is currently in a recession and it has now spread to other geographic areas in which we operate. The global credit and capital markets troubles threaten to extend the depth and duration of the recession. A continuation or deepening of the global economic downturn could adversely affect consumer confidence and spending patterns which could result in decreased demand for the products we sell, a delay in purchases, increased price competition, and slower adoption of energy efficient products which could negatively impact our profitability and/or cash flow. In addition, the current economic conditions, including the credit market conditions could negatively impact our vendors and customers, which could result in an increase in bad debt expense, customer and vendor bankruptcies, interruption or delay in supply of materials, and increased material prices, which could negatively impact our ability to distribute, market and sell our products and our financial condition, results of operations and cash flows.

•	A portion of our business could be adversely affected by a decline in new residential or commercial construction

We sell a portion of our products for new residential and commercial construction. The strength of these markets depends on new housing starts and business investment, which are a function of many factors beyond our control, including interest rates, employment levels, availability of credit and consumer confidence. Further downturns in the new construction markets we serve could result in lower revenues and lower profitability. New housing starts declined in 2007 and 2008 and may continue at the lower levels or decline further. Commercial construction activity, which has been high in recent years, could continue the decline that began in the second half of 2008. We believe that approximately 15 percent of our Water Products and 25 percent of our Electrical Products businesses, respectively, are affected by changes in the residential housing construction markets. Furthermore, though we believe that the majority of the commercial business we serve is for replacement, we could also be affected by changes in the commercial construction market.

•	A portion of our business could be affected by a slowing Chinese economy

We have experienced above average growth in sales in China for both our Water Products and Electrical Products segments. If the Chinese economy were to experience a significant slowdown it could adversely affect our financial condition, results of operations and cash flows.

•	A material loss, cancellation, reduction, or delay in purchases by one or more of our largest customers could harm our business

Net sales to our four largest customers represented approximately 26 percent of 2008 net sales. We expect that customer concentration will continue for the foreseeable future in light of the global economic downturn. Our dependence on sales from a relatively small number of customers makes our relationship with each of these customers important to our business. We cannot assure that we will be able to retain our largest customers. Some of our customers may in the future shift their purchases of products to our competitors or to other sources. The loss of one or more of our largest customers, any material reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or our inability to execute on pricing actions could have a material adverse effect on our financial position, results of operations and cash flows.

•	Because we participate in markets that are highly competitive, our revenues could decline as we respond to competition

We sell all of our products in highly competitive markets. We compete in each of our targeted markets based on product design, quality of products and services, product performance, maintenance costs and price. We compete against manufacturers located in the United States and throughout the world. We also face potential competition from some OEMs to whom we sell our electrical products and from our customers and the end users of our products, who continually assess any costs that could be reduced by vertically integrating or using alternate sources for the products we manufacture. Some of our competitors may have greater financial, marketing, manufacturing, and distribution resources than we have. We cannot assure that our products and services will continue to compete successfully with those of our competitors or that we will be able to retain our customer base or improve or maintain our profit margins on sales to our customers, all of which could materially and adversely affect our financial condition, results of operations and cash flows.

•	We increasingly manufacture our products outside the United States, which may present additional risks to our business

A significant portion of our 2008 net sales were attributable to products manufactured outside of the United States, principally in Mexico and China. Approximately 5,700 of our 15,350 total employees and 14 of our 35 manufacturing facilities are located in Mexico. Approximately 4,500 employees and five manufacturing facilities are located in China. International operations generally are subject to various risks, including political, religious, and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, the impact of foreign government regulations, and the effects of income and withholding tax, governmental expropriation, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory, and business climate could have a material adverse effect on our financial condition, results of operations and cash flows.

•

In serving U.S. customers of our electric motors business, we manufacture a significant portion of our products in Mexico and China, which exposes us to the risk of increased labor costs due to both wage inflation in Mexico and stability or increases in the value of the Mexican peso and Chinese RMB relative to the U.S. dollar

Almost all of our electric motor manufacturing productive labor hours are incurred in Mexico and China. The peso based costs we incur manufacturing these products are directly related to changes in labor costs in Mexico and fluctuations in exchange rates of the Mexican peso relative to the U.S. dollar. The labor costs we incur are measured in U.S. dollars and based on the cost of labor in Mexican pesos. Historically, Mexico has had higher wage inflation than the United States. That inflation does not adversely affect our costs when there is a corresponding decrease in the value of the Mexican peso relative to the U.S. dollar. However, during periods in which the value of the Mexican peso increases or remains stable relative to the U.S. dollar, higher wage inflation in Mexico results in an increase in our labor costs. Manufacturing and material costs we incur in China are principally incurred in Chinese RMB. If the RMB continues to strengthen against the U.S. dollar, our costs would increase.

•	Our operations could be adversely impacted by material price volatility and supplier concentration

The market price for certain key materials we purchase (e.g., steel, copper, aluminum, diesel fuel and natural gas) have been very volatile in the recent past. While our company periodically enters into futures contracts to fix the cost of certain raw material purchases, principally copper and aluminum, significant increases in the cost of any of the key materials we purchase could increase our cost of doing business and ultimately could lead to lower operating earnings if we are not able to recover these cost increases through price increases to our customers. Historically, there has been a lag in any customer recovery of increased material costs which could negatively impact our profitability. As of December 31, 2008 the company had entered into commodity and foreign exchange contracts that totaled losses of $71 million. Even though a portion of these losses can contractually be passed on to customers the remaining amount could lead to lower operating earnings if we are unable to recover these costs from customers or because of reduced sales we are unable to use the materials or foreign currency. In addition, in some cases we are dependent on a single or limited number of suppliers for some of the raw materials and components required in the manufacture of our product. A significant disruption or termination of the supply from one of these suppliers could delay sales or increase cost which could result in a material adverse effect on our financial condition, results of operations and cash flows.

•	Our underfunded pension plans require future pension contributions which could limit our flexibility in managing our company

Due to the negative investment returns in 2008, the projected benefit obligations of our defined benefit pension plans exceeded the fair value of the plan assets by $264 million at December 31, 2008. Beginning in 2008, the minimum required contribution equals the target normal cost plus a seven year amortization of any funding shortfall, offset by any ERISA credit balance. As the company could utilize its credit balance, the required contribution in 2009 is approximately $18 million, however the company is forecasting contributions of between $18 to $35 million and $40 to $50 million in 2009 and 2010, respectively. Among the key assumptions inherent in the actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If interest rates and actual rates of return on invested plan assets were to decrease significantly, our pension plan obligations could increase materially. The size of future required pension contributions could result in us dedicating a substantial portion of our cash flow from operations to making the contributions which could negatively impact our flexibility in managing the company.

•	We have significant goodwill and an impairment of our goodwill could cause a decline in our net worth

Our total assets include significant goodwill. The goodwill results from our acquisitions, representing the excess of the purchase price we paid over the fair value of the tangible and intangible assets we acquired. We assess whether there has been impairment in the value of our goodwill during the fourth quarter of each calendar year or sooner if triggering events warrant. If future operating performance at one or more of our businesses does not meet expectations, we may be required to reflect, under current applicable accounting rules, a non-cash charge to operating results for goodwill impairment. The recognition of an impairment of a significant portion of goodwill would negatively affect our results of operations and total capitalization, the effect of which could be material. A significant reduction in our stockholders’ equity due to an impairment of goodwill may affect our ability to maintain the required debt-to-capital ratio existing under our debt arrangements. We have identified the valuation of goodwill and indefinite-lived intangible assets as a critical accounting policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies—Goodwill and Indefinite-lived Intangible Assets” included in Item 7 of this Annual Report on Form 10-K.

•	A substantial contribution to our financial results has come through acquisitions, and we may not be able to identify or complete future acquisitions, which could adversely affect our future growth

Acquisitions we have made since 1997 have had a significant impact on our results of operations. While we will continue to evaluate potential acquisitions, we may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, utilize cash flow from operations, obtain regulatory approval for certain acquisitions, or otherwise complete acquisitions in the future. If we complete any future acquisitions, then we may not be able to successfully integrate the acquired businesses or operate them profitably or accomplish our strategic objectives for those acquisitions. Our level of indebtedness may increase in the future if we finance acquisitions with debt, which would cause us to incur additional interest expense and could increase our vulnerability to general adverse economic and industry conditions and limit our ability to service our debt or obtain additional financing. We cannot assure you that future acquisitions will not have a material adverse affect on our financial condition, results of operations and cash flows.

•	Our results of operations may be negatively impacted by product liability lawsuits and claims

Our water heater and electric motor products expose us to potential product liability risks that are inherent in the design, manufacture, and sale of our products. While we currently maintain what we believe to be suitable product liability insurance, we cannot assure you that we will be able to maintain this insurance on acceptable terms, that this insurance will provide adequate protection against potential liabilities or that our insurance providers will successfully weather the current economic downturn. In addition, we self-insure a portion of product liability claims. A series of successful claims against us could materially and adversely affect our reputation and our financial condition, results of operations and cash flows.

•	Our credit facility expires in February 2011 and the terms of its replacement will be based on prevailing lending conditions when it is replaced

In addition to issuing commercial paper and utilizing short term credit lines, we rely on our $425 million revolving credit facility to support our daily operations. The global credit markets tightened considerably in 2008. If these conditions remain unchanged or worsen, our replacement credit facility may have less favorable terms than the facility we have now. In particular, the new facility could have higher borrowing costs and more restrictive covenants. And, depending on banks willingness to lend, the facility could be smaller in size. A credit facility with less favorable terms could have a material adverse effect on our liquidity, financial condition, results of operations and cash flow.

•	Changes in regulations or standards could adversely affect our business

Our products are subject to a wide variety of statutory, regulatory and industry standards and requirements. These include energy efficiency, climate emissions, labeling and safety-related requirements. While we believe our products are currently some of the most efficient, safest, and environment-friendly products available, a significant change to these regulatory requirements, whether federal, state or local, or otherwise to industry standards could substantially increase manufacturing costs, impact the size and timing of demand for our products, or put us at a competitive disadvantage, any of which could harm our business and have a material adverse effect on our financial condition, results of operations and cash flow.

•	Currently, one stockholder has voting control of the company

We have two classes of common equity: our Common Stock and our Class A Common Stock. The holders of Common Stock currently are entitled, as a class, to elect only 25 percent of our board of directors. The holders of Class A Common Stock are entitled, as a class, to elect the remaining directors. As of December 31, 2008, Smith Investment Company (Smith Investment) effectively controlled the right to elect 70 percent of our board of directors (7 of 10) because it beneficially owned approximately 98 percent of our Class A Common Stock. As of December 31, 2008, Smith Investment beneficially owned approximately 32 percent of the total number of outstanding shares of our Common Stock and Class A Common Stock. Due to the differences in the voting rights between shares of our Common Stock and shares of our Class A Common Stock, Smith Investment is in a position to control to a large extent the outcome of matters requiring a stockholder vote, including the adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters – Smith Investment Company Transaction” for a description of a proposed merger pursuant to which Smith Investment would become our subsidiary and a description of certain proposed amendments to our certificate of incorporation that stockholders will consider and that Smith Investment has committed to vote to approve. However, assuming such merger is completed, certain members of the founding family of our company and trusts for their benefit (Smith Family) are likely to have the ability to influence all matters requiring stockholder approval as described in more detail below. The differences in the voting rights between shares of our Common Stock and our Class A Common Stock could have the effect of delaying, deterring, or preventing a change of control.

•	Certain members of the founding family of our company and trusts for their benefit are likely to have the ability to influence all matters requiring stockholder approval

The merger agreement pursuant to which Smith Investment would become our subsidiary contemplates that certain members of the founding family of our company and trusts for their benefit (Smith Family) may enter into a voting trust agreement following the completion of the merger with respect to shares of our Class A Common Stock and shares of our Common Stock they receive in the merger. After giving effect to the merger, these members of the Smith Family are expected to own approximately 41.4% of the total voting power of our outstanding shares of Class A Common Stock and Common Stock, taken together as a single class, and approximately 51.6% of the voting power of the outstanding shares of our Class A Common Stock, as a separate class. This ownership position may increase if other members of the Smith Family enter into the voting trust agreement, and the voting power relating to this ownership position may increase if shares of our Class A Common Stock held by stockholders who are not parties to the voting trust agreement are converted into shares of our Common Stock. Accordingly, after the merger, the Smith Family members who enter into the voting trust agreement would collectively have the ability to influence the election of our Class A directors and other matters requiring stockholder approval in the same manner that Smith Investment can currently influence such matters. The voting trust agreement provides that in the event one of the parties to the voting trust agreement wants to withdraw from the trust or transfer any of its shares of our Class A Common Stock, such shares of our Class A Common Stock are automatically exchanged for shares of our Common Stock held by the trust to the extent available in the trust. In addition, the trust will have the right to purchase the shares of our Class A Common Stock and our Common Stock proposed to be withdrawn or transferred from the trust. As a result, the Smith Family members that are parties to the voting trust agreement may have the ability to maintain their collective voting rights in our company even if certain members of the Smith Family decide to transfer their shares.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Properties utilized by the company at December 31, 2008 were as follows:

Water Products

This segment has 15 manufacturing plants located in 5 states and 5 non-USA countries, of which 11 are owned directly by the company or its subsidiaries and 4 are leased from outside parties. Lease terms generally provide for minimum terms of one to ten years and have one or more renewal options. The term of leases in effect at December 31, 2008 expire between 2009 and 2015.

Electrical Products

This segment has 20 manufacturing plants located in 1 state and 3 non-USA countries, of which 11 are owned directly by the company or its subsidiaries and 9 are leased from outside parties. Lease terms generally provide for minimum terms of one to twenty years and have one or more renewal options. The term of leases in effect at December 31, 2008, expire between 2009 and 2015.

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

ITEM 3 - LEGAL PROCEEDINGS

We are involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of our business involving product liability, property damage, insurance coverage, exposure to asbestos and other substances, patents and environmental matters, including the disposal of hazardous waste. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, we believe, based on past experience, adequate reserves and insurance availability, that these unresolved legal actions will not have a material effect on our financial position or results of operations. A more detailed discussion of these matters appears in Note 13 of Notes to Consolidated Financial Statements.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of 2008.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction of G(3) of Form 10-K, the following is a list of the executive officers which is included as an unnumbered Item in Part I of this report in lieu of being included in the company’s Proxy Statement for its 2009 Annual Meeting of Stockholders.

Name (Age)	Positions Held	Period Position Was Held

Randall S. Bednar (56)	Senior Vice President - Chief Information Officer	2007 to Present

	Senior Vice President – Information Technology	2006

	Vice President – Information Technology	2001 to 2006

	Vice President and Chief Information Officer – Gates Corporation	1996 to 2000

Michael J. Cole (64)	President and General Manager - A. O. Smith (China) Investment Co., Ltd.	2008 to Present

	Senior Vice President – Asia	2006 to Present

	Vice President – Asia	1996 to 2006

	Vice President-Emerging Markets - Donnelly Corporation	1992 to 1996

Paul W. Jones (60)	Chairman and Chief Executive Officer	2006 to Present

	President	2004 to Present

	Chief Operating Officer	2004 to 2005

	Chairman and Chief Executive Officer - U.S. Can Company	1998 to 2002

	President and Chief Executive Officer – Greenfield Industries, Inc.	1993 to 1998

	President - Greenfield Industries, Inc.	1989 to 1992

John J. Kita (53)	Senior Vice President, Corporate Finance and Controller	2006 to Present

	Vice President, Treasurer and Controller	1996 to 2006

	Treasurer and Controller	1995 to 1996

	Assistant Treasurer	1988 to 1994

Christopher L. Mapes (47)	Executive Vice President	2006 to Present

	President – A. O. Smith Electrical Products Company	2004 to Present

	Senior Vice President	2004 to 2006

	President-Motor Sales and Marketing - Regal Beloit Corporation	2003 to 2004

	President, Global OEM Business Group - Superior Telecom, Inc.	1999 to 2002

Name (Age)	Positions Held	Period Position Was Held

Terry M. Murphy (60)	Executive Vice President and Chief Financial Officer	2006 to Present

	Senior Vice President and Chief Financial Officer	2006

	Senior Vice President and Chief Financial Officer – Quanex Corporation	2005

	Vice President-Finance and Chief Financial Officer – Quanex Corporation	1999 to 2004

Mark A. Petrarca (45)	Senior Vice President – Human Resources and Public Affairs	2006 to Present

	Vice President – Human Resources and Public Affairs	2005 to 2006

	Vice President – Human Resources – A. O. Smith Water Products Company	1999 to 2004

Ajita G. Rajendra (57)	Executive Vice President	2006 to Present

	President – A. O. Smith Water Products Company	2005 to Present

	Senior Vice President	2005 to 2006

	Senior Vice President – Industrial Products Group, Kennametal Inc.	1998 to 2004

Steve W. Rettler (54)	Senior Vice President – Corporate Development	2006 to Present

	Vice President – Business Development	1998 to 2006

James F. Stern (46)	Executive Vice President, General Counsel and Secretary	2007 to Present

	Partner - Foley & Lardner LLP	1992 to 2006

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

Quarterly Common Stock Price Range

2008	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$39.02	$36.73	$51.09	$39.41
Low	29.25	30.05	30.70	23.08

2007	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$40.74	$41.35	$52.48	$47.52
Low	35.50	37.53	40.03	32.09

(b)	Holders. As of January 31, 2009, the approximate number of shareholders of record of Common Stock and Class A Common Stock were 900 and 300, respectively.

(c)	Dividends. Dividends declared on the common stock are shown in Note 15 of Notes to Consolidated Financial Statements appearing elsewhere herein.

(d)

Stock Repurchases. On December 14, 2007, the company’s board of directors approved a stock repurchase program authorizing the purchase of up to one million shares of the company’s common stock. This stock repurchase authorization remains effective until terminated by the company’s board of directors. As of December 31, 2008, no shares were repurchased.

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

The graph below shows a five-year comparison of the cumulative shareholder return on the Company’s Common Stock with the cumulative total return of the S&P Small cap 600 Index and the S&P 600 Electrical Equipment Index, all of which are published indices.

Comparison of Five-Year Cumulative Total Return

From December 31, 2003 to December 31, 2008

Assumes $100 invested with Reinvestment of Dividends

	Base Period	INDEXED RETURNS
Company/Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

A O SMITH CORP	100.00	87.2	104.5	113.6	107.9	92.8

S&P SMALLCAP 600 INDEX	100.00	122.7	132.1	152.0	151.6	104.5

S&P 600 ELECTRICAL EQUIPMENT	100.00	120.7	134.0	181.4	200.9	133.2

ITEM 6 – SELECTED FINANCIAL DATA

(dollars in millions, except per share amounts)

	Years ended December 31
	2008	2007	2006(1)	2005(2)	2004
Net sales	$2,304.9	$2,312.1	$2,161.3	$1,689.2	$1,653.1

Earnings
Continuing operations	81.9	88.2	76.2	46.5	35.4
Discontinued operations	-	-	0.3	-	-

Net earnings	$81.9	$88.2	$76.5	$46.5	$35.4

Basic earnings per share of common stock
Continuing operations	$2.72	$2.89	$2.51	$1.57	$1.21
Discontinued operations	-	-	0.01	-	-

Net earnings	$2.72	$2.89	$2.52	$1.57	$1.21

Diluted earnings per share of common stock
Continuing operations	$2.70	$2.85	$2.46	$1.54	$1.18
Discontinued operations	-	-	0.01	-	-

Net earnings	$2.70	$2.85	$2.47	$1.54	$1.18

Cash dividends per common share	$.74	$.70	$.66	$.64	$.62

	December 31
	2008	2007	2006	2005	2004

Total assets	$1,883.9	$1,854.4	$1,839.9	$1,292.7	$1,314.0

Long-term debt (3)	317.3	379.6	432.1	162.4	272.5

Total stockholders’ equity	641.1	757.8	684.6	612.9	590.6

(1)

In April 2006, the company acquired GSW Inc., (GSW) a publicly traded Canadian based manufacturer of water heaters and building products. In December 2006, the company sold the building products segment of this business which was treated as a discontinued operation. See Note 2 of Notes to Consolidated Financial Statements included elsewhere herein.

(2)	In November 2005, the company acquired Yueyang Zhongmin Special Electrical Machinery Co., Ltd.

(3)	Excludes the current portion of long-term debt.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

We achieved net earnings of $81.9 million or $2.70 per share in 2008, compared with $88.2 million or $2.85 per share in 2007 and $76.5 million or $2.47 per share in 2006. Net earnings recorded in 2008 were lower than 2007 due to lower sales of U. S. residential product, higher raw material costs only partially offset by price increases, higher product warranty costs at our Water Products segment primarily as a result of higher steel costs and a higher tax rate. These factors were partially offset by lower restructuring costs in our Electrical Products segment, another strong year for our China water heater business, and lower product liability costs in our water heater business. Net earnings recorded in 2007 were higher than 2006 due to a full year of the GSW business acquired in April 2006, higher sales of commercial product, solid growth at our China water heater operation and a lower effective tax rate. These improvements were partially offset by higher SG&A expenses and restructuring charges in 2007 compared with 2006. Our individual segment performance will be discussed later in this section.

Our working capital was $276.3 million at December 31, 2008 compared with $295.0 million and $322.7 million at December 31, 2007 and December 31, 2006, respectively. The $18.7 million reduction in our working capital in 2008 compared with 2007 resulted from the recognition of a non-cash $73.0 million liability for derivative contracts and lower accounts receivable balances at both businesses related to volume declines, which were partially offset by higher inventories and lower accounts payable balances at our Electrical Products segment and cash deposits of $22.5 million associated with derivative contracts. The $27.7 million reduction in our working capital in 2007 compared with 2006 was a result of lower inventories in our Electrical Products segment. Higher accounts payable balances in both businesses were offset by an increase in our Water Products segment’s accounts receivable balances.

Cash provided by operating activities during 2008 was $106.6 million compared with $190.5 million during 2007 and $128.8 million during 2006. Lower net earnings in 2008 compared with 2007 and the changes in cash-related working capital accounts described above explain the majority of the decline. Higher net earnings in 2007 compared with 2006 combined with higher depreciation and amortization and the working capital decrease described above explain the $61.7 million year over year improvement in our cash flow. We expect cash provided by operating activities to be between $140 and $160 million in 2009.

Our capital expenditures were $66.1 million in 2008, lower than the $71.4 million spent in 2007. Our capital spending in 2006 was $68.2 million. We are projecting 2009 capital expenditures of between $75 and $85 million and 2009 depreciation and amortization of approximately $70 million. 2009 capital spending includes the construction of the water heater manufacturing plant near Bangalore, India and the completion of the expansion of our Nanjing, China water heater operations.

In February 2006, we completed a $425 million multi-currency five year revolving credit facility with a group of eight banks. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants during all of calendar year 2008.

The facility backs up commercial paper and credit line borrowings, and it expires on February 17, 2011. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings, as well as drawings under the facility are classified as long-term debt. At December 31, 2008, we had available borrowing capacity of $246.9 million under this facility. We believe that the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

At this point in time, our liquidity has not been materially impacted by the current credit environment, and we do not expect that it will be materially impacted in the near future. There can be no assurance however, that the cost of future borrowings on our credit facilities will not be impacted by the ongoing capital market disruptions.

Our total debt was $334.8 million at the end of December 2008 compared with $395.2 million at the end of 2007. Our leverage, as measured by the ratio of total debt to total capitalization, was 34 percent at the end of 2008 the same as at the end of 2007.

Aggregate Contractual Obligations

A summary of our contractual obligations as of December 31, 2008, is as follows:

(dollars in millions)		Payments due by period
Contractual Obligations	Total	Less Than 1 year	1 - 3 Years	3 - 5 Years	More than 5 years
Long-term Debt	$334.8	$17.5	$217.8	$43.7	$55.8
Fixed Rate Interest	36.3	8.3	13.0	8.4	6.6
Operating Leases	48.5	14.0	17.1	6.7	10.7
Purchase Obligations	87.7	87.7	-	-	-
Other Liabilities:
Commodity futures contracts	52.1	48.9	3.2	-	-
Foreign currency forward contracts	19.1	18.8	0.3	-	-

Total	$578.5	$195.2	$251.4	$58.8	$73.1

As of December 31, 2008, the liability for uncertain income tax positions was $5.5 million. Due to the high degree of uncertainty regarding timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

We utilize blanket purchase orders to communicate expected annual requirements to many of our suppliers. Requirements under blanket purchase orders generally do not become committed until several weeks prior to the company’s scheduled unit production. The purchase obligation amount presented above represents the value of commitments considered firm. The amounts in the table above for commodity and foreign currency contracts represent the costs to liquidate the contracts as of December 31, 2008.

GSW operated a captive insurance company to provide product liability and general liability insurance to its subsidiary, American Water Heater Company (American). We decided to cover American’s liability exposures with our existing insurance programs and operate the captive in runoff effective July 1, 2006. The reinsurance company restricts the amount of capital which must be maintained by the captive. At December 31, 2008, the restricted amount was $26.3 million compared with $38.9 million at the end of 2007 and is included in other non-current assets. The restricted assets are invested in money market securities.

In February 2007, our board of directors approved a stock repurchase program in the amount of one million shares of our common stock. During 2007, we completed the repurchase of all one million shares at an average cost of $36.62 per share. Our board approved an additional one million shares to be repurchased under this program at its December 2007 meeting. As of December 31, 2008, we have not repurchased any shares under the authorization approved in December 2007.

Our pension plan continues to meet all funding requirements under ERISA regulations. While we were not required to make a contribution to the plan in 2008, we elected to make a contribution of $17.3 million. We are required to make a contribution of approximately $18 million in 2009. The company is forecasting contributions to the pension plan to be between $18 and $35 million in 2009 and between $40 and $50 million in 2010. For further information on our pension plan, see Note 11 of the Notes to Consolidated Financial Statements.

We have paid dividends for 69 consecutive years with payments increasing each of the last 17 years. We paid total dividends of $.74 per share in 2008 compared with $.70 per share in 2007.

RESULTS OF OPERATIONS

Our sales in 2008 were $2.3 billion, about equal to sales in 2007 as a $28.2 million increase in sales in our Water Products segment was more than offset by a $35.9 million decline in sales in our Electrical Products segment. The higher Water Products sales were due mostly to increased sales in China and material related price increases which were partially offset by significantly lower residential volume. The decline at Electrical Products resulted primarily from lower unit volumes associated with the weak housing market. Sales in 2007 were $2.31 billion, an increase of $150.8 million or 7.0 percent from sales of $2.16 billion in 2006. The sales increase occurred in our Water Products segment and was due to a full year of the GSW business acquired in April 2006, which added $128 million of sales in the first quarter of 2007 as well as increased sales of commercial water heaters and higher sales in China. Sales for Electrical Products declined $11.9 million from $905.9 million in 2006 to $894.0 million in 2007 as improved pricing was more than offset by lower volume.

Our gross profit margin for 2008 was 21.6 percent compared to 22.2 percent in 2007 as increased margins at Electrical Products were more than offset by lower margins at Water Products. The higher margins at Electrical Products resulted from commercial contract improvements, including pricing, at targeted accounts and repositioning savings. The lower margins at Water Products were caused by higher raw material costs, primarily steel, and its related effect on warranty costs which were partially offset by improvements in pricing. Our gross profit margin for 2006 was 21.5 percent. The improved margins in 2007 were due mostly to sales of higher margin products in our Water Products segment.

Selling, general and administrative expense (SG&A) was $5.6 million lower in 2008 than in 2007 as lower product liability expense primarily associated with an adverse verdict in 2007 at Water Products and lower bad debt provisions at both our product operations more than offset higher SG&A in support of increased sales at our China water heater operation. The increase in SG&A of $39.0 million from 2006 to 2007 was due to higher selling and advertising costs to support increased sales at our water heater segment and included $15.2 million of first quarter SG&A attributable to the GSW acquisition.

Pension expense in 2008 was $4.0 million compared to $12.2 million in 2007 and $11.9 million in 2006. The decrease in pension expense from 2007 to 2008 was due to an increase in the discount rate, lower amortization of deferred asset losses, and the absence of curtailment and other charges of $1.1 million. The increase in pension expense from 2006 to 2007 was due to curtailment and other charges as partially offset by lower amortization of deferred asset losses.

Pretax restructuring charges were $9.2 million, $24.7 million and $9.6 million in 2008, 2007 and 2006, respectively. The majority of the charges incurred in 2008, consisting primarily of severance and asset impairment, were associated with the plant closures initiated by our Electrical Products segment in 2007 and completed in 2008. In 2007, $22.8 million of restructuring expense was recognized by Electrical Products with $12.0 million of the charge attributed to the closing of our operations in Scottsville, KY and Mebane, NC and the write down of other assets. The closing of these plants resulted in our hermetic motor assembly operations being consolidated in Acuna, Mexico and Suzhou, China. A pretax charge of $9.2 million associated with the closing of our motor facility in Budapest, Hungary was also included in the 2007 charge. A pretax charge of $1.6 million was also included in the 2007 Electrical Products charge for certain other domestic repositioning and asset write down expenses. In addition to the 2007 restructuring charges at Electrical Products we also recognized a $1.9 million corporate charge related to a previously owned business. In 2006, $8.9 million of the $9.6 million restructuring charge was recognized by Electrical Products, most of which was related to the closure of our McMinnville, TN motor fabrication plant completed in the first quarter of 2007 and the closure of our motor operation in Taizhou, China in the fourth quarter of 2006. We do not have any current restructuring plans.

Interest expense decreased from $26.7 million in 2007 to $19.2 million in 2008 as a result of lower interest rates and debt. Interest expense increased from $24.9 million in 2006 to $26.7 million in 2007 due to GSW acquisition related financing costs incurred for a full year in 2007 versus only nine months in 2006.

In 2008 net other expense of $1.6 million compared to net other income of $0.9 million. The $2.5 million differential is due to $1.0 million lower interest income on restricted marketable securities due to liquidation of $12.0 million of short-term securities in the second quarter of 2008 with the remainder due to exchange losses as foreign currencies strengthened against the U.S. dollar. In 2007 net other income of $0.9 million compared to net other expense of $0.6 million in 2006. The differential was due to $0.5 million of interest income on restricted marketable securities in the first quarter of 2007 with the remainder due to exchange gains associated with U.S. dollar purchases made by our Canadian operations.

Our effective tax rate was 25.4 percent in 2008, 11.7 percent in 2007 and 27.3 percent in 2006. The 2007 effective rate included a $3.7 million tax benefit upon completion of tax audits and lapse of statutes of limitations and a $1.1 million China investment incentive tax benefit. Also included in the 2007 rate is a $9.9 million tax benefit associated with the write-off of the investment in our Hungarian subsidiary.

Our 2008 net earnings were $81.9 million or $2.70 per share compared with $88.2 million or $2.85 per share in 2007 and $76.5 million or $2.47 per share in 2006.

Water Products

Sales for our Water Products segment were $1.45 billion in 2008, a modest increase over sales of $1.42 billion in 2007. Sales at our China water heater operation increased by $40.1 million in 2008. Despite price increases to compensate for higher material costs, sales for residential water heaters were significantly lower in 2008 and partially offset the growth in China. Sales in 2007 were $162.3 million higher than sales of $1.26 billion in 2006. The increase was due to a full year of the GSW business acquired in April 2006, which added $128.0 million of sales in the first quarter of 2007, a $30.1 million increase in sales at our China operation and increased sales of commercial water heaters.

Operating earnings for Water Products were $134.7 million in 2008 or 10.2 percent lower than earnings of $150.0 million in 2007. The impact of growth in China and lower SG&A was more than offset by lower residential volume and higher costs for raw materials and components which were not recovered with price increases. Operating earnings of $150.0 million in 2007 were 22.5 percent higher than earnings of $122.4 million in 2006. The increase in earnings was due to an additional three months of GSW earnings, higher earnings in China, and sales of higher margin products all of which offset lower residential water heater volume.

Electrical Products

Sales in our Electrical Products segment in 2008 were $858.1 million or 4.0 percent lower than 2007. Increased selling prices to offset higher costs for raw materials were more than offset by lower unit volume caused by the weak housing market as well as customer inventory reductions at the end of the year. Sales in 2007 of $894.0 million were 1.3 percent lower than 2006. Similar to 2008, the favorable impact of materials related pricing actions was more than offset by the negative impact of a weak housing market. Additionally, lower volume in the residential hermetic and pump motor markets more than offset improved sales in the commercial hermetic and distribution market segments.

Operating earnings at our Electrical Products segment were $39.1 million in 2008 compared with $23.1 million in 2007. The majority of the increase in earnings was due to a decrease in restructuring charges from $22.8 million in 2007 to $8.7 million in 2008. Operating earnings in 2007 were $25.0 million lower than earnings of $48.1 million in 2006 due to an increase in restructuring charges of $13.9 million and lower unit volumes. Please refer to the previous discussion on restructuring charges for additional details.

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

Goodwill and Indefinite-lived Intangible Assets

In conformity with U.S. generally accepted accounting principles, goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. We perform impairment reviews for our reporting units using a fair-value method based on management’s judgments and assumptions. The fair value represents the estimated amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. We are subject to financial statement risk to the extent that goodwill and indefinite-lived intangible assets become impaired. Any impairment review is, by its nature, highly judgmental as estimates of future sales, earnings and cash flows are utilized to determine fair values. However, we believe that we conduct annual thorough and competent valuations of goodwill and indefinite-lived intangible assets and that there has been no impairment.

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

Product liability

Due to the nature of our products, we are subject to product liability claims in the normal course of business. A majority of these claims involve our Water Products business. We maintain insurance to reduce our risk. Most insurance coverage includes self-insured retentions that vary by year. As of December 31, 2008, we maintained a self-insured retention of $5.0 million per occurrence with an aggregate insurance limit of $125.0 million per occurrence.

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

Pensions

We have significant pension benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumptions for the expected rate of return on plan assets is 8.75 percent in 2008, unchanged from 2007. The discount rate used to determine net periodic pension costs increased from 5.90 percent in 2007 to 6.50 percent in 2008. In 2009, the rate of return on plan assets is 8.75 percent and the discount rate is 6.60 percent.

In developing our expected long-term rate of return assumption, we evaluate our pension plan’s target asset allocation, the historical long-term rates of return of equity and bond indices and the actual historical returns of our pension plan. Our plan’s target allocation to equity managers is between 60 to 70 percent, with the remainder allocated primarily to bond managers and a small allocation to private equity managers. Due to market fluctuations, our actual asset allocation as of December 31, 2008, was 55 percent to equity managers, 36 percent to bond managers, six percent to private equity managers and the remainder in money market instruments. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. Our pension plan’s historical 10-year and 25-year compounded annualized returns are 4.0 percent and 10.2 percent, respectively. We believe that with our target allocation and the historical long-term returns of equity and bond indices as well as our actual historical returns, our 8.75 percent expected return on assets for 2009 is reasonable.

The discount rate assumptions used to determine future pension obligations at December 31, 2008, 2007 and 2006 were based on the Hewitt top quartile yield Curve (HTQ), which was designed by Hewitt Associates to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The HTQ is a hypothetical double A yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the HTQ is required to have a rating of Aa or better by Moody’s Investor Service, Inc. or a rating of AA or better by Standard & Poor’s. Because of the volatile bond market, we adjusted our discount rate as of December 31, 2008 to take into account the effect of bonds that were on credit watch on December 31, 2008 and were subsequently downgraded below a AA rating before January 15, 2009. The discount rates determined on the basis described above were 6.60 percent. 6.50 percent and 5.90 percent at December 31, 2008, 2007 and 2006, respectively. We will continue to evaluate our actuarial assumptions at least annually, and we will adjust the assumptions as necessary.

We estimate that we will recognize approximately $10.0 million of pension expense in 2009 compared to $4.0 million in 2008. Lowering the expected long-term rate of return on assets by 25 basis points would increase our net pension expense for 2009 by approximately $1.7 million. Lowering the discount rate by 25 basis points would increase our 2009 net pension expense by approximately $1.3 million.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method changes the accounting for transactions with minority interest holders. SFAS 160 is effective beginning in 2009. Adoption of this statement will impact our accounting for any future transactions which include a noncontrolling interest.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities without having to apply complex hedge accounting provisions. We adopted SFAS 159 on January 1, 2008. Adoption of this statement did not have an affect on our consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. As discussed in footnote 1 we adopted SFAS 157 on January 1, 2008. Adoption of this statement did not have a material impact on our consolidated financial condition, results of operations or cash flows.

Outlook

Given the deteriorating global economic environment that intensified during the fourth quarter we are forecasting significantly lower volumes for both our residential and commercial businesses in both operating companies. In addition we expect an increase of more than $6 million in pension expense.

Also, there are a number of factors that we believe will contribute to earnings this year, including improvement in water heater pricing, continued growth—although at a slower rate—in China, and savings from the restructuring initiative at Electrical Products Company. At the same time, we continue to reduce cost throughout our operations. We announced in January, 2009 a company-wide workforce reduction program for our salaried workforce.

Notwithstanding these factors which could improve earnings, the weak economy will challenge us throughout the year and consequently, we expect 2009 earnings will be in a range between $2.40 and $2.60 per share.

OTHER MATTERS

Environmental

Our operations are governed by a number of federal, state, local and foreign environmental laws concerning the generation and management of hazardous materials, the discharge of pollutants into the environment and remediation of sites owned by the company or third parties. We have expended financial and managerial resources complying with such laws. Expenditures related to environmental matters were not material in 2008 and are not expected to be material in any single year. We have accrued amounts associated with environmental obligations at various facilities and we believe these reserves are sufficient to cover reasonably anticipated remediation costs. Although we believe that our operations are substantially in compliance with such laws and maintain procedures designed to maintain compliance, there are no assurances that substantial additional costs for compliance will not be incurred in the future. However, since the same laws govern our competitors, we should not be placed at a competitive disadvantage.

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

Commodity risks include raw material price fluctuations. We use futures contracts to fix the cost of our expected needs for certain raw materials (i.e. copper and aluminum) with the objective of reducing price risk. Futures contracts are purchased over time periods and at volume levels which approximate expected usage. At December 31, 2008, we had commodity futures contracts amounting to $53.9 million of commodity purchases. A hypothetical ten percent change in the underlying commodity price of such contracts would have a potential impact of $5.4 million. It is important to note that gains and losses from our futures contract activities will be offset by gains and losses in the underlying commodity purchase transactions being hedged.

In addition, we enter into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. At December 31, 2008, we had net foreign currency contracts outstanding of $196.4 million. Assuming a hypothetical ten percent movement in the respective currencies, the potential foreign exchange gain or loss associated with the change in rates would amount to $19.6 million. It is important to note that gains and losses from our forward contract activities will be offset by gains and losses in the underlying transactions being hedged.

Our earnings exposure related to movements in interest rates is primarily derived from outstanding floating-rate debt instruments that are determined by short-term money market rates. At December 31, 2008, we had $159.6 million in outstanding floating-rate debt with a weighted-average interest rate of 1.8 percent at year end. A hypothetical ten percent annual increase or decrease in the year-end average cost of our outstanding floating-rate debt would result in a change in annual pretax interest expense of approximately $0.3 million.

Smith Investment Company Transaction

On December 9, 2008, we entered into a merger agreement with our largest stockholder, Smith Investment Company, pursuant to which Smith Investment would become our wholly-owned subsidiary. Assuming the merger is completed, the stockholders of Smith Investment will own our shares directly, rather than through Smith Investment. Smith Investment owns approximately 97.9 percent of our outstanding Class A Common Stock and approximately 7.1 percent of our outstanding Common Stock.

We and our stockholders are expected to benefit from the merger because its terms provide for:

•

An exchange ratio in the merger agreement reflecting a discount of 1.5 percent such that the merger will result in a reduction in the number of our outstanding shares by issuing to Smith Investment stockholders 98.5 percent of the total number of our shares that Smith Investment holds before the merger;

•	An increase in the public float for our shares, as our shares currently held by Smith Investment will be distributed more broadly among the Smith Investment stockholders; and

•	Enhancement of our corporate governance structure through proposed amendments to our certificate of incorporation that provide for the following:

•

An increase in the percentage of members of our board of directors that holders of our Common Stock, voting as a separate class, elect from 25 percent to 33.3 percent of the members of the board of directors;

•	Shares of our Class A Common Stock to convert automatically into shares of our Common Stock, subject to certain exceptions, upon transfer to unaffiliated third parties, and

•

All shares of our Class A Common Stock to convert automatically into shares of our Common Stock once the outstanding shares of our Class A Common Stock fall below 2,397,976 shares, which is approximately 8 percent of the total outstanding shares of our Class A Common Stock and our Common Stock as of the date of the merger agreement.

The proposed amendments to our certificate of incorporation also provide for an increase, solely for purposes of completing the merger, in the total number of authorized shares of our Class A Common Stock that we can issue from 14,000,000 shares to 22,667,252 shares.

Certain members of the Smith Family have agreed to vote their shares to approve the merger agreement at a meeting of Smith Investment stockholders. Similarly, Smith Investment has agreed to vote its shares to approve the merger agreement and the amendments to our certificate of incorporation at a meeting of our stockholders. These stockholders have enough votes to ensure approval of the transaction at the respective stockholders meetings of our company and Smith Investment.

In addition to receipt of approval of stockholders of our company and Smith Investment, the merger is subject to receipt of a favorable letter ruling from the Internal Revenue Service, the effectiveness of a registration statement covering our shares to be issued to the Smith Investment stockholders and other customary closing conditions. Under the terms of the agreement, Smith Investment will reimburse us for substantially all of its transaction-related expenses. In addition, a portion of our Common Stock to be issued to the Smith Investment stockholders having a market value of $15 million as of the effective time of the merger will be placed in escrow to satisfy indemnification claims, if any, by us in connection with the transaction. We expect the merger to close by the end of the second quarter of 2009.

The pending transaction between A. O. Smith and SICO will be accounted for as a reverse acquisition with SICO as the accounting acquirer and A. O. Smith as the accounting acquiree (which is the surviving entity for legal purposes). As this is a common control transaction under SFAS 141(R) Business Combinations, the transaction will be accounted for as an equity transaction under SFAS 160 Noncontrolling interests in Consolidated Financial Statements an amendment of ARB No. 51. The acquisition of a noncontrolling interest will not require purchase accounting.

Furthermore, because SICO is treated as the continuing reporting entity for accounting purposes, the reports filed by A. O. Smith, as the surviving corporation in the transaction, after the date of the transaction will parallel the financial reporting required under United States generally accepted accounting principles and SEC reporting rules as if SICO were the legal successor to its reporting obligation as of the date of the transaction. Accordingly, prior period financial information presented in the A. O. Smith financial statements will reflect the historical activity of SICO.

Forward-Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include the following: significant volatility in raw material prices; competitive pressures on the company’s businesses; inability to implement pricing actions; negative impact of future pension contributions on the company’s ability to generate cash flow; instability in the company’s electric motor and water products markets; further weakening in housing construction; further weakening in commercial construction; a further slowdown in the Chinese economy; expected restructuring savings realized; further adverse changes in customer liquidity and general economic and capital market conditions; any failures to realize the anticipated benefits of the proposed Smith Investment transaction; the ability to obtain regulatory approvals for the Smith Investment transaction; or the risk of an unfavorable judgment or ruling in any Smith Investment transaction related litigation.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” above.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

A. O. Smith Corporation

We have audited the accompanying consolidated balance sheets of A. O. Smith Corporation as of December 31, 2008 and 2007, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. O. Smith Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), A. O. Smith Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 30, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

January 30, 2009

CONSOLIDATED BALANCE SHEETS

December 31 (dollars in millions)

	2008	2007
Assets
Current Assets
Cash and cash equivalents	$29.4	$37.2
Receivables	363.5	415.1
Inventories	282.0	261.8
Deferred income taxes	63.2	34.0
Other current assets	43.2	19.5

Total Current Assets	781.3	767.6

Net property, plant and equipment	418.9	421.1
Goodwill	505.1	512.9
Other intangibles	78.3	86.6
Deferred income taxes	49.8	-
Other assets	50.5	66.2

Total Assets	$1,883.9	$1,854.4

Liabilities
Current Liabilities
Trade payables	$274.7	$305.6
Accrued payroll and benefits	43.8	48.4
Derivative contracts liability	73.0	1.4
Accrued liabilities	49.8	62.3
Product warranties	40.2	35.9
Income taxes	6.0	3.4
Long-term debt due within one year	17.5	15.6

Total Current Liabilities	505.0	472.6

Long-term debt	317.3	379.6
Product warranties	71.6	69.6
Deferred income taxes	-	34.5
Post-retirement benefit obligation	15.4	15.7
Pension liabilities	264.0	39.7
Other liabilities	69.5	84.9

Total Liabilities	1,242.8	1,096.6

Commitments and contingencies

Stockholders’ Equity
Preferred Stock	-	-
Class A Common Stock (shares issued 8,272,761 and 8,283,840)	41.4	41.4
Common Stock (shares issued 24,276,701 and 24,265,622)	24.3	24.2
Capital in excess of par value	79.2	76.7
Retained earnings	858.7	799.0
Accumulated other comprehensive loss	(281.8)	(99.3)
Treasury stock at cost	(80.7)	(84.2)

Total Stockholders’ Equity	641.1	757.8

Total Liabilities and Stockholders’ Equity	$1,883.9	$1,854.4

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF EARNINGS

Years ended December 31 (dollars in millions, except per share amounts)

	2008	2007	2006
Continuing Operations
Net sales	$2,304.9	$2,312.1	$2,161.3
Cost of products sold	1,807.4	1,798.7	1,697.4

Gross profit	497.5	513.4	463.9
Selling, general and administrative expenses	357.4	363.0	324.0
Restructuring and other charges	9.2	24.7	9.6
Interest expense	19.2	26.7	24.9
Other (income) expense - net	1.6	(0.9)	0.6

Earnings before provision for income taxes	110.1	99.9	104.8
Provision for income taxes	27.9	11.7	28.6

Earnings before equity loss or joint venture	82.2	88.2	76.2
Equity loss in joint venture	(0.3)	-	-

Earnings from Continuing Operations	81.9	88.2	76.2
Discontinued Operations
Earnings from discontinued operations, less provision for income taxes of $0.2	-	-	0.3

Net Earnings	$81.9	$88.2	$7 6.5

Net Earnings Per Share of Common Stock
Continuing Operations	$2.72	$2.89	$2.51
Discontinued Operations	-	-	0.01

Net Earnings	$2.72	$2.89	$2.52

Diluted Net Earnings Per Share of Common Stock
Continuing Operations	$2.70	$2.85	$2.46
Discontinued Operations	-	-	0.01

Net Earnings	$2.70	$2.85	$2.47

CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS (LOSS)

Years ended December 31 (dollars in millions)
	2008	2007	2006
Net Earnings	$81.9	$88.2	$76.5
Other comprehensive earnings (loss)
Foreign currency translation adjustments	5.6	7.9	(2.4)
Unrealized net gain (loss) on cash flow derivative instruments, less related income tax effect of $27.6 in 2008, $7.4 in 2007 and $3.6 in 2006	(43.1)	(11.5)	(5.7)
Change in pension liability less related income tax effect of $92.7 in 2008, $(21.5) in 2007 and $(10.1) in 2006	(145.0)	33.8	15.0

Comprehensive Earnings (Loss)	$(100.6)	$118.4	$83.4

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended December 31 (dollars in millions)

	2008	2007	2006
Continuing

Operating Activities
Earnings from Continuing Operations	$81.9	$88.2	$76.2
Adjustments to reconcile earnings from continuing operations to cash provided by operating activities:
Depreciation and amortization	66.3	67.5	60.9
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	(34.4)	26.4	(21.1)
Noncurrent assets and liabilities	(11.6)	3.7	9.7
Other	4.4	4.7	3.1

Cash Provided by Operating Activities	106.6	190.5	128.8

Investing Activities
Acquisition of businesses	-	-	(340.7)
Proceeds from sale of investments	12.0	-	53.2
Purchases of investments	-	-	(41.0)
Capital expenditures	(66.1)	(71.4)	(68.2)

Cash Used in Investing Activities	(54.1)	(71.4)	(396.7)

Financing Activities
Long-term debt incurred	-	-	275.8
Long-term debt repaid	(40.1)	(61.0)	(6.9)
Purchases of treasury stock	-	(36.6)	-
Net proceeds from stock option activity	2.1	11.4	8.3
Dividends paid	(22.3)	(21.5)	(20.1)

Cash (Used in) Provided by Financing Activities	(60.3)	(107.7)	257.1

Discontinued
Cash provided by operating activities	-	-	1.2
Proceeds from disposition of business	-	-	11.4

Cash Provided by Discontinued Operations	-	-	12.6

Net increase (decrease) in cash and cash equivalents	(7.8)	11.4	1.8
Cash and cash equivalents-beginning of year	37.2	25.8	24.0

Cash and Cash Equivalents-End of Year	$29.4	$37.2	$25.8

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended December 31 (dollars in millions)

	2008	2007	2006
Class A Common Stock
Balance at beginning of year	$41.4	$41.5	$42.5
Conversion of Class A Common Stock	-	(0.1)	(1.0)

Balance at end of year	$41.4	$41.4	$41.5

Common Stock
Balance at beginning of year	$24.2	$24.2	$24.0
Conversion of Class A Common Stock	0.1	-	0.2

Balance at end of year	$24.3	$24.2	$24.2

Capital in Excess of Par Value
Balance at beginning of year	$76.7	$71.4	$69.7
Conversion of Class A Common Stock	-	0.1	0.8
Reclassification of unearned compensation on SFAS No. 123(R) adoption	-	-	(3.8)
Issuance of share units	(4.3)	(2.7)	(0.8)
Vesting of share units	(3.4)	-	-
Stock based compensation expense	5.0	4.6	2.8
Exercise of stock options	(0.2)	(4.4)	(2.5)
Tax benefit from exercise of stock options and vesting of share units	1.1	4.8	4.2
Stock incentives and directors’ compensation	4.3	2.9	1.0

Balance at end of year	$79.2	$76.7	$71.4

Retained Earnings
Balance at beginning of year	$799.0	$732.3	$675.9
Net earnings	81.9	88.2	76.5
Cash dividends on stock	(22.2)	(21.5)	(20.1)

Balance at end of year	$858.7	$799.0	$732.3

Accumulated Other Comprehensive Loss
Balance at beginning of year	$(99.3)	$(129.5)	$(136.4)
Foreign currency translation adjustments	5.6	7.9	(2.4)
Unrealized net gain (loss) on cash flow derivative instruments, less related income tax effect of $27.6 in 2008, $7.4 in 2007 and $3.6 in 2006	(43.1)	(11.5)	(5.7)
Change in pension liability less related income tax effect $92.7 in 2008, of $(21.5) in 2007 and $(10.1) in 2006	(145.0)	33.8	15.0

Balance at end of year	$(281.8)	$(99.3)	$(129.5)

Unearned Compensation
Balance at beginning of year	$-	$-	$(3.8)
Reclassification of unearned compensation on SFAS No. 123(R) adoption	-	-	3.8

Balance at end of year	$-	$-	$-

Treasury Stock
Balance at beginning of year	$(84.2)	$(55.3)	$(59.0)
Exercise of stock options, net of 6,262 shares surrendered as proceeds in 2008, net of 103,118 shares surrendered as proceeds in 2007 and net of 222,741 shares surrendered as proceeds in 2006	0.9	8.6	3.0
Stock incentives and directors’ compensation	0.5	0.5	0.7
Vesting of share units, net of 45,795 shares surrendered to pay taxes	2.1	-	-
Stock repurchased	-	(36.6)	-
Shares surrendered to pay taxes on vested restricted stock	-	(1.4)	-

Balance at end of year	$(80.7)	$(84.2)	$(55.3)

Total Stockholders’ Equity	$641.1	$757.8	$684.6

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

Fair value of financial instruments. The carrying amounts of cash and cash equivalents, receivables, floating rate debt and trade payables approximated fair value as of December 31, 2008 and 2007, due to the short maturities or frequent rate resets of these instruments. The fair value of term notes with insurance companies was approximately $140.7 million as of December 31, 2008 compared with the carrying amount of $150.1 million for the same period. The carrying amount of term notes with insurance companies approximated fair value as of December 31, 2007. The fair value is estimated based on current rates offered for debt with similar maturities.

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

Inventory valuation. Inventories are carried at lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for substantially all domestic inventories, which comprise 82 percent of the company’s total inventory at December 31, 2008 and 2007. Inventories of foreign subsidiaries and supplies are determined using the first-in, first-out (FIFO) method.

Property, plant and equipment. Property, plant and equipment are stated at cost. Depreciation is computed primarily by the straight-line method. The estimated service lives used to compute depreciation are generally 25 to 50 years for buildings, 3 to 20 years for equipment and 3 to 7 years for software. Maintenance and repair costs are expensed as incurred.

Goodwill and other intangibles. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis. Intangible assets of $78.8 million including $32.1 million with an indefinite life were recorded as part of the GSW Inc (GSW) acquisition (see Note 2). Indefinite-lived assets totaled $34.6 million and $38.0 million at December 31, 2008 and 2007, respectively. The decrease in 2008 was due to currency translation adjustment. Separable intangible assets primarily comprised of customer relationships that are not deemed to have an indefinite life are amortized on a straight-line basis over their estimated useful lives which range from 10 to 25 years. Amortization of $4.3 million, $4.5 million and $2.9 million was recorded in 2008, 2007 and 2006, respectively. In the future, amortization should approximate $4.1 million annually and the intangible assets will be amortized over a weighted average period of 16 years. Total accumulated amortization at December 31, 2008 and 2007 was $12.5 million and $9.3 million, respectively.

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

The commodity futures contracts are designated and accounted for as cash flow hedges of a forecasted transaction. Derivative commodity liabilities of $52.1 million and $3.5 million are recorded in current liabilities as of December 31, 2008 and 2007 respectively. The value of the effective portion of the contracts of $(31.0) million and $(2.0) million as of December 31, 2008 and 2007, respectively, was recorded in accumulated other comprehensive loss, net of tax, and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. Ineffective portions of the commodity hedges are recorded in earnings in the period in which the ineffectiveness occurs. The impact of hedge ineffectiveness on earnings was not material in 2008, 2007 and 2006.

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

Forward contracts are designated and accounted for as cash flow hedges of a forecasted transaction. Derivative currency liabilities of $19.1 million and assets of $2.9 million as of December 31, 2008 and 2007, respectively, were recorded in other current liabilities and assets. Gains and losses on these instruments are recorded in accumulated other comprehensive loss, net of tax, until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive loss to the statement of earnings. The assessment of effectiveness for forward contracts is based on changes in the forward rates. These hedges have been determined to be perfectly effective.

The majority of the amounts in accumulated other comprehensive loss for cash flow hedges is expected to be reclassified into earnings within one year.

1.    Organization and Significant Accounting Policies (continued)

The following table summarizes, by currency, the contractual amounts of the company’s foreign currency forward contracts.

December 31 (dollars in millions)	2008		2007
	Buy	Sell	Buy	Sell
Euro	$6.1	$1.9	$5.5	$2.2
Canadian dollar	-	17.1	-	24.1
Hungarian forint	-	-	1.5	-
Chinese renminbi	64.8	-	32.5	-
Mexican peso	110.3	-	85.5	-

Total	$181.2	$19.0	$125.0	$26.3

The forward contracts in place at December 31, 2008 and 2007, amounted to approximately 69 percent and 60 percent, respectively, of the company’s anticipated subsequent year exposure for those currencies hedged.

Interest Rate Swap Agreement

The company is exposed to interest rate risk as a result of its floating rate borrowings under its revolving credit facility. The company uses interest rate swaps to manage this risk. As of December 31, 2008, the company had one interest rate swap outstanding in the amount of $25 million that expires in November 2010.

The interest rate swap is designated and accounted for as a cash flow hedge of floating rate debt. A derivative interest rate liability of $1.8 million and $0.7 million as of December 31, 2008 and 2007, respectively were recorded in accrued liabilities. Gains and losses on this instrument are recorded in accumulated other comprehensive loss, net of tax, until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive loss to the statement of earnings. The assessment of effectiveness for the interest rate swap is based on changes in floating rate interest rates. This swap has been determined to be perfectly effective.

Fair Value Measurements. The company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on the market approach which is prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Liabilities measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using
Description	Total December 31, 2008	Quoted Prices In Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Net derivative contracts	$ (73.0)	$ (52.1)	$ (20.9)

1.    Organization and Significant Accounting Policies (continued)

There were no changes in our valuation techniques used to measure fair values on a recurring basis as a result of adopting SFAS 157.

Revenue recognition. The company recognizes revenue upon transfer of title, which occurs upon shipment of the product to the customer except for certain export sales where transfer of title occurs when the product reaches the customer destination.

Contracts and customer purchase orders are used to determine the existence of a sales arrangement. Shipping documents are used to verify shipment. The company assesses whether the selling price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The company assesses collectibility based on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history, and does not require collateral on sales. The allowance for doubtful accounts was $6.3 million and $7.2 million at December 31, 2008 and 2007, respectively.

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

Advertising. Advertising costs are charged to operations as incurred and amounted to $40.3, $38.0 and $30.5 million during 2008, 2007 and 2006, respectively.

Research and development. Research and development costs are charged to operations as incurred and amounted to $48.5, $47.8 and $42.3 million during 2008, 2007 and 2006, respectively.

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

The following table presents the company’s product warranty liability activity in 2008 and 2007:

Years ended December 31 (dollars in millions)	2008	2007
Balance at beginning of year	$105.5	$98.7
GSW acquisition	—	5.0
Expense	73.0	54.8
Claims settled	(66.7)	(53.0)

Balance at end of year	$111.8	$105.5

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

Stock-based compensation. Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective transition method. Under that method compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. SFAS 123(R) had no impact on the company’s financial position, statement of operations or cash flows at the date of adoption. SFAS 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. Compensation cost is recognized using the straight-line method over the vesting period of the award. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation

1.    Organization and Significant Accounting Policies (continued)

cost to be reported as a financing cash flow, rather than as an operating cash flow as required under prior literature. Excess tax deductions of $1.1 million, $4.8 million and $4.2 million were recognized as a financing cash flow in 2008, 2007 and 2006, respectively. This requirement reduced net operating cash flows and increased net financing cash flows in periods after adoption. The company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

Earnings per share of common stock. The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	2008	2007	2006
Denominator for basic earnings per share - weighted-average shares outstanding	30,061,373	30,560,727	30,406,088
Effect of dilutive stock options, restricted stock and share units	228,598	412,353	597,785

Denominator for diluted earnings per share	30,289,971	30,973,080	31,003,873

Restricted marketable securities. As described in Note 2, the company acquired GSW in 2006. GSW operated a captive insurance company to provide product liability and general liability insurance to its subsidiary American Water Heater Co. (American). The company decided to cover American’s prospective liability exposures with its existing insurance programs and all product liability claims for events which occurred prior to July 1, 2006 will be financed by the captive. The reinsurance company restricts the amount of capital which must be maintained by the captive and this restricted amount is $26.3 million and $38.9 million at December 31, 2008 and 2007, respectively. The $26.3 million and $38.9 million of restricted money market instruments are included in other assets on the company’s balance sheet at December 31, 2008 and 2007, respectively. The cost of the money market instruments approximates fair value.

Recent accounting pronouncements. In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133,” (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). SFAS 161 also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. We will adopt SFAS 161 on January 1, 2009 and are currently evaluating the potential impact on our financial statements when implemented.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”, (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method changes the accounting for transactions with minority interest holders. SFAS 160 is effective beginning in 2009. Adoption of this statement will impact our accounting for any future transactions which include a noncontrolling interest.

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

1.    Organization and Significant Accounting Policies (continued)

contingencies is retrospective to business combinations completed prior to January 1, 2009. We will adopt SFAS 141(R) for any business combinations occurring at or subsequent to January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities without having to apply complex hedge accounting provisions. We adopted SFAS 159 on January 1, 2008. Adoption of this statement did not have an affect on our consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. As discussed earlier in this footnote we adopted SFAS 157 on January 1, 2008. Adoption of this statement did not have a material impact on our consolidated financial condition, results of operations or cash flows.

2.    Acquisitions

On April 3, 2006, the company acquired GSW, a publicly traded Canadian-based manufacturer which operated in two business segments: water heaters and building products. The water heating segment manufactures and markets water heaters sold in the U.S. and Canada through its American and GSW Water Heater subsidiaries. The addition of GSW to the company’s existing water heater operations expanded the company’s share of the growing retail channel of the U.S. residential water heater market segment as well as increased its presence in the Canadian residential water heater market segment. On December 19, 2006, the company sold the building products business for $11.4 million and in 2007, recorded a reduction in sales proceeds of $0.4 million associated with a working capital adjustment. For accounting purposes, the operations of the building products business are reported as a discontinued operation.

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

The pro forma unaudited results of operations for the year ended December 31, 2006 assuming consummation of the purchase as of January 1, 2006, would result in diluted earnings per share of $2.59 compared to stated diluted earnings per share of $2.47.

3.    Restructuring and Other Charges

Electrical Products Restructuring and Related Charges

In 2006, $7.3 million of expense was recognized for the continuation of domestic repositioning activities. The majority of the charge is related to the closure of the McMinnville, TN, motor fabrication plant which was completed in the first quarter of 2007. Additionally, a pretax charge of $1.6 million was recognized for the closure of the Taizhou, China plant which was closed in the fourth quarter of 2006.

In 2007, $13.6 million of expense was recognized for the continuation of domestic repositioning activities. Included in this full year amount is an asset impairment charge of $10.6 million. The majority of the domestic repositioning charges relate to the closure of the Scottsville, KY and Mebane, NC production facilities resulting in the consolidation of the hermetic motor assembly operations in Acuna, Mexico and Suzhou, China. The closures were completed in the fourth quarter of 2008.

Additionally, in 2007, Electrical Products recognized $9.2 million of expense (of which $7.5 million is an asset impairment charge), and a $9.9 million tax benefit related to the closure of its Budapest, Hungary facility. The closure of its Budapest Hungary facility resulted in the remaining operations being transferred to China. The plant closed in the second quarter of 2008.

In 2008, $8.7 million of expense was recognized for severance and asset impairment and moving costs associated with the completion of Electrical Products restructuring programs. Included in this amount was a nontaxable $2.9 million favorable translation adjustment recognized upon closure of the Budapest, Hungary facility.

The following table presents an analysis of the company’s Electrical Products restructuring reserve as of and for the years ended December 31, 2008 , 2007 and 2006 (dollars in millions):

	Severance Costs	Lease Cancellation Costs	Asset Impairment	Other	Total
Balance at December 31, 2005	$1.2	1.5	$0.5	$-	$3.2
Expense recognized	3.6	(0.1)	5.4	-	8.9
Cash payments	(3.3)	(1.4)	-	-	(4.7)
Asset disposal	-	-	(0.4)	-	(0.4)

Balance at December 31, 2006	$1.5	$-	$5.5	$-	$7.0
Expense recognized	3.7	-	18.1	1.0	22.8
Cash payments	(2.2)	-	-	(0.1)	(2.3)
Asset disposal/write-down	-	-	(23.6)	-	(23.6)

Balance at December 31, 2007	$3.0	$-	$-	$0.9	$3.9
Expense recognized	4.2	-	2.9	1.6	8.7
Cash payments	(5.6)	-	-	(4.8)	(10.4)
Asset disposal/write-down	-	-	(2.9)	-	(2.9)
Cumulative translation adjustment	-	-	-	2.9	2.9

Balance at December 31, 2008	$1.6	$-	$-	$0.6	$2.2

Other Charges – Tower Automotive, Inc.

The company was the primary lessee on a facility lease in Corydon, Indiana related to a business sold to Tower Automotive, Inc. (Tower) in 1997. The company entered into a sublease arrangement with Tower in 1997 with the same terms and conditions as the company lease. Tower filed for bankruptcy on February 2, 2005 and subsequently notified the company that it would reject the sublease arrangement effective October 1, 2005. In order to minimize costs, the company purchased the Corydon facility for $4.5 million on October 11, 2005. The company recognized $0.5 million, $0.5 million and $0.4 million expense in 2008, 2007 and 2006, respectively, related to facility maintenance and the company’s estimate of its ultimate net loss upon disposition of this facility.

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

4.    Statement of Cash Flows

Supplemental cash flow information is as follows:

Years ended December 31 (dollars in millions)	2008	2007	2006
Net change in current assets and liabilities, net of acquisitions:
Receivables	$51.6	$(36.5)	$(15.7)
Inventories	(20.2)	32.1	(28.6)
Other current assets	(24.3)	0.6	1.5
Trade payables	(30.9)	19.0	31.2
Accrued liabilities, including payroll and benefits	(12.5)	18.4	1.9
Income taxes	1.9	(7.2)	(11.4)

	$(34.4)	$26.4	$(21.1)

5.    Inventories

December 31 (dollars in millions)	2008	2007
Finished products	$221.6	$177.8
Work in process	55.7	50.0
Raw materials	125.1	112.9

Inventories, at FIFO cost	402.4	340.7
LIFO reserve	120.4	78.9

	$282.0	$261.8

The company recognized after-tax LIFO income of $2.3, $4.3 and $0.6 million in 2008, 2007 and 2006, respectively.

6.    Property, Plant and Equipment

December 31 (dollars in millions)	2008	2007
Land	$11.6	$12.5
Buildings	183.4	188.7
Equipment	741.5	711.5
Software	43.4	40.9

	979.9	953.6
Less accumulated depreciation and amortization	561.0	532.5

	$418.9	$421.1

7.    Goodwill

Changes in the carrying amount of goodwill during the years ended December 31, 2008 and 2007, consisted of the following:

(dollars in millions)	Water Products	Electrical Products	Total
Balance at December 31, 2006	253.9	245.8	499.7
Finalization of purchase price allocation related to 2006 acquisition of business (see note 2)	6.4	-	6.4
Adjustment to 2002 acquisition (see note 12)	(1.3)	-	(1.3)
Currency translation adjustment	8.1	-	8.1

Balance at December 31, 2007	267.1	245.8	512.9
Currency translation adjustment	(10.0)	2.2	(7.8)

Balance at December 31, 2008	$257.1	$248.0	$505.1

The company concluded that no impairment existed at the time of the annual impairment tests which were performed in the fourth quarters of 2008, 2007 and 2006. The two reporting units used to test goodwill for impairment are listed above.

8.    Debt and Lease Commitments

December 31 (dollars in millions)	2008	2007
Bank credit lines, average year-end interest rate of 1.0% for 2008	$23.6	$-
Revolving credit agreement borrowings, average year-end interest rate of 1.6% for 2008 and 5.5% for 2007	90.0	40.0
Commercial paper, average year-end interest rate of 2.4% for 2008 and 5.1% for 2007	20.7	116.9
Term notes with insurance companies, expiring through 2018, average year-end interest rate of 6.0% for 2008 and 6.1% for 2007	125.4	135.1
Other notes, expiring through 2012, average year-end interest rate of 3.0% for 2008 and 3.6% for 2007	6.5	12.5
Canadian revolving credit agreement borrowings, average year-end interest rate of 2.0% for 2008 and 5.0% for 2007	43.9	60.5
Canadian term notes with insurance companies, expiring through 2018, average year-end interest rate of 5.3% for 2008 and 2007	24.7	30.2

	334.8	395.2
Less long-term debt due within one year	17.5	15.6

Long-term debt	$317.3	$379.6

The company has a $425 million multi-year multi-currency revolving credit agreement with a group of eight banks, which expires on February 17, 2011. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowings under the company’s bank credit lines and commercial paper borrowings are supported by the revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt at December 31, 2008 and 2007. At its option, the company maintains either cash balances or pays fees for bank credit and services.

Scheduled maturities of long-term debt within each of the five years subsequent to December 31, 2008, are as follows: 2009-$17.5; 2010—$21.1; 2011-$196.7; 2012-$25.1; 2013-$18.6 million.

8.    Debt and Lease Commitments (continued)

Future minimum payments under non-cancelable operating leases relating mostly to office, manufacturing and warehouse facilities total $48.5 million and are due as follows: 2009–$14.0; 2010 $10.3; 2011 $6.8; 2012 $4.0; 2013-$2.7, and thereafter – $10.7 million. Rent expense, including payments under operating leases, was $25.0, $26.6 and $25.6 million in 2008, 2007 and 2006, respectively.

Interest paid by the company was $19.2, $26.7 and $24.9 million in 2008, 2007 and 2006, respectively.

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

During 2008, 2007 and 2006, 11,079, 23,540 and 193,975 shares, respectively, of Class A Common Stock were converted into Common Stock. Regular dividends paid on the Class A Common Stock and Common Stock amounted to $.74, $.70 and $.66 per share in 2008, 2007 and 2006, respectively.

In February 2007, the company’s Board of Directors authorized the purchase of up to 1,000,000 shares of its outstanding Common Stock. As of December 31, 2007, the company has completed this program at a total cost of $36.6 million. In December 2007, the company’s Board of Directors authorized the purchase of an additional 1,000,000 shares of its outstanding Common Stock. No shares were purchased in 2008.

At December 31, 2008, 32,595 and 2,339,033 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock. At December 31, 2007, 32,595 and 2,463,745 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

Accumulated other comprehensive loss is as follows:

December 31 (dollars in millions)	2008	2007
Cumulative foreign currency translation adjustments	$13.4	$7.8
Unrealized net loss on cash flow derivative instruments	(43.8)	(0.7)
Pension liability	(251.4)	(106.4)

	$(281.8)	$(99.3)

10.    Stock Based Compensation

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by shareholders in 2002. The plan provides for the issuance of 1,250,000 stock options, restricted stock or share units. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. Additionally, any shares that would have been available for stock options, restricted stock or share units under the predecessor plan, if that plan was in effect, will be available for granting of share based awards under the plan. The number of shares available for granting of options or share units at December 31, 2008, was 893,124. Upon stock option exercise, restricted stock grant, or share unit vesting, shares are issued from Treasury stock.

Total stock based compensation cost recognized in 2008, 2007 and 2006 was $5.0, $4.6 and $2.8 million, respectively.

10.  Stock Based Compensation (continued)

Stock options

The stock options granted in 2008, 2007 and 2006 have a three year pro rata vesting from the date of grant. For active employees, all options granted in 2008, 2007 and 2006 expire ten years after date of grant. Stock option compensation recognized in 2008, 2007 and 2006 was $1.9, $1.7 and $0.7 million, respectively. Included in the stock option expense recognized in 2008 and 2007 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

Changes in option shares, all of which are Common Stock, were as follows:

					(dollars in millions)
	Weighted-Avg. Per Share	Years Ended December 31			Aggregate Intrinsic Value
	Exercise Price	2008	2007	2006
Outstanding at beginning of year	$27.01	1,117,434	1,443,900	1,920,850
Granted
2008--$32.01 to $35.64 per share	34.94	212,500
2007--$38.76 to $40.27 per share			164,800
2006--$36.03 per share				18,000
Exercised
2008--$18.31 to $29.20 per share	19.04	(40,067)			$ 0.6
2007--$13.56 to $29.20 per share			(488,066)		12.4
2006--$13.56 to $29.83 per share				(494,950)	10.8
Terminated
2008--$35.64 per share		(800)

2007--$29.20 to $38.76 per share			(3,200)

Outstanding at end of year
(2008--$13.56 to $40.27 per share)	28.40	1,289,067	1,117,434	1,443,900

Exercisable at end of year	25.74	963,034	845,601	1,274,567

The aggregate intrinsic value for the outstanding and exercisable options as of December 31, 2008 is $4.5 million and $4.5 million, respectively. The average remaining contractual life for outstanding and exercisable options is 6 years and 5 years, respectively.

10.    Stock Based Compensation (continued)

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and exercisable at December 31, 2008:

Range of Exercise Prices	Options Outstanding at December 31, 2008	Weighted- Average Exercise Price	Options Exercisable at December 31, 2008	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
$13.56	76,300	$13.56	76,300	$13.56	2 years
$15.14	128,300	15.14	128,300	15.14	3 years
$23.98 to $40.27	1,084,467	31.01	758,434	28.76	7 years

	1,289,067		963,034

The weighted-average fair value per option at the date of grant during 2008, 2007 and 2006, using the Black-Scholes option-pricing model, was $11.59, $14.43 and $12.94, respectively. Assumptions were as follows:

	2008	2007	2006
Expected life (years)	6.4	6.5	6.4
Risk-free interest rate	3.7%	4.7%	4.4%
Dividend yield	2.0%	1.8%	2.2%
Expected volatility	35.1%	36.0%	38.0%

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

Restricted stock and share units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 144,008, 68,600, and 21,000 share units under the plan in 2008, 2007 and 2006, respectively. Included in the 2008 grant are share units granted on April 30, 2008 which are subject to performance conditions and which will vest on December 31, 2010. The ultimate number of share units that will vest will range from zero to 96,000 based on the average of the company’s annual return on equity for the eleven quarters ending December 31, 2010. Compensation expense will be recognized ratably over the vesting period as long as achievement of the performance conditions is considered probable.

The restricted stock and share units were valued at $4.9, $2.7 and $0.8 million at the date of issuance in 2008, 2007 and 2006, respectively, and will be recognized as compensation expense ratably over the three-year vesting period. Compensation expense of $3.1, $2.9 and $2.3 million was recognized in 2008, 2007 and 2006, respectively. Included in share based compensation expense recognized in 2008 and 2007 is expense associated with the accelerated vesting of share unit awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

A summary of restricted stock and share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Outstanding at January 1, 2008	212,500	$32.91

Granted	144,008	33.69

Vested	(123,900)	28.54

Terminated	(626)	35.64

Outstanding at December 31, 2008	231,982	$35.40

10.    Stock Based Compensation (continued)

Total compensation expense for restricted stock and share units not yet recognized is $3.5 million at December 31, 2008. The weighted average period over which the expense is expected to be recognized is one year.

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

The company has unfunded defined-benefit post-retirement plans covering certain hourly and salaried employees that provide medical and life insurance benefits from retirement to age 65. Certain hourly employees retiring after January 1, 1996, are subject to a maximum annual benefit and salaried employees hired after December 31, 1993, are not eligible for post-retirement medical benefits.

On December 31, 2006, the company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires that the company recognize the overfunded or underfunded status of its defined benefit and retiree medical plans as an asset or liability in the balance sheet with changes in the funded status recognized through comprehensive income in the year in which they occur. The impact of adoption was a one time before tax charge to accumulated other comprehensive loss of $28.3 million.

11.    Pension and Other Post-retirement Benefits (continued)

Obligations and Funded Status

Pension and Post-Retirement Disclosure Information Under FASB Statements 132 and 158

The following tables present the changes in benefit obligations, plan assets and funded status for domestic pension and post-retirement plans and the components of net periodic benefit costs.

	Pension Benefits		Post-retirement Benefits
Years ended December 31 (dollars in millions)	2008	2007	2008	2007
Accumulated Benefit Obligation (ABO) at December 31	$760.4	$754.1	N/A	N/A

Change in benefit obligations (PBO)
PBO at beginning of year	$(777.1)	$(821.4)	$(17.2)	$(17.6)
Service cost	(8.9)	(10.4)	(0.2)	(0.2)
Interest cost	(49.1)	(47.6)	(1.0)	(1.0)
Participant contributions	-	-	(0.4)	(0.6)
Plan amendments	(0.1)	(0.9)	-	-
Actuarial (loss)/gain including assumption changes	(8.0)	42.6	0.6	0.8
Benefits paid	60.4	58.2	1.3	1.4
Curtailment	-	2.4	-	-

PBO at end of year	$(782.8)	$(777.1)	$(16.9)	$(17.2)

Change in Fair Value of Plan Assets
Plan assets at beginning of year	$737.9	$723.5	$-	$-
Actual return on plan assets	(175.7)	56.6	-	-
Contribution by the company	17.3	16.0	0.9	0.9
Participant contributions	-	-	0.4	0.6
Benefits paid	(60.4)	(58.2)	(1.3)	(1.5)

Plan assets at end of year	$519.1	$737.9	$-	$-

Funded status	$(263.7)	$(39.2)	$(16.9)	$(17.2)

Amount recognized in the balance sheet
Current liabilities	$-	$-	$(1.5)	$(1.5)
Non-current liabilities	(263.7)	(39.2)	(15.4)	(15.7)

Net pension liability at end of year	$(263.7)*	$(39.2)*	$(16.9)	$(17.2)

Amounts recognized in Accumulated Other Comprehensive Loss Before Tax
Net actuarial loss/(gain)	$414.5	$176.2	$(1.7)	$(1.1)
Prior service cost	(0.2)	0.3	0.1	0.1

Total recognized in accumulated other comprehensive loss	$414.3	$176.5	$(1.6)	$(1.0)

*

In addition the company has recorded a liability for a foreign pension plan of $0.3 million and $0.5 million at December 31, 2008 and 2007, respectively and an accumulated other comprehensive loss of $0.5 million at December 31, 2008 and 2007.

11.    Pension and Other Post-retirement Benefits (continued)

	Pension Benefits			Post-retirement Benefits
Years ended December 31 (dollars in millions)	2008	2007	2006	2008	2007	2006
Net periodic benefit cost
Service cost	$8.9	$10.4	$10.3	$0.2	$0.2	$0.2
Interest cost	49.1	47.6	46.6	1.0	1.0	1.0
Expected return on plan assets	(62.4)	(60.1)	(60.2)	-	-	-
Amortization of unrecognized:
Net actuarial loss	7.8	12.7	14.7	(0.1)	0.2	-
Prior service cost	0.6	0.5	0.5	-	-	-
Curtailment and other one-time charges	-	1.1	-	-	-	-

Defined-benefit plan cost	4.0	12.2	11.9	$1.1	$1.4	$1.2

Various U.S. defined contribution plans cost	5.4	6.9	4.6

	$9.4	$19.1	$16.5

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Earnings
Net actuarial (gain) loss	$246.1	$(41.3)	N/A	$(0.6)	$(0.8)	N/A
Amortization of net actuarial loss	(7.8)	(13.4)	N/A	0.1	0.1	N/A
Prior service cost	0.1	0.4	N/A	-	-	N/A
Amortization of prior service cost	(0.7)	(0.5)	N/A	-	-	N/A

Total recognized in other comprehensive earnings	237.7	(54.8)	N/A	(0.5)	(0.9)	N/A

Total Recognized in Net Periodic Cost and Other Comprehensive Earnings	$241.8	$(42.6)	N/A	$0.6	$0.5	N/A

The estimated net actuarial loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2009 are $11.9 million and $0.3 million, respectively. The estimated net actuarial loss and prior year service cost for the post-retirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2009 are each less than $0.1 million. As permitted under paragraph 26 of FASB Statement No. 87 and paragraph 53 of Statement No. 106, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plan.

The 2008 and 2007 after tax adjustments for additional minimum pension liability resulted in other comprehensive gain (loss) of $(145.0) million and $33.8 million, respectively.

Assumptions

Actuarial assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2008	2007	2008	2007
Discount rate	6.6%	6.5%	6.6%	6.5%
Average salary increases	4.0%	4.0%	4.0%	4.0%

Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
Years ended December 31	2008	2007	2006	2008	2007	2006
Discount rate	6.50%	5.90%	5.75%	6.50%	5.90%	5.75%
Expected long-term return on plan assets	8.75%	8.75%	8.75%	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

11.  Pension and Other Post-retirement Benefits (continued)

In developing the expected long-term rate of return assumption, the company evaluated its pension plan’s target and actual asset allocation and historical long-term rates of return of equity and bond indices. The company also considered its pension plan’s historical 10-year and 25-year compounded annualized returns of 4.0 percent and 10.3 percent, respectively.

Assumed health care cost trend rates

Assumed health care cost trend rates as of December 31 are as follows:

	2008	2007
Health care cost trend rate assumed for next year	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2013

A one-percentage-point change in the assumed health care cost trend rates would not result in a material impact on the company’s consolidated financial statements.

Plan Assets

The company’s pension plan weighted asset allocations as of December 31 by asset category are as follows:

Asset Category	2008	2007
Equity securities	55%	71%
Debt securities	36	24
Private equity	6	4
Other	3	1

	100%	100%

The company’s target allocation to equity managers is between 60 to 70 percent with the remainder allocated primarily to bond managers and a small allocation to private equity managers. The company regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.

There is no company stock included in plan assets at December 31, 2008 and 2007.

Cash Flows

In 2008, the company made contributions of $17.3 million and will be required to make a contribution of $18 million in 2009. The company is anticipating making a contribution in 2009 in the range of $18 to $35 million.

11.  Pension and Other Post-retirement Benefits (continued)

Estimated Future Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years ending December 31 (dollars in millions)	Pension Benefits	Post-retirement Benefits
2009	$ 59.3	$ 1.5
2010	59.1	1.6
2011	58.8	1.6
2012	58.6	1.5
2013	58.8	1.5
Years 2014 – 2018	294.3	6.7

12.  Income Taxes

The components of the provision for income taxes from continuing operations consisted of the following:

Years ended December 31 (dollars in millions)	2008	2007	2006
Current:
Federal	$2.0	$6.3	$18.0
State	2.9	4.2	3.4
International	14.4	3.9	3.8
Deferred:
Federal	8.9	(2.7)	0.5
State	0.5	(2.2)	0.4
International	(0.8)	2.2	2.5

	$27.9	$11.7	$28.6

The provision for income taxes differs from the U.S. federal statutory rate due to the following items:

Years ended December 31	2008	2007	2006
Provision at U.S. federal statutory rate	35.0%	35.0%	35.0%
U.S. tax benefit for closure of Budapest, Hungary facility	-	(9.9)	-
State income and franchise taxes, net of federal benefit	1.8	1.4	2.4
International income tax rate differential	(11.2)	(11.7)	(10.1)
Research tax credits	(0.7)	(0.7)	-
U.S. manufacturing deduction	(0.2)	(0.5)	(0.3)
Other	0.7	(1.9)	0.3

	25.4%	11.7%	27.3%

Components of earnings from continuing operations before income taxes were as follows:

Years ended December 31 (dollars in millions)	2008	2007	2006
United States	$35.4	$43.0	$59.3
International	74.4	56.9	45.5

	$109.8	$99.9	$104.8

Total taxes paid by the company amounted to $15.7, $14.1, and $37.3 million in 2008, 2007 and 2006, respectively. Included in the 2007 and 2006 taxes paid are $4.2 million and $9.2 million of net tax payments for the companies acquired in 2006 relating to periods before the acquisition.

12.  Income Taxes (continued)

No provision for U.S. income taxes or foreign withholding taxes has been made on the undistributed earnings of foreign subsidiaries as such earnings are considered to be permanently invested. At December 31, 2008, the undistributed earnings amounted to $248.1 million. Determination of the amount of unrecognized deferred tax liability on the undistributed earnings is not practicable. In addition, no provision or benefits for U.S. income taxes have been made on foreign currency translation gains or losses.

The tax effects of temporary differences of assets and liabilities between income tax and financial reporting are as follows:

December 31 (dollars in millions)

	2008		2007
	Assets	Liabilities	Assets	Liabilities
Employee benefits	$114.3	$-	$28.7	$-
Product liability and warranties	62.7	-	64.7	-
Inventories	3.6	-	1.8	-
Property, plant and equipment	-	30.0	-	34.9
Intangibles	-	87.1	-	84.1
Restructuring	0.9	-	4.5	-
Environmental	3.5	-	4.6	-
Derivative instruments	28.5	-	0.5	-
Tax loss and credit carryovers	12.4	-	9.9	-
All other	8.1	-	7.7	-
Valuation allowance	(3.9)	-	(3.9)	-

	$230.1	$117.1	$118.5	$119.0

Net (liability) asset		$113.0		$(0.5)

These deferred tax assets and liabilities are classified in the balance sheet as current or long-term based on the balance sheet classification of the related assets and liabilities as follows:

December 31 (dollars in millions)	2008	2007
Current deferred income tax assets	$63.2	$34.0
Long-term deferred income tax assets (liabilities)	49.8	(34.5)

Net (liability) asset	$113.0	$(0.5)

The company has foreign net operating loss carryovers with tax benefits of $3.9 million. Of the $3.9 million of tax benefits, $3.3 million have an unlimited carryover period and $0.6 million expire in 2016. Based on future realizability, a valuation allowance of $3.9 million has been established against the foreign net operating loss carryover tax benefits.

The company has a $4.0 million charitable contribution carryover that expires in 2013. The company also has state and local net operating loss carryovers having a tax value of $5.9 million and state and local tax credit carryovers of $1.0 million. These carryovers expire between 2010 and 2028. Based on future realizability, no valuation allowance has been established against the charitable contribution or state and local carryover tax benefits.

There was no change in the valuation allowance for 2008. During 2007 the valuation allowance was decreased and goodwill decreased by $1.3 million to reflect expected utilization of tax benefits previously acquired with the State Industries, Inc. acquisition in 2001. Also, in 2007 the valuation allowance was increased by $0.7 million for the current year tax benefits of foreign loss carryovers that are not expected to be utilized and decreased by $0.2 million to reflect expiration of foreign net operating losses.

In China, foreign investment enterprises engaged in manufacturing activities are granted favorable tax treatment during start-up periods. The enterprises are granted a two-year tax exemption and a three-year 50% tax rate reduction beginning with the enterprise’s first profit making year. In 2008 two of the company's China subsidiaries benefited from the favorable tax treatment. The consolidated earnings would have been $0.05 per share lower without the tax holiday.

12.  Income Taxes (continued)

The Company adopted the provisions of FIN 48 on January 1, 2007. There was no cumulative effect of adoption recorded to retained earnings. A reconciliation of the beginning and ending amount of unrecognized benefits is as follows:

(Dollars in millions)	2008	2007
Balance at January 1	$4.8	$7.6
Additions based on tax positions related to the current year	0.8	0.5
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	(0.1)	(3.3)

Balance at December 31	$5.5	$4.8

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $4.2 million. The company recognizes potential interest and penalties related to unrecognized tax benefits as a component of tax expense. At January 1, 2007 there was $0.8 million of interest and penalties accrued. The amount was reduced to $0.4 million at December 1, 2007 and was increased to $0.5 million during 2008. It is not anticipated there will be a significant change in the total amount of unrecognized tax benefits in the next 12 months. The company’s U.S. federal tax returns for 2005-2008 are subject to audit. The company is subject to state and local audits for tax years 2003-2008. The company is subject to non-U.S. income tax examinations for years 2001-2008.

13.  Commitments and Contingencies

The company is a potentially responsible party in eight judicial and administrative proceedings initiated on behalf of various state and federal regulatory agencies seeking to clean up sites which have been environmentally impacted and to recover costs they have incurred or will incur as to the sites.

The company has established reserves for the sites and insurance proceeds and potential recovery from third parties are available to cover a portion of the company’s potential liability. The company believes that any environmental claims for these sites in excess of reserves, insurance proceeds and indemnified amounts will not have a material effect on its financial position or results of operations.

The company or its subsidiaries have been named as a co-defendant in lawsuits alleging personal injury as a result of exposure to asbestos integrated into certain of the company’s or its subsidiaries’ products or premises. The company and its subsidiaries have never manufactured asbestos. As of December 31, 2008 the company and its subsidiaries are defendants in active lawsuits involving claims by approximately 6,990 plaintiffs. The company and its subsidiaries have made no payment in a substantial majority of the cases closed to date. The remainder of the resolved cases have settled for amounts that are not material to the company, and the vast majority of the costs of defense and settlements have been paid in part by insurance, and the company believes it has adequate insurance coverage to cover its exposure.

The company has been named as a co-defendant in lawsuits alleging manganese-induced illness involving claims by approximately 1,698 plaintiffs. The claimants in these lawsuits allege that exposure to manganese in welding consumables caused them to develop adverse neurological conditions, including a condition known as manganism, and are seeking compensatory and, in many instances, punitive damages, usually for unspecified sums. The company manufactured welding consumables from 1918 until it sold that business to another company in 1965. The company has not been found liable in any of the lawsuits and has not paid any settlements. The costs of defense have been paid by insurance, and the company believes it has adequate insurance coverage to cover its exposure.

13.  Commitments and Contingencies (continued)

The company is subject to various claims and pending lawsuits for product liability and other matters arising out of the conduct of the company's business. With respect to product liability claims, the company has self-insured a portion of its product liability loss exposure for many years. The company has established reserves which it believes are adequate to cover incurred claims. For the years ended December 31, 2008 and 2007, the company had $125 million of product liability insurance for individual losses in excess of $5 million. The company periodically reevaluates its exposure on claims and lawsuits and makes adjustments to its reserves as appropriate. The company believes, based on current knowledge, consultation with counsel, adequate reserves and insurance coverage, that the outcome of such claims and lawsuits will not have a material adverse effect on the company's financial position, results of operations or cash flows.

In Form 8-K filed with the Securities and Exchange Commission on October 19, 2007, the company disclosed an adverse verdict in a product liability lawsuit in Baldwin County, Alabama. On February 19, 2008, all plaintiffs executed a Release, Settlement and Confidentiality Agreement (the Settlement) resolving the lawsuit in its entirety. The Settlement was approved by the Baldwin County Court and the adverse verdict will be vacated. The terms of the Settlement are confidential. The company's expense related to the Settlement was included in the reserve recorded as of December 31, 2007.

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

14.  Operations by Segment (continued)

	Net Earnings			Net Sales
Years ended December 31 (dollars in millions)	2008	2007	2006	2008	2007	2006
Water Products	$134.7	$150.0	$122.4	$1,451.3	$1,423.1	$1,260.8
Electrical Products	39.1	23.1	48.1	858.1	894.0	905.9
Inter-segment	(0.1)	(0.2)	(0.1)	(4.5)	(5.0)	(5.4)

Total segments – operating earnings	173.7	172.9	170.4	$2,304.9	$2,312.1	$2,161.3

General corporate and research and development expenses	(44.7)	(46.3)	(40.7)
Interest expense	(19.2)	(26.7)	(24.9)

Earnings before income taxes	109.8	99.9	104.8
Provision for income taxes	(27.9)	(11.7)	(28.6)

Earnings from continuing operations	$81.9	$88.2	$76.2

Sales to a major customer within the Water Products segment totaled $254.1 and $251.1 million in 2008 and 2007, respectively which is 11% of the company’s net sales in both years. There were no sales to customers exceeding 10% of consolidated net sales in 2006. Water Products 2008 operating earnings includes an equity loss in joint venture of $0.3 million.

Assets, depreciation and capital expenditures by segment

	Total Assets (December 31)			Depreciation and Amortization (Years Ended December 31)			Capital Expenditures (Years Ended December 31)
(dollars in millions)	2008	2007	2006	2008	2007	2006	2008	2007	2006
Water Products	$984.2	$1,040.3	$967.2	$35.3	$34.7	$29.5	$40.9	$42.3	$33.9
Electrical Products	718.1	704.0	768.2	30.5	32.3	30.9	24.9	28.6	33.4

Total segments	1,702.3	1,744.3	1,735.4	65.8	67.0	60.4	65.8	70.9	67.3
Corporate assets	181.6	110.1	104.5	0.5	0.5	0.5	0.3	0.5	0.9

Total	$1,883.9	$1,854.4	$1,839.9	$66.3	$67.5	$60.9	$66.1	$71.4	$68.2

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

	Long-lived Assets				Net Sales
(dollars in millions)	2008	2007	2006		2008	2007	2006

United States	$274.8	$299.5	$314.1	United States	$1,711.3	$1,757.0	$1,720.9

Mexico	107.1	105.4	110.3	China	240.5	197.6	154.2

China	94.8	70.8	61.2	Canada	166.7	171.9	137.3

Canada	42.3	55.6	49.0	Other Foreign	186.4	185.6	148.9

Other Foreign	2.3	3.7	7.9	Total	$2,304.9	$2,312.1	$2,161.3

Total	$521.3	$535.0	$542.5

15.  Quarterly Results of Operations (Unaudited)

(dollars in millions, except per share amounts)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2008	2007	2008	2007	2008	2007	2008	2007
Net sales	$571.4	$577.2	$622.2	$611.5	$602.7	$553.5	$508.6	$569.9
Gross profit	132.6	122.8	141.6	134.8	123.7	120.1	99.6	135.7
Net earnings	21.9	19.5	32.0	27.0	21.4	24.7	6.6	17.0
Net earnings per share
Basic	.73	.64	1.06	.88	.71	.80	.22	.56
Diluted	.72	.63	1.06	.87	.70	.79	.22	.55

Common dividends declared	.18	.17	.18	.17	.19	.18	.19	.18

Net earnings per share are computed separately for each period and, therefore, the sum of such quarterly per share amounts may differ from the total for the year. 2008 and 2007 fourth quarter net earnings included a $2.1 million and $2.4 million LIFO benefit, net of tax, respectively. Electrical Products 2007 fourth quarter net earnings included bad debt expense of $1.5 million, net of tax.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on such evaluations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst and Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2008 as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the quarter ended December 31, 2008, that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

On February 25, 2009, we amended Mr. Rajendra’s Offer Letter with respect to his pension supplement to resolve an open issue dating back to his date of hire related to pension forfeited at his former company. Upon completion of 10 years of service, Mr. Rajendra will be eligible for an $85,000/year supplement paid as a straight life annuity commencing with his retirement from the Company. The amendment is attached as Exhibit 10(i).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

A.O. Smith Corporation

We have audited A.O. Smith Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). A.O. Smith Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, A.O. Smith Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of A.O. Smith Corporation as of December 31, 2008 and 2007, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated January 30, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

January 30, 2009

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the headings “Election of Directors” and “Board Committees” in the company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference. The information required regarding Executive Officers of the company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

The company has a separately designated Audit Committee on which Gene C. Wulf, Gloster B. Current, Jr., Mark D. Smith and Idelle K. Wolf serve, with Mr. Wulf, as Chairperson. All members are independent under applicable SEC and NYSE rules; Ms. Wolf and Mr. Wulf are “audit committee financial experts” in accordance with SEC rules.

The company has adopted a Financial Code of Ethics applicable to its principal executive officer, principal financial officer and principal accounting officer. As a best practice, this code has been executed by all other company officers and key financial and accounting personnel as well. In addition, the company has adopted a general code of business conduct for its directors, officers and all employees, which is known as the A. O. Smith Guiding Principles. The Financial Code of Ethics, the A. O. Smith Guiding Principles and other company corporate governance matters are available on the company’s website at www.aosmith.com. The company is not including the information contained on its website as a part of or incorporating it by reference into, this Form 10-K. The company intends to disclose on this website any amendments to, or waivers from, the Financial Code of Ethics or the A. O. Smith Guiding Principles that are required to be disclosed pursuant to SEC rules. To date there have been no waivers of the Financial Code of Ethics or the A. O. Smith Guiding Principles. Stockholders may obtain copies of any of these corporate governance documents free of charge by writing to the Corporate Secretary at the address on the cover page of this Form 10-K.

The information included under the heading “Compliance with Section 16(a) of the Securities Exchange Act” in the company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information included under the headings “Executive Compensation,” “Director Compensation,” “Report of the Personnel and Compensation Committee” and “Compensation Committee Interlocks and Insider Participatio” in the company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the headings “Principal Stockholders” and “Security Ownership of Directors and Management” in the company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the company’s equity compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,289,067	28.40	1,125,106
Equity compensation plans not approved by security holders	-	-	-

Total	1,289,067	28.40	1,125,106

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information included under the headings “Director Independence and Financial Literacy”, “Compensation Committee Interlocks and Insider Participation” and “Procedure for Review of Related Party Transactions” in the company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information included under the heading “Report of the Audit Committee” in the company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) required by this Item 14 is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements of the Company

		Form 10-K Page Number

	The following consolidated financial statements of A. O. Smith Corporation are included in Item 8:

	Consolidated Balance Sheets at December 31, 2008 and 2007	27

	For each of the three years in the period ended December 31, 2008:
	- Consolidated Statement of Earnings	28
	- Consolidated Statement of Comprehensive Earnings	28
	- Consolidated Statement of Cash Flows	29
	- Consolidated Statement of Stockholders’ Equity	30

	Notes to Consolidated Financial Statements	31 - 52

2.	Financial Statement Schedules

	Schedule II - Valuation and Qualifying Accounts	61

	Schedules not included have been omitted because they are not applicable.

3.

Exhibits - see the Index to Exhibits on pages 59 - 60 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K are listed as Exhibits 10(a) through 10(n) in the Index to Exhibits.

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

A. O. SMITH CORPORATION

By:	/s/ Paul W. Jones
Paul W. Jones
Chief Executive Officer

Date:	February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 25, 2009 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Signature

PAUL W. JONES Chairman of the Board of Directors and Chief Executive Officer	/s/ Paul W. Jones Paul W. Jones

TERRY M. MURPHY Executive Vice President and Chief Financial Officer	/s/ Terry M. Murphy Terry M. Murphy

JOHN J. KITA Senior Vice President Corporate Finance and Controller	/s/ John J. Kita John J. Kita

RONALD D. BROWN Director	/s/ Ronald D. Brown Ronald D. Brown

WILLIAM F. BUEHLER Director	/s/ William F. Buehler William F. Buehler

GLOSTER B. CURRENT, Jr. Director	/s/ Gloster B. Current, Jr. Gloster B. Current, Jr.

WILLIAM P. GREUBEL Director	/s/ William P. Greubel William P. Greubel

ROBERT J. O’TOOLE Director	/s/ Robert J. O’Toole Robert J. O’Toole

BRUCE M. SMITH Director	/s/ Bruce M. Smith Bruce M. Smith

MARK D. SMITH Director	/s/ Mark D. Smith Mark D. Smith

IDELLE K. WOLF Director	/s/ Idelle K. Wolf Idelle K. Wolf

GENE C. WULF Director	/s/ Gene C. Wulf Gene C. Wulf

INDEX TO EXHIBITS

Exhibit Number	Description

(2)		Agreement and Plan of Merger, dated as of December 9, 2008, among A. O. Smith Corporation, SICO Acquisition, LLC, Smith Investment Company and Smith Investment Company LLC, incorporated by reference to the current report on Form 8-K dated December 9, 2008.

(3)(i)		Restated Certificate of Incorporation of the corporation as amended October 10, 2000, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended June 30, 2006.

(3)(ii)		By-laws of the corporation as amended April 11, 2006, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended June 30, 2006.

(4)	(a)	Restated Certificate of Incorporation of the corporation as amended October 10, 2000, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended June 30, 2006.

	(b)	Credit Agreement, dated as of February 17, 2006, among A. O. Smith Corporation, various financial institutions, M&I Marshall & Ilsley Bank, U.S. Bank National Association and Wells Fargo Bank, N.A., as Co-Documentation Agents, and Bank of America, N.A., as Administrative Agent, incorporated by reference to the Form 8-K filed on February 23, 2006.

	(c)	The corporation has instruments that define the rights of holders of long-term debt that are not being filed with this Registration Statement in reliance upon Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of these instruments.

(10)	Material Contracts

	(a)	A. O. Smith Combined Incentive Compensation Plan, incorporated by reference as Exhibit A to the Proxy Statement filed on March 7, 2007, for the April 9, 2007, Annual Meeting of Stockholders.

	(b)	A. O. Smith Corporation Executive Life Insurance Plan, as amended January 1, 2009

	(c)	A. O. Smith Nonqualified Deferred Compensation Plan, adopted December 1, 2008.

	(d)	A. O. Smith Corporation Executive Supplemental Pension Plan, as amended January 1, 2009.

	(e)	A. O. Smith Corporation Executive Incentive Compensation Award Agreement, incorporated by reference to the Form S-8 Registration Statement filed by the corporation on July 30, 2007 (Reg. No. 333-144950).

	(f)	Offer Letter to Paul W. Jones, dated December 9, 2003, incorporated by reference to the Annual Report or Form 10-K for the fiscal year ended December 31, 2007.

	(g)	Offer Letter to Terry M. Murphy, dated October 17, 2005, incorporated by reference to the Annual Report or Form 10-K for the fiscal year ended December 31, 2007.

	(h)	Offer Letter to Ajita G. Rajendra, dated September 20, 2004, incorporated by reference to the Annual Report or Form 10-K for the fiscal year ended December 31, 2007.

	(i)	Amendment to Offer Letter to Ajita G. Rajendra dated February 25, 2009.

	(j)	Form of A. O. Smith Corporation Special Retention Award Agreement awarded on April 30, 2008, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

INDEX TO EXHIBITS (continued)

Exhibit Number	Description

	(k)	Change in Directors’ Compensation, dated July 14, 2008, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

	(l)	A. O. Smith Support Agreement, dated as of December 9, 2008, among Smith Investment Company, A. O. Smith Corporation and SICO Acquisition LLC, incorporated by reference to the current report on Form 8-K dated December 9, 2008.

	(m)	SICO Support Agreement dated as of December 9, 2008, among Smith Investment Company, A. O. Smith Corporation and certain Smith Family stockholders of Smith Investment Company, incorporated by reference to the current report on Form 8-K dated December 9, 2008.

	(n)	Stockholder Agreement dated as of December 9, 2008, between A. O. Smith Corporation and each Smith Investment Company stockholder who becomes a signatory thereto, incorporated by reference to the current report on Form 8-K dated December 9, 2008.

	(o)	A. O. Smith Corporation Incentive Compensation Award Agreement, entered into with Paul W. Jones, dated November 5, 2008.

(21)		Subsidiaries.

(23)		Consent of Independent Registered Public Accounting Firm.

(31.1)		Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 25, 2009.

(31.2)		Certification by the Executive Vice-President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 25, 2009.

(32)		Written Statement of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

A. O. SMITH CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Years ended December 31, 2008, 2007 and 2006

Description	Balance at Beginning of Year	Charged to Costs and Expenses[1]	Acquisition of Businesses	Deductions[2]	Balance at End of Year
2008:
Valuation allowance for trade and notes receivable	$7.2	$1.2	$-	$(2.1)	$6.3

2007:
Valuation allowance for trade and notes receivable	$3.6	$3.8	$0.2	$(0.4)	$7.2

2006:
Valuation allowance for trade and notes receivable	4.7	0.3	0.1	(1.5)	3.6

[1]	Provision based upon estimated collection.

[2]	Uncollectible amounts/expenditures or adjustments charged against the reserve.