Form 10-Q
period 2009-03-31
SMITH A O CORP
filed 2009-05-05
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No

Class A Common Stock Outstanding as of April 30, 2009 — 8,237,636 shares

Common Stock Outstanding as of April 30, 2009 — 21,970,840 shares

Exhibit Index Page 24

Index

A. O. Smith Corporation

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Three Months ended March 31, 2009 and 2008

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended March 31
	2009	2008
Water Products	$339.0	$352.1
Electrical Products	143.6	220.5
Inter-segment sales	(1.0)	(1.2)

Net Sales	481.6	571.4
Cost of products sold	380.2	438.8

Gross Profit	101.4	132.6
Selling, general and administrative expenses	84.5	93.8
Restructuring and other charges	1.4	3.8
Interest expense	3.2	5.4
Other (income)/ expense - net	0.8	(0.1)

	11.5	29.7
Provision for income taxes	2.7	7.7

Earnings before equity loss in joint venture	8.8	22.0
Equity loss in joint venture	(0.1)	(0.1)

Net Earnings	$8.7	$21.9

Earnings per Common Share
Basic	$0.29	$0.73

Diluted	$0.29	$0.72

Dividends per Common Share	$0.19	$0.18

See accompanying notes to unaudited condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2009 and December 31, 2008

(dollars in millions)

	(unaudited) March 31, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$44.7	$29.4
Receivables	357.6	363.5
Inventories	259.6	282.0
Deferred income taxes	51.5	63.2
Other current assets	23.5	43.2

Total Current Assets	736.9	781.3
Property, plant and equipment	984.4	979.9
Less accumulated depreciation	569.4	561.0

Net property, plant and equipment	415.0	418.9
Goodwill	503.5	505.1
Other intangibles	76.7	78.3
Deferred income taxes	48.1	49.8
Other assets	39.7	50.5

Total Assets	$1,819.9	$1,883.9

Liabilities
Current Liabilities
Trade payables	$225.1	$274.7
Accrued payroll and benefits	30.5	43.8
Derivative contracts liability	42.3	73.0
Accrued liabilities	53.2	55.8
Product warranties	37.8	40.2
Long-term debt due within one year	17.5	17.5

Total Current Liabilities	406.4	505.0
Long-term debt	334.1	317.3
Pension liabilities	266.3	264.0
Other liabilities	151.2	156.5

Total Liabilities	1,158.0	1,242.8
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 8,270,562 and 8,272,761	41.4	41.4
Common Stock, $1 par value: authorized 60,000,000 shares; issued 24,278,900 and 24,276,701	24.3	24.3
Capital in excess of par value	80.1	79.2
Retained earnings	861.6	858.7
Accumulated other comprehensive loss	(265.1)	(281.8)
Treasury stock at cost	(80.4)	(80.7)

Total Stockholders’ Equity	661.9	641.1

Total Liabilities and Stockholders’ Equity	$1,819.9	$1,883.9

See accompanying notes to unaudited condensed consolidated financial statements

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2009 and 2008

(dollars in millions)

(unaudited)

	Three Months Ended March 31
	2009	2008
Operating Activities
Net earnings	$8.7	$21.9
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	16.4	16.9
Net changes in operating assets and liabilities:
Current assets and liabilities	(20.5)	(52.6)
Noncurrent assets and liabilities	1.7	(2.4)
Other	(0.3)	1.3

Cash Provided by (Used in) Operating Activities	6.0	(14.9)

Investing Activities
Capital expenditures	(12.5)	(9.8)
Proceeds from sale of marketable securities	7.5	—

Cash Used in Investing Activities	(5.0)	(9.8)

Financing Activities
Long-term debt incurred	26.5	41.6
Long-term debt retired	(6.5)	(2.1)
Dividends paid	(5.7)	(5.4)

Cash Provided by Financing Activities	14.3	34.1

Net increase in cash and cash equivalents	15.3	9.4
Cash and cash equivalents - beginning of period	29.4	37.2

Cash and Cash Equivalents - End of Period	$44.7	$46.6

See accompanying notes to unaudited condensed consolidated financial statements

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K.

2.	Inventories (dollars in millions)

	March 31, 2009	December 31, 2008
Finished products	$183.7	$221.6
Work in process	56.0	55.7
Raw materials	113.6	125.1

	353.3	402.4
LIFO reserve	(93.7)	(120.4)

	$259.6	$282.0

3.	Restricted Marketable Securities

The company acquired GSW Inc. (GSW) on April 3, 2006. GSW operated a captive insurance company (Captive) to provide product liability and general liability insurance to its subsidiary American Water Heater Company (American). The company decided to cover American’s prospective liability exposures with its existing insurance programs and all product liability claims for events which occurred prior to July 1, 2006 will be financed by the Captive. The reinsurance company restricts the amount of capital which must be maintained by the Captive and this restricted amount was $18.8 million at March 31, 2009. The $18.8 million is invested in short-term securities and is included in other non-current assets on the company’s balance sheet on March 31, 2009. During the first quarter of 2009, the Captive liquidated approximately $7.5 million of short-term securities and paid the company a dividend of $7.5 million on March 27, 2009. The company used the proceeds from this dividend to pay down debt.

4.	Long-Term Debt

The company has a $425 million multi-currency revolving credit agreement with eight banks. The facility expires in 2011 and has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by the company’s leverage ratio.

Borrowings under the bank credit lines and commercial paper borrowings are supported by the $425 million revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt.

5.	Product Warranties (dollars in millions)

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. The following table presents the company’s warranty liability activity for the three months ended March 31, 2009 and 2008, respectively.

	2009	2008
Balance at January 1	$111.8	$105.5
Expense	16.7	16.6
Claims settled	(20.6)	(16.4)

Balance at March 31	$107.9	$105.7

6.	Comprehensive Earnings (dollars in millions)

The company’s comprehensive earnings are comprised of net earnings, foreign currency translation adjustments, and realized and unrealized gains and losses on cash flow derivative instruments.

	Three Months Ended March 31
	2009	2008
Net Earnings	8.7	21.9

Other comprehensive earnings (loss):
Foreign currency translation adjustments	(1.7)	8.3
Unrealized net gain on cash flow derivative instruments less related income tax provision of: $11.8 in 2009 and $5.2 in 2008	18.3	8.2

Comprehensive Earnings	$25.3	$38.4

7.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended March 31
	2009	2008
Denominator for basic earnings per share - weighted average shares	30,173,219	30,020,585
Effect of dilutive stock options	100,006	200,866

Denominator for diluted earnings per share	30,273,225	30,221,451

8.	Stock Based Compensation

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by shareholders in 2002. The plan provides for the issuance of 1,250,000 stock options, restricted stock or share units. Additionally, any shares that would have been available for stock options, restricted stock or share units under the predecessor plan, if that plan was in effect, will be available for granting of share based awards under the plan. The number of shares available for granting of options or share units at March 31, 2009, was 457,090. Upon stock option exercise, restricted stock grant, or share unit vesting, shares are issued from Treasury stock.

Total stock based compensation cost recognized in the three month periods ended March 31, 2009 and 2008 was $1.5 million and $1.8 million, respectively.

Stock Options

The stock options granted in the three month periods ended March 31, 2009 and 2008, have three year pro-rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2009 and 2008 expire ten years after date of grant. Options are expensed ratably over the three year vesting period. Stock based compensation cost attributable to stock options in the three month periods ended March 31, 2009 and 2008 was $0.7 million. Included in the stock option expense for the three month periods ended March 31, 2009 and 2008 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

8.	Stock-Based Compensation (continued)

Changes in option shares, all of which are Common Stock, were as follows for the three months ended March 31, 2009:

	Weighted-Avg. Per Share Exercise Price	Three Months Ended March 31, 2009	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2009	$28.40	1,289,067
Granted	28.39	330,500
Exercised	—	—

Outstanding at March 31, 2009	28.40	1,619,567	7 years	$2.2

Exercisable at March 31, 2009	$26.93	1,075,800	5 years	$2.2

The weighted-average fair value per option at the date of grant during the three months ended March 31, 2009 and 2008 using the Black-Scholes option-pricing model, was $8.18 and $11.82, respectively. Assumptions were as follows:

	Three Months Ended March 31,
	2009	2008
Expected life (years)	6.4	6.4
Risk-free interest rate	2.8%	3.7%
Dividend yield	2.8%	2.0%
Expected volatility	35.0%	35.1%

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

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 105,534 and 79,208 shares of share units under the plan in the three month periods ended March 31, 2009 and 2008, respectively. The share units were valued at $3.0 million and $2.8 million at the date of issuance in 2009 and 2008, respectively, based on the company’s stock price at the date of grant and will be recognized as compensation expense ratably over the three-year vesting period. Share based compensation expense attributable to restricted stock and share units of $0.8 and $1.1 million was recognized in the three month periods ended March 31, 2009 and 2008, respectively. Share based compensation expense recognized in the three month periods ended March 31, 2009 and 2008 included expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period.

8.	Stock-Based Compensation (continued)

A summary of restricted stock and share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2009	231,982	$35.40
Granted	105,534	28.25
Vested	(21,000)	36.03

Issued and unvested at March 31, 2009	316,516	$32.98

9.	Pensions (dollars in millions)

The following table presents the components of the company’s net pension expense.

	Three Months Ended March 31
	2009	2008
Service cost	$2.3	$2.5
Interest cost	12.4	12.4
Expected return on plan assets	(15.2)	(15.6)
Amortization of unrecognized loss	3.0	1.9
Amortization of prior service cost	0.1	0.1

Defined benefit plan expense	$2.6	$1.3

In 2008, the company made contributions totaling $17.3 million and will be required to make a contribution of $18 million in 2009. The company is anticipating making a contribution in 2009 in the range of $18 to $35 million.

10.	Operations by Segment (dollars in millions)

	Three Months Ended March 31
	2009	2008
Net Sales
Water Products	$339.0	$352.1
Electrical Products	143.6	220.5
Inter-Segment	(1.0)	(1.2)

	$481.6	$571.4

Operating earnings
Water Products(1)	$29.1	$35.9
Electrical Products(2)	(3.1)	11.1
Inter-Segment Earnings	(0.1)	(0.1)

	25.9	46.9
Corporate expenses(3)	(11.3)	(11.9)
Interest expense	(3.2)	(5.4)

Earnings before income taxes	11.4	29.6
Provision for income taxes	2.7	7.7

Net earnings	$8.7	$21.9

(1) Includes equity loss in joint venture of	$(0.1)	$(0.1)
(2) Includes pretax restructuring and other charges of	$0.5	$3.8
(3) Includes pretax restructuring and other charges of	$0.9	$—

11.	Restructuring and Other Charges

Electrical Products Restructuring and Other Costs

December 31, 2008 balances represent severance accruals and other miscellaneous costs yet to be paid related to plant closings in Scottsville, KY and Mebane, NC which were completed prior to December 31, 2008.

In 2008, $8.7 million of expense was recognized for the full year, $2.8 million in the first quarter, for severance and asset impairment and moving costs associated with the completion of Electrical Products restructuring programs. Included in the 2008 amount was a nontaxable $2.9 million favorable translation adjustment recognized upon closure of the Budapest, Hungary facility. In the first quarter of 2009, $0.5 million of expense for equipment move costs related to the plant closings was incurred.

The following table presents an analysis of the company’s Electrical Products restructuring reserve as of and for the three months ended March 31, 2009 (dollars in millions):

	Severance Costs	Other	Total
Balance at December 31, 2008	$1.6	$0.6	$2.2
Expense recognized	—	0.5	0.5
Cash payments	(1.4)	(0.5)	(1.9)

Balance at March 31, 2009	$0.2	$0.6	$0.8

Other Charges

In the first quarter of 2009, the company recognized in corporate expense a $0.9 million loss on the sale of a vacated facility from a previously owned business.

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

12.	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis are as follows (dollars in millions):

		Fair Value Measurement Using
Description	March 31, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Net derivative contracts	$(42.3)	$(26.5)	$(15.8)

There were no changes in our valuation techniques used to measure fair values on a recurring basis as a result of adopting SFAS 157.

13.	Derivative Instruments

Statement of Financial Accounting Standards (SFAS) No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as a part of a hedging relationship and further, on the type of hedging relationship. For those derivatives instruments that are designated and qualify as hedging instruments, the company must designate the hedging instrument, based upon the exposure hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

The company designates that all of its hedging instruments are cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (OCI), net of tax, and is reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The amount by which the cumulative change in the value of the hedge more than offsets the cumulative change in the value of the hedged item, (i.e., the ineffective portion), is recorded in earnings, net of tax, in the period the ineffectiveness occurs.

The company utilizes certain derivative instruments to enhance its ability to manage currency and interest rate exposures as well as raw materials price risk. Derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes. The contracts are executed with major financial institutions with no credit loss anticipated for failure of the counterparties to perform.

Commodity Futures Contracts

In addition to entering into supply arrangements in the normal course of business, the company also enters into futures contracts to fix the cost of certain raw material purchases, principally copper and aluminum, with the objective of minimizing changes in cost due to market price fluctuations. The hedging strategy for achieving this objective is to purchase commodities futures contracts on the open market of the London Metals Exchange. With one of it’s brokers, the company is required to make cash deposits on unrealized losses on commodity derivative contracts that exceed $10.0 million.

13.	Derivative Instruments (continued)

The after-tax value of the effective portion of the contracts of $(15.8) million as of March 31, 2009 was recorded in accumulated other comprehensive loss, and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The majority of the effective portion of the contracts will be reclassified within one year with the remainder maturing no later than December 31, 2010.

As of March 31, 2009, the company had the following outstanding commodities futures contracts:

Commodity	Number of Pounds (in millions)
Copper	25.0
Aluminum	7.0

Foreign Currency Forward Contracts

The company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases, sales and certain intercompany transactions in the normal course of business. Principal currencies include the Mexican peso, Chinese renminbi, Canadian dollar and Euro.

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

The majority of the amounts in accumulated other comprehensive loss for cash flow hedges is expected to be reclassified into earnings within one year and all of the hedges will be reclassified into earnings no later than December 31, 2010.

The following table summarizes, by currency, the contractual amounts of the company’s foreign currency forward contracts.

March 31 (dollars in millions)	2009
	Buy	Sell
Euro	$4.3	$1.4
Canadian dollar	—	16.8
Chinese renminbi	53.8	—
Mexican peso	104.5	—

Total	$162.6	$18.2

13.	Derivative Instruments (continued)

Interest Rate Swap Agreement

The company is exposed to interest rate risk as a result of its floating rate borrowings under its revolving credit facility. The company uses interest rate swaps to manage this risk. As of March 31, 2009, the company had one interest rate swap outstanding in the amount of $25 million that expires in November 2010.

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

The impact of cash flow hedges on the company’s financial statements is as follows (dollars in millions):

Fair Value of Derivative Instruments

March 31, 2009 (dollars in millions)	Balance Sheet Location	Fair Value
Commodities contracts	Derivative contracts liability	$(26.5)
Foreign currency contracts	Derivative contracts liability	(14.1)
Interest rate swap contract	Derivative contracts liability	(1.7)

Total		$(42.3)

The Effect of Derivative Instruments on the Statement of Earnings

Period ended March 31,

Derivatives in SFAS 133 cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)	Location of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Location of gain/(loss) recognized in earnings on derivative (ineffective portion)	Amount of gain/(loss) recognized in earnings on a derivative (ineffective portion)
	2009		2009		2009
Commodities contracts	$9.4	Cost of products sold	$(15.7)	Cost of products sold	$0.6

Foreign currency contracts	0.3	Cost of products sold	(4.7)	N/A	—

Interest rate swap contract	0.1	Interest expense	(0.2)	N/A	—

	$9.8		$(20.6)		$0.6

14.	Subsequent Events

On April 22, 2009, the company closed on the merger of Smith Investment Company (SICO) into a subsidiary of A. O. Smith Corporation. The merger was approved by the company’s stockholders on April 14, 2009.

The transaction between the company and SICO will be accounted for as a reverse acquisition with SICO as the accounting acquirer and the company as the accounting acquiree (which is the surviving entity for legal purposes). As this is a common control transaction under FAS 141(R) Business Combinations, the transaction will be accounted for as an equity transaction under FAS 160 Noncontrolling interests in Consolidated Financial Statements an amendment of ARB No. 51. The acquisition of a noncontrolling interest will not require purchase accounting.

Furthermore, because SICO will be treated as the continuing reporting entity for accounting purposes, starting with the second quarter of 2009, the reports filed by the company as the surviving corporation in the transaction will parallel the financial reporting required under United States generally accepted accounting principles and SEC reporting rules as if SICO were the legal successor to its reporting obligation as of the date of the transaction. Accordingly, prior period financial information presented in the company’s financial statements will reflect the historical activity of SICO.

PART I—FINANCIAL INFORMATION

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST THREE MONTHS OF 2009 COMPARED TO 2008

Net sales for the first quarter of 2009 were $481.6 million or 15.7 percent lower than sales of $571.4 million in the first quarter of 2008. The decline in sales resulted from lower volume which more than offset price increases related to higher raw material costs at Water Products and declining market demand and customer inventory reductions at Electrical Products.

Our first quarter gross profit margin declined from 23.2 percent in 2008 to 21.1 percent in 2009. The lower margins in 2009 at both operating units were due mostly to the decline in volume which more than offset other cost reduction measures.

Selling, general and administrative (SG&A) expense for the first quarter of 2009 was $84.5 million or $9.3 million lower than the first quarter of 2008. Corporate SG&A declined $1.8 million from the first quarter of 2008 due to lower consulting expenses and other cost reduction activities. During the first quarter of 2008, $1.3 million of expense associated with a corporate-wide voluntary reduction plan for office personnel was recognized. The remainder of the reduction in 2009 first quarter SG&A was due primarily to lower selling related expenses.

Restructuring and other charges were $1.4 million and $3.8 million in the first quarter of 2009 and 2008, respectively. The 2009 amount is comprised of a $0.9 million loss on sale of a vacated facility from a previously owned business recognized in corporate expense, and $0.5 million of equipment move costs associated with certain Electrical Products’ plant closures. The $3.8 million recognized in 2008 was related entirely to plant closure activities at Electrical Products.

Interest expense decreased from $5.4 million in the first quarter of 2008 to $3.2 million in this year’s first quarter due to lower interest rates and debt levels.

Our effective tax rate for the first quarter of 2009 was 23.9 percent and compared to 26.1 percent in the same period last year. The lower rate in 2009 resulted from proportionally higher income from foreign operations where tax rates are significantly lower than our domestic operations. In addition, the first quarter of 2008 included a $1.0 million nondeductible loss associated with the closing of our Hungary plant.

We have significant pension costs and credits that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 8.75 percent in 2009, unchanged from 2008. The discount rate used to determine net periodic pension costs increased from 6.5 percent in 2008 to 6.6 percent in 2009. Pension expense in the first quarter of 2009 was $2.6 million or $1.3 million higher than the first quarter of 2008. Our pension costs are reflected in cost of products sold and SG&A expense.

Net earnings in the first quarter of 2009 were $8.7 million or $0.29 per diluted share and compared to net earnings of $21.9 million or $0.72 per diluted share in the first quarter of 2008.

Water Products

First quarter net sales for our Water Products segment were $339.0 million or $13.1 million lower than sales of $352.1 million in the same period last year. The sales decline was due to lower residential and commercial water heater volume in North America and lower sales in China which more than offset price increases related to higher steel costs.

Operating earnings for our Water Products segment in the first quarter of 2009 decreased to $29.1 million from $35.9 million in the first quarter of 2008 due primarily to lower volume.

Electrical Products

First quarter net sales for our Electrical Products segment were $143.6 million or $76.9 million lower than sales of $220.5 million in the same period last year. The decline in sales resulted from weak residential and commercial construction markets and customer inventory reduction actions.

Our Electrical Products segment recognized an operating loss of $3.1 million in the first quarter of 2009 compared to operating earnings of $11.1 million in the first quarter of 2008. As previously mentioned, the first quarters of 2009 and 2008 reflected restructuring charges of $0.5 million and $3.8 million, respectively. The lower earnings in 2009 resulted from significantly lower volumes which more than offset $5.0 million in cost savings achieved from 2008 restructuring activities.

Outlook

Our OEM motor customers are forecasting anywhere from 20 to 30 percent year over year volume declines in 2009, and we are aligning our cost structure with this lower level of market demand. We have significantly reduced our hourly and salaried workforce around the world with most of the impact being recognized subsequent to the first quarter of 2009 and will continue to implement significant cost reduction programs.

As a result of weak demand and the prolonged and severe housing slump, we are reducing our annual earnings guidance to between $1.80 and $2.10 per share. We are forecasting that we will still generate $140 to $150 million in operating cash flow this year, despite our lower earnings outlook and higher pension plan payments.

We see some optimistic signs in our major markets. Replacement demand for residential and commercial water heaters is holding up at expected levels, and we still expect to see the $15.0 million in incremental cost savings from Electrical Products’ restructuring initiatives. Our priorities in 2009 will be to conserve cash while making the necessary investments to maintain our competitive position and high level of service to our customers. This will include moving forward with our water heater venture and facility in India, developing the high efficiency products the market will need, and focusing on renewable technologies.

Liquidity & Capital Resources

Our working capital was $330.5 million at March 31, 2009, $54.2 million greater than at December 31, 2008, due to lower accounts payable balances at both businesses which were partially offset by lower inventory levels and a $18.2 million decline in cash deposits associated with derivative contracts. In addition, a $30.7 million (non-cash) decline in our derivative contracts liability added to the increase in working capital. Cash provided by operating activities during the first quarter of 2009 was $6.0 million compared with $14.9 million cash used by operating activities during the first quarter of 2008. A smaller investment in working capital during the first quarter of 2009 compared with the same period in 2008 was partially offset by lower earnings in the first quarter of this year compared with the first quarter 2008. For the total year 2009, we expect cash provided by operating activities to be approximately $140 to $150 million.

Our capital expenditures totaled $12.5 million during the first quarter of 2009, compared with $9.8 million one year ago. We are projecting 2009 capital expenditures to be between $60 and $70 million, similar to the levels of last year and approximately the same as projected depreciation and amortization expense. Capital spending in 2009 includes the construction of the water heater manufacturing plant near Bangalore, India and the completion of the expansion of our Nanjing, China water heater operations.

In February 2006, we completed a $425 million multi-currency credit facility with eight banks. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants at the end of March 2009.

The facility backs up commercial paper and credit line borrowings, and it expires on February 17, 2011. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt. At March 31, 2009, we had available borrowing capacity of $222.9 million under this facility. We believe the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

At this point in time, our liquidity has not been materially impacted by the current credit environment, and we do not expect that it will be materially impacted in the near future. There can be no assurance, however, that the cost of future borrowings on our credit facility will not be impacted by the ongoing capital market disruptions.

Our total debt increased $16.8 million from $334.8 million at December 31, 2008 to $351.6 million at March 31, 2009. Our leverage, as measured by the ratio of total debt to total capitalization, was 34.7 percent at the end of the quarter up slightly from the 34.3 percent at the end of last year.

GSW operated a captive insurance company to provide product liability and general liability insurance to its subsidiary, American Water Heater Company. We decided to cover American’s liability exposures with our existing insurance programs and operate the captive in runoff effective July 1, 2006. The reinsurance company restricts the amount of capital which must be maintained by the captive. At March 31, 2009, the restricted amount was $18.8 million and is included in other non-current assets. The restricted assets are invested in money market securities. During the quarter, the captive liquidated approximately $7.5 million in marketable securities and on March 27, 2009, paid us a $7.5 million dividend. The proceeds of this dividend were used to pay down debt.

On April 14, 2009, our board of directors declared a regular quarterly dividend of $.19 per share on our common stock and Class A common stock, which is payable on May 15, 2009 to shareholders of record on April 30, 2009.

Critical Accounting Policies

The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.

Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2008. We believe that at March 31, 2009 there has been no material change to this information.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133,” (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). SFAS 161 also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. We adopted SFAS 161 on January 1, 2009. Adoption of this statement did not have a material impact on our consolidated financial condition, results of operations or cash flows. See Note 13 for further discussion.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method changes the accounting for transactions with minority interest holders. SFAS 160 is effective beginning in 2009. We adopted SFAS 160 on January 1, 2009. Adoption of this statement will impact our accounting for any future transactions which include a noncontrolling interest.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”). SFAS 141(R) requires us to continue to follow the guidance in SFAS 141 for certain aspects of business combinations, with additional guidance provided defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. In addition, certain transaction costs previously capitalized as part of the purchase price will be expensed as incurred. Also, under SFAS 141(R) adjustments associated with changes in tax contingencies that occur after the one year measurement period are recorded as adjustments to income. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008; however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 1, 2009. We have adopted SFAS 141(R) for any business combinations occurring at or subsequent to January 1, 2009.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As is more fully described in our annual report on Form 10-K for the year ended December 31, 2008, we are exposed to various types of market risks, including currency and certain commodity risks. Our quantitative and qualitative disclosures about market risk have not materially changed since that report was filed. We monitor our currency and commodity risks on a continuous basis and generally enter into forward and futures contracts to minimize these exposures. The majority of the contracts are for periods of less than one year. Our company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this release. Factors that could cause such a variance include the following: significant volatility in raw material prices; competitive pressures on the company’s businesses; inability to implement pricing actions; negative impact of future pension contributions on the company’s ability to generate cash flow; instability in the company’s electric motor and water products markets; further weakening in housing construction; further weakening in commercial construction; a further slowdown in the Chinese economy; expected restructuring savings realized; or further adverse changes in customer liquidity and general economic and capital market conditions.

Forward-looking statements included in this filing are made only as of the date of this filing, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 13 of the Notes to Consolidated Financial Statements in the company’s Form 10 – K Report for the year ended December 31, 2008, which is incorporated herein by reference.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 14, 2007, the company’s board of directors approved a new stock repurchase program authorizing the purchase of up to one million shares of the company’s common stock. This stock repurchase authorization remains effective until terminated by the company’s board of directors. The following table sets forth the number of shares of common stock the company repurchased during the first quarter of 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs
January 1 – March 31, 2009	—	—	—	1,000,000

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5—OTHER INFORMATION

On April 22, 2009, the company closed on the merger of Smith Investment Company (SICO) into a subsidiary of A. O. Smith Corporation. The merger had been approved by the company’s stockholders on April 14, 2009.

The transaction between the company and SICO will be accounted for as a reverse acquisition with SICO as the accounting acquirer and the company as the accounting acquiree (which is the surviving entity for legal purposes). As this is a common control transaction under FAS 141(R) Business Combinations, the transaction will be accounted for as an equity transaction under FAS 160 Noncontrolling interests in Consolidated Financial Statements an amendment of ARB No. 51. The acquisition of a noncontrolling interest will not require purchase accounting.

Furthermore, because SICO is treated as the continuing reporting entity for accounting purposes, starting with the second quarter of 2009, the reports filed by the company as the surviving corporation in the transaction will parallel the financial reporting required under United States generally accepted accounting principles and SEC reporting rules as if SICO were the legal successor to its reporting obligation as of the date of the transaction. Accordingly, prior period financial information presented in the company’s financial statements will reflect the historical activity of SICO.

ITEM 6—EXHIBITS

Refer to the Exhibit Index on page 24 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

May 5, 2009	/s/ John J. Kita
John J. Kita
Senior Vice President
Corporate Finance & Controller

May 5, 2009	/s/ Terry M. Murphy
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