Form 10-Q/A
period 2009-03-31
SMITH A O CORP
filed 2009-05-14
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Class A Common Stock Outstanding as of April 30, 2009 — 8,118,042 shares

Common Stock Outstanding as of April 30, 2009 — 21,947,534 shares

Exhibit Index Page 4

EXPLANATORY NOTE

A. O. Smith Corporation (the “Company”) is filing this amendment (this “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2009 (the “Form 10-Q”) filed on May 5, 2009. This Form 10-Q/A is being filed solely to correct the number of outstanding shares set forth on the cover page of the Form 10-Q, which inadvertently set forth the number of outstanding shares of the Company’s Common Stock and Class A Common Stock as of March 31, 2009 and not April 30, 2009 as intended.

This Form 10-Q/A should be read in conjunction with the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q.

PART II—OTHER INFORMATION

ITEM 6—EXHIBITS

Refer to the Exhibit Index on page 4 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this amendment to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

May 14, 2009	/s/ John J. Kita
John J. Kita
Senior Vice President
Corporate Finance & Controller

May 14, 2009	/s/ Terry M. Murphy
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

4