Form 10-Q
period 2009-06-30
SMITH A O CORP
filed 2009-08-04
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

Large accelerated filer	☑	Accelerated Filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☑  No

Class A Common Stock Outstanding as of July 31, 2009 — 5,572,735 shares

Common Stock Outstanding as of July 31, 2009 — 24,582,874 shares

Exhibit Index Page 31

Index

A. O. Smith Corporation

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Three and Six Months ended June 30, 2009 and 2008

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Water Products	$337.1	$380.8	$676.1	$732.9
Electrical Products	162.4	242.4	306.1	462.9
Inter-segment sales	(0.8)	(1.1)	(1.8)	(2.2)

Net Sales	498.7	622.1	980.4	1,193.6
Cost of products sold	376.3	480.6	756.5	919.5

Gross Profit	122.4	141.5	223.9	274.1
Selling, general and administrative expenses	88.6	94.4	173.3	188.5
Restructuring and other charges	—	1.2	1.5	5.7
Interest expense	3.1	5.3	6.3	10.9
Other (income)/expense - net	0.7	(0.1)	1.5	(0.4)

	30.0	40.7	41.3	69.4
Provision for income taxes	6.1	9.5	8.8	17.0

Earnings before equity loss in joint venture and discontinued operations	23.9	31.2	32.5	52.4
Equity loss in joint venture	(0.2)	(0.1)	(0.2)	(0.2)

Earnings from continuing operations	23.7	31.1	32.3	52.2
Discontinued SICO operations	—	0.2	—	0.3

Net earnings	23.7	31.3	32.3	52.5
Less: Net earnings attributable to noncontrolling interest	(2.4)	(21.8)	(8.3)	(36.6)

Net earnings attributable to A. O. Smith Corporation	$21.3	$9.5	$24.0	$15.9

Earnings per Common Share
Basic
Before discontinued operations	$0.85	$0.98	$1.38	$1.64
Discontinued operations	—	0.02	—	0.03

Net	$0.85	$1.00	$1.38	$1.67

Diluted
Before discontinued operations	$0.84	$0.98	$1.38	$1.64
Discontinued operations	—	0.02	—	0.03

Net	$0.84	$1.00	$1.38	$1.67

Dividends to A. O. Smith Shareholders	$0.19	$0.18	$0.38	$0.36

See accompanying notes to unaudited condensed consolidated financial statements

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2009 and December 31, 2008

(dollars in millions)

	(unaudited) June 30, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$53.5	$35.3
Receivables	370.6	363.5
Inventories	226.0	282.0
Deferred income taxes	41.4	64.2
Other current assets	26.0	46.6
Current assets - discontinued SICO operations	—	31.9

Total Current Assets	717.5	823.5
Property, plant and equipment	994.0	980.7
Less accumulated depreciation	585.0	561.6

Net property, plant and equipment	409.0	419.1
Goodwill	507.6	505.1
Other intangibles	77.8	78.3
Deferred income taxes	41.1	52.3
Other assets	38.8	50.4

Total Assets	$1,791.8	$1,928.7

Liabilities
Current Liabilities
Trade payables	$246.1	$274.8
Accrued payroll and benefits	36.8	44.1
Derivative contracts liability	15.7	73.0
Accrued liabilities	54.0	61.9
Product warranties	38.1	40.2
Long-term debt due within one year	21.1	17.5
Current liabilities - discontinued SICO operations	—	3.3

Total Current Liabilities	411.8	514.8
Long-term debt	272.3	317.3
Pension liabilities	250.2	264.0
Other liabilities	153.9	156.8

Total Liabilities	1,088.2	1,252.9
Redeemable Stock	—	12.6
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 5,818,107 and 8,067,252	29.1	40.3
Common Stock, $1 par value: authorized 60,000,000 shares; issued 26,588,453 and 1,559,076	26.6	1.6
Capital in excess of par value	655.7	(41.6)
Retained earnings	319.9	316.1
Accumulated other comprehensive loss	(243.4)	(89.8)
Treasury stock at cost	(84.3)	—
Noncontrolling interest	—	436.6

Total Stockholders’ Equity	703.6	663.2

Total Liabilities and Stockholders’ Equity	$1,791.8	$1,928.7

See accompanying notes to unaudited condensed consolidated financial statements

PART 1—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Six Months ended June 30, 2009 and 2008

(dollars in millions)

(unaudited)

	Six Months Ended June 30
	2009	2008
Continuing
Operating Activities
Earnings from continuing operations	$32.3	$52.2
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	33.5	33.6
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	31.4	(67.0)
Noncurrent assets and liabilities	(3.9)	(0.9)
Other	0.3	2.4

Cash Provided by Operating Activities	93.6	20.3

Investing Activities
Capital expenditures	(21.6)	(25.4)
Net cash distributed with spin-off of discontinued businesses	(7.1)	—
Acquisition of business	(0.4)	—
Proceeds from sale of restricted marketable securities	8.9	12.0

Cash Used in Investing Activities	(20.2)	(13.4)

Financing Activities
Long-term debt repaid	(45.6)	(11.6)
Dividends paid	(9.6)	(9.2)

Cash Used in Financing Activities	(55.2)	(20.8)

Discontinued
Cash used in discontinued operations	—	(0.4)

Net increase (decrease) in cash and cash equivalents	18.2	(14.3)
Cash and cash equivalents - beginning of period	35.3	54.9

Cash and Cash Equivalents - End of Period	$53.5	$40.6

See accompanying notes to unaudited condensed consolidated financial statements

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K and the S-4/A filed with the Securities and Exchange Commission on March 11, 2009.

On April 22, 2009, the company closed on the merger of Smith Investment Company (SICO) into a subsidiary of A. O. Smith Corporation (the company). The merger was approved by the company’s stockholders on April 14, 2009.

The transaction between the company and SICO has been accounted for as a reverse acquisition with SICO as the accounting acquirer and the company as the accounting acquiree (which is the surviving entity for legal purposes). As this is a common control transaction under FAS 141(R) Business Combinations, the transaction is accounted for as an equity transaction under FAS 160 Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51. The acquisition of a noncontrolling interest does not require purchase accounting.

Furthermore, because SICO is the continuing reporting entity for accounting purposes, the reports filed by the company as the surviving corporation in the transaction will parallel the financial reporting required under United States generally accepted accounting principles and SEC reporting rules as if SICO were the legal successor to its reporting obligation as of the date of the transaction. Accordingly, prior period financial information presented in the company’s financial statements reflects the historical activity of SICO.

On January 19, 2009, SICO completed the distribution of all of its ownership interests in the assets and liabilities primarily related to the multicolor printing business conducted through Berlin Industries and the commercial warehousing, trucking and packaging business conducted through Central States. For periods prior to this distribution, the results of operations, net assets and cash flows for these businesses have been classified as discontinued operations in the accompanying financial statements.

2.	Inventories (dollars in millions)

	June 30, 2009	December 31, 2008
Finished products	$161.7	$221.6
Work in process	51.7	55.7
Raw materials	103.5	125.1

	316.9	402.4
LIFO reserve	(90.9)	(120.4)

	$226.0	$282.0

3.	Restricted Marketable Securities

The company acquired GSW Inc. (GSW) on April 3, 2006. GSW operated a captive insurance company (Captive) to provide product liability and general liability insurance to its subsidiary American Water Heater Company (American). The company decided to cover American’s prospective liability exposures with its existing insurance programs and all product liability claims for events which occurred prior to July 1, 2006 will be financed by the Captive. The reinsurance company restricts the amount of capital which must be maintained by the Captive and this restricted amount was $17.3 million at June 30, 2009. The $17.3 million is invested in short-term securities and is included in other non-current assets on the company’s balance sheet on June 30, 2009. The company liquidated approximately $8.9 million and $12.0 million of short-term securities in the first half of 2009 and 2008, respectively. The company used the proceeds to pay down debt.

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

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. The following table presents the company’s warranty liability activity for the six months ended June 30, 2009 and 2008, respectively.

	2009	2008
Balance at January 1	$111.8	$105.5
Expense	34.7	39.2
Claims settled	(38.4)	(32.8)

Balance at June 30	$108.1	$111.9

6.	Reconciliation of Consolidated Total Stockholders’ Equity (dollars in millions)

Presented below is a roll forward of Total Stockholders’ Equity from December 31, 2008 to June 30, 2009. Included in this reconciliation are adjustments that reflect the reverse acquisition between SICO and A. O. Smith, with SICO as the accounting acquirer and A. O. Smith as the accounting acquiree. In accordance with SFAS 141(R) and SFAS 160, the reverse acquisition is treated as an equity transaction with SICO as the successor company for accounting purposes.

	Class A Stock	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehen- sive Loss	Treasury Stock	Non-controlling Interest	Total Equity
Balance at January 1, 2009	$40.3	$1.6	$(41.6)	$316.1	$(89.8)	$—	$436.6	$663.2
Net earnings	—	—	—	24.0	—	—	8.3	32.3
Dividends declared	—	—	—	—	—	—	(7.8)	(7.8)
Comprehensive gain	—	—	—	—	26.1	—	12.3	38.4
Activity related to spin off of SICO discontinued businesses	—	—	—	(32.8)	—	—	—	(32.8)
Reverse acquisition of SICO	0.5	22.7	687.0	12.6	(179.7)	(84.3)	(449.4)	9.4
Stock conversions	(11.7)	2.3	9.4	—	—	—	—	—
Stock based compensation activity	—	—	0.9	—	—	—	—	0.9

Balance at June 30, 2009	$29.1	$26.6	$655.7	$319.9	$(243.4)	$(84.3)	—	$703.6

7.	Comprehensive Earnings (dollars in millions)

The company’s comprehensive earnings are comprised of net earnings, foreign currency translation adjustments, adjustments to minimum pension liability and post retirement obligations, and realized and unrealized gains and losses on cash flow derivative instruments.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net earnings attributable to A. O. Smith Corporation	$21.3	$9.5	$24.0	$15.9

Other comprehensive earnings (loss):
Foreign currency translation adjustments	2.0	3.4	0.2	11.7
Reclassification adjustment for foreign exchange gains included in net earnings	—	(2.9)	—	(2.9)
Adjustment to additional minimum pension liability and post retirement obligation less related income tax provision (benefit) of: 2009 - $1.1 and $1.1, 2008 - $(2.2) and $(2.2)	1.7	(3.5)	1.7	(3.5)
Unrealized net (loss) gains on cash flow derivative instruments less related income tax provision (benefit): 2009 - $11.7 and $23.4, 2008 - $(0.5) and $4.8	18.2	(0.7)	36.5	7.5
Less comprehensive earnings attributable to noncontrolling interest	(1.0)	2.6	(12.3)	(8.7)
Reclass of Accumulated Comprehensive Loss associated with noncontrolling interest	(179.7)	—	(179.7)	—

Comprehensive earnings (loss)	$(137.5)	$8.4	$(129.6)	$20.0

8.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings attributable to A. O. Smith Corporation and excludes the noncontrolling interest. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Denominator for basic earnings per share - weighted average shares	25,106,099	9,483,492	17,355,114	9,483,492
Effect of dilutive stock options, restricted stock and share units	104,524	—	45,347	—

Denominator for diluted earnings per share	25,210,623	9,483,492	17,400,461	9,483,492

8.	Earnings per Share of Common Stock (continued)

The weighted average shares presented above have been impacted by the accounting treatment of the company’s transaction with SICO which closed on April 22, 2009 and is discussed in more detail in Note 1 to the Notes to Condensed Consolidated Financial Statements. The primary accounting impact of the SICO transaction is in the calculation of earnings per share since the accounting rules require the use of SICO adjusted average shares outstanding rather than A. O. Smith Corporation average shares outstanding prior to the closing. The SICO adjusted average shares outstanding reflect the historical shares of SICO multiplied by their exchange ratio from the April 22, 2009 merger transaction. Subsequent to the closing, A. O. Smith Corporation average shares are used in the calculation.

9.	Stock-Based Compensation

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by shareholders in 2002. The plan provides for the issuance of stock options, shares of restricted stock or share units. At the company’s annual meeting of stockholders on April 14, 2009, an amendment to the plan was approved to increase the authorized shares of Common Stock under the plan by 1,250,000. Additionally, any shares that would have been available for stock options, restricted stock or share units under the predecessor plan, if that plan was in effect, will be available for granting of share based awards under the plan. The number of shares available for granting of options, shares of restricted stock or share units at June 30, 2009 was 1,677,541. Upon stock option exercise, restricted stock grant, or share unit vesting, shares are issued from Treasury stock.

Total stock based compensation cost recognized in the three month periods ended June 30, 2009 and 2008 was $1.2 million and $1.1 million, respectively. Total stock based compensation cost recognized in the six month periods ended June 30, 2009 and 2008 was $2.7 million and $2.9 million, respectively.

Stock Options

The stock options granted in the six month periods ended June 30, 2009 and 2008, have three year pro-rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2009 and 2008 expire ten years after date of grant. Options are expensed ratably over the three year vesting period. Stock option compensation cost in each of the three month periods ended June 30, 2009 and 2008 was $0.4 million. Stock option compensation cost recognized in the six month periods ended June 30, 2009 and 2008 was $1.0 million and $1.1 million, respectively. Included in the stock option expense for the six month periods ended June 30, 2009 and 2008 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

9.	Stock-Based Compensation (continued)

Changes in option shares, all of which are Common Stock, were as follows for the six months ended June 30, 2009:

	Weighted-Avg. Per Share Exercise Price	Six Months Ended June 30, 2009	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2009	$28.40	1,289,067
Granted	28.39	330,500
Exercised	—	—

Outstanding at June 30, 2009	28.40	1,619,567	7 years	$8.5

Exercisable at June 30, 2009	$26.98	1,080,067	5 years	$7.1

The weighted-average fair value per option at the date of grant during the six months ended June 30, 2009 and 2008, using the Black-Scholes option-pricing model, was $8.18 and $11.82, respectively. Assumptions were as follows:

	Six Months Ended June 30,
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

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 105,534 and 143,508 share units under the plan in the six month periods ended June 30, 2009 and 2008, respectively. Included in the grant in the six month period ended June 30, 2008, are share units granted on April 30, 2008 which are subject to performance conditions and which will vest on December 31, 2010. The ultimate number of share units that will vest will range from zero to 96,000 based on the average of the company’s annual return on equity for the eleven quarters ending December 31, 2010. Compensation expense will be recognized ratably over the vesting period as long as achievement of the performance conditions is considered probable. The share units were valued at $3.0 million and $4.8 million at the date of issuance in 2009 and 2008, respectively, based on the company’s stock price at the date of grant, and in each case, such value will be recognized as compensation expense ratably over the three-year vesting period. Share based compensation expense attributable to restricted stock and share units of $0.8 million and $0.7 million was

9.	Stock-Based Compensation (continued)

recognized in the three month periods ended June 30, 2009 and 2008, respectively. Share based compensation expense attributable to restricted stock and share units of $1.7 million and $1.8 million was recognized in the six month periods ended June 30, 2009 and 2008, respectively. Share based compensation expense recognized in the six month periods ended June 30, 2009 and 2008 included expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period.

A summary of restricted stock and share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Outstanding at January 1, 2009	231,982	$35.40
Granted	105,534	28.25
Vested	(21,000)	36.03

Outstanding at June 30, 2009	316,516	$32.98

10.	Pensions (dollars in millions)

The following table presents the components of the company’s net pension expense.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Service cost	$1.9	$2.0	$4.2	$4.5
Interest cost	12.7	12.1	25.1	24.5
Expected return on plan assets	(15.2)	(15.4)	(30.4)	(31.0)
Amortization of net unrecognized loss	2.4	2.0	5.4	3.9
Amortization of prior service cost	0.1	0.2	0.2	0.3

Defined benefit plan expense	$1.9	$0.9	$4.5	$2.2

The company is not required to contribute to its pension plans in 2009, but elected to make a contribution of $15 million on June 30, 2009. The company may elect to make additional contributions during the year, not to exceed a total annual contribution of $35.0 million.

11.	Operations by Segment (dollars in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net sales
Water Products	$337.1	$380.8	$676.1	$732.9
Electrical Products	162.4	242.4	306.1	462.9
Inter-segment sales	(0.8)	(1.1)	(1.8)	(2.2)

	$498.7	$622.1	$980.4	$1,193.6

Operating earnings
Water Products(1)	$36.5	$36.3	$65.6	$72.3
Electrical Products(2)	7.6	22.5	4.6	33.6
Inter-segment earnings	—	—	(0.1)	(0.1)

	44.1	58.8	70.1	105.8
Corporate expenses(3)	(11.2)	(12.9)	(22.7)	(25.7)
Interest expense	(3.1)	(5.3)	(6.3)	(10.9)

Earnings before income taxes	29.8	40.6	41.1	69.2
Provision for income taxes	6.1	9.5	8.8	17.0

Earnings from continuing operations	$23.7	$31.1	$32.3	$52.2

(1) includes equity loss in joint venture of :	$(0.2)	$(0.1)	$(0.2)	$(0.2)
(2) includes pre-tax restructuring and other charges of:	$—	$—	$0.5	$3.8
(3) includes pre-tax restructuring and other charges of:	$—	$1.9	$1.0	$1.9

12.	Restructuring and Other Charges

Electrical Products Restructuring and Other Costs

December 31, 2008 balances represent severance accruals and other miscellaneous costs yet to be paid related to plant closings in Scottsville, KY and Mebane, NC which were completed prior to December 31, 2008.

In 2008, $8.7 million of expense was recognized for the full year, $2.8 million in the first six months, for severance and asset impairment and moving costs associated with the completion of Electrical Products restructuring programs. Included in the 2008 amount was a nontaxable $2.9 million favorable translation adjustment recognized upon closure of the Budapest, Hungary facility. Through the first six months of 2009, $0.5 million of expense for equipment move costs related to the plant closings was incurred.

12.	Restructuring and Other Charges (continued)

The following table presents an analysis of the company’s Electrical Products restructuring reserve as of and for the six months ended June 30, 2009 (dollars in millions):

	Severance Costs	Other	Total
Balance at December 31, 2008	$1.6	$0.6	$2.2
Expense recognized	—	0.5	0.5
Cash payments	(1.4)	(0.5)	(1.9)

Balance at March 31, 2009	0.2	0.6	0.8
Cash payments	(0.2)	(0.1)	(0.3)

Balance at June 30, 2009	$—	$0.5	$0.5

Other Charges

The company recognized $1.0 million in expense in the six month period ended June 30, 2009 to cover real estate related costs associated with previously owned businesses.

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

Assets measured at fair value on a recurring basis are as follows (dollars in millions):

		Fair Value Measurement Using
Description	June 30, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Net derivative contracts	$(12.2)	$(5.2)	$(7.0)

There were no changes in our valuation techniques used to measure fair values on a recurring basis as a result of adopting SFAS 157.

14.	Derivative Instruments

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

Commodity Futures Contracts

In addition to entering into supply arrangements in the normal course of business, the company also enters into futures contracts to fix the cost of certain raw material purchases, principally copper and aluminum, with the objective of minimizing changes in cost due to market price fluctuations. The hedging strategy for achieving this objective is to purchase commodities futures contracts on the open market of the London Metals Exchange. With one of its brokers,

14.	Derivative Instruments (continued)

the company is required to make cash deposits on unrealized losses on commodity derivative contracts that exceed $10.0 million.

The after-tax value of the effective portion of the contracts of $(4.0) million as of June 30, 2009 was recorded in accumulated other comprehensive loss, and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The majority of the effective portion of the contracts will be reclassified within one year with the remainder maturing no later than December 31, 2010.

As of June 30, 2009, the company had the following outstanding commodities futures contracts:

Commodity	Number of Pounds (in millions)
Copper	17.9
Aluminum	4.5

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

The following table summarizes, by currency, the contractual amounts of the company’s foreign currency forward contracts.

June 30 (dollars in millions)	2009
	Buy	Sell
Euro	$3.0	$0.9
Canadian dollar	—	20.5
Chinese renminbi	37.4	—
Mexican peso	82.6	—

Total	$123.0	$21.4

14.	Derivative Instruments (continued)

Interest Rate Swap Agreement

The company is exposed to interest rate risk as a result of its floating rate borrowings under its revolving credit facility. The company uses interest rate swaps to manage this risk. As of June 30, 2009, the company had one interest rate swap outstanding in the amount of $25 million that expires in November 2010.

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

The impact of cash flow hedges on the company’s financial statements is as follows (dollars in millions):

Fair value of derivative instruments

June 30, 2009 (dollars in millions)	Balance Sheet Location	Fair Value
Commodities contracts	Derivative contracts liability	$(10.4)
	Other current assets	3.3
Foreign currency contracts	Derivative contracts liability	(3.9)
	Other current assets	0.2
Interest rate swap contract	Derivative contracts liability	(1.4)

Total		$(12.2)

The effect of derivative instruments on the Statement of Earnings

Quarter ended June 30, 2009

Derivatives in SFAS 133 cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)	Location of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Location of gain/(loss) recognized in earnings on derivative (ineffective portion)	Amount of gain/(loss) recognized in earnings on a derivative (ineffective portion)
Commodities contracts	$9.0	Cost of products sold	$(10.3)	Cost of products sold	$0.2
Foreign currency contracts	6.4	Cost of product sold	(3.9)	N/A	—
Interest rate swap contract	(0.1)	Interest expense	(0.3)	N/A	—

	$15.3		$(14.5)		$0.2

14.	Derivative Instruments (continued)

The effect of derivative instruments on the Statement of Earnings

Year to date June 30, 2009

Derivatives in SFAS 133 cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)	Location of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Location of gain/(loss) recognized in earnings on derivative (ineffective portion)	Amount of gain/(loss) recognized in earnings on a derivative (ineffective portion)
Commodities contracts	$18.4	Cost of products sold	$(26.0)	Cost of products sold	$0.8
Foreign currency contracts	6.7	Cost of product sold	(8.6)	N/A	—
Interest rate swap contract	(0.2)	Interest expense	(0.5)	N/A	—

	$24.9		$(35.1)		$0.8

PART I—FINANCIAL INFORMATION

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST SIX MONTHS OF 2009 COMPARED TO 2008

Sales in the second quarter of 2009 were $498.7 million or $123.4 million lower than sales of $622.1 million in the second quarter of 2008. Sales for the first half of 2009 declined to $980.4 million from $1,193.6 million in the same period last year. The lower sales for both the second quarter and first half of 2009 resulted from lower volume for residential and commercial water heaters in North America, which more than offset year over year pricing related to higher raw material costs at Water Products, and declining market demand and customer inventory reductions at Electrical Products. The decline in sales at both of our operating units reflect cautious customer spending and continuing softness in the domestic housing and commercial markets caused by the global recession. Reported net earnings for the second quarter were $21.3 million or $0.84 per diluted share and compared to $9.5 million or $1.00 per share in the second quarter of 2008. Our reported earnings per share under GAAP have been impacted by required accounting related to the company’s transaction with Smith Investment Company (SICO), which closed on April 22, 2009 and is discussed in more detail in Note 1 of the Notes to Condensed Consolidated Financial Statements. For accounting purposes, the former controlling shareholder, SICO, is treated as the acquirer even though A. O. Smith Corporation (AOS) is the surviving corporation from a legal standpoint. Current and prior period earnings and earnings per share amounts reported by AOS include SICO earnings and shares outstanding as adjusted for the exchange ratio of the merger transaction prior to the closing date.

The primary accounting impact of the SICO transaction is in the calculation of earnings per share because the accounting rules require the use of SICO adjusted average shares outstanding rather than AOS shares outstanding prior to closing. Eliminating the impact of the transaction as set forth in the table on the following page, non-GAAP net earnings were $23.7 million or $0.79 per diluted share in the second quarter of 2009 and compared to $32.0 million or $1.06 per share in the second quarter of 2008. Reported net earnings for the first six months of 2009 were $24.0 million or $1.38 per diluted share and compared to net earnings of $15.9 million or $1.67 per share in the first six months of 2008. The reported 2009 year to date GAAP net earnings and diluted earnings per share in this Form 10-Q differ from the amounts reported in our press release issued July 17, 2009. The difference is due to the accounting treatment related to a SICO deferred tax adjustment in the first quarter of 2009 which was initially charged to tax expense and should have been recorded as a reduction to retained earnings as part of the spin-off of discontinued businesses. This correction results in changing the 2009 GAAP net earnings and earnings per diluted share as reported in the press release from $20.7 million and $1.19, respectively, to $24.0 million and $1.38, respectively, in this From 10-Q. This correction does not impact the second quarter as the deferred tax adjustment was a first quarter occurrence. This correction changes our 2009 full year earnings outlook from a range of $2.15 to $2.35 per fully diluted share in the press release to $2.25 to $2.50 per fully diluted share on a GAAP basis. Our non-GAAP net earnings, per share amounts and earnings outlooks are unaffected by this correction. Elimination of the impact of the transaction results in non-GAAP net earnings of $32.4 million or $1.07 per diluted share in the first half of 2009 as compared to non-GAAP net earnings of $53.8 million or $1.78 per share in the same period of 2008.

We believe that presenting non-GAAP financial information permits investors to compare the financial results of the business operations of AOS for the current period to the historical financial results of AOS for periods previously reported. Although future discrete quarterly financial information will not be affected by the transaction, 2009 year to date earnings per share calculations will continue to be impacted by the transaction until January 1, 2010. During the transition period, we will continue to present non-GAAP earnings per share information for purposes of comparing the financial results of the current period to the historical financial results of AOS. Management also uses this non-GAAP information for all internal purposes of reporting results of operations including return on investment measures utilized in determining certain incentive-based compensation and employee profit sharing amounts. Below is a reconciliation of GAAP to non-GAAP earnings and earnings per share as discussed above.

A. O. SMITH CORPORATION

Reconciliation of Non-GAAP Data

In millions, except per share amounts

	Second Quarter Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net Earnings, as reported	$21.3	$9.5	$24.0	$15.9
Add: Non-GAAP adjustments attributable to net earnings of non-controlling interest and SICO expenses	$2.4	$22.5	$8.4	$37.9

Adjusted Earnings	$23.7	$32.0	$32.4	$53.8

Average Common shares outstanding, as reported(1)	25.2	9.5	17.4	9.5
Add: Non-GAAP adjustments to weighted average Common shares attributable to non-controlling interest	5.0	20.8	12.8	20.7

Adjusted average Common shares outstanding	30.2	30.3	30.2	30.2

Earnings per Share, as reported	$0.84	$1.00	$1.38	$1.67

Adjusted Earnings per Share	$0.79	$1.06	$1.07	$1.78

The non-GAAP presentation of adjusted earnings per share should not be construed as an alternative to the results reported in accordance with U.S. GAAP. It is provided solely to assist in the investor’s understanding of the impact of these items on the comparability of the company’s operations.

(1)	Reported shares are calculated as the weighted average of SICO shares as adjusted for the exchange ratio of the merger transaction prior to the closing and A. O. Smith shares after the closing

Our gross profit margins are unaffected by the aforementioned transaction and in the second quarter of 2009 increased to 24.5 percent from 22.7 percent. The higher margins in 2009 were due to year over year pricing and cost reduction activities at Water Products as partially offset by lower margins at Electrical Products caused by the decline in volume which more than offset cost reduction measures at Electrical Products. Our gross profit margin for the first half of 2009 declined to 22.8 percent from 23.0 percent in 2008. A significant decline in 2009 first half margins at Electrical Products due to lower volumes more than offset the slight improvement in Water Products first half margins.

Selling, general and administrative (SG&A) expenses in the second quarter and first half of 2009 were lower than the same periods in 2008 by $5.8 million and $15.2 million, respectively. The reduction in SG&A in both the second quarter and first half of 2009 was due mostly to salaried personnel reduction activities and lower selling costs. SICO related SG&A was $0.3 million and $0.6 million in the second quarter and first half of 2008, respectively, and was negligible in 2009.

We did not incur any restructuring and other charges in the second quarter of 2009 whereas in the same period of 2008 we incurred $1.2 million of restructuring and other charges of which $0.9 million were fees incurred by SICO associated with the merger transaction. Restructuring and other charges were $1.5 million and $5.7 million in the first half of 2009 and 2008, respectively. The 2009 amount is comprised of a $1.0 million loss on sale of a vacated facility from a previously owned business recognized in corporate expense and $0.5 million of equipment move costs associated with certain Electrical Products’ plant closures. The $5.7 million recognized in 2008 included $1.5 million of fees incurred by SICO associated with the transaction with most of the remaining $4.2 million being related to plant closure activities at Electrical Products.

Interest expense in 2009 decreased from 2008 by $2.2 million and $4.6 million for the second quarter and first six months, respectively, due to lower interest rates and debt levels.

We have significant pension benefit costs and credits that are developed from actuarial valuations. The valuations reflect key assumptions regarding among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumptions for the expected rate of return on plan assets is 8.75 percent in 2009, unchanged from 2008. The discount rate used to determine net periodic pension costs increased from 6.5 percent in 2008 to 6.6 percent in 2009. Pension expense for the first half of 2009 was $4.5 million or $2.3 million higher than the first half of 2008. Total pension expense for 2009 is expected to be $8.9 million compared to $4.0 million in 2008. Our pension costs are reflected in cost of products sold and selling, general and administrative expense.

Our effective tax rate for the second quarter of 2009 was 20.3 percent and compared to a 23.3 percent rate in the same period last year. The 2009 second quarter rate included a $1.9 million favorable adjustment in deferred taxes which included a retroactive reduction in the tax rate of our China water heater operation for achieving high technology status. The effective tax rate for the first half of 2009 was 21.3 percent compared to 24.5 percent in the same period of 2008. The 2009 first half rate was also impacted by the $1.9 million favorable adjustment mentioned previously. Additionally, the second quarter and first half of 2008 effective tax rates were impacted by a nontaxable $2.9 million favorable cumulative translation adjustment recognized upon closure of our Budapest, Hungary motor operation.

For all periods presented, the net earnings attributable to noncontrolling interest are comprised of the portion of A. O. Smith Corporation’s earnings not attributable to SICO shareholders through the closing of the transaction on April 22, 2009.

Water Products

Second quarter sales for our Water Products segment were $337.1 million or $43.7 million lower than the second quarter of 2008. First half sales in 2009 were $676.1 million or $56.8 million lower than the same period in 2008. The sales declines in both the second quarter and first half of 2009 were due to lower residential and commercial water heater volume in North America, reflecting continuing softness in the domestic housing market and a slow down in the commercial water heater market segment, which more than offset year over year pricing related to higher raw material costs. The decline in the second quarter was partially offset by a 16 percent increase in sales for our China water heater operation primarily due to the Chinese government economic stimulus program.

Operating earnings for our Water Products segment were $36.5 million in the second quarter of 2009, essentially unchanged from the same period last year as the impact of lower volume was offset by aggressive cost reduction programs and year over year pricing. First half operating earnings in 2009 were $65.6 million or $6.7 million lower than earnings of $72.3 million in the first half of 2008.

Electrical Products

Second quarter sales for our Electrical Products segment were $162.4 million or 33 percent lower than 2008 second quarter sales of $242.4 million. Sales for the first half of 2009 also declined by about one-third from the first half of 2008. The lower sales in both the second quarter and first half of 2009 resulted from weak residential and commercial construction markets and customer inventory reductions due to the global recession.

Operating earnings for our Electrical Products segment in the second quarter were $7.6 million or $14.9 million less than earnings of $22.5 million in the same period of 2008. First half operating earnings in 2009 were $4.6 million or $29.0 million lower than 2008 first half earnings of $33.6 million. The lower earnings in both the second quarter and first half of 2009 resulted from significantly lower volumes which more than offset cost savings achieved in 2009 as a result of 2008 restructuring activities.

Outlook

The company does not foresee a recovery in U.S. residential new construction during the remainder of 2009, and expects weakened commercial demand to continue. The company expects a modest seasonal uptick in the HVAC market as customers replenish inventories, but expects this trend to be short-lived.

Given difficult market conditions, the company continues to conserve cash and reduce costs throughout the organization. Due, in large part, to the success of cost management efforts and sequential improvement in second quarter earnings, the company is increasing the full-year earnings outlook to between $2.25 and $2.50 per share on a GAAP basis and $2.05 and $2.25 per share, on a non-GAAP basis as reconciled below.

A. O. SMITH CORPORATION

Reconciliation of full-year projection

GAAP to non-GAAP

in millions, except per share amounts

	low end	high end
Projected full-year net earnings—GAAP	$53.6	$59.6
Add: Non-GAAP adjustments attributable to net earnings on non-controlling interest and SICO expenses	$8.4	$8.4

Adjusted projected full-year earnings	$62.0	$68.0

Projected average shares outstanding—GAAP (1)	23.8	23.8
Add: Non-GAAP adjustments to weighted average Common shares attributable to non-controlling interest	6.4	6.4

Adjusted projected average shares outstanding	30.2	30.2

Projected full-year earnings per share—GAAP	$2.25	$2.50

Projected full-year earnings per share—non-GAAP	$2.05	$2.25

(1)	Shares are calculated as the weighted average of SICO shares as adjusted for the exchange ratio of the merger transaction prior to the closing and A. O. Smith shares after the closing

Liquidity & Capital Resources

Our working capital was $305.7 million at June 30, 2009 and compared to $280.1 million of working capital associated with continuing operations at December 31, 2008. Lower inventory levels of $56.0 million, as a result of focused inventory reduction programs at both businesses were offset by lower accounts payable balances at both businesses and a $57.3 million (non-cash) decline in our derivative contracts liability. Cash provided by operating activities during the first six months of 2009 was $93.6 million compared with $20.3 million during the first six months of 2008. A decline in the company’s investment in current assets and liabilities this year compared with a significant increase last year more than offset lower earnings this year compared with the same period one year ago. For the total year, we expect cash provided by operating activities to be approximately $140 to $150 million.

Our capital expenditures totaled $21.6 million during the first six months of 2009 compared with $25.4 million one year ago. We are projecting 2009 capital expenditures to be between $60 and $70 million, similar to levels of last year and approximately the same as projected depreciation and amortization expense. Capital spending in 2009 includes construction of the water heater manufacturing plant near Bangalore, India and the completion of the expansion of our Nanjing, China water heater operations.

We have a $425 million multi-currency credit facility with eight banks. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants at the end of June, 2009.

The facility backs up commercial paper and credit line borrowings, and it expires on February 17, 2011. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt. At June 30, 2009, we had available borrowing capacity of $268.2 million under this facility. We believe the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

At this point in time, our liquidity has not been materially impacted by the current credit environment, and we do not expect that it will be materially impacted in the near future. There can be no assurance, however, that the cost of future borrowings on our credit facility will not be impacted by the ongoing capital market disruptions.

Our total debt declined $41.4 million from $334.8 million at December 31, 2008 to $293.4 million at June 30, 2009. Our leverage, as measured by the ratio of total debt to total capitalization, was 29.4 percent at the end of June, down from the 34.3 percent at the end of last year.

GSW, acquired in April 2006, operated a captive insurance company to provide product liability and general liability insurance to its subsidiary, American Water Heater Company. We decided to cover American’s liability exposures with our existing insurance programs and operate the captive in runoff effective July 1, 2006. The reinsurance company restricts the amount of capital which must be maintained by the captive. At June 30, 2009, the restricted amount was $17.3 million and is included in other non-current assets. The restricted assets are invested in money market securities. During the first half of 2009, the company liquidated approximately $8.9 million in marketable securities and used the proceeds to pay down debt.

Our pension plan continues to meet all funding requirements under ERISA regulations. We are not required to make a contribution in 2009. We made a $15.0 million contribution to the pension plan in June 2009, and are considering an additional voluntary 2009 contribution of up to $20.0 million.

On July 13, 2009, our board of directors increased the rate of the regular quarterly dividend on our common stock and Class A common stock to $.195 per share. The new rate, which represents a 2.6% increase, is payable on August 17, 2009 to shareholders of record on July 31, 2009.

Critical Accounting Policies

The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2008. We believe that at June 30, 2009 there has been no material change to this information.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (SFAS 165). SFAS 165 addresses the types and timing of events that should be reported in the financial statements for events that occur between the balance sheet date and the date the financial statements are issued or available to be issued. SFAS was effective for us on June 30, 2009 and we reviewed events for possible inclusion in the financial statements through July 31, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133”. SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). SFAS 161 also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. We adopted SFAS 161 on January 1, 2009. Adoption of this statement did not have a material impact on our consolidated financial condition, results of operations or cash flows. See Note 13 for further discussion.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method changes the accounting for transactions with minority interest holders. SFAS 160 is effective beginning in 2009. We adopted SFAS 160 on January 1, 2009. Adoption of this statement has impacted our accounting for the SICO transaction and has been incorporated in the accompanying financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”). SFAS 141(R) requires us to continue to follow the guidance in SFAS 141 for certain aspects of business combinations, with additional guidance provided defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. In addition, certain transaction costs previously capitalized as part of the purchase price will be expensed as incurred. Also, under SFAS 141(R) adjustments associated with changes in tax contingencies that occur after the one year measurement period are recorded as adjustments to income. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008; however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 1, 2009. We have adopted SFAS 141(R) on January 1, 2009 and incorporated the impact of this statement in the accounting for the SICO transaction.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include the following: significant volatility in raw material prices; competitive pressures on the company’s businesses; inability to implement pricing actions; negative impact of future pension contributions on the company’s ability to generate cash flow; instability in the company’s electric motor and water products markets; further weakening in housing construction; further weakening in commercial construction; a further slowdown in the Chinese economy; expected restructuring savings realized; further adverse changes in customer liquidity and general economic and capital market conditions; or the impact of acquisition accounting or non-GAAP financial measures on the company’s financial statements. Forward-looking statements included in this filing are made only as of the date of this filing, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 13 of the Notes to Consolidated Financial Statements in the company’s Form 10-K Report for the year ended December 31, 2008, which is incorporated herein by reference.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 14, 2007, the company’s board of directors approved a new stock repurchase program authorizing the purchase of up to one million shares of the company’s common stock. This stock repurchase authorization remains effective until terminated by the company’s board of directors. The following table sets forth the number of shares of common stock the company repurchased during the first half of 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs
January 1 – June 30, 2009	—	—	—	1,000,000

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the company’s annual meeting of stockholders on April 14, 2009 the following items were voted on: the election of directors, the ratification of Ernst & Young LLP as the independent registered public accounting firm of the company for 2009 and the approval of an amendment to the A. O. Smith Combined Incentive Compensation Plan to increase the authorized shares of Common Stock under the Plan by 1,250,000.

1.	Election of Directors

Class A Common Stock Directors	Votes For	Votes Withheld
Ronald D. Brown	8,166,929	3,515
William F. Buehler	8,166,929	3,515
Gloster B. Current, Jr.	8,166,929	3,515
Paul W. Jones	8,166,929	3,515
Bruce M. Smith	8,166,929	3,515
Mark D. Smith	8,166,749	3,695
Gene C. Wulf	8,166,929	3,515

Common Stock Directors	Votes For	Votes Withheld
William P. Greubel	16,678,956	2,064,163
Robert J. O’Toole	18,510,124	232,995
Idelle K. Wolf	18,558,788	184,332

2.	Ratification of Ernst & Young LLP as Independent Registered Public Accounting Firm

Combined Class Vote	Votes For	Votes Against	Broker Abstentions
Class A Common Stock (1 vote) and Common Stock (1/10th vote)	10,023,552	20,730	475

3.	Approval of an amendment to the A. O. Smith Combined Incentive Compensation Plan to increase the authorized shares of Common Stock under the Plan by 1,250,000.

Combined Class Vote	Votes For	Votes Against	Broker Abstentions
Class A Common Stock (1 vote) and Common Stock (1/10th vote)	9,566,563	250,496	39,769

At the company’s special meeting of stockholders on April 14, 2009 the following items were voted on: Approval of the adoption of the Merger Agreement, approval of the adoption of the A. O. Smith amended and restated Certificate of Incorporation and the approval of the stock issuance to SICO stockholders pursuant to the merger contemplated by the Merger Agreement.

1.	Approval of the adoption of the Merger Agreement

Combined Class Vote	Votes For	Votes Against	Broker Abstentions
Class A Common Stock (1 vote) and Common Stock (1/10th vote)	9,581,596	190,947	1,812

2.	Approval of the adoption of the A. O. Smith amended and restated Certificate of Incorporation

Combined Class Vote	Votes For	Votes Against	Broker Abstentions
Class A Common Stock (1 vote) and Common Stock (1/10th vote)	9,586,014	186,236	2,105

3.	Approval of the stock issuance to SICO stockholders pursuant to the merger contemplated by the Merger Agreement

Combined Class Vote	Votes For	Votes Against	Broker Abstentions
Class A Common Stock (1 vote) and Common Stock (1/10th vote)	9,581,486	191,008	1,860

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS

Refer to the Exhibit Index on page 31 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

August 4, 2009	/s/ John J. Kita
John J. Kita
Senior Vice President
Corporate Finance & Controller

August 4, 2009	/s/ Terry M. Murphy
Terry M. Murphy
Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of A. O. Smith Corporation (incorporated by reference the Current Report on Form 8-K dated April 22, 2009).

10.1	A. O. Smith Corporation Senior Leadership Severance Plan

10.2	A. O. Smith Combined Incentive Compensation Plan, effective February 10, 2009 (incorporated by reference to Exhibit A to proxy statement filed on March 5, 2009 for 2009 annual meeting of shareholders).

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.