Form 10-Q
period 2009-09-30
SMITH A O CORP
filed 2009-11-03
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                 ☑Yes        ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐Yes        ☐No

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

Class A Common Stock Outstanding as of October 30, 2009 — 5,217,032 shares

Common Stock Outstanding as of October 30, 2009 — 25,129,672 shares

Exhibit Index Page 30

Index

A. O. Smith Corporation

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Three and Nine Months ended September 30, 2009 and 2008

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Water Products	$336.7	$372.1	$1,012.8	$1,105.0
Electrical Products	165.9	231.9	472.0	694.9
Inter-segment sales	(1.1)	(1.3)	(2.9)	(3.6)

Net Sales	501.5	602.7	1,481.9	1,796.3
Cost of products sold	363.0	479.1	1,119.5	1,398.5

Gross Profit	138.5	123.6	362.4	397.8
Selling, general and administrative expenses	92.3	87.2	265.6	275.8
Restructuring and other charges/(income)	(3.0)	2.4	(1.5)	8.1
Interest expense	2.5	4.6	8.8	15.5
Other expense - net	0.6	1.5	2.1	1.1

	46.1	27.9	87.4	97.3
Provision for income taxes	11.4	7.2	20.2	24.2

Earnings before equity loss in joint venture and discontinued operations	34.7	20.7	67.2	73.1
Equity loss in joint venture	(0.1)	(0.1)	(0.3)	(0.3)

Earnings from continuing operations	34.6	20.6	66.9	72.8

Discontinued SICO operations	-	(0.2)	-	0.1

Net earnings	34.6	20.4	66.9	72.9
Less: Net earnings attributable to noncontrolling interest	-	(14.6)	(8.3)	(51.2)

Net earnings attributable to A. O. Smith Corporation	$34.6	$5.8	$58.6	$21.7

Earnings per Common Share
Basic
Before discontinued operations	$1.15	$0.64	$2.70	$2.28
Discontinued operations	-	(0.03)	-	0.01

Net	$1.15	$0.61	$2.70	$2.29

Diluted
Before discontinued operations	$1.14	$0.64	$2.69	$2.28
Discontinued operations	-	(0.03)	-	0.01

Net	$1.14	$0.61	$2.69	$2.29

Dividends to A. O. Smith Shareholders	$0.195	$0.19	$0.575	$0.55

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2009 and December 31, 2008

(dollars in millions)

	(unaudited) September 30, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$69.2	$35.3
Receivables	367.9	363.5
Inventories	218.7	282.0
Deferred income taxes	36.6	64.2
Other current assets	30.7	46.6
Current assets - discontinued SICO operations	-	31.9

Total Current Assets	723.1	823.5
Property, plant and equipment	999.7	980.7
Less accumulated depreciation	592.1	561.6

Net property, plant and equipment	407.6	419.1
Goodwill	511.6	505.1
Other intangibles	78.3	78.3
Deferred income taxes	32.6	52.3
Other assets	39.2	50.4

Total Assets	$1,792.4	$1,928.7

Liabilities
Current Liabilities
Trade payables	$287.6	$274.8
Accrued payroll and benefits	45.9	44.1
Derivative contracts liability	5.5	73.0
Accrued liabilities	61.9	61.9
Product warranties	39.9	40.2
Long-term debt due within one year	21.1	17.5
Current liabilities - discontinued SICO operations	-	3.3

Total Current Liabilities	461.9	514.8
Long-term debt	210.7	317.3
Pension liabilities	216.8	264.0
Other liabilities	155.9	156.8

Total Liabilities	1,045.3	1,252.9

Redeemable Stock	-	12.6
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 5,494,093 and 8,067,252	27.5	40.3
Common Stock, $1 par value: authorized 60,000,000 shares; issued 26,912,467 and 1,559,076	26.9	1.6
Capital in excess of par value	659.2	(41.6)
Retained earnings	348.5	316.1
Accumulated other comprehensive loss	(231.9)	(89.8)
Treasury stock at cost	(83.1)	-
Noncontrolling interest	-	436.6

Total Stockholders’ Equity	747.1	663.2

Total Liabilities and Stockholders’ Equity	$1,792.4	$1,928.7

See accompanying notes to unaudited condensed consolidated financial statements

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Nine Months ended September 30, 2009 and 2008

(dollars in millions)

(unaudited)

	Nine Months Ended September 30
	2009	2008
Continuing Operations

Operating Activities

Earnings from continuing operations	$66.9	$72.8
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	50.7	50.3
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	98.9	(42.0)
Noncurrent assets and liabilities	(22.9)	(9.3)
Other	4.2	3.2

Cash Provided by Operating Activities	197.8	75.0

Investing Activities
Capital expenditures	(37.9)	(44.3)
Net cash distributed with spin-off of discontinued businesses	(7.1)	-
Acquisition of business	(0.4)	-
Proceeds from sale of restricted marketable securities	8.9	12.0

Cash Used in Investing Activities	(36.5)	(32.3)

Financing Activities
Long-term debt repaid	(115.4)	(42.5)
Net proceeds from stock option activity	3.5	0.9
Dividends paid	(15.5)	(14.2)

Cash Used in Financing Activities	(127.4)	(55.8)

Discontinued Operations

Cash used in discontinued operations	-	(0.3)

Net increase (decrease) in cash and cash equivalents	33.9	(13.4)
Cash and cash equivalents - beginning of period	35.3	54.9

Cash and Cash Equivalents - End of Period	$69.2	$41.5

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K and the S-4/A filed with the SEC on March 11, 2009.

On April 22, 2009, A. O. Smith Corporation (the company) closed on a merger transaction with Smith Investment Company (SICO). The merger was approved by the company’s stockholders on April 14, 2009.

The transaction between the company and SICO has been accounted for as a reverse acquisition with SICO as the accounting acquirer and the company (which is the surviving entity for legal purposes) as the accounting acquiree. As this is a common control transaction under Accounting Standards Codification (“ASC”) 805 Business Combinations (formerly FAS 141(R)) the transaction is accounted for as an equity transaction under ASC 810-10 Consolidations (formerly FAS 160). The acquisition of a noncontrolling interest does not require purchase accounting.

Furthermore, because SICO is the continuing reporting entity for accounting purposes, the reports filed by the company as the surviving corporation in the transaction will parallel the financial reporting required under GAAP and SEC reporting rules as if SICO were the legal successor as of the date of the transaction. Accordingly, prior period financial information presented in the company’s financial statements reflects the historical activity of SICO.

On January 19, 2009, SICO distributed all of its assets and liabilities other than its ownership of company stock. These assets and liabilities related primarily to the multicolor printing business conducted through Berlin Industries and the commercial warehousing, trucking and packaging business conducted through Central States Distribution Service, Inc. For periods prior to this distribution, the results of operations, net assets and cash flows for these businesses have been classified as discontinued operations in the accompanying financial statements.

2.	Inventories (dollars in millions)

	September 30, 2009	December 31, 2008
Finished products	$160.1	$221.6
Work in process	46.0	55.7
Raw materials	101.0	125.1

	307.1	402.4
LIFO reserve	(88.4)	(120.4)

	$218.7	$282.0

3.	Restricted Marketable Securities

The company acquired GSW Inc. (GSW) on April 3, 2006. GSW operated a captive insurance company (Captive) to provide product liability and general liability insurance to its subsidiary American Water Heater Company (American). The company decided to cover American’s prospective liability exposures with its existing insurance programs and all product liability claims for events which occurred prior to July 1, 2006 will be financed by the Captive. The reinsurance company restricts the amount of capital which must be maintained by the Captive and this restricted amount was $17.3 million at September 30, 2009. The $17.3 million is invested in short-term securities and is included in other non-current assets on the company’s balance sheet on September 30, 2009. The company sold approximately $8.9 million and $12.0 million of short-term securities in the first nine months of 2009 and 2008, respectively. The company used the proceeds to pay down debt.

4.	Long-Term Debt

The company has a $425 million multi-currency revolving credit agreement with eight banks. The facility expires February 17, 2011 and has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by the company’s leverage ratio.

Borrowings under the bank credit lines and commercial paper borrowings are supported by the $425 million revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt.

5.	Product Warranties (dollars in millions)

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. The following table presents the company’s warranty liability activity for the nine months ended September 30, 2009 and 2008, respectively.

	2009	2008
Balance at January 1	$111.8	$105.5
Expense	54.3	59.1
Claims settled	(54.1)	(49.4)

Balance at September 30	$112.0	$115.2

6.	Reconciliation of Consolidated Total Stockholders’ Equity (dollars in millions)

Presented below is a reconciliation of Total Stockholders’ Equity from December 31, 2008 to September 30, 2009. Included in this reconciliation are adjustments that reflect the reverse acquisition between SICO and the company, with SICO as the accounting acquirer and the company as the accounting acquiree. In accordance with ASC 805 and ASC 810-10, the reverse acquisition is treated as an equity transaction with SICO as the successor company for accounting purposes.

	Class A Stock	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehen- sive Loss	Treasury Stock	Non- controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2009	$40.3	$1.6	$(41.6)	$316.1	$(89.8)	$-	$436.6	$663.2
Net earnings	-	-	-	58.6	-	-	8.3	66.9
Dividends declared	-	-	-	(6.0)	-	-	(7.8)	(13.8)
Comprehensive gain	-	-	-	-	37.6	-	12.3	49.9
Activity related to spin off of SICO discontinued businesses	-	-	-	(32.8)	-	-	-	(32.8)
Reverse acquisition of SICO	0.5	22.7	687.0	12.6	(179.7)	(84.3)	(449.4)	9.4
Stock conversions	(13.3)	2.6	10.7	-	-	-	-	-
Stock based compensation activity	-	-	3.1	-	-	1.2	-	4.3

Balance at September 30, 2009	$27.5	$26.9	$659.2	$348.5	$(231.9)	$(83.1)	-	$747.1

7.	Comprehensive Earnings (dollars in millions)

The company’s comprehensive earnings are comprised of net earnings, foreign currency translation adjustments, adjustments to minimum pension liability and post retirement obligations, and realized and unrealized gains and losses on cash flow derivative instruments.

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net earnings attributable to A. O. Smith Corporation	$34.6	$5.8	$58.6	$21.7

Other comprehensive earnings (loss):
Foreign currency translation adjustments	2.5	(0.5)	2.8	11.2
Reclassification adjustment for foreign exchange gains included in net earnings	-	(0.4)	-	(3.3)
Adjustment to additional minimum pension liability and post retirement obligation less related income tax provision (benefit) of: 2009 - $1.1, 2008 - $0.3 and $0.3	-	0.5	1.7	0.5
Unrealized net (loss) gains on cash flow derivative instruments less related income tax provision (benefit): 2009 - $5.6 and $29.0, 2008 – $(9.6) and $(4.8)	8.8	(15.0)	45.4	(7.5)
Less comprehensive (earnings) loss attributable to noncontrolling interest	-	10.5	(12.3)	(0.6)
Reclass of Accumulated Comprehensive Loss associated with noncontrolling interest	-	-	(179.7)	-

Comprehensive earnings (loss)	$45.9	$0.9	$(83.5)	$22.0

8.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings attributable to A. O. Smith Corporation and excludes the noncontrolling interest. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Denominator for basic earnings per share - weighted average shares	30,160,136	9,483,492	21,664,457	9,483,492

Effect of dilutive stock options, restricted stock and share units	239,503	-	93,829	-

Denominator for diluted earnings per share	30,399,639	9,483,492	21,758,286	9,483,492

8.	Earnings per Share of Common Stock (continued)

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

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by shareholders in 2002. The plan provides for the issuance of stock options, shares of restricted stock or share units. At the company’s annual meeting of stockholders on April 14, 2009, an amendment to the plan was approved to increase the authorized shares of Common Stock under the plan by 1,250,000. Additionally, any shares that would have been available for stock options, restricted stock or share units under the predecessor plan, if that plan was in effect, will be available for granting of share based awards under the plan. The number of shares available for granting of options, shares of restricted stock or share units at September 30, 2009 was 1,670,705. Upon stock option exercise, restricted stock grant, or share unit vesting, shares are issued from Treasury stock.

Total stock based compensation cost recognized in the three month periods ended September 30, 2009 and 2008 was $1.6 million and $1.3 million, respectively. Total stock based compensation cost recognized in the nine month periods ended September 30, 2009 and 2008 was $4.3 million and $4.2 million, respectively.

Stock Options

The stock options granted in the nine month periods ended September 30, 2009 and 2008, have three year pro-rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2009 and 2008 expire ten years after date of grant. Options are expensed ratably over the three year vesting period. Stock option compensation cost in each of the three month periods ended September 30, 2009 and 2008 was $0.8 million and $0.4 million, respectively. Stock option compensation cost recognized in the nine month periods ended September 30, 2009 and 2008 was $1.8 million and $1.5 million, respectively. Included in the stock option expense for the nine month periods ended September 30, 2009 and 2008 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

9.	Stock Based Compensation (continued)

Changes in option shares, all of which are Common Stock, were as follows for the nine months ended September 30, 2009:

	Weighted-Avg. Per Share Exercise Price	Nine Months Ended September 30, 2009	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)

Outstanding at January 1, 2009	$ 28.40	1,289,067

Granted	28.47	337,600

Exercised	24.88	(400,250)

Outstanding at September 30, 2009	29.57	1,226,417	7 years	$10.6

Exercisable at September 30, 2009	$ 28.21	679,817	5 years	$6.8

The weighted-average fair value per option at the date of grant during the nine months ended September 30, 2009 and 2008, using the Black-Scholes option-pricing model, was $8.21 and $11.82, respectively. Assumptions were as follows:

	Nine Months Ended September 30,
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

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 105,534 and 144,008 share units under the plan in the nine month periods ended September 30, 2009 and 2008, respectively. Included in the grant in the nine month period ended September 30, 2008, are share units granted on April 30, 2008 which are subject to performance conditions and which will vest on December 31, 2010. The ultimate number of share units that will vest will range from zero to 96,000 based on the average of the company’s annual return on equity for the eleven quarters ending December 31, 2010. Compensation expense will be recognized ratably over the vesting period as long as achievement of the performance conditions is considered probable. The share units were valued at $3.0 million and $4.9 million at the date of issuance in 2009 and 2008, respectively, based on the company’s stock price at the date of grant, and in each case, such value will be recognized as compensation expense ratably over the three-year vesting period. Share based compensation expense attributable to restricted stock and share units of $0.8 million and $0.9 million was

9.	Stock-Based Compensation (continued)

recognized in the three month periods ended September 30, 2009 and 2008, respectively. Share based compensation expense attributable to restricted stock and share units of $2.5 million and $2.7 million was recognized in the nine month periods ended September 30, 2009 and 2008, respectively. Share based compensation expense recognized in the nine month periods ended September 30, 2009 and 2008 included expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period.

A summary of restricted stock and share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Outstanding at January 1, 2009	231,982	$ 35.40

Granted	105,534	28.25

Vested	(21,000)	36.03

Outstanding at September 30, 2009	316,516	$ 32.98

10.	Pensions (dollars in millions)

The following table presents the components of the company’s net pension expense.

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Service cost	$2.1	$2.2	$6.3	$6.7
Interest cost	12.2	12.3	37.3	36.8
Expected return on plan assets	(15.2)	(15.8)	(45.6)	(46.8)
Amortization of net unrecognized loss	2.6	2.0	8.0	5.9
Amortization of prior service cost	-	0.1	0.2	0.4

Defined benefit plan expense	$1.7	$0.8	$6.2	$3.0

The company is not required to contribute to its pension plans in 2009, but elected to make contributions of $15 million, $20 million and $15 million on June 30, 2009, August 31, 2009, and September 14, 2009, respectively.

11.	Operations by Segment (dollars in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net sales
Water Products	$336.7	$372.1	$1,012.8	$1,105.0
Electrical Products	165.9	231.9	472.0	694.9
Inter-segment sales	(1.1)	(1.3)	(2.9)	(3.6)

	$501.5	$602.7	$1,481.9	$1,796.3

Operating earnings
Water Products (1)	$38.7	$32.8	$104.3	$105.1
Electrical Products (2)	22.8	10.6	27.4	44.3
Inter-segment earnings	-	-	(0.1)	(0.1)

	61.5	43.4	131.6	149.3
Corporate expenses (3)	(13.0)	(11.0)	(35.7)	(36.8)
Interest expense	(2.5)	(4.6)	(8.8)	(15.5)

Earnings before income taxes	46.0	27.8	87.1	97.0
Provision for income taxes	11.4	7.2	20.2	24.2

Earnings from continuing operations	$34.6	$20.6	$66.9	$72.8

(1) includes equity loss in joint venture of :	$(0.1)	$(0.1)	$(0.3)	$(0.3)
(2) includes pre-tax restructuring and other charges/(income) of:	$(3.0)	$2.1	$(2.5)	$5.9
(3) includes pre-tax restructuring and other charges of:	$-	$0.3	$1.0	$2.2

12.	Restructuring and Other Charges

Electrical Products Restructuring and Other Costs

December 31, 2008 balances represent severance accruals and other miscellaneous costs yet to be paid related to plant closings in Scottsville, KY and Mebane, NC which were completed prior to December 31, 2008.

In 2008, $8.7 million of expense was recognized for the full year, $5.9 million in the first nine months, for severance and asset impairment and moving costs associated with the completion of Electrical Products restructuring programs. Included in the 2008 amount was a nontaxable $2.9 million favorable translation adjustment recognized upon closure of the Budapest, Hungary facility.

In the third quarter of 2009, Electrical Products recognized $3.0 million of net gain related to the sale of the Shenzhen, China motor manufacturing facility to the Chinese government, which exercised eminent domain relative to a road construction project.

12.	Restructuring and Other Charges (continued)

The following table presents an analysis of the company’s Electrical Products restructuring reserve as of and for the nine months ended September 30, 2009 (dollars in millions):

	Severance Costs	Asset Impairment/ Disposal	Other	Total
Balance at December 31, 2008	$1.6	$-	$0.6	$2.2
Expense recognized	-	-	0.5	0.5
Payments	(1.4)	-	(0.5)	(1.9)

Balance at March 31, 2009	0.2	-	0.6	0.8
Payments	(0.2)	-	(0.1)	(0.3)

Balance at June 30, 2009	-	-	0.5	0.5
Expense (income) recognized	0.3	(3.5)	0.2	(3.0)
Receipts (payments)	-	8.7	(0.2)	8.5
Asset disposal/write-down	-	(5.2)	-	(5.2)

Balance at September 30, 2009	$0.3	$-	$0.5	$0.8

Other Charges

The company recognized $1.0 million in expense in the nine month period ended September 30, 2009 to cover real estate related costs associated with previously owned businesses.

13.	Fair Value Measurements

The company adopted ASC 820 Fair Value Measurements and Disclosures (formerly SFAS 157) on January 1, 2008. ASC 820, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis are as follows (dollars in millions):

		Fair Value Measurement Using
Description	September 30, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Net derivative contracts	$ 2.5	$(3.6)	$ 6.1

There were no changes in our valuation techniques used to measure fair values on a recurring basis as a result of adopting ASC 820.

14.	Derivative Instruments

ASC 815 Derivatives and Hedging (formerly SFAS No. 133), as amended, requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as a part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the company must designate the hedging instrument, based upon the exposure hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

The company designates that all of its hedging instruments are cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (OCI), net of tax, and is reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The amount by which the cumulative change in the value of the hedge more than offsets the cumulative change in the value of the hedged item (i.e., the ineffective portion) is recorded in earnings, net of tax, in the period the ineffectiveness occurs.

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

Commodity Futures Contracts

In addition to entering into supply arrangements in the normal course of business, the company also enters into futures contracts to fix the cost of certain raw material purchases, principally copper and aluminum, with the objective of minimizing changes in cost due to market price fluctuations. The hedging strategy for achieving this objective is to purchase commodities futures contracts on the open market of the London Metals Exchange. With one of its brokers, the company is required to make cash deposits on unrealized losses on commodity derivative contracts that exceed $10.0 million.

14.	Derivative Instruments (continued)

The after-tax gain of the effective portion of the contracts of $3.8 million as of September 30, 2009 was recorded in accumulated other comprehensive loss, and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The majority of the effective portion of the contracts will be reclassified within one year with the remainder maturing no later than December 31, 2010.

As of September 30, 2009, the company had the following outstanding commodities futures contracts:

Commodity	Number of Pounds (in millions)
Copper	11.7
Aluminum	6.5

Foreign Currency Forward Contracts

The company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases, sales and certain intercompany transactions in the normal course of business. Principal currencies include the Mexican peso, Chinese renminbi, Canadian dollar, Euro and Indian rupee.

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

The majority of the amounts in accumulated other comprehensive loss for cash flow hedges is expected to be reclassified into earnings within one year and all of the hedges will be reclassified into earnings no later than September 19, 2011. Losses of $(0.1) million were recognized in the third quarter related to cancelled Chinese renminbi contracts.

The following table summarizes, by currency, the contractual amounts of the company’s foreign currency forward contracts.

September 30 (dollars in millions)	2009
	Buy	Sell
Euro	$1.6	$0.5
Canadian dollar	-	17.1
Chinese renminbi	20.2	-
Indian rupee	2.4	-
Mexican peso	99.6	-

Total	$123.8	$17.6

14.	Derivative Instruments (continued)

Interest Rate Swap Agreement

The company is exposed to interest rate risk as a result of its floating rate borrowings under its revolving credit facility. The company uses interest rate swaps to manage this risk. As of September 30, 2009, the company had one interest rate swap outstanding in the amount of $25 million that expires in November 2010.

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

The impact of cash flow hedges on the company’s financial statements is as follows (dollars in millions):

Fair value of derivative instruments

September 30, 2009 (dollars in millions)	Balance Sheet Location	Fair Value

Commodities contracts	Derivative contracts liability	$(1.7)
	Other current assets	7.8
Foreign currency contracts	Derivative contracts liability	(2.5)
	Other current assets	0.2
Interest rate swap contract	Derivative contracts liability	(1.3)

Total		$2.5

The effect of derivative instruments on the Statement of Earnings

Quarter ended September 30, 2009

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)	Location of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Location of gain/(loss) recognized in earnings on derivative (ineffective portion)	Amount of gain/(loss) recognized in earnings on a derivative (ineffective portion)

Commodities contracts	$8.4	Cost of products sold	$(4.7)	Cost of products sold	$0.2

Foreign currency contracts	(2.8)	Cost of products sold	(4.4)	N/A	-

Interest rate swap contract	(0.1)	Interest expense	(0.3)	N/A	-

	$5.5		$(9.4)		$0.2

14.	Derivative Instruments (continued)

The effect of derivative instruments on the Statement of Earnings

Year to date September 30, 2009

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)	Location of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Location of gain/(loss) recognized in earnings on derivative (ineffective portion)	Amount of gain/(loss) recognized in earnings on a derivative (ineffective portion)

Commodities contracts	$26.5	Cost of products sold	$(30.7)	Cost of products sold	$1.1

Foreign currency contracts	3.9	Cost of products sold	(13.0)	N/A	-

Interest rate swap contract	(0.3)	Interest expense	(0.8)	N/A	-

	$30.1		$(44.5)		$1.1

PART I - FINANCIAL INFORMATION

ITEM 2 -          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF 2009 COMPARED TO 2008

Sales were $501.5 million in the third quarter of 2009 or 16.8 percent lower than sales of $602.7 million in last year’s third quarter. Sales for the first nine months of 2009 were $1.48 billion or 17.5 percent lower than sales of $1.80 billion in the same period last year. The decline in sales for both the third quarter and first nine months of 2009 resulted from lower volume for residential and commercial water heaters in North America and declining market demand at Electrical Products. The decline in sales at both of our operating units reflects historically low levels of housing starts and reduced commercial construction activity caused by the global recession.

Net earnings for the third quarter of 2009 were $34.6 or $1.14 per diluted share, establishing a quarterly earnings record, and compared to reported net earnings of $5.8 million or $0.61 per diluted share in the third quarter of 2008. Our reported earnings per share under GAAP have been impacted by required accounting related to the company’s transaction with Smith Investment Company (SICO), which closed on April 22, 2009 and is discussed in more detail in Note 1 of the Notes to Condensed Consolidated Financial Statements. For accounting purposes, the former controlling shareholder, SICO, is treated as the acquirer even though A. O. Smith Corporation (the company) is the surviving corporation from a legal standpoint. Prior year and current year-to-date earnings and earnings per share amounts reported by the company include SICO earnings and shares outstanding as adjusted for the exchange ratio of the merger transaction prior to the closing date.

The primary accounting impact of the SICO transaction is in the calculation of earnings per share because the accounting rules require the use of SICO adjusted average shares outstanding prior to closing. The 2009 third quarter earnings and per share amounts are unaffected by the SICO transaction. Eliminating the impact of the transaction as set forth in the table on the following page, non-GAAP net earnings were $21.4 million or $0.70 per diluted share in the third quarter of 2008 and compared to the previously mentioned net earnings of $34.6 million or $1.14 per share in the third quarter of 2009. Reported net earnings for the first nine months of 2009 were $58.6 million or $2.69 per diluted share and compared to net earnings of $21.7 million or $2.29 per share in the first nine months of 2008. Elimination of the impact of the transaction results in non-GAAP net earnings of $67.0 million or $2.21 per diluted share in the first nine months of 2009 as compared to non-GAAP net earnings of $75.2 million or $2.48 per share in the same period of 2008.

We believe that presenting non-GAAP financial information permits investors to compare the financial results of the business operations of the company for the current period to the historical financial results of the company for periods previously reported. Although future discrete quarterly financial information will not be affected by the transaction, 2009 year-to-date and full year earnings per share calculations will continue to be impacted. During 2009 and 2010, we will continue to present non-GAAP earnings per share information for purposes of comparing the financial results of the current period to the historical financial results of the company. Management also uses the non-GAAP information for all internal purposes of reporting results of operations including return on investment measures utilized in determining certain incentive-based compensation and employee profit sharing amounts. Below is a reconciliation of GAAP to non-GAAP earnings and earnings per share as discussed above.

A. O. SMITH CORPORATION

Reconciliation of Non-GAAP Data

In millions, except per share amounts

	Third Quarter Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net Earnings, as reported	$ 34.6	$ 5.8	$ 58.6	$ 21.7
Add: Non-GAAP adjustments attributable to net earnings of non-controlling interest and SICO expenses	$ -	$ 15.6	$ 8.4	$ 53.5
Adjusted Earnings	$ 34.6	$ 21.4	$ 67.0	$ 75.2
Average Common shares outstanding, as reported(1)	30.4	9.5	21.8	9.5
Add: Non-GAAP adjustments to weighted average Common shares attributable to non-controlling interest	-	20.9	8.5	20.8
Adjusted average Common shares outstanding	30.4	30.4	30.3	30.3

Earnings per Share, as reported	$ 1.14	$ 0.61	$ 2.69	$ 2.29

Adjusted Earnings per Share	$ 1.14	$ 0.70	$ 2.21	$ 2.48

The non-GAAP presentation of adjusted earnings per share should not be construed as an alternative to the results reported in accordance with U.S. GAAP. It is provided solely to assist in the investor’s understanding of the impact of these items on the comparability of the company’s operations.

(1)	Reported shares are calculated as the weighted average of SICO shares prior to the closing and A. O. Smith shares after the closing

Our gross profit margins are unaffected by the aforementioned transaction and in the third quarter of 2009 increased to 27.6 percent from 20.5 percent. Our gross profit margin for the first nine months of 2009 increased to 24.5 percent from 22.1 percent in 2008. The increased margins for both the third quarter and first nine months of 2009 were due to lower third quarter material costs, year over year pricing at Water Products, benefits from prior years restructuring activities at Electrical Products and ongoing cost containment activities at both operations.

Selling, general and administrative (SG&A) expenses were $92.3 million in the third quarter of 2009 or $5.1 million higher than the third quarter of 2008. The majority of the increased SG&A was incurred by Water Products and was associated with selling costs to support higher volume at its China operation. The remainder of the third quarter increase resulted from due diligence costs associated with our recently announced agreement to purchase a majority interest in a China water treatment business and higher corporate expenses. SG&A for the first nine months of 2009 was $265.6 million or $10.2 million less than the same period in 2008 due mostly to salaried personnel reduction activities and lower domestic selling costs. SICO related SG&A was $0.5 million and $1.2 million in the third quarter and first nine months of 2008, respectively, and was negligible in 2009.

In the third quarter of 2009, we had restructuring income of $3.0 million associated with the sale of our Shenzhen, China electric motor facility to the Chinese government, which exercised eminent domain relative to a road construction project. In the first nine months of 2009, restructuring income was $1.5 million as the above gain on the Shenzhen facility was partially offset by a $1.0 million loss on sale of a vacated facility from a previously owned business and $0.5 million of moving costs associated with certain Electrical Products plant closures. We recognized $2.4 million and $8.1 million of restructuring charges in the third quarter and nine months of 2008, respectively. Included in these 2008 charges were expenses incurred by SICO relative to the merger transaction amounting to $0.3 million and $1.9 million in the third quarter and first nine months, respectively. The remainder of the 2008 charges consisted mostly of severance and asset impairment associated with plant closures initiated by Electrical Products in 2007 and completed in 2008.

Interest expense in 2009 decreased from 2008 by $2.1 million and $6.7 million for the third quarter and first nine months, respectively, due to lower interest rates and debt levels.

We have significant pension benefit costs and credits that are developed from actuarial valuations. The valuations reflect key assumptions regarding among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumptions for the expected rate of return on plan assets is 8.75 percent in 2009, unchanged from 2008. The discount rate used to determine net periodic pension costs increased from 6.5 percent in 2008 to 6.6 percent in 2009. Pension expense for the first nine months of 2009 was $6.2 million or $3.2 million higher than the first nine months of 2008. Total pension expense for 2009 is expected to be $8.3 million compared to $4.0 million in 2008. Our pension costs are reflected in cost of products sold and SG&A.

Our effective tax rate for the third quarter was 24.7 percent and compares to 25.8 percent in the same period of 2008. The lower rate in the third quarter of 2009 was due to a $3.0 million non-taxable gain associated with the sale of a motor manufacturing plant in Shenzhen, China and a $1.5 million tax benefit for additional research tax credits and closure of a Federal tax audit. The 2009 year-to-date effective tax rate was 23.1 percent compared to 24.9 percent for the same period a year ago. In addition to the aforementioned third quarter tax benefits, a $1.9 million second quarter favorable adjustment in deferred taxes, primarily related to a retroactive reduction in the tax rate of our China water heater operation for achieving high technology status, resulted in the lower 2009 rate. The 2008 year-to-date effective rate benefited from a nontaxable $2.9 million favorable cumulative translation adjustment recognized upon closure of our Budapest, Hungary motor operation.

For all periods presented, the net earnings attributable to noncontrolling interest are comprised of the portion of A. O. Smith Corporation’s earnings not attributable to SICO shareholders through the closing of the SICO transaction on April 22, 2009.

Water Products

Third quarter sales for our Water Products segment were $336.7 million or $35.4 million less than 2008 third quarter sales of $372.1 million. Year-to-date sales in 2009 were $1.01 billion or $92.2 million lower than the same period in 2008. The sales declines in both the third quarter and first nine months of 2009 were due to lower residential and commercial water heater volume in North America, reflecting continuing softness in the domestic housing market and a slow down in the commercial water heater segment, which more than offset year over year pricing. The sales decline in the third quarter and first nine months of 2009 was partially offset by increased sales for our China water heater operation as a result of improved consumer confidence, success with new residential and commercial products, and expansion into new geographic markets.

Operating earnings for our Water Products segment were $38.7 million in the third quarter of 2009 or 18 percent higher than the same period in 2008. The increased third quarter earnings resulted from higher margin China volumes, continued cost reduction activities and lower raw material costs. Year-to-date earnings in 2009 were $104.3 million, similar to earnings of $105.1 million in the same period of 2008.

Electrical Products

Third quarter sales for our Electrical Products segment were $165.9 million or 28.5 percent lower than sales of $231.9 million in the same quarter of 2008. Year-to-date sales for this segment were $472.0 million or $222.9 million lower than sales of $694.9 million in the first nine months of 2008. The lower sales in both the third quarter and first nine months of 2009 resulted from weak residential and commercial construction markets due to the global recession.

Operating earnings for our Electrical Products segment in the third quarter of 2009 were $22.8 million or $12.2 million higher than 2008 third quarter earnings of $10.6 million which included $2.1 million in pre-tax restructuring charges. The higher third quarter 2009 earnings were due to continued benefits from the restructuring initiatives completed in 2008 as well as ongoing expense reduction actions and lower raw material costs. A $3.0 million net gain associated with the sale of the Shenzhen, China facility and $2.2 million of LIFO income which resulted from reduced inventory levels also contributed to the improved third quarter earnings. Operating earnings for the first nine months of 2009 were $27.4 million or $16.9 million lower than earnings in the same period of 2008. The lower earnings resulted from significantly lower volumes which more than offset the cost savings achieved as a result of the 2008 restructuring activities.

Outlook

Based on the company’s performance through the first three quarters of this year, the company is increasing its 2009 guidance. The company now forecasts A. O. Smith’s full-year earnings will be between $2.95 and $3.13 (see accompanying reconciliation) per share on a GAAP basis and $2.60 and $2.75 per share on a non-GAAP basis.

The company remains concerned about the economic recovery, particularly in the housing and commercial construction markets, and by recent significant increases in raw material costs. These factors will continue to present challenges to our operating units as we conclude the year.

A. O. SMITH CORPORATION

Reconciliation of full-year projection

GAAP to non-GAAP

in millions, except per share amounts

	low end	high end
Projected full-year net earnings - GAAP	$70.5	$74.9
Add: Non-GAAP adjustments attributable to net earnings on non- controlling interest and SICO expenses	$8.4	$8.4

Adjusted projected full-year earnings	$78.9	$83.3

Projected average shares outstanding - GAAP (1)	23.9	23.9
Add: Non-GAAP adjustments to weighted average Common shares attributable to non-controlling interest	6.4	6.4

Adjusted projected average shares outstanding	30.3	30.3

Projected full-year earnings per share - GAAP	$2.95	$3.13(2)

Projected full-year earnings per share - non-GAAP	$2.60	$2.75

(1)	Shares are calculated as the weighted average of SICO shares as adjusted for the exchange ratio of the merger transaction prior to the closing and A. O. Smith shares after the closing
(2)

Amount differs from the $3.10 high end guidance disclosed in the company’s Form 8-K furnished on October 16, 2009 as the $3.13 was rounded down to maintain the same range ($0.15) as the non-GAAP guidance ($2.60 and $2.75)

Liquidity & Capital Resources

Our working capital was $261.2 million at September 30, 2009, compared with $280.1 million working capital associated with continuing operations at December 31, 2008. A reduction in inventory levels of $63.3 million, as a result of focused inventory reduction programs at both businesses, and higher accounts payable at our Water Products segment resulting from improved vendor terms were partially offset by a $67.5 million (non-cash) decline in our derivative contracts liability. Cash provided by operating activities during the first nine months of 2009 was $197.8 million compared with $75.0 million during the first nine months of 2008. A decline in the company’s working capital needs this year compared with a significant increase last year more than offset lower earnings this year compared with the same period one year ago. For the total year, we expect cash provided by operating activities to be approximately $190 to $200 million.

Our capital expenditures totaled $37.9 million during the first nine months of 2009 compared with $44.3 million in the same period last year. We are projecting 2009 capital expenditures to be between $55 and $60 million, less than last year and less than our 2009 projected depreciation and amortization expense of approximately $70 million. A significant portion of the remaining capital spending projected for the fourth quarter is associated with the construction of the water heater manufacturing plant near Bangalore, India.

We have a $425 million multi-currency credit facility with eight banks. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants at the end of September, 2009.

The facility backs up commercial paper and credit line borrowings, and it expires on February 17, 2011. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt. At September 30, 2009, we had available borrowing capacity of $331.8 million under this facility. We believe the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future, as well as the intended purchase of a majority interest in the water treatment business of Tianlong Holding Co. Ltd. of Hong Kong for $77.0 million announced in the third quarter of this year and disclosed in our Form 8-K filed with the SEC on October 16, 2009.

At this point in time, our liquidity has not been materially impacted by the current credit environment, and we do not expect that it will be materially impacted in the near future. There can be no assurance, however, that the cost of future borrowings on our credit facility will not be impacted by the ongoing capital market disruptions.

Our total debt declined $103.0 million from $334.8 million at December 31, 2008 to $231.7 million at September 30, 2009. Our leverage, as measured by the ratio of total debt to total capitalization, was 23.7 percent at the end of September, down from the 33.5 percent at the end of last year.

GSW operated a captive insurance company to provide product liability and general liability insurance to American. We decided to cover American’s liability exposures with our existing insurance programs and operate the captive in runoff status effective July 1, 2006. The reinsurance company restricts the amount of capital which must be maintained by the captive. At September 30, 2009, the restricted amount was $17.3 million and is included in other non-current assets. The restricted assets are invested in short-term securities. During the first nine months of 2009, the captive sold approximately $8.9 million in marketable securities and paid us an $8.9 million dividend. The proceeds of this dividend were used to pay down debt.

Our pension plan continues to meet all funding requirements under ERISA regulations. We made voluntary contributions to the plan totaling $50.0 million during the first nine months of this year, even though we are not required to make a contribution in 2009.

On October 13, 2009, our board of directors declared a regular quarterly dividend on our common stock and Class A common stock to $.195 per share. The dividend is payable on November 16, 2009 to shareholders of record on October 30, 2009.

Critical Accounting Policies

The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2008. We believe that at September 30, 2009 there has been no material change to this information.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Codification Statement (“ASC”) Sub-topic 855-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 165), “Subsequent Events”. Sub-topic 855-10 addresses the types and timing of events that should be reported in the financial statements for events that occur between the balance sheet date and the date the financial statements are issued or available to be issued. Sub-topic 855-10 was effective for us on June 30, 2009 and we reviewed events for possible inclusion in the financial statements through October 30, 2009.

In March 2008, the FASB issued ASC Sub-topic 815-10, “Derivatives and Hedging”. Sub-topic 815-10 (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133”), is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. ASC 815-10 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133 and is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This pronouncement encourages, but does not require, comparative disclosures for periods prior to its initial adoption. We adopted ASC 815-10 on January 1, 2009. Adoption of this statement did not have a material impact on our consolidated financial condition, results of operations or cash flows. See Note 14 for further discussion.

In December 2007, the FASB issued ASC Sub-topic 810-10-65, “Consolidations”, (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”). This pronouncement changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method changes the accounting for transactions with minority interest holders and is effective beginning in 2009. We adopted ASC 810-10-65 on January 1, 2009. Adoption of this statement has impacted our accounting for the SICO transaction and has been incorporated in the accompanying financial statements.

In December 2007, the FASB issued ASC Sub-topic 805-10, “Business Combinations”, (formerly SFAS No. 141(R)). ASC 805-10 requires us to continue to follow prior guidance for certain aspects of business combinations, with additional guidance provided defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. In addition, certain transaction costs previously capitalized as part of the purchase price will be expensed as incurred. Also, under ASC 805-10 adjustments associated with changes in tax contingencies that occur after the one year measurement period are recorded as adjustments to income. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008; however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 1, 2009. We have adopted ASC 805-10 on January 1, 2009 and incorporated the impact of this statement in the accounting for the SICO transaction.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this release. Factors that could cause such a variance include the following: significant volatility in raw material prices; competitive pressures on the company’s businesses; inability to implement pricing actions; negative impact of future pension contributions on the company’s ability to generate cash flow; instability in the company’s electric motor and water products markets; further weakening in housing construction; further weakening in commercial construction; timing of any recoveries in housing or commercial construction; a slowdown in the Chinese economy; expected restructuring savings realized; further adverse changes in customer liquidity and general economic and capital market conditions; the impact of acquisition accounting or non-GAAP financial measures on the company’s financial statements; or difficulties in closing on and integrating the proposed China acquisition, and realizing future growth and profit expectations. Forward-looking statements included in this filing are made only as of the date of this filing, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 14, 2007, the company’s board of directors approved a new stock repurchase program authorizing the purchase of up to one million shares of the company’s common stock. This stock repurchase authorization remains effective until terminated by the company’s board of directors. The following table sets forth the number of shares of common stock the company repurchased during the third quarter of 2009.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs
July 1 - September 30, 2009	-	-	-	1,000,000

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Refer to the Exhibit Index on page 30 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

November 2, 2009	/s/John J. Kita
John J. Kita
Senior Vice President
Corporate Finance & Controller

November 2, 2009	/s/Terry M. Murphy
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