Form 10-K
period 2009-12-31
SMITH A O CORP
filed 2010-02-26
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 1-475

A. O. Smith Corporation

(Exact name of registrant as specified in its charter)

Delaware	39-0619790
(State of Incorporation)	(I.R.S. Employer Identification No.)

11270 West Park Place, Milwaukee, Wisconsin	53224-9508
(Address of Principal Executive Office)	(Zip Code)

(414) 359-4000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Shares of Stock Outstanding January 29, 2010	Name of Each Exchange on Which Registered
Class A Common Stock (par value $5.00 per share)	5,207,200	Not listed

Common Stock (par value $1.00 per share)	25,165,604	New York Stock Exchange

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐Yes    ☐No.

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

Large accelerated filer    ☑                    Accelerated filer    ☐                     Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)                    ☐Yes    ☑ No

The aggregate market value of voting stock held by non-affiliates of the registrant was $51,959,312 for Class A Common Stock and $755,254,005 for Common Stock as of June 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference in Part III).

A. O. Smith Corporation

Index to Form 10-K

Year Ended December 31, 2009

PART 1

ITEM 1 - BUSINESS

We are a leading manufacturer of water heating equipment and electric motors, serving a diverse mix of residential, commercial and industrial end markets principally in the United States with a growing international presence. Our company is comprised of two reporting segments: Water Products and Electrical Products. Our Water Products business manufactures and markets a comprehensive line of residential gas and electric water heaters, standard and specialty commercial water heating equipment, high-efficiency copper-tube boilers, water treatment products and water systems tanks. Our Electrical Products business manufactures and markets a comprehensive line of hermetic motors, fractional horsepower alternating current (AC) and direct current (DC) motors. In 2009, we had net sales of approximately $2.0 billion, with 69 percent attributable to our Water Products business and 31 percent attributable to our Electrical Products business.

The following table summarizes our sales by reporting segment. This segment summary and all other information presented in this section should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, which appear in Item 8 in this document.

	Years Ended December 31 (dollars in millions)
	2009	2008	2007	2006	2005
Water Products	$1,375.0	$1,451.3	$1,423.1	$1,260.8	$833.3

Electrical Products	620.4	858.1	894.0	905.9	861.0

Inter-segment sales	(3.9)	(4.5)	(5.0)	(5.4)	(5.1)

Total Sales	$1,991.5	$2,304.9	$2,312.1	$2,161.3	$1,689.2

WATER PRODUCTS

In our Water Products business, sales decreased 5 percent or $76.3 million in 2009 compared with the prior year. A 19 percent increase in sales of water heaters in China helped offset significantly lower residential and commercial volumes in North America.

We serve residential, commercial and industrial end markets with a broad range of products, including:

Residential gas and electric water heaters. Our residential water heaters come in sizes ranging from two-gallon (point-of-use) models to 120-gallon appliances with varying efficiency ranges. We offer electric, natural gas and liquid propane models as well as solar booster tanks and gas tankless units for today’s energy efficient homes. North American residential water heater sales in 2009 were approximately $857 million or 62 percent of segment revenues.

Commercial (standard and specialty) water heaters. Our gas, oil and electric water heaters come in capacities ranging from 6 gallons to 600 gallons and are used by customers who require a consistent, economical source of hot water. Typical applications include restaurants, hotels and motels, laundries, car washes and small businesses.

A significant portion of our Water Products business is derived from the replacement of existing product, and it is believed that the sale of product to the North American residential new housing construction market represents approximately 10 percent of the segment’s total residential water heater sales. Our Water Products business also manufactures copper-tube boilers and expansion tanks and related products and parts.

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

Our Water Products wholesale distribution channel includes more than 1,100 independent wholesale plumbing distributors with more than 4,400 selling locations serving residential, commercial and industrial markets. We also sell our residential water heaters through the retail channel. In this channel, our customers include five of the seven largest national hardware and home center chains, including long-standing exclusive branding relationships with both Lowe’s Companies, Inc. and Sears, Roebuck and Co.

We entered the Chinese water heater market through a joint venture in 1995, buying out our partner three years later. Since that time, we have been aggressively expanding our presence while building A. O. Smith brand recognition in the Chinese residential and commercial markets. In 2009, the Chinese Water Products operation generated sales of $221.1 million, an increase of 19 percent, compared with 2008. We believe we are one of the top two suppliers of water heaters to the residential market in China.

In 2008, we established a sales office in India and began importing products specifically designed for India from our Nanjing, China facility. In 2009, we finalized the acquisition of land near Bangalore and started construction of a water heater manufacturing facility. We expect to begin manufacturing water heaters in India in the second quarter of 2010.

In November 2009, we purchased the water treatment business of Tianlong Holding Co., Ltd. of Hong Kong. We hold 80 percent of the newly formed A. O. Smith (Shanghai) Water Treatment Products Co. Ltd. Through this company and eventually our current water heater distribution channels, we will supply reverse osmosis water purification products to the China residential and commercial markets, as well as export markets throughout the world.

Our energy efficient product offering continues to be a growing driver of our business. Our Cyclone product family now represents 20% of our standard commercial product unit sales and it offers significant energy savings and a short payback to our customers. Globally, we have launched new water heating products using renewable solar and heat pump technologies. In 2010, we plan to introduce residential solar and heat pump water heaters in the US as well as higher efficiency water heating solutions to round out our energy efficient product offering.

We sell our water heating products in highly competitive markets. We compete in each of our targeted market segments based on product design, quality of products and services, performance and price. Our principal domestic water heating competitors include Rheem Manufacturing Company, Bradford-White Corporation and Lochinvar Corporation. Our primary competitor in China is Haier Appliances, a Chinese company, but we also compete with Ariston, Siemens and Midea in the electric water heater market and Rinnai and Noritz in the gas instantaneous water heater market. Additionally, we compete with numerous other Chinese private and state-owned water heater and boiler manufacturing companies.

ELECTRICAL PRODUCTS

In our Electrical Products business, revenue declined nearly 30 percent due to the global recession. Sales in the segment were $620 million compared with $858 million in 2008. Our Original Equipment Manufacturers (OEM) products were most severely impacted by the recession due to lower equipment sales in our end markets, the trend to fix instead of replace equipment and channel inventory reductions of finished goods and components as our customers sought to preserve cash.

We are one of the four largest manufacturers of electric motors in North America. We offer a comprehensive line of hermetic motors, fractional horsepower AC and DC motors, and integral horsepower motors, ranging in size from sub-fractional C – frame ventilation motors up to 1,320 horsepower hermetic and 400 horsepower integral motors. We believe our extensive product offerings give us an advantage in our targeted markets, allowing us to serve a wide range of our customers’ electric motor needs.

Our motors are used in a wide range of targeted residential and commercial applications, including: hermetic motors that are sold worldwide to manufacturers of air conditioning and commercial refrigeration compressors; fractional horsepower fan motors used in furnaces, air conditioners and blowers; fractional horsepower motors for pumps for home water systems, swimming pools, hot tubs and spas; fractional horsepower motors used in other consumer products (such as garage door openers); and integral horsepower AC and DC motors for industrial and commercial applications. Sales to the global OEMs of heating, ventilating, air conditioning and refrigeration equipment, including compressors, accounted for approximately 50 percent of segment sales. Approximately 75 percent of our 2009 segment sales were to OEMs in a diverse mix of industries, with the remainder of sales sold through aftermarket or distribution channels. We believe that at least 25 percent of our total segment sales were attributable to products used outside of the United States. A significant portion of our Electrical Products business is derived from the replacement of existing product, and it is believed that the sale of product to the residential new housing construction market in North America represents approximately 25 percent of the segment’s total sales.

To remain a leader in this highly competitive industry, we are committed to being a low-cost supplier of electric motors. We have undertaken initiatives to accelerate cost-reduction in our motor operations to enhance our competitive position. Since 2001 these initiatives included the closure of eleven U.S. facilities as well as our operations in Budapest, Hungary; Bray, Ireland; and Taizhou, China, transferring the majority of related production to our lower cost operations in Mexico and China.

In 2008, we closed our operations in Scottsville, KY, and Mebane, NC, consolidating our hermetic motor assembly operations in Acuna, Mexico and Suzhou and Yueyang, China. In 2009, we constructed a new building in Yueyang for our large centrifugal and screw compressor motor production. This new building more than doubled our available manufacturing space and consolidated all of our production in Yueyang under one roof. We also became more vertically integrated as part of this expansion, including the addition of rotor casting equipment and lamination punch presses. The investment for this expansion totaled approximately $9 million.

In 2009, we also completed the installation of an ERP system in our operations. The system represented a total investment of approximately $12 million, and is already yielding the expected benefits in increased productivity, throughput and customer responsiveness. We also completed our lean products initiative, eliminating thousands of components from our product offering through product standardization.

Energy efficiency continues to be a significant driver for our business, especially our new product development activities. We launched two new variable speed motor platforms in 2009 in our pool pump and residential HVAC businesses. We plan to launch several more variable speed high efficiency motor equivalents for most of our core product offerings. We have significantly upgraded our technical capabilities to accomplish this product development.

We sell our electric motor products in highly competitive markets. We compete in each of our targeted market segments based on product design, reliability, quality of products and services, advanced technologies, performance and price. Our principal competitors in the electric motor industry are Emerson Electric Co., Regal Beloit Corporation and Baldor Electric Company.

RAW MATERIAL

Raw materials for our manufacturing operations, which consist primarily of steel, copper and aluminum, are generally available from several sources in adequate quantities. We typically hedge a portion of our annual copper and aluminum purchases to protect against price volatility. In addition, a portion of our customers are contractually obligated to accept price changes based on fluctuations in certain of our raw material prices. Significant volatility in steel, copper and aluminum costs has occurred over the last several years.

RESEARCH AND DEVELOPMENT

In order to improve competitiveness by generating new products and processes, we conduct research and development at our Corporate Technology Center in Milwaukee, Wisconsin and at our operating units. Total expenditures for research and development in 2009, 2008 and 2007 were $52.6, $48.5 and $47.8 million, respectively.

PATENTS AND TRADEMARKS

We own and use in our businesses various trademarks, trade names, patents, trade secrets and licenses. While a number of these are important to us, we do not believe that our business as a whole is materially dependent upon any such trademark, trade name, patent, trade secret or license.

EMPLOYEES

Our company and its subsidiaries employed approximately 16,000 employees as of December 31, 2009.

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

The U.S. economy is improving and other geographic areas in which we operate are showing signs of improvement as well. The global credit and capital markets are still showing signs of stress, however, and threaten to stall or reverse the course of the recovery. If this were to occur it could adversely affect consumer confidence and spending patterns which could result in decreased demand for the products we sell, a delay in purchases, increased price competition, and slower adoption of energy efficient products which could negatively impact our profitability and/or cash flow. In addition, the current economic conditions, including the credit market conditions, could negatively impact our vendors and customers, which could result in an increase in bad debt expense, customer and vendor bankruptcies, interruption or delay in supply of materials, and increased material prices, which could negatively impact our ability to distribute, market and sell our products and our financial condition, results of operations and cash flows.

•	A portion of our business could continue to be adversely affected by a decline in new residential or commercial construction

A portion of our products are sold into the new residential and commercial construction markets. The strength of these markets depends on new housing starts and business investment, which are a function of many factors beyond our control, including interest rates, employment levels, availability of credit and consumer confidence. Further downturns in the new construction markets we serve could result in lower revenues and lower profitability. New housing starts declined in 2008 and 2009 and may continue at the lower levels or decline further. We believe that approximately 10 percent of our Water Products and 25 percent of our Electrical Products residential businesses, respectively, are affected by changes in the residential housing construction markets. Commercial construction activity, which has been high in recent years, could continue the decline that began in the second half of 2008 and declined further in 2009. Furthermore, though we believe that the majority of the commercial business we serve is for replacement, we could also be affected by changes in the commercial construction market.

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

Net sales to our operating units’ four largest customers represented approximately 29 percent of 2009 net sales. We expect that customer concentration will continue for the foreseeable future in light of the global economic downturn. Our dependence on sales from a relatively small number of customers makes our relationship with each of these customers important to our business. We cannot assure that we will be able to retain our largest customers. Some of our customers may in the future shift their purchases of products to our competitors or to other sources. The loss of one or more of our largest customers, any material reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or our inability to execute on pricing actions could have a material adverse effect on our financial position, results of operations and cash flows.

•	Because we participate in markets that are highly competitive, our revenues could decline as we respond to competition

We sell all of our products in highly competitive markets. We compete in each of our targeted markets based on product design, reliability, quality of products and services, advanced technologies, product performance, maintenance costs and price. We compete against manufacturers located in the United States and throughout the world. We also face potential competition from some OEMs to whom we sell our electrical products and from our customers and the end users of our products, who continually assess any costs that could be reduced by vertically integrating or using alternate sources for the products we manufacture. Some of our competitors may have greater financial, marketing, manufacturing, and distribution resources than we have. We cannot assure that our products and services will continue to compete successfully with those of our competitors or that we will be able to retain our customer base or improve or maintain our profit margins on sales to our customers, all of which could materially and adversely affect our financial condition, results of operations and cash flows.

•	We increasingly manufacture and sell our products outside the United States, which may present additional risks to our business

A significant portion of our 2009 net sales were attributable to products manufactured outside of the United States, principally in Mexico and China. Approximately 4,880 of our 16,000 total employees and 14 of our 36 manufacturing facilities are located in Mexico. Approximately 6,386 employees and six manufacturing facilities are located in China. International operations generally are subject to various risks, including political, religious, and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, the impact of foreign government regulations, and the effects of income and withholding tax, governmental expropriation, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory, and business climate could have a material adverse effect on our financial condition, results of operations and cash flows.

•	We are subject to regulation of our international operations that could adversely affect our business and results of operations

Due to our global operations, we are subject to many laws governing international relations, including those that prohibit improper payments to government officials and restrict where we can do business, what information or products we can supply to certain countries and what information we can provide to a non-U.S. government, including but not limited to the Foreign Corrupt Practices Act and the U.S. Export Administration Act. Violations of these laws, which are complex, may result in criminal penalties or sanctions that could have a material adverse effect on our business, financial condition and results of operations.

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

The market prices for certain key materials we purchase (e.g., steel, copper, aluminum, diesel fuel and natural gas) have been very volatile in the recent past. While our company periodically enters into futures contracts to fix the cost of certain raw material purchases, principally copper and aluminum, significant increases in the cost of any of the key materials we purchase could increase our cost of doing business and ultimately could lead to lower operating earnings if we are not able to recover these cost increases through price increases to our customers. Historically, there has been a lag in any customer recovery of increased material costs which could negatively impact our profitability. In addition, in some cases we are dependent on a single or limited number of suppliers for some of the raw materials and components required in the manufacture of our product. A significant disruption or termination of the supply from one of these suppliers could delay sales or increase cost which could result in a material adverse effect on our financial condition, results of operations and cash flows.

•	Our underfunded pension plans require future pension contributions which could limit our flexibility in managing our company

Due to the negative investment returns in 2008, the projected benefit obligations of our defined benefit pension plans exceeded the fair value of the plan assets by $233 million at December 31, 2009. Beginning in 2008, the minimum required contribution equals the target normal cost plus a seven year amortization of any funding shortfall, offset by any ERISA credit balance. While the company is not required to make a contribution to the plan in 2010, the company is forecasting contributions of between $25 to $30 million and $40 to $50 million in 2010 and 2011, respectively. Among the key assumptions inherent in the actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If interest rates and actual rates of return on invested plan assets were to decrease significantly, our pension plan obligations could increase materially. The size of future required pension contributions could result in us dedicating a substantial portion of our cash flow from operations to making the contributions which could negatively impact our flexibility in managing the company.

•	We have significant goodwill and an impairment of our goodwill could cause a decline in our net worth

Our total assets include significant goodwill. The goodwill results from our acquisitions, representing the excess of the purchase price we paid over the fair value of the tangible and intangible assets we acquired. We assess whether there has been impairment in the value of our goodwill during the fourth quarter of each calendar year or sooner if triggering events warrant. If future operating performance at either of our businesses does not meet expectations, we may be required to reflect, under current applicable accounting rules, a non-cash charge to operating results for goodwill impairment. The recognition of an impairment of a significant portion of goodwill would negatively affect our results of operations and total capitalization, the effect of which could be material. A significant reduction in our stockholders’ equity due to an impairment of goodwill may affect our ability to maintain the required debt-to-capital ratio existing under our debt arrangements. We have identified the valuation of goodwill and indefinite-lived intangible assets as a critical accounting policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies—Goodwill and Indefinite-lived Intangible Assets” included in Item 7 of this Annual Report on Form 10-K.

•	We purchased a water treatment company in late 2009 and we may encounter integration or operational difficulties

We purchased 80 percent of the water treatment business of Tianlong Holding Co., Ltd. of Hong Kong on November 24, 2009. The successful integration of the acquisition will require substantial attention from our management and the management of the acquired business, which could decrease the time management has to serve and attract customers. We cannot provide assurance that we will be able to successfully integrate this recent acquisition, that this acquisition will operate profitably or that it will be able to achieve the financial or operational success we expect from the acquisition. Our financial condition, cash flows and operational results could be adversely affected if we do not successfully integrate the newly acquired business or if our other businesses suffer on account of the increased focus on the newly acquired business.

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

Our water heater and electric motor products expose us to potential product liability risks that are inherent in the design, manufacture, sale and use of our products. While we currently maintain what we believe to be suitable product liability insurance, we cannot assure you that we will be able to maintain this insurance on acceptable terms, that this insurance will provide adequate protection against potential liabilities or that our insurance providers will successfully weather the current economic downturn. In addition, we self-insure a portion of product liability claims. A series of successful claims against us could materially and adversely affect our reputation and our financial condition, results of operations and cash flows.

•	Our credit facility expires in February 2011 and the terms of its replacement will be based on prevailing lending conditions when it is replaced

In addition to issuing commercial paper and utilizing short term credit lines, we rely on our $425 million revolving credit facility to support our daily operations. The global credit markets tightened considerably in 2008 and recovered somewhat in 2009. If these conditions remain unchanged or worsen, our replacement credit facility may have less favorable terms than the facility we have now. In particular, the new facility could have higher borrowing costs and more restrictive covenants. And, depending on banks’ willingness to lend, the facility could be smaller in size. If credit terms deteriorate considerably, a credit facility with significantly less favorable terms could have an adverse effect on our liquidity, financial condition, results of operations and cash flow.

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

•	Income tax regulations may change, thus negatively impacting our future operating results

We conduct our business internationally. As a result, our financial results may be negatively impacted by changes in international taxation rules in the United States. If the United States international tax law changes are enacted as currently being discussed, it may have a significant negative impact on our reported financial results and cash flows from operations.

•	Certain members of the founding family of our company and trusts for their benefit have the ability to influence all matters requiring stockholder approval

We have two classes of common equity: our Common Stock and our Class A Common Stock. The holders of Common Stock currently are entitled, as a class, to elect only one-third of our board of directors. The holders of Class A Common Stock are entitled, as a class, to elect the remaining directors. Certain members of the founding family of our company and trusts for their benefit (Smith Family) have entered into a voting trust agreement with respect to shares of our Class A Common Stock and shares of our Common Stock they own. As of December 31, 2009, these members of the Smith Family own approximately 54.96 percent of the total voting power of our outstanding shares of Class A Common Stock and Common Stock, taken together as a single class, and approximately 80.47 percent of the voting power of the outstanding shares of our Class A Common Stock, as a separate class. Due to the differences in the voting rights between shares of our Common Stock and shares of our Class A Common Stock, the Smith Family is in a position to control to a large extent the outcome of matters requiring a stockholder vote, including the adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. This ownership position may increase if other members of the Smith Family enter into the voting trust agreement, and the voting power relating to this ownership position may increase if shares of our Class A Common Stock held by stockholders who are not parties to the voting trust agreement are converted into shares of our Common Stock. The voting trust agreement provides that in the event one of the parties to the voting trust agreement wants to withdraw from the trust or transfer any of its shares of our Class A Common Stock, such shares of our Class A Common Stock are automatically exchanged for shares of our Common Stock held by the trust to the extent available in the trust. In addition, the trust will have the right to purchase the shares of our Class A Common Stock and our Common Stock proposed to be withdrawn or transferred from the trust. As a result, the Smith Family members that are parties to the voting trust agreement have the ability to maintain their collective voting rights in our company even if certain members of the Smith Family decide to transfer their shares.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Properties utilized by the company at December 31, 2009 were as follows:

Water Products

This segment has 16 manufacturing plants located in 5 states and 5 non-USA countries, of which 11 are owned directly by the company or its subsidiaries and 5 are leased from outside parties. Lease terms generally provide for minimum terms of one to ten years and have one or more renewal options. The term of leases in effect at December 31, 2009 expire between 2010 and 2015.

Electrical Products

This segment has 20 manufacturing plants located in 1 state and 3 non-USA countries, of which 10 are owned directly by the company or its subsidiaries and 10 are leased from outside parties. Lease terms generally provide for minimum terms of one to twenty years and have one or more renewal options. The term of leases in effect at December 31, 2009, expire between 2010 and 2015.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of 2009.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction of G(3) of Form 10-K, the following is a list of the executive officers which is included as an unnumbered Item in Part I of this report in lieu of being included in the company’s Proxy Statement for its 2010 Annual Meeting of Stockholders.

Name (Age)	Positions Held	Period Position Was Held

Randall S. Bednar (57)	Senior Vice President - Chief Information Officer	2007 to Present

	Senior Vice President – Information Technology	2006

	Vice President – Information Technology	2001 to 2006

	Vice President and Chief Information Officer – Gates Corporation	1996 to 2000

Wilfridus M. Brouwer (51)	President and General Manager - A. O. Smith (China) Investment Co., Ltd.	2009 to Present

	Senior Vice President – Asia	2009 to Present

	Executive Project Leader – Akzo Nobel	2007 to 2008

	Vice President Decorative Coatings; President Asia Operations - Akzo Nobel	2005 to 2007

	Global Sub Business Unit Manager - Akzo Nobel	2004 to 2005

Paul W. Jones (61)	Chairman and Chief Executive Officer	2006 to Present

	President	2004 to Present

	Chief Operating Officer	2004 to 2005

	Chairman and Chief Executive Officer - U.S. Can Company	1998 to 2002

	President and Chief Executive Officer – Greenfield Industries, Inc.	1993 to 1998

	President - Greenfield Industries, Inc.	1989 to 1992

John J. Kita (54)	Senior Vice President, Corporate Finance and Controller	2006 to Present

	Vice President, Treasurer and Controller	1996 to 2006

	Treasurer and Controller	1995 to 1996

	Assistant Treasurer	1988 to 1994

Christopher L. Mapes (48)	Executive Vice President	2006 to Present

	President – A. O. Smith Electrical Products Company	2004 to Present

	Senior Vice President	2004 to 2006

	President-Motor Sales and Marketing - Regal Beloit Corporation	2003 to 2004

	President, Global OEM Business Group - Superior Telecom, Inc.	1999 to 2002

Name (Age)	Positions Held	Period Position Was Held

Terry M. Murphy (61)	Executive Vice President and Chief Financial Officer	2006 to Present

	Senior Vice President and Chief Financial Officer	2006

	Senior Vice President and Chief Financial Officer – Quanex Corporation	2005

	Vice President-Finance and Chief Financial Officer – Quanex Corporation	1999 to 2004

Mark A. Petrarca (46)	Senior Vice President – Human Resources and Public Affairs	2006 to Present

	Vice President – Human Resources and Public Affairs	2005 to 2006

	Vice President – Human Resources – A. O. Smith Water Products Company	1999 to 2004

Ajita G. Rajendra (58)	Executive Vice President	2006 to Present

	President – A. O. Smith Water Products Company	2005 to Present

	Senior Vice President	2005 to 2006

	Senior Vice President – Industrial Products Group, Kennametal Inc.	1998 to 2004

Steve W. Rettler (55)	Senior Vice President – Corporate Development	2006 to Present

	Vice President – Business Development	1998 to 2006

James F. Stern (47)	Executive Vice President, General Counsel and Secretary	2007 to Present

	Partner - Foley & Lardner LLP	1992 to 2006

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information. Our Common Stock is listed on the New York Stock Exchange under the symbol AOS. The Class A Common Stock of A. O. Smith Corporation is not listed. Wells Fargo Shareowner Services, N.A., P.O. Box 64854, St. Paul, Minnesota, 55164-0854 serves as the registrar, stock transfer agent and the dividend reinvestment agent for the company’s Common Stock and Class A Common Stock.

Quarterly Common Stock Price Range

2009	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$32.75	$33.15	$41.42	$45.43
Low	20.95	24.27	31.39	36.67

2008	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$39.02	$36.73	$51.09	$39.41
Low	29.25	30.05	30.70	23.08

(b)	Holders. As of January 29, 2010, the approximate number of shareholders of record of Common Stock and Class A Common Stock were 950 and 350, respectively.

(c)	Dividends. Dividends declared on the common stock are shown in Note 16 of Notes to Consolidated Financial Statements appearing elsewhere herein.

(d)	Stock Repurchases. On December 14, 2007, the company’s board of directors approved a stock repurchase program authorizing the purchase of up to one million shares of the company’s common stock. This stock repurchase authorization remains effective until terminated by the company’s board of directors. As of December 31, 2009, no shares were repurchased under the December 14, 2007 authorization.

(e)	Performance Graph. The following information in this Item 5 of this Annual Report on form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The graph below shows a five-year comparison of the cumulative shareholder return on the Company’s Common Stock with the cumulative total return of the S&P Small cap 600 Index, the S&P 600 Electrical Equipment Index and the Russell 1000 Index, all of which are published indices. As our Electrical products segment now represents less than one-third of net sales, the S&P 600 Electrical Equipment Index is no longer a relevant benchmark for our stock. The Russell 1000 Index, a broader market index, will be used going forward.

Comparison of Five-Year Cumulative Total Return

From December 31, 2004 to December 31, 2009

Assumes $100 invested with Reinvestment of Dividends

	Base Period	INDEXED RETURNS
Company/Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

A O SMITH CORP	100.00	119.8	130.3	123.7	106.3	160.1

S&P SMALLCAP 600 INDEX	100.00	107.7	124.0	123.6	84.1	105.5

S&P 600 ELECTRICAL EQUIPMENT	100.00	111.1	150.4	166.5	110.4	139.1

RUSSELL 1000 INDEX	100.00	106.3	122.7	129.8	81.0	104.0

ITEM 6 – SELECTED FINANCIAL DATA

The data presented in the table below includes the impact of the company’s merger transaction with Smith Investment Company (SICO) which closed on April 22, 2009 and is discussed further in the Consolidation section of Note 1 of the Notes to Consolidated Financial Statements. The data for the years prior to 2009 differ from the presentation in previous year’s Form 10-K’s as a result of restatement for the SICO transaction.

(dollars in millions, except per share amounts)

	Years ended December 31
	2009(1)	2008	2007	2006(2)	2005(3)
Net sales	$1,991.5	$2,304.9	$2,312.1	$2,161.3	$1,689.2

Earnings
Continuing operations	89.6	77.6	86.5	74.1	44.3
Discontinued operations	-	(0.3)	4.3	0.6	(3.1)

Net earnings	89.6	77.3	90.8	74.7	41.2
Net earnings attributable to noncontrolling interest	(8.3)	(55.6)	(60.4)	(52.1)	(31.5)

Net earnings attributable to A. O. Smith Corporation	$81.3	$21.7	$30.4	$22.6	$9.7

Basic earnings per share of common stock
Before discontinued operations	$3.41	$2.32	$2.75	$2.32	$1.35
Discontinued operations	-	(0.03)	0.46	0.06	(0.33)

Net earnings	$3.41	$2.29	$3.21	$2.38	$1.02

Diluted earnings per share of common stock
Before discontinued operations	$3.39	$2.32	$2.75	$2.32	$1.35
Discontinued operations	-	(0.03)	0.46	0.06	(0.33)

Net earnings	$3.39	$2.29	$3.21	$2.38	$1.02

Cash dividends per common share	$.77	$.74	$.70	$.66	$.64

	December 31
	2009	2008	2007	2006	2005

Total assets	$1,901.3	$1,928.7	$1,910.4	$1,893.0	$1,356.2

Long-term debt (4)	232.1	317.3	387.6	442.1	174.4

Total stockholders’ equity	789.8	663.2	793.7	714.3	640.6

(1)	In November 2009, the company acquired an 80 percent interest in the water treatment business of Tianlong Holding Co., Ltd.

(2)

In April 2006, the company acquired GSW Inc., (GSW) a publicly traded Canadian based manufacturer of water heaters and building products. In December 2006, the company sold the building products segment of this business which was treated as a discontinued operation.

(3)	In November 2005, the company acquired Yueyang Zhongmin Special Electrical Machinery Co., Ltd.

(4)	Excludes the current portion of long-term debt.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

We achieved net earnings of $81.3 million or $3.39 per diluted share in 2009, compared with $21.7 million or $2.29 per diluted share in 2008 and $30.4 million or $3.21 per diluted share in 2007. Our reported earnings and earnings per share under GAAP have been impacted by required accounting related to our transaction with Smith Investment Company (SICO), which closed on April 22, 2009 and is discussed in more detail in Note 1 of the Notes to Condensed Consolidated Financial Statements. For accounting purposes, the former controlling shareholder, SICO, is treated as the acquirer even though we (A. O. Smith Corporation) are the surviving corporation from a legal standpoint. Prior year and current year earnings and earnings per share amounts reported by us include SICO earnings and shares outstanding as adjusted for the exchange ratio of the merger transaction prior to the closing date.

The primary accounting impact of the SICO transaction is in the calculation of earnings per share because the accounting rules require the use of SICO adjusted average shares outstanding prior to closing. Eliminating the impact of the transaction as set forth in the table below, non-GAAP net earnings in 2009 were $89.7 million or $2.96 per diluted share and compare with non-GAAP net earnings of $81.9 million or $2.70 per diluted share in 2008 and with non-GAAP net earnings of $88.2 million or $2.85 per diluted share in 2007. The 2009 non-GAAP earnings and earnings per diluted share set all time full year records.

We believe that presenting non-GAAP financial information permits investors to compare our financial results for the current period to our historical results for the periods reported. Although future discrete quarterly financial information will not be affected by the transaction, 2009 full year and previously reported periods were impacted. During 2010, we will continue to present non-GAAP earnings per share information for purposes of comparing the financial results of the current period to our historical financial results. Management also uses the non-GAAP information for all internal purposes of reporting results of operations including return on investment measures utilized in determining certain incentive-based compensation and employee profit sharing amounts. Below is a reconciliation of GAAP to non-GAAP earnings and earnings per share as discussed above.

A. O. Smith Corporation

Reconciliation of Non-GAAP Data

In millions, except per share amounts

	Total Year
	2009	2008	2007
Net earnings, as reported	$81.3	$21.7	$30.4
Add: Non-GAAP adjustments attributable to net earnings of non-controlling interest and SICO expenses	8.4	60.2	57.8

Adjusted earnings	$89.7	$81.9	$88.2

Average Common shares outstanding as reported (1)	24.0	9.5	9.5
Add: Non-GAAP adjustments to weighted average Common shares attributable to non-controlling interest	6.4	20.8	21.4

Adjusted average Common shares outstanding	30.4	30.3	30.9

Earnings per share, as reported	$3.39	$2.29	$3.21

Adjusted Earnings per Share	$2.96	$2.70	$2.85

The non-GAAP presentation of adjusted earnings per share should not be construed as an alternative to the results reported in accordance with U.S. GAAP. It is provided solely to assist in the investor’s understanding of the impact of these items on the comparability of the company’s operations

(1)	Reported shares are calculated as the weighted average of SICO shares prior to the closing and A. O. Smith shares after the closing

Our individual segment performance will be discussed later in this section.

Our working capital for continuing operations was $248.7 million at December 31, 2009 compared with $279.8 million and $304.5 million at December 31, 2008 and December 31, 2007, respectively. The $31.1 million reduction in working capital in 2009 resulted from lower inventory levels of $66.9 million, as a result of focused inventory reduction programs at both businesses and higher accounts payable at our Water Products segment as a result of improved vendor terms. These improvements were partially offset by a $71.4 million (non-cash) decline in our derivative contracts liability. The $14.9 million reduction in our working capital in 2008 resulted from the recognition of a $73.0 million (non-cash) liability for derivative contracts and lower accounts receivable balances at both businesses related to volume declines, which were partially offset by higher inventories and lower accounts payable balances at our Electrical Products segment and cash deposits of $22.5 million associated with derivative contracts.

Cash provided by operating activities during 2009 was an all-time record of $267.6 million compared with $98.4 million during 2008 and $185.4 million during 2007. A significant decline in our working capital needs this year compared with an increase last year and higher earnings explain the majority of the improved 2009 cash flow. Lower net earnings in 2008 compared with 2007 and the changes in cash-related working capital accounts described above explain the majority of the decline in 2008. We expect cash provided by operating activities to be between $115 and $125 million in 2010.

Our capital expenditures were $57.0 million in 2009, lower than the $66.1 million spent in 2008. Our capital spending in 2007 was $71.4 million. We are projecting 2010 capital expenditures of between $75 and $85 million and 2010 depreciation and amortization of approximately $75 million. 2010 capital spending includes the completion of the construction of the water heater manufacturing plant near Bangalore, India and the start of construction of a new water treatment manufacturing facility in China.

We have a $425 million multi-currency revolving credit facility with a group of eight banks which expires in February 2011. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants during all of calendar year 2009.

The facility backs up commercial paper and credit line borrowings, and it expires on February 17, 2011. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings, as well as drawings under the facility are classified as long-term debt. At December 31, 2009, we had available borrowing capacity of $308.3 million under this facility. We believe that the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future. We plan to have the replacement to this facility in place in the third quarter of 2010, and we do not anticipate any problems completing the new facility at this time.

Our acquisition of 80 percent of the water treatment business of Tianlong Holding Co., Ltd. of Hong Kong was completed on November 24, 2009 for $76.7 million. We used the record cash flow generated in 2009 to pay for the acquisition and pay down debt. Our total debt was $253.2 million at the end of December 2009 compared with $334.8 million at the end of 2008. Our leverage, as measured by the ratio of total debt to total capitalization, was 24.3 percent at the end of 2009 and 33.5 percent at the end of 2008.

GSW operated a captive insurance company to provide product liability and general liability insurance to its subsidiary, American Water Heater Company (American). We decided to cover American’s liability exposures with our existing insurance programs and operate the captive in runoff effective July 1, 2006. The reinsurance company restricts the amount of capital which must be maintained by the captive. At December 31, 2009, the restricted amount was $17.2 million compared with $26.3 million at the end of 2008 and is included in other non-current assets. The restricted assets are invested in money market securities.

In February 2007, our board of directors approved a stock repurchase program in the amount of one million shares of our common stock. During 2007, we completed the repurchase of all one million shares at an average cost of $36.62 per share. Our board approved an additional one million shares to be repurchased under this program at its December 2007 meeting. As of December 31, 2009, we have not repurchased any shares under the authorization approved in December 2007.

Our pension plan continues to meet all funding requirements under ERISA regulations. While we were not required to make a contribution to the plan in 2009, we elected to make a contribution of $50.8 million. We are not required to make a contribution in 2010; however, the company is forecasting contributions to the pension plan to be between $25 and $30 million in 2010 and between $40 and $50 million in 2011. For further information on our pension plan, see Note 12 of the Notes to Consolidated Financial Statements.

We have paid dividends for 70 consecutive years with payments increasing each of the last 18 years. We paid total dividends of $.77 per share in 2009 compared with $.74 per share in 2008.

Aggregate Contractual Obligations

A summary of our contractual obligations as of December 31, 2009, is as follows:

(dollars in millions)		Payments due by period
Contractual Obligations	Total	Less Than 1 year	1 - 3 Years	3 - 5 Years	More than 5 years
Long-term Debt	$253.2	$21.1	$153.8	$32.9	$45.4
Fixed Rate Interest	29.3	7.3	11.0	6.8	4.2
Operating Leases	53.2	15.4	15.8	8.6	13.4
Purchase Obligations	73.9	73.9	-	-	-
Other Liabilities:
Interest rate swap	1.0	1.0	-	-	-

Total	$410.6	$118.7	$180.6	$48.3	$63.0

As of December 31, 2009, the liability for uncertain income tax positions was $4.5 million. Due to the high degree of uncertainty regarding timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

We utilize blanket purchase orders to communicate expected annual requirements to many of our suppliers. Requirements under blanket purchase orders generally do not become committed until several weeks prior to the company’s scheduled unit production. The purchase obligation amount presented above represents the value of commitments considered firm.

RESULTS OF OPERATIONS

Our sales in 2009 were slightly less than $2.0 billion reflecting a decrease of approximately 14.0 percent from 2008 sales of $2.3 billion. The decline in sales resulted from lower volume for residential and commercial water heaters in North America and declining market demand at Electrical Products. Lower sales at both of our operating units reflect historically low levels of housing starts and reduced commercial construction activity caused by the global recession. Sales in 2008 were about equal to sales of $2.31 billion in 2007 as a $28.2 million increase in sales at our Water Products segment was more than offset by a $35.9 million decline in sales in our Electrical Products segment. The higher Water Products sales were due mostly to increased sales in China and material related price increases which were partially offset by significantly lower residential volume. The decline at Electrical Products resulted primarily from lower unit volumes associated with the weak housing market.

Our gross profit margin for 2009 was 25.1 percent compared to 21.6 percent in 2008 as both of our operating units experienced increased margins in 2009. The higher margins were due to lower material costs, benefits from prior years restructuring activities at Electrical Products as well as LIFO benefits and ongoing cost containment activities at both operations. Our gross profit margin in 2007 was 22.2 percent. The decline in 2008 margin resulted from lower margins at Water Products which more than offset increased margins at Electrical Products. The higher margins at Electrical Products were due to commercial contract improvements, including pricing, at targeted accounts and repositioning savings. The lower margins at Water Products were caused by higher raw material costs, primarily steel, and its related effect on warranty costs which were partially offset by improvements in pricing.

Selling, general and administrative expense (SG&A) was $7.3 million higher in 2009 than in 2008. The increased SG&A was associated with selling costs to support higher volume at the Water Products China operation. SG&A was $5.6 million lower in 2008 than in 2007 as lower product liability expense primarily associated with an adverse verdict in 2007 at Water Products and lower bad debt provisions at both our product operations more than offset higher SG&A in support of increased sales at our China water heater operation.

Pension expense in 2009 was $8.3 million compared to $4.0 million in 2008 and $12.2 million in 2007. The increase in pension expense from 2008 to 2009 was due to lower investment returns caused by a decline in plan assets due to the market downturn in 2008 and the associated higher amortization of deferred asset losses. The decrease in pension expense from 2007 to 2008 was due to an increase in the discount rate, lower amortization of deferred asset losses, and the absence of curtailment and other charges of $1.1 million.

We had pretax restructuring income of $0.3 million in 2009 and recorded pretax restructuring charges of $11.1 million and $24.6 million in 2008 and 2007, respectively. Our Electrical Products segment recognized 2009 restructuring income of $1.6 million resulting from the sale of its Shenzhen, China electric motor facility, as partially offset by moving costs associated with previous plant closures. The Shenzhen facility was sold to the Chinese government which exercised eminent domain relative to a road construction project. Corporate expense includes $1.3 million of 2009 restructuring charges, the majority of which is associated with the loss on sale of a vacated facility from a previously owned business. The majority of the charges in 2008, consisting primarily of severance and asset impairment, were associated with the plant closures initiated by Electrical Products in 2007 and completed in 2008. The 2008 charges also included $1.9 million of expenses incurred by SICO relative to the merger transaction. In 2007, $22.8 million of restructuring expense was recognized by Electrical Products with $12.0 million of the charge attributed to the closing of our operations in Scottsville, KY and Mebane, NC and the write down of other assets. The closing of these plants resulted in our hermetic motor assembly operations being consolidated in Acuna, Mexico and Suzhou, China. A pretax charge of $9.2 million associated with the closing of our motor facility in Budapest, Hungary was also included in the 2007 charge. A pretax charge of $1.6 million was also included in the 2007 Electrical Products charge for certain other domestic repositioning and asset write down expenses. In addition to the 2007 restructuring charges at Electrical Products, we also recognized a $1.9 million corporate charge related to a previously owned business.

Interest expense was $11.8 million, $19.8 million and $27.6 million in 2009, 2008 and 2007, respectively. The continuous decline is a result of lower interest rates and lower debt levels.

Net other expense was $3.0 million and $1.9 million in 2009 and 2008, respectively. Net other income in 2007 was $1.2 million. Interest income on restricted marketable securities declined by $0.7 million in 2009 and $1.0 million in 2008 due to the liquidation of short term securities amounting to $8.9 million and $12.0 million in 2009 and 2008, respectively. The remainder of the differential in net other expense is due to increased exchange losses in 2009 and 2008 as foreign currencies continued to strengthen against the U.S. dollar.

Our effective tax rate was 24.8 percent in 2009, 26.1 percent in 2008, and 11.3 percent in 2007. The 2007 effective rate included a $3.7 million tax benefit upon completion of tax audits and lapse of statutes of limitations for uncertain tax positions and a $1.1 million China investment incentive tax benefit. Also included in the 2007 rate is a $9.9 million tax benefit associated with the write-off of the investment in our Hungarian subsidiary.

Our 2009 net earnings on a GAAP basis were $81.3 million or $3.39 per share compared with $21.7 million or $2.29 per share in 2008 and $30.4 million or $3.21 per share in 2007. On a Non-GAAP basis, 2009 net earnings were $89.7 million or $2.96 per share compared with $81.9 million or $2.70 per share in 2008 and $88.2 million or $2.85 per share in 2007. Please refer to Liquidity and Capital Resources for further discussion of net earnings.

Water Products

Sales for our Water Products segment were $1.38 billion in 2009 or 5.2 percent lower than sales of $1.45 billion in 2008. Sales at our China water heater operation increased by $34.5 million or 18.5 percent to $221.1 million in 2009. Our strong growth in China, as well as improved year-over-year pricing, was more than offset by lower residential and commercial volume in North America, reflecting continuing softness in the domestic housing market and a slowdown in the commercial water heater business. Sales in 2008 increased modestly over sales of $1.42 billion in 2007. While 2008 sales at our China water heater operation increased by $40.1 million, sales for residential water heaters were significantly lower in 2008 and partially offset the growth in China.

Operating earnings for Water Products were $148.9 million in 2009 or 10.5 percent higher than earnings of $134.7 million in 2008. The improvement in 2009 earnings resulted from increased higher margin China volumes, continued aggressive cost reduction programs and lower material costs. Operating earnings of $134.7 million in 2008 were 10.2 percent lower than earnings of $150.0 million in 2007. The impact of growth in China and lower SG&A was more than offset by lower residential volume and higher costs for raw materials and components which were not recovered with price increases.

Electrical Products

Sales for our Electrical Products segment in 2009 were $620.4 million or 27.7 percent lower than 2008 as a result of weak residential and commercial construction markets due to the global recession. Sales in 2008 of $858.1 million were 4.0 percent lower than 2007. In 2008 increased selling prices to offset higher costs for raw materials were more than offset by lower unit volume caused by the weak housing market as well as customer inventory reductions at the end of the year.

Operating earnings at our Electrical Products segment were $32.5 million in 2009 compared with $39.1 million in 2008. The lower earnings were due to significant volume declines which were partially offset by repositioning savings, cost reduction activities, and lower raw material and restructuring charges. Additionally, the 2009 earnings included a $6.6 million incremental favorable LIFO adjustment, net of lower absorption of fixed costs resulting from substantial reductions in inventory levels. Also included in 2009 earnings was net restructuring income of $1.6 million as mentioned previously in the discussion of consolidated restructuring costs. Operating earnings of $39.1 million in 2008 compared with $23.1 million in 2007 due to a decrease in restructuring charges from $22.8 million in 2007 to $8.7 million in 2008.

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

Product warranty

Our products carry warranties that generally range from one to ten years and are based on terms that are generally accepted in the market. We provide for the estimated cost of product warranty at the time of sale. The product warranty provision is estimated based upon warranty loss experience using actual historical failure rates and estimated costs of product replacement. The variables used in the calculation of the provision are reviewed on a periodic basis. At times, warranty issues may arise which are beyond the scope of our historical experience. While our warranty costs have historically been within calculated estimates, it is possible that future warranty costs could differ significantly from those estimates. We provide for any such warranty issues as they become known and estimable. The allocation of the warranty liability between current and long-term is based on the expected warranty liability to be paid in the next year as determined by historical product failure rates.

Product liability

Due to the nature of our products, we are subject to product liability claims in the normal course of business. A majority of these claims involve our Water Products business. We maintain insurance to reduce our risk. Most insurance coverage includes self-insured retentions that vary by year. As of December 31, 2009, we maintained a self-insured retention of $5.0 million per occurrence with an aggregate insurance limit of $125.0 million per occurrence.

GSW insurance coverage included self-insurance retentions that varied by business segment and by year. Effective April 3, 2006, GSW maintained a $25.0 million aggregate loss retention through self-insurance and captive insurance company coverage. GSW claims occurring on or after July 1, 2006 are covered under the company’s insurance program.

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

Pensions

We have significant pension benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 8.75 percent in 2009, unchanged from 2008. The discount rate used to determine net periodic pension costs increased from 6.50 percent in 2008 to 6.60 percent in 2009. In 2010, the rate of return on plan assets is 8.75 percent and the discount rate is 5.80 percent.

In developing our expected long-term rate of return assumption, we evaluate our pension plan’s target asset allocation, the historical long-term rates of return of equity and bond indices and the actual historical returns of our pension plan. Our plan’s target allocation to equity managers is between 60 to 70 percent, with the remainder allocated primarily to bond managers and a small allocation to private equity managers. Our actual asset allocation as of December 31, 2009, was 60 percent to equity managers, 30 percent to bond managers, five percent to private equity managers and the remainder in money market instruments. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. Our pension plan’s historical 10-year and 25-year compounded annualized returns are 3.6 percent and 10.7 percent, respectively. We believe that with our target allocation and the historical long-term returns of equity and bond indices as well as our actual historical returns, our 8.75 percent expected return on assets for 2010 is reasonable.

The discount rate assumptions used to determine future pension obligations at December 31, 2009, 2008 and 2007 were based on the Hewitt top quartile yield Curve (HTQ), which was designed by Hewitt Associates to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The HTQ is a hypothetical double A yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the HTQ is required to have a rating of Aa or better by Moody’s Investor Service, Inc. or a rating of AA or better by Standard & Poor’s. Because of the volatile bond market, we adjusted our discount rate as of December 31, 2008 to take into account the effect of bonds that were on credit watch on December 31, 2008 and were subsequently downgraded below a AA rating before January 15, 2009. The discount rates determined on the basis described above were 5.80 percent, 6.60 percent and 6.50 percent at December 31, 2009, 2008 and 2007, respectively. We will continue to evaluate our actuarial assumptions at least annually, and we will adjust the assumptions as necessary.

We estimate that we will recognize approximately $13.0 million of pension expense in 2010 compared to $8.3 million in 2009. Lowering the expected long-term rate of return on assets by 25 basis points would increase our net pension expense for 2010 by approximately $1.6 million. Lowering the discount rate by 25 basis points would increase our 2010 net pension expense by approximately $1.1 million.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Codification Statement (“ASC”) Sub-topic 855-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 165), “Subsequent Events”. Sub-topic 855-10 addresses the types and timing of events that should be reported in the financial statements for events that occur between the balance sheet date and the date the financial statements are issued or available to be issued. We reviewed events for possible inclusion in the financial statements through our filing date of February 26, 2010.

In March 2008, the FASB issued ASC Sub-topic 815-10, “Derivatives and Hedging”. Sub-topic 815-10 (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133”), is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. ASC 815-10 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133 and is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This pronouncement encourages, but does not require, comparative disclosures for periods prior to its initial adoption. We adopted ASC 815-10 on January 1, 2009. Adoption of this statement did not have a material impact on our consolidated financial condition, results of operations or cash flows. See Note 1 for further discussion.

In December 2007, the FASB issued ASC Sub-topic 810-10-65, “Consolidations”, (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”). This pronouncement changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method changes the accounting for transactions with minority interest holders and is effective beginning in 2009. We adopted ASC 810-10-65 on January 1, 2009. Adoption of this statement has impacted our accounting for the SICO transaction as well as the acquisition of Tianlong Holding Co., Ltd. and has been incorporated in the accompanying financial statements.

In December 2007, the FASB issued ASC Sub-topic 805-10, “Business Combinations”, (formerly SFAS No. 141(R)). ASC 805-10 requires us to continue to follow prior guidance for certain aspects of business combinations, with additional guidance provided defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. In addition, certain transaction costs previously capitalized as part of the purchase price will be expensed as incurred. Also, under ASC 805-10 adjustments associated with changes in tax contingencies that occur after the one year measurement period are recorded as adjustments to income. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008; however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 1, 2009. We have adopted ASC 805-10 on January 1, 2009 and incorporated the impact of this statement in the accounting for the SICO transaction and the acquisition of Tianlong Holding Co., Ltd.

Outlook

There are a number of positive trends going into 2010, most notably continued growth in China and India, a full year of our new water treatment business, and evidence of improved demand in many of our global motor markets. We remain cautious because of continued weakness in new commercial construction activity and rising commodity costs. Consequently, we expect earnings per share to be in the range of $2.95 to $3.25 in 2010.

OTHER MATTERS

Environmental

Our operations are governed by a number of federal, state, local and foreign environmental laws concerning the generation and management of hazardous materials, the discharge of pollutants into the environment and remediation of sites owned by the company or third parties. We have expended financial and managerial resources complying with such laws. Expenditures related to environmental matters were not material in 2009 and are not expected to be material in any single year. We have accrued amounts associated with environmental obligations at various facilities and we believe these reserves are sufficient to cover reasonably anticipated remediation costs. Although we believe that our operations are substantially in compliance with such laws and maintain procedures designed to maintain compliance, there are no assurances that substantial additional costs for compliance will not be incurred in the future. However, since the same laws govern our competitors, we should not be placed at a competitive disadvantage.

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

Commodity risks include raw material price fluctuations. We use futures contracts to fix the cost of our expected needs for certain raw materials (i.e. copper and aluminum) with the objective of reducing price risk. Futures contracts are purchased over time periods and at volume levels which approximate expected usage. At December 31, 2009, we had commodity futures contracts amounting to $33.5 million of commodity purchases. A hypothetical ten percent change in the underlying commodity price of such contracts would have a potential impact of $3.4 million. It is important to note that gains and losses from our futures contract activities will be offset by gains and losses in the underlying commodity purchase transactions being hedged.

In addition, we enter into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. At December 31, 2009, we had net foreign currency contracts outstanding of $119.8 million. Assuming a hypothetical ten percent movement in the respective currencies, the potential foreign exchange gain or loss associated with the change in rates would amount to $12.0 million. It is important to note that gains and losses from our forward contract activities will be offset by gains and losses in the underlying transactions being hedged.

Our earnings exposure related to movements in interest rates is primarily derived from outstanding floating-rate debt instruments that are determined by short-term money market rates. At December 31, 2009, we had $91.7 million in outstanding floating-rate debt with a weighted-average interest rate of 0.8 percent at year end. A hypothetical ten percent annual increase or decrease in the year-end average cost of our outstanding floating-rate debt would result in a change in annual pretax interest expense of approximately $0.1 million.

Smith Investment Company Transaction

On December 9, 2008, we entered into a merger agreement with our largest stockholder, Smith Investment Company (SICO), providing for SICO to become a wholly-owned subsidiary of our company in a tax free exchange. As a result of the merger, the stockholders of SICO now own shares of our company directly, rather than through SICO. Pursuant to the merger agreement, stockholders of SICO received 2.396 shares of our Class A Common Stock and 0.463 shares of our Common Stock for each share of SICO they held, subject to a portion of the Common Stock being placed in escrow to satisfy indemnity claims that we may have under the merger agreement. Prior to the merger, SICO owned approximately 97.9 percent of our outstanding Class A Common Stock and approximately 7.1% of our outstanding Common Stock. The merger agreement was approved by our stockholders on April 14, 2009 and was consummated on April 22, 2009.

The transaction with SICO has been accounted for as a reverse acquisition with SICO as the accounting acquirer and our company (which is the surviving entity for legal purposes) as the accounting acquiree. As this is a common control transaction under ASC 805 Business Combinations (formerly FAS 141(R)), the transaction is accounted for as an equity transaction under ASC 810-10 Consolidations (formerly FAS 160). The acquisition of a non-controlling interest does not require purchase accounting.

Furthermore, because SICO is the continuing reporting entity for accounting purposes, the reports filed by us as the surviving corporation in the transaction will parallel the financial reporting required under GAAP and SEC reporting rules as if SICO were the legal successor as of the date of the transaction. Accordingly, prior period financial information presented in our financial statements reflects the historical activity of SICO.

On January 19, 2009, SICO distributed all of its assets and liabilities other than its ownership of our stock. These assets and liabilities related primarily to the multicolor printing business conducted through Berlin Industries, Inc. and the commercial warehousing, trucking and packaging business conducted through Central States Distribution Service, Inc. For periods prior to this distribution, the results of operations, net assets and cash flows for these businesses have been classified as discontinued operations in the accompanying financial statements.

Forward-Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include the following: significant volatility in raw material prices; competitive pressures on the company’s businesses; inability to implement pricing actions; negative impact of future pension contributions on the company’s ability to generate cash flow; instability in the company’s electric motor and water products markets; further weakening in housing construction; further weakening in commercial construction; timing of any recoveries in housing or commercial construction; a slowdown in the Chinese economy; further adverse changes in customer liquidity and general economic and capital market conditions; the impact of acquisition accounting or non-GAAP financial measures on the company’s financial statements; or difficulties in integrating the China acquisition, and realizing future growth and profit expectations. Forward-looking statements included in this filing are made only as of the date of this filing, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” above.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

A. O. Smith Corporation

We have audited the accompanying consolidated balance sheets of A. O. Smith Corporation as of December 31, 2009 and 2008, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. O. Smith Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 of the consolidated financial statements, effective January 1, 2009, the Company changed its method of accounting for noncontrolling interests to conform with Accounting Codification Statement sub-topic 810-10-65, “Consolidations”, (formerly Statement of Financial Accounting Standards No. 160 Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), A. O. Smith Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 26, 2010

CONSOLIDATED BALANCE SHEETS

December 31 (dollars in millions)

	2009	2008
Assets
Current Assets
Cash and cash equivalents	$76.3	$35.3
Receivables	373.6	363.5
Inventories	215.1	282.0
Deferred income taxes	26.6	64.2
Other current assets	48.4	46.6
Current assets - discontinued SICO operations	-	31.9

Total Current Assets	740.0	823.5

Net property, plant and equipment	412.3	419.1
Goodwill	567.8	505.1
Other intangibles	119.5	78.3
Deferred income taxes	22.2	52.3
Other assets	39.5	50.4

Total Assets	$1,901.3	$1,928.7

Liabilities
Current Liabilities
Trade payables	$312.9	$274.8
Accrued payroll and benefits	51.6	44.4
Derivative contracts liability	1.6	73.0
Accrued liabilities	58.0	55.9
Product warranties	38.7	40.2
Income taxes	7.4	6.0
Long-term debt due within one year	21.1	17.5
Current liabilities - discontinued SICO operations	-	3.3

Total Current Liabilities	491.3	515.1

Long-term debt	232.1	317.3
Product warranties	74.2	71.6
Post-retirement benefit obligation	15.5	15.4
Pension liabilities	232.8	264.0
Other liabilities	65.6	69.5

Total Liabilities	1,111.5	1,252.9

Commitments and contingencies

Redeemable Stock	-	12.6

Stockholders’ Equity
Preferred Stock	-	-
Class A Common Stock (shares issued 5,240,074 and 8,067,252)	26.2	40.3
Common Stock (shares issued 27,166,486 and 1,559,076)	27.2	1.6
Capital in excess of par value	662.7	(41.6)
Retained earnings	365.4	316.1
Accumulated other comprehensive loss	(230.9)	(89.8)
Treasury stock at cost	(79.9)	-
Noncontrolling interest	19.1	436.6

Total Stockholders’ Equity	789.8	663.2

Total Liabilities and Stockholders’ Equity	$1,901.3	$1,928.7

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF EARNINGS

Years ended December 31 (dollars in millions, except per share amounts)

	2009	2008	2007
Continuing Operations
Net sales	$1,991.5	$2,304.9	$2,312.1
Cost of products sold	1,490.8	1,807.4	1,798.7

Gross profit	500.7	497.5	513.4
Selling, general and administrative expenses	366.6	359.3	364.9
Restructuring and other charges/(income)	(0.3)	11.1	24.6
Interest expense	11.8	19.8	27.6
Other (income) expense - net	3.0	1.9	(1.2)

Earnings before provision for income taxes	119.6	105.4	97.5
Provision for income taxes	29.6	27.5	11.0

Earnings before equity loss in joint venture and discontinued operations	90.0	77.9	86.5
Equity loss in joint venture	(0.4)	(0.3)	-

Earnings from Continuing Operations	89.6	77.6	86.5
Discontinued Operations
Earnings from discontinued operations, less (benefit) provision for income taxes of $(0.2) in 2008 and $2.7 in 2007	-	(0.3)	4.3

Net Earnings	89.6	77.3	90.8
Less: Net earnings attributable to noncontrolling interest	(8.3)	(55.6)	(60.4)

Net earnings attributable to A. O. Smith Corporation	$81.3	$21.7	$30.4

Net Earnings Per Share of Common Stock
Before Discontinued Operations	$3.41	$2.32	$2.75
Discontinued Operations	-	(0.03)	0.45

Net Earnings	$3.41	$2.29	$3.21

Diluted Net Earnings Per Share of Common Stock
Before Discontinued Operations	$3.39	$2.32	$2.75
Discontinued Operations	-	(0.03)	0.45

Net Earnings	$3.39	$2.29	$3.21

CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS (LOSS)

Years ended December 31 (dollars in millions)
	2009	2008	2007
Net Earnings	$81.3	$21.7	$30.4
Other comprehensive earnings (loss)
Foreign currency translation adjustments	2.9	5.6	7.9
Unrealized net gain (loss) on cash flow derivative instruments, less related income tax effect of $(35.0) in 2009, $27.6 in 2008 and $7.4 in 2007	54.7	(43.1)	(11.5)
Change in pension liability less related income tax effect of $4.3 in 2009, $92.7 in 2008 and $(21.5) in 2007	(6.7)	(145.0)	33.8
Less comprehensive (earnings) loss attributable to noncontrolling interest	(12.3)	124.3	(20.5)
Reclass of accumulated comprehensive loss associated with noncontrolling interest	(179.7)	-	-

Comprehensive Earnings (Loss)	$(59.8)	$(36.5)	$40.1

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended December 31 (dollars in millions)

	2009	2008	2007
Continuing

Operating Activities
Earnings from Continuing Operations	$89.6	$77.6	$86.5
Adjustments to reconcile earnings from continuing operations to cash provided by operating activities:
Depreciation and amortization	67.5	66.3	67.6
Gain on sale of assets	(3.3)	(0.2)	(0.4)
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	125.3	(35.2)	28.1
Noncurrent assets and liabilities	(13.6)	(12.1)	2.2
Other	2.1	2.0	1.4

Cash Provided by Operating Activities	267.6	98.4	185.4

Investing Activities
Acquisition of businesses	(71.4)	-	-
Proceeds from sale of investments	8.9	12.0	-
Proceeds on sale of assets	9.6	2.6	11.6
Net cash distributed with spinoff of discontinued SICO businesses	(7.1)	-	-
Capital expenditures	(57.0)	(66.1)	(71.4)

Cash Used in Investing Activities	(117.0)	(51.5)	(59.8)

Financing Activities
Net repayments under notes payable	-	-	(4.7)
Long-term debt repaid	(95.9)	(50.1)	(63.0)
Purchases of treasury stock	-	-	(36.6)
Net proceeds from stock option activity	7.7	2.1	11.4
Dividends paid	(21.4)	(19.0)	(18.2)

Cash Used in Financing Activities	(109.6)	(67.0)	(111.1)

Discontinued
Cash provided by operating activities	-	2.6	14.7
Cash used in investing activities	-	(2.2)	(0.9)

Cash Provided by Discontinued Operations	-	0.4	13.8

Net increase (decrease) in cash and cash equivalents	41.0	(19.7)	28.3
Cash and cash equivalents-beginning of year	35.3	55.0	26.7

Cash and Cash Equivalents-End of Year	$76.3	$35.3	$55.0

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended December 31 (dollars in millions)

	2009	2008	2007
Class A Common Stock
Balance at the beginning of the year	$40.3	$40.3	$40.3
Reverse acquisition of SICO	0.5	-	-
Conversion of Class A Common Stock	(14.6)	-	-

Balance at the end of the year	$26.2	$40.3	$40.3

Common Stock
Balance at the beginning of the year	$1.6	$1.6	$1.6
Reverse acquisition of SICO	22.7	-	-
Conversion of Class A Common Stock	2.9	-	-

Balance at the end of the year	$27.2	$1.6	$1.6

Capital in Excess of Par Value
Balance at the beginning of the year	$(41.6)	$(41.6)	$(41.6)
Reverse acquisition of SICO	687.0	-	-
Conversion of Class A Common Stock	11.7	-	-
Issuance of share units	(0.1)	-	-
Stock based compensation expense	3.5	-	-
Exercise of stock options	(0.9)	-	-
Tax benefit from exercise of stock options and vesting of share units	2.9	-	-
Stock incentives and directors’ compensation	0.2	-	-

Balance at the end of the year	$662.7	$(41.6)	$(41.6)

Retained Earnings
Balance at the beginning of the year	$316.1	$310.1	$285.0
Net earnings	81.3	21.7	30.4
Effects of A.O. Smith Corporation stock options, stock compensation and stock repurchase activities	-	0.7	(1.9)
Activity related to the spin off of SICO discontinued businesses	(32.8)	-	-
Change in redeemable stock	-	(12.6)	-
Cash dividends on stock	(11.8)	(3.8)	(3.4)
Reverse acquisition of SICO	12.6	-	-

Balance at the end of the year	$365.4	$316.1	$310.1

Accumulated Other Comprehensive Loss
Balance at the beginning of the year	$(89.8)	$(31.7)	$(40.6)
Foreign currency translation adjustments	2.9	5.6	7.9
Unrealized net gain (loss) on cash flow derivative instruments, less related income tax effect of $(35.0) in 2009, $27.6 in 2008 and $7.4 in 2007	54.7	(43.1)	(11.5)
Change in pension liability less related income tax effect of $4.3 in 2009, $92.7 in 2008 and $(21.5) in 2007	(6.7)	(145.0)	33.8
Effects of A.O. Smith Corporation stock options, stock compensation and stock repurchase activities	-	0.1	(0.8)
Less noncontrolling interest in other comprehensive loss (gain)	(12.3)	124.3	(20.5)
Reverse acquisition of SICO	(179.7)	-	-

Balance at the end of the year	$(230.9)	$(89.8)	$(31.7)

Treasury Stock
Balance at the beginning of the year	$-	$-	$-
Reverse acquisition of SICO	(84.3)	-	-
Exercise of stock options, net of 258,238 shares surrendered as proceeds	4.4	-	-

Balance at the end of the year	$(79.9)	$-	$-

Noncontrolling Interest
Balance at the beginning of the year	$436.6	$515.0	$467.6
Net earnings	8.3	55.6	60.4
Cash dividends on stock	(7.8)	(15.2)	(14.6)
Comprehensive gain (loss)	12.3	(124.3)	20.5
Effects of A.O. Smith Corporation stock options, stock compensation and stock repurchase activities	-	5.5	(18.9)
Reverse acquisition of SICO	(449.4)	-	-
Acquisition of Tianlong Holding Co., Ltd.	19.2	-	-
Net earnings of Tianlong Holding Co., Ltd.	(0.1)	-	-

Balance at the end of the year	$19.1	$436.6	$515.0

Total Stockholders’ Equity	$789.8	$663.2	$793.7

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

On April 22, 2009, A. O. Smith Corporation closed on a merger transaction with Smith Investment Company (SICO). The merger was approved by the company’s stockholders on April 14, 2009.

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

On January 19, 2009, SICO distributed all of its assets and liabilities other than its ownership of company stock. These assets and liabilities related primarily to the multicolor printing business conducted through Berlin Industries, Inc. and the commercial warehousing, trucking and packaging business conducted through Central States Distribution Service, Inc. For periods prior to this distribution, the results of operations, net assets and cash flows for these businesses have been classified as discontinued operations in the accompanying financial statements.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

Fair value of financial instruments. The carrying amounts of cash and cash equivalents, receivables, floating rate debt and trade payables approximated fair value as of December 31, 2009 and 2008, due to the short maturities or frequent rate resets of these instruments. The fair value of term notes with insurance companies was approximately $142.5 million as of December 31, 2009 compared with the carrying amount of $136.5 million for the same period. The fair value is estimated based on current rates offered for debt with similar maturities.

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

1.	Organization and Significant Accounting Policies (continued)

Inventory valuation. Inventories are carried at lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for substantially all domestic inventories, which comprise 75 percent and 82 percent of the company’s total inventory at December 31, 2009 and 2008, respectively. Inventories of foreign subsidiaries and supplies are determined using the first-in, first-out (FIFO) method.

Property, plant and equipment. Property, plant and equipment are stated at cost. Depreciation is computed primarily by the straight-line method. The estimated service lives used to compute depreciation are generally 25 to 50 years for buildings, 3 to 20 years for equipment and 3 to 7 years for software. Maintenance and repair costs are expensed as incurred.

Goodwill and other intangibles. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis. Indefinite-lived assets totaled $45.2 million and $34.6 million at December 31, 2009 and 2008, respectively. Intangible assets of $42.2 million including $8.2 million with an indefinite life were recorded as a part of the Tianlong Holding Co., Ltd. acquisition (see Note 2). The remaining increase in 2009 and the total increase in 2008 was due to currency translation adjustments. Separable intangible assets primarily comprised of customer relationships that are not deemed to have an indefinite life are amortized on a straight-line basis over their estimated useful lives which range from 10 to 25 years. Amortization of $4.9 million, $4.3 million and $4.5 million was recorded in 2009, 2008 and 2007, respectively. In the future, amortization should approximate $6.5 million annually and the intangible assets will be amortized over a weighted average period of 14 years. Total accumulated amortization at December 31, 2009 and 2008 was $16.7 million and $12.5 million, respectively.

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

Commodity Futures Contracts

In addition to entering into supply arrangements in the normal course of business, the company also enters into futures contracts to fix the cost of certain raw material purchases, principally copper and aluminum, with the objective of minimizing changes in cost due to market price fluctuations. The hedging strategy for achieving this objective is to purchase commodities futures contracts on the open market of the London Metals Exchange (LME) or over the counter contracts based on the LME.

1.	Organization and Significant Accounting Policies (continued)

With one of its brokers, the company is required to make cash deposits on unrealized losses on commodity derivative contracts that exceed $10.0 million.

The after-tax gain of the effective portion of the contracts of $7.8 million as of December 31, 2009 was recorded in accumulated other comprehensive loss, and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The effective portion of the contracts will be reclassified within one year. Commodity hedges outstanding at December 31, 2009 are a total of approximately 14.7 million pounds of copper and aluminum.

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

Gains and losses on these instruments are recorded in accumulated other comprehensive loss, net of tax, until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive loss to the statement of earnings. The assessment of effectiveness for forward contracts is based on changes in the forward rates. These hedges have been determined to be effective.

The majority of the amounts in accumulated other comprehensive loss for cash flow hedges is expected to be reclassified into earnings within one year and all of the hedges will be reclassified into earnings no later than December 19, 2011. Losses of $(0.1) million were recognized in the third quarter of 2009 related to cancelled Chinese renminbi contracts.

The following table summarizes, by currency, the contractual amounts of the company’s foreign currency forward contracts.

December 31 (dollars in millions)	2009		2008
	Buy	Sell	Buy	Sell
Euro	$-	$1.5	$6.1	$1.9
Canadian dollar	-	18.9	-	17.1
Chinese renminbi	15.2	-	64.8	-
Mexican peso	84.1	-	110.3	-

Total	$99.3	$20.4	$181.2	$19.0

Interest Rate Swap Agreement

The company is exposed to interest rate risk as a result of its floating rate borrowings under its revolving credit facility. The company uses interest rate swaps to manage this risk. As of December 31, 2009, the company had one interest rate swap outstanding in the amount of $25 million that expires in November 2010.

The interest rate swap is designated and accounted for as a cash flow hedge of floating rate debt. A derivative interest rate liability of $1.0 million and $1.8 million as of December 31, 2009 and 2008, respectively were recorded in accrued liabilities. Gains and losses on this instrument are recorded in accumulated other comprehensive loss, net of tax, until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive loss to the statement of earnings. The assessment of effectiveness for the interest rate swap is based on changes in floating rate interest rates. This swap has been determined to be perfectly effective.

1.	Organization and Significant Accounting Policies (continued)

The impact of cash flow hedges on the company’s financial statements is as follows (dollars in millions):

Fair value of derivative instruments

December 31, 2009 (dollars in millions)	Balance Sheet Location	Fair Value
Commodities contracts	Other current assets	$12.7
Foreign currency contracts	Derivative contracts liability	(0.6)
	Other current assets	6.8
Interest rate swap contract	Derivative contracts liability	(1.0)

Total		$17.9

The effect of derivative instruments on the Statement of Earnings

Year ended December 31, 2009

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)	Location of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Location of gain/(loss) recognized in earnings on derivative (ineffective portion)	Amount of gain/(loss) recognized in earnings on a derivative (ineffective portion)
Commodities contracts	$32.0	Cost of products sold	$(31.7)	Cost of products sold	$1.2
Foreign currency contracts	8.6	Cost of products sold	(16.8)	N/A	-
Interest rate swap contract	(0.3)	Interest expense	(1.1)	N/A	-

	$40.3		$(49.6)		$1.2

Fair Value Measurements. The company adopted ASC 820 Fair Value Measurements and Disclosures (formerly SFAS 157) on January 1, 2008. ASC 820, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on the market approach which are prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Liabilities measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using

Description	Total December 31, 2009	Quoted Prices In Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)
Net derivative contracts	$ 17.9	$ 12.7	$ 5.2

1.	Organization and Significant Accounting Policies (continued)

There were no changes in our valuation techniques used to measure fair values on a recurring basis as a result of adopting ASC 820.

Revenue recognition. The company recognizes revenue upon transfer of title, which occurs upon shipment of the product to the customer except for certain export sales where transfer of title occurs when the product reaches the customer destination.

Contracts and customer purchase orders are used to determine the existence of a sales arrangement. Shipping documents are used to verify shipment. The company assesses whether the selling price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The company assesses collectibility based on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history, and does not require collateral on sales in most cases. The allowance for doubtful accounts was $5.2 million and $6.3 million at December 31, 2009 and 2008, respectively.

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

Advertising. The majority of advertising costs are charged to operations as incurred and amounted to $42.0, $40.3 and $38.0 million during 2009, 2008 and 2007, respectively.

Research and development. Research and development costs are charged to operations as incurred and amounted to $52.6, $48.5 and $47.8 million during 2009, 2008 and 2007, respectively.

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

The following table presents the company’s product warranty liability activity in 2009 and 2008:

Years ended December 31 (dollars in millions)	2009	2008
Balance at beginning of year	$111.8	$105.5
Expense	72.7	73.0
Claims settled	(71.6)	(66.7)

Balance at end of year	$112.9	$111.8

The company has recorded an $8 million receivable to recover certain costs from a vendor under an arrangement which existed prior to entering into litigation with the vendor in Tennessee State Court. The company believes collection of the receivable and any future amounts (possible to reach an additional $12 million) to be recovered related to this litigation is probable.

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

Stock-based compensation. The company follows ASC 718, Compensation - Stock Compensation (formerly SFAS 123(R)). Compensation cost is recognized using the straight-line method over the vesting period of the award. ASC 718 also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under prior literature. Excess tax deductions of $2.9 million, $1.1 million and $4.8 million were recognized as a financing cash flow in 2009, 2008 and 2007, respectively.

1.	Organization and Significant Accounting Policies (continued)

Earnings per share of common stock. The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	2009	2008	2007
Denominator for basic earnings per share - weighted-average shares outstanding	23,829,505	9,483,492	9,483,492
Effect of dilutive stock options, restricted stock and share units	125,066	-	-

Denominator for diluted earnings per share	23,954,571	9,483,492	9,483,492

The weighted average shares presented above have been impacted by the accounting treatment of the company’s transaction with SICO which closed on April 22, 2009 and is discussed in more detail earlier in Note 1 to the Notes to Consolidated Financial Statements. The primary accounting impact of the SICO transaction is in the calculation of earnings per share since the accounting rules require the use of SICO adjusted average shares outstanding rather than A. O. Smith Corporation average shares outstanding prior to the closing. The SICO average shares outstanding reflect the historical shares of SICO multiplied by their exchange ratio from the April 22, 2009 merger transaction. Subsequent to the closing, A. O. Smith Corporation average shares are used in the calculation.

Restricted marketable securities. The company acquired GSW in 2006. GSW operated a captive insurance company to provide product liability and general liability insurance to its subsidiary American Water Heater Co. (American). The company decided to cover American’s prospective liability exposures with its existing insurance programs and all product liability claims for events which occurred prior to July 1, 2006 will be financed by the captive. The reinsurance company restricts the amount of capital which must be maintained by the captive and this restricted amount is $17.2 million and $26.3 million at December 31, 2009 and 2008, respectively. The $17.2 million and $26.3 million of restricted money market instruments are included in other assets on the company’s balance sheet at December 31, 2009 and 2008, respectively. The cost of the money market instruments approximates fair value.

Recent accounting pronouncements. In May 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Sub-topic 855-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 165), “Subsequent Events”. Sub-topic 855-10 addresses the types and timing of events that should be reported in the financial statements for events that occur between the balance sheet date and the date the financial statements are issued or available to be issued. We reviewed events for possible inclusion in the financial statements through our filing date of February 26, 2010.

In March 2008, the FASB issued ASC Sub-topic 815-10, “Derivatives and Hedging”. Sub-topic 815-10 (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133”), is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. ASC 815-10 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133 and is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This pronouncement encourages, but does not require, comparative disclosures for periods prior to its initial adoption. We adopted ASC 815-10 on January 1, 2009. Adoption of this statement did not have a material impact on our consolidated financial condition, results of operations or cash flows. See Consolidation section of Note 1 for further discussion.

In December 2007, the FASB issued ASC Sub-topic 810-10-65, “Consolidations”, (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”). This pronouncement changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method changes the accounting for transactions with minority interest holders and is effective beginning in 2009. We adopted ASC 810-10-65 on January 1, 2009. Adoption of this statement has impacted our accounting for the SICO transaction as well as the acquisition of Tianlong Holding Co., Ltd. and has been incorporated in the accompanying financial statements.

1.	Organization and Significant Accounting Policies (continued)

In December 2007, the FASB issued ASC Sub-topic 805-10, “Business Combinations”, (formerly SFAS No. 141(R)). ASC 805-10 requires us to continue to follow prior guidance for certain aspects of business combinations, with additional guidance provided defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. In addition, certain transaction costs previously capitalized as part of the purchase price will be expensed as incurred. Also, under ASC 805-10 adjustments associated with changes in tax contingencies that occur after the one year measurement period are recorded as adjustments to income. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008; however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 1, 2009. We have adopted ASC 805-10 on January 1, 2009 and incorporated the impact of this statement in the accounting for the SICO transaction and the acquisition of Tianlong Holding Co., Ltd.

2.	Acquisitions

In November, 2009, the company acquired a majority interest in the water treatment business of Tianlong Holding Co. Ltd. of Hong Kong, with operations based in Shanghai, China. A newly formed company, A. O. Smith (Shanghai) Water Treatment Products Co. Ltd will hold the assets of the business, which manufactures and supplies reverse osmosis and other water treatment products to the China residential and commercial markets as well as export markets around the world.

The company acquired an 80 percent interest in the business at a total cost of $76.7 million, including fixed future payments of $5.7 million in 2010, subject to reductions for claims the company may make if there are any breaches of the representations and warranties made by the selling shareholder under the acquisition agreement. As required under ASC 805 the company recorded 100% of the fair value of the assets and liabilities as of the date of acquisition, with the 20 percent noncontrolling interest recorded in the equity section of the company’s balance sheet. The acquisition value exceeded the fair value of the assets acquired by $90.6 million, of which $55.4 million was recorded as goodwill and $42.2 million was recorded as intangible assets in the Water Products segment. In addition, $7.0 million of deferred tax liability associated with the intangible assets was recorded. The company is in the process of finalizing third-party appraisal of property, plant and equipment and valuation of certain intangible assets and, therefore, the allocation of the purchase price is subject to adjustment.

In April, 2009, the company acquired the assets of Applied Energy Recovery Systems Inc., a manufacturer of commercial and residential heat pump water heater products located in Norcross, Ga. The purchase price for the assets totaled $0.7 million, including a fixed future payment of $0.1 million due in 2010 and contingent future payments totaling $0.2 million due during the period 2010 through 2013 based on achievement of sales projections. All future payments are subject to reductions for claims the company may make if there are any breaches of the representations and warranties made by the seller under the asset purchase agreement. The purchase price exceeded the fair value of the assets acquired by $0.5 million which was recorded as goodwill in the Water Products segment.

Both acquisitions were accounted for under the purchase accounting method, and accordingly, the results of operations are included in the company’s financial statements from the date of acquisition.

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

In 2009, Electrical Products recognized 2009 restructuring income of $1.6 million resulting from the sale of its Shenzhen, China electric motor facility, as partially offset by moving costs associated with previous plant closures. The Shenzhen facility was sold to the Chinese government which exercised eminent domain relative to a road construction project.

The following table presents an analysis of the company’s Electrical Products restructuring reserve as of and for the years ended December 31, 2009, 2008 and 2007 (dollars in millions):

	Severance Costs	Asset Impairment	Other	Total
Balance at December 31, 2006	$1.5	$5.5	$-	$7.0
Expense recognized	3.7	18.1	1.0	22.8
Cash payments	(2.2)	-	(0.1)	(2.3)
Asset disposal/write-down	-	(23.6)	-	(23.6)

Balance at December 31, 2007	$3.0	$-	$0.9	$3.9
Expense recognized	4.2	2.9	1.6	8.7
Cash payments	(5.6)	-	(4.8)	(10.4)
Asset disposal/write-down	-	(2.9)	-	(2.9)
Cumulative translation adjustment	-	-	2.9	2.9

Balance at December 31, 2008	$1.6	$-	$0.6	$2.2
Expense (income) recognized	0.6	(3.0)	0.8	(1.6)
Cash receipts (payments)	(1.9)	8.7	(0.9)	5.9
Asset disposal/write-down	-	(5.7)	-	(5.7)

Balance at December 31, 2009	$0.3	$-	$0.5	$0.8

Other Charges – Tower Automotive, Inc.

The company was the primary lessee on a facility lease in Corydon, Indiana related to a business sold to Tower Automotive, Inc. (Tower) in 1997. The company entered into a sublease arrangement with Tower in 1997 with the same terms and conditions as the company’s lease. Tower filed for bankruptcy on February 2, 2005 and subsequently notified the company that it would reject the sublease arrangement effective October 1, 2005. In order to minimize costs, the company purchased the Corydon facility for $4.5 million on October 11, 2005. The company recognized $0.5 million of expense in both 2008 and 2007 related to facility maintenance and the company’s estimate of its ultimate net loss upon disposition of this facility. On March 26, 2009, the company sold the Corydon facility for $2.0 million which resulted in a $0.9 million loss that was recognized at the time of the sale.

3.    Restructuring and Other Charges (continued)

Other Charges – Previously Owned Businesses

The company recognized $0.4 million and $1.4 million of expense in 2009 and 2007, respectively, associated with retained liabilities of previously owned businesses which were sold by the company between 1997 – 2001. The majority of the $0.4 million recognized in 2009 is related to ongoing environmental liabilities. The majority of the $1.4 million expense in 2007 was related to certain costs associated with previously owned real estate.

4.    Statement of Cash Flows

Supplemental cash flow information is as follows:

Years ended December 31 (dollars in millions)	2009	2008	2007
Net change in current assets and liabilities, net of acquisitions:
Receivables	$(9.9)	$51.5	$(36.5)
Inventories	70.2	(20.2)	32.1
Other current assets	22.7	(27.6)	1.1
Trade payables	37.9	(31.3)	19.6
Accrued liabilities, including payroll and benefits	5.8	(8.5)	18.8
Income taxes payable	(1.4)	0.9	(7.0)

	$125.3	$(35.2)	$28.1

5.    Inventories

December 31 (dollars in millions)	2009	2008
Finished products	$142.9	$221.6
Work in process	41.3	55.7
Raw materials	99.4	125.1

Inventories, at FIFO cost	283.6	402.4
LIFO reserve	68.5	120.4

	$215.1	$282.0

The company recognized after-tax LIFO income of $9.2, $2.3 and $4.3 million in 2009, 2008 and 2007, respectively.

6.    Property, Plant and Equipment

December 31 (dollars in millions)	2009	2008
Land	$14.5	$11.6
Buildings	192.8	184.2
Equipment	739.6	741.5
Software	47.7	43.4

	994.6	980.7
Less accumulated depreciation and amortization	582.3	561.6

	$412.3	$419.1

7.	Goodwill

Changes in the carrying amount of goodwill during the years ended December 31, 2009 and 2008, consisted of the following:

(dollars in millions)	Water Products	Electrical Products	Total
Balance at December 31, 2007	$267.1	$245.8	$512.9
Currency translation adjustment	(10.0)	2.2	(7.8)

Balance at December 31, 2008	257.1	248.0	505.1
Acquisition of businesses (see Note 2)	55.9	-	55.9
Currency translation adjustment	6.9	(0.1)	6.8

Balance at December 31, 2009	$319.9	$247.9	$567.8

The company concluded that no impairment existed at the time of the annual impairment tests which were performed in the fourth quarters of 2009, 2008 and 2007. The two reporting units used to test goodwill for impairment are listed above.

8.	Debt and Lease Commitments

December 31 (dollars in millions)	2009	2008
Bank credit lines, average year-end interest rate of 1.5% for 2009 and 1.0% for 2008	$17.9	$23.6
Revolving credit agreement borrowings, average year-end interest rate of 0.6% for 2009 and 1.6% for 2008	70.0	90.0
Commercial paper, average year-end interest rate of 1.3% for 2009 and 2.4% for 2008	1.8	20.7
Term notes with insurance companies, expiring through 2018, average year-end interest rate of 5.9% for 2009 and 6.0% for 2008	108.0	125.4
Other notes, average year-end interest rate of 3.0% for 2008	-	6.5
Canadian revolving credit agreement borrowings, average year-end interest rate of 0.8% for 2009 and 2.0% for 2008	27.0	43.9
Canadian term notes with insurance companies, expiring through 2018, average year-end interest rate of 5.3% for 2009 and 2008	28.5	24.7

	253.2	334.8
Less long-term debt due within one year	21.1	17.5

Long-term debt	$232.1	$317.3

The company has a $425 million multi-year multi-currency revolving credit agreement with a group of eight banks, which expires on February 17, 2011. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowings under the company’s bank credit lines and commercial paper borrowings are supported by the revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt at December 31, 2009 and 2008. At its option, the company maintains either cash balances or pays fees for bank credit and services.

Scheduled maturities of long-term debt within each of the five years subsequent to December 31, 2009, are as follows: 2010—$21.1; 2011-$135.3; 2012-$18.6; 2013-$18.6; 2014-$14.3 million.

8.	Debt and Lease Commitments (continued)

Future minimum payments under non-cancelable operating leases relating mostly to office, manufacturing and warehouse facilities total $53.2 million and are due as follows: 2010 -$15.4; 2011-$9.6; 2012-$6.2; 2013-$4.6; 2014-$4.1, and thereafter - $13.3 million. Rent expense, including payments under operating leases, was $23.8, $25.0 and $26.6 million in 2009, 2008 and 2007, respectively.

Interest paid by the company was $11.9, $19.9 and $27.7 million in 2009, 2008 and 2007, respectively.

9.	Redeemable Stock

SICO had an agreement, which was terminated in 2009, with a stockholder to redeem common stock tendered by the estate of the stockholder, when deceased, sufficient to provide funds for estate taxes and expenses. The redemption price was based on the valuation used for federal estate tax purposes and could be satisfied in either cash or an equivalent amount of A. O. Smith Common Stock based on the market value at the date of redemption. The redemption agreement included a provision whereby SICO was not obligated to make a redemption if it would cause a violation of any provision of the company’s credit agreements or term loans. A debt agreement in place through October 30, 2008 included a covenant that limited SICO’s cumulative redemptions to $0.2 million.

At December 31, 2008, the aggregate number of outstanding shares covered by the redemption agreement was 167,173. In accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities”, the redeemable Common Stock was recorded outside of stockholders’ equity at December 31, 2008 based on the closing stock price of SICO’s Common Stock. The amount redeemable at December 31, 2007 was deemed immaterial to the consolidation financial statements.

10.	Stockholders’ Equity

The stockholders’ equity presented in the consolidated financial statements has been impacted by the accounting treatment of the company’s transaction with SICO which closed on April 22, 2009 and is discussed in more detail in Note 1 to the Notes to Consolidated Financial Statements. The primary impact on stockholders’ equity is that the accounting rules require the presentation of SICO’s stockholders’ equity prior to the transaction. Subsequent to the transaction, A. O. Smith Corporation stockholders’ equity activity is presented.

SICO’s authorized capital consisted of 10 million shares of Common Stock $.10 par value.

The Class A Common Stock and Common Stock presented for 2008 and 2007 reflect a stock split such that SICO Common Stock is converted into its controlling interest in A. O. Smith Corporation. The adjustment converts SICO Common Stock into shares of A. O. Smith Class A Common Stock and A. O. Smith Common Stock that SICO owns as of December 31, 2008 and 2007.

The company’s authorized capital consists of 3 million shares of Preferred Stock $1 par value, 14 million shares of Class A Common Stock $5 par value, and 60 million shares of Common Stock $1 par value. The Common Stock has equal dividend rights with Class A Common Stock and is entitled, as a class, to elect one-third of the Board of Directors and has 1/10th vote per share on all other matters. Class A Common Stock is convertible to Common Stock on a one for one basis.

During 2009, 2,910,563 shares of Class A Common Stock were converted into Common Stock. Regular dividends paid on the A. O. Smith Corporation Class A Common Stock and Common Stock amounted to $.77, $.74 and $.70 per share in 2009, 2008 and 2007, respectively.

In February 2007, the company’s Board of Directors authorized the purchase of up to 1,000,000 shares of its outstanding Common Stock. As of December 31, 2007, the company has completed this program at a total cost of $36.6 million. In December 2007, the company’s Board of Directors authorized the purchase of an additional 1,000,000 shares of its outstanding Common Stock. No shares were purchased in 2009 or 2008.

At December 31, 2009, 32,595 and 2,027,261 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

10.	Stockholders’ Equity (continued)

Accumulated other comprehensive loss is as follows:

December 31 (dollars in millions)	2009	2008
Cumulative foreign currency translation adjustments	$16.4	$13.4
Unrealized net gain (loss) on cash flow derivative instruments	10.9	(43.8)
Pension liability	(258.2)	(251.4)
Less noncontrolling interest in other comprehensive loss	-	192.0

	$(230.9)	$(89.8)

11.	Stock Based Compensation

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by shareholders in 2002. At the company’s annual meeting of stockholders on April 14, 2009, an amendment to the plan was approved to increase the authorized shares of Common Stock under the plan by 1,250,000. The number of shares available for granting of options or share units at December 31, 2009, was 1,669,705. Upon stock option exercise, restricted stock grant, or share unit vesting, shares are issued from Treasury stock.

Total stock based compensation cost recognized in 2009, 2008 and 2007 was $5.4, $5.0 and $4.6 million, respectively.

Stock options

The stock options granted in 2009, 2008 and 2007 have a three year pro rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2009, 2008 and 2007 expire ten years after date of grant. Stock option compensation recognized in 2009, 2008 and 2007 was $2.4, $1.9 and $1.7 million, respectively. Included in the stock option expense recognized in 2009, 2008 and 2007 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

Changes in option shares, all of which are Common Stock, were as follows:

	Weighted-Avg. Per Share	Years Ended December 31			(dollars in millions) Aggregate Intrinsic Value
	Exercise Price	2009	2008	2007
Outstanding at beginning of year	$28.40	1,289,067	1,117,434	1,443,900
Granted
2009--$24.60 to $32.49 per share	28.47	337,600
2008--$32.01 to $35.64 per share			212,500
2007--$38.76 to $40.27 per share				164,800
Exercised
2009--$13.56 to $29.20 per share	24.87	(539,500)			$ 8.1
2008--$18.31 to $29.20 per share			(40,067)		0.6
2007--$13.56 to $29.83 per share				(488,066)	12.4
Terminated
2008--$35.64 per share			(800)

2007--$29.20 to $38.76 per share				(3,200)

Outstanding at end of year
(2009--$13.56 to $40.27 per share)	30.18	1,087,167	1,289,067	1,117,434

Exercisable at end of year	28.36	554,267	963,034	845,601

11.	Stock Based Compensation (continued)

The aggregate intrinsic value for the outstanding and exercisable options as of December 31, 2009 is $14.4 million and $8.3 million, respectively. The average remaining contractual life for outstanding and exercisable options is 7 years and 5 years, respectively.

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and exercisable at December 31, 2009:

Range of Exercise Prices	Options Outstanding at December 31, 2009	Weighted- Average Exercise Price	Options Exercisable at December 31, 2009	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
$13.56 to $15.14	96,500	$14.71	96,500	$14.71	2 years
$23.98 to $29.20	550,567	27.89	220,067	27.15	8 years
$32.01 to $40.27	440,100	36.42	237,700	36.87	8 years

	1,087,167		554,267

The weighted-average fair value per option at the date of grant during 2009, 2008 and 2007, using the Black-Scholes option-pricing model, was $8.21, $11.59 and $14.43, respectively. Assumptions were as follows:

	2009	2008	2007
Expected life (years)	6.4	6.4	6.5
Risk-free interest rate	2.8%	3.7%	4.7%
Dividend yield	2.8%	2.0%	1.8%
Expected volatility	35.0%	35.1%	36.0%

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

Restricted stock and share units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 106,534, 144,008 and 68,600 share units under the plan in 2009, 2008 and 2007, respectively. Included in the 2008 grant are share units granted on April 30, 2008 which are subject to performance conditions and which will vest on December 31, 2010. The ultimate number of share units that will vest will range from zero to 96,000 based on the average of the company’s annual return on equity for the eleven quarters ending December 31, 2010. Compensation expense will be recognized ratably over the vesting period as long as achievement of the performance conditions is considered probable.

The restricted stock and share units were valued at $3.0, $4.9 and $2.7 million at the date of issuance in 2009, 2008 and 2007, respectively, and will be recognized as compensation expense ratably over the three-year vesting period. Compensation expense of $3.3, $3.1 and $2.9 million was recognized in 2009, 2008 and 2007, respectively. Included in share based compensation is expense associated with the accelerated vesting of share unit awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

11.	Stock Based Compensation (continued)

A summary of restricted stock and share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Outstanding at January 1, 2009	231,982	$35.40

Granted	106,534	28.38

Vested	(21,000)	36.03

Outstanding at December 31, 2009	317,516	$33.01

Total compensation expense for restricted stock and share units not yet recognized is $3.4 million at December 31, 2009. The weighted average period over which the expense is expected to be recognized is one year.

12.	Pension and Other Post-retirement Benefits

The company provides retirement benefits for all United States employees including benefits for employees of previously owned businesses which were earned up to the date of sale. The company also has several foreign pension plans, none of which are material to the company’s financial position.

The company has a defined contribution profit sharing and retirement plan covering the majority of its salaried nonunion employees which provides for annual company contributions of 35 percent to 140 percent of qualifying contributions made by participating employees. The amount of the company’s contributions in excess of 35 percent is dependent upon the company’s profitability. The company also has defined contribution plans for certain hourly employees which provide for matching company contributions.

The company also has a defined benefit plan for salaried employees and its non-union hourly workforce. In the fourth quarter, the company announced employees hired after Jan. 1, 2010, will not participate in the defined benefit plan, and benefit accruals for current salaried and non-union hourly employees will stop at the end of 2014. This change resulted in a plan curtailment and reduced the plan’s liability by $12.3 million. No curtailment gain was recognized because the reduction in liability was offset by existing unrecognized losses. An additional company contribution will be made to the defined contribution plan in lieu of participation in a defined benefit plan. The company also has defined benefit and contribution plans for certain union hourly employees.

The company has unfunded defined-benefit post-retirement plans covering certain hourly and salaried employees that provide medical and life insurance benefits from retirement to age 65. Certain hourly employees retiring after January 1, 1996, are subject to a maximum annual benefit and salaried employees hired after December 31, 1993, are not eligible for post-retirement medical benefits.

On December 31, 2006, the company adopted ASC 715, Compensation - Retirement Benefits (formerly SFAS 158). ASC 715 requires that the company recognize the overfunded or underfunded status of its defined benefit and retiree medical plans as an asset or liability in the balance sheet with changes in the funded status recognized through comprehensive income in the year in which they occur. The impact of adoption was a one time before tax charge to accumulated other comprehensive loss of $28.3 million.

12.	Pension and Other Post-retirement Benefits (continued)

Obligations and Funded Status

Pension and Post-Retirement Disclosure Information Under ASC 715

The following tables present the changes in benefit obligations, plan assets and funded status for domestic pension and post-retirement plans and the components of net periodic benefit costs.

	Pension Benefits		Post-retirement Benefits
Years ended December 31 (dollars in millions)	2009	2008	2009	2008
Accumulated Benefit Obligation (ABO) at December 31	$816.6	$760.4	N/A	N/A

Change in benefit obligations (PBO)
PBO at beginning of year	$(782.8)	$(777.1)	$(16.9)	$(17.2)
Service cost	(8.4)	(8.9)	(0.1)	(0.2)
Interest cost	(49.8)	(49.1)	(1.0)	(1.0)
Participant contributions	-	-	(0.3)	(0.4)
Plan amendments	12.3	(0.1)	-	-
Actuarial (loss)/gain including assumption changes	(57.2)	(8.0)	-	0.6
Benefits paid	59.2	60.4	1.3	1.3

PBO at end of year	$(826.7)	$(782.8)	$(17.0)	$(16.9)

Change in Fair Value of Plan Assets
Plan assets at beginning of year	$519.1	$737.9	$-	$-
Actual return on plan assets	83.3	(175.7)	-	-
Contribution by the company	50.8	17.3	1.0	0.9
Participant contributions	-	-	0.3	0.4
Benefits paid	(59.2)	(60.4)	(1.3)	(1.3)

Plan assets at end of year	$594.0	$519.1	$-	$-

Funded status	$(232.7)	$(263.7)	$(17.0)	$(16.9)

Amount recognized in the balance sheet
Current liabilities	$-	$-	$(1.5)	$(1.5)
Non-current liabilities	(232.7)	(263.7)	(15.5)	(15.4)

Net pension liability at end of year	$(232.7)*	$(263.7)*	$(17.0)	$(16.9)

Amounts recognized in Accumulated Other Comprehensive Loss Before Tax
Net actuarial loss/(gain)	$425.8	$414.5	$(1.6)	$(1.7)
Prior service cost	-	(0.2)	-	0.1

Total recognized in accumulated other comprehensive loss	$425.8	$414.3	$(1.6)	$(1.6)

*	In addition the company has recorded a liability for a foreign pension plan of $0.1 million and $0.3 million at December 31, 2009 and 2008, respectively and an accumulated other comprehensive loss of $0.5 million at December 31, 2009 and 2008.

12.	Pension and Other Post-retirement Benefits (continued)

	Pension Benefits			Post-retirement Benefits
Years ended December 31 (dollars in millions)	2009	2008	2007	2009	2008	2007
Net periodic benefit cost
Service cost	$8.4	$8.9	$10.4	$0.2	$0.2	$0.2
Interest cost	49.8	49.1	47.6	1.0	1.0	1.0
Expected return on plan assets	(60.8)	(62.4)	(60.1)	-	-	-
Amortization of unrecognized:
Net actuarial loss	10.6	7.8	12.7	-	(0.1)	0.2
Prior service cost	0.3	0.6	0.5	-	-	-
Curtailment and other one-time charges	-	-	1.1	-	-	-

Defined-benefit plan cost	8.3	4.0	12.2	$1.2	$1.1	$1.4

Various U.S. defined contribution plans cost	6.5	5.4	6.9

	$14.8	$9.4	$19.1

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Earnings
Net actuarial (gain) loss	$34.8	$246.1	$(41.3)	$-	$(0.6)	$(0.8)
Amortization of net actuarial loss	(10.6)	(7.8)	(13.4)	-	0.1	0.1
Prior service cost	(12.4)	0.1	0.4	-	-	-
Amortization of prior service cost	(0.3)	(0.7)	(0.5)	-	-	-

Total recognized in other comprehensive earnings	11.5	237.7	(54.8)	-	(0.5)	(0.9)

Total Recognized in Net Periodic Cost and Other Comprehensive Earnings	$19.8	$241.8	$(42.6)	$1.2	$0.6	$0.5

The estimated net actuarial loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2010 are $17.5 million and $0.1 million, respectively. The estimated net actuarial loss and prior year service cost for the post-retirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2010 are each less than $0.3 million. As permitted under ASC 715, (formerly FASB Statement No. 87 and paragraph 53 of Statement No. 106), the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plan.

The 2009 and 2008 after tax adjustments for additional minimum pension liability resulted in other comprehensive gain (loss) of $(6.7) million and $(145.0) million, respectively.

Assumptions

Actuarial assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2009	2008	2009	2008
Discount rate	5.8%	6.6%	5.8%	6.6%
Average salary increases	4.0%	4.0%	4.0%	4.0%

Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
Years ended December 31	2009	2008	2007	2009	2008	2007
Discount rate	6.60%	6.50%	5.90%	6.60%	6.50%	5.90%
Expected long-term return on plan assets	8.75%	8.75%	8.75%	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

12.	Pension and Other Post-retirement Benefits (continued)

In developing the expected long-term rate of return assumption, the company evaluated its pension plan’s target and actual asset allocation and historical long-term rates of return of equity and bond indices. The company also considered its pension plan’s historical 10-year and 25-year compounded annualized returns of 3.6 percent and 10.7 percent, respectively.

Assumed health care cost trend rates

Assumed health care cost trend rates as of December 31 are as follows:

	2009	2008
Health care cost trend rate assumed for next year	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2014

A one-percentage-point change in the assumed health care cost trend rates would not result in a material impact on the company’s consolidated financial statements.

Plan Assets

The company’s pension plan weighted asset allocations as of December 31 by asset category are as follows:

Asset Category	2009	2008
Equity securities	60%	55%
Debt securities	30	36
Private equity	5	6
Other	5	3

	100%	100%

The following table presents the fair value measurement of plan assets as of December 31, 2009 (dollars in millions)

		Fair Value Measurements Using

Asset Category	Total	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)
Short-term investments	$ 28.2	$ -	$ -	$ 28.2

Equity Securities
Common stocks	258.7	258.7	-	-
Commingled equity funds	95.8	-	-	95.8

Fixed Income Securities
U.S. Treasury securities	33.9	33.9	-	-
Government agency securities	6.9	-	6.9	-
Government mortgage backed securities	4.1	-	4.1	-
Corporate asset backed securities	4.1	-	4.1	-
Other fixed income securities	30.1	-	30.1	-
Commingled fixed income funds	101.0	-	-	101.0

Other types of investments
Mutual funds	1.0	1.0	-	-
Private equity	29.4	-	-	29.4

Total fair value of plan asset investments	$ 593.2	$ 293.6	$ 45.2	$ 254.4

Non-investment plan assets	0.8

Total plan assets	$ 594.0

12.	Pension and Other Post-retirement Benefits (continued)

The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2009 (dollars in millions):

	Short Term Investments	Commingled Equity Funds	Commingled Fixed Income Funds	Private Equity	Total
Balance at December 31, 2008	$16.8	$70.0	$97.7	$32.3	$216.8

Actual return on plan assets:
Relating to assets still held at the reporting date	-	25.2	3.3	(8.1)	20.4
Relating to assets sold during the period	-	0.5	-	0.7	1.2
Purchases, sales and settlements	11.4	0.1	-	4.5	16.0
Transfers in and/or out of Level 3	-	-	-	-	-

Balance at December 31, 2009	$28.2	$95.8	$101.0	$29.4	$254.4

The company’s investment policies employ an approach whereby a diversified blend of equity and bond investments is used to maximize the long–term return of plan assets for a prudent level of risk. Equity investments are diversified across domestic and non–domestic stocks, as well as growth, value, and small to large capitalizations. Bond investments include corporate and government issues, with short–, mid– and long–term maturities, with a focus on investment grade when purchased. The company’s target allocation to equity managers is between 60 and 70 percent with the remainder allocated primarily to bonds and a small allocation to private equity managers. Investment and market risks are measured and monitored on an ongoing basis through regular investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

The company’s actual asset allocations are in line with target allocations. The company regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.

There were 32,393 shares of the company’s Class A Common Stock and 4,137 shares of Common Stock included in plan assets at December 31, 2009. The total market value of these shares at December 31, 2009 is $1.6 million. There is no company stock included in plan assets at December 31, 2008.

Cash Flows

In 2009, the company made contributions of $50.8 million and is not required to make a contribution in 2010. However, the company is anticipating making a contribution in 2010 in the range of $25.0 million to $30.0 million.

12.	Pension and Other Post-retirement Benefits (continued)

Estimated Future Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years ending December 31 (dollars in millions)	Pension Benefits	Post-retirement Benefits
2010	$60.0	$1.5
2011	59.6	1.5
2012	59.6	1.5
2013	59.9	1.4
2014	60.1	1.4
Years 2015 – 2019	307.5	6.4

13.	Income Taxes

The components of the provision for income taxes from continuing operations consisted of the following:

Years ended December 31 (dollars in millions)	2009	2008	2007
Current:
Federal	$(10.5)	$2.0	$6.3
State	2.9	2.9	4.2
International	17.4	14.4	3.9
Deferred:
Federal	20.7	8.5	(3.3)
State	2.1	0.5	(2.3)
International	(3.0)	(0.8)	2.2

	$29.6	$27.5	$11.0

The provision for income taxes differs from the U.S. federal statutory rate due to the following items:

Years ended December 31	2009	2008	2007
Provision at U.S. federal statutory rate	35.0%	35.0%	35.0%
U.S. tax benefit for closure of Budapest, Hungary facility	-	-	(10.1)
State income and franchise taxes, net of federal benefit	2.0	1.9	1.3
International income tax rate differential	(12.7)	(11.7)	(12.0)
Research tax credits	(1.1)	(0.7)	(0.7)
U.S. manufacturing deduction	-	(0.2)	(0.5)
Other	1.6	1.8	(1.7)

	24.8%	26.1%	11.3%

Components of earnings from continuing operations before income taxes were as follows:

Years ended December 31 (dollars in millions)	2009	2008	2007
United States	$37.9	$30.7	$40.6
International	81.7	74.7	56.9

	$119.6	$105.4	$97.5

Total taxes paid by the company amounted to $5.6, $15.7, and $14.1 million in 2009, 2008 and 2007, respectively. Included in the 2007 taxes paid are $4.2 million net tax payments for the companies acquired in 2006 relating to periods before the acquisition.

13.	Income Taxes (continued)

No provision for U.S. income taxes or foreign withholding taxes has been made on the undistributed earnings of foreign subsidiaries as such earnings are considered to be permanently invested. At December 31, 2009, the undistributed earnings amounted to $314.2 million. Determination of the amount of unrecognized deferred tax liability on the undistributed earnings is not practicable. In addition, no provision or benefits for U.S. income taxes have been made on foreign currency translation gains or losses.

The tax effects of temporary differences of assets and liabilities between income tax and financial reporting are as follows:

December 31 (dollars in millions)
	2009		2008
	Assets	Liabilities	Assets	Liabilities
Employee benefits	$98.8	$-	$115.3	$-
Product liability and warranties	61.7	-	62.7	-
Inventories	-	-	3.6	-
Property, plant and equipment	-	32.7	-	30.0
Intangibles	-	99.2	-	87.1
Restructuring	0.4	-	0.9	-
Environmental	3.7	-	3.5	-
Derivative instruments	-	7.0	28.5	-
Tax loss and credit carryovers	17.5	-	14.9	-
All other	10.5	-	8.1	-
Valuation allowance	(4.9)	-	(3.9)	-

	$187.7	$138.9	$233.6	$117.1

Net asset		$48.8		$116.5

These deferred tax assets and liabilities are classified in the balance sheet as current or long-term based on the balance sheet classification of the related assets and liabilities as follows:

December 31 (dollars in millions)	2009	2008
Current deferred income tax assets	$26.6	$64.2
Long-term deferred income tax assets	22.2	52.3

Net asset	$48.8	$116.5

The company has foreign net operating loss carryovers with tax benefits of $4.5 million of which $3.4 million have an unlimited carryover period and $0.6 million and $0.5 million expire in 2016 and 2017, respectively. Based on future realizability, a valuation allowance of $4.5 million has been established against the foreign net operating loss carryover tax benefits.

The company has a $6.7 million charitable contribution carryover of which $4.8 million expire in 2013 and $1.8 million expire in 2014. The company also has $0.7 million research tax credit carryovers that expire in 2029 and an alternative minimum tax credit carryover of $0.4 million that does not expire. The company also has state and local net operating loss carryovers having a tax value of $8.2 million and state and local tax credit carryovers of $1.0 million. These carryovers expire between 2010 and 2029. No valuation allowance has been established against the charitable contribution carryover. A $0.4 million valuation allowance has been established against the state and local carryover tax benefits.

The valuation allowance increased by $1.0 million for 2009 consisting of a $0.6 million increase for current year tax benefit of foreign loss carryovers and $0.4 million valuation allowance for state and local tax loss carryovers expiring in 2010—2013.

13.	Income Taxes (continued)

The Company adopted the provisions of FIN 48 on January 1, 2007. There was no cumulative effect of adoption recorded to retained earnings. A reconciliation of the beginning and ending amount of unrecognized benefits is as follows:

(Dollars in millions)	2009	2008
Balance at January 1	$5.5	$4.8
Additions based on tax positions related to the current year	1.8	0.8
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	(2.8)	(0.1)

Balance at December 31	$4.5	$5.5

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $3.9 million. The company recognizes potential interest and penalties related to unrecognized tax benefits as a component of tax expense. At January 1, 2008 there was $0.5 million of interest and penalties accrued. There was no net change to the interest and penalty accrual during 2009. It is anticipated there will be a $1.5 million decrease in total amount of unrecognized tax benefits in the next 12 months. The company’s U.S. federal tax returns for 2007-2009 are subject to audit. The company is subject to state and local audits for tax years 2004-2009. The company is subject to non-U.S. income tax examinations for years 2002-2009.

14.	Commitments and Contingencies

The company is a potentially responsible party in twelve judicial and administrative proceedings initiated on behalf of various state and federal regulatory agencies seeking to clean up sites which have been environmentally impacted and to recover costs they have incurred or will incur as to the sites.

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

The company is subject to various claims and pending lawsuits for product liability and other matters arising out of the conduct of the company’s business. With respect to product liability claims, the company has self-insured a portion of its product liability loss exposure for many years. The company has established reserves which it believes are adequate to cover incurred claims. For the years ended December 31, 2009 and 2008, the company had $125 million of product liability insurance for individual losses in excess of $5 million. The company periodically reevaluates its exposure on claims and lawsuits and makes adjustments to its reserves as appropriate. The company believes, based on current knowledge, consultation with counsel, adequate reserves and insurance coverage, that the outcome of such claims and lawsuits will not have a material adverse effect on the company’s financial position, results of operations or cash flows.

On June 30, 2009, the company commenced legal action in Tennessee State Court, located in Johnson City, Washington County, against a supplier seeking recovery of increased costs and damages that the company incurred due to an issue with a component part that they supplied that affects certain products that the company sold. The company has set up a portion of these costs as a receivable, and believes it will likely recover these costs and damages in the litigation.

15.	Operations by Segment

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

	Net Earnings			Net Sales
Years ended December 31 (dollars in millions)	2009	2008	2007	2009	2008	2007
Water Products	$148.9	$134.7	$150.0	$1,375.0	$1,451.3	$1,423.1
Electrical Products	32.5	39.1	23.1	620.4	858.1	894.0
Inter-segment	(0.1)	(0.1)	(0.2)	(3.9)	(4.5)	(5.0)

Total segments – operating earnings	181.3	173.7	172.9	$1,991.5	$2,304.9	$2,312.1

General corporate and research and development expenses	(50.3)	(48.8)	(47.8)
Interest expense	(11.8)	(19.8)	(27.6)

Earnings before income taxes	119.2	105.1	97.5
Provision for income taxes	(29.6)	(27.5)	(11.0)

Earnings from continuing operations	$89.6	$77.6	$86.5

Sales to a major customer within the Water Products segment totaled $246.7 and $254.1 million in 2009 and 2008, respectively which is 12% and 11% of the company’s net sales, respectively. Water Products 2009 and 2008 operating earnings includes an equity loss in joint venture of $0.4 million and $0.3 million, respectively.

Assets, depreciation and capital expenditures by segment

	Total Assets (December 31)			Depreciation and Amortization (Years Ended December 31)			Capital Expenditures (Years Ended December 31)
(dollars in millions)	2009	2008	2007	2009	2008	2007	2009	2008	2007
Water Products	$1,095.7	$984.2	$1,040.3	$37.7	$35.3	$34.7	$42.0	$40.9	$42.3
Electrical Products	621.6	718.1	704.0	29.3	30.5	32.3	14.3	24.9	28.6

Total segments	1,717.3	1,702.3	1,744.3	67.0	65.8	67.0	56.3	65.8	70.9
Corporate assets	184.0	194.5	129.8	0.5	0.5	0.6	0.7	0.3	0.5
SICO discontinued operations	-	31.9	36.3	-	-	-	-	-	-

Total	$1,901.3	$1,928.7	$1,910.4	$67.5	$66.3	$67.6	$57.0	$66.1	$71.4

The majority of corporate assets consists of cash and cash equivalents and deferred income taxes.

15.	Operations by Segment (continued)

Net sales and long-lived assets by geographic location

The following data by geographic area includes net sales based on product shipment destination and long-lived assets based on physical location. Long-lived assets include net property, plant and equipment and other long-term assets, other intangibles and long-lived assets of previously owned businesses.

	Long-lived Assets				Net Sales
(dollars in millions)	2009	2008	2007		2009	2008	2007

United States	$266.6	$274.9	$300.8	United States	$1,445.4	$1,711.3	$1,757.0

Mexico	96.9	107.1	105.4	China	261.3	240.5	197.6

China	90.7	94.8	70.8	Canada	168.2	166.7	171.9

Canada	46.3	42.3	55.6	Other Foreign	116.6	186.4	185.6

Other Foreign	11.8	2.3	3.7	Total	$1,991.5	$2,304.9	$2,312.1

Total	$512.3	$521.4	$536.3

16.	Quarterly Results of Operations (Unaudited)

(dollars in millions, except per share amounts)
	1st Quarter(1)		2nd Quarter		3rd Quarter		4th Quarter
	2009	2008	2009	2008	2009	2008	2009	2008
Net sales	$481.6	$571.4	$498.8	$622.2	$501.5	$602.7	$509.6	$508.6
Gross profit	101.4	132.6	122.5	141.6	138.5	123.6	138.3	99.7
Earnings
Continuing	8.6	21.1	23.8	31.1	34.6	20.6	22.6	4.8
Discontinued	-	0.1	-	0.2	-	(0.2)	-	(0.4)

Net earnings	8.6	21.2	23.8	31.3	34.6	20.4	22.6	4.4
Net earnings attributable to noncontrolling interest	(5.9)	(14.8)	(2.5)	(21.8)	-	(14.6)	0.1	(4.4)

Net earnings attributable to A. O. Smith Corporation	2.7	6.4	21.3	9.5	34.6	5.8	22.7	-

Basic earnings per share
Before discontinued operations	0.28	0.66	0.85	0.98	1.15	0.64	0.75	0.04
Discontinued operations	-	0.01	-	0.02	-	(0.03)	-	(0.04)

Net	0.28	0.67	0.85	1.00	1.15	0.61	0.75	-

Diluted earnings per share
Before discontinued operations	0.28	0.66	0.84	0.98	1.14	0.64	0.74	0.04
Discontinued operations	-	0.01	-	0.02	-	(0.03)	-	(0.04)

Net	0.28	0.67	0.84	1.00	1.14	0.61	0.74	-

Common dividends declared	0.19	0.18	0.19	0.18	0.195	0.19	0.195	0.19

(1)

The data presented above for the first quarter of 2009 and 2008 includes the impact of the company’s merger transaction with SICO which closed on April 22, 2009 and is discussed further in Note 1 of the Notes to Consolidated Financial Statements. The above data differs from the presentation in the company’s Form 10-Q for the quarterly period ended March 31, 2009 which reflected diluted earnings per share of $0.29 and $0.72 for the first quarters of 2009 and 2008, respectively.

16.	Quarterly Results of Operations (Unaudited) (continued)

Net earnings per share are computed separately for each period and, therefore, the sum of such quarterly per share amounts may differ from the total for the year. 2009 and 2008 fourth quarter net earnings included a $6.0 million and $2.4 million LIFO benefit, net of tax, respectively.

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

Management Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst and Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2009 as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the quarter ended December 31, 2009, that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

A.O. Smith Corporation

We have audited A.O. Smith Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). A.O. Smith Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, A.O. Smith Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of A.O. Smith Corporation as of December 31, 2009 and 2008, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 26, 2010

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the headings “Election of Directors” and “Board Committees” in the company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference. The information required regarding Executive Officers of the company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

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

The information included under the heading “Compliance with Section 16(a) of the Securities Exchange Act” in the company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information included under the headings “Executive Compensation,” "Director Compensation," "Report of the Personnel and Compensation Committee" and "Compensation Committee Interlocks and Insider Participation" in the company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the headings “Principal Stockholders” and “Security Ownership of Directors and Management” in the company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the company’s equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,087,167	30.18	1,987,221
Equity compensation plans not approved by security holders	-	-	-

Total	1,087,167	30.18	1,987,221

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information included under the headings “Director Independence and Financial Literacy”, “Compensation Committee Interlocks and Insider Participation” and “Procedure for Review of Related Party Transactions” in the company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information included under the heading “Report of the Audit Committee” in the company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) required by this Item 14 is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements of the Company
		Form 10-K Page Number

	The following consolidated financial statements of A. O. Smith Corporation are included in Item 8:

	Consolidated Balance Sheets at December 31, 2009 and 2008	27

	For each of the three years in the period ended December 31, 2009:
	- Consolidated Statement of Earnings	28
	- Consolidated Statement of Comprehensive Earnings	28
	- Consolidated Statement of Cash Flows	29
	- Consolidated Statement of Stockholders’ Equity	30

	Notes to Consolidated Financial Statements	31 -54

2.	Financial Statement Schedules

	Schedule II - Valuation and Qualifying Accounts	62

	Schedules not included have been omitted because they are not applicable.

3.	Exhibits - see the Index to Exhibits on pages 60-61 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K are listed as Exhibits 10(a) through 10(p) in the Index to Exhibits.

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
Paul W. Jones
Chief Executive Officer

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 26, 2010 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Signature

PAUL W. JONES	/s/ Paul W. Jones
Chairman of the Board of Directors and Chief Executive Officer	Paul W. Jones

TERRY M. MURPHY	/s/ Terry M. Murphy
Executive Vice President and Chief Financial Officer	Terry M. Murphy

JOHN J. KITA	/s/ John J. Kita
Senior Vice President Corporate Finance and Controller	John J. Kita

RONALD D. BROWN	/s/ Ronald D. Brown
Director	Ronald D. Brown

WILLIAM F. BUEHLER	/s/ William F. Buehler
Director	William F. Buehler

GLOSTER B. CURRENT, Jr.	/s/ Gloster B. Current, Jr.
Director	Gloster B. Current, Jr.

WILLIAM P. GREUBEL	/s/ William P. Greubel
Director	William P. Greubel

ROBERT J. O’TOOLE	/s/ Robert J. O’Toole
Director	Robert J. O’Toole

BRUCE M. SMITH	/s/ Bruce M. Smith
Director	Bruce M. Smith

MARK D. SMITH	/s/ Mark D. Smith
Director	Mark D. Smith

IDELLE K. WOLF	/s/ Idelle K. Wolf
Director	Idelle K. Wolf

GENE C. WULF	/s/ Gene C. Wulf
Director	Gene C. Wulf

INDEX TO EXHIBITS

Exhibit Number	Description

(2)		Agreement and Plan of Merger, dated as of December 9, 2008, among A. O. Smith Corporation, SICO Acquisition, LLC, Smith Investment Company and Smith Investment Company LLC, incorporated by reference to the current report on Form 8-K dated December 9, 2008.

(3)(i)		Amended and Restated Certificate of Incorporation of A. O. Smith Corporation as amended April 22, 2009, incorporated by reference to the current report on Form 8-K dated April 22, 2009.

(3)(ii)		By-laws of the corporation as amended April 11, 2006, incorporated by reference to the current report on Form 8-K dated April 22, 2009.

(4)	(a)	Amended and Restated Certificate of Incorporation of A. O. Smith Corporation as amended April 22, 2009, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended June 30, 2009.

	(b)	Credit Agreement, dated as of February 17, 2006, among A. O. Smith Corporation, various financial institutions, M&I Marshall & Ilsley Bank, U.S. Bank National Association and Wells Fargo Bank, N.A., as Co-Documentation Agents, and Bank of America, N.A., as Administrative Agent, incorporated by reference to the current report on Form 8-K filed dated February 23, 2006.

	(c)	The corporation has instruments that define the rights of holders of long-term debt that are not being filed with this Registration Statement in reliance upon Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of these instruments.

(10)	Material Contracts

	(a)	A. O. Smith Combined Incentive Compensation Plan, incorporated by reference as Exhibit A to the Proxy Statement filed on March 5, 2009 for the 2009 Annual Meeting of Stockholders.

	(b)	A. O. Smith Corporation Executive Life Insurance Plan, as amended January 1, 2009, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(c)	A. O. Smith Nonqualified Deferred Compensation Plan, adopted December 1, 2008, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(d)	A. O. Smith Corporation Executive Supplemental Pension Plan, as amended January 1, 2009, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(e)	A. O. Smith Corporation Executive Incentive Compensation Award Agreement, incorporated by reference to the Form S-8 Registration Statement filed by the corporation on July 30, 2007 (Reg. No. 333-144950).

	(f)	Offer Letter to Paul W. Jones, dated December 9, 2003, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2007.

	(g)	Offer Letter to Terry M. Murphy, dated October 17, 2005, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2007.

	(h)	Offer Letter to Ajita G. Rajendra, dated September 20, 2004, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2007.

	(i)	Amendment to Offer Letter to Ajita G. Rajendra dated February 25, 2009, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

INDEX TO EXHIBITS (continued)

Exhibit Number	Description

	(j)	Form of A. O. Smith Corporation Special Retention Award Agreement awarded on April 30, 2008, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended March 31, 2008.

	(k)	Change in Directors’ Compensation, dated July 14, 2008, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended June 30, 2008.

	(l)	A. O. Smith Support Agreement, dated as of December 9, 2008, among Smith Investment Company, A. O. Smith Corporation and SICO Acquisition LLC, incorporated by reference to the current report on Form 8-K dated December 9, 2008.

	(m)	SICO Support Agreement dated as of December 9, 2008, among Smith Investment Company, A. O. Smith Corporation and certain Smith Family stockholders of Smith Investment Company, incorporated by reference to the current report on Form 8-K dated December 9, 2008.

	(n)	Stockholder Agreement dated as of December 9, 2008, between A. O. Smith Corporation and each Smith Investment Company stockholder who becomes a signatory thereto, incorporated by reference to the current report on Form 8-K dated December 9, 2008.

	(o)	A. O. Smith Corporation Incentive Compensation Award Agreement, entered into with Paul W. Jones, dated November 5, 2008, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 21, 2008.

	(p)	A. O. Smith Corporation Senior Leadership Severance Plan, incorporated by reference to the quarterly report for Form 10-Q for the quarter ended June 30, 2009.

(21)		Subsidiaries.

(23)		Consent of Independent Registered Public Accounting Firm.

(31.1)		Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 26, 2010.

(31.2)		Certification by the Executive Vice-President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 26, 2010.

(32)		Written Statement of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

A. O. SMITH CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Years ended December 31, 2009, 2008 and 2007

Description	Balance at Beginning of Year	Charged to Costs and Expenses[1]	Acquisition of Businesses	Deductions[2]	Balance at End of Year
2009: Valuation allowance for trade and notes receivable	$6.3	$2.0	$-	$(3.1)	$5.2

2008: Valuation allowance for trade and notes receivable	$7.2	$1.2	$-	$(2.1)	$6.3

2007: Valuation allowance for trade and notes receivable	$3.6	$3.8	$0.2	$(0.4)	$7.2

[1]	Provision based upon estimated collection.

[2]	Uncollectible amounts/expenditures or adjustments charged against the reserve.