Form 10-Q
period 2010-03-31
SMITH A O CORP
filed 2010-05-05
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

Class A Common Stock Outstanding as of April 30, 2010 — 5,177,626 shares

Common Stock Outstanding as of April 30, 2010 — 25,340,039 shares

Index

A. O. Smith Corporation

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Three Months ended March 31, 2010 and 2009

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended March 31
	2010	2009
Water Products	$366.7	$339.0
Electrical Products	157.8	143.6
Inter-segment sales	(1.1)	(1.0)

Net Sales	523.4	481.6
Cost of products sold	378.8	380.2

Gross Profit	144.6	101.4
Selling, general and administrative expenses	97.5	84.7
Restructuring and other charges	0.9	1.4
Interest expense	2.6	3.2
Other expense - net	1.3	0.8

	42.3	11.3
Provision for income taxes	11.4	2.7

Earnings before equity loss in joint venture	30.9	8.6
Equity loss in joint venture	(0.1)	-

Net earnings	30.8	8.6
Net (earnings) loss attributable to noncontrolling interest	0.1	(5.9)

Net earnings attributable to A. O. Smith Corporation	$30.9	$2.7

Earnings per Common Share
Basic	$1.02	$0.28

Diluted	$1.01	$0.28

Dividends per Common Share	$0.195	$0.19

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2010 and December 31, 2009

(dollars in millions)

	(unaudited) March 31, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$79.8	$76.3
Receivables	405.7	373.6
Inventories	240.9	215.1
Deferred income taxes	24.5	26.6
Other current assets	54.9	48.4

Total Current Assets	805.8	740.0
Property, plant and equipment	993.5	994.6
Less accumulated depreciation	585.9	582.3

Net property, plant and equipment	407.6	412.3
Goodwill	569.7	567.8
Other intangibles	118.8	119.5
Deferred income taxes	17.7	22.2
Other assets	39.6	39.5

Total Assets	$1,959.2	$1,901.3

Liabilities
Current Liabilities
Short term debt	$149.1	$-
Trade payables	311.5	312.9
Accrued payroll and benefits	38.4	51.6
Accrued liabilities	72.9	67.0
Product warranties	39.7	38.7
Long-term debt due within one year	21.1	21.1

Total Current Liabilities	632.7	491.3
Long-term debt	116.4	232.1
Pension liabilities	235.8	232.8
Other liabilities	153.7	155.3

Total Liabilities	1,138.6	1,111.5
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 5,233,874 and 5,240,074	26.2	26.2
Common Stock, $1 par value: authorized 60,000,000 shares; issued 27,172,686 and 27,166,486	27.2	27.2
Capital in excess of par value	663.4	662.7
Retained earnings	390.4	365.4
Accumulated other comprehensive loss	(228.4)	(230.9)
Treasury stock at cost	(77.2)	(79.9)
Noncontrolling interest	19.0	19.1

Total Stockholders’ Equity	820.6	789.8

Total Liabilities and Stockholders’ Equity	$1,959.2	$1,901.3

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2010 and 2009 (dollars in millions)

(unaudited)

	Three Months Ended March 31
	2010	2009

Operating Activities

Net earnings	$30.8	$8.6
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	16.8	16.4
Loss on sale of assets	-	0.9
Net changes in operating assets and liabilities:
Current assets and liabilities	(69.5)	(21.2)
Noncurrent assets and liabilities	9.1	(1.2)
Other	0.2	(0.3)

Cash Provided by (Used in) Operating Activities	(12.6)	3.2

Investing Activities
Capital expenditures	(10.3)	(12.5)
Net cash distributed with spin off of discontinued SICO businesses	-	(7.0)
Proceeds from sale of marketable securities	-	7.5
Proceeds from sale of assets	-	2.0

Cash Used in Investing Activities	(10.3)	(10.0)

Financing Activities
Short-term debt incurred - net	29.7	-
Long-term debt incurred	-	26.6
Long-term debt retired	-	(6.5)
Net proceeds from stock option activity	2.6	-
Dividends paid	(5.9)	(3.9)

Cash Provided by Financing Activities	26.4	16.2

Net increase in cash and cash equivalents	3.5	9.4
Cash and cash equivalents - beginning of period	76.3	35.3

Cash and Cash Equivalents - End of Period	$79.8	$44.7

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K filed with the SEC on February 26, 2010.

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

Certain other prior year amounts have been reclassified to conform to the 2010 presentation.

2.	Inventories (dollars in millions)

	March 31, 2010	December 31, 2009
Finished products	$160.9	$142.9
Work in process	44.7	41.3
Raw materials	103.8	99.4

	309.4	283.6
LIFO reserve	(68.5)	(68.5)

	$240.9	$215.1

3.	Restricted Marketable Securities

The company acquired GSW Inc. (GSW) on April 3, 2006. GSW operated a captive insurance company (Captive) to provide product liability and general liability insurance to its subsidiary American Water Heater Company (American). The company decided to cover American’s prospective liability exposures with its existing insurance programs and all product liability claims for events which occurred prior to July 1, 2006 will be financed by the Captive. The reinsurance company restricts the amount of capital which must be maintained by the Captive and this restricted amount was $17.1 million at March 31, 2010. The $17.1 million is invested in short-term securities and is included in other non-current assets on the company’s balance sheet on March 31, 2010. During the first quarter of 2009, the Captive liquidated approximately $7.5 million of short-term securities and paid the company a dividend of $7.5 million on March 27, 2009. The company used the proceeds from this dividend to pay down debt.

4.	Long-Term Debt

The company has a $425 million multi-currency revolving credit agreement with eight banks. The facility expires February 17, 2011 and has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by the company’s leverage ratio. The company expects to negotiate a new facility in the third quarter of 2010.

Borrowings under the bank credit lines and commercial paper borrowings are supported by the $425 million revolving credit agreement. As the revolving credit agreement expires in less than one year, outstanding borrowings of bank credit lines and commercial paper are classified as short-term debt at March 31, 2010.

5.	Product Warranties (dollars in millions)

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. The following table presents the company’s warranty liability activity for the three months ended March 31, 2010 and 2009, respectively.

	2010	2009
Balance at January 1	$112.9	$111.8
Expense	20.2	16.7
Claims settled	(18.1)	(20.6)

Balance at March 31	$115.0	$107.9

The company has recorded a receivable of approximately $11.0 million to recover certain costs from a vendor under an arrangement which existed prior to entering into litigation with the vendor in Tennessee State Court. The company believes collection of the receivable and any future amounts to be recovered related to this litigation is probable (possible future amounts could reach an additional $9.0 million).

6.	Comprehensive Earnings (dollars in millions)

The company’s comprehensive earnings are comprised of net earnings, foreign currency translation adjustments, and realized and unrealized gains and losses on cash flow derivative instruments.

	Three Months Ended March 31
	2010	2009
Net Earnings	30.8	8.6
Other comprehensive earnings (loss):
Foreign currency translation adjustments	0.9	(1.7)
Unrealized net gain on cash flow derivative instruments less related income tax provision of:
$1.1 in 2010 and $11.8 in 2009	1.6	18.3
Less comprehensive earnings attributable to noncontrolling interest	0.1	(11.2)

Comprehensive Earnings	$33.4	$14.0

7.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended March 31
	2010	2009
Denominator for basic earnings per share - weighted average shares	30,393,854	9,483,492

Effect of dilutive stock options	253,446	-

Denominator for diluted earnings per share	30,647,300	9,483,492

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

8.	Stock Based Compensation (continued)

share units under the predecessor plan, if that plan was in effect, will be available for granting of share based awards under the plan. The number of shares available for granting of options, restricted stock or share units at March 31, 2010 was 1,443,778. Upon stock option exercise, restricted stock grant, or share unit vesting, shares are issued from treasury stock.

Total stock based compensation cost recognized in the three month periods ended March 31, 2010 and 2009 was $1.9 million and $1.5 million, respectively.

Stock Options

The stock options granted in the three month periods ended March 31, 2010 and 2009, have three year pro-rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2010 and 2009 expire ten years after date of grant. Options are expensed ratably over the three year vesting period. Stock based compensation cost attributable to stock options in the three month periods ended March 31, 2010 and 2009 was $0.7 million. Included in the stock option expense for the three month periods ended March 31, 2010 and 2009 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

Changes in option shares, all of which are Common Stock, were as follows for the three months ended March 31, 2010:

	Weighted-Avg. Per Share Exercise Price	Three Months Ended March 31, 2010	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)

Outstanding at January 1, 2010	$ 28.36	1,087,167

Granted	41.90	158,000

Exercised	14.71	(96,500)

Outstanding at March 31, 2010	33.09	1,148,667	8 years	$22.4

Exercisable at March 31, 2010	$ 32.35	674,966	5 years	$13.6

The weighted-average fair value per option at the date of grant during the three months ended March 31, 2010 and 2009 using the Black-Scholes option-pricing model, was $15.29 and $8.18, respectively. Assumptions were as follows:

	Three Months Ended March 31,
	2010	2009
Expected life (years)	6.4	6.4
Risk-free interest rate	3.6%	2.8%
Dividend yield	1.9%	2.8%
Expected volatility	38.7%	35.0%

The expected life is based on historical exercise behavior and the projected exercise of unexercised stock options. The risk free interest rate is based on the U.S. Treasury yield curve

8.	Stock Based Compensation (continued)

in effect on the date of grant for the expected life of the option. The expected dividend yield is based on the expected annual dividends divided by the grant date market value of our common stock. The expected volatility is based on the historical volatility of our common stock.

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 68,401 and 105,534 share units under the plan in the three month periods ended March 31, 2010 and 2009, respectively. The share units were valued at $2.9 million at the date of issuance in 2010 and 2009 based on the company’s stock price at the date of grant and will be recognized as compensation expense ratably over the three-year vesting period. Share based compensation expense attributable to share units of $1.2 and $0.8 million was recognized in the three month periods ended March 31, 2010 and 2009, respectively. Share based compensation expense recognized in the three month periods ended March 31, 2010 and 2009 included expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period.

A summary of share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2010	317,516	$ 33.01

Granted	68,401	41.90

Vested	(62,600)	38.76

Issued and unvested at March 31, 2010	323,317	$ 33.77

9.	Pensions (dollars in millions)

The following table presents the components of the company’s net pension expense.

	Three Months Ended March 31
	2010	2009
Service cost	$2.3	$2.3
Interest cost	11.7	12.4
Expected return on plan assets	(15.2)	(15.2)
Amortization of unrecognized loss	4.4	3.0
Amortization of prior service cost	-	0.1

Defined benefit plan expense	$3.2	$2.6

In 2009, the company made contributions totaling $50.8 million and is not required to make a contribution in 2010. The company is anticipating making a contribution in 2010 in the range of $25 million to $30 million.

10.	Operations by Segment (dollars in millions)

	Three Months Ended March 31
	2010	2009
Net sales
Water Products	$366.7	$339.0
Electrical Products	157.8	143.6
Inter-Segment	(1.1)	(1.0)

	$523.4	$481.6

Operating earnings
Water Products(1)	$43.9	$29.1
Electrical Products(2)	14.3	(3.1)
Inter-Segment Earnings	(0.1)	(0.1)

	58.1	25.9
Corporate expenses(3)	(13.3)	(11.4)
Interest expense	(2.6)	(3.2)

Earnings before income taxes	42.2	11.3
Provision for income taxes	11.4	2.7

Net earnings	$30.8	$8.6

(1) Includes equity loss in joint venture of	$(0.1)	$-
(2) Includes pretax restructuring and other charges of	$0.9	$0.5
(3) Includes pretax restructuring and other charges of	$-	$0.9

11.	Restructuring and Other Charges

Electrical Products Restructuring and Other Costs

December 31, 2009 balances represent miscellaneous costs yet to be paid related to plant closings in Scottsville, KY and Mebane, NC, which were completed prior to December 31, 2009, and severance accruals for the Shenzhen closing, which is expected to be completed in the second quarter of 2010.

In the first quarter of 2009, $0.5 million of expense was recognized for equipment move costs related to the plant closings mentioned above. In the first quarter of 2010, $0.8 million of expense for severance costs associated with the Shenzhen closure was incurred.

11.	Restructuring and Other Charges (continued)

The following table presents an analysis of the company’s Electrical Products restructuring reserve as of and for the three months ended March 31, 2010 (dollars in millions):

	Severance Costs	Other	Total
Balance at December 31, 2009	$0.3	$0.5	$0.8
Expense recognized	0.8	0.1	0.9
Cash payments	(0.1)	(0.1)	(0.2)

Balance at March 31, 2010	$1.0	$0.5	$1.5

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

Assets measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	March 31, 2010	December 31, 2009
Quoted Prices in Active Markets for Identical Assets (Level 1)	$11.1	$12.7
Significant Other Observable Inputs (Level 2)	9.5	5.2

Total Net Derivative Contracts	$20.6	$17.9

There were no changes in our valuation techniques used to measure fair values on a recurring basis as a result of adopting ASC 820.

13.	Derivative Instruments

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

The after-tax gain of the effective portion of the contracts of $6.8 million as of March 31, 2010 was recorded in accumulated other comprehensive loss, and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The effective portion of the contracts will be reclassified within one year. Commodity hedges outstanding at March 31, 2010 are a total of approximately 12.0 million pounds of copper and aluminum.

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

13.	Derivative Instruments (continued)

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

The following table summarizes, by currency, the contractual amounts of the company’s foreign currency forward contracts.

March 31 (dollars in millions)	2010		2009
	Buy	Sell	Buy	Sell
Euro	$4.4	$1.1	$4.3	$1.4
Canadian dollar	-	20.2	-	16.8
Chinese renminbi	54.3	-	53.8	-
Mexican peso	89.9	-	104.5	-

Total	$148.6	$21.3	$162.6	$18.2

Interest Rate Swap Agreement

The company is exposed to interest rate risk as a result of its floating rate borrowings under its revolving credit facility. The company uses interest rate swaps to manage this risk. As of March 31, 2010 the company had one interest rate swap outstanding in the amount of $25 million that expires in November 2010.

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

The impact of cash flow hedges on the company’s financial statements is as follows (dollars in millions):

Fair value of derivative instruments:

		Fair Value
(dollars in millions)	Balance Sheet Location	March 31, 2010	December 31, 2009

Commodities contracts	Other current assets	$11.1	$12.7
Foreign currency contracts	Derivative contracts liability	(1.1)	(0.6)
	Other current assets	11.4	6.8
Interest rate swap contract	Derivative contracts liability	(0.8)	(1.0)

Total		$20.6	$17.9

13.	Derivative Instruments (continued)

The effect of derivative instruments on the Statement of Earnings

Year to date March 31:

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)		Location of gain/(loss) recognized in earnings on derivative (ineffective portion)	Amount of gain/(loss) recognized in earnings on a derivative (ineffective portion)
	2010	2009		2010	2009		2010	2009
Commodities contracts	$2.0	$9.4	Cost of products sold	$3.6	$(15.7)	Cost of products sold	$-	$0.6
Foreign currency contracts	5.6	0.3	Cost of products sold	1.6	(4.7)	N/A	-	-
Interest rate swap contract	-	(0.1)	Interest expense	(0.3)	(0.2)	N/A	-	-

	$7.6	$9.6		$4.9	$(20.6)		$-	$0.6

14.	Income Taxes

The effective tax rate for the three months ended March 31, 2010 was 27 percent versus 23.9 percent for the first three months of 2009. The increase in the effective tax rate was driven by a higher proportion of income earned in the U.S. which is taxed at higher rates than our foreign operations.

As of March 31, 2010 and December 31, 2009 the company had $4.5 million of unrecognized tax benefits of which $3.9 million would affect its effective tax rate if recognized. The company recognizes potential interest and penalties related to unrecognized tax benefits as a component of tax expense.

The company’s U.S. federal tax returns for 2006-2009 are subject to audit. The company is subject to state and local audits for tax years 2004-2009. The company is also subject to non-U.S, income tax examinations for years 2002-2009.

15.	Subsequent Events

On Saturday and Sunday, May 1st and 2nd, 2010, the company’s largest water heater manufacturing plant located in Ashland City, TN experienced significant flooding caused by extremely heavy rainfall. Production has ceased at this facility and at this time it is not possible to assess the extent of the damage or predict when the plant will re-open. Insurance coverage amounting to an aggregate of $30.0 million with a $1.0 million deductible is in place for business interruption, inventory losses and damage to machinery and equipment at replacement cost.

PART I - FINANCIAL INFORMATION

ITEM 2 -        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST THREE MONTHS OF 2010 COMPARED TO 2009

Net sales for the first quarter of 2010 were $523.4 million or 8.7 percent higher than sales of $481.6 million in the first quarter of 2009. The increase in sales resulted from higher water heater sales in China and Canada, improved demand in our global electric motors markets and replenishment of depleted motor inventories by North American customers.

Net earnings for the first quarter of 2010 were $30.9 million or $1.01 per diluted share, establishing a first quarter earnings record, and compared to reported net earnings of $2.7 million or $0.28 per diluted share in the first quarter of 2009. Our reported earnings per share under GAAP for 2009 have been impacted by required accounting related to the company’s transaction with Smith Investment Company (SICO), which closed on April 22, 2009 and is discussed in more detail in Note 1 of the Notes to Condensed Consolidated Financial Statements. For accounting purposes, the former controlling shareholder, SICO, is treated as the acquirer even though A. O. Smith Corporation (the company) is the surviving corporation from a legal standpoint. 2009 earnings and earnings per share amounts reported by the company include SICO earnings and shares outstanding as adjusted for the exchange ratio of the merger.

The primary impact of the SICO transaction is in the calculation of earnings per share because the accounting rules require the use of SICO adjusted average shares outstanding prior to closing. The 2010 first quarter earnings and per share amounts are unaffected by the SICO transaction. Eliminating the impact of the transaction as set forth in the table on the following page, non-GAAP net earnings were $8.7 million or $0.29 per diluted share in the first quarter of 2009 and compared to the previously mentioned net earnings of $30.9 million or $1.01 per share in the first quarter of 2010.

We believe that presenting this non-GAAP financial information permits investors to compare the financial results of the business operations for the current period to the historical financial results for the company. Although 2010 financial information is not impacted by the transaction, we will continue to present non-GAAP earnings per share information during 2010 for purposes of comparing the financial results of the current period to the historical financial results of the company. Management also used the non-GAAP information in 2009 for all internal purposes of reporting results of operations including return on investment measures utilized in determining incentive-based compensation and employee profit sharing amounts. Following is a reconciliation of GAAP to non-GAAP earnings and earnings per share as discussed above.

A. O. SMITH CORPORATION

Reconciliation of Non-GAAP Data

In millions, except per share amounts

	First Quarter Ended March 31
	2010	2009
Net Earnings attributable to A. O. Smith Corporation, as reported	$30.9	$2.7
Add: Non-GAAP adjustments attributable to net earnings of SICO non-controlling interest and expenses	$-	$6.0

Adjusted Earnings	$30.9	$8.7

Average Common shares outstanding, as reported(1)	30.6	9.5
Add: Non-GAAP adjustments to weighted average Common shares attributable to SICO non-controlling interest	-	20.8

Adjusted average Common shares outstanding	30.6	30.3

Earnings per Share, as reported	$1.01	$0.28

Adjusted Earnings per Share	$1.01	$0.29

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

(1)	Reported shares are calculated as the weighted average of SICO shares prior to the closing and A. O. Smith shares after the closing

Our first quarter gross profit margin increased from 21.1 percent in 2009 to 27.6 percent in 2010. The higher margins in 2010 were due mostly to increased volume, lower material costs and lower operating costs.

Selling, general and administrative (SG&A) expense for the first quarter of 2010 was $97.5 million or $12.8 million higher than for the first quarter of 2009. The increase in SG&A was due to higher selling and advertising costs in support of increased volume in China and increased expense for incentive compensation programs due to improved earnings.

Interest expense decreased from $3.2 million in the first quarter of 2009 to $2.6 million in this year’s first quarter due to lower debt levels.

Our effective tax rate for the first quarter of 2010 was 27.0 percent compared to 23.9 percent in the same period last year. The higher rate in 2010 resulted from proportionally higher income from domestic operations which is taxed at higher rates than our foreign operations.

We have significant pension costs and credits that are developed from actuarial valuations. The valuations reflect key assumptions regarding among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 8.75 percent in 2010, unchanged from 2009. The discount rate used to determine net periodic pension costs decreased from 6.6 percent in 2009 to 5.8 percent in 2010. Pension expense in the first quarter of 2010 was $3.2 million or $0.6 million higher than the first quarter of 2009. Our pension costs are reflected in cost of products sold and SG&A expense.

Water Products

First quarter net sales for our Water Products segment were $366.7 million or $27.7 million higher than sales of $339.0 million in the same period last year. The sales increase was due to significantly higher sales in China and increased sales in Canada.

Operating earnings for our Water Products segment in the first quarter of 2010 increased to $43.9 million from $29.1 million in the first quarter of 2009 due primarily to the higher sales volume and lower material costs.

Electrical Products

First quarter net sales for our Electrical Products segment were $157.8 million or $14.2 million higher than sales of $143.6 million in the same period last year. The increase in sales resulted from higher global demand for motors and the restocking of depleted inventories by our North American customers in anticipation of the summer selling season.

Our Electrical Products segment recognized operating earnings of $14.3 million in the first quarter of 2010 compared to an operating loss of $3.1 million in the first quarter of 2009. Higher volumes, lower operating costs and global cost reduction contributed to the improved earnings.

Outlook

The first quarter suggests that our business is continuing to recover in spite of the ongoing weakness in the domestic residential and commercial construction markets. China remains a strong performer, and the company expects additional contributions later this year from its seasonal electric motor business. The company expects the positive trends will outweigh the uncertainties caused by volatile commodity costs and consequently it believes earnings will range between $3.20 and $3.40 per share in 2010.

Liquidity & Capital Resources

Our working capital, excluding short-term debt, was $322.2 million at March 31, 2010, $73.5 million greater than at December 31, 2009, due to higher accounts receivable and inventory levels related primarily to higher volumes at Electrical Products. Cash used by operating activities during the first quarter of 2010 was $12.6 million compared with $3.2 million cash provided by operating activities during the first quarter of 2009. A larger investment in working capital needed to support increases in sales during the first quarter of 2010 compared with the same period in 2009 was partially offset by higher earnings in the first quarter of this year compared with the first quarter 2009. For the total year 2010, we expect cash provided by operating activities to be approximately $115 to $125 million.

Our capital expenditures totaled $10.3 million during the first quarter of 2010, compared with $12.5 million one year ago. We are projecting 2010 capital expenditures to be between $65 and $75 million and 2010 depreciation and amortization of approximately $70 million.

We have a $425 million multi-currency credit facility with eight banks which expires in February, 2011. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants during the entire quarter ending March 31, 2010. We plan to have a replacement facility in place in the third quarter of 2010, and we do not anticipate any problems completing the new facility at this time.

The facility backs up commercial paper and credit line borrowings. As the credit facility expires in less than one year, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as short-term debt. At March 31, 2010, we had available borrowing capacity of $275.9 million under this facility. We believe the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt increased $33.4 million from $253.2 million at December 31, 2009 to $286.6 million at March 31, 2010. Our leverage, as measured by the ratio of total debt to total capitalization, was 26 percent at the end of the quarter up slightly from 24 percent at the end of last year.

Our pension plan continues to meet all funding requirements under ERISA regulations. We are not required to make a contribution in 2010; however, we are forecasting contributions to the pension plan to be between $25 and $30 million in 2010.

GSW, Inc operated a captive insurance company to provide product liability and general liability insurance to its subsidiary, American Water Heater Company. We decided to cover American’s liability exposures with our existing insurance programs and operate the captive in runoff effective July 1, 2006. The reinsurance company restricts the amount of capital which must be maintained by the captive. At March 31, 2010, the restricted amount was $17.1 million and is included in other non-current assets. The restricted assets are invested in money market securities.

On April 12, 2010, our board of directors declared a regular quarterly dividend of $.195 per share on our common stock and Class A common stock, which is payable on May 17, 2010 to shareholders of record on April 30, 2010.

Critical Accounting Policies

The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2009. We believe that at March 31, 2010 there has been no material change to this information.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to Accounting Codification Statement (“ASC”) Topic 8820, “Fair Value Measurements and Disclosures”. The amendment to Topic 820 improves disclosures about fair value measurements by requiring disclosure of transfers in and out of levels 1 and 2 as well as additional disclosures related to level 3 inputs. We adopted the amendment to ASC 820 on January 1, 2010. Adoption of this amendment did not have a material impact on our consolidated financial condition, results of operations or cash flows.

In May 2009, the FASB issued ASC Sub-topic 855-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 165), “Subsequent Events.” Sub-topic 855-10 addresses the types and timing of events that should be reported in the financial statements for events that occur between the balance sheet date and the date the financial statements are issued or available to be issued. We reviewed events for possible inclusion in the financial statements through the date the financial statements were available to be issued.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As is more fully described in our annual report on Form 10-K for the year ended December 31, 2009, we are exposed to various types of market risks, including currency and certain commodity risks. Our quantitative and qualitative disclosures about market risk have not materially changed since that report was filed. We monitor our currency and commodity risks on a continuous basis and generally enter into forward and futures contracts to minimize these exposures. The majority of the contracts are for periods of less than one year. Our company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Factors that could cause such a variance include the following: significant volatility in raw material prices; competitive pressures on the company’s businesses; inability to implement pricing actions; negative impact of future pension contributions on the company’s ability to generate cash flow; instability in the company’s electric motor and water products markets; further weakening in housing construction; further weakening in commercial construction; timing of any recoveries in housing or commercial construction; a slowdown in the Chinese economy; further adverse changes in customer liquidity and general economic and capital market conditions; difficulties in integrating the China acquisition and realizing future growth and profit expectations; or negative impacts on the company that the flooding of its Ashland City, TN water heater manufacturing plant may have, including as a result of the ceasing of production in the plant and damages not covered by insurance. Forward-looking statements included in this filing are made only as of the date of this filing, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 14 of the Notes to Consolidated Financial Statements in the company’s Form 10 – K Report for the year ended December 31, 2009, which is incorporated herein by reference.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 14, 2007, the company’s board of directors approved a new stock repurchase program authorizing the purchase of up to one million shares of the company’s common stock. This stock repurchase authorization remains effective until terminated by the company’s board of directors. The following table sets forth the number of shares of common stock the company repurchased during the first quarter of 2010.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1 – March 31, 2010	-	-	-	1,000,000

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Refer to the Exhibit Index on page 25 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

May 5, 2010	/s/John J. Kita
John J. Kita
Senior Vice President
Corporate Finance & Controller

May 5, 2010	/s/Terry M. Murphy
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