Form 10-Q
period 2010-06-30
SMITH A O CORP
filed 2010-08-04
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-475

A. O. Smith Corporation

(Exact name of registrant as specified in its charter)

Delaware	39-0619790
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

11270 West Park Place, Milwaukee, Wisconsin	53224-9508
(Address of principal executive office)	(Zip Code)

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

Class A Common Stock Outstanding as of July 30, 2010 — 5,009,313 shares

Common Stock Outstanding as of July 30, 2010 — 25,514,752 shares

Index

A. O. Smith Corporation

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Three and Six Months ended June 30, 2010 and 2009

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Water Products	$374.9	$337.1	$741.7	$676.1
Electrical Products	198.3	162.4	356.1	306.1
Inter-segment sales	(0.7)	(0.8)	(1.9)	(1.8)

Net sales	572.5	498.7	1,095.9	980.4
Cost of products sold	414.2	376.3	793.0	756.5

Gross profit	158.3	122.4	302.9	223.9
Selling, general and administrative expenses	104.0	88.6	201.5	173.3
Flood related expense	34.2	-	34.2	-
Restructuring and other charges/(income)	(0.4)	-	0.5	1.5
Interest expense	2.7	3.1	5.3	6.3
Other (income) expense - net	(0.6)	0.7	0.7	1.5

	18.4	30.0	60.7	41.3
Provision for income taxes	1.8	6.1	13.2	8.8

Earnings before equity loss in joint venture	16.6	23.9	47.5	32.5
Equity loss in joint venture	-	(0.2)	(0.1)	(0.2)

Net earnings	16.6	23.7	47.4	32.3
Less: Net earnings attributable to noncontrolling interest	-	(2.4)	0.1	(8.3)

Net earnings attributable to A. O. Smith Corporation	$16.6	$21.3	$47.5	$24.0

Earnings per Common Share
Basic	$0.54	$0.85	$1.56	$1.38

Diluted	$0.54	$0.84	$1.55	$1.38

Dividends to A. O. Smith Shareholders	$0.195	$0.19	$0.39	$0.38

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2010 and December 31, 2009

(dollars in millions)

	(unaudited) June 30, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$94.0	$76.3
Receivables	416.5	373.6
Inventories	257.1	215.1
Deferred income taxes	29.0	26.6
Other current assets	44.9	48.4

Total Current Assets	841.5	740.0
Property, plant and equipment	971.8	994.6
Less accumulated depreciation	581.0	582.3

Net property, plant and equipment	390.8	412.3
Goodwill	567.3	567.8
Other intangibles	116.1	119.5
Deferred income taxes	16.9	22.2
Other assets	34.6	39.5

Total Assets	$1,967.2	$1,901.3

Liabilities
Current Liabilities
Short term debt	$124.4	$-
Trade payables	368.7	312.9
Accrued payroll and benefits	45.9	51.6
Accrued liabilities	72.4	67.0
Product warranties	40.2	38.7
Long-term debt due within one year	21.1	21.1

Total Current Liabilities	672.7	491.3
Long-term debt	99.2	232.1
Pension liabilities	217.7	232.8
Other liabilities	153.0	155.3

Total Liabilities	1,142.6	1,111.5
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 5,067,066 and 5,818,107	25.3	26.2
Common Stock, $1 par value: authorized 60,000,000 shares; issued 27,339,494 and 26,588,453	27.3	27.2
Capital in excess of par value	666.2	662.7
Retained earnings	400.9	365.4
Accumulated other comprehensive loss	(238.3)	(230.9)
Treasury stock at cost	(75.8)	(79.9)
Noncontrolling interest	19.0	19.1

Total Stockholders’ Equity	824.6	789.8

Total Liabilities and Stockholders’ Equity	$1,967.2	$1,901.3

 See accompanying notes to unaudited condensed consolidated financial statements

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Six Months ended June 30, 2010 and 2009

(dollars in millions)

(unaudited)

	Six Months Ended June 30
	2010	2009
Operating Activities

Net earnings	$47.4	$32.3
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	32.6	33.5
Loss on disposal of assets	14.0	0.5
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	(32.5)	27.7
Noncurrent assets and liabilities	(11.5)	(3.1)
Other	-	0.2

Cash Provided by Operating Activities	50.0	91.1

Investing Activities
Capital expenditures	(21.9)	(21.6)
Net cash distributed with spin-off of discontinued businesses	-	(7.1)
Acquisition of business	-	(0.4)
Proceeds from sale of restricted marketable securities	4.6	8.9
Proceeds from sale of assets	-	2.5

Cash Used in Investing Activities	(17.3)	(17.7)

Financing Activities
Short term debt incurred - net	8.6	-
Long-term debt repaid	(15.8)	(45.6)
Proceeds from stock option activity	4.1	-
Dividends paid	(11.9)	(9.6)

Cash Used in Financing Activities	(15.0)	(55.2)

Net increase in cash and cash equivalents	17.7	18.2
Cash and cash equivalents - beginning of period	76.3	35.3

Cash and Cash Equivalents - End of Period	$94.0	$53.5

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K filed with the SEC on February 26, 2010.

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

On January 19, 2009, SICO distributed all of its assets and liabilities other than its ownership of A. O. Smith stock. These assets and liabilities related primarily to the multicolor printing business conducted through Berlin Industries and the commercial warehousing, trucking and packaging business conducted through Central States Distribution Service, Inc.

Certain prior year amounts have been reclassified to conform to 2010 presentation.

2.	Inventories (dollars in millions)

	June 30, 2010	December 31, 2009
Finished products	$163.8	$142.9
Work in process	47.4	41.3
Raw materials	114.4	99.4

	325.6	283.6
LIFO reserve	(68.5)	(68.5)

	$257.1	$215.1

3.	Restricted Marketable Securities

The company acquired GSW Inc. (GSW) on April 3, 2006. GSW operated a captive insurance company (Captive) to provide product liability and general liability insurance to its subsidiary American Water Heater Company (American). The company decided to cover American’s prospective liability exposures with its existing insurance programs and all product liability claims for events which occurred prior to July 1, 2006 will be financed by the Captive. The reinsurance company restricts the amount of capital which must be maintained by the Captive and this restricted amount was $12.4 million at June 30, 2010. The $12.4 million is invested in short-term securities and is included in other non-current assets on the company’s balance sheet on June 30, 2010. During the first six months of 2010 and 2009 the captive liquidated $4.6 million and $8.9 million of short term securities and paid the company a dividend of $4.6 and $8.9 million. The company used the proceeds to pay down debt.

4.	Long-Term Debt

The company has a $425 million multi-currency revolving credit agreement with eight banks. The facility expires February 17, 2011 and has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by the company’s leverage ratio.

Borrowings under the bank credit lines and commercial paper borrowings are supported by the $425 million revolving credit agreement. As the revolving credit agreement expires in less than one year, outstanding borrowings of bank lines, credit lines and commercial paper are classified as short term debt at June 30, 2010.

5.	Product Warranties (dollars in millions)

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. The following table presents the company’s warranty liability activity for the six months ended June 30, 2010 and 2009, respectively.

	2010	2009
Balance at January 1	$112.9	$111.8
Expense	36.7	34.7
Claims settled	(34.6)	(38.4)

Balance at June 30	$115.0	$108.1

The company has recorded a current receivable of $12.1 million to recover certain costs from a vendor under an arrangement which existed prior to entering into litigation with the vendor in Tennessee State Court. The company believes collection of the receivable and any future amounts to be recovered related to this litigation is probable (possible future amounts could reach an additional $9 million to $18 million).

6.	Comprehensive Earnings (dollars in millions)

The company’s comprehensive earnings are comprised of net earnings, foreign currency translation adjustments, adjustments to minimum pension liability and post retirement obligations, and realized and unrealized gains and losses on cash flow derivative instruments.

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net earnings	$16.6	$23.7	$47.4	$32.3
Other comprehensive earnings (loss):
Foreign currency translation adjustments	(3.6)	2.0	(2.7)	0.2
Adjustment to additional minimum pension liability and post retirement obligation less related income tax provision (benefit) of: 2010 - $(0.1) and $(0.1) 2009 - $1.1 and $1.1	(0.1)	1.7	(0.1)	1.7
Unrealized net (loss) gains on cash flow derivative instruments less related income tax provision (benefit): 2010 - $(3.9) and $(2.8) 2009 - $11.7 and $23.4	(6.2)	18.2	(4.6)	36.5
Less comprehensive (earnings) loss attributable to noncontrolling interest	-	(3.4)	0.1	(20.6)
Reclass of Accumulated Comprehensive Loss associated with noncontrolling interest	-	(179.7)	-	(179.7)

Comprehensive earnings (loss)	$6.7	$(137.5)	$40.1	$(129.6)

7.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings attributable to A. O. Smith Corporation and excludes the noncontrolling interest. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Denominator for basic earnings per share - weighted average shares	30,512,035	25,106,099	30,453,271	17,355,114

Effect of dilutive stock options, restricted stock and share units	229,265	104,524	222,931	45,347

Denominator for diluted earnings per share	30,741,300	25,210,623	30,676,202	17,400,461

7.	Earnings per Share of Common Stock (continued)

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

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by shareholders in 2002. The plan provides for the issuance of 1,250,000 stock options, restricted stock or share units. At the company’s annual meeting of stockholders on April 14, 2009, an amendment to the plan was approved to increase the authorized shares of Common Stock under the plan by 1,250,000. Additionally, any shares that would have been available for stock options, restricted stock or share units under the predecessor plan, if that plan was in effect, will be available for granting of share based awards under the plan. The number of shares available for granting of options, restricted stock or share units at June 30, 2010 was 1,429,105 Upon stock option exercise, restricted stock grant, or share unit vesting, shares are issued from treasury stock.

Total stock based compensation cost recognized in the three month periods ended June 30, 2010 and 2009 was $1.4 million and $1.2 million, respectively. Total stock based compensation cost recognized in the six month periods ended June 30, 2010 and 2009 was $3.3 million and $2.7 million, respectively.

Stock Options

The stock options granted in the six month periods ended June 30, 2010 and 2009, have three year pro-rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2010 and 2009 expire ten years after date of grant. Options are expensed ratably over the three year vesting period. Stock based compensation cost attributable to stock options in the three month periods ended June 30, 2010 and 2009 was $0.6 million and $0.4, respectively. Stock based compensation expense attributable to stock options in the six month periods ended June 30, 2010 and 2009 was $1.3 million and $1.0 million, respectively. Included in the stock option expense for the six month periods ended June 30, 2010 and 2009 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

8.	Stock Based Compensation (continued)

Changes in option shares, all of which are Common Stock, were as follows for the six months ended June 30, 2010:

	Weighted-Avg. Per Share Exercise Price	Six Months Ended June 30, 2010	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)

Outstanding at January 1, 2010	$ 28.36	1,087,167

Granted	41.90	158,000

Exercised	18.99	(133,334)

Outstanding at June 30, 2010	33.18	1,111,833	8 years	$16.7

Exercisable at June 30, 2010	$ 32.27	646,367	7 years	$10.3

The weighted-average fair value per option at the date of grant during the six months ended June 30, 2010 and 2009 using the Black-Scholes option-pricing model, was $15.29 and $8.18, respectively. Assumptions were as follows:

	Six Months Ended June 30,
	2010	2009
Expected life (years)	6.4	6.4
Risk-free interest rate	3.6%	2.8%
Dividend yield	1.9%	2.8%
Expected volatility	38.7%	35.0%

The expected life is based on historical exercise behavior and the projected exercise of unexercised stock options. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant for the expected life of the option. The expected dividend yield is based on the expected annual dividends divided by the grant date market value of our common stock. The expected volatility is based on the historical volatility of our common stock.

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 68,401 and 105,534 share units under the plan in the six month periods ended June 30, 2010 and 2009, respectively. The share units were valued at $2.9 million and $3.0 million at the date of issuance in 2010 and 2009, respectively based on the company’s stock price at the date of grant and will be recognized as compensation expense ratably over the three-year vesting period. Share based compensation expense attributable to share units of $0.8 million was recognized in the three month periods ended June 30, 2010 and 2009. Share based compensation attributable to share units of $2.0 million and $1.7 million was recognized in the six month periods ended June 30, 2010 and 2009, respectively. Share based compensation expense recognized in the six month periods ended June 30, 2010 and 2009 included expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period.

8.	Stock Based Compensation (continued)

A summary of share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2010	317,516	$ 33.01

Granted	68,401	41.90

Vested	(62,600)	38.76

Issued and unvested at June 30, 2010	323,317	$ 33.77

9.	Pensions (dollars in millions)

The following table presents the components of the company’s net pension expense.

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Service cost	$2.0	$1.9	$4.3	$4.2
Interest cost	11.7	12.7	23.4	25.1
Expected return on plan assets	(15.6)	(15.2)	(30.8)	(30.4)
Amortization of net unrecognized loss	4.5	2.4	8.9	5.4
Amortization of prior service cost	(0.5)	0.1	(0.5)	0.2

Defined benefit plan expense	$2.1	$1.9	$5.3	$4.5

In 2009, the company made contributions totaling $50.8 million and is not required to make a contribution in 2010. The company did make a contribution in June 2010 for $20 million and an additional contribution of $10 million at the end of July 2010.

10.	Operations by Segment (dollars in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net sales
Water Products	$374.9	$337.1	$741.7	$676.1
Electrical Products	198.3	162.4	356.1	306.1
Inter-segment sales	(0.7)	(0.8)	(1.9)	(1.8)

	$572.5	$498.7	$1,095.9	$980.4

Operating earnings
Water Products (1),(4)	$7.8	$36.5	$51.7	$65.6
Electrical Products (2)	25.9	7.6	40.2	4.6
Inter-segment earnings	-	-	(0.1)	(0.1)

	33.7	44.1	91.8	70.1
Corporate expenses (3)	(12.6)	(11.2)	(25.9)	(22.7)
Interest expense	(2.7)	(3.1)	(5.3)	(6.3)

Earnings before income taxes	18.4	29.8	60.6	41.1
Provision for income taxes	1.8	6.1	13.2	8.8

Earnings from continuing operations	$16.6	$23.7	$47.4	$32.3

(1) includes equity loss in joint venture of :	$-	$(0.2)	$(0.1)	$(0.2)
(2) includes pre-tax restructuring and other charges/(income) of:	$(0.4)	$-	$0.5	$0.5
(3) includes pre-tax restructuring and other charges of:	$-	$-	$-	$1.0
(4) includes flood related expense of:	$34.2	$-	$34.2	$-

11.	Restructuring and Other Charges

Electrical Products Restructuring and Other Costs

December 31, 2009 balances represent miscellaneous costs yet to be paid related to plant closings in Scottsville, KY and Mebane, NC, which were completed prior to December 31, 2009, and severance accruals for the Shenzhen, China plant closing.

In the first six months of 2009, $0.5 million of expense was recognized for equipment move costs related to the plant closings mentioned above. In the first six months of 2010, $0.7 million of expense for severance costs associated with the Shenzhen closure was incurred. Production ceased in Shenzhen in the second quarter of 2010.

The following table presents an analysis of the company’s Electrical Products restructuring reserve as of and for the six months ended June 30, 2010 (dollars in millions):

	Severance Costs	Other	Total
Balance at December 31, 2009	$0.3	$0.5	$0.8
Expense recognized	0.8	0.1	0.9
Payments	(0.1)	(0.1)	(0.2)

Balance at March 31, 2010	1.0	0.5	1.5
Expense recognized	(0.1)	(0.3)	(0.4)
Payments	(0.8)	0.5	(0.3)

Balance at June 30, 2010	$0.1	$0.7	$0.8

11.	Restructuring and Other Charges (continued)

Other Charges

In the first quarter of 2009, the company recognized in corporate expense a $1.0 million loss on the sale of a vacated facility from a previously owned business.

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

Assets measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	June 30, 2010	December 31, 2009
Quoted Prices in Active Markets for Identical Assets (Level 1)	$3.2	$12.7
Significant Other Observable Inputs (Level 2)	7.4	5.2

Total Net Derivative Contracts	$10.6	$17.9

There were no changes in our valuation techniques used to measure fair values on a recurring basis as a result of adopting ASC 820.

13.	Derivative Instruments

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

13.	Derivative Instruments (continued)

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

Commodity Futures Contracts

In addition to entering into supply arrangements in the normal course of business, the company also enters into futures contracts to fix the cost of certain raw material purchases, principally copper and aluminum, with the objective of minimizing changes in cost due to market price fluctuations. The hedging strategy for achieving this objective is to purchase commodities futures contracts on the open market of the London Metals Exchange (LME), Shanghai Futures Exchange (SHFE) or over the counter contracts based on the LME. With one of its brokers, the company is required to make cash deposits on unrealized losses on commodity derivative contracts that exceed $10.0 million.

The after-tax gain of the effective portion of the contracts of $1.9 million as of June 30, 2010 was recorded in accumulated other comprehensive loss, and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The effective portion of the contracts will be reclassified within one year. Commodity hedges outstanding at June 30, 2010 are a total of approximately 18.1 million pounds of copper and aluminum.

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

The majority of the amounts in accumulated other comprehensive loss for cash flow hedges is expected to be reclassified into earnings within one year and all of the hedges will be reclassified into earnings no later than May 14, 2012.

13.	Derivative Instruments (continued)

The following table summarizes, by currency, the contractual amounts of the company’s foreign currency forward contracts.

June 30 (dollars in millions)	2010		2009
	Buy	Sell	Buy	Sell
Euro	$2.7	$0.8	$3.0	$0.9
Canadian dollar	-	44.2	-	20.5
Chinese renminbi	70.6	-	37.4	-
Mexican peso	104.8	-	82.6	-

Total	$178.1	$45.0	$123.0	$21.4

Interest Rate Swap Agreement

The company is exposed to interest rate risk as a result of its floating rate borrowings under its revolving credit facility. The company uses interest rate swaps to manage this risk. As of June 30, 2010 the company had one interest rate swap outstanding in the amount of $25 million that expires in November 2010.

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

The impact of cash flow hedges on the company’s financial statements is as follows (dollars in millions):

Fair value of derivative instruments:

		Fair Value
(dollars in millions)	Balance Sheet Location	June 30, 2010	December 31, 2009

Commodities contracts	Accrued liabilities	$(0.5)	$-
	Other current assets	3.8	12.7
Foreign currency contracts	Accrued liabilities	(0.2)	(0.6)
	Other current assets	8.0	6.8
Interest rate swap contract	Accrued liabilities	(0.5)	(1.0)

Total		$10.6	$17.9

13.	Derivative Instruments (continued)

The effect of derivative instruments on the Statement of Earnings for the quarter ended June 30:

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)		Location of gain/(loss) recognized in earnings on derivative (ineffective portion)	Amount of gain/(loss) recognized in earnings on a derivative (ineffective portion)
	2010	2009		2010	2009		2010	2009
Commodities contracts	$(4.3)	$9.0	Cost of products sold	$3.6	$(10.3)	Cost of products sold	$-	$0.2
Foreign currency contracts	0.2	6.4	Cost of products sold	2.6	(3.9)	N/A	-	-
Interest rate swap contract	-	(0.1)	Interest expense	(0.3)	(0.3)	N/A	-	-

	$(4.1)	$15.3		$5.9	$(14.5)		$-	$0.2

The effect of derivative instruments on the Statement of Earnings year to date June 30:

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)		Location of gain/(loss) recognized in earnings on derivative (ineffective portion)	Amount of gain/(loss) recognized in earnings on a derivative (ineffective portion)
	2010	2009		2010	2009		2010	2009
Commodities contracts	$(2.3)	$18.4	Cost of products sold	$7.2	$(26.0)	Cost of products sold	$-	$0.8
Foreign currency contracts	5.8	6.7	Cost of products sold	4.2	(8.6)	N/A	-	-
Interest rate swap contract	-	(0.2)	Interest expense	(0.6)	(0.5)	N/A	-	-

	$3.5	$24.9		$10.8	$(35.1)		$-	$0.8

14.	Income Taxes

The effective tax rates for the second quarter and first half of 2010 were 9.8 percent and 21.7 percent, respectively, and included a discrete $13.3 million tax credit on the $34.2 million charge for flood related expenses. The 2009 second quarter and first half effective tax rates were 20.3 percent and 21.3 percent, respectively, and included a discrete $2.3 million favorable adjustment, including a $1.9 million adjustment in deferred taxes comprised mostly of a retroactive reduction in the rate of the China water heater operation for achieving high technology status.

As of June 30, 2010 and December 31, 2009 the company had $4.5 million of unrecognized tax benefits of which $3.9 million would affect the effective tax rate if recognized. The company recognizes interest and potential penalties related to unrecognized tax benefits as a component of income tax expense.

14.	Income Taxes (continued)

The company’s U.S. federal tax returns for 2006-2009 are subject to audit. The company is subject to state and local audits for the years 2004-2009. The company is also subject to non-U.S. income tax examinations for years 2002-2009.

15.	Ashland City, TN Facility Flood

Starting May 3, 2010, production at the company’s largest water heater manufacturing plant located in Ashland City, TN was temporarily shut down due to record flooding of the Cumberland River. Water heater production was shifted to other company plants located in the United States, Canada and Mexico. The company has resumed some production at the Ashland City, TN plant in June 2010 although it is not expected to reach pre-flood production levels until the end of 2010.

As of June 30, 2010, the company has recorded flood related expense of $34.2 million, net of insurance proceeds, consisting of the following:

Repair or write off of buildings and equipment	$37.2
Net inventory loss	15.4
Site cleanup and restoration	13.6

66.2
Less: insurance proceeds	32.0

Total flood related expense	$34.2

Site cleanup and restoration began as soon as the flood waters subsided. The company engaged outside contractors to pump out water and clean and sanitize the facilities and the grounds of the manufacturing facility prior to access by company personnel. Employees normally engaged in the production of water heaters were utilized in the cleanup and repair of the facility and equipment, assessment and recovery of inventories and other aspects of the site restoration. Internal and external costs associated with site cleanup and restoration totaled $13.6 million.

The buildings and equipment of the Ashland City, TN plant sustained damages due to the severe flooding. As of June 30, 2010, restoration of certain manufacturing equipment and office space is still in process. The carrying value of fixed assets destroyed in the flood were written off, totaling $13.7 million. An additional $23.5 million was expensed to repair and refurbish damaged equipment to pre-flood condition.

The net inventory loss, totaling $15.4 million, includes the cost of raw materials, work-in-process and finished good inventories that were not able to be used or sold due to flood damage.

Insurance proceeds

The company maintains property damage and business interruption insurance coverage applicable to its Ashland City, TN plant totaling $30 million. The company also has federal flood insurance policies for an additional $3.3 million, of which $2 million is expected to be recovered. As of June 30, 2010 the company has received insurance proceeds of $30 million and has set up a receivable for the $2 million federal flood insurance recovery.

15.	Ashland City, TN Facility Flood (continued)

Government Assistance

In addition, the company has sought assistance from the State of Tennessee as well as local governmental agencies as incentive to reinvest in the Ashland City Facility. Those incentives are expected to be in the form of grants, tax credits and the purchase of certain property. When completed, the benefits, collectively, are expected to be approximately $7 million in 2010.

PART I - FINANCIAL INFORMATION

ITEM 2 -         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

A. O. Smith Corporation is a leading manufacturer of water heating equipment and electric motors, serving a diverse mix of residential, commercial and industrial end markets principally in the United States with a growing international presence. Our company is comprised of two reporting segments: Water Products and Electrical Products. Our Water Products business manufactures and markets a comprehensive line of residential gas and electric water heaters, standard and specialty commercial water heating equipment, high efficiency copper tube boilers, water treatment products and water system tanks. Our Electrical Products business manufactures and markets a comprehensive line of hermetic motors, fractional horsepower alternating current (AC) and direct current (DC) motors. In 2009, we had net sales of approximately $2.0 billion, with 69 percent attributable to our Water Products business and 31 percent attributable to our Electrical Products business.

Our Water Products water heater operations in China grew significantly in the second quarter and first half of 2010. We expect this growth to continue at a rate of two to three times the growth in China GDP as market share gains and new product introductions contributed to our growth. The North American residential and commercial markets for our Water Products segment remain weak due to the relatively low number of housing starts and lack of commercial construction activity. We expect our 2010 residential growth to be slightly positive and our commercial sales to be down less than five percent.

Water Products recognized a pretax charge of $34.2 million in the second quarter of 2010 for expenses related to damages to its water heater manufacturing facility located in Ashland City, TN caused by record flooding of the Cumberland River. This facility was temporarily shut down and production of water heaters was transferred to our other water heater manufacturing facilities in the United States, Canada and Mexico. Some production activities have resumed at the facility prior to the end of the second quarter and it is anticipated that operations will return to normal by the end of 2010. Some sales orders were lost, however we believe all customers have been retained.

The progress of our new water treatment business in China has been slower than anticipated due to a number of unforeseen challenges, and we now expect this business to break even in 2010. We continue to expect strong long-term opportunities in the water purification industry in China and plan to introduce A. O. Smith branded water purification products for the China retail segment during the third quarter.

On July 1, we created a joint venture with Takagi Industrial Co., Ltd, of Fuji-city, Shizuoka, Japan, to market and manufacture tankless water heaters in North America. As part of the venture, we are taking over the management of Takagi’s North American sales and distribution organization. Last year, we estimate the industry sold approximately 400,000 tankless water heaters in North America and we expect the market to grow by 10 percent in each of the next couple years.

During the second quarter of 2010, we began production of residential water heaters for the Indian market at our plant located just outside of Bangalore, India.

Our Electrical Products segment experienced increased sales in the second quarter due to higher global demand for motors and restocking of depleted inventories ahead of the summer selling season by its North American OEM customers. The largest volume increases were in the HVAC segment, which includes residential hermetic motors used in air conditioning compressors and in the pump motor segment. At this point in the year, it is difficult to predict if these trends will continue.

RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST SIX MONTHS OF 2010 COMPARED TO 2009

Sales in the second quarter of 2010 were $572.5 million or 14.8 percent higher than sales of $498.7 million in the second quarter of 2009. Sales for the first half of 2010 increased by $115.5 million to $1,095.9 million from $980.4 million in the same period last year. The increased sales for both the second quarter and first half of 2010 resulted from higher water heater sales in China and Canada, improved demand in our global electric motors markets and replenishment of depleted motor inventories by North American customers.

Net earnings for the second quarter of 2010 were $16.6 million or $0.54 per diluted share and included a $34.2 million pretax charge or $0.68 per diluted share for the one time cost associated with the flood that disrupted operations of our largest water heater manufacturing plant located in Ashland City, TN during the second quarter. The 2010 second quarter earnings compared to reported net earnings of $21.3 million or $0.84 per diluted share in the second quarter of 2009. Our reported earnings per share under GAAP for 2009 have been impacted by required accounting related to the company’s transaction with Smith Investment Company (SICO), which closed on April 22, 2009 and is discussed in more detail in Note 1 of the Notes to Condensed Consolidated Financial Statements. For accounting purposes, the former controlling shareholder, SICO, is treated as the acquirer even though A. O. Smith Corporation (the company) is the surviving corporation from a legal standpoint. 2009 earnings and earnings per share amounts reported by the company include SICO earnings and shares outstanding as adjusted by the exchange ratio of the merger.

The primary impact of the SICO transaction is in the calculation of earnings per share because the accounting rules require the use of SICO adjusted shares prior to closing. The 2010 second quarter and first half earnings and per share amounts are unaffected by the SICO transaction. Eliminating the impact of the transaction as set forth in the table on the following page, non-GAAP net earnings were $23.7 million or $0.79 per diluted share in the second quarter of 2009 and compared to the previously mentioned net earnings of $16.6 million or $0.54 per share in the second quarter of 2010. Net earnings for the first six months of 2010 were $47.5 million or $1.55 per diluted share and compared to reported net earnings of $24.0 million or $1.38 per share in the first six months of 2009. Eliminating the impact of the SICO transaction, non-GAAP net earnings was $32.4 million or $1.07 per diluted share in the first half of 2009.

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

A. O. SMITH CORPORATION

Reconciliation of Non-GAAP Data

In millions, except per share amounts

	Second Quarter Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net Earnings, as reported	$16.6	$21.3	$47.5	$24.0
Add: Non-GAAP adjustments attributable to net earnings of non-controlling interest and SICO expenses	$-	$2.4	$-	$8.4

Adjusted Earnings	$16.6	$23.7	$47.5	$32.4

Average Common shares outstanding, as reported(1)	30.7	25.2	30.7	17.4
Add: Non-GAAP adjustments to weighted average Common shares attributable to non-controlling interest	-	5.0	-	12.8

Adjusted average Common shares outstanding	30.7	30.2	30.7	30.2

Earnings per Share, as reported	$0.54	$0.84	$1.55	$1.38

Adjusted Earnings per Share	$0.54	$0.79	$1.55	$1.07

The non-GAAP presentation of adjusted earnings per share should not be construed as an alternative to the results reported in accordance with U.S. GAAP. It is provided solely to assist in the investor’s understanding of the impact of these items on the comparability of the company’s operations.

(1) Reported shares are calculated as the weighted average of SICO shares as adjusted for the exchange ratio of the merger transaction prior to the closing and A. O. Smith shares after the closing

Our gross profit margins are unaffected by the aforementioned SICO transaction and in the second quarter of 2010 increased to 27.7 percent from 24.5 in the second quarter of 2009. Our gross profit margin for the first half of 2010 increased to 27.6 percent from 22.8 percent in the same period of 2009. The significantly higher margins for both the second quarter and first half of 2010 were due to increased volume at both operating segments and lower operating costs especially in our electric motors facilities where our margin improvement programs implemented over the past few years continue to provide cost savings. The gross profit margin in the first half of 2010 also benefited from lower material costs.

Selling, general and administrative expenses in the second quarter and first half of 2010 were higher than the same periods in 2009 by $15.4 million and $28.2 million, respectively. The increase in SG&A in both the second quarter and first half of 2009 was due to higher selling and advertising costs in support of increased volume in China, additional SG&A associated with our water purification acquisition and increased expense for incentive compensation programs due to improved earnings.

The company recognized a pretax charge of $34.2 million in the second quarter for flood damage to our water heater manufacturing facility located in Ashland City, TN caused by extremely heavy rainfall on May 1st and 2nd of 2010. This facility was temporarily shut down and production of water heaters was transferred to our other water heater manufacturing facilities in the United States, Canada and Mexico. Site cleanup and restoration began as soon as the flood water subsided. The total direct cost for the flood damage is estimated to be $66.2 million and includes: repair of buildings and equipment, site cleanup and restoration and write off of inventory and fixed assets. Insurance proceeds are estimated to be $32.0 million resulting in a net charge for direct flood related expenses of $34.2 million. Additional detail is provided in Note 15 of the Notes to Condensed Consolidated Financial Statements. Some production activities resumed at the Ashland City facility prior to the end of the second quarter and it is anticipated that operations will return to normal by 2010 year end. Some individual sales orders were lost however all customers have been retained.

Restructuring income of $0.4 million associated with revised estimated asset disposal costs relative to the closure of our Shenzhen motor facility in China was recognized in the second quarter of 2010. Restructuring charges of $0.5 million comprised of Shenzhen net severance payments and miscellaneous payments associated with the plant closings in Scottsville, KY and Mebane, NC were recognized in the first half of 2010. Restructuring and other charges of $1.5 million in the first half of 2009 were comprised of a $1.0 million loss on sale of a vacated facility from a previously owned business, which was recognized in corporate expense, and $0.5 million of equipment move costs associated with certain Electrical Products plant closures.

Interest expense for the second quarter and first six months of 2010 decreased from 2009 by $0.4 million and $1.0 million, respectively, due to lower debt levels.

We have significant pension benefit costs and credits that are developed from actuarial valuations. The valuations reflect key assumptions regarding among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumptions for the expected rate of return on plan assets is 8.75 percent in 2010, unchanged from 2009. The discount rate used to determine net periodic costs decreased from 6.6 percent in 2009 to 5.8 percent in 2010. Pension expense for the first half of 2010 was $5.3 million or $0.8 million higher than the first half of 2009. Total pension expense for 2010 is expected to be $10.5 million compared to $8.3 million in 2009. Our pension costs are reflected in cost of products sold and selling, general and administrative expense.

Our effective tax rates for the second quarter and first half of 2010 were 9.8 percent and 21.7 percent, respectively, and included a discrete $13.3 million tax credit on the $34.2 million charge for flood related expenses. The 2009 second quarter and first half effective tax rates were 20.3 percent and 21.3 percent, respectively, and included a discrete $2.3 million favorable adjustment, including a $1.9 million adjustment in deferred taxes comprised mostly of a retroactive reduction in the rate of our China water heater operation for achieving high technology status.

For the second quarter and first six months of 2009, the net earnings attributable to noncontrolling interest are comprised of the portion of A. O. Smith Corporations earnings not attributable to SICO shareholders through the closing of the transaction on April 22, 2009.

Water Products

Second quarter sales for our Water Products segment were $374.9 million or $37.8 million higher than the second quarter of 2009. First half sales in 2010 were $741.7 million or $65.6 million higher than the same period in 2009. The sales increase in both the second quarter and first half of 2010 was due to significantly higher sales in China including sales of $9.3 million in the second quarter and $16.1 million in the first half from our recently acquired water purification business and increased sales in Canada.

Second quarter operating earnings for our Water Products segment were $7.8 million or $28.7 million lower than the second quarter of 2009. First half operating earnings were $51.7 million or $13.9 million lower than the same period in 2009. Both the second quarter and first half of 2010 included a $34.2 million pretax charge for costs associated with the flood. Significantly higher sales of higher margin water heaters in China and increased volume in Canada contributed to an improvement in operating earnings which was more than offset by the flood expense in both the second quarter and first half of 2010 when compared to the same periods in 2009.

Electrical Products

Second quarter sales for our Electrical Products segment were $198.3 million or $35.9 million higher than the second quarter of 2009. Sales for the first half of 2010 were $356.1 million or $50.0 million higher than the same period in 2009. The increase in sales for the quarter and first half resulted from higher volume in all major market segments, most notably the North American pump and residential air conditioning market, as demand for hermetic motors for residential compressors was strong.

Operating profit for our Electrical Products segment improved substantially to $25.9 million in the second quarter of 2010 compared to $7.6 million in the second quarter of 2009. First half operating earnings in 2010 were $40.2 million surpassing earnings in the same period of 2009 by $35.6 million. The improved earnings in 2010 were due to higher volumes, lower operating costs, ongoing process improvement activities and increased sales of new products.

Outlook

The company’s operating outlook remains strong, as does the demand for our products. Looking forward, we are cautious about the fragile nature of the global recovery, and we recognize the seasonality of our motor business. Our 2010 full-year earnings estimate, including the one-time charge for the flood, is a range of $3.05 to $3.25 per share.

Liquidity & Capital Resources

Our working capital, excluding short-term debt, was $293.2 million at June 30, 2010, $44.5 million greater than at December 31, 2009. The higher working capital was due to higher cash balances in China and higher accounts receivable and inventory levels related primarily to higher volumes at Electrical Products. This investment in working capital was partially offset by higher accounts payable balances at both businesses, a portion of which is related to flood expenses at the Ashland City, Tennessee facility.

Cash provided by operating activities during the first six months of 2010 was $50.0 million compared with $91.1 million during the same period last year. A larger investment in working capital needed to support increases in sales during the first half of 2010 compared with the same period in 2009 was partially offset by higher earnings. For the total year 2010, we expect cash provided by operating activities to be approximately $140 to $150 million.

Our capital expenditures totaled $21.9 million during the first half of 2010, essentially the same as the $21.6 million spent one year ago. We are projecting 2010 capital expenditures to be between $90 and $100 million with approximately $20 million spent in the second half of the year as a result of the Tennessee flooding. Full year depreciation and amortization is expected to be approximately $70 million.

In February 2006, we completed a $425 million multi-currency credit facility with eight banks which expires in February, 2011. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants during the entire quarter ending June 30, 2010. We plan to have the replacement for this facility in place in the third quarter or early fourth quarter of 2010, and we do not anticipate any problems completing the new facility at this time.

The facility backs up commercial paper and credit line borrowings. As the credit facility expires in less than one year, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as short-term debt. At June 30, 2010, we had available borrowing capacity of $300.6 million under this facility. We believe the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt decreased $8.5 million from $253.2 million at December 31, 2009 to $244.7 million at June 30, 2010. Our leverage, as measured by the ratio of total debt to total capitalization, was 23% at the end of the quarter down slightly from the 24% at the end of last year.

Our pension plan continues to meet all funding requirements under ERISA regulations. We are not required to make a contribution in 2010; however, we made a $20 million contribution to the pension plan in the second quarter, and total contributions to the pension plan will be $30 million in 2010.

GSW, Inc operated a captive insurance company to provide product liability and general liability insurance to its subsidiary, American Water Heater Company. We decided to cover American’s liability exposures with our existing insurance programs and operate the captive in runoff effective July 1, 2006. The reinsurance company restricts the amount of capital which must be maintained by the captive. At June 30, 2010, the restricted amount was $12.4 million and is included in other non-current assets. The restricted assets are invested in money market securities. The captive paid a dividend of $4.6 million to us in the second quarter, and it was used to pay down debt.

On July 23, 2010, our board of directors increased the quarterly dividend from $.195 per share on our common stock and Class A common stock to $.21 per share, an 8 percent increase. The dividend is payable on August 16, 2010 to shareholders of record on July 30, 2010.

Critical Accounting Policies

The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2009. We believe that at June 30, 2010 there has been no material change to this information.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of June 30, 2010 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this release. Factors that could cause such a variance include the following: significant volatility in raw material prices; competitive pressures on the company’s businesses; inability to implement pricing actions; negative impact of future pension contributions on the company’s ability to generate cash flow; instability in the company’s electric motor and water products markets; further weakening in housing construction; further weakening in commercial construction; timing of any recoveries in housing or commercial construction; a slowdown in the Chinese economy; further adverse changes in customer liquidity and general economic and capital market conditions; the impact of acquisition accounting or non-GAAP financial measures on the company’s financial statements; difficulties in integrating the China acquisition or the North American tankless water heater joint venture; challenges in realizing future growth and profit expectations for the China acquisition or the North American tankless joint venture and potential negative impacts on the company that the flooding of its Ashland City, Tenn., water heater manufacturing plant may have. Forward-looking statements included in this filing are made only as of the date of this filing, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 14 of the Notes to Consolidated Financial Statements in the company’s Form 10-K Report for the year ended December 31, 2009, which is incorporated herein by reference.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 14, 2007, the company’s board of directors approved a new stock repurchase program authorizing the purchase of up to one million shares of the company’s common stock. This stock repurchase authorization remains effective until terminated by the company’s board of directors. The following table sets forth the number of shares of common stock the company repurchased during the first half of 2010.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs
January 1 – June 30, 2010	-	-	-	1,000,000

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Refer to the Exhibit Index on page 31 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

August 4, 2010	/s/John J. Kita
John J. Kita
Senior Vice President
Corporate Finance & Controller

August 4, 2010	/s/Terry M. Murphy
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

101

The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and (iv) the Notes to Condensed Consolidated Financial Statements.