Form 10-Q
period 2010-09-30
SMITH A O CORP
filed 2010-11-04
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

Class A Common Stock Outstanding as of October 29, 2010 — 4,969,487 shares

Common Stock Outstanding as of October 29, 2010 — 25,571,579 shares

Index

A. O. Smith Corporation

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Three and Nine Months ended September 30, 2010 and 2009

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Water Products	$377.5	$336.7	$1,119.1	$1,012.8
Electrical Products	183.3	165.9	539.4	472.0
Inter-segment sales	(1.4)	(1.1)	(3.2)	(2.9)

Net sales	559.4	501.5	1,655.3	1,481.9
Cost of products sold	410.3	363.0	1,203.3	1,119.5

Gross profit	149.1	138.5	452.0	362.4
Selling, general and administrative expenses	101.7	92.3	303.2	265.6
Direct flood related expense	-	-	34.2	-
Restructuring and other charges/(income)	(0.4)	(3.0)	0.1	(1.5)
Interest expense	2.5	2.5	7.8	8.8
Other expense - net	1.0	0.6	1.7	2.1

	44.3	46.1	105.0	87.4
Provision for income taxes	12.3	11.4	25.5	20.2

Earnings before equity loss in joint venture	32.0	34.7	79.5	67.2
Equity loss in joint venture	-	(0.1)	(0.1)	(0.3)

Net earnings	32.0	34.6	79.4	66.9
Less: Net earnings attributable to noncontrolling interest	-	-	0.1	(8.3)

Net earnings attributable to A. O. Smith Corporation	$32.0	$34.6	$79.5	$58.6

Earnings per Common Share
Basic	$1.05	$1.15	$2.61	$2.70

Diluted	$1.04	$1.14	$2.59	$2.69

Dividends to A. O. Smith Shareholders	$0.21	$0.195	$0.60	$0.575

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2010 and December 31, 2009

(dollars in millions)

	(unaudited) September 30, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$109.1	$76.3
Receivables	422.4	373.6
Inventories	268.6	215.1
Deferred income taxes	27.3	26.6
Other current assets	49.0	48.4

Total Current Assets	876.4	740.0
Property, plant and equipment	993.7	994.6
Less accumulated depreciation	592.6	582.3

Net property, plant and equipment	401.1	412.3
Goodwill	569.3	567.8
Other intangibles	114.4	119.5
Deferred income taxes	11.7	22.2
Other assets	33.7	39.5

Total Assets	$2,006.6	$1,901.3

Liabilities
Current Liabilities
Short term debt	$158.0	$-
Trade payables	337.8	312.9
Accrued payroll and benefits	51.2	51.6
Accrued liabilities	77.0	67.0
Product warranties	40.7	38.7
Long-term debt due within one year	21.1	21.1

Total Current Liabilities	685.8	491.3
Long-term debt	97.5	232.1
Pension liabilities	210.1	232.8
Other liabilities	151.3	155.3

Total Liabilities	1,144.7	1,111.5
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 5,002,082 and 5,818,107	25.0	26.2
Common Stock, $1 par value: authorized 60,000,000 shares; issued 27,404,778 and 27,166,486	27.4	27.2
Capital in excess of par value	667.9	662.7
Retained earnings	426.4	365.4
Accumulated other comprehensive loss	(228.5)	(230.9)
Treasury stock at cost	(75.3)	(79.9)
Noncontrolling interest	19.0	19.1

Total Stockholders’ Equity	861.9	789.8

Total Liabilities and Stockholders’ Equity	$2,006.6	$1,901.3

 See accompanying notes to unaudited condensed consolidated financial statements

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Nine Months ended September 30, 2010 and 2009

(dollars in millions)

(unaudited)

	Nine Months Ended September 30
	2010	2009
Operating Activities

Net earnings	$79.4	$66.9
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	49.0	50.7
Loss (gain) on disposal of assets	14.0	(3.3)
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	(63.5)	95.4
Noncurrent assets and liabilities	(10.0)	(26.1)
Other	(0.1)	0.7

Cash Provided by Operating Activities	68.8	184.3

Investing Activities
Capital expenditures	(47.6)	(37.9)
Net cash distributed with spin-off of discontinued businesses	-	(7.1)
Acquisition of business	(5.6)	(0.4)
Proceeds from sale of restricted marketable securities	4.6	8.9
Proceeds from sale of assets	4.2	9.6

Cash Used in Investing Activities	(44.4)	(26.9)

Financing Activities
Short term debt incurred - net	40.8	-
Long-term debt repaid	(18.6)	(111.5)
Proceeds from stock option activity	4.5	3.5
Dividends paid	(18.3)	(15.5)

Cash Provided by (Used in) Financing Activities	8.4	(123.5)

Net increase in cash and cash equivalents	32.8	33.9
Cash and cash equivalents - beginning of period	76.3	35.3

Cash and Cash Equivalents - End of Period	$109.1	$69.2

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K filed with the SEC on February 26, 2010.

On April 22, 2009, A. O. Smith Corporation (the company) closed on a merger transaction with Smith Investment Company (SICO). The merger was approved by the company’s stockholders on April 14, 2009.

The transaction between the company and SICO has been accounted for as a reverse acquisition with SICO as the accounting acquirer and the company (which is the surviving entity for legal purposes) as the accounting acquiree. As this is a common control transaction under Accounting Standards Codification (“ASC”) 805 Business Combinations (formerly FAS 141(R)), the transaction is accounted for as an equity transaction under ASC 810-10 Consolidations (formerly FAS 160). The acquisition of a noncontrolling interest does not require purchase accounting.

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

Certain prior year amounts have been reclassified to conform to 2010 presentation.

2.	Inventories (dollars in millions)

	September 30, 2010	December 31, 2009
Finished products	$166.5	$142.9
Work in process	44.8	41.3
Raw materials	125.8	99.4

	337.1	283.6
LIFO reserve	(68.5)	(68.5)

	$268.6	$215.1

3.	Restricted Marketable Securities

The company acquired GSW Inc. (GSW) on April 3, 2006. GSW operated a captive insurance company (Captive) to provide product liability and general liability insurance to its subsidiary American Water Heater Company (American). The company decided to cover American’s prospective liability exposures with its existing insurance programs and all product liability claims for events which occurred prior to July 1, 2006 will be financed by the Captive. The reinsurance company restricts the amount of capital which must be maintained by the Captive and this restricted amount was $11.1 million at September 30, 2010. The $11.1 million is invested in short-term securities and is included in other non-current assets on the company’s balance sheet on September 30, 2010. During the first nine months of 2010 and 2009 the captive liquidated $4.6 million and $8.9 million of short term securities and paid the company a dividend of $4.6 and $8.9 million. The company used the proceeds to pay down debt.

4.	Long-Term Debt

The company has a $425 million multi-currency revolving credit agreement with eight banks. The facility expires February 17, 2011 and has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by the company’s leverage ratio. The company plans to have the replacement for the facility in place in the fourth quarter 2010. There are no problems anticipated with completing the new facility at this time.

Borrowings under the bank credit lines and commercial paper borrowings are supported by the $425 million revolving credit agreement. As the revolving credit agreement expires in less than one year, outstanding borrowings of bank lines, credit lines and commercial paper are classified as short term debt at September 30, 2010.

5.	Product Warranties (dollars in millions)

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. The following table presents the company’s warranty liability activity for the nine months ended September 30, 2010 and 2009, respectively.

	2010	2009
Balance at January 1	$112.9	$111.8
Expense	51.9	54.3
Claims settled	(48.2)	(54.1)

Balance at September 30	$116.6	$112.0

The company has recorded a current receivable of $13.1 million to recover certain costs from a vendor under an arrangement which existed prior to entering into litigation with the vendor in Tennessee State Court. The company believes collection of the receivable and any future amounts to be recovered related to this litigation is probable (possible future amounts could reach an additional $8 million to $17 million).

6.	Comprehensive Earnings (dollars in millions)

The company’s comprehensive earnings are comprised of net earnings, foreign currency translation adjustments, adjustments to minimum pension liability and post retirement obligations, and realized and unrealized gains and losses on cash flow derivative instruments.

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net earnings	$32.0	$34.6	$79.4	$66.9
Other comprehensive earnings (loss): Foreign currency translation adjustments	5.8	2.5	2.8	2.8
Adjustment to additional minimum pension liability and post retirement obligation less related income tax provision (benefit) of: 2010 - $(0.1) 2009 - $1.1	-	-	(0.1)	1.7
Unrealized net (loss) gains on cash flow derivative instruments less related income tax provision (benefit): 2010 - $2.4 and $(0.4) 2009 - $5.6 and $29.0	4.0	8.8	(0.5)	45.4
Less comprehensive (earnings) loss attributable to noncontrolling interest	-	-	0.1	(20.6)
Reclass of Accumulated Comprehensive Loss associated with noncontrolling interest	-	-	-	(179.7)

Comprehensive earnings (loss)	$41.8	$45.9	$81.7	$(83.5)

7.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings attributable to A. O. Smith Corporation and excludes the noncontrolling interest. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Denominator for basic earnings per share - weighted average shares	30,531,143	30,160,136	30,479,513	21,664,457

Effect of dilutive stock options, restricted stock and share units	304,960	239,503	250,230	93,829

Denominator for diluted earnings per share	30,836,103	30,399,639	30,729,743	21,758,286

7.	Earnings per Share of Common Stock (continued)

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

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by shareholders in 2002. The plan provides for the issuance of 1,250,000 stock options, restricted stock or share units. At the company’s annual meeting of stockholders on April 14, 2009, an amendment to the plan was approved to increase the authorized shares of Common Stock under the plan by 1,250,000. Additionally, any shares that would have been available for stock options, restricted stock or share units under the predecessor plan, if that plan was in effect, will be available for granting of share based awards under the plan. The number of shares available for granting of options, restricted stock or share units at September 30, 2010 was 1,433,051. Upon stock option exercise, restricted stock grant, or share unit vesting, shares are issued from treasury stock.

Total stock based compensation cost recognized in the three month periods ended September 30, 2010 and 2009 was $1.4 million and $1.6 million, respectively. Total stock based compensation cost recognized in the nine month periods ended September 30, 2010 and 2009 was $4.8 million and $4.3 million, respectively.

Stock Options

The stock options granted in the nine month periods ended September 30, 2010 and 2009, have three year pro-rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2010 and 2009 expire ten years after date of grant. Options are expensed ratably over the three year vesting period. Stock based compensation cost attributable to stock options in the three month periods ended September 30, 2010 and 2009 was $0.6 million and $0.8, respectively. Stock based compensation expense attributable to stock options in the nine month periods ended September 30, 2010 and 2009 was $1.9 million and $1.8 million, respectively. Included in the stock option expense for the nine month periods ended September 30, 2010 and 2009 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

8.	Stock Based Compensation (continued)

Changes in option shares, all of which are Common Stock, were as follows for the nine months ended September 30, 2010:

	Weighted-Avg. Per Share Exercise Price	Nine Months Ended September 30, 2010	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)

Outstanding at January 1, 2010	$ 28.36	1,087,167

Granted	41.90	158,000

Exercised	19.72	(146,068)

Terminated	30.41	(2,566)

Outstanding at September 30, 2010	33.25	1,096,533	8 years	$27.0

Exercisable at September 30, 2010	$ 32.58	630,523	7 years	$16.0

The weighted-average fair value per option at the date of grant during the nine months ended September 30, 2010 and 2009 using the Black-Scholes option-pricing model, was $15.29 and $8.18, respectively. Assumptions were as follows:

	Nine Months Ended September 30,
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

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 68,401 and 105,534 share units under the plan in the nine month periods ended September 30, 2010 and 2009, respectively. The share units were valued at $2.9 million and $3.0 million at the date of issuance in 2010 and 2009, respectively, based on the company’s stock price at the date of grant and will be recognized as compensation expense ratably over the three-year vesting period. Share based compensation expense attributable to share units of $0.8 million was recognized in the three month periods ended September 30, 2010 and 2009. Share based compensation attributable to share units of $2.9 million and $2.5 million was recognized in the nine month periods ended September 30, 2010 and 2009, respectively. Share based compensation expense recognized in the nine month periods ended September 30, 2010 and 2009 included expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period.

8.	Stock Based Compensation (continued)

A summary of share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2010	317,516	$ 33.01

Granted	68,401	41.90

Vested	(67,600)	36.52

Terminated	(1,800)	37.62

Issued and unvested at September 30, 2010	316,517	$ 33.65

9.	Pensions (dollars in millions)

The following table presents the components of the company’s net pension expense.

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Service cost	$2.1	$2.1	$6.4	$6.3
Interest cost	11.6	12.2	35.0	37.3
Expected return on plan assets	(15.4)	(15.2)	(46.2)	(45.6)
Amortization of net unrecognized loss	4.5	2.6	13.4	8.0
Amortization of prior service cost	(0.2)	-	(0.7)	0.2

Defined benefit plan expense	$2.6	$1.7	$7.9	$6.2

In 2009, the company made contributions totaling $50.8 million and is not required to make a contribution in 2010. The company did make a contribution in June 2010 for $20 million and an additional contribution of $10 million in July 2010.

10.	Operations by Segment (dollars in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net sales
Water Products	$377.5	$336.7	$1,119.1	$1,012.8
Electrical Products	183.3	165.9	539.4	472.0
Inter-segment sales	(1.4)	(1.1)	(3.2)	(2.9)

	$559.4	$501.5	$1,655.3	$1,481.9

Operating earnings
Water Products (1),(4)	$37.6	$38.7	$89.3	$104.3
Electrical Products (2)	21.7	22.8	61.9	27.4
Inter-segment earnings	-	-	(0.1)	(0.1)

	59.3	61.5	151.1	131.6
Corporate expenses (3)	(12.5)	(13.0)	(38.4)	(35.7)
Interest expense	(2.5)	(2.5)	(7.8)	(8.8)

Earnings before income taxes	44.3	46.0	104.9	87.1
Provision for income taxes	12.3	11.4	25.5	20.2

Earnings from continuing operations	$32.0	$34.6	$79.4	$66.9

(1) includes equity loss in joint venture of :	$-	$(0.1)	$(0.1)	$(0.3)
(2) includes pre-tax restructuring and other charges/(income) of:	$(0.4)	$(3.0)	$0.1	$(2.5)
(3) includes pre-tax restructuring and other charges of:	$-	$-	$-	$1.0
(4) includes flood related expense of:	$-	$-	$34.2	$-

11.	Restructuring and Other Charges

Electrical Products Restructuring and Other Costs

December 31, 2009 balances represent miscellaneous costs yet to be paid related to plant closings in Scottsville, KY and Mebane, NC, which were completed prior to December 31, 2009, and severance accruals for the Shenzhen, China plant closing.

In the first nine months of 2009, $3.0 million of net gain was recognized related to the sale of the Shenzhen motor manufacturing facility to the Chinese government, which exercised eminent domain relative to a road construction project. Additionally, $0.5 million of expense was recognized for equipment move costs related to the plant closings mentioned above. In the first nine months of 2010, the company incurred net restructuring expenses of $0.1 million consisting of $0.7 million of severance cost associated with the Shenzhen closure as partially offset by $0.6 million of income from unutilized reserves associated with prior plant closings. Production ceased in Shenzhen in the second quarter of 2010.

The following table presents an analysis of the company’s Electrical Products restructuring reserve as of and for the nine months ended September 30, 2010 (dollars in millions):

11.	Restructuring and Other Charges (continued)

	Severance Costs	Other	Total
Balance at December 31, 2009	$ 0.3	$ 0.5	$ 0.8
Expense recognized	0.8	0.1	0.9
Payments	(0.1)	(0.1)	(0.2)

Balance at March 31, 2010	1.0	0.5	1.5
Income recognized	(0.1)	(0.3)	(0.4)
Payments/adjustments	(0.8)	0.5	(0.3)

Balance at June 30, 2010	0.1	0.7	0.8
Income recognized	-	(0.4)	(0.4)
Payments	(0.1)	(0.3)	(0.4)

Balance at September 30, 2010	$ -	$ -	$ -

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

Assets measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	September 30, 2010	December 31, 2009
Quoted Prices in Active Markets for Identical Assets (Level 1)	$ 8.3	$ 12.7
Significant Other Observable Inputs (Level 2)	8.9	5.2

Total Net Derivative Contracts	$ 17.2	$ 17.9

There were no changes in our valuation techniques used to measure fair values on a recurring basis as a result of adopting ASC 820.

13.	Derivative Instruments

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

The after-tax gain of the effective portion of the contracts of $5.0 million as of September 30, 2010 was recorded in accumulated other comprehensive loss, and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The effective portion of the contracts will be reclassified within one year. Commodity hedges outstanding at September 30, 2010 are a total of approximately 12.0 million pounds of copper and aluminum.

13.	Derivative Instruments (continued)

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

The majority of the amounts in accumulated other comprehensive loss for cash flow hedges is expected to be reclassified into earnings within one year and all of the hedges will be reclassified into earnings no later than September 4, 2012.

The following table summarizes, by currency, the contractual amounts of the company’s foreign currency forward contracts.

September 30 (dollars in millions)	2010		2009
	Buy	Sell	Buy	Sell
Euro	$1.6	$2.6	$1.6	$0.5
Canadian dollar	-	35.8	-	17.1
Chinese renminbi	74.0	-	20.2	-
Indian rupee	-	-	2.4	-
Mexican peso	103.0	-	99.6	-

Total	$178.6	$38.4	$123.8	$17.6

Interest Rate Swap Agreement

The company is exposed to interest rate risk as a result of its floating rate borrowings under its revolving credit facility. The company uses interest rate swaps to manage this risk. As of September 30, 2010 the company had one interest rate swap outstanding in the amount of $25 million that expires in November 2010.

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

The impact of cash flow hedges on the company’s financial statements is as follows (dollars in millions):

13.	Derivative Instruments (continued)

Fair value of derivative instruments:

		Fair Value
(dollars in millions)	Balance Sheet Location	September 30, 2010	December 31, 2009

Commodities contracts	Other current assets	$8.3	$12.7
Foreign currency contracts	Accrued liabilities	-	(0.6)
	Other current assets	9.1	6.8
Interest rate swap contract	Accrued liabilities	(0.2)	(1.0)

Total		$17.2	$17.9

The effect of derivative instruments on the Statement of Earnings for the quarter ended September 30:

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)		Location of gain/(loss) recognized in earnings on derivative (ineffective portion)	Amount of gain/(loss) recognized in earnings on a derivative (ineffective portion)
	2010	2009		2010	2009		2010	2009
Commodities contracts	$6.8	$8.4	Cost of products sold	$1.9	$(4.7)	Cost of products sold	$0.2	$0.2
Foreign currency contracts	3.5	(2.8)	Cost of products sold	2.3	(4.4)	N/A	-	-
Interest rate swap contract	-	(0.1)	Interest expense	(0.3)	(0.3)	N/A	-	-

	$10.3	$5.5		$3.9	$(9.4)		$0.2	$0.2

The effect of derivative instruments on the Statement of Earnings year to date September 30:

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)		Location of gain/(loss) recognized in earnings on derivative (ineffective portion)	Amount of gain/(loss) recognized in earnings on a derivative (ineffective portion)
	2010	2009		2010	2009	2010		2009
Commodities contracts	$4.5	$26.5	Cost of products sold	$9.1	$(30.7)	Cost of products sold	$0.2	$1.1
Foreign currency contracts	9.3	3.9	Cost of products sold	6.5	(13.0)	N/A	-	-
Interest rate swap contract	-	(0.3)	Interest expense	(0.9)	(0.8)	N/A	-	-

	$13.8	$30.1		$14.7	$(44.5)		$0.2	$1.1

14.	Income Taxes

The effective tax rates for the third quarter and first nine months of 2010 were 27.8 percent and 24.3 percent, respectively, and third quarter includes a $0.8 million benefit related to the adjustment of the book tax provision to taxes paid. The year-to-date effective tax rate includes a second quarter $13.3 million tax benefit on a $34.2 million charge for flood related expenses (see Note 15 of Notes to Consolidated Financial Statements) as well as the $0.8 million benefit in the third quarter mentioned above. The 2009 third quarter and first nine months effective tax rates were 24.7 percent and 23.1 percent, respectively. The third quarter included a $3 million non-taxable gain associated with the sale of a motor manufacturing plant in Shenzhen, China and a $1.5 million tax benefit for additional research tax credits and closure of a federal tax audit. The year-to-date effective tax rate includes the aforementioned third quarter benefits and a $1.9 million second quarter favorable adjustment in deferred taxes primarily related to a retroactive reduction in the tax rate of the China water heater operation for achieving high technology status.

As of September 30, 2010 and December 31, 2009 the company had $4.5 million of unrecognized tax benefits of which $3.9 million would affect the effective tax rate if recognized. The company recognizes interest and potential penalties related to unrecognized tax benefits as a component of income tax expense.

The company’s U.S. federal tax returns for 2007-2009 are subject to audit. The company is subject to state and local audits for the years 2004-2009. The company is also subject to non-U.S. income tax examinations for years 2002-2009.

15.	Ashland City, TN Facility Flood

Starting May 3, 2010, production at the company’s largest water heater manufacturing plant located in Ashland City, TN was temporarily shut down due to record flooding of the Cumberland River. Water heater production was shifted to other company plants located in the United States, Canada and Mexico. The company resumed production at the Ashland City, TN plant in June 2010 and has reached production levels which align with demand. The company does not expect to return to pre-flood efficiency levels until the end of 2010.

During the second quarter of 2010, the company recorded flood related expense of $34.2 million, net of insurance proceeds, consisting of the following:

Repair or write off of buildings and equipment	$36.2
Net inventory loss	15.7
Site cleanup and restoration	14.3

66.2
Less: insurance proceeds	32.0

Total flood related expense	$34.2

Site cleanup and restoration began as soon as the flood waters subsided. The company engaged outside contractors to pump out water and clean and sanitize the facilities and the grounds of the manufacturing facility prior to access by company personnel. Employees normally engaged in the production of water heaters were utilized in the cleanup and repair of the facility and equipment, assessment and recovery of inventories and other aspects of the site restoration. Internal and external costs associated with site restoration and cleanup totaled $14.3 million.

The buildings and equipment of the Ashland City, TN plant sustained damages due to the severe flooding. As of September 30, 2010, restoration of certain manufacturing equipment and office space is still in process. The carrying value of fixed assets destroyed in the flood was written

15.	Ashland City, TN Facility Flood (continued)

off, totaling $13.7 million. An additional $22.5 million was expensed to repair and refurbish damaged equipment to pre-flood condition.

The net inventory loss, totaling $15.7 million, includes the cost of raw materials, work-in-process and finished good inventories that were not able to be used or sold due to flood damage.

Insurance proceeds

The company maintains property damage and business interruption insurance coverage applicable to its Ashland City, TN plant totaling $30 million. The company also has federal flood insurance policies and $2 million was recovered. As of September 30, 2010 the company has received insurance proceeds of $32 million.

Government Assistance

In addition, the company has sought assistance from the State of Tennessee as well as local governmental agencies as incentive to reinvest in the Ashland City Facility. Those incentives are expected to be in the form of grants, tax credits and the purchase of certain property. When completed, the benefits, collectively, are expected to be approximately $7 million in 2010, of which $1.4 million of income was recorded in cost of goods sold in the third quarter of 2010.

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

Our Water Products water heater operations in China grew significantly in the third quarter and first nine months of 2010. We expect this growth to continue at a rate of two to three times the growth in China GDP as geographic expansion, market share gains and new product introductions contribute to our growth. The North American residential and commercial markets for our Water Products segment remain weak due to the relatively low number of housing starts and lack of commercial construction activity, although residential and commercial replacement demand has significantly supported our sales so far this year. We expect our 2010 North American residential and commercial growth in sales to be essentially flat for the total year.

Water Products recognized a pretax charge of $34.2 million in the second quarter of 2010 for expenses related to damages to its water heater manufacturing facility located in Ashland City, TN caused by record flooding of the Cumberland River. This facility was temporarily shut down and production of water heaters was transferred to our other water heater manufacturing facilities in the U.S., Canada and Mexico. A substantial portion of our pre-flood production activities have resumed at the facility prior to the end of the third quarter, however, some manufacturing inefficiencies are still being experienced. It is anticipated that operations will return to normal efficiency levels by the end of 2010. Some sales orders were lost, however, all customers have been retained.

The progress of our new water treatment business in China, which we acquired in November of 2009, has been slower than anticipated due to a number of unforeseen challenges, and we now expect this business to be about break even in 2010. We continue to expect strong long term sales growth opportunities in the water purification industry in China. We introduced A. O. Smith branded water purification products into our China retail distribution network during the third quarter.

During the second quarter of 2010, we began production of residential water heaters for the Indian market at our new plant located just outside of Bangalore, India.

On July 1, we acquired the rights from Takagi Industrial Co., Ltd, of Fuji-city, Shizuoka, Japan, to market and manufacture tankless water heaters in North America. As part of the venture, we are taking over the management of Takagi’s North American sales and distribution organization. Last year, we estimate the industry sold approximately 400,000 tankless water heaters in North America and we expect the market to grow by 10 percent in each of the next few years.

Our Electrical Products segment experienced increased sales in the third quarter due to higher global demand for motors and restocking of depleted inventories by its North America customers. Most of the segment’s end markets experienced growth compared with last year. At this point in the year, primarily due to the seasonality of the HVAC and pump segments, it is expected that volumes will decline in the fourth quarter compared with the third quarter.

RESULTS OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF 2010 COMPARED TO 2009

Sales were $559.4 million in the third quarter of 2010 or 11.5 percent higher than sales of $501.5 million in last year’s third quarter. Sales for the first nine months of 2010 were $1.66 billion or 11.7 percent higher than sales of $1.48 billion in the same period last year. The increased sales for both the third quarter and first nine months of 2010 were favorably impacted by higher water heater sales in China, improved demand in our global electric motors markets and replenishment of motor inventories by North American customers. The third quarter increase in sales was also impacted by commodity related pricing actions in both segments of our business earlier in the year.

Net earnings for the third quarter of 2010 were $32.0 million or $1.04 per diluted share or $2.6 million lower than net earnings of $34.6 million or $1.14 per diluted share in the third quarter of 2009. The lower third quarter earnings in 2010 were due to higher material costs, a $3.0 million gain on the sale of our Shenzhen, China motor facility in 2009 and a $1.5 million tax benefit in 2009 for additional research tax credits and closure of a federal tax audit. Net earnings for the first nine months of 2010 were $79.5 million or $2.59 per diluted share and compared to reported net earnings of $58.6 million or $2.69 per diluted share in the same period of 2009. Our reported earnings per share under GAAP for the first nine months of 2009 have been impacted by required accounting related to the company’s transaction with Smith Investment Company (SICO), which closed on April 22, 2009 and is discussed in more detail in Note 1 of the Notes to Condensed Consolidated Financial Statements. For accounting purposes, the former controlling shareholder, SICO, is treated as the acquirer even though A. O. Smith Corporation (the company) is the surviving corporation from a legal standpoint. Earnings and earnings per share amounts reported by the company for the first nine months of 2009 include SICO earnings and shares outstanding as adjusted by the exchange ratio of the merger.

The primary impact of the SICO transaction is in the calculation of earnings per share because the accounting rules require the use of SICO adjusted shares prior to closing. The 2010 quarterly and year-to-date earnings and per share amounts as well as the 2009 third quarter earnings and per share amounts are unaffected by the SICO transaction. Eliminating the impact of the transaction as set forth in the table on the following page, non-GAAP net earnings were $67.0 million or $2.21 per diluted share for the first nine months of 2009 and compared to the previously mentioned net earnings of $79.5 million or $2.59 per diluted share in the first nine months of 2010.

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

A. O. SMITH CORPORATION

Reconciliation of Non-GAAP Data

In millions, except per share amounts

	Third Quarter Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net Earnings, as reported	$32.0	$34.6	$79.5	$58.6
Add: Non-GAAP adjustments attributable to net earnings of non-controlling interest and SICO expenses	$-	$-	$-	$8.4

Adjusted Earnings	$32.0	$34.6	$79.5	$67.0

Average Common shares outstanding, as reported(1)	30.8	30.4	30.7	21.8
Add: Non-GAAP adjustments to weighted average Common shares attributable to non-controlling interest	-	-	-	8.5

Adjusted average Common shares outstanding	30.8	30.4	30.7	30.3

Earnings per Share, as reported	$1.04	$1.14	$2.59	$2.69

Adjusted Earnings per Share	$1.04	$1.14	$2.59	$2.21

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

Our gross profit margins are unaffected by the aforementioned SICO transaction and in the third quarter decreased from 27.6 percent in 2009 to 26.7 percent in 2010. The decline in margin occurred in our Water Products segment and was due to higher material costs and continuing inefficiencies caused by the flood in May. Our gross profit margin for the first nine months of 2010 increased to 27.3 percent from 24.5 percent in the same period of 2009. The higher margin in 2010 was due to increased volume at both operating segments and lower operating costs especially in our electric motors facilities where our margin improvement programs implemented over the past few years continue to provide cost savings. The gross profit margin in the first nine months of 2010 also benefited from lower material costs in the first half of the year.

Selling, general and administrative expenses (SG&A) in the third quarter and first nine months of 2010 were higher than the same periods in 2009 by $9.4 million and $37.6 million respectively. The increase in SG&A in both the third quarter and first nine months of 2010 was due to higher selling and advertising costs in support of increased volume in China and new product lines and additional SG&A associated with our water treatment acquisition.

The company recognized a pretax charge of $34.2 million in the second quarter for flood damage to our water heater manufacturing facility located in Ashland City, TN caused by extremely heavy rainfall on May 1st and 2nd of 2010. This facility was temporarily shut down and production of water heaters was transferred to our other water heater manufacturing facilities in the U.S., Canada and Mexico. Site cleanup and restoration began as soon as the flood water subsided. The total direct cost for the flood damage is estimated to be $66.2 million and includes: repair of buildings and equipment, site cleanup and restoration and write off of inventory and fixed assets. Insurance proceeds are $32.0 million resulting in a net charge for direct flood related expenses of $34.2 million. Additional detail is provided in Note 15 of the Notes to Condensed Consolidated Financial Statements. A substantial portion of pre-flood production activities have resumed at the Ashland City facility as of the end of the third quarter, however, some manufacturing inefficiencies are still being encountered. It is anticipated that operations will return to normal by 2010 year end. Some individual sales orders were lost, however, all customers have been retained.

In the third quarter of 2010, we recognized $0.4 million of restructuring income from unutilized reserves associated with prior plant closings. In the third quarter of 2009, we had restructuring income of $3.0 million associated with the sale of our Shenzhen, China electric motor facility to the Chinese government, which exercised eminent domain relative to a road construction project. In the first nine months of 2009, restructuring income was $1.5 million as the gain on the Shenzhen facility was partially offset by a $1.0 million loss on sale of a vacated facility from a previously owned business and $0.5 million of moving costs associated with certain Electrical Products plant closures. In the first nine months of 2010, we incurred net restructuring expenses of $0.1 million consisting of $0.7 million of severance cost associated with the Shenzhen closure as partially offset by $0.6 million of income from unutilized reserves associated with prior plant closings.

Interest expense was $2.5 million in the third quarter of both 2010 and 2009. Interest expense for the first nine months of 2010 was $1.0 million less than the same period last year due to lower debt levels.

We have significant pension benefit costs and credits that are developed from actuarial valuations. The valuations reflect key assumptions regarding among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumptions for the expected rate of return on plan assets is 8.75 percent in 2010, unchanged from 2009. The discount rate used to determine net periodic pension costs decreased from 6.6 percent in 2009 to 5.8 percent in 2010. Pension expense for the first nine months of 2010 was $7.9 million or $1.7 million higher than the first nine months of 2009. Total pension expense for 2010 is expected to be $10.5 million compared to $8.3 million in 2009. Our pension costs are reflected in cost of products sold and selling, general and administrative expense.

Our effective tax rates for the third quarter and first nine months of 2010 were 27.8 percent and 24.3 percent, respectively, and included a benefit of $0.8 million related to the adjustment of the book tax provision to taxes paid. The rate for the first nine months of 2010 also included a second quarter $13.3 million tax benefit on the $34.2 million charge for flood related expenses. The 2009 third quarter effective tax rate was 24.7 percent and included a $3.0 million non-taxable gain associated with the sale of a motor manufacturing plant in Shenzhen, China and a $1.5 million tax benefit for additional research tax credits and closure of a federal tax audit. The effective tax rate for the first nine months of 2009 was 23.1 percent and included the aforementioned third quarter benefits and a $1.9 million second quarter favorable adjustment in deferred taxes, primarily related to a retroactive reduction in the tax rate of the China water heater operation for achieving high technology status.

The net earnings attributable to noncontrolling interest in the first nine months of 2009 are comprised of the portion of A. O. Smith Corporation’s earnings not attributable to SICO shareholders through the closing of the transaction on April 22, 2009.

Water Products

Third quarter sales for our Water Products segment were $377.5 million or $40.8 million higher than 2009 third quarter sales of $336.7 million. Year-to-date sales in 2010 were $1.12 billion or $106.3 million higher than the same period in 2009. The sales increase in both the third quarter and first nine months of the year was due mostly to significantly higher sales in our water heater operation in China resulting from geographic expansion, market share gains and new product introductions. In addition, our recently acquired water treatment business contributed sales of $8.3 million and $24.3 million in the third quarter and first nine months of 2010, respectively.

Third quarter operating earnings for our Water Products segment were $37.6 million, or 2.8 percent lower than last year’s third quarter due to higher steel costs as well as increased costs due to continuing inefficiencies resulting from the May flood in Ashland City. A price increase, which became effective in the third quarter, partially offset the impact from higher steel costs during the third quarter. Year-to-date earnings in 2010 were $89.3 million or $15.0 million lower than earnings of $104.3 million in the same period of 2010. The decline in year-to-date earnings was due to the $34.2 million second quarter pretax charge for costs associated with the flood which more than offset the impact of increased sales of higher margin water heaters in China and higher volume of commercial water heaters in North America.

Electrical Products

Third quarter sales for our Electrical Products segment were $183.3 million or 10.5 percent higher than sales of $165.9 million in the third quarter of 2009 due to increases in most market segments and significant improvement in China hermetic motor sales. On a year-to-date basis, sales were $539.4 million in 2010 or $67.4 million higher than in the same period last year due to higher volume in all major market segments.

Operating earnings for our Electrical Products segment in the third quarter of 2010 were $21.7 million or $1.1 million lower than 2009 third quarter earnings of $22.8 million as earnings from higher volumes and pricing actions were partially offset by higher steel costs. Also, last year’s third quarter earnings benefited from a $3.0 million net gain associated with the sale of the Shenzhen, China facility and $2.2 million of LIFO income which resulted from reduced inventory levels. Operating earnings for the first nine months of 2010 were $61.9 million or $34.5 million higher than the same period last year. The improved year-to-date earnings in 2010 were due to higher volumes, lower operating costs, ongoing process improvement activities and increased sales of new products.

Outlook

The underlying strength in the replacement demand for our products continues to bolster our sales, and our recovery from the flood has been remarkable. However, the summer selling season is over, and our HVAC and swimming pool pump OEM customers normally reduce their order volumes in the fourth quarter to adjust their inventories. We expect this year will be no different. In addition, we are experiencing increases in raw material prices, particularly copper and steel, which is another reason to be cautious.

Nonetheless, as a result of the strength of our businesses through the third quarter tempered by an uncertain economic and political climate going forward, we are raising our 2010 full-year earnings estimate to between $3.25 to $3.35 per share, which includes the $.68 per share charge associated with the second quarter flood. The full year earnings estimate is based on the number of outstanding shares prior to the impact of the 3-for-2 stock split announced on October 15, 2010 and effective November 15, 2010.

Liquidity & Capital Resources

Our working capital, excluding short-term debt, was $348.6 million at September 30, 2010, $99.9 million greater than at December 31, 2009. The higher working capital was due to higher cash balances in China and higher accounts receivable and inventory levels related to higher volumes at both businesses. Inventory levels at Water Products were also higher to satisfy customer demand during the recovery period following the flooding of our Ashland City, Tennessee facility in May. This investment in working capital was partially offset by higher accounts payable balances at both businesses supporting higher volumes.

Cash provided by operating activities during the first nine months of 2010 was $68.8 million compared with $184.3 million during the same period last year. A larger investment in working capital needed to support increases in sales during the first nine months of 2010 compared with the same period in 2009 was partially offset by higher earnings. In addition, cash provided by operating activities in 2009 was positively impacted by significant reductions in inventory levels as a result of the difficult economic environment. For the total year 2010, we expect cash provided by operating activities to be approximately $150 to $160 million.

Our capital expenditures totaled $47.6 million during the first nine months of 2010, compared with $37.9 million spent one year ago. We are projecting 2010 capital expenditures to be between $80 and $90 million with approximately $20 million spent in this year as a result of the Tennessee flooding. Full year depreciation and amortization is expected to be approximately $70 million.

In February 2006, we completed a $425 million multi-currency credit facility with eight banks which expires in February, 2011. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants during the entire quarter ending September 30, 2010. We plan to have the replacement for this facility in place in the fourth quarter of 2010, and we do not anticipate any problems completing the new facility at this time.

The facility backs up commercial paper and credit line borrowings. As the credit facility expires in less than one year, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as short-term debt. At September 30, 2010, we had available borrowing capacity of $267 million under this facility. We believe the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt increased $23.4 million from $253.2 million at December 31, 2009 to $276.6 million at September 30, 2010. Our leverage, as measured by the ratio of total debt to total capitalization, was 24% at the end of the quarter, the same as at the end of last year.

Our pension plan continues to meet all funding requirements under ERISA regulations. We are not required to make a contribution in 2010; however, we contributed $30 million to the plan earlier this year.

GSW, Inc operated a captive insurance company to provide product liability and general liability insurance to its subsidiary, American Water Heater Company. We decided to cover American’s liability exposures with our existing insurance programs and operate the captive in runoff effective July 1, 2006. The reinsurance company restricts the amount of capital which must be maintained by the captive. At September 30, 2010, the restricted amount was $11.1 million and is included in other non-current assets. The restricted assets are invested in money market securities. The captive paid a dividend of $4.6 million to us in the second quarter of this year, and it was used to pay down debt.

On October 11, 2010, our board of directors declared a cash dividend of $.21 per share on our common stock and Class A common stock. In addition, our board declared a 3-for-2 stock split in the form of a fifty percent stock dividend on October 12, 2010. Holders of our common stock and our Class A common stock will receive one additional identical share of such class of stock for every two shares they own as of the record date and will receive cash in lieu of fractional shares based on the closing price of our common stock on the record date, adjusted for the stock dividend. It is expected that the stock dividend will increase the total number of shares of common stock and Class A common stock outstanding to approximately 45.8 million shares. Both the cash dividend and the stock dividend are payable on November 15, 2010 to shareholders of record on October 29, 2010. The cash dividend will be paid on the basis of the pre-split shares.

Critical Accounting Policies

The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2009. We believe that at September 30, 2010 there has been no material change to this information.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to Accounting Codification Statement (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”. The amendment to Topic 820 improves disclosures about fair value measurements by requiring disclosure of transfers in and out of levels 1 and 2 as well as additional disclosures related to level 3 inputs. We adopted the amendment to ASC 820 on January 1, 2010. Adoption of this amendment did not have a material impact on our consolidated financial condition, results of operations or cash flows.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this release. Factors that could cause such a variance include the following: significant volatility in raw material prices; competitive pressures on the company’s businesses; inability to implement pricing actions; negative impact of future pension contributions on the company’s ability to generate cash flow; instability in the company’s electric motor and water products markets; further weakening in housing construction; further weakening in commercial construction; timing of any recoveries in housing or commercial construction; a slowdown in the Chinese economy; further adverse changes in customer liquidity and general economic and capital market conditions; the impact of acquisition accounting or non-GAAP financial measures on the company’s financial statements; difficulties in integrating the China acquisition or the North American tankless water heater venture; difficulties in realizing future growth and profit expectations for the China acquisition or the North American tankless venture and potential negative impacts on the company that the flooding of its Ashland City, Tenn., water heater manufacturing plant may have. Forward-looking statements included in this filing are made only as of the date of this filing, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 14, 2007, the company’s board of directors approved a stock repurchase program authorizing the purchase of up to one million shares of the company’s common stock. This stock repurchase authorization remains effective until terminated by the company’s board of directors. The following table sets forth the number of shares of common stock the company repurchased during the first nine months of 2010.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs
January 1 – September 30, 2010	-	-	-	1,000,000

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Refer to the Exhibit Index on page 31 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

November 4, 2010	/s/John J. Kita
John J. Kita
Senior Vice President
Corporate Finance & Controller

November 4, 2010	/s/Terry M. Murphy
Terry M. Murphy
Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and (iv) the Notes to Condensed Consolidated Financial Statements.