Form 10-K
period 2010-12-31
SMITH A O CORP
filed 2011-02-24
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                  to

Commission File Number 1-475

A. O. Smith Corporation

(Exact name of registrant as specified in its charter)

Delaware	39-0619790
(State of Incorporation)	(I.R.S. Employer Identification No.)

11270 West Park Place, Milwaukee, Wisconsin	53224-9508
(Address of Principal Executive Office)	(Zip Code)

(414) 359-4000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Shares of Stock Outstanding January 31, 2011	Name of Each Exchange on Which Registered
Class A Common Stock (par value $5.00 per share)	7,449,153	Not listed

Common Stock (par value $1.00 per share)	38,395,163	New York Stock Exchange

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

☑Yes    ☐No

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

Large accelerated filer    ☑                     Accelerated filer    ☐                    Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)                 ☐Yes    ☑No

The aggregate market value of voting stock held by non-affiliates of the registrant was $27,126,427 for Class A Common Stock and $783,934,922 for Common Stock as of June 30, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

1.

Portions of the company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference in Part III).

A. O. Smith Corporation

Index to Form 10-K

Year Ended December 31, 2010

PART 1

ITEM 1 - BUSINESS

We are a leading manufacturer of water heating equipment, serving a diverse mix of residential and commercial end markets principally in the United States with a growing international presence. Our company is comprised of one reporting segment: Water Products. Our Water Products business manufactures and markets a comprehensive line of residential gas, gas tankless and electric water heaters, standard and specialty commercial water heating equipment, high-efficiency copper-tube boilers, water treatment products and water systems tanks.

On December 12, 2010, we entered into a definitive agreement to sell our Electrical Products business to Regal Beloit Corporation for $700 million in cash and approximately 2.83 million shares of Regal Beloit Corporation common stock. The transaction is expected to close in the first half of 2011, subject to regulatory approvals and customary closing conditions. Due to the pending sale, our Electrical Products segment has been reflected as discontinued operations in the accompanying financial statements for all periods presented. For further information about the Electrical Products segment, see Note 2 to the Consolidated Financial Statements, entitled “Discontinued Operations” which appears on page 36.

The following table summarizes our sales from continuing operations. This summary and all other information presented in this section should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, which appear in Item 8 in this document.

	Years Ended December 31 (dollars in millions)
	2010	2009	2008	2007	2006
Water Products	$1,489.3	$1,375.0	$1,451.3	$1,423.1	$1,260.8

WATER PRODUCTS

In our Water Products business, sales increased 8 percent or $114.3 million in 2010 compared with the prior year. A 30 percent increase in sales of water heaters in China and a full year of sales from our 2009 water treatment acquisition represent the majority of the increase.

We serve residential and commercial end markets in North America with a broad range of products, including:

Residential gas, gas tankless and electric water heaters. Our residential water heaters come in sizes ranging from 2.5 gallon (point-of-use) models to 119 gallon appliances with varying efficiency ranges. We offer electric, natural gas and liquid propane models as well as solar tanks and gas tankless units for today’s energy efficient homes. North American residential water heater sales in 2010 were approximately $850 million or 57 percent of company revenues.

Commercial (standard and specialty) water heaters. Our gas, oil, electric and tankless water heaters come in capacities ranging from 6 gallons to 594 gallons and are used by customers who require a consistent, economical source of hot water. Typical applications include restaurants, hotels and motels, laundries, car washes and small businesses.

Our Water Products business also manufactures copper-tube boilers and expansion tanks and related products and parts.

A significant portion of our Water Products business is derived from the replacement of existing product, and we believe that the sale of product to the North American residential new housing construction market represents less than 10 percent of the segment’s total residential water heater sales.

We are the largest manufacturer and marketer of water heaters in North America, and we have a leading share in both the residential and standard commercial segments of the market. As the leader in the residential water heating market segment, we offer an extensive line of high-efficiency gas and electric models. In the commercial market segment, we believe our comprehensive product line, as well as our high-efficiency products, give us a competitive advantage in this higher-margin segment of the water heating industry.

Our Water Products wholesale distribution channel includes more than 1,100 independent wholesale plumbing distributors with more than 4,400 selling locations serving residential and commercial markets. We also sell our residential water heaters through the retail channel. In this channel, our customers include five of the seven largest national hardware and home center chains, including long-standing exclusive branding relationships with both Lowe’s Companies, Inc. and Sears, Roebuck and Co.

We entered the Chinese water heater market through a joint venture in 1995, buying out our partner three years later. Since that time, we have been aggressively expanding our presence while building A. O. Smith brand recognition in the Chinese residential and commercial markets. In 2010, the Chinese Water Products operation generated sales of $287.9 million, an increase of 30 percent, compared with 2009. We believe we are one of the leading suppliers of water heaters to the residential market in China.

In 2008, we established a sales office in India and began importing products specifically designed for India from our Nanjing, China facility. We began manufacturing water heaters in India in the second quarter of 2010.

In November 2009, we purchased 80 percent of the water treatment business of Tianlong Holding Co., Ltd. of Hong Kong, and we are operating the business as the newly formed A. O. Smith (Shanghai) Water Treatment Products Co. Ltd. Through this company and our current water heater distribution channels, we manufacture and supply water treatment products such as reverse osmosis units to the China residential and commercial markets, as well as export markets throughout the world. In the fourth quarter of 2010, we purchased the remaining 20 percent interest in Tianlong Holding Co., Ltd. and we now own 100 percent of the company.

On July 1, 2010, we acquired the rights from Takagi Industrial Co., Ltd. of Fuji-City, Shizuoka, Japan, to market tankless water heaters in North America and entered into a long-term agreement with Takagi Industrial to supply tankless water heaters. As part of the venture, we are taking over the management of Takagi’s North American sales and distribution organization. Through this venture, we offer a full line of tankless gas water heaters under our own brands in association with the Takagi brand.

Our energy efficient product offering continues to be a growing driver of our business. Our Cyclone product family now represents 21% of our tank-type commercial product unit sales in the U.S., and it offers significant energy savings and a short payback to our customers. In 2010, we introduced residential solar and heat pump water heaters in the U.S. as well as other higher efficiency water heating solutions to round out our energy efficient product offering. Globally, we offer water heating products using renewable solar and heat pump technologies.

We sell our water heating products in highly competitive markets. We compete in each of our targeted market segments based on product design, quality of products and services, performance and price. Our principal water heating competitors in the United States include Rheem Manufacturing Company, Bradford-White Corporation and Lochinvar Corporation. Our primary competitor in China is Haier Appliances, a Chinese company, but we also compete with Ariston, Siemens and Midea in the electric water heater market and Rinnai and Noritz in the gas instantaneous water heater market. Additionally, we compete with numerous other Chinese private and state-owned water heater and boiler manufacturing companies in China.

RAW MATERIAL

Raw materials for our manufacturing operations, which consist primarily of steel, are generally available from several sources in adequate quantities. A portion of our customers are contractually obligated to accept price changes based on fluctuations in steel prices. Significant volatility in steel costs has occurred over the last several years.

RESEARCH AND DEVELOPMENT

In order to improve competitiveness by generating new products and processes, we conduct research and development at our Corporate Technology Center in Milwaukee, Wisconsin and at our operating locations. Total expenditures for research and development in 2010, 2009 and 2008 were $37.1, $31.0 and $28.8 million, respectively.

PATENTS AND TRADEMARKS

We own and use in our businesses various trademarks, trade names, patents, trade secrets and licenses. We do not believe that our business as a whole is materially dependent upon any such trademark, trade name, patent, trade secret or license. However, our trade name is important with respect to our products, particularly in China.

EMPLOYEES

Our continuing operations employed approximately 10,400 employees as of December 31, 2010.

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

•	We may not complete the sale of our Electrical Products business in the time frame or on the terms we anticipate, or at all

We have entered into an agreement to sell our Electrical Products business to Regal Beloit Corporation for $700 million in cash and approximately 2.83 million shares of Regal Beloit Corporation common stock. The completion of the transaction is subject to certain conditions, including the absence of a material adverse change in the Electrical Products business and the receipt of approvals, non-objections or clearances from antitrust regulators, including the Federal Trade Commission and Antitrust Division of the U.S. Department of Justice under the Hart-Scott-Rodino Act. We cannot assure that these approvals, non-objections and clearances will be obtained or, if they are obtained, that they will not impose conditions on, or require divestitures relating to, the operations or assets of the Electrical Products business or Regal Beloit. These conditions or divestitures or any challenge to the transaction may jeopardize or delay the completion of the transaction, result in additional expenditures of money and resources, reduce the anticipated benefits of the transaction or materially adversely affect the stock prices of our company and Regal Beloit. These and other factors could cause our ability to complete the sale on the terms and within the time frames anticipated to be different than expected. We cannot guarantee that we will complete the sale of our Electrical Products business or that we will realize the expected net proceeds from the sale in a manner that allows us to use such proceeds to repay debt, make a contribution to our pension plan and pursue acquisitions.

•	The effects of the global economic downturn could have a material adverse effect on our business

The U.S. economy is improving and other geographic areas in which we operate are showing signs of improvement as well. The global credit and capital markets are still showing signs of stress, however, and threaten to stall or reverse the course of the recovery. If this were to occur it could adversely affect consumer confidence and spending patterns which could result in decreased demand for the products we sell, a delay in purchases, increased price competition, and slower adoption of energy efficient products which could negatively impact our profitability and/or cash flow. In addition, a deterioration in current economic conditions, including the credit market conditions, could negatively impact our vendors and customers, which could result in an increase in bad debt expense, customer and vendor bankruptcies, interruption or delay in supply of materials, and increased material prices, which could negatively impact our ability to distribute, market and sell our products and our financial condition, results of operations and cash flows.

•	A portion of our business could continue to be adversely affected by a decline in new residential or commercial construction

A portion of our products are sold into the new residential and commercial construction markets. The strength of these markets depends on new housing starts and business investment, which are a function of many factors beyond our control, including interest rates, employment levels, availability of credit and consumer confidence. Further downturns in the new construction markets we serve could result in lower revenues and lower profitability. New housing starts declined in 2008 and 2009 and were flat in 2010 and may continue at the lower levels or decline further. We believe that less than ten percent of our Water Products residential businesses is affected by changes in the residential housing construction markets. Commercial construction activity could continue the decline that began in the second half of 2008 and declined further in 2009 and 2010. Furthermore, though we believe that the majority of the commercial business we serve is for replacement, we could also be affected by changes in the commercial construction market.

•	A portion of our business could be affected by a slowing Chinese economy

We have experienced above average growth in sales in China. If the Chinese economy were to experience a significant slowdown it could adversely affect our financial condition, results of operations and cash flows.

•	A material loss, cancellation, reduction, or delay in purchases by one or more of our largest customers could harm our business

Net sales to Water Product’s five largest customers represented approximately 43 percent of 2010 net sales from continuing operations. We expect that customer concentration will continue for the foreseeable future. Our dependence on sales from a relatively small number of customers makes our relationship with each of these customers important to our business. We cannot assure that we will be able to retain our largest customers. Some of our customers may in the future shift their purchases of products to our competitors or to other sources. The loss of one or more of our largest customers, any material reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or our inability to execute on pricing actions could have a material adverse effect on our financial position, results of operations and cash flows.

•	Because we participate in markets that are highly competitive, our revenues could decline as we respond to competition

We sell all of our products in highly competitive markets. We compete in each of our targeted markets based on product design, reliability, quality of products and services, advanced technologies, product performance, maintenance costs and price. We compete against manufacturers located, primarily, in North America and China. Some of our competitors may have greater financial, marketing, manufacturing, research and development and distribution resources than we have. We cannot assure that our products and services will continue to compete successfully with those of our competitors or that we will be able to retain our customer base or improve or maintain our profit margins on sales to our customers, all of which could materially and adversely affect our financial condition, results of operations and cash flows.

•	We increasingly manufacture and sell our products outside the United States, which may present additional risks to our business

Approximately 35.5 percent of our 2010 net sales were attributable to products manufactured outside of the United States, principally in China. Approximately 5,900 of our 10,400 total employees from continuing operations are located in China. In 2010, we opened a manufacturing plant in India. International operations generally are subject to various risks, including political, religious, and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, the impact of foreign government regulations, and the effects of income and withholding tax, governmental expropriation, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory, and business climate could have a material adverse effect on our financial condition, results of operations and cash flows.

•	Our international operations are subject to risks related to foreign currencies

We have significant operations outside of the United States, primarily in China and Canada and to a lesser extent India and Mexico, and therefore, hold assets, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U. S. dollar. The financial statements of our foreign subsidiaries are translated into U.S. dollars. As a result, we are subject to risks associated with operating in foreign countries, including fluctuations in currency exchange rates and interest rates, imposition or increase in withholding and other taxes on remittances and other payments by foreign subsidiaries, labor relations problems, hyperinflation in some foreign countries and imposition or increase of investments or other restrictions by foreign governments or the imposition of environmental or employment laws. Furthermore, we typically price our products in our foreign operations in local currencies. As a result, an increase in the value of the U.S. dollar relative to the local currencies of profitable foreign subsidiaries can have a negative effect on our profitability. In addition to currency translation risks, we incur a currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or sale transaction using a currency different from the operating subsidiaries functional currency. The above mentioned risks in North America and Asia may hurt our ability to generate revenue and profits in those regions in the future.

•	We are subject to regulation of our international operations that could adversely affect our business and results of operations

Due to our global operations, we are subject to many laws governing international relations, including those that prohibit improper payments to government officials and restrict where we can do business, what information or products we can supply to certain countries and what information we can provide to a non–U.S. government, including but not limited to the Foreign Corrupt Practices Act and the U.S. Export Administration Act. Violations of these laws, which are complex, may result in criminal penalties or sanctions that could have a material adverse effect on our business, financial condition and results of operations.

•	Our operations could be adversely impacted by material price volatility and supplier concentration

The market prices for certain raw materials we purchase, primarily steel, have been very volatile in the recent past. While our company periodically enters into supply contracts to fix the cost of certain raw material purchases, significant increases in the cost of any of the key materials we purchase could increase our cost of doing business and ultimately could lead to lower operating earnings if we are not able to recover these cost increases through price increases to our customers. Historically, there has been a lag in any customer recovery of increased material costs which could negatively impact our profitability. In addition, in some cases we are dependent on a limited number of suppliers for some of the raw materials and components required in the manufacture of our product. A significant disruption or termination of the supply from one of these suppliers could delay sales or increase cost which could result in a material adverse effect on our financial condition, results of operations and cash flows.

•	Our business may be adversely impacted by product defects

Product defects can occur through our own product development and design and manufacturing processes or through our reliance on third parties for component design and manufacturing activities. We may incur various expenses related to product defects, including product warranty costs, product recall and retrofit costs and product liability costs. While we maintain a reserve for our product warranty costs based on certain estimates and our knowledge of current events and actions, our actual warranty costs may exceed our reserve, resulting in a need to increase our accruals for warranty charges. In addition, the reputation of our brand may be diminished by product defects and recalls. Further, our inability to cure a product defect could result in the failure of a product line or the temporary or permanent withdrawal from a product or market. Any of these events may have a material adverse impact on our financial condition, results of operations and cash flow.

•	Our underfunded pension plans require future pension contributions which could limit our flexibility in managing our company

Due to the negative investment returns in 2008, the projected benefit obligations of our defined benefit pension plans exceeded the fair value of the plan assets by $221.3 million at December 31, 2010. Beginning in 2008, the minimum required contribution equals the target normal cost plus a seven year amortization of any funding shortfall, offset by any ERISA credit balance. The company is required to make a minimal contribution to the plan in 2011. The company is forecasting contributions of up to $200 million in 2011 using a portion of the cash proceeds from the expected sale of the Electrical Products business, which would be in lieu of over $200 million in contributions that likely would have to be made over the next five years. The company is forecasting no contributions in 2012. However, the company cannot provide any assurance that the sale of the Electrical Products business will be completed and provide the funds for such a contribution in 2011. Among the key assumptions inherent in the actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If interest rates and actual rates of return on invested plan assets were to decrease significantly, our pension plan obligations could increase materially. The size of future required pension contributions could result in us dedicating a substantial portion of our cash flow from operations to making the contributions which could negatively impact our flexibility in managing the company.

•	We have significant goodwill and an impairment of our goodwill could cause a decline in our net worth

Our total assets include significant goodwill. The goodwill results from our acquisitions, representing the excess of the purchase price we paid over the fair value of the tangible and intangible assets we acquired. We assess whether there has been impairment in the value of our goodwill during the fourth quarter of each calendar year or sooner if triggering events warrant. If future operating performance at our business does not meet expectations, we may be required to reflect, under current applicable accounting rules, a non-cash charge to operating results for goodwill impairment. The recognition of an impairment of a significant portion of goodwill would negatively affect our results of operations and total capitalization, the effect of which could be material. A significant reduction in our stockholders’ equity due to an impairment of goodwill may affect our ability to maintain the required debt-to-capital ratio existing under our debt arrangements. We have identified the valuation of goodwill and indefinite-lived intangible assets as a critical accounting policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies—Goodwill and Indefinite-lived Intangible Assets” included in Item 7 of this Annual Report on Form 10-K.

•	We purchased a water treatment company in late 2009 and we may encounter additional integration or operational difficulties

We purchased 80 percent of the water treatment business of Tianlong Holding Co., Ltd. of Hong Kong in November 2009, and purchased the remaining 20 percent in the fourth quarter of 2010. We are operating the business as A. O. Smith (Shanghai) Water Treatment Products Co., Ltd. The successful integration of the acquisition will require substantial attention from our management and the management of the acquired business, which could decrease the time management has to serve and attract customers. We cannot provide assurance that we will be able to successfully integrate this acquisition, that this acquisition will operate profitably or that it will be able to achieve the financial or operational success we expect from the acquisition. The progress of our water treatment business has been slower than anticipated due to a number of unforeseen challenges, and we incurred a small loss in 2010. Our financial condition, cash flows and operational results could be adversely affected if we do not successfully integrate the acquired business or if our other businesses suffer on account of the increased focus on the acquired business.

•

A substantial contribution to our financial results has come through acquisitions and we intend to grow by acquisitions using a portion of the cash proceeds from the expected sale of the Electrical Products business, and we may not be able to identify or complete future acquisitions, which could adversely affect our future growth

Acquisitions we have made since 2001 have had a significant impact on our results of operations. While we will continue to evaluate potential acquisitions and we intend to use a portion of the cash proceeds from the expected sale of the Electrical Products business, we may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, utilize cash flow from operations, obtain regulatory approval for certain acquisitions, or otherwise complete acquisitions in the future. If we complete any future acquisitions, then we may not be able to successfully integrate the acquired businesses or operate them profitably or accomplish our strategic objectives for those acquisitions. Our level of indebtedness may increase in the future if we finance acquisitions with debt, which would cause us to incur additional interest expense and could increase our vulnerability to general adverse economic and industry conditions and limit our ability to service our debt or obtain additional financing. We cannot assure you that future acquisitions will not have a material adverse affect on our financial condition, results of operations and cash flows.

•	Our results of operations may be negatively impacted by product liability lawsuits and claims

Our water heater products expose us to potential product liability risks that are inherent in the design, manufacture, sale and use of our products. While we currently maintain what we believe to be suitable product liability insurance, we cannot assure you that we will be able to maintain this insurance on acceptable terms, that this insurance will provide adequate protection against potential liabilities or that our insurance providers will successfully weather the current economic downturn. In addition, we self-insure a portion of product liability claims. A series of successful claims against us could materially and adversely affect our reputation and our financial condition, results of operations and cash flows.

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

•	If we are unable to develop product innovations and improve our technology and expertise, we could lose customers or market share

Our success may depend on our ability to adapt to technological changes in the water heating and water treatment industry. If we are unable to timely develop and introduce new products, or enhance existing products, in response to changing market conditions or customer requirements or demands, our competitiveness could be materially and adversely affected.

•	Certain members of the founding family of our company and trusts for their benefit have the ability to influence all matters requiring stockholder approval

We have two classes of common equity: our Common Stock and our Class A Common Stock. The holders of Common Stock currently are entitled, as a class, to elect only one-third of our board of directors. The holders of Class A Common Stock are entitled, as a class, to elect the remaining directors. Certain members of the founding family of our company and trusts for their benefit (Smith Family) have entered into a voting trust agreement with respect to shares of our Class A Common Stock and shares of our Common Stock they own. As of December 31, 2010, these members of the Smith Family own approximately 56.33 percent of the total voting power of our outstanding shares of Class A Common Stock and Common Stock, taken together as a single class, and approximately 84.38 percent of the voting power of the outstanding shares of our Class A Common Stock, as a separate class. Due to the differences in the voting rights between shares of our Common Stock and shares of our Class A Common Stock, the Smith Family is in a position to control to a large extent the outcome of matters requiring a stockholder vote, including the adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. This ownership position may increase if other members of the Smith Family enter into the voting trust agreement, and the voting power relating to this ownership position may increase if shares of our Class A Common Stock held by stockholders who are not parties to the voting trust agreement are converted into shares of our Common Stock. The voting trust agreement provides that in the event one of the parties to the voting trust agreement wants to withdraw from the trust or transfer any of its shares of our Class A Common Stock, such shares of our Class A Common Stock are automatically exchanged for shares of our Common Stock held by the trust to the extent available in the trust. In addition, the trust will have the right to purchase the shares of our Class A Common Stock and our Common Stock proposed to be withdrawn or transferred from the trust. As a result, the Smith Family members that are parties to the voting trust agreement have the ability to maintain their collective voting rights in our company even if certain members of the Smith Family decide to transfer their shares.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Properties utilized by the company at December 31, 2010 were as follows:

Water Products

This segment has 18 manufacturing plants located in 6 states and 5 non-USA countries, of which 12 are owned directly by the company or its subsidiaries and 6 are leased from outside parties. Lease terms generally provide for minimum terms of one to ten years and have one or more renewal options. The term of leases in effect at December 31, 2010 expire between 2011 and 2015.

Electrical Products - Discontinued Operation

This segment has 19 manufacturing plants located in 1 state and 3 non-USA countries, of which 10 are owned directly by the company or its subsidiaries and 9 are leased from outside parties. Lease terms generally provide for minimum terms of one to ten years and have one or more renewal options. The term of leases in effect at December 31, 2010 expire between 2011 and 2015.

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

ITEM 3 - LEGAL PROCEEDINGS

We are involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of our business involving product liability, property damage, insurance coverage, exposure to asbestos and other substances, patents and environmental matters, including the disposal of hazardous waste. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, we believe, based on past experience, adequate reserves and insurance availability, that these unresolved legal actions will not have a material effect on our financial position or results of operations. A more detailed discussion of certain of these matters appears in Note 16 of Notes to Consolidated Financial Statements.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of 2010.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction of G(3) of Form 10-K, the following is a list of the executive officers which is included as an unnumbered Item in Part I of this report in lieu of being included in the company’s Proxy Statement for its 2011 Annual Meeting of Stockholders.

Name (Age)	Positions Held	Period Position Was Held

Randall S. Bednar (58)	Senior Vice President - Chief Information Officer	2007 to Present

	Senior Vice President – Information Technology	2006

	Vice President – Information Technology	2001 to 2006

	Vice President and Chief Information Officer – Gates Corporation	1996 to 2000

Wilfridus M. Brouwer (52)	President and General Manager - A. O. Smith (China) Investment Co., Ltd.	2009 to Present

	Senior Vice President – Asia	2009 to Present

	Executive Project Leader – Akzo Nobel	2007 to 2008

	Vice President Decorative Coatings; President Asia Operations - Akzo Nobel	2005 to 2007

	Global Sub Business Unit Manager - Akzo Nobel	2004 to 2005

Robert J. Heideman (44)	Senior Vice President - Corporate Technology	2010 to Present

	Vice President - Corporate Technology	2007 to 2010

	Director - Materials	2005 to 2007

	Section Manager	2002 to 2005

	Engineering Supervisor - Kohler Company	2001

Paul W. Jones (62)	Chairman and Chief Executive Officer	2006 to Present

	President	2004 to Present

	Chief Operating Officer	2004 to 2005

	Chairman and Chief Executive Officer - U.S. Can Company	1998 to 2002

John J. Kita (55)	Senior Vice President, Corporate Finance and Controller	2006 to Present

	Vice President, Treasurer and Controller	1996 to 2006

	Treasurer and Controller	1995 to 1996

	Assistant Treasurer	1988 to 1994

Name (Age)	Positions Held	Period Position Was Held

Christopher L. Mapes (49)	Executive Vice President	2006 to Present

	President – A. O. Smith Electrical Products Company	2004 to Present

	Senior Vice President	2004 to 2006

	President-Motor Sales and Marketing - Regal Beloit Corporation	2003 to 2004

	President, Global OEM Business Group - Superior Telecom, Inc.	1999 to 2002

Terry M. Murphy (62)	Executive Vice President and Chief Financial Officer	2006 to Present

	Senior Vice President and Chief Financial Officer	2006

	Senior Vice President and Chief Financial Officer – Quanex Corporation	2005

	Vice President-Finance and Chief Financial Officer – Quanex Corporation	1999 to 2004

Mark A. Petrarca (47)	Senior Vice President – Human Resources and Public Affairs	2006 to Present

	Vice President – Human Resources and Public Affairs	2005 to 2006

	Vice President – Human Resources – A. O. Smith Water Products Company	1999 to 2004

Ajita G. Rajendra (59)	Executive Vice President	2006 to Present

	President – A. O. Smith Water Products Company	2005 to Present

	Senior Vice President	2005 to 2006

	Senior Vice President – Industrial Products Group, Kennametal Inc.	1998 to 2004

Steve W. Rettler (56)	Senior Vice President – Corporate Development	2006 to Present

	Vice President – Business Development	1998 to 2006

James F. Stern (48)	Executive Vice President, General Counsel and Secretary	2007 to Present

	Partner - Foley & Lardner LLP	1997 to 2006

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On October 11, 2010, the company’s board of directors declared a three-for-two stock split of the company’s Class A Common Stock and Common Stock in the form of a fifty percent stock dividend to stock holders of record on October 29, 2010 and payable on November 15, 2010. All references in this Item 5 to number of A. O. Smith shares or price per share have been adjusted to reflect the split.

(a)

Market Information. The company’s Common Stock is listed on the New York Stock Exchange under the symbol AOS. The company’s Class A Common Stock is not listed. Wells Fargo Shareowner Services, N.A., P.O. Box 64854, St. Paul, Minnesota, 55164-0854 serves as the registrar, stock transfer agent and the dividend reinvestment agent for the company’s Common Stock and Class A Common Stock.

Quarterly Common Stock Price Range

2010	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$35.68	$37.76	$39.28	$42.89
Low	27.39	29.24	31.15	36.39

2009	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$21.83	$22.10	$27.61	$30.29
Low	13.97	16.18	20.93	24.45

(b)	Holders. As of January 31, 2011, the approximate number of shareholders of record of Common Stock and Class A Common Stock were 840 and 150, respectively.

(c)	Dividends. Dividends declared on the common stock are shown in Note 18 of Notes to Consolidated Financial Statements appearing elsewhere herein.

(d)

Stock Repurchases. On December 14, 2007 and further ratified on December 14, 2010, the company’s board of directors approved a stock repurchase program authorizing the purchase of up to 1,500,000 shares of the company’s common stock. This stock repurchase authorization remains effective until terminated by the company’s board of directors. As of December 31, 2010, no shares were repurchased under the board of directors’ authorization.

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

The graph below shows a five-year comparison of the cumulative shareholder return on the Company’s Common Stock with the cumulative total return of the S&P Small Cap 600 Index and the Russell 1000 Index, both of which are published indices.

Comparison of Five-Year Cumulative Total Return

From December 31, 2005 to December 31, 2010

Assumes $100 invested with Reinvestment of Dividends

	Base Period	INDEXED RETURNS
Company/Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

A O SMITH CORP	100.0	108.7	103.3	88.8	133.6	178.8

S&P SMALL CAP 600 INDEX	100.0	115.1	114.8	78.1	98.0	123.8

RUSSELL 1000 INDEX	100.0	115.5	122.1	76.2	97.9	113.6

ITEM 6 – SELECTED FINANCIAL DATA

The data presented below includes the impact of the company’s merger transaction with Smith Investment Company (SICO) which closed on April 22, 2009 and is discussed further in the Consolidation section of Note 1 of the Notes to Consolidated Financial Statements.

(dollars in millions, except per share amounts)
	Years ended December 31
	2010(1),(3)	2009(3)	2008	2007	2006(4)
Net sales	$1,489.3	$1,375.0	$1,451.3	$1,423.1	$1,260.8

Earnings
Continuing operations	57.1	60.5	47.2	62.5	44.6
Discontinued operations	54.4	29.1	30.1	28.3	30.1

Net earnings	111.5	89.6	77.3	90.8	74.7
Net (earnings)/loss attributable to noncontrolling interest:
Continuing operations	0.2	(9.6)	(35.0)	(44.1)	(31.9)
Discontinued operations	-	1.3	(20.6)	(16.3)	(20.2)

Net earnings attributable to A. O. Smith Corporation	$111.7	$81.3	$21.7	$30.4	$22.6

Basic earnings per share of common stock(2)
Continuing operations	$1.25	$1.48	$0.86	$1.29	$0.89
Discontinued operations	1.19	0.89	0.67	0.85	0.70

Net earnings	$2.44	$2.37	$1.53	$2.14	$1.59

Diluted earnings per share of common stock(2)
Continuing operations	$1.24	$1.48	$0.86	$1.29	$0.89
Discontinued operations	1.18	0.88	0.67	0.85	0.70

Net earnings	$2.42	$2.36	$1.53	$2.14	$1.59

Cash dividends per common share(2)	$0.54	$0.51	$0.49	$0.47	$0.44

	December 31
	2010	2009	2008	2007	2006

Total assets	$2,112.0	$1,974.5	$1,982.7	$1,973.0	$1,947.3

Long-term debt (5)	242.4	232.1	317.3	387.6	442.1

Total stockholders’ equity	881.4	789.8	663.2	793.7	714.3

(1)	In December 2010, the company entered into an agreement to sell its Electrical Products segment which is reflected as discontinued operation.

(2)

In October 2010, the company declared a 50 percent stock dividend to holders of Common Stock and Class A Common Stock which is not included in cash dividends. Basic and Diluted earnings per share are calculated using the weighted average shares outstanding which were restated for all periods presented to reflect the stock dividend.

(3)

In November 2009, the company acquired an 80 percent interest in the water treatment business of Tianlong Holding Co., Ltd. In the fourth quarter of 2010, the company acquired the remaining 20 percent interest in the water treatment business of Tianlong Holding Co., Ltd. We are operating the business as A. O. Smith (Shanghai) Water Treatment Products Co., Ltd.

(4)

In April 2006, the company acquired GSW Inc., (GSW) a publicly traded Canadian based manufacturer of water heaters and building products. In December 2006, the company sold the building products segment of this business which was treated as a discontinued operation.

(5)	Excludes the current portion of long-term debt.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

A. O. Smith Corporation is a leading manufacturer of water heating equipment and electric motors, serving a diverse mix of residential, commercial and industrial end markets principally in the United States and China. Our company has been comprised of two reporting segments: Water Products and Electrical Products. On December 12, 2010, we entered into a definitive agreement to sell our Electrical Products Company to Regal Beloit Corporation for $700 million in cash and approximately 2.83 million shares of Regal Beloit common stock. The transaction is expected to close in the first half of 2011, subject to regulatory approvals and customary closing conditions. Due to the pending sale, our Electrical Products segment has been reflected as discontinued operations in the accompanying financial statements for all periods presented. Our Water Products business manufactures and markets a comprehensive line of residential gas and electric water heaters, standard and specialty commercial water heating equipment, high efficiency copper tube boilers, water treatment products and water system tanks. In 2010, sales for our Water Products segment were $1,489.3 million and discontinued operations sales for our Electrical Products segment were $701.8 million.

Our Water Products water heater operations in China grew significantly in 2010. We expect this growth to continue at a rate of nearly two times the growth in China GDP as geographic expansion, market share gains and new product introductions contribute to our growth. The North American residential and commercial markets for our Water Products segment remain weak due to the relatively low number of housing starts and lack of commercial construction activity, although residential and commercial replacement demand significantly supported our sales in 2010. Our 2010 North American residential and commercial growth in sales was essentially flat for the total year.

Water Products recognized a pretax charge of $35.4 million in 2010 for expenses related to damages to its water heater manufacturing facility located in Ashland City, TN caused by record flooding of the Cumberland River. This facility was temporarily shut down and production of water heaters was transferred to our other water heater manufacturing facilities in the U.S., Canada and Mexico. Our recovery from the flood was essentially completed by year end 2010. We lost some sales orders in 2010 due to the flood, however, we retained all customers from which we lost orders.

We purchased the remaining 20 percent interest in A. O. Smith (Shanghai) Water Treatment Products Co., Ltd. (SWT) from our partner in the fourth quarter of 2010 and now own 100 percent of this company. The progress of our water treatment business, has been slower than anticipated due to a number of unforeseen challenges, and we incurred a small loss in 2010. We continue to expect strong long term sales growth opportunities in the water treatment industry in China. We introduced A. O. Smith branded water treatment products into our China retail distribution network during 2010.

During the second quarter of 2010, we began production of residential water heaters for the Indian market at our new plant located just outside of Bangalore, India.

On July 1, 2010, we acquired the rights from Takagi Industrial Co., Ltd. of Fuji-City, Shizuoka, Japan, to market tankless water heaters in North America and entered into a long-term agreement with Takagi Industrial to supply tankless water heaters. As part of the venture, we are taking over the management of Takagi’s North American sales and distribution organization. Through this venture, we offer a full line of tankless gas water heaters under our own brands in association with the Takagi brand. In 2010, we estimate the industry sold approximately 430,000 tankless water heaters in North America and we expect the market to grow by 10 percent in each of the next few years.

On October 11, 2010, our board of directors declared a three-for-two stock split of our Class A Common Stock and Common Stock in the form of a fifty percent stock dividend to stock holders of record on October 29, 2010 and payable on November 15, 2010. All references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to number of shares and per share amounts have been restated to reflect the split.

We plan to take advantage of our strong balance sheet and the proceeds from the sale of Electrical Products Company to focus on a number of strategic initiatives. We will look to grow our core residential and commercial water heating and water treatment businesses into fast-growing geographic markets. We will continue to pursue acquisitions in markets such as South America, Asia, and Africa.

We also intend to expand our core product line by looking at acquisitions, joint ventures, or other business relationships that will allow us to expand our product offerings of boilers, heat pumps, and other high efficiency products. Finally, we will pursue opportunities in new and unique technologies that will be attractive to our customers and channel partners and will leverage our core competencies to create value for our shareholders.

LIQUIDITY AND CAPITAL RESOURCES

We achieved net earnings inclusive of discontinued operations and noncontrolling interest of $111.7 million or $2.42 per diluted share in 2010 compared with $81.3 million or $2.36 per diluted share in 2009 and $21.7 million or $1.53 per diluted share in 2008. Our 2010 earnings include an after-tax $21.6 million or $0.47 per share charge for the flooding of our Ashland City, TN water heater plant in May 2010. Our 2009 and 2008 reported earnings and earnings per share under GAAP have been impacted by required accounting related to our transaction with Smith Investment Company (SICO), which closed on April 22, 2009 and is discussed in more detail in Note 1 of the Notes to Condensed Consolidated Financial Statements. For accounting purposes, the former controlling shareholder, SICO, is treated as the acquirer even though we (A. O. Smith Corporation) are the surviving corporation from a legal standpoint. 2008 and 2009 earnings and earnings per share amounts reported by us include SICO earnings and shares outstanding as adjusted for the exchange ratio of the merger transaction prior to the closing date.

The primary accounting impact of the SICO transaction is in the calculation of earnings per share because the accounting rules require the use of SICO adjusted average shares outstanding prior to closing. The SICO transaction did not impact 2010 results. Eliminating the impact of the transaction as set forth in the table below, non-GAAP net earnings (including net earnings from discontinued operations) in 2009 were $89.7 million or $1.97 per diluted share and compare with non-GAAP net earnings (including net earnings from discontinued operations) of $81.9 million or $1.80 per diluted share in 2008.

We believe that presenting non-GAAP financial information permits investors to compare our financial results for the current period to our historical results for the periods reported. Although 2010 financial information was not affected by the transaction, 2009 full year and previously reported periods were impacted. Management also uses the non-GAAP information for all internal purposes of reporting results of operations including return on investment measures utilized in determining certain incentive-based compensation and employee profit sharing amounts. Below is a reconciliation of GAAP to non-GAAP earnings and earnings per share as discussed above.

A. O. Smith Corporation

Reconciliation of Non-GAAP Data

In millions, except per share amounts

	Total Year
	2010	2009	2008
Net earnings, as reported	$111.7	$81.3	$21.7
Add: Non-GAAP adjustments attributable to net earnings of non-controlling interest and SICO expenses	-	8.4	60.2

Adjusted earnings	$111.7	$89.7	$81.9

Average Common shares outstanding as reported (1)	46.2	34.5	14.2
Add: Non-GAAP adjustments to weighted average Common shares attributable to non-controlling interest	-	11.0	31.2

Adjusted average Common shares outstanding	46.2	45.5	45.4

Earnings per share, as reported	$2.42	$2.36	$1.53

Adjusted Earnings per Share	$2.42	$1.97	$1.80

The non-GAAP presentation of adjusted earnings per share should not be construed as an alternative to the results reported in accordance with U.S. GAAP. It is provided solely to assist in the investor’s understanding of the impact of these items on the comparability of the company’s operations

(1)

Reported shares are calculated as the weighted average of SICO shares prior to the closing and A. O. Smith shares after the closing. All share amounts were adjusted to retroactively reflect the company’s October 11, 2010 fifty percent stock dividend in all periods presented.

Our results of continuing operations will be discussed later in this section and our discontinued operation’s financial information is provided in Note 2 of the Notes to Consolidated Financial Statements.

Our working capital for continuing operations was $209.5 million at December 31, 2010 compared with $121.7 million and $129.2 million at December 31, 2009 and December 31, 2008 respectively. The $87.8 million increase in working capital in 2010 resulted from higher cash levels outside the United States, sales related increases late in the quarter in accounts receivable and higher inventory levels to support higher sales, new businesses and new product launches, which were partially offset by higher accounts payable balances related to higher sales.

Operating cash provided by continuing operations during 2010 was $63.3 million compared with $122.9 million during 2009 and $81.6 million during 2008. The increase in our working capital needs this year compared with a decline last year explain the majority of the decline in 2010 cash flow. Higher net earnings in 2009 compared with 2008 and the changes in cash-related working capital accounts described above explain the majority of the improvement in 2009. We expect our operating activities from continuing operations will use cash of approximately $10 million in 2011, which includes a tax deductible contribution of approximately $200 million to our pension plan subject to the anticipated closing of the Electrical Products transaction.

Our capital expenditures from continuing operations were $53.5 million in 2010, higher than the $42.7 million spent in 2009 as a result of $18.5 million in capital spending related to the flooding in May. Our capital spending in 2008 was $41.2 million. We are projecting 2011 capital expenditures of between $70 and $80 million and 2011 depreciation and amortization of approximately $45 million. 2011 capital spending includes approximately $20 million to begin construction of a second water heater manufacturing plant in Nanjing, China. The new plant is expected to add 50 percent more capacity to our China water heater operations.

In November 2010, we completed a $425 million multi-currency three year revolving credit facility with a group of nine banks. The facility has an accordion provision which allows it to be increased up to $525 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of December 31, 2010.

The facility backs up commercial paper and credit line borrowings, and it expires on November 12, 2013. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings, as well as drawings under the facility are classified as long-term debt. At December 31, 2010, we had available borrowing capacity of $283.4 million under this facility. We believe that the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt was $261.0 million at the end of December 2010 compared with $253.2 million at the end of 2009. Our leverage, as measured by the ratio of total debt to total capitalization, was 22.8 percent at the end of 2010 and 24.3 percent at the end of 2009. We expect to use a portion of the net proceeds from the expected sale of our Electrical Products business to pay down existing floating rate debt of approximately $142 million. The sale is expected to close in the first half of 2011, subject to regulatory approvals.

GSW operated a captive insurance company to provide product liability and general liability insurance to its subsidiary, American Water Heater Company (American). We decided to cover American’s liability exposures with our existing insurance programs and operate the captive in runoff status effective July 1, 2006. The reinsurance company restricts the amount of capital which must be maintained by the captive. At December 31, 2010, the restricted amount was $11.6 million compared with $17.2 million at the end of 2009 and is included in other non-current assets. The restricted assets are invested in short-term securities. During 2010, the captive sold approximately $4.6 million in marketable securities and paid us a $4.6 million dividend. The proceeds of this dividend were used to pay down debt.

Our U.S. pension plan continues to meet all funding requirements under ERISA regulations. While we were required to make a minimal contribution to the plan in 2010, we elected to make a contribution of $30.6 million. In 2011, we are forecasting tax deductible contributions to the pension plan in the amount of $200 million, subject to the anticipated closing of our Electrical Products segment sale. If the $200 million contribution is made in 2011, we expect that no contributions will be made to the plan in 2012. For further information on our pension plan, see Note 13 of the Notes to Consolidated Financial Statements.

In December, our board of directors ratified its authorization of a stock repurchase program in the amount of 1.5 million shares of our common stock. As of December 31, 2010 no shares had been repurchased.

We have paid dividends for 71 consecutive years with payments increasing each of the last 19 years. We paid total dividends of $.54 per share in 2010 compared with $.51 per share in 2009.

Aggregate Contractual Obligations

A summary of our contractual obligations as of December 31, 2010, is as follows:

(dollars in millions)		Payments due by period
Contractual Obligations	Total	Less Than 1 year	1 - 3 Years	3 - 5 Years	More than 5 years
Long-term Debt	$261.0	$18.6	$181.2	$29.2	$32.0
Fixed Rate Interest	22.4	6.1	9.0	5.1	2.2
Operating Leases	30.2	7.2	7.9	5.4	9.7
Purchase Obligations	45.5	45.5	-	-	-

Total	$359.1	$77.4	$198.1	$39.7	$43.9

As of December 31, 2010, the liability for uncertain income tax positions was $2.7 million. Due to the high degree of uncertainty regarding timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

We utilize blanket purchase orders to communicate expected annual requirements to many of our suppliers. Requirements under blanket purchase orders generally do not become committed until several weeks prior to the company’s scheduled unit production. The purchase obligation amount presented above represents the value of commitments considered firm.

RESULTS OF OPERATIONS

Our sales from continuing operations in 2010 were $1,489.3 million surpassing 2009 sales of $1,375.0 million by 8.3 percent. The increase in sales was due mostly to significantly higher sales in our water heater operations in China resulting from geographic expansion, market share gains and new product introductions as well as additional sales from our water treatment business acquired in November, 2009. Our sales from continuing operations were $1,451.3 million in 2008. The $76.3 million decline in sales from 2008 to 2009 was due to lower residential and commercial volume in North America, reflecting softness in the domestic housing market and a slowdown in the commercial water heater business and was partially offset by strong growth in water heater sales in China and improved year over year pricing.

On December 13, 2010 we entered into a definitive agreement to sell our Electrical Products Company to Regal Beloit Corporation for $700 million in cash and approximately 2.83 million shares of Regal Beloit common stock. The transaction, which has been approved by both companies’ board of directors, is expected to close in the first half of 2011. Due to the pending sale, our Electrical Products segment has been accorded discontinued operations treatment in the accompanying financial statements. Sales in 2010, including sales of $701.8 million for our Electrical Products segment, were $2,191.1 million.

Our gross profit margin for continuing operations in 2010 was 29.9 percent, compared with 28.7 percent in 2009 and 25.8 percent in 2008. The improvement in margin from 2009 to 2010 was due to increased volume, cost containment activities and lower warranty costs which more than offset certain inefficiencies resulting from the May flood in our Ashland City, TN water heater manufacturing facility. The increase in profit margin from 2008 to 2009 resulted from increased higher margin China water heater volume, aggressive cost reduction programs and lower material costs.

Selling, general and administrative expense (SG&A) was $36.9 million higher in 2010 than in 2009. The increased SG&A, the majority of which was incurred in our China water heater operation, was associated with selling costs to support higher volume and new product lines. Additional SG&A associated with our 2009 water treatment acquisition also contributed to the increase. SG&A was $8.5 million higher in 2009 than 2008 resulting mostly from an $8.2 million increase in our China water heater operation in support of higher volumes.

Pension expense for continuing operations in 2010 was $10.5 million compared to $8.8 million in 2009 and $6.1 million in 2008. The increase in pension expense from 2009 to 2010 was due to a decrease in the discount rate and increased amortization of deferred asset losses. The increase in pension expense from 2008 to 2009 was due to lower investment returns caused by a decline in plan assets due to the market downturn in 2008 and the associated higher amortization of deferred asset losses.

The company recognized a pretax charge of $35.4 million in 2010 for flood damage to our water heater manufacturing facility located in Ashland City, TN caused by extremely heavy rainfall in May 2010. This facility was temporarily shut down and production of water heaters was transferred to our other water heater manufacturing facilities in the U.S., Canada and Mexico. Site cleanup and restoration began as soon as the flood water subsided. The total direct cost for the flood damage was $67.3 million and included: repair of buildings and equipment, site cleanup and restoration and write-off of inventory and fixed assets. Insurance proceeds were $31.9 million resulting in a net charge for direct flood related expenses of $35.4 million. Our recovery from the May flooding was essentially completed by year end 2010. Additional detail is provided in Note 14 of the Notes to Consolidated Financial Statements.

We purchased the remaining 20 percent interest in SWT from our partner in the fourth quarter of 2010 and now own 100 percent of this water treatment company. At the same time, we also settled certain disputes with our former partner relative to the condition of SWT on the date of purchase. The settlement resulted in a $5.0 million non-taxable gain. Additionally, we incurred an impairment charge of $3.3 million related to the value of trademarks we received as part of the SWT acquisition. We also announced plans to move the water treatment operations to Nanjing, China to recognize synergies associated with our strong management team and the engineering center in place at our water heater operations in that city. As a result of the announced relocation, we recorded $1.8 million in moving costs during the fourth quarter of 2010. The net impact of the aforementioned transactions associated with our SWT operation is a $0.1 million pre-tax expense for restructuring, impairment and settlement income in 2010. Corporate expense in 2009 included $1.3 million of restructuring charges, the majority of which were associated with the loss on sale of a vacated facility from a previously owned business. The $2.4 million of restructuring expense recorded in 2008 included $1.9 million of expenses incurred by SICO relative to the merger transaction and $0.5 million related to the vacated facility sold in 2009.

Interest expense, net of the amount allocated to discontinued operations, was $6.9 million, $7.2 million and $11.0 million in 2010, 2009 and 2008, respectively. Interest expense that cannot be attributed to specific entities within the company was allocated to discontinued operations based on the ratio of net assets to be sold to the sum of consolidated net assets and debt exclusive of debt attributable to specific entities of the company. The decline in continuing interest expense in 2010 was due to lower debt levels and the decline in 2009 was due to the combination of lower debt levels and lower interest rates.

Net other expense was $0.5 million, $2.8 million and $2.3 million in 2010, 2009 and 2008, respectively. The decline in other expense from 2010 to 2009 was due to a $2.4 million gain on the sale of a vacant parcel of land adjacent to our Ashland City, TN water heater plant in the fourth quarter of 2010 which was partially offset by increased bank fees associated with the completion of a new revolving credit agreement in the last quarter of 2010. The $0.5 million increase in 2009 other expense was due to a reduction in interest income resulting from the liquidation of short term securities in 2009 and 2008 and was partially offset by increased exchange losses in 2009 as foreign currencies strengthened against the U. S. dollar.

Our effective tax rate for continuing operations was 23.3 percent in 2010, 33.7 percent in 2009, and 36.8 percent in 2008. The significant decline in the effective rate from 2008 and 2009 to 2010 was due to lower domestic earnings in 2010 as a result of the $35.4 million pre-tax flood related expense as well as higher 2010 foreign earnings which are in low tax jurisdictions.

Our 2010 net earnings on a GAAP basis were $111.7 million or $2.42 per share compared with $81.3 million or $2.36 per share in 2009 and $21.7 million or $1.53 per share in 2008. On a non-GAAP basis, 2009 earnings were $89.7 million or $1.97 per share and 2008 earnings were $81.9 million or $1.80 per share. Earnings in 2010 were not affected by the SICO merger transaction. Please refer to Liquidity and Capital Resources for further discussion of net earnings.

Water Products

Sales activity for our Water Products segment was discussed in the first paragraph of the Results of Operations.

Operating earnings for Water Products were $132.9 million in 2010 or 10.7 percent less than earnings of $148.9 million in 2009 The lower earnings in 2010 resulted from the $35.4 million pre-tax flood related expense which more than offset the impact of increased higher margin sales of water heaters in China and higher volume in Canada and for commercial product. Operating earnings in 2009 were 10.5 percent higher than earnings of $134.7 million in 2008. The improvement in 2009 earnings resulted from increased higher margin China water heater volumes, continued aggressive cost reduction programs and lower material costs.

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

Goodwill and Indefinite-lived Intangible Assets

In conformity with U.S. generally accepted accounting principles, goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. We perform impairment reviews for our reporting units using a fair-value method based on management’s judgments and assumptions. The fair value represents the estimated amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. We are subject to financial statement risk to the extent that goodwill and indefinite-lived intangible assets become impaired. Any impairment review is, by its nature, highly judgmental as estimates of future sales, earnings and cash flows are utilized to determine fair values. However, we believe that we conduct annual thorough and competent valuations of goodwill and indefinite-lived intangible assets and that there has been no impairment in goodwill. However, in the fourth quarter of 2010, we recorded a $3.3 million impairment charge for trademarks recorded as part of the SWT acquisition.

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

Product liability

Due to the nature of our products, we are subject to product liability claims in the normal course of business. A majority of these claims involve our Water Products business. We maintain insurance to reduce our risk. Most insurance coverage includes self-insured retentions that vary by year. As of December 31, 2010, we maintained a self-insured retention of $5.0 million per occurrence with an aggregate insurance limit of $125.0 million per occurrence.

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

Pensions

We have significant pension benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 8.75 percent in 2010, unchanged from 2009. The discount rate used to determine net periodic pension costs decreased from 6.60 percent in 2009 to 5.80 percent in 2010. In 2011, the rate of return on plan assets is 8.75 percent and the discount rate is 5.35 percent.

In developing our expected long-term rate of return assumption, we evaluate our pension plan’s target asset allocation, the historical long-term rates of return of equity and bond indices and the actual historical returns of our pension plan. Our plan’s target allocation to equity managers is between 60 to 70 percent, with the remainder allocated primarily to bond managers and a small allocation to private equity managers. Our actual asset allocation as of December 31, 2010, was 62 percent to equity managers, 30 percent to bond managers, six percent to private equity managers and the remainder in money market instruments. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. Our pension plan’s historical 10-year and 25-year compounded annualized returns are 4.6 percent and 10.0 percent, respectively. We believe that with our target allocation and the historical long-term returns of equity and bond indices as well as our actual historical returns, our 8.75 percent expected return on assets for 2011 is reasonable.

The discount rate assumptions used to determine future pension obligations at December 31, 2010, 2009 and 2008 were based on the Hewitt top quartile yield Curve (HTQ), which was designed by Hewitt Associates to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The HTQ is a hypothetical double A yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the HTQ is required to have a rating of Aa or better by Moody’s Investor Service, Inc. or a rating of AA or better by Standard & Poor’s. Because of the volatile bond market, we adjusted our discount rate as of December 31, 2008 to take into account the effect of bonds that were on credit watch on December 31, 2008 and were subsequently downgraded below a AA rating before January 15, 2009. The discount rates determined on the basis described above were 5.35 percent, 5.80 percent and 6.60 percent at December 31, 2010, 2009 and 2008, respectively. We will continue to evaluate our actuarial assumptions at least annually, and we will adjust the assumptions as necessary.

We estimate that we will recognize approximately $2.0 million of pension expense in 2011 compared to $10.5 million in 2010. The decline in 2011 is due to a planned $200 million pension contribution in 2011 subject to the anticipated closing of the Electrical Products segment sale. Lowering the expected long-term rate of return on assets by 25 basis points would increase our net pension expense for 2011 by approximately $1.7 million. Lowering the discount rate by 25 basis points would increase our 2011 net pension expense by approximately $1.0 million.

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

In December 2007, the FASB issued ASC Sub-topic 810-10-65, “Consolidations”, (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”). This pronouncement changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method changes the accounting for transactions with minority interest holders and is effective beginning in 2009. We adopted ASC 810-10-65 on January 1, 2009. Adoption of this statement has impacted our accounting for the SICO transaction as well as the acquisition of the water treatment business of Tianlong Holding Co., Ltd. and has been incorporated in the accompanying financial statements.

In December 2007, the FASB issued ASC Sub-topic 805-10, “Business Combinations”, (formerly SFAS No. 141(R)). ASC 805-10 requires us to continue to follow prior guidance for certain aspects of business combinations, with additional guidance provided defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. In addition, certain transaction costs previously capitalized as part of the purchase price will be expensed as incurred. Also, under ASC 805-10 adjustments associated with changes in tax contingencies that occur after the one year measurement period are recorded as adjustments to income. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008; however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 1, 2009. We have adopted ASC 805-10 on January 1, 2009 and incorporated the impact of this statement in the accounting for the SICO transaction and the acquisition of the water treatment business of Tianlong Holding Co., Ltd.

Outlook

A. O. Smith Corporation believes it is poised for growth going into 2011. We expect to benefit from continued double digit growth in our businesses in Asia. We also expect to benefit from the new high-efficiency water heating products introduced last year along with new product introductions in North America and China scheduled for 2011. We believe the U. S. economy will continue on the road to recovery, although we do not anticipate a sizable increase in the U.S. new housing or commercial construction markets this year.

Consequently, we forecast earnings from continuing operations, excluding the impact from future acquisitions, of between $1.90 and $2.10 per share in 2011.

OTHER MATTERS

Environmental

Our operations are governed by a number of federal, state, local and foreign environmental laws concerning the generation and management of hazardous materials, the discharge of pollutants into the environment and remediation of sites owned by the company or third parties. We have expended financial and managerial resources complying with such laws. Expenditures related to environmental matters were not material in 2010 and are not expected to be material in any single year. We have accrued amounts associated with environmental obligations at various facilities and we believe these reserves are sufficient to cover reasonably anticipated remediation costs. Although we believe that our operations are substantially in compliance with such laws and maintain procedures designed to maintain compliance, there are no assurances that substantial additional costs for compliance will not be incurred in the future. However, since the same laws govern our competitors, we should not be placed at a competitive disadvantage.

Market Risk

We are exposed in continuing operations to various types of market risks, primarily currency. We monitor our risks in such areas on a continuous basis and generally enter into forward contracts to minimize such exposures for periods of less than one year. We do not engage in speculation in our derivatives strategies. Further discussion regarding derivative instruments is contained in Note 1 of Notes to Consolidated Financial Statements.

We enter into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. At December 31, 2010, we had net foreign currency contracts outstanding of $48.8 million. Assuming a hypothetical ten percent movement in the respective currencies, the potential foreign exchange gain or loss associated with the change in rates would amount to $4.8 million. It is important to note that gains and losses from our forward contract activities will be offset by gains and losses in the underlying transactions being hedged.

Our earnings exposure related to movements in interest rates is primarily derived from outstanding floating-rate debt instruments that are determined by short-term money market rates. At December 31, 2010, we had $144.0 million in outstanding floating-rate debt with a weighted-average interest rate of 2.1 percent at year end. A hypothetical ten percent annual increase or decrease in the year-end average cost of our outstanding floating-rate debt would result in a change in annual pretax interest expense of approximately $0.3 million.

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

Forward-Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: the failure to receive, on a timely basis or otherwise, the required approvals from the government or regulatory agencies (including the terms of such approvals) pertaining to the sale of Electrical Products Company; and the risk that a condition to closing of the sale may not be satisfied; the ability to execute our acquisition strategy; significant volatility in raw material prices; competitive pressures on the company’s businesses; inability to implement pricing actions; negative impact of future pension contributions on the company’s ability to generate cash flow; instability in the company’s electric motor and water products markets; further weakening in housing construction; further weakening in commercial construction; timing of any recoveries in housing or commercial construction; a slowdown in the Chinese economy; adverse general economic conditions and capital market deterioration; the impact of acquisition accounting or non-GAAP financial measures on the company’s financial statements; difficulties in integrating the A. O. Smith (Shanghai) Water Treatment Products Co. Ltd. acquisition or the North American tankless water heater venture; difficulties in realizing future growth and profit expectations for the A. O. Smith (Shanghai) Water Treatment Products Co. Ltd. acquisition or the North American tankless venture and other factors set forth in this Annual Report on Form 10-K under Item 1A, Risk Factors. Forward-looking statements included in this press release are made only as of the date of this release, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” above.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

A. O. Smith Corporation

We have audited the accompanying consolidated balance sheets of A. O. Smith Corporation as of December 31, 2010 and 2009, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. O. Smith Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), A. O. Smith Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 24, 2011

CONSOLIDATED BALANCE SHEETS

December 31 (dollars in millions)

	2010	2009
Assets
Current Assets
Cash and cash equivalents	$118.9	$76.3
Receivables	313.3	275.6
Inventories	146.8	110.5
Deferred income taxes	27.3	25.8
Other current assets	17.4	24.5
Current assets - discontinued EPC operations	272.3	227.3

Total Current Assets	896.0	740.0

Net property, plant and equipment	258.4	249.0
Goodwill	323.8	319.9
Other intangibles	106.6	115.6
Deferred income taxes	89.7	93.9
Other assets	36.8	39.5
Long-term assets - discontinued EPC operations	400.7	416.6

Total Assets	$2,112.0	$1,974.5

Liabilities
Current Liabilities
Trade payables	$263.0	$236.8
Accrued payroll and benefits	37.2	39.3
Accrued liabilities	53.3	52.9
Product warranties	36.4	34.4
Income taxes	5.7	6.5
Long-term debt due within one year	18.6	21.1
Current liabilities - discontinued EPC operations	122.6	100.3

Total Current Liabilities	536.8	491.3

Long-term debt	242.4	232.1
Product warranties	75.8	74.2
Post-retirement benefit obligation	13.6	15.5
Pension liabilities	222.9	232.8
Other liabilities	61.9	67.1
Long-term liabilities - discontinued EPC operations	77.2	71.7

Total Liabilities	1,230.6	1,184.7

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred Stock	-	-
Class A Common Stock (shares issued 7,481,748 and 7,860,111)	37.4	39.3
Common Stock (shares issued 40,195,162 and 39,926,152)	40.2	39.9
Capital in excess of par value	655.7	636.9
Retained earnings	452.1	365.4
Accumulated other comprehensive loss	(229.4)	(230.9)
Treasury stock at cost	(74.6)	(79.9)
Noncontrolling interest	-	19.1

Total Stockholders’ Equity	881.4	789.8

Total Liabilities and Stockholders’ Equity	$2,112.0	$1,974.5

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF EARNINGS

Years ended December 31 (dollars in millions, except per share amounts)

	2010	2009	2008
Continuing Operations
Net sales	$1,489.3	$1,375.0	$1,451.3
Cost of products sold	1,043.3	980.1	1,077.2

Gross profit	446.0	394.9	374.1
Selling, general and administrative expenses	328.7	291.8	283.3
Flood related expense	35.4	-	-
Restructuring, impairment and settlement income - net	0.1	1.3	2.4
Interest expense	6.9	7.2	11.0
Other expense - net	0.5	2.8	2.3

Earnings before provision for income taxes	74.4	91.8	75.1
Provision for income taxes	17.3	30.9	27.6

Earnings before equity loss in joint venture and discontinued operations	57.1	60.9	47.5
Equity loss in joint venture	-	(0.4)	(0.3)

Earnings from Continuing Operations	57.1	60.5	47.2
Discontinued Operations
Earnings from discontinued operations, less provision (benefit) for income taxes of $16.2 in 2010 and $(1.3) in 2009 and $(0.2) in 2008	54.4	29.1	30.1

Net Earnings	111.5	89.6	77.3
Net (earnings)/loss attributable to noncontrolling interest:
Continuing operations	0.2	(9.6)	(35.0)
Discontinued operations	-	1.3	(20.6)

Net earnings attributable to A. O. Smith Corporation	$111.7	$81.3	$21.7

Net Earnings Per Share of Common Stock
Continuing Operations	$1.25	$1.48	$0.86
Discontinued Operations	1.19	0.89	0.67

Net Earnings attributable to A. O. Smith Corporation	$2.44	$2.37	$1.53

Diluted Net Earnings Per Share of Common Stock
Continuing Operations	$1.24	$1.48	$0.86
Discontinued Operations	1.18	0.88	0.67

Net Earnings attributable to A. O. Smith Corporation	$2.42	$2.36	$1.53

CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS (LOSS)

Years ended December 31 (dollars in millions)
	2010	2009	2008
Net Earnings	$111.5	$89.6	$77.3
Other comprehensive earnings (loss)
Foreign currency translation adjustments	7.3	2.9	5.6
Unrealized net gain (loss) on cash flow derivative instruments, less related income tax effect of $0.1 in 2010, $(35.0) in 2009 and $27.6 in 2008	(0.2)	54.7	(43.1)
Change in pension liability less related income tax effect of $2.7 in 2010, $4.3 in 2009 and $92.7 in 2008	(5.6)	(6.7)	(145.0)
Less comprehensive (earnings) loss attributable to noncontrolling interest	-	(20.6)	68.7
Reclass of accumulated comprehensive loss associated with noncontrolling interest	-	(179.7)	-

Comprehensive Earnings (Loss)	$113.0	$(59.8)	$(36.5)

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended December 31 (dollars in millions)

	2010	2009	2008
Operating Activities
Net Earnings	$111.5	$89.6	$77.3
Less earnings from discontinued operations	(54.4)	(29.1)	(30.1)
Adjustments to reconcile earnings from continuing operations to cash provided by operating activities:
Depreciation and amortization	40.8	38.3	35.8
Loss on disposal of assets	11.7	0.9	(0.2)
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	(37.5)	46.8	12.0
Noncurrent assets and liabilities	(8.8)	(24.3)	(10.1)
Other	-	0.7	(3.1)

Cash Provided by Operating Activities – continuing operations	63.3	122.9	81.6
Cash Provided by Operating Activities – discontinued operations	61.5	140.0	19.4

Cash Provided by Operating Activities	124.8	262.9	101.0

Investing Activities
Acquisition of businesses	(11.8)	(71.4)	-
Proceeds from sale of investments	4.6	8.9	12.0
Proceeds on sale of assets	3.0	2.0	2.6
Net cash distributed with spinoff of discontinued SICO businesses	-	(7.1)	-
Capital expenditures	(53.5)	(42.7)	(41.2)

Cash Used in Investing Activities – continuing operations	(57.7)	(110.3)	(26.6)
Cash Used in Investing Activities – discontinued operations	(8.8)	(6.7)	(27.1)

Cash Used in Investing Activities	(66.5)	(117.0)	(53.7)

Financing Activities
Long-term debt incurred	5.0	-	-
Long-term debt repaid	-	(91.1)	(50.1)
Net proceeds from stock option activity	4.0	7.6	2.1
Dividends paid	(24.7)	(21.4)	(19.0)

Cash Used in Financing Activities – continuing operations	(15.7)	(104.9)	(67.0)
Cash Used in Financing Activities – discontinued operations	-	-	-

Cash Used in Financing Activities	(15.7)	(104.9)	(67.0)

Net increase (decrease) in cash and cash equivalents	42.6	41.0	(19.7)
Cash and cash equivalents-beginning of year	76.3	35.3	55.0

Cash and Cash Equivalents-End of Year	$118.9	$76.3	$35.3

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended December 31 (dollars in millions)

	2010	2009	2008
Class A Common Stock
Balance at the beginning of the year	$39.3	$60.4	$60.4
Reverse acquisition of SICO	-	0.8	-
Conversion of Class A Common Stock	(1.9)	(21.9)	-

Balance at the end of the year	$37.4	$39.3	$60.4

Common Stock
Balance at the beginning of the year	$39.9	$2.3	$2.3
Reverse acquisition of SICO	-	33.3	-
Conversion of Class A Common Stock	0.3	4.3	-

Balance at the end of the year	$40.2	$39.9	$2.3

Capital in Excess of Par Value
Balance at the beginning of the year	$636.9	$(62.4)	$(62.4)
Buy out of Tianlong Holding Co., Ltd.	12.9	-	-
Reverse acquisition of SICO	-	676.1	-
Conversion of Class A Common Stock	1.6	17.6	-
Issuance of share units	(3.1)	(0.1)	-
Vesting of share units	(1.6)	-	-
Stock based compensation expense	6.1	3.5	-
Exercise of stock options	(1.2)	(0.9)	-
Tax benefit from exercise of stock options and vesting of share units	0.7	2.9	-
Stock incentives and directors’ compensation	3.4	0.2	-

Balance at the end of the year	$655.7	$636.9	$(62.4)

Retained Earnings
Balance at the beginning of the year	$365.4	$316.1	$310.1
Net earnings	111.7	81.3	21.7
Effects of A.O. Smith Corporation stock options and stock compensation	-	-	0.7
Activity related to the spin off of SICO discontinued businesses	-	(32.8)	-
Change in redeemable stock	-	-	(12.6)
Cash dividends on stock	(25.0)	(11.8)	(3.8)
Reverse acquisition of SICO	-	12.6	-

Balance at the end of the year	$452.1	$365.4	$316.1

Accumulated Other Comprehensive Loss
Balance at the beginning of the year	$(230.9)	$(89.8)	$(31.7)
Foreign currency translation adjustments	7.3	2.9	5.6
Unrealized net gain (loss) on cash flow derivative instruments, less related income tax effect of $0.1 in 2010, $(35.0) in 2009 and $27.6 in 2008	(0.2)	54.7	(43.1)
Change in pension liability less related income tax effect of $2.7 in 2010, $4.3 in 2009 and $92.7 in 2008	(5.6)	(6.7)	(145.0)
Effects of A.O. Smith Corporation stock options and stock compensation	-	-	0.1
Less noncontrolling interest in other comprehensive loss (gain)	-	(12.3)	124.3
Reverse acquisition of SICO	-	(179.7)	-

Balance at the end of the year	$(229.4)	$(230.9)	$(89.8)

Treasury Stock
Balance at the beginning of the year	$(79.9)	$-	$-
Reverse acquisition of SICO	-	(84.3)	-
Exercise of stock options, net of 258,238 shares surrendered as proceeds in 2009	4.6	4.4	-
Stock incentives and directors’ compensation	0.3	-	-
Vesting of share units, net of 27,561 shares surrendered to pay taxes in 2010	0.4	-	-

Balance at the end of the year	$(74.6)	$(79.9)	$-

Noncontrolling Interest
Balance at the beginning of the year	$19.1	$436.6	$515.0
Net earnings	-	8.3	55.6
Cash dividends on stock	-	(7.8)	(15.2)
Comprehensive gain (loss)	-	12.3	(124.3)
Effects of A.O. Smith Corporation stock options and stock compensation	-	-	5.5
Reverse acquisition of SICO	-	(449.4)	-
Acquisition of Tianlong Holding Co., Ltd.	-	19.2	-
Net earnings of Tianlong Holding Co., Ltd.	(0.2)	(0.1)	-
Buy out of Tianlong Holding Co., Ltd.	(18.9)	-	-

Balance at the end of the year	$-	$19.1	$436.6

Total Stockholders’ Equity	$881.4	$789.8	$663.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies

Organization.  A. O. Smith Corporation (the company) is a manufacturer serving customers worldwide. The company’s major product lines include residential and commercial gas, gas tankless and electric water heating equipment and water treatment products. The company’s products are manufactured and marketed primarily in North America and China. Water heaters are sold through both wholesale and retail channels to plumbing wholesalers and retail outlets. On December 13, 2010, the company entered into a definitive agreement to sell the Electrical Products segment to Regal Beloit Corporation for $700 million in cash and approximately 2.83 million shares of Regal Beloit common stock. Due to the pending sale, the Electrical Products segment has been reported separately as a discontinued operation.

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

Except when otherwise indicated, amounts reflected in the financial statements or the notes thereto relate to the company’s continuing operations.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

Fair value of financial instruments. The carrying amounts of cash and cash equivalents, receivables, floating rate debt and trade payables approximated fair value as of December 31, 2010 and 2009, due to the short maturities or frequent rate resets of these instruments. The fair value of term notes with insurance companies was approximately $127.3 million as of December 31, 2010 compared with the carrying amount of $117.0 million for the same date. The fair value is estimated based on current rates offered for debt with similar maturities.

Foreign currency translation. For all subsidiaries outside the United States, with the exception of its Mexican operation, the company uses the local currency as the functional currency. For those operations using a functional currency other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at weighted-average exchange rates. The resulting translation adjustments are recorded as a separate component of stockholders’ equity. The Mexican operation uses the U.S. dollar as the functional currency as such operations are a direct and integral component of the company’s U.S. operations. Gains and losses from foreign currency transactions are included in net earnings.

1.    Organization and Significant Accounting Policies (continued)

Cash and cash equivalents. The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventory valuation. Inventories are carried at lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for substantially all domestic inventories, which comprise 60 percent and 61 percent of the company’s total inventory at December 31, 2010 and 2009, respectively. Inventories of foreign subsidiaries and supplies are determined using the first-in, first-out (FIFO) method.

Property, plant and equipment. Property, plant and equipment are stated at cost. Depreciation is computed primarily by the straight-line method. The estimated service lives used to compute depreciation are generally 25 to 50 years for buildings, 3 to 20 years for equipment and 3 to 7 years for software. Maintenance and repair costs are expensed as incurred.

Goodwill and other intangibles. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis. Indefinite-lived assets totaled $42.9 million and $45.2 million at December 31, 2010 and 2009, respectively. In 2010, the company recognized an impairment charge related to A. O. Smith (Shanghai) Water Treatment Products Co., Ltd’s (SWT) trademarks of $3.3 million (See Note 4). In 2009, intangible assets of $42.2 million including $8.2 million with an indefinite life were recorded as a part of the acquisition of the water treatment business of Tianlong Holding Co., Ltd. (see Note 3). The remaining increase in 2010 and 2009 was due to currency translation adjustments. Separable intangible assets primarily comprised of customer relationships that are not deemed to have an indefinite life are amortized on a straight-line basis over their estimated useful lives which range from 10 to 25 years. Amortization of $7.1 million, $3.9 million and $3.8 million was recorded in 2010, 2009 and 2008, respectively. In the future, amortization should approximate $7.1 million annually and the intangible assets will be amortized over a weighted average period of 11 years. Total accumulated amortization at December 31, 2010 and 2009 was $21.4 million and $14.3 million, respectively.

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

1.    Organization and Significant Accounting Policies (continued)

Commodity Futures Contracts

In addition to entering into supply arrangements in the normal course of business, the company, primarily for its discontinued operation, also enters into futures contracts to fix the cost of certain raw material purchases, principally copper and aluminum, with the objective of minimizing changes in cost due to market price fluctuations. The hedging strategy for achieving this objective is to purchase commodities futures contracts on the open market of the London Metals Exchange (LME) or over the counter contracts based on the LME.

With one of its brokers, the company is required to make cash deposits on unrealized losses on commodity derivative contracts that exceed $10.0 million.

The after-tax gain of the effective portion of the contracts of $5.8 million as of December 31, 2010 was recorded in accumulated other comprehensive loss, and will be reclassified into cost of products sold or earnings from discontinued operations in the period in which the underlying transaction is recorded in earnings. The effective portion of the contracts will be reclassified within one year. Contracts related to the company’s discontinued operation that expire after the expected closing date no longer qualify for hedge accounting, therefore the change in valuation from the announcement of the sale to year end of $0.7 million was recorded in earnings from discontinued operations. Commodity hedges outstanding at December 31, 2010 are a total of approximately 10.9 million pounds of copper and aluminum.

Foreign Currency Forward Contracts

The company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases, sales and certain intercompany transactions in the normal course of business. Principal currencies include the Mexican peso, Canadian dollar and Euro.

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

The majority of the amounts in accumulated other comprehensive loss for cash flow hedges is expected to be reclassified into earnings within one year and all of the hedges will be reclassified into earnings no later than September 4, 2012. Contracts related to the company’s discontinued operation that expire after the expected closing date no longer qualify for hedge accounting, therefore the change in valuation from the announcement of the sale to year end of $0.4 million was recorded in earnings from discontinued operations.

The following table summarizes, by currency, the contractual amounts of the company’s foreign currency forward contracts for continuing operations.

December 31 (dollars in millions)	2010		2009
	Buy	Sell	Buy	Sell
Euro	$-	$2.2	$-	$1.5
Canadian dollar	-	35.4	-	18.9
Mexican peso	11.2	-	10.9	-

Total	$11.2	$37.6	$10.9	$20.4

Interest Rate Swap Agreement

The company is exposed to interest rate risk as a result of its floating rate borrowings under its revolving credit facility. The company used interest rate swaps to manage this risk. The company’s one interest rate swap in the amount of $25 million expired in November 2010.

The interest rate swap was designated and accounted for as a cash flow hedge of floating rate debt. A derivative interest rate liability of $1.0 million as of December 31, 2009 was recorded in accrued liabilities. Gains and losses on this instrument were recorded in accumulated other comprehensive loss, net of tax, until the underlying transaction was recorded in earnings. When the hedged item was realized, gains or losses were reclassified from accumulated other comprehensive loss to the statement of earnings. The assessment of effectiveness for the interest rate swap was based on changes in floating rate interest rates. This swap was determined to be perfectly effective.

1.    Organization and Significant Accounting Policies (continued)

The impact of cash flow hedges on the company’s financial statements is as follows (dollars in millions):

Fair value of derivative instruments in continuing operations.

December 31, (dollars in millions)	Balance Sheet Location	Fair Value
		2010	2009
Commodities contracts	Other current assets	$0.8	$0.1
Foreign currency contracts	Derivative contracts liability	(0.5)	(0.5)
	Other current assets	1.1	0.9
Interest rate swap contract	Derivative contracts liability	-	(1.0)

Total		$1.4	$(0.5)

The effect of derivative instruments on the Statement of Earnings for continuing and discontinued operations.

Year ended December 31,

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/ (loss) reclassified from Accumulated OCI into earnings (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)		Location of gain/ (loss) recognized in earnings on derivative (ineffective portion)	Amount of gain/(loss) recognized in earnings on a derivative (ineffective portion)
	2010	2009		2010	2009		2010	2009
Commodities contracts	$10.2	$32.0	Cost of products sold	$1.1	$(0.3)	Cost of products sold	$-	$-
			Discontinued operations	12.4	(31.4)	Discontinued operations	-	1.2
Foreign currency contracts	11.5	8.6	Cost of products sold	0.6	(3.0)	N/A	-	-
			Discontinued operations	9.0	(13.7)	Discontinued operations	-	-
Interest rate swap contract	(0.1)	(0.3)	Interest expense	(1.1)	(1.1)	N/A	-	-

	$21.6	$40.3		$22.0	$(49.5)		$-	$1.2

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

1.    Organization and Significant Accounting Policies (continued)

Assets and liabilities measured at fair value are based on the market approach which are prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Continuing assets measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	December 31, 2010	December 31, 2009
Quoted Prices in Active Markets for Identical Assets (Level 1)	$0.8	$0.1
Significant Other Observable Inputs (Level 2)	0.6	(0.6)

Total Net Derivative Contracts	$1.4	$(0.5)

There were no changes in our valuation techniques used to measure fair values on a recurring basis as a result of adopting ASC 820.

Revenue recognition. The company recognizes revenue upon transfer of title, which occurs upon shipment of the product to the customer except for certain export sales where transfer of title occurs when the product reaches the customer destination.

Contracts and customer purchase orders are used to determine the existence of a sales arrangement. Shipping documents are used to verify shipment. The company assesses whether the selling price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The company assesses collectability based on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history, and does not require collateral on sales in most cases. The allowance for doubtful accounts was $3.5 million and $3.4 million at December 31, 2010 and 2009, respectively.

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

Advertising. The majority of advertising costs are charged to operations as incurred and amounted to $47.9, $41.0 and $38.9 million during 2010, 2009 and 2008, respectively.

Research and development. Research and development costs are charged to operations as incurred and amounted to $37.1, $31.0 and $28.8 million during 2010, 2009 and 2008, respectively.

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

The following table presents the company’s product warranty liability activity in 2010 and 2009:

Years ended December 31 (dollars in millions)	2010	2009
Balance at beginning of year	$108.6	$105.6
Expense	62.7	68.9
Claims settled	(59.1)	(65.9)

Balance at end of year	$112.2	$108.6

1.    Organization and Significant Accounting Policies (continued)

At December 31, 2010 and 2009, the company had a $13.8 million and $8.0 million receivable, respectively, relating to certain costs it expects to recover from a vendor under an arrangement which existed prior to entering into litigation with the vendor in Tennessee State Court. The company believes collection of the receivable and any future amounts to be recovered related to this litigation is probable. Possible future amounts could reach an additional $6.0 million to $17.0 million.

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

Stock-based compensation. The company follows ASC 718, Compensation - Stock Compensation (formerly SFAS 123(R)). Compensation cost is recognized using the straight-line method over the vesting period of the award. ASC 718 also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under prior literature. Excess tax deductions of $0.7 million, $2.9 million and $1.1 million were recognized as a financing cash flow in 2010, 2009 and 2008, respectively.

Earnings per share of common stock. The company is not required to use the two-class method of calculating earnings per share since its Class A Common Stock and Common Stock have equal dividend rights. The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	2010	2009	2008
Denominator for basic earnings per share - weighted-average shares outstanding	45,743,246	34,289,257	14,225,238
Effect of dilutive stock options, restricted stock and share units	419,469	187,599	-

Denominator for diluted earnings per share	46,162,715	34,476,856	14,225,238

On October 11, 2010, the company’s board of directors declared a three-for-two stock split of the company’s Class A Common Stock and Common Stock in the form of a fifty percent stock dividend to stock holders of record on October 29, 2010 and payable on November 15, 2010. Shares held in treasury by the company were not impacted by the split. All references in the financial statements to number of shares outstanding, price per share, per share amounts and stock based compensation data have been retroactively restated to reflect the split for all periods presented.

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

Restricted marketable securities. The company acquired GSW Inc. in 2006. GSW Inc. operated a captive insurance company to provide product liability and general liability insurance to its subsidiary American Water Heater Co. (American). The company decided to cover American’s prospective liability exposures with its existing insurance programs and all product liability claims for events which occurred prior to July 1, 2006 will be financed by the captive. The reinsurance company restricts the amount of capital which must be maintained by the captive and this restricted amount is $11.6 million and $17.2 million at December 31, 2010 and 2009, respectively. The $11.6 million and $17.2 million of restricted money market instruments are included in other assets on the company’s balance sheet at December 31, 2010 and 2009, respectively. The cost of the money market instruments approximates fair value.

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

1.    Organization and Significant Accounting Policies (continued)

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

In December 2007, the FASB issued ASC Sub-topic 810-10-65, “Consolidations”, (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”). This pronouncement changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method changes the accounting for transactions with minority interest holders and is effective beginning in 2009. We adopted ASC 810-10-65 on January 1, 2009. Adoption of this statement has impacted our accounting for the SICO transaction as well as the acquisition of the water treatment business of Tianlong Holding Co., Ltd. and has been incorporated in the accompanying financial statements.

In December 2007, the FASB issued ASC Sub-topic 805-10, “Business Combinations”, (formerly SFAS No. 141(R)). ASC 805-10 requires us to continue to follow prior guidance for certain aspects of business combinations, with additional guidance provided defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. In addition, certain transaction costs previously capitalized as part of the purchase price will be expensed as incurred. Also, under ASC 805-10 adjustments associated with changes in tax contingencies that occur after the one year measurement period are recorded as adjustments to income. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008; however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 1, 2009. We have adopted ASC 805-10 on January 1, 2009 and incorporated the impact of this statement in the accounting for the SICO transaction and the acquisition of the water treatment business of Tianlong Holding Co., Ltd.

2.    Discontinued Operations

On December 12, 2010, the company entered into a definitive agreement to sell its Electrical Products segment (EPC) to Regal Beloit Corporation for $700 million in cash and approximately 2.83 million shares of Regal Beloit Corporation common stock. At December 31, 2010 the value of the Regal Beloit stock was worth approximately $189.0 million. The sale is expected to occur during the first half of 2011, subject to regulatory approvals and customary closing conditions.

The results of EPC have been reported separately as discontinued operations. Prior year consolidated financial statements of the company have been restated to present EPC as discontinued. In addition 2008 includes minimal discontinued operations related to the SICO transaction.

2.    Discontinued Operations (continued)

The components of the net assets of EPC discontinued operations included in the consolidated balance sheets are:

December 31 (dollars in millions)
	2010	2009
Assets
Current Assets
Trade receivables	$110.8	$98.0
Inventory	135.9	104.5
Deferred taxes	2.2	0.8
Derivative contracts asset	17.4	18.5
Other current assets	6.0	5.5

Total Current Assets	272.3	227.3

Net property, plant and equipment	148.1	163.3
Goodwill	248.4	247.9
Other intangibles	2.8	3.9
Other assets	1.4	1.5

Total Assets	$673.0	$643.9

Liabilities
Current Liabilities
Trade payables	$89.5	$76.1
Accrued payroll and benefits	15.2	12.3
Accrued liabilities	11.1	6.7
Product warranties	4.3	4.3
Income taxes	2.5	0.9

Total Current Liabilities	122.6	100.3

Deferred taxes	77.2	71.7

Total Liabilities	199.8	172.0

Total Net Assets	$473.2	$471.9

The condensed statement of earnings of the EPC discontinued operations is:

Years ended December 31 (dollars in millions, except per share amounts)
	2010	2009	2008
Net sales	$701.8	$616.5	$853.6
Cost of products sold	544.0	510.5	730.0

Gross profit	157.8	106.0	123.6
Selling, general and administrative expenses	84.2	74.8	76.0
Restructuring and other	0.1	(1.6)	8.7
Interest expense	3.6	4.7	8.8
Other (income) expense - net	(0.7)	0.3	(0.3)

	70.6	27.6	30.4
Provision (benefit) for income taxes	16.2	(1.3)	-

Net earnings	$54.4	$29.1	$30.4

Consolidated interest expense not directly attributable to other operations was allocated to discontinued operations based on the ratio of EPC net assets to be sold to the sum of consolidated net assets plus consolidated debt not directly attributable to other operations.

2.    Discontinued Operations (continued)

The cash flow provided by EPC discontinued operations is as follows:

Years ended December 31 (dollars in millions)
	2010	2009	2008
Operating Activities
Earnings	$54.4	$29.1	$30.4
Adjustments to reconcile earnings to net cash provided by discontinued operating activities:
Depreciation and amortization	26.1	29.2	30.4
Gain on sale of assets	(0.2)	(2.0)	4.5
Net changes in operating assets and liabilities
Current assets and liabilities	(23.3)	74.5	(47.3)
Noncurrent assets and liabilities	4.5	9.9	(1.8)
Other	-	(0.7)	0.6

Cash Provided by Discontinued Operating Activities	61.5	140.0	16.8

Investing Activities
Capital expenditures	(14.3)	(14.3)	(24.9)
Proceeds on sale of assets	5.5	7.6	-

Cash Used in Discontinued Investing Activities	(8.8)	(6.7)	(24.9)

Cash Flow Provided by (used in) Discontinued Operations	$52.7	$133.3	$(8.1)

3.    Acquisitions

In November 2009, the company acquired a majority interest in the water treatment business of Tianlong Holding Co. Ltd. of Hong Kong, with operations based in Shanghai, China. A newly formed company, SWT, holds the assets of the business, which manufactures and supplies reverse osmosis units and other water treatment products to the China residential and commercial markets as well as export markets around the world.

The company acquired an 80 percent interest in SWT at a total cost of $76.7 million, including fixed future payments of $5.7 million, subject to reductions for claims the company may make if there are any breaches of the representations and warranties made by the selling shareholder under the acquisition agreement. As required under ASC 805 the company recorded 100% of the fair value of the assets and liabilities as of the date of acquisition, with the 20 percent noncontrolling interest recorded in the equity section of the company’s balance sheet. The acquisition value exceeded the fair value of the assets acquired by $90.6 million, of which $55.4 million was recorded as goodwill and $42.2 million was recorded as intangible assets in the Water Products segment. In addition, $7.0 million of deferred tax liability associated with the intangible assets was recorded. In 2010, the company made a goodwill adjustment of $1.1 million related to inventory valuation. The company purchased the remaining 20 percent interest in SWT for $6 million from its partner in the fourth quarter of 2010 and the company now owns 100 percent of SWT. The difference between the amount paid and the carrying value of the noncontrolling interest was recorded to additional paid-in capital. The $5.7 million payment mentioned above was not paid due to breaches of representations and warranties and was recognized as a gain as part of a settlement with the former owner (see Note 4).

In July 2010, the company purchased the U.S. assets and the right to market and sell tankless water heaters in North America from Takagi Industrial Co, Ltd (Takagi) of Fuji-city, Shizuoka, Japan for $5.5 million. Through the venture, the company offers a full line of tankless water heaters under its own brands in association with the Takagi brand.

In the fourth quarter of 2010, the company purchased the remaining 50 percent share of its China joint venture that manufactures combi-boilers for the residential market in China for $0.3 million. The joint venture was formed in December, 2007.

In April 2009, the company acquired the assets of Applied Energy Recovery Systems Inc., a manufacturer of commercial and residential heat pump water heater products located in Norcross, Ga. The purchase price for the assets totaled $0.7 million, including a fixed payment of $0.1 million made in 2010 and contingent future payments totaling $0.2 million due during the period 2010 through 2013 based on achievement of sales projections. No contingent payments were made in 2010. All future payments are subject to reductions for claims the company may make if there are any breaches of the representations and warranties made by the seller under the asset purchase agreement. The purchase price exceeded the fair value of the assets acquired by $0.5 million which was recorded as goodwill in the Water Products segment.

3.    Acquisitions (continued)

The acquisitions were accounted for under the purchase accounting method, and accordingly, the results of operations are included in the company’s financial statements from the date of acquisition.

4.    Restructuring, Impairment, Other Charges and Settlement Income

Water Products Restructuring, Impairment and Settlement Income, Net

In 2010, Water Products recognized a $3.3 million impairment charge related to SWT’s trademarks. The company announced plans to move the water treatment operations to Nanjing, China to recognize synergies associated with the company’s strong management team and the engineering center in place at the company’s water heater operations in that city. A restructuring charge of $1.8 million was recognized relative to the move for severance, lease termination and asset impairment costs. The charges were largely offset by a $5.0 million gain on settlement of disputes with the prior owner relative to breaches of representations and warranties regarding the condition of SWT on the date of purchase.

The following table presents an analysis of the company’s Water Products restructuring, impairment and settlement reserve as of and for the year ended December 31, 2010 (dollars in millions):

	Severance Costs	Intangible Impairment	Settlement Income	Other	Total
Balance at December 31, 2009	$-	$-	$-	$-	$-
Expense (income) recognized	1.1	3.3	(5.0)	0.7	0.1
Intangible/Asset write-down	-	(3.3)	-	(0.1)	(3.4)
Settlement income	-	-	5.0	-	5.0

Balance at December 31, 2010	$1.1	$-	$-	$0.6	$1.7

Other Charges – Tower Automotive, Inc.

The company was the primary lessee on a facility lease in Corydon, Indiana related to a business sold to Tower Automotive, Inc. (Tower) in 1997. The company entered into a sublease arrangement with Tower in 1997 with the same terms and conditions as the company’s lease. Tower filed for bankruptcy on February 2, 2005 and subsequently notified the company that it would reject the sublease arrangement effective October 1, 2005. In order to minimize costs, the company purchased the Corydon facility for $4.5 million on October 11, 2005. The company recognized $0.5 million of expense in 2008 related to facility maintenance and the company’s estimate of its ultimate net loss upon disposition of this facility. On March 26, 2009, the company sold the Corydon facility for $2.0 million which resulted in a $0.9 million loss that was recognized at the time of the sale.

Other Charges

The company recognized $0.4 million of expense in 2009, associated with retained liabilities of previously owned businesses which were sold by the company between 1997 – 2001. The majority of the $0.4 million recognized in 2009 is related to ongoing environmental liabilities. In 2008, the company recognized $1.9 million of expense incurred by SICO relative to the merger transaction.

5.    Statement of Cash Flows

Supplemental cash flow information is as follows:

Years ended December 31 (dollars in millions)	2010	2009	2008
Net change in current assets and liabilities, net of acquisitions:
Receivables	$(33.2)	$(10.5)	$34.9
Inventories	(32.0)	17.0	(5.3)
Other current assets	(1.5)	(1.0)	(6.5)
Trade payables	23.3	40.8	(6.3)
Accrued liabilities, including payroll and benefits	(0.7)	6.4	(4.2)
Income taxes payable	6.6	(5.9)	(0.6)

	$(37.5)	$46.8	$12.0

6.    Inventories

December 31 (dollars in millions)	2010	2009
Finished products	$72.7	$54.1
Work in process	14.4	11.3
Raw materials	82.7	66.2

Inventories, at FIFO cost	169.8	131.6
LIFO reserve	23.0	21.1

	$146.8	$110.5

The company recognized after-tax LIFO expense (income) of $0.3, $(0.6) and $(0.8) million in 2010, 2009 and 2008, respectively.

7.    Property, Plant and Equipment

December 31 (dollars in millions)	2010	2009
Land	$9.2	$9.7
Buildings	121.8	117.1
Equipment	377.9	366.2
Software	16.0	4.5

	524.9	497.5
Less accumulated depreciation and amortization	266.5	248.5

	$258.4	$249.0

8.    Goodwill

Changes in the carrying amount of goodwill during the years ended December 31, 2010 and 2009, consisted of the following:

(dollars in millions)	Water Products
Balance at December 31, 2008	$257.1
Acquisition of businesses (see Note 3)	55.9
Currency translation adjustment	6.9

Balance at December 31, 2009	319.9
Adjustment to goodwill (see Note 3)	1.1
Currency translation adjustment	2.8

Balance at December 31, 2010	$323.8

The company concluded that no impairment existed at the time of the annual impairment tests which were performed in the fourth quarters of 2010, 2009 and 2008.

9.    Debt and Lease Commitments

December 31 (dollars in millions)	2010	2009
Bank credit lines, average year-end interest rate of 5.1% for 2010 and 1.5% for 2009	$6.5	$17.9
Revolving credit agreement borrowings, average year-end interest rate of 1.8% for 2010 and 0.6% for 2009	115.0	70.0
Commercial paper, average year-end interest rate of 1.3% for 2009	-	1.8
Term notes with insurance companies, expiring through 2018, average year-end interest rate of 5.9% for 2010 and 2009	86.9	108.0
Canadian revolving credit agreement borrowings, average year-end interest rate of 2.7% for 2010 and 0.8% for 2009	22.6	27.0
Canadian term notes with insurance companies, expiring through 2018, average year-end interest rate of 5.3% for 2010 and 2009	30.0	28.5

	261.0	253.2
Less long-term debt due within one year	18.6	21.1

Long-term debt	$242.4	$232.1

The company has a $425 million multi-year multi-currency revolving credit agreement with a group of nine banks, which expires on November 13, 2013. The facility has an accordion provision which allows it to be increased up to $525 million if certain conditions (including lender approval) are satisfied. Borrowings under the company’s bank credit lines and commercial paper borrowings are supported by the revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt at December 31, 2010 and 2009. At its option, the company maintains either cash balances or pays fees for bank credit and services.

Scheduled maturities of long-term debt within each of the five years subsequent to December 31, 2010, are as follows: 2011-$18.6; 2012-$18.6; 2013-$162.6; 2014-$14.6; 2015-$14.6 million.

Future minimum payments under non-cancelable operating leases relating mostly to office, manufacturing and warehouse facilities total $30.2 million and are due as follows: 2011 -$7.2; 2012–$4.6; 2013–$3.3; 2014-$2.9; 2015-$2.5, and thereafter – $9.7 million. Rent expense, including payments under operating leases, was $13.9, $12.3 and $11.7 million in 2010, 2009 and 2008, respectively.

Interest paid by the company was $10.5, $11.9 and $19.9 million in 2010, 2009 and 2008, respectively.

10.    Redeemable Stock

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

11.    Stockholders’ Equity

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

The Class A Common Stock and Common Stock presented for 2008 reflect a stock split such that SICO Common Stock is converted into its controlling interest in A. O. Smith Corporation. The adjustment converts SICO Common Stock into shares of A. O. Smith Class A Common Stock and A. O. Smith Common Stock that SICO owns as of December 31, 2008.

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

During 2010 and 2009, 364,520 and 4,365,845 shares, respectively, of Class A Common Stock were converted into Common Stock. Regular dividends paid on the A. O. Smith Corporation Class A Common Stock and Common Stock amounted to $.54, $.51 and $.49 per share in 2010, 2009 and 2008, respectively.

In December 2007, the company’s Board of Directors authorized, and ratified on December 14, 2010, the purchase of 1,500,000 shares of its outstanding Common Stock. No shares were purchased in 2010, 2009 or 2008.

At December 31, 2010, 32,595 and 1,811,199 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock. At December 31, 2009, 32,595 and 2,027,261 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

Accumulated other comprehensive loss is as follows:

December 31 (dollars in millions)	2010	2009
Cumulative foreign currency translation adjustments	$23.7	$16.4
Unrealized net gain (loss) on cash flow derivative instruments (net of tax of $6.9 in 2010 and $7.0 in 2009)	10.7	10.9
Pension liability (net of tax of $(169.3) in 2010 and $(166.6) in 2009)	(263.8)	(258.2)

	$(229.4)	$(230.9)

12.    Stock Based Compensation

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by shareholders in 2002. At the company’s annual meeting of stockholders on April 14, 2009, an amendment to the plan was approved to increase the authorized shares of Common Stock under the plan by 1,875,000. The number of shares available for granting of options or share units at December 31, 2010, was 2,148,585. Upon stock option exercise, restricted stock grant, or share unit vesting, shares are issued from Treasury stock.

Total stock based compensation cost from continuing operations recognized in 2010, 2009 and 2008 was $5.4, $5.1 and $4.7 million, respectively.

Stock options

The stock options granted in 2010, 2009 and 2008 have a three year pro rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2010, 2009 and 2008 expire ten years after date of grant. Stock option compensation recognized in 2010, 2009 and 2008 was $2.2, $2.2 and $1.8 million, respectively. Included in the stock option expense recognized in 2010, 2009 and 2008 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

12.    Stock Based Compensation (continued)

Changes in option shares, all of which are Common Stock, were as follows:

				(dollars in millions)
	Weighted-Avg. Per Share	Years Ended December 31			Aggregate Intrinsic Value
	Exercise Price	2010	2009	2008
Outstanding at beginning of year	$20.12	$1,630,751	1,933,601	1,676,151
Granted
2010--$27.93 per share		237,000
2009--$16.40 to $21.66 per share			506,400
2008--$21.34 to $23.76 per share				318,750
Exercised
2010--$9.04 to $25.84 per share		(240,801)			$ 3.3
2009--$9.04 to $19.47 per share			(809,250)		8.1
2008--$12.21 to $19.47 per share				(60,100)	0.6
Terminated
2010--$19.00 to $27.93 per share		(3,849)
2008--$23.76 per share				(1,200)

Outstanding at end of year
(2010--$15.99 to $27.93 per share)	22.17	1,623,101	1,630,751	1,933,601

Exercisable at end of year	21.57	951,035	831,401	1,444,551

The aggregate intrinsic value for the outstanding and exercisable options as of December 31, 2010 is $12.5 million and $6.4 million, respectively. The average remaining contractual life for outstanding and exercisable options is 8 years and 7 years, respectively.

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and exercisable at December 31, 2010:

Range of Exercise Prices	Options Outstanding at December 31, 2010	Weighted- Average Exercise Price	Options Exercisable at December 31, 2010	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
$15.99 to $19.47	751,849	$ 18.63	427,050	$ 18.41	7 years
$21.34 to $24.02	413,302	23.33	301,385	21.92	7 years
$25.84 to $27.93	457,950	26.95	222,600	25.92	9 years

	1,623,101		951,035

The weighted-average fair value per option at the date of grant during 2010, 2009 and 2008, using the Black-Scholes option-pricing model, was $10.19, $5.47 and $7.73, respectively. Assumptions were as follows:

	2010	2009	2008
Expected life (years)	6.4	6.4	6.4
Risk-free interest rate	3.6%	2.8%	3.7%
Dividend yield	1.9%	2.8%	2.0%
Expected volatility	38.7%	35.0%	35.1%

12.    Stock Based Compensation (continued)

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

Restricted stock and share units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 101,873, 159,801 and 216,012 share units under the plan in 2010, 2009 and 2008, respectively. Included in the 2008 grant are share units granted on April 30, 2008 which were subject to performance conditions and vested on December 31, 2010. The number of share units that vested was 76,376 based on the average of the company’s annual return on equity for the eleven quarters ending December 31, 2010. Compensation expense was recognized ratably over the vesting period.

The share units were valued at $2.9, $3.0 and $4.9 million at the date of issuance in 2010, 2009 and 2008, respectively, and will be recognized as compensation expense ratably over the three-year vesting period. Compensation expense of $3.2, $2.9 and $2.9 million was recognized in 2010, 2009 and 2008, respectively. Included in share based compensation is expense associated with the accelerated vesting of share unit awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

A summary of share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Outstanding at January 1, 2010	476,243	$22.01

Granted	101,873	27.93

Vested	(101,400)	24.37

Terminated	(3,278)	24.44

Outstanding at December 31, 2010	473,438	$22.43

Total compensation expense for share units not yet recognized is $2.7 million at December 31, 2010. The weighted average period over which the expense is expected to be recognized is nine months.

13.    Pension and Other Post-retirement Benefits

The company provides retirement benefits for all United States employees including benefits for employees of previously owned businesses which were earned up to the date of sale. The company also has several foreign pension plans, none of which are material to the company’s financial position.

The company had a defined contribution profit sharing and retirement plan covering the majority of its salaried nonunion employees which provided for annual company contributions of 35 percent to 140 percent of qualifying contributions made by participating employees. This plan was terminated on December 31, 2009 and was replaced by a plan which matches 100 percent of the first one percent of contributions made by participating employees and matches 50 percent of the next five percent of employee contributions. The new plan became effective on January 1, 2010. The company also has defined contribution plans for certain hourly employees which provide for matching company contributions.

The company also has a defined benefit plan for salaried employees and its non-union hourly workforce. In the fourth quarter of 2009, the company announced employees hired after Jan. 1, 2010, will not participate in the defined benefit plan, and benefit accruals for current salaried and non-union hourly employees will stop at the end of 2014. This change resulted in a plan curtailment and reduced the plan’s liability by $12.3 million. No curtailment gain was recognized because the reduction in liability was offset by existing unrecognized losses. An additional company contribution will be made to the defined contribution plan in lieu of participation in a defined benefit plan. The company also has defined benefit and contribution plans for certain union hourly employees.

13.    Pension and Other Post-retirement Benefits (continued)

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

	Pension Benefits		Post-retirement Benefits
Years ended December 31 (dollars in millions)	2010	2009	2010	2009
Accumulated Benefit Obligation (ABO) at December 31	$850.3	$816.6	N/A	N/A

Change in benefit obligations (PBO)
PBO at beginning of year	$(826.7)	$(782.8)	$(17.0)	$(16.9)
Service cost	(8.6)	(8.4)	(0.2)	(0.1)
Interest cost	(46.7)	(49.8)	(0.8)	(1.0)
Participant contributions	-	-	(0.4)	(0.3)
Plan amendments	-	12.3	-	-
Actuarial (loss)/gain including assumption changes	(38.7)	(57.2)	2.1	-
Benefits paid	58.6	59.2	1.4	1.3

PBO at end of year	$(862.1)	$(826.7)	$(14.9)	$(17.0)

Change in Fair Value of Plan Assets
Plan assets at beginning of year	$594.0	$519.1	$-	$-
Actual return on plan assets	74.8	83.3	-	-
Contribution by the company	30.6	50.8	1.0	1.0
Participant contributions	-	-	0.4	0.3
Benefits paid	(58.6)	(59.2)	(1.4)	(1.3)

Plan assets at end of year	$640.8	$594.0	$-	$-

Funded status	$(221.3)	$(232.7)	$(14.9)	$(17.0)

Amount recognized in the balance sheet
Current liabilities	$-	$-	$(1.3)	$(1.5)
Non-current liabilities	(221.3)	(232.7)	(13.6)	(15.5)

Net pension liability at end of year	$(221.3)*	$(232.7)*	$(14.9)	$(17.0)

Amounts recognized in Accumulated Other Comprehensive Loss Before Tax
Net actuarial loss/(gain)	$447.2	$425.8	$(3.3)	$(1.6)
Prior service cost	(12.7)	-	-	-

Total recognized in accumulated other comprehensive loss	$434.5	$425.8	$(3.3)	$(1.6)

*

In addition the company has recorded a liability for a foreign pension plan of $1.6 million and $0.1 million at December 31, 2010 and 2009, respectively and an accumulated other comprehensive loss of $1.9 and $0.5 million at December 31, 2010 and 2009, respectively.

13.  Pension and Other Post-retirement Benefits (continued)

	Pension Benefits			Post-retirement Benefits
Years ended December 31 (dollars in millions)	2010	2009	2008	2010	2009	2008
Net periodic benefit cost
Service cost	$8.6	$8.4	$8.9	$0.2	$0.2	$0.2
Interest cost	46.7	49.8	49.1	0.8	1.0	1.0
Expected return on plan assets	(61.6)	(60.8)	(62.4)	-	-	-
Amortization of unrecognized:
Net actuarial loss	17.7	10.6	7.8	(0.4)	-	(0.1)
Prior service cost	(0.9)	0.3	0.6	-	-	-

Defined-benefit plan cost	10.5	8.3	4.0	$0.6	$1.2	$1.1

Various U.S. defined contribution plans cost	5.8	6.5	5.4

	$16.3 *	$14.8 *	$9.4 *

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Earnings
Net actuarial (gain) loss	$25.4	$34.8	$246.1	$(2.1)	$-	$(0.6)
Amortization of net actuarial loss	(17.7)	(10.6)	(7.8)	0.4	-	0.1
Prior service cost	-	(12.4)	0.1		-	-
Amortization of prior service cost	0.9	(0.3)	(0.7)	(0.1)	-	-

Total recognized in other comprehensive earnings	8.6	11.5	237.7	(1.8)	-	(0.5)

Total Recognized in Net Periodic Cost and Other Comprehensive Earnings	$19.1	$19.8	$241.8	$(1.2)	$1.2	$0.6

The estimated net actuarial loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2011 are $22.7 million and $(0.9) million, respectively. The estimated net actuarial loss and prior year service cost for the post-retirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2011 are each less than $0.3 million. As permitted under ASC 715, (formerly FASB Statement No. 87 and paragraph 53 of Statement No. 106), the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

The 2010 and 2009 after tax adjustments for additional minimum pension liability resulted in other comprehensive loss of $5.6 million and $6.7 million, respectively.

*

Includes $0, $0.5 million and $2.1 million of defined benefit plan income and $1.2 million, $1.7 million and $1.5 million of defined contribution plans cost that were included in earnings from discontinued operations for 2010, 2009 and 2008, respectively.

13.    Pension and Other Post-retirement Benefits (continued)

Assumptions

Actuarial assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2010	2009	2010	2009
Discount rate	5.35%	5.80%	5.35%	5.80%
Average salary increases	4.00%	4.00%	4.00%	4.00%

Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
Years ended December 31	2010	2009	2008	2010	2009	2008
Discount rate	5.80%	6.60%	6.50%	5.80%	6.60%	6.50%
Expected long-term return on plan assets	8.75%	8.75%	8.75%	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

In developing the expected long-term rate of return assumption, the company evaluated its pension plan’s target and actual asset allocation and historical long-term rates of return of equity and bond indices. The company also considered its pension plan’s historical 10-year and 25-year compounded annualized returns of 4.6 percent and 10.0 percent, respectively.

Assumed health care cost trend rates

Assumed health care cost trend rates as of December 31 are as follows:

	2010	2009
Health care cost trend rate assumed for next year	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2015

A one-percentage-point change in the assumed health care cost trend rates would not result in a material impact on the company’s consolidated financial statements.

Plan Assets

The company’s pension plan weighted asset allocations as of December 31 by asset category are as follows:

Asset Category	2010	2009
Equity securities	62%	60%
Debt securities	30	30
Private equity	6	5
Other	2	5

	100%	100%

13.    Pension and Other Post-retirement Benefits (continued)

The following table presents the fair value measurement of plan assets as of December 31, 2010 (dollars in millions)

		Fair Value Measurements Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)

Short-term investments	$12.8	$-	$0.1	$12.7

Equity Securities
Common stocks	279.0	279.0	-	-
Preferred Stocks	0.1	0.1	-	-
Commingled equity funds	121.3	-	121.3	-

Fixed Income Securities
U.S. Treasury securities	42.2	42.2	-	-
Government agency securities	6.5	-	6.5	-
Corporate asset backed securities	3.1	-	3.1	-
Corporate CMBS and CMO Securities	2.4	-	2.4	-
Other fixed income securities	31.1	-	30.9	0.2
Commingled fixed income funds	104.1	-	104.1	-

Other types of investments
Private equity	37.7	-	-	37.7

Total fair value of plan asset investments	$640.3	$321.3	$268.4	$50.6

Non-investment plan assets	0.5

Total plan assets	$640.8

The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2010 (dollars in millions):

	Short Term Investments	Other Fixed Income Securities	Private Equity	Total
Balance at December 31, 2009	$28.2	$-	$29.4	$57.6

Actual return on plan assets:
Relating to assets still held at the reporting date	-	-	4.0	4.0
Relating to assets sold during the period	-	-	(0.1)	(0.1)
Purchases, sales and settlements	(15.5)	-	4.4	(11.1)
Transfers in and/or out of Level 3	-	0.2	-	0.2

Balance at December 31, 2010	$12.7	$0.2	$37.7	$50.6

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

13.  Pension and Other Post-retirement Benefits (continued)

The company’s actual asset allocations are in line with target allocations. The company regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.

There were 48,584 shares of the company’s Class A Common Stock and 6,205 shares of Common Stock included in plan assets at December 31, 2010. The total market value of these shares at December 31, 2010 is $2.1 million.

Cash Flows

In 2010, the company made contributions of $30.6 million and is required to make a minimal contribution in 2011.

Estimated Future Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years ending December 31 (dollars in millions)	Pension Benefits	Post-retirement Benefits
2011	$ 59.7	$ 1.3
2012	59.5	1.3
2013	59.5	1.3
2014	59.4	1.2
2015	59.4	1.2
Years 2016 – 2020	295.8	5.5

14.  Ashland City, TN Facility Flood

Starting May 3, 2010, production at the company’s largest water heater manufacturing plant located in Ashland City, TN was temporarily shut down due to record flooding of the Cumberland River. Water heater production was shifted to other company plants located in the United States, Canada and Mexico. The company resumed production at the Ashland City, TN plant in June 2010 and has reached production levels which align with demand. Recovery from the flood was essentially completed by year end 2010.

As of December 31, 2010, the company recorded flood related expense of $35.4 million, net of insurance proceeds, consisting of the following:

Repair or write off of buildings and equipment	$36.1
Net inventory loss	16.4
Site cleanup and restoration	14.8

67.3
Less: insurance proceeds	31.9

Total flood related expense	$35.4

The buildings and equipment of the Ashland City, TN plant sustained damages due to the severe flooding. As of December 31, 2010, restoration of manufacturing equipment is complete and office space is nearing completion. The carrying value of fixed assets destroyed in the flood was written off, totaling $14.0 million. An additional $22.1 million was expensed to repair and refurbish damaged equipment to pre-flood condition.

The net inventory loss, totaling $16.4 million, includes the cost of raw materials, work-in-process and finished good inventories that were not able to be used or sold due to flood damage.

14.  Ashland City, TN Facility Flood (continued)

Site cleanup and restoration began as soon as the flood waters subsided. The company engaged outside contractors to pump out water and clean and sanitize the facilities and the grounds of the manufacturing facility prior to access by company personnel. Employees normally engaged in the production of water heaters were utilized in the cleanup and repair of the facility and equipment, assessment and recovery of inventories and other aspects of the site restoration. Internal and external costs associated with site restoration and cleanup totaled $14.8 million.

Insurance proceeds

The company maintains property damage and business interruption insurance coverage applicable to its Ashland City, TN plant totaling $30 million. The company also has federal flood insurance policies and $1.9 million was recovered. As of December 31, 2010 the company has received insurance proceeds of $31.9 million.

Government Assistance

In addition, the company received assistance from the State of Tennessee as well as local governmental agencies as incentive to reinvest in the Ashland City facility. Those incentives are in the form of grants, future tax credits and the purchase of certain property. The benefits, collectively, totaled approximately $7 million in 2010, of which $1.4 million of income was recorded in cost of goods sold in the third quarter of 2010. In the fourth quarter of 2010, $5.6 million was recorded including $1.3 million in cost of goods sold, $2.3 million in other income and $2.0 million as an offset to direct flood related expenses.

15.  Income Taxes

The components of the provision for income taxes from continuing operations consisted of the following:

Years ended December 31 (dollars in millions)	2010	2009	2008
Current:
Federal	$(2.9)	$16.0	$11.7
State	2.4	2.9	2.9
International	14.1	12.9	10.1
Deferred:
Federal	7.0	3.2	4.1
State	0.5	(1.1)	(0.3)
International	(3.8)	(3.0)	(0.9)

	$17.3	$30.9	$27.6

The provision for income taxes differs from the U.S. federal statutory rate due to the following items:

Years ended December 31	2010	2009	2008
Provision at U.S. federal statutory rate	35.0%	35.0%	35.0%
State income and franchise taxes, net of federal benefit	1.6	2.9	2.9
International income tax rate differential	(13.4)	(6.2)	(3.8)
Research tax credits	(0.4)	(0.7)	(0.5)
U.S. manufacturing deduction	-	-	(0.3)
Other	0.5	2.7	3.5

	23.3%	33.7%	36.8%

Components of earnings from continuing operations before income taxes were as follows:

Years ended December 31 (dollars in millions)	2010	2009	2008
United States	$12.4	$48.9	$35.6
International	62.0	42.9	39.5

	$74.4	$91.8	$75.1

Total taxes paid by the company amounted to $12.3, $5.6, and $15.7 million in 2010, 2009 and 2008, respectively.

15.  Income Taxes (continued)

No provision for U.S. income taxes or foreign withholding taxes has been made on the undistributed earnings of foreign subsidiaries as such earnings are considered to be permanently invested. At December 31, 2010, the undistributed earnings amounted to $408.8 million. Determination of the amount of unrecognized deferred tax liability on the undistributed earnings is not practicable. In addition, no provision or benefits for U.S. income taxes have been made on foreign currency translation gains or losses.

The tax effects of temporary differences of assets and liabilities between income tax and financial reporting are as follows:

December 31 (dollars in millions)

	2010		2009
	Assets	Liabilities	Assets	Liabilities
Employee benefits	$93.3	$-	$98.3	$-
Product liability and warranties	58.9	-	59.5	-
Inventories	-	3.5	-	4.1
Property, plant and equipment	-	30.2	-	28.8
Intangibles	-	28.7	-	31.4
Restructuring	0.1	-	0.2	-
Environmental	3.5	-	3.7	-
Derivative instruments	-	0.1	0.2	-
Tax loss and credit carryovers	16.0	-	14.1	-
All other	9.6	-	9.5	-
Valuation allowance	(1.9)	-	(1.5)	-

	$179.5	$62.5	$184.0	$64.3

Net asset		$117.0		$119.7

These deferred tax assets and liabilities are classified in the balance sheet as current or long-term based on the balance sheet classification of the related assets and liabilities as follows:

December 31 (dollars in millions)	2010	2008
Current deferred income tax assets	$27.3	$25.8
Long-term deferred income tax assets	89.7	93.9

Net asset	$117.0	$119.7

The company has foreign net operating loss carryovers with tax benefits of $1.5 million that expire in 2014 thru 2018. Based on future realizability, a valuation allowance of $1.5 million has been established against the foreign net operating loss carryover tax benefits.

The company has a $6.6 million charitable contribution carryover of which $4.8 million expire in 2013 and $1.8 million expire in 2014. The company also has $1.3 million of research tax credit carryovers that expire in 2029 thru 2030 and an alternative minimum tax credit carryover of $0.2 million that does not expire. The company also has state and local net operating loss carryovers having a tax value of $8.1 million and state and local tax credit carryovers of $1.0 million. These carryovers expire between 2011 and 2030. No valuation allowance has been established against the charitable contribution carryover. A $0.4 million valuation allowance has been established against the state and local carryover tax benefits.

The valuation allowance increased by $0.4 million for 2010 for current year tax benefit of foreign loss carryovers.

15.  Income Taxes (continued)

A reconciliation of the beginning and ending amount of unrecognized benefits is as follows:

(Dollars in millions)	2010	2009
Balance at January 1	$4.5	$5.5
Additions based on tax positions related to the current year	0.1	1.8
Reductions for tax positions of prior years	(1.9)	(2.8)

Balance at December 31	$2.7	$4.5

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.2 million. The company recognizes potential interest and penalties related to unrecognized tax benefits as a component of tax expense. At January 1, 2010 there was $0.5 million of interest and penalties accrued. There was a $0.2 million decrease to the interest and penalty accrual during 2010. It is anticipated there will be a $0.2 million decrease in total amount of unrecognized tax benefits in the next 12 months. The company’s U.S. federal tax returns for 2007-2010 are subject to audit. The company is subject to state and local audits for tax years 2004-2010. The company is subject to non-U.S. income tax examinations for years 2004-2010.

16.  Commitments and Contingencies

The company is a potentially responsible party in fourteen judicial and administrative proceedings initiated on behalf of various state and federal regulatory agencies seeking to clean up sites which have been environmentally impacted and to recover costs they have incurred or will incur as to the sites.

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

The company is subject to various claims and pending lawsuits for product liability and other matters arising out of the conduct of the company’s business. With respect to product liability claims, the company has self-insured a portion of its product liability loss exposure for many years. The company has established reserves which it believes are adequate to cover incurred claims. For the years ended December 31, 2010 and 2009, the company had $125 million of product liability insurance for individual losses in excess of $5 million. The company periodically reevaluates its exposure on claims and lawsuits and makes adjustments to its reserves as appropriate. The company believes, based on current knowledge, consultation with counsel, adequate reserves and insurance coverage, that the outcome of such claims and lawsuits will not have a material adverse effect on the company’s financial position, results of operations or cash flows.

On June 30, 2009, the company commenced legal action in Tennessee State Court, located in Johnson City, Washington County, against a supplier seeking recovery of increased costs and damages that the company incurred due to an issue with a component part that the vendor supplied that affects certain products that the company sold. The company has set up a portion of these costs as a receivable, and believes it will likely recover these costs and damages in the litigation.

17.  Operations by Segment

The company has one reportable segment: Water Products. The Water Products segment manufactures residential and commercial gas and electric water heaters used in a wide range of applications including hotels, laundries, car washes, factories and large institutions. In addition, the Water Products segment manufactures copper tube boilers used in large-volume hot water and hydronic heating applications as well as water treatment products.

17.  Operations by Segment (continued)

The accounting policies of the reportable segment are the same as those described in the “Summary of Significant Accounting Policies” outlined in Note 1. Operating earnings, defined by the company as earnings before interest, taxes, general corporate and corporate research and development expenses, is used to measure the performance of the segment.

	Net Earnings			Net Sales
Years ended December 31 (dollars in millions)	2010	2009	2008	2010	2009	2008
Water Products	$132.9	$148.9	$134.7	$1,489.3	$1,375.0	$1,451.3

General corporate and research and development expenses	(51.6)	(50.3)	(48.9)
Interest expense	(6.9)	(7.2)	(11.0)

Earnings before income taxes	74.4	91.4	74.8
Provision for income taxes	(17.3)	(30.9)	(27.6)

Earnings from continuing operations	$57.1	$60.5	$47.2

Sales to a major customer within the Water Products segment totaled $239.5 and $246.7 million in 2010 and 2009, respectively which is 16% and 18% of the company’s net sales, respectively. Water Products operating earnings includes an equity loss in joint venture of $0.4 million and $0.3 million in 2009 and 2008, respectively.

Assets, depreciation and capital expenditures by segment

	Total Assets (December 31)			Depreciation and Amortization (Years Ended December 31)			Capital Expenditures (Years Ended December 31)
(dollars in millions)	2010	2009	2008	2010	2009	2008	2010	2009	2008
Water Products	$1,168.0	$1,095.9	$984.9	$40.2	$37.8	$35.3	$51.6	$42.0	$40.9
Corporate assets	271.0	234.7	202.5	0.6	0.5	0.5	1.9	0.7	0.3
EPC discontinued operations	673.0	643.9	763.4	-	-	-	-	-	-
SICO discontinued operations	-	-	31.9	-	-	-	-	-	-

Total	$2,112.0	$1,974.5	$1,982.7	$40.8	$38.3	$35.8	$53.5	$42.7	$41.2

The majority of corporate assets consists of cash and cash equivalents and deferred income taxes.

17.  Operations by Segment (continued)

Net sales and long-lived assets by geographic location

The following data by geographic area includes net sales based on product shipment destination and long-lived assets based on physical location. Long-lived assets include net property, plant and equipment and other long-term assets and long-lived assets of previously owned businesses.

	Long-lived Assets				Net Sales
(dollars in millions)	2010	2009	2008		2010	2009	2008

United States	$173.2	$169.2	$169.2	United States	$960.4	$959.0	$1,072.9

Mexico	14.6	15.3	16.4	China	304.4	222.0	186.5

China	57.1	53.3	51.5	Canada	160.4	150.4	143.6

Canada	22.2	22.5	21.3	Other Foreign	64.1	43.6	48.3

Other Foreign	16.6	11.1	1.5	Total	$1,489.3	$1,375.0	$1,451.3

Total	$283.7	$271.4	$259.9

18.  Quarterly Results of Operations (Unaudited)

(dollars in millions, except per share amounts)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2010	2009	2010	2009	2010	2009	2010	2009
Net sales	$366.7	$339.0	$375.0	$337.1	$377.4	$336.7	$370.2	$362.2
Gross profit	108.3	86.3	114.2	69.2	107.2	128.4	116.3	111.0
Earnings
Continuing operations	21.3	10.3	(0.9)	18.2	16.2	14.5	20.5	17.5
Discontinued operations	9.5	(1.7)	17.5	5.6	15.8	20.1	11.6	5.1

Net earnings	30.8	8.6	16.6	23.8	32.0	34.6	32.1	22.6
Net (earnings)/loss attributable to noncontrolling interest
Continuing operations	0.1	(6.9)	-	(2.8)	-	-	0.1	0.1
Discontinued operations	-	1.0	-	0.3	-	-	-	-

Net earnings attributable to A. O. Smith Corporation	$30.9	$2.7	$16.6	$21.3	$32.0	$34.6	$32.2	$22.7

Basic earnings per share
Continuing operations	0.47	0.36	(0.02)	0.42	0.35	0.32	0.45	0.39
Discontinued operations	0.21	(0.08)	0.38	0.16	0.35	0.44	0.25	0.11

Net	0.68	0.28	0.36	0.58	0.70	0.76	0.70	0.50

Diluted earnings per share
Continuing operations	0.46	0.36	(0.02)	0.42	0.35	0.32	0.44	0.39
Discontinued operations	0.21	(0.08)	0.38	0.16	0.34	0.44	0.25	0.11

Net	0.67	0.28	0.36	0.58	0.69	0.76	0.69	0.50

Common dividends declared	0.13	0.127	0.13	0.127	0.14	0.13	0.14	0.13

18.  Quarterly Results of Operations (Unaudited) (continued)

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

Management Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst and Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2010 as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the quarter ended December 31, 2010, that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

A.O. Smith Corporation

We have audited A.O. Smith Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). A.O. Smith Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, A.O. Smith Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of A.O. Smith Corporation as of December 31, 2010 and 2009, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 24, 2011 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 24, 2011

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the headings “Election of Directors” and “Board Committees” in the company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference. The information required regarding Executive Officers of the company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

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

The information included under the heading “Compliance with Section 16(a) of the Securities Exchange Act” in the company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information included under the headings “Executive Compensation,” “Director Compensation,” “Report of the Personnel and Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in the company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the headings “Principal Stockholders” and “Security Ownership of Directors and Management” in the company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the company’s equity compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,623,101	22.17	2,622,023
Equity compensation plans not approved by security holders	-	-	-

Total	1,623,101	22.17	2,622,023

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information included under the headings “Director Independence and Financial Literacy”, “Compensation Committee Interlocks and Insider Participation” and “Procedure for Review of Related Party Transactions” in the company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information included under the heading “Report of the Audit Committee” in the company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) required by this Item 14 is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements of the Company
		Form 10-K Page Number

	The following consolidated financial statements of A. O. Smith Corporation are included in Item 8:

	Consolidated Balance Sheets at December 31, 2010 and 2009	26

	For each of the three years in the period ended December 31, 2010:
	- Consolidated Statement of Earnings	27
	- Consolidated Statement of Comprehensive Earnings	27
	- Consolidated Statement of Cash Flows	28
	- Consolidated Statement of Stockholders’ Equity	29

	Notes to Consolidated Financial Statements	30 -55

2.	Financial Statement Schedules

	Schedule II - Valuation and Qualifying Accounts	63

	Schedules not included have been omitted because they are not applicable.

3.

Exhibits - see the Index to Exhibits on pages 61 - 62 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K are listed as Exhibits 10(a) through 10(m) in the Index to Exhibits.

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

A. O. SMITH CORPORATION

By:	/s/ Paul W. Jones
Paul W. Jones
Chief Executive Officer

Date:	February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 24, 2011 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Signature

PAUL W. JONES Chairman of the Board of Directors and Chief Executive Officer	/s/ Paul W. Jones Paul W. Jones

TERRY M. MURPHY Executive Vice President and Chief Financial Officer	/s/ Terry M. Murphy Terry M. Murphy

JOHN J. KITA Senior Vice President Corporate Finance and Controller	/s/ John J. Kita John J. Kita

RONALD D. BROWN Director	/s/ Ronald D. Brown Ronald D. Brown

WILLIAM F. BUEHLER Director	/s/ William F. Buehler William F. Buehler

GLOSTER B. CURRENT, Jr. Director	/s/ Gloster B. Current, Jr. Gloster B. Current, Jr.

WILLIAM P. GREUBEL Director	/s/ William P. Greubel William P. Greubel

ROBERT J. O’TOOLE Director	/s/ Robert J. O’Toole Robert J. O’Toole

MATHIAS F. SANDOVAL Director	/s/ Mathias F. Sandoval Mathias F. Sandoval

BRUCE M. SMITH Director	/s/ Bruce M. Smith Bruce M. Smith

MARK D. SMITH Director	/s/ Mark D. Smith Mark D. Smith

IDELLE K. WOLF Director	/s/ Idelle K. Wolf Idelle K. Wolf

GENE C. WULF Director	/s/ Gene C. Wulf Gene C. Wulf

INDEX TO EXHIBITS

Exhibit Number	Description

(2)(i)		Agreement and Plan of Merger, dated as of December 9, 2008, among A. O. Smith Corporation, SICO Acquisition, LLC, Smith Investment Company and Smith Investment Company LLC, incorporated by reference to the current report on Form 8-K dated December 9, 2008.

(2)(ii)		Asset and Stock Purchase Agreement, dated as of December 12, 2010, by and between A. O. Smith Corporation and Regal Beloit Corporation, incorporated by reference to the current report on Form 8-K dated December 12, 2010.

(3)(i)		Amended and Restated Certificate of Incorporation of A. O. Smith Corporation as amended April 22, 2009, incorporated by reference to the current report on Form 8-K dated April 22, 2009.

(3)(ii)		By-laws of A. O. Smith corporation as amended April 11, 2006, incorporated by reference to the current report on Form 8-K dated April 22, 2009.

(4)	(a)	Amended and Restated Certificate of Incorporation of A. O. Smith Corporation as amended April 22, 2009, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended June 30, 2009.

	(b)	Credit Agreement, dated as of November 12, 2010, among A. O. Smith Corporation, A. O Smith Enterprises Ltd., A. O. Smith International Holdings B.V., and the financial institutions and agents party thereto, incorporated by reference to the current report on Form 8-K dated November 12, 2010.

	(c)	The corporation has instruments that define the rights of holders of long-term debt that are not being filed with this Registration Statement in reliance upon Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of these instruments.

(10)	Material Contracts

	(a)	A. O. Smith Combined Incentive Compensation Plan, incorporated by reference as Exhibit A to the Proxy Statement filed on March 5, 2009 for the 2009 Annual Meeting of Stockholders.

	(b)	A. O. Smith Corporation Executive Life Insurance Plan, as amended January 1, 2009, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(c)	A. O. Smith Nonqualified Deferred Compensation Plan, adopted December 1, 2008, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(d)	A. O. Smith Corporation Executive Supplemental Pension Plan, as amended January 1, 2009, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(e)	A. O. Smith Corporation Executive Incentive Compensation Award Agreement, incorporated by reference to the Form S-8 Registration Statement filed by the corporation on July 30, 2007 (Reg. No. 333-144950).

	(f)	Offer Letter to Paul W. Jones, dated December 9, 2003, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2007.

	(g)	Offer Letter to Terry M. Murphy, dated October 17, 2005, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2007.

	(h)	Offer Letter to Ajita G. Rajendra, dated September 20, 2004, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2007.

	(i)	Amendment to Offer Letter to Ajita G. Rajendra dated February 25, 2009, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

INDEX TO EXHIBITS (continued)

Exhibit Number	Description

	(j)	Form of A. O. Smith Corporation Special Retention Award Agreement awarded on April 30, 2008, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended March 31, 2008.

	(k)	Summary of Directors’ Compensation, effective July 12, 2010, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended June 30, 2010.

	(l)	A. O. Smith Corporation Incentive Compensation Award Agreement, entered into with Paul W. Jones, dated November 5, 2008, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 21, 2008.

	(m)	A. O. Smith Corporation Senior Leadership Severance Plan, incorporated by Reference to the quarterly report for Form 10-Q for the quarter ended June 30, 2009.

	(n)	Stockholder Agreement dated as of December 9, 2008, between A. O. Smith Corporation and each Smith Investment Company stockholder who becomes a signatory thereto, incorporated by reference to the current report on Form 8-K dated December 9, 2008.

(21)		Subsidiaries.

(23)		Consent of Independent Registered Public Accounting Firm.

(31.1)		Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 24, 2011.

(31.2)		Certification by the Executive Vice-President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 24, 2011.

(32.1)		Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32.2)		Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(101)		The following materials from A. O. Smith Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 are furnished herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2010 and 2009, (ii) the Consolidated Statement of Earnings for the three years ended December 31, 2010, (iii) the Consolidated Statement of Cash Flows for the three years ended December 31, 2010, (iv) the Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2010 and (iv) the Notes to Consolidated Financial Statements.

A. O. SMITH CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Years ended December 31, 2010, 2009 and 2008

Description	Balance at Beginning of Year	Charged to Costs and Expenses[1]	Acquisition of Businesses	Deductions[2]	Balance at End of Year
2010:
Valuation allowance for trade and notes receivable	$3.4	$0.2	$-	$(0.1)	$3.5

2009:
Valuation allowance for trade and notes receivable	$2.8	$1.7	$-	$(1.1)	$3.4

2008:
Valuation allowance for trade and notes receivable	$2.6	$0.3	$-	$(0.1)	$2.8

[1]	Provision based upon estimated collection.

[2]	Uncollectible amounts/expenditures or adjustments charged against the reserve.