Form 10-Q
period 2011-03-31
SMITH A O CORP
filed 2011-05-10
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

Class A Common Stock Outstanding as of April 30, 2011 — 7,442,347 shares

Common Stock Outstanding as of April 30, 2011 — 38,750,057 shares

Index

A. O. Smith Corporation

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Three Months ended March 31, 2011 and 2010

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended March 31
	2011	2010
Continuing Operations
Net Sales	$417.4	$366.7
Cost of products sold	290.4	258.4

Gross Profit	127.0	108.3
Selling, general and administrative expenses	89.3	77.0
Interest expense	1.8	1.7
Other expense - net	2.2	0.5

	33.7	29.1
Provision for income taxes	9.5	7.7

Earnings before equity loss in joint venture	24.2	21.4
Equity (loss) in joint venture	-	(0.1)

Earnings from continuing operations	24.2	21.3
Discontinued Operations
Earnings from discontinued EPC operations, less provision for income taxes of $5.7 in 2011 and $3.7 in 2010	16.8	9.5

Net earnings	41.0	30.8
Net loss attributable to noncontrolling interest	-	0.1

Net earnings attributable to A. O. Smith Corporation	$41.0	$30.9

Net Earnings Per Share of Common Stock
Continuing Operations	$0.52	$0.47
Discontinued Operations	0.37	0.21

Net Earnings attributable to A. O. Smith Corporation	$0.89	$0.68

Diluted Net Earnings Per Share of Common Stock
Continuing Operations	$0.52	$0.46
Discontinued Operations	0.36	0.21

Net Earnings attributable to A. O. Smith Corporation	$0.88	$0.67

Dividends per Common Stock	$0.14	$0.13

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2011 and December 31, 2010

(dollars in millions)

	(unaudited) March 31, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$124.2	$118.9
Receivables	362.0	313.3
Inventories	160.8	146.8
Deferred income taxes	26.2	27.3
Other current assets	19.9	17.4
Current assets - discontinued EPC operations	293.9	272.3

Total Current Assets	987.0	896.0
Property, plant and equipment	541.3	524.9
Less accumulated depreciation	278.5	266.5

Net property, plant and equipment	262.8	258.4
Goodwill	325.3	323.8
Other intangibles	105.5	106.6
Deferred income taxes	91.3	89.7
Other assets	37.2	36.8
Long-term assets - discontinued EPC operations	396.2	399.3

Total Assets	$2,205.3	$2,110.6

Liabilities
Current Liabilities
Trade payables	$279.3	$263.0
Accrued payroll and benefits	28.6	37.2
Accrued liabilities	69.0	59.0
Product warranties	37.8	36.4
Long-term debt due within one year	18.6	18.6
Current liabilities - discontinued EPC operations	122.1	122.6

Total Current Liabilities	555.4	536.8
Long-term debt	321.2	242.4
Pension liabilities	179.4	222.9
Other liabilities	147.3	148.6
Long-term liabilities - discontinued EPC operations	80.1	78.5

Total Liabilities	1,283.4	1,229.2
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 7,479,428 and 7,481,748	37.4	37.4
Common Stock, $1 par value: authorized 60,000,000 shares; issued 40,197,482 and 40,195,162	40.2	40.2
Capital in excess of par value	648.0	655.7
Retained earnings	486.6	452.1
Accumulated other comprehensive loss	(229.4)	(229.4)
Treasury stock at cost	(60.9)	(74.6)

Total Stockholders’ Equity	921.9	881.4

Total Liabilities and Stockholders’ Equity	$2,205.3	$2,110.6

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2011 and 2010 (dollars in millions)

(unaudited)

	Three Months Ended March 31
	2011	2010
Operating Activities

Net earnings	$41.0	$30.8
Less earnings from discontinued operations	(16.8)	(9.5)
Adjustments to reconcile earnings from continuing operations to cash used in operating activities:
Depreciation and amortization	10.8	10.1
Loss on sale of assets	0.2	-
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	(45.8)	(42.8)
Noncurrent assets and liabilities	(41.7)	5.5

Cash Used in Operating Activities - continuing operations	(52.3)	(5.9)

Cash Provided by (Used in) Operating Activities - discontinued operations	0.1	(8.5)

Cash Used in Operating Activities	(52.2)	(14.4)

Investing Activities
Capital expenditures	(12.4)	(7.7)

Cash Used in Investing Activities - continuing operations	(12.4)	(7.7)
Cash Used in Investing Activities - discontinued operations	(3.1)	(2.6)

Cash Used in Investing Activities	(15.5)	(10.3)

Financing Activities
Short-term debt incurred - net	-	31.5
Long-term debt incurred	77.2	-
Common stock repurchase	(5.7)	-
Net proceeds from stock option activity	7.9	2.6
Dividends paid	(6.4)	(5.9)

Cash Provided by Financing Activities - continuing operations	73.0	28.2
Cash Provided by Financing Activities - discontinued operations	-	-

Cash Provided by Financing Activities	73.0	28.2

Net increase in cash and cash equivalents	5.3	3.5
Cash and cash equivalents - beginning of period	118.9	76.3

Cash and Cash Equivalents - End of Period	$124.2	$79.8

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K filed with the SEC on February 24, 2011.

Except where otherwise indicated, amounts reflected in the financial statements or the notes thereto relate to the company’s continuing operations.

Certain other prior year amounts have been reclassified to conform to the 2011 presentation.

2.	Discontinued Operations

On December 12, 2010, the company entered into a definitive agreement to sell its Electrical Products segment (EPC) to Regal Beloit Corporation for $700 million in cash and approximately 2.83 million shares of Regal Beloit Corporation common stock. The Regal Beloit stock was worth approximately $208.9 million and $189.0 million at March 31, 2011 and December 31, 2010, respectively. The sale is expected to occur mid-year 2011, subject to regulatory approvals and customary closing conditions.

The results of EPC have been reported separately as discontinued operations. Prior year quarterly condensed consolidated financial statements of the company have been restated to present EPC as discontinued.

2.	Discontinued Operations (continued)

The components of the net assets of EPC discontinued operations included in the consolidated balance sheets are:

	(dollars in millions)
	(unaudited) March 31, 2011	December 31, 2010
Assets
Current Assets
Trade receivables	$136.8	$110.8
Inventory	132.2	135.9
Deferred taxes	3.1	2.2
Derivative contracts asset	15.2	17.4
Other current assets	6.6	6.0

Total Current Assets	293.9	272.3

Net property, plant and equipment	144.9	148.1
Goodwill	248.5	248.4
Other intangibles	2.8	2.8

Total Assets	$690.1	$671.6

Liabilities

Current Liabilities
Trade payables	$92.0	$89.5
Accrued payroll and benefits	11.0	15.2
Accrued liabilities	14.2	11.1
Product warranties	3.9	4.3
Income taxes	1.0	2.5

Total Current Liabilities	122.1	122.6

Deferred taxes	78.7	77.2
Other liabilities	1.4	1.3

Total Liabilities	202.2	201.1

Total Net Assets	$487.9	$470.5

The condensed statement of earnings of the EPC discontinued operations is:

Three months ended March 31 (dollars in millions) (unaudited)

	2011	2010
Net sales	$200.4	$156.7
Cost of products sold	155.2	120.4

Gross profit	45.2	36.3
Selling, general and administrative expenses	22.0	20.4
Restructuring and other	-	0.9
Interest expense	0.8	1.0
Other (income) expense - net	(0.1)	0.8

	22.5	13.2
Provision for income taxes	5.7	3.7

Net earnings	$16.8	$9.5

2.	Discontinued Operations (continued)

Consolidated interest expense not directly attributable to other operations was allocated to discontinued operations based on the ratio of EPC net assets to be sold to the sum of consolidated net assets plus consolidated debt not directly attributable to other operations.

The cash flow provided by EPC discontinued operations is as follows:

Three months ended March 31 (dollars in millions)

	2011	2010
Operating Activities
Earnings	$16.8	$9.5
Adjustments to reconcile earnings to net cash provided by discontinued operating activities:
Depreciation and amortization	6.5	6.7
Loss on sale of assets	-	0.2
Net changes in operating assets and liabilities
Current assets and liabilities	(23.5)	(26.7)
Noncurrent assets and liabilities	1.4	1.8
Other	(1.1)	-

Cash Provided by (Used in) Discontinued Operating Activities	0.1	(8.5)
Investing Activities
Capital expenditures	(3.1)	(2.6)

Cash Used in Discontinued Investing Activities	(3.1)	(2.6)

Cash Flow Used in Discontinued Operations	$(3.0)	$(11.1)

3.	Inventories (dollars in millions)

	March 31, 2011	December 31, 2010
Finished products	$85.3	$72.7
Work in process	12.9	14.4
Raw materials	85.6	82.7

	183.8	169.8
LIFO reserve	(23.0)	(23.0)

	$160.8	$146.8

4.	Restricted Marketable Securities

The company acquired GSW Inc. (GSW) on April 3, 2006. GSW operated a captive insurance company (Captive) to provide product liability and general liability insurance to its subsidiary American Water Heater Company (American). The company decided to cover American’s prospective liability exposures with its existing insurance programs and all product liability claims for events which occurred prior to July 1, 2006 will be financed by the Captive. The reinsurance company restricts the amount of capital which must be maintained by the Captive and this restricted amount was $11.8 million at March 31, 2011. The $11.8 million is invested in short-term securities and is included in other non-current assets on the company’s balance sheet on March 31, 2011. The cost of the money market instruments approximate fair value.

5.	Long-Term Debt

The company has a $425 million multi-currency revolving credit agreement with nine banks. The facility expires on November 13, 2013 and has an accordion provision which allows it to be increased up to $525 million if certain conditions (including lender approval) are satisfied. Interest rates on borrowings under the facility are determined in part based upon the company’s leverage ratio.

Borrowings under bank credit lines and commercial paper borrowings are supported by the $425 million revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt at March 31, 2011.

6.	Product Warranties (dollars in millions)

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. The following table presents the company’s warranty liability activity for the three months ended March 31, 2011 and 2010, respectively.

	2011	2010
Balance at January 1	$112.1	$108.6
Expense	18.2	19.5
Claims settled	(14.0)	(17.2)

Balance at March 31	$116.3	$110.9

The company has recorded a receivable of approximately $14.6 million at March 31, 2011 relating to certain costs it expects to recover from a vendor under an arrangement which existed prior to entering into litigation with the vendor in Tennessee State Court. The company believes collection of the receivable and any future amounts to be recovered related to this litigation is probable.

7.	Comprehensive Earnings (dollars in millions)

The company’s comprehensive earnings are comprised of net earnings, foreign currency translation adjustments, and realized and unrealized gains and losses on cash flow derivative instruments.

	Three Months Ended March 31
	2011	2010
Net Earnings	41.0	30.8
Other comprehensive earnings (loss):
Foreign currency translation adjustments	3.2	0.9
Unrealized net gain on cash flow derivative instruments less related income tax (benefit) provision of: $(2.1) in 2011 and $1.1 in 2010	(3.2)	1.6
Comprehensive loss attributable to noncontrolling interest	—	0.1

Comprehensive Earnings	$41.0	$33.4

8.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended March 31
	2011	2010
Denominator for basic earnings per share - weighted average shares	46,000,013	45,590,614
Effect of dilutive stock options	540,458	380,167

Denominator for diluted earnings per share	46,540,471	45,970,781

On October 11, 2010, the company’s board of directors declared a three-for-two stock split of the company’s Class A Common Stock and Common Stock in the form of a fifty percent stock dividend to stock holders of record on October 29, 2010 and payable on November 15, 2010. Shares held in treasury by the company were not impacted by the split. All references in the financial statements to number of shares outstanding, price per share, per share amounts and stock based compensation data have been retroactively recast to reflect the split for all periods presented.

9.	Stock Based Compensation

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by shareholders in 2002. At the company’s annual meeting of stockholders on April 14, 2009, an amendment to the plan was approved to increase the authorized shares of Common Stock under the plan by 1,875,000. The number of shares available for granting of options, restricted stock or share units at March 31, 2011 was 1,926,654. Upon stock option exercise, restricted stock grant, or share unit vesting, shares are issued from treasury stock.

Total stock based compensation cost recognized in the three month periods ended March 31, 2011 and 2010 was $2.4 million and $1.7 million, respectively.

Stock Options

The stock options granted in the three month periods ended March 31, 2011 and 2010, have three year pro-rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2011 and 2010 expire ten years after date of grant. Options are expensed ratably over the three year vesting period. Stock based compensation cost attributable to stock options in the three month periods ended March 31, 2011 and 2010 was $1.2 million and $0.6 million, respectively. Included in the stock option expense for the three month periods ended March 31, 2011 and 2010 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

9. Stock Based Compensation (continued)

Changes in option shares, all of which are Common Stock, were as follows for the three months ended March 31, 2011:

	Weighted-Avg. Per Share Exercise Price	Three Months Ended March 31, 2011	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)

Outstanding at January 1, 2011	$22.17	1,623,101

Granted	43.12	166,200

Exercised	20.47	(283,001)

Outstanding at March 31, 2011	24.80	1,506,300	8 years	$29.4

Exercisable at March 31, 2011	$22.29	1,000,817	7 years	$22.1

The weighted-average fair value per option at the date of grant during the three months ended March 31, 2011 and 2010 using the Black-Scholes option-pricing model was $16.50 and $10.19, respectively. Assumptions were as follows:

	Three Months Ended March 31,
	2011	2010
Expected life (years)	6.4	6.4
Risk-free interest rate	3.6%	3.6%
Dividend yield	1.3%	1.9%
Expected volatility	38.4%	38.7%

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

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 75,625 and 101,873 share units under the plan in the three month periods ended March 31, 2011 and 2010, respectively. The share units were valued at $2.7 million and $2.9 million at the date of issuance in 2011 and 2010, respectively, based on the company’s stock price at the date of grant and will be recognized as compensation expense ratably over the three-year vesting period. Share based compensation expense attributable to share units of $1.2 million and $1.1 million was recognized in the three month periods ended March 31, 2011 and 2010, respectively. Share based compensation expense recognized in the three month periods ended March 31, 2011 and 2010 included expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period.

9. Stock Based Compensation (continued)

A summary of share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2011	473,438	$22.43

Granted	75,625	43.12

Vested	(193,967)	22.59

Terminated/cancelled	(20,043)	20.95

Issued and unvested at March 31, 2011	335,053	$27.09

10.	Pensions (dollars in millions)

The following table presents the components of the company’s net pension expense.

	Three Months Ended March 31
	2011	2010
Service cost	$2.4	$2.4
Interest cost	11.2	11.7
Expected return on plan assets	(17.5)	(15.2)
Amortization of unrecognized loss	5.7	4.4
Amortization of prior service cost	(0.2)	-

Defined benefit plan expense	$1.6	$3.2

The company made contributions totaling $30.6 million in 2010 and is required to make a minimal contribution in 2011. The company made contributions totaling $45 million in the three months ended March 31, 2011 and anticipates making an additional $130 million contribution in 2011. Included in the table above is $0.5 million and $0.4 million of defined benefit plan expense associated with the company’s discontinued operations for the three months ended March 31, 2011 and 2010, respectively.

11.	Operations by Segment (dollars in millions)

	Three Months Ended March 31
	2011	2010
Net sales
Water Products	$417.4	$366.7
Operating earnings
Water Products(1)	$48.9	$43.9
Corporate expenses	(13.4)	(13.2)
Interest expense	(1.8)	(1.7)

Earnings before income taxes	33.7	29.0
Provision for income taxes	9.5	7.7

Earnings from continuing operations	$24.2	$21.3

(1) Includes equity loss in joint venture of	$-	$(0.1)

12. Fair Value Measurements

The company adopted ASC 820 Fair Value Measurements and Disclosures (formerly SFAS 157) on January 1, 2008. ASC 820, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Continuing assets and liabilities measured at fair value are based on the market approach which are prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets (liabilities) measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	March 31, 2011	December 31, 2010
Quoted Prices in Active Markets for Identical Assets (Level 1)	$(0.2)	$0.6
Significant Other Observable Inputs (Level 2)	(1.2)	0.8

Total Net Derivative Contracts	$(1.4)	$1.4

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

The company designates that all of its hedging instruments, except for its equity collar contract relating to Regal Beloit stock, are cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (OCI), net of tax, and is reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The amount by which the cumulative change in the value of the hedge more than offsets the cumulative change in the value of the hedged item (i.e., the ineffective portion) is recorded in earnings, net of tax, in the period the ineffectiveness occurs.

13. Derivative Instruments (continued)

The company utilizes certain derivative instruments to enhance its ability to manage currency and interest rate exposures as well as raw materials price risk and equity investment volatility. Derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes. The contracts are executed with major financial institutions with no credit loss anticipated for failure of the counterparties to perform.

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

The after-tax gain of the effective portion of the contracts of $3.5 million as of March 31, 2011 was recorded in accumulated other comprehensive loss, and will be reclassified into cost of products sold or earnings from discontinued operations in the period in which the underlying transaction is recorded in earnings. The effective portion of the contracts will be reclassified within one year. Contracts related to the company’s discontinued operations that expire after the expected closing date no longer qualify for hedge accounting; therefore, the change in valuation during the three months ended March 31, 2011 of $(0.6) million was recorded in earnings from discontinued operations. Commodity hedges outstanding at March 31, 2011 are a total of approximately 10.3 million pounds of copper and aluminum.

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

The majority of the amounts in accumulated other comprehensive loss for cash flow hedges is expected to be reclassified into earnings within one year and all of the hedges will be

13. Derivative Instruments (continued)

reclassified into earnings no later than December 28, 2012. Contracts related to the company’s discontinued operations that expire after the expected closing date no longer qualify for hedge accounting; therefore, the change in valuation during the three months ended March 31, 2011 of $2.3 million was recorded in earnings from discontinued operations.

The following table summarizes, by currency, the contractual amounts of the company’s foreign currency forward contracts for continuing operations.

March 31(dollars in millions)	2011		2010
	Buy	Sell	Buy	Sell
Euro	$2.8	$1.7	$4.4	$1.1
Canadian dollar	-	41.9	-	20.2
Mexican peso	8.8	-	11.7	-

Total	$11.6	$43.6	$16.1	$21.3

Interest Rate Swap Agreement

The company is exposed to interest rate risk as a result of its floating rate borrowings under its revolving credit facility. The company has used interest rate swaps to manage this risk. The company’s one interest rate swap in the amount of $25 million expired in November 2010.

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

Equity Collar Contract

As discussed in Note 2, as a part of the definitive agreement to sell its Electrical Products segment to Regal Beloit Corporation, the company will receive approximately 2.83 million shares of Regal Beloit stock at closing. The value of the shares has appreciated since the date of the definitive agreement. During the first quarter, the company purchased an equity collar contract for fifty percent of the expected shares to protect a portion of that appreciation. The put strike price of the equity collar is $63.29 and the call strike price of the collar is $77.32. The collar does not qualify for hedge accounting and therefore is adjusted to fair value through earnings from continuing operations. The company is required to make cash or stock deposits on unrealized losses on the equity collar that exceed $25.0 million. The collar expires in March 2012.

13. Derivative Instruments (continued)

The impact of derivative contracts on the company’s financial statements is as follows (dollars in millions):

Fair value of derivatives designated as hedging instruments under ASC 815 in continuing operations:

		Fair Value
(dollars in millions)	Balance Sheet Location	March 31, 2011	December 31, 2010

Commodities contracts	Other current assets	$0.4	$0.8
Foreign currency contracts	Derivative contracts liability	(1.6)	(0.5)
	Other current assets	1.4	1.1

Total derivatives designated as hedging instruments		$0.2	$1.4

Fair value of derivative not designated as a hedging instrument under ASC 815 in continuing operations:

		Fair Value
(dollars in millions)	Balance Sheet Location	March 31, 2011	December 31, 2010

Equity collar contract	Other current liabilities	(1.6)	-

Total derivatives not designated as hedging instruments		$(1.6)	$-

The effect of derivatives designated as hedging instruments under ASC 815 on the Statement of Earnings for continuing and discontinued operations:

Year to date March 31:

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)		Location of gain/(loss) recognized in earnings on derivative (ineffective portion)	Amount of gain/(loss) recognized in earnings on a derivative (ineffective portion)
	2011	2010		2011	2010		2011	2010
Commodities contracts	$(0.1)	$2.0	Cost of products sold	$0.3	$0.3	Cost of products sold	$-	$-
			Discontinued operations	3.5	3.3	Discontinued operations	-	-
Foreign currency contracts	0.5	5.6	Cost of products sold	-	0.1	N/A	-	-
			Discontinued operations	1.9	1.5	Discontinued operations	-	-
Interest rate swap contract	-	-	Interest expense	-	(0.3)	N/A	-	-

	$0.4	$7.6		$5.7	$4.9		$-	$-

Derivatives not designated as a hedging instrument under ASC 815	Location of loss recognized in earnings from continuing operations on derivative	Amount of loss recognized in earnings from continuing operations on derivative
		2011	2010
Equity collar contract	Other expense - net	$(1.6)	$-

14. Income Taxes

The effective tax rate for the three months ended March 31, 2011 was 28.2 percent versus 26.5 percent for the first three months of 2010. The company estimates that the tax rate for all of 2011 will be consistent with the first quarter of 2011. The full year effective tax rate in 2010 of 23.3 percent benefited from lower domestic earnings in 2010 as a result of flood related expense.

As of March 31, 2011 and December 31, 2010, the company had $2.7 million of unrecognized tax benefits of which $2.2 million would affect its effective tax rate if recognized. The company recognizes potential interest and penalties related to unrecognized tax benefits as a component of tax expense.

The company’s U.S. federal tax returns for 2007-2010 are subject to audit. The company is subject to state and local audits for tax years 2004-2010. The company is also subject to non-U.S. income tax examinations for years 2004-2010.

15. Subsequent Events

On May 5, 2011, the company entered into an agreement with a supplier settling a legal action that the company commenced on June 30, 2009, in Tennessee State Court, seeking recovery for costs and damages due to an issue with a component part supplied by the vendor. Under the terms of the settlement agreement, the vendor and the vendor’s supplier will pay to the company in the aggregate $35.5 million in cash for past costs previously expensed by the company, to satisfy in full a receivable recorded by the company, and for future costs associated with the inclusion of the affected components on company products. In the second quarter of 2011, the company expects to report a pretax benefit of approximately $11 million, for reimbursement of related costs expensed in previous accounting periods. See Note 6 for more information regarding the receivable and related matters. The agreement requires the vendor and its supplier to make the settlement payment in the second quarter of 2011. While the amount of any resulting expenses is not reasonably estimable at this time, the company is also evaluating a separate component quality issue that may, in the second quarter, involve expenses that offset in whole or in part the amount of the estimated pretax benefit on the settlement.

PART I - FINANCIAL INFORMATION

ITEM 2 -         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

A. O. Smith Corporation is a leading manufacturer of water heating equipment and electric motors, serving a diverse mix of residential, commercial and industrial end markets principally in North America and China. Our company has been comprised of two reporting segments: Water Products and Electrical Products. On December 12, 2010, we entered into a definitive agreement to sell our Electrical Products Company to Regal Beloit Corporation for $700 million in cash and approximately 2.83 million shares of Regal Beloit common stock. The transaction is expected to close mid-year, subject to regulatory approvals and customary closing conditions. Due to the pending sale, our Electrical Products segment has been reflected as discontinued operations in the accompanying financial statements for all periods presented. Our Water Products business manufactures and markets a comprehensive line of residential gas and electric water heaters, standard and specialty commercial water heating equipment, high efficiency copper tube boilers, water treatment products and water system tanks. In 2010, sales for our Water Products segment were $1,489.3 million and discontinued operations sales for our Electrical Products segment were $701.8 million.

Our Water Products water heater operations in China grew significantly in the first quarter of 2011. We expect water heater sales in China to continue to grow at a rate of two to three times the growth in China GDP (gross domestic product) as geographic expansion, new store openings and new product introductions contribute to our growth. The North American residential and commercial markets for our Water Products segment have been impacted for the last several quarters by the relatively low number of housing starts and lack of commercial construction activity, although we expect a significant portion of our sales will continue to be for replacement. We expect the North American residential and commercial water heater industry’s growth in sales to be essentially flat for the total year.

We plan to take advantage of our strong balance sheet and the proceeds from the sale of Electrical Products Company to focus on a number of strategic initiatives. We will look to grow our core residential and commercial water heating and water treatment businesses in fast-growing geographic markets. We will continue to pursue acquisitions in China and India to leverage our brand and distribution capabilities as well as in markets such as Africa, Southeast Asia and South America. We will also explore the suitability of using our existing manufacturing platforms in China and India to export to smaller, yet fast growing, markets in Africa, the Middle East and Southeast Asia. We also intend to expand our core product line by looking at acquisitions, joint ventures or other business relationships that will allow us to expand our product offerings of boilers, heat pumps and other high efficiency products. Finally, we will pursue opportunities in new and unique technologies as well as water-themed adjacencies that will be attractive to our customers and channel partners and will leverage our core competencies to create shareholder value.

RESULTS OF OPERATIONS

FIRST THREE MONTHS OF 2011 COMPARED TO 2010

Our sales from continuing operations for the first quarter of 2011 were $417.4 million or 13.8 percent higher than sales of $366.7 million in the first quarter of 2010. The sales increase was due mostly to higher water heater sales in China resulting from continued geographic expansion, an increased number of retail and specialty stores and new product introductions. We estimate that approximately half of the China sales growth was due to customer demand in advance of an announced April 1, 2011 price increase. Additionally, sales for our North American Takagi tankless water heater business acquired in July 2010 also contributed to the increase. Also, domestic sales increased during the quarter due to customer demand in advance of an announced April 1, 2011 price increase primarily related to higher steel costs.

Our first quarter gross profit margin for continuing operations increased from 29.5 percent in 2010 to 30.4 percent in 2011. The higher margins in 2011 were due to increased volume especially for the higher margin product sold in China. We estimate that the full year gross profit margin will be approximately 30 percent.

Selling, general and administrative (SG&A) expense for the first quarter of 2011 was $89.3 million or $12.3 million higher than the first quarter of 2010. The increased SG&A, the majority of which was incurred in our China water heater operation, was associated with selling costs to support higher volume and new product lines. Additionally, SG&A associated with the Takagi tankless water heater business also contributed to the increase.

Interest expense, net of the amount allocated to discontinued operations, was $1.8 million in the first quarter of 2011, about equal to $1.7 million in last year’s first quarter.

Our effective tax rate for the first quarter of 2011 was 28.2 percent compared to 26.5 percent in the same period last year. We estimate that our rate for all of 2011 will be consistent with the first quarter of 2011. The full year effective rate in 2010 of 23.3 percent benefited from lower domestic earnings in 2011 as a result of flood related expense.

We have significant pension costs and credits that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. We consider current market conditions including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 8.75 percent in 2011, unchanged from 2010. The discount rate used to determine net periodic pension costs decreased from 5.80 percent in 2010 to 5.35 percent in 2011. Pension expense for continuing operations in the first quarter of 2011 was $1.1 million or $1.7 million lower than the first quarter of 2010. Our pension costs are reflected in cost of products sold and SG&A expense.

Water Products

Sales activity for our Water Products segment was discussed in the first paragraph of the Results of Operations.

Operating earnings for Water Products in the first quarter of 2011 increased to $48.9 million from $43.9 million in the first quarter of 2010 due primarily to higher sales volume.

Discontinued Operations

On December 12, 2010, we entered into a definitive agreement to sell our Electrical Products Company to Regal Beloit Corporation (RBC) for $700 million and approximately 2.83 million RBC common shares. On February 4, 2011, the companies received a request for additional information and documentary material from the U.S. Department of Justice regarding the sale. Subject to regulatory approvals and customary closing conditions, the two companies expect a mid-year closing. Due to the pending sale, our Electrical Products segment has been reflected as discontinued operations in the accompanying financial statements for all periods presented.

The RBC shares have appreciated since the definitive agreement was signed. During the first quarter, we purchased an equity collar contract for fifty percent of the expected shares to protect a portion of the appreciation. The put strike price of the equity collar is $63.29 and the call strike price of the collar is $77.32. At the end of the quarter, the contract was marked to market under accounting rules, resulting in a $1.6 million charge which is included in other expense for continuing operations. The mark to market accounting will continue until the contract expires in March 2012.

First quarter sales for our Electrical Products segment were $200.4 million or $43.7 million higher than sales of $156.7 million in the same period last year. After-tax earnings for Electrical Products were $16.8 million or $0.36 per diluted share compared with $9.5 million or $0.21 per share in the first quarter of 2010. The increase in earnings was driven by higher sales.

Outlook

We believe we will continue to benefit from market growth and consumer demand in China. In North America, we believe our new high-efficiency water heating products introduced last year will continue to benefit sales. While the U. S. economy is recovering, we are mindful of the twin ‘headwinds’ of the weak new housing market and rising commodity prices. We responded to the rise in steel costs with a global price increase effective in April. On April 19, 2011, we reaffirmed our forecast of earnings from continuing operations of between $1.90 and $2.10 per share for this year, excluding the potential impact from any future acquisitions and the impact of the mark to market accounting of the equity collar contract.

Liquidity & Capital Resources

Our working capital for continuing operations was $259.8 million at March 31, 2011, $50.3 million greater than at December 31, 2010. The higher working capital was primarily due to higher accounts receivable levels related to higher volumes.

Cash used by operating activities for continuing operations during the first three months of 2011 was $52.3 million compared with $5.9 million used during the same period last year. A pension contribution in the amount of $45 million made in the first quarter and higher working capital balances to support our sales growth were the primary reasons for the larger use of cash in 2011 as compared with 2010. For the total year 2011, we expect our total contribution to the pension plan to be $175 million and cash provided by operating activities to be approximately $10 to $20 million.

Our capital expenditures for continuing operations totaled $12.4 million during the first three months of 2011, compared with $7.7 million spent one year ago. We are projecting 2011 capital expenditures to be between $60 and $70 million, including approximately $20 million to support capacity expansion in China. We expect full year depreciation and amortization to be approximately $45 million.

In November 2010, we completed a $425 million multi-currency credit facility with nine banks which expires in November 2013. The facility has an accordion provision which allows it to be increased up to $525 million if certain conditions (including lender approval) are satisfied. Interest rates on borrowings under the facility are in part based upon our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants during the entire quarter ending March 31, 2011.

The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt. At March 31, 2011, we had available borrowing capacity of $205.3 million under this facility. We believe the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt increased $78.8 million from $261.0 million at December 31, 2010 to $339.8 million at March 31, 2011. Our leverage, as measured by the ratio of total debt to total capitalization, was 27 percent at the end of the quarter, compared with 23 percent at the end of last year. We expect to use a portion of the net proceeds from the expected sale of our Electrical Products business to pay down existing floating rate debt, which was approximately $220 million as of March 31, 2011. The sale is expected to close mid-year, subject to regulatory approvals and customary closing conditions.

Our pension plan continues to meet all funding requirements under ERISA regulations. We contributed $45 million to the plan in the first quarter of 2011, and we expect to contribute an additional $130 million to the plan later this year.

GSW, Inc. operated a captive insurance company to provide product liability and general liability insurance to its subsidiary, American Water Heater Company. We decided to cover American’s liability exposures with our existing insurance programs and operate the captive in runoff effective July 1, 2006. The reinsurance company restricts the amount of capital which must be maintained by the captive. At March 31, 2011, the restricted amount was $11.8 million and is included in other non-current assets. The restricted assets are invested in money market securities.

In December 2010, our board of directors ratified its authorization of a stock repurchase program in the amount of 1.5 million shares of our common stock. During the first quarter, we repurchased 136,200 shares at an average price of $42.19 per share and a total cost of $5.7 million.

On April 12, 2011, our board of directors declared a regular cash dividend of $.14 per share on our common stock and Class A common stock. The dividend is payable on May 16, 2011 to shareholders of record on April 29, 2011.

Critical Accounting Policies

The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2010. We believe that at March 31, 2011 there has been no material change to this information.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2010, we are exposed to various types of market risks, including currency and certain commodity risks. Our quantitative and qualitative disclosures about market risk have not materially changed since that report was filed. We monitor our currency and commodity risks on a continuous basis and generally enter into forward and futures contracts to minimize these exposures. The majority of the contracts are for periods of less than one year. Our company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: the failure to receive, on a timely basis or otherwise, the required approvals from the government or regulatory agencies (including the terms of such approvals) pertaining to the sale of Electrical Products Company; the risk that a condition to closing of the sale may not be satisfied; the ability to execute our acquisition strategy; significant volatility in raw material prices; competitive pressures on the company’s businesses; inability to implement pricing actions; negative impact of future pension contributions on the company’s ability to generate cash flow; instability in the company’s water products markets; further weakening in housing construction; further weakening in commercial construction; timing of any recoveries in housing or commercial construction; a slowdown in the Chinese economy; adverse general economic conditions and capital market deterioration; and the impact of accounting for acquisitions on the company’s financial statements. Forward-looking statements included in this filing are made only as of the date of this filing, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Except as discussed herein in Part 1, Note 15 “Subsequent Events” there have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 16 of the Notes to Consolidated Financial Statements in the company’s Form 10 - K Report for the year ended December  31, 2010, which is incorporated herein by reference.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 14, 2007, the company’s board of directors approved a new stock repurchase program authorizing the purchase of up to 1,500,000 shares of the company’s common stock, and in December 2010, our board of directors ratified that authorization. This stock repurchase authorization remains effective until terminated by the company’s board of directors. The following table sets forth the number of shares of common stock the company repurchased during the first quarter of 2011.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1 – January 31, 2011	-	-	-	1,500,000
February 1 – February 28, 2011	136,200	42.19	136,200	1,363,800
March 1 – March 31, 2011	-	-	-	1,363,800

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Refer to the Exhibit Index on page 25 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

May 10, 2011	/s/ John J. Kita
John J. Kita
Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Form of A. O. Smith Corporation Special Retention Award Agreement

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 are furnished herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2011, and December 31, 2010 (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010 (iv) the Notes to Condensed Consolidated Financial Statements