Form 10-Q
period 2011-06-30
SMITH A O CORP
filed 2011-08-08
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

Class A Common Stock Outstanding as of July 31, 2011 — 7,222,536 shares

Common Stock Outstanding as of July 31, 2011 — 38,986,929 shares

Index

A. O. Smith Corporation

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Three and Six Months ended June 30, 2011 and 2010

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Continuing Operations
Net sales	$405.3	$375.0	$822.7	$741.7
Cost of products sold	293.4	260.8	583.8	519.2

Gross profit	111.9	114.2	238.9	222.5
Selling, general and administrative expenses	85.1	83.8	174.4	160.8
Flood related expense	-	34.2	-	34.2
Restructuring, impairment and settlement income, net	(11.2)	-	(11.2)	-
Interest expense	2.1	1.6	3.9	3.3
Other (income) expense - net	(5.1)	1.2	(2.9)	1.7

	41.0	(6.6)	74.7	22.5
Provision (benefit) for income taxes	12.4	(5.7)	21.9	2.0

Earnings before equity loss in joint venture	28.6	(0.9)	52.8	20.5
Equity loss in joint venture	-	-	-	(0.1)

Earnings (loss) from continuing operations	28.6	(0.9)	52.8	20.4
Discontinued Operations
Earnings from discontinued EPC operations, less provision for income taxes of $8.8 and $14.5 in 2011 and $7.5 and $11.2 in 2010	21.7	17.5	38.5	27.0

Net earnings	50.3	16.6	91.3	47.4
Net loss attributable to noncontrolling interest	-	-	-	0.1

Net earnings attributable to A. O. Smith Corporation	$50.3	$16.6	$91.3	$47.5

Net Earnings (Loss) Per Share of Common Stock
Continuing Operations	$0.62	$(0.02)	$1.15	$0.45
Discontinued Operations	0.47	0.38	0.83	0.59

Net Earnings attributable to A. O. Smith Corporation	$1.09	$0.36	$1.98	$1.04

Diluted Net Earnings (Loss) Per Share of Common Stock
Continuing Operations	$0.62	$(0.02)	$1.13	$0.44
Discontinued Operations	0.46	0.38	0.83	0.59

Net Earnings attributable to A. O. Smith Corporation	$1.08	$0.36	$1.96	$1.03

Dividends per Share of Common Stock	$0.14	$0.13	$0.28	$0.26

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2011 and December 31, 2010

(dollars in millions)

	(unaudited) June 30, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$108.2	$118.9
Receivables	327.7	313.3
Inventories	161.6	146.8
Deferred income taxes	68.7	27.3
Other current assets	23.8	17.4
Current assets - discontinued EPC operations	301.2	272.3

Total Current Assets	991.2	896.0
Property, plant and equipment	553.2	524.9
Less accumulated depreciation	286.9	266.5

Net property, plant and equipment	266.3	258.4
Goodwill	325.7	323.8
Other intangibles	104.0	106.6
Deferred income taxes	25.4	89.7
Other assets	37.1	36.8
Long-term assets - discontinued EPC operations	393.4	399.3

Total Assets	$2,143.1	$2,110.6

Liabilities
Current Liabilities
Trade payables	$258.3	$263.0
Accrued payroll and benefits	32.1	37.2
Accrued liabilities	55.6	59.0
Product warranties	42.3	36.4
Long-term debt due within one year	18.6	18.6
Current liabilities - discontinued EPC operations	129.0	122.6

Total Current Liabilities	535.9	536.8
Long-term debt	356.9	242.4
Pension liabilities	50.9	222.9
Other liabilities	152.2	148.6
Long-term liabilities - discontinued EPC operations	77.4	78.5

Total Liabilities	1,173.3	1,229.2
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 7,255,185 and 7,481,748	36.3	37.4
Common Stock, $1 par value: authorized 60,000,000 shares; issued 40,421,725 and 40,195,162	40.4	40.2
Capital in excess of par value	650.9	655.7
Retained earnings	530.4	452.1
Accumulated other comprehensive loss	(228.8)	(229.4)
Treasury stock at cost	(59.4)	(74.6)

Total Stockholders’ Equity	969.8	881.4

Total Liabilities and Stockholders’ Equity	$2,143.1	$2,110.6

See accompanying notes to unaudited condensed consolidated financial statements

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Six Months ended June 30, 2011 and 2010

(dollars in millions)

(unaudited)

	Six Months Ended June 30
	2011	2010
Operating Activities

Net earnings	$91.3	$47.4
Less earnings from discontinued operations	(38.5)	(27.0)
Adjustments to reconcile earnings from continuing operations to cash used in operating activities:
Depreciation and amortization	21.8	19.3
Loss on sale of assets	0.3	14.3
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	(85.2)	2.0
Noncurrent assets and liabilities	(94.5)	(13.9)

Cash (Used in) Provided by Operating Activities - continuing operations	(104.8)	42.1

Cash Provided by Operating Activities - discontinued operations	17.6	8.6

Cash (Used in) Provided by Operating Activities	(87.2)	50.7

Investing Activities
Capital expenditures	(24.3)	(16.1)
Proceeds from sale of marketable securities	-	4.6

Cash Used in Investing Activities - continuing operations	(24.3)	(11.5)
Cash Used in Investing Activities - discontinued operations	(1.7)	(5.8)

Cash Used in Investing Activities	(26.0)	(17.3)

Financing Activities
Short-term debt incurred - net	-	(7.9)
Long-term debt incurred	128.4	-
Long-term debt repaid	(15.8)	-
Common stock repurchase	(5.7)	-
Net proceeds from stock option activity	8.5	4.1
Dividends paid	(12.9)	(11.9)

Cash Provided by (Used in) Financing Activities - continuing operations	102.5	(15.7)
Cash Provided by Financing Activities - discontinued operations	-	-

Cash Provided by (Used in) Financing Activities	102.5	(15.7)

Net (decrease) increase in cash and cash equivalents	(10.7)	17.7
Cash and cash equivalents - beginning of period	118.9	76.3

Cash and Cash Equivalents - End of Period	$108.2	$94.0

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K filed with the SEC on February 24, 2011.

Except where otherwise indicated, amounts reflected in the financial statements or the notes thereto relate to the company’s continuing operations.

Certain other prior year amounts have been reclassified to conform to the 2011 presentation.

2.	Discontinued Operations

On December 12, 2010, the company entered into a definitive agreement to sell its Electrical Products segment (EPC) to Regal Beloit Corporation (RBC) for $700 million in cash and approximately 2.83 million shares of RBC common stock. The RBC stock was worth approximately $189.0 million at both June 30, 2011 and December 31, 2010. The sale is expected to close in the third quarter of 2011, subject to regulatory approvals and customary closing conditions.

The results of EPC have been reported separately as discontinued operations. Prior year quarterly condensed consolidated financial statements of the company have been restated to present EPC as discontinued.

2.	Discontinued Operations (continued)

The components of the net assets of EPC discontinued operations included in the consolidated balance sheets are:

	(dollars in millions)
	(unaudited) June 30, 2011	December 31, 2010
Assets
Current Assets
Trade receivables	$145.5	$110.8
Inventory	132.1	135.9
Deferred taxes	0.6	2.2
Derivative contracts asset	4.3	17.4
Other current assets	18.7	6.0

Total Current Assets	301.2	272.3

Net property, plant and equipment	142.4	148.1
Goodwill	248.7	248.4
Other intangibles	2.3	2.8

Total Assets	$694.6	$671.6

Liabilities

Current Liabilities
Trade payables	$99.7	$89.5
Accrued payroll and benefits	11.8	15.2
Accrued liabilities	11.1	11.1
Product warranties	3.9	4.3
Income taxes	2.5	2.5

Total Current Liabilities	129.0	122.6

Deferred taxes	76.0	77.2
Other liabilities	1.4	1.3

Total Liabilities	206.4	201.1

Total Net Assets	$488.2	$470.5

The condensed statement of earnings of the EPC discontinued operations is:

	(dollars in millions)
	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net sales	$221.9	$197.5	$422.3	$354.2
Cost of products sold	173.0	153.3	328.2	273.7

Gross profit	48.9	44.2	94.1	80.5
Selling, general and administrative expenses	22.7	20.3	44.7	40.7
Restructuring and other (income) expense	-	(0.4)	-	0.5
Interest expense	1.0	1.0	1.8	2.0
Other income - net	(5.3)	(1.7)	(5.4)	(0.9)

	30.5	25.0	53.0	38.2
Provision for income taxes	8.8	7.5	14.5	11.2

Net earnings	$21.7	$17.5	$38.5	$27.0

2.	Discontinued Operations (continued)

Consolidated interest expense not directly attributable to other operations was allocated to discontinued operations based on the ratio of EPC net assets to be sold to the sum of consolidated net assets plus consolidated debt not directly attributable to other operations.

The cash provided by EPC discontinued operations is as follows:

Six months ended June 30 (dollars in millions)

	2011	2010
Operating Activities
Earnings	$38.5	$27.0
Adjustments to reconcile earnings to net cash provided by discontinued operating activities:
Depreciation and amortization	13.4	13.2
Gain on sale of assets	(4.8)	(0.3)
Net changes in operating assets and liabilities
Current assets and liabilities	(25.8)	(34.3)
Noncurrent assets and liabilities	(2.0)	3.0
Other	(1.7)	-

Cash Provided by Discontinued Operating Activities	17.6	8.6
Investing Activities
Capital expenditures	(7.8)	(5.8)
Proceeds from sale of assets	6.1	-

Cash Used in Discontinued Investing Activities	(1.7)	(5.8)

Cash Provided by Discontinued Operations	$15.9	$2.8

In the second quarter of 2011, the company sold a facility in China and recognized a gain of $4.8 million.

3.	Inventories (dollars in millions)

	June 30, 2011	December 31, 2010
Finished products	$84.9	$72.7
Work in process	10.8	14.4
Raw materials	88.9	82.7

	184.6	169.8
LIFO reserve	(23.0)	(23.0)

	$161.6	$146.8

4.	Restricted Marketable Securities

The company acquired GSW Inc. (GSW) on April 3, 2006. GSW operated a captive insurance company (Captive) to provide product liability and general liability insurance to its subsidiary American Water Heater Company (American). The company decided to cover American’s prospective liability exposures with its existing insurance programs and all product liability claims for events which occurred prior to July 1, 2006 will be financed by the Captive. The reinsurance company restricts the amount of capital which must be maintained by the Captive and this restricted amount was $11.8 million at June 30, 2011. The $11.8 million is invested in short-term securities and is included in other non-current assets on the company’s balance sheet on June 30, 2011. The cost of the money market instruments approximate fair value.

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

Borrowings under bank credit lines and commercial paper borrowings are supported by the $425 million revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt at June 30, 2011.

6.	Product Warranties

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. The following table presents the company’s warranty liability activity for the six months ended June 30, 2011 and 2010, respectively.

	(dollars in millions)
	2011	2010
Balance at January 1	$112.1	$108.6
Expense	38.1	35.0
Net increase in warranty reserve due to settlement	7.5	-
Claims settled	(27.7)	(32.7)

Balance at June 30	$130.0	$110.9

See Note 16 for discussion on the increase in warranty reserve due to settlement and the increase in warranty expense and reserve associated with component issues in Canada.

7.	Comprehensive Earnings

The company’s comprehensive earnings are comprised of the items in the following table.

	(dollars in millions)
	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net Earnings	$50.3	$16.6	$91.3	$47.4
Other comprehensive earnings (loss):
Foreign currency translation adjustments	3.2	(3.6)	6.3	(2.7)
Adjustment to additional minimum pension liability and post retirement obligation less related income tax benefit of: 2010 - $0.1 and $0.1	-	(0.1)	-	(0.1)
Unrealized net loss on cash flow derivative instruments less related income tax benefit of: 2011 - $1.6 and $3.7, 2010 – $3.9 and $2.8	(2.5)	(6.2)	(5.7)	(4.6)
Less comprehensive loss attributable to noncontrolling interest	-	-	-	0.1

Comprehensive Earnings	$51.0	$6.7	$91.9	$40.1

8.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Denominator for basic earnings per share - weighted average shares	46,189,610	45,767,885	46,095,382	45,679,739
Effect of dilutive stock options, restricted stock and share units	456,887	343,896	498,767	334,395

Denominator for diluted earnings per share	46,646,497	46,111,781	46,594,149	46,014,134

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

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by shareholders in 2002. At the company’s annual meeting of stockholders on April 14, 2009, an amendment to the plan was approved to increase the authorized shares of Common Stock under the plan by 1,875,000. The number of shares available for granting of options, restricted stock or share units at June 30, 2011 was 1,895,641. Upon stock option exercise, restricted stock grant, or share unit vesting, shares are issued from treasury stock.

Total stock based compensation cost recognized in the three month periods ended June 30, 2011 and 2010 was $1.1 million and $1.3 million, respectively. Total stock based compensation cost recognized in the six month periods ended June 30, 2011 and 2010 was $3.5 million and $3.0 million, respectively.

Stock Options

The stock options granted in the six month periods ended June 30, 2011 and 2010, have three year pro-rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2011 and 2010 expire ten years after date of grant. Options are expensed ratably over the three year vesting period. Stock based compensation cost attributable to stock options in the three month periods ended June 30, 2011 and 2010 was $0.6 million and $0.6 million, respectively. Stock based compensation cost attributable to stock options in the six month periods ended June 30, 2011 and 2010 was $1.8 million and $1.2 million, respectively. Included in the stock option expense for the six month periods ended June 30, 2011 and 2010 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

9. Stock Based Compensation (continued)

Changes in option shares, all of which are Common Stock, were as follows for the six months ended June 30, 2011:

	Weighted-Avg. Per Share Exercise Price	Six Months Ended June, 2011	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)

Outstanding at January 1, 2011	$22.17	1,623,101

Granted	43.18	178,200

Exercised	20.46	(304,062)

Outstanding at June 30, 2011	25.02	1,497,239	8 years	$26.0

Exercisable at June 30, 2011	$22.32	982,290	7 years	$19.6

The weighted-average fair value per option at the date of grant during the six months ended June 30, 2011 and 2010 using the Black-Scholes option-pricing model was $16.51 and $10.19, respectively. Assumptions were as follows:

	Six Months Ended June 30,
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

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 75,625 and 101,873 share units under the plan in the six month periods ended June 30, 2011 and 2010, respectively. The share units were valued at $2.7 million and $2.9 million at the date of issuance in 2011 and 2010, respectively, based on the company’s stock price at the date of grant and will be recognized as compensation expense ratably over the three-year vesting period. Share based compensation expense attributable to share units of $0.5 million and $0.7 million was recognized in the three month periods ended June 30, 2011 and 2010, respectively. Share based compensation expense attributable to share units of $1.7 million and $1.8 million was recognized in the six month periods ended June 30, 2011 and 2010, respectively. Share based compensation expense recognized in the six month periods ended June 30, 2011 and 2010 included expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period.

9. Stock Based Compensation (continued)

A summary of share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2011	473,438	$22.43

Granted	75,625	43.12

Vested	(194,417)	22.59

Terminated/cancelled	(20,391)	21.08

Issued and unvested at June 30, 2011	334,255	27.09

10.	Pensions

The following table presents the components of the company’s net pension expense.

	(dollars in millions)
	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Service cost	$2.5	$2.0	$4.9	$4.3
Interest cost	11.3	11.7	22.5	23.4
Expected return on plan assets	(17.5)	(15.6)	(35.0)	(30.8)
Amortization of net unrecognized loss	5.5	4.5	11.2	8.9
Amortization of prior service cost	(0.2)	(0.5)	(0.4)	(0.5)

Defined benefit plan expense	$1.6	$2.1	$3.2	$5.3

The company made contributions totaling $30.6 million in 2010. The company made contributions totaling $175.0 million in the six months ended June 30, 2011. The company does not anticipate making any additional contributions this year, nor in the next few years. Included in the table above is $0.5 million of defined benefit plan expense associated with the company’s discontinued operations for the three months ended June 30, 2011, $0.3 million of defined benefit plan income associated with the company’s discontinued operations for the three months ended June 30, 2010 and $1.0 million and $0 of defined benefit plan expense associated with the company’s discontinued operations for the six months ended June 30, 2011 and 2010, respectively.

11.	Operations

Historically, the company has been comprised of two reporting segments: Water Products and EPC. On December 12, 2010, the company entered into a definitive agreement to sell EPC. The following table presents additional information about the company’s operations.

	(dollars in millions)
	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net sales
Water Products	$405.3	$375.0	$822.7	$741.7
Operating earnings
Water Products(1),(2),(3),(4)	$49.3	$7.8	$98.2	$51.6
Corporate expenses(5)	(6.2)	(12.8)	(19.6)	(25.9)
Interest expense	(2.1)	(1.6)	(3.9)	(3.3)

Earnings before income taxes	41.0	(6.6)	74.7	22.4
Provision (credit) for income taxes	12.4	(5.7)	21.9	2.0

Earnings from continuing operations	$28.6	$(0.9)	$52.8	$20.4

(1) Includes equity loss in joint venture of	$-	$-	$-	$(0.1)
(2) Includes flood expense of	-	34.2	-	34.2
(3) Includes settlement income of	11.2	-	11.2	-
(4) Includes Canadian warranty expense of	8.2	-	8.2	-
(5) Includes gain on mark to market of equity collar of	5.3	-	3.7	-

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

12. Fair Value Measurements (continued)

Assets (liabilities) measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	June 30, 2011	December 31, 2010
Quoted prices in active markets for identical assets (Level 1)	$(0.1)	$0.6
Significant other observable inputs (Level 2)	4.0	0.8

Total net derivative contracts	$ 3.9	$1.4

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

13. Derivative Instruments (continued)

The after-tax gain of the effective portion of the contracts of $2.1 million as of June 30, 2011 was recorded in accumulated other comprehensive loss, and will be reclassified into cost of products sold or earnings from discontinued operations in the period in which the underlying transaction is recorded in earnings. The effective portion of the contracts will be reclassified within one year. Contracts related to the company’s discontinued operations that expire after the expected closing date no longer qualify for hedge accounting; therefore, the change in valuation during the three and six months ended June 30, 2011 of $0.1 million and $(0.05) million, respectively, was recorded in earnings from discontinued operations. Commodity hedges outstanding at June 30, 2011 are comprised of a total of approximately 6.8 million pounds of copper and aluminum.

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

The majority of the amounts in accumulated other comprehensive loss for cash flow hedges is expected to be reclassified into earnings within one year and all of the hedges will be reclassified into earnings no later than December 28, 2012. Contracts related to the company’s discontinued operations that expire after the expected closing date no longer qualify for hedge accounting; therefore, the change in valuation during the three and six months ended June 30, 2011 of $0.9 million and $3.2 million, respectively, was recorded as income in earnings from discontinued operations.

The following table summarizes, by currency, the contractual amounts of the company’s foreign currency forward contracts for continuing operations.

June 30 (dollars in millions)	2011		2010
	Buy	Sell	Buy	Sell
Euro	$1.9	$2.4	$2.7	$0.8
Canadian dollar	-	42.5	-	44.2
Mexican peso	7.0	-	13.6	-

Total	$8.9	$44.9	$16.3	$45.0

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

13. Derivative Instruments (continued)

loss, net of tax, until the underlying transaction was recorded in earnings. When the hedged item was realized, gains or losses were reclassified from accumulated other comprehensive loss to the statement of earnings. The assessment of effectiveness for the interest rate swap was based on changes in floating rate interest rates. This swap was determined to be perfectly effective.

Equity Collar Contract

As discussed in Note 2, as a part of the definitive agreement to sell EPC to RBC, the company will receive approximately 2.83 million shares of RBC stock at closing. RBC share prices appreciated in the first quarter of 2011 during which the company purchased an equity collar contract for fifty percent of the expected shares to protect a portion of that appreciation. The put strike price of the equity collar is $63.29 and the call strike price of the collar is $77.32. The collar does not qualify for hedge accounting and therefore is adjusted to fair value through earnings from continuing operations. The company is required to make cash or stock deposits on unrealized losses on the equity collar that exceed $25.0 million. The collar expires in March 2012.

Fair value of derivatives designated as hedging instruments under ASC 815 in continuing operations:

		Fair Value
(dollars in millions)	Balance Sheet Location	June 30, 2011	December 31, 2010

Commodities contracts	Other current assets	$0.3	$0.8
Foreign currency contracts	Accrued liabilities	(1.3)	(0.5)
	Other current assets	1.2	1.1

Total derivatives designated as hedging instruments		$0.2	$1.4

Fair value of derivative not designated as a hedging instrument under ASC 815 in continuing operations:

		Fair Value
(dollars in millions)	Balance Sheet Location	June 30, 2011	December 31, 2010

Equity collar contract	Other current assets	$3.7	$-

Total derivatives not designated as hedging instruments		$3.7	$-

13. Derivative Instruments (continued)

The effect of derivatives designated as hedging instruments under ASC 815 on the Statement of Earnings for continuing and discontinued operations:

Quarter ended June 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)		Location of gain/(loss) recognized in earnings on derivative (ineffective portion)	Amount of gain/(loss) recognized in earnings on a derivative (ineffective portion)
	2011	2010		2011	2010		2011	2010
Commodities contracts	$-	$(4.3)	Cost of products sold	$0.2	$0.3	Cost of products sold	$-	$-
			Discontinued operations	2.1	3.3	Discontinued operations	0.1	-
Foreign currency contracts	1.2	0.2	Cost of products sold	(0.1)	0.3	N/A	-	-
			Discontinued operations	3.2	2.3	Discontinued operations	-	-
Interest rate swap contract	-	-	Interest expense	-	(0.3)	N/A	-	-

	$1.2	$(4.1)		$5.4	$5.9		$0.1	$-

Derivatives not designated as a hedging instrument under ASC 815	Location of gain recognized in earnings from continuing operations on derivative	Amount of gain recognized in earnings from continuing operations on derivative
		2011	2010
Equity collar contract	Other income - net	$5.3	$-

13. Derivative Instruments (continued)

Year to date June 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)		Location of gain/(loss) recognized in earnings on derivative (ineffective portion)	Amount of gain/(loss) recognized in earnings on a derivative (ineffective portion)
	2011	2010		2011	2010		2011	2010
Commodities contracts	$-	$(2.3)	Cost of products sold	$0.4	$0.6	Cost of products sold	$-	$-
			Discontinued operations	5.6	6.6	Discontinued operations	0.1	-
Foreign currency contracts	1.7	5.8	Cost of products sold	5.0	0.4	N/A	-	-
			Discontinued operations	-	3.8	Discontinued operations	-	-
Interest rate swap contract	-	-	Interest expense	-	(0.6)	N/A	-	-

	$1.7	$3.5		$11.0	$10.8		$0.1	$-

Derivatives not designated as a hedging instrument under ASC 815	Location of gain recognized in earnings from continuing operations on derivative	Amount of gain recognized in earnings from continuing operations on derivative
		2011	2010
Equity collar contract	Other income - net	$3.7	$-

14. Income Taxes

The effective tax rates for the three and six months ended June 30, 2011 were 30.2 percent and 29.3 percent, respectively. The company estimates that the tax rate for all of 2011 will be consistent with the first six months of 2011. The effective tax rates for the three and six months ended June 30, 2010 were 27.5 percent and 27.0 percent, respectively excluding a discrete item of $13.3 million tax benefit on the $34.2 million charge for flood related expenses. The full year effective tax rate in 2010 of 23.3 percent benefited from lower domestic earnings as a result of flood related expense.

As of June 30, 2011 and December 31, 2010, the company had $2.7 million of unrecognized tax benefits of which $2.2 million would affect its effective tax rate if recognized. The company recognizes potential interest and penalties related to unrecognized tax benefits as a component of tax expense.

The company’s U.S. federal tax returns for 2007-2010 are subject to audit. The company is subject to state and local audits for tax years 2004-2010. The company is also subject to non-U.S. income tax examinations for years 2004-2010.

15. Ashland City, TN Facility Flood

Starting May 3, 2010, production at the company’s largest water heater manufacturing plant located in Ashland City, TN was temporarily shut down due to record flooding of the Cumberland River. Water heater production was shifted to other company plants located in the United States, Canada and Mexico. The company resumed production at the Ashland City, TN plant in June 2010. Recovery from the flood was essentially complete by year end 2010.

As of June 30, 2010, the company recorded flood related expense of $34.2 million, net of insurance proceeds, consisting of the following:

(dollars in millions)
Repair or write off of buildings and equipment	$37.2
Net inventory loss	15.4
Site cleanup and restoration	13.6

66.2
Less: insurance proceeds	32.0

Total flood related expense	$34.2

Note: Actual full year 2010 flood related amounts differ from this disclosure due to adjustments recorded in the second half of 2010.

The buildings and equipment of the Ashland City, TN plant sustained damages due to the severe flooding. As of June 30, 2010, restoration of certain manufacturing equipment and office space was still in process. The carrying value of fixed assets destroyed in the flood written off in the second quarter of 2010, totaled $13.7 million. During the second quarter of 2010, an additional $23.5 million was expensed to repair and refurbish damaged equipment to pre-flood condition.

The net inventory loss written off in the second quarter of 2010 totaled $15.4 million, which included the cost of raw materials, work-in-process and finished good inventories that were not able to be used or sold due to flood damage.

Site cleanup and restoration began as soon as the flood waters subsided. The company engaged outside contractors to pump out water and clean and sanitize the facilities and the grounds of the manufacturing facility prior to access by company personnel. Employees normally engaged in the production of water heaters were utilized in the cleanup and repair of the facility and equipment, assessment and recovery of inventories and other aspects of the site restoration. Internal and external costs associated with site restoration and cleanup totaled $13.6 million in the second quarter 2010.

Insurance proceeds

In 2010, the company maintained property damage and business interruption insurance coverage applicable to its Ashland City, TN plant totaling $30 million. The company also has federal flood insurance policies and $1.9 million was recovered. As of June 30, 2010 the company had received insurance proceeds of $30 million and set up a receivable for $2.0 million federal flood insurance recovery and ultimately collected $1.9 million in the second half of 2010.

15. Ashland City, TN Facility Flood (continued)

Government Assistance

In addition, the company sought assistance from the State of Tennessee as well as local governmental agencies as incentive to reinvest in the Ashland City facility. Those incentives were in the form of grants, tax credits and the purchase of certain property. When completed, the benefits, collectively, totaled approximately $7 million in 2010.

16. Settlement

On May 5, 2011, the company entered into an agreement with a supplier settling a legal action that the company commenced on June 30, 2009, in Tennessee State Court, seeking recovery for costs and damages due to an issue with a component part supplied by the vendor. Under the terms of the settlement agreement, the vendor and the vendor’s supplier made a $35.5 million cash payment to the company. The settlement reimbursed the company for past costs previously incurred, satisfied in full a receivable recorded by the company, and established a $7.5 million reserve for future costs associated with the affected components on company products. In the second quarter of 2011, the company recorded a pretax gain of $11.2 million for the reimbursement of related costs incurred in prior years.

Also in the second quarter of 2011, the company recorded a $8.2 million warranty provision to reflect an estimate of expenses that it will likely incur in the future related to a similar component concern in Canada. On June 14, 2011, the company commenced legal action in the United States District Court for the Eastern District of Missouri against certain suppliers seeking recovery of increased costs and damages that the company incurred or will incur due to the issue in Canada.

17. Subsequent Events

On July 18, 2011, the company entered into a definitive agreement to acquire Lochinvar Corporation of Lebanon, Tennessee, a leading manufacturer of high efficiency boilers used in commercial and residential hydronic heating and hot water applications, for approximately $418 million in cash plus an earnout of up to $35 million if certain revenue objectives are achieved by November 2012. Lochinvar’s 2010 sales were approximately $185 million.

PART I - FINANCIAL INFORMATION

ITEM 2 -         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

A. O. Smith Corporation is a leading manufacturer of water heating equipment and electric motors, serving a diverse mix of residential, commercial and industrial end markets principally in North America and China. Historically our company had been comprised of two reporting segments: Water Products (Water Products) and Electrical Products. On December 12, 2010, we entered into a definitive agreement to sell our Electrical Products Company (EPC) to Regal Beloit Corporation (RBC) for $700 million in cash and approximately 2.83 million shares of RBC common stock. The transaction is expected to close in the third quarter of 2011, subject to regulatory approvals and customary closing conditions. Due to the pending sale, our Electrical Products segment has been reflected as discontinued operations in the accompanying financial statements for all periods presented. Our Water Products business manufactures and markets a comprehensive line of residential gas and electric water heaters, standard and specialty commercial water heating equipment, high efficiency copper tube boilers, water treatment products and water system tanks. In 2010, sales for our Water Products segment were $1,489.3 million and discontinued operations sales for EPC were $701.8 million.

Our Water Products water heater operations in China grew approximately 20 percent in the second quarter of 2011. We expect water heater sales in China to continue to grow at a rate of two to three times the growth in China gross domestic product (GDP) as geographic expansion, new store openings and new product introductions contribute to our growth. The North American residential and commercial markets for our Water Products segment have been impacted for the last several quarters by the relatively low number of housing starts and lack of commercial construction activity, although we expect a significant portion of our sales will continue to be for replacement. We expect the North American residential and commercial water heater industry’s growth in sales to be essentially flat for the total year.

We intend to take advantage of our strong balance sheet and the proceeds from the sale of EPC to focus on a number of strategic initiatives. We are looking to grow our core residential and commercial water heating and water treatment operations in fast-growing geographic markets. We continue to pursue investments in China and India to leverage our brand and distribution capabilities as well as in markets such as Africa, Southeast Asia and South America. We continue to explore the suitability of using our existing manufacturing platforms in China and India to export to smaller, yet fast growing, markets in Africa, the Middle East and Southeast Asia. We also intend to expand our core product line by looking at acquisitions, joint ventures or other business relationships that will allow us to expand our product offerings of boilers, heat pumps and other high efficiency products. Finally, we are pursuing opportunities in new and unique technologies as well as water-themed adjacencies that will be attractive to our customers and channel partners and will leverage our core competencies to create shareholder value.

Consistent with our stated strategy to expand our core product offering with new technologies, on July 19, 2011, we entered into a definitive agreement to buy Lochinvar Corporation for approximately $418 million plus an earnout of up to $35 million if certain revenue objectives are achieved by November 2012. The purchase price of Lochinvar will be paid in cash. Lochinvar, one of the leading manufacturers of commercial and residential boilers in the United States, fits squarely within our stated strategic growth initiative to expand our core water heating business. Lochinvar’s sales for the twelve months ended June 30, 2011 were approximately $200 million and have grown at an eight percent compound annual growth rate over the last five years. The boiler market in the

U. S. has been transitioning to higher efficiency, condensing boilers for the last several years. Last year, about 25 percent of boilers sold in the U. S. were condensing boilers, compared with five percent eight years ago. Lochinvar is a leading manufacturer and innovator of new, higher efficient condensing boilers. We expect the transition in the U. S. to higher efficiency condensing boilers will continue into the foreseeable future, and, as a result, we expect sales of Lochinvar’s products will likely continue to grow at a rate of eight percent over the next several years. The transaction is expected to close in the third quarter of 2011, subject to customary closing conditions and regulatory review. We expect to fund the purchase price with a combination of cash and debt, which we plan to borrow under our $425 million revolving credit facility.

RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST SIX MONTHS OF 2011 COMPARED TO 2010

Our sales from continuing operations for the second quarter of 2011 were $405.3 million or 8.1 percent higher than sales of $375.0 million in the second quarter of 2010. Sales for the first half of 2011 increased by $81.0 million to $822.7 million from $741.7 million in the same period last year. The sales increases for both the second quarter and first half of 2011 resulted from higher water heater sales in China, increased volume of commercial water heaters and a global commodity-related price increase all of which more than offset a decline in domestic residential water heater volumes. Additionally, sales for our North American Takagi tankless water heater business, acquired in July 2010, also contributed to the increased sales in the second quarter and first half of 2011.

Our gross profit margin in the second quarter of 2011 decreased to 27.6 percent from 30.5 percent in the second quarter of 2010. The gross profit margin for the first half of 2011 declined to 29.0 percent from 30.0 percent in the same period of 2010. The lower margins in 2011 were due mostly to increased product warranty expense of $8.2 million in the second quarter associated with an issue with a component part supplied by one of our vendors in Canada.

Selling, general and administrative expenses (SG&A) in the second quarter and first half of 2011 were higher than the same periods in 2010 by $1.3 million and $13.6 million, respectively. The increase in SG&A in both the second quarter and first half of 2011 was due to higher selling and advertising costs in support of increased volume in China and additional SG&A associated with the Takagi tankless water heater business partially offset by lower product liability expense.

Interest expense for the second quarter and first six months of 2011, net of the amount allocated to discontinued operations, increased from 2010 by $0.5 million and $0.6 million, respectively, due to increased debt levels and higher interest rates.

We have significant pension benefit costs and credits that are developed from actuarial valuations. The valuations reflect key assumptions regarding among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumptions for the expected rate of return on plan assets is 8.75 percent in 2011, unchanged from 2010. The discount rate used to determine net periodic costs decreased from 5.8 percent in 2010 to 5.35 percent in 2011. Pension expense for continuing operations for the first half of 2011 was $2.2 million or $3.1 million lower than the first half of 2010. Total pension expense for 2011 is expected to be $4.3 million compared to $10.5 million in 2010. Our pension costs are reflected in cost of products sold and selling, general and administrative expense.

In the second quarter of 2010, we recognized a pretax charge of $34.2 million for flood damage to our water heater manufacturing facility located in Ashland City, TN caused by extremely heavy rain in May 2010. Our full year 2010 flood related expenses totaled $35.4 million. This was net of estimated insurance proceeds and is classified as flood related expense in the accompanying financial statements.

Our effective tax rates for the second quarter and first half of 2011 were 30.2 percent and 29.3 percent, respectively. The 2010 second quarter and first half effective rates excluding the discrete impact of the flood expense were 27.5 percent and 27.0 percent, respectively. The increase in the effective rates for 2011 was due to proportionately higher domestic earnings which are taxed at higher rates.

Water Products

Sales activity for Water Products was discussed in the first paragraph of the Results of Operations.

Second quarter operating earnings of Water Products were $49.3 million or $41.5 million higher than the second quarter of 2010. First half operating earnings were $98.2 million or $46.6 million higher than the same period in 2010. Both the second quarter and first half of 2011 include an $11.2 million pretax gain for recovery of costs and damages due to an issue with a component part supplied by one of our vendors. This gain is reflected in the “Restructuring, impairment and settlement income, net” line in the accompanying financial statements. The $11.2 million pretax gain was partially offset by $8.2 million of product warranty expense associated with a similar component issue in Canada and recorded as cost of products sold in the second quarter of 2011. Both of these issues related to water heaters sold primarily in 2007 through 2009 (see Note 16). Both the second quarter and first half of 2010 included a $34.2 million pretax charge for costs associated with the aforementioned flood. The increased operating earnings in both the second quarter and first half of 2011 when compared to the respective periods in 2010 excluding the above items were due primarily to higher sales.

Discontinued Operations

On December 12, 2010, we entered into a definitive agreement to sell EPC to RBC for $700 million and approximately 2.83 million RBC common shares. On February 4, 2011, the companies received a request for additional information and documentary material from the U.S. Department of Justice regarding the sale. Subject to regulatory approvals and customary closing conditions, the two companies expect to close the sale of EPC in the third quarter of 2011. Due to the pending sale, EPC has been reflected as discontinued operations in the accompanying financial statements for all periods presented.

The RBC share prices appreciated in the first quarter of 2011 during which we purchased an equity collar contract for fifty percent of the expected shares to protect a portion of the appreciation. The put strike price of the equity collar is $63.29 and the call strike price of the collar is $77.32. At the end of the second quarter, the contract was marked to market under accounting rules, resulting in a $5.3 million non-cash pretax gain which more than offset a $1.6 million loss in the first quarter and resulted in a $3.7 million pretax gain in the first half of 2011. This gain is recorded as corporate expense in other income from continuing operations. The mark to market accounting will continue until the contract expires in March 2012.

Second quarter sales for EPC were $221.9 million or $24.3 million higher than sales of $197.5 million in the same period last year. After-tax earnings for EPC were $21.7 million or $0.46 per diluted share and represent EPC’s best second quarter performance in its history. Second quarter after-tax earnings in 2010 were $17.5 million or $0.38 per share. Sales and after-tax earnings for the first half of 2011 were $422.3 million and $38.5 million, respectively. For the first six months of 2010, sales and after-tax earnings for EPC were $354.2 million and $27.0 million, respectively. The increase in 2011 earnings was driven primarily by higher sales.

Outlook

Our China water heater business continues to grow, as sales were approximately 30 percent higher in the first half of this year. However, sales of higher-efficiency products in North America are not as strong as we expected without the federal tax incentives which were reduced at the beginning of this year. Sales of our A. O. Smith branded water treatment products sold at our retail outlets in China are on track with our expectations, but sales of water treatment products sold through the distribution channel we acquired are lagging. As a result, we expect sales of water treatment products in China, as well as sales of higher efficiency products in North America, for the full year to be lower than our original plan. We narrowed our forecast for earnings from continuing operations to between $1.95 and $2.05 per share for this year, excluding the potential impact from acquisitions, the $11.2 million legal settlement with one of our vendors, the $8.2 million addition to the product warranty reserve and the quarterly mark to market of the equity collar for RBC shares.

Liquidity & Capital Resources

Our working capital for continuing operations was $283.1 million at June 30, 2011, $73.6 million greater than at December 31, 2010. The higher working capital was primarily due to an increase to our current deferred tax asset related to the expected tax deduction associated with the pension contribution made during the first half of 2011 as well as higher accounts receivable and inventory levels related to higher volumes.

Cash used by operating activities for continuing operations during the first six months of 2011 was $104.8 million compared with $42.1 million provided during the same period last year. Pension contributions in the amount of $175 million were made in the first half of 2011 and higher working capital balances to support our sales growth more than offset higher earnings and were the primary reasons for the larger use of cash in 2011 as compared with 2010. For the total year 2011, we expect our cash provided by operating activities to be approximately $40 to $50 million.

Our capital expenditures for continuing operations totaled $24.3 million during the first six months of 2011, compared with $16.1 million spent one year ago. We are projecting 2011 capital expenditures to be between $60 and $70 million, including approximately $20 million to support capacity expansion in China. We expect full year depreciation and amortization to be approximately $45 million.

In November 2010, we completed a $425 million multi-currency credit facility with nine banks which expires in November 2013. The facility has an accordion provision which allows it to be increased up to $525 million if certain conditions (including lender approval) are satisfied. Interest rates on borrowings under the facility are in part based upon our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants during the entire quarter ended June 30, 2011.

The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt. At June 30, 2011, we had available borrowing capacity of $154.5 million under this facility. We believe the combination of available borrowing capacity, operating cash flow, and proceeds from the sale of EPC will provide sufficient funds to finance our existing operations for the foreseeable future and fund the purchase price of the Lochinvar acquisition.

Our total debt increased $114.5 million from $261.0 million at December 31, 2010 to $375.5 million at June 30, 2011. Our leverage, as measured by the ratio of total debt to total capitalization, was 28 percent at the end of the quarter, compared with 23 percent at the end of last year. We plan to use a portion of the net cash proceeds from the expected sale of EPC to pay down existing floating rate debt, which was approximately $270.5 million as of June 30, 2011. We expect to fund the $418 million cash purchase price for the acquisition of Lochinvar with a combination of cash and debt, which we expect to borrow under our credit facility. Both the sale of EPC and the acquisition of Lochinvar are expected to close in the third quarter of 2011, subject to regulatory approvals and customary closing conditions.

Our pension plan continues to meet all funding requirements under ERISA regulations. We contributed $175.0 million to the plan in the first six months of 2011, and we do not expect to make further contributions this year, nor in the next few years.

GSW, Inc., which we acquired on April 3, 2006, operated a captive insurance company to provide product liability and general liability insurance to its subsidiary, American Water Heater Company. We decided to cover American’s liability exposures with our existing insurance programs and operate the captive in runoff effective July 1, 2006. The reinsurance company restricts the amount of capital which must be maintained by the captive. At June 30, 2011, the restricted amount was $11.8 million and is included in other non-current assets. The restricted assets are invested in money market securities.

In December 2010, our board of directors ratified its authorization of a stock repurchase program in the amount of 1.5 million shares of our common stock. During the first quarter of 2011, we repurchased 136,200 shares at an average price of $42.19 per share and a total cost of $5.7 million. No additional shares were repurchased in the second quarter of 2011.

On July 11, 2011, our board of directors increased our regular cash dividend by 14 percent to $.16 per share on our common stock and Class A common stock. The dividend is payable on August 15, 2011 to shareholders of record on July 29, 2011.

Critical Accounting Policies

The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2010. We believe that at June 30, 2011 there has been no material change to this information.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: the failure to receive, on a timely basis or otherwise, the required approvals from the government or regulatory agencies (including the terms of such approvals) for the sale of EPC or the Lochinvar acquisition; the risk that a condition to closing of the sale of EPC or the purchase of Lochinvar may not be satisfied; difficulties in integrating the Lochinvar acquisition or achieving the stated accretion, cost synergies and/or global expansion opportunities; weakening in the high efficiency boiler market or slowdown in the transition from non-condensing to condensing boilers; the ability to execute our acquisition strategy; significant volatility in raw material prices; competitive pressures on the company’s businesses; inability to implement pricing actions; instability in the company’s water products markets; further weakening in housing construction; further weakening in commercial construction; timing of any recoveries in housing or commercial construction; a slowdown in the Chinese economy; adverse general economic conditions and capital market deterioration; and the impact of accounting for acquisitions on the company’s financial statements. Forward-looking statements included in this filing are made only as of the date of this filing, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Except as discussed herein in Part 1, Note 16 “Settlement” there have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 16 of the Notes to Consolidated Financial Statements in the company’s Form 10 - K Report for the year ended December  31, 2010, which is incorporated herein by reference.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 14, 2007, the company’s board of directors approved a new stock repurchase program authorizing the purchase of up to 1,500,000 shares of the company’s common stock, and in December 2010, our board of directors ratified that authorization. This stock repurchase authorization remains effective until terminated by the company’s board of directors. The following table sets forth the number of shares of common stock the company repurchased during the quarter ended June 30, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 1 – April 30, 2011	-	-	-	1,363,800
May 1 – May 31, 2011	-	-	-	1,363,800
June 1 – June 30, 2011	-	-	-	1,363,800

ITEM 5 - OTHER INFORMATION

On August 5, 2011, the Personnel and Compensation Committee of the Board of Directors of the company approved the company paying cash bonuses to certain officers, managers and employees of the company commensurate with their individual efforts in connection with the company’s sale of EPC. The cash bonuses are payable only upon closing. The amount of the cash bonus the company will pay to certain executive officers upon closing on the sale is as follows: Paul W. Jones - $1,000,000; John J. Kita - $200,000; Christopher L. Mapes - $650,000; Terry M. Murphy - $100,000; Ajita G. Rajendra - $100,000; and James F. Stern - $300,000.

ITEM 6 - EXHIBITS

Refer to the Exhibit Index on page 30 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

August 8, 2011	/s/ Daniel L. Kempken
Daniel L. Kempken
Vice President and Controller

August 8, 2011	/s/ John J. Kita
John J. Kita
Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3	Bylaws of A. O. Smith Corporation as amended April 11, 2006, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended June 30, 2006.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are furnished herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2011, and December 31, 2010 (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010 (iv) the Notes to Condensed Consolidated Financial Statements