Form 10-Q
period 2011-09-30
SMITH A O CORP
filed 2011-11-08
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

Class A Common Stock Outstanding as of October 31, 2011 — 7,221,422 shares

Common Stock Outstanding as of October 31, 2011 — 39,059,617 shares

Index

A. O. Smith Corporation

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Three and Nine Months ended September 30, 2011 and 2010

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Continuing Operations
Net sales	$412.0	$377.4	$1,234.7	$1,119.1
Cost of products sold	293.3	270.2	877.1	789.4

Gross profit	118.7	107.2	357.6	329.7
Selling, general and administrative expenses	92.2	81.9	266.6	242.7
Flood related expense	-	-	-	34.2
Restructuring, impairment and settlement income, net	-	-	(11.2)	-
Interest expense	2.5	1.7	6.4	5.0
Other (income) expense - net	(15.8)	0.3	(18.7)	2.0

	39.8	23.3	114.5	45.8
Provision for income taxes	12.9	7.1	34.8	9.1

Earnings before equity loss in joint venture	26.9	16.2	79.7	36.7
Equity loss in joint venture	-	-	-	(0.1)

Earnings from continuing operations	26.9	16.2	79.7	36.6
Discontinued Operations
Earnings from discontinued EPC operations, less provision for income taxes of $0.4 and $14.9 in 2011 and $5.2 and $16.4 in 2010	5.1	15.8	43.6	42.8
Gain on sale of discontinued EPC operations, less provision for income taxes of $143.5	150.3	-	150.3	-

Net earnings	182.3	32.0	273.6	79.4
Net loss attributable to noncontrolling interest	-	-	-	0.1

Net earnings attributable to A. O. Smith Corporation	$182.3	$32.0	$273.6	$79.5

Net Earnings Per Share of Common Stock
Continuing Operations	$0.58	$0.35	$1.73	$0.80
Discontinued Operations	3.36	0.35	4.20	0.94

Net Earnings attributable to A. O. Smith Corporation	$3.94	$0.70	$5.93	$1.74

Diluted Net Earnings Per Share of Common Stock
Continuing Operations	$0.58	$0.35	$1.71	$0.79
Discontinued Operations	3.33	0.34	4.16	0.93

Net Earnings attributable to A. O. Smith Corporation	$3.91	$0.69	$5.87	$1.72

Dividends per Share of Common Stock	$0.16	$0.14	$0.44	$0.40

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2011 and December 31, 2010

(dollars in millions)

	(unaudited) September 30, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$440.6	$118.9
Receivables	369.5	313.3
Inventories	176.7	146.8
Deferred income taxes	62.2	27.3
Investments	154.7	-
Other current assets	23.7	17.4
Current assets - discontinued EPC operations	-	272.3

Total Current Assets	1,227.4	896.0
Property, plant and equipment	601.7	524.9
Less accumulated depreciation	293.0	266.5

Net property, plant and equipment	308.7	258.4
Goodwill	427.8	323.8
Other intangibles	355.7	106.6
Deferred income taxes	-	89.7
Other assets	39.1	36.8
Long-term assets - discontinued EPC operations	-	399.3

Total Assets	$2,358.7	$2,110.6

Liabilities
Current Liabilities
Trade payables	$276.3	$263.0
Accrued payroll and benefits	38.5	37.2
Accrued liabilities	85.8	59.0
Product warranties	42.8	36.4
Long-term debt due within one year	18.6	18.6
Current tax and other liabilities - discontinued EPC operations	157.7	122.6

Total Current Liabilities	619.7	536.8
Long-term debt	376.3	242.4
Deferred income taxes	33.9	-
Pension liabilities	51.4	222.9
Other liabilities	149.5	148.6
Long-term liabilities - discontinued EPC operations	4.4	78.5

Total Liabilities	1,235.2	1,229.2
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 7,254,242 and 7,481,748	36.3	37.4
Common Stock, $1 par value: authorized 60,000,000 shares; issued 40,422,668 and 40,195,162	40.4	40.2
Capital in excess of par value	651.5	655.7
Retained earnings	705.2	452.1
Accumulated other comprehensive loss	(252.9)	(229.4)
Treasury stock at cost	(57.0)	(74.6)

Total Stockholders’ Equity	1,123.5	881.4

Total Liabilities and Stockholders’ Equity	$2,358.7	$2,110.6

See accompanying notes to unaudited condensed consolidated financial statements

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Nine Months ended September 30, 2011 and 2010

(dollars in millions)

(unaudited)

	Nine Months Ended September 30
	2011	2010
Operating Activities

Net earnings	$273.6	$79.4
Less earnings from discontinued operations	(193.9)	(42.8)
Adjustments to reconcile earnings from continuing operations to cash provided by (used in) operating activities:
Depreciation and amortization	33.2	29.3
Loss on sale of assets	0.7	14.3
Unrealized gain on investment	(20.1)	-
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	(65.8)	(29.4)
Noncurrent assets and liabilities	(95.6)	(14.2)

Cash (Used in) Provided by Operating Activities - continuing operations	(67.9)	36.6

Cash (Used in) Provided by Operating Activities - discontinued operations	(1.5)	32.3

Cash (Used in) Provided by Operating Activities	(69.4)	68.9

Investing Activities
Capital expenditures	(36.7)	(37.2)
Acquisition of businesses	(418.1)	(5.6)
Proceeds from sale of marketable securities	-	4.6

Cash Used in Investing Activities - continuing operations	(454.8)	(38.2)
Cash Provided by (Used in) Investing Activities - discontinued operations	727.8	(6.3)

Cash Provided by (Used in) Investing Activities	273.0	(44.5)

Financing Activities
Long-term debt incurred	152.9	40.8
Long-term debt repaid	(18.6)	(18.6)
Common stock repurchase	(5.7)	-
Net proceeds from stock option activity	9.8	4.5
Dividends paid	(20.3)	(18.3)

Cash Provided by Financing Activities - continuing operations	118.1	8.4
Cash Provided by Financing Activities - discontinued operations	-	-

Cash Provided by Financing Activities	118.1	8.4

Net increase in cash and cash equivalents	321.7	32.8
Cash and cash equivalents - beginning of period	118.9	76.3

Cash and Cash Equivalents - End of Period	$440.6	$109.1

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of A. O. Smith Corporation (the company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K filed with the SEC on February 24, 2011.

Except where otherwise indicated, amounts reflected in the financial statements or the notes thereto relate to the company’s continuing operations.

Certain other prior year amounts have been reclassified to conform to the 2011 presentation.

2.	Acquisition

On August 26, 2011, the company acquired 100% of the shares of Lochinvar Corporation (Lochinvar), a privately held manufacturer of high-efficiency boilers used in commercial and residential hydronic heating and hot water applications located in Lebanon, Tennessee. The addition of Lochinvar expands the company’s product offerings and gives the company access to proven high-efficiency boiler technology.

The company paid an aggregate cash purchase price, net of $1.5 million of cash acquired, of $418.1 million, subject to a finalization of working capital adjustments. In addition, the company incurred acquisition costs of approximately $5.3 million. Under the purchase agreement for the Lochinvar acquisition, the company agreed to make a contingent payment of up to an additional $35.0 million in cash based on the amount by which Lochinvar sales between December 1, 2011 and November 30, 2012 exceed $216.0 million. As of September 30, 2011, the contingent payment has been estimated at $16.7 million.

The following table summarizes the preliminary estimate of fair value of the assets acquired and liabilities assumed at the date of acquisition. The company is in the process of finalizing the third-party appraisal of property, plant and equipment and the valuation of certain intangible assets and, therefore, the allocation of the purchase price is subject to refinement. Of the preliminary $258.3 million of acquired intangible assets, $103.5 million has been assigned to tradenames that are not subject to amortization and $152.5 million has been assigned to customer lists which will be amortized over 20 years, and the remaining $2.3 million has been assigned to non-compete agreements and patents which will be amortized over 10 years.

2.	Acquisition (continued)

August 26, 2011 (dollars in millions)
Current assets, net of cash acquired	$56.5
Property, plant and equipment	41.6
Intangible assets	258.3
Other assets	1.2
Goodwill	128.1

Total assets acquired	485.7
Current liabilities	42.4
Long-term liabilities	3.6

Total liabilities assumed	46.0

Net assets acquired	$439.7

For tax purposes, the transaction has been accounted for as an asset purchase, resulting in the full amount of goodwill and intangible assets, totaling $386.4 million being deductible for tax purposes.

Lochinvar’s results of operations have been included in the company’s financial statements from August 26, 2011, the date of acquisition. Revenues and pretax net loss associated with Lochinvar included in operations totaled $20.8 million and $2.0 million, respectively which included $3.0 million of operating earnings less $4.4 million of acquisition costs and $0.6 million of interest expense.

The following table represents the pro forma unaudited results of operations for the company for the nine month periods ended September 30, 2011 and 2010, respectively, assuming consummation of the purchase of Lochinvar as of January 1, of each year. The results associated with Lochinvar are for the nine month periods ended November 29, 2010 through August 26, 2011 and November 28, 2009 through August 27, 2010, respectively, representing Lochinvar’s fiscal nine month periods (dollars in millions except per share data):

	Nine months ended September 30,
	2011	2010

Net sales	$1,350.3	$1,238.7
Earnings from continuing operations	91.4	46.5
Earnings per common share:
Basic	$1.98	$1.02

Diluted	$1.96	$1.01

The pro forma results have been prepared for informational purposes only and include adjustments to depreciation expense of acquired plant and equipment, amortization of intangible assets other than goodwill and tradenames, increased interest expense on acquisition related debt, and certain other adjustments, together with related income tax effects of such adjustments. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchases been made as of the beginning of the periods presented or of the results of operations that may occur in the future.

3.	Discontinued Operations

On August 22, 2011, the company completed the sale of its Electrical Products segment (EPC) to Regal Beloit Corporation (RBC) for $752.5 million in cash which included an estimated working capital adjustment and 2.83 million of RBC shares. The value of the RBC shares on the date of the closing of the sale was $140.6 million. See Note 18 for further discussion regarding the company’s investment in RBC stock. The company has paid $20.2 million in commissions, taxes and other sale related payments as of September 30, 2011.

Included in the gain on sale of discontinued EPC operations was an additional income tax accrual of $60.0 million due to the company’s assertion that certain foreign earnings derived from the sale of EPC are not permanently reinvested by the company. The accrual is included in long term deferred income taxes in continuing operations.

The results of EPC have been reported separately as discontinued operations. Prior year quarterly condensed consolidated financial statements of the company have been restated to present EPC as discontinued.

Liabilities of the EPC discontinued operations at September 30, 2011 consist primarily of certain retained product liabilities, employee obligations such as workers’ compensation and disability and income tax liabilities associated with EPC.

3.	Discontinued Operations (continued)

The components of the net assets of EPC discontinued operations that were included in the consolidated balance sheets are:

(dollars in millions)
December 31, 2010
Assets
Current Assets
Trade receivables	$110.8
Inventory	135.9
Deferred taxes	2.2
Derivative contracts asset	17.4
Other current assets	6.0

Total Current Assets	272.3

Net property, plant and equipment	148.1
Goodwill	248.4
Other intangibles	2.8

Total Assets	$671.6

Liabilities

Current Liabilities
Trade payables	$89.5
Accrued payroll and benefits	15.2
Accrued liabilities	11.1
Product warranties	4.3
Income taxes	2.5

Total Current Liabilities	122.6

Deferred taxes	77.2
Other liabilities	1.3

Total Liabilities	201.1

Total Net Assets	$470.5

The condensed statement of earnings of the EPC discontinued operations is:

	(dollars in millions)
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net sales	$109.5	$181.9	$531.8	$536.1
Cost of products sold	87.4	140.2	415.6	413.9

Gross profit	22.1	41.7	116.2	122.2
Selling, general and administrative expenses	16.8	19.8	61.5	60.5
Interest expense	0.4	0.8	2.2	2.8
Other (income) expense - net	(0.6)	0.1	(6.0)	(0.3)

	5.5	21.0	58.5	59.2
Provision for income taxes	0.4	5.2	14.9	16.4

Net earnings	$5.1	$15.8	$43.6	$42.8

3.	Discontinued Operations (continued)

Consolidated interest expense not directly attributable to other operations was allocated to discontinued operations based on the ratio of EPC net assets to be sold to the sum of consolidated net assets plus consolidated debt not directly attributable to other operations.

The cash provided by EPC discontinued operations is as follows:

Nine months ended September 30 (dollars in millions)

	2011	2010
Operating Activities
Earnings	$43.6	$42.8
Adjustments to reconcile earnings to net cash provided by discontinued operating activities:
Depreciation and amortization	16.5	19.7
Gain on sale of assets	(4.8)	(0.3)
Net changes in operating assets and liabilities
Current assets and liabilities	(55.9)	(34.0)
Noncurrent assets and liabilities	0.9	4.2
Other	(1.8)	(0.1)

Cash (Used in) Provided by Discontinued Operating Activities	(1.5)	32.3
Investing Activities
Capital expenditures	(10.6)	(10.5)
Proceeds from sale of assets	6.1	4.2
Proceeds from sale of operations	752.5	-
Payments associated with sale	(20.2)	-

Cash Provided by (Used in) Discontinued Investing Activities	727.8	(6.3)

Cash Provided by Discontinued Operations	$726.3	$26.0

In the second quarter of 2011, the company sold a facility in China and recognized a gain of $4.8 million.

4.	Inventories

	(dollars in millions)
	September 30, 2011	December 31, 2010
Finished products	$90.9	$72.7
Work in process	10.2	14.4
Raw materials	98.6	82.7

	199.7	169.8
LIFO reserve	(23.0)	(23.0)

	$176.7	$146.8

5.	Restricted Marketable Securities

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

5.	Restricted Marketable Securities (continued)

and this restricted amount was $12.0 million at September 30, 2011. The $12.0 million is invested in short-term securities and is included in other non-current assets on the company’s balance sheet on September 30, 2011. The cost of the money market instruments approximate fair value.

6.	Long-Term Debt

The company has a $425 million multi-currency revolving credit agreement with eight banks. The facility expires on November 13, 2013 and has an accordion provision which allows it to be increased up to $525 million if certain conditions (including lender approval) are satisfied. Interest rates on borrowings under the facility are determined in part based upon the company’s leverage ratio.

Borrowings under bank credit lines and commercial paper borrowings are supported by the $425 million revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt at September 30, 2011.

7.	Product Warranties

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. The following table presents the company’s warranty liability activity for the nine months ended September 30, 2011 and 2010, respectively.

	(dollars in millions)
	2011	2010
Balance at January 1	$112.1	$108.6
Lochinvar acquisition	5.8	-
Expense	49.6	49.1
Net increase in warranty reserve due to settlement	7.5	-
Claims settled	(42.8)	(45.3)

Balance at September 30	$132.2	$112.4

See Note 17 for discussion on the increase in warranty reserve due to settlement and the increase in warranty expense and reserve associated with component issues in Canada.

8.	Comprehensive Earnings

The company’s comprehensive earnings are comprised of the items in the following table.

	(dollars in millions)
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net Earnings	$182.3	$32.0	$273.6	$79.4
Other comprehensive (loss) earnings:
Foreign currency translation adjustments	(16.0)	5.8	(9.6)	2.8
Adjustment to additional minimum pension liability and post retirement obligation less related income tax benefit of: 2010 - $0.1	-	-	-	(0.1)
Unrealized net (loss) gain on cash flow derivative instruments less related income tax benefit (provision) of: 2011 - $2.9 and $6.5, 2010 – $(2.4) and $0.4	(4.4)	4.0	(10.2)	(0.5)
Unrealized net loss on investments less related tax benefit of : 2011 $2.3 and $2.3	(3.7)	-	(3.7)	-
Less comprehensive loss attributable to noncontrolling interest	-	-	-	0.1

Comprehensive Earnings	$158.2	$41.8	$250.1	$81.7

9.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Denominator for basic earnings per share - weighted average shares	46,221,603	45,796,715	46,137,918	45,719,270
Effect of dilutive stock options, restricted stock and share units	420,920	457,440	472,871	375,345

Denominator for diluted earnings per share	46,642,523	46,254,155	46,610,789	46,094,615

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

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by shareholders in 2002. At the company’s annual meeting of stockholders on April 14, 2009, an amendment to the plan was approved to increase the authorized shares of Common Stock under the plan by 1,875,000. The number of shares available for granting of options, restricted stock or share units at September 30, 2011 was 1,902,543. Upon stock option exercise, restricted stock grant, or share unit vesting, shares are issued from treasury stock.

Total stock based compensation cost recognized in the three month periods ended September 30, 2011 and 2010 was $1.1 million and $1.2 million, respectively. Total stock based compensation cost recognized in the nine month periods ended September 30, 2011 and 2010 was $4.6 million and $4.2 million, respectively.

Stock Options

The stock options granted in the nine month periods ended September 30, 2011 and 2010, have three year pro-rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2011 and 2010 expire ten years after date of grant. Options are expensed ratably over the three year vesting period. Stock based compensation cost attributable to stock options in the three month periods ended September 30, 2011 and 2010 was $0.5 million and $0.5 million, respectively. Stock based compensation cost attributable to stock options in the nine month periods ended September 30, 2011 and 2010 was $2.3 million and $1.7 million, respectively. Included in the stock option expense for the three and nine month periods ended September 30, 2011 and 2010 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Changes in option shares, all of which are Common Stock, were as follows for the nine months ended September 30, 2011:

	Weighted-Avg. Per Share Exercise Price	Nine Months Ended September, 2011	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)

Outstanding at January 1, 2011	$22.17	1,623,101

Granted	43.18	178,200

Exercised	20.49	(313,461)

Outstanding at September 30, 2011	25.04	1,487,840	8 years	$12.4

Exercisable at September 30, 2011	$22.65	1,031,557	7 years	$9.6

10.	Stock Based Compensation (continued)

The weighted-average fair value per option at the date of grant during the nine months ended September 30, 2011 and 2010 using the Black-Scholes option-pricing model was $16.51 and $10.19, respectively. Assumptions were as follows:

	Nine Months Ended September 30,
	2011	2010
Expected life (years)	6.4	6.4
Risk-free interest rate	3.6%	3.6%
Dividend yield	1.3%	1.9%
Expected volatility	38.4%	38.7%

The expected life is based on historical exercise behavior and the projected exercise of unexercised stock options. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant for the expected life of the option. The expected dividend yield is based on the expected annual dividends divided by the grant date market value of the company’s common stock. The expected volatility is based on the historical volatility of the company’s common stock.

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 75,625 and 101,873 share units under the plan in the nine month periods ended September 30, 2011 and 2010, respectively. The share units were valued at $2.7 million and $2.9 million at the date of issuance in 2011 and 2010, respectively, based on the company’s stock price at the date of grant and will be recognized as compensation expense ratably over the three-year vesting period. Share based compensation expense attributable to share units of $0.6 million and $0.7 million was recognized in the three month periods ended September 30, 2011 and 2010, respectively. Share based compensation expense attributable to share units of $2.3 million and $2.5 million was recognized in the nine month periods ended September 30, 2011 and 2010, respectively. Share based compensation expense recognized in the three and nine month periods ended September 30, 2011 and 2010 included expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period.

A summary of share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2011	473,438	$22.43

Granted	75,625	43.12

Vested	(205,720)	22.61

Terminated/cancelled	(27,529)	24.91

Issued and unvested at September 30, 2011	315,814	27.04

11.	Pensions

The following table presents the components of the company’s net pension expense.

	(dollars in millions)
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Service cost	$2.2	$2.1	$7.1	$6.4
Interest cost	10.6	11.6	33.1	35.0
Expected return on plan assets	(17.8)	(15.4)	(52.8)	(46.2)
Amortization of net unrecognized loss	6.6	4.5	17.8	13.4
Amortization of prior service cost	(0.2)	(0.2)	(0.6)	(0.7)

Ongoing expense	1.4	2.6	4.6	7.9
Curtailment/settlement credit	(0.6)	-	(0.6)	-

Defined benefit plan expense	$0.8	$2.6	$4.0	$7.9

The company made contributions totaling $30.6 million in 2010. The company made contributions totaling $175.0 million in the nine months ended September 30, 2011. The company does not anticipate making any additional contributions this year, nor in the next few years. Included in the table above is $0.6 million and $0 of defined benefit plan expense associated with the company’s discontinued operations for the three months ended September 30, 2011 and 2010, respectively and $1.6 million and $0 of defined benefit plan expense associated with the company’s discontinued operations for the nine months ended September 30, 2011 and 2010, respectively.

12.	Operations

Historically, the company had been comprised of two reporting segments: Water Products and EPC. On August 22, 2011, the company sold EPC. The following table presents additional information about the company’s continuing operations.

	(dollars in millions)
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net sales
Water Products	$412.0	$377.4	$1,234.7	$1,119.1
Operating earnings
Water Products(1),(2),(3),(4)	$39.9	$37.6	$138.1	$89.3
Corporate income (expenses)(5)	2.4	(12.6)	(17.2)	(38.6)
Interest expense	(2.5)	(1.7)	(6.4)	(5.0)

Earnings before income taxes	39.8	23.3	114.5	45.7
Provision for income taxes	12.9	7.1	34.8	9.1

Earnings from continuing operations	$26.9	$16.2	$79.7	$36.6

(1) Includes equity loss in joint venture of	$-	$-	$-	$0.1
(2) Includes flood expense of	-	-	-	34.2
(3) Includes settlement income of	-	-	11.2	-
(4) Includes Canadian warranty expense of	-	-	8.2	-
(5) Includes unrealized net gain on investments of:	16.4	-	20.1	-

13.	Fair Value Measurements

The company adopted ASC 820 Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards (SFAS) 157) on January 1, 2008. ASC 820, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Continuing assets and liabilities measured at fair value are based on the market approach which are prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

13.	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis are as follows:

	(dollars in millions)
Fair Value Measurement Using	September 30, 2011	December 31, 2010
Quoted prices in active markets for identical assets (Level 1)	$129.8	$0.6
Significant other observable inputs (Level 2)	25.9	0.8

Total net derivative contracts	$155.7	$1.4

There were no changes in our valuation techniques used to measure fair values on a recurring basis as a result of adopting ASC 820.

14.	Derivative Instruments

ASC 815 Derivatives and Hedging (formerly SFAS 133), as amended, requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as a part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the company must designate the hedging instrument, based upon the exposure hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

The company designates that all of its hedging instruments, except for its equity collar contract relating to RBC shares, are cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (OCI), net of tax, and is reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The amount by which the cumulative change in the value of the hedge more than offsets the cumulative change in the value of the hedged item (i.e., the ineffective portion) is recorded in earnings, net of tax, in the period the ineffectiveness occurs.

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

14	Derivative Instruments (continued)

The after-tax gain of the effective portion of the contracts of $0.2 million as of September 30, 2011 was recorded in accumulated other comprehensive loss, and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The effective portion of the contracts will be reclassified within one year. Contracts related to the company’s discontinued operations that expire after the closing date no longer qualified for hedge accounting; therefore, the change in valuation from January 1, 2011 through August 22, 2011 was minimal and was recorded in earnings from discontinued operations. Commodity hedges outstanding at September 30, 2011 are comprised of a total of approximately 0.6 million pounds of copper.

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

The majority of the amounts in accumulated other comprehensive loss for cash flow hedges is expected to be reclassified into earnings within one year and all of the hedges will be reclassified into earnings no later than September 9, 2013. Contracts related to the company’s discontinued operations that expire after the closing date no longer qualified for hedge accounting; therefore, the change in valuation from January 1, 2011 through August 22, 2011 of $3.2 million was recorded as income in earnings from discontinued operations.

The following table summarizes, by currency, the contractual amounts of the company’s foreign currency forward contracts for continuing operations.

September 30 (dollars in millions)	2011		2010
	Buy	Sell	Buy	Sell
Euro	$7.8	$1.8	$1.6	$2.6
Canadian dollar	-	40.4	-	35.8
Mexican peso	14.4	-	13.4	-

Total	$22.2	$42.2	$15.0	$38.4

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

14.	Derivative Instruments (continued)

loss, net of tax, until the underlying transaction was recorded in earnings. When the hedged item was realized, gains or losses were reclassified from accumulated other comprehensive loss to the statement of earnings. The assessment of effectiveness for the interest rate swap was based on changes in floating rate interest rates. This swap was determined to be perfectly effective.

Equity Collar Contract

As discussed in Note 3, on August 22, 2011, the company sold EPC to RBC and received 2.83 million RBC shares. The RBC share price appreciated in the first quarter of 2011 during which the company purchased an equity collar contract for fifty percent of the RBC shares to protect a portion of that appreciation. The put strike price of the equity collar is $63.29 and the call strike price of the collar is $77.32. The RBC share price on September 30, 2011 was $45.38. The collar does not qualify for hedge accounting and therefore is adjusted to fair value on a quarterly basis through earnings from continuing operations. The company is required to make cash or stock deposits on unrealized losses on the equity collar that exceed $25.0 million. The collar expires in March 2012. The mark to market accounting for the RBC shares and hedge will continue until the equity collar contract expires in March 2012.

Fair value of derivatives designated as hedging instruments under ASC 815 in continuing operations:

		Fair Value
(dollars in millions)	Balance Sheet Location	September 30, 2011	December 31, 2010

Commodities contracts	Accrued liabilities	$(0.3)	$-
	Other current assets	-	0.8
Foreign currency contracts	Accrued liabilities	(1.2)	(0.5)
	Other current assets	2.4	1.1

Total derivatives designated as hedging instruments		$0.9	$1.4

Fair value of derivative not designated as a hedging instrument under ASC 815 in continuing operations:

		Fair Value
(dollars in millions)	Balance Sheet Location	September 30, 2011	December 31, 2010

Equity collar contract	Investments	$26.1	$-

Total derivatives not designated as hedging instruments		$26.1	$-

14.	Derivative Instruments (continued)

The effect of derivatives designated as hedging instruments under ASC 815 on the Statement of Earnings for continuing and discontinued operations:

Quarter ended September 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of (loss)/gain recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)		Location of gain/(loss) recognized in earnings on derivative (ineffective portion)	Amount of gain recognized in earnings on a derivative (ineffective portion)
	2011	2010		2011	2010		2011	2010
Commodities contracts	$(2.8)	$6.8	Cost of products sold	$0.1	$0.1	Cost of products sold	$-	$-
			Earnings from discontinued EPC operations	1.0	1.8	Earnings from discontinued EPC operations	-	0.2
			Gain on sale of EPC	1.8	-
Foreign currency contracts	(0.1)	3.5	Cost of products sold	-	0.1	N/A	-	-
			Earnings from discontinued EPC operations	2.0	2.2	Earnings from discontinued EPC operations	-	-
			Gain on sale of EPC	5.2	-
Interest rate swap contract	-	-	Interest expense	-	(0.3)	N/A	-	-

	$(2.9)	$10.3		$10.1	$3.9		$-	$0.2

Derivatives not designated as a hedging instrument under ASC 815	Location of gain recognized in earnings from continuing operations on derivative	Amount of gain recognized in earnings from continuing operations on derivative
		2011	2010
Equity collar contract	Other income -net	$22.4	$-

14.	Derivative Instruments (continued)

Year to date September 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of (loss)/gain recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)		Location of gain/(loss) recognized in earnings on derivative (ineffective portion)	Amount of gain recognized in earnings on a derivative (ineffective portion)
	2011	2010		2011	2010		2011	2010
Commodities contracts	$(3.0)	$4.5	Cost of products sold	$-	$0.7	Cost of products sold	$-	$-
			Earnings from discontinued EPC operations	7.0	8.4	Earnings from discontinued EPC operations	0.1	0.2
			Gain on sale of EPC	1.8	-
Foreign currency contracts	4.9	9.3	Cost of products sold	0.1	0.6	N/A	-	-
			Earnings from discontinued EPC operations	6.9	5.9	Earnings from discontinued EPC operations	-	-
			Gain on sale of EPC	5.2	-
Interest rate swap contract	-	-	Interest expense	-	(0.9)	N/A	-	-

	$1.9	$13.8		$21.0	$14.7		$0.1	$0.2

Derivatives not designated as a hedging instrument under ASC 815	Location of gain recognized in earnings from continuing operations on derivative	Amount of gain recognized in earnings from continuing operations on derivative
		2011	2010
Equity collar contract	Other income - net	$26.1	$-

15. Income Taxes

The effective tax rates for the three and nine months ended September 30, 2011 were 32.4 percent and 30.4 percent, respectively. The company estimates that the tax rate for full year of 2011 will be slightly higher than the first nine months of 2011. The effective tax rates for the three and nine months ended September 30, 2010 were 30.5 percent and 28.0 percent, respectively excluding a discrete $13.3 million tax benefit related to the $34.2 million charge for flood related expenses in the three months ended June 30, 2010. The increase in the effective rates for 2011 was due to proportionately higher domestic earnings which are taxed at higher rates. The full year effective tax rate in 2010 of 23.3 percent resulted from lower domestic earnings as a result of flood related expense.

As of September 30, 2011 the company had $2.9 million of unrecognized tax benefits of which $2.3 million would affect its effective tax rate if recognized. As of December 31, 2010, the company had $2.7 million of unrecognized tax benefits of which $2.2 million would affect its effective tax rate if recognized. The company recognizes potential interest and penalties related to unrecognized tax benefits as a component of tax expense.

15.	Income Taxes (continued)

During the three months ended September 30, 2011 the company provided additional taxes related to its assertion that certain foreign earnings are not permanently reinvested. For those earnings deemed not permanently reinvested, the company has accrued additional tax of $60.0 million to cover the estimated tax cost of repatriating those earnings in the future. Such earnings resulted from the sale of EPC and as a result, the $60.0 million of taxes has been recorded as part of the gain on sale of EPC discontinued operations.

The company’s U.S. federal tax returns for 2008-2010 are subject to audit. The company is subject to state and local audits for tax years 2004-2010. The company is also subject to non-U.S. income tax examinations for years 2004-2010.

16.	Ashland City, TN Facility Flood

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

As of September 30, 2010, the company recorded flood related expense of $34.2 million, net of insurance proceeds, consisting of the following:

(dollars in millions)
Repair or write off of buildings and equipment	$36.2
Net inventory loss	15.7
Site cleanup and restoration	14.3

66.2
Less: insurance proceeds	32.0

Total flood related expense	$34.2

Note: Actual full year 2010 flood related amounts differ from this disclosure due to adjustments recorded in the fourth quarter of 2010.

The buildings and equipment of the Ashland City, TN plant sustained damages due to the severe flooding. As of September 30, 2010, restoration of certain manufacturing equipment and office space was still in process. The carrying value of fixed assets destroyed in the flood that was written off totaled $13.7 million. An additional $22.5 million was expensed to repair and refurbish damaged equipment to pre-flood condition.

The net inventory written off as of September 30, 2010 totaled $15.7 million, which included the cost of raw materials, work-in-process and finished good inventories that were not able to be used or sold due to flood damage.

Site cleanup and restoration began as soon as the flood waters subsided. The company engaged outside contractors to pump out water and clean and sanitize the facilities and the grounds of the manufacturing facility prior to access by company personnel. Employees normally engaged in the production of water heaters were utilized in the cleanup and repair of the facility and equipment, assessment and recovery of inventories and other aspects of the site restoration. Internal and external costs associated with site restoration and cleanup totaled $14.3 million as of September 30, 2010.

16.	Ashland City, TN Facility Flood (continued)

Insurance proceeds

In 2010, the company maintained property damage and business interruption insurance coverage applicable to its Ashland City, TN plant totaling $30 million. The company also has federal flood insurance policies and $2.0 million was recovered. As of September 30, 2010 the company had received insurance proceeds of $32.0 million.

Government Assistance

In addition, the company sought assistance from the State of Tennessee as well as local governmental agencies as incentive to reinvest in the Ashland City facility. Those incentives were in the form of grants, tax credits and the purchase of certain property. When completed, the benefits, collectively, totaled approximately $7 million in 2010, of which $1.4 million was recorded in cost of goods sold in the third quarter of 2010.

17.	Settlement

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

Also in the second quarter of 2011, the company recorded an $8.2 million warranty provision to reflect an estimate of expenses that it will likely incur in the future related to a similar component concern in Canada. On June 14, 2011, the company commenced legal action in the United States District Court for the Eastern District of Missouri against certain suppliers seeking recovery of increased costs and damages that the company incurred or will incur due to the issue in Canada. The company has not recorded any adjustments to its provision due to the early status of the legal action.

18.	Investment in RBC Shares

As discussed in Note 3, the company received 2.83 million of RBC shares as a part of the proceeds of its sale of EPC to RBC. The value of those shares at September 30, 2011 was $128.6 million. One half of the RBC shares are classified as available for sale securities and are recorded at fair value with the unrealized after-tax loss of $3.7 million included in other comprehensive loss. The company purchased an equity collar contract for the remaining half of the RBC shares that are classified as trading securities. The shares are recorded at fair value with the unrealized pretax loss of $6.0 million included in earnings and classified as other (income) expense–net, in the condensed consolidated statements of earnings. See Note 14 for further discussion regarding the collar. The RBC shares that the company received are not currently freely saleable under U.S. securities laws. On August 22, 2011, the company and RBC entered into a Shareholder Agreement that, among other things, provides that RBC will register such shares with the SEC so that such shares will be freely saleable. The company anticipates the shares will be registered by November 15, 2011.

19.	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present components

19. Recent Accounting Pronouncements (continued)

of other comprehensive income as part of the statement of shareholders’ equity. ASU 2011-05 will be effective for the quarter ending March 31, 2012. The adoption of this guidance will have no impact on the company’s financial condition or results of operations but will impact the presentation of the financial statements. The company is currently evaluating the presentation options.

In September 2011, the FASB issued ASU No. 2011-08, “Testing of Goodwill for Impairment (Topic 350)”. ASU No. 2011-08 allows companies to assess qualitative factors to determine whether the two-step quantitative goodwill impairment test needs to be performed. Under the option, an entity no longer would be required to calculate the fair value of a reporting unit unless it determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU may change how a company tests goodwill for impairment but should not change the timing or measurement of goodwill impairments. The ASU is effective for fiscal years beginning after December 15, 2011. The company is currently reviewing the standard for applicability.

PART I - FINANCIAL INFORMATION

ITEM 2 -         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

A. O. Smith Corporation is a leading manufacturer of water heating equipment, serving a diverse mix of residential, commercial and industrial end markets principally in North America and China. Historically, our company has been comprised of two reporting segments: Water Products and EPC. On August 22, 2011, we sold EPC to RBC for $752.5 million in cash, including working capital adjustments, and 2.83 million RBC common shares. Due to the sale, EPC has been reflected as discontinued operations in the accompanying financial statements for all periods presented. Our Water Products business manufactures and markets a comprehensive line of residential gas and electric water heaters and boilers, standard and specialty commercial water heating equipment including boilers, high efficiency copper tube boilers, water treatment products and water system tanks. In 2010, sales for our Water Products segment were $1,489.3 million and discontinued operations sales for EPC were $701.8 million.

Sales of water heater operations in China grew approximately 17 percent in the third quarter of 2011. We expect water heater sales in China to continue to grow at a rate of two to three times the growth in China gross domestic product (GDP) as geographic expansion, new store openings and new product introductions contribute to our growth. Additionally, our recently acquired Lochinvar boiler business (more completely described below) added approximately $21 million to our sales in the third quarter. The North American residential and commercial markets for our Water Products segment have been impacted for the last several quarters by the relatively low number of housing starts and lack of commercial construction activity, although we expect a significant portion of our sales will continue to be for replacement. We expect the North American residential water heater industry’s unit growth to be essentially flat for the total year and a modest increase in commercial industry units.

We intend to take advantage of our strong balance sheet and the remaining proceeds from the sale of EPC to focus on a number of water related strategic initiatives. We will look to grow our core residential and commercial water heating and water treatment businesses in fast-growing geographic markets. We will continue to pursue acquisitions in China and India to leverage our brand and distribution capabilities as well as in markets such as Africa, Southeast Asia and South America. We will also explore the suitability of using our existing manufacturing platforms in China and India to export to smaller, yet fast growing, markets in Africa, the Middle East and Southeast Asia. We also intend to expand our core product line by looking at acquisitions, joint ventures or other business relationships that will allow us to expand our product offerings of boilers, heat pumps and other high efficiency products. Finally, we will pursue opportunities in new and unique technologies as well as water-themed adjacencies that will be attractive to our customers and channel partners and will leverage our core competencies to create shareholder value.

Consistent with our stated strategy to expand our core product offering with new technologies, on August 26, 2011, we purchased Lochinvar for approximately $418 million plus an earnout of up to $35 million if certain revenue objectives are achieved by November 2012. Lochinvar, one of the leading manufacturers of commercial and residential boilers in the United States, fits squarely within our stated strategic growth initiative to expand our core water heating business. Lochinvar’s sales for the twelve months ended June 30, 2011 were approximately $200 million and have grown at an eight percent compound annual growth rate over the last five years. The boiler market in the U.S. has been transitioning to higher efficiency, condensing boilers for the last several years. Last year, about 25 percent of boilers sold in the U.S. were condensing boilers, compared with five percent eight years ago. Lochinvar is a leading manufacturer of condensing boilers as well an innovator of new, higher efficiency boilers. We expect the transition in the U.S. to higher efficiency boilers will continue into the foreseeable future and, as a result, we expect sales of Lochinvar’s products will likely continue to grow at a rate of approximately eight percent over the next several years. We paid the purchase price for Lochinvar using a combination of cash on hand and amounts that we borrowed under our $425 million credit facility.

RESULTS OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF 2011 COMPARED TO 2010

Our sales from continuing operations for the third quarter of 2011 were $412.0 million or 9.2 percent higher than sales of $377.4 million in the third quarter of 2010. Sales from continuing operations for the first nine months of 2011 were $1,234.7 million or 10.3 percent higher than sales of $1,119.1 million in the same period of 2010. The sales increases for both the third quarter and first nine months of 2011 included $20.8 million of sales from our Lochinvar acquisition completed on August 26, 2011, higher sales in China and India, higher sales of gas instantaneous products in North America and global pricing actions related to higher steel costs. The sales increase in the third quarter was partially offset by a reduction in residential and commercial water heater volumes in the U.S.

Our gross profit margin in the third quarter of 2011 increased to 28.8 percent from 28.4 percent in the third quarter of 2010 due primarily to the addition of relatively higher margin sales from our Lochinvar acquisition. The gross profit margin for the first nine months of 2011 declined to 29.0 percent from 29.5 percent in the same period of 2010. The lower margin in 2011 was due mostly to higher material costs.

Selling, general and administrative expenses (SG&A) in the third quarter and first nine months of 2011 were higher than the same periods in 2010 by $10.3 million and $23.9 million, respectively. The increase in SG&A in both the third quarter and first nine months of 2011 was due to higher selling and advertising costs in support of increased volume in China, $4.4 million of professional fees and expenses associated with the Lochinvar acquisition, and $4.2 million of additional expense from Lochinvar.

Interest expense for the third quarter and first nine months of 2011, net of the amount allocated to discontinued operations, increased by $0.8 million and $1.4 million, respectively. Included in the increased interest was $0.6 million associated with the debt incurred relative to the Lochinvar acquisition with the remainder of the increase being attributable to higher interest rates.

We have significant pension benefit costs and credits that we developed from actuarial valuations. The valuations reflect key assumptions regarding among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. 2011 pension expense was based on a 5.35 percent discount rate and an expected return on plan assets of 8.75 percent until August 22, 2011 when pension expense was remeasured due to the sale of EPC. The remeasurement was based on a 4.8 percent discount rate and a 0.0 percent return on plan assets in 2011 and a reduction in the number of participants accruing future benefits. The discount rate and expected rate of return used to determine net periodic costs in 2010 were 5.8 percent and 8.75 percent, respectively. Pension expense for continuing operations for the first nine months of 2011 was $2.4 million or $5.5 million lower than the first nine months of 2010. Total pension expense for 2011 is expected to be $3.3 million compared to $10.5 million in 2010. Our pension costs are reflected in cost of products sold and S,G&A.

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

Our effective tax rates for the third quarter and first nine months of 2011 were 32.4 percent and 30.4 percent, respectively. The 2010 third quarter effective rate was 30.5 percent and the effective rate for the first nine months of 2010 excluding the impact of the flood expense was 28.0 percent. The increase in the effective rates for 2011 was due to proportionately higher domestic earnings which are taxed at higher rates.

Water Products

Sales activity for Water Products was discussed in the first paragraph of the Results of Operations.

Third quarter operating earnings of Water Products were $39.9 million or $2.3 million higher than the third quarter of 2010. The third quarter of 2011 includes $3.0 million of operating profit contributed by our Lochinvar business. 2011 third quarter earnings from higher sales in Asia and gas instantaneous water heaters in North America were more than offset by lower residential and commercial water heater volumes in the U.S. Operating earnings for the first nine months of 2011 were $138.1 million or $48.8 million higher than the same period in 2010 which included $34.2 million for flood related expense. The first nine months of 2011 included an $11.2 million pretax gain for recovery of costs and damages associated with a legal settlement relating to an issue with a component part supplied by one of our vendors. This gain is reflected in the “Restructuring, impairment and settlement income, net” line in the accompanying financial statements. The $11.2 million pretax gain was partially offset by $8.2 million of product warranty expense associated with a similar component issue in Canada and recorded as cost of products sold in the second quarter of 2011. The increased operating earnings in the first nine months of 2011 when compared to the same period in 2010 excluding the above items were due primarily to higher sales and $3.0 million of Lochinvar operating profits.

Discontinued Operations

We closed on the sale of EPC to RBC on August 22, 2011 and received $752.5 million which included an estimated working capital adjustment and net of commissions and other sale related expenses paid. We also received 2.83 million RBC common shares. The RBC share prices appreciated in the first quarter of 2011 during which we purchased an equity collar contract for fifty percent of the shares to protect a portion of the appreciation. At the end of the third quarter, the contract was marked to market under accounting rules, resulting in a $26.1 million pretax gain inclusive of the $3.7 million gain recorded in the first half of 2011, and a gain of $22.4 million in the third quarter. The market price of the RBC shares we received decreased by $4.23 per share from the date of the sale until the end of the third quarter resulting in a $6.0 million pretax loss on the fifty percent of shares covered by the collar contract. The unrealized loss on the RBC shares not covered by the contract was reflected on an after-tax basis in other comprehensive loss. The resulting net gain on RBC share activity of $16.4 million and $20.1 million in the third quarter and first nine months of 2011, respectively, is recorded as corporate income in other (income) expense – net, from continuing operations. The equity collar contract expires in March 2012.

Year-to-date after tax earnings related to our discontinued EPC operations were $193.9 million or $4.16 per share and were comprised of operating earnings of $43.6 million or $0.93 per diluted share and a gain on sale of $150.3 million or $3.23 per share. The operating earnings are reflected through August 22, 2011, at which time we closed on the sale of the EPC.

Outlook

We believe the integration of Lochinvar is progressing very well and are pleased with the strong Lochinvar team and best-in-class operations. We expect earnings accretion in 2011 from Lochinvar to be approximately $0.04 per share, which includes approximately $0.14 per share in earnings from operations partially offset by approximately $0.10 in non-recurring purchase accounting charges and professional fees related to the acquisition. We expect U.S. volumes will recover and we expect a pre-buy of commercial water heaters by our Southern California customers to occur in the fourth quarter of 2011 as a result of an air quality regulatory standard scheduled to take effect on January 1, 2012. We have increased our full year 2011 guidance and now expect earnings to be between $2.00 and $2.10 per share, which incorporates a net benefit from Lochinvar of $0.04 per share. This range excludes the potential impact from any future acquisitions, the settlement and addition to the warranty reserve announced earlier this year and the impact of the hedged RBC shares.

Liquidity & Capital Resources

Our working capital for continuing operations was $765.5 million at September 30, 2011, $556.0 million greater than at December 31, 2010. The higher working capital was primarily due to the receipt of cash and RBC shares from the sale of EPC, which closed in the third quarter, less the cash used in the acquisition of Lochinvar. Additionally, working capital related to the purchase of Lochinvar as well as an increase to our deferred tax asset related to the expected tax deduction associated with the pension contribution made during the first nine monthsf of 2011 contributed to the increase in working capital.

Cash used by operating activities for continuing operations during the first nine months of 2011 was $67.9 million compared with $36.6 million provided during the same period last year. Pension contributions in the amount of $175 million made in the first half of 2011 were the primary reason for the larger use of cash in 2011 as compared with 2010. For the total year 2011, we expect our cash provided by operating activities to be approximately $10 to $15 million as a result of a sizable tax benefit associated with the pension contributions which will be realized when we pay our taxes associated with the gain on the sale of EPC. We are expecting our tax payments in December 2011 to be approximately $105 million.

Our capital expenditures for continuing operations totaled $36.7 million during the first nine months of 2011, compared with $37.2 million spent one year ago. We are projecting 2011 capital expenditures to be approximately $60 million, including approximately $20 million to support capacity expansion in China. We expect full year depreciation and amortization to be approximately $45 million.

In November 2010, we completed a $425 million multi-currency credit facility with eight banks which expires in November 2013. The facility has an accordion provision which allows it to be increased up to $525 million if certain conditions (including lender approval) are satisfied. Interest rates on borrowings under the facility are in part based upon our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants during the entire quarter ending September 30, 2011.

The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt. At September 30, 2011, we had available borrowing capacity of $132.0 million under this facility. We believe the combination of available borrowing capacity, cash and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt increased $133.9 million from $261.0 million at December 31, 2010 to $394.9 million at September 30, 2011, primarily as a result of the purchase of Lochinvar. Our leverage, as measured by the ratio of total debt to total capitalization, was 26 percent at the end of the quarter, compared with 23 percent at the end of last year.

Our pension plan continues to meet all funding requirements under ERISA regulations. We contributed $175.0 million to the plan in the first nine months of 2011, and we do not expect to make further contributions this year, nor in the next few years.

GSW, Inc. operated a captive insurance company to provide product liability and general liability insurance to its subsidiary, American Water Heater Company. We decided to cover American’s liability exposures with our existing insurance programs and operate the captive in runoff effective July 1, 2006. The reinsurance company restricts the amount of capital which must be maintained by the captive. At September 30, 2011, the restricted amount was $12.0 million and is included in other non-current assets. The restricted assets are invested in money market securities.

In December 2010, our board of directors ratified its authorization of a stock repurchase program in the amount of 1.5 million shares of our common stock. During the first quarter of 2011, we repurchased 136,200 shares at an average price of $42.19 per share and a total cost of $5.7 million. No additional shares were repurchased in the second or third quarter of 2011. Due to our recent share price volatility, we may buy back shares.

On October 10, 2011, our board of directors declared a regular cash dividend of $0.16 per share on our common stock and Class A common stock. The dividend is payable on November 15, 2011 to shareholders of record on October 31, 2011.

Critical Accounting Policies

The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2010. We believe that at September 30, 2011 there has been no material change to this information.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2010, we are exposed to various types of market risks, including currency and certain commodity risks. Our quantitative and qualitative disclosures about market risk related to currency and certain commodity risks have not materially changed since that report was filed. As a result of the sale of EPC to RBC, we are exposed to investment risk associated with the RBC shares and the related equity collar contract. We monitor our currency, commodity and investment risks on a continuous basis and generally enter into forward and futures contracts to minimize these exposures. The majority of the contracts are for periods of less than one year. Our company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

During the quarter ended September 30, 2011, we acquired Lochinvar, a privately held manufacturer of high-efficiency boilers used in commercial and residential hydronic heating and hot water applications. Our company has not yet completed an evaluation of the effectiveness of internal controls over financial reporting and Lochinvar will not be in scope in 2011.

Other than the item described above, there have been no significant changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: difficulties in integrating the Lochinvar acquisition or achieving the disclosed accretion, cost synergies and/or global expansion opportunities related to the acquisition; weakening in the high efficiency boiler market or slowdown in the transition from non-condensing to condensing boilers; the ability to execute our acquisition strategy; significant volatility in raw material prices; competitive pressures on the company’s businesses; inability to implement pricing actions; instability in the company’s water products markets; further weakening in housing construction; further weakening in commercial construction; timing of any recoveries in housing or commercial construction; a slowdown in the Chinese economy; adverse general economic conditions and capital market deterioration; and the fluctuations of investments held by the Company. Forward-looking statements included in this filing are made only as of the date of this filing, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Except as discussed herein in Part 1, Note 17 “Settlement,” there have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 16 of the Notes to Consolidated Financial Statements in the company’s Form 10 - K Report for the year ended December  31, 2010, which is incorporated herein by reference.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 14, 2007, the company’s board of directors approved a new stock repurchase program authorizing the purchase of up to 1,500,000 shares of the company’s common stock, and in December 2010, our board of directors ratified that authorization. This stock repurchase authorization remains effective until terminated by the company’s board of directors. The following table sets forth the number of shares of common stock the company repurchased during the quarter ended September 30, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 1 – July 31, 2011	-	-	-	1,363,800
August 1 – August 31, 2011	-	-	-	1,363,800
September 1 – September 30, 2011	-	-	-	1,363,800

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Refer to the Exhibit Index on page 33 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

November 8, 2011	/s/Daniel L. Kempken
Daniel L. Kempken
Vice President and Controller

November 8, 2011	/s/John J. Kita
John J. Kita
Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated as of July 18, 2011, by and among A. O. Smith Corporation, the shareholders of Lochinvar Corporation and Lochinvar Limited, and William L. Vallett, Jr., as Sellers’ Representative (incorporated by reference to A. O. Smith Corporation’s Current Report on Form 8-K dated July 18, 2011 (Commission File No. 1-475)).*

2.2	Shareholder Agreement, dated August 22, 2011, between A. O. Smith Corporation and Regal Beloit corporation (incorporated by reference to A. O. Smith Corporation’s Current Report on Form 8-K dated August 22, 2011 (Commission File No. 1-475)).

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are furnished herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2011, and December 31, 2010 (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010 (iv) the Notes to Condensed Consolidated Financial Statements

*

Certain schedules are omitted pursuant to Item 601(b)(2) of Regulation S-K. A. O. Smith Corporation agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.