Form 10-K
period 2011-12-31
SMITH A O CORP
filed 2012-02-27
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                  to                 .

Commission File Number 1-475

A. O. Smith Corporation

(Exact name of registrant as specified in its charter)

Delaware	39-0619790
(State of Incorporation)	(I.R.S. Employer Identification No.)

11270 West Park Place, Milwaukee, Wisconsin	53224-9508
(Address of Principal Executive Office)	(Zip Code)

(414) 359-4000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Shares of Stock Outstanding January 31, 2012	Name of Each Exchange on Which Registered
Class A Common Stock (par value $5.00 per share)	6,679,997	Not listed

Common Stock (par value $1.00 per share)	39,266,453	New York Stock Exchange

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

☑Yes    ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

☐Yes    ☑No

The aggregate market value of voting stock held by non-affiliates of the registrant was $37,497,159 for Class A Common Stock and $1,586,129,826 for Common Stock as of June 30, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

1.

Portions of the company’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference in Part III).

A. O. Smith Corporation

Index to Form 10-K

Year Ended December 31, 2011

PART 1

ITEM 1 - BUSINESS

We are a leading manufacturer of water heaters and boilers, serving a diverse mix of residential and commercial end markets principally in the United States with a strong and growing international presence. During the fourth quarter of 2011 we reorganized our management reporting structure to reflect our current business activities and reconsidered our reporting segments. Historical information has been revised to reflect our new structure. Our company is comprised of two reporting segments: North America and Rest of World. Both segments manufacture and market comprehensive lines of residential gas, gas tankless, oil and electric water heaters and commercial water heating equipment. Both segments primarily serve their respective regions of the world. The North America segment also manufactures and markets specialty commercial water heating equipment, condensing and non-condensing boilers and water systems tanks. The Rest of World segment also manufactures and markets water treatment products, primarily for Asia.

On August 22, 2011, we sold our Electrical Products business (EPC) to Regal Beloit Corporation (RBC) for approximately $760 million in cash and approximately 2.83 million shares of RBC common stock valued at $140.6 million as of that date. Due to the sale, EPC has been reflected as a discontinued operation in the accompanying financial statements for all periods presented. For further information about EPC, see Note 2 to the Consolidated Financial Statements.

The following table summarizes our sales from continuing operations. This summary and all other information presented in this section should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, which appear in Item 8 in this document.

	Years Ended December 31 (dollars in millions)
	2011	2010	2009	2008	2007
North America	$1,289.5	$1,155.4	$1,135.9	$1,245.1	$1,263.5
Rest of World	455.6	368.9	256.5	223.0	175.2
Inter-segment Sales	(34.6)	(35.0)	(17.4)	(16.8)	(15.6)

Total Sales	$1,710.5	$1,489.3	$1,375.0	$1,451.3	$1,423.1

NORTH AMERICA

In our North America segment, sales increased 11.6 percent or $134.1 million in 2011 compared with the prior year. On August 26, 2011, we acquired Lochinvar Corporation, of Lebanon, Tennessee (Lochinvar) which added $75.9 million to sales. The impact of the Lochinvar acquisition and pricing actions related to higher raw material costs represent the majority of the increase in sales from the prior year.

We serve residential and commercial end markets in North America with a broad range of products including:

Gas, gas tankless, oil and electric water heaters. Our residential and commercial water heaters come in sizes ranging from 2.5 gallon (point-of-use) models to 594 gallon appliances with varying efficiency ranges. We offer electric, natural gas, oil and liquid propane models as well as solar tanks and gas tankless units for today’s energy efficient homes. North American residential water heater sales in 2011 were approximately $875 million or 67.9 percent of North America revenues. Typical applications include residences, restaurants, hotels and motels, laundries, car washes and small businesses.

Boilers. Our residential and commercial boilers range in size from 45,000 British Thermal Units (BTUs) to 3.5 million BTUs. Our commercial boilers are used primarily in space heating applications including buildings, hospitals, schools, hotels and other large commercial buildings.

Other. Our North America segment also manufactures copper-tube boilers and expansion tanks, commercial solar systems, swimming pool and spa heaters, and related products and parts.

A significant portion of the segment’s business is derived from the replacement of existing products, and we believe that the sale of products to the North America residential new housing construction market since 2008 represents less than ten percent of the segment’s total residential water heater sales.

We are the largest manufacturer and marketer of water heaters in North America, and we have a leading share in both the residential and commercial markets. As the leader in the residential water heating market, we offer an extensive line of high-efficiency gas and electric water heaters and boilers. In the commercial market, we believe our comprehensive product line, including boilers, as well as our high-efficiency products, give us a competitive advantage in this higher margin portion of the water heating industry.

Our wholesale distribution channel includes more than 1,100 independent wholesale plumbing distributors with more than 4,400 selling locations serving residential and commercial end markets. We also sell our residential water heaters through the retail channel. In this channel, our customers include five of the seven largest national hardware and home center chains, including long-standing exclusive branding relationships with both Lowe’s Companies, Inc. and Sears, Roebuck and Co. Our boiler distribution channel is comprised of manufacturer representative firms.

We acquired Lochinvar for approximately $421 million plus an earnout of up to $35 million if certain objectives are achieved by November 2012. Lochinvar is one of the leading manufacturers of residential and commercial boilers in the United States. Lochinvar’s sales for the twelve months ended November 30, 2011 (Lochinvar’s former fiscal year end), were approximately $200 million and have grown at an eight percent compound annual growth rate over the last five years. Lochinvar is a leader in the manufacture of high-efficiency, hydronic boilers used in commercial and residential applications, and in the manufacture of commercial and industrial water heaters.

On July 1, 2010, we acquired the rights from Takagi Industrial Co., Ltd. of Fuji-City, Shizuoka, Japan (Takagi), to market tankless water heaters in North America and entered into a long-term agreement with Takagi to supply tankless water heaters. As part of the venture, we took over the management of Takagi’s North American sales and distribution organization. Through this venture, we offer a full line of gas tankless water heaters under our own brands in association with the Takagi brand.

Our energy efficient product offerings continue to be a growing driver of our business. Our Cyclone product family continues to be the preferred choice for commercial customers looking for high efficiency water heating with a short payback period through energy savings. We now offer the iCOMM remote monitoring service that allows customers to view their Cyclone water heaters’ operation via the internet allowing them to track the energy usage and savings. In 2010, we introduced residential solar and heat pump water heaters in the U.S. as well as other higher efficiency water heating solutions to round out our energy efficient product offerings.

We sell our water heating products in highly competitive markets. We compete in each of our targeted market segments based on product design, quality of products and services, performance and price. Our principal water heating and boiler competitors in the U.S. include Rheem, Bradford-White, Aerco, Weil-McLain, and HTP. Additionally, we compete with numerous other private water heater and boiler manufacturing companies.

REST OF WORLD

Sales in our Rest of World segment increased 23.5 percent, or $86.7 million compared with the prior year. A 29.0 percent increase in sales of A. O. Smith branded products in China to $371.7 million was the primary source of the increase in sales.

We entered the Chinese water heater market through a joint venture in 1995, buying out our partner three years later. Since that time, we have been aggressively expanding our presence while building A. O. Smith brand recognition in the Chinese residential and commercial markets. We believe we are one of the leading suppliers of water heaters to the residential market in China, with a broad product offering including electric, gas tankless, heat pump and solar units.

In 2008, we established a sales office in India and began importing products specifically designed for India from our Nanjing, China facility. We began manufacturing water heaters in India in the second quarter of 2010. Our sales in India more than doubled to $18.1 million in 2011 compared with the prior year.

In November 2009, we purchased 80 percent of the water treatment business of Tianlong Holding Co., Ltd. of Hong Kong, (Tianlong) and we are operating the business as A. O. Smith (Shanghai) Water Treatment Products Co. Ltd. (SWT). We manufacture, and through our current water heater distribution channels, supply water treatment products such as reverse osmosis units to the China residential and commercial markets, as well as export markets throughout the world. In the fourth quarter of 2010, we purchased the remaining 20 percent interest in Tianlong and now own 100 percent of the company.

Our primary competitor in China is Haier Appliances, a Chinese company, but we also compete with Ariston, Siemens and Midea in the electric water heater market and Rinnai and Noritz in the gas tankless water heater market. Additionally, we compete with numerous other Chinese private and state-owned water heater and water treatment companies in China. In India, we compete with Bajaj and MTS-Racold and numerous other companies.

In addition we sell water heaters to the European and Middle Eastern markets which are less than three percent of total sales.

RAW MATERIAL

Raw materials for our manufacturing operations, primarily consisting of steel, are generally available from several sources in adequate quantities. A portion of our customers are contractually obligated to accept price changes based on fluctuations in steel prices. Significant volatility in steel costs has occurred over the last several years.

RESEARCH AND DEVELOPMENT

To improve competitiveness by generating new products and processes, we conduct research and development at our Corporate Technology Center in Milwaukee, Wisconsin, our Global Engineering Center in Nanjing, China, and at our operating locations. Total expenditures for research and development in 2011, 2010 and 2009 were $42.7 million, $37.1 million and $31.0 million, respectively.

PATENTS AND TRADEMARKS

We own and use in our businesses various trademarks, trade names, patents, trade secrets and licenses. We do not believe that our business as a whole is materially dependent upon any such trademark, trade name, patent, trade secret or license. However, our trade name is important with respect to our products, particularly in China, India and the U.S.

EMPLOYEES

Our operations employed approximately 10,600 employees as of December 31, 2011, primarily non-union.

BACKLOG

Due to the short-cycle nature of our businesses, none of our operations sustain significant backlogs.

ENVIRONMENTAL LAWS

Our operations are governed by a variety of federal, foreign, state and local laws intended to protect the environment. Compliance with the environmental laws has not had and is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of our company. See Item 3.

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

The company is committed to sound corporate governance and has documented its corporate governance practices by adopting the A. O. Smith Corporate Governance Guidelines. The Corporate Governance Guidelines, Criteria for Selection of Directors, Financial Code of Ethics, the A. O. Smith Guiding Principles, as well as the charters for the Audit, Personnel and Compensation, Nominating and Governance and the Investment Policy Committees and other corporate governance materials may be viewed on the company’s website. Any waiver of or amendments to the Financial Code of Conduct or the A. O. Smith Guiding Principles also would be posted on this website; to date there have been none. Copies of these documents will be sent to stockholders free of charge upon written request of the corporate secretary at the address shown on the cover page of this Annual Report on Form 10-K.

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

The global credit and capital markets are still showing signs of stress, and threaten to stall or reverse the course of any recovery. If this were to occur it could adversely affect consumer confidence and spending patterns which could result in decreased demand for the products we sell, a delay in purchases, increased price competition, or slower adoption of energy efficient water heaters or boilers which could negatively impact our profitability and/or cash flow. In addition, a deterioration in current economic conditions, including the credit market conditions, could negatively impact our vendors and customers, which could result in an increase in bad debt expense, customer and vendor bankruptcies, interruption or delay in supply of materials, or increased material prices, which could negatively impact our ability to distribute, market and sell our products and our financial condition, results of operations and cash flows.

•	A portion of our business could continue to be adversely affected by a decline in new commercial construction

Commercial construction activity could continue the decline that began in the second half of 2008 and declined further in 2009 and 2010 before leveling off in 2011. Though we believe that the majority of the commercial business we serve is for replacement, we could also be affected by changes in the commercial construction market.

•	A portion of our business could be affected by a slowing Chinese economy

Approximately 78 percent of our growth over the past five years has occurred in China. In 2012, we are commencing construction on a facility which will expand our manufacturing capacity by 50 percent. If the Chinese economy were to experience a significant slowdown, it could adversely affect our financial condition, results of operations and cash flows.

•	A material loss, cancellation, reduction, or delay in purchases by one or more of our largest customers could harm our business

Net sales to our five largest customers represented approximately 38 percent of our 2011 net sales from continuing operations. We expect that customer concentration will continue for the foreseeable future. Our dependence on sales from a relatively small number of customers makes our relationship with each of these customers important to our business. We cannot assure that we will be able to retain our largest customers. Some of our customers may in the future shift their purchases of products to our competitors. The loss of one or more of our largest customers, any material reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or our inability to execute on pricing actions could have a material adverse effect on our financial position, results of operations and cash flows.

•	Our newly acquired Lochinvar business’ growth could stall or our stated synergies could fail to materialize resulting in lower than expected accretion from the acquisition

The compound annual growth rate of Lochinvar’s revenues has been eight percent over the past five years, largely due to the transition in the boiler industry from lower efficiency, non-condensing boilers to higher efficiency, condensing boilers and Lochinvar is a leading residential and commercial condensing boiler company. In 2003, approximately five percent of the boilers sold in the U.S. were condensing boilers and by 2010, the percentage had grown to approximately 25 percent. We expect the transition to continue, which would result in greater than ten percent growth in Lochinvar’s sales in 2012 and greater than eight percent growth in Lochinvar sales for the foreseeable future after 2012. If the transition to higher efficiency, condensing boilers stalls as a result of lower energy costs, another recession occurs or our competitors’ technologies surpassing Lochinvar’s, our growth rate could be lower than expected. In addition, we have stated that we expect to achieve synergies from the Lochinvar acquisition of $10 to $15 million in the next several years. If our growth rate slows or our synergies fail to materialize, our stated accretion from the Lochinvar acquisition in 2012 of $.40 to $.50 per share could be materially impacted.

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

•	We increasingly manufacture and sell our products outside the U.S., which may present additional risks to our business

Approximately 35 percent of our 2011 net sales was attributable to products manufactured and sold outside of the U.S., principally in China. Approximately 5,800 of our 10,600 total employees as of December 31, 2011 were located in China. At December 31, 2011, nearly $300 million of our cash balances were located in China. In 2010, we opened a manufacturing plant in India. International operations generally are subject to various risks, including political, religious, and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, the impact of foreign government regulations, the effects of income and withholding taxes, governmental expropriation, imposition or increase in withholding and other taxes on remittances and other payments by foreign subsidiaries, labor relations problems, the imposition of environmental or employment laws, or other restrictions by foreign governments and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory, and business climate could have a material adverse effect on our financial condition, results of operations and cash flows or our ability to repatriate funds to the U.S.

•	Our international operations are subject to risks related to foreign currencies

We have significant operations outside of the U.S., primarily in China and Canada and to a lesser extent India and Mexico, and therefore, hold assets, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U. S. dollar. The financial statements of our foreign subsidiaries are translated into U.S. dollars. As a result, we are subject to risks associated with operating in foreign countries, including fluctuations in currency exchange rates and interest rates, or hyperinflation in some foreign countries. Furthermore, we typically price our products in our foreign operations in local currencies. As a result, an increase in the value of the U.S. dollar relative to the local currencies of our profitable foreign subsidiaries could have a negative effect on our profitability. In addition to currency translation risks, we incur a currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or sale transaction using a currency different from the operating subsidiaries’ functional currency. The above mentioned risks in North America and Asia may hurt our ability to generate revenue and profits in those regions in the future.

•	We are subject to regulation of our international operations that could adversely affect our business and results of operations

Due to our global operations, we are subject to many laws governing international relations, including those that prohibit improper payments to government officials and restrict where we can do business, what information or products we can supply to certain countries and what information we can provide to a non-U.S. government, including but not limited to the Foreign Corrupt Practices Act and the U.S. Export Administration Act. Violations of these laws, which are complex, may result in criminal penalties or sanctions that could have a material adverse effect on our financial condition, results of operations and cash flows.

•	Our operations could be adversely impacted by material price volatility and supplier concentration

The market prices for certain raw materials we purchase, primarily steel, have been very volatile in the recent past. Significant increases in the cost of any of the key materials we purchase could increase our cost of doing business and ultimately could lead to lower operating earnings if we are not able to recover these cost increases through price increases to our customers. Historically, there has been a lag in our ability to recover increased material costs from customers, and that lag could negatively impact our profitability. In addition, in some cases we are dependent on a limited number of suppliers for some of the raw materials and components required in the manufacture of our product. A significant disruption or termination of the supply from one of these suppliers could delay sales or increase costs which could result in a material adverse effect on our financial condition, results of operations and cash flows.

•	Our business may be adversely impacted by product defects

Product defects can occur through our own product development, design and manufacturing processes or through our reliance on third parties for component design and manufacturing activities. We may incur various expenses related to product defects, including product warranty costs, product recall and retrofit costs and product liability costs. While we maintain a reserve for our product warranty costs based on certain estimates and our knowledge of current events and actions, our actual warranty costs may exceed our reserve, resulting in current period expenses and a need to increase our accruals for warranty charges. In addition, the reputation of our brand may be diminished by product defects and recalls. Further, our inability to cure a product defect could result in the failure of a product line or the temporary or permanent withdrawal from a product or market. Any of these events may have a material adverse impact on our financial condition, results of operations and cash flows.

•	Our underfunded pension plans require future pension contributions which could limit our flexibility in managing our company

Due to the significant negative investment returns in 2008 and falling interest rates in recent years, the projected benefit obligations of our defined benefit pension plans exceeded the fair value of the plan assets by approximately $138 million at December 31, 2011. Beginning in 2008, our minimum required pension contributions equal our target normal cost plus a seven year amortization of any funding shortfall, offset by any Employee Retirement Income Security Act of 1974 (ERISA) credit balance. We are forecasting that there will be no required contributions to the plan in 2012, and we do not plan to make any voluntary contributions. However, we cannot provide any assurance that contributions will not be required in the future. Among the key assumptions inherent in our actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If interest rates and actual rates of return on invested plan assets were to decrease significantly, our pension plan obligations could increase materially. The size of future required pension contributions could result in us dedicating a substantial portion of our cash flows from operations to making the contributions which could negatively impact our flexibility in managing the company.

•	We have significant goodwill and an impairment of our goodwill could cause a decline in our net worth

Our total assets include significant goodwill. Our goodwill results from our acquisitions, representing the excess of the purchase prices we paid over the fair value of the net tangible and intangible assets we acquired. We assess whether there has been impairment in the value of our goodwill during the fourth quarter of each calendar year or sooner if triggering events warrant. If future operating performance at our businesses do not meet expectations, we may be required to reflect a non-cash charge to operating results for goodwill impairment. The recognition of an impairment of a significant portion of goodwill would negatively affect our results of operations and total capitalization, the affect of which could be material. A significant reduction in our stockholders’ equity due to an impairment of goodwill may affect our ability to maintain the debt-to-capital ratio required under our existing debt arrangements. We have identified the valuation of goodwill and indefinite-lived intangible assets as a critical accounting policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies—Goodwill and Indefinite-lived Intangible Assets” included in Item 7 of this Annual Report on Form 10-K.

•	We purchased a water treatment company in late 2009 and we may encounter additional operational difficulties

We purchased 80 percent of the water treatment business of Tianlong in November 2009, and purchased the remaining 20 percent in the fourth quarter of 2010. We are operating the business as SWT. The successful operation of SWT will require substantial attention from our management which could decrease the time our management has to serve and attract customers. We cannot provide assurance that this acquisition will operate profitably or that it will be able to achieve the financial or operational success we expect from the acquisition. The progress of our water treatment business has been slower than anticipated due to a number of unforeseen challenges including lower than anticipated sales and the need to move the manufacturing facility sooner than planned. Our financial condition, results of operations and cash flows could be adversely affected if our other businesses suffer on account of the increased focus on the acquired business.

•

A substantial contribution to our financial results has come through acquisitions and we intend to grow by acquisitions using a portion of the cash proceeds from the sale of EPC, and we may not be able to identify or complete future acquisitions, which could adversely affect our future growth

Acquisitions we have made over the last several years have had a significant impact on our results of operations. While we will continue to evaluate potential acquisitions and we intend to use a portion of the cash proceeds from the sale of EPC for future acquisitions, we may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, utilize cash flows from operations, obtain regulatory approval for certain acquisitions, or otherwise complete acquisitions in the future. If we complete any future acquisitions, then we may not be able to successfully integrate the acquired businesses or operate them profitably or accomplish our strategic objectives for those acquisitions. Our level of indebtedness may increase in the future if we finance acquisitions with debt, which would cause us to incur additional interest expense and could increase our vulnerability to general adverse economic and industry conditions and limit our ability to service our debt or obtain additional financing. We cannot assure you that future acquisitions will not have a material adverse affect on our financial condition, results of operations and cash flows.

•	We own a significant number of shares of RBC, and a decline in market value could occur prior to our sale of the shares

In addition to cash proceeds of approximately $760 million from the sale of EPC to RBC, we received approximately 2.83 million shares of RBC common stock. In 2011, we entered into an equity collar contract for 50 percent of the shares to protect a portion of the value of the stock. We are exposed to market fluctuations for the remaining 50 percent of the unhedged RBC shares. We do not intend to be long-term shareholders of RBC, and a decline in the market value of RBC shares prior to our sale of these shares could have a material adverse impact on the value of our holdings.

•	Our results of operations may be negatively impacted by product liability lawsuits and claims

Our water heating and boiler products expose us to potential product liability risks that are inherent in the design, manufacture, sale and use of our products. While we currently maintain what we believe to be suitable product liability insurance, we cannot assure you that we will be able to maintain this insurance on acceptable terms, that this insurance will provide adequate protection against potential liabilities or that our insurance providers will successfully weather the current economic downturn. In addition, we self-insure a portion of product liability claims. A series of successful claims against us could materially and adversely affect our reputation and our financial condition, results of operations and cash flows.

•	Changes in regulations or standards could adversely affect our business

Our products are subject to a wide variety of statutory, regulatory and industry standards and requirements. These include energy efficiency, climate emissions, labeling and safety-related requirements. While we believe our products are currently some of the most efficient, safest, and environment-friendly products available, a significant change to these regulatory requirements, whether federal, foreign, state or local, or otherwise to industry standards could substantially increase manufacturing costs, impact the size and timing of demand for our products, or put us at a competitive disadvantage, any of which could harm our business and have a material adverse effect on our financial condition, results of operations and cash flow.

•	If we are unable to develop product innovations and improve our technology and expertise, we could lose customers or market share

Our success may depend on our ability to adapt to technological changes in the water heating, boiler and water treatment industry. If we are unable to timely develop and introduce new products, or enhance existing products, in response to changing market conditions or customer requirements or demands, our competitiveness could be materially and adversely affected.

•	Certain members of the founding family of our company and trusts for their benefit have the ability to influence all matters requiring stockholder approval

We have two classes of common equity: our Common Stock and our Class A Common Stock. The holders of Common Stock currently are entitled, as a class, to elect only one-third of our board of directors. The holders of Class A Common Stock are entitled, as a class, to elect the remaining directors. Certain members of the founding family of our company and trusts for their benefit (Smith Family) have entered into a voting trust agreement with respect to shares of our Class A Common Stock and shares of our Common Stock they own. As of December 31, 2011 these members of the Smith Family own approximately 57.4 percent of the total voting power of our outstanding shares of Class A Common Stock and Common Stock, taken together as a single class, and approximately 87.1 percent of the voting power of the outstanding shares of our Class A Common Stock, as a separate class. Due to the differences in the voting rights between shares of our Common Stock and shares of our Class A Common Stock, the Smith Family is in a position to control to a large extent the outcome of matters requiring a stockholder vote, including the adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. This ownership position may increase if other members of the Smith Family enter into the voting trust agreement, and the voting power relating to this ownership position may increase if shares of our Class A Common Stock held by stockholders who are not parties to the voting trust agreement are converted into shares of our Common Stock. The voting trust agreement provides that in the event one of the parties to the voting trust agreement wants to withdraw from the trust or transfer any of its shares of our Class A Common Stock, such shares of our Class A Common Stock are automatically exchanged for shares of our Common Stock held by the trust to the extent available in the trust. In addition, the trust will have the right to purchase the shares of our Class A Common Stock and our Common Stock proposed to be withdrawn or transferred from the trust. As a result, the Smith Family members that are parties to the voting trust agreement have the ability to maintain their collective voting rights in our company even if certain members of the Smith Family decide to transfer their shares.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Properties utilized by us at December 31, 2011 were as follows:

North America

This segment has 13 manufacturing plants located in six states and two non-U.S. countries, of which 11 are owned directly by us or our subsidiaries and two are leased from outside parties. Lease terms generally provide for minimum terms of one to ten years and have one or more renewal options. The terms of leases in effect at December 31, 2011 expire in 2012 and 2019.

Rest of World

This segment has six manufacturing plants located in three non-U.S. countries, of which three are owned directly by us or our subsidiaries and three are leased from outside parties. Lease terms generally provide for minimum terms of one to ten years and have one or more renewal options. The terms of leases in effect at December 31, 2011 expire between 2012 and 2018.

Corporate and General

We consider our plants and other physical properties to be suitable, adequate, and of sufficient productive capacity to meet the requirements of our business. The manufacturing plants operate at varying levels of utilization depending on the type of operation and market conditions. The executive offices of the company, which are leased, are located in Milwaukee, Wisconsin.

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

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction of G(3) of Form 10-K, the following is a list of the executive officers which is included as an unnumbered Item in Part I of this report in lieu of being included in our Proxy Statement for our 2012 Annual Meeting of Stockholders.

Name (Age)	Positions Held	Period Position Was Held

Stephen S. Anderson (63)	Senior Vice President – Manufacturing and Supply Chain	2011 to Present

	Senior Vice President – Manufacturing and Supply Chain – A. O. Smith Water Products Company	2004 to 2011

Randall S. Bednar (59)	Senior Vice President - Chief Information Officer	2007 to Present

	Senior Vice President – Information Technology	2006

	Vice President – Information Technology	2001 to 2006

	Vice President and Chief Information Officer – Gates Corporation	1996 to 2000

Wilfridus M. Brouwer (53)	President and General Manager - A. O. Smith (China) Investment Co., Ltd.	2009 to Present

	Senior Vice President – Asia	2009 to Present

	Executive Project Leader – Akzo Nobel	2007 to 2008

	Vice President Decorative Coatings; President Asia Operations - Akzo Nobel	2005 to 2007

	Global Sub Business Unit Manager - Akzo Nobel	2004 to 2005

Robert J. Heideman (45)	Senior Vice President – Engineering & Technology	2011 to Present

	Senior Vice President – Corporate Technology	2010 to 2011

	Vice President - Corporate Technology	2007 to 2010

	Director - Materials	2005 to 2007

	Section Manager	2002 to 2005

	Engineering Supervisor - Kohler Company	2001

Paul W. Jones (63)	Chairman and Chief Executive Officer	2005 to Present

	President	2004 to 2011

	Chief Operating Officer	2004 to 2005

	Chairman and Chief Executive Officer - U.S. Can Company	1998 to 2002

John J. Kita (56)	Executive Vice President and Chief Financial Officer	2011 to Present

	Senior Vice President, Corporate Finance and Controller	2006 to 2011

	Vice President, Treasurer and Controller	1996 to 2006

	Treasurer and Controller	1995 to 1996

	Assistant Treasurer	1988 to 1994

Name (Age)	Positions Held	Period Position Was Held

Mark A. Petrarca (48)	Senior Vice President – Human Resources and Public Affairs	2006 to Present

	Vice President – Human Resources and Public Affairs	2005 to 2006

	Vice President – Human Resources – A. O. Smith Water Products Company	1999 to 2004

Ajita G. Rajendra (60)	President and Chief Operating Officer	2011 to Present

	Executive Vice President	2006 to 2011

	President – A. O. Smith Water Products Company	2005 to 2011

	Senior Vice President	2005 to 2006

	Senior Vice President – Industrial Products Group, Kennametal Inc.	1998 to 2004

Steve W. Rettler (57)	Senior Vice President – Corporate Development	2006 to Present

	Vice President – Business Development	1998 to 2006

James F. Stern (49)	Executive Vice President, General Counsel and Secretary	2007 to Present

	Partner - Foley & Lardner LLP	1997 to 2006

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On October 11, 2010, our board of directors declared a three-for-two stock split of our Class A Common Stock and Common Stock in the form of a 50 percent stock dividend to stock holders of record on October 29, 2010 and payable on November 15, 2010. All references in this Item 5 to number of A. O. Smith shares or price per share have been adjusted to reflect the split.

(a)

Market Information. Our Common Stock is listed on the New York Stock Exchange under the symbol AOS. Our Class A Common Stock is not listed. Wells Fargo Shareowner Services, N.A., P.O. Box 64854, St. Paul, Minnesota, 55164-0854 serves as the registrar, stock transfer agent and the dividend reinvestment agent for our Common Stock and Class A Common Stock.

Quarterly Common Stock Price Range

2011	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$44.66	$44.82	$44.74	$41.04
Low	37.58	38.75	31.94	29.81

2010	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$35.68	$37.76	$39.28	$42.89
Low	27.39	29.24	31.15	36.39

(b)	Holders. As of January 31, 2012, the approximate number of shareholders of record of Common Stock and Class A Common Stock were 800 and 70, respectively.

(c)	Dividends. Dividends declared on the common stock are shown in Note 18 of Notes to Consolidated Financial Statements appearing elsewhere herein.

(d)

Stock Repurchases. On December 14, 2007 and further ratified on December 14, 2010, our board of directors approved a stock repurchase program authorizing the purchase of up to 1.5 million shares of our common stock. This stock repurchase authorization remains effective until terminated by our board of directors. As of December 31, 2011, we repurchased approximately 612,000 shares at an average price of $38.69 per share at a total cost of $23.5 million, and approximately 888,000 shares remain on the existing repurchase authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 1 – October 31, 2011	-	-	-	1,363,800
November 1 – November 30, 2011	292,689	37.19	292,689	1,071,111
December 1 – December 31, 2011	182,700	37.82	182,700	888,411

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

The graph below shows a five-year comparison of the cumulative shareholder return on our Common Stock with the cumulative total return of the S&P Small Cap 600 Index and the Russell 1000 Index, both of which are published indices.

Comparison of Five-Year Cumulative Total Return

From December 31, 2006 to December 31, 2011

Assumes $100 Invested with Reinvestment of Dividends

	Base Period	INDEXED RETURNS
Company/Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11

A. O. SMITH CORP	100.0	95.0	81.7	122.9	164.5	176.0

S&P SMALL CAP 600 INDEX	100.0	99.7	67.8	85.1	107.5	108.6

RUSSELL 1000 INDEX	100.0	105.8	66.0	84.8	98.4	99.9

ITEM 6 – SELECTED FINANCIAL DATA

The data presented below includes the impact of our merger transaction with Smith Investment Company (SICO) which closed on April 22, 2009 and is discussed further in the Consolidation section of Note 1 of the Notes to Consolidated Financial Statements.

(dollars in millions, except per share amounts)

	Years ended December 31
	2011(1),(2)	2010(3)	2009(4)	2008	2007
Net sales – continuing operations	$1,710.5	$1,489.3	$1,375.0	$1,451.3	$1,423.1

Earnings
Continuing operations	111.2	57.1	60.5	47.2	62.5
Discontinued operations	194.5	54.4	29.1	30.1	28.3

Net earnings	305.7	111.5	89.6	77.3	90.8
Net loss (earnings) attributable to noncontrolling interest:
Continuing operations	-	0.2	(9.6)	(35.0)	(44.1)
Discontinued operations	-	-	1.3	(20.6)	(16.3)

Net earnings attributable to A. O. Smith Corporation	$305.7	$111.7	$81.3	$21.7	$30.4

Basic earnings per share of common stock(3)
Continuing operations	$2.41	$1.25	$1.48	$0.86	$1.29
Discontinued operations	4.22	1.19	0.89	0.67	0.85

Net earnings	$6.63	$2.44	$2.37	$1.53	$2.14

Diluted earnings per share of common stock(3)
Continuing operations	$2.39	$1.24	$1.48	$0.86	$1.29
Discontinued operations	4.18	1.18	0.88	0.67	0.85

Net earnings	$6.57	$2.42	$2.36	$1.53	$2.14

Cash dividends per common share(3)	$0.60	$0.54	$0.51	$0.49	$0.47

	December 31
	2011	2010	2009	2008	2007
Total assets	$2,349.0	$2,110.6	$1,973.0	$1,982.7	$1,973.0
Long-term debt(5)	443.0	242.4	232.1	317.3	387.6
Total stockholders’ equity	1,085.8	881.4	789.8	663.2	793.7

(1)	In August 2011, we sold EPC which is reflected as a discontinued operation for all periods presented.

(2)	In August 2011, we acquired Lochinvar.

(3)

In October 2010, we declared a 50 percent stock dividend to holders of Common Stock and Class A Common Stock which is not included in cash dividends. Basic and Diluted earnings per share are calculated using the weighted average shares outstanding which were restated for all periods presented to reflect the stock dividend.

(4)

In November 2009, we acquired an 80 percent interest in the water treatment business of Tianlong. In the fourth quarter of 2010, we acquired the remaining 20 percent interest in the water treatment business of Tianlong. We are operating the business as SWT.

(5)	Excludes the current portion of long-term debt.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading manufacturer of water heaters and boilers, serving a diverse mix of residential and commercial end markets principally in the U.S. with a strong and growing international presence. During the fourth quarter of 2011, we reorganized our management reporting structure to reflect our current business activities. Historical information has been revised to reflect our new structure. Our company is comprised of two reporting segments: North America and Rest of World. Both segments manufacture and market comprehensive lines of residential and commercial gas, gas tankless, oil and electric water heaters. Both segments primarily manufacture and market in their respective region of the world. The North America segment also manufactures and globally markets specialty commercial water heating equipment, condensing and non-condensing boilers and water systems tanks. The Rest of World segment also manufactures and markets water treatment products, primarily for Asia. On August 22, 2011, we sold EPC to RBC for approximately $760 million in cash and approximately 2.83 million shares of RBC common stock valued at $140.6 million as of that date. Due to the sale, EPC has been reflected as discontinued operations in the accompanying financial statements for all periods presented. In 2011, sales for our North America segment were $1,289.5 million, sales for our Rest of World segment were $455.6 million and discontinued operations EPC sales were $531.8 million.

Sales of our Rest of World A. O. Smith branded products in China grew significantly in 2011. We expect sales of A. O. Smith branded products in China to grow approximately twice as fast as the rate of China’s Gross Domestic Product (GDP) in 2012, as geographic expansion, market share gains and new product introductions contribute to our growth. The residential and commercial markets for our North America segment remain weak due to the relatively low number of housing starts and lack of commercial construction activity, although residential and commercial replacement demand significantly supported our sales in 2011. Our 2011 North America residential sales were essentially flat compared to the prior year and commercial sales showed slight growth, largely in anticipation of a regulatory change in 2012. We expect the North America residential water heater industry unit growth to be flat for 2012 and expect a modest decline in commercial industry units. Our recently acquired residential and commercial boiler operations (more completely described below) added approximately $76 million to our North America sales in 2011, and we expect this business to grow over ten percent in 2012, driven by sales of energy efficient products.

We recognized a pretax charge of $35.4 million in 2010 for expenses related to damages to our water heater manufacturing facility located in Ashland City, TN caused by flooding of the Cumberland River. This facility was temporarily shut down and production of water heaters was transferred to our other water heater manufacturing facilities in the U.S., Canada and Mexico. Our recovery from the impact of the flood was essentially completed by year end 2010. We lost some sales orders in 2010 due to the flood, however, we retained all customers from which we lost orders.

We purchased the remaining 20 percent interest in SWT from our former partner in the fourth quarter of 2010 and now own 100 percent of this company. The progress of our water treatment business has been slower than anticipated due to a number of unforeseen challenges including the need to move the manufacturing facility sooner than planned. We incurred losses in 2011 and in 2010. We continue to expect strong long term sales growth opportunities in the water treatment industry in China. We introduced A. O. Smith branded water treatment products into our China distribution network during 2010 and now sell these products in over 900 outlets.

During the second quarter of 2010, we began production of residential water heaters for the Indian market at our new plant located just outside of Bangalore, India. In 2011, sales in our India water heater operations more than doubled to $18.1 million compared to the prior year.

On July 1, 2010, we acquired the rights from Takagi to market tankless water heaters in North America and entered into a long-term agreement with Takagi to supply tankless water heaters. As part of the venture, we took over the management of Takagi’s North American sales and distribution organization. Through this venture, we offer a full line of gas tankless water heaters under our own brands in association with the Takagi brand. In 2011, we estimate the industry sold approximately 440,000 tankless water heaters in North America.

On October 11, 2010, our board of directors declared a three-for-two stock split of our Class A Common Stock and Common Stock in the form of a 50 percent stock dividend to stock holders of record on October 29, 2010 and payable on November 15, 2010.

We intend to take advantage of our strong balance sheet and the remaining proceeds from the sale of EPC to execute on a number of our water related strategic initiatives. We will look to continue to grow our core residential and commercial water heating, boiler and water treatment businesses in our existing operations in the high growth regions of China and India. We will look to expand into additional fast growing geographic markets such as South America, Southeast Asia and Africa via acquisition or via using our existing manufacturing locations in China and India as export platforms.

We intend to expand our core product lines in the areas of water heaters, boilers and water treatment products through acquisitions, joint ventures or other business relationships. Finally, we will pursue opportunities in new and unique technologies as well as water themed adjacencies that will be attractive to our customers and channel partners and will leverage our core competencies to create shareholder value.

Consistent with our stated strategy to expand our core product offering with new technologies, on August 26, 2011, we acquired Lochinvar for approximately $421 million plus an earnout of up to $35 million if certain revenue objectives are achieved by November 2012. Lochinvar, one of the leading manufacturers of residential and commercial boilers in the U.S., fits squarely within our stated strategic growth initiative to expand our core water heating business. Lochinvar’s sales for the twelve months ended November 30, 2011 (Lochinvar’s former fiscal year end) were approximately $200 million and have grown at an eight percent compound annual growth rate over the last five years. The boiler market in the U.S. has been transitioning to higher efficiency, condensing boilers for the last several years. In 2010, about 25 percent of boilers sold in the U.S. were condensing boilers, compared with five percent eight years ago. Lochinvar is a leading manufacturer of condensing boilers as well as an innovator of new, higher efficiency boilers. We expect the transition in the U.S. to higher efficiency boilers will continue into the foreseeable future and, as a result, we expect sales of Lochinvar’s products will likely continue to grow more than ten percent in 2012. We paid the purchase price for Lochinvar using a combination of cash on hand and amounts that we borrowed under our $425 million credit facility.

LIQUIDITY AND CAPITAL RESOURCES

We achieved net earnings inclusive of discontinued operations and noncontrolling interest of $305.7 million or $6.57 per diluted share in 2011 compared with $111.7 million or $2.42 per diluted share in 2010 and $81.3 million or $2.36 per diluted share in 2009. Our 2011 earnings include $194.5 million, or $4.18 per diluted share, related to EPC, as well as an after-tax gain of $12.9 million, or $.28 per diluted share, associated with our shares of RBC, a legal settlement with a component supplier and an increase to a warranty reserve associated with a similar component in Canada. Our newly acquired Lochinvar business contributed $.07 per diluted share to full year earnings, which included interest expense and $.10 per diluted share of non-recurring professional fees and purchase accounting charges. Our 2010 earnings include an after-tax $21.6 million or $0.47 per diluted share charge for the flooding of our Ashland City, TN water heater plant in May 2010 as well as $54.4 million or $1.18 per diluted share from EPC. Our 2009 reported earnings and earnings per share include $29.1 million or $.88 per diluted share from EPC and have been impacted by required accounting related to our transaction with Smith Investment Company (SICO), which closed on April 22, 2009 and is discussed in more detail in Note 1 of the Notes to Consolidated Financial Statements. For accounting purposes, the former controlling shareholder, SICO, is treated as the acquirer even though we (A. O. Smith Corporation) are the surviving corporation from a legal standpoint. Earnings and earnings per share amounts reported by us for 2009 include SICO earnings and shares outstanding as adjusted for the exchange ratio of the merger transaction prior to the closing date.

The primary accounting impact of the SICO transaction is in the calculation of earnings per share because the accounting rules require the use of SICO adjusted average shares outstanding prior to closing. The SICO transaction did not impact 2011 or 2010 results. Eliminating the impact of the transaction as set forth in the table below, non generally accepted accounting principles (GAAP) net earnings (including net earnings from discontinued operations) in 2009 were $89.7 million or $1.97 per diluted share.

We believe that presenting non-GAAP financial information permits investors to compare our financial results for the current period to our historical results for the periods reported. Although 2011 and 2010 financial information was not affected by the transaction, 2009 full year and previously reported periods were impacted. Management also uses the non-GAAP information for all internal purposes of reporting results of operations including return on investment measures utilized in determining certain incentive-based compensation and employee profit sharing amounts. Below is a reconciliation of GAAP to non-GAAP earnings and earnings per share as discussed above.

A. O. Smith Corporation

Reconciliation of Non-GAAP Data

In millions, except per share amounts

	Total Year
	2009	2008	2007
Continuing earnings, as reported	$60.5	$47.2	$62.5
Deduct: Net earnings attributable to non-controlling interest for continuing operations	(9.6)	(35.0)	(44.1)

Continuing earnings used to calculate earnings per share as reported	$50.9	$12.2	$18.4
Add: Non-GAAP adjustments attributable to net earnings of non-controlling interest for continuing operations and SICO expenses	9.7	39.3	45.8

Continuing earnings as adjusted	$60.6	$51.5	$64.2

Net earnings, as reported	$81.3	$21.7	$30.4
Add: Non-GAAP adjustments attributable to net earnings of non-controlling interest and SICO expenses	8.4	60.2	57.8

Net earnings as adjusted	$89.7	$81.9	$88.2

Average common shares outstanding, as reported	34.5	14.2	14.2
Add:Non-GAAP adjustments to weighted average common shares attributable to non-controlling interest	11.0	31.2	32.3

Adjusted average common shares outstanding	45.5	45.4	46.5

Earnings per diluted share:
Continuing earnings per share, as reported	$1.48	$0.86	$1.29

Continuing earnings per share, as adjusted	$1.33	$1.13	$1.38

Net earnings per share, as reported	$2.36	$1.53	$2.14

Net earnings per share, as adjusted	$1.97	$1.80	$1.90

Although 2011 and 2010 financial information was not affected by the transaction, 2009 full year and previously reported periods were impacted. The non-GAAP presentation of adjusted earnings per share should not be construed as an alternative to the results reported in accordance with U.S. GAAP. It is provided solely to assist in the investor’s understanding of the impact of these items on the comparability of the company’s operations

(1)

Reported shares are calculated as the weighted average of SICO shares prior to the closing and A. O. Smith shares after the closing. All share amounts were adjusted to retroactively reflect in all periods presented our 50 percent stock dividend which occurred on October 11, 2010.

Our results of continuing operations will be discussed later in this section and our discontinued operation’s financial information is provided in Note 2 of the Notes to Consolidated Financial Statements.

Our working capital was $720.3 million at December 31, 2011 compared with $209.5 million and $121.7 million at December 31, 2010 and December 31, 2009 respectively. The majority of the $510.8 million increase in working capital in 2011 was due to the receipt of cash and RBC shares from the sale of EPC, which closed in the third quarter, less the cash used in the acquisition of Lochinvar, and, to a lesser extent, the working capital related to the purchase of Lochinvar. The $87.8 million increase in working capital in 2010 resulted from higher cash levels outside the U.S., sales related increases late in the year in accounts receivable and higher inventory levels to support higher sales, new businesses and new product launches, which were partially offset by higher accounts payable balances related to higher sales. As of December 31, 2011, $463.3 million of cash and cash equivalents were held by our foreign subsidiaries.

Operating cash provided by continuing operations during 2011 was $61.0 million compared with $63.3 million during 2010 and $122.9 million during 2009. Higher earnings in 2011 and improved working capital were more than offset by $107 million of after tax pension contributions, resulting in lower operating cash flows in 2011 than in 2010. The increase in our working capital needs in 2010 compared with a decline in the previous year explain the majority of the decline in 2010 operating cash flows as compared with 2009. We expect our cash provided by operating activities less the expected earn-out related to Lochinvar in 2012 to be approximately $145 to $155 million, an improvement from 2011 primarily due to the expected absence of pension contributions.

Our capital expenditures for continuing operations were $53.5 million in 2011, the same as in 2010. Capital expenditures in 2010 were higher than the $42.7 million spent in 2009 as a result of $18.5 million in capital spending related to the flooding in May 2010. We are projecting 2012 capital expenditures of between $80 and $90 million and 2012 depreciation and amortization of approximately $55 million. Capital spending in 2012 will include approximately $40 million to begin construction of a second water heater manufacturing plant in Nanjing, China to meet local demand. The new plant is expected to add 50 percent more capacity to our China water heater operations. We also plan to expand our India plant to accommodate more water heater models, in-source some component manufacturing and meet local demand. We expect our 2012 depreciation and amortization will be approximately $8 million higher than 2011 primarily related to Lochinvar.

In November 2010, we completed a $425 million multi-currency three year revolving credit facility with a group of eight banks. The facility has an accordion provision which allows it to be increased up to $525 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of December 31, 2011.

The facility backs up commercial paper and credit line borrowings, and it expires on November 12, 2013. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings, as well as drawings under the facility are classified as long-term debt. At December 31, 2011, we had available borrowing capacity of $61.1 million under this facility. In addition, the value of our RBC shares as of December 31, 2011 was $144.4 million and we do not intend to be long-term shareholders of RBC. We believe that the combination of cash, available borrowing capacity, proceeds from the sale of RBC shares and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt increased to $461.6 million at December 31, 2011 compared with $261.0 million at December 31, 2010, due to the purchase of Lochinvar. As a result, our leverage, as measured by the ratio of total debt to total capitalization, was 29.8 percent at the end of 2011 compared with 22.8 percent at the end of 2010.

Our U.S. pension plan continues to meet all funding requirements under ERISA regulations. While we were required to make a minimal contribution to the plan in 2011, we elected to make contributions of $175.0 million. We are forecasting that there will be no required contributions to the plan in 2012, and we do not plan to make any voluntary contributions. For further information on our pension plans, see Note 12 of the Notes to Consolidated Financial Statements.

In December 2010, our board of directors ratified its authorization of a stock repurchase program in the amount of 1.5 million shares of our common stock. During 2011, we repurchased approximately 612,000 shares at an average price of $38.69 per share for a total amount of $23.5 million. A total of approximately 888,000 remain in the existing repurchase authority.

We have paid dividends for 72 consecutive years with payments increasing each of the last 20 years. We paid total dividends of $.60 per share in 2011 compared with $.54 per share in 2010.

Aggregate Contractual Obligations

A summary of our contractual obligations as of December 31, 2011, is as follows:

(dollars in millions)		Payments due by period
Contractual Obligations	Total	Less Than 1 year	1 - 2 Years	3 - 5 Years	More than 5 years
Long-term debt	$461.6	$18.6	$396.9	$28.9	$17.2
Fixed rate interest	16.1	5.0	6.9	3.4	0.8
Operating leases	50.5	12.4	16.1	11.1	10.9
Purchase obligations	76.1	76.1	-	-	-
Pension and post-retirement obligations	81.9	1.0	46.6	14.8	19.5

Total	$686.2	$113.1	$466.5	$58.2	$48.4

As of December 31, 2011, our liability for uncertain income tax positions was $1.8 million. Due to the high degree of uncertainty regarding timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

We utilize blanket purchase orders to communicate expected annual requirements to many of our suppliers. Requirements under blanket purchase orders generally do not become committed until several weeks prior to our scheduled unit production. The purchase obligation amount presented above represents the value of commitments that we consider firm.

RESULTS OF OPERATIONS

Our sales from continuing operations in 2011 were $1,710.5 million, surpassing 2010 sales of $1,489.3 million by 14.9 percent. The increase in sales was attributable mostly to our recently acquired Lochinvar business which added $75.9 million in sales and higher sales of A. O. Smith branded products in China which grew 29.0 percent to $371.7 million for the year. Pricing actions related to higher raw material costs, higher commercial water heater volumes and a full year of sales of gas tankless products in North America also contributed to the increased sales. Our sales from continuing operations were $1,375.0 million in 2009. The $114.3 million increase in sales from 2009 to 2010 was due to higher sales in China resulting from geographic expansion, market share gains and new product introductions as well as additional sales from our water treatment business acquired in November of 2009.

In the fourth quarter of 2011, we evaluated our segment reporting subsequent to the sale of EPC and the purchase of Lochinvar and reorganized our management reporting structure to reflect our current business activities and concluded that reporting two geographic segments would more closely align our financial reporting with how we manage our overall business. Commencing with this Annual Report on Form 10-K, our company is comprised of two reporting segments: North America and Rest of World. Sales and earnings results for these new reporting segments are discussed later in the Results of Operations and have been restated for all periods presented.

Our gross profit margin for continuing operations in 2011 was 30.0 percent, about equal to the 29.9 percent margin in 2010. The impact of the addition of relatively higher margin sales from our Lochinvar acquisition and increased sales of A. O. Smith branded products in China in 2011 was offset by a decline in margin in our water treatment products and higher material costs. Our gross profit margin increased from 28.7 percent in 2009 to 29.9 percent in 2010. The improved margins were due to increased volume, cost containment activities and lower warranty costs which more than offset certain inefficiencies resulting from the May 2010 flood in our Ashland, TN manufacturing facility.

Selling, general and administrative expense (SG&A) was $44.1 million higher in 2011 than in 2010. The increase in SG&A in 2011 was due to higher selling and advertising costs in support of increased volumes in China and $15.9 million of additional expenses from Lochinvar operations. SG&A increased by $36.9 million from 2009 to 2010 resulting mostly from incremental selling costs to support higher volumes and new product lines in China.

Pension expense for continuing operations in 2011 was $3.3 million compared to $10.5 million in 2010 and $8.8 million in 2009. The decrease in pension expense in 2011 from 2010 was due to $175 million of contributions made during 2011. The increase in pension expense in 2010 from 2009 was due to a decrease in the discount rate and increased amortization of deferred asset losses.

We purchased the remaining 20 percent interest in SWT from our former partner in the fourth quarter of 2010 and own 100 percent of this water treatment company. At the same time, we also settled certain disputes with our former partner relative to the condition of SWT on the date of purchase. The settlement resulted in a $5.0 million non-taxable gain. Additionally, we incurred an impairment charge of $3.3 million related to the value of trademarks we received as part of the SWT acquisition. We also moved the water treatment operations to Nanjing, China to recognize synergies associated with our strong management team and the engineering center in place at our water heater operations in that city. As a result of the announced move in 2010, we recorded $1.8 million in moving costs during the fourth quarter of 2010. The net impact of the aforementioned transactions associated with our SWT operation was a $.1 million pre-tax expense for restructuring, impairment and settlement income in 2010. Corporate expense in 2009 included $1.3 million of restructuring charges, the majority of which were associated with the loss on sale of a vacated facility from a previously owned business.

Interest expense, net of the amount allocated to discontinued operations, was $9.3 million, $6.9 million and $7.2 million in 2011, 2010 and 2009, respectively. Interest expense that could not be attributed to specific entities within the company was allocated to EPC based on the ratio of net assets to be sold to the sum of consolidated net assets and debt exclusive of debt attributable to specific entities of the company. The $2.4 million increase in continuing interest expense from 2010 to 2011 included $1.9 million associated with the debt incurred relative to the Lochinvar acquisition with the remainder of the increase being attributable to higher interest rates. The decline in continuing interest expense in 2010 from 2009 was due to lower debt levels.

Net other income was $19.8 million in 2011 and compared to net other expense of $.5 million and $2.8 million in 2010 and 2009, respectively. We closed on the sale of EPC to RBC on August 22, 2011 and received approximately 2.83 million RBC common shares as part of the sale proceeds. The RBC share price appreciated in the first quarter of 2011 during which we entered into an equity collar contract for 50 percent of the shares to protect a portion of the appreciation. The put strike price of the equity collar is $63.29 and the call strike price of the collar is $77.32. The RBC share price on December 31, 2011 was $50.97. The collar did not qualify for hedge accounting and therefore is adjusted to fair value on a quarterly basis through earnings from continuing operations. The company is required to make cash or stock deposits on unrealized losses on the equity collar that exceed $25.0 million. The mark to market accounting for the RBC shares and hedge will continue until the equity collar contract expires in March 2012. At the end of 2011, the contract was marked to market under accounting rules, resulting in a $17.9 million pretax gain during 2011. The market price of the RBC shares we received increased by $1.36 per share from the date of the sale of EPC until the end of 2011 resulting in a $1.9 million pretax gain on the 50 percent of shares covered by the collar contract. The resulting net gain on RBC shares activity of $19.8 million in 2011 was recorded in other income from continuing operations. The unrealized gain on the RBC shares not covered by the contract was reflected on an after-tax basis in other comprehensive income. The decline in other expense in 2010 from 2009 was due to a $2.4 million gain on the sale of a vacant parcel of land adjacent to our Ashland City, TN facility in 2010.

Our effective tax rate for continuing operations was 31.1 percent in 2011, 23.3 percent in 2010 and 33.7 percent in 2009. The relatively low effective tax rate in 2010 was due to lower domestic earnings as a result of the $35.4 million pre-tax flood related expense as well as higher 2010 foreign earnings which were in lower tax jurisdictions.

Our 2011 net earnings were $305.7 million or $6.57 per diluted share compared with $111.7 million or $2.42 per diluted share in 2010 and $81.3 million or $2.36 per diluted share in 2009. On a non-GAAP basis, 2009 earnings were $89.7 million or $1.97 per diluted share. Earnings in 2011 and 2010 were not affected by the SICO merger transaction. Please refer to Liquidity and Capital Resources for further discussion of net earnings.

North America

Sales for our North America segment were $1,289.5 million in 2011 or $134.1 million higher than sales of $1,155.4 million in 2010. The sales increase in 2011 included $75.9 million of sales from our Lochinvar acquisition completed on August 26, 2011. Our commercial water heater volumes were also higher in 2011 in advance of a pending regulatory change in Southern California. A material related price increase effective in April 2011 and a full year of sales of gas tankless products also contributed to increased sales in 2011. Our North America sales of $1,155.4 million in 2010 were $19.5 million higher than sales of $1,135.9 million in 2009 resulting from higher sales in Canada and additional sales derived from our purchase of the right to market and sell gas tankless water heaters in July of 2010.

Operating earnings for North America were $154.0 million in 2011 or $62.8 million higher than earnings of $91.2 million in 2010. Operating earnings in 2010 were adversely impacted by a pretax charge of $35.4 million for flood damage to our water heater manufacturing facility located in Ashland City, TN in May 2010. This facility was temporarily shut down and production of water heaters was transferred to our other water heater manufacturing facilities in the U.S., Canada and Mexico. The total direct cost for the flood damage was $67.3 million and included: repair of buildings and equipment, site cleanup and restoration and write-off of inventory and fixed assets. Insurance proceeds were $31.9 million resulting in a net charge for direct flood expenses of $35.4 million. Additional detail is provided in Note 14 of the Notes to Consolidated Financial Statements. Also, included in 2011 is an $11.2 million pre-tax gain for recovery of costs and damages associated with a legal settlement relating to an issue with a component part supplied by one of our vendors. This gain is reflected in the “Restructuring, impairment and settlement (income) expense-net” line in the accompanying financial statements. The $11.2 million gain was partially offset by $8.2 million of product warranty expense associated with a similar component issue in Canada and recorded as cost of products sold in 2011. The increased operating earnings in 2011 when compared to 2010 excluding the above items were due primarily to $13.0 million of operating profit contributed by our Lochinvar acquisition. Operating earnings were $91.2 million in 2010 or $24.6 million less than earnings of $115.8 million in 2009. The lower earnings in 2010 resulted from the $35.4 million pre-tax flood expense which more than offset the impact of higher volumes in Canada and commercial products.

The operating margin for the North America segment was 11.9 percent in 2011 compared to 11.0 percent in 2010 excluding the $35.4 million of flood related expense. The improved margin in 2011 was due mostly to the addition of higher margin Lochinvar products as well as increased volumes of relatively higher margin commercial products. The operating margin in 2009 was 10.2 percent. The improved margin in 2010 from 2009 was due to cost containment activities and lower warranty costs which more than offset certain inefficiencies resulting from the May 2010 flood in our Ashland City, TN manufacturing facility.

Rest of World

Sales for our Rest of World segment in 2011 were $455.6 million or $86.7 million higher than sales of $368.9 million in 2010. Sales of A. O. Smith branded products in China grew by $83.8 million to $371.7 million and sales in India more than doubled to $18.1 million in 2011. Sales for SWT were $13.0 million lower in 2011 than 2010 primarily due to inefficiencies as a result of the move of the manufacturing facility. Sales for our Rest of World segment in 2009 were $256.5 million. The increase in sales in 2010 was due mostly to significantly higher sales of A. O. Smith branded products in China resulting from geographic expansion, market share gains and new product introductions as well as additional sales from SWT acquired in November 2009.

Operating earnings for our Rest of World segment were $42.7 million in 2011 compared to 2010 earnings of $42.4 million as increased earnings for our A. O. Smith branded products in China were offset by losses at SWT of $10.6 million in 2011 compared to losses of $3.2 million in 2010. Rest of World operating earnings were $33.0 million in 2009. The increase in earnings in 2010 from 2009 of $9.4 million was due mostly to higher earnings for A. O. Smith branded products. The operating margins for our Rest of World segment were 9.4 percent, 11.5 percent and 12.9 percent in 2011, 2010 and 2009, respectively. The decline in margin in 2011 was primarily due to losses at SWT resulting from lower sales and costs associated with moving to a new manufacturing facility in 2011. The increase in margin in 2010 from 2009 was due mostly to increased volumes of A. O. Smith branded products in China.

Critical Accounting Policies

Our accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. Also as disclosed in Note 1, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

Goodwill and Indefinite-lived Intangible Assets

In conformity with U.S. GAAP, goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. We perform impairment reviews for our reporting units using a fair-value method based on management’s judgments and assumptions. The fair value represents the estimated amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. We are subject to financial statement risk to the extent that goodwill and indefinite-lived intangible assets become impaired. Any impairment review is, by its nature, highly judgmental as estimates of future sales, earnings and cash flows are utilized to determine fair values. However, we believe that we conduct annual thorough and competent valuations of goodwill and indefinite-lived intangible assets and that there has been no impairment in goodwill in 2011. However, in the fourth quarter of 2010, we recorded a $3.3 million impairment charge for trademarks recorded as part of the SWT acquisition.

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

Product liability

Due to the nature of our products, we are subject to product liability claims in the normal course of business. We maintain insurance to reduce our risk. Most insurance coverage includes self-insured retentions that vary by year. As of December 31, 2011, we maintained a self-insured retention of $5.0 million per occurrence with an aggregate insurance limit of $125.0 million per occurrence.

GSW Inc. (GSW) insurance coverage included self-insurance retentions that varied by business segment and by year. Effective April 3, 2006, GSW maintained a $25.0 million aggregate loss retention through self-insurance and captive insurance company coverage. GSW claims occurring on or after July 1, 2006 are covered under our insurance program.

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

Pensions

We have significant pension benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets was 8.75 percent in 2011. The discount rate used to determine net periodic pension costs decreased to 5.35 percent in 2011 from 5.80 percent in 2010. In 2012, the forecasted rate of return on plan assets is 8.50 percent and the discount rate is 4.90 percent.

In developing our expected long-term rate of return assumption, we evaluate our pension plan’s current and target asset allocation, the expected long-term rates of return of equity and bond indices and the actual historical returns of our pension plan. Our plan’s target allocation to equity managers is between 50 to 60 percent, with the remainder allocated primarily to bond managers and a small allocation to private equity managers. Our actual asset allocation as of December 31, 2011, was 55 percent to equity managers, 37 percent to bond managers, five percent to private equity managers and the remainder in money market instruments. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. Our pension plan’s historical ten-year and 25-year compounded annualized returns are 5.5 percent and 9.2 percent, respectively. We believe that with our target allocation and the expected long-term returns of equity and bond indices as well as our actual historical returns, our 8.50 percent expected return on assets for 2012 is reasonable.

The discount rate assumptions used to determine future pension obligations at December 31, 2011 were based on the Aon Hewitt AA Only Above Median yield curve, which was designed by Aon Hewitt to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The AA Only Above Median curve represents a series of annual discount rates from bonds with AA minimum average rating as rated by Moody’s Investor Service (Moody’s), Standard & Poor’s (S&P) and Fitch. The discount rate assumptions used to determine future pension obligations at December 31, 2010 and 2009 were based on the Hewitt top quartile yield Curve (HTQ). The HTQ was a hypothetical double A yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the HTQ was required to have a rating of Aa or better by Moody’s or a rating of AA or better by S&P. Aon Hewitt no longer supports the previous yield curve model and the AA Only Above Median yield curve closely follows the previous yield curve. The discount rates determined on the basis described above were 4.90 percent, 5.35 percent and 5.80 percent at December 31, 2011, 2010 and 2009, respectively. We will continue to evaluate our actuarial assumptions at least annually, and we will adjust the assumptions as necessary.

We estimate that we will recognize approximately $13.5 million of pension expense in 2012 compared to $3.3 million in 2011. The increase in 2012 expense is due to the decrease in both the discount rate and the expected return on plan assets. Lowering the expected long-term rate of return on assets by 25 basis points would increase our net pension expense for 2012 by approximately $2.1 million. Lowering the discount rate by 25 basis points would increase our 2012 net pension expense by approximately $1.3 million.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. ASU 2011-05 will be effective for the quarter ending March 31, 2012. The adoption of this guidance will have no impact on our financial condition or results of operations but will impact the presentation of our financial statements. We are currently evaluating the presentation options.

In September 2011, the FASB issued ASU No. 2011-08, “Testing of Goodwill for Impairment (Topic 350)”. ASU No. 2011-08 allows companies to assess qualitative factors to determine whether the two-step quantitative goodwill impairment test needs to be performed. Under the option, an entity no longer would be required to calculate the fair value of a reporting unit unless it determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU may change how a company tests goodwill for impairment but should not change the timing or measurement of goodwill impairments. ASU 2011-08 will be effective for the year ending December 31, 2012. We are currently reviewing the standard for applicability.

Outlook

We continued to demonstrate that we can be successful in creating shareholder value without a benefit from new construction or a stable economy, and we believe we are well-positioned for future growth when new construction and the economy experience a sustained recovery. Our balance sheet and cash flow are strong and will support our active acquisition opportunities, our replacement water heater business in North America remains stable, and we are well established in China and India. The addition of Lochinvar and its potential to grow in both the domestic and international markets is another positive, which we expect will add $.40 to $.50 per share to our results in 2012.

While we carefully watch for signs of an economic slowdown in China and are concerned about the ongoing weakness of domestic construction, we believe our China businesses will grow approximately twice as fast as China’s GDP rate. We could see a decline in North American commercial volumes as a result of the pre-buy in the fourth quarter 2011 related to the Southern California air quality standard change, but we believe the balance of North American water heater volumes will be flat in 2012 because of the replacement business. We expect our Lochinvar business will grow in excess of ten percent in 2012 compared with full year 2011, as the boiler industry continues to transition from lower efficiency to higher efficiency boilers. We expect improved operating performance from our India water heater and China water treatment businesses in 2012 compared with 2011. However, we estimate significantly higher pension expense in 2012 partially due to a lower discount rate and lower expected investment returns. All this considered, we estimate 2012 earnings will be in a range of $2.65 and $2.85 per diluted share. This range does not include the potential impact from any future acquisitions or the impact of our RBC share activity.

OTHER MATTERS

Environmental

Our operations are governed by a number of federal, foreign, state, local and environmental laws concerning the generation and management of hazardous materials, the discharge of pollutants into the environment and remediation of sites owned by the company or third parties. We have expended financial and managerial resources complying with such laws. Expenditures related to environmental matters were not material in 2011 and are not expected to be material in any single year. We have accrued amounts associated with environmental obligations at various facilities and we believe these reserves are sufficient to cover reasonably anticipated remediation costs. Although we believe that our operations are substantially in compliance with such laws and maintain procedures designed to maintain compliance, there are no assurances that substantial additional costs for compliance will not be incurred in the future. However, since the same laws govern our competitors, we should not be placed at a competitive disadvantage.

Market Risk

We are exposed to various types of market risks, primarily currency. We monitor our risks in such areas on a continuous basis and generally enter into forward contracts to minimize such exposures for periods of less than one year. We do not engage in speculation in our derivatives strategies. Further discussion regarding derivative instruments is contained in Note 1 of Notes to Consolidated Financial Statements.

We enter into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. At December 31, 2011, we had net foreign currency contracts outstanding of $70.4 million. Assuming a hypothetical ten percent movement in the respective currencies, the potential foreign exchange gain or loss associated with the change in rates would amount to $7.0 million. It is important to note that gains and losses from our forward contract activities will be offset by gains and losses in the underlying transactions being hedged.

Our earnings exposure related to movements in interest rates is primarily derived from outstanding floating-rate debt instruments that are determined by short-term money market rates. At December 31, 2011, we had $363.9 million in outstanding floating-rate debt with a weighted-average interest rate of 1.9 percent at year end. A hypothetical ten percent annual increase or decrease in the year-end average cost of our outstanding floating-rate debt would result in a change in annual pretax interest expense of approximately $0.7 million.

Smith Investment Company Transaction

On December 9, 2008, we entered into a merger agreement with our largest stockholder, SICO, providing for SICO to become a wholly-owned subsidiary of our company in a tax free exchange. As a result of the merger, the stockholders of SICO now own shares of our company directly, rather than through SICO. Pursuant to the merger agreement, stockholders of SICO received 2.396 shares of our Class A Common Stock and 0.463 shares of our Common Stock for each share of SICO they held, subject to a portion of the Common Stock being placed in escrow to satisfy indemnity claims that we may have under the merger agreement. Prior to the merger, SICO owned approximately 97.9 percent of our outstanding Class A Common Stock and approximately 7.1% of our outstanding Common Stock. The merger agreement was approved by our stockholders on April 14, 2009 and was consummated on April 22, 2009.

The transaction with SICO was accounted for as a reverse acquisition with SICO as the accounting acquirer and our company (which is the surviving entity for legal purposes) as the accounting acquiree. As this is a common control transaction under Accounting Standards Codification (ASC) 805 Business Combinations, the transaction is accounted for as an equity transaction under ASC 810-10 Consolidations. The acquisition of a non-controlling interest does not require purchase accounting.

Furthermore, because SICO is the continuing reporting entity for accounting purposes, the reports filed by us as the surviving corporation in the transaction will parallel the financial reporting required under U.S. GAAP and Securities and Exchange Commission reporting rules as if SICO were the legal successor as of the date of the transaction. Accordingly, prior period financial information presented in our financial statements reflects the historical activity of SICO.

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

Forward-Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: difficulties in integrating the Lochinvar acquisition or achieving the disclosed accretion, cost synergies and/or global expansion opportunities related to the acquisition; weakening in the high efficiency boiler market or slowdown in the transition from non-condensing to condensing boilers; the ability to execute our acquisition strategy; significant volatility in raw material prices; competitive pressures on the company’s businesses; inability to implement pricing actions; instability in the company’s water products markets; further weakening in housing construction; further weakening in commercial construction; timing of any recoveries in housing or commercial construction; a slowdown in the Chinese economy; inability to make SWT profitable and adverse general economic conditions and capital market deterioration. Forward-looking statements included in this filing are made only as of the date of this filing, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” above.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

A. O. Smith Corporation

We have audited the accompanying consolidated balance sheets of A. O. Smith Corporation as of December 31, 2011 and 2010, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. O. Smith Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), A. O. Smith Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 27, 2012

CONSOLIDATED BALANCE SHEETS

December 31 (dollars in millions)

	2011	2010

Assets
Current Assets
Cash and cash equivalents	$463.4	$118.9
Receivables	368.4	313.3
Inventories	168.4	146.8
Deferred income taxes	24.6	27.3
Investments	162.4	-
Other current assets	21.5	17.4
Current assets - discontinued EPC operations	-	272.3

Total Current Assets	1,208.7	896.0

Net property, plant and equipment	315.3	258.4
Goodwill	433.8	323.8
Other intangibles	352.7	106.6
Other assets	38.5	36.8
Deferred income taxes	-	89.7
Long-term assets - discontinued EPC operations	-	399.3

Total Assets	$2,349.0	$2,110.6

Liabilities

Current Liabilities
Trade payables	$302.5	$263.0
Accrued payroll and benefits	41.9	37.2
Accrued liabilities	77.2	53.3
Product warranties	43.7	36.4
Income taxes	4.5	5.7
Long-term debt due within one year	18.6	18.6
Current liabilities - discontinued EPC operations	31.5	122.6

Total Current Liabilities	519.9	536.8

Long-term debt	443.0	242.4
Deferred income taxes	3.1	-
Product warranties	88.1	75.8
Post-retirement benefit obligation	11.6	13.6
Pension liabilities	139.5	222.9
Other liabilities	49.3	59.2
Long-term liabilities - discontinued EPC operations	8.7	78.5

Total Liabilities	1,263.2	1,229.2

Commitments and contingencies	-	-

Stockholders’ Equity

Preferred Stock	-	-
Class A Common Stock (shares issued 7,250,791 and 7,481,748)	36.3	37.4
Common Stock (shares issued 40,426,119 and 40,195,162)	40.4	40.2
Capital in excess of par value	652.5	655.7
Retained earnings	729.9	452.1
Accumulated other comprehensive loss	(300.9)	(229.4)
Treasury stock at cost	(72.4)	(74.6)

Total Stockholders’ Equity	1,085.8	881.4

Total Liabilities and Stockholders’ Equity	$2,349.0	$2,110.6

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF EARNINGS

Years ended December 31 (dollars in millions, except per share amounts)

	2011	2010	2009

Continuing Operations
Net sales	$1,710.5	$1,489.3	$1,375.0
Cost of products sold	1,197.9	1,043.3	980.1

Gross profit	512.6	446.0	394.9
Selling, general and administrative expenses	372.8	328.7	291.8
Flood related expense	-	35.4	-
Restructuring, impairment and settlement (income) expense - net	(11.2)	0.1	1.3
Interest expense	9.3	6.9	7.2
Other (income) expense - net	(19.8)	0.5	2.8

Earnings before provision for income taxes	161.5	74.4	91.8
Provision for income taxes	50.3	17.3	30.9

Earnings before equity loss in joint venture and discontinued operations	111.2	57.1	60.9
Equity loss in joint venture	-	-	(0.4)

Earnings from Continuing Operations	111.2	57.1	60.5
Discontinued Operations
Earnings from discontinued operations, less tax provision (benefit) for income taxes of $15.5 in 2011, $16.2 in 2010 and $(1.3) in 2009	43.0	54.4	29.1
Gain on sale of discontinued EPC operations, less tax provision of $145.6	151.5	-	-

Net Earnings	305.7	111.5	89.6
Net loss (earnings) attributable to noncontrolling interest:
Continuing operations	-	0.2	(9.6)
Discontinued operations	-	-	1.3

Net earnings attributable to A. O. Smith Corporation	$305.7	$111.7	$81.3

Net Earnings Per Share of Common Stock
Continuing Operations	$2.41	$1.25	$1.48
Discontinued Operations	4.22	1.19	0.89

Net Earnings attributable to A. O. Smith Corporation	$6.63	$2.44	$2.37

Diluted Net Earnings Per Share of Common Stock
Continuing Operations	$2.39	$1.24	$1.48
Discontinued Operations	4.18	1.18	0.88

Net Earnings attributable to A. O. Smith Corporation	$6.57	$2.42	$2.36

CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS (LOSS)

Years ended December 31 (dollars in millions)

	2011	2010	2009

Net Earnings	$305.7	$111.5	$89.6
Other comprehensive (loss) earnings
Foreign currency translation adjustments	(7.2)	7.3	2.9
Unrealized net (loss) gain on cash flow derivative instruments, less related income tax benefit (provision) of $7.0 in 2011, $0.1 in 2010 and $(35.0) in 2009	(11.0)	(0.2)	54.7
Change in pension liability less related income tax benefit of $34.8 in 2011, $2.7 in 2010 and $4.3 in 2009	(54.5)	(5.6)	(6.7)
Unrealized gain on investments less related tax provision of $0.7 in 2011	1.2	-	-
Less comprehensive earnings attributable to noncontrolling interest	-	-	(20.6)
Reclass of accumulated comprehensive loss associated with noncontrolling interest	-	-	(179.7)

Comprehensive Earnings (Loss)	$234.2	$113.0	$(59.8)

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended December 31 (dollars in millions)

	2011	2010	2009

Operating Activities
Net Earnings	$305.7	$111.5	$89.6
Less earnings from discontinued operations	(194.5)	(54.4)	(29.1)
Adjustments to reconcile earnings from continuing operations to cash provided by operating activities:
Depreciation and amortization	47.0	40.8	38.3
Loss on disposal of assets	1.0	11.7	0.9
Unrealized gain on investment	(19.8)	-	-
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	8.0	(37.5)	46.8
Noncurrent assets and liabilities	(86.4)	(8.8)	(24.3)
Other	-	-	0.7

Cash Provided by Operating Activities – continuing operations	61.0	63.3	122.9
Cash (Used in) Provided by Operating Activities – discontinued operations	(2.3)	61.5	140.0

Cash Provided by Operating Activities	58.7	124.8	262.9

Investing Activities
Acquisition of businesses	(421.1)	(11.8)	(71.4)
Proceeds from sale of investments	-	4.6	8.9
Proceeds on sale of assets	-	3.0	2.0
Net cash distributed with spinoff of discontinued SICO businesses	-	-	(7.1)
Capital expenditures	(53.5)	(53.5)	(42.7)

Cash Used in Investing Activities – continuing operations	(474.6)	(57.7)	(110.3)
Cash Provided by (Used in) Investing Activities – discontinued operations	600.2	(8.8)	(6.7)

Cash Provided by (Used in) Investing Activities	125.6	(66.5)	(117.0)

Financing Activities
Long-term debt incurred	200.2	5.0	-
Long-term debt repaid	-	-	(91.1)
Common stock repurchase	(23.5)	-	-
Net proceeds from stock option activity	11.2	4.0	7.6
Dividends paid	(27.7)	(24.7)	(21.4)

Cash Provided by (Used in) Financing Activities – continuing operations	160.2	(15.7)	(104.9)
Cash Used in Financing Activities – discontinued operations	-	-	-

Cash Provided by (Used in) Financing Activities	160.2	(15.7)	(104.9)

Net increase in cash and cash equivalents	344.5	42.6	41.0
Cash and cash equivalents-beginning of year	118.9	76.3	35.3

Cash and Cash Equivalents-End of Year	$463.4	$118.9	$76.3

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended December 31 (dollars in millions)

	2011	2010	2009

Class A Common Stock
Balance at the beginning of the year	$37.4	$39.3	$60.4
Reverse acquisition of SICO	-	-	0.8
Conversion of Class A Common Stock	(1.1)	(1.9)	(21.9)

Balance at the end of the year	$36.3	$37.4	$39.3

Common Stock
Balance at the beginning of the year	$40.2	$39.9	$2.3
Reverse acquisition of SICO	-	-	33.3
Conversion of Class A Common Stock	0.2	0.3	4.3

Balance at the end of the year	$40.4	$40.2	$39.9

Capital in Excess of Par Value
Balance at the beginning of the year	$655.7	$636.9	$(62.4)
Buy out of Tianlong	-	12.9	-
Reverse acquisition of SICO	-	-	676.1
Conversion of Class A Common Stock	0.9	1.6	17.6
Issuance of share units	(3.7)	(3.1)	(0.1)
Vesting of share units	(8.2)	(1.6)	-
Stock based compensation expense	6.7	6.1	3.5
Exercise of stock options	(7.5)	(1.2)	(0.9)
Tax benefit from exercise of stock options and vesting of share units	4.3	0.7	2.9
Stock incentives and directors’ compensation	4.3	3.4	0.2

Balance at the end of the year	$652.5	$655.7	$636.9

Retained Earnings
Balance at the beginning of the year	$452.1	$365.4	$316.1
Net earnings	305.7	111.7	81.3
Activity related to the spin off of SICO discontinued businesses	-	-	(32.8)
Cash dividends on stock	(27.9)	(25.0)	(11.8)
Reverse acquisition of SICO	-	-	12.6

Balance at the end of the year	$729.9	$452.1	$365.4

Accumulated Other Comprehensive Loss
Balance at the beginning of the year	$(229.4)	$(230.9)	$(89.8)
Foreign currency translation adjustments	(7.2)	7.3	2.9
Unrealized net (loss) gain on cash flow derivative instruments, less related income tax benefit (provision) of $7.0 in 2011, $0.1 in 2010 and $(35.0) in 2009	(11.0)	(0.2)	54.7
Change in pension liability less related income tax benefit of $34.8 in 2011, $2.7 in 2010 and $4.3 in 2009	(54.5)	(5.6)	(6.7)
Unrealized gain on investments less income tax provision of $0.7 in 2011	1.2	-	-
Less noncontrolling interest in other comprehensive gain	-	-	(12.3)
Reverse acquisition of SICO	-	-	(179.7)

Balance at the end of the year	$(300.9)	$(229.4)	$(230.9)

Treasury Stock
Balance at the beginning of the year	$(74.6)	$(79.9)	$-
Reverse acquisition of SICO	-	-	(84.3)
Exercise of stock options, net of 258,238 shares surrendered as proceeds in 2009	15.3	4.6	4.4
Stock incentives and directors’ compensation	0.4	0.3	-
Shares repurchased	(23.5)	-	-
Vesting of share units, net of 27,561 shares surrendered to pay taxes in 2010	10.0	0.4	-

Balance at the end of the year	$(72.4)	$(74.6)	$(79.9)

Noncontrolling Interest
Balance at the beginning of the year	$-	$19.1	$436.6
Net earnings	-	-	8.3
Cash dividends on stock	-	-	(7.8)
Comprehensive gain	-	-	12.3
Reverse acquisition of SICO	-	-	(449.4)
Acquisition of Tianlong	-	-	19.2
Net earnings of Tianlong	-	(0.2)	(0.1)
Buy out of Tianlong	-	(18.9)	-

Balance at the end of the year	$-	$-	$19.1

Total Stockholders’ Equity	$1,085.8	$881.4	$789.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies

Organization.  A. O. Smith Corporation (A. O. Smith or the company) is a manufacturer of water heaters and boilers, serving a diverse mix of residential and commercial end markets principally in the United States with a strong and growing international presence. The company is comprised of two reporting segments: North America and Rest of World. Both segments manufacture and market comprehensive lines of residential gas, gas tankless, oil and electric water heaters and commercial water heating equipment. Both segments primarily serve their respective regions of the world. The North America segment also manufactures and markets specialty commercial water heating equipment, condensing and non-condensing boilers and water system tanks. The Rest of World segment also manufactures and markets water treatment products, primarily in Asia.

On August 22, 2011, the company sold its Electrical Products (EPC) business to Regal Beloit Corporation (RBC) for approximately $760 million in cash and approximately 2.83 million shares of RBC common stock. Due to the sale, EPC has been reported separately as a discontinued operation.

Consolidation. The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries after elimination of intercompany transactions.

On April 22, 2009, A. O. Smith Corporation (the company) closed on a merger transaction with Smith Investment Company (SICO). The merger was approved by A. O. Smith’s stockholders on April 14, 2009.

The transaction between the company and SICO has been accounted for as a reverse acquisition with SICO as the accounting acquirer and the company (which is the surviving entity for legal purposes) as the accounting acquiree. As this is a common control transaction under Accounting Standards Codification (ASC) 805 Business Combinations (formerly Statement of Financial Accounting Standard (SFAS) 141(R)), the transaction is accounted for as an equity transaction under ASC 810-10 Consolidations (formerly SFAS 160). The acquisition of a noncontrolling interest does not require purchase accounting.

Furthermore, because SICO is the continuing reporting entity for accounting purposes, the reports filed by the company as the surviving corporation in the transaction will parallel the financial reporting required under Generally Accepted Accounting Principles (GAAP) and Securities and Exchange Commission (SEC) reporting rules as if SICO were the legal successor as of the date of the transaction. Accordingly, prior period financial information presented in the company’s financial statements reflects the historical activity of SICO.

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

Fair value of financial instruments. The carrying amounts of cash and cash equivalents, receivables, floating rate debt and trade payables approximated fair value as of December 31, 2011 and 2010, due to the short maturities or frequent rate resets of these instruments. The fair value of term notes with insurance companies was approximately $106.7 million as of December 31, 2011 compared with the carrying amount of $97.7 million for the same date. The fair value is estimated based on current rates offered for debt with similar maturities.

Foreign currency translation. For all subsidiaries outside the U.S., with the exception of its Mexican operation and two of its Chinese non-operating companies, the company uses the local currency as the functional currency. For those operations using a functional currency other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at weighted-average exchange rates. The resulting translation

1.    Organization and Significant Accounting Policies (continued)

adjustments are recorded as a separate component of stockholders’ equity. The Mexican operation and the two Chinese non-operating companies use the U.S. dollar as the functional currency as such operations are a direct and integral component of the company’s U.S. operations. Gains and losses from foreign currency transactions are included in net earnings.

Cash and cash equivalents. The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventory valuation. Inventories are carried at lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for substantially all domestic inventories, which comprise 65 percent and 60 percent of the company’s total inventory at December 31, 2011 and 2010, respectively. Inventories of foreign subsidiaries and supplies are determined using the first-in, first-out (FIFO) method.

Property, plant and equipment. Property, plant and equipment are stated at cost. Depreciation is computed primarily by the straight-line method. The estimated service lives used to compute depreciation are generally 25 to 50 years for buildings, three to 20 years for equipment and three to seven years for software. Maintenance and repair costs are expensed as incurred.

Goodwill and other intangibles. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis. Separable intangible assets primarily comprised of customer relationships that are not deemed to have an indefinite life are amortized on a straight-line basis over their estimated useful lives which range from ten to 25 years.

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

The after-tax loss of the effective portion of the contracts of $0.1 million as of December 31, 2011 was recorded in accumulated other comprehensive loss, and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The effective portion of the contracts will be reclassified within one year. Contracts related to the company’s discontinued operation that expire after the expected closing date no longer qualified for hedge accounting; therefore the change in valuation from the announcement of the sale to August 22, 2011 was minimal and was recorded in earnings from discontinued operations in the years ended December 31, 2011 and 2010, respectively. Commodity hedges outstanding at December 31, 2011 are a total of approximately 0.3 million pounds of copper.

Foreign Currency Forward Contracts

The company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases, sales and certain intercompany transactions in the normal course of business. Principal currencies include the Canadian dollar, Mexican peso and Euro.

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

The majority of the amounts in accumulated other comprehensive loss for cash flow hedges is expected to be reclassified into earnings within one year and all of the hedges will be reclassified into earnings no later than December 2013. Contracts related to the company’s discontinued operation that expire after the expected closing date no longer qualified for hedge accounting; therefore the change in valuation from the announcement of the sale to August 22, 2011 of $3.2 million and $0.4 million were recorded in earnings from discontinued operations in the years ended December 31, 2011 and 2010, respectively.

The following table summarizes, by currency, the contractual amounts of the company’s foreign currency forward contracts:

December 31 (dollars in millions)	2011		2010
	Buy	Sell	Buy	Sell
Euro	$16.1	$1.2	$-	$2.2
Canadian dollar	-	36.6	-	35.4
Mexican peso	16.5	-	11.2	-

Total	$32.6	$37.8	$11.2	$37.6

Interest Rate Swap Agreement

The company is exposed to interest rate risk as a result of its floating rate borrowings under its revolving credit facility. The company used an interest rate swap to manage this risk. The company’s one interest rate swap in the amount of $25 million expired in November 2010.

The interest rate swap was designated and accounted for as a cash flow hedge of floating rate debt. A derivative interest rate liability of $1.0 million as of December 31, 2009 was recorded in accrued liabilities. Gains and losses on this instrument were recorded in accumulated other comprehensive loss, net of tax, until the underlying transaction was recorded in earnings. When

1.    Organization and Significant Accounting Policies (continued)

the hedged item was realized, gains or losses were reclassified from accumulated other comprehensive loss to the statement of earnings. The assessment of effectiveness for the interest rate swap was based on changes in floating rate interest rates. This swap was determined to be highly effective.

Equity Collar Contract

As discussed in Note 2, on August 22, 2011, the company sold EPC to RBC and received approximately 2.83 million RBC shares. The RBC share price appreciated in the first quarter of 2011 during which the company entered into an equity collar contract for 50 percent of the RBC shares to protect a portion of that appreciation. The put strike price of the equity collar is $63.29 and the call strike price of the collar is $77.32. The RBC share price on December 31, 2011 was $50.97. The collar does not qualify for hedge accounting and therefore is adjusted to fair value on a quarterly basis through earnings from continuing operations. The company is required to make cash or stock deposits on unrealized losses on the equity collar that exceed $25.0 million. The mark to market accounting for the RBC shares and hedge will continue until the equity collar contract expires in March 2012.

The impact of derivative contracts on the company’s financial statements is as follows (dollars in millions):

Fair value of derivative instruments designated as hedging instruments under ASC 815 in continuing operations:

December 31, (dollars in millions)	Balance Sheet Location	Fair Value
		2011	2010
Commodities contracts	Other current assets	$-	$0.8
	Accrued liabilities	(0.1)	-
Foreign currency contracts	Accrued liabilities	(1.6)	(0.5)
	Other current assets	1.3	1.1

Total derivatives designating as hedging instruments		$(0.4)	$1.4

Fair value of derivatives not designated as hedging instruments under ASC 815 in continuing operations:

December 31, (dollars in millions)	Balance Sheet Location	Fair Value
		2011	2010
Equity collar contract	Investments	$17.9	$-

Total derivatives not designated as hedging instruments		$17.9	$-

1.    Organization and Significant Accounting Policies (continued)

The effect of derivative instruments on the Statement of Earnings for continuing and discontinued operations.

Year ended December 31, (dollars in millions)

Derivatives in ASC 815 cash flow hedging relationships	Amount of (loss) gain recognized in OCI on derivative (effective portion)		Location of (loss) gain reclassified from Accumulated OCI into earnings (effective portion)	Amount of (loss) gain reclassified from Accumulated OCI into earnings (effective portion)		Location of gain recognized in earnings on derivative (ineffective portion)	Amount of gain recognized in earnings on a derivative (ineffective portion)
	2011	2010		2011	2010		2011	2010
Commodities contracts	$(3.0)	$10.2	Cost of products sold	$(0.1)	$1.1	Cost of products sold	$-	$-
			Discontinued operations	7.0	12.4	Discontinued operations	0.1	-
			Gain on sale of EPC	1.8	-	N/A	-	-
Foreign currency contracts	3.5	11.5	Cost of products sold	0.2	0.6	N/A	-	-
			Discontinued operations	6.9	9.0	Discontinued operations	-	-
			Gain on sale of EPC	5.2	-	NA	-	-
Interest rate swap contract	-	(0.1)	Interest expense	-	(1.1)	N/A	-	-

	$0.5	$21.6		$21.0	$22.0		$0.1	$-

Derivatives not designated as a hedging instrument under ASC 815	Location of gain recognized in earnings from continuing operations on derivative	Amount of gain recognized in earnings from continuing operations on derivative
		2011	2010
Equity collar contract	Other income - net	$17.9	$-

1.    Organization and Significant Accounting Policies (continued)

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

Continuing assets measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	December 31, 2011	December 31, 2010
Quoted Prices in Active Markets for Identical Assets (Level 1)	$144.2	$0.6
Significant Other Observable Inputs (Level 2)	17.8	0.8

Total Investments and Net Derivative Contracts	$162.0	$1.4

There were no changes in our valuation techniques used to measure fair values on a recurring basis as a result of adopting ASC 820.

Revenue recognition. The company recognizes revenue upon transfer of title, which occurs upon shipment of the product to the customer except for certain export sales where transfer of title occurs when the product reaches the customer destination.

Contracts and customer purchase orders are used to determine the existence of a sales arrangement. Shipping documents are used to verify shipment. The company assesses whether the selling price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The company assesses collectability based on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history, and does not require collateral on sales in most cases. The allowance for doubtful accounts was $3.4 million and $3.5 million at December 31, 2011 and 2010, respectively.

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

Advertising. The majority of advertising costs are charged to operations as incurred and amounted to $58.9 million, $47.9 million and $41.0 million during 2011, 2010 and 2009, respectively. Included in total advertising costs are expenses associated with store displays and shell water units for A. O. Smith branded products in China that are amortized over 12 to 24 months which totaled $13.1 million, $9.2 million and $5.7 million during 2011, 2010 and 2009, respectively.

Research and development. Research and development costs are charged to operations as incurred and amounted to $42.7 million, $37.1 million and $31.0 million during 2011, 2010 and 2009, respectively.

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

1.    Organization and Significant Accounting Policies (continued)

The following table presents the company’s product warranty liability activity in 2011 and 2010:

Years ended December 31 (dollars in millions)	2011	2010
Balance at beginning of year	$112.2	$108.6
Lochinvar acquisition (see Note 3)	5.8	-
Expense	64.6	62.7
Net increase in warranty reserve due to settlement	7.5	-
Claims settled	(58.3)	(59.1)

Balance at end of year	$131.8	$112.2

See Note 4 for discussion on the increase in warranty reserve due to settlement and the increase in warranty expense and reserve associated with component issues in Canada.

Environmental costs. The company accrues for costs associated with environmental obligations when such costs are probable and reasonably estimable. Costs of estimated future expenditures are not discounted to their present value. Recoveries of environmental costs from other parties are recorded as assets when their receipt is considered probable. The accruals are adjusted as facts and circumstances change.

Stock-based compensation. The company follows ASC 718, Compensation—Stock Compensation (formerly SFAS 123(R)). Compensation cost is recognized using the straight-line method over the vesting period of the award. ASC 718 also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under prior literature. Excess tax deductions of $4.3 million, $0.7 million and $2.9 million were recognized as financing cash flows in 2011, 2010 and 2009, respectively.

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

	2011	2010	2009
Denominator for basic earnings per share - weighted-average shares outstanding	46,119,032	45,743,246	34,289,257
Effect of dilutive stock options, restricted stock and share units	455,586	419,469	187,599

Denominator for diluted earnings per share	46,574,618	46,162,715	34,476,856

On October 11, 2010, the company’s board of directors declared a three-for-two stock split of the company’s Class A Common Stock and Common Stock in the form of a 50 percent stock dividend to stock holders of record on October 29, 2010 and payable on November 15, 2010. Shares held in treasury by the company were not impacted by the split. All references in the financial statements to number of shares outstanding, price per share, per share amounts and stock based compensation data have been retroactively restated to reflect the split for all periods presented.

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

Reclassifications. Certain amounts from prior years have been reclassified to conform with current year presentation.

1.    Organization and Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. ASU 2011-05 will be effective for the quarter ending March 31, 2012. The adoption of this guidance will have no impact on the company’s financial condition or results of operations but will impact the presentation of the financial statements. The company is currently evaluating the presentation options.

In September 2011, the FASB issued ASU 2011-08, “Testing of Goodwill for Impairment (Topic 350)”. ASU 2011-08 allows companies to assess qualitative factors to determine whether the two-step quantitative goodwill impairment test needs to be performed. Under the option, an entity no longer would be required to calculate the fair value of a reporting unit unless it determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU may change how a company tests goodwill for impairment but should not change the timing or measurement of goodwill impairments. The ASU will be effective for the year ending December 31, 2012. The company is currently reviewing the standard for applicability.

2.    Discontinued Operations

On August 22, 2011, the company completed the sale of EPC to RBC for $759.9 million in cash and approximately 2.83 million of RBC shares. Included in the $759.9 million of cash is a final working capital adjustment of $7.4 million which is recorded as a receivable from RBC. The value of the RBC shares on the date of the closing of the sale was $140.6 million. See Note 13 for further discussion regarding the company’s investment in RBC stock. The company has paid $126.5 million in income taxes and $21.4 million in commissions and other sale related payments as of December 31, 2011 and estimates it will pay $34.2 million in income taxes in 2012.

Included in the gain on sale of EPC was an additional income tax accrual of $56.5 million due to the company’s assertion that certain foreign earnings derived from the sale of EPC were not considered permanently reinvested by the company. The accrual is included in long term deferred income taxes in continuing operations. Also included in the gain on sale is a $10.9 million gain related to cumulative translation adjustments associated with EPC’s foreign subsidiaries.

The results of EPC including all prior years have been reported separately as discontinued operations.

2.    Discontinued Operations (continued)

The components of the net assets of EPC discontinued operations were:

(dollars in millions)	December 31, 2010
Current Assets
Trade receivables	$110.8
Inventory	135.9
Deferred taxes	2.2
Derivative contracts asset	17.4
Other current assets	6.0

Total Current Assets	272.3

Net property, plant and equipment	148.1
Goodwill	248.4
Other intangibles	2.8

Total Assets	$671.6

Current Liabilities
Trade payables	$89.5
Accrued payroll and benefits	15.2
Accrued liabilities	11.1
Product warranties	4.3
Income taxes	2.5

Total Current Liabilities	122.6

Deferred taxes	77.2
Other liabilities	1.3

Total Liabilities	201.1

Total Net Assets	$470.5

Current liabilities-net of $31.5 million and long-term liabilities-net of $8.7 million of the EPC discontinued operations at December 31, 2011 consist primarily of certain retained product liabilities, employee obligations such as workers’ compensation and disability and income tax liabilities associated with EPC.

The condensed statement of earnings of the EPC discontinued operations is:

Years ended December 31 (dollars in millions)
	2011	2010	2009
Net sales	$531.8	$701.8	$616.5
Cost of products sold	415.6	544.0	510.5

Gross profit	116.2	157.8	106.0
Selling, general and administrative expenses	61.5	84.2	74.8
Restructuring and other	-	0.1	(1.6)
Interest expense	2.2	3.6	4.7
Other (income) expense—net	(6.0)	(0.7)	0.3

	58.5	70.6	27.8
Provision (benefit) for income taxes	15.5	16.2	(1.3)

Net earnings	$43.0	$54.4	$29.1

2.    Discontinued Operations (continued)

Consolidated interest expense not directly attributable to other operations was allocated to discontinued operations based on the ratio of EPC net assets to be sold to the sum of consolidated net assets plus consolidated debt not directly attributable to other operations.

The cash flow provided by EPC discontinued operations is as follows:

Years ended December 31 (dollars in millions)
	2011	2010	2009

Operating Activities
Earnings	$43.0	$54.4	$29.1
Adjustments to reconcile earnings to net cash provided by discontinued operating activities:
Depreciation and amortization	16.5	26.1	29.2
Gain on sale of assets	(4.8)	(0.2)	(2.0)
Net changes in operating assets and liabilities
Current assets and liabilities	(56.2)	(23.3)	74.5
Noncurrent assets and liabilities	0.9	4.5	9.9
Other	(1.7)	-	(0.7)

Cash (Used in) Provided by Discontinued Operating Activities	(2.3)	61.5	140.0

Investing Activities
Capital expenditures	(10.5)	(14.3)	(14.3)
Proceeds on sale of assets	6.1	5.5	7.6
Proceeds from sale of operations	752.5	-	-
Payments associated with sale	(147.9)	-	-

Cash Provided by (Used in) Discontinued Investing Activities	600.2	(8.8)	(6.7)

Cash Flow Provided by Discontinued Operations	$597.9	$52.7	$133.3

In the second quarter of 2011, the company sold a facility in China and recognized a gain of $4.8 million.

3.    Acquisitions

On August 26, 2011, the company acquired 100 percent of the shares of Lochinvar Corporation (Lochinvar), a privately held manufacturer of high-efficiency boilers used in residential and commercial hydronic heating and hot water applications located in Lebanon, Tennessee. The addition of Lochinvar expands the company’s product offerings and gives the company access to proven high-efficiency boiler technology. Lochinvar is included in the North America segment.

The company paid an aggregate cash purchase price, net of $1.5 million of cash acquired, of $421.1 million. In addition, the company incurred acquisition costs of approximately $5.5 million. Under the purchase agreement for the Lochinvar acquisition, the company agreed to make a contingent payment of up to an additional $35.0 million in cash based on the amount by which Lochinvar sales between December 1, 2011 and November 30, 2012 exceed $216.0 million. As of the acquisition date and December 31, 2011, the fair value of the contingent payment has been estimated at $16.8 million.

The following table summarizes the allocation of fair value of the assets acquired and liabilities assumed at the date of acquisition. Of the $258.3 million of acquired intangible assets, $103.5 million has been assigned to tradenames that are not subject to amortization and $152.5 million has been assigned to customer lists which are being amortized over 19 years, and the remaining $2.3 million has been assigned to non-compete agreements and patents which are being amortized over ten years.

3.    Acquisition (continued)

August 26, 2011 (dollars in millions)

Current assets, net of cash acquired	$54.0
Property, plant and equipment	41.9
Intangible assets	258.3
Other assets	0.1
Goodwill	111.4

Total assets acquired	465.7
Current liabilities	24.3
Long-term liabilities	3.5

Total liabilities assumed	27.8

Net assets acquired	$437.9

For income tax purposes, the transaction has been accounted for as an asset purchase, resulting in the full amount of goodwill and intangible assets, totaling $369.7 million being deductible for income tax purposes.

Lochinvar’s results of operations have been included in the company’s financial statements from August 26, 2011, the date of acquisition. Revenues and pretax earnings associated with Lochinvar included in operations totaled $75.9 million and $5.6 million, respectively which included $13.0 million of operating earnings less $5.5 million of acquisition costs included in selling, general and administrative expense and $1.9 million of interest expense.

The following table represents the pro forma unaudited results of operations for the company for the years ended December 31, 2011 and 2010, respectively, assuming consummation of the purchase of Lochinvar as of January 1, of each year. (dollars in millions except per share data):

	Years ended December 31,
	2011	2010
Net sales	$1,835.8	$1,664.0
Earnings from continuing operations	122.5	71.5
Earnings per common share:
Basic	$2.66	$1.56

Diluted	$2.63	$1.55

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

In November 2009, the company acquired a majority interest in the water treatment business of Tianlong Holding Co. Ltd. (Tianlong) of Hong Kong, with operations based in Shanghai, China. A newly formed company, A. O. Smith (Shanghai) Water Treatment Products Co., Ltd. (SWT), holds the assets of the business, which manufactures and supplies reverse osmosis units and other water treatment products to the China residential and commercial markets as well as export markets around the world.

The company acquired an 80 percent interest in SWT at a total cost of $76.7 million, including fixed future payments of $5.7 million, subject to reductions for claims the company may make if there are any breaches of the representations and warranties made by the selling shareholder under the acquisition agreement. As required under ASC 805 the company recorded 100% of the fair value of the assets and liabilities as of the date of acquisition, with the 20 percent noncontrolling interest recorded in the equity section of the company’s balance sheet. The acquisition value exceeded the fair value of the assets acquired by $90.6 million, of which $55.4 million was recorded as goodwill and $42.2 million was recorded as intangible assets in the Rest of World segment. In addition, $7.0 million of deferred tax liabilities associated with the intangible assets were recorded. In 2010, the company made a goodwill adjustment of $1.1 million related to an inventory valuation. The company purchased the remaining 20 percent interest in SWT for $6 million from its former partner in the fourth quarter of 2010 and the company now owns 100 percent of SWT. The difference between the amount paid and the carrying value of the noncontrolling interest was

3.    Acquisitions (continued)

recorded to additional paid-in capital. The $5.7 million future payment mentioned above was not paid due to breaches of representations and warranties and was recognized as a gain as part of a settlement with the former owner (see Note 4).

In July 2010, the company purchased the U.S. assets and the right to market and sell tankless water heaters in North America from Takagi Industrial Co, Ltd (Takagi) of Fuji-city, Shizuoka, Japan for $5.5 million. Through the venture, the company offers a full line of tankless water heaters under its own brands in association with the Takagi brand. Takagi is included in the North America segment.

In the fourth quarter of 2010, the company purchased the remaining 50 percent share of its China joint venture that manufactures combi-boilers for the residential market in China for $0.3 million. The joint venture was formed in December, 2007.

In April 2009, the company acquired the assets of Applied Energy Recovery Systems Inc. (AERS), a manufacturer of commercial and residential heat pump water heater products located in Norcross, Ga. The purchase price for the assets totaled $0.7 million, including a fixed payment of $0.1 million made in 2010 and contingent future payments totaling $0.2 million due during the period 2010 through 2013 based on achievement of sales projections. No contingent payments were made in 2011 or 2010. All future payments are subject to reductions for claims the company may make if there are any breaches of the representations and warranties made by the seller under the asset purchase agreement. The purchase price exceeded the fair value of the assets acquired by $0.5 million which was recorded as goodwill. AERS is included in the North America segment.

The acquisitions were accounted for under the purchase accounting method, and accordingly, the results of operations are included in the company’s financial statements from the date of acquisition.

4.    Restructuring, Impairment, Other Charges and Settlement Income

Restructuring, Impairment and Settlement Income, Net

On May 5, 2011, the company entered into an agreement settling a legal action that the company commenced on June 30, 2009, in Tennessee State Court, seeking recovery for costs and damages due to an issue with a component part supplied by the vendor. Under the terms of the settlement agreement, the vendor and the vendor’s supplier made a $35.5 million cash payment to the company. The settlement reimbursed the company for past costs previously incurred, satisfied in full a receivable recorded by the company, and the company increased its reserve for future costs associated with the affected components on company products by $7.5 million. In the second quarter of 2011, the company recorded a pretax gain of $11.2 million for the reimbursement of related costs incurred in prior years. This activity is included in the North America segment.

Also in the second quarter of 2011, the company recorded an $8.2 million warranty provision to reflect an estimate of expenses that it will likely incur in the future related to a similar component issue in Canada. On June 14, 2011, the company commenced legal action in the United States District Court for the Eastern District of Missouri against certain suppliers seeking recovery of increased costs and damages that the company incurred or will incur due to the issue in Canada. The company has not recorded any adjustments to its provision due to the early status of the legal action. These charges are included in the North America segment.

In 2010, the company recognized a $3.3 million impairment charge related to SWT’s trademarks. The company announced plans to move the water treatment operations to Nanjing, China to recognize synergies associated with the company’s strong management team and the engineering center in place at the company’s water heater operations in that city. A restructuring charge of $1.8 million was recognized relative to the move for severance, lease termination and asset impairment costs. The charges were largely offset by a $5.0 million gain on settlement of disputes with the prior owner relative to breaches of representations and warranties regarding the condition of SWT on the date of purchase. This activity is included in Rest of World segment.

The following table presents an analysis of the company’s restructuring, impairment and settlement reserve as of and for the years ended December 31, 2011 and 2010 (dollars in millions):

4.    Restructuring, Impairment, Other Charges and Settlement Income (continued)

	Severance Costs	Intangible Impairment	Settlement Income	Other	Total
Balance at December 31, 2009	$-	$-	$-	$-	$-
Expense (income) recognized	1.1	3.3	(5.0)	0.7	0.1
Intangible asset write-down	-	(3.3)	-	(0.1)	(3.4)
Settlement income	-	-	5.0	-	5.0

Balance at December 31, 2010	$1.1	$-	$-	$0.6	$1.7
Cash payments	(1.1)	-	-	(0.6)	(1.7)
Income recognized	-	-	(11.2)	-	(11.2)
Settlement income	-	-	11.2	-	11.2

Balance at December 31, 2011	$-	$-	$-	$-	$-

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

Other Charges

The company recognized $0.4 million of expense in 2009, associated with retained liabilities of previously owned businesses which were sold by the company between 1997 and 2001. The majority of the $0.4 million recognized in 2009 is related to ongoing environmental liabilities.

5.    Statement of Cash Flows

Supplemental cash flow information is as follows:

Years ended December 31 (dollars in millions)	2011	2010	2009
Net change in current assets and liabilities, net of acquisitions:
Receivables	$(28.1)	$(33.2)	$(10.5)
Inventories	4.7	(32.0)	17.0
Other current assets	(4.5)	(1.5)	(1.0)
Trade payables	27.4	23.3	40.8
Accrued liabilities, including payroll and benefits	5.8	(0.7)	6.4
Income taxes payable	2.7	6.6	(5.9)

	$8.0	$(37.5)	$46.8

6.    Inventories

December 31 (dollars in millions)	2011	2010
Finished products	$85.6	$72.7
Work in process	10.6	14.4
Raw materials	98.9	82.7

Inventories, at FIFO cost	195.1	169.8
LIFO reserve	26.7	23.0

	$168.4	$146.8

6.    Inventories (continued)

The company recognized after-tax LIFO expense (income) of $0.4 million, $0.3 million and $(0.6) million in 2011, 2010 and 2009, respectively.

7.    Property, Plant and Equipment

December 31 (dollars in millions)	2011	2010
Land	$11.7	$9.2
Buildings	166.8	121.8
Equipment	418.7	377.9
Software	16.8	16.0

	614.0	524.9
Less accumulated depreciation and amortization	298.7	266.5

	$315.3	$258.4

8.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill during the years ended December 31, 2011 and 2010, consisted of the following:

(dollars in millions)	North America	Rest of World	Total
Balance at December 31, 2009	$264.6	$55.3	$319.9
Acquisition of businesses (see Note 3)	-	1.1	1.1
Currency translation adjustment	2.8	-	2.8

Balance at December 31, 2010	267.4	56.4	323.8
Acquisition of businesses (see Note 3)	108.8	2.6	111.4
Currency translation adjustment	(1.3)	(0.1)	(1.4)

Balance at December 31, 2011	$374.9	$58.9	$433.8

The carrying amount of other intangible assets consisted of the following:

	$00.000000	$00.000000	$00.000000	$00.000000	$00.000000	$00.000000
	2011			2010
December 31 (dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets
Patents	$6.8	$(3.6)	$3.2	$6.6	$(2.8)	$3.8
Customer lists	231.0	(27.4)	203.6	78.6	(18.6)	60.0

Total amortizable intangible assets	237.8	(31.0)	206.8	85.1	(21.4)	63.7
Indefinite-lived intangible assets
Trade names	145.9	-	145.9	42.9	-	42.9

Total intangible assets	$383.7	$(31.0)	$352.7	$128.0	$(21.4)	$106.6

Amortization of other intangible assets of $9.6 million, $7.1 million, and $3.9 million was recorded in 2011, 2010 and 2009, respectively. In the future, amortization should approximate $14.7 million annually and the intangible assets will be amortized over a weighted average period of 17 years.

As a result of the sale of EPC and change in management reporting, the company reconsidered its segment reporting in the fourth quarter of 2011. These changes did not have a significant impact on how the company evaluates goodwill or other intangible assets for impairment. The company concluded that no goodwill impairment existed at the time of the annual impairment tests which were performed in the fourth quarters of 2011, 2010 and 2009. In 2010, the company recognized an intangible asset impairment charge related to SWT of $3.3 million (see Note 4). No impairments of other intangible assets were recorded in 2011 and 2009.

9.    Debt and Lease Commitments

December 31 (dollars in millions)	2011	2010
Bank credit lines, average year-end interest rate of 6.8% for 2011 and 5.1% for 2010	$6.2	$6.5
Revolving credit agreement borrowings, average year-end interest rate of 1.8% for 2011 and 2010	330.0	115.0
Commercial paper, average year-end interest rate of 1.3% for 2011	27.7	-
Term notes with insurance companies, expiring through 2018, average year-end interest rate of 5.9% for 2011 and 2010	68.3	86.9
Canadian revolving credit agreement borrowings, average year-end interest rate of 2.7% for 2010	-	22.6
Canadian term notes with insurance companies, expiring through 2018, average year-end interest rate of 5.3% for 2011 and 2010	29.4	30.0

	461.6	261.0
Less long-term debt due within one year	18.6	18.6

Long-term debt	$443.0	$242.4

The company has a $425 million multi-year multi-currency revolving credit agreement with a group of eight banks, which expires on November 13, 2013. The facility has an accordion provision which allows it to be increased up to $525 million if certain conditions (including lender approval) are satisfied. Borrowings under the company’s bank credit lines and commercial paper borrowings are supported by the revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt at December 31, 2011 and 2010. At its option, the company maintains either cash balances or pays fees for bank credit and services.

Scheduled maturities of long-term debt within each of the five years subsequent to December 31, 2011 are as follows:

Years ending December 31 (dollars in millions)	Amount
2012	$18.6
2013	382.5
2014	14.4
2015	14.4
2016	14.4

Future minimum payments under non-cancelable operating leases relating mostly to office, manufacturing and warehouse facilities total $50.5 million and are due as follows

Years ending December 31 (dollars in millions)	Amount
2012	$12.4
2013	8.6
2014	7.5
2015	6.5
2016	4.6
Thereafter	10.9

Rent expense, including payments under operating leases, was $16.1 million, $13.9 million and $12.3 million in 2011, 2010 and 2009, respectively.

Interest paid by the company including discontinued operations was $11.5 million, $10.5 million and $11.9 million in 2011, 2010 and 2009, respectively.

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

During 2011, 2010 and 2009, there were 230,957, 364,520 and 4,365,845 shares, respectively, of Class A Common Stock converted into Common Stock. Regular dividends paid on the A. O. Smith Corporation Class A Common Stock and Common Stock amounted to $0.60, $0.54 and $0.51 per share in 2011, 2010 and 2009, respectively.

In December 2007, the company’s Board of Directors authorized, and ratified on December 14, 2010, the purchase of 1.5 million shares of its outstanding Common Stock. 611,589 shares were purchased in 2011 at a total cost of $23.5 million. No shares were purchased in 2010 and 2009.

At December 31, 2011, 32,595 and 1,817,815 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock. At December 31, 2010, 32,595 and 1,811,199 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

Accumulated other comprehensive loss is as follows:

December 31 (dollars in millions)	2011	2010
Cumulative foreign currency translation adjustments	$16.5	$23.7
Unrealized net (loss) gain on cash flow derivative instruments (net of income tax benefit (provision) of $0.1 in 2011 and $(6.9) in 2010)	(0.3)	10.7
Pension liability (net of income tax of $204.1 in 2011 and $169.3 in 2010)	(318.3)	(263.8)
Unrealized net gain on investments less related income tax provision of $(0.7)	1.2	-

	$(300.9)	$(229.4)

11.    Stock Based Compensation

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by shareholders in 2002. At the company’s annual meeting of stockholders on April 14, 2009, an amendment to the plan was approved to increase the authorized shares of Common Stock under the plan by 1,875,000. The number of shares available for granting of options or share units at December 31, 2011, was 1,918,931. Upon stock option exercise, restricted stock grant, or share unit vesting, shares are issued from Treasury stock.

Total stock based compensation cost from continuing operations recognized in 2011, 2010 and 2009 was $5.7 million, $5.4 million and $5.1 million, respectively.

Stock options

The stock options granted in 2011, 2010 and 2009 have a three year pro rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2011, 2010 and 2009 expire ten years after date of grant. Stock option compensation recognized in 2011, 2010 and 2009 was $2.8 million, $2.2 million and $2.2 million, respectively. Included in the stock option expense recognized in 2011, 2010 and 2009 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

11.    Stock Based Compensation (continued)

Changes in option shares, all of which are Common Stock, were as follows:

	Weighted-Avg. Per Share	Years Ended December 31			(dollars in millions) Aggregate Intrinsic Value
	Exercise Price	2011	2010	2009

Outstanding at beginning of year	$22.17	1,623,101	1,630,751	1,933,601
Granted
2011—$43.12 to $44.12 per share		178,200
2010—$27.93 per share			237,000
2009—$16.40 to $21.66 per share				506,400
Exercised
2011—$15.99 to $27.93 per share		(364,081)			$ 7.7
2010—$9.04 to $25.84 per share			(240,801)		3.3
2009—$9.04 to $19.47 per share				(809,250)	8.1
Forfeited
2011—$19.00 to $43.12 per share		(15,353)
2010—$19.00 to $27.93 per share			(3,849)

Outstanding at end of year
(2011—$15.99 to $44.12 per share)	24.84	1,421,867	1,623,101	1,630,751

Exercisable at end of year	22.23	989,933	951,035	831,401

The aggregate intrinsic value for the outstanding and exercisable options as of December 31, 2011 is $20.0 million and $18.2 million, respectively. The average remaining contractual life for outstanding and exercisable options is eight years and seven years, respectively.

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and exercisable at December 31, 2011:

Range of Exercise Prices	Options Outstanding at December 31, 2011	Weighted- Average Exercise Price	Options Exercisable at December 31, 2011	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
$15.99 to $19.47	561,349	$ 18.86	426,899	$ 18.85	7 years
$21.34 to $24.02	298,401	23.18	294,851	23.20	7 years
$25.84 to $43.12	562,117	31.67	268,183	26.53	8 years

	1,421,867		989,933

The weighted-average fair value per option at the date of grant during 2011, 2010 and 2009, using the Black-Scholes option-pricing model, was $16.51, $10.19 and $5.47, respectively. Assumptions were as follows:

	2011	2010	2009
Expected life (years)	6.4	6.4	6.4
Risk-free interest rate	3.6%	3.6%	2.8%
Dividend yield	1.3%	1.9%	2.8%
Expected volatility	38.4%	38.7%	35.0%

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

11.    Stock Based Compensation (continued)

Restricted stock and share units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 75,625, 101,873 and 159,801 share units under the plan in 2011, 2010 and 2009, respectively. Compensation expense was recognized ratably over the vesting period.

The share units were valued at $3.3 million, $2.9 million and $3.0 million at the date of issuance in 2011, 2010 and 2009, respectively, and will be recognized as compensation expense ratably over the three-year vesting period. Compensation expense of $2.9 million, $3.2 million and $2.9 million was recognized in 2011, 2010 and 2009, respectively. Included in share based compensation is expense associated with the accelerated vesting of share unit awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

A summary of share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Outstanding at January 1, 2011	473,438	$22.43

Granted	75,625	43.12

Vested	(233,702)	22.72

Forfeited/cancelled	(28,807)	25.28

Outstanding at December 31, 2011	286,554	$27.36

Total compensation expense for share units not yet recognized is $3.2 million at December 31, 2011. The weighted average period over which the expense is expected to be recognized is ten months.

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

	Pension Benefits		Post-retirement Benefits
Years ended December 31 (dollars in millions)	2011	2010	2011	2010
Accumulated Benefit Obligation (ABO) at December 31	$895.1	$850.3	N/A	N/A

Change in projected benefit obligations (PBO)
PBO at beginning of year	$(862.1)	$(826.7)	$(14.9)	$(17.0)
Service cost	(9.1)	(8.6)	(0.1)	(0.2)
Interest cost	(44.1)	(46.7)	(0.7)	(0.8)
Participant contributions	-	-	(0.3)	(0.4)
Plan amendments	(1.6)	-	-	-
Actuarial (loss) gain including assumption changes	(52.0)	(38.7)	1.9	2.1
Benefits paid	60.4	58.6	1.4	1.4
Curtailment	2.0	-	-	-

PBO at end of year	$(906.5)	$(862.1)	$(12.7)	$(14.9)

Change in Fair Value of Plan Assets
Plan assets at beginning of year	$640.8	$594.0	$-	$-
Actual return on plan assets	11.3	74.8	-	-
Contribution by the company	176.9	30.6	1.1	1.0
Participant contributions	-	-	0.3	0.4
Benefits paid	(60.4)	(58.6)	(1.4)	(1.4)

Plan assets at end of year	$768.6	$640.8	$-	$-

Funded status	$(137.9)	$(221.3)	$(12.7)	$(14.9)
Amount recognized in the balance sheet
Current liabilities	$-	$-	$(1.1)	$(1.3)
Non-current liabilities	(137.9)	(221.3)	(11.6)	(13.6)

Net pension liability at end of year	$(137.9)*	$(221.3)*	$(12.7)	$(14.9)

Amounts recognized in Accumulated Other Comprehensive Loss Before Tax
Net actuarial loss (gain)	$532.0	$447.2	$(2.8)	$(3.3)
Prior service cost	(8.9)	(12.7)	-	-

Total recognized in accumulated other comprehensive loss	$523.1	$434.5	$(2.8)	$(3.3)

*

In addition the company has recorded a liability for a foreign pension plan of $1.6 million and $1.6 million at December 31, 2011 and 2010, respectively and an accumulated other comprehensive loss of $2.1 million and $1.9 million at December 31, 2011 and 2010, respectively.

12.    Pension and Other Post-retirement Benefits (continued)

	Pension Benefits			Post-retirement Benefits
Years ended December 31 (dollars in millions)	2011	2010	2009	2011	2010	2009
Net periodic benefit cost
Service cost	$9.1	$8.6	$8.4	$0.2	$0.2	$0.2
Interest cost	44.2	46.7	49.8	0.7	0.8	1.0
Expected return on plan assets	(70.6)	(61.6)	(60.8)	-	-	-
Amortization of unrecognized:
Net actuarial loss	24.4	17.7	10.6	(0.4)	(0.4)	-
Prior service cost	(0.9)	(0.9)	0.3	-	-	-
Curtailment and other one-time charges	(1.3)	-	-	(2.1)	-	-

Defined-benefit plan cost	4.9	10.5	8.3	$(1.6)	$0.6	$1.2

Various U.S. defined contribution plans cost	5.6	5.8	6.5

	$10.5 *	$16.3 *	$14.8 *

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Earnings
Net actuarial loss (gain)	$109.3	$25.4	$34.8	$0.2	$(2.1)	$-
Amortization of net actuarial (loss) gain	(24.4)	(17.7)	(10.6)	0.4	0.4	-
Prior service cost	2.8	-	(12.4)			-
Amortization of prior service cost	0.9	0.9	(0.3)	(0.1)	(0.1)	-

Total recognized in other comprehensive earnings	88.6	8.6	11.5	0.5	(1.8)	-

Total Recognized in Net Periodic Cost (Benefit) and Other Comprehensive Earnings	$93.5	$19.1	$19.8	$(1.1)	$(1.2)	$1.2

The estimated net actuarial loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2012 are $31.8 million and $(0.9) million, respectively. The estimated net actuarial loss and prior year service cost for the post-retirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2012 are each less than $0.3 million. As permitted under ASC 715, (formerly SFAS 87 and paragraph 53 of SFAS 106), the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

The 2011 and 2010 after tax adjustments for additional minimum pension liability resulted in other comprehensive loss of $54.5 million and $5.6 million, respectively.

*

Includes $(1.6) million, $0 million and $0.5 million of defined benefit plan (expense) income and $0.9 million, $1.2 million and $1.7 million of defined contribution plans expense that were included in earnings from discontinued operations for 2011, 2010 and 2009, respectively.

12.    Pension and Other Post-retirement Benefits (continued)

Assumptions

Actuarial assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2011	2010	2011	2010
Discount rate	4.90%	5.35%	4.90%	5.35%
Average salary increases	4.00%	4.00%	4.00%	4.00%

Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
Years ended December 31	2011	2010	2009	2011	2010	2009
Discount rate	5.35%	5.80%	6.60%	5.35%	5.80%	6.60%
Expected long-term return on plan assets	8.75%	8.75%	8.75%	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

In developing the expected long-term rate of return assumption, the company evaluated its pension plan’s target and actual asset allocation and expected long-term rates of return of equity and bond indices. The company also considered its pension plan’s historical ten-year and 25-year compounded annualized returns of 5.5 percent and 9.2 percent, respectively.

Assumed health care cost trend rates

Assumed health care cost trend rates as of December 31 are as follows:

	2011	2010
Health care cost trend rate assumed for next year	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2015

A one-percentage-point change in the assumed health care cost trend rates would not result in a material impact on the company’s consolidated financial statements.

Plan Assets

The company’s pension plan weighted asset allocations as of December 31 by asset category are as follows:

Asset Category	2011	2010
Equity securities	55%	62%
Debt securities	37	30
Private equity	5	6
Other	3	2

	100%	100%

12.    Pension and Other Post-retirement Benefits (continued)

The following tables present the fair value measurement of the company’s plan assets as of December 31, 2011 and 2010 (dollars in millions)

		December 31, 2011
Asset Category	Total	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)

Short-term investments	$39.7	$-	$-	$39.7

Equity Securities
Common stocks	267.6	267.6	-	-
Preferred stocks	-	-	-	-
Commingled equity funds	146.1	-	146.1	-

Fixed Income Securities
U.S. Treasury securities	74.8	74.8	-	-
Government agency securities	3.7	-	3.7	-
Corporate asset backed securities	0.2	-	0.2	-
Corporate collateralized mortgage backed securities and collateralized mortgage obligations	1.2	-	1.2	-
Other fixed income securities	92.4	-	92.2	0.2
Commingled fixed income funds	106.6	-	106.6	-

Other types of investments
Private equity	34.7	-	-	34.7

Total fair value of plan asset investments	$767.0	$342.4	$350.0	$74.6

Non-investment plan assets	2.0

Total plan assets	$769.0

		December 31, 2010
Asset Category	Total	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)

Short-term investments	$12.8	$-	$0.1	$12.7

Equity Securities
Common stocks	279.0	279.0	-	-
Preferred stocks	0.1	0.1	-	-
Commingled equity funds	121.3	-	121.3	-

Fixed Income Securities
U.S. Treasury securities	42.2	42.2	-	-
Government agency securities	6.5	-	6.5	-
Corporate asset backed securities	3.1	-	3.1	-
Corporate collateralized mortgage backed securities and collateralized mortgage obligations	2.4	-	2.4	-
Other fixed income securities	31.1	-	30.9	0.2
Commingled fixed income funds	104.1	-	104.1	-

Other types of investments
Private equity	37.7	-	-	37.7

Total fair value of plan asset investments	$640.3	$321.3	$268.4	$50.6

Non-investment plan assets	0.5

Total plan assets	$640.8

12.    Pension and Other Post-retirement Benefits (continued)

The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2011 and 2010 (dollars in millions):

	Short Term Investments	Other Fixed Income Securities	Private Equity	Total
Balance at December 31, 2009	$28.2	$0.2	$29.4	$57.6

Actual return (loss) on plan assets:
Relating to assets still held at the reporting date	-	-	4.0	4.0
Relating to assets sold during the period	-	-	(0.1)	(0.1)
Purchases, sales and settlements	27.0	-	4.4	(11.1)
Transfers in and/or out of Level 3	-	0.2	-	0.2

Balance at December 31, 2010	$12.7	$0.2	$37.7	$50.6
Actual (loss) return on plan assets:
Relating to assets still held at the reporting date	-	-	(4.4)	(4.4)
Relating to assets sold during the period	-	-	9.8	9.8
Purchases, sales and settlements	27.0	-	(8.4)	18.6

Balance at December 31, 2011	$39.7	$0.2	$34.7	$74.6

The company’s investment policies employ an approach whereby a diversified blend of equity and bond investments is used to maximize the long-term return of plan assets for a prudent level of risk. Equity investments are diversified across domestic and non-domestic stocks, as well as growth, value, and small to large capitalizations. Bond investments include corporate and government issues, with short-, mid- and long-term maturities, with a focus on investment grade when purchased. The company’s current allocation to equity managers is between 50 to 60 percent with the remainder allocated primarily to bonds and a small allocation to private equity managers and cash. Investment and market risks are measured and monitored on an ongoing basis through regular investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

12.    Pension and Other Post-retirement Benefits (continued)

The company’s actual asset allocations are in line with target allocations. The company regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.

There were 48,590 shares of the company’s Class A Common Stock and 9,388 shares of Common Stock included in plan assets at December 31, 2011. The total market value of these shares at December 31, 2011 is $2.3 million.

Cash Flows

In 2011, the company made contributions of $175.0 million and is not required to make a contribution in 2012.

Estimated Future Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years ending December 31 (dollars in millions)	Pension Benefits	Post-retirement Benefits
2012	$ 59.8	$ 1.0
2013	60.1	1.0
2014	60.1	1.0
2015	60.6	0.9
2016	60.8	0.9
2017 – 2021	306.9	4.2

13.    Investment in RBC Shares

As discussed in Note 2, the company received approximately 2.83 million of RBC shares as a part of the proceeds of its sale of EPC to RBC. The value of those shares at December 31, 2011 was $144.4 million. One half of the RBC shares are classified as available for sale securities and are recorded at fair value with the unrealized after-tax gain of $1.2 million included in other comprehensive loss. The company entered into an equity collar contract for the remaining half of the RBC shares that are classified as trading securities. The shares are recorded at fair value with the unrealized pretax gain of $1.9 million included in earnings and classified as other (income) expense–net, in the consolidated statements of earnings. See Note 1 for further discussion regarding the collar. The shares that the company received from RBC on August 22, 2011 are restricted securities under the Securities Act of 1933, as amended (the “Securities Act”). Subject to certain conditions included in the Shareholders Agreement, the company may sell the RBC shares at prices and on terms to be determined at or prior to the time of sale pursuant to a shelf registration statement that became effective upon filing with the SEC on November 10, 2011. In addition, under Rule 144 under the Securities Act as currently in effect, a person who acquired shares of common stock from the issuer and who has beneficially owned the shares of common stock for at least six months is entitled to sell such shares of common stock without registration under the Securities Act, so long as (i) such person is not deemed to have been the issuer’s affiliate at the time of, or at any time during three months preceding, the sale and (ii) the issuer has filed all required reports under Section 13 or 15(d) of the Exchange Act, as applicable, during the twelve months preceding such sale (other than current reports on Form 8-K).

14.    Ashland City, TN Facility Flood

Starting May 3, 2010, production at the company’s largest water heater manufacturing plant located in Ashland City, TN was temporarily shut down due to flooding of the Cumberland River. Water heater production was shifted to other company plants located in the United States, Canada and Mexico. The company resumed production at the Ashland City, TN plant in June 2010. Impact from the flood was essentially completed by year end 2010.

14.    Ashland City, TN Facility Flood (continued)

As of December 31, 2010, the company recorded flood related expense of $35.4 million, net of insurance proceeds, consisting of the following:

(dollars in millions)
Repair or write off of buildings and equipment	$36.1
Net inventory loss	16.4
Site cleanup and restoration	14.8

67.3
Less: insurance proceeds	31.9

Total flood related expense	$35.4

The buildings and equipment of the Ashland City, TN plant sustained damages due to the flooding. As of December 31, 2010, restoration of manufacturing equipment was complete and office space was nearing completion. The carrying value of fixed assets destroyed in the flood was written off, totaling $14.0 million. An additional $22.1 million was expensed to repair and refurbish damaged equipment to pre-flood condition.

The net inventory loss, totaling $16.4 million, included the cost of raw materials, work-in-process and finished good inventories that were not able to be used or sold due to flood damage.

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

Insurance proceeds

In 2010, the company maintained property damage and business interruption insurance coverage applicable to its Ashland City, TN plant totaling $30 million. The company also had federal flood insurance policies and $1.9 million was recovered. As of December 31, 2010 the company had received insurance proceeds of $31.9 million.

Government Assistance

In addition, the company received assistance from the State of Tennessee as well as local governmental agencies as incentive to reinvest in the Ashland City facility. Those incentives were in the form of grants, future tax credits and the purchase of certain property. The benefits, collectively, totaled approximately $7 million in 2010, of which $1.4 million of income was recorded in cost of goods sold in the third quarter of 2010. In the fourth quarter of 2010, $5.6 million was recorded including $1.3 million in cost of goods sold, $2.3 million in other income and $2.0 million as an offset to direct flood related expenses.

15.    Income Taxes

The components of the provision for income taxes from continuing operations consisted of the following:

Years ended December 31 (dollars in millions)	2011	2010	2009
Current:
Federal	$(28.0)	$(2.9)	$16.0
State	(5.2)	2.4	2.9
International	4.9	14.1	12.9
Deferred:
Federal	63.3	7.0	3.2
State	11.9	0.5	(1.1)
International	3.4	(3.8)	(3.0)

	$50.3	$17.3	$30.9

15.    Income Taxes (continued)

The provision for income taxes differs from the U.S. federal statutory rate due to the following items:

Years ended December 31	2011	2010	2009
Provision at U.S. federal statutory rate	35.0%	35.0%	35.0%
State income and franchise taxes, net of federal benefit	3.2	1.6	2.9
International income tax rate differential	(4.3)	(13.4)	(6.2)
Research tax credits	(0.6)	(0.4)	(0.7)
State tax credits	(2.3)	-	-
Other	0.1	0.5	2.7

	31.1%	23.3%	33.7%

Components of earnings from continuing operations before income taxes were as follows:

Years ended December 31 (dollars in millions)	2011	2010	2009
United States	$117.8	$12.4	$48.9
International	43.7	62.0	42.9

	$161.5	$74.4	$91.8

Total income taxes paid by the company including discontinued operations amounted to $117.2 million, $12.3 million, and $5.6 million in 2011, 2010 and 2009, respectively.

During 2011, the company determined that certain undistributed foreign earnings associated with the proceeds from the sale of EPC in foreign jurisdictions were not considered permanently reinvested. Concurrent with the sale of EPC, the company recorded a U.S. tax provision of $56.5 million in discontinued operations for U.S. income taxes on those foreign earnings. At December 31, 2011, the company had undistributed foreign earnings of $633.9 million, of which $377.8 million are considered permanently reinvested. No U.S. income tax provision or foreign withholding tax provisions have been made on foreign earnings that remain permanently reinvested. Determination of the amount of unrecognized deferred tax liability on the undistributed earnings considered permanently reinvested is not practicable. In addition, no provision or benefit for U.S. income taxes has been made on foreign currency translation gains or losses. As of December 31, 2011, $463.3 million of cash and cash equivalents were held by our foreign subsidiaries.

The tax effects of temporary differences of assets and liabilities between income tax and financial reporting are as follows:

December 31 (dollars in millions)

	2011		2010
	Assets	Liabilities	Assets	Liabilities
Employee benefits	$71.5	$-	$95.0	$-
Product liability and warranties	60.6	-	58.9	-
Inventories	-	3.3	-	3.3
Accounts receivable	9.6	-	7.4	-
Property, plant and equipment	-	35.1	-	29.9
Intangibles	-	29.1	-	28.7
Environmental	3.3	-	3.5	-
RBC stock and collar	-	8.5	-	-
Undistributed foreign earnings	-	56.5	-	-
Tax loss and credit carryovers	17.0	-	16.0	-
All other	0.4	-	-	0.1

Valuation allowance	(8.4)	-	(1.9)	-

	$154.0	$132.5	$179.0	$62.0

Net asset		$21.5		$117.0

15.  Income Taxes (continued)

These deferred tax assets and liabilities are classified in the balance sheet as current or long-term based on the balance sheet classification of the related assets and liabilities as follows:

December 31 (dollars in millions)	2011	2010
Current deferred income tax assets	$24.6	$27.3
Long-term deferred income tax (liabilities) assets	(3.1)	89.7

Net asset	$21.5	$117.0

A reconciliation of the beginning and ending amounts of tax loss carryovers, credit carryovers and valuation allowances follows:

December 31 (dollars in millions)

	Net Operating Losses and Tax Credits		Valuation Allowances
	2011	2010	2011	2010
Beginning balance	$16.0	$14.1	$1.9	$1.5
Additions	10.3	1.9	6.6	0.4
Reductions	(9.3)	-	(0.1)	-

Ending balance	$17.0	$16.0	$8.4	$1.9

The company has foreign net operating loss carryovers that expire in 2014 through 2019, an alternative minimum tax credit carryover that does not expire, a foreign tax credit carryover that expires in 2021, and state and local net operating loss carryovers that expire between 2012 and 2030.

A reconciliation of the beginning and ending amount of unrecognized benefits is as follows:

(Dollars in millions)	2011	2010
Balance at January 1	$2.0	$3.8
Additions based on tax positions related to the current year	-	0.1
Reductions for tax positions of prior years	(0.2)	(1.9)

Balance at December 31	$1.8	$2.0

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.3 million. The company recognizes potential interest and penalties related to unrecognized tax benefits as a component of tax expense. At December 31, 2011 there was $0.5 million of interest and penalties accrued. There was no net change to the interest and penalty accrual during 2011. It is anticipated there will be a $0.4 million decrease in total amount of unrecognized tax benefits in the next 12 months. The company’s U.S. federal income tax returns for 2008-2011 are subject to audit. The company is subject to state and local income tax audits for tax years 2000-2011. The company is subject to non-U.S. income tax examinations for years 2005-2011.

16.  Commitments and Contingencies

The company is a potentially responsible party in 14 judicial and administrative proceedings initiated on behalf of various state and federal regulatory agencies seeking to clean up sites which have been environmentally impacted and to recover costs they have incurred or will incur as to the sites.

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

The company is subject to various claims and pending lawsuits for product liability and other matters arising out of the conduct of the company’s business. With respect to product liability claims, the company has self-insured a portion of its product liability loss exposure for many years. The company has established reserves which it believes are adequate to cover incurred claims. For the years ended December 31, 2011 and 2010, the company had $125 million of product liability insurance for individual losses in excess of $5 million. The company periodically reevaluates its exposure on claims and lawsuits and makes adjustments to its reserves as appropriate. The company believes, based on current knowledge, consultation with counsel, adequate reserves and insurance coverage, that the outcome of such claims and lawsuits will not have a material adverse effect on the company’s financial position, results of operations or cash flows.

17.  Operations by Segment

Prior to the sale of EPC the company had identified two segments, Water Products Company and EPC. As a result of the sale of EPC and a change in management reporting, the company reconsidered its segment reporting in the fourth quarter of 2011 and determined that it is comprised of two reporting segments: North America and Rest of World. Both segments manufacture and market comprehensive lines of residential gas, gas tankless, oil and electric water heaters and commercial water heating equipment. Both segments primarily serve their respective regions of the world. The North America segment also manufactures and markets specialty commercial water heating equipment, condensing and non-condensing boilers and water system tanks. The Rest of World segment also manufactures and markets water treatment products, primarily in Asia.

The accounting policies of the reportable segments are the same as those described in the “Summary of Significant Accounting Policies” outlined in Note 1. Operating earnings, defined by the company as earnings before interest, taxes, general corporate and corporate research and development expenses, was used to measure the performance of the segments.

	Earnings			Net Sales
Years ended December 31 (dollars in millions)	2011	2010	2009	2011	2010	2009
North America	$154.0	$91.2	$115.8	$1,289.5	$1,155.4	$1,135.9
Rest of World	42.7	42.4	33.0	455.6	368.9	256.5
Inter-segment	(0.2)	(0.7)	0.1	(34.6)	(35.0)	(17.4)

Total segments – operating earnings	$196.5	$132.9	$148.9	$1,710.5	$1,489.3	$1,375.0

General corporate and research and development expenses	(25.7)	(51.6)	(50.3)
Interest expense	(9.3)	(6.9)	(7.2)

Earnings before income taxes	161.5	74.4	91.4
Provision for income taxes	(50.3)	(17.3)	(30.9)

Earnings from continuing operations	$111.2	$57.1	$60.5

In 2011, sales to the North America segment’s two largest customers were $273.1 million and $194.7 million which represent 16 percent and 11 percent of the company’s net sales, respectively. In 2010, sales to the North America segment’s two largest customers were $237.9 million and $177.3 million which represent 16 percent and 12 percent of the company’s net sales, respectively. North America operating earnings includes an equity loss in joint venture of $0.4 million in 2009.

17.  Operations by Segment (continued)

Assets, depreciation and capital expenditures by segment

	Total Assets (December 31)			Depreciation and Amortization (Years Ended December 31)			Capital Expenditures (Years Ended December 31)
(dollars in millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009
North America	$1,319.2	$868.3	$826.9	$33.9	$30.2	$32.2	$31.6	$37.8	$26.9
Rest of World	342.4	299.7	268.5	12.4	10.0	5.6	20.5	13.8	15.1
Corporate assets	687.4	271.0	235.2	0.7	0.6	0.5	1.4	1.9	0.7
EPC discontinued operations	-	671.6	642.4	-	-	-	-	-	-

Total	$2,349.0	$2,110.6	$1,973.0	$47.0	$40.8	$38.3	$53.5	$53.5	$42.7

The majority of corporate assets consist of cash and cash equivalents and deferred income taxes.

Net sales and long-lived assets by geographic location

The following data by geographic area includes net sales based on product shipment destination and long-lived assets based on physical location. Long-lived assets include net property, plant and equipment and other long-term assets and long-lived assets of previously owned businesses.

	Long-lived Assets				Net Sales
(dollars in millions)	2011	2010	2009		2011	2010	2009

United States	$218.2	$173.2	$169.2	United States	$1,094.3	$960.4	$959.0

China	70.7	57.1	53.3	China	382.2	304.4	222.0

Canada	20.9	22.2	22.5	Canada	160.2	160.4	150.4

Other Foreign	32.0	31.2	26.4	Other Foreign	73.8	64.1	43.6

Total	$341.8	$283.7	$271.4	Total	$1,710.5	$1,489.3	$1,375.0

18.  Quarterly Results of Operations (Unaudited)

(dollars in millions, except per share amounts)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2011	2010	2011	2010	2011	2010	2011	2010
Net sales	$417.4	$366.7	$405.3	$375.0	$412.0	$377.4	$475.8	$370.2
Gross profit	127.0	108.3	111.9	114.2	118.7	107.2	155.0	116.3
Earnings
Continuing operations	24.2	21.3	28.6	(0.9)	26.9	16.2	31.5	20.5
Discontinued operations	16.8	9.5	21.7	17.5	155.4	15.8	0.6	11.6

Net earnings	41.0	30.8	50.3	16.6	182.3	32.0	32.1	32.1
Net loss attributable to noncontrolling interest
Continuing operations	-	0.1	-	-	-	-	-	0.1
Discontinued operations	-	-	-	-	-	-	-	-

Net earnings attributable to A. O. Smith Corporation	$41.0	$30.9	$50.3	$16.6	$182.3	$32.0	$32.1	$32.2

Basic earnings (loss) per share
Continuing operations	0.52	0.47	0.62	(0.02)	0.58	0.35	0.68	0.45
Discontinued operations	0.37	0.21	0.47	0.38	3.36	0.35	0.01	0.25

Net	0.89	0.68	1.09	0.36	3.94	0.70	0.69	0.70

Diluted earnings (loss) per share
Continuing operations	0.52	0.46	0.62	(0.02)	0.58	0.35	0.68	0.44
Discontinued operations	0.36	0.21	0.46	0.38	3.33	0.34	0.01	0.25

Net	0.88	0.67	1.08	0.36	3.91	0.69	0.69	0.69

Common dividends declared	0.14	0.13	0.14	0.13	0.16	0.14	0.16	0.14

Net earnings per share are computed separately for each period and, therefore, the sum of such quarterly per share amounts may differ from the total for the year.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period our disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act, and that information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst and Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2011 as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2011, we acquired Lochinvar, a privately held manufacturer of high-efficiency boilers used in commercial and residential hydronic heating and hot water applications. We have not yet completed an evaluation of the effectiveness of internal controls over financial reporting and Lochinvar was not in scope in 2011. The total and net assets as of December 31, 2011 were $454.2 million and $410.2 million, respectively. Revenues and net income contributed by Lochinvar to A. O. Smith’s consolidated statement of earnings for the year ended December 31, 2011 were $75.9 million and $5.6 million, respectively.

Other than the item described above, there have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

A.O. Smith Corporation

We have audited A.O. Smith Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). A.O. Smith Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying report on Changes in Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Lochinvar, which is included in the December 31, 2011 consolidated financial statements of A. O. Smith Corporation and constituted $454.2 million and $410.2 million of total and net assets, respectively, as of December 31, 2011 and $75.9 million and $5.6 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of A. O. Smith Corporation also did not include an evaluation of the internal control over financial reporting of Lochinvar.

In our opinion, A.O. Smith Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of A.O. Smith Corporation as of December 31, 2011 and 2010, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 27, 2012 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 27, 2012

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the headings “Election of Directors” and “Board Committees” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference. The information required regarding Executive Officers of the company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

We have a separately designated Audit Committee on which Gene C. Wulf, Gloster B. Current, Jr., Mark D. Smith and Idelle K. Wolf serve, with Mr. Wulf, as Chairperson. All members are independent under applicable SEC and New York Stock Exchange rules; Ms. Wolf and Mr. Wulf are “audit committee financial experts” in accordance with SEC rules.

We have adopted a Financial Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. As a best practice, this code has been executed by all other company officers and key financial and accounting personnel as well. In addition, we have adopted a general code of business conduct for our directors, officers and all employees, which is known as the A. O. Smith Guiding Principles. The Financial Code of Ethics, the A. O. Smith Guiding Principles and other company corporate governance matters are available on our website at www.aosmith.com. We are not including the information contained on our website as a part of or incorporating it by reference into, this Form 10-K. We intend to disclose on this website any amendments to, or waivers from, the Financial Code of Ethics or the A. O. Smith Guiding Principles that are required to be disclosed pursuant to SEC rules. There have been no waivers of the Financial Code of Ethics or the A. O. Smith Guiding Principles. Stockholders may obtain copies of any of these corporate governance documents free of charge by writing to the Corporate Secretary at the address on the cover page of this Form 10-K.

The information included under the heading “Compliance with Section 16(a) of the Securities Exchange Act” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information included under the headings “Executive Compensation,” “Director Compensation,” “Report of the Personnel and Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in the company’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the headings “Principal Stockholders” and “Security Ownership of Directors and Management” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,421,867	24.84	2,205,485
Equity compensation plans not approved by security holders	-	-	-

Total	1,421,867	24.84	2,205,485

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information included under the headings “Director Independence and Financial Literacy”, “Compensation Committee Interlocks and Insider Participation” and “Procedure for Review of Related Party Transactions” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information included under the heading “Report of the Audit Committee” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) required by this Item 14 is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1 .	Financial Statements of the Company
		Form 10-K Page Number

	The following consolidated financial statements of A. O. Smith Corporation are included in Item 8:

	Consolidated Balance Sheets at December 31, 2011 and 2010	27

	For each of the three years in the period ended December 31, 2011:
	- Consolidated Statement of Earnings	28
	- Consolidated Statement of Comprehensive Earnings	28
	- Consolidated Statement of Cash Flows	29
	- Consolidated Statement of Stockholders’ Equity	30

	Notes to Consolidated Financial Statement	31 -60

2 .	Financial Statement Schedules

	Schedule II - Valuation and Qualifying Accounts	69

	Schedules not included have been omitted because they are not applicable.

3.

Exhibits - see the Index to Exhibits on pages 67-68 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K are listed as Exhibits 10(a) through 10(m) in the Index to Exhibits.

Pursuant to the requirements of Rule 14a-3(b)(10) of the Securities Exchange Act of 1934, as amended, we will, upon request and upon payment of a reasonable fee not to exceed the rate at which such copies are available from the Securities and Exchange Commission, furnish copies to our security holders of any exhibits listed in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

A. O. SMITH CORPORATION

By:	/s/ Paul W. Jones
Paul W. Jones
Chief Executive Officer

Date:	February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 27, 2012 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Signature

PAUL W. JONES Chairman of the Board of Directors and Chief Executive Officer	/s/ Paul W. Jones Paul W. Jones

AJITA G. RAJENDRA Director President and Chief Operating Officer	/s/ Ajita G. Rajendra Ajita G. Rajendra

JOHN J. KITA Executive Vice President and Chief Financial Officer	/s/ John J. Kita John J. Kita

DANIEL L. KEMPKEN Vice President and Controller	/s/ Daniel L. Kempken Daniel L. Kempken

RONALD D. BROWN Director	/s/ Ronald D. Brown Ronald D. Brown

GLOSTER B. CURRENT, Jr. Director	/s/ Gloster B. Current, Jr. Gloster B. Current, Jr.

WILLIAM P. GREUBEL Director	/s/ William P. Greubel William P. Greubel

ROBERT J. O’TOOLE Director	/s/ Robert J. O’Toole Robert J. O’Toole

MATHIAS F. SANDOVAL Director	/s/ Mathias F. Sandoval Mathias F. Sandoval

BRUCE M. SMITH Director	/s/ Bruce M. Smith Bruce M. Smith

MARK D. SMITH Director	/s/ Mark D. Smith Mark D. Smith

IDELLE K. WOLF Director	/s/ Idelle K. Wolf Idelle K. Wolf

GENE C. WULF Director	/s/ Gene C. Wulf Gene C. Wulf

INDEX TO EXHIBITS

Exhibit Number	Description

(2)(i)		Agreement and Plan of Merger, dated as of December 9, 2008, among A. O. Smith Corporation, SICO Acquisition, LLC, Smith Investment Company and Smith Investment Company LLC, incorporated by reference to the current report on Form 8-K dated December 9, 2008.

(2)(ii)		Asset and Stock Purchase Agreement, dated as of December 12, 2010, by and between A. O. Smith Corporation and Regal Beloit Corporation, incorporated by reference to the current report on Form 8-K dated December 12, 2010.

(2)(iii)		Shareholder Agreement, dated August 22, 2011, between A. O. Smith Corporation and Regal Beloit Corporation, incorporated by reference to the current report on Form 8-K dated August 22, 2011.

(3)(i)		Amended and Restated Certificate of Incorporation of A. O. Smith Corporation as amended April 22, 2009, incorporated by reference to the current report on Form 8-K dated April 22, 2009.

(3)(ii)		By-laws of A. O. Smith Corporation as amended April 11, 2006, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended June 30, 2006.

(4)	(a)	Amended and Restated Certificate of Incorporation of A. O. Smith Corporation as amended April 22, 2009, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended June 30, 2009.

	(b)	Credit Agreement, dated as of November 12, 2010, among A. O. Smith Corporation, A. O Smith Enterprises Ltd., A. O. Smith International Holdings B.V., and the financial institutions and agents party thereto, incorporated by reference to the current report on Form 8-K dated November 12, 2010.

	(c)	The corporation has instruments that define the rights of holders of long-term debt that are not being filed with this Registration Statement in reliance upon Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of these instruments.

(10)	Material Contracts

	(a)	A. O. Smith Combined Incentive Compensation Plan, incorporated by reference as Exhibit A to the Proxy Statement filed on March 5, 2009 for the 2009 Annual Meeting of Stockholders.

	(b)	A. O. Smith Corporation Executive Life Insurance Plan, as amended January 1, 2009, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(c)	A. O. Smith Nonqualified Deferred Compensation Plan, adopted December 1, 2008, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(d)	A. O. Smith Corporation Executive Supplemental Pension Plan, as amended January 1, 2009, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(e)	A. O. Smith Corporation Executive Incentive Compensation Award Agreement, incorporated by reference to the Form S-8 Registration Statement filed by the corporation on July 30, 2007 (Reg. No. 333-144950).

	(f)	Offer Letter to Paul W. Jones, dated December 9, 2003, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2007.

	(g)	Offer Letter to Ajita G. Rajendra, dated September 20, 2004, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2007.

INDEX TO EXHIBITS (continued)

Exhibit Number	Description

	(h)	Amendment to Offer Letter to Ajita G. Rajendra Dated February 25, 2009, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(i)	Summary of Directors’ Compensation, effective July 11, 2011.

	(j)	A. O. Smith Corporation Incentive Compensation Award Agreement, entered into with Paul W. Jones, dated November 5, 2008, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 21, 2008.

	(k)	A. O. Smith Corporation Senior Leadership Severance Plan, incorporated by Reference to the quarterly report for Form 10-Q for the quarter ended June 30, 2009.

	(l)	Form of A. O. Smith Corporation Special Retention Award Agreement, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended March 31, 2011.

	(m)	Stockholder Agreement dated as of December 9, 2008, between A. O. Smith Corporation and each Smith Investment Company stockholder who becomes a signatory thereto, incorporated by reference to the current report on Form 8-K dated December 9, 2008.

(21)		Subsidiaries.

(23)		Consent of Independent Registered Public Accounting Firm.

(31.1)		Certification by the Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 27, 2012.

(31.2)		Certification by the Executive Vice-President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 27, 2012.

(32.1)		Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32.2)		Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(101)		The following materials from A. O. Smith Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 are furnished herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) the Consolidated Statement of Earnings for the three years ended December 31, 2011, (iii) the Consolidated Statement of Cash Flows for the three years ended December 31, 2011, (iv) the Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2011 and (iv) the Notes to Consolidated Financial Statements.

A. O. SMITH CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Years ended December 31, 2011, 2010 and 2009

Description	Balance at Beginning of Year	Charged to Costs and Expenses[1]	Acquisition of Businesses	Deductions[2]	Balance at End of Year
2011:
Valuation allowance for trade and notes receivable	$3.5	$0.8	$0.3	$(1.2)	$3.4
Valuation allowance for deferred tax assets	1.9	6.6	-	(0.1)	8.4

2010:
Valuation allowance for trade and notes receivable	3.4	0.2	-	(0.1)	3.5
Valuation allowance for deferred tax assets	1.5	0.4	-	-	1.9

2009:
Valuation allowance for trade and notes receivable	2.8	1.7	-	(1.1)	3.4
Valuation allowance for deferred tax assets	0.5	1.0	-	-	1.5

[1]	Provision based upon estimated collection.

[2]	Uncollectible amounts/expenditures or adjustments charged against the reserve.