Form 10-Q
period 2012-03-31
SMITH A O CORP
filed 2012-05-07
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

Class A Common Stock Outstanding as of April 30, 2012 — 6,629,810 shares

Common Stock Outstanding as of April 30, 2012 — 39,731,141 shares

Index

A. O. Smith Corporation

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Three Months ended March 31, 2012 and 2011

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended March 31
	2012	2011
Continuing Operations
Net sales	$468.6	$417.4
Cost of products sold	319.5	290.4

Gross profit	149.1	127.0
Selling, general and administrative expenses	105.3	89.3
Interest expense	3.0	1.8
Other (income) expense - net	(29.1)	2.2

	69.9	33.7
Provision for income taxes	22.4	9.5

Earnings from continuing operations	47.5	24.2
Discontinued Operations
Earnings from discontinued EPC operations, less provision for income taxes of $5.7 in 2011	-	16.8

Net earnings	$47.5	$41.0

Net Earnings Per Share of Common Stock
Continuing Operations	$1.03	$0.52
Discontinued Operations	-	0.37

Net Earnings	$1.03	$0.89

Diluted Net Earnings Per Share of Common Stock
Continuing Operations	$1.02	$0.52
Discontinued Operations	-	0.36

Net Earnings	$1.02	$0.88

Dividends per share of Common Stock	$0.16	$0.14

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Three Months ended March 31, 2012 and 2011

(dollars in millions)

(unaudited)

	Three Months Ended March 31
	2012	2011
Net earnings	$47.5	$41.0
Other comprehensive earnings (loss)
Foreign currency translation adjustments	2.8	3.2
Unrealized net gain (loss) on cash flow derivative instruments, less related income tax (provision) benefit of $(0.4) in 2012, $2.1 in 2011	0.6	(3.2)
Reversal of unrealized gain on investments less related tax benefit of $0.7 in 2012	(1.2)	-

Comprehensive Earnings	$49.7	$41.0

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2012 and December 31, 2011

(dollars in millions)

	(unaudited) March 31, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$367.2	$463.4
Marketable securities	60.9	-
Receivable from sale of securities	64.7	-
Receivables	386.7	368.4
Inventories	172.2	168.4
Deferred income taxes	32.0	24.6
Investments	-	162.4
Other current assets	23.0	21.5

Total Current Assets	1,106.7	1,208.7
Property, plant and equipment	628.5	614.0
Less accumulated depreciation	308.6	298.7

Net property, plant and equipment	319.9	315.3
Goodwill	435.1	433.8
Other intangibles	349.6	352.7
Other assets	38.9	38.5

Total Assets	$2,250.2	$2,349.0

Liabilities
Current Liabilities
Trade payables	$302.8	$302.5
Accrued payroll and benefits	32.8	41.9
Accrued liabilities	90.7	74.1
Product warranties	44.1	43.7
Long-term debt due within one year	18.6	18.6
Current liabilities - discontinued EPC operations	13.4	31.5

Total Current Liabilities	502.4	512.3
Long-term debt	300.6	443.0
Pension liabilities	142.1	139.5
Other liabilities	156.1	159.7
Long-term liabilities - discontinued EPC operations	8.3	8.7

Total Liabilities	1,109.5	1,263.2
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 6,664,002 and 7,250,791	33.3	36.3
Common Stock, $1 par value: authorized 60,000,000 shares; issued 41,012,909 and 40,426,119	41.0	40.4
Capital in excess of par value	651.0	652.5
Retained earnings	770.0	729.9
Accumulated other comprehensive loss	(298.7)	(300.9)
Treasury stock at cost	(55.9)	(72.4)

Total Stockholders’ Equity	1,140.7	1,085.8

Total Liabilities and Stockholders’ Equity	$2,250.2	$2,349.0

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2012 and 2011

(dollars in millions)

(unaudited)

	Three Months Ended March 31
	2012	2011
Operating Activities

Net earnings	$47.5	$41.0
Less earnings from discontinued operations	-	(16.8)
Adjustments to reconcile earnings from continuing operations to cash provided by (used in) operating activities:
Depreciation and amortization	13.4	10.8
Gain on sale of investments	(27.2)	-
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	(21.4)	(45.6)
Noncurrent assets and liabilities	2.7	(41.7)

Cash Provided by (Used in) Operating Activities - continuing operations	15.0	(52.3)

Cash Used in Operating Activities - discontinued operations	(18.5)	0.1

Cash Used in Operating Activities	(3.5)	(52.2)

Investing Activities
Capital expenditures	(13.1)	(12.4)
Investment in marketable securities	(60.9)	-
Net proceeds from sale of securities	122.9	-

Cash Provided by (Used in) Investing Activities - continuing operations	48.9	(12.4)
Cash Used in Investing Activities - discontinued operations	-	(3.1)

Cash Provided by (Used in) Investing Activities	48.9	(15.5)

Financing Activities
Long-term debt (retired) incurred	(143.1)	77.2
Common stock repurchases	-	(5.7)
Net proceeds from stock option activity	8.8	7.9
Dividends paid	(7.3)	(6.4)

Cash (Used in) Provided by Financing Activities - continuing operations	(141.6)	73.0
Cash Provided by Financing Activities - discontinued operations	-	-

Cash (Used in) Provided by Financing Activities	(141.6)	73.0

Net (decrease) increase in cash and cash equivalents	(96.2)	5.3
Cash and cash equivalents - beginning of period	463.4	118.9

Cash and Cash Equivalents - End of Period	$367.2	$124.2

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K filed with the SEC on February 27, 2012.

Except where otherwise indicated, amounts reflected in the financial statements or the notes thereto relate to the company’s continuing operations.

Certain other prior year amounts have been reclassified to conform to the 2012 presentation.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. ASU 2011-05 will be effective for the quarter ending March 31, 2012. The adoption of this guidance will have no impact on our financial condition or results of operations but does impact the presentation of our financial statements. The company has presented the Statements of Comprehensive Earnings for all periods presented.

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

2.	Acquisition

On August 26, 2011, the company acquired 100 percent of the shares of Lochinvar Corporation (Lochinvar), a privately held manufacturer of high-efficiency boilers used in commercial and residential applications located in Lebanon, Tennessee. The addition of Lochinvar expands the company’s product offerings and gives the company access to proven high-efficiency boiler technology. Lochinvar is included in the North America segment.

2.	Acquisition (continued)

The company paid an aggregate cash purchase price, net of $1.5 million of cash acquired, of $421.1 million. In addition, the company incurred acquisition costs of approximately $5.5 million. Under the purchase agreement for the Lochinvar acquisition, the company agreed to make a contingent payment of up to an additional $35.0 million in cash based on the amount by which Lochinvar sales between December 1, 2011 and November 30, 2012 exceed $216.0 million. As of the acquisition date and March 31, 2012, the fair value of the contingent payment has been estimated at $16.8 million.

The following table summarizes the allocation of fair value of the assets acquired and liabilities assumed at the date of acquisition. Of the $258.3 million of acquired intangible assets, $103.5 million has been assigned to trade names that are not subject to amortization and $152.5 million has been assigned to customer lists which are being amortized over 19 years, and the remaining $2.3 million has been assigned to non-compete agreements and patents which are being amortized over ten years.

August 26, 2011 (dollars in millions)
Current assets, net of cash acquired	$54.0
Property, plant and equipment	41.9
Intangible assets	258.3
Other assets	0.1
Goodwill	111.4

Total assets acquired	465.7
Current liabilities	24.3
Long-term liabilities	3.5

Total liabilities assumed	27.8

Net assets acquired	$437.9

For income tax purposes, the transaction has been accounted for as an asset purchase, resulting in the full amount of goodwill and intangible assets, totaling $369.7 million, being deductible for income tax purposes.

Lochinvar’s results of operations have been included in the company’s financial statements from August 26, 2011, the date of acquisition. Revenues and pretax earnings associated with Lochinvar included in operations in the quarter ended March 31, 2012 totaled $49.3 million and $9.9 million, respectively.

The following table represents the pro forma unaudited results of operations for the company for the quarter ended March 31, 2011 assuming consummation of the purchase of Lochinvar as of January 1, 2011 (dollars in millions except per share data):

Three Months Ended March 31, 2011
Net sales	$459.8
Earnings from continuing operations	28.7
Earnings per common share:
Basic	$0.62

Diluted	$0.62

The pro forma results have been prepared for informational purposes only and include adjustments to depreciation expense of acquired plant and equipment, amortization of intangible assets other than goodwill and trade names, increased interest expense on acquisition related debt, and certain other adjustments, together with related income tax effects of such adjustments. These pro forma

2.	Acquisition (continued)

results do not purport to be indicative of the results of operations that would have occurred had the purchases been made as of the beginning of the period presented or of the results of operations that may occur in the future.

3.	Discontinued Operations

On August 22, 2011, the company completed the sale of its Electrical Products Company (EPC) to Regal Beloit Corporation (RBC) for $759.9 million in cash and approximately 2.83 million of RBC shares. Included in the $759.9 million of cash was a final working capital adjustment of $7.4 million which was paid to the company by RBC in January 2012. The value of the RBC shares on the date of the closing of the sale was $140.6 million. See Note 14 for further discussion regarding the company’s investment in RBC stock. The company paid $24.6 million in income taxes and $2.3 million of other sale related expenses in the first quarter of 2012 and estimates it will pay an additional $10.6 million of income taxes in 2012.

As a part of the sale of EPC, the company recorded an additional income tax accrual of $56.5 million due to the company’s assertion that certain foreign earnings derived from the sale of EPC were not considered permanently reinvested by the company. The accrual is included in other long term liabilities in continuing operations.

The results of EPC have been reported separately as discontinued operations for all periods presented.

The condensed statement of earnings of the EPC discontinued operations is:

Three Months Ended March 31 (dollar in millions)
2011
Net sales	$200.4
Cost of products sold	155.2

Gross Profit	45.2
Selling, general and administrative expenses	22.0
Interest expense	0.8
Other income	(0.1)

22.5
Provision for income taxes	5.7

Net earnings	$16.8

3.	Discontinued Operations (continued)

The cash flow provided by EPC discontinued operations is as follows:

Three months ended March 31 (dollars in millions)

2011
Operating Activities
Earnings	$16.8
Adjustments to reconcile earnings to net cash provided by discontinued operating activities:
Depreciation and amortization	6.5
Loss on sale of assets	-
Net changes in operating assets and liabilities
Current assets and liabilities	(23.5)
Noncurrent assets and liabilities	1.4
Other	(1.1)

Cash Provided by (Used in) Discontinued Operating Activities	0.1
Investing Activities
Capital expenditures	(3.1)

Cash Used in Discontinued Investing Activities	(3.1)

Cash Flow Used in Discontinued Operations	$(3.0)

4.	Inventories

	(dollars in millions)
	March 31, 2012	December 31, 2011
Finished products	$88.7	$85.6
Work in process	11.6	10.6
Raw materials	97.0	98.9

	197.3	195.1
LIFO reserve	(25.1)	(26.7)

	$172.2	$168.4

5.	Long-Term Debt

The company has a $425 million multi-currency revolving credit agreement with eight banks. The facility expires on November 13, 2013 and has an accordion provision which allows it to be increased up to $525 million if certain conditions (including lender approval) are satisfied. Interest rates on borrowings under the facility are determined in part based upon the company’s leverage ratio.

Borrowings under bank credit lines and commercial paper borrowings are supported by the $425 million revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt at March 31, 2012.

6.	Product Warranties (dollars in millions)

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. The following table presents the company’s warranty liability activity.

	Three Months Ended March 31
	2012	2011
Balance at January 1	$131.9	$112.1
Expense	15.4	18.2
Claims settled	(15.3)	(14.0)

Balance at March 31	$132.0	$116.3

The company recorded a receivable of approximately $14.6 million at March 31, 2011 relating to certain costs it expected to recover from a vendor under an arrangement which existed prior to entering into litigation with the vendor in Tennessee State Court. The company settled with the vendor and the vendor’s supplier in the second quarter of 2011 and received a cash payment of $35.5 million.

7.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended March 31
	2012	2011
Denominator for basic earnings per share - weighted average shares	46,103,193	46,000,013
Effect of dilutive stock options	385,143	540,458

Denominator for diluted earnings per share	46,488,336	46,540,471

8.	Stock Based Compensation

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. At the company’s annual meeting of stockholders on April 16, 2012 the plan was reauthorized by stockholders and the number of shares available for granting of options or share units at March 31, 2012 was 1,644,334. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.

Total stock based compensation cost recognized in the three month periods ended March 31, 2012 and 2011 was $2.4 million and $2.4 million, respectively.

Stock Options

The stock options granted in the three month periods ended March 31, 2012 and 2011, have three year pro-rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2012 and 2011 expire ten years after date of grant. Options are expensed ratably over the three year vesting period. Stock based compensation cost attributable to stock options

8.	Stock Based Compensation (continued)

in the three month periods ended March 31, 2012 and 2011 was $1.1 million and $1.2 million, respectively. Included in the stock option expense for the three month periods ended March 31, 2012 and 2011 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

Changes in option awards, all of which relate to Common Stock, were as follows for the three months ended March 31, 2012:

	Weighted-Avg. Per Share Exercise Price	Three Months Ended March 31, 2012	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)

Outstanding at January 1, 2012	$24.84	1,421,867

Granted	45.97	190,600

Exercised	23.64	(315,450)

Outstanding at March 31, 2012	28.23	1,297,017	7 years	$21.9

Exercisable at March 31, 2012	$22.90	929,373	7 years	$20.5

The weighted-average fair value per option at the date of grant during the three months ended March 31, 2012 and 2011 using the Black-Scholes option-pricing model was $16.52 and $16.50, respectively. Assumptions were as follows:

	Three Months Ended March 31,
	2012	2011
Expected life (years)	6.2	6.4
Risk-free interest rate	2.0%	3.6%
Dividend yield	1.4%	1.3%
Expected volatility	39.4%	38.4%

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

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 83,800 and 75,625 share units under the plan in the three month periods ended March 31, 2012 and 2011, respectively. The share units were valued at $3.9 million and $3.3 million at the date of issuance in 2012 and 2011, respectively, based on the company’s stock price at the date of grant and will be recognized as compensation expense ratably over the three-year vesting period. Share based compensation expense attributable to share units of $1.3 million and $1.2 million was recognized in the three month periods ended March 31, 2012 and 2011, respectively. Share based compensation expense recognized in the three month periods ended March 31, 2012 and 2011 included expense associated with accelerated vesting of share

8.	Stock Based Compensation (continued)

unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period.

A summary of share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2012	286,554	$27.36

Granted	83,800	45.97

Vested	(132,974)	18.80

Issued and unvested at March 31, 2012	237,380	$38.72

9.	Pensions (dollars in millions)

The following table presents the components of the company’s net pension expense.

	Three Months Ended March 31
	2012	2011
Service cost	$2.0	$2.4
Interest cost	10.8	11.2
Expected return on plan assets	(17.2)	(17.5)
Amortization of unrecognized loss	8.0	5.7
Amortization of prior service cost	(0.2)	(0.2)

Defined benefit plan expense	$3.4	$1.6

The company made contributions totaling $45 million in the three months ended March 31, 2011 and does not anticipate making a contribution in 2012. Included in the table above is $0.5 million of defined benefit plan expense associated with the company’s discontinued operations for the three months ended March 31, 2011.

10.	Operations by Segment

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

10.	Operations by Segment (continued)

(dollars in millions)
	Three Months Ended March 31
	2012	2011
Net sales
North America	$353.3	$321.7
Rest of World	124.2	105.2
Inter-segment sales	(8.9)	(9.5)

	$468.6	$417.4

Operating earnings
North America	$42.2	$38.1
Rest of World	14.2	10.8

	56.4	48.9
Corporate income (expense)(1)	16.5	(13.4)
Interest expense	(3.0)	(1.8)

Earnings before income taxes	69.9	33.7
Provision for income taxes	22.4	9.5

Earnings from continuing operations	$47.5	$24.2

(1) Includes net gain (loss) on investments	$27.2	$(1.6)

11.	Fair Value Measurements

The company adopted Accounting Standards Codification (ASC) 820 Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards (SFAS) 157) on January 1, 2008. ASC 820, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Continuing assets and liabilities measured at fair value are based on the market approach which are prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	March 31, 2012	December 31, 2011
Quoted prices in active markets for identical assets (Level 1)	$61.5	$144.2
Significant other observable inputs (Level 2)	-	17.8

Total assets measured at fair value	$61.5	$162.0

11.	Fair Value Measurements (continued)

There were no changes in our valuation techniques used to measure fair values on a recurring basis as a result of adopting ASC 820.

12.	Derivative Instruments

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

The company utilizes certain derivative instruments to enhance its ability to manage currency as well as raw materials price risk and equity investment volatility. Derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes. The contracts are executed with major financial institutions with no credit loss anticipated for failure of the counterparties to perform.

Foreign Currency Forward Contracts

The company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases, sales and certain intercompany transactions in the normal course of business. Principal currencies include the Canadian dollar, Mexican peso, Chinese renminbi and Euro.

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

12.	Derivative Instruments (continued)

reclassified into earnings no later than December 31, 2013. Contracts related to the company’s discontinued operations that expired after the closing date no longer qualified for hedge accounting; therefore, the change in valuation during the three months ended March 31, 2011 of $2.3 million was recorded in earnings from discontinued operations.

The following table summarizes, by currency, the contractual amounts of the company’s foreign currency forward contracts for continuing operations.

March 31 (dollars in millions)	2012		2011
	Buy	Sell	Buy	Sell
Euro	$12.2	$0.9	$2.8	$1.7
Canadian dollar	-	27.4	-	41.9
Mexican peso	13.9	-	8.8	-
Chinese renminibi	5.7	-	-	-

Total	$31.8	$28.3	$11.6	$43.6

Commodity Futures Contracts

In addition to entering into supply arrangements in the normal course of business, the company, primarily for its discontinued operation prior to its disposition, also entered into futures contracts to fix the cost of certain raw material purchases, principally copper and aluminum, with the objective of minimizing changes in cost due to market price fluctuations. The hedging strategy for achieving this objective is to purchase commodities futures contracts on the open market of the London Metals Exchange (LME) or over the counter contracts based on the LME.

The minimal after-tax loss of the effective portion of the contracts as of March 31, 2012 was recorded in accumulated other comprehensive loss, and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The effective portion of the contracts will be reclassified within one year. Contracts related to the company’s discontinued operations that expired after the closing date no longer qualified for hedge accounting; therefore, the change in valuation during the three months ended March 31, 2011 of $(0.6) million was recorded in earnings from discontinued operations. Commodity hedges outstanding at March 31, 2012 involve a total of approximately 0.3 million pounds of copper.

Equity Collar Contract

As discussed in Note 3, on August 22, 2011, the company sold EPC to RBC and received approximately 2.83 million RBC shares. The RBC share price appreciated in the first quarter of 2011 during which the company entered into an equity collar contract for 50 percent of the RBC shares to protect a portion of that appreciation. The put strike price of the equity collar was $63.29 and the call strike price of the collar was $77.32. The collar did not qualify for hedge accounting and therefore was adjusted to fair value on a quarterly basis through earnings from continuing operations. The mark to market accounting for the RBC shares and hedge continued until the equity collar contract expired in March of 2012 with no value.

12. Derivative Instruments (continued)

The impact of derivative contracts on the company’s financial statements is as follows (dollars in millions):

Fair value of derivatives designated as hedging instruments under ASC 815 in continuing operations:

		Fair Value
(dollars in millions)	Balance Sheet Location	March 31, 2012	December 31, 2011

Commodities contracts	Accrued liabilities	$-	$(0.1)
Foreign currency contracts	Accrued liabilities	(0.2)	(1.6)
	Other current assets	0.8	1.3

Total derivatives designated as hedging instruments		$0.6	$(0.4)

Fair value of derivative not designated as a hedging instrument under ASC 815 in continuing operations:

		Fair Value
(dollars in millions)	Balance Sheet Location	March 31, 2012	December 31, 2011

Equity collar contract	Investments	$-	$17.9

Total derivatives not designated as hedging instruments		$-	$17.9

The effect of derivatives designated as hedging instruments under ASC 815 on the Statement of Earnings for continuing and discontinued operations:

Year to date March 31:

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)		Location of gain/(loss) recognized in earnings on derivative (ineffective portion)	Amount of gain/(loss) recognized in earnings on a derivative (ineffective portion)
	2012	2011		2012	2011		2012	2011
Commodities contracts	$0.1	$(0.1)	Cost of products sold	$-	$0.3	Cost of products sold	$-	$-
			Discontinued operations	-	3.5	Discontinued operations	-	-
Foreign currency contracts	0.6	0.5	Cost of products sold	(0.3)	-	N/A	-	-
	-	-	Discontinued operations	-	1.9	Discontinued operations	-	-

	$0.7	$0.4		$(0.3)	$5.7		$-	$-

Derivatives not designated as a hedging instrument under ASC 815	Location of loss recognized in earnings from continuing operations on derivative	Amount of loss recognized in earnings from continuing operations on derivative
		2012	2011
Equity collar contract	Other expense -net	$17.9	$1.6

13.	Income Taxes

The effective tax rate for the three months ended March 31, 2012 was 32.0 percent compared to 28.2 percent for the first three months of 2011. The company estimates that the tax rate for the full year of 2012 will be 30.0 percent excluding the tax on the gain on sale of the RBC shares disposed of in the first quarter which was taxed at a higher rate. The full year effective tax rate in 2011 was 31.1 percent.

As of March 31, 2012, the company had $1.8 million of unrecognized tax benefits from continuing operations of which $1.3 million would affect its effective tax rate if recognized. The company recognizes potential interest and penalties related to unrecognized tax benefits as a component of tax expense.

The company’s U.S. federal tax returns for 2008-2011 are subject to audit. The company is subject to state and local audits for tax years 2000-2011. The company is also subject to non-U.S. income tax examinations for years 2005-2011.

14.	Investment in RBC Shares

As discussed in Note 3, the company received approximately 2.83 million of RBC shares as a part of the proceeds of its sale of EPC to RBC. The value of those shares at December 31, 2011 was $144.4 million. One half of the RBC shares were classified as available for sale securities and were recorded at fair value with an unrealized after-tax gain of $1.2 million included in other comprehensive loss as of December 31, 2011. The company entered into an equity collar contract for the remaining half of the RBC shares that were classified as trading securities. Those shares were also recorded at fair value. See Note 12 for further discussion regarding the collar. During the first quarter of 2012, the company sold all of its RBC shares for net proceeds of $187.6 million or an average price of $66.19 per share. A pre-tax gain of $27.2 million was recorded in other (income) expense–net in the condensed consolidated statement of earnings. The $27.2 million is comprised of a $43.2 million gain on the sale of the RBC shares, the recognition of a $1.9 million gain recognized in other comprehensive earnings at December 31, 2011 as partially offset by the write off of $17.9 million, the value of the collar at December 31, 2011. The proceeds received during the first quarter of 2012 of $122.9 million were used to pay down debt. The remaining proceeds of $64.7 million were recorded as a receivable as of March 31, 2012.

PART I - FINANCIAL INFORMATION

ITEM 2 -         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading manufacturer of water heaters and boilers, serving a diverse mix of residential and commercial end markets principally in North America and China. During the fourth quarter of 2011, we reorganized our management reporting structure to reflect our current business activities and reconsidered our reporting segments. Historical information has been revised to reflect our new structure. Our company is comprised of two reporting segments: North America and Rest of World. Both segments manufacture and market comprehensive lines of residential gas, gas tankless, oil and electric water heaters and commercial water heating equipment. Both segments primarily serve their respective regions of the world. The North America segment also manufactures and markets specialty commercial water heating equipment, condensing and non-condensing boilers and water systems tanks. The Rest of World segment also manufactures and markets water treatment products, primarily for China.

On August 22, 2011, we sold our Electrical Products Company (EPC) to Regal Beloit Corporation (RBC) for approximately $760 million in cash and approximately 2.83 million shares of RBC shares. Due to the sale, EPC has been reflected as a discontinued operation in the accompanying financial statements for all periods presented. For further information about EPC, see Note 3 to the Condensed Consolidated Financial Statements.

Sales in our North America segment grew approximately ten percent in the first quarter. Our recent Lochinvar acquisition added $49.3 million to first quarter sales. Driven by a transition in the boiler industry from non-condensing boilers to condensing boilers, we expect Lochinvar sales growth to be in excess of ten percent over their historical performance. The residential and commercial markets for our water heaters have been impacted for the last several years by the relatively low number of housing starts and lack of commercial construction activity, although we expect a significant portion of our sales will continue to be for replacement. We expect the residential water heater industry’s growth in sales to be essentially flat and commercial water heater industry’s growth in sales to be slightly negative for the total year.

In August 2011, we acquired Lochinvar Corporation (Lochinvar) for approximately $421 million plus an earnout of up to $35 million if certain objectives are achieved by November 30, 2012. Lochinvar’s sales for the twelve months ended November 30, 2011 (Lochinvar’s former fiscal year end) were approximately $200 million and have grown at an eight percent compounded annual growth rate over the last five years. Lochinvar is a leader in the manufacture of high-efficiency, hydronic boilers used in commercial and residential applications.

Our sales in our Rest of World segment grew approximately 18.0 percent in the first quarter of 2012, primarily as a result of growth in sales of A. O. Smith branded products in China. We expect A. O. Smith branded products sales in China to continue to grow at a rate of two times the growth in China gross domestic product (GDP) as geographic expansion, new store openings and new product introductions contribute to our growth. This segment also includes our operations in India, Europe and the Middle East.

RESULTS OF OPERATIONS

FIRST THREE MONTHS OF 2012 COMPARED TO 2011

Our sales for the first quarter of 2012 were $468.6 million or 12.3 percent higher than sales of $417.4 million in the first quarter of 2011. Included in our 2012 first quarter sales is $49.3 million of sales from Lochinvar which we acquired in August 2011. An approximate 18.0 percent increase in sales of A. O. Smith branded products in China partially offset by lower sales of U.S. residential and commercial water heaters also contributed to the increase in sales.

Our first quarter gross profit margin increased from 30.4 percent in 2011 to 31.8 percent in 2012. The higher margin in 2012 was due to the impact of the addition of relatively higher margin sales from our Lochinar acquisition and increased sales of A. O. Smith branded products in China.

Selling, general and administrative (SG&A) expense for the first quarter of 2012 was $105.3 million or $16.0 million higher than the first quarter of 2011. The increase in SG&A in 2012 was due to higher selling and advertising costs in support of increased volumes in China and $11.5 million of additional expenses from Lochinvar operations.

Net other income was $29.1 million in the first quarter of 2012 and compared to net other expense of $2.2 million in the first quarter of 2011. The net other income of $29.1 million in 2012 is comprised mostly of a $27.2 million pretax net gain on the sale of RBC shares as well as $2.3 million of interest income partially derived from investing the foreign proceeds of the 2011 sale of EPC. The $27.2 million is comprised of a $43.2 million gain on the sale of the RBC shares, the recognition of a $1.9 million gain recognized in other comprehensive earnings at December 31, 2011 as partially offset by the write off of $17.9 million, the value of the collar at December 31, 2011. During the first quarter of 2012, we sold all of our RBC shares for net proceeds of $187.6 million or an average price of $66.19 per share. The $2.2 million of net other expense in 2011 was comprised mostly of $1.6 million expense associated with mark to market accounting associated with the RBC shares and associated equity collar contract.

Our effective tax rate for the first quarter of 2012 was 32.0 percent compared to 28.2 percent in the same period last year. The higher rate in 2012 was due mostly to the tax on the gain on sale of RBC shares which was taxed at a higher rate.

We have significant pension costs and credits that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. We consider current market conditions including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 8.50 percent in 2012 compared to 8.75 percent in 2011. The discount rate used to determine net periodic pension costs decreased from 5.35 percent in 2011 to 4.90 percent in 2012. Pension expense for the first quarter of 2012 was $3.4 million or $2.2 million higher than the first quarter of 2011. Our pension costs are reflected in cost of products sold and SG&A expense.

North America

Sales for the North America segment were $353.3 million in the first quarter of 2012 or $31.6 million higher than sales of $321.7 million in the first quarter of 2011. The additional sales of $49.3 million from our Lochinvar acquisition were partially offset by lower sales of U.S. residential and commercial water heaters compared with last year. Last year’s first quarter benefitted from customers adding to their inventories in advance of an April 2011 price increase. Commercial gas water heater volumes were also lower in the 2012 quarter as an increase in air quality standards in Southern California prompted customers to accelerate purchases for this region in advance of the January 1, 2012 standard change.

Operating earnings for North America were $42.2 million in the first quarter of 2012 or 10.8 percent higher than earnings of $38.1 million in the same period of 2011. The additional $9.9 million of operating earnings from the Lochinvar acquisition was partially offset by the impact of lower U.S. residential and commercial volumes and higher steel costs. The 2012 first quarter operating margin of 11.9 percent improved slightly from 11.8 percent in the same period last year.

Rest of World

Sales for our Rest of World segment were $124.2 million in the first quarter of 2012 or $19.0 million higher than sales of $105.2 million in the first quarter of 2011. The increase in sales was due to an approximate 18.0 percent increase in sales of A. O. Smith branded products in China resulting from new distribution outlets as well as customer purchases in advance of a second quarter 2012 price increase.

Operating earnings for our Rest of World segment were $14.2 million in the first quarter of 2012 or 31.5 percent higher than earnings of $10.8 million in the first quarter of 2011. The improved earnings in the first quarter of 2012 were due to the effect of higher sales in China and a reduction in the loss incurred by our A. O. Smith (Shanghai) Water Treatment Products Co., Ltd. (SWT).

Outlook

Although the U.S. economy is showing some positive signs of recovery including some positive data in the new construction sector, we have not fully recovered from the recession. We expect little to no benefit from new construction in 2012 as our water heater business tends to lag behind new construction by six to nine months. However, our North American replacement water heater business remains solid. Sales at Lochinvar continue to grow as expected and we project growth in 2012 to be in excess of ten percent over their historical performance.

Based on results to date, we have increased our estimate for 2012 earnings to a range of $2.75 to $2.90 per share. This range does not include the potential impact from any future acquisitions or the first quarter gain related to the RBC shares. Our previously announced disciplined acquisition strategy continues to progress. We believe we have the human capital, well-established processes, and the financial resources to manage additional acquisitions that will create value for our shareholders. We continue to seek water heating, boiler and water treatment companies in fast-growing geographies, as well as companies with new technologies or adjacencies to our core business.

Liquidity & Capital Resources

Our working capital for continuing operations of $617.7 million at March 31, 2012, was $110.2 million lower than at December 31, 2011, primarily due to the sale of our RBC shares which were received as a result of our divestiture of EPC, the proceeds of which were used to repay debt. The sale of the shares more than offset the $18.3 million increase in accounts receivable, primarily in China.

Cash provided by continuing operating activities during the first quarter of 2012 was $15.0 million compared with $52.3 million used during the same period last year as a result of higher earnings and improved working capital. In addition, 2011 cash flow included a $45 million pension contribution. For the total year 2012, we expect our total cash provided by continuing operating activities operations to be approximately $145 to $155 million. Cash used by discontinued operations during the first quarter of 2012 included $24.6 million of income tax payments partially offset by a $7.4 million final working capital adjustment we received from RBC.

Our capital expenditures totaled $13.1 million during the first quarter of 2012, compared with $12.4 million spent one year ago. We are projecting 2012 capital expenditures to be between $80 and $90 million, including approximately $40 million to begin construction of a second water heater manufacturing plant in Nanjing, China to meet local demand. The new plant which is expected to be completed in mid 2013 is expected to eventually add 50 percent more capacity to our China water heater operations. We also plan to expand our India plant in 2012 to accommodate more water heater models, in-source some component manufacturing and meet local demand. Full year depreciation and amortization is expected to be approximately $55 million.

During the first quarter of 2012, we sold all of our shares of RBC for $187.6 million or an average of $66.19 per share. The majority of the proceeds was received before March 31, 2012 and used to pay down borrowing under our revolving credit facility during the first quarter. The proceeds received after March 31, 2012, or $64.7 million were recorded as a receivable as of March 31, 2012 and were used to pay down revolving credit facility debt during the first week of April.

In the first quarter of 2012, we invested $60.9 million of our cash located in China into bank certificates of deposits with maturities ranging from 180 days to 360 days, which resulted in a reclassification from cash to marketable securities.

In November 2010, we completed a $425 million multi-currency credit facility with eight banks which expires in November 2013. The facility has an accordion provision which allows it to be increased up to $525 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of March 31, 2012.

The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt. At March 31, 2012, we had available borrowing capacity of $204.2 million under this facility. We believe the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt decreased $142.4 million from $461.6 million at December 31, 2011 to $319.2 million at March 31, 2012, primarily related to the sale of our RBC shares. Our leverage, as measured by the ratio of total debt to total capitalization, was 21.9 percent at the end of the quarter, compared with 29.8 percent at the end of last year.

Our pension plan continues to meet all funding requirements under ERISA regulations. We do not expect to make contributions to the plan in 2012. We contributed $45 million to the plan in the first quarter of 2011.

In December 2010, our board of directors ratified its authorization of a stock repurchase program in the amount of 1,500,000 shares of our common stock. During the first quarter 2011, we repurchased 136,200 shares. We did not repurchase any shares in the first quarter of 2012. A total of approximately 888,000 remain in the existing repurchase authority.

On April 16, 2012, our board of directors declared a regular cash dividend of $.16 per share on our common stock and Class A common stock. The dividend is payable on May 15, 2012 to shareholders of record on April 30, 2012.

Critical Accounting Policies

The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2011. We believe that at March 31, 2012 there has been no material change to this information.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. ASU 2011-05 will be effective for the quarter ending March 31, 2012. The adoption of this guidance will have no impact on our financial condition or results of operations but does impact the presentation of our financial statements. The company has presented the Statements of Comprehensive Earnings for all periods presented.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2011, we are exposed to various types of market risks, including currency and certain commodity risks. Our quantitative and qualitative disclosures about market risk have not materially changed since that report was filed. We monitor our currency and commodity risks on a continuous basis and generally enter into forward and futures contracts to minimize these exposures. The majority of the contracts are for periods of less than one year. Our company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: difficulties in integrating the Lochinvar acquisition or achieving the disclosed accretion, cost synergies and/or global expansion opportunities related to the acquisition; weakening in the high efficiency boiler market or slowdown in the transition from non-condensing to condensing boilers in the United States; the ability to execute our acquisition strategy; significant volatility in raw material prices; competitive pressures on the company’s businesses; inability to implement pricing actions; instability in the company’s water products markets; further weakening in housing construction; further weakening in commercial construction; timing of any recoveries in housing or commercial construction; a slowdown in the Chinese economy; and adverse general economic conditions and capital market deterioration. Forward-looking statements included in this filing are made only as of the date of this filing, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 16 of the Notes to Consolidated Financial Statements in the company’s Form 10-K Report for the year ended December 31, 2011, which is incorporated herein by reference.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 14, 2007, the company’s board of directors approved a new stock repurchase program authorizing the purchase of up to 1,500,000 shares of the company’s common stock, and in December 2010, our board of directors ratified that authorization. This stock repurchase authorization remains effective until terminated by the company’s board of directors. The following table sets forth the number of shares of common stock the company repurchased during the first quarter of 2012.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1 – January 31, 2012	-	-	-	888,411
February 1 – February 29, 2012	-	-	-	888,411
March 1 – March 31, 2012	-	-	-	888,411

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Refer to the Exhibit Index on page 26 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

May 7, 2012	/s/Daniel L. Kempken
Daniel L. Kempken
Vice President and Controller

/s/John J. Kita
John J. Kita
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Form of A. O. Smith Corporation Incentive Compensation Award Agreement

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are furnished herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2012 and 2011, (ii) the Condensed Consolidated Statement of Comprehensive Earnings for the three months ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2012, and December 31, 2011 (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011 (v) the Notes to Condensed Consolidated Financial Statements