Form 10-Q
period 2012-06-30
SMITH A O CORP
filed 2012-08-03
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

Class A Common Stock Outstanding as of July 31, 2012 — 6,629,507 shares

Common Stock Outstanding as of July 31, 2012 — 39,560,155 shares

Index

A. O. Smith Corporation

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Three and Six Months Ended June 30, 2012 and 2011

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Continuing Operations
Net sales	$484.2	$405.3	$952.8	$822.7
Cost of products sold	323.7	293.4	643.2	583.8

Gross profit	160.5	111.9	309.6	238.9
Selling, general and administrative expenses	108.9	85.1	214.2	174.4
Settlement income	-	(11.2)	-	(11.2)
Interest expense	2.2	2.1	5.2	3.9
Other income	(1.2)	(5.1)	(30.3)	(2.9)

	50.6	41.0	120.5	74.7
Provision for income taxes	15.6	12.4	38.0	21.9

Earnings from continuing operations	35.0	28.6	82.5	52.8
Discontinued Operations
Earnings from discontinued EPC operations, less provision for income taxes of $8.8 and $14.5 in 2011	-	21.7	-	38.5

Net earnings	$35.0	$50.3	$82.5	$91.3

Net Earnings Per Share of Common Stock
Continuing Operations	$0.76	$0.62	$1.79	$1.15
Discontinued Operations	-	0.47	-	0.83

Net Earnings	$0.76	$1.09	$1.79	$1.98

Diluted Net Earnings Per Share of Common Stock
Continuing Operations	$0.75	$0.62	$1.77	$1.13
Discontinued Operations	-	0.46	-	0.83

Net Earnings	$0.75	$1.08	$1.77	$1.96

Dividends per share of Common Stock	$0.16	$0.14	$0.32	$0.28

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Three and Six Months Ended June 30, 2012 and 2011

(dollars in millions)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net earnings	$35.0	$50.3	$82.5	$91.3
Other comprehensive (loss) earnings
Foreign currency translation adjustments	(5.8)	3.2	(3.1)	6.3
Unrealized net (loss) gain on cash flow derivative instruments, less related income tax benefit (provision) of $0.1 and $(0.3) in 2012, $1.6 and $3.7 in 2011	(0.2)	(2.5)	0.4	(5.7)
Reversal of unrealized gain on investments less related tax benefit of $0.7 in 2012	-	-	(1.2)	-

Comprehensive Earnings	$29.0	$51.0	$78.6	$91.9

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2012 and December 31, 2011

(dollars in millions)

	(unaudited) June 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$259.6	$463.4
Marketable securities	180.1	-
Receivables	382.7	368.4
Inventories	177.0	168.4
Deferred income taxes	31.3	24.6
Investments	-	162.4
Other current assets	23.1	21.5

Total Current Assets	1,053.8	1,208.7
Property, plant and equipment	641.6	614.0
Less accumulated depreciation	316.3	298.7

Net property, plant and equipment	325.3	315.3
Goodwill	434.0	433.8
Other intangibles	345.5	352.7
Other assets	33.0	38.5

Total Assets	$2,191.6	$2,349.0

Liabilities
Current Liabilities
Trade payables	$278.1	$302.5
Accrued payroll and benefits	39.4	41.9
Accrued liabilities	75.2	74.1
Product warranties	43.7	43.7
Long-term debt due within one year	18.6	18.6
Current liabilities - discontinued EPC operations	4.4	31.5

Total Current Liabilities	459.4	512.3
Long-term debt	266.0	443.0
Pension liabilities	145.3	139.5
Other liabilities	153.9	159.7
Long-term liabilities - discontinued EPC operations	9.2	8.7

Total Liabilities	1,033.8	1,263.2
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 6,662,607 and 7,250,791	33.3	36.3
Common Stock, $1 par value: authorized 60,000,000 shares; issued 41,014,704 and 40,426,119	41.0	40.4
Capital in excess of par value	652.3	652.5
Retained earnings	797.5	729.9
Accumulated other comprehensive loss	(304.7)	(300.9)
Treasury stock at cost	(61.6)	(72.4)

Total Stockholders’ Equity	1,157.8	1,085.8

Total Liabilities and Stockholders’ Equity	$2,191.6	$2,349.0

See accompanying notes to unaudited condensed consolidated financial statements

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2012 and 2011

(dollars in millions)

(unaudited)

	Six Months Ended June 30
	2012	2011
Operating Activities

Net earnings	$82.5	$91.3
Less earnings from discontinued operations	-	(38.5)
Adjustments to reconcile earnings from continuing operations to cash provided by (used in) operating activities:
Depreciation and amortization	26.5	21.8
Loss on disposal of assets	0.5	0.3
Gain on sale of investments	(27.2)	-
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	(56.6)	(85.2)
Noncurrent assets and liabilities	4.5	(94.5)

Cash Provided by (Used in) Operating Activities - continuing operations	30.2	(104.8)

Cash (Used in) Provided by Operating Activities - discontinued operations	(26.6)	17.6

Cash Provided by (Used in) Operating Activities	3.6	(87.2)

Investing Activities
Capital expenditures	(30.3)	(24.3)
Investment in marketable securities	(180.1)	-
Net proceeds from sale of securities	192.6	-

Cash Used in Investing Activities - continuing operations	(17.8)	(24.3)
Cash Used in Investing Activities - discontinued operations	-	(1.7)

Cash Used in Investing Activities	(17.8)	(26.0)

Financing Activities
Long-term debt (retired) incurred	(177.1)	112.6
Common stock repurchases	(9.7)	(5.7)
Net proceeds from stock option activity	12.0	8.5
Dividends paid	(14.8)	(12.9)

Cash (Used in) Provided by Financing Activities - continuing operations	(189.6)	102.5
Cash Provided by Financing Activities - discontinued operations	-	-

Cash (Used in) Provided by Financing Activities	(189.6)	102.5

Net decrease in cash and cash equivalents	(203.8)	(10.7)
Cash and cash equivalents - beginning of period	463.4	118.9

Cash and Cash Equivalents - End of Period	$259.6	$108.2

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K filed with the SEC on February 27, 2012.

Except where otherwise indicated, amounts reflected in the financial statements or the notes thereto relate to the company’s continuing operations.

Certain other prior year amounts have been reclassified to conform to the 2012 presentation.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing of Goodwill for Impairment (Topic 350)”. ASU No. 2011-08 allows companies to assess qualitative factors to determine whether the two-step quantitative goodwill impairment test needs to be performed. Under the option, an entity no longer would be required to calculate the fair value of a reporting unit unless it determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU may change how a company tests goodwill for impairment, but should not change the timing or measurement of goodwill impairments. ASU 2011-08 will be effective for the year ending December 31, 2012. The company is currently reviewing the standard for applicability.

2.	Acquisition

On August 26, 2011, the company acquired 100 percent of the shares of Lochinvar Corporation (Lochinvar), a privately held manufacturer of high-efficiency boilers used in commercial and residential applications located in Lebanon, Tennessee. The addition of Lochinvar expands the company’s product offerings and gives the company access to proven high-efficiency boiler technology. Lochinvar is included in the North America segment except for a relatively immaterial amount from the Lochinvar U.K. subsidiary which is included in the Rest of World segment.

The company paid an aggregate cash purchase price, net of $1.5 million of cash acquired, of $421.1 million. In addition, the company incurred acquisition costs of approximately $5.5 million. Under the purchase agreement for the Lochinvar acquisition, the company agreed to make a contingent payment of up to an additional $35.0 million in cash based on the amount by which Lochinvar sales between December 1, 2011 and November 30, 2012 exceed $216.0 million. As of the acquisition date and June 30, 2012, the fair value of the contingent payment has been estimated at $16.8 million.

2.	Acquisition (continued)

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

Lochinvar’s results of operations have been included in the company’s financial statements from August 26, 2011, the date of acquisition. Revenues and pretax earnings associated with Lochinvar included in the three months ended June 30, 2012 totaled $54.8 million and $10.6 million, respectively. Revenues and pretax earnings associated with Lochinvar included in the six months ended June 30, 2012 totaled $104.1 million and $20.5 million, respectively.

The following table represents the pro forma unaudited results of operations for the company for three and the six months ended June 30, 2011 assuming consummation of the purchase of Lochinvar as of January 1, 2011 (dollars in millions except per share data):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Net sales	$457.2	$917.0
Earnings from continuing operations	36.3	65.0
Earnings per common share:
Basic	$0.79	$1.41

Diluted	$0.78	$1.40

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

On August 22, 2011, the company completed the sale of its Electrical Products Company (EPC) to Regal Beloit Corporation (RBC) for $759.9 million in cash and approximately 2.83 million of RBC shares. Included in the $759.9 million of cash was a final working capital adjustment of $7.4 million which was paid to the company by RBC in January 2012. The value of the RBC shares on the date of the closing of the sale was $140.6 million. See Note 14 for further discussion regarding the company’s investment in RBC stock. The company paid $31.1 million in income taxes and $2.9 million of other sale related expenses in the six months ended June 30, 2012 and estimates it will pay an additional $3.0 million of income taxes in 2012.

As a part of the sale of EPC, the company recorded an additional income tax accrual of $56.5 million due to the company’s assertion that certain foreign earnings derived from the sale of EPC were not considered permanently reinvested by the company. The accrual is included in other long term liabilities in continuing operations.

The results of EPC have been reported separately as discontinued operations for all periods presented.

The condensed statement of earnings of the EPC discontinued operations is:

	(dollar in millions)
	Three Months Ended June 30	Six Months Ended June 30
	2011	2011
Net sales	$221.9	$422.3
Cost of products sold	173.0	328.2

Gross profit	48.9	94.1
Selling, general and administrative expenses	22.7	44.7
Interest expense	1.0	1.8
Other income	(5.3)	(5.4)

	30.5	53.0
Provision for income taxes	8.8	14.5

Net earnings	$21.7	$38.5

3.	Discontinued Operations (continued)

The cash flow provided by EPC discontinued operations is as follows:

Six months ended June 30, 2011 (dollars in millions)

Operating Activities
Earnings	$38.5
Adjustments to reconcile earnings to net cash provided by discontinued operating activities:
Depreciation and amortization	13.4
Gain on sale of assets	(4.8)
Net changes in operating assets and liabilities
Current assets and liabilities	(25.8)
Noncurrent assets and liabilities	(2.0)
Other	(1.7)

Cash Provided by Discontinued Operating Activities	17.6
Investing Activities
Capital expenditures	(7.8)
Proceeds from sale of assets	6.1

Cash Used in Discontinued Investing Activities	(1.7)

Cash Flow Provided by Discontinued Operations	$15.9

4.	Inventories

	(dollars in millions)
	June 30, 2012	December 31, 2011
Finished products	$92.0	$85.6
Work in process	11.8	10.6
Raw materials	98.3	98.9

	202.1	195.1
LIFO reserve	(25.1)	(26.7)

	$177.0	$168.4

5.	Long-Term Debt

The company has a $425 million multi-currency revolving credit agreement with eight banks. The facility expires on November 13, 2013 and has an accordion provision which allows it to be increased up to $525 million if certain conditions (including lender approval) are satisfied. Interest rates on borrowings under the facility are determined in part based upon the company’s leverage ratio.

Borrowings under bank credit lines and commercial paper borrowings are supported by the $425 million revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt at June 30, 2012.

6.	Product Warranties

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. The following table presents the company’s warranty liability activity.

	(dollars in millions)
	Six Months Ended June 30
	2012	2011
Balance at January 1	$131.9	$112.1
Expense	30.3	38.1
Net increase in warranty reserve due to settlement	—	7.5
Claims settled	(30.2)	(27.7)

Balance at June 30	$132.0	$130.0

See Note 15 for discussion on the increase in warranty reserve due to settlement and the increase in warranty expense and reserve associated with component parts in Canada.

7.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Denominator for basic earnings per share - weighted average shares	46,275,778	46,189,610	46,189,485	46,095,382
Effect of dilutive stock options	298,203	456,887	341,755	498,767

Denominator for diluted earnings per share	46,573,981	46,646,497	46,531,240	46,594,149

8.	Stock Based Compensation

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options, restricted stock or share units under the plan at June 30, 2012 was 1,629,600. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.

Total stock based compensation cost recognized in the three month periods ended June 30, 2012 and 2011 was $1.4 million and $1.1 million, respectively. Total stock based compensation cost recognized in the six month periods ended June 30, 2012 and 2011 was $3.8 million and $3.5 million, respectively.

8.	Stock Based Compensation (continued)

Stock Options

The stock options granted in the six month periods ended June 30, 2012 and 2011, have three year pro-rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2012 and 2011 expire ten years after date of grant. Options are expensed ratably over the three year vesting period. Stock based compensation cost attributable to stock options in the three month periods ended June 30, 2012 and 2011 was $0.7 million and $0.6 million, respectively. Stock based compensation expense attributable to stock options in the six month periods ended June 30, 2012 and 2011 was $1.8 million and $1.8 million, respectively. Included in the stock option expense for the six month periods ended June 30, 2012 and 2011 was expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

Changes in option awards, all of which relate to Common Stock, were as follows for the six months ended June 30, 2012:

	Weighted-Avg. Per Share Exercise Price	Six Months Ended June 30, 2012	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)

Outstanding at January 1, 2012	$24.84	1,421,867

Granted	45.97	191,000

Exercised	23.11	(422,450)

Forfeited	45.97	(1,000)

Outstanding at June 30, 2012	28.82	1,189,417	7 years	$23.9

Exercisable at June 30, 2012	$23.07	822,739	7 years	$21.2

The weighted-average fair value per option at the date of grant during the six months ended June 30, 2012 and 2011 using the Black-Scholes option-pricing model was $16.52 and $16.51, respectively. Assumptions were as follows:

	Six Months Ended June 30,
	2012	2011
Expected life (years)	6.2	6.4
Risk-free interest rate	2.0%	3.6%
Dividend yield	1.4%	1.3%
Expected volatility	39.4%	38.4%

The expected life is based on historical exercise behavior and the projected exercise of unexercised stock options. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant for the expected life of the option. The actual dividend yield is based on the actual annual dividends divided by the grant date market value of the company’s common stock. The expected volatility is based on the historical volatility of the company’s common stock.

8.	Stock Based Compensation (continued)

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 83,900 and 75,625 share units under the plan in the six month periods ended June 30, 2012 and 2011, respectively. The share units were valued at $3.9 million and $3.3 million at the date of issuance in 2012 and 2011, respectively, based on the company’s stock price at the date of grant and will be recognized as compensation expense ratably over the three-year vesting period. Share based compensation expense attributable to share units of $0.7 million and $0.5 million was recognized in the three month periods ended June 30, 2012 and 2011, respectively. Share based compensation expense attributable to share units of $2.0 million and $1.7 million was recognized in the six month periods ended June 30, 2012 and 2011, respectively. Share based compensation expense recognized in the six month periods ended June 30, 2012 and 2011 included expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period.

A summary of share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2012	286,554	$27.36

Granted	83,900	45.97

Vested	(132,974)	18.80

Forfeited	(1,304)	35.68

Issued and unvested at June 30, 2012	236,176	$38.74

9.	Pensions

The following table presents the components of the company’s net pension expense.

	(dollars in millions)
	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Service cost	$1.9	$2.5	$3.9	$4.9
Interest cost	10.9	11.3	21.7	22.5
Expected return on plan assets	(17.2)	(17.5)	(34.4)	(35.0)
Amortization of unrecognized loss	8.0	5.5	16.0	11.2
Amortization of prior service cost	(0.2)	(0.2)	(0.4)	(0.4)

Defined benefit plan expense	$3.4	$1.6	$6.8	$3.2

The company made the pension plan contributions totaling $175.0 million in the six months ended June 30, 2011 and does not anticipate making a contribution in 2012. Included in the table above is $0.5 million and $1.0 million of defined benefit plan expense associated with the company’s discontinued operations for the three and six months ended June 30, 2011, respectively.

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

	(dollars in millions)
	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net sales
North America	$365.9	$303.6	$719.2	$625.3
Rest of World	127.2	110.5	251.5	215.6
Inter-segment sales	(8.9)	(8.8)	(17.9)	(18.2)

	$484.2	$405.3	$952.8	$822.7

Operating earnings
North America(1), (2)	$51.2	$38.3	$93.4	$76.5
Rest of World	12.3	11.0	26.5	21.8

	63.5	49.3	119.9	98.3
Corporate (expense) income (3)	(10.7)	(6.2)	5.8	(19.7)
Interest expense	(2.2)	(2.1)	(5.2)	(3.9)

Earnings before income taxes	50.6	41.0	120.5	74.7
Provision for income taxes	15.6	12.4	38.0	21.9

Earnings from continuing operations	$35.0	$28.6	$82.5	$52.8

(1) Includes settlement income of	$-	$11.2	$-	$11.2
(2) Includes Canadian warranty expense of	$-	$8.2	$-	$8.2
(3) Includes gain on investments	$-	$5.3	$27.2	$3.7

11.	Fair Value Measurements

The company adopted Accounting Standards Codification (ASC) 820 Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards (SFAS) 157) on January 1, 2008. ASC 820, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which

11. Fair Value Measurements (continued)

prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Continuing assets and liabilities measured at fair value are based on the market approach which are prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	June 30, 2012	December 31, 2011
Quoted prices in active markets for identical assets (Level 1)	$180.3	$144.2
Significant other observable inputs (Level 2)	0.1	17.8

Total assets measured at fair value	$180.4	$162.0

There were no changes in the company’s valuation techniques used to measure fair values on a recurring basis as a result of adopting ASC 820.

12.	Derivative Instruments

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

12.	Derivative Instruments (continued)

Foreign Currency Forward Contracts

The company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases, sales and certain intercompany transactions in the normal course of business. Principal currencies include the Canadian dollar, Chinese renminbi, Euro and Mexican peso.

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

The majority of the amounts in accumulated other comprehensive loss for cash flow hedges is expected to be reclassified into earnings within one year and all of the hedges will be reclassified into earnings no later than December 31, 2013. Contracts related to the company’s discontinued operations that expired after the closing date no longer qualified for hedge accounting; therefore, the change in valuation during the three and six months ended June 30, 2011 of $0.9 million and $3.2 million, respectively, were recorded in earnings from discontinued operations.

The following table summarizes, by currency, the contractual amounts of the company’s foreign currency forward contracts for continuing operations.

June 30 (dollars in millions)	2012		2011
	Buy	Sell	Buy	Sell
Euro	$23.3	$0.6	$1.9	$2.4
Canadian dollar	-	26.8	-	42.5
Mexican peso	14.3	-	7.0	-
Chinese renminbi	7.1	-	-	-

Total	$44.7	$27.4	$8.9	$44.9

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

The minimal after-tax gain of the effective portion of the contracts as of June 30, 2012 was recorded in accumulated other comprehensive loss, and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The effective portion of the contracts will be reclassified within one year. Contracts related to the company’s discontinued operations that expired after the closing date no longer qualified for hedge accounting; therefore, the change in valuation during the three and six months ended June 30, 2011 of $0.1 million and $(0.5) million, respectively, was recorded in earnings from discontinued operations. Commodity hedges outstanding at June 30, 2012 involve a total of approximately 0.4 million pounds of copper.

12.	Derivative Instruments (continued)

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

The impact of derivative contracts on the company’s financial statements is as follows:

Fair value of derivatives designated as hedging instruments under ASC 815 in continuing operations:

		Fair Value
(dollars in millions)	Balance Sheet Location	June 30, 2012	December 31, 2011

Commodities contracts	Accrued liabilities	$-	$(0.1)
	Other current assets	0.1	-
Foreign currency contracts	Accrued liabilities	(0.7)	(1.6)
	Other current assets	0.9	1.3

Total derivatives designated as hedging instruments		$0.3	$(0.4)

Fair value of derivative not designated as a hedging instrument under ASC 815 in continuing operations:

		Fair Value
(dollars in millions)	Balance Sheet Location	June 30, 2012	December 31, 2011

Equity collar contract	Investments	$-	$17.9

Total derivatives not designated as hedging instruments		$-	$17.9

12.	Derivative Instruments (continued)

The effect of derivatives designated as hedging instruments under ASC 815 on the Statement of Earnings for continuing and discontinued operations:

Three months ended June 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)		Location of gain/(loss) recognized in earnings on derivative (ineffective portion)	Amount of gain/(loss) recognized in earnings on a derivative (ineffective portion)
	2012	2011		2012	2011		2012	2011
Commodities contracts	$-	$-	Cost of products sold	$(0.1)	$0.2	Cost of products sold	$-	$-
			Discontinued operations	-	2.1	Discontinued operations	-	0.1
Foreign currency contracts	(0.7)	1.2	Cost of products sold	(0.3)	(0.1)	N/A	-	-
	-	-	Discontinued operations	-	3.2	Discontinued operations	-	-

	$(0.7)	$1.2		$(0.4)	$5.4		$-	$0.1

Derivatives not designated as a hedging instrument under ASC 815	Location of loss recognized in earnings from continuing operations on derivative	Amount of loss recognized in earnings from continuing operations on derivative
		2012	2011
Equity collar contract	Other income	$-	$5.3

Six months ended June 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)		Location of gain/(loss) recognized in earnings on derivative (ineffective portion)	Amount of gain/(loss) recognized in earnings on a derivative (ineffective portion)
	2012	2011		2012	2011		2012	2011
Commodities contracts	$-	$-	Cost of products sold	$(0.1)	$0.4	Cost of products sold	$-	$0.1
			Discontinued operations	-	5.6	Discontinued operations	-	-
Foreign currency contracts	(0.1)	1.7	Cost of products sold	(0.6)	5.0	N/A	-	-
	-	-	Discontinued operations	-	-	Discontinued operations	-	-

	$(0.1)	$1.7		$(0.7)	$11.0		$-	$0.1

Derivatives not designated as a hedging instrument under ASC 815	Location of loss recognized in earnings from continuing operations on derivative	Amount of loss recognized in earnings from continuing operations on derivative
		2012	2011
Equity collar contract	Other income	$17.9	$3.7

13.	Income Taxes

The effective tax rate for the three and six months ended June 30, 2012 was 30.8 percent and 31.5 percent, respectively. The company estimates that the tax rate for the full year 2012 will be 30.2 percent excluding the tax on the gain on sale of the RBC shares disposed of in the first quarter which was taxed at a higher rate. The full year effective tax rate in 2011 was 31.1 percent.

As of June 30, 2012, the company had $1.5 million of unrecognized tax benefits from continuing operations of which $1.0 million would affect its effective tax rate if recognized. The company recognizes potential interest and penalties related to unrecognized tax benefits as a component of tax expense.

The company’s U.S. federal tax returns for 2008 - 2011 are subject to audit. The company is subject to state and local audits for tax years 2000 - 2011. The company is also subject to non-U.S. income tax examinations for years 2005 - 2011.

14.	Investment in RBC Shares

As discussed in Note 3, the company received approximately 2.83 million of RBC shares as a part of the proceeds of its sale of EPC to RBC. The value of those shares at December 31, 2011 was $144.4 million. One half of the RBC shares were classified as available for sale securities and were recorded at fair value with an unrealized after-tax gain of $1.2 million included in other comprehensive loss as of December 31, 2011. The company entered into an equity collar contract for the remaining half of the RBC shares that were classified as trading securities. Those shares were also recorded at fair value. See Note 12 for further discussion regarding the equity collar. During the first quarter of 2012, the company sold all of its RBC shares for net proceeds of $187.6 million or an average price of $66.19 per share. A pre-tax gain of $27.2 million was recorded in other (income) expense – net in the condensed consolidated statement of earnings in the first quarter of 2012. The $27.2 million is comprised of a $43.2 million gain on the sale of the RBC shares, the recognition of a $1.9 million gain previously recognized in other comprehensive earnings at December 31, 2011 as partially offset by the write off of $17.9 million, the value of the collar at December 31, 2011. The $187.6 million of net proceeds received during the first six months of 2012 were used to pay down debt.

15.	Settlement Income

On May 5, 2011, the company entered into an agreement settling a legal action that the company commenced on June 30, 2009, in Tennessee State Court, seeking recovery for costs and damages due to an issue with a component part supplied by the vendor. Under the terms of the settlement agreement, the vendor and the vendor’s supplier made a $35.5 million cash payment to the company. The settlement reimbursed the company for past costs previously incurred and satisfied in full a receivable recorded by the company. The company increased its reserve for future costs associated with the affected components on company products by $7.5 million during the second quarter of 2011 and also recorded a pretax gain of $11.2 million for the reimbursement of related costs incurred in prior years. This activity is included in the North America segment.

Also in the second quarter of 2011, the company recorded an $8.2 million warranty provision to reflect an estimate of expenses that it will likely incur in the future related to a similar component issue in Canada. On June 14, 2011, the company commenced legal action in the United States District Court for the Eastern District of Missouri against certain suppliers seeking recovery of increased costs and damages that the company incurred or will incur due to the issue in Canada. These charges are included in the North America segment.

PART I - FINANCIAL INFORMATION

ITEM 2 -        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading water technology company and manufacturer of water heaters and boilers, serving a diverse mix of residential and commercial end markets principally in North America and China. During the fourth quarter of 2011, we reorganized our management reporting structure to reflect our current business activities and reconsidered our reporting segments. Historical information has been revised to reflect our new structure. Our company is comprised of two reporting segments: North America and Rest of World. Both segments manufacture and market comprehensive lines of residential gas, gas tankless, oil and electric water heaters and commercial water heating equipment. Both segments primarily serve their respective regions of the world. The North America segment also manufactures and markets specialty commercial water heating equipment, condensing and non-condensing boilers and water systems tanks. The Rest of World segment also manufactures and markets water treatment products, primarily for China.

On August 22, 2011, we sold our Electrical Products Company (EPC) to Regal Beloit Corporation (RBC) for approximately $760 million in cash and approximately 2.83 million shares of RBC shares. As a consequence of the sale, EPC has been reflected as a discontinued operation in the accompanying financial statements for all periods presented. For further information about EPC, see Note 3 to the Condensed Consolidated Financial Statements.

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

Sales in our North America segment grew approximately 21 percent in the second quarter of 2012. Our recent Lochinvar acquisition added $52.7 million to second quarter sales. Driven by a transition in the boiler industry from non-condensing boilers to condensing boilers, we expect Lochinvar sales growth for 2012 to be in excess of ten percent. The residential and commercial markets for our water heaters have been impacted for the last several years by the relatively low number of housing starts and lack of commercial construction activity, although we expect a significant portion of our sales will continue to be for replacement. We expect the residential water heater industry’s growth in sales to be essentially flat and commercial water heater industry’s growth in sales to be slightly negative for 2012.

Our sales in our Rest of World segment grew approximately 15 percent in the second quarter of 2012, primarily as a result of growth in sales of A. O. Smith branded products in China. We expect A. O. Smith branded products sales in China to continue to grow at a rate of two times the growth in China gross domestic product (GDP) as geographic expansion, market share gains and new product introductions contribute to our growth. This segment also includes our operations in Europe and India as well as sales from the Middle East.

RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST SIX MONTHS OF 2012 COMPARED TO 2011

Our sales for the second quarter of 2012 were $484.2 million or 19.5 percent higher than sales of $405.3 million in the second quarter of 2011. Sales for the first half of 2012 increased by $130.1 million to $952.8 million from $822.7 million in the same period last year. Included in our 2012 second quarter and first half sales is $54.8 million and $104.1 million, respectively, of sales from Lochinvar which we acquired in August 2011. Our second quarter and first half sales also benefited from double digit growth in sales of A. O. Smith branded products in China. In addition, in advance of an announced June 2012 North American price increase, second quarter sales were favorably impacted by higher volume of U.S. residential and commercial water heaters. Lower sales of tankless product in the U.S. and water heaters in Canada partially offset the sales increases in the second quarter of 2012.

Our gross profit margin in the second quarter of 2012 increased to 33.1 percent from 27.6 percent in the second quarter of 2011. The gross profit margin for the first half of 2012 increased to 32.5 percent from 29.0 percent in the same period of 2011. The higher margins in both the second quarter and first half of 2012 were due partially to the impact of the addition of relatively higher margin sales from our Lochinvar acquisition, increased sales of A. O. Smith branded products in China and the impact of higher volume of U.S. residential and commercial water heaters in the second quarter in advance of an announced June 2012 North American price increase. The second quarter and first half margins in 2011 were adversely impacted by increased product warranty expense of $8.2 million in the second quarter associated with an issue with a component part supplied by one of our vendors in Canada.

Selling, general and administrative expenses (SG&A) in the second quarter and first half of 2012 were higher than the same periods in 2011 by $23.8 million and $39.8 million, respectively. SG&A expenses increased in both the second quarter and first half of 2012 due to additional SG&A associated with our Lochinvar operations, increased selling and advertising costs in China in support of higher volumes and expenses in India due to costs to build our brand and expand our product offering in the region.

Interest expense in the second quarter of 2012 was $2.2 million, about equal to $2.1 million in the second quarter of 2011. Interest expense for the first half of 2012 was $5.2 million or $1.3 million higher than the first six months of 2011. The increased interest expense for the first six months of 2012 was due to the higher debt levels in the first quarter of 2012 primarily as a result of the Lochinvar acquisition.

We have significant pension benefit costs and credits that are developed from actuarial valuations. The valuations reflect key assumptions, principally discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumptions for the expected rate of return on plan assets is 8.50 percent in 2012 compared to 8.75 percent in 2011. The discount rate used to determine net periodic costs decreased from 5.35 percent in 2011 to 4.90 percent in 2012. Pension expense for continuing operations for the first half of 2012 was $6.8 million or $4.6 million higher than the first half of 2011. Total pension expense for 2012 is expected to be $13.7 million compared to $3.3 million in 2011. Our pension costs are reflected in cost of products sold and selling, general and administrative expense.

Other income in the second quarter of 2012 was $1.2 million and is comprised mostly of interest income derived from investing the foreign proceeds from the 2011 sale of EPC partially offset by other items. Other income in the second quarter of 2011 was $5.1 million due mostly to a gain on an equity collar contract associated with shares of stock received as proceeds when the sale of EPC was completed in August of 2011. Other income in the first half of 2012 was $30.3 million of which $27.2 million was due to the pretax gain on the sale of stock received from the sale of EPC with most of the remainder resulting from interest income on investments resulting from the sale of EPC. Other income in the first half of 2011 was $2.9 million resulting mostly from the gain on the aforementioned equity collar contract.

Our effective tax rates for the second quarter and first half of 2012 were 30.8 percent and 31.5 percent, respectively. The 2011 second quarter and first half rates were 30.2 percent and 29.3 percent. The higher rates in both the second quarter and first half of 2012 were impacted by proportionately higher domestic earnings which are taxed at higher rates. The 2012 first half effective tax rate was also impacted by the gain on sale of RBC shares which was taxed at a higher rate.

North America

Sales for the North America segment were $365.9 million in the second quarter of 2012 or $62.3 million higher than sales of $303.6 million in the second quarter of 2011. Sales for the first half of 2012 increased by $93.9 million to $719.2 million from $625.3 million in the same period last year. Included in our 2012 second quarter and first half sales for this segment were $52.7 million and $99.4 million, respectively of Lochinvar North American sales. Lochinvar was acquired in August 2011. The segment also benefitted from higher volumes of residential and commercial water heaters in advance of an announced June 2012 price increase which were partially offset by lower sales of tankless products in the U.S. and water heaters in Canada.

Second quarter operating earnings for the North America segment were $51.2 million or $12.9 million higher than the second quarter of 2011. First half operating earnings were $93.4 million or $16.9 million higher than the same period in 2011. Both the second quarter and first half of 2011 include an $11.2 million pretax gain for recovery of costs and damages due to an issue with a component part supplied by one of our vendors. This gain is reflected in the “Settlement income” line in the accompanying financial statements. The $11.2 million pretax gain was partially offset by $8.2 million of product warranty expense associated with a similar component issue in Canada and recorded as cost of products sold in the second quarter of 2011. Both of these issues related to water heaters sold primarily in 2007 through 2009 (See Note 15). Our North American Lochinvar operations contributed $10.4 million and $20.2 million of operating earnings to the second quarter and first half of 2012, respectively. The second quarter operating margin for the North America segment improved to 14.0 percent from 12.6 percent in the second quarter of 2011 due mostly to increased volume for the pre-buy of higher margin commercial product in advance of an announced June 2012 price increase and the addition of higher margin Lochinvar sales.

Rest of World

Sales for our Rest of World segment were $127.2 million in the second quarter of 2012 or $16.7 million higher than sales of $110.5 million in the second quarter of 2011. First half sales were $251.5 million in 2012 or $35.9 million higher than the same period in 2011. The increases in sales were due to double digit growth in sales of A. O. Smith branded products in China due to geographic expansion, market share gains and new product introductions.

Second quarter operating earnings for our Rest of World segment increased $1.3 million to $12.3 million from $11.0 million in the second quarter of 2011. First half operating earnings were $26.5 million in 2012 or $4.7 million higher than the same period in 2011. The improved operating earnings were due to growth in China, which was partially offset by larger losses in India primarily caused by a weaker rupee along with costs to build our brand and expand our product offering in the region. Second quarter operating margin declined to 9.7 percent in 2012 from 10.0 percent in the second quarter of 2011.

Outlook

Due to our stable replacement water heater business in North America and our strong international performance, we continued to perform well in a less-than-ideal economy. We expect Lochinvar’s sales will grow over ten percent this year compared to Lochinvar’s historical sales for 2011, as customers upgrade to Lochinvar’s market-leading, high-efficiency condensing product lines.

We anticipate the pre-buy we experienced in the second quarter in advance of an announced June 2012 North American price increase will result in lower U.S. residential and commercial volumes in the third quarter, which historically is also our lightest quarter for U.S. water heater volumes. However, we continue to expect U.S. annual volumes this year will be similar to last year. Due to the historically seasonally strong second half of the year sales which we expect from Lochinvar’s boilers for space heating, we have raised the bottom of our estimate of 2012 earnings to a range of $2.80 to $2.90 per share. This range does not include the potential impact from any future acquisitions or the first quarter gain from the sale of our RBC shares. Our acquisition pipeline remains active, and we will continue to employ the disciplined approach to identifying candidates that meet our strategic criteria and add value for our shareholders.

Liquidity & Capital Resources

Our working capital for continuing operations of $598.8 million at June 30, 2012 was $129.1 million lower than at December 31, 2011, primarily due to the sale of our RBC shares which were received as a result of our divestiture of EPC. The net proceeds from the RBC share sale were used to repay debt. The effect of the sale of the RBC shares more than offsets a $24.4 million decline in accounts payable balances, primarily in China.

Cash provided by continuing operating activities through the first six months of 2012 was $30.2 million compared with $104.8 million of cash used one year ago. Cash flow in 2011 through the first six months included an after-tax pension contribution of approximately $150 million. For the total year 2012, we expect our operating cash provided by continuing operations to be approximately $155 to $165 million. Cash used by discontinued operations through the first six months of 2012 included $34.0 million of income tax and other payments partially offset by a $7.4 million final working capital adjustment we received from RBC.

Our capital expenditures totaled $30.3 million through the first six months of 2012, compared with $24.3 million spent one year ago. We are projecting 2012 capital expenditures to be between $75 and $80 million, including approximately $30 million to begin construction of a second water heater manufacturing plant in Nanjing, China to meet local demand. The new plant is expected to be completed in mid 2013 and to eventually add 50 percent more capacity to our China water heater operations. We also are expanding our India plant in 2012 to accommodate more water heater models, in-source some component manufacturing and meet local demand. Full year depreciation and amortization is expected to be approximately $55 million.

During the first six months of 2012, we sold all of our shares of RBC for $187.6 million or an average of $66.19 per share. The net proceeds from the sale were used to pay down borrowings under our revolving credit facility.

During the first six months of 2012, we invested $180.1 million of our cash located in China into bank certificates of deposits with maturities ranging from 180 days to 360 days, which resulted in a reclassification from cash to marketable securities.

In November 2010, we completed a $425 million multi-currency credit facility with eight banks which expires in November 2013. The facility has an accordion provision which allows it to be increased up to $525 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of June 30, 2012.

The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt. At June 30, 2012, we had available borrowing capacity of $222.4 million under this facility. We believe the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt decreased $177.0 million from $461.6 million at December 31, 2011 to $284.6 million at June 30, 2012, primarily due to the sale of our RBC shares. Our leverage, as measured by the ratio of total debt to total capitalization, was 19.7 percent June 30, 2012, compared with 29.8 percent at December 31, 2011.

Our pension plan continued to meet all funding requirements under ERISA regulations. We do not expect to make contributions to the plan in 2012. We contributed $175 million to the plan in the first six months of 2011.

In December 2010, our board of directors ratified its authorization of a stock repurchase program in the amount of 1,500,000 shares of our common stock. During the second quarter 2012, we repurchased 218,389 shares, at $44.51 per share for a total of $9.7 million. We did not repurchase any shares in the second quarter of 2011. A total of approximately 670,000 shares remain in the existing repurchase authority.

On July 9, 2012, our board of directors increased by 25 percent our regular quarterly cash dividend to $.20 per share on our common stock and Class A common stock. The dividend is payable on August 15, 2012 to shareholders of record on July 31, 2012.

Critical Accounting Policies

The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2011. We believe that at June 30, 2012 there has been no material change to this information.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: difficulties in achieving the disclosed accretion from the Lochinvar acquisition, cost synergies and/or global expansion opportunities related to the acquisition; weakening in high efficiency boiler demand in the United States; the ability to execute our acquisition strategy; significant volatility in raw material prices; competitive pressures on the company’s businesses; inability to implement pricing actions; instability in the company’s replacement markets; further weakening in U.S. residential or commercial construction; timing of any recoveries in U.S. residential or commercial construction; a slowdown in the Chinese economy; foreign currency fluctuations; and adverse general economic conditions and capital market deterioration. Forward-looking statements included in this filing are made only as of the date of this filing, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 14, 2007, our board of directors approved a new stock repurchase program authorizing the purchase of up to 1,500,000 shares of our common stock, and in December 2010, our board of directors ratified that authorization. This stock repurchase authorization remains effective until terminated by our board of directors. The following table sets forth the number of shares of common stock we repurchased during the second quarter of 2012.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 1 – April 30, 2012	-	-	-	888,411
May 1 – May 31, 2012	109,900	44.28	109,900	778,511
June 1 – June 30, 2012	108,489	44.74	108,489	670,022

ITEM 5 - OTHER INFORMATION

None.

ITEM  6 - EXHIBITS

Refer to the Exhibit Index on page 28 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

August 3, 2012	/s/Daniel L. Kempken
Daniel L. Kempken
Vice President and Controller

August 3, 2012	/s/John J. Kita
John J. Kita
Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Summary of Directors’ Compensation.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012 are furnished herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2012 and 2011, (ii) the Condensed Consolidated Statements of Comprehensive Earnings for the three and six months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2012, and December 31, 2011, (iv) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011 (v) the Notes to Condensed Consolidated Financial Statements