Form 10-Q
period 2012-09-30
SMITH A O CORP
filed 2012-11-06
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

Class A Common Stock Outstanding as of October 31, 2012 — 6,626,068 shares

Common Stock Outstanding as of October 31, 2012 — 39,542,302 shares

Index

A. O. Smith Corporation

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Three and Nine Months Ended September 30, 2012 and 2011

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Continuing Operations
Net sales	$462.2	$412.0	$1,415.0	$1,234.7
Cost of products sold	305.4	293.3	948.6	877.1

Gross profit	156.8	118.7	466.4	357.6
Selling, general and administrative expenses	111.5	92.2	325.7	266.6
Contingent consideration adjustment	(6.4)	-	(6.4)	-
Settlement income	-	-	-	(11.2)
Interest expense	1.9	2.5	7.1	6.4
Other income	(2.2)	(15.8)	(32.5)	(18.7)

	52.0	39.8	172.5	114.5
Provision for income taxes	15.0	12.9	53.1	34.8

Earnings from continuing operations	37.0	26.9	119.4	79.7
Discontinued Operations
Earnings from discontinued EPC operations, less provision for income taxes of $0.4 and $14.9 in 2011	-	5.1	-	43.6
Gain on sale of discontinued EPC operations less provision for income taxes of $143.5 and $143.5 in 2011	-	150.3	-	150.3

Net earnings	$37.0	$182.3	$119.4	$273.6

Net Earnings Per Share of Common Stock
Continuing Operations	$0.80	$0.58	$2.59	$1.73
Discontinued Operations	-	3.36	-	4.20

Net Earnings	$0.80	$3.94	$2.59	$5.93

Diluted Net Earnings Per Share of Common Stock
Continuing Operations	$0.79	$0.58	$2.57	$1.71
Discontinued Operations	-	3.33	-	4.16

Net Earnings	$0.79	$3.91	$2.57	$5.87

Dividends per share of Common Stock	$0.20	$0.16	$0.52	$0.44

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Three and Nine Months Ended September 30, 2012 and 2011

(dollars in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net earnings	$37.0	$182.3	$119.4	$273.6
Other comprehensive earnings (loss)
Foreign currency translation adjustments	6.1	(16.0)	3.1	(9.6)
Unrealized net (loss) gain) on cash flow derivative instruments, less related income tax benefit (provision) of $0.1 and $(0.2) in 2012, $2.9 and $6.5 in 2011	(0.1)	(4.4)	0.3	(10.2)
Adjustment to additional minimum pension liability loss related income tax benefit of $1.5 and $1.5 in 2012	(3.4)	-	(3.4)	-
Unrealized losses on investments less related tax benefit of $0.7 in 2012 and $2.3 and $2.3 in 2011	-	(3.7)	(1.2)	(3.7)

Comprehensive Earnings	$39.6	$158.2	$118.2	$250.1

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2012 and December 31, 2011

(dollars in millions)

	(unaudited) September 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$279.6	$463.4
Marketable securities	202.6	-
Receivables	369.1	368.4
Inventories	178.2	168.4
Deferred income taxes	32.5	24.6
Investments	-	162.4
Other current assets	26.4	21.5

Total Current Assets	1,088.4	1,208.7
Property, plant and equipment	656.8	614.0
Less accumulated depreciation	325.7	298.7

Net property, plant and equipment	331.1	315.3
Goodwill	435.9	433.8
Other intangibles	342.6	352.7
Other assets	37.3	38.5

Total Assets	$2,235.3	$2,349.0

Liabilities
Current Liabilities
Trade payables	$289.4	$302.5
Accrued payroll and benefits	44.1	41.9
Accrued liabilities	62.5	74.1
Product warranties	43.9	43.7
Long-term debt due within one year	18.6	18.6
Current liabilities - discontinued EPC operations	4.3	31.5

Total Current Liabilities	462.8	512.3
Long-term debt	261.0	443.0
Pension liabilities	153.7	139.5
Other liabilities	157.5	159.7
Long-term liabilities - discontinued EPC operations	8.9	8.7

Total Liabilities	1,043.9	1,263.2
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 6,659,943 and 7,250,791	33.3	36.3
Common Stock, $1 par value: authorized 60,000,000 shares; issued 41,016,968 and 40,426,119	41.0	40.4
Capital in excess of par value	653.5	652.5
Retained earnings	825.2	729.9
Accumulated other comprehensive loss	(302.1)	(300.9)
Treasury stock at cost	(59.5)	(72.4)

Total Stockholders’ Equity	1,191.4	1,085.8

Total Liabilities and Stockholders’ Equity	$2,235.3	$2,349.0

See accompanying notes to unaudited condensed consolidated financial statements

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2012 and 2011

(dollars in millions)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating Activities

Net earnings	$119.4	$273.6
Less earnings from discontinued operations	-	(193.9)
Adjustments to reconcile earnings from continuing operations to cash provided by (used in) operating activities:
Depreciation and amortization	40.4	33.2
Loss on disposal of assets	0.8	0.7
Gain on sale of investments	(27.2)	(20.1)
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	(45.3)	(65.8)
Noncurrent assets and liabilities	12.6	(95.6)

Cash Provided by (Used in) Operating Activities - continuing operations	100.7	(67.9)

Cash Used in Operating Activities - discontinued operations	(27.0)	(1.5)

Cash Provided by (Used in) Operating Activities	73.7	(69.4)

Investing Activities
Capital expenditures	(44.5)	(36.7)
Acquisition of businesses	-	(418.1)
Investments in marketable securities	(237.8)	-
Net proceeds from sale of securities	227.8	-
Cash Used in Investing Activities - continuing operations	(54.5)	(454.8)
Cash Provided by Investing Activities - discontinued operations	-	727.8

Cash (Used in) Provided by Investing Activities	(54.5)	273.0

Financing Activities
Long-term debt (retired) incurred	(183.1)	134.3
Common stock repurchases	(9.7)	(5.7)
Net proceeds from stock option activity	13.8	9.8
Dividends paid	(24.0)	(20.3)

Cash (Used in) Provided by Financing Activities - continuing operations	(203.0)	118.1
Cash Provided by Financing Activities - discontinued operations	-	-

Cash (Used in) Provided by Financing Activities	(203.0)	118.1

Net (decrease) increase in cash and cash equivalents	(183.8)	321.7
Cash and cash equivalents - beginning of period	463.4	118.9

Cash and Cash Equivalents - End of Period	$279.6	$440.6

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K filed with the SEC on February 27, 2012.

Except where otherwise indicated, amounts reflected in the financial statements or the notes thereto relate to the company’s continuing operations.

Certain other prior year amounts have been reclassified to conform to the 2012 presentation.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing of Goodwill for Impairment (Topic 350)”. ASU No. 2011-08 allows companies to assess qualitative factors to determine whether the two-step quantitative goodwill impairment test needs to be performed. Under the option, an entity no longer would be required to calculate the fair value of a reporting unit unless it determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU may change how a company tests goodwill for impairment, but should not change the timing or measurement of goodwill impairments. ASU 2011-08 will be effective for the year ending December 31, 2012. Adoption of this ASU will not have an impact on the company’s consolidated financial condition, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 allows an entity to first assess qualitative factors in determining whether events and circumstances indicate that it is more-likely-than not that an indefinite-lived intangible asset is impaired. If an entity determines that it is not more-likely-than not that the indefinite-lived intangible asset is impaired, then the entity is not required to perform a quantitative impairment test. ASU 2012-02 will be effective for the year ending December 31, 2013. Adoption of this ASU will not have an impact on the company’s consolidated financial condition, results of operations or cash flows.

2.	Acquisition

On August 26, 2011, the company acquired 100 percent of the shares of Lochinvar Corporation (Lochinvar), a privately held manufacturer of high-efficiency boilers used in commercial and residential applications located in Lebanon, Tennessee. The addition of Lochinvar expanded the company’s product offerings and gave the company access to proven

2.	Acquisition (continued)

high-efficiency boiler technology. Lochinvar is included in the company’s North America segment except for a relatively immaterial amount from a Lochinvar U.K. subsidiary which is included in the company’s Rest of World segment.

The company paid an aggregate cash purchase price, net of $1.5 million of cash acquired, of $421.1 million. In addition, the company incurred acquisition costs of approximately $5.5 million. Under the purchase agreement for the Lochinvar acquisition, the company agreed to make a contingent payment of up to an additional $35.0 million in cash based on the amount by which Lochinvar sales between December 1, 2011 and November 30, 2012 exceed $216.0 million. As of the acquisition date, the fair value of the contingent payment had been estimated at $16.8 million. As of September 30, 2012, the fair value of the contingent payment was estimated at $10.4 million which resulted in a pre-tax gain of $6.4 million being recorded by the company during the three months ended September 30, 2012

The following table summarizes the allocation of fair value of the assets acquired and liabilities assumed at the date of acquisition. Of the $258.3 million of acquired intangible assets, $103.5 million was assigned to trade names that are not subject to amortization and $152.5 million was assigned to customer lists which are being amortized over 19 years, and the remaining $2.3 million was assigned to non-compete agreements and patents which are being amortized over ten years.

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

Lochinvar’s results of operations have been included in the company’s financial statements from August 26, 2011, the date of acquisition. Revenues and pretax earnings associated with Lochinvar included in the three months ended September 30, 2012 totaled $63.4 million and $15.2 million, respectively. Revenues and pretax earnings associated with Lochinvar included in the nine months ended September 30, 2012 totaled $167.5 million and $35.7 million, respectively. Revenues and pretax net loss associated with Lochinvar included in operations from the acquisition date through September 30, 2011 totaled $20.8 million and $2.0 million, respectively which included $3.0 million of operating earnings less $4.4 million of acquisition costs and $0.6 million of interest expense.

2.	Acquisition (continued)

The following table represents the pro forma unaudited results of operations for the company for three and the nine months ended September 30, 2011 assuming consummation of the purchase of Lochinvar as of January 1, 2011:

	(dollars in millions except per share data)
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Net sales	$441.1	$1,358.1
Earnings from continuing operations	27.7	92.7
Earnings per common share:
Basic	$0.60	$2.01

Diluted	$0.59	$1.99

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

On August 22, 2011, the company completed the sale of its Electrical Products Company (EPC) to Regal Beloit Corporation (RBC) for $759.9 million in cash and approximately 2.83 million of RBC shares. Included in the $759.9 million of cash was a final working capital adjustment of $7.4 million which was paid to the company by RBC in January 2012. The value of the RBC shares on the date of the closing of the sale was $140.6 million. See Note 14 for further discussion regarding the company’s investment in RBC stock. The company paid $31.1 million in income taxes and $3.3 million of other sale related expenses in the nine months ended September 30, 2012 and estimates it will pay an additional $2.5 million of income taxes in 2012.

As a part of the sale of EPC, the company recorded an additional income tax accrual of $56.5 million due to the company’s assertion that certain foreign earnings derived from the sale of EPC were not considered permanently reinvested by the company. The accrual is included in other long term liabilities in continuing operations.

The results of EPC have been reported separately as discontinued operations of the company for all periods presented.

3.	Discontinued Operations (continued)

The condensed statement of earnings of the EPC discontinued operations is:

	(dollars in millions)
	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2011
Net sales	$109.5	$531.8
Cost of products sold	87.4	415.6

Gross profit	22.1	116.2
Selling, general and administrative expenses	16.8	61.5
Interest expense	0.4	2.2
Other income	(0.6)	(6.0)

	5.5	58.5
Provision for income taxes	0.4	14.9

Net earnings	$5.1	$43.6

The cash flow provided by EPC discontinued operations is as follows:

Nine months ended September 30, 2011 (dollars in millions)

Operating Activities
Earnings	$43.6
Adjustments to reconcile earnings to net cash provided by discontinued operating activities:
Depreciation and amortization	16.5
Gain on sale of assets	(4.8)
Net changes in operating assets and liabilities
Current assets and liabilities	(55.9)
Noncurrent assets and liabilities	0.9
Other	(1.8)

Cash Used in Discontinued Operating Activities	(1.5)
Investing Activities
Capital expenditures	(10.6)
Proceeds from sale of assets	6.1
Proceeds from sale of operations	752.5
Payments associated with sale	(20.2)

Cash Provided by Discontinued Investing Activities	727.8

Cash Flow Provided by Discontinued Operations	$726.3

4.	Inventories

The following table presents the components of the company’s inventory balances:

	(dollars in millions)
	September 30, 2012	December 31, 2011
Finished products	$85.7	$85.6
Work in process	11.6	10.6
Raw materials	106.0	98.9

	203.3	195.1
LIFO reserve	(25.1)	(26.7)

	$178.2	$168.4

5.	Long-Term Debt

The company has a $425 million multi-currency revolving credit agreement with eight banks. The facility expires on November 13, 2013 and has an accordion provision which allows it to be increased up to $525 million if certain conditions (including lender approval) are satisfied. Interest rates on borrowings under the facility are determined in part based upon the company’s leverage ratio.

Borrowings under bank credit lines and commercial paper borrowings are supported by the company’s $425 million revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt at September 30, 2012.

6.	Product Warranties

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. The following table presents the company’s warranty liability activity.

	(dollars in millions)
	Nine Months Ended September 30,
	2012	2011
Balance at January 1	$131.9	$112.1
Lochinvar acquisition	—	5.8
Expense	42.7	49.6
Net increase in warranty reserve due to settlement	—	7.5
Claims settled	(42.0)	(42.8)

Balance at September 30	$132.6	$132.2

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

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Denominator for basic earnings per share - weighted average shares	46,193,952	46,221,603	46,190,965	46,137,918
Effect of dilutive stock options	375,140	420,920	352,883	472,871

Denominator for diluted earnings per share	46,569,092	46,642,523	46,543,848	46,610,789

8.	Stock Based Compensation

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. The plan was reapproved on April 16, 2012. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options, restricted stock or share units under the plan at September 30, 2012 was 1,633,604. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.

Total stock based compensation cost recognized in the three months ended September 30, 2012 and 2011 was $1.5 million and $1.1 million, respectively. Total stock based compensation cost recognized in the nine months ended September 30, 2012 and 2011 was $5.3 million and $4.6 million, respectively.

Stock Options

The stock options granted in the nine months ended September 30, 2012 and 2011 have three year pro-rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2012 and 2011 expire ten years after date of grant. Options are expensed ratably over the three year vesting period. Stock based compensation cost attributable to stock options in the three months ended September 30, 2012 and 2011 was $0.7 million and $0.5 million, respectively. Stock based compensation expense attributable to stock options in the nine months ended September 30, 2012 and 2011 was $2.5 million and $2.3 million, respectively. Included in the stock option expense for the nine months ended September 30, 2012 and 2011 was expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

Changes in option awards, all of which relate to Common Stock, were as follows for the nine months ended September 30, 2012:

	Weighted-Average Per Share Exercise Price	Nine Months Ended September 30, 2012	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)

Outstanding at January 1, 2012	$24.84	1,421,867

Granted	45.97	191,000

Exercised	23.10	(482,308)

Forfeited	42.89	(4,083)

Outstanding at September 30, 2012	29.10	1,126,476	7 years	$32.0

Exercisable at September 30, 2012	23.14	768,995	7 years	$26.5

8.	Stock Based Compensation (continued)

The weighted-average fair value per option at the date of grant during the nine months ended September 30, 2012 and 2011 using the Black-Scholes option-pricing model was $16.52 and $16.51, respectively. Assumptions were as follows:

	Nine Months Ended September 30,
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

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 83,900 and 75,625 share units under the plan in the nine months ended September 30, 2012 and 2011, respectively. The share units were valued at $3.9 million and $3.3 million at the date of issuance in 2012 and 2011, respectively, based on the company’s stock price at the date of grant and will be recognized as compensation expense ratably over the three-year vesting period. Share based compensation expense attributable to share units of $0.8 million and $0.6 million was recognized in the three months ended September 30, 2012 and 2011, respectively. Share based compensation expense attributable to share units of $2.8 million and $2.3 million was recognized in the nine months ended September 30, 2012 and 2011, respectively. Share based compensation expense recognized in the nine months ended September 30, 2012 and 2011 included expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period.

A summary of share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2012	286,554	$27.36

Granted	83,900	45.97

Vested	(132,974)	18.80

Forfeited	(3,004)	37.42

Issued and unvested at September 30, 2012	234,476	38.74

9.	Pensions

The following table presents the components of the company’s net pension expense:

	(dollars in millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$1.9	$2.2	$5.8	$7.1
Interest cost	10.9	10.6	32.6	33.1
Expected return on plan assets	(17.2)	(17.8)	(51.6)	(52.8)
Amortization of unrecognized loss	8.1	6.6	24.1	17.8
Amortization of prior service cost	(0.2)	(0.2)	(0.6)	(0.6)

Ongoing expense	3.5	1.4	10.3	4.6
Curtailment/settlement credit	-	(0.6)	-	(0.6)

Defined benefit plan expense	$3.5	$0.8	$10.3	$4.0

The company made the pension plan contributions totaling $175.0 million in 2011 and does not anticipate making a contribution in 2012. Included in the table above is $0.6 million and $1.6 million of defined benefit plan expense associated with the company’s discontinued operations for the three and nine months ended September 30, 2011, respectively.

10.	Operations by Segment

Prior to the sale of EPC the company had identified two segments, Water Products Company and EPC. As a result of the sale of EPC and a change in management reporting, the company revised its segment reporting in the fourth quarter of 2011 and determined that it was comprised of two reporting segments: North America and Rest of World. Both segments manufacture and market comprehensive lines of residential gas, gas tankless and electric water heaters and commercial water heating equipment. Both segments primarily serve their respective regions of the world. The North America segment also manufactures and markets specialty commercial water heating equipment, condensing and non-condensing boilers and water system tanks. The Rest of World segment also manufactures and markets water treatment products, primarily for China.

10.	Operations by Segment (continued)

The company’s operations by segment are as follows:

	(dollars in millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales
North America	$335.7	$310.2	$1,054.9	$935.5
Rest of World	133.8	110.5	385.3	326.1
Inter-segment sales	(7.3)	(8.7)	(25.2)	(26.9)

	$462.2	$412.0	$1,415.0	$1,234.7

Operating earnings
North America(1), (2), (3)	$50.7	$30.9	$144.1	$107.3
Rest of World	12.7	9.0	39.2	30.8

	63.4	39.9	183.3	138.1
Corporate (expense) income (4)	(9.5)	2.4	(3.7)	(17.2)
Interest expense	(1.9)	(2.5)	(7.1)	(6.4)

Earnings before income taxes	52.0	39.8	172.5	114.5
Provision for income taxes	15.0	12.9	53.1	34.8

Earnings from continuing operations	$37.0	$26.9	$119.4	$79.7

(1) Includes settlement income of	$-	$-	$-	$11.2
(2) Includes Canadian warranty expense of	-	-	-	(8.2)
(3) Includes contingent consideration adjustment of	6.4	-	6.4	-
(4) Includes net gain on investments of	-	16.4	27.2	20.1

11.	Fair Value Measurements

The company adopted Accounting Standards Codification (ASC) 820 Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards (SFAS) No. 157) on January 1, 2008. ASC 820, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

11.	Fair Value Measurements (continued)

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

Assets measured at fair value on a recurring basis are as follows: (dollars in millions)

Fair Value Measurement Using	September 30, 2012	December 31, 2011
Quoted prices in active markets for identical assets (Level 1)	$202.7	$144.2
Significant other observable inputs (Level 2)	-	17.8

Total assets measured at fair value	$202.7	$162.0

There were no changes in the company’s valuation techniques used to measure fair values on a recurring basis as a result of adopting ASC 820.

12.	Derivative Instruments

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

The company utilizes certain derivative instruments to enhance its ability to manage currency as well as raw materials price risk. The company had previously utilized a derivative instrument to manage equity investment volatility. Derivative instruments are entered into for

12.	Derivative Instruments (continued)

periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes. The contracts are executed with major financial institutions with no credit loss anticipated for failure of the counterparties to perform.

Foreign Currency Forward Contracts

The company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases, sales and certain intercompany transactions in the normal course of business. Principal currencies include the British pound, Canadian dollar, Chinese renminbi, Euro and Mexican peso.

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

The following table summarizes, by currency, the contractual amounts of the company’s foreign currency forward contracts for continuing operations:

September 30, (dollars in millions)	2012		2011
	Buy	Sell	Buy	Sell
British pound	$-	$2.2	$-	$-
Canadian dollar	-	39.2	-	40.4
Chinese renminbi	4.6	-	-	-
Euro	29.9	2.3	7.8	1.8
Mexican peso	11.6	-	14.4	-

Total	$46.1	$43.7	$22.2	$42.2

Commodity Futures Contracts

In addition to entering into supply arrangements in the normal course of business, the company, primarily for its discontinued operation prior to its disposition, also entered into futures contracts to fix the cost of certain raw material purchases, principally copper and aluminum, with the objective of minimizing changes in cost due to market price fluctuations. The hedging strategy for achieving this objective is to purchase commodity futures contracts on the open market of the London Metals Exchange (LME) or over the counter contracts based on the LME.

12.	Derivative Instruments (continued)

The minimal after-tax gain on the effective portion of the contracts as of September 30, 2012 was recorded in accumulated other comprehensive loss, and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The effective portion of the contracts will be reclassified within one year. Contracts related to the company’s discontinued operations that expired after the closing date no longer qualified for hedge accounting; therefore, the change in valuation from January 1, 2011 to August 22, 2011 was minimal and was recorded in earnings from discontinued operations. Commodity hedges outstanding at September 30, 2012 involve a total of approximately 0.2 million pounds of copper.

Equity Collar Contract

As discussed in Note 3, on August 22, 2011, the company sold EPC to RBC and received approximately 2.83 million RBC shares. The RBC share price appreciated in the first quarter of 2011 during which the company entered into an equity collar contract for 50 percent of the RBC shares to protect a portion of that appreciation. The put strike price of the collar was $63.29 and the call strike price of the collar was $77.32. The collar did not qualify for hedge accounting and therefore was adjusted to fair value on a quarterly basis through earnings from continuing operations. The mark to market accounting for the RBC shares and hedge continued until the equity collar contract expired in March of 2012 with no value.

The impact of derivative contracts on the company’s financial statements is as follows:

Fair value of derivatives designated as hedging instruments under ASC 815 in continuing operations:

(dollars in millions)	Balance Sheet Location	September 30, 2012	December 31, 2011

Commodities contracts	Accrued liabilities	$-	$(0.1)
Foreign currency contracts	Accrued liabilities	(0.9)	(1.6)
	Other current assets	1.0	1.3

Total derivatives designated as hedging instruments		$0.1	$(0.4)

Fair value of derivative not designated as a hedging instrument under ASC 815 in continuing operations:

(dollars in millions)	Balance Sheet Location	September 30, 2012	December 31, 2011

Equity collar contract	Investments	$-	$17.9

Total derivatives not designated as hedging instruments		$-	$17.9

12.	Derivative Instruments (continued)

The effect of derivatives designated as hedging instruments under ASC 815 on the Statement of Earnings for continuing and discontinued operations:

Three months ended September 30, (dollars in millions)

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)		Location of gain/(loss) recognized in earnings on derivative (ineffective portion)	Amount of gain/(loss) recognized in earnings on a derivative (ineffective portion)
	2012	2011		2012	2011		2012	2011
Commodities contracts	$(0.1)	$(2.8)	Cost of products sold	$-	$0.1	Cost of products sold	$-	$-
			Discontinued operations	-	1.0	Discontinued operations	-	-
			Gain on sale of EPC	-	1.8		-	-
Foreign currency contracts	(0.3)	(0.1)	Cost of products sold	(0.2)	-	N/A	-	-
	-	-	Discontinued operations	-	2.0	Discontinued operations	-	-
	-	-	Gain on sale of EPC	-	5.2		-	-

	$(0.4)	$(2.9)		$(0.2)	$10.1		$-	$-

Derivatives not designated as a hedging instrument under ASC 815	Location of gain/(loss) recognized in earnings from continuing operations on derivative	Amount of gain/(loss) recognized in earnings from continuing operations on derivative
		2012	2011
Equity collar contract	Other income	$-	$22.4

12.	Derivative Instruments (continued)

Three months ended September 30, (dollars in millions)

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)		Location of gain/(loss) recognized in earnings on derivative (ineffective portion)	Amount of gain/(loss) recognized in earnings on a derivative (ineffective portion)
	2012	2011		2012	2011		2012	2011
Commodities contracts	$(0.1)	$(3.0)	Cost of products sold	$(0.1)	$-	Cost of products sold	$-	$0.1
			Discontinued operations	-	7.0	Discontinued operations	-	-
			Gain on sale of EPC	-	1.8		-	-
Foreign currency contracts	(0.4)	4.9	Cost of products sold	(0.8)	0.1	N/A	-	-
	-	-	Discontinued operations	-	6.9	Discontinued operations	-	-
			Gain on sale of EPC	-	5.2		-	-

	$(0.5)	$(1.9)		$(0.9)	$21.0		$-	$0.1

Derivatives not designated as a hedging instrument under ASC 815	Location of gain/(loss) recognized in earnings from continuing operations on derivative		Amount of gain/(loss) recognized in earnings from continuing operations on derivative
			2012	2011
Equity collar contract	Other	(expense) income	$(17.9)	$26.1

13.	Income Taxes

The company’s effective tax rate for the three and nine months ended September 30, 2012 was 28.8 percent and 30.8 percent, respectively. The company estimates that the tax rate for the fourth quarter of 2012 will be approximately 30.0 percent. The company’s full year effective tax rate for 2011 was 31.1 percent.

As of September 30, 2012, the company had $1.5 million of unrecognized tax benefits from continuing operations of which $1.0 million would affect its effective tax rate if recognized. The company recognizes potential interest and penalties related to unrecognized tax benefits as a component of tax expense.

The company’s U.S. federal tax returns for 2008 - 2011 are subject to audit. The company is subject to various state and local audits for tax years 2000 - 2011. The company is also subject to non-U.S. income tax examinations for years 2005 - 2011.

14.	Investment in RBC Shares

As discussed in Note 3, the company received approximately 2.83 million of RBC shares as part of the proceeds of its sale of EPC to RBC. The value of those shares at December 31, 2011 was $144.4 million. One half of the company’s RBC shares were classified as available for sale securities and were recorded at fair value with an unrealized after-tax gain of $1.2 million included in other comprehensive earnings as of December 31, 2011. The company entered into an equity collar contract for the remaining half of its RBC shares which were classified as trading securities. Those shares were also recorded at fair value. See Note 12 for further discussion regarding the equity collar. During the first quarter of 2012, the company sold all of its RBC shares for net proceeds of $187.6 million or an average price of $66.19 per share. A pre-tax gain of $27.2 million was recorded in other income in the condensed consolidated statement of earnings in the first quarter of 2012. The $27.2 million gain was comprised of a $43.2 million gain on the sale of the RBC shares, the recognition of a $1.9 million gain previously recognized in other comprehensive earnings at December 31, 2011 and the write off of $17.9 million, the value of the collar at December 31, 2011. The $187.6 million of net proceeds received in 2012 were used to pay down debt.

15.	Settlement Income

On May 5, 2011, the company entered into an agreement settling a legal action that the company commenced on June 30, 2009, in Tennessee State Court, seeking recovery for costs and damages due to an issue with a component part supplied by a vendor. Under the terms of the settlement agreement, the vendor and the vendor’s supplier made a $35.5 million cash payment to the company. The settlement reimbursed the company for past costs previously incurred and satisfied in full a receivable recorded by the company. The company increased its reserve for future costs associated with the affected components on company products by $7.5 million during the second quarter of 2011 and also recorded a pretax gain of $11.2 million for the reimbursement of related costs incurred in prior years. This activity is included in the company’s North America segment.

Also in the second quarter of 2011, the company recorded an $8.2 million warranty provision to reflect an estimate of expenses that it would likely incur in the future related to a similar component issue in Canada. On June 14, 2011, the company commenced legal action in the United States District Court for the Eastern District of Missouri against certain suppliers seeking recovery of increased costs and damages that the company incurred or will incur due to the issue in Canada. These provisions are also included in the company’s North America segment.

PART I - FINANCIAL INFORMATION

ITEM 2 -        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading manufacturer of water heaters and boilers, serving a diverse mix of residential and commercial end markets principally in North America and China. During the fourth quarter of 2011, we reorganized our management reporting structure to reflect our current business activities and reconsidered our reporting segments. Historical information has been revised to reflect our current structure. Our company is comprised of two reporting segments: North America and Rest of World. Both segments manufacture and market comprehensive lines of residential gas, gas tankless and electric water heaters and commercial water heating equipment. Both segments primarily serve their respective regions of the world. The North America segment also manufactures and markets specialty commercial water heating equipment, condensing and non-condensing boilers and water systems tanks. The Rest of World segment also manufactures and markets water treatment products, primarily for China.

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

On August 26, 2011, we acquired Lochinvar Corporation (Lochinvar) for approximately $421 million plus an earn-out of up to $35 million if certain objectives are achieved by November 30, 2012. Lochinvar’s sales for the twelve months ended November 30, 2011 (Lochinvar’s former fiscal year end) were approximately $200 million and have grown at an eight percent compounded annual growth rate over the last five years. Lochinvar is a leader in the manufacture of high-efficiency, hydronic boilers used in commercial and residential applications.

Sales in our North America segment grew approximately eight percent in the third quarter of 2012. Our Lochinvar acquisition added $60.7 million to third quarter sales compared to $20.8 million for the partial third quarter of 2011 from the date we acquired Lochinvar. Driven by a transition in the boiler industry from non-condensing boilers to condensing boilers, we expect Lochinvar sales growth to be approximately ten percent in 2012. The residential and commercial markets for our water heaters have been impacted for the last several years by the relatively low number of housing starts and lack of commercial construction activity, although we expect a significant portion of our sales will continue to be for replacement. We expect residential and commercial water heater industry unit shipments to be flat to slightly down in 2012 compared to 2011.

Sales in our Rest of World segment grew approximately 21 percent in the third quarter of 2012, primarily as a result of growth in sales of A. O. Smith branded products in China. We expect A. O. Smith branded products sales in China to continue to grow at a rate of approximately two times the growth in China gross domestic product (GDP) as geographic expansion, market share gains and new product introductions contribute to our growth. This segment also includes our operations in Europe, India and the Middle East.

RESULTS OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF 2012 COMPARED TO 2011

Our sales from continuing operations for the third quarter of 2012 were $462.2 million or 12.2 percent higher than sales of $412.0 million in the third quarter of 2011. Sales from continuing operations for the first nine months of 2012 were $1,415.0 million or 14.6 percent higher than sales of $1,234.7 million in the same period of 2011. The sales increases for the third quarter and first nine months of 2012 included incremental sales from our Lochinvar acquisition completed on August 26, 2011 of $42.6 million and $146.7 million over their respective periods in 2011. Sales in the third quarter and first nine months of 2012 also benefitted from higher sales of A. O. Smith branded products in China and higher U.S. commercial volumes which were partially offset by lower sales of tankless product in the U.S. In addition, sales in the third quarter of 2012 were impacted by lower residential volumes.

Our gross profit margin in the third quarter of 2012 increased to 33.9 percent from 28.8 percent in the third quarter of 2011. The gross profit margin for the first nine months of 2012 increased to 33.0 percent from 29.0 percent in the same period of 2011. The higher margins in both the third quarter and first nine months of 2012 were due mostly to the impact of the addition of relatively higher margin sales from our Lochinvar acquisition and increased sales of A. O. Smith branded products in China.

Selling, general and administrative expenses (SG&A) in the third quarter and first nine months of 2012 were higher than the same periods in 2011 by $19.3 million and $59.1 million, respectively. SG&A increased in both the third quarter and first nine months of 2012 due to incremental SG&A associated with our Lochinvar operations, increased selling and advertising costs in China in support of higher volumes and higher pension costs.

Interest expense in the third quarter of 2012 was $1.9 million or $0.6 million lower than the third quarter of 2011. The lower interest expense was due to the application of the proceeds from the first quarter of 2012 sale of RBC shares we received from the sale of EPC to repay debt acquired to purchase Lochinvar in August 2011. Interest expense for the first nine months of 2012 was $7.1 million or $0.7 million higher than the same period in 2011. The increased interest expense for the first nine months of 2012 was due to higher debt levels in the first quarter of 2012 primarily as a result of the Lochinvar acquisition.

We have significant pension benefit costs and credits that are developed from actuarial valuations. The valuations reflect key assumptions, principally discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumptions for the expected rate of return on plan assets is 8.50 percent in 2012 compared to 8.75 percent in 2011. The discount rate used to determine net periodic costs decreased from 5.35 percent in 2011 to 4.90 percent in 2012. Pension expense for continuing operations for the first nine months of 2012 was $10.3 million or $7.9 million higher than the first nine months of 2011. Total pension expense for 2012 is expected to be $13.7 million compared to $3.3 million in 2011. Our pension costs are reflected in cost of products sold and SG&A.

Other income in the third quarter of 2012 was $2.2 million and is comprised mostly of interest income derived from investing the foreign proceeds from the 2011 sale of EPC. Other income in the third quarter of 2011 was $15.8 million due mostly to a $16.4 million net gain associated with the increase in value of an equity collar contract purchased to protect a portion of appreciation on

50 percent of the RBC shares received from the sale of EPC as offset by a decline in the market value of the remaining RBC shares not covered by the collar contract. Other income in the first nine months of 2012 was $32.5 million of which $27.2 million was due to the pretax gain on the sale of RBC shares received from the sale of EPC, with most of the remainder resulting from interest income on investments resulting from the sale of EPC. Other income in the first nine months of 2011 was $18.7 million resulting mostly from the net gain on the aforementioned equity collar contract and RBC share activity.

Our effective tax rates for the third quarter of 2012 and 2011 were 28.8 percent and 32.4 percent, respectively. The lower rate in the third quarter of 2012 was due to larger than anticipated tax deductions resulting from our U.S. domestic manufacturing activity. Our effective tax rate for the first nine months of 2012 was 30.8 percent, slightly higher than the 30.4 percent effective rate in the same period of 2011.

North America

Sales for our North America segment were $335.7 million in the third quarter of 2012 or $25.5 million higher than sales of $310.2 million in the third quarter of 2011. Sales for the first nine months of 2012 increased by $119.4 million to $1,054.9 million from $935.5 million in the same period last year. Included in our third quarter and first nine month of 2012 sales for this segment were incremental sales of $39.9 million and $139.3 million, respectively from Lochinvar. Lochinvar was acquired in August 2011. The segment also benefitted from higher U.S. commercial volume which was more than offset by lower sales of residential water heaters and tankless product.

Third quarter operating earnings for our North America segment were $50.7 million or $19.8 million higher than the third quarter of 2011. Operating earnings for the first nine months of 2012 were $144.1 million or $36.8 million higher than the same period in 2011. Lochinvar operations contributed $11.9 million and $32.1 million of incremental operating earnings to the third quarter and first nine months of 2012, respectively. This segment’s operating earnings also include a $6.4 million favorable pre-tax adjustment to the contingent consideration payable to the former owners of Lochinvar. The acquisition agreement contemplated contingent consideration based on Lochinvar achieving a specified sales amount from December 1, 2011 through November 30, 2012 and the fair value of the contingent payment was estimated to be $16.8 million at the closing of the acquisition based on an projected 16 percent increase in sales. Based on our current estimate of a 12 percent increase in sales, we recorded a $6.4 million pre-tax gain in the third quarter of 2012 resulting from the decrease in the fair value of the contingent payment. This adjustment is reflected as “Contingent consideration adjustment” in the accompanying financial statements. Our North America operating earnings also benefitted from the impact of higher commercial volume and material costs that were lower than their relatively high levels last year which more than offset the earnings impact of the volume decline in residential water heaters. Results from the first nine months of 2011 include an $11.2 million pre-tax gain for recovery of costs and damages due to an issue with a component part supplied by one of our vendors. This gain is reflected in the “Settlement income” line in the accompanying financial statements. The $11.2 million pre-tax gain was partially offset by $8.2 million of product warranty expense associated with a similar component issue in Canada and recorded as cost of products sold in the second quarter of 2011. Both of these issues related to water heaters sold primarily in 2007 through 2009 (See Note 15).

Rest of World

Sales for our Rest of World segment were $133.8 million in the third quarter of 2012 or $23.3 million higher than sales of $110.5 million in the third quarter of 2011. Sales for the first nine months of 2012 were $385.3 million or $59.2 million higher than the same period in 2011. The increases in sales were due to double digit growth in sales of A. O. Smith branded products in China resulting from geographic expansion, market share gains and new product introductions. Sales of A. O. Smith branded products in China increased approximately 22 percent in the third quarter 2012 due to continued distribution expansion into Tier 2 and Tier 3 cities, greater acceptance of gas tankless water heaters and water treatment systems and continued market share gains.

Third quarter operating earnings for our Rest of World segment increased $3.7 million to $12.7 million from $9.0 million in the third quarter of 2011. Operating earnings for the first nine months of 2012 were $39.2 million or $8.4 million higher than the same period in 2011. The improved earnings were due to sales growth in China and lower losses from our China water treatment business. Third quarter operating margin improved to 9.5 percent in 2012 from 8.1 percent in the third quarter of 2011.

Outlook

We continue to pursue our strategy to become a global water technology company. The integration of the Lochinvar acquisition is essentially complete and our pipeline of possible acquisition candidates remains active. We continue to pursue water heater and water treatment investments all over the world and we are committed to investments that increase shareholder value. With more than $400 million in cash and with additional borrowing capacity, we believe we have sufficient resources to take advantage of the right opportunities when they come along.

Our businesses continue to perform well in a challenging global economy. Our focus on customers, combined with disciplined cost management, is paying off throughout the organization. We expect this strong performance to carry through to the end of the year. Consequently, we are raising our earnings guidance for the full year to between $2.85 and $2.95 per share. This does not include the potential impact from any future acquisitions, the first quarter gain from the sale of our RBC shares, or adjustments to the estimate of the fair value of the Lochinvar contingent consideration.

Liquidity & Capital Resources

Our working capital for continuing operations of $629.9 million at September 30, 2012 was $98 million lower than at December 31, 2011, primarily due to the sale of our RBC shares which were received as a result of our divestiture of EPC. The proceeds from the share sale were used to repay debt. The sale of the shares more than offsets the $9.8 million increase in inventories primarily related to higher seasonal sales at Lochinvar and the $13.1 million decline in accounts payable balances, primarily related to timing of certain payments.

Cash provided by continuing operating activities through the third quarter of 2012 was $100.7 million compared with $67.9 million used during the same period last year. The improvement in cash flow is primarily related to higher earnings in 2012 and the impact through nine months of 2011 of pension contributions of approximately $140 million. For the total year 2012, we expect our total cash provided by continuing operations operating activities to be approximately $155 to $165 million. Cash used by discontinued operations through the third quarter of 2012 included $34.4 million of income tax and other payments partially offset by a $7.4 million final working capital adjustment we received from RBC.

Our capital expenditures totaled $44.5 million through the first nine months of 2012, compared with $36.7 million spent one year ago. We project 2012 capital expenditures to be between $65 and $75 million, including approximately $35 million for the construction of a second water heater manufacturing plant in Nanjing, China and expansion of our manufacturing plant in India to meet local demand. The new plant in China which is expected to be completed in mid 2013 is expected to eventually add 50 percent more capacity to our China water heater operations. The India manufacturing plant expansion which we expect to complete in 2013 will allow us to accommodate more water heater models, in-source some component manufacturing and meet local demand. Full year depreciation and amortization is expected to be approximately $55 million.

During the first quarter of 2012, we sold all of our shares of RBC for $187.6 million or an average of $66.19 per share. The proceeds from the sale were used to pay down borrowings under our revolving credit facility.

During the first nine months of 2012, we invested $202.6 million of our cash located in China into bank certificates of deposits with maturities ranging from 180 days to 360 days, which resulted in a reclassification from cash to marketable securities.

In November 2010, we completed a $425 million multi-currency credit facility with eight banks which expires in November 2013. The facility has an accordion provision which allows it to be increased up to $525 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of September 30, 2012.

The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility are classified as long-term debt. At September 30, 2012, we had available borrowing capacity of $226.6 million under this facility. We believe the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt decreased $182.0 million from $461.6 million at December 31, 2011 to $279.6 million at September 30, 2012, primarily related to the application of proceeds from the sale of our RBC shares. Our leverage, as measured by the ratio of total debt to total capitalization, was 19.0 percent at the end of the quarter, compared with 29.8 percent at the end of last year.

Our pension plan continues to meet all funding requirements under ERISA regulations. We do not expect to make contributions to the plan in 2012. We contributed $175 million to the plan in 2011.

In December 2010, our board of directors ratified its authorization of a stock repurchase program in the amount of 1,500,000 shares of our common stock. During the first half of 2012, we repurchased 218,389 shares, at $44.51 per share for a total of $9.7 million. We did not repurchase any shares in the third quarter 2012 or 2011. A total of approximately 670,000 shares remain in the existing repurchase authority.

On October 8, 2012, our board of directors declared our regular cash dividend of $.20 per share on our common stock and Class A common stock. The dividend is payable on November 15, 2012 to shareholders of record on October 31, 2012.

Critical Accounting Policies

The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2011. We believe that at September 30, 2012 there has been no material change to this information.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, “Testing of Goodwill for Impairment (Topic 350)”. ASU No. 2011-08 allows companies to assess qualitative factors to determine whether the two-step quantitative goodwill impairment test needs to be performed. Under the option, an entity no longer would be required to calculate the fair value of a reporting unit unless it determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU may change how a company tests goodwill for impairment but should not change the timing or measurement of goodwill impairments. ASU 2011-08 will be effective for the year ending December 31, 2012. Adoption of this ASU will not have an impact on our consolidated financial condition, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 allows an entity to first assess qualitative factors in determining whether events and circumstances indicate that it is more-likely-than not that an indefinite-lived intangible asset is impaired. If an entity determines that it is not more-likely-than not that the indefinite-lived intangible asset is impaired, then the entity is not required to perform a quantitative impairment test. ASU 2012-02 will be effective for the year ending December 31, 2013. Adoption of this ASU will not have an impact on our consolidated financial condition, results of operations or cash flows.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: difficulties in achieving the disclosed global expansion opportunities related to the Lochinvar acquisition; weakening in the high efficiency boiler segment in the United States; the ability to execute our acquisition strategy; significant volatility in raw material prices and our inability to implement related pricing actions; competitive pressures on the company’s businesses; instability in the company’s replacement markets; further weakening in U. S. residential or commercial construction; timing of any recoveries in U. S. residential or commercial construction; a further slowdown in the Chinese economy; foreign currency fluctuations; and adverse general economic conditions and capital market deterioration. Forward-looking statements included in this filing are made only as of the date of this filing, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 14, 2007, our board of directors approved a new stock repurchase program authorizing the purchase of up to 1,500,000 shares of our common stock, and in December 2010, our board of directors ratified that authorization. This stock repurchase authorization remains effective until terminated by our board of directors. The following table sets forth the number of shares of common stock we repurchased during the third quarter of 2012.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 1 – July 31, 2012	-	-	-	670,022
August 1 – August 31, 2012	-	-	-	670,022
September 1 – September 30, 2012	-	-	-	670,022

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Refer to the Exhibit Index on page 30 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

November 6, 2012	/s/Daniel L. Kempken
Daniel L. Kempken
Vice President and Controller

November 6, 2012	/s/John J. Kita
John J. Kita
Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the three months ended September 30, 2012 are furnished herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2012 and 2011, (ii) the Condensed Consolidated Statements of Comprehensive Earnings for the three and nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2012, and December 31, 2011, (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011 (v) the Notes to Condensed Consolidated Financial Statements