Form 10-K
period 2012-12-31
SMITH A O CORP
filed 2013-02-27
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-475

A. O. Smith Corporation

(Exact name of registrant as specified in its charter)

Delaware	39-0619790
(State of Incorporation)	(I.R.S. Employer Identification No.)

11270 West Park Place, Milwaukee, Wisconsin	53224-9508
(Address of Principal Executive Office)	(Zip Code)

(414) 359-4000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Shares of Stock Outstanding January 31, 2013	Name of Each Exchange on Which Registered
Class A Common Stock (par value $5.00 per share)	6,621,893	Not listed
Common Stock (par value $1.00 per share)	39,599,251	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☑  No

The aggregate market value of voting stock held by non-affiliates of the registrant was $16,833,414 for Class A Common Stock and $1,877,721,408 for Common Stock as of June 30, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the company’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference in Part III).

Table of Contents

A. O. Smith Corporation

Index to Form 10-K

Year Ended December 31, 2012

PART 1

ITEM 1 – BUSINESS

We are a leading manufacturer of water heaters and boilers, serving a diverse mix of residential and commercial end markets principally in the United States (U.S.) with a strong and growing international presence. During the fourth quarter of 2011 we reorganized our management reporting structure to reflect our current business activities and reconsidered our reporting segments. Historical information has been revised to reflect our new structure. Our company is comprised of two reporting segments: North America and Rest of World. Our Rest of World segment is primarily comprised of China, India and Europe. Both segments manufacture and market comprehensive lines of residential gas, gas tankless and electric water heaters and commercial water heating equipment. Both segments primarily serve their respective regions of the world. The North America segment also manufactures and markets specialty commercial water heating equipment, condensing and non-condensing boilers and water systems tanks. The Rest of World segment also manufactures and markets water treatment products, primarily for Asia.

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

	Years Ended December 31 (dollars in millions)
	2012	2011	2010	2009	2008
North America	$1,430.8	$1,289.5	$1,155.4	$1,135.9	$1,245.1
Rest of World	542.5	455.6	368.9	256.5	223.0
Inter-segment	(34.0)	(34.6)	(35.0)	(17.4)	(16.8)

Total Sales	$1,939.3	$1,710.5	$1,489.3	$1,375.0	$1,451.3

NORTH AMERICA

In our North America segment, sales increased 11.0 percent or $141.3 million in 2012 compared with the prior year. Our Lochinvar brand which we acquired in August 2011, incrementally added $142.9 million to sales. The impact of the Lochinvar acquisition and higher volumes of U.S. residential and commercial water heaters, which were partially offset by lower volumes of gas tankless and Canadian water heaters, are the primary reasons for an increase in sales compared with the prior year.

We serve residential and commercial end markets in North America with a broad range of products including:

Gas, gas tankless, and electric water heaters. Our residential and commercial water heaters come in sizes ranging from 2.5 gallon (point-of-use) models to 12,500 gallon appliances with varying efficiency ranges. We offer electric, natural gas and liquid propane models as well as solar tanks and gas tankless units for today’s energy efficient homes. Our North American residential water heater sales in 2012 were approximately $900 million or 63 percent of North America revenues. Typical applications for our water heaters include residences, restaurants, hotels and motels, laundries, car washes and small businesses.

Boilers. Our residential and commercial boilers range in size from 40,000 British Thermal Units (BTUs) to 5.0 million BTUs. Our commercial boilers are used primarily in space heating applications including hospitals, schools, hotels and other large commercial buildings.

Other. Our North America segment also manufactures copper-tube boilers and expansion tanks, commercial solar systems, swimming pool and spa heaters, and related products and parts.

A significant portion of the segment’s business is derived from the replacement of existing products, and we believe that since 2008 the sale of products to the North America residential new housing construction market has represented less than ten percent of the segment’s total residential water heater sales.

We are the largest manufacturer and marketer of water heaters in North America, and we have a leading share in both the residential and commercial markets. As the leader in the residential water heating market, we offer an extensive line of high-efficiency gas and electric water heaters as well as boilers. In the commercial market, we believe our comprehensive product line including boilers and our high-efficiency products give us a competitive advantage in this portion of the water heating industry. Our wholesale distribution channel includes more than 1,200 independent wholesale plumbing distributors with more than 4,400 selling locations serving residential and commercial end markets. We also sell our residential water heaters through the retail channel. In this channel, our customers include five of the seven largest national hardware and home center chains, including long-standing exclusive branding relationships with both Lowe’s Companies, Inc. and Sears, Roebuck and Co. Our boiler distribution channel is primarily comprised of manufacturer representative firms.

We acquired Lochinvar for approximately $435 million which included an earn-out provision that resulted in a payment of $13.5 million in December 2012. Our Lochinvar brand is one of the leading brands of residential and commercial boilers in the U.S. Our Lochinvar branded sales for the 12 months ended December 31, 2012 were approximately $226 million. Sales of Lochinvar branded products have grown at a nine percent compound annual growth rate over the last five years.

In 2010, we acquired the rights from Takagi Industrial Co., Ltd. of Fuji-City, Shizuoka, Japan (Takagi), to market gas tankless water heaters in North America and entered into a long-term agreement with Takagi to supply gas tankless water heaters. As part of the venture, we took over the management of Takagi’s North American sales and distribution organization. Through this venture, we offer a full line of gas tankless water heaters under our own brands in association with the Takagi brand.

Our energy efficient product offerings continue to be a sales driver of our business. Our Cyclone product family continues to be an option for commercial customers looking for high efficiency water heating with a short payback period through energy savings. We offer the iCOMM remote monitoring service that allows customers to view their Cyclone water heaters’ operation via the internet allowing them to track the energy usage and savings. In 2010, we introduced residential solar and heat pump water heaters in the U.S. as well as other higher efficiency water heating solutions to round out our energy efficient product offerings.

We sell our water heating products in highly competitive markets. We compete in each of our targeted market segments based on product design, quality of products and services, performance and price. Our principal water heating and boiler competitors in the U.S. include Rheem, Bradford White, Aerco, Weil-McLain, and HTP and numerous other boiler manufacturing companies.

REST OF WORLD

Sales in our Rest of World segment increased 19.1 percent, or $86.9 million, in 2012 compared with the prior year. A 20.5 percent increase in sales of A. O. Smith branded products in China to $448.3 million was the primary source of the increase in sales.

We entered the Chinese water heater market through a joint venture in 1995, buying out our partner three years later. Since that time, we have been aggressively expanding our presence while building A. O. Smith brand recognition in the Chinese residential and commercial markets. We believe we are one of the leading suppliers of water heaters to the residential market in China, with a broad product offering including electric, gas, gas tankless, heat pump and solar units.

In 2008, we established a sales office in India and began importing products specifically designed for India from our Nanjing, China facility. We began manufacturing water heaters in India in the second quarter of 2010. Our sales in India increased 10.5 percent to $20.0 million in 2012.

In 2009, we purchased 80 percent of the water treatment business of Tianlong Holding Co., Ltd. of Hong Kong, (Tianlong) and we are operating the business as A. O. Smith (Shanghai) Water Treatment Products Co. Ltd. (SWT). We manufacture, and through our current water heater distribution channels, supply water treatment products such as reverse osmosis units to the China residential and commercial markets, as well as export markets throughout the world. In 2010, we purchased the remaining 20 percent interest in Tianlong.

Our primary competitor in China is Haier Appliances, a Chinese company, but we also compete with Ariston, Siemens and Midea in the electric water heater market and Rinnai and Noritz in the gas tankless water heater market. Additionally, we compete with numerous other Chinese private and state-owned water heater and water treatment companies in China. In India, we compete with Bajaj, MTS-Racold and Venus and numerous other companies.

In addition, we sell water heaters to the European and Middle Eastern markets which comprise less than three percent of total company sales.

RAW MATERIAL

Raw materials for our manufacturing operations, primarily consisting of steel, are generally available from several sources in adequate quantities. A portion of our customers are contractually obligated to accept price changes based on fluctuations in steel prices. There has been significant volatility in steel costs over the last several years.

RESEARCH AND DEVELOPMENT

To improve competitiveness by generating new products and processes, we conduct research and development at our Corporate Technology Center in Milwaukee, Wisconsin, our Global Engineering Center in Nanjing, China, and at our operating locations. Total expenditures for research and development in 2012, 2011 and 2010 were $51.7 million, $42.7 million and $37.1 million, respectively.

PATENTS AND TRADEMARKS

We own and use in our businesses various trademarks, trade names, patents, trade secrets and licenses. We do not believe that our business as a whole is materially dependent upon any such trademark, trade name, patent, trade secret or license. However, our trade name is important with respect to our products, particularly in China, India and the U.S.

EMPLOYEES

Our operations employed approximately 10,900 employees as of December 31, 2012, primarily non-union.

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

AVAILABLE INFORMATION

We maintain a website with the address www.aosmith.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practical after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission (SEC).

The company is committed to sound corporate governance and has documented its corporate governance practices by adopting the A. O. Smith Corporate Governance Guidelines. The Corporate Governance Guidelines, Criteria for Selection of Directors, Financial Code of Ethics, the A. O. Smith Guiding Principles, as well as the charters for the Audit, Personnel and Compensation, Nominating and Governance and the Investment Policy Committees and other corporate governance materials, may be viewed on the company’s website. Any waiver of or amendments to the Financial Code of Conduct or the A. O. Smith Guiding Principles also would be posted on this website; to date there have been none. Copies of these documents will be sent to stockholders free of charge upon written request of the corporate secretary at the address shown on the cover page of this Annual Report on Form 10-K.

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

The global economy is still showing signs of stress, and could stall or reverse the course of any recovery. If this were to occur it could adversely affect consumer confidence and spending patterns which could result in decreased demand for the products we sell, a delay in purchases, increased price competition, or slower adoption of energy efficient water heaters or boilers which could negatively impact our profitability and/or cash flow. In addition, a deterioration in current economic conditions, including credit market conditions, could negatively impact our vendors and customers, which could result in an increase in bad debt expense, customer and vendor bankruptcies, interruption or delay in supply of materials, or increased material prices, which could negatively impact our ability to distribute, market and sell our products and our financial condition, results of operations and cash flows.

•	A portion of our business could be affected by a slowing Chinese economy

Our sales growth of A. O. Smith branded products in China has averaged approximately 25 percent per year over the past five years and we anticipate growth of approximately 15 percent in 2013. In 2013 we will complete construction on a facility which will expand our manufacturing capacity by 50 percent. If the Chinese economy were to experience a significant slowdown or urbanization was to stall, it could adversely affect our financial condition, results of operations and cash flows.

•	Failure to achieve one or more of our 2015 aspirations could negatively impact investors’ interest in our common stock

We introduced our 2015 financial aspirations in late 2012. We identified specific growth expectations for our A. O. Smith branded products in China, our U.S. residential and commercial water heaters, our Lochinvar branded products, our water treatment products and our products sold in India. We identified earnings before interest and taxes (EBIT) margin aspirations for our North America and Rest of World segments. We included assumptions for growth in revenues and earnings from acquisitions in our 2015 aspirations. Failure to profitably grow as expected or identify acquisition targets that meet our disciplined investment criteria could negatively impact our ability to achieve these aspirations. Failure to achieve one or more of these aforementioned growth factors could adversely affect the trading price of our common stock.

•	A portion of our business could be adversely affected by a decline in new commercial construction

The recovery in commercial construction activity in North America is fragile and commercial construction could decline again after showing small improvements in 2012. Though we believe that the majority of the commercial business we serve is for replacement of existing products, changes in the commercial construction market could affect us.

•	A material loss, cancellation, reduction, or delay in purchases by one or more of our largest customers could harm our business

Net sales to our five largest customers represented approximately 36 percent of our 2012 net sales. We expect that customer concentration will continue for the foreseeable future. Our dependence on sales from a relatively small number of customers makes our relationship with each of these customers important to our business. We cannot assure that we will be able to retain our largest customers. Some of our customers may in the future shift their purchases of products to our competitors. The loss of one or more of our largest customers, any material reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or our inability to execute on pricing actions could have a material adverse effect on our financial position, results of operations and cash flows.

•	Our Lochinvar branded sales’ growth could stall resulting in lower than expected sales and earnings from the acquisition

The compound annual growth rate of Lochinvar’s revenues has been nine percent over the past five years, largely due to the transition in the boiler industry from lower efficiency, non-condensing boilers to higher efficiency, condensing boilers and Lochinvar is a brand leader in residential and commercial condensing boilers. In 2003, approximately five percent of the boilers sold in the U.S. were condensing boilers and by 2011, the percentage had grown to approximately 30 percent. We expect the transition to continue, which would result in approximately ten percent growth in Lochinvar branded sales in 2013 and for the foreseeable future after 2013. If the transition to higher efficiency, condensing boilers stalls as a result of lower energy costs, another recession occurs or our competitors’ technologies surpass our technology, our growth rate could be lower than expected.

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

•	A substantial contribution to our financial results has come through acquisitions and we may not be able to identify or complete future acquisitions, which could adversely affect our future growth

Acquisitions we have made have had a significant impact on our results of operations. While we will continue to evaluate potential acquisitions and we intend to use a significant portion of our cash and marketable securities for future acquisitions, we may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, utilize cash flows from operations, obtain regulatory approval for certain acquisitions, or otherwise complete acquisitions in the future. If we complete any future acquisitions, then we may not be able to successfully integrate the acquired businesses or operate them profitably or accomplish our strategic objectives for those acquisitions. If we complete any future acquisitions in new geographies, our unfamiliarity with local regulations and market customs may impact our ability to operate them profitably or achieve our strategic objectives for those acquisitions. Our level of indebtedness may increase in the future if we finance acquisitions with debt, which would cause us to incur additional interest expense and could increase our vulnerability to general adverse economic and industry conditions and limit our ability to service our debt or obtain additional financing. We cannot assure you that future acquisitions will not have a material adverse effect on our financial condition, results of operations and cash flows.

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

•	Our success is dependent on our ability to develop and successfully introduce new products and to acquire and retain intellectual property rights.

Our ability to develop and successfully market new products and to develop, acquire, and retain necessary intellectual property rights is essential to our continued success, but cannot reasonably be assured.

•	A failure in our information technology infrastructure or applications could negatively affect our business.

We depend on information technology to record and process customers’ orders, manufacture and ship products in a timely manner, and maintain the financial accuracy of our business records. We are in the process of implementing a global Enterprise Resource Planning (ERP) system that will redesign and deploy new processes and a common information system across our plants over a period of several years. There can be no certainty that this system will deliver the expected benefits. The failure to achieve our goals may impact our ability to (1) process transactions accurately and efficiently and (2) remain in step with the changing needs of the trade, which could result in the loss of customers. In addition, the failure to either deliver the application on time, or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers and revenue. Our information systems could also be penetrated by outside parties intent on extracting information, corrupting information, or disrupting business processes. Such unauthorized access could disrupt our business and could result in the loss of assets.

•	Retention of key personnel is important to our business

Attracting and retaining talented employees is important to the continued success of our business. Failure to retain key personnel, particularly on the leadership team, would have a material effect on our business and our ability to execute our business strategies in a timely and effective manner.

•	We increasingly manufacture and sell our products outside the U.S., which may present additional risks to our business

Approximately 35 percent of our 2012 net sales were attributable to products manufactured and sold outside of the U.S., primarily in China and Canada and to a lesser extent in India. Approximately 6,000 of our 10,900 total employees as of December 31, 2012 were located in China. At December 31, 2012, nearly $300 million of our cash and marketable securities balances were located in China. In 2010, we opened a manufacturing plant in India. International operations generally are subject to various risks, including political, religious, and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, the impact of foreign government regulations, the effects of income and withholding taxes, governmental expropriation, imposition or increase in withholding and other taxes on remittances and other payments by foreign subsidiaries, labor relations problems, the imposition of environmental or employment laws, or other restrictions by foreign governments and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory, and business climate could have a material adverse effect on our financial condition, results of operations and cash flows or our ability to repatriate funds to the U.S.

•	Our international operations are subject to risks related to foreign currencies

We have significant operations outside of the U.S., primarily in China and Canada and to a lesser extent India, and therefore, hold assets, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. The financial statements of our foreign subsidiaries are translated into U.S. dollars. As a result, we are subject to risks associated with operating in foreign countries, including fluctuations in currency exchange rates and interest rates, or hyperinflation in some foreign countries. Furthermore, we typically price our products in our foreign operations in local currencies. As a result, an increase in the value of the U.S. dollar relative to the local currencies of our profitable foreign subsidiaries could have a negative effect on our profitability. In addition to currency translation risks, we incur a currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or sale transaction using a currency different from the operating subsidiaries’ functional currency. These risks in North America and Asia may hurt our ability to generate revenue and profits in those regions in the future or negatively impact revenues and earnings translated from foreign currencies into U.S. dollars.

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

The market prices for certain raw materials we purchase, primarily steel, have been very volatile in the recent past. Significant increases in the cost of any of the key materials we purchase could increase our cost of doing business and ultimately could lead to lower operating earnings if we are not able to recover these cost increases through price increases to our customers. Historically, there has been a lag in our ability to recover increased material costs from customers, and that lag could negatively impact our profitability. In addition, in some cases we are dependent on a limited number of suppliers for some of the raw materials and components we require in the manufacture of our products. A significant disruption or termination of the supply from one of these suppliers could delay sales or increase costs which could result in a material adverse effect on our financial condition, results of operations and cash flows.

•	Our underfunded pension plans require future pension contributions which could limit our flexibility in managing our company

Due to the significant negative investment returns in 2008 and falling interest rates in recent years, the projected benefit obligations of our defined benefit pension plans exceeded the fair value of the plan assets by approximately $187 million at December 31, 2012. Employees hired after January 1, 2010 have not participated in our defined benefit plan and benefit accruals for the majority of current salaried and non-union hourly employees will stop at the end of 2014. Beginning in 2008, our minimum required pension contributions equal our target normal cost plus a seven year amortization of any funding shortfall, offset by any Employee Retirement Income Security Act of 1974 (ERISA) credit balance. We are forecasting that there will be no required contributions to the plan in 2013, and we do not plan to make any voluntary contributions. However, we cannot provide any assurance that contributions will not be required in the future. Among the key assumptions inherent in our actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If interest rates and actual rates of return on invested plan assets were to decrease significantly, our pension plan obligations could increase materially. The size of future required pension contributions could result in us dedicating a substantial portion of our cash flows from operations to making the contributions which could negatively impact our flexibility in managing the company.

•	We have significant goodwill and indefinite-lived intangible assets and an impairment of our goodwill could cause a decline in our net worth

Our total assets include significant goodwill and indefinite-lived intangible assets. Our goodwill results from our acquisitions, representing the excess of the purchase prices we paid over the fair value of the net tangible and intangible assets we acquired. We assess whether there has been impairment in the value of our goodwill or indefinite-lived intangible assets during the fourth quarter of each calendar year or sooner if triggering events warrant. If future operating performance at our businesses do not meet expectations, we may be required to reflect a non-cash charge to operating results for goodwill or indefinite-lived intangible asset impairment. The recognition of an impairment of a significant portion of goodwill or indefinite-lived intangible assets would negatively affect our results of operations and total capitalization, the effect of which could be material. A significant reduction in our stockholders’ equity due to an impairment of goodwill or indefinite-lived intangible assets may affect our ability to maintain the debt-to-capital ratio required under our existing debt arrangements. We have identified the valuation of goodwill and indefinite-lived intangible assets as a critical accounting policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies—Goodwill and Indefinite-lived Intangible Assets” included in Item 7 of this Annual Report on Form 10-K.

•	Our results of operations may be negatively impacted by product liability lawsuits and claims

Our water heating, boiler and water treatment products expose us to potential product liability risks that are inherent in the design, manufacture, sale and use of our products. While we currently maintain what we believe to be suitable product liability insurance, we cannot assure you that we will be able to maintain this insurance on acceptable terms, that this insurance will provide adequate protection against potential liabilities or that our insurance providers will be able to ultimately pay all insured losses. In addition, we self-insure a portion of product liability claims. A series of successful claims against us could materially and adversely affect our reputation and our financial condition, results of operations and cash flows.

•	Changes in regulations or standards could adversely affect our business

Our products are subject to a wide variety of statutory, regulatory and industry standards and requirements. These include energy efficiency, environmental emissions, labeling and safety-related requirements. While we believe our products are currently efficient, safe and environment-friendly, a significant change to these regulatory requirements, whether federal, foreign, state or local, or otherwise to industry standards could substantially increase manufacturing costs, impact the size and timing of demand for our products, or put us at a competitive disadvantage, any of which could harm our business and have a material adverse effect on our financial condition, results of operations and cash flow.

•	New regulations related to conflict minerals could adversely impact our business

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements will require due diligence efforts in 2013, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

•	Certain members of the founding family of our company and trusts for their benefit have the ability to influence all matters requiring stockholder approval

We have two classes of common equity: our Common Stock and our Class A Common Stock. The holders of Common Stock currently are entitled, as a class, to elect only one-third of our board of directors. The holders of Class A Common Stock are entitled, as a class, to elect the remaining directors. Certain members of the founding family of our company and trusts for their benefit (Smith Family) have entered into a voting trust agreement with respect to shares of our Class A Common Stock and shares of our Common Stock they own. As of December 31, 2012 these members of the Smith Family own approximately 60.0 percent of the total voting power of our outstanding shares of Class A Common Stock and Common Stock, taken together as a single class, and approximately 94.9 percent of the voting power of the outstanding shares of our Class A Common Stock, as a separate class. Due to the differences in the voting rights between shares of our Common Stock and shares of our Class A Common Stock, the Smith Family is in a position to control to a large extent the outcome of matters requiring a stockholder vote, including the adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. This ownership position may increase if other members of the Smith Family enter into the voting trust agreement, and the voting power relating to this ownership position may increase if shares of our Class A Common Stock held by stockholders who are not parties to the voting trust agreement are converted into shares of our Common Stock. The voting trust agreement provides that in the event one of the parties to the voting trust agreement wants to withdraw from the trust or transfer any of its shares of our Class A Common Stock, such shares of our Class A Common Stock are automatically exchanged for shares of our Common Stock held by the trust to the extent available in the trust. In addition, the trust will have the right to purchase the shares of our Class A Common Stock and our Common Stock proposed to be withdrawn or transferred from the trust. As a result, the Smith Family members that are parties to the voting trust agreement have the ability to maintain their collective voting rights in our company even if certain members of the Smith Family decide to transfer their shares.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Properties utilized by us at December 31, 2012 were as follows:

North America

This segment has 13 manufacturing plants located in five states and two non-U.S. countries, of which 11 are owned directly by us or our subsidiaries and two are leased from outside parties. Lease terms generally provide for minimum terms of one to 20 years and have one or more renewal options. The terms of leases in effect at December 31, 2012 expire in 2014 and 2027.

Rest of World

This segment has six manufacturing plants located in three non-U.S. countries, of which three are owned directly by us or our subsidiaries and three are leased from outside parties. Lease terms generally provide for minimum terms of one to 20 years and have one or more renewal options. The terms of leases in effect at December 31, 2012 expire between 2013 and 2027.

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

ITEM 3 – LEGAL PROCEEDINGS

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction of G(3) of Form 10-K, the following is a list of the executive officers which is included as an unnumbered Item in Part I of this report in lieu of being included in our Proxy Statement for our 2013 Annual Meeting of Stockholders.

Name (Age)	Positions Held	Period Position Was Held
Stephen S. Anderson (64)	Senior Vice President – Manufacturing and Supply Chain	2011 to Present

	Senior Vice President – Manufacturing and Supply Chain – A. O. Smith Water Products Company	2004 to 2011

Randall S. Bednar (60)	Senior Vice President – Chief Information Officer	2007 to Present

	Senior Vice President – Information Technology	2006

	Vice President – Information Technology	2001 to 2006

	Vice President and Chief Information Officer – Gates Corporation	1996 to 2000

Wilfridus M. Brouwer (54)	Senior Vice President	2013 to Present

	President – A. O. Smith (China) Investment Co., Ltd.	2013 to Present

	Senior Vice President – Asia	2009 to 2012

	President and General Manager – A. O. Smith (China) Investment Co., Ltd.	2009 to 2012

	Executive Project Leader – Akzo Nobel	2007 to 2008

	Vice President Decorative Coatings; President Asia Operations – Akzo Nobel	2005 to 2007

	Global Sub Business Unit Manager – Akzo Nobel	2004 to 2005

Wei Ding (50)	Senior Vice President	2013 to Present

	President and General Manager – A. O. Smith (China) Water Heater Co., Ltd.	2013 to Present

	Senior Vice President – A. O. Smith Water Products Company	2011 to 2012

	Vice President – China – A. O. Smith Water Products Company	2006 to 2011

	General Manager – A. O. Smith (China) Water Heater Co., Ltd.	1999 to 2012

Robert J. Heideman (46)	Senior Vice President – Chief Technology Officer	2013 to Present

	Senior Vice President – Engineering & Technology	2011 to 2012

	Senior Vice President – Corporate Technology	2010 to 2011

	Vice President – Corporate Technology	2007 to 2010

	Director – Materials	2005 to 2007

	Section Manager	2002 to 2005

	Engineering Supervisor – Kohler Company	2001

Name (Age)	Positions Held	Period Position Was Held
Paul W. Jones (64)	Executive Chairman of the Board	2013 to Present

	Chairman and Chief Executive Officer	2011 to 2012

	Chairman, President and Chief Executive Officer	2006 to 2011

	President and Chief Operating Officer	2004 to 2005

	Chairman and Chief Executive Officer – U.S. Can Company	1998 to 2002

John J. Kita (57)	Executive Vice President and Chief Financial Officer	2011 to Present

	Senior Vice President, Corporate Finance and Controller	2006 to 2011

	Vice President, Treasurer and Controller	1996 to 2006

	Treasurer and Controller	1995 to 1996

	Assistant Treasurer	1988 to 1994

Charles T. Lauber (50)	Senior Vice President, Strategy and Planning	2013 to Present

	Senior Vice President – Group Chief Financial Officer – A. O. Smith Water Products Company	2011 to 2012

	Senior Vice President – Chief Financial Officer – A. O. Smith Water Products Company	2006 to 2011

	Vice President – Global Finance – A. O. Smith Electrical Products Company	2004 to 2006

	Vice President and Controller – A. O. Smith Electrical Products Company	2001 to 2004

	Director of Audit and Tax	1999 to 2001

Mark A. Petrarca (49)	Senior Vice President – Human Resources and Public Affairs	2006 to Present

	Vice President – Human Resources and Public Affairs	2005 to 2006

	Vice President – Human Resources – A. O. Smith Water Products Company	1999 to 2004

Ajita G. Rajendra (61)	President and Chief Executive Officer	2013 to Present

	President and Chief Operating Officer	2011 to 2012

	Executive Vice President	2006 to 2011

	President – A. O. Smith Water Products Company	2005 to 2011

	Senior Vice President	2005 to 2006

	Senior Vice President – Industrial Products Group, Kennametal Inc.	1998 to 2004

Steve W. Rettler (58)	Senior Vice President – Corporate Development	2006 to Present

	Vice President – Business Development	1998 to 2006

James F. Stern (50)	Executive Vice President, General Counsel and Secretary	2007 to Present

	Partner – Foley & Lardner LLP	1997 to 2006

Name (Age)	Positions Held	Period Position Was Held
William L. Vallett Jr. (53)	Senior Vice President	2013 to Present

	Chief Executive Officer – Lochinvar, LLC	2012 to Present

	Chief Executive Officer – Lochinvar Corporation	1992 to 2012

	Vice President Operations – Lochinvar Corporation	1987 to 1992

Kevin J. Wheeler (53)	Senior Vice President	2013 to Present

	President and General Manager – North America, India and Europe Water Heating	2013 to Present

	Senior Vice President and General Manager – North America, India and Europe – A. O. Smith Water Products Company	2011 to 2012

	Senior Vice President and General Manager – U.S. Retail – A. O. Smith Water Products Company	2007 to 2011

	Vice President – International – A. O. Smith Water Products Company	2004 to 2007

	Managing Director – A. O. Smith Water Products Company B.V.	1999 to 2004

PART II

ITEM 5 —MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On October 11, 2010, our board of directors declared a three-for-two stock split of our Class A Common Stock and Common Stock in the form of a 50 percent stock dividend to stockholders of record on October 29, 2010 and payable on November 15, 2010. All references in this Item 5 to number of A. O. Smith shares or price per share have been adjusted to reflect the split.

(a)	Market Information. Our Common Stock is listed on the New York Stock Exchange under the symbol AOS. Our Class A Common Stock is not listed. Wells Fargo Shareowner Services, N.A., P.O. Box 64854, St. Paul, Minnesota, 55164-0854 serves as the registrar, stock transfer agent and the dividend reinvestment agent for our Common Stock and Class A Common Stock.

Quarterly Common Stock Price Range

2012	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$47.08	$49.27	$58.91	$63.96
Low	40.44	42.06	46.98	55.45

2011	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$44.66	$44.82	$44.74	$41.04
Low	37.58	38.75	31.94	29.81

(b)	Holders. As of January 31, 2013, the approximate number of shareholders of record of Common Stock and Class A Common Stock were 760 and 175, respectively.

(c)	Dividends. Dividends declared on the common stock are shown in Note 18 of Notes to Consolidated Financial Statements appearing elsewhere herein.

(d)	Stock Repurchases. On December 14, 2007 and further ratified on December 14, 2010, our board of directors approved a stock repurchase program authorizing the purchase of up to 1.5 million shares of our common stock. This stock repurchase authorization remains effective until terminated by our board of directors. In 2012, we repurchased 426,490 shares at an average price of $51.60 per share at a total cost of $22.0 million, and at December 31, 2012, 461,921 shares remained on the existing repurchase authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 1 – October 31, 2012	60,000	59.19	60,000	610,022
November 1 – November 30, 2012	148,101	58.98	148,101	461,921
December 1 – December 31, 2012	—	—	—	461,921

(e)	Performance Graph. The following information in this Item 5 of this Annual Report on form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The graph below shows a five-year comparison of the cumulative shareholder return on our Common Stock with the cumulative total return of the S&P Small Cap 600 Index and the Russell 1000 Index, both of which are published indices.

Comparison of Five-Year Cumulative Total Return

From December 31, 2007 to December 31, 2012

Assumes $100 Invested with Reinvestment of Dividends

	Base Period	INDEXED RETURNS
Company/Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
A. O. SMITH CORP	100.0	86.0	129.4	173.2	185.3	295.5
S&P SMALL CAP 600 INDEX	100.0	68.0	85.4	107.9	108.9	126.7
RUSSELL 1000 INDEX	100.0	62.4	80.1	93.0	108.0	125.8

ITEM 6 – SELECTED FINANCIAL DATA

The data presented below includes the impact of our merger transaction with Smith Investment Company (SICO) which closed on April 22, 2009 and was accounted for as a reverse acquisition as required by generally accepted accounting principles (GAAP). The primary accounting impact is in the calculation of our earnings per share because the accounting rules required the use of SICO adjusted average shares outstanding prior to closing. Although 2012, 2011 and 2010 are not impacted, 2009 and previously reported years were impacted.

(dollars in millions, except per share amounts)
	Years ended December 31
	2012	2011(1),(2)	2010(3)	2009(4)	2008
Net sales – continuing operations	$1,939.3	$1,710.5	$1,489.3	$1,375.0	$1,451.3

Earnings (loss)
Continuing operations	162.6	111.2	57.1	60.5	47.2
Discontinued operations	(3.9)	194.5	54.4	29.1	30.1

Net earnings	158.7	305.7	111.5	89.6	77.3
Net loss (earnings) attributable to noncontrolling interest:
Continuing operations	—	—	0.2	(9.6)	(35.0)
Discontinued operations	—	—	—	1.3	(20.6)

Net earnings attributable to A. O. Smith Corporation	$158.7	$305.7	$111.7	$81.3	$21.7

Basic earnings (loss) per share of common stock(3)
Continuing operations	$3.52	$2.41	$1.25	$1.48	$0.86
Discontinued operations	(0.08)	4.22	1.19	0.89	0.67

Net earnings	$3.44	$6.63	$2.44	$2.37	$1.53

Diluted earnings (loss) per share of common stock(3)
Continuing operations	$3.49	$2.39	$1.24	$1.48	$0.86
Discontinued operations	(0.08)	4.18	1.18	0.88	0.67

Net earnings	$3.41	$6.57	$2.42	$2.36	$1.53

Cash dividends per common share(3)	$0.72	$0.60	$0.54	$0.51	$0.49

	December 31
	2012	2011	2010	2009	2008
Total assets	$2,265.2	$2,349.0	$2,110.6	$1,973.0	$1,982.7
Long-term debt(5)	225.1	443.0	242.4	232.1	317.3
Total stockholders’ equity	1,194.1	1,085.8	881.4	789.8	663.2

(1)	In August 2011, we sold EPC which is reflected as discontinued operations for all periods presented.
(2)	In August 2011, we acquired Lochinvar.
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

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading manufacturer of water heaters and boilers, serving a diverse mix of residential and commercial end markets principally in the U.S. with a strong and growing international presence. During the fourth quarter of 2011, we reorganized our management reporting structure to reflect our current business activities. Historical information has been revised to reflect our new structure. Our company is comprised of two reporting segments: North America and Rest of World. Both segments manufacture and market comprehensive lines of residential and commercial gas, gas tankless and electric water heaters. Both segments primarily manufacture and market in their respective region of the world. Our Rest of World segment is primarily comprised of China, India and Europe. The North America segment also manufactures and globally markets specialty commercial water heating equipment, condensing and non-condensing boilers and water systems tanks. The Rest of World segment also manufactures and markets water treatment products, primarily for Asia. On August 22, 2011, we sold EPC to RBC for approximately $760 million in cash and approximately 2.83 million shares of RBC common stock valued at $140.6 million as of that date. Due to the sale, EPC has been reflected as discontinued operations in the accompanying financial statements for all periods presented. In 2012, sales for our North America segment were $1,430.8 million and sales for our Rest of World segment were $542.5 million.

Sales of our Rest of World A. O. Smith branded products in China grew significantly in 2012. We expect sales of A. O. Smith branded products in China to grow approximately 15 percent in 2013, as geographic expansion, market share gains, growth in water treatment and improved product mix due to new product introductions contribute to our growth. Although the residential and commercial replacement market contributed significantly to 2012 sales for our North America segment, residential and commercial new construction remains fragile due to the relatively low number of housing starts and slight recovery of commercial construction activity. Our 2012 North America residential unit sales were essentially flat compared to the prior year and commercial unit sales showed mid-single digit growth. We expect the North America residential water heater industry unit growth to be one to two percent for 2013, and we expect commercial industry units to be flat. Lochinvar branded products contributed approximately $226 million to our net sales in 2012, and we expect further sales growth of Lochinvar branded products of approximately ten percent in 2013, driven by sales of energy efficient products.

We recognized a pre-tax charge of $35.4 million in 2010 for expenses related to damages to our water heater manufacturing facility located in Ashland City, TN caused by flooding of the Cumberland River. This facility was temporarily shut down and production of water heaters was temporarily transferred to our other water heater manufacturing facilities in the U.S., Canada and Mexico. Our recovery from the impact of the flood was essentially completed by year end 2010. We lost some sales orders in 2010 due to the flood, however, we retained all customers from which we lost orders.

We purchased the remaining 20 percent interest in SWT from the former owner in the fourth quarter of 2010. The progress of our water treatment business has been slower than anticipated due to a number of unforeseen challenges. We incurred losses in 2012, 2011 and 2010. We continue to expect strong long term sales growth opportunities in the water treatment market in China. We introduced A. O. Smith branded water treatment products into our China distribution network during 2010, and the products have been well received with sales more than doubling to greater than $20 million in 2012.

During 2010, we began production of residential water heaters for the Indian market at our new plant located near Bangalore, India. Our sales in India increased 10.5 percent to $20.0 million dollars in 2012.

In 2010, we acquired the rights from Takagi to market gas tankless water heaters in North America and entered into a long-term agreement with Takagi to supply gas tankless water heaters. As part of the venture, we took over the management of Takagi’s North American sales and distribution organization. Through this venture, we offer a full line of gas tankless water heaters under our own brands in association with the Takagi brand. In 2012, we estimate the industry sold approximately 360,000 gas tankless water heaters in North America, down from approximately 420,000 units in the prior year.

On October 11, 2010, our board of directors declared a three-for-two stock split of our Class A Common Stock and Common Stock in the form of a 50 percent stock dividend to stockholders of record on October 29, 2010 and payable on November 15, 2010.

We intend to take advantage of our strong balance sheet to execute on a number of our water-related strategic initiatives. We will look to continue to grow our core residential and commercial water heating, boiler and water treatment businesses in our existing operations in the high growth regions of China and India. We will look to expand into additional fast growing markets via acquisition or via using our existing manufacturing locations in China and India as export platforms. We intend to expand our core product lines in the areas of water heaters, boilers and water treatment products through acquisitions, joint ventures or other business relationships. Finally, we intend to pursue opportunities in new and unique technologies as well as water-themed adjacencies that will be attractive to our customers and channel partners and will leverage our core competencies to create shareholder value.

Consistent with our stated strategy to expand our core product offering with new technologies, on August 26, 2011, we acquired Lochinvar for a base price of approximately $421 million, and we agreed to pay an earn-out that resulted in a payment of $13.5 million to the former owners of Lochinvar in December 2012. Lochinvar, one of the leading manufacturers of residential and commercial boilers in the U.S., fit squarely within our stated strategic growth initiative to expand our core water heating business. Sales of Lochinvar branded products in 2012 were approximately $226 million and have grown at a nine percent compound annual growth rate over the last five years. The boiler market in the U.S. has been transitioning to higher efficiency, condensing boilers for the last several years. In 2011, approximately 30 percent of boilers sold in the U.S. were condensing boilers, compared with five percent eight years ago. Our Lochinvar brand is a leading brand of higher efficiency, condensing boilers. We expect the transition in the U.S. to higher efficiency boilers will continue into the foreseeable future and, as a result, we expect sales of Lochinvar branded products will likely continue to grow approximately ten percent in 2013. We paid for Lochinvar using a combination of cash on hand and amounts that we borrowed under our credit facility.

RESULTS OF OPERATIONS

Our sales in 2012 were a record $1,939.3 million surpassing 2011 sales from continuing operations of $1,710.5 million by 13.4 percent. The increase in sales was attributable mostly to sales of our Lochinvar branded products. We acquired Lochinvar in August 2011, and sales of Lochinvar branded products totaled $225.7 million compared with $75.9 million in 2011. In addition higher sales of A. O. Smith branded products in China grew 20.5 percent to $448.3 million for the year. Our sales from continuing operations were $1,489.3 million in 2010. The $221.2 million increase in sales from 2010 to 2011 was due to the $75.9 million of sales added from our Lochinvar acquisition and increased sales of A. O. Smith branded products in China which grew by 29.0 percent or $83.8 million. Pricing actions related to higher material costs, higher commercial water heater volumes and a full year of gas tankless products in North America also contributed to the increased sales in 2011.

Our gross profit margin in 2012 increased to 33.6 percent from 30.0 percent for continuing operations in 2011. The impact of the addition of relatively higher margin sales of Lochinvar branded products, increased sales of A. O. Smith branded products in China and lower manufacturing and warranty costs contributed to the higher margin in 2012. Our gross profit margin in 2010 was 29.9 percent, about equal to 2011. The impact of relatively higher margin sales of Lochinvar branded products and increased sales of A. O. Smith branded products in China in 2011 was offset by a decline in margin for water treatment products and higher material costs.

Selling, general and administrative expense (SG&A) was $77.7 million higher in 2012 than in 2011. The increase in SG&A was due to higher selling and advertising costs in support of increased volumes in China, additional expenses from a full year of Lochinvar operations and increased pension expense. SG&A increased by $44.1 million from 2010 to 2011 resulting mostly from incremental selling costs to support higher volumes in China and $15.9 million of additional expenses from operations supporting Lochinvar brands.

Pension expense in 2012 was $13.8 million compared to $3.3 million and $10.5 million for continuing operations in 2011 and 2010, respectively. The increase in pension expense in 2012 from 2011 was due to decreases in the discount rate and expected rate of return on plan assets. The decrease in pension expense in 2011 from 2010 was due to earnings derived from $175 million of contributions made during 2011.

We purchased the remaining 20 percent interest in SWT from the former owner in the fourth quarter of 2010. At the same time, we also settled certain disputes with the former owner relative to the condition of SWT on the date of purchase. The settlement resulted in a $5.0 million non-taxable gain in 2010. Additionally, we incurred an impairment charge of $3.3 million related to the value of trademarks we received as part of the SWT acquisition in 2010. We moved the water treatment operations to Nanjing, China to recognize synergies associated with our strong management team and the engineering center in place at our water heater operations in that city. As a result of the move announced in 2010, we recorded $1.8 million in moving costs during the fourth quarter of 2010. The net impact of these transactions associated with our SWT operation was $0.1 million of pre-tax expense for restructuring, impairment and settlement income in 2010.

Interest expense in 2012 was $9.2 million, compared to interest expense for continuing operations of $9.3 million in 2011. Interest expense in 2011 and 2010 is net of the amount allocated to discontinued operations. Interest expense that could not be attributed to specific entities within the company was allocated to EPC based on the ratio of net assets to be sold to the sum of the consolidated net assets and debt exclusive of debt attributable to specific entities of the company. The $2.4 million increase in continuing interest expense from 2010 to 2011 included $1.9 million associated with the debt incurred relative to the Lochinvar acquisition with the remainder of the increase being attributable to higher interest rates.

Other income of $34.3 million in 2012 was comprised of $27.2 million pre-tax gains on the sale of shares of RBC common stock received from the sale of EPC, net of the impact of the RBC share collar with most of the remainder of 2012 net other income resulting from interest income on investments resulting from the sale of EPC. Net other income was $19.8 million in 2011. We received approximately 2.83 million shares of RBC common stock as part of the proceeds for the sale of EPC on August 22, 2011 under an agreement that we executed in December 2010. The RBC share price appreciated in the first quarter of 2011 during which we entered into an equity collar contract for 50 percent of the shares that we expected to receive to protect a portion of the appreciation. The put strike price of the equity collar was $63.29 and the call strike price of the collar was $77.32. The RBC share price on December 31, 2011 was $50.97. The collar did not qualify for hedge accounting and therefore was adjusted to fair value through earnings from continuing operations. At the end of 2011, the contract was marked to market under accounting rules, resulting in a $17.9 million pre-tax gain during 2011. The market price of the shares of RBC common stock we received increased by $1.36 per share from the date of the sale of EPC until the end of 2011 resulting in a $1.9 million pre-tax gain on the 50 percent of shares covered by the collar contract. The resulting net gain on shares of RBC common stock activity of $19.8 million in 2011 was recorded in other income from continuing operations.

Our effective tax rate was 30.4 percent in 2012, compared with 31.1 percent and 23.3 percent for continuing operations in 2011 and 2010, respectively. The rate decline in 2012 from 2011 was due to larger than anticipated tax deductions resulting from our domestic production activities deduction. The relatively low effective tax rate in 2010 was due to lower domestic earnings as a result of $35.4 million pre-tax flood related expense as well as higher 2010 foreign earnings which were in lower tax jurisdictions.

We achieved net earnings inclusive of discontinued operations and non-controlling interest of $158.7 million or $3.41 per diluted share in 2012 compared with $305.7 million or $6.57 per diluted share in 2011 and $111.7 million or $2.42 per diluted share in 2010. Our 2012 earnings include discontinued operations after-tax losses of $3.9 million, or $.08 per diluted share, related to the sale of EPC which occurred in 2011. Included in discontinued operations was $6.4 million of expense representing the correction of an error primarily due to our calculation of taxes due upon repatriation of undistributed foreign earnings. Additionally in continuing operations we recorded after-tax gains totaling $21.7 million, or $.46 per diluted share, associated with the sale of our shares of RBC common stock, a legal settlement with a component supplier for our Canadian operations and the revisions to our estimate of the Lochinvar earn-out obligation. Our 2011 earnings include $194.5 million, or $4.18 per diluted share, related to EPC, as well as an after-tax gain of $12.9 million, or $.28 per diluted share, associated with our shares of RBC common stock, a legal settlement with a component supplier for our U.S. operations and an increase to a warranty reserve associated with the Canadian component supplier. Our 2010 earnings include an after-tax $21.6 million or $0.47 per diluted share charge for the flood of our Ashland City, TN water heater plant in May 2010 as well as $54.4 million or $1.18 per diluted share from EPC.

North America

Sales for our North America segment were $1,430.8 million in 2012 or $141.3 million higher than sales of $1,289.5 million in 2011. The sales increase in 2012 included $142.9 million of incremental sales from Lochinvar branded products resulting from our acquisition of Lochinvar completed on August 26, 2011. We also experienced higher volumes of U.S. residential and commercial water heaters which were offset by lower gas tankless and Canadian water heater volumes. Our North America sales of $1,289.5 million in 2011 were $134.1 million higher than sales of $1,155.4 million in 2010. The sales increase in 2011 included $75.9 million of sales of Lochinvar branded products. Our commercial water heater volumes were also higher in 2011 in advance of a regulatory change in Southern California. A material related price increase effective in April 2011 and a full year of sales of gas tankless products also contributed to increased sales in 2011.

Operating earnings for North America were $199.8 million in 2012 or $45.8 million higher than operating earnings of $154.0 million in 2011. Our Lochinvar acquisition added $37.1 million of incremental operating earnings in 2012. Higher U.S, residential and commercial volumes also contributed to the increase in 2012 earnings. Also included in 2012 is a $3.9 million pre-tax gain from a settlement with a component supplier for our Canadian operations which is reflected in the “Restructuring, impairment and settlement (income) expense-net” line in the accompanying financial statements. This segment’s 2012 operating earnings also include a net $3.3 million favorable pre-tax adjustment to the estimate of contingent consideration due to the former owners of Lochinvar. The acquisition agreement contemplated contingent consideration based on achieving a specified level of sales of Lochinvar branded products from December 1, 2011 through November 30, 2012 and the fair value of the contingent payment was estimated to be $16.8 million at the closing of the acquisition based on a forecasted 16 percent increase in sales. The actual 15 percent sales increase resulted in a net $3.3 million pre-tax gain in 2012 from the decrease in the contingent payment. This earn-out adjustment is reflected as “Contingent consideration adjustment” in the accompanying financial statements.

Operating earnings for North America were $154.0 million in 2011 or $62.8 million higher than earnings of $91.2 million in 2010. Operating earnings in 2010 were adversely impacted by a pre-tax charge of $35.4 million for flood damage to our water heater manufacturing facility located in Ashland City, TN in May 2010. This facility was temporarily shut down and production of water heaters was transferred to our other water heater manufacturing facilities in the U.S., Canada and Mexico. The total direct cost for the flood damage was $67.3 million and included: repair of buildings and equipment, site cleanup and restoration and write-off of inventory and fixed assets. Insurance proceeds totaled $31.9 million resulting in a net charge for direct flood expenses of $35.4 million. Additional detail is provided in Note 14 of the Notes to Consolidated Financial Statements. Also, included in 2011 was an $11.2 million pre-tax gain for recovery of costs and damages associated with a legal settlement relating to an issue with a component part supplied by one of our vendors for our U.S. operations. This gain is reflected in the “Restructuring, impairment and settlement (income) expense-net” line in the accompanying financial statements. The $11.2 million gain was partially offset by $8.2 million of product warranty expense associated with a similar component issue for our Canadian operations and recorded as cost of products sold in 2011. The increased operating earnings in 2011 when compared to 2010 excluding the above items were due primarily to $13.1 million of operating earnings contributed by our Lochinvar acquisition.

Rest of World

Sales for our Rest of World segment in 2012 were $542.5 million or $86.9 million higher than sales of $455.6 million in 2011 due to a higher priced product mix in the region as a result of product innovations with more robust features and benefits, as well as pricing actions. Market share gains derived from sales of A. O. Smith branded products in China grew by $76.6 million and sales for our non-A. O. Smith branded water treatment business increased by $3.8 million in 2012. Rest of World sales in 2011 were $86.7 million higher than sales of $368.9 million in 2010. A. O. Smith branded products sales in China grew by $83.8 million and sales in India more than doubled to $18.1 million in 2011. Sales for our water treatment business were $13.0 million lower in 2011 than 2010 primarily due to inefficiencies as a result of moving our SWT manufacturing facility.

Rest of World operating earnings were $59.6 million in 2012 compared to 2011 earnings of $42.7 million. The $16.9 million increase in earnings in 2012 was driven by higher volumes of A. O. Smith branded products in China and reduced losses of $3.2 million for the non-A. O. Smith branded water treatment business which was partially offset by larger losses in India due to new product introduction costs and brand building expenses in the region. Rest of World operating earnings were $42.4 million in 2010. Increased earnings in 2011 for our A. O. Smith branded products in China were offset by losses at SWT of $10.6 million in 2011 compared to losses of $3.2 million in 2010.

The operating margins for our Rest of World segment were 11.0 percent, 9.4 percent and 11.5 percent in 2012, 2011 and 2010, respectively. The increased margin in 2012 was favorably impacted by increased volumes of A. O. Smith branded products in China. The 2011 margin was impacted by losses at SWT resulting from lower sales and costs associated with moving to a new manufacturing facility in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $611.3 million at December 31, 2012 compared with $727.9 million and $209.5 million at December 31, 2011 and December 31, 2010 respectively. The $116.6 million decline in working capital in 2012 was primarily due to the sale of our shares of RBC common stock which were received as a result of our divestiture of EPC. The proceeds from the sale were used to repay debt. The sale of the shares more than offset a $57.0 million sales-related increase in accounts receivable. The majority of the $518.4 million increase in working capital in 2011 was due to the receipt of cash and shares of RBC common stock from the sale of EPC, which closed in the third quarter, less the cash used in the acquisition of Lochinvar, and, to a lesser extent, the increase in working capital related to the purchase of Lochinvar. As of December 31, 2012, $457.1 million of cash, cash equivalents and marketable securities were held by our foreign subsidiaries. The company would incur a cost to repatriate these funds to the U.S. and has accrued $65.1 million for the repatriation of these funds.

Operating cash provided by continuing operations during 2012 was $171.2 million compared with $61.0 million during 2011 and $63.3 million during 2010. The improvement in cash flow in 2012 was primarily related to higher earnings and the impact in 2011 of pre-tax pension contributions of approximately $175 million partially offset by higher working capital requirements. Higher earnings in 2011 and improved working capital were more than offset by $175 million of pre-tax pension contributions, resulting in lower operating cash flows in 2011 than in 2010. We expect cash provided by operating activities in 2013 to be between $200 and $220 million.

Our capital expenditures for continuing operations were $69.9 million in 2012, $53.5 million in 2011 and $53.5 million in 2010. Capital expenditures in 2012 were higher than in 2011 as a result of construction activity for a second water heater manufacturing plant in Nanjing, China to meet local demand. The new plant is expected to add 50 percent more capacity to our China water heater operations and to come on line in mid-2013. In 2012, we also began construction to expand our India plant to accommodate more water heater models, in-source some component manufacturing and meet local demand. We are projecting 2013 capital expenditures of between $80 and $90 million and 2013 depreciation and amortization of between $55 and $60 million. We expect capital spending in 2013 to include approximately $40 million to continue the construction of the new manufacturing plant in China and complete the plant expansion in India.

In December 2012, we completed a $400 million multi-currency five year revolving credit facility with a group of eight banks. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of December 31, 2012.

The facility backs up commercial paper and credit line borrowings, and it expires on December 12, 2017. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings, as well as drawings under the facility are classified as long-term debt. At December 31, 2012, we had available borrowing capacity of $236.3 million under this facility. We believe that the combination of cash, available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt declined to $243.7 million at December 31, 2012 compared with $461.6 million at December 31, 2011, due to the sale of our shares of RBC common stock and cash flow generated in the U.S. As a result, our leverage, as measured by the ratio of total debt to total capitalization, was 16.9 percent at the end of 2012 compared with 29.8 percent at the end of 2011.

Our U.S. pension plan continues to meet all funding requirements under ERISA regulations. We were not required to make a contribution to our pension plan in 2012, and we did not make any voluntary contributions. We are forecasting that there will be no required contributions to the plan in 2013, and we do not plan to make any voluntary contributions. For further information on our pension plans, see Note 12 of the Notes to Consolidated Financial Statements.

In December 2010, our board of directors ratified its authorization of a stock repurchase program in the amount of 1.5 million shares of our common stock. During 2012, we repurchased 426,490 shares at an average price of $51.60 per share for a total amount of $22.0 million. As of December 31, 2012, a total of 461,921 shares remained in the existing repurchase authority.

We have paid dividends for 73 consecutive years with payments increasing each of the last 21 years. We paid total dividends of $.72 per share in 2012 compared with $.60 per share in 2011.

Discontinued operations financial information is provided in Note 2 of the Notes to Consolidated Financial Statements.

Aggregate Contractual Obligations

A summary of our contractual obligations as of December 31, 2012, is as follows:

(dollars in millions)		Payments due by period
Contractual Obligations	Total	Less Than 1 year	1 - 2 Years	3 - 5 Years	More than 5 years
Long-term debt	$243.7	$18.6	$29.2	$187.1	$8.8
Fixed rate interest	11.1	3.9	5.0	2.0	0.2
Operating leases	45.1	10.4	16.5	7.9	10.3
Purchase obligations	100.4	100.0	0.4	—	—
Pension and post-retirement obligations	172.5	1.5	8.5	74.4	88.1

Total	$572.8	$134.4	$59.6	$271.4	$107.4

As of December 31, 2012, our liability for uncertain income tax positions was $1.3 million. Due to the high degree of uncertainty regarding timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

We utilize blanket purchase orders to communicate expected annual requirements to many of our suppliers. Requirements under blanket purchase orders generally do not become committed until several weeks prior to our scheduled unit production. The purchase obligation amount presented above represents the value of commitments that we consider firm.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, “Testing of Goodwill for Impairment (Topic 350)”. ASU No. 2011-08 allows companies to assess qualitative factors to determine whether the two-step quantitative goodwill impairment test needs to be performed. Under the option, an entity no longer would be required to calculate the fair value of a reporting unit unless it determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU may change how a company tests goodwill for impairment but should not change the timing or measurement of goodwill impairments. ASU 2011-08 will be effective for the year ending December 31, 2012. Adoption of this ASU did not have an impact on our consolidated financial condition, results of operations or cash flows.

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

Goodwill and Indefinite-lived Intangible Assets

In conformity with U.S. GAAP, goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. We perform impairment reviews for our reporting units using a fair-value method based on management’s judgments and assumptions. The fair value represents the estimated amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. We are subject to financial statement risk to the extent that goodwill and indefinite-lived intangible assets become impaired. Any impairment review is, by its nature, highly judgmental as estimates of future sales, earnings and cash flows are utilized to determine fair values. However, we believe that we conduct annual thorough and competent valuations of goodwill and indefinite-lived intangible assets and that there has been no impairment in goodwill in 2012. However, in the fourth quarter of 2010, we recorded a $3.3 million impairment charge for trademarks recorded as part of the SWT acquisition.

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

Product liability

Due to the nature of our products, we are subject to product liability claims in the normal course of business. We maintain insurance to reduce our risk. Most insurance coverage includes self-insured retentions that vary by year. In 2012, we maintained a self-insured retention of $5.0 million per occurrence with an aggregate insurance limit of $125.0 million per occurrence.

We establish product liability reserves for our self-insured retention portion of any known outstanding matters based on the likelihood of loss and our ability to reasonably estimate such loss. There is inherent uncertainty as to the eventual resolution of unsettled matters due to the unpredictable nature of litigation. We make estimates based on available information and our best judgment after consultation with appropriate advisors and experts. We periodically revise estimates based upon changes to facts or circumstances. We also use an actuary to calculate reserves required for estimated incurred but not reported claims as well as to estimate the effect of adverse development of claims over time. At December 31, 2012 our reserve for product liability was $38.5 million.

Pensions

We have significant pension benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets was 8.50 percent in 2012 compared to 8.75 percent in 2011. The discount rate used to determine net periodic pension costs decreased to 4.90 percent in 2012 from 5.35 percent in 2011. In 2013, the forecasted rate of return on plan assets is 8.00 percent and the discount rate is 4.05 percent.

In developing our expected long-term rate of return assumption, we evaluate our pension plan’s current and target asset allocation, the expected long-term rates of return of equity and bond indices and the actual historical returns of our pension plan. Our plan’s target allocation to equity managers is approximately 60 percent, with the remainder allocated primarily to bond managers and a small allocation to private equity managers. Our actual asset allocation as of December 31, 2012, was 62 percent to equity managers, 33 percent to bond managers, four percent to private equity managers and the remainder in money market instruments. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. Our pension plan’s historical ten-year and 25-year compounded annualized returns are 7.6 percent and 9.8 percent, respectively. We believe that with our target allocation and the expected long-term returns of equity and bond indices as well as our actual historical returns, our 8.00 percent expected return on assets for 2013 is reasonable.

The discount rate assumptions used to determine future pension obligations at December 31, 2012 and 2011 were based on the Aon Hewitt AA Only Above Median yield curve, which was designed by Aon Hewitt to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The AA Only Above Median curve represents a series of annual discount rates from bonds with AA minimum average rating as rated by Moody’s Investor Service (Moody’s), Standard & Poor’s (S&P) and Fitch. The discount rate assumptions used to determine future pension obligations at December 31, 2010 were based on the Hewitt top quartile yield Curve (HTQ). The HTQ was a hypothetical double A yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the HTQ was required to have a rating of Aa or better by Moody’s or a rating of AA or better by S&P. Aon Hewitt no longer supports the previous yield curve model and the AA Only Above Median yield curve closely follows the previous yield curve. We will continue to evaluate our actuarial assumptions at least annually, and we will adjust the assumptions as necessary.

We estimate that we will recognize approximately $27.6 million of pension expense in 2013 compared to $13.8 million in 2012. A majority of the increase in 2013 expense is due to the decrease in both the discount rate and the expected return on plan assets. Lowering the expected long-term rate of return on assets by 25 basis points would increase our net pension expense for 2013 by approximately $1.9 million. Lowering the discount rate by 25 basis points would increase our 2013 net pension expense by approximately $1.0 million.

In future filings we will also present Adjusted Earnings, Adjusted earnings per share (EPS) and Adjusted Segment Operating Earnings which exclude non-operating related pension costs of the company’s pension plan comprised of interest cost, expected return on plan assets, amortization of actuarial gains (losses) and curtailment and other one-time charges. The service cost and amortization of prior service cost components of our pension plan will be included in Adjusted Earnings, Adjusted EPS and Adjusted Segment Operating Earnings. We believe that these components of pension cost better reflect ongoing operating related costs of providing pension benefits to the company’s employees. In addition we have made changes to our pension plan including closing the plan to new entrants effective January 1, 2010, and freezing the plan for the majority of our existing participants effective January 1, 2015 which we believe will significantly decrease pension expense beginning in 2015. As such, we believe that the measures of Adjusted Earnings, Adjusted EPS and Adjusted Segment Operating Earnings provide management and investors with a useful measure of our operational results. Other components of GAAP pension cost are mainly driven by market performance, and the company manages these separately from the operational performance of its businesses. We have prepared quarterly and annual reconciliations of Adjusted Earnings, Adjusted EPS and Adjusted Segment Operating Earnings and an annual schedule of components of pension expense for the years 2010-2012, which are provided in the Supplemental Financial Data document posted in the Investor Relations section on our website.

The following is a reconciliation of diluted earnings per share from continuing operations (GAAP) to diluted Adjusted EPS from continuing operations (non-GAAP):

	2013 Guidance	Year Ended December 31
		2012	2011	2010
Diluted EPS from continuing operations (GAAP)	$3.00 - $3.20	$3.49	$2.39	$1.24
Non-operating pension costs (income) per diluted share, net of tax	0.25	0.09	(0.05)	0.06

Adjusted EPS from continuing operations	$3.25 - $3.45	$3.58	$2.34	$1.30

Outlook

With our strong North American replacement water heater business, growing Lochinvar branded boiler platform, and expanding global presence particularly in China, we believe we are well positioned entering 2013. We believe business conditions are continuing to improve modestly in the U.S., and we remain optimistic the growth exhibited by the housing market last year will carry over into this year as well. For 2013, we expect to achieve full-year GAAP earnings of between $3.00 and $3.20 per diluted share and Adjusted Earnings of between $3.25 and $3.45 per diluted share both of which exclude the potential impact from future acquisitions.

OTHER MATTERS

Environmental

Our operations are governed by a number of federal, foreign, state, local and environmental laws concerning the generation and management of hazardous materials, the discharge of pollutants into the environment and remediation of sites owned by the company or third parties. We have expended financial and managerial resources complying with such laws. Expenditures related to environmental matters were not material in 2012 and are not expected to be material in any single year. We have accrued amounts associated with environmental obligations at various facilities and we believe these reserves are sufficient to cover reasonably anticipated remediation costs. Although we believe that our operations are substantially in compliance with such laws and maintain procedures designed to maintain compliance, there are no assurances that substantial additional costs for compliance will not be incurred in the future. However, since the same laws govern our competitors, we should not be placed at a competitive disadvantage.

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

We enter into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. At December 31, 2012, we had net foreign currency contracts outstanding of $76.6 million. Assuming a hypothetical ten percent movement in the respective currencies, the potential foreign exchange gain or loss associated with the change in rates would amount to $7.7 million. Gains and losses from our forward contract activities will be offset by gains and losses in the underlying transactions being hedged.

Our earnings exposure related to movements in interest rates is primarily derived from outstanding floating-rate debt instruments that are determined by short-term money market rates. At December 31, 2012, we had $163.7 million in outstanding floating-rate debt with a weighted-average interest rate of 1.4 percent at year end. A hypothetical ten percent annual increase or decrease in the year-end average cost of our outstanding floating-rate debt would result in a change in annual pre-tax interest expense of approximately $0.2 million.

Forward-Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: difficulties in achieving the disclosed global expansion opportunities related to our Lochinvar branded products; weakening in the high efficiency boiler segment in the U.S.; the ability to execute our acquisition strategy; significant volatility in raw material prices; competitive pressures on the company’s businesses; inability to implement pricing actions; instability in the company’s replacement markets; further weakening in U.S. residential or commercial construction; timing of any recoveries in U.S. residential or commercial construction; a further slowdown in the

Chinese economy; foreign currency fluctuations; and adverse general economic conditions and capital market deterioration. Forward-looking statements included in this filing are made only as of the date of this release, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” above.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

A. O. Smith Corporation

We have audited the accompanying consolidated balance sheets of A. O. Smith Corporation as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. O. Smith Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), A. O. Smith Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 27, 2013

CONSOLIDATED BALANCE SHEETS

December 31 (dollars in millions)

	2012	2011
Assets
Current Assets
Cash and cash equivalents	$266.9	$463.4
Marketable securities	196.0	—
Receivables	425.4	368.4
Inventories	163.4	168.4
Deferred income taxes	33.2	24.6
Investments	—	162.4
Other current assets	22.3	21.5

Total Current Assets	1,107.2	1,208.7
Net property, plant and equipment	345.7	315.3
Goodwill	435.4	433.8
Other intangibles	338.7	352.7
Other assets	36.2	38.5
Deferred income taxes	2.0	—

Total Assets	$2,265.2	$2,349.0

Liabilities
Current Liabilities
Trade payables	$328.9	$302.5
Accrued payroll and benefits	46.5	41.9
Accrued liabilities	58.7	74.1
Product warranties	43.2	43.7
Long-term debt due within one year	18.6	18.6
Current liabilities – discontinued EPC operations	3.1	31.5

Total Current Liabilities	499.0	512.3
Long-term debt	225.1	443.0
Deferred income taxes	—	3.1
Product warranties	86.4	88.1
Post-retirement benefit obligation	10.6	11.6
Pension liabilities	190.1	139.5
Other liabilities	52.1	56.9
Long-term liabilities – discontinued EPC operations	7.8	8.7

Total Liabilities	1,071.1	1,263.2
Commitments and contingencies	—	—
Stockholders’ Equity
Preferred Stock	—	—
Class A Common Stock (shares issued 6,654,938 and 7,250,791)	33.3	36.3
Common Stock (shares issued 41,021,973 and 40,426,119)	41.0	40.4
Capital in excess of par value	654.8	652.5
Retained earnings	855.1	729.9
Accumulated other comprehensive loss	(320.5)	(300.9)
Treasury stock at cost	(69.6)	(72.4)

Total Stockholders’ Equity	1,194.1	1,085.8

Total Liabilities and Stockholders’ Equity	$2,265.2	$2,349.0

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF EARNINGS

Years ended December 31 (dollars in millions, except per share amounts)

	2012	2011	2010
Continuing Operations
Net sales	$1,939.3	$1,710.5	$1,489.3
Cost of products sold	1,287.3	1,197.9	1,043.3

Gross profit	652.0	512.6	446.0
Selling, general and administrative expenses	450.5	372.8	328.7
Flood related expense	—	—	35.4
Restructuring, impairment and settlement (income) expense – net	(3.9)	(11.2)	0.1
Contingent consideration adjustment	(3.3)	—	—
Interest expense	9.2	9.3	6.9
Other (income) expense – net	(34.3)	(19.8)	0.5

Earnings before provision for income taxes	233.8	161.5	74.4
Provision for income taxes	71.2	50.3	17.3

Earnings from Continuing Operations	162.6	111.2	57.1
Discontinued Operations
Earnings from discontinued operations, less tax provision for income taxes of $15.5 in 2011 and $16.2 in 2010	—	43.0	54.4
(Loss)/gain on sale of discontinued EPC operations, less tax provision of $6.3 in 2012 and $145.6 in 2011	(3.9)	151.5	—

Net Earnings	158.7	305.7	111.5
Net loss attributable to noncontrolling interest:
Continuing operations	—	—	0.2

Net earnings attributable to A. O. Smith Corporation	$158.7	$305.7	$111.7

Net Earnings (Loss) Per Share of Common Stock
Continuing Operations	$3.52	$2.41	$1.25
Discontinued Operations	(0.08)	4.22	1.19

Net Earnings attributable to A. O. Smith Corporation	$3.44	$6.63	$2.44

Diluted Net Earnings (Loss) Per Share of Common Stock
Continuing Operations	$3.49	$2.39	$1.24
Discontinued Operations	(0.08)	4.18	1.18

Net Earnings attributable to A. O. Smith Corporation	$3.41	$6.57	$2.42

CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

Years ended December 31 (dollars in millions)

	2012	2011	2010
Net Earnings	$158.7	$305.7	$111.5
Other comprehensive earnings (loss)
Foreign currency translation adjustments	3.0	(7.2)	7.3
Unrealized net gain (loss) on cash flow derivative instruments, less related income tax (provision) benefit of $(0.6) in 2012, $7.0 in 2011 and $0.1 in 2010	1.0	(11.0)	(0.2)
Change in pension liability less related income tax benefit of $13.6 in 2012, $34.8 in 2011 and $2.7 in 2010	(22.4)	(54.5)	(5.6)
Unrealized (loss) gain on investments less related tax benefit (provision) of $0.7 in 2012 and $(0.7) in 2011	(1.2)	1.2	—

Comprehensive Earnings	$139.1	$234.2	$113.0

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended December 31 (dollars in millions)

	2012	2011	2010
Operating Activities
Net earnings	$158.7	$305.7	$111.5
Loss (earnings) from discontinued operations	3.9	(194.5)	(54.4)
Adjustments to reconcile earnings from continuing operations to cash provided by operating activities:
Depreciation and amortization	54.6	47.0	40.8
Loss on disposal of assets	1.1	1.0	11.7
Unrealized gain on investment	(27.2)	(19.8)	—
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	(36.7)	0.4	(37.5)
Noncurrent assets and liabilities	16.8	(78.8)	(8.8)

Cash Provided by Operating Activities – continuing operations	171.2	61.0	63.3
Cash (Used in) Provided by Operating Activities – discontinued operations	(27.4)	(2.3)	61.5

Cash Provided by Operating Activities	143.8	58.7	124.8
Investing Activities
Acquisition of businesses	(13.5)	(421.1)	(11.8)
Investment in marketable securities	(311.4)	—	—
Proceeds from sale of marketable securities	308.0	—	4.6
Proceeds on sale of assets	—	—	3.0
Capital expenditures	(69.9)	(53.5)	(53.5)

Cash Used in Investing Activities – continuing operations	(86.8)	(474.6)	(57.7)
Cash Provided by (Used in) Investing Activities – discontinued operations	—	600.2	(8.8)

Cash (Used in) Provided by Investing Activities	(86.8)	125.6	(66.5)
Financing Activities
Long-term debt incurred	—	200.2	5.0
Long-term debt repaid	(218.8)	—	—
Common stock repurchase	(22.0)	(23.5)	—
Net proceeds from stock option activity	20.5	11.2	4.0
Dividends paid	(33.2)	(27.7)	(24.7)

Cash (Used in) Provided by Financing Activities – continuing operations	(253.5)	160.2	(15.7)
Cash Used in Financing Activities – discontinued operations	—	—	—

Cash (Used in) Provided by Financing Activities	(253.5)	160.2	(15.7)
Net (decrease) increase in cash and cash equivalents	(196.5)	344.5	42.6
Cash and cash equivalents-beginning of year	463.4	118.9	76.3

Cash and Cash Equivalents-End of Year	$266.9	$463.4	$118.9

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended December 31 (dollars in millions)

	2012	2011	2010
Class A Common Stock
Balance at the beginning of the year	$36.3	$37.4	$39.3
Conversion of Class A Common Stock	(3.0)	(1.1)	(1.9)

Balance at the end of the year	$33.3	$36.3	$37.4

Common Stock
Balance at the beginning of the year	$40.4	$40.2	$39.9
Conversion of Class A Common Stock	0.6	0.2	0.3

Balance at the end of the year	$41.0	$40.4	$40.2

Capital in Excess of Par Value
Balance at the beginning of the year	$652.5	$655.7	$636.9
Buy out of Tianlong	—	—	12.9
Conversion of Class A Common Stock	2.4	0.9	1.6
Issuance of share units	(3.9)	(3.7)	(3.1)
Vesting of share units	(4.9)	(8.2)	(1.6)
Stock based compensation expense	6.8	6.7	6.1
Exercise of stock options	(11.4)	(7.5)	(1.2)
Tax benefit from exercise of stock options and vesting of share units	8.8	4.3	0.7
Stock incentives and directors’ compensation	4.5	4.3	3.4

Balance at the end of the year	$654.8	$652.5	$655.7

Retained Earnings
Balance at the beginning of the year	$729.9	$452.1	$365.4
Net earnings	158.7	305.7	111.7
Cash dividends on stock	(33.5)	(27.9)	(25.0)

Balance at the end of the year	$855.1	$729.9	$452.1

Accumulated Other Comprehensive Loss
Balance at the beginning of the year	$(300.9)	$(229.4)	$(230.9)
Foreign currency translation adjustments	3.0	(7.2)	7.3
Unrealized net gain (loss) on cash flow derivative instruments, less related income tax (provision) benefit of $(0.6) in 2012, $7.0 in 2011 and $0.1 in 2010	1.0	(11.0)	(0.2)
Change in pension liability less related income tax benefit of $13.6 in 2012, $34.8 in 2011 and $2.7 in 2010	(22.4)	(54.5)	(5.6)
Unrealized (loss) gain on investments less income tax benefit (provision) of $0.7 in 2012 and $(0.7) in 2011	(1.2)	1.2	—

Balance at the end of the year	$(320.5)	$(300.9)	$(229.4)

Treasury Stock
Balance at the beginning of the year	$(72.4)	$(74.6)	$(79.9)
Exercise of stock options, net of 167,258 shares surrendered as proceeds and to pay taxes in 2012	19.7	15.3	4.6
Stock incentives and directors’ compensation	0.2	0.4	0.3
Shares repurchased	(22.0)	(23.5)	—
Vesting of share units, net of 27,561 shares surrendered to pay taxes in 2010	4.9	10.0	0.4

Balance at the end of the year	$(69.6)	$(72.4)	$(74.6)

Noncontrolling Interest
Balance at the beginning of the year	$—	$—	$19.1
Net earnings of Tianlong	—	—	(0.2)
Buy out of Tianlong	—	—	(18.9)

Balance at the end of the year	$—	$—	$—

Total Stockholders’ Equity	$1,194.1	$1,085.8	$881.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Organization. A. O. Smith Corporation (A. O. Smith or the company) is a manufacturer of water heaters and boilers, serving a diverse mix of residential and commercial end markets principally in the United States with a strong and growing international presence. The company is comprised of two reporting segments: North America and Rest of World. The Rest of World segment is primarily comprised of China, India and Europe. Both segments manufacture and market comprehensive lines of residential gas, gas tankless and electric water heaters and commercial water heating equipment. Both segments primarily serve their respective regions of the world. The North America segment also manufactures and markets specialty commercial water heating equipment, condensing and non-condensing boilers and water system tanks. The Rest of World segment also manufactures and markets water treatment products, primarily in Asia.

On August 22, 2011, the company sold its Electrical Products business (EPC) to Regal Beloit Corporation (RBC) for approximately $760 million in cash and approximately 2.83 million shares of RBC common stock. Due to the sale, EPC has been reported separately as a discontinued operation. See Note 2 Discontinued Operations.

Consolidation. The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries after elimination of intercompany transactions.

Except when otherwise indicated, amounts reflected in the financial statements or the notes thereto relate to the company’s continuing operations.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S.) requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

Fair value of financial instruments. The carrying amounts of cash, cash equivalents, marketable securities, receivables, investments, floating rate debt and trade payables approximated fair value as of December 31, 2012 and 2011, due to the short maturities or frequent rate resets of these instruments. The fair value of term notes with insurance companies was approximately $86.6 million as of December 31, 2012 compared with the carrying amount of $80.0 million for the same date. The fair value is estimated based on current rates offered for debt with similar maturities.

Foreign currency translation. For all subsidiaries outside the U.S., with the exception of its Mexican operation, two of its Chinese non-operating companies, and a Dutch non-operating company the company uses the local currency as the functional currency. For those operations using a functional currency other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at weighted-average exchange rates. The resulting translation adjustments are recorded as a separate component of stockholders’ equity. The Mexican operation, the two Chinese non-operating companies and the Dutch non-operating company use the U.S. dollar as the functional currency. Gains and losses from foreign currency transactions are included in net earnings.

Cash and cash equivalents. The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable securities. The company considers all highly liquid investments with maturities greater than 90 days when purchased to be marketable securities. At December 31, 2012, the company’s marketable securities consisted of bank time deposits with original maturities ranging from 180 days to 12 months and are located at investment grade rated banks in China.

Inventory valuation. Inventories are carried at lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for a majority of the company’s domestic inventories, which comprise 64 percent and 65 percent of the company’s total inventory at December 31, 2012 and 2011, respectively. Inventories of foreign subsidiaries and supplies are determined using the first-in, first-out (FIFO) method.

Property, plant and equipment. Property, plant and equipment are stated at cost. Depreciation is computed primarily by the straight-line method. The estimated service lives used to compute depreciation are generally 25 to 50 years for buildings, three to 20 years for equipment and three to seven years for software. Maintenance and repair costs are expensed as incurred.

1.	Organization and Significant Accounting Policies (continued)

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

Derivative instruments. Accounting Standards Codification (ASC) 815 Derivatives and Hedging (formerly Statement of Financial Standards No. (SFAS) 133), as amended, requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as a part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the company must designate the hedging instrument, based upon the exposure hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

The company designates that all of its hedging instruments, except for its equity collar contract relating to shares of RBC common stock, are cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive loss, net of tax, and is reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The amount by which the cumulative change in the value of the hedge more than offsets the cumulative change in the value of the hedged item (i.e., the ineffective portion) is recorded in earnings, net of tax, in the period the ineffectiveness occurs.

The company utilizes certain derivative instruments to enhance its ability to manage currency exposure as well as raw materials price risk. The company had previously utilized a derivative instrument to manage equity investment volatility. Derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. The company does not enter into contracts for speculative purposes. The contracts are executed with major financial institutions with no credit loss anticipated for failure of the counterparties to perform.

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

The majority of the amounts in accumulated other comprehensive loss for cash flow hedges is expected to be reclassified into earnings within one year and all of the hedges will be reclassified into earnings no later than December 2013. Contracts related to the company’s discontinued operation that were to expire after the expected closing date no longer qualified for hedge accounting; therefore, the change in valuation from the announcement of the sale to August 22, 2011 of $3.2 million and $0.4 million were recorded in earnings from discontinued operations in the years ended December 31, 2011 and 2010, respectively.

1.	Organization and Significant Accounting Policies (continued)

The following table summarizes, by currency, the contractual amounts of the company’s foreign currency forward contracts:

December 31 (dollars in millions)	2012		2011
	Buy	Sell	Buy	Sell
British pound	$—	$2.3	$—	$—
Canadian dollar	—	36.8	—	36.6
Euro	23.2	2.0	16.1	1.2
Mexican peso	12.3	—	16.5	—

Total	$35.5	$41.1	$32.6	$37.8

Commodity Futures Contracts

In addition to entering into supply arrangements in the normal course of business, the company, primarily for its discontinued operation prior to disposition, also entered into futures contracts to fix the cost of certain raw material purchases, principally copper and aluminum, with the objective of minimizing changes in cost due to market price fluctuations. The hedging strategy for achieving this objective is to purchase commodities futures contracts on the open market of the London Metals Exchange (LME) or over the counter contracts based on the LME.

With one of its brokers, the company is required to make cash deposits on unrealized losses on commodity derivative contracts that exceed $10.0 million.

The minimal after-tax gain of the effective portion of the contracts as of December 31, 2012 was recorded in accumulated other comprehensive loss, and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The effective portion of the contracts will be reclassified within one year. Contracts related to the company’s discontinued operation that expired after the expected closing date no longer qualified for hedge accounting; therefore the change in valuation from the announcement of the sale to August 22, 2011 was minimal and was recorded in earnings from discontinued operations in the years ended December 31, 2011 and 2010, respectively. Commodity hedges outstanding at December 31, 2012 total approximately 0.2 million pounds of copper.

Equity Collar Contract

As discussed in Note 2, on August 22, 2011, the company sold EPC to RBC and received approximately 2.83 million shares of RBC common stock. The RBC share price appreciated in the first quarter of 2011 during which the company entered into an equity collar contract for 50 percent of the RBC shares to protect a portion of that appreciation. The put strike price of the equity collar was $63.29 and the call strike price of the collar was $77.32. The RBC share price on December 31, 2011 was $50.97. The collar did not qualify for hedge accounting and therefore was adjusted to fair value on a quarterly basis through earnings from continuing operations. The company was required to make cash or stock deposits on unrealized losses on the equity collar that exceeded $25.0 million. The mark to market accounting for the RBC shares and hedge continued until the equity collar contract expired in March 2012 with no value.

The impact of derivative contracts on the company’s financial statements is as follows (dollars in millions):

Fair value of derivative instruments designated as hedging instruments under ASC 815 in continuing operations:

		Fair Value
December 31 (dollars in millions)	Balance Sheet Location	2012	2011
Foreign currency contracts	Other current assets	$1.7	$1.3
	Accrued liabilities	(0.5)	(1.6)
Commodities contracts	Accrued liabilities	—	(0.1)

Total derivatives designating as hedging instruments		$1.2	$(0.4)

1.	Organization and Significant Accounting Policies (continued)

Fair value of derivatives not designated as hedging instruments under ASC 815 in continuing operations:

		Fair Value
December 31 (dollars in millions)	Balance Sheet Location	2012	2011
Equity collar contract	Investments	$—	$17.9

Total derivatives not designated as hedging instruments		$—	$17.9

The effect of derivative instruments on the Statement of Earnings for continuing and discontinued operations.

Year ended December 31 (dollars in millions)

Derivatives in ASC 815 cash flow hedging relationships	Amount of (loss) gain recognized in other comprehensive loss on derivative (effective portion)		Location of (loss) gain reclassified from Accumulated Other Comprehensive Loss into earnings (effective portion)	Amount of (loss) gain reclassified from Accumulated Other Comprehensive Loss into earnings (effective portion)		Location of gain recognized in earnings on derivative (ineffective portion)	Amount of gain recognized in earnings on a derivative (ineffective portion)
	2012	2011		2012	2011		2012	2011
Foreign currency contracts	$0.7	$3.5	Cost of products sold	$(0.7)	$0.2	N/A	$—	$—
			Discontinued operations	—	6.9	Discontinued operations	—	—
			Gain on sale of EPC	—	5.2	N/A	—	—
Commodities contracts	(0.1)	(3.0)	Cost of products sold	(0.1)	(0.1)	Cost of products sold	—	—
			Discontinued operations	—	7.0	Discontinued operations	—	0.1
			Gain on sale of EPC	—	1.8	N/A	—	—
							—

	$0.6	$0.5		$(0.8)	$21.0		$—	$0.1

Derivatives not designated as a hedging instrument under ASC 815	Location of gain recognized in earnings from continuing operations on derivative	Amount of loss (gain) recognized in earnings from continuing operations on derivative
		2012	2011
Equity collar contract	Other expense (income) – net	$17.9	$(17.9)

1.	Organization and Significant Accounting Policies (continued)

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

Continuing assets measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	December 31, 2012	December 31, 2011
Quoted prices in active markets for identical assets (Level 1)	$197.2	$144.2
Significant other observable inputs (Level 2)	—	17.8

Total investments and net derivative contracts	$197.2	$162.0

There were no changes in our valuation techniques used to measure fair values on a recurring basis as a result of adopting ASC 820.

Revenue recognition. The company recognizes revenue upon transfer of title, which occurs upon shipment of the product to the customer except for certain export sales where transfer of title occurs when the product reaches the customer destination.

Contracts and customer purchase orders are used to determine the existence of a sales arrangement. Shipping documents are used to verify shipment. The company assesses whether the selling price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The company assesses collectability based on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history, and does not require collateral on sales in most cases. The allowance for doubtful accounts was $4.2 million and $3.4 million at December 31, 2012 and 2011, respectively.

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

Advertising. The majority of advertising costs are charged to operations as incurred and amounted to $69.2 million, $58.9 million and $47.9 million during 2012, 2011 and 2010, respectively. Included in total advertising costs are expenses associated with store displays for A. O. Smith branded products in China that are amortized over 12 to 24 months which totaled $15.8 million, $13.1 million and $9.2 million during 2012, 2011 and 2010, respectively.

Research and development. Research and development costs are charged to operations as incurred and amounted to $51.7 million, $42.7 million and $37.1 million during 2012, 2011 and 2010, respectively.

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

1.	Organization and Significant Accounting Policies (continued)

The following table presents the company’s product warranty liability activity in 2012 and 2011:

Years ended December 31 (dollars in millions)	2012	2011
Balance at beginning of year	$131.8	$112.2
Lochinvar acquisition (see Note 3)	—	5.8
Expense	54.1	64.6
Net increase in warranty reserve due to settlement	—	7.5
Claims settled	(56.3)	(58.3)

Balance at end of year	$129.6	$131.8

See Note 4 for discussion on the increase in warranty reserve due to settlement and the increase in warranty expense and reserve associated with component issues with a supplier for the company’s Canadian operations.

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

Stock-based compensation. The company follows ASC 718 Compensation – Stock Compensation (formerly SFAS 123(R)). Compensation cost is recognized using the straight-line method over the vesting period of the award. ASC 718 also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under prior literature. Excess tax deductions of $8.8 million, $4.3 million and $0.7 million were recognized cash flows provided by financing activities in 2012, 2011 and 2010, respectively.

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

	2012	2011	2010
Denominator for basic earnings per share – weighted-average shares outstanding	46,197,608	46,119,032	45,743,246
Effect of dilutive stock options, restricted stock and share units	356,453	455,586	419,469

Denominator for diluted earnings per share	46,554,061	46,574,618	46,162,715

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing of Goodwill for Impairment (Topic 350)”. ASU No. 2011-08 allows companies to assess qualitative factors to determine whether the two-step quantitative goodwill impairment test needs to be performed. Under the option, an entity no longer would be required to calculate the fair value of a reporting unit unless it determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU may change how a company tests goodwill for impairment, but should not change the timing or measurement of goodwill impairments. ASU 2011-08 was effective for the year ended December 31, 2012. Adoption of this ASU did not have an impact on the company’s consolidated financial condition, results of operations or cash flows.

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

On August 22, 2011, the company completed the sale of EPC to RBC for $759.9 million in cash and approximately 2.83 million shares of RBC common stock. Included in the $759.9 million of cash is a final working capital adjustment of $7.4 million which was paid to the company by RBC in January 2012. The value of the RBC shares on the date of the closing of the sale was $140.6 million. See Note 13 for further discussion regarding the company’s investment in RBC stock. In 2012, the company paid $31.2 million in income taxes and $3.6 million of other sale related payments. In 2011, the company paid $126.5 million in income taxes and $21.4 million in commissions and other sale related payments.

Included in the 2011 gain on sale of EPC was an additional income tax accrual due to the company’s assertion that certain foreign earnings derived from the sale of EPC were not considered permanently reinvested by the company. The accrual is included in long term deferred income taxes in continuing operations. Also included in the 2011 gain on sale is a $10.9 million gain related to cumulative translation adjustments associated with EPC’s foreign subsidiaries. In the fourth quarter of 2012, the company recorded expense of $3.9 million on the gain on sale of EPC. Included in 2012 was $6.4 million of expense representing the correction of an error primarily due to the company’s calculation of taxes due upon repatriation of undistributed foreign earnings. The correction was not material to any previously reported financial period or to the year ended December 31, 2012 and as a result has been reported as the correction of the error in the year ended December 31, 2012. This correction was offset by a change in estimate related to other reserves associated with EPC of $2.5 million.

The results of EPC including all prior years have been reported separately as discontinued operations.

The components of the net assets of EPC discontinued operations were current liabilities-net of $3.1 million and $31.5 million in 2012 and 2011, respectively and long-term liabilities-net of $7.8 million and $8.7 million in 2012 and 2011, respectively related to discontinued EPC operations consisting primarily of certain retained product liabilities, employee obligations such as workers’ compensation and disability and income tax liabilities associated with EPC.

The condensed statement of earnings of discontinued EPC operations is:

Years ended December 31 (dollars in millions)	2011	2010
Net sales	$531.8	$701.8
Cost of products sold	415.6	544.0

Gross profit	116.2	157.8
Selling, general and administrative expenses	61.5	84.2
Restructuring and other	—	0.1
Interest expense	2.2	3.6
Other income – net	(6.0)	(0.7)

	58.5	70.6
Provision for income taxes	15.5	16.2

Net earnings	$43.0	$54.4

2.	Discontinued Operations (continued)

Consolidated interest expense not directly attributable to other operations was allocated to discontinued EPC operations based on the ratio of EPC net assets to be sold to the sum of consolidated net assets plus consolidated debt not directly attributable to other operations.

The cash flow provided by discontinued EPC operations is as follows:

Years ended December 31 (dollars in millions)
	2012	2011	2010
Operating Activities
(Loss) earnings	$(3.9)	$43.0	$54.4
Adjustments to reconcile earnings to net cash provided by discontinued operating activities:
Depreciation and amortization	—	16.5	26.1
Gain on sale of assets	—	(4.8)	(0.2)
Net changes in operating assets and liabilities
Current assets and liabilities	(22.6)	(56.2)	(23.3)
Noncurrent assets and liabilities	(0.9)	0.9	4.5
Other	—	(1.7)	—

Cash (Used in) Provided by Discontinued Operating Activities	(27.4)	(2.3)	61.5
Investing Activities
Capital expenditures	—	(10.5)	(14.3)
Proceeds on sale of assets	—	6.1	5.5
Proceeds from sale of operations	—	752.5	—
Payments associated with sale	—	(147.9)	—

Cash Provided by (Used in) Discontinued Investing Activities	—	600.2	(8.8)

Cash Flow (Used in) Provided by Discontinued Operations	$(27.4)	$597.9	$52.7

In the second quarter of 2011, the company sold a facility in China and recognized a gain of $4.8 million.

3.	Acquisitions

On August 26, 2011, the company acquired 100 percent of the shares of Lochinvar Corporation (Lochinvar), a privately held manufacturer of high-efficiency boilers used in commercial and residential applications located in Lebanon, Tennessee. The addition of Lochinvar expanded the company’s product offerings and gave the company access to proven high-efficiency boiler technology. Results from Lochinvar are included in the North America segment except for a relatively immaterial amount from a Lochinvar subsidiary in the United Kingdom which is in the company’s Rest of World segment.

The company paid an aggregate cash purchase price, net of $1.5 million of cash acquired, of $421.1 million. In addition, the company incurred acquisition costs of approximately $5.5 million. Under the purchase agreement for the Lochinvar acquisition, the company agreed to make a contingent payment of up to an additional $35.0 million in cash based on the amount by which Lochinvar sales between December 1, 2011 and November 30, 2012 exceed $216.0 million. As of the acquisition date and December 31, 2011, the fair value of the contingent payment had been estimated at $16.8 million. In December 2012, the contingent payment totaling $13.5 million was made to the former owners of Lochinvar. The contingent consideration adjustment of $3.3 million was recognized as pre-tax earnings in 2012.

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

Lochinvar’s results of operations have been included in the company’s financial statements from August 26, 2011, the date of acquisition. Revenues and pre-tax earnings associated with Lochinvar in 2012 were $225.7 million and $51.1 million, respectively. Revenues and pre-tax earnings associated with Lochinvar included in operations from the acquisition date through December 2011 totaled $75.9 million and $5.6 million, respectively which included $13.0 million of operating earnings less $5.5 million of acquisition costs included in selling, general and administrative expense and $1.9 million of interest expense.

The following table represents the pro forma unaudited results of continuing operations for the company for the years ended December 31, 2011 and 2010, respectively, assuming consummation of the purchase of Lochinvar as of January 1 of each year. (dollars in millions except per share data):

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

3.	Acquisition (continued)

The company acquired an 80 percent interest in SWT at a total cost of $76.7 million, including fixed future payments of $5.7 million, subject to reductions for claims the company could make if there are any breaches of the representations and warranties made by the selling shareholder under the acquisition agreement. As required under ASC 805 the company recorded 100 percent of the fair value of the assets and liabilities as of the date of acquisition, with the 20 percent noncontrolling interest recorded in the equity section of the company’s balance sheet. The acquisition value exceeded the fair value of the assets acquired by $90.6 million, of which $55.4 million was recorded as goodwill and $42.2 million was recorded as intangible assets in the Rest of World segment. In addition, $7.0 million of deferred tax liabilities associated with the intangible assets were recorded. In 2010, the company made a goodwill adjustment of $1.1 million related to an inventory valuation. The company purchased the remaining 20 percent interest in SWT for $6 million from the former owner in the fourth quarter of 2010. The difference between the amount paid and the carrying value of the noncontrolling interest was recorded to additional paid-in capital. The $5.7 million future payment mentioned above was not paid due to breaches of representations and warranties and was recognized as a gain as part of a settlement with the former owner (see Note 4).

In July 2010, the company purchased the U.S. assets and the right to market and sell tankless water heaters in North America from Takagi Industrial Co, Ltd (Takagi) of Fuji-city, Shizuoka, Japan for $5.5 million. Through the venture, the company offers a full line of tankless water heaters under its own brands in association with the Takagi brand. The company’s Takagi activity is included in the North America segment.

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

4.	Restructuring, Impairment, Other Charges and Settlement Income

Restructuring, Impairment and Settlement Income, Net

On November 15, 2012, the company entered into an agreement settling a legal action that had commenced on June 14, 2011, in the United States District Court for the Eastern District of Missouri seeking recovery of costs and damages due to an issue in the company’s Canadian operations with a component part supplied by a vendor. In the fourth quarter of 2012, the company recorded a pre-tax gain of $3.9 million relating to the settlement. In the second quarter of 2011, the company recorded an $8.2 million warranty provision for future costs associated with this issue. This activity is included in the North America segment.

On May 5, 2011, the company entered into an agreement settling a legal action that the company commenced on June 30, 2009, in Tennessee State Court, seeking recovery for costs and damages due to an issue in the company’s U.S. operations with a component part supplied by the vendor. Under the terms of the settlement agreement, the vendor and the vendor’s supplier made a $35.5 million cash payment to the company. The settlement reimbursed the company for past costs previously incurred and satisfied in full a receivable recorded by the company, and the company increased its warranty reserve for future costs associated with the affected components on company products by $7.5 million. In the second quarter of 2011, the company recorded a pre-tax gain of $11.2 million for the reimbursement of related costs incurred in prior years. This activity is included in the North America segment.

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

4. Restructuring, Impairment, Other Charges and Settlement Income (continued)

The following table presents an analysis of the company’s restructuring, impairment and settlement reserve as of and for the years ended December 31, 2012 and 2011 (dollars in millions):

	Severance Costs	Settlement Income	Other	Total
Balance at December 31, 2010	$1.1	$—	$0.6	$1.7
Payments	(1.1)	—	(0.6)	(1.7)
Income recognized	—	(11.2)	—	(11.2)
Settlement income	—	11.2	—	11.2

Balance at December 31, 2011	$—	$—	$—	$—
Income recognized	—	(3.9)	—	(3.9)
Settlement income	—	3.9	—	3.9

Balance at December 31, 2012	$—	$—	$—	$—

5.	Statement of Cash Flows

Supplemental cash flow information is as follows:

Years ended December 31 (dollars in millions)	2012	2011	2010
Net change in current assets and liabilities, net of acquisitions:
Receivables	$(57.0)	$(28.1)	$(33.2)
Inventories	5.0	4.7	(32.0)
Other current assets	(0.8)	(4.5)	(1.5)
Trade payables	26.4	27.4	23.3
Accrued liabilities, including payroll and benefits	3.0	(1.8)	(0.7)
Income taxes payable	(13.3)	2.7	6.6

	$(36.7)	$0.4	$(37.5)

6.	Inventories

December 31 (dollars in millions)	2012	2011
Finished products	$74.4	$85.6
Work in process	12.0	10.6
Raw materials	100.0	98.9

Inventories, at FIFO cost	186.4	195.1
LIFO reserve	23.0	26.7

	$163.4	$168.4

The company recognized after-tax LIFO (income) expense of $(1.1) million, $0.4 million and $0.3 million in 2012, 2011 and 2010, respectively.

7.	Property, Plant and Equipment

December 31 (dollars in millions)	2012	2011
Land	$11.6	$11.7
Buildings	194.3	166.8
Equipment	455.8	418.7
Software	18.9	16.8

	680.6	614.0
Less accumulated depreciation and amortization	334.9	298.7

	$345.7	$315.3

8.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill during the years ended December 31, 2012 and 2011, consisted of the following:

(dollars in millions)	North America	Rest of World	Total
Balance at December 31, 2010	$267.4	$56.4	$323.8
Acquisition of businesses (see Note 3)	108.8	2.6	111.4
Currency translation adjustment	(1.3)	(0.1)	(1.4)

Balance at December 31, 2011	$374.9	$58.9	$433.8
Currency translation adjustment	1.5	0.1	1.6

Balance at December 31, 2012	$376.4	$59.0	$435.4

The carrying amount of other intangible assets consisted of the following:

	2012			2011
December 31 (dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets
Patents	$6.8	$(4.4)	$2.4	$6.8	$(3.6)	$3.2
Customer lists	231.0	(41.2)	189.8	231.0	(27.4)	203.6

Total amortizable intangible assets	237.8	(45.6)	192.2	237.8	(31.0)	206.8
Indefinite-lived intangible assets
Trade names	146.5	—	146.5	145.9	—	145.9

Total intangible assets	$384.3	$(45.6)	$338.7	$383.7	$(31.0)	$352.7

Amortization of other intangible assets of $14.6 million, $9.6 million, and $7.1 million was recorded in 2012, 2011 and 2010, respectively. In the future, the company expects amortization to approximate $14.7 million annually and the intangible assets will be amortized over a weighted average period of 16 years.

As a result of the sale of EPC and change in management reporting, the company reconsidered its segment reporting in the fourth quarter of 2011. These changes did not have a significant impact on how the company evaluates goodwill or other intangible assets for impairment. The company concluded that no goodwill impairment existed at the time of the annual impairment tests which were performed in the fourth quarters of 2012, 2011 and 2010. No impairments of other intangible assets were recorded in 2012 and 2011. In 2010, the company recognized an intangible asset impairment charge related to SWT of $3.3 million (see Note 4).

9.	Debt and Lease Commitments

December 31 (dollars in millions)	2012	2011
Bank credit lines, average year-end interest rate of 3.8% for 2012 and 6.8% for 2011	$9.4	$6.2
Revolving credit agreement borrowings, average year-end interest rate of 1.3% for 2012 and 1.8% for 2011	115.0	330.0
Commercial paper, average year-end interest rate of 1.2% for 2012 and 1.3% for 2011	39.3	27.7
Term notes with insurance companies, expiring through 2018, average year-end interest rate of 6.0% for 2012 and 5.9% for 2011	49.8	68.3
Canadian term notes with insurance companies, expiring through 2018, average year-end interest rate of 5.3% for 2012 and 2011	30.2	29.4

	243.7	461.6
Less long-term debt due within one year	18.6	18.6

Long-term debt	$225.1	$443.0

In December 2012, the company completed a $400 million multi-year multi-currency revolving credit agreement with a group of eight banks, which expires on December 12, 2017. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowings under the company’s bank credit lines and commercial paper borrowings are supported by the revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt at December 31, 2012 and 2011. At its option, the company maintains either cash balances or pays fees for bank credit and services.

Scheduled maturities of long-term debt within each of the five years subsequent to December 31, 2012 are as follows:

Years ending December 31 (dollars in millions)	Amount
2013	$18.6
2014	14.6
2015	14.6
2016	14.6
2017	172.5

Future minimum payments under non-cancelable operating leases relating mostly to office, manufacturing and warehouse facilities total $45.1 million and are due as follows:

Years ending December 31 (dollars in millions)	Amount
2013	$10.4
2014	9.4
2015	7.1
2016	5.0
2017	2.9
Thereafter	10.3

Rent expense, including payments under operating leases, was $18.3 million, $16.1 million and $13.9 million in 2012, 2011 and 2010, respectively.

Interest paid by the company including discontinued operations was $9.4 million, $11.5 million and $10.5 million in 2012, 2011 and 2010, respectively.

10.	Stockholders’ Equity

The company’s authorized capital consists of three million shares of Preferred Stock $1 par value, 14 million shares of Class A Common Stock $5 par value, and 60 million shares of Common Stock $1 par value. The Common Stock has equal dividend rights with Class A Common Stock and is entitled, as a class, to elect one-third of the Board of Directors and has 1/10th vote per share on all other matters. Class A Common Stock is convertible to Common Stock on a one for one basis.

During 2012, 2011 and 2010, there were 595,853, 230,957 and 364,520 shares, respectively, of Class A Common Stock converted into Common Stock. Regular dividends paid on the A. O. Smith Corporation Class A Common Stock and Common Stock amounted to $0.72, $0.60 and $0.54 per share in 2012, 2011 and 2010, respectively.

In December 2007, the company’s Board of Directors authorized, and ratified on December 14, 2010, the purchase of 1.5 million shares of its outstanding Common Stock. 426,490 shares were purchased in 2012 at a total cost of $22.0 million. 611,589 shares were purchased in 2011 at a total cost of $23.5 million. No shares were purchased in 2010.

At December 31, 2012, 32,595 and 1,430,972 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock. At December 31, 2011, 32,595 and 1,817,815 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

Accumulated other comprehensive loss is as follows:

December 31 (dollars in millions)	2012	2011
Cumulative foreign currency translation adjustments	$19.5	$16.5
Unrealized net gain (loss) on cash flow derivative instruments less related income tax (provision) benefit of $(0.5) in 2012 and $0.1 in 2011	0.7	(0.3)
Pension liability less related income tax benefit of $217.9 in 2012 and $204.1 in 2011	(340.7)	(318.3)
Unrealized net gain on investments less related income tax provision of $(0.7)	—	1.2

	$(320.5)	$(300.9)

11.	Stock Based Compensation

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by shareholders in 2002. At the company’s annual meeting of stockholders on April 14, 2009, an amendment to the plan was approved to increase the authorized shares of Common Stock under the plan by 1,875,000. The number of shares available for granting of options or share units at December 31, 2012, was 1,633,354. Upon stock option exercise, restricted stock grant, or share unit vesting, shares are issued from Treasury stock.

Total stock based compensation cost recognized in 2012, 2011 and 2010 was $6.8 million, $5.7 million and $5.4 million, respectively.

Stock options

The stock options granted in 2012, 2011 and 2010 have a three year pro rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2012, 2011 and 2010 expire ten years after date of grant. Stock option compensation recognized in 2012, 2011 and 2010 was $3.2 million, $2.8 million and $2.2 million, respectively. Included in the stock option expense recognized in 2012, 2011 and 2010 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

11.	Stock Based Compensation (continued)

Changes in option shares, all of which are Common Stock, were as follows:

	Weighted-Avg. Per Share	Years Ended December 31			(dollars in millions) Aggregate Intrinsic Value

	Exercise Price	2012	2011	2010
Outstanding at beginning of year	$24.84	1,421,867	1,623,101	1,630,751
Granted
2012—$44.16 to $45.97 per share		191,000
2011—$43.12 to $44.12 per share			178,200
2010—$27.93 per share				237,000
Exercised
2012—$16.43 to $43.12 per share		(843,417)			$18.4
2011—$15.99 to $27.93 per share			(364,081)		7.7
2010—$9.04 to $25.84 per share				(240,801)	3.3
Forfeited
2012—$27.93 to $45.97 per share		(4,083)
2011—$19.00 to $43.12 per share			(15,353)
2010—$19.00 to $27.93 per share				(3,849)

Outstanding at end of year
(2012—$15.99 to $45.97 per share)	33.43	765,367	1,421,867	1,623,101

Exercisable at end of year	26.05	409,656	989,933	951,035

The aggregate intrinsic value for the outstanding and exercisable options as of December 31, 2012 is $22.7 million and $15.2 million, respectively. The average remaining contractual life for outstanding and exercisable options is eight years and seven years, respectively.

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and exercisable at December 31, 2012:

Range of Exercise Prices	Options Outstanding at December 31, 2012	Weighted- Average Exercise Price	Options Exercisable at December 31, 2012	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
$15.99 to $19.47	142,000	$18.60	142,000	$18.60	7 years
$21.34 to $24.02	48,001	23.76	48,001	23.76	6 years
$25.84 to $45.97	575,366	37.90	219,655	31.37	9 years

	765,367		409,656

The weighted-average fair value per option at the date of grant during 2012, 2011 and 2010, using the Black-Scholes option-pricing model, was $16.52, $16.51 and $10.19, respectively. Assumptions were as follows:

	2012	2011	2010
Expected life (years)	6.2	6.4	6.4
Risk-free interest rate	2.0%	3.6%	3.6%
Dividend yield	1.4%	1.3%	1.9%
Expected volatility	39.4%	38.4%	38.7%

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

Restricted stock and share units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 83,930, 75,625 and 101,873 share units under the plan in 2012, 2011 and 2010, respectively. Compensation expense was recognized ratably over the vesting period.

The share units were valued at $3.9 million, $3.3 million and $2.9 million at the date of issuance in 2012, 2011 and 2010, respectively, and will be recognized as compensation expense ratably over the three-year vesting period. Compensation expense of $3.6 million, $2.9 million and $3.2 million was recognized in 2012, 2011 and 2010, respectively. Included in share based compensation is expense associated with the accelerated vesting of share unit awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

A summary of share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Outstanding at January 1, 2012	286,554	$27.36
Granted	83,930	45.97
Vested	(132,974)	18.80
Forfeited/cancelled	(3,004)	37.42

Outstanding at December 31, 2012	234,506	$38.74

Total compensation expense for share units not yet recognized is $2.7 million at December 31, 2012. The weighted average period over which the expense is expected to be recognized is 17 months.

12.	Pension and Other Post-retirement Benefits

The company provides retirement benefits for all U.S. employees including benefits for employees of previously owned businesses which were earned up to the date of sale. The company also has two foreign pension plans, neither of which are material to the company’s financial position.

The company has a defined contribution plan which matches 100 percent of the first one percent of contributions made by participating employees and matches 50 percent of the next five percent of employee contributions. The company also has defined contribution plans for certain hourly employees which provide for matching company contributions.

The company also has a defined benefit plan for salaried employees and its non-union hourly workforce. In the fourth quarter of 2009, the company announced employees hired after January 1, 2010, will not participate in the defined benefit plan, and benefit accruals for the majority of current salaried and non-union hourly employees will stop at the end of 2014. This change resulted in a plan curtailment and reduced the plan’s liability by $12.3 million. No curtailment gain was recognized because the reduction in liability was offset by existing unrecognized losses. An additional company contribution will be made to the defined contribution plan in lieu of participation in a defined benefit plan. The company also has defined benefit and contribution plans for certain union hourly employees.

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

	Pension Benefits		Post-retirement Benefits
Years ended December 31 (dollars in millions)	2012	2011	2012	2011
Accumulated Benefit Obligation (ABO) at December 31	$978.7	$895.1	N/A	N/A
Change in projected benefit obligations (PBO)
PBO at beginning of year	$(906.5)	$(862.1)	$(12.7)	$(14.9)
Service cost	(7.8)	(9.1)	(0.1)	(0.1)
Interest cost	(43.6)	(44.1)	(0.5)	(0.7)
Participant contributions	—	—	(0.3)	(0.3)
Plan amendments	—	(1.6)	—	—
Actuarial (loss) gain including assumption changes	(90.3)	(52.0)	1.1	1.9
Benefits paid	60.5	60.4	1.1	1.4
Curtailment	—	2.0	—	—

PBO at end of year	$(987.7)	$(906.5)	$(11.4)	$(12.7)

Change in Fair Value of Plan Assets
Plan assets at beginning of year	$768.6	$640.8	$—	$—
Actual return on plan assets	91.2	11.3	—	—
Contribution by the company	1.2	176.9	0.8	1.1
Participant contributions	—	—	0.3	0.3
Benefits paid	(60.5)	(60.4)	(1.1)	(1.4)

Plan assets at end of year	$800.5	$768.6	$—	$—

Funded status	$(187.2)	$(137.9)	$(11.4)	$(12.7)
Amount recognized in the balance sheet
Current liabilities	$—	$—	$(0.8)	$(1.1)
Non-current liabilities	(187.2)	(137.9)	(10.6)	(11.6)

Net pension liability at end of year	$(187.2)*	$(137.9)*	$(11.4)	$(12.7)

Amounts recognized in Accumulated Other Comprehensive Loss Before Tax
Net actuarial loss (gain)	$567.9	$532.0	$(3.5)	$(2.8)
Prior service cost	(8.1)	(8.9)	—	—

Total recognized in accumulated other comprehensive loss	$559.8	$523.1	$(3.5)	$(2.8)

*	In addition, the company has recorded a liability for a foreign pension plan of $2.9 million and $1.6 million at December 31, 2012 and 2011, respectively and an accumulated other comprehensive loss of $2.3 million and $2.1 million at December 31, 2012 and 2011, respectively.

12.	Pension and Other Post-retirement Benefits (continued)

	Pension Benefits			Post-retirement Benefits
Years ended December 31 (dollars in millions)	2012	2011	2010	2012	2011	2010
Net periodic benefit cost
Service cost	$7.8	$9.1	$8.6	$0.1	$0.2	$0.2
Interest cost	43.5	44.2	46.7	0.5	0.7	0.8
Expected return on plan assets	(68.8)	(70.6)	(61.6)	—	—	—
Amortization of unrecognized:
Net actuarial loss	32.1	24.4	17.7	(0.4)	(0.4)	(0.4)
Prior service cost	(0.8)	(0.9)	(0.9)	—	—	—
Curtailment and other one-time charges	—	(1.3)	—	—	(2.1)	—

Defined-benefit plan cost	13.8	4.9	10.5	$0.2	$(1.6)	$0.6

Various U.S. defined contribution plans cost	5.0	5.6	5.8

	$18.8	$10.5 *	$16.3 *

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial loss (gain)	$68.0	$109.3	$25.4	$(1.1)	$0.2	$(2.1)
Amortization of net actuarial (loss) gain	(32.1)	(24.4)	(17.7)	0.4	0.4	0.4
Prior service cost	—	2.8	—
Amortization of prior service cost	0.8	0.9	0.9	—	(0.1)	(0.1)

Total recognized in other comprehensive loss	36.7	88.6	8.6	(0.7)	0.5	(1.8)

Total Recognized in Net Periodic Cost (Benefit) and Other Comprehensive Loss	$50.5	$93.5	$19.1	$(0.5)	$(1.1)	$(1.2)

The estimated net actuarial loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2013 are $41.7 million and $(0.9) million, respectively. The estimated net actuarial loss and prior year service cost for the post-retirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2013 are each less than $0.3 million. As permitted under ASC 715 (formerly SFAS 87 and paragraph 53 of SFAS 106), the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

The 2012 and 2011 after tax adjustments for additional minimum pension liability resulted in other comprehensive loss of $22.4 million and $54.5 million, respectively.

*	Includes $(1.6) million and $0 million of defined benefit plan (expense) income and $0.9 million and $1.2 million of defined contribution plans expense that were included in earnings from discontinued operations for 2011 and 2010, respectively.

12.	Pension and Other Post-retirement Benefits (continued)

Assumptions

Actuarial assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2012	2011	2012	2011
Discount rate	4.05%	4.90%	4.05%	4.90%
Average salary increases	4.00%	4.00%	4.00%	4.00%

Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
Years ended December 31	2012	2011	2010	2012	2011	2010
Discount rate	4.90%	5.35%	5.80%	4.90%	5.35%	5.80%
Expected long-term return on plan assets	8.50%	8.75%	8.75%	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

In developing the expected long-term rate of return assumption, the company evaluated its pension plan’s target and actual asset allocation and expected long-term rates of return of equity and bond indices. The company also considered its pension plan’s historical ten-year and 25-year compounded annualized returns of 7.6 percent and 9.8 percent, respectively.

Assumed health care cost trend rates

Assumed health care cost trend rates as of December 31 are as follows:

	2012	2011
Health care cost trend rate assumed for next year	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2016

A one-percentage-point change in the assumed health care cost trend rates would not result in a material impact on the company’s consolidated financial statements.

Plan Assets

The company’s pension plan weighted asset allocations as of December 31 by asset category are as follows:

Asset Category	2012	2011
Equity securities	62%	55%
Debt securities	33	37
Private equity	4	5
Other	1	3

	100%	100%

12.	Pension and Other Post-retirement Benefits (continued)

The following tables present the fair value measurement of the company’s plan assets as of December 31, 2012 and 2011 (dollars in millions):

		December 31, 2012
Asset Category	Total	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non- observable Inputs (Level 3)
Short-term investments	$23.3	$—	$—	$23.3
Equity Securities
Common stocks	300.2	300.2	—	—
Preferred stocks	—	—	—	—
Commingled equity funds	178.3	—	178.3	—
Fixed Income Securities
U.S. Treasury securities	90.1	90.1	—	—
Government agency securities	3.2	—	3.2	—
Corporate asset backed securities	—	—	—	—
Corporate collateralized mortgage backed securities and collateralized mortgage obligations	—	—	—	—
Other fixed income securities	49.6	—	49.3	0.3
Commingled fixed income funds	120.6	—	120.6	—
Other types of investments
Private equity	34.4	—	—	34.4

Total fair value of plan asset investments	$799.7	$390.3	$351.4	$58.0

Non-investment plan assets	0.8

Total plan assets	$800.5

		December 31, 2011
Asset Category	Total	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non- observable Inputs (Level 3)
Short-term investments	$39.7	$—	$—	$39.7
Equity Securities
Common stocks	267.6	267.6	—	—
Preferred stocks	—	—	—	—
Commingled equity funds	146.1	—	146.1	—
Fixed Income Securities
U.S. Treasury securities	74.8	74.8	—	—
Government agency securities	3.7	—	3.7	—
Corporate asset backed securities	0.2	—	0.2	—
Corporate collateralized mortgage backed securities and collateralized mortgage obligations	1.2	—	1.2	—
Other fixed income securities	92.4	—	92.2	0.2
Commingled fixed income funds	106.6	—	106.6	—
Other types of investments
Private equity	34.7	—	—	34.7

Total fair value of plan asset investments	$767.0	$342.4	$350.0	$74.6

Non-investment plan assets	2.0

Total plan assets	$769.0

12.	Pension and Other Post-retirement Benefits (continued)

The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2012 and 2011 (dollars in millions):

	Short Term Investments	Other Fixed Income Securities	Private Equity	Total
Balance at December 31, 2010	$12.7	$0.2	$37.7	$50.6
Actual return (loss) on plan assets:
Relating to assets still held at the reporting date	—	—	(4.4)	(4.4)
Relating to assets sold during the period	—	—	9.8	9.8
Purchases, sales and settlements	27.0	—	(8.4)	18.6

Balance at December 31, 2011	$39.7	$0.2	$34.7	$74.6
Actual return (loss) on plan assets:
Relating to assets still held at the reporting date	—	0.1	0.3	0.4
Relating to assets sold during the period	—	—	3.8	3.8
Purchases, sales and settlements	(16.4)	—	(4.4)	(20.8)

Balance at December 31, 2012	$23.3	$0.3	$34.4	$58.0

The company’s investment policies employ an approach whereby a diversified blend of equity and bond investments is used to maximize the long-term return of plan assets for a prudent level of risk. Equity investments are diversified across domestic and non-domestic stocks, as well as growth, value, and small to large capitalizations. Bond investments include corporate and government issues, with short-, mid- and long-term maturities, with a focus on investment grade when purchased. The company’s current allocation to equity managers is between 60 to 65 percent with the remainder allocated primarily to bonds and a small allocation to private equity managers and cash. Investment and market risks are measured and monitored on an ongoing basis through regular investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

12.	Pension and Other Post-retirement Benefits (continued)

The company’s actual asset allocations are in line with target allocations. The company regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.

There was no company stock included in plan assets at December 31, 2012.

Cash Flows

The company was not required to and did not make any contributions in 2012 and is not required to make a contribution in 2013.

Estimated Future Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years ending December 31 (dollars in millions)	Pension Benefits	Post-retirement Benefits
2013	$60.4	$0.9
2014	59.8	0.8
2015	65.4	0.8
2016	60.9	0.8
2017	64.7	0.8
2018 – 2022	308.1	3.8

13.	Investment in Shares of RBC Common Stock

As discussed in Note 2, the company received approximately 2.83 million shares of RBC common stock as part of the proceeds of its sale of EPC to RBC. The value of those shares at December 31, 2011 was $144.4 million. One half of the company’s shares of RBC common stock were classified as available for sale securities and were recorded at fair value with an unrealized after-tax gain of $1.2 million included in other comprehensive earnings as of December 31, 2011. The company entered into an equity collar contract for the remaining half of its shares of RBC common stock which were classified as trading securities. Those shares were also recorded at fair value. See Note 1 for further discussion regarding the equity collar. During the first quarter of 2012, the company sold all of its shares of RBC common stock for net proceeds of $187.6 million or an average price of $66.19 per share. Net pre-tax gains of $27.2 million were recorded in other (income) expense-net in the consolidated statement of earnings in the first quarter of 2012. The net pre-tax $27.2 million gain was comprised of $43.2 million of gains on the sale of the shares of RBC common stock, the recognition of a $1.9 million gain previously recognized in other comprehensive loss at December 31, 2011 and the write off of $17.9 million, the value of the collar at December 31, 2011. The $187.6 million of net proceeds received in 2012 were used to pay down debt.

14.	Ashland City, TN Facility Flood

Starting May 3, 2010, production at the company’s largest water heater manufacturing plant located in Ashland City, TN was temporarily shut down due to flooding of the Cumberland River. Water heater production was shifted to other company plants located in the United States, Canada and Mexico. The company resumed production at the Ashland City, TN plant in June 2010. The impact from the flood was essentially completed by year end 2010.

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

The net inventory loss, totaling $16.4 million, included the cost of raw materials, work-in-process and finished goods inventories that were not able to be used or sold due to flood damage.

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

Insurance proceeds

In 2010, the company maintained property damage and business interruption insurance coverage applicable to its Ashland City, TN plant totaling $30 million. The company also had federal flood insurance policies and $1.9 million was recovered. The company received total insurance proceeds of $31.9 million.

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

15.	Income Taxes

The components of the provision (benefit) for income taxes from continuing operations consisted of the following:

Years ended December 31 (dollars in millions)	2012	2011	2010
Current:
Federal	$51.5	$(28.0)	$(2.9)
State	7.2	(5.2)	2.4
International	17.0	4.9	14.1
Deferred:
Federal	(3.8)	63.3	7.0
State	4.6	11.9	0.5
International	(5.3)	3.4	(3.8)

	$71.2	$50.3	$17.3

15.	Income Taxes (continued)

The provision for income taxes differs from the U.S. federal statutory rate due to the following items:

Years ended December 31	2012	2011	2010
Provision at U.S. federal statutory rate	35.0%	35.0%	35.0%
State income and franchise taxes, net of federal benefit	3.3	3.2	1.6
International income tax rate differential	(5.6)	(4.3)	(13.4)
U.S. manufacturing credit	(2.1)	—	—
Research tax credits	—	(0.6)	(0.4)
State tax credits	—	(2.3)	—
Other	(0.2)	0.1	0.5

	30.4%	31.1%	23.3%

Components of earnings from continuing operations before income taxes were as follows:

Years ended December 31 (dollars in millions)	2012	2011	2010
U.S.	$158.6	$117.8	$12.4
International	75.2	43.7	62.0

	$233.8	$161.5	$74.4

Total income taxes paid by the company including discontinued operations amounted to $103.0 million, $117.2 million, and $12.3 million in 2012, 2011 and 2010, respectively.

Included in the 2011 gain on sale of EPC was an additional income tax accrual due to the company’s assertion that certain foreign earnings derived from the sale of EPC were not considered permanently reinvested by the company. In the fourth quarter of 2012, the company recorded discontinued operations expense of $6.4 million representing the correction of an error primarily due to its calculation of taxes due upon repatriation of undistributed foreign earnings. The correction was not material to any previously reported financial period or to the year ended December 31, 2012 and as a result has been reported as the correction of an error in the year ended December 31, 2012. As of December 31, 2012, the company has $61.9 million accrued for its estimate of the tax costs due upon repatriation of undistributed foreign earnings it considers to be not permanently reinvested. At December 31, 2012, the company had undistributed foreign earnings of $663.0 million, of which $392.0 million are considered permanently reinvested. No U.S. income tax provision or foreign withholding tax provisions have been made on foreign earnings that remain permanently reinvested. Determination of the amount of unrecognized deferred tax liability on the undistributed earnings considered permanently reinvested is not practicable. In addition, no provision or benefit for U.S. income taxes has been made on foreign currency translation gains or losses. As of December 31, 2012, $457.1 million of cash and cash equivalents were held by our foreign subsidiaries.

The tax effects of temporary differences of assets and liabilities between income tax and financial reporting are as follows:

December 31 (dollars in millions)
	2012		2011
	Assets	Liabilities	Assets	Liabilities
Employee benefits	$90.2	$—	$71.5	$—
Product liability and warranties	57.3	—	60.6	—
Inventories	—	2.4	—	3.3
Accounts receivable	11.2	—	9.6	—
Property, plant and equipment	—	35.7	—	35.1
Intangibles	—	32.9	—	29.1
Environmental	3.2	—	3.3	—
RBC stock and collar	—	—	—	8.5
Undistributed foreign earnings	—	65.1	—	56.5
Tax loss and credit carryovers	15.3	—	17.0	—
All other	1.5	—	0.4	—
Valuation allowance	(7.4)	—	(8.4)	—

	$171.3	$136.1	$154.0	$132.5

Net asset	$35.2		$21.5

15.	Income Taxes (continued)

These deferred tax assets and liabilities are classified in the balance sheet as current or long-term based on the balance sheet classification of the related assets and liabilities as follows:

December 31 (dollars in millions)	2012	2011
Current deferred income tax assets	$33.2	$24.6
Long-term deferred income tax (liabilities) assets	2.0	(3.1)

Net asset	$35.2	$21.5

A reconciliation of the beginning and ending amounts of tax loss carryovers, credit carryovers and valuation allowances follows:

December 31 (dollars in millions)
	Net Operating Losses and Tax Credits		Valuation Allowances
	2012	2011	2012	2011
Beginning balance	$17.0	$16.0	$8.4	$1.9
Additions	2.0	10.3	3.0	6.6
Reductions	(3.7)	(9.3)	(4.0)	(0.1)

Ending balance	$15.3	$17.0	$7.4	$8.4

The company has foreign net operating loss carryovers that expire in 2014 through 2020, a foreign tax credit carryover that expires in 2021, and state and local net operating loss carryovers that expire between 2013 and 2030.

A reconciliation of the beginning and ending amount of unrecognized benefits is as follows:

(Dollars in millions)	2012	2011
Balance at January 1	$1.8	$2.0
Additions based on tax positions related to the current year	—	—
Reductions for tax positions of prior years	(0.5)	(0.2)

Balance at December 31	$1.3	$1.8

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.9 million. The company recognizes potential interest and penalties related to unrecognized tax benefits as a component of tax expense. At December 31, 2012 there was $0.2 million of interest and penalties accrued. It is anticipated there will be a $0.2 million decrease in total amount of unrecognized tax benefits in the next 12 months. The company’s U.S. federal income tax returns for 2008-2012 are subject to audit. The company is subject to state and local income tax audits for tax years 2000-2012. The company is subject to non-U.S. income tax examinations for years 2006-2012.

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

The company is subject to various claims and pending lawsuits for product liability and other matters arising out of the conduct of the company’s business. With respect to product liability claims, the company has self-insured a portion of its product liability loss exposure for many years. The company has established reserves which it believes are adequate to cover incurred claims. For the years ended December 31, 2012 and 2011, the company had $125 million of product liability insurance for individual losses in excess of $5 million. The company periodically reevaluates its exposure on claims and lawsuits and makes adjustments to its reserves as appropriate. The company believes, based on current knowledge, consultation with counsel, adequate reserves and insurance coverage, that the outcome of such claims and lawsuits will not have a material adverse effect on the company’s financial position, results of operations or cash flows.

17.	Operations by Segment

Prior to the sale of EPC the company had identified two segments, Water Products Company and EPC. As a result of the sale of EPC and a change in management reporting, the company reconsidered its segment reporting in the fourth quarter of 2011 and determined that it is comprised of two reporting segments: North America and Rest of World. The Rest of World segment is primarily comprised of China, India and Europe. Both segments manufacture and market comprehensive lines of residential gas, gas tankless and electric water heaters and commercial water heating equipment. Both segments primarily serve their respective regions of the world. The North America segment also manufactures and markets specialty commercial water heating equipment, condensing and non-condensing boilers and water system tanks. The Rest of World segment also manufactures and markets water treatment products, primarily in Asia.

The accounting policies of the reportable segments are the same as those described in the “Summary of Significant Accounting Policies” outlined in Note 1. Operating earnings, defined by the company as earnings before interest, taxes, general corporate and corporate research and development expenses, was used to measure the performance of the segments.

	Earnings			Net Sales
Years ended December 31 (dollars in millions)	2012	2011	2010	2012	2011	2010
North America	$199.8	$154.0	$91.2	$1,430.8	$1,289.5	$1,155.4
Rest of World	59.6	42.7	42.4	542.5	455.6	368.9
Inter-segment	—	(0.2)	(0.7)	(34.0)	(34.6)	(35.0)

Total segments – operating earnings	$259.4	$196.5	$132.9	$1,939.3	$1,710.5	$1,489.3

Corporate	(16.4)	(25.7)	(51.6)
Interest expense	(9.2)	(9.3)	(6.9)

Earnings before income taxes	233.8	161.5	74.4
Provision for income taxes	(71.2)	(50.3)	(17.3)

Earnings from continuing operations	$162.6	$111.2	$57.1

In 2012, sales to the North America segment’s two largest customers were $284.0 million and $194.8 million which represented 15 percent and ten percent of the company’s net sales, respectively. In 2011, sales to the North America segment’s two largest customers were $273.1 million and $194.7 million which represented 16 percent and 11 percent of the company’s net sales, respectively. In 2010, sales to the North America segment’s two largest customers were $237.9 million and $177.3 million which represent 16 percent and 12 percent of the company’s net sales, respectively.

17.	Operations by Segment (continued)

Assets, depreciation and capital expenditures by segment

	Total Assets (December 31)			Depreciation and Amortization (Years Ended December 31)			Capital Expenditures (Years Ended December 31)
(dollars in millions)	2012	2011	2010	2012	2011	2010	2012	2011	2010
North America	$1,306.2	$1,319.2	$868.3	$39.3	$33.9	$30.2	$24.7	$31.6	$37.8
Rest of World	420.2	342.4	299.7	14.3	12.4	10.0	40.3	20.5	13.8
Corporate assets	538.8	687.4	271.0	1.0	0.7	0.6	4.9	1.4	1.9
EPC discontinued operations	—	—	671.6	—	—	—	—	—	—

Total	$2,265.2	$2,349.0	$2,110.6	$54.6	$47.0	$40.8	$69.9	$53.5	$53.5

The majority of corporate assets consist of cash, cash equivalents, marketable securities and deferred income taxes.

Net sales and long-lived assets by geographic location

The following data by geographic area includes net sales based on product shipment destination and long-lived assets based on physical location. Long-lived assets include net property, plant and equipment and other long-term assets and long-lived assets of previously owned businesses.

	Long-lived Assets (December 31)				Net Sales (Years Ended December 31)
(dollars in millions)	2012	2011	2010		2012	2011	2010
United States	$219.1	$218.2	$173.2	United States	$1,241.0	$1,094.3	$960.4
China	99.6	70.7	57.1	China	461.2	382.2	304.4
Canada	20.4	20.9	22.2	Canada	150.1	160.2	160.4
Other Foreign	35.9	32.0	31.2	Other Foreign	87.0	73.8	64.1

Total	$375.0	$341.8	$283.7	Total	$1,939.3	$1,710.5	$1,489.3

18.	Quarterly Results of Operations (Unaudited)

(dollars in millions, except per share amounts)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2012	2011	2012	2011	2012	2011	2012	2011
Net sales	$468.6	$417.4	$484.2	$405.3	$462.3	$412.0	$524.2	$475.8
Gross profit	149.1	127.0	160.5	111.9	156.8	118.7	185.6	155.0
Earnings (loss)
Continuing operations	47.5	24.2	35.0	28.6	37.0	26.9	43.1	31.5
Discontinued operations	—	16.8	—	21.7	—	155.4	(3.9)	0.6

Net earnings	$47.5	$41.0	$35.0	$50.3	$37.0	$182.3	$39.2	$32.1

Basic earnings (loss) per share
Continuing operations	1.03	0.52	0.76	0.62	0.80	0.58	0.93	0.68
Discontinued operations	—	0.37	—	0.47	—	3.36	(0.08)	0.01

Net	1.03	0.89	0.76	1.09	0.80	3.94	0.85	0.69

Diluted earnings (loss) per share
Continuing operations	1.02	0.52	0.75	0.62	0.79	0.58	0.93	0.68
Discontinued operations	—	0.36	—	0.46	—	3.33	(0.08)	0.01

Net	1.02	0.88	0.75	1.08	0.79	3.91	0.85	0.69

Common dividends declared	0.16	0.14	0.16	0.14	0.20	0.16	0.20	0.16

Net earnings per share are computed separately for each period and, therefore, the sum of such quarterly per share amounts may differ from the total for the year.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as of the end of the period covered by this report. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period our disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act, and that information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2012 as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has not been any change in the company’s internal control over financial reporting during the year ended December 31, 2012 that has materially affected, or is reasonable likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

A.O. Smith Corporation

We have audited A.O. Smith Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). A.O. Smith Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, A.O. Smith Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of A.O. Smith Corporation as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 27, 2013 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 27, 2013

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the headings “Election of Directors” and “Board Committees” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference. The information required regarding Executive Officers of the company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

We have a separately designated Audit Committee on which Gene C. Wulf, Gloster B. Current, Jr., Mark D. Smith and Idelle K. Wolf serve, with Mr. Wulf, as Chairperson. All members are independent under applicable SEC and New York Stock Exchange rules; Ms. Wolf and Mr. Wulf are “audit committee financial experts” in accordance with SEC rules.

We have adopted a Financial Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. As a best practice, this code has been executed by all other company officers and key financial and accounting personnel as well. In addition, we have adopted a general code of business conduct for our directors, officers and all employees, which is known as the A. O. Smith Guiding Principles. The Financial Code of Ethics, the A. O. Smith Guiding Principles and other company corporate governance matters are available on our website at www.aosmith.com. We are not including the information contained on our website as a part, of or incorporating it by reference into, this Form 10-K. We intend to disclose on this website any amendments to, or waivers from, the Financial Code of Ethics or the A. O. Smith Guiding Principles that are required to be disclosed pursuant to SEC rules. There have been no waivers of the Financial Code of Ethics or the A. O. Smith Guiding Principles. Stockholders may obtain copies of any of these corporate governance documents free of charge by writing to the Corporate Secretary at the address on the cover page of this Form 10-K.

The information included under the heading “Compliance with Section 16(a) of the Securities Exchange Act” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 11 – EXECUTIVE COMPENSATION

The information included under the headings “Executive Compensation,” “Director Compensation,” “Report of the Personnel and Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in the company’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the headings “Principal Stockholders” and “Security Ownership of Directors and Management” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,069,195	(1)	33.43	(2)	1,633,354	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	1,069,195		33.43		1,633,354

(1)	Consists of 765,367 shares subject to stock options, 234,506 shares subject to employee share units and 69,322 shares subject to director share units.
(2)	Represents the weighted average exercise price of outstanding options and does not take into account outstanding share units.
(3)

Represents securities remaining available for issuance under the A. O. Smith Combined Incentive Compensation Plan. If any awards lapse, expire, terminate or are cancelled without issuance of shares, or shares are forfeited under any award, then such shares will become available for issuance under the A. O. Smith Combined Incentive Compensation Plan, hereby increasing the number of securities remaining available.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information included under the headings “Director Independence and Financial Literacy”, “Compensation Committee Interlocks and Insider Participation” and “Procedure for Review of Related Party Transactions” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information included under the heading “Report of the Audit Committee” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) required by this Item 14 is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements of the Company

Form 10-K Page Number
The following consolidated financial statements of A. O. Smith
Corporation are included in Item 8:
Consolidated Balance Sheets at December 31, 2012 and 2011	28
For each of the three years in the period ended December 31, 2012:
– Consolidated Statement of Earnings	29
– Consolidated Statement of Comprehensive Earnings	29
– Consolidated Statement of Cash Flows	30
– Consolidated Statement of Stockholders’ Equity	31

Notes to Consolidated Financial Statement	32 - 59

2. Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts	68

Schedules not included have been omitted because they are not applicable.

3.	Exhibits – see the Index to Exhibits on pages 69 – 74 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K are listed as Exhibits 10(a) through 10(m) in the Index to Exhibits.

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

A. O. SMITH CORPORATION

Date: February 27, 2013	By:	/s/ Paul W. Jones
Paul W. Jones
Executive Chairman of
the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 27, 2013 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Signature

PAUL W. JONES	/s/ Paul W. Jones
Executive Chairman of the Board of Directors	Paul W. Jones

AJITA G. RAJENDRA	/s/ Ajita G. Rajendra
Director	Ajita G. Rajendra
President and Chief Executive Officer

JOHN J. KITA	/s/ John J. Kita
Executive Vice President and Chief Financial Officer	John J. Kita

DANIEL L. KEMPKEN	/s/ Daniel L. Kempken
Vice President and Controller	Daniel L. Kempken

RONALD D. BROWN	/s/ Ronald D. Brown
Director	Ronald D. Brown

GLOSTER B. CURRENT, Jr.	/s/ Gloster B. Current, Jr.
Director	Gloster B. Current, Jr.

WILLIAM P. GREUBEL	/s/ William P. Greubel
Director	William P. Greubel

MATHIAS F. SANDOVAL	/s/ Mathias F. Sandoval
Director	Mathias F. Sandoval

BRUCE M. SMITH	/s/ Bruce M. Smith
Director	Bruce M. Smith

MARK D. SMITH	/s/ Mark D. Smith
Director	Mark D. Smith

IDELLE K. WOLF	/s/ Idelle K. Wolf
Director	Idelle K. Wolf

GENE C. WULF	/s/ Gene C. Wulf
Director	Gene C. Wulf

INDEX TO EXHIBITS

Exhibit Number	Description

(2)(i)		Agreement and Plan of Merger, dated as of December 9, 2008, among A. O. Smith Corporation, SICO Acquisition, LLC, Smith Investment Company and Smith Investment Company LLC, incorporated by reference to the current report on Form 8-K dated December 9, 2008.

(2)(ii)		Asset and Stock Purchase Agreement, dated as of December 12, 2010, by and between A. O. Smith Corporation and Regal Beloit Corporation, incorporated by reference to the current report on Form 8-K dated December 12, 2010.

(2)(iii)		Shareholder Agreement, dated August 22, 2011, between A. O. Smith Corporation and Regal Beloit Corporation, incorporated by reference to the current report on Form 8-K dated August 22, 2011.

(3)(i)		Amended and Restated Certificate of Incorporation of A. O. Smith Corporation as amended April 22, 2009, incorporated by reference to the current report on Form 8-K dated April 22, 2009.

(3)(ii)		By-laws of A. O. Smith Corporation as amended April 11, 2006, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended June 30, 2006.

(4)	(a)	Amended and Restated Certificate of Incorporation of A. O. Smith Corporation as amended April 22, 2009, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended June 30, 2009.

	(b)	Amended and Restated Credit Agreement, dated as of December 12, 2012, among A. O. Smith Corporation, A. O Smith Enterprises Ltd., A. O. Smith International Holdings B.V., and the financial institutions and agents party thereto, incorporated by reference to the current report on Form 8-K dated December 12, 2012.

	(c)	The corporation has instruments that define the rights of holders of long-term debt that are not being filed with this Registration Statement in reliance upon Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of these instruments.

(10)	Material Contracts

	(a)	A. O. Smith Combined Incentive Compensation Plan, incorporated by reference as Exhibit A to the Proxy Statement filed on March 5, 2009 for the 2009 Annual Meeting of Stockholders.

	(b)	A. O. Smith Corporation Executive Life Insurance Plan, as amended January 1, 2009, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(c)	A. O. Smith Nonqualified Deferred Compensation Plan, adopted December 1, 2008, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(d)	A. O. Smith Corporation Executive Supplemental Pension Plan, as amended January 1, 2009, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(e)	A. O. Smith Corporation Executive Incentive Compensation Award Agreement, incorporated by reference to the Form S-8 Registration Statement filed by the corporation on July 30, 2007 (Reg. No. 333-144950).

	(f)	Offer Letter to Paul W. Jones, dated December 9, 2003, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2007.

	(g)	Offer Letter to Ajita G. Rajendra, dated September 20, 2004, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2007.

INDEX TO EXHIBITS (continued)

Exhibit Number	Description

	(h)	Amendment to Offer Letter to Ajita G. Rajendra Dated February 25, 2009, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(i)	Summary of Directors’ Compensation incorporated by reference to the quarterly report on Form 10-Q for the quarter ended June 30, 2012..

	(j)	A. O. Smith Corporation Incentive Compensation Award Agreement, entered into with Paul W. Jones, dated November 5, 2008, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 21, 2008.

	(k)	A. O. Smith Corporation Senior Leadership Severance Plan, incorporated by Reference to the quarterly report for Form 10-Q for the quarter ended June 30, 2009.

	(l)	Form of A. O. Smith Corporation Special Retention Award Agreement, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended March 31, 2011.

	(m)	Stockholder Agreement dated as of December 9, 2008, between A. O. Smith Corporation and each Smith Investment Company stockholder who becomes a signatory thereto, incorporated by reference to the current report on Form 8-K dated December 9, 2008.

(21)		Subsidiaries.

(23)		Consent of Independent Registered Public Accounting Firm.

(31.1)		Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 27, 2013.

(31.2)		Certification by the Executive Vice-President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 27, 2013.

(32.1)		Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32.2)		Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(101)		The following materials from A. O. Smith Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 are furnished herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statement of Earnings for the three years ended December 31, 2012, (iii) the Consolidated Statement of Comprehensive Earnings for the three years ended December 31, 2012, (iv) the Consolidated Statement of Cash Flows for the three years ended December 31, 2012, (v) the Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2012 and (vi) the Notes to Consolidated Financial Statements.

A. O. SMITH CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(Dollars in millions)

Years ended December 31, 2012, 2011 and 2010

Description	Balance at Beginning of Year	Charged to Costs and Expenses[1]	Acquisition of Businesses	Deductions [2]	Balance at End of Year
2012:
Valuation allowance for trade and notes receivable	$3.4	$1.6	$—	$(0.8)	$4.2
Valuation allowance for deferred tax assets	8.4	3.0	—	(4.0)	7.4
2011:
Valuation allowance for trade and notes receivable	$3.5	$0.8	$0.3	$(1.2)	$3.4
Valuation allowance for deferred tax assets	1.9	6.6	—	(0.1)	8.4
2010:
Valuation allowance for trade and notes receivable	3.4	0.2	—	(0.1)	3.5
Valuation allowance for deferred tax assets	1.5	0.4	—	—	1.9

[1]	Provision based upon estimated collection.
[2]	Uncollectible amounts/expenditures or adjustments charged against the reserve.