Form 10-Q
period 2013-03-31
SMITH A O CORP
filed 2013-05-06
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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

Class A Common Stock Outstanding as of April 30, 2013 — 6,619,395 shares

Common Stock Outstanding as of April 30, 2013 — 39,741,893 shares

(Outstanding shares do not give effect to a two-for-one stock split in the form of a 100 percent stock dividend to owners of record April 30, 2013 and payable May 15, 2013)

Index

A. O. Smith Corporation

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Three Months Ended March 31, 2013 and 2012

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net sales	$509.6	$468.6
Cost of products sold	330.3	319.5

Gross profit	179.3	149.1
Selling, general and administrative expenses	120.0	105.3
Restructuring, impairment and settlement expense - net	1.7	-
Interest expense	1.5	3.0
Other income	(1.0)	(29.1)

	57.1	69.9
Provision for income taxes	18.1	22.4

Net Earnings	$39.0	$47.5

Net Earnings Per Share of Common Stock	$0.42	$0.52

Diluted Net Earnings Per Share of Common Stock	$0.42	$0.51

Dividends Per Share of Common Stock	$0.10	$0.08

(Earnings per share and dividends per share above have been impacted by the two-for-one stock split in the form of a 100 percent stock dividend to owners of record on April 30, 2013 and payable May 15, 2013)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Three Months Ended March 31, 2013 and 2012

(dollars in millions)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net earnings	$39.0	$47.5
Other comprehensive (loss) earnings
Foreign currency translation adjustments	(1.5)	2.8
Unrealized net gain on cash flow derivative instruments, less related income tax provision of $(0.4) in 2013 and $(0.4) in 2012	0.7	0.6
Adjustment to additional minimum pension liability, less related income tax provision of $(3.9) in 2013	6.3	-
Reversal of unrealized gain on investments less related tax benefit of $0.7 in 2012	-	(1.2)

Comprehensive Earnings	$44.5	$49.7

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2013 and December 31, 2012

(dollars in millions)

	(unaudited) March 31, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$306.9	$266.9
Marketable securities	144.5	196.0
Receivables	423.7	425.4
Inventories	169.8	163.4
Deferred income taxes	32.6	33.2
Other current assets	28.3	22.3

Total Current Assets	1,105.8	1,107.2
Property, plant and equipment	690.5	680.7
Less accumulated depreciation	344.5	335.0

Net property, plant and equipment	346.0	345.7
Goodwill	436.0	435.4
Other intangibles	337.2	338.7
Other assets	42.1	38.2

Total Assets	$2,267.1	$2,265.2

Liabilities
Current Liabilities
Trade payables	$306.0	$328.9
Accrued payroll and benefits	40.0	46.5
Income taxes	13.4	0.2
Accrued liabilities	51.3	57.0
Product warranties	43.2	43.2
Long-term debt due within one year	18.6	18.6
Current liabilities - discontinued operations	4.6	4.6

Total Current Liabilities	477.1	499.0
Long-term debt	210.5	225.1
Pension liabilities	186.6	190.1
Other liabilities	149.4	148.3
Long-term liabilities - discontinued operations	7.8	8.6

Total Liabilities	1,031.4	1,071.1
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 13,304,280 and 13,309,876	66.6	66.6
Common Stock, $1 par value: authorized 120,000,000 shares; issued 82,033,936 and 82,049,542	82.0	82.0
Capital in excess of par value	583.1	580.5
Retained earnings	884.9	855.1
Accumulated other comprehensive loss	(315.0)	(320.5)
Treasury stock at cost	(65.9)	(69.6)

Total Stockholders’ Equity	1,235.7	1,194.1

Total Liabilities and Stockholders’ Equity	$2,267.1	$2,265.2

(Share related information above has been impacted by the two-for-one stock split in the form of 100 percent stock dividend to owners of record on April 30, 2013 and payable on May 15, 2013)

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2013 and 2012

(dollars in millions)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities

Net earnings	$39.0	$47.5
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	14.1	13.4
Pension expense	6.9	3.3
Loss on disposal of assets	-	0.1
Gain on sale of investments	-	(27.2)
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	(28.0)	(21.5)
Noncurrent assets and liabilities	4.6	(0.5)

Cash Provided by Operating Activities - continuing operations	36.6	15.1

Cash Used in Operating Activities - discontinued operations	(0.8)	(18.6)

Cash Provided by (Used in) Operating Activities	35.8	(3.5)

Investing Activities
Capital expenditures	(18.4)	(13.1)
Acquisitions	(6.1)	-
Investment in marketable securities	(31.7)	(60.9)
Net proceeds from sale of securities	83.0	122.9

Cash Provided by Investing Activities	26.8	48.9

Financing Activities
Long-term debt retired	(15.5)	(143.1)
Common stock repurchases	(3.5)	-
Net proceeds from stock option activity	5.8	8.8
Dividends paid	(9.4)	(7.3)

Cash Used in Financing Activities	(22.6)	(141.6)

Net increase (decrease) in cash and cash equivalents	40.0	(96.2)
Cash and cash equivalents - beginning of period	266.9	463.4

Cash and Cash Equivalents - End of Period	$306.9	$367.2

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K filed with the SEC on February 27, 2013.

Except where otherwise indicated, amounts reflected in the financial statements or the notes thereto relate to the company’s continuing operations.

On April 15, 2013, the company’s stockholders approved a proposal to increase the company’s authorized shares of Common Stock and the company’s board of directors declared a two-for-one stock split of the company’s Class A Common Stock and Common Stock (including treasury shares) in the form of a one hundred percent stock dividend to stockholders of record on April 30, 2013 and payable on May 15, 2013. All references in the financial statements and footnotes to the number of shares outstanding, price per share, per share amounts and stock based compensation data have been recast to reflect the split for all periods presented.

Certain other prior year amounts have been reclassified to conform to the 2013 presentation.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 allows an entity to first assess qualitative factors in determining whether events and circumstances indicate that it is more-likely-than not that an indefinite-lived intangible asset is impaired. If an entity determines that it is not more-likely-than not that the indefinite-lived intangible asset is impaired, then the entity is not required to perform a quantitative impairment test. ASU 2012-02 is effective for the year ending December 31, 2013. The adoption of this ASU will not have an impact on the company’s consolidated financial condition, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 sets requirements for presentation for significant items reclassified out of accumulated other comprehensive income to net income in reporting periods presented. ASU 2013-02 is effective prospectively beginning with the quarter ended March 31, 2013. The adoption of this guidance did not have an impact on the company’s financial condition or results of operations but required additional disclosure in the notes to the company’s financial statements. The company has complied with the disclosure requirements of ASU 2013-02 for the period ended March 31, 2013.

2.	Acquisition

On February 14, 2013, the company acquired 100 percent of the shares of MIM Isitma Sogutma Havalandirma ve Aritma Sistemleri San. Tic. A.S. (MIM), a privately-held Turkish water treatment company. The addition of MIM expands the company’s product offerings and gives the company access to Eastern Europe and Black Sea region water treatment markets. MIM is included in the Rest of World segment.

The company paid an aggregate cash purchase price of $6.1 million, subject to a finalization of working capital adjustments and contingent consideration, the fair value of which has been estimated at $1.0 million.

The fair value of the purchase price has preliminarily resulted in an allocation to acquired intangible assets totaling $4.8 million of which $2.0 million has been assigned to customer lists which are being amortized over ten years.

MIM’s results of operations have been included in the company’s financial statements from February 14, 2013, the date of acquisition. Revenues and pre-tax results associated with MIM included in results of operations in the quarter ended March 31, 2013 are not material to the company’s net sales or pre-tax earnings.

3.	Restructuring, Impairment and Settlement Expense - Net

In the first quarter 2013, the company announced a move of manufacturing operations from its Fergus, Ontario facility to other North American facilities and recognized $12.7 million of restructuring and impairment expenses, comprised of $5.2 million of severance costs and impairment charges related to long-lived assets totaling $7.5 million and a corresponding $3.2 million tax benefit related to the charge. The company anticipates the transition will be substantially completed by July 1, 2013.

On March 11, 2013, the company entered into a settlement agreement with a former supplier of a North American subsidiary regarding previous overcharges and warranty costs. The terms of the settlement agreement resulted in an $11.0 million cash payment to the company, a pre-tax gain of $11.0 million and a related $4.2 million tax expense.

The following table presents an analysis of the company’s restructuring, impairment and settlement reserve as of and for three months ended March 31, 2013 (dollars in millions):

	Severance Costs	Asset Impairment	Settlement Income	Total
Balance at December 31, 2012	$-	$-	$-	$-
Expense (income) recognized	5.2	7.5	(11.0)	1.7
Asset write-down	-	(7.5)	-	(7.5)
Settlement income	-	-	11.0	11.0

Balance at March 31, 2013	$5.2	$-	$-	$5.2

4.	Inventories

	(dollars in millions)
	March 31, 2013	December 31, 2012
Finished products	$78.6	$74.4
Work in process	13.0	12.0
Raw materials	101.2	100.0

	192.8	186.4
LIFO reserve	(23.0)	(23.0)

	$169.8	$163.4

5.	Long-Term Debt

The company has a $400 million multi-currency revolving credit agreement with eight banks. The facility expires on December 12, 2017 and has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Interest rates on borrowings under the facility are determined in part based upon the company’s leverage ratio.

Borrowings under bank credit lines and commercial paper borrowings are supported by the $400 million revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt at March 31, 2013.

6.	Product Warranties

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. The following table presents the company’s warranty liability activity.

	(dollars in millions)
	Three Months Ended March 31,
	2013	2012
Balance at January 1	$129.6	$131.9
Expense	15.0	15.4
Claims settled	(15.7)	(15.3)

Balance at March 31	$128.9	$132.0

7.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended March 31,
	2013	2012
Denominator for basic earnings per share - weighted average shares	92,551,062	92,206,386
Effect of dilutive stock options	633,828	770,286

Denominator for diluted earnings per share	93,184,890	92,976,672

Basic and diluted weighted-average shares give effect to a two-for-one stock split payable on May 15, 2013.

8.	Stock Based Compensation

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. At the company’s annual meeting of stockholders on April 16, 2012 the plan was reauthorized by stockholders and the number of shares available for granting of options or share units at March 31, 2013 was 2,785,974. All share references in this note give effect to a two-for-one stock split payable on May 15, 2013. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.

Total stock based compensation cost recognized in the three month periods ended March 31, 2013 and 2012 was $4.0 million and $2.4 million, respectively.

Stock Options

The stock options granted in the three month periods ended March 31, 2013 and 2012, have three year pro-rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2013 and 2012 expire ten years after date of grant. Options are expensed ratably over the three year vesting period. Stock based compensation cost attributable to stock options in the three month periods ended March 31, 2013 and 2012 was $1.8 million and $1.1 million, respectively. Included in the stock option expense for the three month periods ended March 31, 2013 and 2012 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

Changes in option awards, all of which relate to Common Stock, were as follows for the three months ended March 31, 2013:

	Weighted-Avg. Per Share Exercise Price	Three Months Ended March 31, 2013	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)

Outstanding at January 1, 2013	$16.72	1,530,734

Granted	34.96	352,200

Exercised	13.37	(221,740)

Forfeited	30.66	(1,866)

Outstanding at March 31, 2013	21.01	1,659,328	8 years	$26.2

Exercisable at March 31, 2013	$15.34	957,222	7 years	$20.5

The weighted-average fair value per option at the date of grant during the three months ended March 31, 2013 and 2012 using the Black-Scholes option-pricing model was $12.45 and $8.26, respectively. Assumptions were as follows:

8.	Stock Based Compensation (continued)

	Three Months Ended March 31,
	2013	2012
Expected life (years)	6.1	6.2
Risk-free interest rate	2.0%	2.0%
Dividend yield	1.1%	1.4%
Expected volatility	38.4%	39.4%

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

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 141,200 and 167,600 share units under the plan in the three month periods ended March 31, 2013 and 2012, respectively. The share units were valued at $4.9 million and $3.9 million at the date of issuance in 2013 and 2012, respectively, based on the company’s stock price at the date of grant and will be recognized as compensation expense ratably over the three-year vesting period. Share based compensation expense attributable to share units of $2.2 million and $1.3 million was recognized in the three month periods ended March 31, 2013 and 2012, respectively. Share based compensation expense recognized in the three month periods ended March 31, 2013 and 2012 included expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period.

A summary of share unit activity under the plan is as follows for the three months ended March 31, 2013:

	Number of Units	Weighted-Average Grant Date Value

Issued and unvested at January 1, 2013	469,012	$19.37

Granted	141,200	34.58

Vested	(157,732)	13.97

Forfeited/cancelled	(8,550)	27.23

Issued and unvested at March 31, 2013	443,930	$25.98

9.	Pensions

The following table presents the components of the company’s net pension expense.

	(dollars in millions)
	Three Months Ended March 31,
	2013	2012
Service cost	$2.3	$2.0
Interest cost	9.8	10.8
Expected return on plan assets	(15.4)	(17.3)
Amortization of unrecognized loss	10.4	8.0
Amortization of prior service cost	(0.2)	(0.2)

Defined benefit plan expense	$6.9	$3.3

The company did not make a contribution to its U.S. pension plan in 2012 and does not anticipate making a contribution in 2013.

10.	Operations by Segment

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

	(dollars in millions)
	Three Months Ended March 31,
	2013	2012
Net sales
North America	$378.7	$353.3
Rest of World	138.3	124.2
Inter-segment sales	(7.4)	(8.9)

	$509.6	$468.6

Operating earnings
North America (1) (3) (4)	$54.1	$42.2
Rest of World	18.2	14.2

	72.3	56.4

Corporate (expense) income (2) (5)	(13.7)	16.5
Interest expense	(1.5)	(3.0)

Earnings before income taxes	57.1	69.9
Provision for income taxes	18.1	22.4

Earnings from continuing operations	$39.0	$47.5

(1) Includes non-operating pension costs of:	$(3.6)	$(1.0)
(2) Includes non-operating pension costs of:	$(1.2)	$(0.6)
(3) Includes settlement income of:	$11.0	$-
(4) Includes restructuring and impairment expense of:	$(12.7)	$-
(5) Includes net gain on shares of stock of:	$-	$27.2

11.	Fair Value Measurements

The company adopted Accounting Standards Codification (ASC) 820 Fair Value Measurements and Disclosures on January 1, 2008. ASC 820, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on the market approach which are prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	March 31, 2013	December 31, 2012
Quoted prices in active markets for identical assets (Level 1)	$146.8	$197.2
Significant other observable inputs (Level 2)	(0.1)	-

Total assets measured at fair value	$146.7	$197.2

There were no changes in our valuation techniques used to measure fair values on a recurring basis during the three months ended March 31, 2013.

12.	Derivative Instruments

ASC 815 Derivatives and Hedging, as amended, requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as a part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the company must designate the hedging instrument, based upon the exposure hedged, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.

Equity Collar Contract

On August 22, 2011, the company sold its Electrical Products Company (EPC) to Regal Beloit Corporation (RBC) and received approximately 2.83 million shares of RBC common stock. The RBC share price appreciated in the first quarter of 2011 during which the company entered into an equity collar contract for 50 percent of the RBC shares to protect a portion of that appreciation. The put strike price of the equity collar was $63.29 and the call strike price of the collar was $77.32. The collar did not qualify for hedge accounting and therefore was adjusted to fair value on a quarterly basis through earnings from continuing operations. The mark to market accounting for the RBC shares and hedge continued until the equity collar contract expired in March 2012 with no value.

12.	Derivative Instruments (continued)

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

The majority of the amounts in accumulated other comprehensive loss for cash flow hedges is expected to be reclassified into earnings within one year and all of the hedges will be reclassified into earnings no later than December 31, 2014.

The following table summarizes, by currency, the contractual amounts of the company’s foreign currency forward contracts.

(dollars in millions)
	March 31,
	2013		2012
	Buy	Sell	Buy	Sell
British pound	$-	$1.7	$-	$-
Canadian dollar	-	27.5	-	27.4
Chinese renminbi	-	-	5.7	-
Euro	17.2	1.5	12.2	0.9
Mexican peso	16.6	-	13.9	-

Total	$33.8	$30.7	$31.8	$28.3

12.	Derivative Instruments (continued)

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

The minimal after-tax loss of the effective portion of the contracts as of March 31, 2013 was recorded in accumulated other comprehensive loss and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The effective portion of the contracts will be reclassified within one year. Commodity hedges outstanding at March 31, 2013 involve a total of approximately 0.4 million pounds of copper.

The impact of derivative contracts on the company’s financial statements is as follows (dollars in millions):

Fair value of derivatives designated as hedging instruments under ASC 815:

		Fair Value
(dollars in millions)	Balance Sheet Location	March 31, 2013	December 31, 2012
Foreign currency contracts	Other current assets	$2.4	$1.7
	Accrued liabilities	(0.1)	(0.5)

Total derivatives designated as hedging instruments		$2.3	$1.2

The effect of derivatives designated as hedging instruments under ASC 815 on the Statement of Earnings:

Three Months Ended March 31:

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)		Location of gain/(loss) recognized in earnings on derivative (ineffective portion)	Amount of gain/(loss) recognized in earnings on a derivative (ineffective portion)
	2013	2012		2013	2012		2013	2012
Commodities contracts	$(0.1)	$0.1	Cost of products sold	$-	$-	Cost of products sold	$-	$-
Foreign currency contracts	1.8	0.6	Cost of products sold	0.6	(0.3)	N/A	-	-

	$1.7	$0.7		$0.6	$(0.3)		$-	$-

Derivatives not designated as a hedging instrument under ASC 815	Location of loss recognized in earnings from operations on derivative	Amount of loss recognized in earnings from operations on derivative
		2013	2012
Equity collar contract	Other expense - net	$-	$17.9

13.	Income Taxes

The effective tax rate for the three months ended March 31, 2013 was 31.7 percent compared to 32.0 percent for the first three months of 2012. The company estimates that its annual effective tax rate for the full year of 2013 will be between 30.0 and 30.5 percent. The full year effective tax rate in 2012 was 30.4 percent including the company’s settlement with a former supplier in 2012.

As of March 31, 2013, the company had $1.3 million of unrecognized tax benefits from continuing operations of which $0.9 million would affect its effective tax rate if recognized. The company recognizes potential interest and penalties related to unrecognized tax benefits as a component of tax expense.

The company’s U.S. federal tax returns for 2008 - 2012 are subject to audit. The company is subject to state and local audits for tax years 2000 - 2012. The company is also subject to non-U.S. income tax examinations for years 2005 - 2012.

14.	Investment in RBC Shares

The company received approximately 2.83 million shares of RBC common stock as a part of the proceeds of its sale of EPC to RBC. One half of the RBC shares were classified as available for sale securities and were recorded at fair value with an unrealized after-tax gain of $1.2 million included in other comprehensive loss as of December 31, 2011. The company entered into an equity collar contract for the remaining half of the RBC shares that were classified as trading securities. Those shares were also recorded at fair value. See Note 12 for further discussion regarding the collar. During the first three months of 2012, the company sold all of its RBC shares for net proceeds of $187.6 million or an average price of $66.19 per share. A pre-tax gain of $27.2 million was recorded in other income in the condensed consolidated statement of earnings. The $27.2 million is comprised of a $43.2 million gain on the sale of the RBC shares, the recognition of a $1.9 million gain recognized in other comprehensive earnings at December 31, 2011 as partially offset by the write off of $17.9 million, the value of the collar at December 31, 2011. The $122.9 million of proceeds received during the first three months of 2012 were used to pay down debt. The remaining proceeds of $64.7 million were recorded as a receivable as of March 31, 2012.

15.	Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the three months ended March 31, 2013 are as follows:

	(dollars in millions)
	Cumulative Foreign Currency Translation		Unrealized Net Gain (Loss) on Cash Flow Derivatives	Pension Liability	Total
Balance at December 31, 2012	$19.5		$0.7	$(340.7)	$(320.5)
Other comprehensive (loss) earnings before reclassifications	(1.5)		1.1	-	(0.4)
Amounts reclassified from accumulated other comprehensive loss: (1)	-		(0.4)	6.3	5.9

Balance at March 31, 2013	$18.0		$1.4	$(334.4)	$(315.0)

(1) Amounts reclassified from accumulated other comprehensive loss:
Realized losses on derivatives reclassified to cost of products sold	(0.6)
Tax benefit	0.2

Reclassification net of tax	$(0.4)

Amortization of pension items:
Actuarial losses	$10.4	(2)
Prior year service cost	(0.2	)(2)

	10.2
Tax benefit	(3.9)

Reclassification net of tax	$6.3

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 - Pensions for additional details.

16.	Subsequent Events

On April 15, 2013, the company’s stockholders approved a proposal to increase the company’s authorized shares of Common Stock and the company’s board of directors declared a two-for-one stock split of the company’s Class A Common Stock and Common Stock (including treasury shares) in the form of a one hundred percent stock dividend to stockholders of record on April 30, 2013 and payable on May 15, 2013. All references in the financial statements and footnotes to number of shares outstanding, price per share, per share amounts and stock based compensation data have been recast to reflect the split for all periods presented.

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

Sales in our North America segment grew approximately seven percent in the first quarter of 2013 compared to the first quarter of 2012. The recovery in the U.S. residential market positively impacted our residential water heater volumes in the first quarter this year. As a result, we expect the U.S. residential water heater industry’s unit shipments to grow approximately 2.5 percent in 2013. We expect the U.S. commercial water heater industry to grow approximately one percent for the total year compared with last year. Driven by a transition in the boiler industry from non-condensing boilers to condensing boilers, we expect sales of Lochinvar branded products to grow approximately ten percent in 2013.

Sales in our Rest of World segment grew approximately 11 percent in the first quarter of 2013, primarily as a result of growth in sales of A. O. Smith branded products in China. We expect A. O. Smith branded products sales in China to continue to grow at a rate of two times the China gross domestic product (GDP) as market share gains and new product introductions contribute to our growth. This segment also includes our operations in India, Europe and the Middle East.

Non-GAAP Financial Information

To provide improved transparency into the operating results of our business, effective with the first quarter of 2013 we are providing non-GAAP measures (adjusted earnings, adjusted earnings per share (EPS) and adjusted segment operating earnings) that exclude certain items as well as non-operating pension costs consisting of interest cost, expected returns on assets, amortization of actuarial gains (losses) and curtailments. Prior year results are provided on a comparable basis.

We believe that adjusted earnings, adjusted EPS and adjusted segment operating earnings provide useful information to investors about our operating performance and allows management and our investors to compare our performance period over period.

RESULTS OF OPERATIONS

FIRST THREE MONTHS OF 2013 COMPARED TO 2012

Our sales for the first quarter of 2013 were $509.6 million or approximately nine percent higher than sales of $468.6 million in the first quarter of 2012 due to improved sales of water heaters and boilers in the U.S. as well as higher sales in China. Sales of A. O. Smith branded products in China grew at 15 percent in the first quarter of 2013 compared to the first quarter of 2012.

Our first quarter gross profit margin increased from 31.8 percent in 2012 to 35.2 percent in 2013.

The higher margin in 2013 was due to the contribution from increased volumes of water heaters and boilers in the U.S. and higher sales of A. O. Smith branded products in China as well as improved pricing associated with a price increase effective in the second quarter of 2012.

Selling, general and administrative (SG&A) expenses for the first quarter of 2013 were $120.0 million or $14.7 million higher than the first quarter of 2012. The increase in SG&A expenses in 2013 was due to higher selling and advertising costs in support of increased volumes in China and North America as well as higher pension costs in North America.

On March 28, 2013, our board of directors approved a plan to transfer residential water heater production from our Fergus, Ontario plant to our other North American facilities. We expect that the majority of our production will be consolidated by July 1, 2013. As a result of the capacity reduction, we incurred a pre-tax restructuring charge of $12.7 million in the first quarter of 2013 related to employee severance costs and impairment of long-lived assets. Additional restructuring charges are expected to total approximately $5 million for the remainder of the year. Excluding restructuring costs, operating savings related to the plant rationalization will offset operating inefficiencies in 2013. We expect pre-tax annual savings of approximately $10 million in 2014.

In addition, included in operating earnings in the first quarter of 2013 is a pre-tax gain of $11.0 million from a settlement with a former supplier regarding previous overcharges and warranty costs. Adjusted operating earnings exclude non-operating pension costs, restructuring and impairment expenses and settlement income.

Interest expense in the first quarter of 2013 was $1.5 million compared to $3.0 million in the same period last year. The higher interest expense in first quarter of 2012 was due to higher debt levels primarily as a result of the Lochinvar acquisition in 2011. In addition, in 2011 we sold our Electrical Products Company to Regal Beloit Corporation (RBC) and received 2.83 million shares of RBC common stock. During 2012 we sold all of our shares of RBC common stock, the net proceeds of which were used to pay down debt in 2012.

Other income was $1.0 million in the first quarter of 2013 down from $29.1 million in the same period last year. Other income in 2012 includes a $27.2 million pre-tax net gain on the sale of RBC shares. The $27.2 million is comprised of a $43.2 million gain on the sale of the RBC shares, the recognition of a $1.9 million gain recognized in other comprehensive earnings at December 31, 2011 as partially offset by the write-off of $17.9 million, the value of a RBC share collar at December 31, 2011. During the first quarter of 2012, we sold all of our RBC shares for net proceeds of $187.6 million or an average price of $66.19 per share.

Our effective tax rate for the first quarter of 2013 was 31.7 percent compared to 32.0 percent in the same period last year.

Our pension costs and credits are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. We consider current market conditions including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 8.00 percent in 2013 compared to 8.50 percent in 2012. The discount rate used to determine net periodic pension costs decreased from 4.90 percent in 2012 to 4.05 percent in 2013. Pension expense for the first quarter of 2013 was $6.9 million or $3.6 million higher than the first quarter of 2012. Our pension costs are reflected in cost of products sold and SG&A expense.

North America

Sales for the North America segment were $378.7 million in the first quarter of 2013 or $25.4 million higher than sales of $353.3 million in the first quarter of 2012. Higher sales of residential and commercial water heaters in the U.S., as well as higher sales of Lochinvar branded products more than offset lower sales in Canada.

North America operating earnings were $54.1 million in the first quarter of 2013 or 28.2 percent higher than earnings of $42.2 million in the same period of 2012. The 2013 first quarter operating margin of 14.3 percent was higher than 11.9 percent in the same period last year. Adjusted segment operating earnings were $59.4 million in the first quarter of 2013 compared to $43.2 million in the first quarter of 2012. Higher incremental margins associated with increased volumes of water heaters and boilers in the U.S., as well as improved pricing associated with a price increase effective in the second quarter of last year contributed to higher operating earnings and higher operating margin.

Adjusted segment operating earnings exclude the $12.7 million pre-tax restructuring and impairment charges associated with the transfer of production from Fergus, Ontario and the $11.0 million pre-tax gain on the settlement with a former supplier in addition to non-operating pension costs.

Rest of World

Sales for our Rest of World segment were $138.3 million in the first quarter of 2013 or $14.1 million higher than sales of $124.2 million in the first quarter of 2012. The increase in sales was due to an approximately 15 percent increase in sales of A. O. Smith branded products in China which more than offset lower sales in Europe and the Middle East.

Operating earnings for our Rest of World segment were $18.2 million in the first quarter of 2013 or 28.2 percent higher than $14.2 million in the first quarter of 2012. The improved earnings in the first quarter of 2013 were due to the effect of higher sales of A. O. Smith branded products in China, which were achieved with below normal promotion expenses due to the Chinese New Year holiday and a smaller loss at our non-A. O. Smith branded water treatment business which more than offset higher expenses in India related to new distribution outlets and manufacturing inefficiencies due to the seasonality of sales.

Outlook

Business conditions appear to be improving in the U.S., and new residential construction is beginning to show some signs of life for the first time in five years. Any increase in housing construction should complement our strong replacement water heater business. Our Rest of World business, especially our A. O. Smith branded products in China, continues to grow as a result of new product introductions with more robust features and benefits that provide value to our customers. As a result of these positive factors, we increased our guidance for 2013. We believe we will achieve full-year GAAP earnings of between $3.00 and $3.16 per share and, we now believe we will achieve adjusted earnings of between $3.40 and $3.56 per share, neither of which includes the potential impact from future acquisitions. The adjusted earnings per share projection excludes non-operating pension costs, the restructuring and impairment expenses related to the plant rationalization in Canada and the gain from the settlement with a former supplier.

The full-year earnings and adjusted earnings estimates referenced above are based on the number of outstanding shares prior to the impact of the two-for-one stock split that the company announced on April 15, 2013. Adjusted for the two-for-one stock split, we believe we will achieve full-year GAAP earnings of between $1.50 and $1.58 per share and full-year adjusted earnings of between $1.70 and $1.78 per share.

Liquidity & Capital Resources

Our working capital of $628.7 million at March 31, 2013 was $20.5 million higher than at December 31, 2012. Lower accounts payable balances in China were the primary driver of the increase.

Cash provided by continuing operating activities in the first quarter of 2013 was $36.6 million compared with $15.1 million during the same period last year. The improvement in operating cash flows is primarily related to higher earnings from operations, which were partially offset by larger working capital requirements to support sales. For the total year 2013, we expect total cash provided by continuing operating activities to be between $210 to $230 million.

Our capital expenditures totaled $18.4 million in the first quarter of 2013, compared with $13.1 million spent in the same period last year. We are projecting 2013 capital expenditures to be between $80 and $90 million, including approximately $40 million in China and India to continue construction of a second water heater manufacturing plant in Nanjing, China to meet local demand and to complete the expansion of our manufacturing plant near Bangalore, India. The new plant in China, which is expected to be completed mid-year 2013, is projected to add 50 percent more capacity to our China water heater operations. We also continue to expand our India plant to accommodate more water heater models, in-source some component manufacturing and meet local demand. We expect our full year depreciation and amortization to be between $55 to $60 million. In addition, during the first quarter of 2013 we acquired MIM, a water treatment company based in Turkey for an initial cash outlay of $6.1 million.

In December 2012, we completed a $400 million multi-currency credit facility with eight banks which expires in December 2017. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of March 31, 2013.

The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility (the facility), our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt. At March 31, 2013, we had available borrowing capacity of $254.8 million under the facility. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt decreased $14.6 million from $243.7 million at December 31, 2012 to $229.1 million at March 31, 2013. Our leverage, as measured by the ratio of total debt to total capitalization, was 15.6 percent at the end of the quarter, compared with 16.9 percent at the end of last year.

We continue to meet all funding requirements under ERISA regulations regarding our pension plan. We do not expect to make contributions to the plan in 2013.

In December 2010, our board of directors ratified its authorization of a company stock repurchase program in the amount of 3,000,000 shares of our common stock. During the first quarter 2013, we repurchased 99,400 shares, at an average price of $34.86 per share for a total of $3.5 million. A total of approximately 824,000 shares remain in the existing repurchase authority. The board of directors authorization, average repurchase price and the remaining repurchase authority give effect to the two-for-one stock split payable on May 15, 2013.

On April 15, 2013, our board of directors increased our cash dividend by 20 percent to $.24 per share on our common stock and Class A common stock. The dividend is based on the number of shares outstanding prior to the impact of the two-for-one stock split that the company announced on April 15, 2013 and is payable on May 14, 2013 to shareholders of record on April 29, 2013.

On April 15, 2013, our board of directors also approved a two-for-one stock split in the form of a 100 percent stock dividend, payable to owners of common stock and Class A common stock. At our annual meeting of stockholders on April 15, 2013, stockholders approved a proposal to increase the company’s authorized shares of common stock, which facilitated the stock split. The record date for the stock dividend is April 30, 2013. Holders of the company’s common stock and Class A common stock will receive one additional share of such class of stock for every share they own as of the record date. The payment date for the stock dividend is May 15, 2013.

A. O. SMITH CORPORATION

Adjusted Earnings and Adjusted EPS

(dollars in millions, except per share data)

(unaudited)

The following is a reconciliation of net earnings and diluted EPS to adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP) giving effect to the two-for-one stock split payable on May 15, 2013:

	Three Months Ended March 31,
	2013	2012
Net Earnings (GAAP)	$39.0	$47.5
Non-operating pension costs	4.8	1.6
Tax effect of non-operating pension costs	(1.8)	(0.6)
Settlement income	(11.0)	-
Tax effect of settlement income	4.2	-
Restructuring and impairment expenses	12.7	-
Tax effect of restructuring and impairment expenses	(3.2)	-
Net gain on shares of stock	-	(27.2)
Tax effect of net gain on shares of stock	-	10.4

Adjusted Earnings	$44.7	$31.7

Diluted EPS (GAAP)	$0.42	$0.51
Non-operating pension costs per diluted share, before tax	0.05	0.02
Tax effect of non-operating pension costs per diluted share	(0.02)	(0.01)
Settlement income per diluted share	(0.12)	-
Tax effect of settlement income per diluted share	0.05	-
Restructuring and impairment expenses per diluted share	0.14	-
Tax effect of restructuring and impairment expense per diluted share	(0.04)	-
Net gain on shares of stock per diluted share	-	(0.29)
Tax effect of net gain on shares of stock per diluted share	-	0.11

Adjusted EPS	$0.48	$0.34

A. O. SMITH CORPORATION

Adjusted Segment Operating Earnings

(dollars in millions)

(unaudited)

The following is a reconciliation of reported segment operating earnings to adjusted segment operating earnings (non-GAAP):

	Three Months Ended March 31,
	2013	2012
Segment Operating Earnings (GAAP)
North America	$54.1	$42.2
Rest of World	18.2	14.2

Total Segment Operating Earnings (GAAP)	$72.3	$56.4

Adjustments
North America	$5.3	$1.0
Rest of World	-	-

Total Adjustments	$5.3	$1.0

Adjusted Segment Operating Earnings
North America	$59.4	$43.2
Rest of World	18.2	14.2

Total Adjusted Segment Operating Earnings	$77.6	$57.4

Additional information:

	Three Months Ended March 31,
	2013	2012
Adjustments: North America Segment
Non-operating pension costs	$3.6	$1.0
Settlement income	(11.0)	-
Restructuring and impairment expenses	12.7	-

Total North America Segment Adjustments	$5.3	$1.0

A. O. SMITH CORPORATION

Adjusted EPS and Adjusted 2013 Guidance

(unaudited)

The following is a reconciliation of diluted EPS from continuing operations to adjusted EPS from continuing operations (non-GAAP) giving effect to the two-for-one stock split payable on May 15, 2013:

	Guidance	2012
Diluted EPS (GAAP)	$1.50 - 1.58	$1.75
Non-operating pension costs per diluted share, net of tax	0.13	0.04
Settlement income per diluted share, net of tax	(0.07)	(0.03)
Restructuring and impairment expenses per diluted share, net of tax	0.14	-
Net gain on shares of stock per diluted share, net of tax	-	(0.18)
Gain on contingent consideration adjustment per diluted share, net of tax	-	(0.02)

Adjusted EPS	$1.70 - 1.78	$1.56

Critical Accounting Policies

The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the U.S. which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2012. We believe that at March 31, 2013 there has been no material change to this information.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 allows an entity to first assess qualitative factors in determining whether events and circumstances indicate that it is more-likely-than not that an indefinite-lived intangible asset is impaired. If an entity determines that it is not more-likely-than not that the indefinite-lived intangible asset is impaired, then the entity is not required to perform a quantitative impairment test. ASU 2012-02 is effective for the year ending December 31, 2013. This adoption of this ASU will not have an impact on our consolidated financial condition, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 sets requirements for presentation for significant items reclassified out of accumulated other comprehensive income to net income in reporting periods presented. ASU 2013-02 is effective prospectively beginning with the quarter ended March 31, 2013. The adoption of this guidance did not have an impact on our financial condition or results of operations but did require additional disclosure in the notes to our financial statements. We have complied with the disclosure requirements of ASU 2013-02 for the period ended March 31, 2013.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2012, we are exposed to various types of market risks, including currency and certain commodity risks. Our quantitative and qualitative disclosures about market risk have not materially changed since that report was filed. We monitor our currency and commodity risks on a continuous basis and generally enter into forward and futures contracts to minimize these exposures. The majority of the contracts are for periods of less than one year. Our company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. All statements regarding our 2013 outlook are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: uncertain costs, savings and timeframes associated with the announced plant rationalization in Canada; potential weakening in the high efficiency boiler industry in the U.S.; the ability to execute our acquisition strategy; significant volatility in raw material prices; competitive pressures on the company’s businesses; inability to implement pricing actions; instability in the company’s replacement markets; strength or duration of any recoveries in U.S. residential or commercial construction; a further slowdown in the Chinese economy; foreign currency fluctuations; potential and adverse general economic conditions and capital market deterioration.

Forward-looking statements included in this filing are made only as of the date of this filing, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Except for a change in our product liability insurance for the year ending December 31, 2013 in which our self-insured retention increased from $5.0 million to $7.5 million, there have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 16 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 14, 2007, our board of directors approved a new stock repurchase program authorizing the purchase of up to 3,000,000 shares of our common stock, and in December 2010, our board of directors ratified that authorization. This stock repurchase authorization remains effective until terminated by the company’s board of directors. The following table sets forth the number of shares of common stock the company repurchased during the first quarter of 2013 giving effect to the two-for-one stock split payable on May 15, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1 – January 31, 2013	-	-	-	923,842
February 1 – February 28, 2013	52,600	34.76	52,600	871,242
March 1 – March 31, 2013	46,800	34.97	46,800	824,442

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Refer to the Exhibit Index on page 27 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

May 6, 2013	/s/Daniel L. Kempken
Daniel L. Kempken
Vice President and Controller

/s/John J. Kita
John J. Kita
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are furnished herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2013 and 2012, (ii) the Condensed Consolidated Statement of Comprehensive Earnings for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2013, and December 31, 2012 (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012 (v) the Notes to Condensed Consolidated Financial Statements