Form 10-Q
period 2013-06-30
SMITH A O CORP
filed 2013-08-05
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

Class A Common Stock Outstanding as of July 31, 2013 — 13,236,490 shares

Common Stock Outstanding as of July 31, 2013 — 79,278,422 shares

Index

A. O. Smith Corporation

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Three and Six Months Ended June 30, 2013 and 2012

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$549.1	$484.2	$1,058.7	$952.8
Cost of products sold	351.1	323.7	681.4	643.2

Gross profit	198.0	160.5	377.3	309.6
Selling, general and administrative expenses	131.6	108.9	251.6	214.2
Restructuring, impairment and settlement expense, net	4.2	-	5.9	-
Interest expense	1.6	2.2	3.1	5.2
Other income	(0.7)	(1.2)	(1.7)	(30.3)

	61.3	50.6	118.4	120.5
Provision for income taxes	19.2	15.6	37.3	38.0

Net Earnings	$42.1	$35.0	$81.1	$82.5

Net Earnings Per Share of Common Stock	$0.45	$0.38	$0.88	$0.90

Diluted Net Earnings Per Share of Common Stock	$0.45	$0.38	$0.87	$0.89

Dividends Per Share of Common Stock	$0.12	$0.08	$0.22	$0.16

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Three and Six Months Ended June 30, 2013 and 2012

(dollars in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net earnings	$42.1	$35.0	$81.1	$82.5
Other comprehensive (loss) earnings
Foreign currency translation adjustments	(4.1)	(5.8)	(5.6)	(3.1)
Unrealized net (loss) gain on cash flow derivative instruments, less related income tax benefit (provision) of $0.5 and $0.1 in 2013, $0.1 and $(0.3) in 2012	(0.9)	(0.2)	(0.2)	0.4
Adjustment to pension liability gain less related income tax provision of $(0.8) and $(4.7) in 2013	1.3	-	7.6	-
Reversal of unrealized gain on investments less related tax benefit of $0.7	-	-	-	(1.2)

Comprehensive Earnings	$38.4	$29.0	$82.9	$78.6

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2013 and December 31, 2012

(dollars in millions)

	(unaudited) June 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$366.1	$266.9
Marketable securities	97.8	196.0
Receivables	422.6	425.4
Inventories	178.9	163.4
Deferred income taxes	34.3	33.2
Other current assets	25.9	22.3

Total Current Assets	1,125.6	1,107.2
Property, plant and equipment	703.6	680.7
Less accumulated depreciation	349.9	335.0

Net property, plant and equipment	353.7	345.7
Goodwill	433.8	435.4
Other intangibles	332.4	338.7
Other assets	49.7	38.2

Total Assets	$2,295.2	$2,265.2

Liabilities
Current Liabilities
Trade payables	$315.0	$328.9
Accrued payroll and benefits	50.9	46.5
Accrued liabilities	71.2	61.8
Product warranties	44.4	43.2
Long-term debt due within one year	8.6	18.6

Total Current Liabilities	490.1	499.0
Long-term debt	200.7	225.1
Pension liabilities	191.5	190.1
Other liabilities	156.4	156.9

Total Liabilities	1,038.7	1,071.1
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 13,302,456 and 13,309,876 shares authorized	66.5	66.6
Common Stock, $1 par value: authorized 120,000,000 shares; issued 82,051,366 and 82,043,946	82.0	82.0
Capital in excess of par value	586.0	580.5
Retained earnings	915.7	855.1
Accumulated other comprehensive loss	(318.7)	(320.5)
Treasury stock at cost	(75.0)	(69.6)

Total Stockholders’ Equity	1,256.5	1,194.1

Total Liabilities and Stockholders’ Equity	$2,295.2	$2,265.2

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2013 and 2012

(dollars in millions)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities

Net earnings	$81.1	$82.5
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	28.0	26.5
Pension expense	14.0	6.9
Loss on disposal of assets	0.2	0.5
Gain on sale of investments	-	(27.2)
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	(13.8)	(56.6)
Noncurrent assets and liabilities	(3.1)	(2.4)

Cash Provided by Operating Activities - continuing operations	106.4	30.2

Cash Used in Operating Activities - discontinued operations	(1.4)	(26.6)

Cash Provided by Operating Activities	105.0	3.6

Investing Activities
Capital expenditures	(38.2)	(30.3)
Acquisition of business	(4.0)	-
Investments in marketable securities	(59.3)	(180.1)
Net proceeds from sale of securities	157.7	192.6

Cash Provided by (Used in) Investing Activities	56.2	(17.8)

Financing Activities
Long-term debt retired	(34.4)	(177.1)
Common stock repurchases	(14.0)	(9.7)
Net proceeds from stock option activity	6.9	12.0
Dividends paid	(20.5)	(14.8)

Cash Used in Financing Activities	(62.0)	(189.6)

Net increase (decrease) in cash and cash equivalents	99.2	(203.8)
Cash and cash equivalents - beginning of period	266.9	463.4

Cash and Cash Equivalents - End of Period	$366.1	$259.6

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K filed with the SEC on February 27, 2013.

Except where otherwise indicated, amounts reflected in the consolidated financial statements or the notes thereto relate to the company’s continuing operations.

On April 15, 2013, the company’s stockholders approved a proposal to increase the company’s authorized shares of Common Stock and the company’s board of directors declared a two-for-one stock split of the company’s Class A Common Stock and Common Stock (including treasury shares) in the form of a 100 percent stock dividend to stockholders of record on April 30, 2013 and payable on May 15, 2013. All references in the financial statements and footnotes to the number of shares outstanding, price per share, per share amounts and stock based compensation data have been recast to reflect the split for all periods presented.

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

1.	Basis of Presentation (continued)

condition or results of operations but required additional disclosure in the notes to the company’s financial statements. The company has complied with the disclosure requirements of ASU 2013-02 for the three and six months ended June 30, 2013.

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

The company paid an aggregate cash purchase price of $4.0 million, net of cash received of $1.9 million. In addition the company assumed debt of $1.7 million and recorded contingent consideration of $1.1 million.

The fair value of the purchase price resulted in an allocation to acquired intangible assets totaling $4.1 million of which $2.3 million has been assigned to customer lists which are being amortized over ten years.

MIM’s results of operations have been included in the company’s financial statements from February 14, 2013, the date of acquisition. Revenues and pre-tax results associated with MIM included in results of operations for the three and six months ended June 30, 2013 are not material to the company’s net sales or pre-tax earnings.

3.	Restructuring, Impairment and Settlement Expense - Net

In the first quarter of 2013, the company announced a move of manufacturing operations from its Fergus, Ontario facility to other North American facilities. During the three months ended June 30, 2013, the company recognized $4.2 million of pre-tax restructuring and impairment expenses, comprised of $2.6 million of severance costs and $1.6 million of inventory obsolescence reserve, as well as a corresponding $1.1 million tax benefit related to the charge. For the six months ended June 30, 2013, the company has recognized $16.9 million of pre-tax restructuring and impairment expenses, comprised of $7.8 million of severance costs, $1.6 million for inventory obsolescence reserve and impairment charges related to long-lived assets totaling $7.5 million, as well as a corresponding $4.3 million tax benefit related to the charge. The majority of the consolidation of operations occurred in the second quarter of 2013.

On March 11, 2013, the company entered into a settlement agreement with a former supplier of a North American subsidiary regarding previous overcharges and warranty costs. The terms of the settlement agreement resulted in an $11.0 million cash payment to the company, a pre-tax gain of $11.0 million and a related $4.3 million tax expense.

3.	Restructuring, Impairment and Settlement Expense - Net (continued)

The following table presents an analysis of the company’s restructuring, impairment and settlement reserve as of and for the six months ended June 30, 2013 (dollars in millions):

	Inventory Obsolescence	Severance Costs	Asset Impairment	Settlement Income	Total
Balance at December 31, 2012	$-	$-	$-	$-	$-
Expense (income) recognized	-	5.2	7.5	(11.0)	1.7
Asset write-down	-	-	(7.5)	-	(7.5)
Settlement income	-	-	-	11.0	11.0
Severance payments	-	-	-	-	-

Balance at March 31, 2013	$-	$5.2	$-	$-	$5.2

Expense recognized	1.6	2.6	-	-	4.2
Severance payments	-	(0.9)	-	-	(0.9)

Balance at June 30, 2013	$1.6	$6.9	$-	$-	$8.5

4.	Inventories

The following table presents the components of the company’s inventory balances:

	(dollars in millions)
	June 30, 2013	December 31, 2012
Finished products	$91.3	$74.4
Work in process	13.0	12.0
Raw materials	97.6	100.0

	201.9	186.4
LIFO reserve	(23.0)	(23.0)

	$178.9	$163.4

5.	Long-Term Debt

The company has a $400 million multi-currency revolving credit agreement with eight banks. The facility expires on December 12, 2017 and has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Interest rates on borrowings under the facility are determined in part based upon the company’s leverage ratio.

Borrowings under bank credit lines and commercial paper borrowings are supported by the $400 million revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt at June 30, 2013.

6.	Product Warranties

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. The following table presents the company’s warranty liability activity for the three and six months ended June 30, 2013 (dollars in millions):

	2013	2012
Balance at January 1	$129.6	$131.9
Expense	15.0	15.4
Claims settled	(15.7)	(15.3)

Balance at March 31	$128.9	$132.0

Expense	16.7	14.9
Claims settled	(15.8)	(14.9)

Balance at June 30	$129.8	$132.0

7.	Earnings Per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Denominator for basic earnings per share - weighted average shares	92,655,557	92,551,556	92,603,598	92,378,970
Effect of dilutive stock options	576,351	596,406	605,088	683,510

Denominator for diluted earnings per share	93,231,908	93,147,962	93,208,686	93,062,480

8.	Stock Based Compensation

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. The plan was reapproved on April 16, 2012. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options, restricted stock or share units under the plan at June 30, 2013 was 2,761,473. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.

Total stock based compensation cost recognized in the three months ended June 30, 2013 and 2012 was $2.4 million and $1.4 million, respectively. Total stock based compensation cost recognized in the six month periods ended June 30, 2013 and 2012 was $6.4 million and $3.8 million, respectively.

8.	Stock Based Compensation (continued)

Stock Options

The stock options granted in the six months ended June 30, 2013 and 2012 have three year pro-rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2013 and 2012 expire ten years after date of grant. Options are expensed ratably over the three year vesting period. Stock based compensation cost attributable to stock options in the three months ended June 30, 2013 and 2012 was $1.1 million and $0.7 million, respectively. Stock based compensation expense attributable to stock options in the six months ended June 30, 2013 and 2012 was $2.9 million and $1.8 million, respectively. Included in the stock option expense for the six months ended June 30, 2013 and 2012 was expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

Changes in option awards, all of which relate to Common Stock, were as follows for the six months ended June 30, 2013:

	Weighted-Avg. Per Share Exercise Price	Three Months Ended June 30, 2013	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)

Outstanding at January 1, 2013	$16.72	1,530,734

Granted	34.97	353,700

Exercised	13.19	(277,940)

Forfeited	30.66	(1,866)

Outstanding at June 30, 2013	21.33	1,604,628	8 years	$24.0

Exercisable at June 30, 2013	$15.53	903,245	7 years	$18.7

The weighted-average fair value per option at the date of grant during the six months ended June 30, 2013 and 2012 using the Black-Scholes option-pricing model was $12.45 and $8.26, respectively. Assumptions were as follows:

	Six Months Ended June 30,
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

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 141,700 and 167,800 share units under the plan in the six months ended June 30, 2013 and 2012, respectively. The share units were valued at $4.9 million and $3.9 million at the date of issuance in 2013 and 2012, respectively, based on the company’s stock price at the date of grant and will be recognized as compensation expense ratably over the three-year vesting period. Share based compensation expense attributable to share units of $1.3 million and $0.7 million was recognized in the three months ended June 30, 2013 and 2012, respectively. Share based compensation expense attributable to share units of $3.5 million and $2.0 million was recognized in the six months ended June 30, 2013 and 2012, respectively. Share based compensation expense recognized in the six months ended June 30, 2013 and 2012 included expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period.

A summary of share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value

Issued and unvested at January 1, 2013	469,012	$19.37

Granted	141,700	34.60

Vested	(157,732)	13.97

Forfeited	(8,550)	27.23

Issued and unvested at June 30, 2013	444,430	$25.99

9.	Pensions

The following table presents the components of the company’s net pension expense:

	(dollars in millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$2.2	$1.9	$4.5	$4.0
Interest cost	9.9	10.9	19.7	21.7
Expected return on plan assets	(15.4)	(17.2)	(30.8)	(34.4)
Amortization of unrecognized loss	10.6	8.0	21.0	16.0
Amortization of prior service cost	(0.2)	(0.2)	(0.4)	(0.4)

Defined benefit plan expense	$7.1	$3.4	$14.0	$6.9

The company did not make a contribution to its U.S. pension plan in 2012 and does not anticipate making a contribution in 2013.

10.	Operations by Segment

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

The company’s operations by segment are as follows:

	(dollars in millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales
North America	$389.0	$365.9	$767.7	$719.2
Rest of World	169.5	127.2	307.8	251.5
Inter-segment sales	(9.4)	(8.9)	(16.8)	(17.9)

	$549.1	$484.2	$1,058.7	$952.8

Operating earnings
North America (1) (3) (4)	$55.0	$51.2	$109.1	$93.4
Rest of World	22.4	12.3	40.7	26.5

	77.4	63.5	149.8	119.9

Corporate (expense) income (2) (5)	(14.5)	(10.7)	(28.3)	5.8
Interest expense	(1.6)	(2.2)	(3.1)	(5.2)

Earnings before income taxes	61.3	50.6	118.4	120.5
Provision for income taxes	19.2	15.6	37.3	38.0

Net earnings	$42.1	$35.0	$81.1	$82.5

(1) Includes non-operating pension costs of:	$(3.6)	$(1.1)	$(7.1)	$(2.1)
(2) Includes non-operating pension costs of:	(1.2)	(0.6)	(2.4)	(1.2)
(3) Includes settlement income of:	-	-	11.0	-
(4) Includes restructuring and impairment expense of:	(4.2)	-	(16.9)	-
(5) Includes net gain on shares of Regal Beloit Corporation stock of:	-	-	-	27.2

11.	Fair Value Measurements

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

11.	Fair Value Measurements (continued)

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

Assets and liabilities measured at fair value on a recurring basis are as follows:

	(dollars in millions)
Fair Value Measurement Using	June 30, 2013	December 31, 2012
Quoted prices in active markets for identical assets (Level 1)	$98.8	$197.2
Significant other observable inputs (Level 2)	(0.1)	-

Total assets measured at fair value	$98.7	$197.2

There were no changes in the company’s valuation techniques used to measure fair values on a recurring basis during the six months ended June 30, 2013.

12.	Derivative Instruments

ASC 815 Derivatives and Hedging as amended, requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as a part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the company must designate the hedging instrument, based upon the exposure hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

Equity Collar Contract

On August 22, 2011, the company sold its Electrical Products Company (EPC) to Regal Beloit Corporation (RBC) and received approximately 2.83 million RBC shares. The RBC share price appreciated in the first quarter of 2011 during which the company entered into an equity collar contract for 50 percent of the RBC shares to protect a portion of that appreciation. The put strike price of the collar was $63.29 and the call strike price of the collar was $77.32. The collar did not qualify for hedge accounting and therefore was adjusted to fair value on a quarterly basis through earnings from continuing operations. The mark to market accounting for the RBC shares and hedge continued until the equity collar contract expired in March of 2012 with no value.

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

12.	Derivative Instruments (continued)

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

The following table summarizes, by currency, the contractual amounts of the company’s foreign currency forward contracts:

(dollars in millions)
	June 30,
	2013		2012
	Buy	Sell	Buy	Sell
British pound	$-	$1.1	$-	$-
Canadian dollar	-	17.7	-	26.8
Chinese renminbi	1.7	-	7.1	-
Euro	11.6	1.0	23.3	0.6
Indian rupee	7.0	-	-	-
Mexican peso	16.4	-	14.3	-

Total	$36.7	$19.8	$44.7	$27.4

12.	Derivative Instruments (continued)

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

The minimal after-tax loss on the effective portion of the contracts as of June 30, 2013 was recorded in accumulated other comprehensive loss, and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The effective portion of the contracts will be reclassified within one year. Commodity hedges outstanding at June 30, 2013 involve a total of approximately 0.4 million pounds of copper.

The impact of derivative contracts on the company’s financial statements is as follows (dollars in millions):

Fair value of derivatives designated as hedging instruments under ASC 815:

	Balance Sheet Location	June 30, 2013	December 31, 2012
Commodities contracts	Accrued liabilities	$(0.1)	$-
Foreign currency contracts	Accrued liabilities	(0.7)	(0.5)
	Other current assets	1.7	1.7

Total derivatives designated as hedging instruments		$0.9	$1.2

The effect of derivatives designated as hedging instruments under ASC 815 on the Statement of Earnings:

Three Months Ended June 30:

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)		Location of gain/(loss) recognized in earnings on derivative (ineffective portion)	Amount of gain/(loss) recognized in earnings on a derivative (ineffective portion)
	2013	2012		2013	2012		2013	2012
Commodities contracts	$(0.1)	$-	Cost of products sold	$(0.1)	$(0.1)	Cost of products sold	$-	$-
Foreign currency contracts	(0.4)	(0.7)	Cost of products sold	0.9	(0.3)	N/A	-	-

	$(0.5)	$(0.7)		$0.8	$(0.4)		$-	$-

12.	Derivative Instruments (continued)

Six Months Ended June 30:

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)		Location of gain/(loss) recognized in earnings on derivative (ineffective portion)	Amount of gain/(loss) recognized in earnings on a derivative (ineffective portion)
	2013	2012		2013	2012		2013	2012
Commodities contracts	$(0.2)	$-	Cost of products sold	$(0.1)	$(0.1)	Cost of products sold	$-	$-
Foreign currency contracts	1.4	(0.1)	Cost of products sold	1.5	(0.6)	N/A	-	-

	$1.2	$(0.1)		$1.4	$(0.7)		$-	$-

Derivatives not designated as a hedging instrument under ASC 815	Location of loss recognized in earnings from operations on derivative	Amount of loss recognized in earnings from operations on derivative
		2013	2012
Equity collar contract	Other expense - net	$-	$17.9

13.	Income Taxes

The company’s effective tax rate for the three and six months ended June 30, 2013 was 31.3 percent and 31.5 percent, respectively. The company estimates that its annual effective tax rate for the full year of 2013 will be approximately 31.0 percent. The full year effective tax rate in 2012 was 30.4 percent.

As of June 30, 2013, the company had $1.3 million of unrecognized tax benefits from continuing operations of which $0.9 million would affect its effective tax rate if recognized. The company recognizes potential interest and penalties related to unrecognized tax benefits as a component of tax expense.

The company’s U.S. federal tax returns for 2009 - 2012 are subject to audit. The company is subject to state and local audits for tax years 2000 - 2012. The company is also subject to non-U.S. income tax examinations for years 2005 - 2012.

14.	Investment in RBC Shares

The company received approximately 2.83 million shares of RBC common stock as a part of the proceeds of its sale of EPC to RBC. One half of the RBC shares were classified as available for sale securities and were recorded at fair value with an unrealized after-tax gain of $1.2 million included in other comprehensive loss as of December 31, 2011. The company entered into an equity collar contract for the remaining half of the RBC shares that were classified as trading securities. Those shares were also recorded at fair value. See Note 12 for further discussion regarding the collar. During the first three months of 2012, the company sold all of its RBC shares for net proceeds of $187.6 million or an average price of $66.19 per share. A pre-tax gain of $27.2 million was recorded in other income in the condensed consolidated statement of earnings. The $27.2 million was comprised of a $43.2 million gain on the sale of the RBC shares, the recognition of a $1.9 million gain recognized in other comprehensive earnings at December 31, 2011 as partially offset by the write off of $17.9 million, the value of the collar at December 31, 2011. The $187.6 million of proceeds received during the first six months of 2012 were used to pay down debt.

15.	Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the three months ended June 30, 2013 are as follows:

	(dollars in millions)
	Cumulative Foreign Currency Translation		Unrealized Net Gain (Loss) on Cash Flow Derivatives	Pension Liability	Total
Balance at March 31, 2013	$18.0		$1.4	$(334.4)	$(315.0)
Other comprehensive (loss) earnings before reclassifications	(4.1)		(0.4)	(5.0)	(9.5)
Amounts reclassified from accumulated other comprehensive loss: (1)	-		(0.5)	6.3	5.8

Balance at June 30, 2013	$13.9		$0.5	$(333.1)	$(318.7)

(1) Amounts reclassified from accumulated other comprehensive loss:
Realized losses on derivatives reclassified to cost of products sold	(0.8)
Tax benefit	0.3

Reclassification net of tax	$(0.5)

Amortization of pension items:
Actuarial losses	$10.4	(2)
Prior year service cost	(0.2	)(2)

	10.2
Tax benefit	(3.9)

Reclassification net of tax	$6.3

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 - Pensions for additional details.

15.	Changes in Accumulated Other Comprehensive Loss by Component (continued)

Changes to accumulated other comprehensive loss by component for the six months ended June 30, 2013 are as follows:

	(dollars in millions)
	Cumulative Foreign Currency Translation		Unrealized Net Gain (Loss) on Cash Flow Derivatives	Pension Liability	Total
Balance at December 31, 2012	$19.5		$0.7	$(340.7)	$(320.5)
Other comprehensive (loss) earnings before reclassifications	(5.6)		0.7	(5.0)	(9.8)
Amounts reclassified from accumulated other comprehensive loss: (3)	-		(0.9)	12.6	11.6

Balance at June 30, 2013	$13.9		$0.5	$(333.1)	$(318.7)

(3) Amounts reclassified from accumulated other comprehensive loss:
Realized losses on derivatives reclassified to cost of products sold	(1.4)
Tax benefit	0.5

Reclassification net of tax	$(0.9)

Amortization of pension items:
Actuarial losses	$21.0	(4)
Prior year service cost	(0.4	)(4)

	20.6
Tax benefit	(8.0)

Reclassification net of tax	$12.6

(4)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 - Pensions for additional details.

PART I - FINANCIAL INFORMATION

ITEM 2 -         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading manufacturer of water heaters and boilers, serving a diverse mix of residential and commercial end markets principally in the United States (U.S.), Canada and China. Our company is comprised of two reporting segments: North America and Rest of World. Our Rest of World segment is comprised of China, India, Europe and the Middle East. Both segments manufacture and market comprehensive lines of residential gas, gas tankless and electric water heaters and commercial water heating equipment. Both segments primarily serve their respective regions of the world. The North America segment also manufactures and markets specialty commercial water heating equipment, condensing and non-condensing boilers and water systems tanks. The Rest of World segment also manufactures and markets water treatment products, primarily for Asia.

Sales in our North America segment grew approximately six percent in the second quarter of 2013 compared to the second quarter of 2012. The recovery in the U.S. housing market and a strong replacement market positively impacted our residential water heater volumes in the second quarter this year. As a result, we expect the residential water heater industry’s unit shipments to grow approximately five percent in 2013. We expect the commercial water heater industry to grow approximately four percent in units shipped for the full year compared with last year. Driven by a transition that we expect in the boiler industry from non-condensing boilers to condensing boilers, we expect sales of Lochinvar branded products to grow approximately ten percent in 2013.

Sales in our Rest of World segment grew approximately 33 percent in the second quarter of 2013 compared to the second quarter of 2012, primarily as a result of growth in sales of A. O. Smith branded products in China. We expect A. O. Smith branded products sales in China to grow approximately 18 percent in 2013 as greater demand for our premium water heating and water treatment products and a higher priced product mix as a result of new product introductions with higher value features and benefits contribute to our growth.

Non-GAAP Financial Information

To provide improved transparency into the operating results of our business, effective with the first quarter of 2013 we have been providing non-GAAP measures (adjusted earnings, adjusted earnings per share (EPS) and adjusted segment operating earnings) that exclude certain items as well as non-operating pension costs consisting of interest cost, expected returns on assets, amortization of actuarial gains (losses) and curtailments. Prior period results are provided on a comparable basis.

We believe that adjusted earnings, adjusted EPS and adjusted segment operating earnings provide useful information to investors about our operating performance and allow management and our investors to compare our performance period over period.

RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST SIX MONTHS OF 2013 COMPARED TO 2012

Sales for the second quarter of 2013 were $549.1 million or 13.4 percent higher than sales of $484.2 million in the second quarter of 2012. Sales in the first half of 2013 increased by $105.9 million to $1,058.7 million from $952.8 million in the same period last year. The increase in sales in both the second quarter and first half of the year is due to improved sales of water heaters and boilers in the U.S. as well as higher sales in China. Sales of A. O. Smith branded products in China grew 35 percent and 25 percent in the second quarter and first half of 2013, respectively, as compared to the same periods of 2012.

Gross profit margin in the second quarter of 2013 increased to 36.1 percent from 33.1 percent in the second quarter of 2012. Our gross profit margin in the first half of 2013 increased to 35.6 percent from 32.5 percent in the first half of 2012. The higher margins in 2013 were primarily due to the contribution from increased volumes of water heaters and boilers in the U.S. and higher sales of A. O. Smith branded products in China as well as improved pricing associated with a domestic price increase effective in June 2012.

Selling, general and administrative (SG&A) expenses in the second quarter and first half of 2013 increased by $22.7 million and $37.4 million, respectively, as compared to the same periods last year. The increase in SG&A expenses in both periods in 2013 was primarily due to higher selling and advertising costs in support of increased volumes in China and North America as well as higher pension costs in North America.

On March 28, 2013, our board of directors approved a plan to transfer residential water heater production from our Fergus, Ontario plant to our other North American facilities. The majority of our production was consolidated in the second quarter of 2013. As a result of the capacity reduction, we incurred pre-tax restructuring expense of $4.2 million and $16.9 million in the second quarter and first half of 2013, respectively, related to employee severance costs and impairment of assets. Additional restructuring expenses associated with equipment relocation are expected to total approximately $2.5 million for the remainder of the year. Excluding restructuring costs, we expect pre-tax operating savings related to the plant rationalization will be $3 to $4 million in 2013. We expect pre-tax annual savings of approximately $10 million in 2014.

In addition, included in operating earnings in the first half of 2013 is a pre-tax gain of $11.0 million from a first quarter settlement with a former supplier related to previous overcharges and warranty costs.

Interest expense in the second quarter of 2013 was $1.6 million compared to $2.2 million in the same period last year. Interest expense in the first half of 2013 was $3.1 million compared to $5.2 million in the same period last year. The higher interest expense in the second quarter and first half of 2012 was due to higher debt levels primarily as a result of the Lochinvar acquisition in 2011. In addition, in 2011 we sold our Electrical Products Company to Regal Beloit Corporation (RBC) and received 2.83 million shares of RBC common stock. During 2012 we sold all of our shares of RBC common stock, the net proceeds of which were used to pay down debt in 2012.

Other income was $0.7 million in the second quarter of 2013 down from $1.2 million in the same period last year primarily due to lower interest income. Other income in the first half of 2013 was $1.7 million down from $30.3 million in the first half of 2012. Other income in the first half of 2012 included a $27.2 million pre-tax net gain on the sale of RBC shares. The $27.2 million gain was comprised of a $43.2 million gain on the sale of the RBC shares, the recognition of a $1.9 million gain recognized in other comprehensive earnings at December 31, 2011 as partially offset by the write-off of $17.9 million, the value of a RBC share collar at December 31, 2011. During the first half of 2012, we sold all of our RBC shares for net proceeds of $187.6 million or an average price of $66.19 per share.

Our effective tax rates for the second quarter and first half of 2013 were 31.3 percent and 31.5 percent, respectively. Our effective tax rates for the second quarter and first half of 2012 were 30.8 percent and 31.5 percent, respectively.

Our pension costs and credits are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. We consider current market conditions including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 8.00 percent in 2013 compared to 8.50 percent in 2012. The discount rate used to determine net periodic pension costs decreased from 4.90 percent in 2012 to 4.05 percent in 2013. Pension expense for the first half of 2013 was $14.0 million or $7.1 million higher than the first half of 2012. Total pension expense for 2013 is expected to be $27.9 million. Our pension costs are reflected in cost of products sold and SG&A expense.

North America

Sales for our North America segment were $389.0 million in the second quarter of 2013 or $23.1 million higher than sales of $365.9 million in the second quarter of 2012. Sales for the first half of 2013 were $767.7 million in the second quarter of 2013 or $48.5 million higher than sales of $719.2 million in the same period last year. Higher sales of residential water heaters in the U.S., as well as higher sales of Lochinvar branded products more than offset lower volumes of commercial water heaters in the second quarter.

North America operating earnings were $55.0 million in the second quarter of 2013 or 7.4 percent higher than earnings of $51.2 million in the same period of 2012. Operating earnings in the first half of 2013 were $109.1 million or 16.8 percent higher than operating earnings of $93.4 million in the first half of 2012. Adjusted segment operating earnings were $62.8 million in the second quarter of 2013 compared to $52.3 million in the second quarter of 2012. Adjusted segment operating earnings were $122.1 million in the first half of 2013 compared to $95.5 million in the first half of last year. The 2013 second quarter adjusted operating margin of 16.1 percent was higher than 14.3 percent in the same period last year. The first half of 2013 adjusted operating margin of 15.9 percent was higher than 13.3 percent in the same period in 2012. Higher incremental margins associated with increased volumes of water heaters and boilers in the U.S., improved pricing associated with a price increase effective in the second quarter of last year as well as lower material costs contributed to higher operating earnings and higher operating margin.

Adjusted segment operating earnings for the second quarter of 2013 exclude $4.2 million of pre-tax restructuring and impairment charges associated with the transfer of production from Fergus, Ontario and $3.6 million of non-operating pension costs compared to the exclusion of $1.1 million of non-operating pension costs in the same period in 2012. Adjusted segment operating earnings for the first half of 2013 exclude $16.9 million of pre-tax restructuring and impairment charges associated with the transfer of production from Fergus, Ontario and an $11.0 million pre-tax gain on the settlement with a former supplier in addition to $7.1 million of non-operating pension costs compared to the exclusion of $2.1 million of non-operating pension costs in the first half of 2012.

Rest of World

Sales for our Rest of World segment were $169.5 million in the second quarter of 2013 or $42.3 million higher than sales of $127.2 million in the second quarter of 2012. Sales for the first half 2013 were $307.8 million or $56.3 million higher than sales of $251.5 million in the first half of 2012. Sales of A. O. Smith branded products in China grew 35 percent and 25 percent in the second quarter and first half of 2013, respectively, as compared to the same periods of 2012.

Operating earnings for our Rest of World segment were $22.4 million in the second quarter of 2013 or 82 percent higher than $12.3 million in the second quarter of 2012. Operating earnings for the first half of 2013 were $40.7 million or 53.6 percent higher than $26.5 million in the first half of 2012. The improved earnings in the second quarter and first half of 2013 were due to the effect of higher sales of A. O. Smith branded products in China and a higher priced product mix as a result of product introductions with higher value features and benefits and smaller losses at our non-A. O. Smith branded water treatment business.

Outlook

Our two business segments performed very well in the first half of this year. The improvements in new home construction in the U.S. and the continued market acceptance of our high-efficiency condensing boilers have added profitable revenues to our strong replacement water heater business. Our Rest of World business segment remained strong in the first half of this year, with new products contributing increased sales and profits. As a result of our strong first half performance, we increased our guidance for 2013. We believe A. O. Smith Corporation will achieve full year GAAP earnings of between $1.62 and $1.68 per share with adjusted earnings of between $1.84 and $1.90 per share. These estimates do not include the potential impact from future acquisitions. The adjusted earnings per share projection excludes non-operating pension costs, restructuring and impairment expenses related to the plant rationalization in Canada and the gain from the settlement with a former supplier. Further, we have initiated a project for the implementation of a global Enterprise Resource Planning (ERP) system. We estimate it will result in additional expenses of approximately $5 million in 2013. We anticipate the implementation of the ERP system in North America will be completed by late 2015.

Liquidity & Capital Resources

Our working capital of $635.5 million at June 30, 2013 was $27.3 million higher than at December 31, 2012. Higher inventory levels related to product repositioning from Canada to the U.S. and lower accounts payable balances in China explain the majority of the increase.

Cash provided by continuing operating activities in the first half of 2013 was $106.4 million compared with $30.2 million during the same period last year. The improvement in cash flow is primarily related to higher earnings from operations and lower cash outlays for working capital. For the full year 2013, we expect our total cash provided by continuing operating activities to be $240 to $260 million.

Our capital expenditures totaled $38.2 million in the first half of 2013, compared with $30.3 million spent in the year ago period. We are projecting 2013 capital expenditures to be between $80 and $90 million, including approximately $40 million in India and China to continue construction of a second water heater manufacturing plant in Nanjing, China to meet local demand and to complete the expansion of our manufacturing plant near Bangalore, India. The new plant in China is projected to add 50 percent more capacity to our China water heater operations. The first phase of the new plant is expected to be completed in the third quarter. We also continue to expand our India plant to accommodate more water heater models, in-source some component manufacturing and meet local demand. We also anticipate capital expenditures in 2013 related to our ERP system to be approximately $15 million. We expect our full year depreciation and amortization to be between $55 to $60 million. In addition, during the first quarter of 2013, we acquired MIM, a water treatment company based in Turkey for a cash outlay of $4.0 million.

In December 2012, we completed a $400 million multi-currency credit facility with eight banks which expires in December 2017. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of June 30, 2013.

The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt. At June 30, 2013, we had available borrowing capacity of $256.5 million under this facility. We believe the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt decreased $34.4 million from $243.7 million at December 31, 2012 to $209.3 million at June 30, 2013. Our leverage, as measured by the ratio of total debt to total capitalization, was 14.3 percent at the end of the quarter, compared with 16.9 percent at December 31, 2012.

We continue to meet all funding requirements under ERISA regulations regarding our pension plan. We do not expect to make contributions to the plan in 2013.

During the second quarter of 2013, we repurchased 272,800 shares, at an average price of $38.54 per share for a total of $10.5 million. In July 2013, our board of directors approved authority for us to repurchase 2,000,000 shares that was incremental to our existing share repurchase program. After the board action, we have repurchase authority of approximately 2.6 million shares.

On July 8, 2013, our board of directors declared a regular cash dividend in the amount of $.12 per share on our common stock and Class A common stock. The dividend is payable on August 15, 2013 to shareholders of record on July 31, 2013.

A. O. SMITH CORPORATION

Adjusted Earnings and Adjusted EPS

(dollars in millions, except per share data)

(unaudited)

The following is a reconciliation of net earnings and diluted EPS to adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Earnings (GAAP)	$42.1	$35.0	$81.1	$82.5
Non-operating pension costs, before tax	4.8	1.7	9.6	3.3
Tax effect of non-operating pension costs	(1.8)	(0.7)	(3.6)	(1.3)
Settlement income, before tax	-	-	(11.0)	-
Tax effect of settlement income	-	-	4.2	-
Restructuring and impairment expenses, before tax	4.2	-	16.9	-
Tax effect of restructuring and impairment expenses	(1.1)	-	(4.3)	-
Net gain on shares of Regal Beloit Corporation stock, before tax	-	-	-	(27.2)
Tax effect of net gain on shares of Regal Beloit Corporation stock	-	-	-	10.4

Adjusted Earnings	$48.2	$36.0	$92.9	$67.7

Diluted EPS (GAAP)	$0.45	$0.38	$0.87	$0.89
Non-operating pension costs per diluted share, before tax	0.05	0.02	0.10	0.04
Tax effect of non-operating pension costs per diluted share	(0.02)	(0.01)	(0.04)	(0.02)
Settlement income per diluted share, before tax	-	-	(0.12)	-
Tax effect of settlement income per diluted share	-	-	0.05	-
Restructuring and impairment expenses per diluted share, before tax	0.05	-	0.19	-
Tax effect of restructuring and impairment expense per diluted share	(0.01)	-	(0.05)	-
Net gain on shares of Regal Beloit Corporation stock per diluted share, before tax	-	-	-	(0.29)
Tax effect of net gain on shares of Regal Beloit Corporation stock per diluted share	-	-	-	0.11

Adjusted EPS	$0.52	$0.39	$1.00	$0.73

A. O. SMITH CORPORATION

Adjusted Segment Operating Earnings

(dollars in millions)

(unaudited)

The following is a reconciliation of segment operating earnings to adjusted segment operating earnings (non-GAAP):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segment Operating Earnings (GAAP)
North America	$55.0	$51.2	$109.1	$93.4
Rest of World	22.4	12.3	40.7	26.5

Total Segment Operating Earnings (GAAP)	$77.4	$63.5	$149.8	$119.9

Adjustments
North America	$7.8	$1.1	$13.0	$2.1
Rest of World	-	-	-	-

Total Adjustments	$7.8	$1.1	$13.0	$2.1

Adjusted Segment Operating Earnings
North America	$62.8	$52.3	$122.1	$95.5
Rest of World	22.4	12.3	40.7	26.5

Total Adjusted Segment Operating Earnings	$85.2	$64.6	$162.8	$122.0

Additional information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Adjustments: North America Segment
Non-operating pension costs	$3.6	$1.1	$7.1	$2.1
Settlement income	-	-	(11.0)	-
Restructuring and impairment expenses	4.2	-	16.9	-

Total North America Segment Adjustments	$7.8	$1.1	$13.0	$2.1

A. O. SMITH CORPORATION

Adjusted 2013 EPS Guidance and Adjusted 2012 EPS

(unaudited)

The following is a reconciliation of diluted EPS from continuing operations to adjusted EPS from continuing operations (non-GAAP) (all items are net of tax):

	2013 Guidance	2012
Diluted EPS (GAAP)	$1.62 - 1.68	$1.75
Non-operating pension costs per diluted share	0.13	0.04
Settlement income per diluted share	(0.07)	(0.03)
Restructuring and impairment expenses per diluted share	0.16	-
Net gain on shares of Regal Beloit Corporation stock per diluted share	-	(0.18)
Gain on contingent consideration adjustment per diluted share	-	(0.02)

Adjusted EPS	$1.84 - 1.90	$1.56

Critical Accounting Policies

The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the U.S. which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2012. We believe that at June 30, 2013 there has been no material change to this information.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 allows an entity to first assess qualitative factors in determining whether events and circumstances indicate that it is more-likely-than not that an indefinite-lived intangible asset is impaired. If an entity determines that it is not more-likely-than not that the indefinite-lived intangible asset is impaired, then the entity is not required to perform a quantitative impairment test. ASU 2012-02 is effective for the year ending December 31, 2013. The adoption of this ASU will not have an impact on our consolidated financial condition, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 sets requirements for presentation for significant items reclassified out of accumulated other comprehensive income to net income in reporting periods presented. ASU 2013-02 is effective prospectively beginning with the quarter ended March 31, 2013. The adoption of this guidance did not have an impact on the company’s financial condition or results of operations but required additional disclosure in the notes to the company’s financial statements. We have complied with the disclosure requirements of ASU 2013-02 for the three and six months ended June  30, 2013.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the

Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this release. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: uncertain costs, savings and timeframes associated with the plant rationalization in Canada; uncertain costs, savings and timeframes associated with the implementation of the Enterprise Resource Planning system; potential weakening in the high efficiency boiler segment in the U.S.; the ability to execute our acquisition strategy; significant volatility in raw material prices; competitive pressures on the company’s businesses; inability to implement pricing actions; instability in the company’s replacement markets; strength or duration of any recoveries in U.S. residential or commercial construction; a further slowdown in the Chinese economy; foreign currency fluctuations; and adverse general economic conditions and capital market deterioration.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 14, 2007, our board of directors approved a stock repurchase program authorizing the purchase of up to 3,000,000 shares of our common stock, and in December 2010, our board of directors ratified that authorization. In July 2013, our board of directors approved an incremental 2,000,000 shares to the existing discretionary share repurchase program resulting in aggregate authority to repurchase 2,551,642 shares. Under the share repurchase program, the company’s common stock may be purchased through a combination of a 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchase will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors, including alternative investment opportunities. The share repurchase program may be suspended, modified or discontinued at any time, subject to the parameters of any 10b5-1 automatic trading plan that the company may implement. These stock repurchase authorizations remain effective until terminated by the board of directors. The following table sets forth the number of shares of common stock the company repurchased during the second quarter of 2013 giving effect where appropriate to the two-for-one stock split payable on May 15, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 1 – April 30, 2013	-	-	-	824,442
May 1 – May 31, 2013	-	-	-	824,442
June 1 – June 30, 2013	272,800	38.54	272,800	551,642

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Refer to the Exhibit Index on page 30 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

August 5, 2013	/s/Daniel L. Kempken
Daniel L. Kempken
Vice President and Controller

August 5, 2013	/s/John J. Kita
John J. Kita
Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the six months ended June 30, 2013 are furnished herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Earnings for the three and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2013, and December 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (v) the Notes to Condensed Consolidated Financial Statements