Form 10-Q
period 2013-09-30
SMITH A O CORP
filed 2013-11-04
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

Class A Common Stock Outstanding as of October 31, 2013 — 13,225,946 shares

Common Stock Outstanding as of October 31, 2013 — 77,998,261 shares

Index

A. O. Smith Corporation

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Three and Nine Months Ended September 30, 2013 and 2012

(dollars in millions, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$536.2	$462.2	$1,594.9	$1,415.0
Cost of products sold	339.6	305.4	1,021.0	948.6

Gross profit	196.6	156.8	573.9	466.4
Selling, general and administrative expenses	133.7	111.5	385.3	325.7
Contingent consideration adjustment	-	(6.4)	-	(6.4)
Restructuring, impairment and settlement expense, net	1.3	-	7.2	-
Interest expense	1.4	1.9	4.5	7.1
Other income	(1.1)	(2.2)	(2.8)	(32.5)

	61.3	52.0	179.7	172.5
Provision for income taxes	15.1	15.0	52.4	53.1

Net Earnings	$46.2	$37.0	$127.3	$119.4

Net Earnings Per Share of Common Stock	$0.50	$0.40	$1.38	$1.30

Diluted Net Earnings Per Share of Common Stock	$0.50	$0.40	$1.37	$1.28

Dividends Per Share of Common Stock	$0.12	$0.10	$0.34	$0.26

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Three and Nine Months Ended September 30, 2013 and 2012

(dollars in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net earnings	$46.2	$37.0	$127.3	$119.4
Other comprehensive earnings (loss)
Foreign currency translation adjustments	3.6	6.1	(2.0)	3.1
Unrealized net (loss) gain on cash flow derivative instruments, less related income tax benefit (provision) of $0.3 and $0.4 in 2013, $0.1 and $(0.2) in 2012	(0.5)	(0.1)	(0.7)	0.3
Adjustment to pension liability gain (loss) less related income tax (provision) benefit of $(4.0) and $(11.9) in 2013 and $1.5 and $1.5 in 2012	6.3	(3.4)	13.9	(3.4)
Reversal of unrealized gain on investments less related income tax benefit of $0.7 in 2012	-	-	-	(1.2)

Comprehensive Earnings	$55.6	$39.6	$138.5	$118.2

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2013 and December 31, 2012

(dollars in millions, except share data)

	(unaudited) September 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$374.1	$266.9
Marketable securities	102.7	196.0
Receivables	436.0	425.4
Inventories	189.5	163.4
Deferred income taxes	36.9	33.2
Other current assets	25.8	22.3

Total Current Assets	1,165.0	1,107.2
Property, plant and equipment	728.0	680.7
Less accumulated depreciation	356.3	335.0

Net property, plant and equipment	371.7	345.7
Goodwill	434.9	435.4
Other intangibles	329.2	338.7
Other assets	48.1	38.2

Total Assets	$2,348.9	$2,265.2

Liabilities
Current Liabilities
Trade payables	$344.5	$328.9
Accrued payroll and benefits	55.0	46.5
Accrued liabilities	75.3	61.8
Product warranties	46.0	43.2
Long-term debt due within one year	14.4	18.6

Total Current Liabilities	535.2	499.0
Long-term debt	213.4	225.1
Pension liabilities	188.1	190.1
Other liabilities	159.6	156.9

Total Liabilities	1,096.3	1,071.1
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 13,299,752 and 13,309,876	66.5	66.6
Common Stock, $1 par value: authorized 120,000,000 shares; issued 82,054,070 and 82,043,946	82.1	82.0
Capital in excess of par value	588.3	580.5
Retained earnings	950.7	855.1
Accumulated other comprehensive loss	(309.3)	(320.5)
Treasury stock at cost	(125.7)	(69.6)

Total Stockholders’ Equity	1,252.6	1,194.1

Total Liabilities and Stockholders’ Equity	$2,348.9	$2,265.2

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2013 and 2012

(dollars in millions)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities

Net earnings	$127.3	$119.4
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	42.2	40.4
Pension expense	20.9	10.3
Loss on disposal of assets	0.2	0.8
Gain on sale of investments	-	(27.2)
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	(2.7)	(45.1)
Noncurrent assets and liabilities	1.9	2.4

Cash Provided by Operating Activities - continuing operations	189.8	101.0

Cash Used in Operating Activities - discontinued operations	(1.8)	(27.3)

Cash Provided by Operating Activities	188.0	73.7

Investing Activities
Capital expenditures	(65.7)	(44.5)
Acquisition of business	(4.0)	-
Investments in marketable securities	(63.8)	(237.8)
Net proceeds from sale of securities	158.4	227.8

Cash Provided by (Used in) Investing Activities	24.9	(54.5)

Financing Activities
Long-term debt retired	(16.5)	(183.1)
Common stock repurchases	(66.5)	(9.7)
Net proceeds from stock option activity	8.9	13.8
Dividends paid	(31.6)	(24.0)

Cash Used in Financing Activities	(105.7)	(203.0)

Net increase (decrease) in cash and cash equivalents	107.2	(183.8)
Cash and cash equivalents - beginning of period	266.9	463.4

Cash and Cash Equivalents - End of Period	$374.1	$279.6

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K filed with the SEC on February 27, 2013.

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

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 sets requirements for presentation for significant items reclassified out of accumulated other comprehensive income to net income in reporting periods presented. ASU 2013-02 was effective prospectively beginning with the quarter ended March 31, 2013. The adoption of this guidance did not have an impact on the company’s financial

1.	Basis of Presentation (continued)

condition or results of operations but required additional disclosure in the notes to the company’s financial statements. The company complied with the disclosure requirements of ASU 2013-02 for the three and nine months ended September 30, 2013.

2.	Acquisition

On February 14, 2013, the company acquired 100 percent of the shares of MiM Isitma Sogutma Havalandirma ve Aritma Sistemleri San. Tic. A.S. (MiM), a privately-held Turkish water treatment company. The addition of MiM expanded the company’s product offerings and gives the company access to Eastern Europe and Black Sea region water treatment markets. MiM is included in the Rest of World segment.

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

MiM’s results of operations have been included in the company’s financial statements from February 14, 2013, the date of acquisition. Revenues and pre-tax results associated with MiM included in results of operations for the three and nine months ended September 30, 2013 are not material to the company’s net sales or pre-tax earnings.

3.	Restructuring, Impairment and Settlement Expense - Net

During the three months ended March 31, 2013, the company announced the move of its manufacturing operations from its Fergus, Ontario facility to other North American facilities. During the three months ended September 30, 2013, the company recognized $1.3 million of pre-tax restructuring and impairment expenses, comprised of $1.3 million of equipment relocation costs and $0.3 million of inventory obsolescence reserves and a reduction in severance costs of $0.3 million, as well as a corresponding $0.3 million income tax benefit related to the expenses. For the nine months ended September 30, 2013, the company has recognized $18.2 million of pre-tax restructuring and impairment expenses, comprised of $7.5 million of severance costs, $1.9 million for inventory obsolescence reserves, impairment charges related to long-lived assets totaling $7.5 million and $1.3 million for equipment relocation costs, as well as a corresponding $4.6 million income tax benefit related to the expenses. The majority of the consolidation of operations occurred in the second quarter of 2013.

On March 11, 2013, the company entered into a settlement agreement with a former supplier of a North American subsidiary regarding previous overcharges and warranty costs. The terms of the settlement agreement resulted in an $11.0 million cash payment to the company, a pre-tax gain of $11.0 million and a related $4.3 million income tax expense.

3.	Restructuring, Impairment and Settlement Expense - Net (continued)

The following table presents an analysis of the company’s restructuring, impairment and settlement reserves as of and for the nine months ended September 30, 2013:

	(dollars in millions)
	Inventory Obsolescence	Severance Costs	Asset Impairment	Equipment Relocation Costs	Settlement Income	Total
Balance at December 31, 2012	$-	$-	$-	$-	$-	$-
Expense (income) recognized	-	5.2	7.5	-	(11.0)	1.7
Asset write-down	-	-	(7.5)	-	-	(7.5)
Settlement income	-	-	-	-	11.0	11.0

Balance at March 31, 2013	$-	$5.2	$-	$-	$-	$5.2

Expense recognized	1.6	2.6	-	-	-	4.2
Severance payments	-	(0.9)	-	-	-	(0.9)

Balance at June 30, 2013	$1.6	$6.9	$-	-	$-	$8.5

Expense (income) recognized	0.3	(0.3)	-	1.3	-	1.3
Severance payments	-	(4.2)	-	-	-	(4.2)

Balance at September 30, 2013	$1.9	$2.4	$-	$1.3	$-	$5.6

4.	Inventories

The following table presents the components of the company’s inventory balances:

	(dollars in millions)
	September 30, 2013	December 31, 2012
Finished products	$97.2	$74.4
Work in process	12.0	12.0
Raw materials	103.3	100.0

	212.5	186.4
LIFO reserve	(23.0)	(23.0)

	$189.5	$163.4

5.	Long-Term Debt

The company has a $400 million multi-currency revolving credit agreement with eight banks. The facility expires on December 12, 2017 and has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Interest rates on borrowings under the facility are determined in part based upon the company’s leverage ratio.

Borrowings under bank credit lines and commercial paper borrowings are supported by the $400 million revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt at September 30, 2013.

6.	Product Warranties

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. The following table presents the company’s warranty liability activity for each of the three first three month periods in 2013 and 2012 (dollars in millions):

	(dollars in millions)
	2013	2012
Balance at January 1,	$129.6	$131.9
Expense	15.0	15.4
Claims settled	(15.7)	(15.3)

Balance at March 31,	$128.9	$132.0

Expense	16.7	14.9
Claims settled	(15.8)	(14.9)

Balance at June 30,	129.8	132.0

Expense	15.5	12.4
Claims settled	(13.6)	(11.8)

Balance at September 30,	$131.7	$132.6

7.	Earnings Per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Denominator for basic earnings per share - weighted average shares	92,050,932	92,387,904	92,417,352	92,381,930
Effect of dilutive stock options and share units	677,129	750,280	629,201	705,766

Denominator for diluted earnings per share	92,728,061	93,138,184	93,046,553	93,087,696

8.	Stock Based Compensation

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. The plan was reapproved on April 16, 2012. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options, restricted stock or share units under the plan at September 30, 2013 was 2,759,070. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.

Total stock based compensation cost recognized in the three months ended September 30, 2013 and 2012 was $2.4 million and $1.5 million, respectively. Total stock based compensation cost recognized in the nine month periods ended September 30, 2013 and 2012 was $8.8 million and $5.3 million, respectively.

8.	Stock Based Compensation (continued)

Stock Options

The stock options granted in the nine months ended September 30, 2013 and 2012 have three year pro-rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2013 and 2012 expire ten years after date of grant. Options are expensed ratably over the three-year vesting period. Stock based compensation cost attributable to stock options in the three months ended September 30, 2013 and 2012 was $1.1 million and $0.7 million, respectively. Stock based compensation expense attributable to stock options in the nine months ended September 30, 2013 and 2012 was $4.1 million and $2.5 million, respectively. Included in the stock option expense for the nine months ended September 30, 2013 and 2012 was expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

Changes in option awards, all of which relate to Common Stock, were as follows for the nine months ended September 30, 2013:

	Weighted-Average Per Share Exercise Price	Nine Months Ended September 30, 2013	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)

Outstanding at January 1, 2013	$16.72	1,530,734

Granted	35.03	357,100

Exercised	13.13	(363,862)

Forfeited	30.66	(3,732)

Outstanding at September 30, 2013	21.84	1,520,240	8 years	$35.5

Exercisable at September 30, 2013	$15.83	820,614	7 years	$24.1

The weighted-average fair value per option at the date of grant during the nine months ended September 30, 2013 and 2012 using the Black-Scholes option-pricing model was $12.48 and $8.26, respectively. Assumptions were as follows:

	Nine Months Ended September 30,
	2013	2012
Expected life (years)	6.1	6.2
Risk-free interest rate	2.0%	2.0%
Dividend yield	1.1%	1.4%
Expected volatility	38.4%	39.4%

8.	Stock Based Compensation (continued)

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

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 142,900 and 167,800 share units under the plan in the nine months ended September 30, 2013 and 2012, respectively. The share units were valued at $4.9 million and $3.9 million at the dates of issuance in 2013 and 2012, respectively, based on the company’s stock price at the dates of grant and those amounts are recognized as compensation expense ratably over the three-year vesting period. Share based compensation expense attributable to share units of $1.2 million and $0.8 million was recognized in the three months ended September 30, 2013 and 2012, respectively. Share based compensation expense attributable to share units of $4.7 million and $2.8 million was recognized in the nine months ended September 30, 2013 and 2012, respectively. Share based compensation expense recognized in the nine months ended September 30, 2013 and 2012 included expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period.

A summary of share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value

Issued and unvested at January 1, 2013	469,012	$19.37

Granted	142,900	34.63

Vested	(157,732)	13.97

Forfeited	(9,350)	27.38

Issued and unvested at September 30, 2013	444,830	$26.02

9.	Pensions

The following table presents the components of the company’s net pension expense:

	(dollars in millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$2.3	$1.9	$6.8	$5.8
Interest cost	9.9	10.9	29.6	32.6
Expected return on plan assets	(15.5)	(17.2)	(46.3)	(51.6)
Amortization of unrecognized loss	10.6	8.1	31.5	24.1
Amortization of prior service cost	(0.3)	(0.2)	(0.7)	(0.6)

Defined benefit plan expense	$7.0	$3.5	$20.9	$10.3

The company did not make a contribution to its U.S. pension plan in 2012 and does not anticipate making a contribution in 2013.

10.	Operations by Segment

The company is comprised of two reporting segments: North America and Rest of World. The Rest of World segment is primarily comprised of China, India, Europe and the Middle East. Both segments manufacture and market comprehensive lines of residential gas, gas tankless and electric water heaters and commercial water heating equipment. Both segments primarily serve their respective regions of the world. The North America segment also manufactures and markets specialty commercial water heating equipment, condensing and non-condensing boilers and water system tanks. The Rest of World segment also manufactures and markets water treatment products, primarily in Asia.

The company’s operations by segment are as follows:

	(dollars in millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales
North America	$370.1	$335.7	$1,137.8	$1,054.9
Rest of World	175.2	133.8	483.0	385.3
Inter-segment sales	(9.1)	(7.3)	(25.9)	(25.2)

	$536.2	$462.2	$1,594.9	$1,415.0

Operating earnings
North America (1) (3) (4) (5)	$51.5	$50.7	$160.6	$144.1
Rest of World	26.9	12.7	67.6	39.2
Inter-segment earnings elimination	(0.1)	-	(0.1)	-

	78.3	63.4	228.1	183.3

Corporate expense (2) (6)	(15.6)	(9.5)	(43.9)	(3.7)
Interest expense	(1.4)	(1.9)	(4.5)	(7.1)

Earnings before income taxes	61.3	52.0	179.7	172.5
Provision for income taxes	15.1	15.0	52.4	53.1

Net earnings	$46.2	$37.0	$127.3	$119.4

(1) Includes non-operating pension costs of:	$(3.9)	$(1.2)	$(11.1)	$(3.3)
(2) Includes non-operating pension costs of:	(1.3)	(0.6)	(3.7)	(1.8)
(3) Includes settlement income of:	-	-	11.0	-
(4) Includes restructuring and impairment expenses of:	(1.3)	-	(18.2)	-
(5) Includes contingent consideration adjustment of:	-	6.4	-	6.4
(6) Includes net gain on shares of Regal Beloit Corporation stock of:	-	-	-	27.2

11.	Fair Value Measurements

Accounting Standards Codification (ASC) 820 Fair Value Measures and Disclosures, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such

11.	Fair Value Measurements (continued)

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

Assets and liabilities measured at fair value on a recurring basis are as follows:

	(dollars in millions)
Fair Value Measurement Using	September 30, 2013	December 31, 2012
Quoted prices in active markets for identical assets (Level 1)	$102.8	$197.2

There were no changes in the company’s valuation techniques used to measure fair values on a recurring basis during the nine months ended September 30, 2013.

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

Equity Collar Contract

On August 22, 2011, the company sold its Electrical Products Company (EPC) to Regal Beloit Corporation (RBC) and received approximately 2.83 million shares of RBC common stock. The RBC share price appreciated in the first quarter of 2011 during which the company entered into an equity collar contract for 50 percent of the RBC shares it owned to protect a portion of that appreciation. The put strike price of the collar was $63.29 and the call strike price of the collar was $77.32. The collar did not qualify for hedge accounting and therefore was adjusted to fair value on a quarterly basis through earnings from continuing operations. The mark to market accounting for the RBC shares and hedge continued until the equity collar contract expired in March of 2012 with no value.

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

The majority of the amounts in accumulated other comprehensive loss for cash flow hedges as of September 30, 2013 is expected to be reclassified into earnings within one year and all of the hedges will be reclassified into earnings no later than December 31, 2014.

The following table summarizes, by currency, the contractual amounts of the company’s foreign currency forward contracts:

	(dollars in millions)
	September 30,
	2013		2012
	Buy	Sell	Buy	Sell
British pound	$-	$1.9	$-	$2.2
Canadian dollar	-	67.1	-	39.2
Chinese renminbi	-	-	4.6	-
Euro	14.8	2.2	29.9	2.3
Indian rupee	1.5	-	-	-
Mexican peso	15.3	-	11.6	-

Total	$31.6	$71.2	$46.1	$43.7

12.	Derivative Instruments (continued)

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

The minimal after-tax loss on the effective portion of the contracts as of September 30, 2013 was recorded in accumulated other comprehensive loss, and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The effective portion of the contracts will be reclassified within one year. Commodity hedges outstanding at September 30, 2013 involve a total of approximately 0.2 million pounds of copper.

The impact of derivative contracts on the company’s financial statements is as follows:

Fair value of derivatives designated as hedging instruments under ASC 815:

		(dollars in millions)
	Balance Sheet Location	September 30, 2013	December 31, 2012
Foreign currency contracts	Accrued liabilities	$(0.3)	$(0.5)
	Other current assets	0.4	1.7

Total derivatives designated as hedging instruments		$0.1	$1.2

The effect of derivatives designated as hedging instruments under ASC 815 on the Statement of Earnings:

Three Months Ended September 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)		Location of gain/(loss) recognized in earnings on derivative (ineffective portion)	Amount of gain/(loss) recognized in earnings on a derivative (ineffective portion)
	2013	2012		2013	2012		2013	2012
Commodities contracts	$-	$(0.1)	Cost of products sold	$(0.1)	$-	Cost of products sold	$-	$-
Foreign currency contracts	(0.8)	(0.3)	Cost of products sold	0.3	(0.2)	N/A	-	-

	$(0.8)	$(0.4)		$0.2	$(0.2)		$-	$-

12.	Derivative Instruments (continued)

Nine Months Ended September 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into earnings (effective portion)		Location of gain/(loss) recognized in earnings on derivative (ineffective portion)	Amount of gain/(loss) recognized in earnings on a derivative (ineffective portion)
	2013	2012		2013	2012		2013	2012
Commodities contracts	$(0.1)	$(0.1)	Cost of products sold	$(0.1)	$(0.1)	Cost of products sold	$-	$-
Foreign currency contracts	0.8	(0.4)	Cost of products sold	1.8	(0.8)	N/A	-	-

	$0.7	$(0.5)		$1.7	$(0.9)		$-	$-

Derivatives not designated as a hedging instrument under ASC 815	Location of loss recognized in earnings from operations on derivative	Amount of loss recognized in earnings from operations on derivative
		2013	2012
Equity collar contract	Other expense - net	$-	$17.9

13.	Income Taxes

The company’s effective tax rate for the three and nine months ended September 30, 2013 was 24.6 percent and 29.2 percent, respectively. The company estimates that its annual effective tax rate for the full year of 2013 will be approximately 29.0 percent. The full year effective tax rate in 2012 was 30.4 percent. Included in the three months ended September 30, 2013 were approximately $3.0 million of higher income tax benefits than previously estimated, primarily related to manufacturing and research and development activities.

As of September 30, 2013, the company had $1.3 million of unrecognized tax benefits of which $0.9 million would affect its effective tax rate if recognized. The company recognizes potential interest and penalties related to unrecognized tax benefits as a component of tax expense.

The company’s U.S. federal tax returns for 2009 - 2012 are subject to audit. The company is subject to state and local audits for tax years 2000 - 2012. The company is also subject to non-U.S. income tax examinations for years 2005 - 2012.

14.	Investment in RBC Shares

The company received approximately 2.83 million shares of RBC common stock as a part of the proceeds of its sale of EPC to RBC. One half of the company’s RBC shares were classified as available for sale securities and were recorded at fair value with an unrealized after-tax gain of $1.2 million included in other comprehensive loss as of December 31, 2011. The company entered into an equity collar contract for the remaining 50 percent of its RBC shares that were classified as trading securities. Those shares were also recorded at fair value. See Note 12 for further discussion regarding the collar. During the first three months of 2012, the company sold all of its RBC shares for net proceeds of $187.6 million or an average price of $66.19 per share. A pre-tax gain of $27.2 million was recorded in other income in the condensed consolidated statement of earnings. The $27.2 million gain was comprised of a $43.2 million gain on the sale of the RBC shares, the recognition of a $1.9 million gain recognized in other comprehensive earnings at December 31, 2011 as partially offset by the

14.	Investment in RBC Shares (continued)

write off of $17.9 million, the value of the collar at December 31, 2011. The $187.6 million of proceeds received during the first six months of 2012 were used to pay down debt.

15.	Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component for the three months ended September 30, 2013 are as follows:

	(dollars in millions)
	Cumulative Foreign Currency Translation		Unrealized Net Gain (Loss) on Cash Flow Derivatives	Pension Liability	Total
Balance at June 30, 2013	$13.9		$0.5	$(333.1)	$(318.7)
Other comprehensive earnings (loss) before reclassifications	3.6		(0.4)	-	3.2
Amounts reclassified from accumulated other comprehensive loss: (1)	-		(0.1)	6.3	6.2

Balance at September 30, 2013	$17.5		$-	$(326.8)	$(309.3)

(1) Amounts reclassified from accumulated other comprehensive loss:
Realized gains on derivatives reclassified to cost of products sold	(0.2)
Tax provision	0.1

Reclassification net of tax	$(0.1)

Amortization of pension items:
Actuarial losses	$10.6	(2)
Prior year service cost	(0.3	)(2)

	10.3
Tax benefit	(4.0)

Reclassification net of tax	$6.3

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 - Pensions for additional details.

15.	Changes in Accumulated Other Comprehensive Loss by Component (continued)

Changes to accumulated other comprehensive loss by component for the nine months ended September 30, 2013 are as follows:

	(dollars in millions)
	Cumulative Foreign Currency Translation		Unrealized Net Gain (Loss) on Cash Flow Derivatives	Pension Liability	Total
Balance at December 31, 2012	$19.5		$0.7	$(340.7)	$(320.5)
Other comprehensive (loss) earnings before reclassifications	(2.0)		0.4	(5.0)	(6.6)
Amounts reclassified from accumulated other comprehensive loss: (3)	-		(1.1)	18.9	17.8

Balance at September 30, 2013	$17.5		$-	$(326.8)	$(309.3)

(3) Amounts reclassified from accumulated other comprehensive loss:
Realized gains on derivatives reclassified to cost of products sold	(1.7)
Tax provision	0.6

Reclassification net of tax	$(1.1)

Amortization of pension items:
Actuarial losses	$31.5	(4)
Prior year service cost	(0.7	)(4)

	30.8
Tax benefit	(11.9)

Reclassification net of tax	$18.9

(4)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 - Pensions for additional details.

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

Sales in our North America segment grew approximately ten percent in the third quarter of 2013 compared to the third quarter of 2012. The recovery in the U.S. housing market and a strong replacement market positively impacted our residential water heater volumes in the third quarter this year. As a result, we expect the residential water heater industry’s unit shipments to grow approximately six percent in 2013 over 2012. We expect the commercial water heater industry to grow approximately six percent in units shipped for the full year 2013 compared with 2012. Driven by a transition that we expect in the boiler industry from non-condensing boilers to condensing boilers and market acceptance of new products, we expect sales of our Lochinvar branded products to grow at least ten percent in 2013 compared with last year.

Sales in our Rest of World segment grew approximately 31 percent in the third quarter of 2013 compared to the third quarter of 2012, primarily as a result of growth in sales of A. O. Smith branded products in China. We expect A. O. Smith branded products sales in China to grow by approximately $100 million in 2013 over 2012 due to greater demand for our premium water heating and water treatment products and a higher priced product mix as a result of new product introductions with higher value features and benefits.

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

RESULTS OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF 2013 COMPARED TO 2012

Sales in the third quarter of 2013 were $536.2 million or 16 percent higher than sales of $462.2 million in the third quarter of 2012. Sales in the first nine months of 2013 increased by $179.9 million to $1,594.9 million from $1,415.0 million in the same period last year. The increases in sales in both the third quarter and first nine months of the year are due to higher sales of water heaters and boilers in the U.S. Sales of A. O. Smith branded products in China grew 35 percent and 29 percent in the third quarter and first nine months of 2013, respectively, as compared to the same periods of 2012.

Gross profit margin in the third quarter of 2013 increased to 36.7 percent from 33.9 percent in the third quarter of 2012. Our gross profit margin in the first nine months of 2013 increased to 36.0 percent from 33.0 percent in the first nine months of 2012. The higher margins in 2013 were primarily due to the contribution from increased volumes of water heaters and boilers in the U.S., higher sales of A. O. Smith branded products in China and a higher priced product mix as a result of product introductions with higher value features and benefits in China.

Selling, general and administrative (SG&A) expenses in the third quarter and first nine of 2013 increased by $22.2 million and $59.6 million, respectively, as compared to the same periods last year. The increase in SG&A expenses in both periods in 2013 was primarily due to higher selling and advertising costs in support of increased volumes in North America and China as well as higher pension costs in North America.

On March 28, 2013, our board of directors approved a plan to transfer residential water heater production from our Fergus, Ontario plant to our other North American facilities. The majority of our production was consolidated in the second quarter of 2013. As a result of the capacity rationalization, we incurred pre-tax restructuring and impairment expenses of $1.3 million and $18.2 million in the third quarter and first nine months of 2013, respectively, related to employee severance costs, impairment of assets and equipment relocation costs. Additional restructuring and impairment expenses associated with equipment relocation are expected to total approximately $1.5 million for the remainder of the year. Excluding restructuring and impairment expense, we expect pre-tax operating savings related to the plant rationalization will be approximately $5 million in 2013. We expect pre-tax annual savings of approximately $10 million in 2014.

In addition, included in operating earnings in the first nine months of 2013 is a pre-tax gain of $11.0 million from a first quarter settlement with a former supplier related to previous overcharges and warranty costs.

Interest expense in the third quarter of 2013 was $1.4 million compared to $1.9 million in the same period last year. Interest expense in the first nine months of 2013 was $4.5 million compared to $7.1 million in the same period last year. The higher interest expense in both periods in 2012 was due to higher debt levels primarily as a result of the Lochinvar acquisition in 2011. In addition, in 2011 we sold our Electrical Products Company to Regal Beloit Corporation (RBC) and received 2.83 million shares of RBC common stock. During the first six months of 2012 we sold all of our shares of RBC common stock, the net proceeds of which were used to pay down debt in 2012.

Other income was $1.1 million in the third quarter of 2013 down from $2.2 million in the same period last year primarily due to lower interest income. Other income in the first nine months of 2013 was $2.8 million down from $32.5 million in the first nine months of 2012. Other income in the first nine months of 2012 included a $27.2 million pre-tax net gain on the sale of RBC shares. The $27.2 million gain was comprised of a $43.2 million gain on the sale of the RBC shares, the recognition of a $1.9 million gain recognized in other comprehensive earnings at December 31, 2011 as partially offset by the write-off of $17.9 million, the value of a RBC share collar at December 31, 2011. During the first six months of 2012, we sold all of our RBC shares for net proceeds of $187.6 million or an average price of $66.19 per share.

Our effective tax rates for the third quarter and first nine months of 2013 were 24.6 percent and 29.2 percent, respectively. Our effective tax rates for the third quarter and first nine months of 2012 were 28.8 percent and 30.8 percent, respectively. The lower tax rates in the third quarter and first nine months of 2013 as compared to the same periods last year were primarily due to the recognition of $3.0 million of higher income tax benefits in the third quarter of 2013 than previously estimated related primarily to U.S. manufacturing and research and development activities.

Our pension costs and credits are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. We consider current market conditions including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 8.00 percent in 2013 compared to 8.50 percent in 2012. The discount rate used to determine net periodic pension costs decreased from 4.90 percent in 2012 to 4.05 percent in 2013. Pension expense for the first nine months of 2013 was $20.9 million or $10.6 million higher than the first nine months of 2012. Total pension expense for 2013 is expected to be $27.9 million compared to total pension expense of $13.8 million for 2012. Our pension costs are reflected in cost of products sold and SG&A expense.

North America

Sales for our North America segment were $370.1 million in the third quarter of 2013 or $34.4 million higher than sales of $335.7 million in the third quarter of 2012. Sales for the first nine months of 2013 were $1,137.8 million or $82.9 million higher than sales of $1,054.9 million in the same period last year. The increases in both periods of 2013 were due to higher sales of residential and commercial water heaters in the U.S. due to growth in the home construction market and improved replacement demand, as well as higher sales of Lochinvar branded products. In addition, the third quarter of 2012 was negatively impacted by a pull forward of water heater volume in advance of a June 2012 price increase.

North America operating earnings were $51.5 million in the third quarter of 2013 or slightly higher than operating earnings of $50.7 million in the same period of 2012. Operating earnings in the first nine months of 2013 were $160.6 million or 11.5 percent higher than operating earnings of $144.1 million in the first nine months of 2012. Adjusted segment operating earnings were $56.7 million in the third quarter of 2013 compared to $45.5 million in the third quarter of 2012. Adjusted segment operating earnings were $178.9 million in the first nine months of 2013 compared to $141.0 million in the first nine months of last year. The 2013 third quarter adjusted operating margin of 15.3 percent was higher than 13.6 percent in the same period last year. The first nine months of 2013 adjusted operating margin of 15.7 percent was higher than 13.4 percent in the same period in 2012. Higher incremental margins associated with increased volumes of water heaters and boilers in the U.S. contributed to higher operating earnings and higher operating margins in 2013.

Adjusted segment operating earnings for the third quarter of 2013 exclude $1.3 million of pre-tax restructuring and impairment expenses associated with the transfer of production from Fergus, Ontario and $3.9 million of non-operating pension costs compared to the exclusion of $1.2 million of non-operating pension costs in the same period in 2012. Adjusted segment operating earnings for the first nine months of 2013 exclude $18.2 million of pre-tax restructuring and impairment expenses associated with the transfer of production from Fergus, Ontario and an $11.0 million pre-tax gain on the settlement with a former supplier. In addition, the first nine months of 2013 include $11.1 million of non-operating pension costs compared to the exclusion of $3.3 million of non-operating pension costs in the first nine months of 2012. In addition, adjusted segment operating earnings in the third quarter and first nine months of 2012 exclude a $6.4 million favorable adjustment to the estimate of contingent consideration due to the former owners of Lochinvar.

Rest of World

Sales for our Rest of World segment were $175.2 million in the third quarter of 2013 or $41.4 million higher than sales of $133.8 million in the third quarter of 2012. Sales for the first nine months of 2013 were $483.0 million or $97.7 million higher than sales of $385.3 million in the first nine months of 2012. The increases in both periods of 2013 were due to higher sales of A. O. Smith branded products in China. In addition, sales in the third quarter of 2013 benefitted from our customers holding higher inventory levels in advance of the autumn holiday in China.

Operating earnings for our Rest of World segment were $26.9 million in the third quarter of 2013 which was more than double the $12.7 million in the third quarter of 2012. Operating earnings for the first nine months of 2013 were $67.6 million or 72.4 percent higher than $39.2 million in the first nine months of 2012. The third quarter 2013 operating margin of 15.4 percent was higher than 9.5 percent in the same period last year. Operating margin in the first nine months of 2013 was 14.0 percent as compared to 10.2 percent in the first nine months of 2012. The improved earnings and operating margins in the third quarter and first nine months of 2013 were due to the effect of higher sales of A. O. Smith branded products in China, a higher priced product mix as a result of new product introductions with higher value features and benefits and smaller losses in our non-A. O. Smith branded water treatment business. Improved earnings in the third quarter of 2013 also benefitted from lower selling and advertising expenses as a percentage of sales in China.

Outlook

With improved market conditions in our major markets, and a good customer acceptance of our new A. O. Smith branded products in China we feel confident about our company’s prospects for the remainder of this year. As a result of our continued strong third quarter performance, we increased our guidance for 2013. We believe we will achieve full year GAAP earnings of between $1.78 and $1.82 per share with adjusted earnings per share of between $2.00 and $2.04. These estimates do not include the potential impact from future acquisitions. The adjusted earnings per share projection excludes non-operating pension costs, restructuring and impairment expenses related to the plant rationalization in Canada and the gain from the settlement with a former supplier. Further, we have initiated a project for the implementation of a global Enterprise Resource Planning (ERP) system and estimate the ERP implementation will result in expenses of approximately $5 million in 2013 and anticipate the implementation in North America will be completed by late 2015.

Liquidity & Capital Resources

Our working capital of $629.8 million at September 30, 2013 was $21.6 million higher than at December 31, 2012, primarily related to higher inventory levels in North America.

Cash provided by continuing operating activities in the first nine months of 2013 was $189.8 million compared with $101.0 million during the same period last year. The improvement in operating cash flows is primarily related to higher earnings from operations and lower cash outlays for working capital. For the full year 2013, we expect our total cash provided by continuing operating activities to be approximately $250 million.

Our capital expenditures totaled $65.7 million in the first nine months of 2013, compared with $44.5 million spent in the year ago period. We are projecting 2013 capital expenditures to be between $90 and $100 million, including approximately $40 million in China and India to continue construction of a second water heater manufacturing plant in Nanjing, China to meet local demand and to complete the expansion of our manufacturing plant near Bangalore, India. When completed, the new plant in China is projected to add 50 percent more capacity to our China water heater operations. The first phase of the new plant was completed in the third quarter. We also continue to expand our India plant to accommodate more water heater models, in-source some component manufacturing and meet local demand. Also included in projected 2013 captial expenditures is approximately $20 million related to the implementation of our ERP system. We expect our full year depreciation and amortization for 2013 to be between $55 and $60 million. In addition, during the first quarter of 2013, we acquired MiM Isitma Sogutma Havalandirma ve Aritma Sistemleri San. Tic. A.S., a water treatment company based in Turkey for a cash outlay of $4.0 million.

In December 2012, we completed a $400 million multi-currency credit facility with eight banks which expires in December 2017. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of September 30, 2013.

The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt. At September 30, 2013, we had available borrowing capacity of $233.7 million under this facility. We believe the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt decreased $15.9 million from $243.7 million at December 31, 2012 to $227.8 million at September 30, 2013. Our leverage, as measured by the ratio of total debt to total capitalization, was 15.4 percent at the end of the quarter, compared with 16.9 percent at December 31, 2012.

We continue to meet all funding requirements under ERISA regulations regarding our pension plan. We do not expect to make contributions to the plan in 2013.

In July 2013, our board of directors approved authority for us to repurchase 2,000,000 shares of our common stock that was incremental to our existing share repurchase program. During the third quarter of 2013, we repurchased approximately 1.24 million shares, at an average price of

$42.48 per share for a total of $52.5 million under a Rule 10b5-1 automatic trading plan. The Rule 10b5-1 plan remains in place and as of September 30, 2013, we have remaining repurchase authority of approximately 1.3 million shares.

On October 9, 2013, our board of directors declared a regular cash dividend in the amount of $.12 per share on our common stock and Class A common stock. The dividend is payable on November 15, 2013 to shareholders of record on October 31, 2013.

A. O. SMITH CORPORATION

Adjusted Earnings and Adjusted EPS

(dollars in millions, except per share data)

(unaudited)

The following is a reconciliation of net earnings and diluted EPS to adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Earnings (GAAP)	$46.2	$37.0	$127.3	$119.4
Non-operating pension costs, before tax	5.2	1.8	14.8	5.1
Tax effect of non-operating pension costs	(2.0)	(0.7)	(5.7)	(1.9)
Settlement income, before tax	-	-	(11.0)	-
Tax effect of settlement income	-	-	4.2	-
Restructuring and impairment expenses, before tax	1.3	-	18.2	-
Tax effect of restructuring and impairment expenses	(0.3)	-	(4.6)	-
Contingent consideration adjustment, before tax	-	(6.4)	-	(6.4)
Tax effect of contingent consideration adjustment	-	2.4	-	2.4
Net gain on shares of Regal Beloit Corporation stock, before tax	-	-	-	(27.2)
Tax effect of net gain on shares of Regal Beloit Corporation stock	-	-	-	10.4

Adjusted Earnings	$50.4	$34.1	$143.2	$101.8

Diluted EPS (GAAP)	$0.50	$0.40	$1.37	$1.28
Non-operating pension costs per diluted share, before tax	0.05	0.02	0.16	0.05
Tax effect of non-operating pension costs per diluted share	(0.02)	(0.01)	(0.06)	(0.02)
Settlement income per diluted share, before tax	-	-	(0.12)	-
Tax effect of settlement income per diluted share	-	-	0.05	-
Restructuring and impairment expenses per diluted share, before tax	0.01	-	0.19	-
Tax effect of restructuring and impairment expense per diluted share	-	-	(0.05)	-
Contingent consideration adjustment per diluted share, before tax	-	(0.07)	-	(0.07)
Tax effect of contingent consideration adjustment per diluted share	-	0.03	-	0.03
Net gain on shares of Regal Beloit Corporation stock per diluted share, before tax	-	-	-	(0.29)
Tax effect of net gain on shares of Regal Beloit Corporation stock per diluted share	-	-	-	0.11

Adjusted EPS	$0.54	$0.37	$1.54	$1.09

A. O. SMITH CORPORATION

Adjusted Segment Operating Earnings

(dollars in millions)

(unaudited)

The following is a reconciliation of segment operating earnings to adjusted segment operating earnings (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment Operating Earnings (GAAP)
North America	$51.5	$50.7	$160.6	$144.1
Rest of World	26.9	12.7	67.6	39.2
Inter-segment earnings elimination	(0.1)	-	(0.1)	-

Total Segment Operating Earnings (GAAP)	$78.3	$63.4	$228.1	$183.3

Adjustments
North America	$5.2	$(5.2)	$18.3	$(3.1)
Rest of World	-	-	-	-
Inter-segment earnings	-	-	-	-

Total Adjustments	$5.2	$(5.2)	$18.3	$(3.1)

Adjusted Segment Operating Earnings
North America	$56.7	$45.5	$178.9	$141.0
Rest of World	26.9	12.7	67.6	39.2
Inter-segment earnings elimination	(0.1)	-	(0.1)	-

Total Adjusted Segment Operating Earnings	$83.5	$58.2	$246.4	$180.2

Additional information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Adjustments: North America Segment
Non-operating pension costs	$3.9	$1.2	$11.1	$3.3
Settlement income	-	-	(11.0)	-
Restructuring and impairment expenses	1.3	-	18.2	-
Contingent consideration adjustment	-	(6.4)	-	(6.4)

Total North America Segment Adjustments	$5.2	$(5.2)	$18.3	$(3.1)

A. O. SMITH CORPORATION

Adjusted 2013 EPS Guidance and Adjusted 2012 EPS

(unaudited)

The following is a reconciliation of diluted EPS from continuing operations to adjusted EPS from continuing operations (non-GAAP) (all items are net of tax):

	2013 Guidance	2012
Diluted EPS (GAAP)	$1.78 - 1.82	$1.75
Non-operating pension costs per diluted share	0.13	0.04
Settlement income per diluted share	(0.07)	(0.03)
Restructuring and impairment expenses per diluted share	0.16	-
Net gain on shares of Regal Beloit Corporation stock per diluted share	-	(0.18)
Gain on contingent consideration adjustment per diluted share	-	(0.02)

Adjusted EPS	$2.00 - 2.04	$1.56

Critical Accounting Policies

The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the U.S. which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2012. We believe that as of September 30, 2013 there has been no material change to this information.

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

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 sets requirements for presentation for significant items reclassified out of accumulated other comprehensive income to net income in reporting periods presented. ASU 2013-02 was effective prospectively beginning with the quarter ended March 31, 2013. The adoption of this guidance did not have an impact on the company’s financial condition or results of operations but required additional disclosure in the notes to the company’s financial statements. We complied with the disclosure requirements of ASU 2013-02 for the three and nine months ended September 30, 2013.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 14, 2007, our board of directors approved a stock repurchase program authorizing the purchase of up to 3,000,000 shares of our common stock, and in December 2010, our board of directors ratified that authorization. In July 2013, our board of directors approved an incremental 2,000,000 shares to the existing discretionary share repurchase program resulting in aggregate authority to repurchase up to 2,551,642 shares. Under the share repurchase program, the company’s common stock may be purchased through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchase will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors, including alternative investment opportunities. During the third quarter of 2013, the company implemented a Rule 10b5-1 automatic trading plan which may be suspended, modified or discontinued at any time, subject to the parameters of the Rule 10b5-1 automatic trading plan. These stock repurchase authorizations remain effective until terminated by the board of directors. The following table sets forth the number of shares of common stock the company repurchased during the third quarter of 2013.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 1 – July 31, 2013	-	-	-	2,551,642
August 1 – August 31, 2013	843,631	41.96	843,631	1,708,011
September 1 – September 30, 2013	392,479	43.59	392,479	1,315,532

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Refer to the Exhibit Index on page 31 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

November 4, 2013	/s/ Daniel L. Kempken
Daniel L. Kempken
Vice President and Controller

November 4, 2013	/s/ John J. Kita
John J. Kita
Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2013 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Earnings for the three and nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2013, and December 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (v) the Notes to Condensed Consolidated Financial Statements