Form 10-K
period 2013-12-31
SMITH A O CORP
filed 2014-02-20
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-475

A. O. Smith Corporation

(Exact name of registrant as specified in its charter)

Delaware	39-0619790
(State of Incorporation)	(I.R.S. Employer Identification No.)

11270 West Park Place, Milwaukee, Wisconsin	53224-9508
(Address of Principal Executive Office)	(Zip Code)

(414) 359-4000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Shares of Stock Outstanding January 31, 2014 .	Name of Each Exchange on Which Registered
Class A Common Stock (par value $5.00 per share)	13,221,468	Not listed
Common Stock (par value $1.00 per share)	78,027,765	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No

The aggregate market value of voting stock held by non-affiliates of the registrant was $24,186,642 for Class A Common Stock and $2,799,041,328 for Common Stock as of June 30, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the company’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference in Part III).

Table of Contents

A. O. Smith Corporation

Index to Form 10-K

Year Ended December 31, 2013

PART 1

ITEM 1 - BUSINESS

We are a leading manufacturer of water heaters and boilers, serving a diverse mix of residential and commercial end markets principally in the United States (U.S.) with a strong and growing international presence. Our company is comprised of two reporting segments: North America and Rest of World. Our Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential gas, gas tankless and electric water heaters and commercial water heating equipment. Both segments primarily serve their respective regions of the world. The North America segment also manufactures and markets specialty commercial water heating equipment, condensing and non-condensing boilers and water systems tanks. The Rest of World segment also manufactures and markets water treatment products, primarily for Asia.

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

	Years Ended December 31 (dollars in millions)
	2013	2012	2011	2010	2009
North America	$1,520.0	$1,430.8	$1,289.5	$1,155.4	$1,135.9
Rest of World	668.0	542.5	455.6	368.9	256.5
Inter-segment	(34.2)	(34.0)	(34.6)	(35.0)	(17.4)

Total Sales	$2,153.8	$1,939.3	$1,710.5	$1,489.3	$1,375.0

NORTH AMERICA

In our North America segment, sales increased 6.2 percent or $89.2 million in 2013 compared with the prior year. Higher volumes of U.S. residential and commercial water heaters and boilers, partially offset by lower volumes of Canadian water heaters are the primary reasons for an increase in sales compared with the prior year. Our Lochinvar brand, which we acquired in August 2011, incrementally added $142.9 million to sales in 2012 compared to 2011. Approximately 40 percent of Lochinvar-branded sales consist of residential and commercial water heaters while the remaining 60 percent of Lochinvar-branded sales consist primarily of boilers and related parts.

We serve residential and commercial end markets in North America with a broad range of products including:

Gas, gas tankless, and electric water heaters. Our residential and commercial water heaters come in sizes ranging from 2.5 gallon (point-of-use) models to 12,500 gallon appliances with varying efficiency ranges. We offer electric, natural gas and liquid propane models as well as gas tankless and solar tank units for energy efficient homes. Our North American residential water heater sales in 2013 were approximately $950 million or 63 percent of North America revenues. Typical applications for our water heaters include residences, restaurants, hotels and motels, laundries, car washes and small businesses.

Boilers. Our residential and commercial boilers range in size from 40,000 British Thermal Units (BTUs) to 5.0 million BTUs. Our commercial boilers are used primarily in space heating applications including hospitals, schools, hotels and other large commercial buildings.

Other. Our North America segment also manufactures expansion tanks, commercial solar water heating systems, swimming pool and spa heaters, and related products and parts.

A significant portion of the segment’s business is derived from the replacement of existing products, and we believe that since 2008, the sale of products to the North America residential new housing construction market has represented less than ten percent of our North America residential water heater sales.

We are the largest manufacturer and marketer of water heaters in North America, and we have a leading share in both the residential and commercial markets. In the commercial market, we believe our comprehensive product line including boilers and our high-efficiency products give us a competitive advantage in this portion of the water heating industry. Our wholesale distribution channel includes more than 1,200 independent wholesale plumbing distributors with more than 4,400 selling locations serving residential and commercial end markets. We also sell our residential water heaters through the retail channel. In this channel, our customers include five of the seven largest national hardware and home center chains, including long-standing exclusive branding relationships with both Lowe’s and Sears. Our boiler distribution channel is primarily comprised of manufacturer representative firms.

We acquired Lochinvar in 2011 for approximately $435 million including an earn-out provision that resulted in a payment of $13.5 million in December 2012. Our Lochinvar brand is one of the leading brands of residential and commercial boilers in the U.S.

Our energy efficient product offerings continue to be a sales driver of our business. Our Cyclone product family and our commercial boilers continue to be an option for commercial customers looking for high efficiency water and space heating with a short payback period through energy savings. We offer residential heat pump and solar water heaters in North America, as well as other higher efficiency water heating solutions to round out our energy efficient product offerings.

We sell our water heating products in highly competitive markets. We compete in each of our targeted market segments based on product design, quality of products and services, performance and price. Our principal water heating and boiler competitors in North America include Rheem, Bradford White, Rinnai, Navien, Aerco and Cleaver-Brooks. Numerous other manufacturing companies also compete.

REST OF WORLD

Sales in our Rest of World segment increased 23.1 percent, or $125.5 million, in 2013 compared with the prior year. A 26.1 percent increase in sales of A. O. Smith branded products in China to $565.2 million was the primary source of the increase in sales.

We have operated in China for almost 20 years. In that time, we have been aggressively expanding our presence while building A. O. Smith brand recognition in the Chinese residential and commercial markets. The Chinese market is predominantly comprised of electric wall-hung, solar and gas tankless water heaters. We believe we are one of the leading suppliers of water heaters to the residential market in China, with a broad product offering including electric, gas, gas tankless, heat pump and solar units. We also manufacture and market water treatment products primarily in the residential market.

We sell water heaters in more than 5,900 retail outlets in China, of which over 1,200 exclusively sell our products. In addition, our water treatment products are sold in 2,900 retail outlets in China.

In 2008, we established a sales office in India and began importing products specifically designed for India from our Nanjing, China facility. We began manufacturing water heaters in India in the second quarter of 2010. Our sales in India were $20.3 million in 2013, essentially the same as in 2012.

Our primary competitor in China is Haier Appliances, a Chinese company, but we also compete with Midea in the electric water heater market and Rinnai and Noritz in the gas tankless and solar water heater markets. Additionally, we compete with numerous other Chinese private and state-owned water heater and water treatment companies in China. In India, we compete with Bajaj, MTS-Racold, Venus and numerous other companies.

In addition, we sell water heaters to the European and Middle Eastern markets and water treatment products in Turkey, all of which comprised approximately eight percent of total Rest of World sales.

RAW MATERIAL

Raw materials for our manufacturing operations, primarily consisting of steel, are generally available in adequate quantities. A portion of our customers are contractually obligated to accept price changes based on fluctuations in steel prices. There has been significant volatility in steel costs over the last several years.

RESEARCH AND DEVELOPMENT

To improve competitiveness by generating new products and processes, we conduct research and development at our Corporate Technology Center in Milwaukee, Wisconsin, at our Global Engineering Center in Nanjing, China, and at our operating locations. Total expenditures for research and development in 2013, 2012 and 2011 were $57.8 million, $51.7 million and $42.7 million, respectively.

PATENTS AND TRADEMARKS

We own and use in our businesses various trademarks, trade names, patents, trade secrets and licenses. We do not believe that our business as a whole is materially dependent upon any such trademark, trade name, patent, trade secret or license. However, our trade name is important with respect to our products, particularly in China, India and the U.S.

EMPLOYEES

Our operations employed approximately 11,400 employees as of December 31, 2013, primarily non-union.

BACKLOG

Due to the short-cycle nature of our businesses, none of our operations sustain significant backlogs.

ENVIRONMENTAL LAWS

Our operations are governed by a variety of federal, foreign, state and local laws intended to protect the environment. Compliance with environmental laws has not had and is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of our company. See Item 3.

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

The company is committed to sound corporate governance and has documented its corporate governance practices by adopting the A. O. Smith Corporate Governance Guidelines. The Corporate Governance Guidelines, Criteria for Selection of Directors, Financial Code of Ethics, the A. O. Smith Guiding Principles, as well as the charters for the Audit, Personnel and Compensation, Nominating and Governance and the Investment Policy Committees of the Board of Directors and other corporate governance materials, may be viewed on the company’s website. Any waiver of or amendments to the Financial Code of Conduct or the A. O. Smith Guiding Principles also would be posted on this website; to date there have been none. Copies of these documents will be sent to stockholders free of charge upon written request of the corporate secretary at the address shown on the cover page of this Annual Report on Form 10-K.

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

The global economy is still showing signs of stress, and could stall or reverse the course of any recovery. If this were to occur it could adversely affect consumer confidence and spending patterns which could result in decreased demand for the products we sell, a delay in purchases, increased price competition, or slower adoption of energy efficient water heaters and boilers which could negatively impact our profitability and cash flows. In addition, a deterioration in current economic conditions, including credit market conditions, could negatively impact our vendors and customers, which could result in an increase in bad debt expense, customer and vendor bankruptcies, interruption or delay in supply of materials, or increased material prices, which could negatively impact our ability to distribute, market and sell our products and our financial condition, results of operations and cash flows.

•	A portion of our business could be affected by a slowing Chinese economy

Our sales growth in China has averaged approximately 25 percent per year over the past five years and we anticipate sales growing approximately two times the rate of China’s gross domestic product growth in 2014. In 2013, we opened a second manufacturing facility that will expand our manufacturing capacity by 50 percent when fully utilized. If the Chinese economy were to experience a significant slowdown or urbanization was to stall, it could adversely affect our financial condition, results of operations and cash flows.

•	Failure to achieve one or more of our 2015 aspirations could negatively impact investors’ interest in our common stock

We introduced our 2015 financial aspirations in late 2012 and updated them in 2013 and 2014. We identified specific growth expectations for our A. O. Smith branded products in China, our U.S. residential and commercial water heaters, our Lochinvar-branded products, our water treatment products and our products sold in India. We identified earnings before interest and taxes (EBIT) margin aspirations for our North America and Rest of World segments. Failure to profitably grow as expected could negatively impact our ability to achieve these aspirations. Failure to achieve one or more of these growth aspirations could adversely affect the trading price of our common stock.

•	A material loss, cancellation, reduction, or delay in purchases by one or more of our largest customers could harm our business

Net sales to our five largest customers represented approximately 38 percent of our 2013 net sales. We expect that customer concentration will continue for the foreseeable future. Our dependence on sales from a relatively small number of customers makes our relationship with each of these customers important to our business. We cannot assure that we will be able to retain our largest customers. Some of our customers may in the future shift their purchases of products to our competitors. The loss of one or more of our largest customers, any material reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or our inability to execute on pricing actions could have a material adverse effect on our financial position, results of operations and cash flows.

•	A portion of our business could be adversely affected by a decline in new commercial construction

The recovery in commercial construction activity in North America is fragile and commercial construction could decline again after showing improvements in 2013. Though we believe that the majority of the commercial business we serve is for replacement of existing products, changes in the commercial construction market could affect us.

•	Our Lochinvar-branded sales’ growth could stall resulting in lower than expected sales and earnings

The compound annual growth rate of Lochinvar-branded revenues has been over ten percent per year since our acquisition of Lochinvar, largely due to the transition in the boiler industry in the U.S. from lower efficiency, non-condensing boilers to higher efficiency, condensing boilers and our Lochinvar brand is a leader in residential and commercial condensing boilers. In 2003, approximately five percent of the boilers sold in the U.S. were condensing boilers and by 2012, the percentage had grown to approximately 40 percent. We expect the transition to continue, which would result in approximately ten percent growth in Lochinvar-branded sales in 2014 and for the foreseeable future after 2014. If the transition to higher efficiency, condensing boilers stalls as a result of lower energy costs, another recession occurs or our competitors’ technologies surpass our technology, our growth rate could be lower than expected.

•	A failure in our implementation of a new enterprise resource planning system or our information technology infrastructure or applications could negatively affect our business

We depend on information technology to record and process customers’ orders, manufacture and ship products in a timely manner, and maintain the financial accuracy of our business records. We are in the process of implementing a global enterprise resource planning system (ERP) that will redesign and deploy new processes and a common information system across our plants over a period of several years. There is no certainty that this system will deliver the expected benefits. The failure to achieve our goals may impact our ability to process transactions accurately and efficiently, which could increase costs impacting profitability or otherwise impact our business. In addition, the failure to either deliver the application on time, or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers and revenue. Also, our information systems could be penetrated by outside parties intent on extracting information, corrupting information, or disrupting business processes. Such unauthorized access could disrupt our business and could result in the loss of assets.

•	We increasingly sell our products outside the U.S., which may present additional risks to our business

Approximately 38 percent of our 2013 net sales were attributable to products sold outside of the U.S., primarily in China and Canada and to a lesser extent in Europe and India. Approximately 6,600 of our 11,400 total employees as of December 31, 2013 were located in China. At December 31, 2013, approximately $240 million of our cash and marketable securities balances were located in China. International operations generally are subject to various risks, including political, religious, and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, the impact of foreign government regulations, the effects of income taxes, governmental expropriation, the imposition or increases in withholding and other taxes on remittances and other payments by foreign subsidiaries, labor relations problems, the imposition of environmental or employment laws, or other restrictions by foreign governments and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause a loss of revenue. Unfavorable changes in the political, regulatory, and business climate could have a material adverse effect on our financial condition, results of operations and cash flows or our ability to repatriate funds to the U.S. As of December 31, 2013, approximately $486 million of cash, cash equivalents and marketable securities were held by our foreign subsidiaries. The company would incur a cost to repatriate these funds to the U.S.

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

Our success may depend on our ability to adapt to technological changes in the water heating, boiler and water treatment industries. If we are unable to timely develop and introduce new products, or enhance existing products, in response to changing market conditions or customer requirements or demands, our competitiveness could be materially and adversely affected. Our ability to develop and successfully market new products and to develop, acquire, and retain necessary intellectual property rights is essential to our continued success, but cannot reasonably be assured.

•	A substantial contribution to our financial results has come through acquisitions and we may not be able to identify or complete future acquisitions, which could adversely affect our future growth

Acquisitions we have made have had a significant impact on our results of operations. While we will continue to evaluate potential acquisitions and we intend to use a significant portion of our available capital for future acquisitions, we may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, utilize cash flows from operations, obtain regulatory approval for certain acquisitions, or otherwise complete acquisitions in the future. If we complete any future acquisitions, then we may not be able to successfully integrate the acquired businesses or operate them profitably or accomplish our strategic objectives for those acquisitions. If we complete any future acquisitions in new geographies, our unfamiliarity with local regulations and market customs may impact our ability to operate them profitably or achieve our strategic objectives for those acquisitions. Our level of indebtedness may increase in the future if we finance acquisitions with debt, which would cause us to incur additional interest expense and could increase our vulnerability to general adverse economic and industry conditions and limit our ability to service our debt or obtain additional financing. The impact of future acquisitions may have a material adverse effect on our financial condition, results of operations and cash flows.

•	Our international operations are subject to risks related to foreign currencies

We have significant operations outside of the U.S., primarily in China and Canada and to a lesser extent Europe and India, and therefore, hold assets, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. The financial statements of our foreign subsidiaries are translated into U.S. dollars in our consolidated financial statements. As a result, we are subject to risks associated with operating in foreign countries, including fluctuations in currency exchange rates and interest rates, or hyperinflation in some foreign countries. Furthermore, typically our products are priced in foreign countries in local currencies. As a result, an increase in the value of the U.S. dollar relative to the local currencies of our foreign markets could have a negative effect on our profitability. In addition to currency translation risks, we incur a currency transaction risk whenever one of our subsidiaries enters into either a purchase or sale transaction using a currency different from the operating subsidiaries’ functional currency. These risks may hurt our reported sales and profits in the future or negatively impact revenues and earnings translated from foreign currencies into U.S. dollars.

•	Changes in regulations or standards could adversely affect our business

Our products are subject to a wide variety of statutory, regulatory and industry standards and requirements related to, among other items, energy efficiency, environmental emissions, labeling and safety. Specifically, we are currently redesigning our residential water heater product offerings in the U.S. to meet new mandated energy conservation standards by April 16, 2015 and adapting to a proposed revision by the U.S. Department of Energy to the method of testing used to determine compliance with such energy standards for U.S. water heaters. While we believe our products are currently efficient, safe and environment-friendly and we are on course to comply with the new energy standards and method of testing in the U.S., an inability to comply with the proposed requirements or a significant change to these regulatory requirements, whether federal, foreign, state or local, or otherwise to industry standards could substantially increase manufacturing costs, impact the size and timing of demand for our products, or put us at a competitive disadvantage, any of which could harm our business and have a material adverse effect on our financial condition, results of operations and cash flow.

•	Our business may be adversely impacted by product defects

Product defects can occur through our own product development, design and manufacturing processes or through our reliance on third parties for component design and manufacturing activities. We may incur various expenses related to product defects, including product warranty costs, product recall and retrofit costs. While we maintain a reserve for product warranty costs based on certain estimates and our knowledge of current events and actions, our actual warranty costs may exceed our reserve, resulting in current period expenses and a need to increase our reserves for warranty charges. In addition, product defects and recalls may diminish the reputation of our brand. Further, our inability to cure a product defect could result in the failure of a product line or the temporary or permanent withdrawal from a product or market. Any of these events may have a material adverse impact on our financial condition, results of operations and cash flows.

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

The market prices for certain raw materials we purchase, primarily steel, have been very volatile. Significant increases in the cost of any of the key materials we purchase could increase our cost of doing business and ultimately could lead to lower operating earnings if we are not able to recover these cost increases through price increases to our customers. Historically, there has been a lag in our ability to recover increased material costs from customers, and that lag could negatively impact our profitability. In addition, in some cases we are dependent on a limited number of suppliers for some of the raw materials and components we require in the manufacture of our products. A significant disruption or termination of the supply from one of these suppliers could delay sales or increase costs which could result in a material adverse effect on our financial condition, results of operations and cash flows.

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

Due to the significant negative investment returns in 2008 and falling interest rates in recent years, the projected benefit obligations of our defined benefit pension plans exceeded the fair value of the plan assets by approximately $115 million at December 31, 2013. U.S. employees hired after January 1, 2010 have not participated in our defined benefit plan and benefit accruals for the majority of current salaried and hourly employees will stop at the end of 2014. Beginning in 2008, our minimum required pension contributions equal our target normal cost plus a seven year amortization of any funding shortfall, offset by any Employee Retirement Income Security Act of 1974 (ERISA) credit balance. We are forecasting that there will be no required contributions to the plan in 2014, and we do not plan to make any voluntary contributions. However, we cannot provide any assurance that contributions will not be required in the future. Among the key assumptions inherent in our actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If interest rates and actual rates of return on invested plan assets were to decrease significantly, our pension plan obligations could increase materially. The size of future required pension contributions could result in us dedicating a substantial portion of our cash flows from operations to making the contributions which could negatively impact our flexibility in managing the company.

•	We have significant goodwill and indefinite-lived intangible assets and an impairment of our goodwill could cause a decline in our net worth

Our total assets include significant goodwill and indefinite-lived intangible assets. Our goodwill results from our acquisitions, representing the excess of the purchase prices we paid over the fair value of the net tangible and intangible assets we acquired. We assess whether there has been impairments in the value of our goodwill or indefinite-lived intangible assets during the fourth quarter of each calendar year or sooner if triggering events warrant. If future operating performance at our businesses do not meet expectations, we may be required to reflect non-cash charges to operating results for goodwill or indefinite-lived intangible asset impairments. The recognition of an impairment of a significant portion of goodwill or indefinite-lived intangible assets would negatively affect our results of operations and total capitalization, the effect of which could be material. A significant reduction in our stockholders’ equity due to an impairment of goodwill or indefinite-lived intangible assets may affect our ability to maintain the debt-to-capital ratio required under our existing debt arrangements. We have identified the valuation of goodwill and indefinite-lived intangible assets as a critical accounting policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies—Goodwill and Indefinite-lived Intangible Assets” included in Item 7 of this Annual Report on Form 10-K.

•	New regulations related to conflict minerals could adversely impact our business

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements will require country of origin inquiries and potentially due diligence, with initial disclosure requirements beginning in May 2014 relating to activities in 2013. There will be costs associated with complying with these disclosure requirements, including for country of origin inquiries and due diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

•	Certain members of the founding family of our company and trusts for their benefit have the ability to influence all matters requiring stockholder approval

We have two classes of common equity: our Common Stock and our Class A Common Stock. The holders of Common Stock currently are entitled, as a class, to elect only one-third of our board of directors. The holders of Class A Common Stock are entitled, as a class, to elect the remaining directors. Certain members of the founding family of our company and trusts for their benefit (Smith Family) have entered into a voting trust agreement with respect to shares of our Class A Common Stock and shares of our Common Stock they own. As of December 31, 2013 these members of the Smith Family own approximately 60.3 percent of the total voting power of our outstanding shares of Class A Common Stock and Common Stock, taken together as a single class, and approximately 95.1 percent of the voting power of the outstanding shares of our Class A Common Stock, as a separate class. Due to the differences in the voting rights between shares of our Common Stock and shares of our Class A Common Stock, the Smith Family is in a position to control to a large extent the outcome of matters requiring a stockholder vote, including the adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. This ownership position may increase if other members of the Smith Family enter into the voting trust agreement, and the voting power relating to this ownership position may increase if shares of our Class A Common Stock held by stockholders who are not parties to the voting trust agreement are converted into shares of our Common Stock. The voting trust agreement provides that in the event one of the parties to the voting trust agreement wants to withdraw from the trust or transfer any of its shares of our Class A Common Stock, such shares of our Class A Common Stock are automatically exchanged for shares of our Common Stock held by the trust to the extent available in the trust. In addition, the trust will have the right to purchase the shares of our Class A Common Stock and our Common Stock proposed to be withdrawn or transferred from the trust. As a result, the Smith Family members that are parties to the voting trust agreement have the ability to maintain their collective voting rights in our company even if certain members of the Smith Family decide to transfer their shares.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Properties utilized by us at December 31, 2013 were as follows:

North America

This segment has 12 manufacturing plants located in five states and two non-U.S. countries, of which ten are owned directly by us or our subsidiaries and two are leased from outside parties. The terms of leases in effect at December 31, 2013 expire in 2014 and 2015.

Rest of World

This segment has seven manufacturing plants located in four non-U.S. countries, of which three are owned directly by us or our subsidiaries and four are leased from outside parties. Initial lease terms generally provide for minimum terms of one to 20 years and have two or more renewal options. The terms of leases in effect at December 31, 2013 expire between 2014 and 2027.

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

ITEM 3 - LEGAL PROCEEDINGS

We are involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of our business involving product liability, property damage, insurance coverage, exposure to asbestos and other substances, patents and environmental matters, including the disposal of hazardous waste. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, we believe, based on past experience, adequate reserves and insurance availability, that these unresolved legal actions will not have a material effect on our financial position or results of operations. A more detailed discussion of certain of these matters appears in Note 15 of Notes to Consolidated Financial Statements.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction of G(3) of Form 10-K, the following is a list of the executive officers which is included as an unnumbered Item in Part I of this report in lieu of being included in our Proxy Statement for our 2014 Annual Meeting of Stockholders.

Name (Age)	Positions Held	Period Position Was Held
Stephen S. Anderson (65)	Senior Vice President – Manufacturing and Supply Chain	2011 to Present

	Senior Vice President – Manufacturing and Supply Chain – A. O. Smith Water Products Company	2004 to 2011

Randall S. Bednar (61)	Senior Vice President – Chief Information Officer	2007 to Present

	Senior Vice President – Information Technology	2006

	Vice President – Information Technology	2001 to 2006

Wilfridus M. Brouwer (55)	Senior Vice President	2013 to Present

	President – A. O. Smith Holdings (Barbados) SRL	2013 to Present

	President – A. O. Smith (China) Investment Co., Ltd.	2013

	Senior Vice President – Asia	2009 to 2012

	President and General Manager – A. O. Smith (China) Investment Co., Ltd.	2009 to 2012

	Executive Project Leader – Akzo Nobel	2007 to 2008

	Vice President Decorative Coatings; President Asia Operations – Akzo Nobel	2005 to 2007

Wei Ding (51)	Senior Vice President	2013 to Present

	President – A.O. Smith (China) Investment Co., Ltd.; General Manager – A.O. Smith (China) Water Heater Co., Ltd. and A.O. Smith (Shanghai) Water Treatment Products Co. Ltd.	2013 to Present

	President and General Manager – A. O. Smith (China) Water Heater Co., Ltd.	2013

	Senior Vice President – A. O. Smith Water Products Company	2011 to 2012

	Vice President – China – A. O. Smith Water Products Company	2006 to 2011

	General Manager – A. O. Smith (China) Water Heater Co., Ltd.	1999 to 2012

Name (Age)	Positions Held	Period Position Was Held
Robert J. Heideman (47)	Senior Vice President – Chief Technology Officer	2013 to Present

	Senior Vice President – Engineering & Technology	2011 to 2012

	Senior Vice President – Corporate Technology	2010 to 2011

	Vice President – Corporate Technology	2007 to 2010

	Director – Materials	2005 to 2007

	Section Manager	2002 to 2005

	Engineering Supervisor – Kohler Company	2001

Paul W. Jones (65)	Executive Chairman of the Board (1)	2013 to 2014

	Chairman and Chief Executive Officer	2011 to 2012

	Chairman, President and Chief Executive Officer	2006 to 2011

	President and Chief Operating Officer	2004 to 2005

	Chairman and Chief Executive Officer – U.S. Can Company	1998 to 2002

John J. Kita (58)	Executive Vice President and Chief Financial Officer	2011 to Present

	Senior Vice President, Corporate Finance and Controller	2006 to 2011

	Vice President, Treasurer and Controller	1996 to 2006

	Treasurer and Controller	1995 to 1996

	Assistant Treasurer	1988 to 1994

Charles T. Lauber (51)	Senior Vice President, Strategy and Planning	2013 to Present

	Senior Vice President – Group Chief Financial Officer – A. O. Smith Water Products Company	2011 to 2012

	Senior Vice President – Chief Financial Officer – A. O. Smith Water Products Company	2006 to 2011

	Vice President – Global Finance – A. O. Smith Electrical Products Company	2004 to 2006

	Vice President and Controller – A. O. Smith Electrical Products Company	2001 to 2004

	Director of Audit and Tax	1999 to 2001

Mark A. Petrarca (50)	Senior Vice President – Human Resources and Public Affairs	2006 to Present

	Vice President – Human Resources and Public Affairs	2005 to 2006

	Vice President – Human Resources – A. O. Smith Water Products Company	1999 to 2004

Name (Age)	Positions Held	Period Position Was Held
Ajita G. Rajendra (62)	President and Chief Executive Officer (1)	2013 to Present

	President and Chief Operating Officer	2011 to 2012

	Executive Vice President	2006 to 2011

	President – A. O. Smith Water Products Company	2005 to 2011

	Senior Vice President	2005 to 2006

	Senior Vice President – Industrial Products Group, Kennametal Inc.	1998 to 2004

Steve W. Rettler (59)	Senior Vice President – Corporate Development	2006 to Present

	Vice President – Business Development	1998 to 2006

James F. Stern (51)	Executive Vice President, General Counsel and Secretary	2007 to Present

	Partner – Foley & Lardner LLP	1997 to 2006

William L. Vallett Jr. (54)	Senior Vice President	2013 to Present

	Chief Executive Officer – Lochinvar, LLC	2012 to Present

	Chief Executive Officer – Lochinvar Corporation	1992 to 2012

Kevin J. Wheeler (54)	Senior Vice President	2013 to Present

	President and General Manager – North America, India and Europe Water Heating	2013 to Present

	Senior Vice President and General Manager – North America, India and Europe – A. O. Smith Water Products Company	2011 to 2012

	Senior Vice President and General Manager – U.S. Retail – A. O. Smith Water Products Company	2007 to 2011

	Vice President – International – A. O. Smith Water Products Company	2004 to 2007

	Managing Director – A. O. Smith Water Products Company B.V.	1999 to 2004

(1)	Mr. Jones announced his intention to retire effective April 7, 2014 (the date of our annual stockholders meeting). Mr. Rajendra was elected by the Board of Directors of the company to assume the position of Chairman of the Board of Directors upon Mr. Jones’ retirement.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 15, 2013, our board of directors declared a two-for-one stock split of our Class A Common Stock and Common Stock in the form of a 100 percent stock dividend to stockholders of record on April 30, 2013 and payable on May 15, 2013. All references in this Item 5 to numbers of A. O. Smith Corporation shares or price per share have been adjusted to reflect the split.

(a)	Market Information. Our Common Stock is listed on the New York Stock Exchange under the symbol AOS. Our Class A Common Stock is not listed. Wells Fargo Shareowner Services, N.A., P.O. Box 64854, St. Paul, Minnesota, 55164-0854 serves as the registrar, stock transfer agent and the dividend reinvestment agent for our Common Stock and Class A Common Stock.

Quarterly Common Stock Price Range

2013	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$37.43	$40.36	$46.09	$55.18
Low	31.01	33.35	36.32	42.72

2012	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$23.54	$24.64	$29.46	$31.98
Low	20.22	21.03	23.49	27.73

(b)	Holders. As of January 31, 2014, the approximate number of shareholders of record of Common Stock and Class A Common Stock were 740 and 170, respectively.
(c)	Dividends. Dividends declared on the common stock are shown in Note 17 of Notes to Consolidated Financial Statements appearing elsewhere herein.
(d)	Stock Repurchases. On December 14, 2007, our board of directors approved a stock repurchase program authorizing the purchase of up to 3,000,0000 shares (split adjusted), and in December 2010, our board of directors ratified that authorization. On July 8, 2013, our board of directors approved a stock repurchase program authorizing the purchase of an additional 2,000,000 shares of our common stock. Under the share repurchase program, the company’s common stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchase will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our board of directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In 2013, we repurchased 1,771,066 shares at an average price of $41.62 per share and at a total cost of $73.7 million. As of December 31, 2013, there were 1,152,776 shares remaining on the existing repurchase authorization.

The following table sets forth the number of shares of common stock the company repurchased during the fourth quarter of 2013:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 1 – October 31, 2013	162,756	$44.43	162,756	1,152,776
November 1 – November 30, 2013	—	—	—	1,152,776
December 1 – December 31, 2013	—	—	—	1,152,776

(e)	Performance Graph. The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The graph below shows a five-year comparison of the cumulative shareholder return on our Common Stock with the cumulative total return of the Standard & Poor’s (S&P) Mid Cap 400 Index, S&P Small Cap 600 Index and the Russell 1000 Index, all three of which are published indices. The company added the S&P Mid Cap 400 Index as an appropriate index for comparison in this Annual Report on Form 10-K as our Common Stock was added to the S&P Mid Cap 400 Index in November 2013 and removed from the S&P Small Cap 600 Index at the same time. In future periods, the S&P Small Cap 600 Index will not be included in the comparison.

Comparison of Five-Year Cumulative Total Return

From December 31, 2008 to December 31, 2013

Assumes $100 Invested with Reinvestment of Dividends

	Base Period	INDEXED RETURNS
Company/Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
A. O. SMITH CORP	100.0	150.5	201.4	215.5	343.7	594.3
S&P MID CAP 400 INDEX	100.0	137.5	174.2	170.4	200.7	268.0
S&P SMALL CAP 600 INDEX	100.0	125.6	158.6	160.2	186.4	263.3
RUSSELL 1000 INDEX	100.0	128.4	149.1	173.1	201.5	268.3

ITEM 6 – SELECTED FINANCIAL DATA

The data presented below includes the impact of our merger transaction with Smith Investment Company (SICO) which closed on April 22, 2009 and was accounted for as a reverse acquisition as required by generally accepted accounting principles (GAAP). The primary accounting impact is in the calculation of our earnings per share because the accounting rules required the use of SICO adjusted average shares outstanding prior to closing. Although 2010 through 2013 are not impacted, 2009 and previously reported years were impacted.

(dollars in millions, except per share amounts)
	Years ended December 31
	2013(1)	2012	2011(2),(3)	2010(4)	2009(5)
Net sales – continuing operations	$2,153.8	$1,939.3	$1,710.5	$1,489.3	$1,375.0
Earnings (loss)
Continuing operations	169.7	162.6	111.2	57.1	60.5
Discontinued operations	—	(3.9)	194.5	54.4	29.1

Net earnings	169.7	158.7	305.7	111.5	89.6
Net loss (earnings) attributable to noncontrolling interest:
Continuing operations	—	—	—	0.2	(9.6)
Discontinued operations	—	—	—	—	1.3

Net earnings attributable to A. O. Smith Corporation	$169.7	$158.7	$305.7	$111.7	$81.3

Basic earnings (loss) per share of common stock(1),(4)
Continuing operations	$1.84	$1.76	$1.20	$0.63	$0.77
Discontinued operations	—	(0.04)	2.11	0.59	0.47

Net earnings	$1.84	$1.72	$3.31	$1.22	$1.24

Diluted earnings (loss) per share of common stock(1),(4)
Continuing operations	$1.83	$1.75	$1.19	$0.62	$0.77
Discontinued operations	—	(0.04)	2.09	0.59	0.46

Net earnings	$1.83	$1.71	$3.28	$1.21	$1.23

Cash dividends per common share(1),(4)	$0.46	$0.36	$0.30	$0.27	$0.26

	December 31
	2013	2012	2011	2010	2009
Total assets	$2,391.5	$2,278.8	$2,349.0	$2,110.6	$1,973.0
Long-term debt(6)	177.7	225.1	443.0	242.4	232.1
Total stockholders’ equity	1,328.7	1,194.1	1,085.8	881.4	789.8

(1)	In April 2013, we declared a 100 percent stock dividend to holders of Common Stock and Class A Common Stock which is not included in cash dividends. Basic and diluted earnings per share are calculated using the weighted average shares outstanding which were restated for all periods presented to reflect the stock dividend.
(2)	In August 2011, we sold EPC which is reflected as a discontinued operation for all periods presented.
(3)	In August 2011, we acquired Lochinvar.
(4)	In October 2010, we declared a 50 percent stock dividend to holders of Common Stock and Class A Common Stock which is not included in cash dividends. Basic and diluted earnings per share are calculated using the weighted average shares outstanding which were restated for all periods presented to reflect the stock dividend.
(5)	In November 2009, we acquired an 80 percent interest in the water treatment business of Tianlong. In the fourth quarter of 2010, we acquired the remaining 20 percent interest in the water treatment business of Tianlong.
(6)	Excludes the current portion of long-term debt.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading manufacturer of water heaters and boilers, serving a diverse mix of residential and commercial end markets principally in the U.S. with a strong and growing international presence. Our company is comprised of two reporting segments: North America and Rest of World. Both segments manufacture and market comprehensive lines of residential and commercial gas, gas tankless and electric water heaters. Both segments primarily manufacture and market in their respective region of the world. Our Rest of World segment is primarily comprised of China, Europe and India. The North America segment also manufactures and globally markets specialty commercial water heating equipment, condensing and non-condensing boilers and water systems tanks. The Rest of World segment also manufactures and markets water treatment products, primarily for Asia. On August 22, 2011, we sold EPC to RBC for approximately $760 million in cash and approximately 2.83 million shares of RBC common stock valued at $140.6 million as of that date. Due to the sale, EPC has been reflected as a discontinued operation in the accompanying financial statements for all periods presented. In 2013, sales for our North America segment were $1,520.0 million and sales for our Rest of World segment were $668.0 million.

Sales of our Rest of World A. O. Smith branded products in China grew significantly in 2013. We expect sales in China to grow at the rate of approximately two times the rate of China’s gross domestic product growth in 2014, as geographic expansion, market share gains, growth in water treatment and improved product mix contribute to our growth. The residential replacement market contributed significantly to 2013 sales in our North America segment. Our 2013 North America residential unit sales grew mid-single digits compared to the prior year and commercial sales showed modest unit growth. We expect the North America residential and commercial water heater industry unit growth to each be one to two percent in 2014. Lochinvar-branded products contributed over $250 million to our net sales in 2013, and we expect further sales growth of Lochinvar-branded products of over ten percent in 2014, driven by sales of energy efficient products. Approximately 40 percent of Lochinvar-branded sales consist of residential and commercial water heaters while the remaining 60 percent of Lochinvar-branded sales consist primarily of boilers and related parts.

On April 15, 2013, our board of directors declared a two-for-one stock split of our Class A Common Stock and Common Stock in the form of a 100 percent stock dividend to stockholders of record on April 30, 2013 and payable on May 15, 2013.

Our stated acquisition strategy includes a number of our water-related strategic initiatives. We will look to continue to grow our core residential and commercial water heating, boiler and water treatment businesses throughout the world. We will also continue to look for opportunities to add to our existing operations in the high growth regions of China and India.

Consistent with our stated strategy to expand our core product offering we acquired Lochinvar in 2011. Lochinvar, one of the leading manufacturers of residential and commercial boilers in the U.S., fit squarely within our stated strategic growth initiative to expand our core water heating business. In 2012, approximately 40 percent of boilers sold in the U.S. were condensing boilers, compared with five percent eight years ago. Our Lochinvar brand is a leading brand of higher efficiency, condensing boilers. We expect the transition in the U.S. to higher efficiency boilers will continue into the foreseeable future. We paid for Lochinvar using a combination of cash on hand and amounts that we borrowed under our credit facility.

RESULTS OF OPERATIONS

Our sales in 2013 were a record $2,153.8 million surpassing 2012 sales of $1,939.3 million by 11.1 percent. The increase in sales is due to a 26.1 percent increase in sales of A. O. Smith branded products in China to $565.2 million as well as higher volumes of residential and commercial water heaters and boilers in the U.S. Our sales in 2012 were higher than 2011 sales from continuing operations of $1,710.5 million by 13.4 percent. The increase in sales in 2012 was attributable mostly to sales of Lochinvar-branded products. We acquired Lochinvar in August 2011, and sales of Lochinvar-branded products totaled $225.7 million in 2012 compared with $75.9 million in 2011. Additionally, sales of A. O. Smith branded products in China grew 20.5 percent to $448.3 million in 2012 compared to 2011.

Our gross profit margin in 2013 increased to 35.9 percent from 33.6 percent in 2012. The higher gross profit margin in 2013 was primarily due to the contribution from increased sales volumes of water heaters and boilers in the U.S., lower material costs in the U.S., and higher sales of A. O. Smith branded products in China as well as higher priced product mix as a result of product introductions with higher value features and benefits in China. Our 2012 gross profit margin increased 3.6 percent from 30.0 percent for continuing operations in 2011. The impact of the addition of relatively higher margin sales of Lochinvar-branded products, increased sales of A. O. Smith branded products in China and lower manufacturing and warranty costs in North America contributed to higher gross profit margins in 2012.

Selling, general and administrative (SG&A) expenses were $74.0 million higher in 2013 than in 2012. The increase in SG&A expenses in 2013 to $524.5 million was primarily due to higher selling and advertising costs in support of increased volumes in North America and China as well as higher pension expenses in North America. SG&A expenses were $77.7 million higher in 2012 than in 2011 due to higher selling and advertising costs in support of increased volumes in China, additional expenses from a full year of Lochinvar operations and increased pension expenses in North America.

On March 28, 2013, our board of directors approved a plan to transfer residential water heater production from our Fergus, Ontario plant to our other North American facilities. The majority of our production was consolidated in the second quarter of 2013. As a result of the capacity rationalization, we incurred pre-tax restructuring and impairment expenses of $22.0 million in 2013 related to employee severance costs, impairments of assets and equipment relocation costs. These activities are reflected in the “Restructuring, impairment and settlement expense (income) net” line in the accompanying financial statements. We expect pre-tax annual savings of approximately $10 million in 2014 as a result of these actions which would represent an incremental $5 million of pre-tax savings as compared to 2013.

In addition, included in operating earnings in 2013 is a pre-tax gain of $11.0 million resulting from a settlement with a former supplier related to previous overcharges and warranty costs. Operating earnings in 2012 included a pre-tax gain of $3.9 million associated with a legal settlement with a component supplier for our Canadian operations. Our 2011 operating earnings included a pre-tax gain of $11.2 million from a legal settlement with a component supplier for our U.S. operations. These gains are also reflected in the “Restructuring, impairment and settlement expense (income) net” line in the accompanying financial statements.

Also included in 2012 operating earnings is a $3.3 million favorable adjustment related to the finalization of an earn-out obligation from our acquisition of Lochinvar. This earn-out adjustment is reflected as “Contingent consideration adjustment” in the accompanying financial statements.

Pension expense in 2013 was $27.9 million compared to $13.8 million and $3.3 million for continuing operations in 2012 and 2011, respectively. The increases in pension expense in 2013 and 2012 were primarily due to increases in the amortization of unrecognized net actuarial losses in these years in addition to decreases in the expected rate of return on plan assets.

Interest expense in 2013 was $5.7 million compared to interest expense of $9.2 million in 2012. The higher interest expense in 2012 was due to higher debt levels as a result of the Lochinvar acquisition in 2011. In addition, in 2011 we sold our Electrical Products Company (EPC) to Regal Beloit Corporation (RBC) and received 2.83 million shares of RBC common stock. During 2012 we sold all of our shares of RBC common stock, the net proceeds of which were used to pay down debt in 2012. Interest expense for continuing operations was $9.3 million in 2011. Interest expense in 2011 is net of the amount allocated to discontinued operations. Interest expense that could not be attributed to specific entities within the company was allocated to EPC based on the ratio of net assets to be sold to the sum of the consolidated net assets and debt exclusive of debt attributable to specific entities of the company.

Net other income was $3.8 million in 2013, down from $34.3 million in 2012. Other income in 2012 was comprised primarily of $27.2 million pre-tax gains on the sale of the shares of RBC common stock received in the sale of EPC, net of the impact of the RBC share collar discussed below with most of the remainder of 2012 net other income resulting from interest income on investments resulting from the sale of EPC. Other income was $19.8 million in 2011. We received the RBC common stock in August 2011 under an agreement that we executed in December 2010. The RBC share price appreciated in 2011 during which we entered into an equity collar contract for 50 percent of the shares that we expected to receive to protect a portion of the appreciation. The collar did not qualify for hedge accounting and therefore was adjusted to fair value through earnings from continuing operations. At the end of 2011, the contract was marked to market under accounting rules, resulting in a $17.9 million pre-tax gain during 2011. The market price of the shares of RBC common stock we received increased by $1.36 per share from the date of the sale of EPC until the end of 2011 resulting in a $1.9 million pre-tax gain on the 50 percent of shares covered by the collar contract. The resulting net gain on shares of RBC common stock activity of $19.8 million in 2011 was recorded in other income from continuing operations.

Our effective tax rate was 28.2 percent in 2013, compared with 30.4 percent and 31.1 percent for continuing operations in 2012 and 2011, respectively. The rate decline in 2013 from 2012 was primarily due to increased profits in jurisdictions with lower enacted income tax rates than the U.S., principally China, and research tax credits. The rate decline in 2012 from 2011 was due to larger than anticipated tax deductions resulting from our domestic production activities deduction.

Our 2012 net earnings include discontinued operations after-tax losses of $3.9 million, or $.04 per diluted share, related to the sale of EPC which occurred in 2011. Included in discontinued operations in 2012 was $6.4 million of expense representing the correction of an error primarily due to our calculation of taxes due upon repatriation of undistributed foreign earnings. Our 2011 net earnings include discontinued operations of $194.5 million, or $2.09 per diluted share, related to EPC.

North America

Sales in our North America segment were $1,520.0 million in 2013 or $89.2 million higher than sales of $1,430.8 million in 2012. The sales increase in 2013 was primarily due to higher sales of residential and commercial water heaters and boilers in the U.S. Sales in 2012 were $141.3 million higher than sales of $1,289.5 million in 2011. The sales increase in 2012 included $142.9 million of incremental sales from Lochinvar-branded products resulting from our acquisition of Lochinvar which we completed on August 26, 2011. We also experienced higher volumes of U.S. residential and commercial water heaters which were offset by lower gas tankless and Canadian water heater volumes in 2012.

North America operating earnings were $211.9 million in 2013 as compared to operating earnings of $199.8 million and $154.0 million in 2012 and 2011, respectively. Adjusted segment operating earnings were $237.7 million in 2013 as compared to adjusted segment operating earnings of $197.0 million and $149.2 million in 2012 and 2011, respectively. Operating margins were 13.9 percent in 2013 and 14.0 percent in 2012. Adjusted segment operating margins were 15.6 percent in 2013 compared to 13.8 percent in 2012. Higher adjusted segment operating margins in 2013 were primarily due to higher incremental margins associated with increased volumes of water heaters and boilers in the U.S. as well as lower material costs. In 2011, operating margins were 11.9 percent and adjusted operating margins were 11.6 percent. Incremental higher margin sales from our Lochinvar acquisition and higher U.S. residential and commercial volumes contributed to the increase in 2012 adjusted segment operating earnings and adjusted margins as compared to 2011.

Adjusted segment operating earnings in 2013 exclude $22.0 million of pre-tax restructuring and impairment charges associated with the transfer of production from Fergus, Ontario, an $11.0 million pre-tax gain on the settlement with a former supplier and $14.8 million of pre-tax non-operating pension costs. Adjusted segment operating earnings in 2012 exclude a pre-tax gain of $3.9 million associated with a legal settlement with a component supplier for our Canadian operations, a $3.3 million favorable adjustment to our estimate of the Lochinvar earn-out obligation and $4.4 million of pre-tax non-operating pension costs. Adjusted segment operating earnings in 2011 exclude a net pre-tax gain of 3.0 million from a legal settlement with a component supplier for our U.S. operations and an increase to a warranty reserve associated with the Canadian component supplier and $1.8 million of pre-tax non-operating pension adjustments.

We are providing non-GAAP measures (adjusted earnings, adjusted earnings per share, adjusted segment operating earnings and adjusted segment operating margins) that exclude certain items as well as non-operating pension costs consisting of interest cost, expected return on plan assets, amortization of actuarial gains (losses) and curtailments. Prior year results are provided on a comparable basis. Reconciliations to measures on a GAAP basis are provided later in this section.

Rest of World

Sales for our Rest of World segment in 2013 were $668.0 million or $125.5 million higher than sales of $542.5 million in 2012 due to increased demand for water heaters and water treatment products in China and market acceptance of our newer, higher value A. O. Smith branded products in China. Sales for our Rest of World segment in 2012 were $86.9 million higher than sales of $455.6 million in 2011 due to a higher priced product mix in the region as a result of product innovations with more robust features and benefits, as well as pricing actions.

Rest of World operating earnings were $88.0 million in 2013 compared to operating earnings of $59.6 million and $42.7 million in 2012 and 2011, respectively. Segment operating margins were 13.2 percent in 2013 as compared to 11.0 percent and 9.4 percent in 2012 and 2011, respectively. Higher operating earnings and margins in 2013 were due to higher volumes, a more favorable mix of A. O. Smith branded products in China and $5 million lower losses for the non-A. O. Smith branded water treatment business that were partially offset by larger losses in India due to higher costs for new product introductions and brand building as well as currency devaluation. The $16.9 million increase in operating earnings in 2012 was driven by higher volumes of A. O. Smith branded products in China and $3 million of reduced losses for the non-A. O. Smith branded water treatment business which were partially offset by larger losses in India due to new product introduction costs and brand building expenses in the region. The 2011 operating earnings and operating margins were impacted by losses of $10.2 million in the non-A. O. Smith branded water treatment business resulting from lower sales and costs associated with moving to a new manufacturing facility in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital from continuing operations was $614.7 million at December 31, 2013 compared with $608.3 million and $727.9 million at December 31, 2012 and December 31, 2011 respectively. Sales-related increases in accounts receivable and inventory levels were partially offset by similar increases in accounts payable, resulting in essentially no change in working capital in 2013. The $119.6 million decline in working capital in 2012 was primarily due to the sale of our shares of RBC common stock which were received as a result of our divestiture of EPC. The proceeds from the sale of the RBC common stock were used to repay debt. The sale of the RBC common stock more than offset a $57.0 million sales-related increase in accounts receivable. As of December 31, 2013, all of the $486.0 million of cash, cash equivalents and marketable securities was held by our foreign subsidiaries. We would incur a cost to repatriate these funds to the U.S. and have accrued $56.4 million for the repatriation of a portion of these funds.

Operating cash provided by continuing operations during 2013 was $282.2 million compared with $171.8 million during 2012 and $61.0 million during 2011. The improvement in cash flows in 2013 was primarily due to higher earnings from operations and lower outlays for working capital. The improvement in cash flows in 2012 was primarily related to higher earnings from operations and the impact in 2011 of pre-tax pension contributions of approximately $175 million partially offset by lower working capital requirements. We expect cash provided by operating activities in 2014 to be between $235 and $245 million.

Our capital expenditures for continuing operations were $97.7 million in 2013, $69.9 million in 2012 and $53.5 million in 2011. Included in 2013 capital expenditures was approximately $45 million in China and India for the continued construction of a second water heater manufacturing plant in Nanjing, China and to continue the expansion of our manufacturing plant near Bangalore, India. The new plant in China, which we opened in October 2013, is projected to add 50 percent more capacity, when fully utilized, to our China water heater operations to meet local demand. We also continue to expand our India plant to accommodate more water heater models, in-source some component manufacturing and meet local demand. Approximately $19 million of expenditures in 2013 related to the implementation of our new ERP system. Capital expenditures in 2012 were higher than in 2011 as a result of construction activity for the second water heater plant in China. We are projecting 2014 capital expenditures of between $75 and $85 million and 2014 depreciation and amortization of approximately $65 million. We expect capital spending in 2014 to include approximately $20 million to support our ERP implementation.

In December 2012, we completed a $400 million multi-currency five year revolving credit facility with a group of eight banks. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of December 31, 2013.

The facility backs up commercial paper and credit line borrowings, and it expires on December 12, 2017. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings, as well as drawings under the facility are classified as long-term debt. At December 31, 2013, we had available borrowing capacity of $267.5 million under this facility. We believe that the combination of cash, available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt declined to $191.9 million at December 31, 2013 compared with $243.7 million at December 31, 2012, due to cash flows generated in the U.S. As a result, our leverage, as measured by the ratio of total debt to total capitalization, was 12.6 percent at the end of 2013 compared with 16.9 percent at the end of 2012.

Our U.S. pension plan continues to meet all funding requirements under ERISA regulations. We were not required to make a contribution to our pension plan in 2013, and we did not make any voluntary contributions. We are forecasting that there will be no required contributions to the plan in 2014, and we do not plan to make any voluntary contributions. For further information on our pension plans, see Note 12 of the Notes to Consolidated Financial Statements.

In July, 2013, our board of directors approved a stock repurchase program authorizing the purchase of an additional 2,000,000 shares of our common stock. In 2013, we repurchased 1,771,066 shares at an average price of $41.62 per share and at a total cost of $73.7 million. At December 31, 2013, a total of 1,152,776 shares remained on the existing repurchase authorization.

We have paid dividends for 74 consecutive years with payments increasing each of the last 22 years. We paid total dividends of $.46 per share in 2013 compared with $.36 per share in 2012.

Discontinued operations financial information is provided in Note 2 of the Notes to Consolidated Financial Statements.

Aggregate Contractual Obligations

A summary of our contractual obligations as of December 31, 2013, is as follows:

(dollars in millions)		Payments due by period
Contractual Obligations	Total	Less Than 1 year	1 – 2 Years	3 – 5 Years	More than 5 years
Long-term debt	$191.9	$14.2	$28.4	$149.3	$—
Fixed rate interest	7.0	2.9	3.3	0.8	—
Operating leases	27.9	8.1	9.5	5.2	5.1
Purchase obligations	105.3	93.1	4.4	6.4	1.4
Pension and post-retirement obligations	132.3	8.0	39.4	45.6	39.3

Total	$464.4	$126.3	$85.0	$207.3	$45.8

As of December 31, 2013, our liability for uncertain income tax positions was $1.3 million. Due to the high degree of uncertainty regarding timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

We utilize blanket purchase orders to communicate expected annual requirements to many of our suppliers. Requirements under blanket purchase orders generally do not become committed until several weeks prior to our scheduled unit production. The purchase obligation amount presented above represents the value of commitments that we consider firm.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 allows an entity to first assess qualitative factors in determining whether events and circumstances indicate that it is more-likely-than not that an indefinite-lived intangible asset is impaired. If an entity determines that it is not more-likely-than not that the indefinite-lived intangible asset is impaired, then the entity is not required to perform a quantitative impairment test. ASU 2012-02 was effective for the year ending December 31, 2013. The adoption of this ASU did not have an impact on our consolidated financial condition, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 sets requirements for presentation for significant items reclassified out of accumulated other comprehensive income to net income in reporting periods presented. ASU 2013-02 was effective prospectively beginning with the quarter ended March 31, 2013. The adoption of this guidance did not have an impact on our financial condition or results of operations but required additional disclosure in the notes to our financial statements. We complied with the disclosure requirements of ASU 2013-02 for the year ended December 31, 2013.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the evaluation of the impairment of goodwill and indefinite-lived intangible assets, as well as significant estimates used in the determination of liabilities related to warranty activity, product liability, and pensions. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience and trends, and in some cases, actuarial techniques. We monitor these significant factors and adjustments are made when facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

Goodwill and Indefinite-lived Intangible Assets

In conformity with U.S. GAAP, goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. We perform impairment reviews for our reporting units using a fair-value method based on management’s judgments and assumptions. The fair value represents the estimated amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. We are subject to financial statement risk to the extent that goodwill and indefinite-lived intangible assets become impaired. Any impairment review is, by its nature, highly judgmental as estimates of future sales, earnings and cash flows are utilized to determine fair values. However, we believe that we conduct annual thorough and competent valuations of goodwill and indefinite-lived intangible assets and that there has been no impairment in goodwill or indefinite-lived assets in 2013.

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

Product liability

Due to the nature of our products, we are subject to product liability claims in the normal course of business. We maintain insurance to reduce our risk. Most insurance coverage includes self-insured retentions that vary by year. In 2013, we maintained a self-insured retention of $7.5 million per occurrence with an aggregate insurance limit of $125.0 million per occurrence.

We establish product liability reserves for our self-insured retention portion of any known outstanding matters based on the likelihood of loss and our ability to reasonably estimate such loss. There is inherent uncertainty as to the eventual resolution of unsettled matters due to the unpredictable nature of litigation. We make estimates based on available information and our best judgment after consultation with appropriate advisors and experts. We periodically revise estimates based upon changes to facts or circumstances. We also use an actuary to calculate reserves required for estimated incurred but not reported claims as well as to estimate the effect of adverse development of claims over time. At December 31, 2013 our reserve for product liability was $42.7 million.

Pensions

We have significant pension benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumption for the expected return on plan assets was 8.00 percent in 2013 compared to 8.50 percent in 2012. The discount rate used to determine net periodic pension costs decreased to 4.05 percent in 2013 from 4.90 percent in 2012. For 2014, our expected return on plan assets is 7.75 percent and our discount rate is 4.85 percent.

In developing our expected return on plan assets, we evaluate our pension plan’s current and target asset allocation, the expected long-term rates of return of equity and bond indices and the actual historical returns of our pension plan. Our plan’s target allocation to equity managers is approximately 50 percent, with the remainder allocated primarily to bond managers and a small allocation to private equity managers and real estate managers. Our actual asset allocation as of December 31, 2013, was 53 percent to equity managers, 34 percent to bond managers, seven percent to real estate managers, five percent to private equity managers and the remainder in money market instruments. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. Our pension plan’s historical ten-year and 25-year compounded annualized returns are 6.4 percent and 9.8 percent, respectively. We believe that with our target allocation and the expected long-term returns of equity and bond indices as well as our actual historical returns, our 7.75 percent expected return on plan assets for 2014 is reasonable.

The discount rate assumptions used to determine future pension obligations at December 31, 2013 and 2012 were based on the AonHewitt AA Only Above Median yield curve, which was designed by AonHewitt to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The AA Only Above Median curve represents a series of annual discount rates from bonds with AA minimum average rating as rated by Moody’s Investor Service (Moody’s), S&P and Fitch. We will continue to evaluate our actuarial assumptions at least annually, and we will adjust the assumptions as necessary.

We estimate that we will recognize approximately $28.3 million of pension expense in 2014 compared to $27.9 million in 2013. Lowering the expected return on plan assets by 25 basis points would increase our net pension expense for 2014 by approximately $2.0 million. Lowering the discount rate by 25 basis points would increase our 2014 net pension expense by approximately $1.5 million.

We provide non-GAAP measures (adjusted earnings, adjusted earnings per share, and adjusted segment operating earnings) that exclude certain items as well as non-operating pension costs consisting of interest cost, expected return on plan assets, amortization of actuarial gains (losses) and curtailments. We believe that these components of pension cost better reflect ongoing operating related costs of providing pension benefits to the company’s employees. In addition we have made changes to our pension plan including closing the plan to new entrants effective January 1, 2010, and freezing the plan for the majority of our existing participants effective January 1, 2015 which we believe will significantly decrease pension expense beginning in 2015.

As such, we believe that the measures of adjusted earnings, adjusted earnings per share and adjusted segment operating earnings provide management and investors with a useful measure of our operational results. We have prepared quarterly and annual reconciliations of adjusted earnings, adjusted earnings per share and adjusted segment operating earnings for the years 2011-2014, which have been provided in the Supplemental Financial Data documents posted in the Investor Relations section on our website in addition to the following reconciliations.

A. O. SMITH CORPORATION

Adjusted Earnings and Adjusted EPS

(dollars in millions, except per share data)

(unaudited)

The following is a reconciliation of earnings from continuing operations and diluted continuing EPS to adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP):

	Years ended December 31,
	2013	2012	2011
Earnings from continuing operations (GAAP)	$169.7	$162.6	$111.2
Non-operating pension costs (income), before tax	19.7	6.8	(3.8)
Tax effect of non-operating pension costs (income)	(7.8)	(2.6)	1.4
Restructuring and impairment expenses, before tax	22.0	—	—
Tax effect of restructuring and impairment expenses	(5.6)	—	—
Settlement income, before tax	(11.0)	(3.9)	(11.2)
Tax effect of settlement income	4.2	1.0	4.4
Contingent consideration adjustment, before tax	—	(3.3)	—
Tax effect of contingent consideration adjustment	—	1.3	—
Net gain on shares of Regal Beloit Corporation stock and collar adjustments, before tax	—	(27.2)	(19.8)
Tax effect of net gain on shares of Regal Beloit Corporation stock and collar adjustments	—	10.4	7.7
Canadian component warranty expense, before tax	—	—	8.2
Tax effect of Canadian component warranty expense, before tax	—	—	(2.2)
Lochinvar due diligence expense, before tax	—	—	5.5
Tax effect of Lochinvar due diligence expense	—	—	(2.1)

Adjusted Earnings	$191.2	$145.1	$99.3

Diluted Continuing EPS (GAAP)	$1.83	$1.75	$1.19
Non-operating pension costs (income) per diluted share, before tax	0.21	0.07	(0.04)
Tax effect of non-operating pension costs (income) per diluted share	(0.08)	(0.03)	0.01
Restructuring and impairment expenses per diluted share, before tax	0.23	—	—
Tax effect of restructuring and impairment expenses per diluted share	(0.06)	—	—
Settlement income per diluted share, before tax	(0.12)	(0.04)	(0.12)
Tax effect of settlement income per diluted share	0.05	0.01	0.05
Contingent consideration adjustment per diluted share, before tax	—	(0.03)	—
Tax effect of contingent consideration adjustment per diluted share	—	0.01	—
Net gain on shares of Regal Beloit Corporation stock and collar adjustments per diluted share, before tax	—	(0.29)	(0.21)
Tax effect of net gain on shares of Regal Beloit Corporation stock and collar adjustments per diluted share	—	0.11	0.08
Canadian component warranty expense per diluted share, before tax	—	—	0.09
Tax effect of Canadian component warranty expense per diluted share	—	—	(0.02)
Lochinvar due diligence expense per diluted share, before tax	—	—	0.06
Tax effect of Lochinvar due diligence expense per diluted share	—	—	(0.02)

Adjusted EPS	$2.06	$1.56	$1.07

A. O. SMITH CORPORATION

Adjusted Segment Operating Earnings

(dollars in millions)

(unaudited)

The following is a reconciliation of segment operating earnings to adjusted segment operating earnings (non-GAAP):

	Years ended December 31,
	2013	2012	2011
Segment Operating Earnings (GAAP)
North America	$211.9	$199.8	$154.0
Rest of World	88.0	59.6	42.7
Inter-segment earnings elimination	—	—	(0.2)

Total Segment Operating Earnings (GAAP)	$299.9	$259.4	$196.5

Adjustments
North America	$25.8	$(2.8)	$(4.8)
Rest of World	—	—	—
Inter-segment earnings	—	—	—

Total Adjustments	$25.8	$(2.8)	$(4.8)

Adjusted Segment Operating Earnings
North America	$237.7	$197.0	$149.2
Rest of World	88.0	59.6	42.7
Inter-segment earnings elimination	—	—	(0.2)

Total Adjusted Segment Operating Earnings	$325.7	$256.6	$191.7

Additional information:

	Years ended December 31,
	2013	2012	2011
Adjustments: North America Segment
Non-operating pension costs (income)	$14.8	$4.4	$(1.8)
Restructuring and impairment expenses	22.0	—	—
Settlement income	(11.0)	(3.9)	(11.2)
Contingent consideration adjustment	—	(3.3)	—
Canadian component warranty expense	—	—	8.2

Total North America Segment Adjustments	$25.8	$(2.8)	$(4.8)

The following is a reconciliation of diluted earnings per share from continuing operations (GAAP) to diluted Adjusted EPS from continuing operations (non-GAAP):

	2014	Year Ended
	Guidance	2013	2012	2011
Diluted EPS from continuing operations (GAAP)	$2.01 - $2.16	$1.83	$1.75	$1.19
Non-operating pension costs (income) per diluted share, net of tax	0.14	0.13	0.04	(0.03)
Restructuring and impairment expenses per diluted share, net of tax	—	0.17	—	—
Settlement income per diluted share, net of tax	—	(0.07)	(0.03)	(0.07)
Gain on sale of RBC shares and collar adjustment per diluted share, net of tax	—	—	(0.18)	(0.13)
Contingent consideration adjustment per diluted share, net of tax	—	—	(0.02)	—
Canadian component warranty expense per diluted share, net of tax	—	—	—	0.07
Lochinvar due diligence expense per diluted share, net of tax	—	—	—	0.04

Adjusted EPS from continuing operations	$2.15 - $2.30	$2.06	$1.56	$1.07

Outlook

As we enter 2014, the year in which we celebrate our 140th anniversary, we are cautiously optimistic. We believe an improving housing market will provide additional opportunities for our North American residential water heating business, the replacement market for commercial water heaters will continue to be solid and the boiler industry will continue its transition from lower efficiency to higher efficiency products, which benefit our boiler sales.

We anticipate our sales in China will grow at the rate of approximately two times the rate of China’s gross domestic product growth, and the added capacity from our new plant in Nanjing will support our growth. For 2014, we expect the impact of higher volumes and incremental savings from our North American plant rationalization activities to be partially offset by approximately $10 million of incremental costs associated with the implementation of a new enterprise resource planning system and a higher effective income tax rate. Combining all these factors, we expect to achieve full-year GAAP earnings of between $2.01 and $2.16 per share and adjusted earnings of between $2.15 and $2.30 per share, neither of which includes the potential impact from future acquisitions.

Strong performance in our North America segment in 2013 prompted us to update our 2015 aspirations. Our aspiration for organic sales for the total company is over $2.5 billion by 2015, and our GAAP earnings aspirations for our existing portfolio of businesses is now $2.50 per share by 2015 versus the previously disclosed $2.25 per share.

OTHER MATTERS

Environmental

Our operations are governed by a number of federal, foreign, state, local and environmental laws concerning the generation and management of hazardous materials, the discharge of pollutants into the environment and remediation of sites owned by the company or third parties. We have expended financial and managerial resources complying with such laws. Expenditures related to environmental matters were not material in 2013 and are not expected to be material in any single year. We have reserves associated with environmental obligations at various facilities and we believe these reserves are sufficient to cover reasonably anticipated remediation costs. Although we believe that our operations are substantially in compliance with such laws and maintain procedures designed to maintain compliance, there are no assurances that substantial additional costs for compliance will not be incurred in the future. However, since the same laws govern our competitors, we should not be placed at a competitive disadvantage.

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

We enter into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. At December 31, 2013, we had net foreign currency contracts outstanding of $99.5 million. Assuming a hypothetical ten percent movement in the respective currencies, the potential foreign exchange gain or loss associated with the change in rates would amount to $10.0 million. Gains and losses from our forward contract activities will be offset by gains and losses in the underlying transactions being hedged.

Our earnings exposure related to movements in interest rates is primarily derived from outstanding floating-rate debt instruments that are determined by short-term money market rates. At December 31, 2013, we had $132.5 million in outstanding floating-rate debt with a weighted-average interest rate of 1.2 percent at year end. A hypothetical ten percent annual increase or decrease in the year-end average cost of our outstanding floating-rate debt would result in a change in annual pre-tax interest expense of approximately $0.2 million.

Forward-Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. All statements regarding 2015 aspirations are forward looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: uncertain cost savings and timeframes associated with the implementation of the new enterprises resources planning system; potential weakening in the high efficiency boiler segment in the U.S.; the ability to execute our acquisition strategy; significant volatility in raw material prices; competitive pressures on the company’s businesses; inability to implement pricing actions; instability in the company’s replacement markets; strength or duration of any recoveries in U.S. residential or commercial construction; a slowdown in the Chinese economy; foreign currency fluctuations; and adverse general economic conditions and capital market deterioration. Forward-looking statements included in this filing are made only as of the date of this release, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” above.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

A. O. Smith Corporation

We have audited the accompanying consolidated balance sheets of A. O. Smith Corporation as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. O. Smith Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), A. O. Smith Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 20, 2014

CONSOLIDATED BALANCE SHEETS

December 31 (dollars in millions)

	2013	2012
Assets
Current Assets
Cash and cash equivalents	$380.7	$266.9
Marketable securities	105.3	196.0
Receivables	458.7	425.4
Inventories	193.4	163.4
Deferred income taxes	40.1	33.2
Other current assets	27.4	29.7

Total Current Assets	1,205.6	1,114.6
Net property, plant and equipment	391.3	345.7
Goodwill	433.5	435.4
Other intangibles	324.8	338.7
Other assets	36.3	44.4

Total Assets	$2,391.5	$2,278.8

Liabilities
Current Liabilities
Trade payables	$387.1	$328.9
Accrued payroll and benefits	61.7	46.5
Accrued liabilities	81.2	69.1
Product warranties	46.7	43.2
Long-term debt due within one year	14.2	18.6

Total Current Liabilities	590.9	506.3
Long-term debt	177.7	225.1
Deferred income taxes	21.0	6.3
Product warranties	89.9	86.4
Post-retirement benefit obligation	10.0	10.6
Pension liabilities	110.7	190.1
Other liabilities	62.6	59.9

Total Liabilities	1,062.8	1,084.7
Commitments and contingencies	—	—
Stockholders’ Equity
Preferred Stock	—	—
Class A Common Stock (shares issued 13,288,516 and 13,309,876)	66.4	66.6
Common Stock (shares issued 82,065,280 and 82,043,946)	82.1	82.0
Capital in excess of par value	589.7	580.5
Retained earnings	982.2	855.1
Accumulated other comprehensive loss	(259.1)	(320.5)
Treasury stock at cost	(132.6)	(69.6)

Total Stockholders’ Equity	1,328.7	1,194.1

Total Liabilities and Stockholders’ Equity	$2,391.5	$2,278.8

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF EARNINGS

Years ended December 31 (dollars in millions, except per share amounts)

	2013	2012	2011
Continuing Operations
Net sales	$2,153.8	$1,939.3	$1,710.5
Cost of products sold	1,380.0	1,287.3	1,197.9

Gross profit	773.8	652.0	512.6
Selling, general and administrative expenses	524.5	450.5	372.8
Restructuring, impairment and settlement expenses (income) – net	11.0	(3.9)	(11.2)
Contingent consideration adjustment	—	(3.3)	—
Interest expense	5.7	9.2	9.3
Other income - net	(3.8)	(34.3)	(19.8)

Earnings before provision for income taxes	236.4	233.8	161.5
Provision for income taxes	66.7	71.2	50.3

Earnings from Continuing Operations	169.7	162.6	111.2
Discontinued Operations
Earnings from discontinued operations, less provision for income taxes of $15.5 in 2011	—	—	43.0
(Loss)gain on sale of discontinued EPC operations, less tax provision of $6.3 in 2012 and $145.6 in 2011	—	(3.9)	151.5

Net Earnings	$169.7	$158.7	$305.7

Net Earnings (Loss) Per Share of Common Stock
Continuing operations	$1.84	$1.76	$1.20
Discontinued operations	—	(0.04)	2.11

Net Earnings	$1.84	$1.72	$3.31

Diluted Net Earnings (Loss) Per Share of Common Stock
Continuing operations	$1.83	$1.75	$1.19
Discontinued operations	—	(0.04)	2.09

Net Earnings	$1.83	$1.71	$3.28

CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

Years ended December 31 (dollars in millions)

	2013	2012	2011
Net Earnings	$169.7	$158.7	$305.7
Other comprehensive earnings (loss)
Foreign currency translation adjustments	0.4	3.0	(7.2)
Unrealized net gain (loss) on cash flow derivative instruments, less related income tax (provision) benefit of $(0.2) in 2013, $(0.6) in 2012 and $7.0 in 2011	0.3	1.0	(11.0)
Change in pension liability less related income tax (provision) benefit of $(39.7) in 2013, $13.6 in 2012 and $34.8 in 2011	60.7	(22.4)	(54.5)
Unrealized (loss) gain on investments less related income tax benefit (provision) of $0.7 in 2012 and $(0.7) in 2011	—	(1.2)	1.2

Comprehensive Earnings	$231.1	$139.1	$234.2

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended December 31 (dollars in millions)

	2013	2012	2011
Operating Activities
Net earnings	$169.7	$158.7	$305.7
Loss (earnings) from discontinued operations	—	3.9	(194.5)
Adjustments to reconcile earnings from continuing operations to cash provided by operating activities:
Depreciation and amortization	59.7	54.6	47.0
Pension expense	27.9	13.8	3.3
Loss on disposal of assets	0.2	1.1	1.0
Unrealized gain on investment	—	(27.2)	(19.8)
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	20.5	(36.6)	0.5
Noncurrent assets and liabilities	4.2	3.5	(81.6)

Cash Provided by Operating Activities – continuing operations	282.2	171.8	61.6
Cash Used in Operating Activities – discontinued operations	(2.6)	(28.0)	(2.9)

Cash Provided by Operating Activities	279.6	143.8	58.7
Investing Activities
Acquisitions of businesses	(4.0)	(13.5)	(421.1)
Investments in marketable securities	(132.7)	(311.4)	—
Proceeds from sale of marketable securities	226.2	308.0	—
Capital expenditures	(97.7)	(69.9)	(53.5)

Cash Used in Investing Activities – continuing operations	(8.2)	(86.8)	(474.6)
Cash Provided by Investing Activities – discontinued operations	—	—	600.2

Cash (Used in) Provided by Investing Activities	(8.2)	(86.8)	125.6
Financing Activities
Long-term debt incurred	—	—	200.2
Long-term debt repaid	(51.5)	(218.8)	—
Common stock repurchases	(73.7)	(22.0)	(23.5)
Net proceeds from stock option activity	10.2	20.5	11.2
Dividends paid	(42.6)	(33.2)	(27.7)

Cash (Used in) Provided by Financing Activities	(157.6)	(253.5)	160.2
Net increase (decrease) in cash and cash equivalents	113.8	(196.5)	344.5
Cash and cash equivalents-beginning of year	266.9	463.4	118.9

Cash and Cash Equivalents-End of Year	$380.7	$266.9	$463.4

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended December 31 (dollars in millions)

	2013	2012	2011
Class A Common Stock
Balance at the beginning of the year	$66.5	$72.5	$74.8
Conversion of Class A Common Stock	(0.1)	(6.0)	(2.3)

Balance at the end of the year	$66.4	$66.5	$72.5

Common Stock
Balance at the beginning of the year	$82.1	$80.9	$80.4
Conversion of Class A Common Stock	—	1.2	0.5

Balance at the end of the year	$82.1	$82.1	$80.9

Capital in Excess of Par Value
Balance at the beginning of the year	$580.5	$575.8	$578.1
Conversion of Class A Common Stock	0.1	4.8	1.8
Issuance of share units	(5.1)	(3.9)	(3.7)
Vesting of share units	(3.0)	(4.9)	(8.2)
Stock based compensation expense	9.8	6.8	6.7
Exercises of stock options	(3.0)	(11.4)	(7.5)
Tax benefit from exercises of stock options and vesting of share units	4.8	8.8	4.3
Stock incentives and directors’ compensation	5.6	4.5	4.3

Balance at the end of the year	$589.7	$580.5	$575.8

Retained Earnings
Balance at the beginning of the year	$855.1	$729.9	$452.1
Net earnings	169.7	158.7	305.7
Cash dividends on stock	(42.6)	(33.5)	(27.9)

Balance at the end of the year	$982.2	$855.1	$729.9

Accumulated Other Comprehensive Loss
Balance at the beginning of the year	$(320.5)	$(300.9)	$(229.4)
Foreign currency translation adjustments	0.4	3.0	(7.2)
Unrealized net gain (loss) on cash flow derivative instruments, less related income tax (provision) benefit of $(0.2) in 2013, $(0.6) in 2012 and $7.0 in 2011	0.3	1.0	(11.0)
Change in pension liability less related income tax (provision) benefit of $(39.7) in 2013, $13.6 in 2012 and $34.8 in 2011	60.7	(22.4)	(54.5)
Unrealized (loss) gain on investments less related income tax benefit (provision) of $0.7 in 2012 and $(0.7) in 2011	—	(1.2)	1.2

Balance at the end of the year	$(259.1)	$(320.5)	$(300.9)

Treasury Stock
Balance at the beginning of the year	$(69.6)	$(72.4)	$(74.6)
Exercise of stock options, net of 29,126 and 334,516 shares surrendered as proceeds and to pay taxes in 2013 and 2012	7.5	19.7	15.3
Stock incentives and directors’ compensation	0.2	0.2	0.4
Shares repurchased	(73.7)	(22.0)	(23.5)
Vesting of share units	3.0	4.9	10.0

Balance at the end of the year	$(132.6)	$(69.6)	$(72.4)

Total Stockholders’ Equity	$1,328.7	$1,194.1	$1,085.8

See accompanying notes which are an integral part of these statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Organization. A. O. Smith Corporation (A. O. Smith or the company) is a manufacturer of water heaters and boilers, serving a diverse mix of residential and commercial end markets principally in the United States with a strong and growing international presence. The company is comprised of two reporting segments: North America and Rest of World. The Rest of World segment is primarily comprised of China, Europe, India and the Middle East. Both segments manufacture and market comprehensive lines of residential gas, gas tankless and electric water heaters and commercial water heating equipment. Both segments primarily serve their respective regions of the world. The North America segment also manufactures and markets specialty commercial water heating equipment, condensing and non-condensing boilers and water system tanks. The Rest of World segment also manufactures and markets water treatment products, primarily in Asia.

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

Fair value of financial instruments. The carrying amounts of cash, cash equivalents, marketable securities, receivables, floating rate debt and trade payables approximated fair value as of December 31, 2013 and 2012, due to the short maturities or frequent rate resets of these instruments. The fair value of term notes with insurance companies was approximately $63.8 million as of December 31, 2013 compared with the carrying amount of $59.4 million for the same date. The fair value is estimated based on current rates offered for debt with similar maturities.

Foreign currency translation. For all subsidiaries outside the U.S., with the exception of its Mexican operation and its Dutch non-operating companies, the company uses the local currency as the functional currency. For those operations using a functional currency other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at weighted-average exchange rates. The resulting translation adjustments are recorded as a separate component of stockholders’ equity. The Mexican operation and the Dutch non-operating companies use the U.S. dollar as the functional currency. Gains and losses from foreign currency transactions are included in net earnings and were not significant in 2013, 2012 or 2011.

Cash and cash equivalents. The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable securities. The company considers all highly liquid investments with maturities greater than 90 days when purchased to be marketable securities. At December 31, 2013, the company’s marketable securities consisted of bank time deposits with original maturities ranging from 180 days to 12 months and are located at investment grade rated banks in China.

Inventory valuation. Inventories are carried at lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for a majority of the company’s domestic inventories, which comprise 62 percent and 64 percent of the company’s total inventory at December 31, 2013 and 2012, respectively. Inventories of foreign subsidiaries, the remaining domestic inventories and supplies are determined using the first-in, first-out (FIFO) method.

Property, plant and equipment. Property, plant and equipment are stated at cost. Depreciation is computed primarily by the straight-line method. The estimated service lives used to compute depreciation are generally 25 to 50 years for buildings, three to 20 years for equipment and three to ten years for software. Maintenance and repair costs are expensed as incurred.

1. Organization and Significant Accounting Policies (continued)

Goodwill and other intangibles. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis. Separable intangible assets, primarily comprised of customer relationships, that are not deemed to have an indefinite life are amortized on a straight-line basis over their estimated useful lives which range from ten to 25 years.

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

Derivative instruments. Accounting Standards Codification (ASC) 815 Derivatives and Hedging, as amended, requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as a part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the company must designate the hedging instrument, based upon the exposure hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

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

Foreign Currency Forward Contracts

The company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases, sales and certain intercompany transactions in the normal course of business. Principal currencies for which the company utilizes foreign currency forward contracts include the Canadian dollar, Euro and Mexican peso.

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

The majority of the amounts in accumulated other comprehensive loss for cash flow hedges is expected to be reclassified into earnings within one year and all of the hedges will be reclassified into earnings no later than December 2015. Contracts related to the company’s discontinued operation that were to expire after the expected closing date of the sale of EPC no longer qualified for hedge accounting; therefore, the change in valuation from the announcement of the sale of EPC to August 22, 2011 of $3.2 million was recorded in earnings from discontinued operations in the year ended December 31, 2011.

1. Organization and Significant Accounting Policies (continued)

The following table summarizes, by currency, the contractual amounts of the company’s foreign currency forward contracts:

	2013		2012
December 31 (dollars in millions)	Buy	Sell	Buy	Sell
British pound	$—	$1.4	$—	$2.3
Canadian dollar	—	72.7	—	36.8
Euro	9.1	1.7	23.2	2.0
Mexican peso	14.6	—	12.3	—

Total	$23.7	$75.8	$35.5	$41.1

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

The minimal after-tax gain of the effective portion of the contracts as of December 31, 2013 was recorded in accumulated other comprehensive loss and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The effective portion of the contracts will be reclassified within one year. Contracts related to the company’s discontinued operation that expired after the expected closing date of the sale of EPC no longer qualified for hedge accounting; therefore, the change in valuation from the announcement of the sale to August 22, 2011 which was minimal and was recorded in earnings from discontinued operations in the year ended December 31, 2011. Commodity hedges outstanding at December 31, 2013 total approximately 0.1 million pounds of copper.

Equity Collar Contract

As discussed in Note 2, on August 22, 2011, the company sold EPC to RBC and received approximately 2.83 million shares of RBC common stock. The RBC share price appreciated in 2011 during which the company entered into an equity collar contract for 50 percent of the RBC shares to protect a portion of that appreciation. The put strike price of the equity collar was $63.29 and the call strike price of the collar was $77.32. The RBC share price on December 31, 2011 was $50.97. The collar did not qualify for hedge accounting and therefore was adjusted to fair value on a quarterly basis through earnings from continuing operations. The mark to market accounting for the RBC shares and hedge continued until the equity collar contract expired in March 2012 with no value.

The impact of derivative contracts on the company’s financial statements is as follows:

Fair value of derivative instruments designated as hedging instruments under ASC 815 in continuing operations:

		Fair Value
December 31 (dollars in millions)	Balance Sheet Location	2013	2012
Foreign currency contracts	Other current assets	$1.9	$1.7
	Accrued liabilities	(0.2)	(0.5)

Total derivatives designated as hedging instruments		$1.7	$1.2

1. Organization and Significant Accounting Policies (continued)

The effect of derivative instruments on the Statement of Earnings for continuing operations.

Year ended December 31 (dollars in millions)

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivative (effective portion)		Location of gain (loss) reclassified from Accumulated Other Comprehensive Loss into earnings (effective portion)	Amount of gain (loss) reclassified from Accumulated Other Comprehensive Loss into earnings (effective portion)		Location of gain recognized in earnings on derivative (ineffective portion)	Amount of gain recognized in earnings on a derivative (ineffective portion)
	2013	2012		2013	2012		2013	2012
Foreign currency contracts	$3.1	$0.7	Cost of products sold	$2.6	$(0.7)	N/A	$—	$—
Commodities contracts	—	(0.1)	Cost of products sold	(0.1)	(0.1)	Cost of products sold	—	—

	$3.1	$0.6		$2.5	$(0.8)		$—	$—

Derivatives not designated as a hedging instrument under ASC 815	Location of loss recognized in earnings from continuing operations on derivative	Amount of loss recognized in earnings from continuing operations on derivative
		2013	2012
Equity collar contract	Other expense – net	$—	$17.9

1. Organization and Significant Accounting Policies (continued)

Fair Value Measurements. ASC 820 Fair Value Measurements, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on the market approach which are prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Continuing assets measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	December 31, 2013	December 31, 2012
Quoted prices in active markets for identical assets (Level 1)	$107.0	$197.2

There were no changes in the valuation techniques used to measure fair values on a recurring basis.

Revenue recognition. The company recognizes revenue upon transfer of title, which occurs upon shipment of the product to the customer except for certain export sales where transfer of title occurs when the product reaches the customer destination.

Contracts and customer purchase orders are used to determine the existence of a sales arrangement. Shipping documents are used to verify shipment. The company assesses whether the selling price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The company assesses collectability based on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history and does not require collateral on sales in most cases. The allowance for doubtful accounts was $2.8 million and $4.2 million at December 31, 2013 and 2012, respectively.

Reserves for customer returns for defective product are based on historical experience with similar types of sales. Accruals for rebates and incentives are based on pricing agreements and are tied to sales volume. Changes in such accruals may be required if future returns differ from historical experience or if actual sales volume differs from estimated sales volume. Rebates and incentives are recognized as a reduction of sales.

Shipping and handling costs billed to customers are included in net sales and the related costs are included in cost of products sold.

Advertising. The majority of advertising costs are charged to operations as incurred and amounted to $78.0 million, $69.2 million and $58.9 million during 2013, 2012 and 2011, respectively. Included in total advertising costs are expenses associated with store displays for A. O. Smith branded products in China that are amortized over 12 to 24 months which totaled $17.9 million, $15.8 million and $13.1 million during 2013, 2012 and 2011, respectively.

Research and development. Research and development costs are charged to operations as incurred and amounted to $57.8 million, $51.7 million and $42.7 million during 2013, 2012 and 2011, respectively.

Product warranties. The company’s products carry warranties that generally range from one to ten years and are based on terms that are generally accepted in the market. The company records a liability for the expected cost of warranty-related claims at the time of sale. The allocation of the warranty liability between current and long-term is based on expected warranty claims to be paid in the next year as determined by historical product failure rates.

1. Organization and Significant Accounting Policies (continued)

The following table presents the company’s product warranty liability activity in 2013 and 2012:

Years ended December 31 (dollars in millions)	2013	2012
Balance at beginning of year	$129.6	$131.8
Expense	68.0	54.1
Claims settled	(61.0)	(56.3)

Balance at end of year	$136.6	$129.6

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

Stock-based compensation. The company follows ASC 718 Compensation - Stock Compensation. Compensation cost is recognized using the straight-line method over the vesting period of the award. ASC 718 also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under prior literature. Excess tax deductions of $4.8 million, $8.8 million and $4.3 million were recognized as cash flows provided by financing activities in 2013, 2012 and 2011, respectively.

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

	2013	2012	2011
Denominator for basic earnings per share - weighted-average shares outstanding	92,118,153	92,395,216	92,238,064
Effect of dilutive stock options, restricted stock and share units	669,517	712,906	911,172

Denominator for diluted earnings per share	92,787,670	93,108,122	93,149,236

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 allows an entity to first assess qualitative factors in determining whether events and circumstances indicate that it is more-likely-than not that an indefinite-lived intangible asset is impaired. If an entity determines that it is not more-likely-than not that the indefinite-lived intangible asset is impaired, then the entity is not required to perform a quantitative impairment test. ASU 2012-02 was effective for the year ending December 31, 2013. The adoption of this ASU did not have an impact on the company’s consolidated financial condition, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 sets requirements for presentation for significant items reclassified out of accumulated other comprehensive income to net income in reporting periods presented. ASU 2013-02 was effective prospectively beginning with the quarter ended March 31, 2013. The adoption of this guidance did not have an impact on the company’s financial condition or results of operations but required additional disclosure in the notes to the company’s financial statements. The company complied with the disclosure requirements of ASU 2013-02 for the year ended December 31, 2013.

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

The results of EPC have been reported separately as discontinued operations.

The condensed statement of earnings of discontinued EPC operations is:

Year ended December 31 (dollars in millions)
2011
Net sales	$531.8
Cost of products sold	415.6

Gross profit	116.2
Selling, general and administrative expenses	61.5
Interest expense	2.2
Other income - net	(6.0)

58.5
Provision for income taxes	15.5

Net earnings	$43.0

2. Discontinued Operations (continued)

Consolidated interest expense not directly attributable to other operations was allocated to discontinued EPC operations based on the ratio of EPC net assets to be sold to the sum of consolidated net assets plus consolidated debt not directly attributable to other operations.

The cash flows (used in) provided by discontinued EPC operations is as follows:

Years ended December 31 (dollars in millions)
	2013	2012	2011
Operating Activities
(Loss) earnings	$—	$(3.9)	$43.0
Adjustments to reconcile earnings to net cash provided by discontinued operating activities:
Depreciation and amortization	—	—	16.5
Gain on sale of assets	—	—	(4.8)
Net changes in operating assets and liabilities
Current assets and liabilities	(1.0)	(22.6)	(56.2)
Noncurrent assets and liabilities	(0.5)	(0.9)	0.9
Other	—	—	(1.7)

Cash Used in Discontinued Operating Activities	(1.5)	(27.4)	(2.3)
Investing Activities
Capital expenditures	—	—	(10.5)
Proceeds on sale of assets	—	—	6.1
Proceeds from sale of operations	—	—	752.5
Payments associated with sale	—	—	(147.9)

Cash Provided by Discontinued Investing Activities	—	—	600.2

Cash (Used in) Provided by Discontinued Operations	$(1.5)	$(27.4)	$597.9

In the second quarter of 2011, the company sold a facility in China and recognized a gain of $4.8 million.

3. Acquisitions

On February 14, 2013, the company acquired 100 percent of the shares of MiM Isitma Sogutma Havalandirma ve Aritma Sistemleri San. Tic. A.S. (MiM), a privately-held Turkish water treatment company. The addition of MiM expanded the company’s product offerings and gives the company access to Eastern Europe and the Black Sea region water treatment markets. MiM is included in the Rest of World segment.

The company paid an aggregate cash purchase price of $4.0 million, net of cash received of $1.9 million. In addition the company assumed debt of $1.7 million and recorded contingent consideration of $1.1 million the fair value of the contingent payment due to the former owners of MiM if certain targets met for growth in sales, gross profits and operating profits through 2017.

The fair value of the purchase price resulted in an allocation to acquired intangible assets totaling $4.3 million of which $2.4 million has been assigned to customer lists which are being amortized over ten years.

MiM’s results of operations have been included in the company’s financial statements from February 14, 2013, the date of acquisition. Revenues and pre-tax results associated with MiM included in results of operations for the year ended December 31, 2013 are not material to the company’s net sales or pre-tax earnings.

3. Acquisitions (continued)

On August 26, 2011, the company acquired 100 percent of the shares of Lochinvar Corporation (Lochinvar), a privately held manufacturer of high-efficiency boilers used in commercial and residential applications located in Lebanon, Tennessee. The addition of Lochinvar expanded the company’s product offerings and gave the company access to proven high-efficiency boiler technology. Approximately 40 percent of Lochinvar-branded sales consist of residential and commercial water heaters while the remaining 60 percent of Lochinvar-branded sales consist primarily of boilers and related parts. Results from Lochinvar are included in the North America segment except for relatively immaterial amounts from a Lochinvar subsidiary in the United Kingdom which is in the company’s Rest of World segment.

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

The following table summarizes the allocation of fair value of the assets acquired and liabilities assumed at the date of acquisition. Of the $258.3 million of acquired intangible assets, $103.5 million was assigned to tradenames that are not subject to amortization and $152.5 million was assigned to customer lists which are being amortized over 19 years, and the remaining $2.3 million was assigned to non-compete agreements and patents which are being amortized over ten years.

August 26, 2011 (dollars in millions)
Current assets, net of cash acquired	$54.0
Property, plant and equipment	41.9
Intangible assets	258.3
Other assets	0.1
Goodwill	111.4

Total assets acquired	465.7
Current liabilities	24.3
Long-term liabilities	3.5

Total liabilities assumed	27.8

Net assets acquired	$437.9

For income tax purposes, the transaction was accounted for as an asset purchase, resulting in the full amount of goodwill and intangible assets, totaling $369.7 million, being deductible for income tax purposes.

Lochinvar’s results of operations have been included in the company’s financial statements from August 26, 2011, the date of acquisition. Revenues and pre-tax earnings associated with Lochinvar included in operations from the acquisition date through December 2011 totaled $75.9 million and $5.6 million, respectively which included $13.0 million of operating earnings less $5.5 million of acquisition costs included in selling, general and administrative expenses and $1.9 million of interest expense.

The proforma unaudited results of operations for the year ended December 31, 2011, assuming consummation of the purchase as of January 2011, would result in diluted earnings per share from continuing operations of $1.32.

4. Restructuring, Impairment and Settlement Income

On March 28, 2013, the company announced the move of manufacturing operations from its Fergus, Ontario facility to other North American facilities. In 2013, the company recognized $22.0 million of pre-tax restructuring and impairment expenses, comprised of impairment charges related to long-lived assets totaling $9.2 million, severance costs of $7.5 million, equipment relocation costs of $2.9 million and inventory obsolescence costs totaling $2.4 million, as well as a corresponding $5.6 million income tax benefit related to the expenses all related to this move. The majority of the consolidation of operations occurred in the second quarter of 2013.

4. Restructuring, Impairment and Settlement Income (continued)

On March 11, 2013, the company entered into a settlement agreement with a former supplier of a North American subsidiary regarding previous overcharges and warranty costs. The terms of the settlement agreement resulted in an $11.0 million cash payment to the company, a pre-tax gain of $11.0 million and $4.2 million income tax expenses.

On November 15, 2012, the company entered into a settlement agreement with a supplier of the company’s Canadian operations. In 2012, the company recorded a pre-tax gain of $3.9 million relating to the settlement. In 2011, the company recorded an $8.2 million warranty provision for future costs associated with this issue.

On May 5, 2011, the company entered into a settlement agreement with a supplier of the company’s U.S. operations. Under the terms of the settlement agreement, the vendor and the vendor’s supplier made a $35.5 million cash payment to the company. The settlement reimbursed the company for past costs previously incurred and satisfied in full a receivable recorded by the company, and the company increased its warranty reserve for future costs associated with the affected components on company products by $7.5 million. In 2011, the company recorded a pre-tax gain of $11.2 million for the reimbursement of related costs incurred in prior years.

The restructuring impairment and settlement income activities are included in the company’s North America segment.

The following table presents an analysis of the company’s restructuring, impairment and settlement reserves as of and for the years ended December 31, 2013 and 2012 (dollars in millions):

	Inventory Obsolescence	Severance Costs	Asset Impairment	Equipment Relocation	Settlement Income	Total
Balance at December 31, 2011	$—	$—	$—	$—	$—	$—
Income recognized	—	—	—	—	(3.9)	(3.9)
Cash receipts	—	—	—	—	3.9	3.9

Balance at December 31, 2012	—	—	—	—	—	—
Expense (income) recognized	2.4	7.5	9.2	2.9	(11.0)	11.0
Asset write-down	(0.7)	—	(9.2)	—	—	(9.9)
Cash (payments) receipts	—	(6.0)	—	(2.5)	11.0	2.5

Balance at December 31, 2013	$1.7	$1.5	$—	$0.4	$—	$3.6

5. Statement of Cash Flows

Supplemental cash flow information is as follows:

Years ended December 31 (dollars in millions)	2013	2012	2011
Net change in current assets and liabilities, net of acquisitions:
Receivables	$(32.3)	$(57.0)	$(28.1)
Inventories	(28.5)	5.0	4.7
Other current assets	(7.5)	(0.8)	(4.5)
Trade payables	58.0	26.4	27.4
Accrued liabilities, including payroll and benefits	29.4	3.1	(1.7)
Income taxes payable	1.4	(13.3)	2.7

	$20.5	$(36.6)	$0.5

6. Inventories

December 31 (dollars in millions)	2013	2012
Finished products	$88.8	$74.4
Work in process	12.3	12.0
Raw materials	113.6	100.0

Inventories, at FIFO cost	214.7	186.4
LIFO reserve	21.3	23.0

	$193.4	$163.4

6. Inventories (continued)

The company recognized after-tax LIFO expense (income) of $0.1 million, $(1.1) million and $0.4 million in 2013, 2012 and 2011, respectively.

7. Property, Plant and Equipment

December 31 (dollars in millions)	2013	2012
Land	$11.3	$11.6
Buildings	212.5	194.3
Equipment	497.8	455.8
Software	37.2	18.9

	758.8	680.6
Less accumulated depreciation and amortization	367.5	334.9

	$391.3	$345.7

8. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill during the years ended December 31, 2013 and 2012 consisted of the following:

(dollars in millions)	North America	Rest of World	Total
Balance at December 31, 2011	$374.9	$58.9	$433.8
Currency translation adjustment	1.5	0.1	1.6

Balance at December 31, 2012	376.4	59.0	435.4
Acquisition of business (see Note 3)	—	1.9	1.9
Currency translation adjustment	(3.5)	(0.3)	(3.8)

Balance at December 31, 2013	$372.9	$60.6	$433.5

The carrying amount of other intangible assets consisted of the following:

	2013			2012
December 31 (dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets
Patents	$6.8	$(4.7)	$2.1	$6.8	$(4.4)	$2.4
Customer lists	232.7	(55.2)	177.5	231.0	(41.2)	189.8

Total amortizable intangible assets	239.5	(59.9)	179.6	237.8	(45.6)	192.2
Indefinite-lived intangible assets
Trade names	145.2	—	145.2	146.5	—	146.5

Total intangible assets	$384.7	$(59.9)	$324.8	$384.3	$(45.6)	$338.7

Amortization expenses of other intangible assets of $14.4 million, $14.6 million, and $9.6 million were recorded in 2013, 2012 and 2011, respectively. In the future, excluding the impact of any future acquisitions, the company expects amortization expense of approximately $14.4 million annually and the intangible assets will be amortized over a weighted average period of 15 years.

As a result of the sale of EPC and change in management reporting, the company reconsidered its segment reporting in the fourth quarter of 2011. These changes did not have a significant impact on how the company evaluates goodwill or other intangible assets for impairment. The company concluded that no goodwill impairment existed at the time of the annual impairment tests which were performed in the fourth quarters of 2013, 2012 and 2011. No impairments of other intangible assets were recorded in 2013, 2012 and 2011.

9. Debt and Lease Commitments

December 31 (dollars in millions)	2013	2012
Bank credit lines, average year-end interest rates of 2.4% for 2013 and 3.8% for 2012	$3.6	$9.4
Revolving credit agreement borrowings, average year-end interest rates of 1.3% for 2013 and 2012	80.0	115.0
Commercial paper, average year-end interest rates of 1.1% for 2013 and 1.2% for 2012	48.9	39.3
Term notes with insurance companies, expiring through 2018, average year-end interest rates of 6.0% for 2013 and 2012	31.2	49.8
Canadian term notes with insurance companies, expiring through 2018, average year-end interest rates of 5.3% for 2013 and 2012	28.2	30.2

	191.9	243.7
Less long-term debt due within one year	14.2	18.6

Long-term debt	$177.7	$225.1

The company has a $400 million multi-year multi-currency revolving credit agreement with a group of eight banks, which expires on December 12, 2017. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowings under the company’s bank credit lines and commercial paper borrowings are supported by the revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt at December 31, 2013 and 2012. At its option, the company either maintains cash balances or pays fees for bank credit and services.

Scheduled maturities of long-term debt within each of the five years subsequent to December 31, 2013 are as follows:

Years ending December 31 (dollars in millions)	Amount
2014	$14.2
2015	14.2
2016	14.2
2017	140.9
2018	8.4

Future minimum payments under non-cancelable operating leases relating mostly to office, manufacturing and warehouse facilities total $27.9 million and are due as follows:

Years ending December 31 (dollars in millions)	Amount
2014	$8.1
2015	5.2
2016	4.3
2017	3.2
2018	2.0
Thereafter	5.1

Rent expense, including payments under operating leases, was $20.7 million, $18.3 million and $16.1 million in 2013, 2012 and 2011, respectively.

Interest paid by the company including discontinued operations was $5.9 million, $9.4 million and $11.5 million in 2013, 2012 and 2011, respectively. The company capitalized interest expense of $0.8 million in 2013.

10. Stockholders’ Equity

The company’s authorized capital consists of three million shares of Preferred Stock $1 par value, 14 million shares of Class A Common Stock $5 par value, and 120 million shares of Common Stock $1 par value. The Common Stock has equal dividend rights with Class A Common Stock and is entitled, as a class, to elect one-third of the Board of Directors and has 1/10th vote per share on all other matters. Class A Common Stock is convertible to Common Stock on a one for one basis.

There were 85,792 shares during 2013, 1,191,706 shares during 2012 and 461,914 shares during 2011, of Class A Common Stock converted into Common Stock. Regular dividends paid on the A. O. Smith Corporation Class A Common Stock and Common Stock amounted to $0.46, $0.36 and $0.30 per share in 2013, 2012 and 2011, respectively.

On December 14, 2007, the company’s board of directors approved a stock repurchase program authorizing the purchase of up to 3,000,000 shares (split adjusted) of the company’s common stock, and in December 2010, the board of directors ratified that authorization. In July 2013, the board of directors approved an incremental 2,000,000 shares to the existing discretionary share repurchase program resulting in aggregate authority to repurchase up to 2,551,642 shares. Under the share repurchase program, the company’s common stock may be purchased through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchase will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorizations remain effective until terminated by the board of directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that the company may then have in effect. In 2013, the company purchased 1,771,066 shares at a total cost of $73.7 million. In 2012, the company purchased 852,980 shares at a total cost of $22.0 million. In 2011, the company purchased 1,223,178 shares at a total cost of $23.5 million.

At December 31, 2013, a total of 65,190 and 4,049,408 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock. At December 31, 2012, a total of 65,190 and 2,861,944 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

Accumulated other comprehensive loss is as follows:

December 31 (dollars in millions)	2013	2012
Cumulative foreign currency translation adjustments	$19.9	$19.5
Unrealized net gain on cash flow derivative instruments less related income tax provision of $0.6 in 2013 and $0.5 in 2012	1.0	0.7
Pension liability less related income tax benefit of $179.2 in 2013 and $217.9 in 2012	(280.0)	(340.7)

	$(259.1)	$(320.5)

10. Stockholders’ Equity (continued)

Changes to accumulated other comprehensive loss by component for the year ended December 31, 2013 are as follows:

	(dollars in millions)
	Cumulative Foreign Currency Translation		Unrealized Net Gain (Loss) on Cash Flow Derivatives	Pension Liability	Total
Balance at December 31, 2012	$19.5		$0.7	$(340.7)	$(320.5)
Other comprehensive earnings before reclassifications	0.4		1.8	35.5	37.7
Amounts reclassified from accumulated other comprehensive loss: (1)	—		(1.5)	25.2	23.7

Balance at December 31, 2013	$19.9		$1.0	$(280.0)	$(259.1)

(1) Amounts reclassified from accumulated other comprehensive loss:

Realized gains on derivatives reclassified to cost of products sold	(2.5)
Tax provision	1.0

Reclassification net of tax	$(1.5)

Amortization of pension items:
Actuarial losses	$41.7	(2)
Prior year service cost	(0.9	)(2)

	40.8
Tax benefit	(15.6)

Reclassification net of tax	$25.2

(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 12 - Pensions for additional details.

11. Stock Based Compensation

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. The plan was reapproved on April 16, 2012. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by shareholders in 2002. The number of shares available for granting of options or share units at December 31, 2013, was 2,754,331.

Total stock based compensation cost recognized in 2013, 2012 and 2011 was $10.5 million, $6.8 million and $5.7 million, respectively.

Stock options

The stock options granted in 2013, 2012 and 2011 have three year pro rata vesting from the dates of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2013, 2012 and 2011 expire ten years after date of grant. Stock option compensation recognized in 2013, 2012 and 2011 was $4.5 million, $3.2 million and $2.8 million, respectively. Included in the stock option expense recognized in 2013, 2012 and 2011 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

11. Stock Based Compensation (continued)

Changes in option shares, all of which are Common Stock, were as follows:

					(dollars in millions)
	Weighted-Avg.				Aggregate
	Per Share	Years Ended December 31			Intrinsic Value
	Exercise Price	2013	2012	2011
Outstanding at beginning of year	$16.72	1,530,734	2,843,734	3,246,202
Granted
2013—$34.96 to $52.93 per share		361,700
2012—$22.08 to $22.99 per share			382,000
2011—$21.56 to $22.06 per share				356,400
Exercised
2013—$8.20 to $22.99 per share		(446,746)			$6.0
2012—$8.21 to $21.56 per share			(1,686,834)		18.4
2011—$7.99 to $13.97 per share				(728,162)	7.7
Forfeited
2013—$22.99 to $34.92 per share		(5,065)
2012—$13.97 to $22.99 per share			(8,166)

2011—$9.50 to $21.56 per share				(30,706)

Outstanding at end of year
(2013—$8.20 to $38.94 per share)	22.37	1,440,623	1,530,734	2,843,734

Exercisable at end of year	16.04	740,919	819,312	1,979,866

The aggregate intrinsic value for the outstanding and exercisable options as of December 31, 2013 is $45.5 million and $28.1 million, respectively. The average remaining contractual life for outstanding and exercisable options is eight years and seven years, respectively.

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and exercisable at December 31, 2013:

					Weighted-
	Options	Weighted-	Options	Weighted-	Average
	Outstanding at	Average	Exercisable at	Average	Remaining
Range of	December 31,	Exercise	December 31,	Exercise	Contractual
Exercise Prices	2013	Price	2013	Price	Life
$8.20 to $11.88	275,400	$10.12	275,400	$10.12	6 years
$12.92 to $13.97	144,700	13.86	144,700	13.86	7 years
$21.56 to $38.94	1,020,523	26.88	320,819	22.12	9 years

	1,440,623		740,919

The weighted-average fair value per option at the date of grant during 2013, 2012 and 2011, using the Black-Scholes option-pricing model, was $12.57, $8.26 and $8.26, respectively. Assumptions were as follows:

	2013	2012	2011
Expected life (years)	6.1	6.2	6.4
Risk-free interest rate	2.0%	2.0%	3.6%
Dividend yield	1.1%	1.4%	1.3%
Expected volatility	38.4%	39.4%	38.4%

The expected life is based on historical exercise behavior and the projected exercises of unexercised stock options. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected dividend yield is based on the expected annual dividends divided by the grant date market value of the company’s common stock. The expected volatility is based on the historical volatility of the company’s common stock.

11. Stock Based Compensation (continued)

Restricted stock and share units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 144,696, 167,860 and 151,250 share units under the plan in 2013, 2012 and 2011, respectively. Compensation expense was recognized ratably over the vesting period.

The share units were valued at $5.0 million, $3.9 million and $3.3 million at the date of issuance in 2013, 2012 and 2011, respectively, and will be recognized as compensation expense ratably over the three-year vesting period. Compensation expense of $6.0 million, $3.6 million and $2.9 million was recognized in 2013, 2012 and 2011, respectively. Included in share based compensation is expense associated with the accelerated vesting of share unit awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

A summary of share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Outstanding at January 1, 2013	469,012	$19.37
Granted	144,696	34.87
Vested	(157,732)	13.97
Forfeited/cancelled	(9,940)	27.33

Outstanding at December 31, 2013	446,036	26.14

Total compensation expense for share units not yet recognized is $3.2 million at December 31, 2013. The weighted average period over which the expense is expected to be recognized is 17 months.

12. Pension and Other Post-retirement Benefits

The company provides retirement benefits for all U.S. employees including benefits for employees of previously owned businesses which were earned up to the date of sale. The company also has two foreign pension plans, neither of which is material to the company’s financial position.

The company has a defined contribution plan which matches 100 percent of the first one percent of contributions made by participating employees and matches 50 percent of the next five percent of employee contributions. The company also has defined contribution plans for certain hourly employees which provide for matching company contributions.

The company also has a defined benefit plan for salaried employees and its non-union hourly workforce. In 2009, the company announced U.S. employees hired after January 1, 2010, will not participate in the defined benefit plan, and benefit accruals for the majority of current salaried and hourly employees will stop at the end of 2014. This change resulted in a plan curtailment and reduced the plan’s liability by $12.3 million. No curtailment gain was recognized because the reduction in liability was offset by existing unrecognized losses. Beginning in 2015, an additional company contribution will be made to the defined contribution plan in lieu of participation in a defined benefit plan. The company also has defined benefit and contribution plans for certain union hourly employees.

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

	Pension Benefits		Post-retirement Benefits
Years ended December 31 (dollars in millions)	2013	2012	2013	2012
Accumulated Benefit Obligation (ABO) at December 31	$929.1	$978.7	N/A	N/A
Change in projected benefit obligations (PBO)
PBO at beginning of year	$(987.7)	$(906.5)	$(11.4)	$(12.7)
Service cost	(9.0)	(7.8)	(0.1)	(0.1)
Interest cost	(39.5)	(43.6)	(0.5)	(0.5)
Participant contributions	—	—	(0.3)	(0.3)
Actuarial gain (loss) including assumption changes	39.6	(90.3)	(0.3)	1.1
Benefits paid	59.6	60.5	1.7	1.1

PBO at end of year	$(937.0)	$(987.7)	$(10.9)	$(11.4)

Change in Fair Value of Plan Assets
Plan assets at beginning of year	$800.5	$768.6	$—	$—
Actual return on plan assets	80.8	91.2	—	—
Contribution by the company	0.6	1.2	1.4	0.8
Participant contributions	—	—	0.3	0.3
Benefits paid	(59.6)	(60.5)	(1.7)	(1.1)

Plan assets at end of year	$822.3	$800.5	$—	$—

Funded status	$(114.7)	$(187.2)	$(10.9)	$(11.4)
Amount recognized in the balance sheet
Current liabilities	$(7.1)	$—	$(0.9)	$(0.8)
Non-current liabilities	(107.6)	(187.2)	(10.0)	(10.6)

Net pension liability at end of year	$(114.7)*	$(187.2)*	$(10.9)	$(11.4)

Amounts recognized in Accumulated Other Comprehensive Loss Before Tax
Net actuarial loss (gain)	$467.1	$567.9	$(2.9)	$(3.5)
Prior service cost	(7.2)	(8.1)	—	—

Total recognized in accumulated other comprehensive loss	$459.9	$559.8	$(2.9)	$(3.5)

*	In addition, the company has recorded a liability for a foreign pension plan of $3.1 million and $2.9 million at December 31, 2013 and 2012, respectively, and an accumulated other comprehensive loss of $2.2 million and $2.3 million at December 31, 2013 and 2012, respectively.

12. Pension and Other Post-retirement Benefits (continued)

	Pension Benefits			Post-retirement Benefits
Years ended December 31 (dollars in millions)	2013	2012	2011	2013	2012	2011
Net periodic benefit cost
Service cost	$9.0	$7.8	$9.1	$0.1	$0.1	$0.2
Interest cost	39.5	43.6	44.2	0.5	0.5	0.7
Expected return on plan assets	(61.7)	(68.9)	(70.6)	—	—	—
Amortization of unrecognized:
Net actuarial loss	42.0	32.1	24.4	(0.3)	(0.4)	(0.4)
Prior service cost	(0.9)	(0.8)	(0.9)	—	—	—
Curtailment and other one-time charges	—	—	(1.3)	—	—	(2.1)

Defined-benefit plan cost	27.9	13.8	4.9	$0.3	$0.2	$(1.6)

Various U.S. defined contribution plans cost	5.4	5.0	5.6

	$33.3	$18.8	$10.5 *

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial (gain) loss	$(58.7)	$68.0	$109.3	$0.3	$(1.1)	$0.2
Amortization of net actuarial (loss) gain	(42.0)	(32.1)	(24.4)	0.3	0.4	0.4
Prior service cost	—	—	2.8
Amortization of prior service cost	0.9	0.8	0.9	—	—	(0.1)

Total recognized in other comprehensive loss	(99.8)	36.7	88.6	0.6	(0.7)	0.5

Total Recognized in Net Periodic (Benefit) Cost and Other Comprehensive Loss	$(71.9)	$50.5	$93.5	$0.9	$(0.5)	$(1.1)

The estimated net actuarial loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2014 are $35.4 million and $(1.0) million, respectively. The estimated net actuarial gain and prior year service cost for the post-retirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2013 are each less than $0.3 million. As permitted under ASC 715, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

The 2013 and 2012 after tax adjustments for additional minimum pension liability resulted in other comprehensive (gain) loss of $(60.7) million and $22.4 million, respectively.

*	Includes $1.6 million of defined benefit plan expense and $0.9 million of defined contribution plans expense that were included in earnings from discontinued operations for 2011.

12. Pension and Other Post-retirement Benefits (continued)

Assumptions

Actuarial assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2013	2012	2013	2012
Discount rate	4.85%	4.05%	4.70%	4.05%
Average salary increases	4.00%	4.00%	4.00%	4.00%

Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
Years ended December 31	2013	2012	2011	2013	2012	2011
Discount rate	4.05%	4.90%	5.35%	4.05%	4.90%	5.35%
Expected long-term return on plan assets	8.00%	8.50%	8.75%	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

In developing the expected long-term rate of return assumption, the company evaluated its pension plan’s target and actual asset allocation and expected long-term rates of return of equity and bond indices. The company also considered its pension plan’s historical ten-year and 25-year compounded annualized returns of 6.4 percent and 9.8 percent, respectively.

Assumed health care cost trend rates

Assumed health care cost trend rates as of December 31 are as follows:

	2013	2012
Health care cost trend rate assumed for next year	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2017

A one-percentage-point change in the assumed health care cost trend rates would not result in a material impact on the company’s consolidated financial statements.

Plan Assets

The company’s pension plan weighted asset allocations as of December 31 by asset category are as follows:

Asset Category	2013	2012
Equity securities	53%	62%
Debt securities	34	33
Private equity	5	4
Real estate	7	—
Other	1	1

	100%	100%

12. Pension and Other Post-retirement Benefits (continued)

The following tables present the fair value measurement of the company’s plan assets as of December 31, 2013 and 2012 (dollars in millions):

		December 31, 2013
Asset Category	Total	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non- observable Inputs (Level 3)
Short-term investments	$15.4	$1.4	$—	$14.0
Equity Securities
Common stocks	272.9	272.9	—	—
Commingled equity funds	147.5	—	147.5	—
Fixed Income Securities
U.S. Treasury securities	136.2	136.2	—	—
Other fixed income securities	75.3	—	75.0	0.3
Commingled fixed income funds	71.8	—	71.8	—
Other types of investments
Real estate funds	57.2	—	—	57.2
Private equity	37.7	—	—	37.7

Total fair value of plan asset investments	$814.0	$410.5	$294.3	$109.2

Non-investment plan assets	8.3

Total plan assets	$822.3

		December 31, 2012
Asset Category	Total	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non- observable Inputs (Level 3)
Short-term investments	$23.3	$—	$—	$23.3
Equity Securities
Common stocks	300.2	300.2	—	—
Commingled equity funds	178.3	—	178.3	—
Fixed Income Securities
U.S. Treasury securities	90.1	90.1	—	—
Government agency securities	3.2	—	3.2	—
Other fixed income securities	49.6	—	49.3	0.3
Commingled fixed income funds	120.6	—	120.6	—
Other types of investments
Private equity	34.4	—	—	34.4

Total fair value of plan asset investments	$799.7	$390.3	$351.4	$58.0

Non-investment plan assets	0.8

Total plan assets	$800.5

12. Pension and Other Post-retirement Benefits (continued)

The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2013 and 2012 (dollars in millions):

	Short Term Investments	Other Fixed Income Securities	Real Estate Funds	Private Equity	Total
Balance at December 31, 2011	$39.7	$0.2	$—	$34.7	$74.6
Actual return (loss) on plan assets:			—
Relating to assets still held at the reporting date	—	0.1	—	0.3	0.4
Relating to assets sold during the period	—	—	—	3.8	3.8
Purchases, sales and settlements	(16.4)	—	—	(4.4)	(20.8)

Balance at December 31, 2012	23.3	0.3	—	34.4	58.0
Actual return (loss) on plan assets:
Relating to assets still held at the reporting date	—	—	1.6	2.4	4.0
Relating to assets sold during the period	—	—	—	0.8	0.8
Purchases, sales and settlements	(9.3)	—	55.6	0.1	46.4

Balance at December 31, 2013	$14.0	$0.3	$57.2	$37.7	$109.2

The company’s investment policies employ an approach whereby a diversified blend of equity and bond investments is used to maximize the long–term return of plan assets for a prudent level of risk. Equity investments are diversified across domestic and non–domestic stocks, as well as growth, value, and small to large capitalizations. Bond investments include corporate and government issues, with short–, mid– and long–term maturities, with a focus on investment grade when purchased. The company’s target allocation to equity managers is between 50 to 55 percent with the remainder allocated primarily to bonds and a small allocation to real estate, private equity managers and cash. Investment and market risks are measured and monitored on an ongoing basis through regular investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

12. Pension and Other Post-retirement Benefits (continued)

The company’s actual asset allocations are in line with target allocations. The company regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.

There was no company stock included in plan assets at December 31, 2013.

Cash Flows

The company was not required to and did not make any contributions in 2013 and is not required to make a contribution in 2014.

Estimated Future Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years ending December 31 (dollars in millions)	Pension Benefits	Post-retirement Benefits
2014	$66.7	$0.9
2015	60.0	0.9
2016	61.2	0.9
2017	60.2	0.9
2018	66.2	0.8
2019 – 2023	306.7	3.7

13. Investment in Shares of RBC Common Stock

As discussed in Note 2, the company received approximately 2.83 million shares of RBC common stock as part of the proceeds of its sale of EPC to RBC. One half of the company’s shares of RBC common stock were classified as available for sale securities and were recorded at fair value with an unrealized after-tax gain of $1.2 million included in other comprehensive earnings as of December 31, 2011. The company entered into an equity collar contract for the remaining half of its shares of RBC common stock which were classified as trading securities. Those shares were also recorded at fair value. See Note 1 for further discussion regarding the equity collar. During 2012, the company sold all of its shares of RBC common stock for net proceeds of $187.6 million or an average price of $66.19 per share. Net pre-tax gains of $27.2 million were recorded in other income-net in the consolidated statement of earnings in 2012. The net pre-tax $27.2 million gain was comprised of $43.2 million of gains on the sale of the shares of RBC common stock, the recognition of a $1.9 million gain previously recognized in other comprehensive loss at December 31, 2011 and the write off of $17.9 million, the value of the collar at December 31, 2011. The $187.6 million of net proceeds received in 2012 were used to pay down debt.

14. Income Taxes

The components of the provision (benefit) for income taxes consisted of the following:

Years ended December 31 (dollars in millions)	2013	2012	2011
Current:
Federal	$53.9	$51.5	$(28.0)
State	9.6	7.2	(5.2)
International	19.1	17.0	4.9
Deferred:
Federal	(8.4)	(3.8)	63.3
State	(0.5)	4.6	11.9
International	(7.0)	(5.3)	3.4

	$66.7	$71.2	$50.3

14. Income Taxes (continued)

The provision for income taxes differs from the U.S. federal statutory rate due to the following items:

Years ended December 31	2013	2012	2011
Provision at U.S. federal statutory rate	35.0%	35.0%	35.0%
State income and franchise taxes, net of federal benefit	2.5	3.3	3.2
International income tax rate differential - China	(8.1)	(5.8)	(4.9)
International income tax rate differential - other	0.7	0.2	0.6
U.S. manufacturing credit	(1.9)	(2.1)	—
Research tax credits	(0.8)	—	(0.6)
State tax credits	—	—	(2.3)
Other	0.8	(0.2)	0.1

	28.2%	30.4%	31.1%

Components of earnings before income taxes were as follows:

Years ended December 31 (dollars in millions)	2013	2012	2011
U.S.	$151.9	$158.6	$117.8
International	84.5	75.2	43.7

	$236.4	$233.8	$161.5

Total income taxes paid by the company including discontinued operations amounted to $70.2 million, $103.0 million, and $117.2 million in 2013, 2012 and 2011, respectively.

Included in the 2011 gain on sale of EPC was an additional tax accrual due to the company’s assertion that certain foreign earnings derived from the sale of EPC were not considered permanently reinvested by the company. In the fourth quarter of 2012, the company recorded discontinued operations expense of $6.4 million representing the correction of an error primarily due to its calculation of taxes due upon repatriation of undistributed foreign earnings. The correction was not material to any previously reported financial period or to the year ended December 31, 2012 and as a result has been reported as the correction of an error in the year ended December 31, 2012.

As of December 31, 2013, the company has $53.1 million accrued for its estimate of the tax costs due upon repatriation of undistributed foreign earnings it considers to be not permanently reinvested. At December 31, 2013, the company had undistributed foreign earnings of $699.6 million, of which $428.6 million are considered permanently reinvested. No. U.S. income tax provision or foreign withholding tax provisions have been made on foreign earnings that remain permanently reinvested. Determination of the amount of unrecognized deferred tax liability on the undistributed earnings considered permanently reinvested is not practicable. In addition, no provision or benefit for U.S. income taxes has been made on foreign currency translation gains or losses. As of December 31, 2013, $487.6 million of cash and cash equivalents were held by our foreign subsidiaries.

The tax effects of temporary differences of assets and liabilities between income tax and financial reporting are as follows:

December 31 (dollars in millions)
	2013		2012
	Assets	Liabilities	Assets	Liabilities
Employee benefits	$66.8	$—	$90.2	$—
Product liability and warranties	64.5	—	57.3	—
Inventories	—	4.7	—	2.4
Accounts receivable	11.1	—	11.2	—
Property, plant and equipment	—	33.0	—	35.7
Intangibles	—	40.0	—	32.9
Environmental liabilities	3.2	—	3.2	—
Undistributed foreign earnings	—	56.4	—	65.1
Tax loss and credit carryovers	17.7	—	15.3	—
All other	2.4	—	1.5	—
Valuation allowance	(9.6)	—	(7.4)	—

	$156.1	$134.1	$171.3	$136.1

Net asset	$22.0		$35.2

14. Income Taxes (continued)

These deferred tax assets and liabilities are classified in the balance sheet as current or long-term based on the balance sheet classification of the related assets and liabilities as follows:

December 31 (dollars in millions)	2013	2012
Current deferred income tax assets	$40.1	$33.2
Long-term deferred income tax assets	2.9	8.3
Long-term deferred income tax liabilities	(21.0)	(6.3)

Net asset	$22.0	$35.2

A reconciliation of the beginning and ending amounts of tax loss carryovers, credit carryovers and valuation allowances is as follows:

December 31 (dollars in millions)
	Net Operating Losses and Tax Credits		Valuation Allowances
	2013	2012	2013	2012
Beginning balance	$15.3	$17.0	$7.4	$8.4
Additions	4.1	2.0	2.2	3.0
Reductions	(1.7)	(3.7)	—	(4.0)

Ending balance	$17.7	$15.3	$9.6	$7.4

The company has foreign net operating loss carryovers that expire in 2014 through 2020, a foreign tax credit carryover that expires in 2021, and state and local net operating loss carryovers that expire between 2014 and 2030.

A reconciliation of the beginning and ending amount of unrecognized benefits is as follows:

(Dollars in millions)	2013	2012
Balance at January 1	$1.3	$1.8
Reductions for tax positions of prior years	—	(0.5)

Balance at December 31	$1.3	$1.3

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.9 million. The company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2013 there was $0.2 million of interest and penalties accrued. It is anticipated there will be a $0.1 million decrease in the total amount of unrecognized tax benefits in the next 12 months. The company’s U.S. federal income tax returns for 2009-2013 are subject to audit. The company is subject to state and local income tax audits for tax years 2000-2013. The company is subject to non-U.S. income tax examinations for years 2006-2013.

15. Commitments and Contingencies

The company is a potentially responsible party in judicial and administrative proceedings seeking to clean up sites which have been environmentally impacted. In each case the company has established reserves, insurance proceeds and/or a potential recovery from third parties. The company believes any environmental claims will not have a material effect on its financial position or results of operations.

15. Commitments and Contingencies (continued)

The company is subject to various claims and pending lawsuits for product liability and other matters arising out of the conduct of the company’s business. With respect to product liability claims, the company has self-insured a portion of its product liability loss exposure for many years. The company has established reserves which it believes are adequate to cover incurred claims. For the years ended December 31, 2013 and 2012, the company had $125 million of product liability insurance for individual losses in excess of $7.5 million in 2013 and in excess of $5.0 million in 2012. The company periodically reevaluates its exposure on claims and lawsuits and makes adjustments to its reserves as appropriate. The company believes, based on current knowledge, consultation with counsel, adequate reserves and insurance coverage, that the outcome of such claims and lawsuits will not have a material adverse effect on the company’s financial position, results of operations or cash flows.

16. Operations by Segment

Prior to the sale of EPC, the company had identified two segments, Water Products Company and EPC. As a result of the sale of EPC and a change in management reporting, the company reconsidered its segment reporting in the fourth quarter of 2011 and determined that it is comprised of two reporting segments: North America and Rest of World. The Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential gas, gas tankless and electric water heaters and commercial water heating equipment. Both segments primarily serve their respective regions of the world. The North America segment also manufactures and markets specialty commercial water heating equipment, condensing and non-condensing boilers and water system tanks. The Rest of World segment also manufactures and markets water treatment products, primarily in Asia.

The accounting policies of the reportable segments are the same as those described in the “Summary of Significant Accounting Policies” outlined in Note 1. Operating earnings, defined by the company as earnings before interest, taxes, general corporate and corporate research and development expenses, were used to measure the performance of the segments.

	Net Sales			Earnings
Years ended December 31 (dollars in millions)	2013	2012	2011	2013	2012	2011
North America	$1,520.0	$1,430.8	$1,289.5	$211.9	$199.8	$154.0
Rest of World	668.0	542.5	455.6	88.0	59.6	42.7
Inter-segment	(34.2)	(34.0)	(34.6)	—	—	(0.2)

Total segments – sales, operating earnings	$2,153.8	$1,939.3	$1,710.5	$299.9	$259.4	$196.5

Corporate expenses				(57.8)	(16.4)	(25.7)
Interest expense				(5.7)	(9.2)	(9.3)

Earnings before income taxes				236.4	233.8	161.5
Provision for income taxes				(66.7)	(71.2)	(50.3)

Earnings from continuing operations				$169.7	$162.6	$111.2

In 2013, sales to the North America segment’s two largest customers were $310.3 million and $240.6 million which represented 14 percent and 11 percent of the company’s net sales, respectively. In 2012, sales to the North America segment’s two largest customers were $284.0 million and $194.8 million which represented 15 percent and ten percent of the company’s net sales, respectively. In 2011, sales to the North America segment’s two largest customers were $273.1 million and $194.7 million which represent 16 percent and 11 percent of the company’s net sales, respectively.

16. Operations by Segment (continued)

Assets, depreciation and capital expenditures by segment

	Total Assets (December 31)			Depreciation and Amortization (Years Ended December 31)			Capital Expenditures (Years Ended December 31)
(dollars in millions)	2013	2012	2011	2013	2012	2011	2013	2012	2011
North America	$1,298.6	$1,306.2	$1,319.2	$40.5	$39.3	$33.9	$38.0	$24.7	$31.6
Rest of World	525.2	420.2	342.4	16.8	14.3	12.4	59.0	40.3	20.5
Corporate	567.7	552.4	687.4	2.4	1.0	0.7	0.7	4.9	1.4

Total	$2,391.5	$2,278.8	$2,349.0	$59.7	$54.6	$47.0	$97.7	$69.9	$53.5

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

	Long-lived Assets (December 31)				Net Sales (Years Ended December 31)
(dollars in millions)	2013	2012	2011		2013	2012	2011
United States	$238.6	$219.1	$218.2	United States	$1,335.4	$1,241.0	$1,094.3
China	134.9	99.6	70.7	China	581.0	461.2	382.2
Canada	4.7	20.4	20.9	Canada	142.5	150.1	160.2
Other Foreign	46.4	35.9	32.0	Other Foreign	94.9	87.0	73.8

Total	$424.6	$375.0	$341.8	Total	$2,153.8	$1,939.3	$1,710.5

17. Quarterly Results of Operations (Unaudited)

(dollars in millions, except per share amounts)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2013	2012	2013	2012	2013	2012	2013	2012
Net sales	$509.6	$468.6	$549.1	$484.2	$536.2	$462.3	$558.9	$524.2
Gross profit	179.3	149.1	198.0	160.5	196.6	156.8	199.9	185.6
Earnings (loss)
Continuing operations	39.0	47.5	42.1	35.0	46.2	37.0	42.4	43.1
Discontinued operations	—	—	—	—	—	—	—	(3.9)

Net earnings	$39.0	$47.5	$42.1	$35.0	$46.2	$37.0	$42.4	$39.2

Basic earnings (loss) per share
Continuing operations	$0.42	$0.51	$0.45	$0.38	$0.50	$0.40	$0.46	$0.47
Discontinued operations	—	—	—	—	—	—	—	(0.05)

Net	$0.42	$0.51	$0.45	$0.38	$0.50	$0.40	$0.46	$0.42

Diluted earnings (loss) per share
Continuing operations	$0.42	$0.51	$0.45	$0.38	$0.50	$0.40	$0.46	$0.46
Discontinued operations	—	—	—	—	—	—	—	(0.04)

Net	$0.42	$0.51	$0.45	$0.38	$0.50	$0.40	$0.46	$0.42

Common dividends declared	$0.10	$0.08	$0.12	$0.08	$0.12	$0.10	$0.12	$0.10

Net earnings per share are computed separately for each period, and therefore, the sum of such quarterly per share amounts may differ from the total for the year.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as of the end of the period covered by this report. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period our disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act, and that information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this evaluation, our management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2013 as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has not been any change in the company’s internal control over financial reporting during the year ended December 31, 2013 that has materially affected, or is reasonable likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

A. O. Smith Corporation

We have audited A. O. Smith Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). A. O. Smith Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, A. O. Smith Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of A. O. Smith Corporation as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 20, 2014 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 20, 2014

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the headings “Election of Directors” and “Board Committees” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference. The information required regarding Executive Officers of the company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

We have a separately designated Audit Committee on which Gene C. Wulf, Gloster B. Current, Jr., Mark D. Smith and Idelle K. Wolf serve, with Mr. Wulf, as Chairperson. All members are independent under applicable SEC and New York Stock Exchange rules; the Board of Directors of the company has concluded that Ms. Wolf and Mr. Wulf are “audit committee financial experts” in accordance with SEC rules.

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

The information included under the heading “Compliance with Section 16(a) of the Securities Exchange Act” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information included under the headings “Executive Compensation,” “Director Compensation,” “Report of the Personnel and Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in the company’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the headings “Principal Stockholders” and “Security Ownership of Directors and Management” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,040,703	(1)	$22.37	(2)	2,754,331	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	2,040,703		$22.37		2,754,331

(1)	Consists of 1,440,623 shares subject to stock options, 446,036 shares subject to employee share units and 154,044 shares subject to director share units.
(2)	Represents the weighted average exercise price of outstanding options and does not take into account outstanding share units.
(3)	Represents securities remaining available for issuance under the A. O. Smith Combined Incentive Compensation Plan. If any awards lapse, expire, terminate or are cancelled without issuance of shares, or shares are forfeited under any award, then such shares will become available for issuance under the A. O. Smith Combined Incentive Compensation Plan, hereby increasing the number of securities remaining available.

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information included under the headings “Director Independence and Financial Literacy”, “Compensation Committee Interlocks and Insider Participation” and “Procedure for Review of Related Party Transactions” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information included under the heading “Report of the Audit Committee” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) required by this Item 14 is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements of the Company

2.	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts	69

Schedules not included have been omitted because they are not applicable.

3.	Exhibits - see the Index to Exhibits on pages 67 - 68 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K are listed as Exhibits 10(a) through 10(m) in the Index to Exhibits.

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

A. O. SMITH CORPORATION

Date: February 20, 2014	By:	/s/ Paul W. Jones
Paul W. Jones
Executive Chairman of
the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 20, 2014 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Signature
PAUL W. JONES	/s/ Paul W. Jones
Executive Chairman of the Board of Directors	Paul W. Jones

AJITA G. RAJENDRA	/s/ Ajita G. Rajendra
Director	Ajita G. Rajendra
President and Chief Executive Officer

JOHN J. KITA	/s/ John J. Kita
Executive Vice President and Chief Financial Officer	John J. Kita

DANIEL L. KEMPKEN	/s/ Daniel L. Kempken
Vice President and Controller	Daniel L. Kempken

RONALD D. BROWN	/s/ Ronald D. Brown
Director	Ronald D. Brown

GLOSTER B. CURRENT, Jr.	/s/ Gloster B. Current, Jr.
Director	Gloster B. Current, Jr.

WILLIAM P. GREUBEL	/s/ William P. Greubel
Director	William P. Greubel

MATHIAS F. SANDOVAL	/s/ Mathias F. Sandoval
Director	Mathias F. Sandoval

BRUCE M. SMITH	/s/ Bruce M. Smith
Director	Bruce M. Smith

MARK D. SMITH	/s/ Mark D. Smith
Director	Mark D. Smith

IDELLE K. WOLF	/s/ Idelle K. Wolf
Director	Idelle K. Wolf

GENE C. WULF	/s/ Gene C. Wulf
Director	Gene C. Wulf

INDEX TO EXHIBITS

Exhibit Number	Description
(3)(i)		Amended and Restated Certificate of Incorporation of A. O. Smith Corporation as amended through April 15, 2013.

(3)(ii)		By-laws of A. O. Smith Corporation as amended April 11, 2006, incorporated by reference to Exhibit 3 to the quarterly report on Form 10-Q for the quarter ended June 30, 2006.

(4)	(a)	Amended and Restated Certificate of Incorporation of A. O. Smith Corporation as amended through April 15, 2013, filed as Exhibit (3)(i) herewith.

	(b)	Amended and Restated Credit Agreement, dated as of December 12, 2012, among A. O. Smith Corporation, A. O Smith Enterprises Ltd., A. O. Smith International Holdings B.V., and the financial institutions and agents party thereto, incorporated by reference to the current report on Form 8-K dated December 12, 2012.

	(c)	The corporation has instruments that define the rights of holders of long-term debt that are not being filed with this Registration Statement in reliance upon Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of these instruments.

(10)	Material Contracts

	(a)	A. O. Smith Combined Incentive Compensation Plan, incorporated by reference as Exhibit A to the Proxy Statement filed on March 5, 2012 for the 2012 Annual Meeting of Stockholders.

	(b)	A. O. Smith Corporation Executive Life Insurance Plan, as amended January 1, 2009, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(c)	A. O. Smith Nonqualified Deferred Compensation Plan, adopted December 1, 2008, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(d)	A. O. Smith Corporation Executive Supplemental Pension Plan, as amended January 1, 2009, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(e)	A. O. Smith Corporation Executive Incentive Compensation Award Agreement, incorporated by reference to the Form S-8 Registration Statement filed by the corporation on July 30, 2007 (Reg. No. 333-144950).

	(f)	Offer Letter to Paul W. Jones, dated December 9, 2003, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2007.

	(g)	Offer Letter to Ajita G. Rajendra, dated September 20, 2004, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2007.

INDEX TO EXHIBITS (continued)

Exhibit Number	Description
	(h)	Amendment to Offer Letter to Ajita G. Rajendra Dated February 25, 2009, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(i)	Summary of Directors’ Compensation incorporated by reference to the quarterly report on Form 10-Q for the quarter ended June 30, 2012.

	(j)	A. O. Smith Corporation Senior Leadership Severance Plan, incorporated by Reference to the quarterly report for Form 10-Q for the quarter ended June 30, 2009.

	(k)	Form of A. O. Smith Corporation Special Retention Award Agreement, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended March 31, 2011.

	(l)	Stockholder Agreement dated as of December 9, 2008, between A. O. Smith Corporation and each Smith Investment Company stockholder who becomes a signatory thereto, incorporated by reference to the current report on Form 8-K dated December 9, 2008.

(21)		Subsidiaries.

(23)		Consent of Independent Registered Public Accounting Firm.

(31.1)		Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 20, 2014.

(31.2)		Certification by the Executive Vice-President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 20, 2014.

(32.1)		Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32.2)		Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(101)		The following materials from A. O. Smith Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) the Consolidated Statement of Earnings for the three years ended December 31, 2013, (iii) the Consolidated Statement of Comprehensive Earnings for the three years ended December 31, 2013, (iv) the Consolidated Statement of Cash Flows for the three years ended December 31, 2013, (v) the Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2013 and (vi) the Notes to Consolidated Financial Statements.

A. O. SMITH CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in millions)

Years ended December 31, 2013, 2012 and 2011

Description	Balance at Beginning of Year	Charged to Costs and Expenses[1]	Acquisition of Businesses	Deductions[2]	Balance at End of Year
2013:
Valuation allowance for trade and notes receivable	$4.2	$0.2	$—	$(1.6)	$2.8
Valuation allowance for deferred tax assets	7.4	2.2	—	—	9.6
2012:
Valuation allowance for trade and notes receivable	$3.4	$1.6	$—	$(0.8)	$4.2
Valuation allowance for deferred tax assets	8.4	3.0	—	(4.0)	7.4
2011:
Valuation allowance for trade and notes receivable	$3.5	$0.8	$0.3	$(1.2)	$3.4
Valuation allowance for deferred tax assets	1.9	6.6	—	(0.1)	8.4

[1]	Provision based upon estimated collection.
[2]	Uncollectible amounts/expenditures or adjustments charged against the reserve.