Form 10-Q
period 2014-03-31
SMITH A O CORP
filed 2014-05-05
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

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

Class A Common Stock Outstanding as of April 30, 2014 — 13,167,192 shares

Common Stock Outstanding as of April 30, 2014 — 77,439,970 shares

Index

A. O. Smith Corporation

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net sales	$552.2	$509.6
Cost of products sold	356.3	330.3

Gross profit	195.9	179.3
Selling, general and administrative expenses	130.9	120.0
Restructuring, impairment and settlement expenses—net	—	1.7
Interest expense	1.4	1.5
Other income	(1.3)	(1.0)

Earnings before provision for income taxes	64.9	57.1
Provision for income taxes	18.2	18.1

Net Earnings	$46.7	$39.0

Net Earnings Per Share of Common Stock	$0.51	$0.42

Diluted Net Earnings Per Share of Common Stock	$0.51	$0.42

Dividends Per Share of Common Stock	$0.15	$0.10

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(dollars in millions)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net earnings	$46.7	$39.0
Other comprehensive (loss) earnings
Foreign currency translation adjustments	(10.4)	(1.5)
Unrealized net gain on cash flow derivative instruments, less related income tax provision of $(0.5) in 2014 and $(0.4) in 2013	0.9	0.7
Adjustment to pension liability, less related income tax provision of $(3.3) in 2014 and $(3.9) in 2013	5.3	6.3

Comprehensive Earnings	$42.5	$44.5

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	(unaudited) March 31, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$369.8	$380.7
Marketable securities	102.7	105.3
Receivables	455.6	458.7
Inventories	197.4	193.4
Deferred income taxes	40.0	40.1
Other current assets	32.7	27.4

Total Current Assets	1,198.2	1,205.6
Property, plant and equipment	777.5	758.7
Less accumulated depreciation	375.2	367.4

Net property, plant and equipment	402.3	391.3
Goodwill	431.5	433.5
Other intangibles	320.4	324.8
Other assets	28.8	36.3

Total Assets	$2,381.2	$2,391.5

Liabilities
Current Liabilities
Trade payables	$341.4	$387.1
Accrued payroll and benefits	43.1	61.7
Accrued liabilities	91.8	81.2
Product warranties	46.2	46.7
Long-term debt due within one year	14.0	14.2

Total Current Liabilities	536.5	590.9
Long-term debt	213.0	177.7
Pension liabilities	108.6	110.7
Other liabilities	179.7	183.5

Total Liabilities	1,037.8	1,062.8
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 13,232,412 and 13,288,516	66.2	66.4
Common Stock, $1 par value: authorized 120,000,000 shares; issued 82,121,384 and 82,065,280	82.1	82.1
Capital in excess of par value	593.9	589.7
Retained earnings	1,015.2	982.2
Accumulated other comprehensive loss	(263.3)	(259.1)
Treasury stock at cost	(150.7)	(132.6)

Total Stockholders’ Equity	1,343.4	1,328.7

Total Liabilities and Stockholders’ Equity	$2,381.2	$2,391.5

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net earnings	$46.7	$39.0
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	14.8	14.1
Pension expense	6.6	6.9
Loss on disposal of assets	0.4	—
Net changes in operating assets and liabilities, net of acquisition:
Current assets and liabilities	(56.7)	(28.9)
Noncurrent assets and liabilities	0.5	3.0

Cash Provided by Operating Activities—continuing operations	12.3	34.1
Cash Used in Operating Activities—discontinued operations	(0.5)	(0.8)

Cash Provided by Operating Activities	11.8	33.3
Investing Activities
Capital expenditures	(25.3)	(18.4)
Acquisition of business	—	(3.6)
Investment in marketable securities	(33.7)	(31.7)
Net proceeds from sale of marketable securities	33.6	83.0

Cash (Used in) Provided by Investing Activities	(25.4)	29.3
Financing Activities
Long-term debt incurred (retired)	36.2	(15.5)
Common stock repurchases	(21.3)	(3.5)
Net proceeds from stock option activity	1.6	5.8
Dividends paid	(13.8)	(9.4)

Cash Provided by (Used in) Financing Activities	2.7	(22.6)

Net (decrease) increase in cash and cash equivalents	(10.9)	40.0
Cash and cash equivalents—beginning of period	380.7	266.9

Cash and Cash Equivalents—End of Period	$369.8	$306.9

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K filed with the SEC on February 20, 2014.

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

On February 14, 2013, the company acquired 100 percent of the shares of MiM Isitma Sogutma Havalandirma ve Aritma Sistemleri San. Tic. A.S. (MiM), a privately-held Turkish water treatment company. The addition of MiM expanded the company’s product offerings and gave the company access to the Eastern Europe and Black Sea region water treatment markets. MiM is included in the Rest of World segment.

The company paid an aggregate cash purchase price of $3.6 million, net of cash received of $1.9 million in the first quarter of 2013 for MiM. In addition the company assumed debt of $1.7 million and recorded contingent consideration of $1.1 million, the fair value of the contingent payment due to the former owners of MiM if certain targets are met for growth in sales, gross profits and operating profits through 2017.

The fair value of the purchase price resulted in an allocation to acquired intangible assets totaling $4.3 million of which $2.4 million was assigned to customer lists which are being amortized over ten years.

MiM’s results of operations have been included in the company’s financial statements from February 14, 2013, the date of acquisition. Revenues and pre-tax results associated with MiM included in results of operations in the three months ended March 31, 2013 were not material to the company’s net sales or pre-tax earnings.

3.	Restructuring, Impairment and Settlement Expenses – Net

In the first quarter of 2013, the company announced a move of manufacturing operations from its Fergus, Ontario facility to other North American facilities and recognized $12.7 million of restructuring and impairment expenses, comprised of $5.2 million of severance costs and impairment charges related to long-lived assets totaling $7.5 million, and a corresponding $3.2 million tax benefit related to the charges. The majority of the consolidation of operations occurred in the second quarter of 2013.

On March 11, 2013, the company entered into a settlement agreement with a former supplier regarding previous overcharges and warranty costs. The terms of the settlement agreement resulted in an $11.0 million cash payment to the company, a pre-tax gain of $11.0 million and $4.2 million of income tax expense.

The following table presents an analysis of the company’s restructuring, impairment and settlement reserve as of and for three months ended March 31, 2014:

(dollars in millions)
	Inventory Obsolescence	Severance Costs	Equipment Relocation	Total
Balance at December 31, 2013	$1.7	$1.5	$0.4	$3.6
Cash payments/disposals	(0.4)	(0.5)	(0.2)	(1.1)

Balance at March 31, 2014	$1.3	$1.0	$0.2	$2.5

4.	Inventories

(dollars in millions)
	March 31, 2014	December 31, 2013
Finished products	$96.7	$88.8
Work in process	12.6	12.3
Raw materials	109.4	113.6

Inventories, at FIFO cost	218.7	214.7
LIFO reserve	(21.3)	(21.3)

Net inventory	$197.4	$193.4

5.	Long-Term Debt

The company has a $400 million multi-currency revolving credit agreement with a group of eight banks, which expires on December 12, 2017. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowings under bank credit lines and commercial paper borrowings are supported by the $400 million revolving credit agreement. As a result of the long-term nature of this facility, the company’s commercial paper and credit line borrowings are classified as long-term debt at March 31, 2014.

6.	Product Warranties

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. The following table presents the company’s warranty liability activity.

(dollars in millions)
	2014	2013
Balance at January 1	$136.6	$129.6
Expense	16.6	15.0
Claims settled	(17.3)	(15.7)

Balance at March 31	$135.9	$128.9

7.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended March 31,
	2014	2013
Denominator for basic earnings per share - weighted average shares	91,230,882	92,551,062
Effect of dilutive stock options, restricted stock and share units	735,113	633,828

Denominator for diluted earnings per share	91,965,995	93,184,890

8.	Stock Based Compensation

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. The plan was reapproved on April 16, 2012. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options or share units at March 31, 2014 was 2,340,137. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.

Total stock based compensation expense recognized in the three months ended March 31, 2014 and 2013 was $5.8 million and $4.0 million, respectively.

Stock Options

The stock options granted in the three months ended March 31, 2014 and 2013, have three year pro-rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2014 and 2013 expire ten years after date of grant. The company’s stock options are expensed ratably over the three year vesting period, however included in stock option expense for the three months ended March 31, 2014 and 2013 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Stock based compensation cost attributable to stock options in the three months ended March 31, 2014 and 2013 was $2.8 million and $1.8 million, respectively.

8.	Stock Based Compensation (continued)

Changes in option awards, all of which relate to Common Stock, were as follows for the three months ended March 31, 2014:

	Weighted-Avg. Per Share Exercise Price	Number of Options	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2014	$22.37	1,440,623
Granted	46.49	297,900
Exercised	26.33	(6,268)

Outstanding at March 31, 2014	26.50	1,732,255	8 years	$30.1

Exercisable at March 31, 2014	$19.33	1,065,749	7 years	$27.2

The weighted-average fair value per option at the date of grant during the three months ended March 31, 2014 and 2013 using the Black-Scholes option-pricing model was $16.55 and $12.45, respectively. Assumptions were as follows:

	Three Months Ended March 31,
	2014	2013
Expected life (years)	6.0	6.1
Risk-free interest rate	2.7%	2.0%
Dividend yield	1.1%	1.1%
Expected volatility	36.6%	38.4%

The expected life is based on historical exercise behavior and the projected exercises of unexercised stock options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected dividend yield is based on the expected annual dividends divided by the grant date market value of the company’s common stock. The expected volatility is based on the historical volatility of the company’s common stock.

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 110,310 and 141,200 share units under the plan in the three months ended March 31, 2014 and 2013, respectively. The share units were valued at $5.1 million and $4.9 million at the date of issuance in 2014 and 2013, respectively, based on the company’s stock price at the date of grant. The company’s share units are recognized as compensation expense ratably over the three-year vesting period, however included in share unit expense in the three months ended March 31, 2014 and 2013 is expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period. Share based compensation expense attributable to share units of $3.0 million and $2.2 million was recognized in the three months ended March 31, 2014 and 2013, respectively.

8.	Stock Based Compensation (continued)

A summary of share unit activity under the plan is as follows for the three months ended March 31, 2014:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2014	446,036	$26.14
Granted	110,310	46.48
Vested	(144,476)	21.63

Issued and unvested at March 31, 2014	411,870	33.23

9.	Pensions

The following table presents the components of the company’s net pension expense.

(dollars in millions)
	Three Months Ended March 31,
	2014	2013
Service cost	$2.1	$2.3
Interest cost	11.0	9.8
Expected return on plan assets	(15.0)	(15.4)
Amortization of unrecognized loss	8.8	10.4
Amortization of prior service cost	(0.3)	(0.2)

Defined benefit plan expense	$6.6	$6.9

The company did not make a contribution to its U.S. pension plan in 2013 and does not anticipate making a contribution in 2014.

10.	Operations by Segment

The company is comprised of two reporting segments: North America and Rest of World. Both segments manufacture and market comprehensive lines of residential and commercial gas, gas tankless and electric water heaters. Both segments primarily manufacture and market in their respective regions of the world. The Rest of World segment is primarily comprised of China, Europe and India. The North America segment also manufactures and globally markets specialty commercial water heating equipment, condensing and non-condensing boilers and water system tanks. The Rest of World segment also manufactures and markets water treatment products, primarily in Asia.

10.	Operations by Segment (continued)

(dollars in millions)
	Three Months Ended March 31,
	2014	2013
Net sales
North America	$388.5	$378.7
Rest of World	172.8	138.3
Inter-segment sales	(9.1)	(7.4)

	$552.2	$509.6

Operating earnings
North America (1) (3) (4)	$55.3	$54.1
Rest of World	25.1	18.2

	80.4	72.3
Corporate expenses (2)	(14.1)	(13.7)
Interest expense	(1.4)	(1.5)

Earnings before income taxes	64.9	57.1
Provision for income taxes	18.2	18.1

Net earnings	$46.7	$39.0

(1) Includes non-operating pension costs of:	$(3.8)	$(3.6)
(2) Includes non-operating pension costs of:	(1.0)	(1.2)
(3) Includes restructuring and impairment expenses of:	—	(12.7)
(4) Includes settlement income of:	—	11.0

11.	Fair Value Measurements

ASC 820, Fair Value Measurements, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on the market approach which are prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	March 31, 2014	December 31, 2013
Quoted prices in active markets for identical assets (Level 1)	$105.9	$107.0
Significant other observable inputs (Level 2)	(0.1)	—

Total assets measured at fair value	$105.8	$107.0

There were no changes in our valuation techniques used to measure fair values on a recurring basis during the three months ended March 31, 2014.

12.	Derivative Instruments

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

Foreign Currency Forward Contracts

The company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases, sales and certain intercompany transactions in the normal course of business. Currencies for which the company utilizes foreign currency forward contracts include the British pound, Canadian dollar, Euro and Mexican peso.

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

The majority of the amounts in accumulated other comprehensive loss for cash flow hedges is expected to be reclassified into earnings within one year and all of the hedges will be reclassified into earnings no later than December 31, 2015.

12.	Derivative Instruments (continued)

The following table summarizes, by currency, the contractual amounts of the company’s foreign currency forward contracts.

(dollars in millions)
	March 31,
	2014		2013
	Buy	Sell	Buy	Sell
British pound	$—	$1.3	$—	$1.7
Canadian dollar	—	54.5	—	27.5
Euro	7.0	1.2	17.2	1.5
Mexican peso	11.5	—	16.6	—

Total	$18.5	$57.0	$33.8	$30.7

Commodity Futures Contracts

In addition to entering into supply arrangements in the normal course of business, the company also entered into futures contracts to fix the cost of certain raw material purchases, principally copper and aluminum, with the objective of minimizing changes in cost due to market price fluctuations. The hedging strategy for achieving this objective is to purchase commodities futures contracts on the open market of the London Metals Exchange (LME) or over the counter contracts based on the LME.

The minimal after-tax loss of the effective portion of the contracts as of March 31, 2014 was recorded in accumulated other comprehensive loss and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The effective portion of the contracts will be reclassified within one year. Commodity hedges outstanding at March 31, 2014 involve a total of approximately 1.2 million pounds of copper.

The impact of derivative contracts on the company’s financial statements is as follows:

Fair value of derivatives designated as hedging instruments under ASC 815:

(dollars in millions)
	Balance Sheet Location	March 31, 2014	December 31, 2013
Foreign currency contracts	Other current assets	$3.4	$1.9
	Accrued liabilities	(0.3)	(0.2)

Total derivatives designated as hedging instruments		$3.1	$1.7

12.	Derivative Instruments (continued)

The effect of derivatives instruments on the Consolidated Statement of Earnings:

Three Months Ended March 31 (dollars in millions):
Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into earnings (effective portion)		Location of gain (loss) recognized in earnings on derivative (ineffective portion)	Amount of gain (loss) recognized in earnings on a derivative (ineffective portion)
	2014	2013		2014	2013		2014	2013
Foreign currency contracts	$2.6	$1.8	Cost of products sold	$1.0	$0.6	N/A	$—	$—
Commodities contracts	(0.2)	(0.1)	Cost of products sold	—	—	Cost of products sold	—	—

	$2.4	$1.7		$1.0	$0.6		$—	$—

13.	Income Taxes

The effective income tax rate for the three months ended March 31, 2014 was 28.0 percent compared to 31.7 percent for the first three months of 2013. The company estimates that its annual effective income tax rate for the full year of 2014 will be between 28.0 and 29.0 percent. The full year effective income tax rate in 2013 was 28.2 percent.

As of March 31, 2014, the company had $1.3 million of unrecognized tax benefits of which $0.9 million would affect its effective income tax rate if recognized. The company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The company’s U.S. federal income tax returns for 2009—2013 are subject to audit. The company is subject to state and local income tax audits for tax years 2000—2013. The company is subject to non-U.S. income tax examinations for years 2006—2013.

14.	Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)
	Three Months Ended March 31,
	2014		2013
Cumulative Foreign Currency Translation
Balance at beginning of period	$19.9		$19.5
Other comprehensive loss before reclassifications	(10.4)		(1.5)

Balance at end of period	9.5		18.0

Unrealized Net Gain on Cash Flow Derivatives
Balance at beginning of period	1.0		0.7
Other comprehensive earnings before reclassifications	1.5		1.1
Realized gains on derivatives reclassified to cost of products sold (net of tax provision of $0.4 and $0.2 in 2014 and 2013, respectively)	(0.6)		(0.4)

Balance at end of period	1.9		1.4

Pension Liability
Balance at beginning of period	(280.0)		(340.7)
Amounts reclassified from accumulated other comprehensive loss: (1)	5.3		6.3

Balance at end of period	(274.7)		(334.4)

Accumulated other comprehensive loss, end of period	$(263.3)		$(315.0)

(1) Amortization of pension items:

Actuarial losses	$8.9	(2)	$10.4	(2)
Prior year service cost	(0.3	)(2)	(0.2	)(2)

	8.6		10.2
Tax benefit	(3.3)		(3.9)

Reclassification net of tax	$5.3		$6.3

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 – Pensions for additional details

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

Sales in our North America segment grew approximately three percent in the first quarter of 2014 as a result of the recovery in the U.S. construction market which positively impacted our residential and commercial water heater volumes. As a result, we expect the residential water heater industry’s unit shipments to grow approximately four percent in 2014. We expect the commercial water heater industry’s annual growth in units shipped to be approximately three percent. Driven by a transition in the boiler industry from non-condensing boilers to condensing boilers, we expect sales of Lochinvar branded products to grow approximately ten percent in 2014.

Sales in our Rest of World segment grew approximately 25 percent in the first quarter of 2014, primarily as a result of 25 percent growth in sales in China. We expect sales in China to grow at a rate of approximately two times the growth in China’s gross domestic product (GDP) as consumer demand for water heaters and water treatment products, market acceptance of our newer, higher-value water heater products and distribution expansion contribute to our growth.

RESULTS OF OPERATIONS

FIRST THREE MONTHS OF 2014 COMPARED TO 2013

Sales for the first quarter of 2014 were $552.2 million or approximately eight percent higher than sales of $509.6 million in the first quarter of 2013 primarily due to higher sales in China. Sales in China grew approximately 25 percent in the first quarter of 2014 compared to the first quarter of 2013.

First quarter gross profit margin of 35.5 percent in 2014 was essentially flat compared to 35.2 percent in 2013. The favorable impact from higher volumes in China and in the U.S. in the first quarter of 2014 was offset by the impacts of higher steel prices in North America and lower volumes in Canada. In addition, in 2013 the company ceased manufacturing in Canada and a weaker Canadian dollar in 2014 impacted our gross profit margins on purchases from the U.S.

Selling, general and administrative (SG&A) expenses for the first quarter of 2014 were $130.9 million or $10.9 million higher than the first quarter of 2013. The increase in SG&A expenses in 2014 was primarily due to higher selling and advertising costs in support of increased volumes in China.

On March 28, 2013, our board of directors approved a plan to transfer residential water heater production from our Fergus, Ontario plant to our other North American facilities. The majority of our production was consolidated in the second quarter of 2013. As a result of the capacity reduction, we incurred pre-tax restructuring and impairment expenses of $12.7 million in the first quarter of 2013 related to employee severance costs and impairment of long-lived assets.

In addition, included in operating earnings in the first quarter of 2013 is a pre-tax gain of $11.0 million from a settlement with a former supplier regarding previous overcharges and warranty costs.

Interest expense in the first quarter of 2014 was $1.4 million compared to $1.5 million in the same period last year.

Other income was $1.3 million in the first quarter of 2014, up from $1.0 million in the same period last year.

Our pension costs and credits are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. We consider current market conditions including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 7.75 percent in 2014 compared to 8.00 percent in 2013. The discount rate used to determine net periodic pension costs increased from 4.05 percent in 2013 to 4.85 percent in 2014. Pension expense for the first quarter of 2014 was $6.6 million or $0.3 million lower than the first quarter of 2013. Our pension costs are reflected in cost of products sold and SG&A expense.

Our effective income tax rate for the first quarter of 2014 was 28.0 percent compared to 31.7 percent in the same period last year. Our adjusted effective income tax rate for the first quarter of 2014 was 28.8 percent compared to an adjusted effective income tax rate of 29.7 percent in the same period last year. Included in our effective income tax rate in 2013 was an income tax benefit related to restructuring and impairment expenses which were taxed at a relatively lower income tax rate and an income tax expense associated with a settlement gain with a former supplier which was taxed at a relatively higher income tax rate. Both of these items were excluded from our adjusted effective income tax rate in 2013.

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

North America

Sales for the North America segment were $388.5 million in the first quarter of 2014 or $9.8 million higher than sales of $378.7 million in the first quarter of 2013. Higher sales of residential and commercial water heaters in the U.S. were partially offset by lower sales in Canada and the impact of a weaker Canadian dollar.

North America operating earnings were $55.3 million in the first quarter of 2014 which were slightly higher than operating earnings of $54.1 million in the same period of 2013. Adjusted segment operating earnings were $59.1 million in the first quarter of 2014 compared to $59.4 million in the first quarter of 2013. The operating margin in the first quarter of 2014 of 14.2 percent was essentially equal to the operating margin of 14.3 percent in the same period last year. The adjusted operating margin in the first quarter of 2014 of 15.2 percent was lower than the adjusted operating margin of 15.7 percent in the same period last year. The lower adjusted operating earnings in 2014 were caused by higher steel prices and lower sales volumes in Canada and a weaker Canadian dollar which impacted purchases from the U.S. These items more than offset higher sales volumes in the U.S. and savings associated with rationalization of our manufacturing footprint.

Adjusted segment operating earnings exclude non-operating pension costs in both periods presented. Adjusted segment operating earnings in the first quarter of 2013 also exclude the $12.7 million pre-tax restructuring and impairment expenses associated with the transfer of production from Fergus, Ontario and the $11.0 million pre-tax gain on the settlement with a former supplier.

Rest of World

Sales for the Rest of World segment were $172.8 million in the first quarter of 2014 or $34.5 million higher than sales of $138.3 million in the first quarter of 2013. The increase in sales was due to an approximately 25 percent increase in sales of water heaters and water treatment products in China and we believe included a change in inventory levels at our customers which favorably impacted sales by approximately $10 million quarter over quarter.

Operating earnings for the Rest of World segment were $25.1 million in the first quarter of 2014 or 38 percent higher than $18.2 million in the first quarter of 2013. The improved earnings in the first quarter of 2014 were due to higher sales and an improved mix of products in China, which were partially offset by sales-related increases in selling and advertising costs and higher operating expenses resulting from the opening of a second water heater plant in China in late 2013. The 2014 first quarter operating margin of 14.4 percent was higher than our operating margin of 13.1 percent in the same period last year primarily due to improvements in the profitability associated with the water treatment products in China.

Outlook

The company believes residential construction appears to be improving modestly in the U.S. Any increase in housing construction should complement our strong replacement water heater business. As a result of escalating costs on various components including, among other things, steel, packaging and freight, we announced a mid-single digit percentage price increase in North America which will be effective May 1, 2014. This is our first price increase in almost two years. Our international business, especially China, has continued to grow as a result of consumer demand for products with more robust features and benefits. Our investment in product development continues to play a key role in our success in China. As a result of an improvement in our full year expectations from China and strength in the U.S. water heater industry we decided to increase our EPS guidance for 2014. We believe A. O. Smith Corporation will achieve full-year GAAP earnings of between $2.06 and $2.21 per share and full-year adjusted earnings of between $2.20 and $2.35 per share, neither of which includes the potential impact from future acquisitions.

Liquidity & Capital Resources

Working capital of $661.7 million at March 31, 2014 was $47.0 million higher than at December 31, 2013. Lower accounts payable balances in China account for the majority of the increase. As of March 31, 2014, all of the $472.5 million of cash, cash equivalents and marketable securities was held by our foreign subsidiaries. We would incur a cost to repatriate these funds to the U.S. and have accrued $56.4 million for the repatriation of a portion of these funds.

Cash provided by continuing operating activities in the first quarter of 2014 was $12.3 million compared with $34.1 million during the same period last year. The reduced operating cash flows were primarily related to larger working capital requirements, which were partially offset by higher earnings. For the full year 2014, we expect total cash provided by continuing operating activities to be $240 to $250 million.

Capital expenditures totaled $25.3 million in the first quarter of 2014, compared with $18.4 million spent in the year ago period. We are projecting 2014 capital expenditures to be $75 to $85 million, including approximately $20 million to support our enterprise resource planning software implementation. Full year depreciation and amortization is expected to be approximately $65 million.

In December 2012, we completed a $400 million multi-currency credit facility with a group of eight banks which expires in December 2017. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of March 31, 2014.

The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt. At March 31, 2014, we had available borrowing capacity of $164.7 million under this facility. We believe the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt increased $35.1 million from $191.9 million at December 31, 2013 to $227.0 million at March 31, 2014. Our leverage, as measured by the ratio of total debt to total capitalization, was 14.5 percent at the end of the first quarter in 2014, compared with 12.6 percent at the end of last year.

Our pension plan continues to meet all funding requirements under ERISA regulations. We do not expect to make contributions to the plan in 2014.

In July 2013, our board of directors approved a stock repurchase program authorizing the purchase of 2,000,000 shares of our common stock. During the first quarter 2014, we repurchased 445,792 shares at a total cost of $21.3 million. A total of approximately 707,000 shares remained of the existing repurchase authority at March 31, 2014. On April 7, 2014 our board of directors approved adding an additional 1,500,000 shares of common stock to the existing discretionary share repurchase authority. Depending on factors such as stock price, working capital requirements and alternative investment opportunities, we expect to repurchase a significant portion of the authorized shares in 2014.

On April 7, 2014, our board of directors declared a regular cash dividend of $.15 per share on our common stock and Class A common stock. The dividend is payable on May 15, 2014 to shareholders of record on April 30, 2014.

Non-GAAP Financial Information

We provide non-GAAP measures (adjusted earnings, adjusted earnings per share (EPS) and adjusted segment operating earnings) that exclude certain items as well as non-operating pension costs consisting of interest cost, expected returns on assets, amortization of actuarial gains (losses) and curtailments.

We believe that the measures of adjusted earnings, adjusted EPS and adjusted segment operating earnings provide useful information to investors about our operating performance and allow management and our investors to compare our performance period over period.

A. O. SMITH CORPORATION

Adjusted Earnings and Adjusted EPS

(dollars in millions, except per share data)

(unaudited)

The following is a reconciliation of net earnings and diluted EPS to adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP):

	Three Months Ended March 31,
	2014	2013
Net Earnings (GAAP)	$46.7	$39.0
Non-operating pension costs, before tax	4.8	4.8
Tax effect of non-operating pension costs	(1.8)	(1.8)
Restructuring and impairment expenses, before tax	—	12.7
Tax effect of restructuring and impairment expenses	—	(3.2)
Settlement income, before tax	—	(11.0)
Tax effect of settlement income	—	4.2

Adjusted Earnings	$49.7	$44.7

Diluted EPS (GAAP)	$0.51	$0.42
Non-operating pension costs per diluted share, before tax	0.05	0.05
Tax effect of non-operating pension costs per diluted share	(0.02)	(0.02)
Restructuring and impairment expenses per diluted share, before tax	—	0.14
Tax effect of restructuring and impairment expenses per diluted share	—	(0.04)
Settlement income per diluted share, before tax	—	(0.12)
Tax effect of settlement income per diluted share	—	0.05

Adjusted EPS	$0.54	$0.48

A. O. SMITH CORPORATION

Adjusted Segment Operating Earnings

(dollars in millions)

(unaudited)

The following is a reconciliation of reported segment operating earnings to adjusted segment operating earnings (non-GAAP):

	Three Months Ended March 31,
	2014	2013
Segment Operating Earnings (GAAP)
North America	$55.3	$54.1
Rest of World	25.1	18.2

Total Segment Operating Earnings (GAAP)	$80.4	$72.3

Adjustments
North America	$3.8	$5.3
Rest of World	—	—

Total Adjustments	$3.8	$5.3

Adjusted Segment Operating Earnings
North America	$59.1	$59.4
Rest of World	25.1	18.2

Total Adjusted Segment Operating Earnings	$84.2	$77.6

Additional information:

	Three Months Ended March 31,
	2014	2013
Adjustments: North America Segment
Non-operating pension costs	$3.8	$3.6
Restructuring and impairment expenses	—	12.7
Settlement income	—	(11.0)

Total North America Segment Adjustments	$3.8	$5.3

A. O. SMITH CORPORATION

Adjusted 2013 EPS and Adjusted 2014 Guidance

(unaudited)

The following is a reconciliation of diluted EPS to adjusted EPS (non-GAAP):

	2014 Guidance	2013
Diluted EPS (GAAP)	$2.06 - 2.21	$1.83
Non-operating pension costs per diluted share, net of tax	0.14	0.13
Restructuring and impairment expenses per diluted share, net of tax	—	0.17
Settlement income per diluted share, net of tax	—	(0.07)

Adjusted EPS	$2.20 - 2.35	$2.06

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S. which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2013. We believe that at March 31, 2014, there has been no material change to this information.

Recent Accounting Pronouncements

None.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2013, we are exposed to various types of market risks, including currency and certain commodity risks. Our quantitative and qualitative disclosures about market risk have not materially changed since that report was filed. We monitor our currency and commodity risks on a continuous basis and generally enter into forward and futures contracts to minimize these exposures. The majority of the contracts are for periods of less than one year. Our company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. All statements regarding our 2014 outlook are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: uncertain costs, savings and timeframes associated with the implementation of the new enterprises resources planning system; potential weakening in the high efficiency boiler industry in the U.S.; the ability to execute our acquisition strategy; significant volatility in raw material prices; competitive pressures on the company’s businesses; inability to implement pricing actions; instability in the company’s replacement markets; strength or duration of any recoveries in U.S. residential or commercial construction; a further slowdown in the growth of the Chinese economy; foreign currency fluctuations; and adverse general economic conditions and capital market deterioration.

Forward-looking statements included in this filing are made only as of the date of this filing, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 15 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 8, 2013, our board of directors approved a stock repurchase program authorizing the purchase of 2,000,000 shares of our common stock. On April 7, 2014, our board of directors approved adding 1,500,000 shares of common stock to the existing discretionary share repurchase authority. Under the share repurchase program, the company’s common stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchase will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our board of directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In the first quarter of 2014, we repurchased 445,792 shares at an average price of $47.75 per share and at a total cost of $21.3 million. As of March 31, 2014, there were 706,984 shares remaining on the repurchase authorization that existed at that time.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1 – January 31, 2014	—	$—	—	1,152,776
February 1 – February 28, 2014	114,650	48.60	114,650	1,038,126
March 1 – March 31, 2014	331,142	47.46	331,142	706,984

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Refer to the Exhibit Index on page 26 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

May 5, 2014	/s/ Daniel L. Kempken
Daniel L. Kempken
Vice President and Controller

/s/ John J. Kita
John J. Kita
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2014 and 2013, (ii) the Condensed Consolidated Statement of Comprehensive Earnings for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2014, and December 31, 2013 (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013 (v) the Notes to Condensed Consolidated Financial Statements