Form 10-Q
period 2014-06-30
SMITH A O CORP
filed 2014-08-05
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

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

Class A Common Stock Outstanding as of July 31, 2014 — 13,166,522 shares

Common Stock Outstanding as of July 31, 2014 — 76,865,850 shares

Index

A. O. Smith Corporation

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net sales	$595.4	$549.1	$1,147.6	$1,058.7
Cost of products sold	379.2	351.1	735.5	681.4

Gross profit	216.2	198.0	412.1	377.3
Selling, general and administrative expenses	137.4	131.6	268.3	251.6
Restructuring, impairment and settlement expenses, net	—	4.2	—	5.9
Interest expense	1.4	1.6	2.8	3.1
Other income	(1.2)	(0.7)	(2.5)	(1.7)

	78.6	61.3	143.5	118.4
Provision for income taxes	21.3	19.2	39.5	37.3

Net Earnings	$57.3	$42.1	$104.0	$81.1

Net Earnings Per Share of Common Stock	$0.63	$0.45	$1.15	$0.88

Diluted Net Earnings Per Share of Common Stock	$0.63	$0.45	$1.14	$0.87

Dividends Per Share of Common Stock	$0.15	$0.12	$0.30	$0.22

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(dollars in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net earnings	$57.3	$42.1	$104.0	$81.1
Other comprehensive earnings (loss)
Foreign currency translation adjustments	2.7	(4.1)	(7.7)	(5.6)
Unrealized net loss on cash flow derivative instruments, less related income tax benefit of $0.9 and $0.4 in 2014, $0.5 and $0.1 in 2013	(1.5)	(0.9)	(0.6)	(0.2)
Adjustment to pension liability gain, less related income tax provision of $(2.0) and $(6.6) in 2014 and $(0.8) and $(4.7) in 2013	3.2	1.3	8.5	7.6

Comprehensive Earnings	$61.7	$38.4	$104.2	$82.9

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions, except share data)

	(unaudited) June 30, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$393.7	$380.7
Marketable securities	102.9	105.3
Receivables	457.0	458.7
Inventories	206.8	193.4
Deferred income taxes	40.6	40.1
Other current assets	32.9	27.4

Total Current Assets	1,233.9	1,205.6

Property, plant and equipment	789.1	758.7
Less accumulated depreciation	372.6	367.4

Net property, plant and equipment	416.5	391.3
Goodwill	433.3	433.5
Other intangibles	317.6	324.8
Other assets	29.4	36.3

Total Assets	$2,430.7	$2,391.5

Liabilities
Current Liabilities
Trade payables	$356.9	$387.1
Accrued payroll and benefits	52.4	61.7
Accrued liabilities	80.5	81.2
Product warranties	46.0	46.7
Long-term debt due within one year	14.2	14.2

Total Current Liabilities	550.0	590.9

Long-term debt	236.2	177.7
Pension liabilities	109.8	110.7
Other liabilities	178.0	183.5

Total Liabilities	1,074.0	1,062.8

Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 13,231,930 and 13,232,412	66.2	66.4
Common Stock, $1 par value: authorized 120,000,000 shares; issued 82,121,866 and 82,065,280	82.1	82.1
Capital in excess of par value	597.2	589.7
Retained earnings	1,058.8	982.2
Accumulated other comprehensive loss	(258.9)	(259.1)
Treasury stock at cost	(188.7)	(132.6)

Total Stockholders’ Equity	1,356.7	1,328.7

Total Liabilities and Stockholders’ Equity	$2,430.7	$2,391.5

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net earnings	$104.0	$81.1
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	29.6	28.0
Pension expense	13.2	14.0
Loss on disposal of assets	0.4	0.2
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	(55.1)	(13.8)
Noncurrent assets and liabilities	(1.2)	(3.1)

Cash Provided by Operating Activities - continuing operations	90.9	106.4
Cash Used in Operating Activities - discontinued operations	(1.1)	(1.4)

Cash Provided by Operating Activities	89.8	105.0

Investing Activities
Capital expenditures	(50.8)	(38.2)
Acquisition of business	—	(4.0)
Investments in marketable securities	(110.3)	(59.3)
Net proceeds from sale of securities	110.4	157.7

Cash (Used in) Provided by Investing Activities	(50.7)	56.2

Financing Activities
Long-term debt incurred (retired)	58.5	(34.4)
Common stock repurchases	(60.8)	(14.0)
Net proceeds from stock option activity	3.6	6.9
Dividends paid	(27.4)	(20.5)

Cash Used in Financing Activities	(26.1)	(62.0)

Net increase in cash and cash equivalents	13.0	99.2
Cash and cash equivalents - beginning of period	380.7	266.9

Cash and Cash Equivalents - End of Period	$393.7	$366.1

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K filed with the SEC on February 20, 2014.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Codification (ASC) 606-10, Revenue from Contracts with Customers (issued under Accounting Standards Update No. 2014-09).

ASC 606-10 will replace all existing revenue recognition guidance when effective. ASC 606-10 is effective for the year beginning January 1, 2017. The standard allows for either full retrospective adoption or modified retrospective adoption. The company is in the process of determining whether the adoption of ASC 606-10 will have an impact on the company’s consolidated financial condition, results of operations or cash flows.

2.	Acquisition

On February 14, 2013, the company acquired 100 percent of the shares of MiM Isitma Sogutma Havalandirma ve Aritma Sistemleri San. Tic. A.S. (MiM), a privately-held Turkish water treatment company. The addition of MiM expanded the company’s product offerings and gave the company access to Eastern Europe and Black Sea region water treatment markets. MiM is included in the Rest of World segment.

The company paid an aggregate cash purchase price of $4.0 million, net of cash received of $1.9 million. In addition the company assumed debt of $1.7 million and recorded contingent consideration of $1.1 million, the fair value of the contingent payment due to the former owners of MiM if certain targets are met for growth in sales, gross profits and operating profits through 2017.

2.	Acquisition (continued)

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

3.	Restructuring, Impairment and Settlement Expenses - Net

In the first quarter of 2013, the company announced a move of manufacturing operations from its Fergus, Ontario facility to other North American facilities. During the three months ended June 30, 2013, the company recognized $4.2 million of pre-tax restructuring and impairment expenses, comprised of $2.6 million of severance costs and $1.6 million of inventory obsolescence expenses, as well as a corresponding $1.1 million tax benefit related to the charge. For the six months ended June 30, 2013, the company recognized $16.9 million of pre-tax restructuring and impairment expenses, comprised of $7.8 million of severance costs, $1.6 million of inventory obsolescence expenses and impairment charges related to long-lived assets totaling $7.5 million, as well as a corresponding $4.3 million tax benefit related to the charge. The majority of the consolidation of operations occurred in the second quarter of 2013.

In the first quarter of 2013, the company entered into a settlement agreement with a former supplier of a North American subsidiary regarding previous overcharges and warranty costs. The terms of the settlement agreement resulted in an $11.0 million cash payment to the company, a pre-tax gain of $11.0 million and a related $4.3 million income tax expense.

The following table presents an analysis of the company’s restructuring and impairment reserves:

(dollars in millions)
	Inventory Obsolescence	Severance Costs	Equipment Relocation Costs	Total
Balance at December 31, 2013	$1.7	$1.5	$0.4	$3.6
Cash payments/disposals	(0.4)	(0.5)	(0.2)	(1.1)

Balance at March 31, 2014	$1.3	$1.0	$0.2	$2.5

Reserve adjustments	(0.4)	0.4	—	—
Cash payments/disposals	(0.4)	(0.2)	(0.2)	(0.8)

Balance at June 30, 2014	$0.5	$1.2	$—	$1.7

4.	Inventories

The following table presents the components of the company’s inventory balances:

(dollars in millions)
	June 30, 2014	December 31, 2013
Finished products	$102.7	$88.8
Work in process	13.7	12.3
Raw materials	111.7	113.6

	228.1	214.7
LIFO reserve	(21.3)	(21.3)

	$206.8	$193.4

5.	Long-Term Debt

The company has a $400 million multi-currency revolving credit agreement with eight banks, which expires on December 12, 2017. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowings under bank credit lines and commercial paper borrowings are supported by the $400 million revolving credit agreement. As a result of the long-term nature of this facility, the company’s commercial paper and credit line borrowings are classified as long-term debt at June 30, 2014.

6.	Product Warranties

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. The following table presents the company’s warranty liability activity.

(dollars in millions)
	2014	2013
Balance at January 1,	$136.6	$129.6
Expense	16.6	15.0
Claims settled	(17.3)	(15.7)

Balance at March 31,	$135.9	$128.9

Expense	15.7	16.7
Claims settled	(15.2)	(15.8)

Balance at June 30,	$136.4	$129.8

7.	Earnings Per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Denominator for basic earnings per share – weighted average shares	90,509,155	92,655,557	90,868,025	92,603,598

Effect of dilutive stock options and share units	647,158	576,351	690,957	605,088

Denominator for diluted earnings per share	91,156,313	93,231,908	91,558,982	93,208,686

8.	Stock Based Compensation

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. Stockholders reapproved the plan on April 16, 2012. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options, restricted stock or share units under the plan at June 30, 2014 was 2,317,722. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.

Total stock based compensation cost recognized in the three months ended June 30, 2014 and 2013 was $2.0 million and $2.4 million, respectively. Total stock based compensation cost recognized in the six months ended June 30, 2014 and 2013 was $7.8 million and $6.4 million, respectively.

Stock Options

The stock options granted in the six months ended June 30, 2014 and 2013 have three year pro-rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2014 and 2013 expire ten years after date of grant. Options are expensed ratably over the three-year vesting period; however included in the stock option expense for the three and six months ended June 30, 2014 and 2013 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Stock based compensation cost attributable to stock options in the three months ended June 30, 2014 and 2013 was $0.9 million and $1.1 million, respectively. Stock based compensation expense attributable to stock options in the six months ended June 30, 2014 and 2013 was $3.7 million and $2.9 million, respectively.

8.	Stock Based Compensation (continued)

Changes in option awards, all of which relate to Common Stock, were as follows for the six months ended June 30, 2014:

	Weighted- Average Per Share Exercise Price	Six Months Ended June 30, 2014	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)

Outstanding at January 1, 2014	$22.37	1,440,623

Granted	46.49	297,900

Exercised	13.99	(91,269)

Outstanding at June 30, 2014	27.19	1,647,254	8 years	$31.8

Exercisable at June 30, 2014	$19.94	992,670	7 years	$27.7

The weighted-average fair value per option at the date of grant during the six months ended June 30, 2014 and 2013 using the Black-Scholes option-pricing model was $16.55 and $12.45, respectively. Assumptions were as follows:

	Six Months Ended June 30,
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

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 110,310 and 141,700 share units under the plan in the six months ended June 30, 2014 and 2013, respectively. The share units were valued at $5.1 million and $4.9 million at the dates of issuance in 2014 and 2013, respectively, based on the company’s stock price at the dates of grant. The company’s share units are recognized as compensation expense ratably over the three-year vesting period; however included in share unit expense in the three and six months ended June 30, 2014 and 2013 is expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period. Share based compensation expense attributable to share units of $1.1 million and $1.3 million was recognized in the three months ended June 30, 2014 and 2013, respectively. Share based compensation expense attributable to share units of $4.1 million and $3.5 million was recognized in the six months ended June 30, 2014 and 2013, respectively.

8.	Stock Based Compensation (continued)

A summary of share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value

Issued and unvested at January 1, 2014	446,036	$26.14

Granted	110,310	46.48

Vested	(144,476)	21.63

Issued and unvested at June 30, 2014	441,870	$33.23

9.	Pensions

The following table presents the components of the company’s net pension expense:

(dollars in millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$1.8	$2.2	$3.9	$4.5
Interest cost	11.4	9.9	22.4	19.7
Expected return on plan assets	(15.2)	(15.4)	(30.2)	(30.8)
Amortization of unrecognized loss	8.8	10.6	17.6	21.0
Amortization of prior service cost	(0.2)	(0.2)	(0.5)	(0.4)

Defined benefit plan expense	$6.6	$7.1	$13.2	$14.0

The company did not make a contribution to its U.S. pension plan in 2013 and is not required to make a contribution in 2014.

10.	Operations by Segment

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

10.	Operations by Segment (continued)

The company’s operations by segment are as follows:

(dollars in millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales
North America	$410.1	$389.0	$798.6	$767.7
Rest of World	193.6	169.5	366.4	307.8
Inter-segment sales	(8.3)	(9.4)	(17.4)	(16.8)

	$595.4	$549.1	$1,147.6	$1,058.7

Operating earnings
North America (1) (3) (4)	$63.2	$55.0	$118.5	$109.1
Rest of World	29.3	22.4	54.4	40.7

	92.5	77.4	172.9	149.8

Corporate expense (2)	(12.5)	(14.5)	(26.6)	(28.3)
Interest expense	(1.4)	(1.6)	(2.8)	(3.1)

Earnings before income taxes	78.6	61.3	143.5	118.4
Provision for income taxes	21.3	19.2	39.5	37.3

Net earnings	$57.3	$42.1	$104.0	$81.1

(1) Includes non-operating pension costs of:	$(3.9)	$(3.6)	$(7.7)	$(7.1)
(2) Includes non-operating pension costs of:	(1.1)	(1.2)	(2.1)	(2.4)
(3) Includes restructuring and impairment expenses of:	—	(4.2)	—	(16.9)
(4) Includes settlement income of:	—	—	—	11.0

11.	Fair Value Measurements

ASC 820, Fair Value Measures and Disclosures, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Assets and liabilities measured at fair value are based on the market approach which are prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

11.	Fair Value Measurements (continued)

Assets and liabilities measured at fair value on a recurring basis are as follows:

(dollars in millions)
Fair Value Measurement Using	June 30, 2014	December 31, 2013
Quoted prices in active markets for identical assets (Level 1)	$103.6	$107.0

There were no changes in the company’s valuation techniques used to measure fair values on a recurring basis during the six months ended June 30, 2014.

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

Foreign Currency Forward Contracts

The company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases, sales and certain intercompany transactions in the normal course of business. Currencies for which the company utilizes foreign currency forward contracts include the British pound, Canadian dollar, Chinese renminbi, Euro, Indian rupee and Mexican peso.

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

12.	Derivative Instruments (continued)

The majority of the amounts in accumulated other comprehensive loss for cash flow hedges is expected to be reclassified into earnings within one year and all of the hedges will be reclassified into earnings no later than December 31, 2015.

The following table summarizes, by currency, the contractual amounts of the company’s foreign currency forward contracts:

(dollars in millions)
	June 30,
	2014		2013
	Buy	Sell	Buy	Sell
British pound	$—	$0.9	$—	$1.1
Canadian dollar	—	56.7	—	17.7
Chinese renminbi	—	—	1.7	—
Euro	7.1	0.8	11.6	1.0
Indian rupee	—	—	7.0	—
Mexican peso	11.5	—	16.4	—

Total	$18.6	$58.4	$36.7	$19.8

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

The minimal after-tax gain on the effective portion of the contracts as of June 30, 2014 was recorded in accumulated other comprehensive loss, and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The effective portion of the contracts will be reclassified within one year. Commodity hedges outstanding at June 30, 2014 involve a total of approximately 0.8 million pounds of copper.

The impact of derivative contracts on the company’s financial statements is as follows:

Fair value of derivatives designated as hedging instruments under:

(dollars in millions)
	Balance Sheet Location	June 30, 2014	December 31, 2013
Foreign currency contracts	Other current assets	$1.0	$1.9
	Accrued liabilities	(0.3)	(0.2)

Total derivatives designated as hedging instruments		$0.7	$1.7

12.	Derivative Instruments (continued)

The effect of derivatives designated as hedging instruments on the Statement of Earnings is as follows:

Three Months Ended June 30 (dollars in millions):
Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into earnings (effective portion)		Location of gain (loss) recognized in earnings on derivative (ineffective portion)	Amount of gain (loss) recognized in earnings on a derivative (ineffective portion)
	2014	2013		2014	2013		2014	2013

Foreign currency contracts	$(1.9)	(0.4)	Cost of products sold	0.7	0.9	N/A	—	—
Commodities contracts	0.3	$(0.1)	Cost of products sold	$0.1	$(0.1)	Cost of products sold	$—	$—

	$(1.6)	$(0.5)		$0.8	$0.8		$—	$—

Six Months Ended June 30 (dollars in millions):
Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into earnings (effective portion)		Location of gain (loss) recognized in earnings on derivative (ineffective portion)	Amount of gain (loss) recognized in earnings on a derivative (ineffective portion)
	2014	2013		2014	2013		2014	2013

Foreign currency contracts	0.8	1.4	Cost of products sold	1.8	1.5	N/A	—	—
Commodities contracts	$—	$(0.2)	Cost of products sold	$—	$(0.1)	Cost of products sold	$—	$—

	$0.8	$1.2		$1.8	$1.4		$—	$—

13.	Income Taxes

The effective tax rate for the three and six months ended June 30, 2014 was 27.1 percent and 27.5 percent, respectively. The company estimates that its annual effective tax rate for the full year of 2014 will be between 27.0 and 28.0 percent. The full year effective tax rate in 2013 was 28.2 percent.

As of June 30, 2014, the company had $1.3 million of unrecognized tax benefits of which $0.9 million would affect its effective tax rate if recognized. The company recognizes potential interest and penalties related to unrecognized tax benefits as a component of tax expense.

The U.S. federal tax returns for 2009 - 2013 are subject to audit. The company is subject to state and local audits for tax years 2000 - 2013. The company is also subject to non-U.S. income tax examinations for years 2006 - 2013.

14.	Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)
	Three Months Ended June 30,
	2014		2013
Cumulative Foreign Currency Translation
Balance at beginning of period	$9.5		$18.0
Other comprehensive gain (loss) before reclassifications	2.7		(4.1)

Balance at end of period	12.2		13.9

Unrealized Net Gain on Cash Flow Derivatives
Balance at beginning of period	1.9		1.4
Other comprehensive loss before reclassifications	(1.1)		(0.4)
Realized gains on derivatives reclassified to cost of products sold (net of tax provision of $0.3 and $0.3 in 2014 and 2013, respectively)	(0.4)		(0.5)

Balance at end of period	0.4		0.5

Pension Liability
Balance at beginning of period	(274.7)		(334.4)
Other comprehensive loss before reclassifications	(2.1)		(5.0)
Amounts reclassified from accumulated other comprehensive loss: (1)	5.3		6.3

Balance at end of period	(271.5)		(333.1)

Accumulated other comprehensive loss, end of period	$(258.9)		$(318.7)

(1) Amortization of pension items:
Actuarial losses	$8.7	(2)	$10.4	(2)
Prior year service cost	(0.2	)(2)	(0.2	)(2)

	8.5		10.2
Tax benefit	(3.2)		(3.9)

Reclassification net of tax	$5.3		$6.3

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 - Pensions for additional details

14.	Changes in Accumulated Other Comprehensive Loss by Component (continued)

Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)
	Six Months Ended June 30,
	2014		2013
Cumulative Foreign Currency Translation
Balance at beginning of period	$19.9		$19.5
Other comprehensive loss before reclassifications	(7.7)		(5.6)

Balance at end of period	12.2		13.9

Unrealized Net Gain on Cash Flow Derivatives
Balance at beginning of period	1.0		0.7
Other comprehensive earnings before reclassifications	0.5		0.7
Realized gains on derivatives reclassified to cost of products sold (net of tax provision of $0.7 and $0.5 in 2014 and 2013, respectively)	(1.1)		(0.9)

Balance at end of period	0.4		0.5

Pension Liability
Balance at beginning of period	(280.0)		(340.7)
Other comprehensive loss before reclassifications	(2.1)		(5.0)
Amounts reclassified from accumulated other comprehensive loss: (1)	10.6		12.6

Balance at end of period	(271.5)		(333.1)

Accumulated other comprehensive loss, end of period	$(258.9)		$(318.7)

(1) Amortization of pension items:
Actuarial losses	$17.6	(2)	$21.0	(2)
Prior year service cost	(0.5	)(2)	(0.4	)(2)

	17.1		20.6
Tax benefit	(6.5)		(8.0)

Reclassification net of tax	$10.6		$12.6

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 - Pensions for additional details

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

Sales in the North America segment grew approximately five percent in the second quarter of 2014 due to higher sales of U.S. water heaters and Lochinvar branded products. As a result of new home construction and expansion of the replacement market, we expect the residential water heater industry’s unit shipments to grow approximately four percent in 2014. We expect the commercial water heater industry’s growth in units shipped to be approximately three percent in 2014. Driven by a continued transition in the boiler industry from non-condensing boilers to condensing boilers, we expect sales of Lochinvar branded products to grow approximately ten percent in 2014.

Sales in the Rest of World segment grew approximately 14 percent in the second quarter of 2014, primarily as a result of a 17 percent growth in sales in China. We expect sales in China to grow at least at a rate of approximately two times the growth in China’s gross domestic product (GDP) as consumer demand for water heaters and water treatment products and distribution expansion contribute to our growth.

RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST SIX MONTHS OF 2014 COMPARED TO 2013

Sales for the second quarter of 2014 were $595.4 million or approximately eight percent higher than sales of $549.1 million in the second quarter of 2013. Sales in the first half of 2014 increased to $1,147.6 million from $1,058.7 million in the same period last year. The increase in sales in both the second quarter and first half of the year is primarily due to higher sales in China. Sales in China grew 17 percent and 21 percent in the second quarter and first half of 2014, respectively, as compared to the same periods of 2013. The second quarter of 2014 also benefitted from higher sales of water heaters in the U.S. and Lochinvar branded products.

Gross profit margin in the second quarter of 2014 of 36.3 percent was almost equal to the gross profit margin of 36.1 percent in the second quarter of 2013. Our gross profit margin in the first half of 2014 increased slightly to 35.9 percent from 35.6 percent in the first half of 2013.

Selling, general and administrative (SG&A) expenses in the second quarter and first half of 2014 increased by $5.8 million and $16.7 million, respectively, as compared to the same periods last year. The increase in SG&A expenses in both periods in 2014 was primarily due to higher selling and advertising costs in support of increased volumes in China.

On March 28, 2013, our board of directors approved a plan to transfer residential water heater production from our Fergus, Ontario plant to our other North American facilities. The majority of our production was consolidated in the second quarter of 2013. As a result of the capacity reduction, we incurred pre-tax restructuring and impairment expenses of $4.2 million and $16.9 million in the second quarter and first half of 2013, respectively, related to employee severance costs and impairment of assets.

In addition, included in operating earnings in the first half of 2013 is a pre-tax gain of $11.0 million from a first quarter settlement with a former supplier related to previous overcharges and warranty costs.

Interest expense in the second quarter of 2014 was $1.4 million compared to $1.6 million in the same period last year. Interest expense in the first half of 2014 was $2.8 million compared to $3.1 million in the same period last year.

Other income was $1.2 million in the second quarter of 2014, up from $0.7 million in the same period last year. Other income in the first half of 2014 was $2.5 million, up from $1.7 million in the first half of 2013. The increase in other income in the second quarter and first half of 2014 was partially due to increased interest income as compared to the same periods last year. The second quarter and first half of 2013 were also negatively impacted by devaluation of the Indian rupee.

Our effective tax rates for the second quarter and first half of 2014 were 27.1 percent and 27.5 percent, respectively. Our effective tax rates for the second quarter and first half of 2013 were 31.3 percent and 31.5 percent, respectively. The lower effective tax rates in both periods of 2014 were primarily due to earnings mix where a higher percentage of our pre-tax earnings was earned in jurisdictions with relatively lower tax rates as compared to the same periods in the prior year. The 2014 effective tax rates were also impacted by a one-time tax benefit associated with a revised domestic manufacturers’ deduction from a prior year resulting in an increased income tax benefit on an amended prior year tax return filed in the second quarter of 2014.

Our pension costs and credits are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. We consider current market conditions including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 7.75 percent in 2014 compared to 8.00 percent in 2013. The discount rate used to determine net periodic pension costs increased from 4.05 percent in 2013 to 4.85 percent in 2014. Pension expense for the first half of 2014 was $13.2 million compared to $14.0 million in the first half of 2013. Total pension expense for 2014 is expected to be $28.6 million. Our pension costs are reflected in cost of products sold and SG&A expense.

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

North America

Sales in the North America segment were $410.1 million in the second quarter of 2014 or $21.1 million higher than sales of $389.0 million in the second quarter of 2013. Sales for the first half of 2014 were $798.6 million or $30.9 million higher than sales of $767.7 million in the same period last year. The increased sales in the second quarter and first six months of 2014 were primarily due to higher sales of commercial and residential water heaters in the U.S., as well as higher sales of Lochinvar branded products.

North America operating earnings were $63.2 million in the second quarter of 2014 or approximately 15 percent higher than earnings of $55.0 million in the same period of 2013. Operating earnings in the first half of 2014 were $118.5 million or approximately nine percent higher than operating earnings of $109.1 million in the first half of 2013. Adjusted segment operating earnings were $67.1 million in the second quarter of 2014 compared to $62.8 million in the second quarter of 2013. Adjusted segment operating earnings were $126.2 million in the first half of 2014 compared to $122.1 million in the first half of last year. Adjusted operating margin of 16.4 percent in the second quarter of 2014 was slightly higher than 16.1 percent in the same period last year. Adjusted operating margin of 15.8 percent in the first half of 2014 percent was almost equal to 15.9 percent in the same period in 2013. Increased volumes of water heaters and boilers in the U.S., partially offset by higher steel prices contributed to higher adjusted operating earnings in the second quarter and first half of 2014.

Adjusted segment operating earnings exclude non-operating pension costs in all periods presented. Adjusted segment operating earnings in the second quarter of 2013 also exclude $4.2 million of pre-tax restructuring and impairment charges associated with the transfer of production from Fergus, Ontario. Adjusted segment operating earnings in the first half of 2013 also exclude $16.9 million of pre-tax restructuring and impairment charges associated with the transfer of production from Fergus, Ontario and an $11.0 million pre-tax gain on the settlement with a former supplier.

Rest of World

Sales in the Rest of World segment were $193.6 million in the second quarter of 2014 or $24.1 million higher than sales of $169.5 million in the second quarter of 2013. Sales in the first half of 2014 were $366.4 million or $58.6 million higher than sales of $307.8 million in the first half of 2013. Sales of water heaters and water treatment products in China grew 17 percent and 21 percent in the second quarter and first half of 2014, respectively, as compared to the same periods in 2013.

Rest of World operating earnings were $29.3 million in the second quarter of 2014 or approximately 31 percent higher than operating earnings of $22.4 million in the second quarter of 2013. Operating earnings in the first half of 2014 were $54.4 million or approximately 34 percent higher than operating earnings of $40.7 million in the first half of 2013. The 2014 second quarter operating margin of 15.1 percent was higher than operating margin of 13.2 percent in the same period last year. Operating margin of 14.8 percent in the first half of 2014 was higher than operating margin of 13.2 percent in the same period last year. The improved operating earnings and operating margin in the second quarter and first half of 2014 were due to higher sales in China and improvements in profitability associated with water treatment products in China. Operating margin in the second quarter of 2014 also benefitted from lower selling and advertising costs as a percent of sales in China compared with the same period last year.

Outlook

While a sustained housing recovery in North America remains elusive, we are benefitting from strong residential replacement water heater business as well as strength in commercial water heater volumes. In addition, Lochinvar has continued to meet our growth expectations with its ten percent year-to date increase in sales. The growth of our China business has continued to exceed two times that country’s GDP growth, as customers have continued to demand our high-value water heating and water treatment products. Given confidence from our strong first half, we upgraded our guidance for 2014. We believe A. O. Smith Corporation will achieve full-year GAAP earnings of between $2.20 and $2.26 per share, and achieve full-year adjusted earnings of between $2.34 and $2.40 per share.

The strength in profitability in our Rest of World segment has given us confidence to upgrade our high-level outlook for 2015. We revised our 2015 Rest of World segment operating margin forecast to 14 percent and reduced our estimated shares outstanding to reflect our share repurchase activity. As a result, we upgraded our 2015 earnings outlook relating to our existing portfolio of businesses to $2.60 per share from $2.50 per share, which represents a ten percent increase over the mid-point of our 2014 adjusted EPS guidance. We maintained our 2015 projection for revenues relating to our existing portfolio of businesses of over $2.5 billion, which implies organic growth of seven to nine percent per year. North America segment operating margin forecast remains at 16 percent.

Liquidity & Capital Resources

Working capital of $683.9 million at June 30, 2014 was $69.2 million higher than at December 31, 2013. Higher cash balances in China, higher inventory balances in North America and lower accounts payable balances in China account for the majority of the increase. As of June 30, 2014, almost all of the $496.6 million of cash, cash equivalents and marketable securities was held by our foreign subsidiaries. We would incur a cost to repatriate these funds to the U.S. and have accrued $54.8 million for the repatriation of a portion of these funds.

Cash provided by continuing operating activities in the first half of 2014 was $90.9 million compared with $106.4 million during the same period last year. The reduced operating cash flows were primarily related to larger working capital requirements, which were partially offset by higher earnings. For the full year 2014, we expect total cash provided by continuing operating activities to be $240 to $250 million.

Capital expenditures totaled $50.8 million in the first half of 2014, compared with $38.2 million spent in the year ago period. We are projecting 2014 capital expenditures to be $75 to $85 million, including approximately $20 million to support our enterprise resource planning software implementation. Full year depreciation and amortization is expected to be approximately $65 million.

In December 2012, we completed a $400 million multi-currency credit facility with a group of eight banks which expires in December 2017. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of June 30, 2014.

The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt. At June 30, 2014, we had available borrowing capacity of $197.5 million under this facility. We believe the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt increased $58.5 million from $191.9 million at December 31, 2013 to $250.4 million at June 30, 2014. Our leverage, as measured by the ratio of total debt to total capitalization, was 15.6 percent at June 30, 2014, compared with 12.6 percent at December 31, 2013.

Our pension plan continues to meet all funding requirements under ERISA regulations. We are not required to make contributions to the plan in 2014.

In July 2013, our board of directors approved a stock repurchase program authorizing the purchase of 2,000,000 shares of our common stock. On April 7, 2014 our board of directors approved adding an additional 1,500,000 shares of common stock to the existing discretionary share repurchase authority. During the first half of 2014, we repurchased 1,280,200 shares at a total cost of $60.8 million. A total of approximately 1,373,000 shares remained of the existing repurchase authority at June 30, 2014. Depending on factors such as stock price, working capital requirements and alternative investment opportunities, we expect to repurchase one million of the remainder of the authorized shares in 2014 and spend an aggregate of approximately $110 million in 2014 for share repurchases.

On July 7, 2014, our board of directors declared a regular cash dividend of $.15 per share on our common stock and Class A common stock. The dividend is payable on August 15, 2014 to shareholders of record on July 31, 2014.

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

A. O. SMITH CORPORATION

Adjusted Earnings and Adjusted EPS

(dollars in millions, except per share data)

(unaudited)

The following is a reconciliation of net earnings and diluted EPS to adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Earnings (GAAP)	$57.3	$42.1	$104.0	$81.1
Non-operating pension costs, before tax	5.0	4.8	9.8	9.6
Tax effect of non-operating pension costs	(2.0)	(1.8)	(3.8)	(3.6)
Restructuring and impairment expenses, before tax	—	4.2	—	16.9
Tax effect of restructuring and impairment expenses	—	(1.1)	—	(4.3)
Settlement income, before tax	—	—	—	(11.0)
Tax effect of settlement income	—	—	—	4.2

Adjusted Earnings	$60.3	$48.2	$110.0	$92.9

Diluted EPS (GAAP)	$0.63	$0.45	$1.14	$0.87
Non-operating pension costs per diluted share, before tax	0.05	0.05	0.10	0.10
Tax effect of non-operating pension costs per diluted share	(0.02)	(0.02)	(0.04)	(0.04)
Restructuring and impairment expenses per diluted share, before tax	—	0.05	—	0.19
Tax effect of restructuring and impairment expense per diluted share	—	(0.01)	—	(0.05)
Settlement income per diluted share, before tax	—	—	—	(0.12)
Tax effect of settlement income per diluted share	—	—	—	0.05

Adjusted EPS	$0.66	$0.52	$1.20	$1.00

A. O. SMITH CORPORATION

Adjusted Segment Operating Earnings

(dollars in millions)

(unaudited)

The following is a reconciliation of segment operating earnings to adjusted segment operating earnings (non-GAAP):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment Operating Earnings (GAAP)
North America	$63.2	$55.0	$118.5	$109.1
Rest of World	29.3	22.4	54.4	40.7

Total Segment Operating Earnings (GAAP)	$92.5	$77.4	$172.9	$149.8

Adjustments
North America	$3.9	$7.8	$7.7	$13.0
Rest of World	—	—	—	—

Total Adjustments	$3.9	$7.8	$7.7	$13.0

Adjusted Segment Operating Earnings
North America	$67.1	$62.8	$126.2	$122.1
Rest of World	29.3	22.4	54.4	40.7

Total Adjusted Segment Operating Earnings	$96.4	$85.2	$180.6	$162.8

Additional information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Adjustments: North America Segment
Non-operating pension costs	$3.9	$3.6	$7.7	$7.1
Restructuring and impairment expenses	—	4.2	—	16.9
Settlement income	—	—	—	(11.0)

Total North America Segment Adjustments	$3.9	$7.8	$7.7	$13.0

A. O. SMITH CORPORATION

Adjusted 2014 EPS Guidance and Adjusted 2013 EPS

(unaudited)

The following is a reconciliation of diluted EPS to adjusted EPS (non-GAAP) (all items are net of tax):

	2014 Guidance	2013
Diluted EPS (GAAP)	$2.20 - 2.26	$1.83
Non-operating pension costs per diluted share	0.14	0.13
Settlement income per diluted share	—	(0.07)
Restructuring and impairment expenses per diluted share	—	0.17

Adjusted EPS	$2.34 - 2.40	$2.06

Critical Accounting Policies

The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the U.S. which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2013. We believe that as of June 30, 2014 there has been no material change to this information.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Codification (ASC) 606-10, Revenue from Contracts with Customers (issued under Accounting Standards Update No. 2014-09).

ASC 606-10 will replace all existing revenue recognition guidance when effective. ASC 606-10 is effective for the year beginning January 1, 2017. We are in the process of determining whether the adoption of ASC 606-10 will have an impact on our consolidated financial condition, results of operations or cash flows.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. All statements regarding 2015 outlook are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: uncertain costs, savings and timeframes associated with the implementation of the new enterprise resource planning system; potential weakening in the high efficiency boiler segment in the U.S.; the ability to execute our acquisition strategy; significant volatility in raw material prices; competitive pressures on the company’s businesses; inability to implement pricing actions; instability in the company’s replacement markets; strength or duration of any recoveries in U.S. residential or commercial construction; a further slowdown in the growth of the Chinese economy; foreign currency fluctuations; and adverse general economic conditions and capital market deterioration.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 8, 2013, our board of directors approved a stock repurchase program authorizing the purchase of 2,000,000 shares of our common stock. On April 7, 2014, our board of directors approved adding 1,500,000 shares of common stock to the existing discretionary share repurchase authority. Under the share repurchase program, the company’s common stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our board of directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In the second quarter of 2014, we repurchased 834,408 shares at an average price of $47.35 per share and at a total cost of $39.5 million. As of June 30, 2014, there were 1,372,576 shares remaining on the repurchase authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 1 - April 30, 2014	358,759	$46.03	358,759	1,848,225
May 1 - May 31, 2014	306,827	47.59	306,827	1,541,398
June 1 - June 30, 2014	168,822	49.72	168,822	1,372,576

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Refer to the Exhibit Index on page 31 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

August 5, 2014	/s/ Daniel L. Kempken
Daniel L. Kempken
Vice President and Controller

August 5, 2014	/s/ John J. Kita
John J. Kita
Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Summary of Directors’ Compensation

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the six months ended June 30, 2014 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Earnings for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2014, and December 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (v) the Notes to Condensed Consolidated Financial Statements