Form 10-Q
period 2014-09-30
SMITH A O CORP
filed 2014-11-03
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

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

Class A Common Stock Outstanding as of October 28, 2014 — 13,163,850 shares

Common Stock Outstanding as of October 28, 2014 — 76,382,084 shares

Index

A. O. Smith Corporation

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$581.6	$536.2	$1,729.2	$1,594.9
Cost of products sold	366.3	339.6	1,101.8	1,021.0

Gross profit	215.3	196.6	627.4	573.9
Selling, general and administrative expenses	145.5	133.7	413.8	385.3
Restructuring, impairment and settlement expenses, net	—	1.3	—	7.2
Interest expense	1.5	1.4	4.3	4.5
Other income	(1.0)	(1.1)	(3.5)	(2.8)

	69.3	61.3	212.8	179.7
Provision for income taxes	18.7	15.1	58.2	52.4

Net Earnings	$50.6	$46.2	$154.6	$127.3

Net Earnings Per Share of Common Stock	$0.56	$0.50	$1.71	$1.38

Diluted Net Earnings Per Share of Common Stock	$0.56	$0.50	$1.69	$1.37

Dividends Per Share of Common Stock	$0.15	$0.12	$0.45	$0.34

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(dollars in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net earnings	$50.6	$46.2	$154.6	$127.3
Other comprehensive (loss) earnings
Foreign currency translation adjustments	(1.5)	3.6	(9.2)	(2.0)
Unrealized net gain (loss) on cash flow derivative instruments, less related income tax (provision) benefit of $(0.4) and $- in 2014, $0.3 and $0.4 in 2013	0.7	(0.5)	0.1	(0.7)
Adjustment to pension liability gain, less related income tax provision of $(3.3) and $(9.9) in 2014 and $(4.0) and $(11.9) in 2013	5.2	6.3	13.7	13.9

Comprehensive Earnings	$55.0	$55.6	$159.2	$138.5

See accompanying notes to unaudited condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions, except share data)

	(unaudited) September 30, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$400.5	$380.7
Marketable securities	123.2	105.3
Receivables	474.3	458.7
Inventories	218.5	193.4
Deferred income taxes	40.1	40.1
Other current assets	38.2	27.4

Total Current Assets	1,294.8	1,205.6
Property, plant and equipment	802.8	758.7
Less accumulated depreciation	381.8	367.4

Net property, plant and equipment	421.0	391.3
Goodwill	430.7	433.5
Other intangibles	312.9	324.8
Other assets	27.4	36.3

Total Assets	$2,486.8	$2,391.5

Liabilities
Current Liabilities
Trade payables	$374.8	$387.1
Accrued payroll and benefits	61.8	61.7
Accrued liabilities	90.8	81.2
Product warranties	46.1	46.7
Long-term debt due within one year	13.8	14.2

Total Current Liabilities	587.3	590.9
Long-term debt	240.7	177.7
Pension liabilities	107.5	110.7
Other liabilities	176.1	183.5

Total Liabilities	1,111.6	1,062.8
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 13,229,929 and 13,288,516	66.2	66.4
Common Stock, $1 par value: authorized 120,000,000 shares; issued 82,123,867 and 82,065,280	82.1	82.1
Capital in excess of par value	599.4	589.7
Retained earnings	1,095.8	982.2
Accumulated other comprehensive loss	(254.5)	(259.1)
Treasury stock at cost	(213.8)	(132.6)

Total Stockholders’ Equity	1,375.2	1,328.7

Total Liabilities and Stockholders’ Equity	$2,486.8	$2,391.5

See accompanying notes to unaudited condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net earnings	$154.6	$127.3
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	44.4	42.2
Pension expense	19.8	20.9
Loss on disposal of assets	0.2	0.2
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	(53.8)	(2.7)
Noncurrent assets and liabilities	0.1	1.9

Cash Provided by Operating Activities—continuing operations	165.3	189.8
Cash Used in Operating Activities—discontinued operations	(1.5)	(1.8)

Cash Provided by Operating Activities	163.8	188.0
Investing Activities
Capital expenditures	(66.0)	(65.7)
Acquisition of business	—	(4.0)
Investments in marketable securities	(149.1)	(63.8)
Net proceeds from sale of securities	129.7	158.4

Cash (Used in) Provided by Investing Activities	(85.4)	24.9
Financing Activities
Long-term debt incurred (retired)	64.3	(16.5)
Common stock repurchases	(86.6)	(66.5)
Net proceeds from stock option activity	4.7	8.9
Dividends paid	(41.0)	(31.6)

Cash Used in Financing Activities	(58.6)	(105.7)

Net increase in cash and cash equivalents	19.8	107.2
Cash and cash equivalents—beginning of period	380.7	266.9

Cash and Cash Equivalents—End of Period	$400.5	$374.1

See accompanying notes to unaudited condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the company’s latest Annual Report on Form 10-K filed with the SEC on February 20, 2014.

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

ASC 606-10 will replace all existing revenue recognition guidance when effective. ASC 606-10 is effective for the year beginning January 1, 2017. Either full retrospective adoption or modified retrospective adoption is allowed under ASC 606-10. The company is in the process of determining whether the adoption of ASC 606-10 will have an impact on the company’s consolidated financial condition, results of operations or cash flows.

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

MiM’s results of operations have been included in the company’s financial statements from February 14, 2013, the date of acquisition. Revenues and pre-tax results associated with MiM included in results of operations for the three and nine months ended September 30, 2013 were not material to the company’s net sales or pre-tax earnings.

3.	Restructuring, Impairment and Settlement Expenses - Net

In the first quarter of 2013, the company announced the move of manufacturing operations from its Fergus, Ontario facility to other North American facilities. During the three months ended September 30, 2013, the company recognized $1.3 million of pre-tax restructuring and impairment expenses, comprised of $1.3 million of equipment relocation costs and $0.3 million of inventory obsolescence reserves and a reduction in severance costs of $0.3 million, as well as a corresponding $0.3 million tax benefit related to the expenses. For the nine months ended September 30, 2013, the company recognized $18.2 million of pre-tax restructuring and impairment expenses, comprised of $7.5 million of severance costs, $1.9 million of inventory obsolescence reserves, impairment charges related to long-lived assets totaling $7.5 million and $1.3 million for equipment relocation costs, as well as a corresponding $4.6 million tax benefit related to the expenses. The majority of the consolidation of operations occurred in the second quarter of 2013.

In the first quarter of 2013, the company entered into a settlement agreement with a former supplier of a North American subsidiary regarding previous overcharges and warranty costs. The terms of the settlement agreement resulted in an $11.0 million cash payment to the company, a pre-tax gain of $11.0 million and a related $4.2 million income tax expense.

The following table presents an analysis of the company’s restructuring and impairment reserves:

(dollars in millions)	Inventory Obsolescence	Severance Costs	Equipment Relocation Costs	Total
Balance at December 31, 2013	$1.7	$1.5	$0.4	$3.6
Cash payments/disposals	(0.4)	(0.5)	(0.2)	(1.1)

Balance at March 31, 2014	$1.3	$1.0	$0.2	$2.5

Reserve adjustments	(0.4)	0.4	—	—
Cash payments/disposals	(0.4)	(0.2)	(0.2)	(0.8)

Balance at June 30, 2014	$0.5	$1.2	$—	$1.7

Cash payments/disposals	(0.2)	(0.2)	—	(0.4)

Balance at September 30, 2014	$0.3	$1.0	$—	$1.3

4.	Inventories

The following table presents the components of the company’s inventory balances:

(dollars in millions)	September 30, 2014	December 31, 2013
Finished products	$106.6	$88.8
Work in process	11.1	12.3
Raw materials	122.0	113.6

	239.7	214.7
LIFO reserve	(21.2)	(21.3)

	$218.5	$193.4

5.	Long-Term Debt

The company has a $400 million multi-currency revolving credit agreement with eight banks, which expires on December 12, 2017. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowings under bank credit lines and commercial paper borrowings are supported by the $400 million revolving credit agreement. As a result of the long-term nature of this facility, the company’s commercial paper and credit line borrowings are classified as long-term debt at September 30, 2014.

6.	Product Warranties

The company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. The following table presents the company’s warranty liability activity.

	Three Months Ended September 30,
(dollars in millions)	2014	2013
Balance at July 1,	$136.4	$129.8
Expense	14.6	15.5
Claims settled	(14.8)	(13.6)

Balance at September 30,	$136.2	$131.7

	Nine Months Ended September 30,
(dollars in millions)	2014	2013
Balance at January 1,	$136.6	$129.6
Expense	46.9	47.2
Claims settled	(47.3)	(45.1)

Balance at September 30,	$136.2	$131.7

7.	Earnings Per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Denominator for basic earnings per share – weighted average shares	89,945,464	92,050,932	90,559,459	92,417,352
Effect of dilutive stock options and share units	660,286	677,129	680,671	629,201

Denominator for diluted earnings per share	90,605,750	92,728,061	91,240,130	93,046,553

8.	Stock Based Compensation

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. Stockholders reapproved the plan on April 16, 2012. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options, restricted stock or share units under the plan at September 30, 2014 was 2,321,641. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.

Total stock based compensation cost recognized in the three months ended September 30, 2014 and 2013 was $1.8 million and $2.3 million, respectively. Total stock based compensation cost recognized in the nine months ended September 30, 2014 and 2013 was $9.6 million and $8.8 million, respectively.

Stock Options

The stock options granted in the nine months ended September 30, 2014 and 2013 have three year pro-rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2014 and 2013 expire ten years after date of grant. Options are expensed ratably over the three-year vesting period; however, included in the stock option expense for the three and nine months ended September 30, 2014 and 2013 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Stock based compensation cost attributable to stock options in the three months ended September 30, 2014 and 2013 was $0.8 million and $1.1 million, respectively. Stock based compensation expense attributable to stock options in the nine months ended September 30, 2014 and 2013 was $4.5 million and $4.1 million, respectively.

8.	Stock Based Compensation (continued)

Changes in option awards, all of which relate to Common Stock, were as follows for the nine months ended September 30, 2014:

	Weighted- Average Per Share Exercise Price	Nine Months Ended September 30, 2014	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2014	$22.37	1,440,623
Granted	46.50	298,750
Exercised	14.87	(133,002)
Forfeited	42.13	(4,119)

Outstanding at September 30, 2014	27.42	1,602,252	8 years	$27.6

Exercisable at September 30, 2014	$20.09	951,732	7 years	$24.5

The weighted-average fair value per option at the date of grant during the nine months ended September 30, 2014 and 2013 using the Black-Scholes option-pricing model was $16.55 and $12.48, respectively. Assumptions were as follows:

	Nine Months Ended September 30,
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

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 110,605 and 142,900 share units under the plan in the nine months ended September 30, 2014 and 2013, respectively. The share units were valued at $5.1 million and $4.9 million at the dates of issuance in 2014 and 2013, respectively, based on the company’s stock price at the dates of grant. The company’s share units are recognized as compensation expense ratably over the three year vesting period; however, included in share unit expense in the three and nine months ended September 30, 2014 and 2013 is expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period. Share based compensation expense attributable to share units of $1.0 million and $1.2 million was recognized in the three months ended September 30, 2014 and 2013, respectively. Share based compensation expense attributable to share units of $5.1 million and $4.7 million was recognized in the nine months ended September 30, 2014 and 2013, respectively.

8.	Stock Based Compensation (continued)

A summary of share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2014	446,036	$26.14
Granted	110,605	46.50
Vested	(144,476)	21.63
Forfeited	(1,462)	42.15

Issued and unvested at September 30, 2014	410,703	$33.21

9.	Pensions

The following table presents the components of the company’s net pension expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Service cost	$2.0	$2.3	$5.9	$6.8
Interest cost	11.2	9.9	33.6	29.6
Expected return on plan assets	(15.1)	(15.5)	(45.3)	(46.3)
Amortization of unrecognized loss	8.8	10.6	26.4	31.5
Amortization of prior service cost	(0.3)	(0.3)	(0.8)	(0.7)

Defined benefit plan expense	$6.6	$7.0	$19.8	$20.9

The company did not make a contribution to its U.S. pension plan in 2013. The company is not required to make a contribution and does not intend to make a voluntary contribution in 2014.

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

10.	Operations by Segment (continued)

The company’s operations by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Net sales
North America	$392.4	$370.1	$1,191.0	$1,137.8
Rest of World	198.5	175.2	564.9	483.0
Inter-segment sales	(9.3)	(9.1)	(26.7)	(25.9)

	$581.6	$536.2	$1,729.2	$1,594.9

Operating earnings
North America (1) (3) (4)	$53.0	$51.5	$171.5	$160.6
Rest of World	30.0	26.9	84.3	67.6
Inter-segment earnings elimination	—	(0.1)	—	(0.1)

	83.0	78.3	255.8	228.1
Corporate expense (2)	(12.2)	(15.6)	(38.7)	(43.9)
Interest expense	(1.5)	(1.4)	(4.3)	(4.5)

Earnings before income taxes	69.3	61.3	212.8	179.7
Provision for income taxes	18.7	15.1	58.2	52.4

Net earnings	$50.6	$46.2	$154.6	$127.3

(1) Includes non-operating pension costs of:	$(3.3)	$(3.9)	$(11.0)	$(11.1)
(2) Includes non-operating pension costs of:	(1.6)	(1.3)	(3.7)	(3.7)
(3) Includes restructuring and impairment expenses of:	—	(1.3)	—	(18.2)
(4) Includes settlement income of:	—	—	—	11.0

11.	Fair Value Measurements

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

11.	Fair Value Measurements (continued)

Assets and liabilities measured at fair value on a recurring basis are as follows:

(dollars in millions) Fair Value Measurement Using	September 30, 2014	December 31, 2013
Quoted prices in active markets for identical assets (Level 1)	$125.0	$107.0
Significant other observable inputs (Level 2)	(0.1)	—

Total assets measured at fair value	$124.9	$107.0

There were no changes in the company’s valuation techniques used to measure fair values on a recurring basis during the nine months ended September 30, 2014.

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

Foreign Currency Forward Contracts

The company is exposed to foreign currency exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. The company utilizes foreign currency forward purchase and sale contracts to manage the volatility associated with foreign currency purchases, sales and certain intercompany transactions in the normal course of business. Currencies for which the company utilizes foreign currency forward contracts include the British pound, Canadian dollar, Euro, Indian rupee and Mexican peso.

12.	Derivative Instruments (continued)

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

The following table summarizes, by currency, the contractual amounts of the company’s foreign currency forward contracts:

	September 30,
	2014		2013
(dollars in millions)	Buy	Sell	Buy	Sell
British pound	$—	$1.3	$—	$1.9
Canadian dollar	—	85.9	—	67.1
Euro	17.0	1.4	14.8	2.2
Indian rupee	—	—	1.5	—
Mexican peso	11.5	—	15.3	—

Total	$28.5	$88.6	$31.6	$71.2

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

The minimal after-tax gain on the effective portion of the contracts as of September 30, 2014 was recorded in accumulated other comprehensive loss and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The effective portion of the contracts will be reclassified within one year. Commodity hedges outstanding at September 30, 2014 involve a total of approximately 1.0 million pounds of copper.

The impact of derivative contracts on the company’s financial statements is as follows:

Fair value of derivatives designated as hedging instruments under:

(dollars in millions)	Balance Sheet Location	September 30, 2014	December 31, 2013
Foreign currency contracts	Other current assets	$2.9	$1.9
	Accrued liabilities	(1.2)	(0.2)

Total derivatives designated as hedging instruments		$1.7	$1.7

12.	Derivative Instruments (continued)

The effect of derivatives designated as hedging instruments on the statement of earnings is as follows:

Three Months Ended September 30 (dollars in millions):
Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into earnings (effective portion)		Location of gain (loss) recognized in earnings on derivative (ineffective portion)	Amount of gain (loss) recognized in earnings on a derivative (ineffective portion)
	2014	2013		2014	2013		2014	2013
Foreign currency contracts	$1.8	$(0.8)	Cost of products sold	$0.7	$0.3	N/A	$—	$—
Commodities contracts	—	—	Cost of products sold	—	(0.1)	Cost of products sold	—	—

	$1.8	$(0.8)		$0.7	$0.2		$—	$—

Nine Months Ended September 30 (dollars in millions):
Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into earnings (effective portion)		Location of gain (loss) recognized in earnings on derivative (ineffective portion)	Amount of gain (loss) recognized in earnings on a derivative (ineffective portion)
	2014	2013		2014	2013		2014	2013
Foreign currency contracts	$2.6	$0.8	Cost of products sold	$2.5	$1.8	N/A	$—	$—
Commodities contracts	—	(0.1)	Cost of products sold	—	(0.1)	Cost of products sold	—	—

	$2.6	$0.7		$2.5	$1.7		$—	$—

13.	Income Taxes

The effective tax rate for the three and nine months ended September 30, 2014 was 27.0 percent and 27.3 percent, respectively. The company estimates that its annual effective tax rate for the full year of 2014 will be between 27.0 and 28.0 percent. The full year effective tax rate in 2013 was 28.2 percent.

As of September 30, 2014, the company had $1.3 million of unrecognized tax benefits of which $0.9 million would affect its effective tax rate if recognized. The company recognizes potential interest and penalties related to unrecognized tax benefits as a component of tax expense.

The U.S. federal tax returns for 2011—2013 are subject to audit. The company is subject to state and local audits for tax years 2000—2013. The company is also subject to non-U.S. income tax examinations for years 2006—2013.

14.	Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component are as follows:

	Three Months Ended September 30,
(dollars in millions)	2014		2013
Cumulative Foreign Currency Translation
Balance at beginning of period	$12.2		$13.9
Other comprehensive (loss) gain before reclassifications	(1.5)		3.6

Balance at end of period	10.7		17.5

Unrealized Net Gain on Cash Flow Derivatives
Balance at beginning of period	0.4		0.5
Other comprehensive gain (loss) before reclassifications	1.1		(0.4)
Realized gains on derivatives reclassified to cost of products sold (net of tax provision of $0.3 and $0.3 in 2014 and 2013, respectively)	(0.4)		(0.1)

Balance at end of period	1.1		—

Pension Liability
Balance at beginning of period	(271.5)		(333.1)
Other comprehensive loss before reclassifications	(0.1)		—
Amounts reclassified from accumulated other comprehensive loss: (1)	5.3		6.3

Balance at end of period	(266.3)		(326.8)

Accumulated other comprehensive loss, end of period	$(254.5)		$(309.3)

(1) Amortization of pension items:
Actuarial losses	$8.8	(2)	$10.6	(2)
Prior year service cost	(0.3	) (2)	(0.3	) (2)

	8.5		10.3
Tax benefit	(3.2)		(4.0)

Reclassification net of tax	$5.3		$6.3

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9—Pensions for additional details

14.	Changes in Accumulated Other Comprehensive Loss by Component (continued)

Changes to accumulated other comprehensive loss by component are as follows:

	Nine Months Ended September 30,
(dollars in millions)	2014		2013
Cumulative Foreign Currency Translation
Balance at beginning of period	$19.9		$19.5
Other comprehensive loss before reclassifications	(9.2)		(2.0)

Balance at end of period	10.7		17.5

Unrealized Net Gain on Cash Flow Derivatives
Balance at beginning of period	1.0		0.7
Other comprehensive earnings before reclassifications	1.6		0.4
Realized gains on derivatives reclassified to cost of products sold (net of tax provision of $0.7 and $0.5 in 2014 and 2013, respectively)	(1.5)		(1.1)

Balance at end of period	1.1		—

Pension Liability
Balance at beginning of period	(280.0)		(340.7)
Other comprehensive loss before reclassifications	(2.1)		(5.0)
Amounts reclassified from accumulated other comprehensive loss: (1)	15.8		18.9

Balance at end of period	(266.3)		(326.8)

Accumulated other comprehensive loss, end of period	$(254.5)		$(309.3)

(1) Amortization of pension items:
Actuarial losses	$26.4	(2)	$31.5	(2)
Prior year service cost	(0.8	) (2)	(0.7	) (2)

	25.6		30.8
Tax benefit	(9.8)		(11.9)

Reclassification net of tax	$15.8		$18.9

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9—Pensions for additional details

PART I—FINANCIAL INFORMATION

ITEM 2— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Sales in our North America segment grew approximately six percent in the third quarter of 2014 due to higher sales of U.S. residential water heaters and Lochinvar branded products. As a result of new home construction and expansion of the replacement market, we expect the residential water heater industry’s unit shipments to grow approximately four percent in 2014. We expect the commercial water heater industry’s growth in units shipped to be approximately five percent in 2014. Driven by a continued transition in the boiler industry from non-condensing boilers to condensing boilers, we expect sales of Lochinvar branded products to grow approximately ten percent in 2014.

Sales in our Rest of World segment grew approximately 13 percent in the third quarter of 2014, primarily as a result of a 16 percent growth in sales in China. We expect 2014 sales in China to grow over 17 percent as consumer demand for water heaters and water treatment products contribute to our growth.

RESULTS OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF 2014 COMPARED TO 2013

Sales in the third quarter of 2014 were $581.6 million or 8.5 percent higher than sales of $536.2 million in the third quarter of 2013. Sales in the first nine months of 2014 were $1,729.2 million or 8.4 percent higher than sales of $1,594.9 million in the same period last year. The increase in sales in both the third quarter and first nine months of the year is primarily due to higher sales in China as well as higher sales of water heaters and boilers in the U.S. Sales in China grew 16 percent and 19 percent in the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013.

Gross profit margin increased slightly in the third quarter of 2014 to 37.0 percent from 36.7 percent in the third quarter of 2013. Gross profit margin in the first nine months of 2014 also increased slightly to 36.3 percent from 36.0 percent in the first nine months of 2013.

Selling, general and administrative (SG&A) expenses in the third quarter and first nine months of 2014 increased by $11.8 million and $28.5 million, respectively, as compared to the same periods last year. The increases in SG&A expenses in both periods in 2014 were primarily due to higher selling and advertising costs in support of increased volumes in China. The increased costs in third quarter of 2014 also included $6 million of planned incremental costs associated with the implementation of our enterprise resource planning system (ERP).

On March 28, 2013, our board of directors approved a plan to transfer residential water heater production from our Fergus, Ontario plant to our other North American facilities. The majority of our production was consolidated in the second quarter of 2013. As a result of the capacity reduction, we incurred pre-tax restructuring and impairment expenses of $1.3 million and $18.2 million in the third quarter and first nine months of 2013, respectively, related to employee severance costs, impairment of assets and equipment move costs.

In addition, included in operating earnings in the first nine months of 2013 is a pre-tax gain of $11.0 million from a first quarter settlement with a former supplier related to previous overcharges and warranty costs.

Interest expense in the third quarter of 2014 was $1.5 million compared to $1.4 million in the same period last year. Interest expense in the first nine months of 2014 was $4.3 million compared to $4.5 million in the same period last year.

Other income was $1.0 million in the third quarter of 2014, essentially unchanged from $1.1 million in the same period last year. Other income in the first nine months of 2014 was $3.5 million, up from $2.8 million in the first nine months of 2013. The increase in other income in the first nine months of 2014 was primarily due to increased interest income as compared to the same period last year.

Our effective tax rates for the third quarter and first nine months of 2014 were 27.0 percent and 27.3 percent, respectively. Our effective tax rates for the third quarter and first nine months of 2013 were 24.6 percent and 29.2 percent, respectively. The effective tax rate for the first nine months of 2014 benefitted from a revised domestic manufacturers’ deduction related to a prior year resulting in an increased income tax benefit on an amended prior year tax return filed in the second quarter of 2014. The lower effective tax rate in the third quarter of 2013 was primarily due to the recognition of higher income tax benefits related to U.S. manufacturing and research and development activities.

Our pension costs and credits are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. We consider current market conditions including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 7.75 percent in 2014 compared to 8.00 percent in 2013. The discount rate used to determine net periodic pension costs increased from 4.05 percent in 2013 to 4.90 percent in 2014. Pension expense for the first nine months of 2014 was $19.8 million compared to $20.9 million in the first nine months of 2013. Total pension expense for 2014 is expected to be $28.6 million. Our pension costs are reflected in cost of products sold and SG&A expense.

We are providing non-generally accepted accounting principles (GAAP) measures (adjusted earnings, adjusted earnings per share, adjusted segment operating earnings and adjusted segment operating margins) that exclude certain items as well as non-operating pension costs consisting of interest cost, expected return on plan assets, amortization of actuarial gains (losses) and curtailments. Prior year results are provided on a comparable basis. Reconciliations to measures on a GAAP basis are provided later in this section.

North America

Sales in our North America segment were $392.4 million in the third quarter of 2014 or $22.3 million higher than sales of $370.1 million in the third quarter of 2013. Sales for the first nine months of 2014 were $1,191.0 million or $53.2 million higher than sales of $1,137.8 million in the same period last year. The increased sales in the third quarter and first nine months of 2014 were primarily due to higher sales of residential water heaters in the U.S., higher sales of commercial boilers and a price increase effective on May 1, 2014. The first nine months of 2014 also benefitted from higher sales of commercial water heaters in the U.S.

North America operating earnings were $53.0 million in the third quarter of 2014 or approximately three percent higher than operating earnings of $51.5 million in the same period of 2013. Operating earnings in the first nine months of 2014 were $171.5 million or approximately seven percent higher than operating earnings of $160.6 million in the first nine months of 2013. Adjusted segment operating earnings were $56.3 million in the third quarter of 2014 compared to $56.7 million in the third quarter of 2013. Adjusted segment operating earnings were $182.5 million in the first nine months of 2014 compared to $178.9 million in the first nine months of last year. Adjusted operating margin of 14.3 percent in the third quarter of 2014 was lower than 15.3 percent in the same period last year. Adjusted operating margin of 15.3 percent in the first nine months of 2014 percent was lower than 15.7 percent in the same period in 2013. Operating earnings in the third quarter and first nine months of 2014 benefitted from increased sales of water heaters and boilers in the U.S. and a May 1, 2014 price increase. The favorable impact of increased sales was more than offset by higher steel prices and planned costs associated with our ERP implementation, contributing to lower adjusted operating earnings in the third quarter of 2014 and lower adjusted operating margins in the third quarter and first nine months of 2014.

Adjusted segment operating earnings exclude non-operating pension costs in all periods presented. Adjusted segment operating earnings in the third quarter of 2013 also exclude $1.3 million of pre-tax restructuring and impairment charges associated with the transfer of production from Fergus, Ontario. Adjusted segment operating earnings in the first nine months of 2013 also exclude $18.2 million of pre-tax restructuring and impairment charges associated with the transfer of production from Fergus, Ontario and an $11.0 million pre-tax gain on the settlement with a former supplier.

Rest of World

Sales in the Rest of World segment were $198.5 million in the third quarter of 2014 or $23.3 million higher than sales of $175.2 million in the third quarter of 2013. Sales in the first nine months of 2014 were $564.9 million or $81.9 million higher than sales of $483.0 million in the first nine months of 2013. Sales of water heaters and water treatment products in China grew 16 percent and 19 percent in the third quarter and first nine months of 2014, respectively, as compared to the same periods in 2013. The increases in sales in the third quarter and first nine months of 2014 were primarily due to greater demand for our water heating and water treatment products in China. Sales in China in the third quarter of 2014 also benefitted from higher customer inventory levels in advance of the fall holiday.

Rest of World operating earnings were $30.0 million in the third quarter of 2014 or approximately 12 percent higher than operating earnings of $26.9 million in the third quarter of 2013. Operating earnings in the first nine months of 2014 were $84.3 million or approximately 25 percent higher than operating earnings of $67.6 million in the first nine months of 2013. Operating margin in the third quarter of 2014 of 15.1 percent declined slightly from operating margin of 15.4 percent in the same period last year. Operating margin of 14.9 percent in the first nine months of 2014 was higher than operating margin of 14.0 percent in the same period last year. The third quarter year over year decline in operating margin was a result of higher sales in China offset by higher selling and advertising costs as percentage of sales in China in 2014. The improved operating earnings and operating margin in the first nine months of 2014 were due to higher sales in China and improvements in profitability associated with water treatment products in China.

Outlook

We continue to expect strong, profitable growth in China, and we expect over 17 percent revenue growth in the country in 2014. We expect Lochinvar branded sales to grow approximately ten percent in 2014, well ahead of GDP growth in the U.S., as we expect the Lochinvar brand to continue to benefit from the transition from lower efficiency, non-condensing boilers to high efficiency, condensing boilers. We are cautiously optimistic about the developing recovery in U.S. housing and the strength in demand for commercial water heaters driven by replacement and retrofit activity. Given these factors, we have increased our guidance for 2014. We believe A. O. Smith Corporation will achieve full-year GAAP earnings of between $2.23 and $2.27 per share with adjusted earnings of between $2.37 and $2.41 per share. These estimates do not include the potential impact from future acquisitions.

Liquidity & Capital Resources

Working capital of $707.5 million at September 30, 2014 was $92.8 million higher than at December 31, 2013. Higher cash balances in China, higher inventory balances in North America and lower accounts payable balances in China account for the majority of the increase. As of September 30, 2014, almost all of the $523.7 million of cash, cash equivalents and marketable securities was held by our foreign subsidiaries. We would incur a cost to repatriate these funds to the U.S. and have accrued $54.8 million for the repatriation of a portion of these funds.

Cash provided by continuing operating activities in the first nine months of 2014 was $165.3 million compared with $189.8 million during the same period last year. The reduced operating cash flows were primarily related to larger working capital requirements, which were partially offset by higher earnings. For the full year 2014, we expect total cash provided by continuing operating activities to be $225 to $235 million.

Capital expenditures totaled $66.0 million in the first nine months of 2014, compared with $65.7 million spent in the year ago period. We are projecting 2014 capital expenditures to be $80 million to $90 million, including approximately $30 million to support our ERP system implementation. We expect full year depreciation and amortization to be approximately $65 million.

In December 2012, we completed a $400 million multi-currency credit facility with a group of eight banks which expires in December 2017. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of September 30, 2014.

The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt. At September 30, 2014, we had available borrowing capacity of $189.5 million under this facility. We believe the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt increased $62.6 million from $191.9 million at December 31, 2013 to $254.5 million at September 30, 2014, primarily due to costs incurred in the share repurchase program in 2014. Our leverage, as measured by the ratio of total debt to total capitalization, was 15.6 percent at September 30, 2014, compared with 12.6 percent at December 31, 2013.

Our pension plan continues to meet all funding requirements under ERISA regulations. We are not required to make contributions and do not intend to make a voluntary contribution to the plan in 2014.

In July 2013, our board of directors approved a stock repurchase program authorizing the purchase of 2,000,000 shares of our common stock. On April 7, 2014 our board of directors approved adding an additional 1,500,000 shares of common stock to the existing discretionary share repurchase authority. During the first nine months of 2014, we repurchased approximately 1,811,000 shares at a total cost of $86.6 million. A total of approximately 840,000 shares remained of the existing repurchase authority at September 30, 2014. Depending on factors such as stock price, working capital requirements and alternative investment opportunities, we expect to repurchase approximately 490,000 of the remainder of the authorized shares in 2014 and spend an aggregate of approximately $110 million in 2014 for share repurchases.

On October 13, 2014, our board of directors declared a regular cash dividend of $.15 per share on our common stock and Class A common stock. The dividend is payable on November 17, 2014 to shareholders of record on October 31, 2014.

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

A. O. SMITH CORPORATION

Adjusted Earnings and Adjusted EPS

(dollars in millions, except per share data)

(unaudited)

The following is a reconciliation of net earnings and diluted earnings per share (EPS) to adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Earnings (GAAP)	$50.6	$46.2	$154.6	$127.3
Non-operating pension costs, before tax	4.9	5.2	14.7	14.8
Tax effect of non-operating pension costs	(2.0)	(2.0)	(5.8)	(5.7)
Restructuring and impairment expenses, before tax	—	1.3	—	18.2
Tax effect of restructuring and impairment expenses	—	(0.3)	—	(4.6)
Settlement income, before tax	—	—	—	(11.0)
Tax effect of settlement income	—	—	—	4.2

Adjusted Earnings	$53.5	$50.4	$163.5	$143.2

Diluted EPS (GAAP)	$0.56	$0.50	$1.69	$1.37
Non-operating pension costs per diluted share, before tax	0.05	0.05	0.16	0.16
Tax effect of non-operating pension costs per diluted share	(0.02)	(0.02)	(0.06)	(0.06)
Restructuring and impairment expenses per diluted share, before tax	—	0.01	—	0.19
Tax effect of restructuring and impairment expense per diluted share	—	—	—	(0.05)
Settlement income per diluted share, before tax	—	—	—	(0.12)
Tax effect of settlement income per diluted share	—	—	—	0.05

Adjusted EPS	$0.59	$0.54	$1.79	$1.54

A. O. SMITH CORPORATION

Adjusted Segment Operating Earnings

(dollars in millions)

(unaudited)

The following is a reconciliation of segment operating earnings to adjusted segment operating earnings (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment Operating Earnings (GAAP)
North America	$53.0	$51.5	$171.5	$160.6
Rest of World	30.0	26.9	84.3	67.6
Inter-segment earnings elimination	—	(0.1)	—	(0.1)

Total Segment Operating Earnings (GAAP)	$83.0	$78.3	$255.8	$228.1

Adjustments
North America	$3.3	$5.2	$11.0	$18.3
Rest of World	—	—	—	—

Total Adjustments	$3.3	$5.2	$11.0	$18.3

Adjusted Segment Operating Earnings
North America	$56.3	$56.7	$182.5	$178.9
Rest of World	30.0	26.9	84.3	67.6
Inter-segment earnings elimination	—	(0.1)	—	(0.1)

Total Adjusted Segment Operating Earnings	$86.3	$83.5	$266.8	$246.4

Additional information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Adjustments: North America Segment
Non-operating pension costs	$3.3	$3.9	$11.0	$11.1
Restructuring and impairment expenses	—	1.3	—	18.2
Settlement income	—	—	—	(11.0)

Total North America Segment Adjustments	$3.3	$5.2	$11.0	$18.3

A. O. SMITH CORPORATION

Adjusted 2014 EPS Guidance and Adjusted 2013 EPS

(unaudited)

The following is a reconciliation of diluted EPS to adjusted EPS (non-GAAP) (all items are net of tax):

	2014 Guidance	2013
Diluted EPS (GAAP)	$2.23 - 2.27	$1.83
Non-operating pension costs per diluted share	0.14	0.13
Restructuring and impairment expenses per diluted share	—	0.17
Settlement income per diluted share	—	(0.07)

Adjusted EPS	$2.37 - 2.41	$2.06

Critical Accounting Policies

The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the U.S. which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2013. We believe that as of September 30, 2014 there has been no material change to this information.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

In the third quarter of 2014, we began the implementation of a new global enterprise resource planning system. This multi-year initiative is being conducted in phases and includes modifications to the design and operation of controls over financial reporting. We are testing internal controls over financial reporting for design effectiveness prior to implementation of each phase, and we have monitoring controls in place over the implementation of these changes.

Except as described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Forward Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. All statements regarding 2015 outlook are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: uncertain costs, savings and timeframes associated with the implementation of the new enterprise resource planning system; potential weakening in the high efficiency boiler segment in the U.S.; the ability to execute our acquisition strategy; significant volatility in raw material prices; competitive pressures on the company’s businesses; inability to implement pricing actions; instability in the company’s replacement markets; strength or duration of any recoveries in U.S. residential or commercial construction; a slowdown in the growth of the Chinese economy; foreign currency fluctuations; and adverse general economic conditions and capital market deterioration.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 8, 2013, our board of directors approved a stock repurchase program authorizing the purchase of 2,000,000 shares of our common stock. On April 7, 2014, our board of directors approved adding 1,500,000 shares of common stock to the existing discretionary share repurchase authority. Under the share repurchase program, the company’s common stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our board of directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In the third quarter of 2014, we repurchased 531,283 shares at an average price of $48.56 per share and at a total cost of $25.8 million. As of September 30, 2014, there were 841,293 shares remaining on the existing repurchase authority.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 1 – July 31, 2014	191,295	$48.52	191,295	1,181,281
August 1 – August 31, 2014	177,400	48.04	177,400	1,003,881
September 1 – September 30, 2014	162,588	49.17	162,588	841,293

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS

Refer to the Exhibit Index on page 29 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

November 3, 2014	/s/ Daniel L. Kempken
Daniel L. Kempken
Vice President and Controller

November 3, 2014	/s/ John J. Kita
John J. Kita
Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2014 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Earnings for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2014, and December 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (v) the Notes to Condensed Consolidated Financial Statements