Form 10-K
period 2014-12-31
SMITH A O CORP
filed 2015-02-18
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-475

A. O. Smith Corporation

(Exact name of registrant as specified in its charter)

Delaware	39-0619790
(State of Incorporation)	(I.R.S. Employer Identification No.)

11270 West Park Place, Milwaukee, Wisconsin	53224-9508
(Address of Principal Executive Office)	(Zip Code)

(414) 359-4000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Shares of Stock Outstanding February 10, 2015	Name of Each Exchange on Which Registered
Class A Common Stock (par value $5.00 per share)	13,154,884	Not listed

Common Stock (par value $1.00 per share)	76,210,645	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No

The aggregate market value of voting stock held by non-affiliates of the registrant was $32,788,741 for Class A Common Stock and $3,975,224,843 for Common Stock as of June 30, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the company’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference in Part III).

A. O. Smith Corporation

Index to Form 10-K

Year Ended December 31, 2014

PART 1

ITEM 1 - BUSINESS

Our company is comprised of two reporting segments: North America and Rest of World. Our Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential gas, gas tankless and electric water heaters. Both segments primarily serve their respective regions of the world. Our North America segment also manufactures and markets specialty commercial water heating equipment, condensing and non-condensing boilers and water systems tanks. Our Rest of World segment also manufactures and markets water treatment products, primarily for Asia.

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

	Years Ended December 31 (dollars in millions)
	2014	2013	2012	2011	2010
North America	$1,621.7	$1,520.0	$1,430.8	$1,289.5	$1,155.4

Rest of World	768.3	668.0	542.5	455.6	368.9

Inter-segment	(34.0)	(34.2)	(34.0)	(34.6)	(35.0)

Total Sales	$2,356.0	$2,153.8	$1,939.3	$1,710.5	$1,489.3

NORTH AMERICA

Sales in our North America segment increased 6.7 percent or $101.7 million in 2014 compared with the prior year. The sales increase in 2014 benefitted from higher volumes of water heaters and boilers in the U.S., which were partially offset by lower water heater sales in Canada, primarily due to a decline in the value of the Canadian dollar of approximately seven percent versus the U.S. dollar. Our Lochinvar brand, which we acquired in August 2011, incrementally added approximately $143 million of sales in 2012 compared to 2011. Approximately 40 percent of Lochinvar-branded sales consist of residential and commercial water heaters while the remaining 60 percent of Lochinvar-branded sales consist primarily of boilers and related parts.

We serve residential and commercial end markets in North America with a broad range of products including:

Water heaters. Our residential and commercial water heaters come in sizes ranging from 2.5 gallon (point-of-use) models to 12,500 gallon products with varying efficiency ranges. We offer electric, natural gas, gas tankless and liquid propane models as well as solar tank units. Our North American residential water heater sales in 2014 were approximately $1 billion or 62 percent of North America sales. Typical applications for our water heaters include residences, restaurants, hotels and motels, laundries, car washes and small businesses.

Boilers. Our residential and commercial boilers range in size from 40,000 British Thermal Units (BTUs) to 5.0 million BTUs. Our commercial boilers are used primarily in space heating applications for hospitals, schools, hotels and other large commercial buildings.

Other. Our North America segment also manufactures expansion tanks, commercial solar water heating systems, swimming pool and spa heaters, and related products and parts.

A significant portion of the sales in our North America segment is derived from the replacement of existing products.

We are the largest manufacturer and marketer of water heaters in North America, and we have a leading share in both the residential and commercial markets. In the commercial market, we believe our comprehensive product line including boilers and our high-efficiency products give us a competitive advantage in this portion of the water heating industry. Our wholesale distribution channel includes more than 1,200 independent wholesale plumbing distributors with more than 4,400 selling locations serving residential and commercial end markets. We also sell our residential water heaters through the retail channel. In this channel, our customers include five of the seven largest national hardware and home center chains, including long-standing exclusive relationships with both Lowe’s and Sears. Our boiler distribution channel is primarily comprised of manufacturer representative firms.

We acquired Lochinvar in 2011 for approximately $435 million including an earn-out provision that resulted in a payment of $13.5 million in December 2012. Our Lochinvar brand is one of the leading brands of residential and commercial boilers in the United States (U.S.).

Our energy efficient product offerings continue to be a sales driver of our business. Our Cyclone product family and our condensing boilers continue to be an option for commercial customers looking for high efficiency water and space heating with a short payback period through energy savings. We offer residential heat pump, condensing tank-type and tankless water heaters in North America, as well as other higher efficiency water heating solutions to round out our energy efficient product offerings.

We sell our water heating products in highly competitive markets. We compete in each of our targeted market segments based on product design, quality of products and services, performance and price. Our principal water heating and boiler competitors in North America include Rheem, Bradford White, Rinnai and Aerco. Numerous other manufacturing companies also compete.

REST OF WORLD

Sales in our Rest of World segment increased 15.0 percent, or $100.3 million, in 2014 compared with the prior year. An 18.4 percent increase in sales in China to $694.0 million was the primary source of the increase.

We have operated in China for almost 20 years. In that time, we have been aggressively expanding our presence while building A. O. Smith brand recognition in the Chinese residential and commercial markets. The Chinese water heater market is predominantly comprised of electric wall-hung, solar and gas tankless water heaters. We believe we are one of the leading suppliers of water heaters to the residential market in China, with a broad product offering including electric, gas, gas tankless, heat pump and solar units as well as combi boilers. We also manufacture and market water treatment products primarily for the residential market.

We sell water heaters in more than 7,000 retail outlets in China, of which over 1,600 exclusively sell our products. In addition, our water treatment products are sold in 4,500 retail outlets in China. Online sales continue to grow in China and in 2014 exceeded $50 million.

In 2008, we established a sales office in India and began importing products specifically designed for India from our China operations. We began manufacturing water heaters in India in 2010. Our sales in India were $15.1 million in 2014, lower than in 2013 resulting from the weakness in the housing market and the termination of a co-branding relationship with our largest distributor.

Our primary competitor in China is Haier Appliances, a Chinese company, but we also compete with Midea in the electric water heater market and Rinnai and Noritz in the gas tankless and solar water heater markets. Additionally, we compete with numerous other Chinese private and state-owned water heater and water treatment companies in China. In India, we compete with Bajaj, MTS-Racold, Venus, Haier, Havells and numerous other companies.

In addition, we sell water heaters to the European and Middle Eastern markets and water treatment products in Turkey, all of which comprised approximately seven percent of total Rest of World sales in 2014.

RAW MATERIALS

Raw materials for our manufacturing operations, primarily consisting of steel, are generally available in adequate quantities. A portion of our customers are contractually obligated to accept price changes based on fluctuations in steel prices. There has been volatility in steel costs over the last several years.

RESEARCH AND DEVELOPMENT

To improve competitiveness by generating new products and processes, we conduct research and development at our Corporate Technology Center in Milwaukee, Wisconsin, at our Global Engineering Center in Nanjing, China, and at our operating locations. Total expenditures for research and development in 2014, 2013 and 2012 were $67.9 million, $57.8 million and $51.7 million, respectively.

PATENTS AND TRADEMARKS

We own and use in our businesses various trademarks, trade names, patents, trade secrets and licenses. We do not believe that our business as a whole is materially dependent upon any such trademark, trade name, patent, trade secret or license. However, our trade name is important with respect to our products, particularly in China, India and the U.S.

EMPLOYEES

Our operations employed approximately 12,400 employees as of December 31, 2014, primarily non-union.

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

We are committed to sound corporate governance and have documented our corporate governance practices by adopting the A. O. Smith Corporate Governance Guidelines. The Corporate Governance Guidelines, Criteria for Selection of Directors, Financial Code of Ethics, the A. O. Smith Guiding Principles, as well as the charters for the Audit, Personnel and Compensation, Nominating and Governance and the Investment Policy Committees of the Board of Directors and other corporate governance materials, may be viewed on the company’s website. Any waiver of or amendments to the Financial Code of Conduct or the A. O. Smith Guiding Principles also would be posted on this website; to date there have been none. Copies of these documents will be sent to stockholders free of charge upon written request of the corporate secretary at the address shown on the cover page of this Annual Report on Form 10-K.

ITEM 1A - RISK FACTORS

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

Our sales growth in China has averaged approximately 20 percent per year over the past three years and we anticipate sales growth of approximately two times the rate of China’s gross domestic product growth in 2015. We continue to expand capacity in China to meet local demand. If the growth rate of the Chinese economy were to experience a significant slowdown or urbanization was to stall, it could adversely affect our financial condition, results of operations and cash flows.

•	A material loss, cancellation, reduction, or delay in purchases by one or more of our largest customers could harm our business

Net sales to our five largest customers represented approximately 35 percent of our sales in 2014. We expect that our customer concentration will continue for the foreseeable future. Our dependence on sales to a relatively small number of customers makes our relationship with each of these customers important to our business. We cannot assure that we will be able to retain our largest customers. Some of our customers may shift their purchases of products to our competitors in the future. The loss of one or more of our largest customers, any material reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or our inability to execute on pricing actions could have a material adverse effect on our financial position, results of operations and cash flows.

•	An energy efficiency regulatory change, enacted as an amendment to the National Energy Conservation Act (NAECA III), will become effective on April 16, 2015 and could negatively impact our North American business

NAECA III increases the energy efficiency standards for U.S. residential water heaters and impacts approximately 80 percent of our U.S. residential products. Residential water heaters manufactured after April 15, 2015 must meet the new standards, however, our customers may continue to sell non-compliant water heaters after the NAECA III effective date. As a result of the breadth of this new standard, the changeover to the new compliant products extensively impacts our engineering, manufacturing, logistics operations and procurement activities. The new compliant products are more expensive to manufacture, and we have announced a price increase to our customers. We may experience operating inefficiencies and one-time costs as a result of the changeover to NAECA III compliant products that could materially impact our financial position, results of operations and cash flows. In addition we may not be able to recover all of our costs incurred in ensuring that our products are compliant with the NAECA III regulation due to uncertainty over pricing actions.

•	Our Lochinvar-branded sales’ growth could stall resulting in lower than expected sales and earnings

The compound annual growth rate of Lochinvar-branded revenues has been over ten percent per year since our acquisition of Lochinvar, largely due to the transition in the boiler industry in the U.S. from lower efficiency, non-condensing boilers to higher efficiency, condensing boilers as well as new product introductions. In 2003, approximately five percent of the boilers sold in the U.S. were condensing boilers and by 2013, the percentage had grown to approximately 40 percent and our Lochinvar brand is a leader in residential and commercial condensing boilers. We expect the transition to continue, which we believe would result in approximately ten percent growth in Lochinvar-branded sales in 2015 and annually for the foreseeable future after 2015 in conjunction with new product introductions. If the transition to higher efficiency, condensing boilers stalls as a result of lower energy costs, another recession occurs, or our competitors’ technologies surpass our technology, our growth rate could be lower than expected.

•	A portion of our business could be adversely affected by a decline in new residential and commercial construction or a decline in replacement related volume

The recovery in residential and commercial construction activity in North America remains fragile and construction could decline again after showing improvements in 2014. We believe that the majority of the business we serve is for replacement of existing products and replacement related volume growth was strong in 2013 and 2014. Changes in replacement volume and in the construction market could negatively affect us.

•	A failure in our implementation of a new enterprise resource planning system

We depend on information technology to record and process customers’ orders, manufacture and ship products in a timely manner, and maintain the financial accuracy of our business records. We are in the process of implementing a global enterprise resource planning system that is core to our efforts to redesign and deploy new processes and migrate to a common information system across our plants over a period of several years. There is no certainty that this system will deliver the expected benefits. Implementation may impact our ability to process transactions accurately and efficiently, which could increase costs and thereby impact profitability or otherwise impact our business. In addition, the failure to either deliver the application on time, or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers and revenue and profit.

•	We increasingly sell our products and operate outside the U.S., which may present additional risks to our business

Approximately 38 percent of our net sales in 2014 were attributable to products sold outside of the U.S., primarily in China and Canada and to a lesser extent in Europe and India. Approximately 7,100 of our 12,400 total employees as of December 31, 2014 were located in China. At December 31, 2014, approximately $355 million of our cash and marketable securities balances were located in China. International operations generally are subject to various risks, including political, religious, and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, the impact of foreign government regulations, the effects of income taxes, governmental expropriation, the imposition or increases in withholding and other taxes on remittances and other payments by foreign subsidiaries, labor relations problems, the imposition of environmental or employment laws, or other restrictions by foreign governments and differences in business practices. Unfavorable changes in the political, regulatory, and business climate could have a material adverse effect on our financial condition, results of operations and cash flows or our ability to repatriate funds to the U.S. As of December 31, 2014, approximately $542 million of cash, cash equivalents and marketable securities were held by our foreign subsidiaries. We would incur a cost to repatriate these funds to the U.S.

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

•	Acquisitions have contributed to our financial results and we may not be able to identify or complete future acquisitions, which could adversely affect our future growth

Acquisitions we have made have positively impacted our results of operations. While we will continue to evaluate potential acquisitions and intend to use a significant portion of our available capital for future acquisitions, we may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, utilize cash flows from operations, obtain regulatory approval for certain acquisitions, or otherwise complete acquisitions in the future. If we complete any future acquisitions, then we may not be able to successfully integrate the acquired businesses or operate them profitably or accomplish our strategic objectives for those acquisitions. If we complete any future acquisitions in new geographies, our unfamiliarity with local regulations and market customs may impact our ability to operate them profitably or achieve our strategic objectives for those acquisitions. Our level of indebtedness may increase in the future if we finance acquisitions with debt, which would cause us to incur additional interest expense and could increase our vulnerability to general adverse economic and industry conditions and limit our ability to service our debt or obtain additional financing. The impact of future acquisitions may have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our products are subject to a wide variety of statutory, regulatory and industry standards and requirements related to, among other items, energy efficiency, environmental emissions, labeling and safety. While we believe our products are currently efficient, safe and environment-friendly, a significant change to regulatory requirements, whether federal, foreign, state or local, or otherwise to industry standards, could substantially increase manufacturing costs, impact the size and timing of demand for our products, or put us at a competitive disadvantage, any of which could harm our business and have a material adverse effect on our financial condition, results of operations and cash flow.

•	Our business may be adversely impacted by product defects

Product defects can occur through our own product development, design and manufacturing processes or through our reliance on third parties for component design and manufacturing activities. We may incur various expenses related to product defects, including product warranty costs, product liability and recall or retrofit costs. While we maintain a reserve for product warranty costs based on certain estimates and our knowledge of current events and actions, our actual warranty costs may exceed our reserve, resulting in current period expenses and a need to increase our reserves for warranty charges. In addition, product defects and recalls may diminish the reputation of our brand. Further, our inability to cure a product defect could result in the failure of a product line or the temporary or permanent withdrawal from a product or market. Any of these events may have a material adverse impact on our financial condition, results of operations and cash flows.

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

The market prices for certain raw materials we purchase, primarily steel, have been volatile. Significant increases in the cost of any of the key materials we purchase could increase our cost of doing business and ultimately could lead to lower operating earnings if we are not able to recover these cost increases through price increases to our customers. Historically, there has been a lag in our ability to recover increased material costs from customers, and that lag could negatively impact our profitability. In addition, in some cases we are dependent on a limited number of suppliers for some of the raw materials and components we require in the manufacture of our products. A significant disruption or termination of the supply from one of these suppliers could delay sales or increase costs which could result in a material adverse effect on our financial condition, results of operations and cash flows.

•	We are subject to regulation of our international operations that could adversely affect our business and results of operations

Due to our global operations, we are subject to many laws governing international relations, including those that prohibit improper payments to government officials and restrict where we can do business, what information or products we can supply to certain countries and what information we can provide to a non-U.S. government, including but not limited to the Foreign Corrupt Practices Act and the U.S. Export Administration Act. Violations of these laws may result in criminal penalties or sanctions that could have a material adverse effect on our financial condition, results of operations and cash flows.

•	Our results of operations may be negatively impacted by product liability lawsuits and claims

Our water heating and boiler products expose us to potential product liability risks that are inherent in the design, manufacture, sale and use of our products. While we currently maintain what we believe to be suitable product liability insurance, we cannot be certain that we will be able to maintain this insurance on acceptable terms, that this insurance will provide adequate protection against potential liabilities or that our insurance providers will be able to ultimately pay all insured losses. In addition, we self-insure a portion of product liability claims. A series of successful claims against us could materially and adversely affect our reputation and our financial condition, results of operations and cash flows.

•	Our underfunded pension plans require future pension contributions which could limit our flexibility in managing our company

Due to the significant negative investment returns in 2008 and falling interest rates in recent years, the projected benefit obligations of our defined benefit pension plans exceeded the fair value of the plan assets by approximately $133 million at December 31, 2014. U.S. employees hired after January 1, 2010 have not participated in our defined benefit plan, and benefit accruals for the majority of current salaried and hourly employees ended on December 31, 2014. We are forecasting that we will not be required to make a contribution to the plan in 2015, and we do not plan to make any voluntary contributions. However, we cannot provide any assurance that contributions will not be required in the future. Among the key assumptions inherent in our actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If interest rates and actual rates of return on invested plan assets were to decrease significantly, our pension plan obligations could increase materially. The size of future required pension contributions could result in us dedicating a substantial portion of our cash flows from operations to making the contributions which could negatively impact our flexibility in managing the company.

•	We have significant goodwill and indefinite-lived intangible assets and an impairment of our goodwill or indefinite-lived intangible assets could cause a decline in our net worth

Our total assets include significant goodwill and indefinite-lived intangible assets. Our goodwill results from our acquisitions, representing the excess of the purchase prices we paid over the fair value of the net tangible and intangible assets we acquired. We assess whether there has been impairments in the value of our goodwill or indefinite-lived intangible assets during the fourth quarter of each calendar year or sooner if triggering events warrant. If future operating performance at our businesses does not meet expectations, we may be required to reflect non-cash charges to operating results for goodwill or indefinite-lived intangible asset impairments. The recognition of an impairment of a significant portion of goodwill or indefinite-lived intangible assets would negatively affect our results of operations and total capitalization, the effect of which could be material. A significant reduction in our stockholders’ equity due to an impairment of goodwill or indefinite-lived intangible assets may affect our ability to maintain the debt-to-capital ratio required under our existing debt arrangements. We have identified the valuation of goodwill and indefinite-lived intangible assets as a critical accounting policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Goodwill and Indefinite-lived Intangible Assets” included in Item 7 of this Annual Report on Form 10-K.

•	An inability to adequately maintain our information systems and their security, as well as to protect data and other confidential information, could adversely affect our business and reputation

In the ordinary course of business, we collect and store sensitive data and information, including our proprietary and regulated business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our employees. Our information systems, like those of other companies, are susceptible to outages due to natural disasters, power loss, telecommunications failures, viruses, break-ins and similar events, or breaches of security. We continue to take steps to maintain and improve data security and address these risks and uncertainties by implementing security technologies, internal controls, network and data center resiliency and recovery processes. However, any operations failure or breach of security from increasingly sophisticated cyber threats could lead to the loss or disclosure of both our and our customers’ financial, product and other confidential information and could result in regulatory actions and have a material adverse effect on our business and reputation.

•	Certain members of the founding family of our company and trusts for their benefit have the ability to influence all matters requiring stockholder approval

We have two classes of common equity: our Common Stock and our Class A Common Stock. The holders of Common Stock currently are entitled, as a class, to elect only one-third of our board of directors. The holders of Class A Common Stock are entitled, as a class, to elect the remaining directors. Certain members of the founding family of our company and trusts for their benefit (Smith Family) have entered into a voting trust agreement with respect to shares of our Class A Common Stock and shares of our Common Stock they own. As of December 31, 2014 these members of the Smith Family own approximately 61.0 percent of the total voting power of our outstanding shares of Class A Common Stock and Common Stock, taken together as a single class, and approximately 95.6 percent of the voting power of the outstanding shares of our Class A Common Stock, as a separate class. Due to the differences in the voting rights between shares of our Common Stock and shares of our Class A Common Stock, the Smith Family is in a position to control to a large extent the outcome of matters requiring a stockholder vote, including the adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. This ownership position may increase if other members of the Smith Family enter into the voting trust agreement, and the voting power relating to this ownership position may increase if shares of our Class A Common Stock held by stockholders who are not parties to the voting trust agreement are converted into shares of our Common Stock. The voting trust agreement provides that in the event one of the parties to the voting trust agreement wants to withdraw from the trust or transfer any of its shares of our Class A Common Stock, such shares of our Class A Common Stock are automatically exchanged for shares of our Common Stock held by the trust to the extent available in the trust. In addition, the trust will have the right to purchase the shares of our Class A Common Stock and our Common Stock proposed to be withdrawn or transferred from the trust. As a result, the Smith Family members that are parties to the voting trust agreement have the ability to maintain their collective voting rights in our company even if certain members of the Smith Family decide to transfer their shares.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Properties utilized by us at December 31, 2014 were as follows:

North America

In this segment we have 12 manufacturing plants located in five states and two non-U.S. countries, of which ten are owned directly by us or our subsidiaries and two are leased from outside parties. The terms of leases in effect at December 31, 2014 expire in 2015 and 2016.

Rest of World

In this segment we have seven manufacturing plants located in four non-U.S. countries, of which three are owned directly by us or our subsidiaries and four are leased from outside parties. Initial lease terms generally provide for minimum terms of one to 20 years and have one or more renewal options. The terms of leases in effect at December 31, 2014 expire between 2015 and 2027.

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

ITEM 3 - LEGAL PROCEEDINGS

We are involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of our business involving product liability, property damage, insurance coverage, exposure to asbestos and other substances, patents and environmental matters, including the disposal of hazardous waste. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, we believe, based on past experience, adequate reserves and insurance availability, that these unresolved legal actions will not have a material effect on our financial position or results of operations. A more detailed discussion of certain of these matters appear in Note 15 of Notes to Consolidated Financial Statements.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction of G(3) of Form 10-K, the following is a list of the executive officers which is included as an unnumbered Item in Part I of this report in lieu of being included in our Proxy Statement for our 2015 Annual Meeting of Stockholders.

Name (Age)	Positions Held	Period Position Was Held

Stephen S. Anderson (66)	Senior Vice President – Manufacturing and Supply Chain	2011 to Present

	Senior Vice President – Manufacturing and Supply Chain – A. O. Smith Water Products Company	2004 to 2011

Randall S. Bednar (62)	Senior Vice President – Chief Information Officer	2007 to Present

	Senior Vice President – Information Technology	2006

	Vice President – Information Technology	2001 to 2006

Wilfridus M. Brouwer (56)	Senior Vice President	2013 to Present

	President – A. O. Smith Holdings (Barbados) SRL	2013 to Present

	Senior Vice President – Asia	2009 to 2012

	President and General Manager – A. O. Smith (China) Investment Co., Ltd.	2009 to 2012

Wei Ding (52)	Senior Vice President	2013 to Present

	President – A.O. Smith (China) Investment Co., Ltd.; General Manager – A.O. Smith (China) Water Heater Co., Ltd. and A.O. Smith (Shanghai) Water Treatment Products Co. Ltd.	2013 to Present

	President and General Manager – A. O. Smith (China) Water Heater Co., Ltd.	2013

	Senior Vice President – A. O. Smith Water Products Company	2011 to 2012

	Vice President – China – A. O. Smith Water Products Company	2006 to 2011

	General Manager – A. O. Smith (China) Water Heater Co., Ltd.	1999 to 2012

Robert J. Heideman (48)	Senior Vice President – Chief Technology Officer	2013 to Present

	Senior Vice President – Engineering & Technology	2011 to 2012

	Senior Vice President – Corporate Technology	2010 to 2011

	Vice President – Corporate Technology	2007 to 2010

	Director – Materials	2005 to 2007

	Section Manager	2002 to 2005

Name (Age)	Positions Held	Period Position Was Held

John J. Kita (59)	Executive Vice President and Chief Financial Officer	2011 to Present

	Senior Vice President, Corporate Finance and Controller	2006 to 2011

	Vice President, Treasurer and Controller	1996 to 2006

	Treasurer and Controller	1995 to 1996

	Assistant Treasurer	1988 to 1994

Charles T. Lauber (52)	Senior Vice President, Strategy and Corporate Development	2013 to Present

	Senior Vice President – Chief Financial Officer – A. O. Smith Water Products Company	2006 to 2012

	Vice President – Global Finance – A. O. Smith Electrical Products Company	2004 to 2006

	Vice President and Controller – A. O. Smith Electrical Products Company	2001 to 2004

	Director of Audit and Tax	1999 to 2001

Mark A. Petrarca (51)	Senior Vice President – Human Resources and Public Affairs	2006 to Present

	Vice President – Human Resources and Public Affairs	2005 to 2006

	Vice President – Human Resources – A. O. Smith Water Products Company	1999 to 2004

Ajita G. Rajendra (63)	Chairman, President and Chief Executive Officer	2014 to Present

	President and Chief Executive Officer	2013 to 2014

	President and Chief Operating Officer	2011 to 2012

	Executive Vice President	2006 to 2011

	President – A. O. Smith Water Products Company	2005 to 2011

	Senior Vice President	2005 to 2007

	Senior Vice President – Industrial Products Group, Kennametal Inc.	1998 to 2004

James F. Stern (52)	Executive Vice President, General Counsel and Secretary	2007 to Present

	Partner – Foley & Lardner LLP	1997 to 2007

William L. Vallett Jr. (55)	Senior Vice President	2013 to Present

	Chief Executive Officer – Lochinvar, LLC	2012 to Present

	Chief Executive Officer – Lochinvar Corporation	1992 to 2012

Name (Age)	Positions Held	Period Position Was Held

Kevin J. Wheeler (55)	Senior Vice President	2013 to Present

	President and General Manager – North America, India and Europe Water Heating	2013 to Present

	Senior Vice President and General Manager – North America, India and Europe – A. O. Smith Water Products Company	2011 to 2012

	Senior Vice President and General Manager – U.S. Retail – A. O. Smith Water Products Company	2007 to 2011

	Vice President – International – A. O. Smith Water Products Company	2004 to 2007

	Managing Director – A. O. Smith Water Products Company B.V.	1999 to 2004

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

(a)	Market Information. Our Common Stock is listed on the New York Stock Exchange under the symbol AOS. Our Class A Common Stock is not listed. Wells Fargo Shareowner Services, N.A., P.O. Box 64854, St. Paul, Minnesota, 55164-0854 serves as the registrar, stock transfer agent and the dividend reinvestment agent for our Common Stock and Class A Common Stock.

Quarterly Common Stock Price Range

2014	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$53.98	$51.17	$50.91	$57.16
Low	44.56	44.14	46.36	44.60

2013	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$37.43	$40.36	$46.09	$55.18
Low	31.01	33.35	36.32	42.72

(b)	Holders. As of January 31, 2015, the approximate number of stockholders of record of Common Stock and Class A Common Stock were 720 and 220, respectively.

(c)	Dividends. Dividends declared on the common stock are shown in Note 17 of Notes to Consolidated Financial Statements appearing elsewhere herein.

(d)	Stock Repurchases. In 2007, our board of directors authorized the purchase of up to 3,000,000 shares (split adjusted), and in December 2010, our board of directors ratified that authorization. In 2013, our board of directors authorized the purchase of an additional 2,000,000 shares of our common stock. In 2014, our board of directors authorized the purchase of an additional 3,500,000 shares of our common stock. Under the share repurchase program, our common stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchase will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our board of directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In 2014, we repurchased 2,154,783 shares at an average price of $48.19 per share and at a total cost of $103.8 million. As of December 31, 2014, there were 2,497,993 shares remaining on the existing repurchase authorization.

The following table sets forth the number of shares of common stock we repurchased during the fourth quarter of 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 1 - October 31, 2014	191,200	$47.50	191,260	650,093
November 1 - November 30, 2014	83,500	53.25	83,500	566,593
December 1 - December 31, 2014	68,600	54.17	68,600	2,497,993

(e)	Performance Graph. The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The graph below shows a five-year comparison of the cumulative shareholder return on our Common Stock with the cumulative total return of the Standard & Poor’s (S&P) Mid Cap 400 Index and the Russell 1000 Index, both of which are published indices.

Comparison of Five-Year Cumulative Total Return

From December 31, 2009 to December 31, 2014

Assumes $100 Invested with Reinvestment of Dividends

	Base Period	INDEXED RETURNS
Company/Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
A. O. SMITH CORP	100.0	133.8	143.2	228.3	394.82	417.95
S&P MID CAP 400 INDEX	100.0	126.7	124.0	146.0	194.9	214.0
RUSSELL 1000 INDEX	100.0	116.1	134.8	156.9	208.9	236.5

ITEM 6 - SELECTED FINANCIAL DATA

(dollars in millions, except per share amounts)
	Years ended December 31
	2014	2013(1)	2012	2011(2),(3)	2010(4)
Net sales - continuing operations	$2,356.0	$2,153.8	$1,939.3	$1,710.5	$1,489.3

Earnings (loss)
Continuing operations	207.8	169.7	162.6	111.2	57.1
Discontinued operations	—	—	(3.9)	194.5	54.4

Net earnings	207.8	169.7	158.7	305.7	111.5
Net loss attributable to noncontrolling interest:
Continuing operations	—	—	—	—	0.2

Net earnings attributable to A. O. Smith Corporation	$207.8	$169.7	$158.7	$305.7	$111.7

Basic earnings (loss) per share of common stock(1),(4)
Continuing operations	$2.30	$1.84	$1.76	$1.20	$0.63
Discontinued operations	—	—	(0.04)	2.11	0.59

Net earnings	$2.30	$1.84	$1.72	$3.31	$1.22

Diluted earnings (loss) per share of common stock(1),(4)
Continuing operations	$2.28	$1.83	$1.75	$1.19	$0.62
Discontinued operations	—	—	(0.04)	2.09	0.59

Net earnings	$2.28	$1.83	$1.71	$3.28	$1.21

Cash dividends per common share(1),(4)	$0.60	$0.46	$0.36	$0.30	$0.27

	December 31
	2014	2013	2012	2011	2010
Total assets	$2,515.3	$2,391.5	$2,278.8	$2,349.0	$2,110.6
Long-term debt(5)	210.1	177.7	225.1	443.0	242.4
Total stockholders’ equity	1,381.3	1,328.7	1,194.1	1,085.8	881.4

(1)	In April 2013, we declared a 100 percent stock dividend to holders of Common Stock and Class A Common Stock which is not included in cash dividends. Basic and diluted earnings per share are calculated using the weighted average shares outstanding which were restated for all periods presented to reflect the stock dividend.
(2)	In August 2011, we sold EPC which is reflected as a discontinued operation for all periods presented.
(3)	In August 2011, we acquired Lochinvar.
(4)	In October 2010, we declared a 50 percent stock dividend to holders of Common Stock and Class A Common Stock which is not included in cash dividends. Basic and diluted earnings per share are calculated using the weighted average shares outstanding which were restated for all periods presented to reflect the stock dividend.
(5)	Excludes the current portion of long-term debt.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our company is comprised of two reporting segments: North America and Rest of World. Our Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential and commercial gas, gas tankless and electric water heaters. Both segments primarily manufacture and market in their respective region of the world. Our North America segment also manufactures and globally markets specialty commercial water heating equipment, condensing and non-condensing boilers and water systems tanks. Our Rest of World segment also manufactures and markets water treatment products, primarily for Asia. On August 22, 2011, we sold our electrical products business (EPC) to Regal Beloit Corporation (RBC) for approximately $760 million in cash and approximately 2.83 million shares of RBC common stock valued at $140.6 million as of that date. Due to the sale, EPC has been reflected as a discontinued operation in the accompanying financial statements for all periods presented. In 2014 our North America segment sales were $1,621.7 million and our Rest of World segment sales were $768.3 million.

Sales of our products in China grew significantly in 2014. We expect sales in 2015 in China to grow at the rate of approximately two times the rate of China’s gross domestic product (GDP) growth, as we believe overall water heater market growth, geographic expansion, market share gains, growth in water treatment and improved product mix will contribute to our growth. The residential replacement market contributed significantly to 2014 sales in our North America segment. Our 2014 North America residential unit sales grew mid-single digits compared to the prior year and commercial sales showed similar unit growth. We expect both North America residential and commercial water heater industry unit growth to be flat or show modest growth in 2015, due to growth the industry experienced in 2014 in excess of the growth rate of the U.S. GDP and the 2014 fourth quarter pre-buy we believe occurred in advance of a regulatory change requiring increased energy efficiency from residential water heaters. Lochinvar-branded products contributed $275 million to our net sales in 2014, and we expect ten percent sales growth of Lochinvar-branded products in 2015, driven by sales of higher efficiency products and the introduction of new products particularly condensing boilers. Approximately 40 percent of Lochinvar-branded sales consist of residential and commercial water heaters while the remaining 60 percent of Lochinvar-branded sales consist primarily of boilers and related parts.

Our stated acquisition strategy includes a number of our water-related strategic initiatives. We will look to continue to grow our core residential and commercial water heating, boiler and water treatment businesses throughout the world. We will also continue to look for opportunities to add to our existing operations in the high growth regions of China and India.

Consistent with our stated strategy to expand our core product offering, we acquired Lochinvar in 2011. Lochinvar, one of the leading manufacturers of residential and commercial boilers in the U.S., fit squarely within our stated strategic growth initiative to expand our core water heating business. In 2013, approximately 40 percent of boilers sold in the U.S. were condensing boilers, compared with five percent ten years ago. Our Lochinvar brand is a leading brand of higher efficiency, condensing boilers. We expect the transition in the U.S. to higher efficiency boilers will continue into the foreseeable future.

RESULTS OF OPERATIONS

Our sales in 2014 were a record $2,356.0 million surpassing 2013 sales of $2,153.8 million by 9.4 percent. The increase in sales was due to higher volumes of water heaters and boilers in the U.S as well as an 18.4 percent increase in sales to $694.0 million of water heaters and water treatment products in China. Our sales in 2013 were higher than 2012 sales of $1,939.3 million by 11.1 percent. The 2013 increase in sales was attributable to higher sales in China and higher volumes of residential and commercial water heaters and boilers in the U.S. Sales of water heaters and water treatment products in China grew 25.3 percent to $586.3 million in 2013 as compared to 2012.

Our gross profit margin in 2014 increased to 36.5 percent from 35.9 percent in 2013. The impact of increased sales volumes of water heaters and boilers in the U.S., partially offset by higher material costs in the U.S., as well as higher volumes of water heaters and water treatment products in China contributed to higher gross profit margins in 2014. Our gross profit margin in 2013 increased 2.3 percent from 33.6 percent in 2012. The higher gross profit margin in 2013 was primarily due to the contribution from increased sales volumes of water heaters and boilers in the U.S., lower material costs in the U.S., and higher sales of water heaters and water treatment products in China as well as higher priced product mix as a result of product introductions with higher value features in China.

Selling, general and administrative (SG&A) expenses were $47.6 million higher in 2014 than in 2013. The increase in SG&A expenses in 2014 to $572.1 million was primarily due to higher selling and advertising costs in support of increased volumes in North America and China and approximately $9 million of incremental planned enterprise resource planning system (ERP) implementation costs. SG&A expenses were $74.0 million higher in 2013 than in 2012 primarily due to higher selling and advertising expenses in support of increased volumes in North America and China and higher pension expenses in North America.

On March 28, 2013, our board of directors approved a plan to transfer residential water heater production from our Fergus, Ontario plant to our other North American facilities. The majority of our production was consolidated in the second quarter of 2013. As a result of the capacity rationalization, we incurred pre-tax restructuring and impairment expenses of $22.0 million in 2013 related to employee severance costs, impairments of assets and equipment relocation costs. These activities are reflected in the “Restructuring, impairment and settlement expenses (income) net” line in the accompanying financial statements.

In addition, included in operating earnings in 2013 is a pre-tax gain of $11.0 million resulting from a settlement with a former supplier related to previous overcharges and warranty costs. Operating earnings in 2012 included a pre-tax gain of $3.9 million associated with a legal settlement with a component supplier for our Canadian operations. These gains are also reflected in the “Restructuring, impairment and settlement expenses (income) net” line in the accompanying financial statements.

Also included in 2012 operating earnings is a $3.3 million favorable adjustment related to the finalization of an earn-out obligation from our acquisition of Lochinvar. The earn-out adjustment is reflected as “Contingent consideration adjustment” in the accompanying financial statements.

Pension expense in 2014 was $28.6 million compared to $27.9 million in 2013 and $13.8 million in 2012. The increases in pension expense in 2014 and 2013 were primarily due to increases in the amortization of unrecognized net actuarial losses in these years in addition to decreases in the expected rate of return on plan assets.

Interest expense was $5.7 million in 2014, unchanged from 2013. Interest expense in 2012 was $9.2 million. The higher interest expense in 2012 was due to higher debt levels as a result of the Lochinvar acquisition in 2011. In addition, in 2011 we sold EPC to RBC and received 2.83 million shares of RBC common stock. During 2012 we sold all of our shares of RBC common stock, the net proceeds of which were used to pay down debt in 2012.

Other income was $5.2 million in 2014 compared to $3.8 million in 2013. The increase in other income in 2014 is primarily due to higher interest income. Other income of $34.3 million in 2012 was primarily comprised of $27.2 million of pre-tax gains on the sale of the shares of RBC common stock received in the sale of EPC, net of the impact of the RBC share collar described below with most of the remainder of 2012 net other income resulting from interest income on investments resulting from the sale of EPC. We received the RBC common stock in August 2011 under an agreement that we executed in December 2010. The RBC share price appreciated in 2011 during which we entered into an equity collar contract for 50 percent of the shares that we expected to receive to protect a portion of the appreciation. The collar did not qualify for hedge accounting and therefore was adjusted to fair value through earnings from continuing operations.

Our effective tax rate was 27.5 percent in 2014, compared with 28.2 percent in 2013 and 30.4 percent in 2012. The rate decline from 2012 to 2013 is primarily due to increased profits in jurisdictions with lower enacted income tax rates than the U.S., principally China.

Our 2012 net earnings include discontinued operations after-tax losses of $3.9 million, or $.04 per diluted share, related to the sale of EPC which occurred in 2011. Included in discontinued operations in 2012 was $6.4 million of expense representing the correction of an error primarily due to our calculation of taxes due upon repatriation of undistributed foreign earnings.

North America

Our North America segment sales were $1,621.7 million in 2014 or $101.7 million higher than sales of $1,520.0 million in 2013. The sales increase in 2014 benefitted from higher volumes of water heaters and boilers in the U.S. which were partially offset by lower water heater sales in Canada, primarily due to a decline in the value of the Canadian dollar of approximately seven percent versus the U.S. dollar. Sales in 2013 were $89.2 million higher than sales of $1,430.8 million in 2012. The sales increase in 2013 was primarily due to higher sales of residential and commercial water heaters and boilers in the U.S.

North America operating earnings were $238.7 million in 2014 as compared to operating earnings of $211.9 million and $199.8 million in 2013 and 2012, respectively. Adjusted segment operating earnings were $253.4 million in 2014 as compared to adjusted segment operating earnings of $237.7 million and $197.0 million in 2013 and 2012, respectively. Higher operating earnings and adjusted operating earnings in 2014 were primarily due to higher volumes in the U.S. which were partially offset by higher material costs and approximately $9 million of incremental planned ERP implementation costs. Operating margins were 14.7 percent in 2014 and 13.9 percent in 2013. Adjusted segment operating margins were 15.6 percent in both 2014 and 2013. In 2012, operating margins were 14.0 percent and adjusted operating margins were 13.8 percent. Higher adjusted segment operating margins in 2013 as compared to 2012 were primarily due to higher incremental margins associated with increased volumes of water heaters and boilers in the U.S. as well as lower material costs.

Adjusted segment operating earnings in 2014 exclude $14.7 million of pre-tax non-operating pension costs. Adjusted segment operating earnings in 2013 exclude $22.0 million of pre-tax restructuring and impairment charges associated with the transfer of production from Fergus, Ontario, an $11.0 million pre-tax gain on the settlement with a former supplier and $14.8 million of pre-tax non-operating pension costs. Adjusted segment operating earnings in 2012 exclude a pre-tax gain of $3.9 million associated with a legal settlement with a component supplier for our Canadian operations, a $3.3 million favorable adjustment to our estimate of the Lochinvar earn-out obligation and $4.4 million of pre-tax non-operating pension costs.

In order to provide improved transparency into the operating results of our business, we are providing non-GAAP measures (adjusted earnings, adjusted earnings per share, adjusted segment operating earnings and adjusted segment operating margins) that exclude certain items as well as non-operating pension costs consisting of interest cost, expected return on plan assets, amortization of actuarial gains (losses) and curtailments. Prior year results are provided on a comparable basis. Reconciliations to measures on a GAAP basis are provided later in this section. We do not plan to provide non-GAAP measures in 2015.

Rest of World

Sales for our Rest of World segment in 2014 were $768.3 million or $100.3 million higher than sales of $668.0 million in 2013 due to an 18.4 percent increase in sales in China, driven by increased demand for water heaters and water treatment products and higher priced product mix that was partially offset by lower sales in India resulting from weakness in the housing market and the termination of a co-branding relationship with our largest distributor. Sales for our Rest of World segment in 2013 were $125.5 million higher than sales of $542.5 million in 2012 due to increased demand for water heaters and water treatment products in China and market acceptance of our newer, higher value A. O. Smith branded products in China.

Rest of World operating earnings were $106.7 million in 2014 compared to operating earnings of $88.0 million and $59.6 million in 2013 and 2012, respectively. Segment operating margins were 13.9 percent in 2014 as compared to 13.2 percent and 11.0 percent in 2013 and 2012, respectively. Higher operating earnings and operating margins in 2014 were due to higher sales of water heaters and water treatment products in China as well as a higher priced product mix as a result of product introductions with higher value features which was partially offset by larger losses in India. Losses in India were $7.5 million in 2014, including approximately $1 million of product development and advertising expenses related to our planned 2015 launch of water treatment products. Higher operating earnings and margins in 2013 as compared to 2012 were due to higher volumes and a more favorable mix of water heaters and water treatment products in China that were partially offset by larger losses in India due to higher costs for new product introductions and brand building as well as devaluation of the Indian rupee.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $713.8 million at December 31, 2014 compared with $614.7 million and $608.3 million at December 31, 2013 and December 31, 2012 respectively. Cash generated by our business in China and sales-related increases in accounts receivable and inventory levels explain the majority of the increase in 2014. Sales-related increases in accounts receivable and inventory levels were partially offset by similar increases in accounts payable, resulting in essentially no change in working capital in 2013 as compared to 2012. As of December 31, 2014, all of the $541.9 million of cash, cash equivalents and marketable securities was held by our foreign subsidiaries. We would incur a cost to repatriate these funds to the U.S. and have an accrual of $50.7 million for the repatriation of a portion of these funds.

Operating cash provided by continuing operations during 2014 was $265.7 million compared with $282.2 million during 2013 and $171.8 million during 2012. Higher earnings in 2014 were more than offset by higher outlays for working capital. The improvement in cash flows in 2013 was primarily due to higher earnings from operations and lower outlays for working capital. We expect cash provided by operating activities in 2015 to be between $270 and $280 million.

Our capital expenditures were $86.1 million in 2014, $97.7 million in 2013 and $69.9 million in 2012. Included in 2014 capital expenditures was approximately $32 million related to our ERP implementation. Included in 2013 capital expenditures was approximately $45 million in China and India for the construction of a second water heater manufacturing plant in Nanjing, China and to continue the expansion of our manufacturing plant near Bangalore, India. The new plant in China, which opened in October 2013, is projected to add 50 percent more capacity, when fully utilized, to our China water heater operations to meet local demand. We also continue to expand our India plant to accommodate more water heater models, in-source some component manufacturing and meet local demand. Approximately $19 million of expenditures in 2013 related to the implementation of our new ERP system. We are projecting 2015 capital expenditures of between $100 and $110 million and 2015 depreciation and amortization of approximately $66 million. We expect capital spending in 2015 to include approximately $20 million related to our ERP implementation and approximately $30 million related to capacity expansion in China and in the U.S. for Lochinvar branded products to support growth.

In December 2012, we completed a $400 million multi-currency five year revolving credit facility with a group of eight banks. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of December 31, 2014.

The facility backs up commercial paper and credit line borrowings, and it expires on December 12, 2017. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings, as well as drawings under the facility are classified as long-term debt. At December 31, 2014, we had available borrowing capacity of $219.5 million under this facility. We believe that the combination of cash, available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt increased to $223.8 million at December 31, 2014 compared with $191.9 million at December 31, 2013, as our cash flows generated in the U.S were more than offset by our share repurchase activity. As a result, our leverage, as measured by the ratio of total debt to total capitalization, was 13.9 percent at the end of 2014 compared with 12.6 percent at the end of 2013.

Our U.S. pension plan continues to meet all funding requirements under ERISA regulations. We were not required to make a contribution to our pension plan in 2014 and we did not make any voluntary contributions. We forecast that we will not be required to make a contribution to the plan in 2015 and we do not plan to make any voluntary contributions in 2015. For further information on our pension plans, see Note 12 of the Notes to Consolidated Financial Statements.

During 2014, our board of directors authorized the purchase of an additional 3,500,000 shares of our common stock. In 2014, we repurchased 2,154,783 shares at an average price of $48.19 per share and at a total cost of $103.8 million. At December 31, 2014, a total of 2,497,993 shares remained on the existing repurchase authorization. Depending on factors such as stock price, working capital requirements and alternative investment opportunities, we expect to spend approximately $100 million on stock repurchase activity in 2015.

We have paid dividends for 75 consecutive years with payments increasing each of the last 23 years. We paid total dividends of $.60 per share in 2014 compared with $.46 per share in 2013. In January, 2015 we increased our dividend and anticipate paying total dividends of $.76 per share in 2015.

Discontinued operations financial information is provided in Note 2 of the Notes to Consolidated Financial Statements.

Aggregate Contractual Obligations

A summary of our contractual obligations as of December 31, 2014, is as follows:

(dollars in millions)		Payments due by period
Contractual Obligations	Total	Less Than 1 year	1 - 2 Years	3 - 5 Years	More than 5 years
Long-term debt	$223.8	$13.7	$202.1	$8.0	$—
Fixed rate interest	4.0	2.0	1.8	0.2	—
Operating leases	25.7	7.6	9.5	5.5	3.1
Purchase obligations	103.6	92.4	5.5	5.7	—
Pension and post-retirement obligations	159.7	1.3	3.8	8.8	145.8

Total	$516.8	$117.0	$222.7	$28.2	$148.9

As of December 31, 2014, our liability for uncertain income tax positions was $1.2 million. Due to the high degree of uncertainty regarding timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

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

Goodwill and Indefinite-lived Intangible Assets

In conformity with U.S. GAAP, goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. We perform impairment reviews for our reporting units using a fair-value method based on management’s judgments and assumptions. The fair value represents the estimated amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. We are subject to financial statement risk to the extent that goodwill and indefinite-lived intangible assets become impaired. Any impairment review is, by its nature, highly judgmental as estimates of future sales, earnings and cash flows are utilized to determine fair values. However, we believe that we conduct annual thorough and competent valuations of goodwill and indefinite-lived intangible assets and that there has been no impairment in goodwill or indefinite-lived assets in 2014.

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

Product liability

Due to the nature of our products, we are subject to product liability claims in the normal course of business. We maintain insurance to reduce our risk. Most insurance coverage includes self-insured retentions that vary by year. In 2014, we maintained a self-insured retention of $7.5 million per occurrence with an aggregate insurance limit of $125.0 million per occurrence.

We establish product liability reserves for our self-insured retention portion of any known outstanding matters based on the likelihood of loss and our ability to reasonably estimate such loss. There is inherent uncertainty as to the eventual resolution of unsettled matters due to the unpredictable nature of litigation. We make estimates based on available information and our best judgment after consultation with appropriate advisors and experts. We periodically revise estimates based upon changes to facts or circumstances. We also use an actuary to calculate reserves required for estimated incurred but not reported claims as well as to estimate the effect of adverse development of claims over time. At December 31, 2014 our reserve for product liability was $40.8 million.

Pensions

We have significant pension benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumption for the expected return on plan assets was 7.75 percent in 2014 compared to 8.00 percent in 2013. The discount rate used to determine net periodic pension costs increased to 4.85 percent in 2014 from 4.05 percent in 2013. For 2015, our expected return on plan assets is 7.75 percent and our discount rate is 4.05 percent.

In developing our expected return on plan assets, we evaluate our pension plan’s current and target asset allocation, the expected long-term rates of return of equity and bond indices and the actual historical returns of our pension plan. Our plan’s target allocation to equity managers is approximately 50 percent, with the remainder allocated primarily to bond managers and a small allocation to private equity managers and real estate managers. Our actual asset allocation as of December 31, 2014, was 50 percent to equity managers, 37 percent to bond managers, eight percent to real estate managers, four percent to private equity managers and the remainder in money market instruments. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. Our pension plan’s historical ten-year and 25-year compounded annualized returns are 6.9 percent and 9.6 percent, respectively. We believe that with our target allocation and the expected long-term returns of equity and bond indices as well as our actual historical returns, our 7.75 percent expected return on plan assets for 2015 is reasonable.

The discount rate assumptions used to determine future pension obligations at December 31, 2014 and 2013 were based on the AonHewitt AA Only Above Median yield curve, which was designed by AonHewitt to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The AA Only Above Median curve represents a series of annual discount rates from bonds with AA minimum average rating as rated by Moody’s Investor Service, Standard &Poor’s and Fitch Ratings. We will continue to evaluate our actuarial assumptions at least annually, and we will adjust the assumptions as necessary.

We estimate that we will recognize minimal pension expense in 2015 compared to $28.6 million in 2014. We have made changes to our pension plan including closing the plan to new entrants effective January 1, 2010, and the sunset of our plan for the majority of our employees on December 31, 2014 which we believe will significantly decrease pension expense beginning in 2015. Lowering the expected return on plan assets by 25 basis points would increase our net pension expense for 2015 by approximately $1.9 million. Lowering the discount rate by 25 basis points would decrease our 2015 net pension expense by approximately $0.1 million.

Non-GAAP Measures

We provide non-GAAP measures (adjusted earnings, adjusted earnings per share, and adjusted segment operating earnings) that exclude certain items as well as non-operating pension costs consisting of interest cost, expected return on plan assets, amortization of actuarial gains (losses) and curtailments. We believe that these components of pension cost better reflect ongoing operating related costs of providing pension benefits to our employees.

As such, we believe that the measures of adjusted earnings, adjusted earnings per share and adjusted segment operating earnings provide management and investors with a useful measure of our operational results. We have prepared quarterly and annual reconciliations of adjusted earnings, adjusted earnings per share and adjusted segment operating earnings for the years 2012-2014, which have been provided in the Supplemental Financial Data documents posted in the Investor Relations section on our website in addition to the following reconciliations.

A. O. SMITH CORPORATION

Adjusted Earnings and Adjusted EPS

(dollars in millions, except per share data)

(unaudited)

The following is a reconciliation of earnings and diluted earnings per share (EPS) to adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP):

	Years ended December 31,
	2014	2013	2012
Earnings from continuing operations (GAAP)	$207.8	$169.7	$162.6
Non-operating pension costs, before tax	21.7	19.7	6.8
Tax effect of non-operating pension costs	(8.5)	(7.8)	(2.6)
Restructuring and impairment expenses, before tax	—	22.0	—
Tax effect of restructuring and impairment expenses	—	(5.6)	—
Settlement income, before tax	—	(11.0)	(3.9)
Tax effect of settlement income	—	4.2	1.0
Contingent consideration adjustment, before tax	—	—	(3.3)
Tax effect of contingent consideration adjustment	—	—	1.3
Net gain on shares of Regal Beloit Corporation stock and collar adjustments, before tax	—	—	(27.2)
Tax effect of net gain on shares of Regal Beloit Corporation stock and collar adjustments	—	—	10.4

Adjusted Earnings	$221.0	$191.2	$145.1

Diluted continuing EPS (GAAP)	$2.28	$1.83	$1.75
Non-operating pension costs per diluted share, before tax	0.24	0.21	0.07
Tax effect of non-operating pension costs per diluted share	(0.09)	(0.08)	(0.03)
Restructuring and impairment expenses per diluted share, before tax	—	0.23	—
Tax effect of restructuring and impairment expenses per diluted share	—	(0.06)	—
Settlement income per diluted share, before tax	—	(0.12)	(0.04)
Tax effect of settlement income per diluted share	—	0.05	0.01
Contingent consideration adjustment per diluted share, before tax	—	—	(0.03)
Tax effect of contingent consideration adjustment per diluted share	—	—	0.01
Net gain on shares of Regal Beloit Corporation stock and collar adjustments per diluted share, before tax	—	—	(0.29)
Tax effect of net gain on shares of Regal Beloit Corporation stock and collar adjustments per diluted share	—	—	0.11

Adjusted EPS	$2.43	$2.06	$1.56

A. O. SMITH CORPORATION

Adjusted Segment Operating Earnings

(dollars in millions)

(unaudited)

The following is a reconciliation of segment operating earnings to adjusted segment operating earnings (non-GAAP):

	Years ended December 31,
	2014	2013	2012
Segment Operating Earnings (GAAP)
North America	$238.7	$211.9	$199.8
Rest of World	106.7	88.0	59.6
Inter-segment earnings elimination	(0.1)	—	—

Total Segment Operating Earnings (GAAP)	$345.3	$299.9	$259.4

Adjustments
North America	$14.7	$25.8	$(2.8)
Rest of World	—	—	—

Total Adjustments	$14.7	$25.8	$(2.8)

Adjusted Segment Operating Earnings
North America	$253.4	$237.7	$197.0
Rest of World	106.7	88.0	59.6
Inter-segment earnings elimination	(0.1)	—	—

Total Adjusted Segment Operating Earnings	$360.0	$325.7	$256.6

Additional information:

	Years ended December 31,
	2014	2013	2012
Adjustments: North America Segment
Non-operating pension costs	$14.7	$14.8	$4.4
Restructuring and impairment expenses	—	22.0	—
Settlement income	—	(11.0)	(3.9)
Contingent consideration adjustment	—	—	(3.3)

Total North America Segment Adjustments	$14.7	$25.8	$(2.8)

The following is a reconciliation of diluted earnings per share from continuing operations (GAAP) to diluted Adjusted EPS from continuing operations (non-GAAP). We will not report adjusted EPS for 2015:

	2015 Guidance	Year Ended
		2014	2013	2012
Diluted EPS from continuing operations (GAAP)	$2.65 - $2.80	$2.28	$1.83	$1.75
Non-operating pension costs per diluted share, net of tax		0.15	0.13	0.04
Restructuring and impairment expenses per diluted share, net of tax		—	0.17	—
Settlement income per diluted share, net of tax		—	(0.07)	(0.03)
Gain on sale of RBC shares and collar adjustment per diluted share, net of tax		—	—	(0.18)
Contingent consideration adjustment per diluted share, net of tax		—	—	(0.02)

Adjusted EPS from continuing operations		$2.43	$2.06	$1.56

Outlook

As we enter 2015, we continue to expect strong, profitable growth in China, driven by expected continued overall market growth, market share gains, improved product mix and water treatment growth. We expect sales in 2015 in China to grow at the rate of approximately two times the rate of China’s gross domestic product growth. In the U.S. we believe an expected continued transition from non-condensing, lower efficiency boilers to condensing, higher efficiency boilers, as well as continued new product introductions, will allow Lochinvar branded sales to continue the ten percent pace of growth in 2015. We believe residential and commercial water heater volumes in the U.S. will be flat or show modest growth in 2015, as we expect new construction activity to slowly improve. An energy efficiency regulatory change impacting approximately 80 percent of U.S. residential water heaters will become effective April 16, 2015. Our new compliant products are more expensive to manufacture, and we announced an average price increase of approximately 20 percent on these products. We expect some operating inefficiencies and one-time costs in the first half of 2015 as we implement the changeover to the new compliant residential water heater line.

Combining all these factors, we expect 2015 sales to increase approximately ten percent from 2014 and 2015 earnings to be in the range of $2.65 to $2.80 per share.

OTHER MATTERS

Environmental

Our operations are governed by a number of federal, foreign, state, local and environmental laws concerning the generation and management of hazardous materials, the discharge of pollutants into the environment and remediation of sites owned by the company or third parties. We have expended financial and managerial resources complying with such laws. Expenditures related to environmental matters were not material in 2014 and are not expected to be material in any single year. We have reserves associated with environmental obligations at various facilities and we believe these reserves are sufficient to cover reasonably anticipated remediation costs. Although we believe that our operations are substantially in compliance with such laws and maintain procedures designed to maintain compliance, there are no assurances that substantial additional costs for compliance will not be incurred in the future. However, since the same laws govern our competitors, we should not be placed at a competitive disadvantage.

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

We enter into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. At December 31, 2014, we had net foreign currency contracts outstanding of $141.5 million. Assuming a hypothetical ten percent movement in the respective currencies, the potential foreign exchange gain or loss associated with the change in rates would amount to $14.2 million. Gains and losses from our forward contract activities will be offset by gains and losses in the underlying transactions being hedged.

Our earnings exposure related to movements in interest rates is primarily derived from outstanding floating-rate debt instruments that are determined by short-term money market rates. At December 31, 2014, we had $180.5 million in outstanding floating-rate debt with a weighted-average interest rate of 1.3 percent at year end. A hypothetical ten percent annual increase or decrease in the year-end average cost of our outstanding floating-rate debt would result in a change in annual pre-tax interest expense of approximately $0.2 million.

Forward-Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: uncertain operating inefficiencies, costs and effects of pricing actions associated with the implementation of the National Appliance Energy Conservation Act update (NAECA III) energy efficiency standard change applicable to U.S. residential water heaters; uncertain cost savings and timeframes associated with the implementation of the new enterprises resources planning system; potential weakening in the high efficiency boiler segment in the U.S.; the ability to execute our acquisition strategy; significant volatility in raw material prices; competitive pressures on the company’s businesses; inability to implement pricing actions; instability in the company’s replacement markets; strength or duration of any recoveries in U.S. residential or commercial construction; a slowdown in the growth of the Chinese economy;

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” above.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

A. O. Smith Corporation

We have audited the accompanying consolidated balance sheets of A. O. Smith Corporation as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. O. Smith Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), A. O. Smith Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2015 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 17, 2015

CONSOLIDATED BALANCE SHEETS

December 31 (dollars in millions)
	2014	2013
Assets
Current Assets
Cash and cash equivalents	$319.4	$380.7
Marketable securities	222.5	105.3
Receivables	475.4	458.7
Inventories	208.3	193.4
Deferred income taxes	40.5	40.1
Other current assets	52.9	27.4

Total Current Assets	1,319.0	1,205.6

Net property, plant and equipment	427.7	391.3
Goodwill	428.8	433.5
Other intangibles	308.5	324.8
Other assets	31.3	36.3

Total Assets	$2,515.3	$2,391.5

Liabilities
Current Liabilities
Trade payables	$393.8	$387.1
Accrued payroll and benefits	70.3	61.7
Accrued liabilities	85.1	81.2
Product warranties	42.3	46.7
Long-term debt due within one year	13.7	14.2

Total Current Liabilities	605.2	590.9

Long-term debt	210.1	177.7
Deferred income taxes	21.4	21.0
Product warranties	93.9	89.9
Post-retirement benefit obligation	9.6	10.0
Pension liabilities	133.1	110.7
Other liabilities	60.7	62.6

Total Liabilities	1,134.0	1,062.8

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred Stock	—	—
Class A Common Stock (shares issued 13,220,470 and 13,288,516)	66.1	66.4
Common Stock (shares issued 82,133,326 and 82,065,280)	82.1	82.1
Capital in excess of par value	600.1	589.7
Retained earnings	1,135.5	982.2
Accumulated other comprehensive loss	(272.0)	(259.1)
Treasury stock at cost	(230.5)	(132.6)

Total Stockholders’ Equity	1,381.3	1,328.7

Total Liabilities and Stockholders’ Equity	$2,515.3	$2,391.5

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF EARNINGS

Years ended December 31 (dollars in millions, except per share amounts)
	2014	2013	2012

Continuing Operations
Net sales	$2,356.0	$2,153.8	$1,939.3
Cost of products sold	1,496.7	1,380.0	1,287.3

Gross profit	859.3	773.8	652.0
Selling, general and administrative expenses	572.1	524.5	450.5
Restructuring, impairment and settlement expenses (income) - net	—	11.0	(3.9)
Contingent consideration adjustment	—	—	(3.3)
Interest expense	5.7	5.7	9.2
Other income - net	(5.2)	(3.8)	(34.3)

Earnings before provision for income taxes	286.7	236.4	233.8
Provision for income taxes	78.9	66.7	71.2

Earnings from Continuing Operations	207.8	169.7	162.6

Discontinued Operations
Loss on sale of discontinued EPC operations, including tax provision of $6.4 in 2012	—	—	(3.9)

Net Earnings	$207.8	$169.7	$158.7

Net Earnings (Loss) Per Share of Common Stock
Continuing operations	$2.30	$1.84	$1.76
Discontinued operations	—	—	(0.04)

Net Earnings	$2.30	$1.84	$1.72

Diluted Net Earnings (Loss) Per Share of Common Stock
Continuing operations	$2.28	$1.83	$1.75
Discontinued operations	—	—	(0.04)

Net Earnings	$2.28	$1.83	$1.71

CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

Years ended December 31 (dollars in millions)
	2014	2013	2012
Net Earnings	$207.8	$169.7	$158.7
Other comprehensive (loss) earnings
Foreign currency translation adjustments	(16.6)	0.4	3.0
Unrealized net (loss) gain on cash flow derivative instruments, less related income tax benefit (provision) of $0.1 in 2014, $(0.2) in 2013 and $(0.6) in 2012	(0.1)	0.3	1.0
Change in pension liability less related income tax (provision) benefit of $(1.0) in 2014, $(39.7) in 2013 and $13.6 in 2012	3.8	60.7	(22.4)
Unrealized loss on investments less related income tax benefit of $0.7 in 2012	—	—	(1.2)

Comprehensive Earnings	$194.9	$231.1	$139.1

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended December 31 (dollars in millions)
	2014	2013	2012
Operating Activities
Net earnings	$207.8	$169.7	$158.7
Loss from discontinued operations	—	—	3.9
Adjustments to reconcile earnings from continuing operations to cash provided by operating activities:
Depreciation and amortization	59.8	59.7	54.6
Pension expense	28.6	27.9	13.8
Loss on disposal of assets	0.1	0.2	1.1
Unrealized gain on investment	—	—	(27.2)
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	(38.1)	20.5	(36.6)
Noncurrent assets and liabilities	7.5	4.2	3.5

Cash Provided by Operating Activities - continuing operations	265.7	282.2	171.8
Cash Used in Operating Activities - discontinued operations	(1.8)	(2.6)	(28.0)

Cash Provided by Operating Activities	263.9	279.6	143.8

Investing Activities
Acquisitions of businesses	—	(4.0)	(13.5)
Investments in marketable securities	(321.9)	(132.7)	(311.4)
Proceeds from sale of marketable securities	202.0	226.2	308.0
Capital expenditures	(86.1)	(97.7)	(69.9)

Cash Used in Investing Activities	(206.0)	(8.2)	(86.8)

Financing Activities
Long-term debt incurred	34.2	—	—
Long-term debt repaid	—	(51.5)	(218.8)
Common stock repurchases	(103.8)	(73.7)	(22.0)
Net proceeds from stock option activity	4.8	10.2	20.5
Dividends paid	(54.4)	(42.6)	(33.2)

Cash Used in Financing Activities	(119.2)	(157.6)	(253.5)

Net (decrease) increase in cash and cash equivalents	(61.3)	113.8	(196.5)
Cash and cash equivalents-beginning of year	380.7	266.9	463.4

Cash and Cash Equivalents-End of Year	$319.4	$380.7	$266.9

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended December 31 (dollars in millions)
	2014	2013	2012
Class A Common Stock
Balance at the beginning of the year	$66.4	$66.5	$72.5
Conversion of Class A Common Stock	(0.3)	(0.1)	(6.0)

Balance at the end of the year	$66.1	$66.4	$66.5

Common Stock
Balance at the beginning of the year	$82.1	$82.1	$80.9
Conversion of Class A Common Stock	—	—	1.2

Balance at the end of the year	$82.1	$82.1	$82.1

Capital in Excess of Par Value
Balance at the beginning of the year	$589.7	$580.5	$575.8
Conversion of Class A Common Stock	0.3	0.1	4.8
Issuance of share units	(5.1)	(5.1)	(3.9)
Vesting of share units	(3.1)	(3.0)	(4.9)
Stock based compensation expense	10.3	9.8	6.8
Exercises of stock options	(0.3)	(3.0)	(11.4)
Tax benefit from exercises of stock options and vesting of share units	2.4	4.8	8.8
Stock incentives and directors’ compensation	5.9	5.6	4.5

Balance at the end of the year	$600.1	$589.7	$580.5

Retained Earnings
Balance at the beginning of the year	$982.2	$855.1	$729.9
Net earnings	207.8	169.7	158.7
Cash dividends on stock	(54.5)	(42.6)	(33.5)

Balance at the end of the year	$1,135.5	$982.2	$855.1

Accumulated Other Comprehensive Loss
Balance at the beginning of the year	$(259.1)	$(320.5)	$(300.9)
Foreign currency translation adjustments	(16.6)	0.4	3.0
Unrealized net (loss) gain on cash flow derivative instruments, less related income tax benefit (provision) of $0.1 in 2014, $(0.2) in 2013 and $(0.6) in 2012	(0.1)	0.3	1.0
Change in pension liability less related income tax (provision) benefit of $(1.0) in 2014, $(39.7) in 2013 and $13.6 in 2012	3.8	60.7	(22.4)
Unrealized loss on investments less related income tax provision of $0.7 in 2012	—	—	(1.2)

Balance at the end of the year	$(272.0)	$(259.1)	$(320.5)

Treasury Stock
Balance at the beginning of the year	$(132.6)	$(69.6)	$(72.4)
Exercise of stock options, net of 5,846, 29,126 and 334,516 shares surrendered as proceeds and to pay taxes in 2014, 2013 and 2012	2.6	7.5	19.7
Stock incentives and directors’ compensation	0.2	0.2	0.2
Shares repurchased	(103.8)	(73.7)	(22.0)
Vesting of share units	3.1	3.0	4.9

Balance at the end of the year	$(230.5)	$(132.6)	$(69.6)

Total Stockholders’ Equity	$1,381.3	$1,328.7	$1,194.1

See accompanying notes which are an integral part of these statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Organization. A. O. Smith Corporation (A. O. Smith or the company) is comprised of two reporting segments: North America and Rest of World. The Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential gas, gas tankless and electric water heaters and commercial water heating equipment. Both segments primarily serve their respective regions of the world. The North America segment also manufactures and markets specialty commercial water heating equipment, condensing and non-condensing boilers and water system tanks. The Rest of World segment also manufactures and markets water treatment products, primarily in Asia.

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

Fair value of financial instruments. The carrying amounts of cash, cash equivalents, marketable securities, receivables, floating rate debt and trade payables approximated fair value as of December 31, 2014 and 2013, due to the short maturities or frequent rate resets of these instruments. The fair value of term notes with insurance companies was approximately $44.3 million as of December 31, 2014 compared with the carrying amount of $43.3 million for the same date. The fair value of term notes with insurance companies was approximately $63.8 million as of December 31, 2013 compared with the carrying amount of $59.4 million for the same date. The fair value is estimated based on current rates offered for debt with similar maturities.

Foreign currency translation. For all subsidiaries outside the U.S., with the exception of its Mexican operation and its Dutch non-operating companies, the company uses the local currency as the functional currency. For those operations using a functional currency other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at weighted-average exchange rates. The resulting translation adjustments are recorded as a separate component of stockholders’ equity. The Mexican operation and the Dutch non-operating companies use the U.S. dollar as the functional currency. Gains and losses from foreign currency transactions are included in net earnings and were not significant in 2014, 2013 or 2012.

Cash and cash equivalents. The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable securities. The company considers all highly liquid investments with maturities greater than 90 days when purchased to be marketable securities. At December 31, 2014, the company’s marketable securities consisted of bank time deposits with original maturities ranging from 180 days to 12 months and are primarily located at investment grade rated banks in China.

Inventory valuation. Inventories are carried at lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for a majority of the company’s domestic inventories, which comprise 63 percent and 62 percent of the company’s total inventory at December 31, 2014 and 2013, respectively. Inventories of foreign subsidiaries, the remaining domestic inventories and supplies are determined using the first-in, first-out (FIFO) method.

Property, plant and equipment. Property, plant and equipment are stated at cost. Depreciation is computed primarily by the straight-line method. The estimated service lives used to compute depreciation are generally 25 to 50 years for buildings, three to 20 years for equipment and three to 15 years for software. Maintenance and repair costs are expensed as incurred.

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

The company designates that all of its hedging instruments, with the exception of its steel futures contracts, are cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive loss, net of tax, and is reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The amount by which the cumulative change in the value of the hedge more than offsets the cumulative change in the value of the hedged item (i.e., the ineffective portion) is recorded in earnings, net of tax, in the period the ineffectiveness occurs.

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

The majority of the amounts in accumulated other comprehensive loss for cash flow hedges is expected to be reclassified into earnings within one year.

1.	Organization and Significant Accounting Policies (continued)

The following table summarizes, by currency, the contractual amounts of the company’s foreign currency forward contracts:

December 31 (dollars in millions)	2014		2013
	Buy	Sell	Buy	Sell
British pound	$—	$0.9	$—	$1.4
Canadian dollar	—	90.3	—	72.7
Euro	32.1	1.0	9.1	1.7
Mexican peso	17.3	—	14.6	—

Total	$49.4	$92.2	$23.7	$75.8

Commodity Futures Contracts

In addition to entering into supply arrangements in the normal course of business, the company also enters into futures contracts to fix the cost of certain raw material purchases, principally copper and hot rolled steel, with the objective of minimizing changes in cost due to market price fluctuations. The hedging strategy for achieving this objective is to purchase commodities futures contracts on the open market of the London Metals Exchange (LME) or over the counter contracts based on the LME for copper. Additionally steel futures contracts are purchased on the New York Metals Exchange (NYMEX).

With NYMEX, the company is required to make cash deposits on unrealized losses on steel derivative contracts.

The minimal after-tax loss of the effective portion of the copper contracts as of December 31, 2014 was recorded in accumulated other comprehensive loss and will be reclassified into cost of products sold in the periods in which the underlying transactions are recorded in earnings. The effective portion of the contracts will be reclassified within one year. The steel contracts do not qualify for hedge accounting and are adjusted to fair value on a quarterly basis through earnings. Commodity hedges outstanding at December 31, 2014 total approximately 1.5 million pounds of copper and 10,000 tons of steel.

The impact of derivative contracts on the company’s financial statements is as follows:

Fair value of derivative instruments designated as hedging instruments under ASC 815:

		Fair Value
December 31 (dollars in millions)	Balance Sheet Location	2014	2013
Foreign currency contracts	Other current assets	$4.6	$1.9
	Accrued liabilities	(3.0)	(0.2)
Commodities contracts	Accrued liabilities	(0.2)	—

Total derivatives designated as hedging instruments		$1.4	$1.7

1.	Organization and Significant Accounting Policies (continued)

The effect of derivative instruments on the statement of earnings is as follows.

Year ended December 31 (dollars in millions)
Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivative (effective portion)		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings (effective portion)		Location of gain recognized in earnings on derivative (ineffective portion)	Amount of gain recognized in earnings on a derivative (ineffective portion)
	2014	2013		2014	2013		2014	2013

Foreign currency contracts	$3.6	$3.1	Cost of products sold	$3.6	$2.6	N/A	$—	$—
Commodities contracts	(0.2)	—	Cost of products sold	(0.2)	(0.1)	Cost of products sold	—	—

	$3.4	$3.1		$3.4	$2.5		$—	$—

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

Assets measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	December 31, 2014	December 31, 2013
Quoted prices in active markets for identical assets (Level 1)	$224.1	$107.0
Significant other observable inputs (Level 2)	(0.2)	—

Total assets measured at fair value	$223.9	$107.0

There were no changes in the valuation techniques used to measure fair values on a recurring basis.

1.	Organization and Significant Accounting Policies (continued)

Revenue recognition. The company recognizes revenue upon transfer of title, which occurs upon shipment of the product to the customer except for certain export sales where transfer of title occurs when the product reaches the customer destination.

Contracts and customer purchase orders are used to determine the existence of a sales arrangement. Shipping documents are used to verify shipment. The company assesses whether the selling price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The company assesses collectability based on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. The allowance for doubtful accounts was $3.7 million and $2.8 million at December 31, 2014 and 2013, respectively.

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

Advertising. The majority of advertising costs are charged to operations as incurred and amounted to $94.0 million, $78.0 million and $69.2 million during 2014, 2013 and 2012, respectively. Included in total advertising costs are expenses associated with store displays for water heater and water treatment products in China that are amortized over 12 to 24 months which totaled $22.6 million, $17.9 million and $15.8 million during 2014, 2013 and 2012, respectively.

Research and development. Research and development costs are charged to operations as incurred and amounted to $67.9 million, $57.8 million and $51.7 million during 2014, 2013 and 2012, respectively.

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

The following table presents the company’s product warranty liability activity in 2014 and 2013:

Years ended December 31 (dollars in millions)	2014	2013
Balance at beginning of year	$136.6	$129.6
Expense	62.2	68.0
Claims settled	(62.6)	(61.0)

Balance at end of year	$136.2	$136.6

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

Stock-based compensation. The company follows ASC 718 Compensation – Stock Compensation. Compensation cost is recognized using the straight-line method over the vesting period of the award. ASC 718 also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. Excess tax deductions of $2.4 million, $4.8 million and $8.8 million were recognized as cash flows provided by financing activities in 2014, 2013 and 2012, respectively.

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

	2014	2013	2012
Denominator for basic earnings per share - weighted-average shares outstanding	90,293,504	92,118,153	92,395,216
Effect of dilutive stock options, restricted stock and share units	693,477	669,517	712,906

Denominator for diluted earnings per share	90,986,981	92,787,670	93,108,122

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued 606-10, Revenue from Contracts with Customers (issued under Accounting Standards No. 2014-09). ASC 606-10 will replace all existing revenue recognition guidance when effective. ASC 606-10 is effective for the year beginning January 1, 2017. Either full retrospective adoption or modified retrospective adoption is allowed under ASC 606-10. The company is in the process of determining whether the adoption of ASC 606-10 will have an impact on the company’s consolidated financial condition, results of operations or cash flows.

2.	Discontinued Operations

On August 22, 2011, the company completed the sale of EPC to RBC for $759.9 million in cash and approximately 2.83 million shares of RBC common stock. Included in the $759.9 million of cash is a final working capital adjustment of $7.4 million which was paid to the company by RBC in January 2012. The value of the RBC shares on the date of the closing of the sale was $140.6 million. See Note 13 for further discussion regarding the company’s investment in RBC stock. In 2012, the company paid $31.2 million in income taxes and $3.6 million of payments related to the sale of EPC.

In the fourth quarter of 2012, the company recorded expense of $3.9 million on the gain on sale of EPC which included $6.4 million of expense representing the correction of an error primarily due to the company’s calculation of taxes due upon repatriation of undistributed foreign earnings. The correction was not material to any previously reported financial period or to the year ended December 31, 2012 and as a result has been reported as the correction of the error in the year ended December 31, 2012. This correction was offset by a change in estimate related to other reserves associated with EPC of $2.5 million.

The results of EPC have been reported separately as discontinued operations.

The cash flows used in discontinued EPC operations is as follows:

Years ended December 31 (dollars in millions)
	2014	2013	2012
Operating Activities
Loss	$—	$—	$(3.9)
Adjustments to reconcile earnings to net cash provided by discontinued operating activities:
Net changes in operating assets and liabilities
Current assets and liabilities	(0.4)	(1.0)	(22.6)
Noncurrent assets and liabilities	(0.9)	(0.5)	(0.9)

Cash Used in Discontinued Operating Activities	(1.3)	(1.5)	(27.4)

3.	Acquisitions

On February 14, 2013, the company acquired 100 percent of the shares of MiM Isitma Sogutma Havalandirma ve Aritma Sistemleri San. Tic. A.S. (MiM), a privately-held Turkish water treatment company. The addition of MiM expanded the company’s product offerings and gave the company access to Eastern Europe and the Black Sea region water treatment markets. MiM is included in the Rest of World segment.

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

MiM’s results of operations have been included in the company’s financial statements from February 14, 2013, the date of acquisition. Revenues and pre-tax results associated with MiM included in results of operations for the year ended December 31, 2013 were not material to the company’s net sales or pre-tax earnings.

The company acquired Lochinvar Corporation in August 2011 for approximately $435 million, including an earn-out provision that resulted in a payment of $13.5 million in December 2012.

4.	Restructuring, Impairment and Settlement Income

On March 28, 2013, the company announced the move of manufacturing operations from its Fergus, Ontario facility to other North American facilities. In 2013, the company recognized $22.0 million of pre-tax restructuring and impairment expenses, comprised of impairment charges related to long-lived assets totaling $9.2 million, severance costs of $7.5 million, equipment relocation costs of $2.9 million and inventory obsolescence costs totaling $2.4 million, as well as a corresponding $5.6 million income tax benefit related to the expenses related to this move. The majority of the consolidation of operations occurred in the second quarter of 2013.

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

The restructuring, impairment and settlement income activities are included in the company’s North America segment.

The following table presents an analysis of the company’s restructuring, impairment and settlement reserves as of and for the years ended December 31, 2014 and 2013 (dollars in millions):

	Inventory Obsolescence	Severance Costs	Asset Impairment	Equipment Relocation	Settlement Income	Total
Balance at December 31, 2012	$—	$—	$—	$—	$—	$—
Expense (income) recognized	2.4	7.5	9.2	2.9	(11.0)	11.0
Asset write-down	(0.7)	—	(9.2)	—	—	(9.9)
Cash (payments) receipts	—	(6.0)	—	(2.5)	11.0	2.5

Balance at December 31, 2013	1.7	1.5	—	0.4	—	3.6
(Income) expense recognized	(0.4)	0.4	—	—	—	—
Cash payments	(1.2)	(1.5)	—	(0.4)	—	(3.1)

Balance at December 31, 2014	$0.1	$0.4	$—	$—	$—	$0.5

5.	Statement of Cash Flows

Supplemental cash flow information is as follows:

Years ended December 31 (dollars in millions)	2014	2013	2012
Net change in current assets and liabilities, net of acquisitions:
Receivables	$(16.8)	$(32.3)	$(57.0)
Inventories	(14.9)	(28.5)	5.0
Other current assets	(7.7)	(7.5)	(0.8)
Trade payables	6.9	58.0	26.4
Accrued liabilities, including payroll and benefits	2.1	29.4	3.1
Income taxes payable	(7.7)	1.4	(13.3)

	$(38.1)	$20.5	$(36.6)

6.	Inventories

December 31 (dollars in millions)	2014	2013
Finished products	$100.2	$88.8
Work in process	10.7	12.3
Raw materials	121.3	113.6

Inventories, at FIFO cost	232.2	214.7
LIFO reserve	(23.9)	(21.3)

	$208.3	$193.4

The company recognized after-tax LIFO (income) expense of $(0.1) million, $0.1 million and $(1.1) million in 2014, 2013 and 2012, respectively.

7.	Property, Plant and Equipment

December 31 (dollars in millions)	2014	2013
Land	$11.2	$11.3
Buildings	230.6	212.5
Equipment	504.5	497.8
Software	69.6	37.2

	815.9	758.8
Less accumulated depreciation and amortization	388.2	367.5

	$427.7	$391.3

8.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill during the years ended December 31, 2014 and 2013 consisted of the following:

(dollars in millions)	North America	Rest of World	Total
Balance at December 31, 2012	$376.4	$59.0	$435.4
Acquisition of business (see Note 3)	—	1.9	1.9
Currency translation adjustment	(3.5)	(0.3)	(3.8)

Balance at December 31, 2013	372.9	60.6	433.5
Currency translation adjustment	(4.4)	(0.3)	(4.7)

Balance at December 31, 2014	$368.5	$60.3	$428.8

The carrying amount of other intangible assets consisted of the following:

	2014			2013
December 31 (dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets
Patents	$6.7	$(5.0)	$1.7	$6.8	$(4.7)	$2.1
Customer lists	232.3	(69.2)	163.1	232.7	(55.2)	177.5

Total amortizable intangible assets	239.0	(74.2)	164.8	239.5	(59.9)	179.6
Indefinite-lived intangible assets
Trade names	143.7	—	143.7	145.2	—	145.2

Total intangible assets	$382.7	$(74.2)	$308.5	$384.7	$(59.9)	$324.8

Amortization expenses of other intangible assets of $14.3 million, $14.4 million, and $14.6 million were recorded in 2014, 2013 and 2012, respectively. In the future, excluding the impact of any future acquisitions, the company expects amortization expense of approximately $14.3 million annually and the intangible assets will be amortized over a weighted average period of 14 years.

The company concluded that no goodwill impairment existed at the time of the annual impairment tests which were performed in the fourth quarters of 2014, 2013 and 2012. No impairments of other intangible assets were recorded in 2014, 2013 and 2012.

9.	Debt and Lease Commitments

December 31 (dollars in millions)	2014	2013
Bank credit lines, average year-end interest rates of 2.7% for 2014 and 2.4% for 2013	$8.0	$3.6

Revolving credit agreement borrowings, average year-end interest rates of 1.3% for 2014 and 2013	130.0	80.0

Commercial paper, average year-end interest rates of 1.1% for 2014 and 2013	42.5	48.9

Term notes with insurance companies, expiring through 2018, average year-end interest rates of 6.1% for 2014 and 6.0% for 2013	22.6	31.2

Canadian term notes with insurance companies, expiring through 2018, average year-end interest rates of 5.3% for 2014 and 2013	20.7	28.2

	223.8	191.9
Less long-term debt due within one year	13.7	14.2

Long-term debt	$210.1	$177.7

The company has a $400 million multi-year multi-currency revolving credit agreement with a group of eight banks, which expires on December 12, 2017. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowings under the company’s bank credit lines and commercial paper borrowings are supported by the revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt at December 31, 2014 and 2013. At its option, the company either maintains cash balances or pays fees for bank credit and services.

Scheduled maturities of long-term debt within each of the five years subsequent to December 31, 2014 are as follows:

Years ending December 31 (dollars in millions)	Amount
2015	$13.7
2016	13.7
2017	188.4
2018	8.0
2019	—

Future minimum payments under non-cancelable operating leases relating mostly to office, manufacturing and warehouse facilities total $25.7 million and are due as follows:

Years ending December 31 (dollars in millions)	Amount
2015	$7.6
2016	5.5
2017	4.0
2018	3.5
2019	2.0
Thereafter	3.1

Rent expense, including payments under operating leases, was $24.3 million, $20.7 million and $18.3 million in 2014, 2013 and 2012, respectively.

Interest paid by the company was $5.8 million, $5.9 million and $9.4 million in 2014, 2013 and 2012, respectively. The company capitalized interest expense of $0.4 million and $0.8 million in 2014 and 2013, respectively.

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

There were 272,184 shares during 2014, 85,792 shares during 2013 and 1,191,706 shares during 2012, of Class A Common Stock converted into Common Stock. Regular dividends paid on the A. O. Smith Corporation Class A Common Stock and Common Stock amounted to $0.60, $0.46 and $0.36 per share in 2014, 2013 and 2012, respectively.

In 2007, the company’s board of directors authorized the purchase of up to 3,000,000 shares (split adjusted) of the company’s common stock, and in 2010, the board of directors ratified that authorization. In 2013, the board of directors approved an incremental 2,000,000 shares to the existing discretionary share repurchase program. In 2014, the company’s board of directors authorized the purchase of an additional 3,500,000 shares of the company’s common stock. Under the share repurchase program, the company’s common stock may be purchased through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchase will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorizations remain effective until terminated by the board of directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that the company may then have in effect. In 2014, the company purchased 2,154,783 shares at a total cost of $103.8 million. As of December 31, 2014, there were 2,497,993 shares remaining on the existing repurchase authorization. In 2013, the company purchased 1,771,066 shares at a total cost of $73.7 million. In 2012, the company purchased 852,980 shares at a total cost of $22.0 million.

At December 31, 2014, a total of 65,190 and 5,889,073 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock. At December 31, 2013, a total of 65,190 and 4,049,408 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

Accumulated other comprehensive loss is as follows:

December 31 (dollars in millions)	2014	2013
Cumulative foreign currency translation adjustments	$3.3	$19.9
Unrealized net gain on cash flow derivative instruments less related income tax provision of $(0.5) in 2014 and $(0.6) in 2013	0.9	1.0
Pension liability less related income tax benefit of $178.2 in 2014 and $179.2 in 2013	(276.2)	(280.0)

	$(272.0)	$(259.1)

10.	Stockholders’ Equity (continued)

Changes to accumulated other comprehensive loss by component are as follows:

	Year ended December 31,
	2014	2013
Cumulative foreign currency translation
Balance at beginning of period	$19.9	$19.5
Other comprehensive loss before reclassifications	(16.6)	0.4

Balance at end of period	3.3	19.9

Unrealized net gain on cash flow derivatives
Balance at beginning of period	1.0	0.7
Other comprehensive earnings before reclassifications	2.0	1.8
Realized gains on derivatives reclassified to cost of products sold (net of tax provision of $1.3 and $1.0 in 2014 and 2013, respectively)(1)	(2.1)	(1.5)

Balance at end of period	0.9	1.0

Pension liability
Balance at beginning of period	(280.0)	(340.7)
Other comprehensive loss before reclassifications	(17.0)	35.5
Amounts reclassified from accumulated other comprehensive loss:(1)	20.8	25.2

Balance at end of period	(276.2)	(280.0)

Total accumulated other comprehensive loss, end of period	$(272.0)	$(259.1)

(1)	Amounts reclassified from accumulated other comprehensive loss:

Realized gains on derivatives reclassified to cost of products sold	(3.4)		(2.5)
Tax provision	1.3		1.0

Reclassification net of tax	$(2.1)		$(1.5)

Amortization of pension items:
Actuarial losses	$34.8	(2)	$41.7	(2)
Prior year service cost	(1.0	)(2)	(0.9	)(2)

	33.8		40.8
Tax benefit	(13.0)		(15.6)

Reclassification net of tax	$20.8		$25.2

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 12 – Pensions and Other Post-retirement Benefits for additional details

11.	Stock Based Compensation

The company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. The plan was reapproved on April 16, 2012. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by shareholders in 2002. The number of shares available for granting of options or share units at December 31, 2014, was 2,321,174.

Total stock based compensation expense recognized in 2014, 2013 and 2012 was $10.8 million, $10.5 million and $6.8 million, respectively.

Stock options

The stock options granted in 2014, 2013 and 2012 have three year pro rata vesting from the dates of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2014, 2013 and 2012 expire ten years after date of grant. Stock option compensation recognized in 2014, 2013 and 2012 was $4.9 million, $4.5 million and $3.2 million, respectively. Included in the stock option expense recognized in 2014, 2013 and 2012 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

Changes in option shares, all of which are Common Stock, were as follows:

					(dollars in millions)
	Weighted-Avg.				Aggregate
	Per Share	Years Ended December 31			Intrinsic Value
	Exercise Price	2014	2013	2012

Outstanding at beginning of year	$22.37	1,440,623	1,530,734	2,843,734

Granted
2014 - $46.47 to $50.67 per share		298,750
2013 - $34.92 to $52.93 per share			361,700
2012 - $22.08 to $22.99 per share				382,000

Exercised
2014 - $8.20 to $34.92 per share		(158,251)			$2.6
2013 - $8.20 to $22.99 per share			(446,746)		6.0
2012 - $8.21 to $21.56 per share				(1,686,834)	18.4

Forfeited
2014 - $34.92 to $46.47 per share		(4,119)
2013 - $22.99 to $34.92 per share			(5,065)
2012 - $13.97 to $22.99 per share				(8,166)

Outstanding at end of year
(2014 - $9.50 to $52.93 per share)	27.50	1,577,003	1,440,623	1,530,734

Exercisable at end of year	20.13	932,639	740,919	819,312

The aggregate intrinsic value for the outstanding and exercisable options as of December 31, 2014 is $38.3 million and $31.4 million, respectively. The average remaining contractual life for outstanding and exercisable options is eight years and seven years, respectively.

11.	Stock Based Compensation (continued)

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and exercisable at December 31, 2014:

Range of Exercise Prices	Options Outstanding at December 31, 2014	Weighted- Average Exercise Price	Options Exercisable at December 31, 2014	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
$ 9.50 to $22.08	582,934	$15.93	582,756	$15.93	6 years
$22.99 to $34.92	688,389	28.86	345,950	26.88	8 years
$36.27 to $52.93	305,680	46.50	3,933	47.73	10 years

	1,577,003		932,639

The weighted-average fair value per option at the date of grant during 2014, 2013 and 2012, using the Black-Scholes option-pricing model, was $16.55, $12.57 and $8.26, respectively. Assumptions were as follows:

	2014	2013	2012
Expected life (years)	6.0	6.1	6.2
Risk-free interest rate	2.7%	2.0%	2.0%
Dividend yield	1.1%	1.1%	1.4%
Expected volatility	36.6%	38.4%	39.4%

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

Restricted stock and share units

Participants may also be awarded shares of restricted stock or share units under the plan. The company granted 110,691, 144,696 and 167,860 share units under the plan in 2014, 2013 and 2012, respectively.

The share units were valued at $5.1 million, $5.0 million and $3.9 million at the date of issuance in 2014, 2013 and 2012, respectively, and will be recognized as compensation expense ratably over the three-year vesting period; however, included in share based compensation is expense associated with the accelerated vesting of share unit awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Compensation expense of $5.9 million, $6.0 million and $3.6 million was recognized in 2014, 2013 and 2012, respectively.

A summary of share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value

Outstanding at January 1, 2014	446,036	$26.14

Granted	110,691	46.50

Vested	(138,976)	21.63

Forfeited/cancelled	(1,462)	42.15

Outstanding at December 31, 2014	416,289	33.06

Total compensation expense for share units not yet recognized is $2.1 million at December 31, 2014. The weighted average period over which the expense is expected to be recognized is 14 months.

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

The company also has a defined benefit plan for salaried employees and its non-union hourly workforce. In 2009, the company announced U.S. employees hired after January 1, 2010, would not participate in the defined benefit plan, and benefit accruals for the majority of current salaried and hourly employees sunset on December 31, 2014. Beginning in 2015, an additional company contribution will be made to the defined contribution plan in lieu of benefits earned in a defined benefit plan. The company also has defined benefit and contribution plans for certain union hourly employees.

The company has unfunded defined-benefit post-retirement plans covering certain hourly and salaried employees that provide medical and life insurance benefits from retirement to age 65. Certain hourly employees retiring after January 1, 1996, are subject to a maximum annual benefit and salaried employees hired after December 31, 1993, are not eligible for post-retirement medical benefits.

The company amended its pension plan in 2014 to offer a one-time opportunity to pay pension benefits to former employees in a lump sum. These amendments did not have a significant impact on the plan. Former employees eligible for the voluntary lump sum payment option are generally those who are vested participants of the pension plan who terminated employment prior to January 1, 2014 and who have not yet started receiving monthly payments of their pension benefits. Eligible participants had until October 31, 2014 to make their election. For the approximately 2,700 former employees who made the election, the company made payments of approximately $50 million in December 2014 and funded the payments from existing pension plan assets. The company did not incur any non-cash charges related to settling this liability as the payments did not exceed settlement thresholds.

12.	Pension and Other Post-retirement Benefits (continued)

Obligations and Funded Status

Pension and Post-Retirement Disclosure Information Under ASC 715

The following tables present the changes in benefit obligations, plan assets and funded status for domestic pension and post-retirement plans and the components of net periodic benefit costs.

	Pension Benefits		Post-retirement Benefits
Years ended December 31 (dollars in millions)	2014	2013	2014	2013
Accumulated benefit obligation (ABO) at December 31	$948.4	$929.1	N/A	N/A

Change in projected benefit obligations (PBO)
PBO at beginning of year	$(937.0)	$(987.7)	$(10.9)	$(11.4)
Service cost	(7.9)	(9.0)	(0.1)	(0.1)
Interest cost	(44.7)	(39.5)	(0.5)	(0.5)
Participant contributions	—	—	(0.2)	(0.3)
Actuarial (loss) gain including assumption changes	(83.2)	39.6	—	(0.3)
Benefits paid	116.1	59.6	1.3	1.7

PBO at end of year	$(956.7)	$(937.0)	$(10.4)	$(10.9)

Change in fair value of plan assets
Plan assets at beginning of year	$822.3	$800.5	$—	$—
Actual return on plan assets	110.1	80.8	—	—
Contribution by the company	7.6	0.6	1.1	1.4
Participant contributions	—	—	0.2	0.3
Benefits paid	(116.1)	(59.6)	(1.3)	(1.7)

Plan assets at end of year	$823.9	$822.3	$—	$—

Funded status	$(132.8)	$(114.7)	$(10.4)	$(10.9)

Amount recognized in the balance sheet
Current liabilities	$(0.5)	$(7.1)	$(0.8)	$(0.9)
Non-current liabilities	(132.3)	(107.6)	(9.6)	(10.0)

Net pension liability at end of year	$(132.8)*	$(114.7)*	$(10.4)	$(10.9)

Amounts recognized in accumulated other comprehensive loss before tax
Net actuarial loss (gain)	$463.2	$467.1	$(2.6)	$(2.9)
Prior service cost	(6.1)	(7.2)	—	—

Total recognized in accumulated other comprehensive loss	$457.1	$459.9	$(2.6)	$(2.9)

*	In addition, the company has a liability for a foreign pension plan of $0.3 million and $3.1 million at December 31, 2014 and 2013, respectively, and an accumulated other comprehensive loss of $2.2 million at December 31, 2013.

12.	Pension and Other Post-retirement Benefits (continued)

	Pension Benefits			Post-retirement Benefits
Years ended December 31 (dollars in millions)	2014	2013	2012	2014	2013	2012
Net periodic benefit cost
Service cost	$7.9	$9.0	$7.8	$0.1	$0.1	$0.1
Interest cost	44.7	39.5	43.6	0.5	0.5	0.5
Expected return on plan assets	(60.3)	(61.7)	(68.9)	—	—	—
Amortization of unrecognized:
Net actuarial loss (gain)	35.1	42.0	32.1	(0.4)	(0.3)	(0.4)
Prior service cost	(1.0)	(0.9)	(0.8)	—	—	—
Curtailment and other one-time charges	2.2	—	—	—	—	—

Defined-benefit plan cost	28.6	27.9	13.8	$0.2	$0.3	$0.2

Various U.S. defined contribution plans cost	6.1	5.4	5.0

	$34.7	$33.3	$18.8

Other changes in plan assets and projected benefit obligation recognized in other comprehensive loss
Net actuarial loss (gain)	$33.4	$(58.7)	$68.0	$—	$0.3	$(1.1)
Amortization of net actuarial (loss) gain	(37.3)	(42.0)	(32.1)	0.3	0.3	0.4
Amortization of prior service cost	1.0	0.9	0.8	—	—	—

Total recognized in other comprehensive loss	(2.9)	(99.8)	36.7	0.3	0.6	(0.7)

Total recognized in net periodic cost (benefit) and other comprehensive loss	$25.7	$(71.9)	$50.5	$0.5	$0.9	$(0.5)

The estimated net actuarial loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2015 are $18.6 million and $(1.1) million, respectively. The estimated net actuarial gain and prior year service cost for the post-retirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2015 are each less than $0.2 million. As permitted under ASC 715, the amortization of any prior service cost was previously determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan. Beginning in 2015 the amortization will occur over the average remaining life expectancy of participants expected to receive benefits under the plan as permitted under ASC 715.

The 2014 and 2013 after tax adjustments for additional minimum pension liability resulted in other comprehensive gain of $1.6 million and $60.7 million, respectively.

Actuarial assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2014	2013	2014	2013
Discount rate	4.05%	4.85%	4.00%	4.70%
Average salary increases	4.00%	4.00%	4.00%	4.00%

Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
Years ended December 31	2014	2013	2012	2014	2013	2012
Discount rate	4.85%	4.05%	4.90%	4.70%	4.05%	4.90%
Expected long-term return on plan assets	7.75%	8.00%	8.50%	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

12.	Pension and Other Post-retirement Benefits (continued)

Assumptions

In developing the expected long-term rate of return on plan assets assumption, the company evaluated its pension plan’s target and actual asset allocation and expected long-term rates of return of equity and bond indices. The company also considered its pension plan’s historical ten-year and 25-year compounded annualized returns of 6.9 percent and 9.6 percent, respectively.

Assumed health care cost trend rates

Assumed health care cost trend rates as of December 31 are as follows:

	2014	2013
Health care cost trend rate assumed for next year	7.25%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2018

A one-percentage-point change in the assumed health care cost trend rates would not result in a material impact on the company’s consolidated financial statements.

Plan Assets

The company’s pension plan weighted asset allocations as of December 31 by asset category are as follows:

Asset Category	2014	2013
Equity securities	50%	53%
Debt securities	37	34
Private equity	4	5
Real estate	8	7
Other	1	1

	100%	100%

12.	Pension and Other Post-retirement Benefits (continued)

The following tables present the fair value measurement of the company’s plan assets as of December 31, 2014 and 2013 (dollars in millions):

		December 31, 2014
Asset Category	Total	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non- observable Inputs (Level 3)
Short-term investments	$23.1	$2.4	$—	$20.7

Equity securities
Common stocks	264.4	264.4	—	—
Commingled equity funds	134.7	—	134.7	—

Fixed income securities
U.S. treasury securities	122.9	122.9	—	—
Other fixed income securities	93.2	—	93.2	—
Commingled fixed income funds	83.8	—	83.8	—

Other types of investments
Real estate funds	64.1	—	—	64.1
Private equity	34.8	—	—	34.8

Total fair value of plan asset investments	$821.0	$389.7	$311.7	$119.6

Non-investment plan assets	2.9

Total plan assets	$823.9

		December 31, 2013
Asset Category	Total	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non- observable Inputs (Level 3)

Short-term investments	$15.4	$1.4	$—	$14.0

Equity securities
Common stocks	272.9	272.9	—	—
Commingled equity funds	147.5	—	147.5	—

Fixed income securities
U.S. treasury securities	136.2	136.2	—	—
Other fixed income securities	75.3	—	75.0	0.3
Commingled fixed income funds	71.8	—	71.8	—

Other types of investments
Real estate funds	57.2	—	—	57.2
Private equity	37.7	—	—	37.7

Total fair value of plan asset investments	$814.0	$410.5	$294.3	$109.2

Non-investment plan assets	8.3

Total plan assets	$822.3

12.	Pension and Other Post-retirement Benefits (continued)

The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2014 and 2013 (dollars in millions):

	Short term investments	Other fixed income securities	Real estate funds	Private equity	Total

Balance at December 31, 2012	$23.3	$0.3	$—	$34.4	$58.0

Actual return (loss) on plan assets:
Relating to assets still held at the reporting date	—	—	1.6	2.4	4.0
Relating to assets sold during the period	—	—	—	0.8	0.8
Purchases, sales and settlements	(9.3)	—	55.6	0.1	46.4

Balance at December 31, 2013	14.0	0.3	57.2	37.7	109.2
Actual return (loss) on plan assets:
Relating to assets still held at the reporting date	—	—	6.2	1.6	7.8
Relating to assets sold during the period	—	(0.3)	—	3.4	3.1
Purchases, sales and settlements	6.7	—	0.7	(7.9)	(0.5)

Balance at December 31, 2014	$20.7	$—	$64.1	$34.8	$119.6

The company’s investment policies employ an approach whereby a diversified blend of equity and bond investments is used to maximize the long-term return of plan assets for a prudent level of risk. Equity investments are diversified across domestic and non-domestic stocks, as well as growth, value, and small to large capitalizations. Bond investments include corporate and government issues, with short-, mid- and long-term maturities, with a focus on investment grade when purchased. The company’s target allocation to equity managers is between 45 to 55 percent with the remainder allocated primarily to bonds and a small allocation to real estate, private equity managers and cash. Investment and market risks are measured and monitored on an ongoing basis through regular investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

The company’s actual asset allocations are in line with target allocations. The company regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.

There was no company stock included in plan assets at December 31, 2014.

Cash Flows

The company was not required to and did not make any contributions in 2014 and is not required to make a contribution in 2015.

Estimated Future Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years ending December 31 (dollars in millions)	Pension Benefits	Post-retirement Benefits
2015	$59.7	$0.8
2016	60.6	0.8
2017	59.3	0.7
2018	65.4	0.7
2019	59.2	0.7
2020 - 2024	294.9	3.4

13.	Investment in Shares of RBC Common Stock

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

14.	Income Taxes

The components of the provision (benefit) for income taxes consisted of the following:

Years ended December 31 (dollars in millions)	2014	2013	2012
Current:
Federal	$48.7	$53.9	$51.5
State	10.4	9.6	7.2
International	22.4	19.1	17.0
Deferred:
Federal	(5.2)	(8.4)	(3.8)
State	(0.2)	(0.5)	4.6
International	2.8	(7.0)	(5.3)

	$78.9	$66.7	$71.2

The provision for income taxes differs from the U.S. federal statutory rate due to the following items:

Years ended December 31	2014	2013	2012
Provision at U.S. federal statutory rate	35.0%	35.0%	35.0%
State income and franchise taxes, net of federal benefit	2.3	2.5	3.3
International income tax rate differential - China	(8.2)	(8.1)	(5.8)
International income tax rate differential - other	0.4	0.7	0.2
U.S. manufacturing credit	(2.1)	(1.9)	(2.1)
Research tax credits	(0.4)	(0.8)	—
Other	0.5	0.8	(0.2)

	27.5%	28.2%	30.4%

Components of earnings before income taxes were as follows:

Years ended December 31 (dollars in millions)	2014	2013	2012
U.S.	$150.6	$151.9	$158.6
International	136.1	84.5	75.2

	$286.7	$236.4	$233.8

Total income taxes paid by the company including discontinued operations amounted to $88.9 million, $70.2 million, and $103.0 million in 2014, 2013 and 2012, respectively.

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

14.	Income Taxes (continued)

As of December 31, 2014, the company has $50.7 million accrued for its estimate of the tax costs due upon repatriation of undistributed foreign earnings it considers to be not permanently reinvested. At December 31, 2014, the company had undistributed foreign earnings of $717.7 million, of which $501.5 million are considered permanently reinvested. No. U.S. income tax provision or foreign withholding tax provisions have been made on foreign earnings that remain permanently reinvested. Determination of the amount of unrecognized deferred tax liability on the undistributed earnings considered permanently reinvested is not practicable. In addition, no provision or benefit for U.S. income taxes has been made on foreign currency translation gains or losses. As of December 31, 2014, $541.9 million of cash and cash equivalents and marketable securities were held by our foreign subsidiaries.

The tax effects of temporary differences of assets and liabilities between income tax and financial reporting are as follows:

December 31 (dollars in millions)
	2014		2013
	Assets	Liabilities	Assets	Liabilities
Employee benefits	$77.0	$—	$66.8	$—
Product liability and warranties	65.8	—	64.5	—
Inventories	—	4.2	—	4.7
Accounts receivable	11.7	—	11.1	—
Property, plant and equipment	—	39.4	—	33.0
Intangibles	—	52.1	—	40.0
Environmental liabilities	3.1	—	3.2	—
Undistributed foreign earnings	—	50.7	—	56.4
Tax loss and credit carryovers	14.9	—	17.7	—
All other	4.7	—	2.4	—
Valuation allowance	(9.8)	—	(9.6)	—

	$167.4	$146.4	$156.1	$134.1

Net asset	$21.0		$22.0

These deferred tax assets and liabilities are classified in the balance sheet as current or long-term based on the balance sheet classification of the related assets and liabilities as follows:

December 31 (dollars in millions)	2014	2013
Current deferred income tax assets	$40.5	$40.1
Long-term deferred income tax assets	1.9	2.9
Long-term deferred income tax liabilities	(21.4)	(21.0)

Net asset	$21.0	$22.0

A reconciliation of the beginning and ending amounts of tax loss carryovers, credit carryovers and valuation allowances is as follows:

December 31 (dollars in millions)
	Net Operating Losses and Tax Credits		Valuation Allowances
	2014	2013	2014	2013
Beginning balance	$17.7	$15.3	$9.6	$7.4
Additions	0.6	4.1	1.0	2.2
Reductions	(3.4)	(1.7)	(0.8)	—

Ending balance	$14.9	$17.7	$9.8	$9.6

14.	Income Taxes (continued)

The company has foreign net operating loss carryovers that expire in 2015 through 2022, a foreign tax credit carryover that expires in 2021, and state and local net operating loss carryovers that expire between 2015 and 2031.

A reconciliation of the beginning and ending amount of unrecognized benefits is as follows:

(Dollars in millions)	2014	2013
Balance at January 1	$1.3	$1.3
Reductions for tax positions of prior years	(0.1)	—

Balance at December 31	$1.2	$1.3

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.8 million. The company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2014 there was an immaterial amount of interest and penalties accrued. It is anticipated there will be no decrease in the total amount of unrecognized tax benefits in 2015. The company’s U.S. federal income tax returns for 2011-2014 are subject to audit. The company is subject to state and local income tax audits for tax years 2000-2014. The company is subject to non-U.S. income tax examinations for years 2006-2014.

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

The company is subject to various claims and pending lawsuits for product liability and other matters arising out of the conduct of the company’s business. With respect to product liability claims, the company has self-insured a portion of its product liability loss exposure for many years. The company has established reserves and has insurance coverage which it believes are adequate to cover incurred claims. For the years ended December 31, 2014 and 2013, the company had $125 million of product liability insurance for individual losses in excess of $7.5 million. The company periodically reevaluates its exposure on claims and lawsuits and makes adjustments to its reserves as appropriate. The company believes, based on current knowledge, consultation with counsel, adequate reserves and insurance coverage that the outcome of such claims and lawsuits will not have a material adverse effect on the company’s financial position, results of operations or cash flows.

16.	Operations by Segment

The company is comprised of two reporting segments: North America and Rest of World. The Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential gas, gas tankless and electric water heaters and commercial water heating equipment. Both segments primarily serve in their respective regions of the world. The North America segment also manufactures and markets specialty commercial water heating equipment, condensing and non-condensing boilers and water system tanks. The Rest of World segment also manufactures and markets water treatment products, primarily in Asia.

16.	Operations by Segment (continued)

The accounting policies of the reportable segments are the same as those described in the “Summary of Significant Accounting Policies” outlined in Note 1. Operating earnings, defined by the company as earnings before interest, taxes, general corporate and corporate research and development expenses, were used to measure the performance of the segments.

	Net Sales			Earnings
Years ended December 31 (dollars in millions)	2014	2013	2012	2014	2013	2012
North America	$1,621.7	$1,520.0	$1,430.8	$238.7	$211.9	$199.8
Rest of World	768.3	668.0	542.5	106.7	88.0	59.6
Inter-segment	(34.0)	(34.2)	(34.0)	(0.1)	—	—

Total segments - sales, operating earnings	$2,356.0	$2,153.8	$1,939.3	$345.3	$299.9	$259.4

Corporate expenses				(52.9)	(57.8)	(16.4)
Interest expense				(5.7)	(5.7)	(9.2)

Earnings before income taxes				286.7	236.4	233.8
Provision for income taxes				(78.9)	(66.7)	(71.2)

Earnings from continuing operations				$207.8	$169.7	$162.6

In 2014, sales to the North America segment’s two largest customers were $296.5 million and $237.2 million which represented 13 percent and ten percent of the company’s net sales, respectively. In 2013, sales to the North America segment’s two largest customers were $310.3 million and $240.6 million which represented 14 percent and 11 percent of the company’s net sales, respectively. In 2012, sales to the North America segment’s two largest customers were $284.0 million and $194.8 million which represented 15 percent and ten percent of the company’s net sales, respectively.

Assets, depreciation and capital expenditures by segment

	Total Assets (December 31)			Depreciation and Amortization (Years Ended December 31)			Capital Expenditures (Years Ended December 31)
(dollars in millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012
North America	$1,358.5	$1,298.6	$1,306.2	$37.8	$40.5	$39.3	$59.4	$38.0	$24.7
Rest of World	523.8	525.2	420.2	20.0	16.8	14.3	26.5	59.0	40.3
Corporate	633.0	567.7	552.4	2.0	2.4	1.0	0.2	0.7	4.9

Total	$2,515.3	$2,391.5	$2,278.8	$59.8	$59.7	$54.6	$86.1	$97.7	$69.9

The majority of corporate assets consist of cash, cash equivalents, marketable securities and deferred income taxes.

Net sales and long-lived assets by geographic location

The following data by geographic area includes net sales based on product shipment destination and long-lived assets based on physical location. Long-lived assets include net property, plant and equipment and other long-term assets.

	Long-lived Assets (December 31)				Net Sales (Years Ended December 31)
(dollars in millions)	2014	2013	2012		2014	2013	2012

United States	$262.1	$238.6	$219.1	United States	$1,447.9	$1,335.4	$1,241.0
China	131.9	134.9	99.6	China	691.8	581.0	461.2
Canada	3.6	4.7	20.4	Canada	128.8	142.5	150.1
Other Foreign	58.3	46.4	35.9	Other Foreign	87.5	94.9	87.0

Total	$455.9	$424.6	$375.0	Total	$2,356.0	$2,153.8	$1,939.3

17.	Quarterly Results of Operations (Unaudited)

(dollars in millions, except per share amounts)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2014	2013	2014	2013	2014	2013	2014	2013
Net sales	$552.2	$509.6	$595.4	$549.1	$581.6	$536.2	$626.8	$558.9
Gross profit	195.9	179.3	216.2	198.0	215.3	196.6	231.9	199.9
Net earnings	46.7	39.0	57.3	42.1	50.6	46.2	53.2	42.4

Basic earnings per share	0.51	0.42	0.63	0.45	0.56	0.50	0.59	0.46
Diluted earnings per share	0.51	0.42	0.63	0.45	0.56	0.50	0.59	0.46

Common dividends declared	0.15	0.10	0.15	0.12	0.15	0.12	0.15	0.12

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2014 as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

In the third quarter of 2014, we began the implementation of a new global enterprise resource planning system. This multi-year initiative is being conducted in phases and includes modifications to the design and operation of controls over financial reporting. We are testing internal controls over financial reporting for design effectiveness prior to the implementation of each phase, and we have monitoring controls in place over the implementation of these changes.

Except as described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act) during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

A. O. Smith Corporation

We have audited A. O. Smith Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). A. O. Smith Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, A. O. Smith Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of A. O. Smith Corporation as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 17, 2015 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 17, 2015

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the headings “Election of Directors” and “Board Committees” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference. The information required regarding Executive Officers of the company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

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

The information included under the heading “Compliance with Section 16(a) of the Securities Exchange Act” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information included under the headings “Executive Compensation,” “Director Compensation,” “Report of the Personnel and Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in the company’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the headings “Principal Stockholders” and “Security Ownership of Directors and Management” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,152,896	(1)	$27.50	(2)	2,321,174	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	2,152,896		$27.50		2,321,174

(1)	Consists of 1,577,003 shares subject to stock options, 416,289 shares subject to employee share units and 159,604 shares subject to director share units.
(2)	Represents the weighted average exercise price of outstanding options and does not take into account outstanding share units.
(3)	Represents securities remaining available for issuance under the A. O. Smith Combined Incentive Compensation Plan. If any awards lapse, expire, terminate or are cancelled without issuance of shares, or shares are forfeited under any award, then such shares will become available for issuance under the A. O. Smith Combined Incentive Compensation Plan, hereby increasing the number of securities remaining available.

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information included under the headings “Director Independence and Financial Literacy”, “Compensation Committee Interlocks and Insider Participation” and “Procedure for Review of Related Party Transactions” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

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

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements of the Company

2.	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts	66

Schedules not included have been omitted because they are not applicable.

3.	Exhibits - see the Index to Exhibits on pages 64 - 65 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K are listed as Exhibits 10(a) through 10(m) in the Index to Exhibits.

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

A. O. SMITH CORPORATION

Date: February 17, 2015	By:	/s/ Ajita G. Rajendra
Ajita G. Rajendra
Executive Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 17, 2015 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Signature

AJITA G. RAJENDRA	/s/ Ajita G. Rajendra
Chairman of the Board, President and Chief Executive Officer	Ajita G. Rajendra

JOHN J. KITA	/s/ John J. Kita
Executive Vice President and Chief Financial Officer	John J. Kita

DANIEL L. KEMPKEN	/s/ Daniel L. Kempken
Vice President and Controller	Daniel L. Kempken

RONALD D. BROWN	/s/ Ronald D. Brown
Director	Ronald D. Brown

GLOSTER B. CURRENT, Jr.	/s/ Gloster B. Current, Jr.
Director	Gloster B. Current, Jr.

WILLIAM P. GREUBEL	/s/ William P. Greubel
Director	William P. Greubel

PAUL W. JONES	/s/ Paul W. Jones
Director	Paul W. Jones

MATHIAS F. SANDOVAL	/s/ Mathias F. Sandoval
Director	Mathias F. Sandoval

BRUCE M. SMITH	/s/ Bruce M. Smith
Director	Bruce M. Smith

MARK D. SMITH	/s/ Mark D. Smith
Director	Mark D. Smith

IDELLE K. WOLF	/s/ Idelle K. Wolf
Director	Idelle K. Wolf

GENE C. WULF	/s/ Gene C. Wulf
Director	Gene C. Wulf

INDEX TO EXHIBITS

Exhibit Number	Description

(3)(i)		Amended and Restated Certificate of Incorporation of A. O. Smith Corporation as amended through April 15, 2013, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2013.

(3)(ii)		By-laws of A. O. Smith Corporation as amended April 11, 2006, incorporated by reference to Exhibit 3 to the quarterly report on Form 10-Q for the quarter ended June 30, 2006.

(4)	(a)	Amended and Restated Certificate of Incorporation of A. O. Smith Corporation as amended through April 15, 2013, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2013.

	(b)	Amended and Restated Credit Agreement, dated as of December 12, 2012, among A. O. Smith Corporation, A. O Smith Enterprises Ltd., A. O. Smith International Holdings B.V., and the financial institutions and agents party thereto, incorporated by reference to the current report on Form 8-K dated December 12, 2012.

	(c)	The corporation has instruments that define the rights of holders of long-term debt that are not being filed with this Registration Statement in reliance upon Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of these instruments.

(10)	Material Contracts

	(a)	A. O. Smith Combined Incentive Compensation Plan, incorporated by reference as Exhibit A to the Proxy Statement filed on March 5, 2012 for the 2012 Annual Meeting of Stockholders.

	(b)	A. O. Smith Corporation Executive Life Insurance Plan, as amended January 1, 2009, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(c)	A. O. Smith Nonqualified Deferred Compensation Plan, adopted December 1, 2008, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(d)	A. O. Smith Corporation Executive Supplemental Pension Plan, as amended January 1, 2009, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(e)	A. O. Smith Corporation Executive Incentive Compensation Award Agreement, incorporated by reference to the Form S-8 Registration Statement filed by the corporation on July 30, 2007 (Reg. No. 333-144950).

	(f)	Offer Letter to Paul W. Jones, dated December 9, 2003, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2007.

	(g)	Offer Letter to Ajita G. Rajendra, dated September 20, 2004, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2007.

INDEX TO EXHIBITS (continued)

Exhibit Number	Description

	(h)	Amendment to Offer Letter to Ajita G. Rajendra Dated February 25, 2009, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(i)	Summary of Directors’ Compensation incorporated by reference to the quarterly report on Form 10-Q for the quarter ended June 30, 2012.

	(j)	A. O. Smith Corporation Senior Leadership Severance Plan, incorporated by Reference to the quarterly report for Form 10-Q for the quarter ended June 30, 2009.

	(k)	Form of A. O. Smith Corporation Special Retention Award Agreement, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended March 31, 2011.

	(l)	Stockholder Agreement dated as of December 9, 2008, between A. O. Smith Corporation and each Smith Investment Company stockholder who becomes a signatory thereto, incorporated by reference to the current report on Form 8-K dated December 9, 2008.

(21)		Subsidiaries.

(23)		Consent of Independent Registered Public Accounting Firm.

(31.1)		Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 17, 2015.

(31.2)		Certification by the Executive Vice-President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 17, 2015.

(32.1)		Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32.2)		Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(101)		The following materials from A. O. Smith Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statement of Earnings for the three years ended December 31, 2014, (iii) the Consolidated Statement of Comprehensive Earnings for the three years ended December 31, 2014, (iv) the Consolidated Statement of Cash Flows for the three years ended December 31, 2014, (v) the Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2014 and (vi) the Notes to Consolidated Financial Statements.

A. O. SMITH CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in millions)

Years ended December 31, 2014, 2013 and 2012

Description	Balance at Beginning of Year	Charged to Costs and Expenses(1)	Deductions(2)	Balance at End of Year
2014:
Valuation allowance for trade and notes receivable	$2.8	$1.4	$(0.5)	$3.7
Valuation allowance for deferred tax assets	9.6	1.0	(0.8)	9.8

2013:
Valuation allowance for trade and notes receivable	4.2	0.2	(1.6)	2.8
Valuation allowance for deferred tax assets	7.4	2.2	—	9.6

2012:
Valuation allowance for trade and notes receivable	3.4	1.6	(0.8)	4.2
Valuation allowance for deferred tax assets	8.4	3.0	(4.0)	7.4

[1]	Provision based upon estimated collection
[2]	Uncollectible amounts/expenditures or adjustments recorded against the reserve