Form 10-Q
period 2015-03-31
SMITH A O CORP
filed 2015-05-05
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

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

Class A Common Stock Outstanding as of April 30, 2015 — 13,153,138 shares

Common Stock Outstanding as of April 30, 2015 — 76,047,352 shares

Index

A. O. Smith Corporation

PART I - FINANCIAL INFORMATION

ITEM  1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Net sales	$618.5	$552.2
Cost of products sold	389.3	356.3

Gross profit	229.2	195.9
Selling, general and administrative expenses	147.2	130.9
Interest expense	1.9	1.4
Other income	(2.7)	(1.3)

Earnings before provision for income taxes	82.8	64.9
Provision for income taxes	24.4	18.2

Net Earnings	$58.4	$46.7

Net Earnings Per Share of Common Stock	$0.65	$0.51

Diluted Net Earnings Per Share of Common Stock	$0.65	$0.51

Dividends Per Share of Common Stock	$0.19	$0.15

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(dollars in millions)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net earnings	$58.4	$46.7
Other comprehensive earnings (loss)
Foreign currency translation adjustments	(9.3)	(10.4)
Unrealized net gain on cash flow derivative instruments, less related income tax provision of $(0.8) in 2015 and $(0.5) in 2014	1.2	0.9
Adjustment to pension liability, less related income tax provision of $(1.8) in 2015 and $(3.3) in 2014	2.5	5.3

Comprehensive Earnings	$52.8	$42.5

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	(unaudited) March 31, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$284.1	$319.4
Marketable securities	290.8	222.5
Receivables	495.9	475.4
Inventories	218.8	208.3
Deferred income taxes	39.4	40.5
Other current assets	47.3	52.9

Total Current Assets	1,376.3	1,319.0

Property, plant and equipment	826.8	815.9
Less accumulated depreciation	(396.4)	(388.2)

Net property, plant and equipment	430.4	427.7
Goodwill	424.6	428.8
Other intangibles	303.3	308.5
Other assets	30.7	31.3

Total Assets	$2,565.3	$2,515.3

Liabilities
Current Liabilities
Trade payables	$368.4	$393.8
Accrued payroll and benefits	50.1	70.3
Accrued liabilities	86.2	85.1
Product warranties	42.5	42.3
Debt due within one year	48.6	13.7

Total Current Liabilities	595.8	605.2

Long-term debt	255.3	210.1
Pension liabilities	128.9	133.1
Other liabilities	180.2	185.6

Total Liabilities	1,160.2	1,134.0

Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 13,218,336 and 13,220,470	66.1	66.1
Common Stock, $1 par value: authorized 120,000,000 shares; issued 82,135,460 and 82,133,326	82.1	82.1
Capital in excess of par value	607.7	600.1
Retained earnings	1,176.9	1,135.5
Accumulated other comprehensive loss	(277.6)	(272.0)
Treasury stock at cost	(250.1)	(230.5)

Total Stockholders’ Equity	1,405.1	1,381.3

Total Liabilities and Stockholders’ Equity	$2,565.3	$2,515.3

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net earnings	$58.4	$46.7
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	15.6	14.8
Pension expense	—	6.6
Loss on disposal of assets	0.2	0.4
Net changes in operating assets and liabilities:
Current assets and liabilities	(70.8)	(56.7)
Noncurrent assets and liabilities	(6.6)	0.5

Cash (Used in) Provided by Operating Activities - continuing operations	(3.2)	12.3
Cash Used in Operating Activities - discontinued operations	(0.2)	(0.5)

Cash (Used in) Provided by Operating Activities	(3.4)	11.8

Investing Activities
Capital expenditures	(14.9)	(25.3)
Investments in marketable securities	(121.9)	(33.7)
Net proceeds from sale of marketable securities	54.0	33.6

Cash Used in Investing Activities	(82.8)	(25.4)

Financing Activities
Debt incurred	81.9	36.2
Common stock repurchases	(20.7)	(21.3)
Net proceeds from stock option activity	6.8	1.6
Dividends paid	(17.1)	(13.8)

Cash Provided by Financing Activities	50.9	2.7

Net decrease in cash and cash equivalents	(35.3)	(10.9)
Cash and cash equivalents - beginning of period	319.4	380.7

Cash and Cash Equivalents - End of Period	$284.1	$369.8

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 17, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued 606-10, Revenue from Contracts with Customers (issued under Accounting Standards No. 2014-09). Accounting Standard Codification (ASC) 606-10 will replace all existing revenue recognition guidance when effective. ASC 606-10 is effective for the year beginning January 1, 2017. Either full retrospective adoption or modified retrospective adoption is allowed under ASC 606-10. The Company is in the process of determining whether the adoption of ASC 606-10 will have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

In April 2015, the FASB amended ASC 835-30, Interest - Imputation of Interest (issued under Accounting Standards No. 2015-03). This amendment to ASC 835-30 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. The amendment is effective for the year beginning January 1, 2016 and requires using a retrospective approach. The Company does not expect the adoption of amended ASC 835-30 will have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

2.	Inventories

(dollars in millions)
	March 31, 2015	December 31, 2014
Finished products	$108.7	$100.2
Work in process	11.1	10.7
Raw materials	122.9	121.3

Inventories, at FIFO cost	242.7	232.2
LIFO reserve	(23.9)	(23.9)

Net inventory	$218.8	$208.3

3.	Product Warranties

The Company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. The following table presents the Company’s warranty liability activity.

(dollars in millions)
	2015	2014
Balance at January 1	$136.2	$136.6
Expense	17.2	16.6
Claims settled	(16.2)	(17.3)

Balance at March 31	$137.2	$135.9

4.	Long-Term Debt

The Company has a $400 million multi-currency revolving credit agreement with a group of eight banks, which expires on December 12, 2017. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied.

Borrowings under bank credit lines and commercial paper borrowings are supported by the $400 million revolving credit agreement. As a result of the long-term nature of this facility, the Company’s commercial paper and credit line borrowings are classified as long-term debt at March 31, 2015.

On January 15, 2015, the Company issued $75 million in term notes to an insurance company. Principal payments commence in 2020 and the notes mature in 2030. The notes have an interest rate of 3.52 percent. The proceeds of the notes were used to pay down borrowings under the Company’s revolving credit facility.

5.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended March 31,
	2015	2014
Denominator for basic earnings per share - weighted average shares	89,436,496	91,230,882

Effect of dilutive stock options, restricted stock and share units	730,429	735,113

Denominator for diluted earnings per share	90,166,925	91,965,995

6.	Stock Based Compensation

The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. The plan was reapproved by stockholders on April 16, 2012. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options or share units at March 31, 2015 was 2,007,854. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.

6.	Stock Based Compensation (continued)

Total stock based compensation expense recognized in the three months ended March 31, 2015 and 2014 was $5.6 million and $5.8 million, respectively.

Stock Options

The stock options granted in the three months ended March 31, 2015 and 2014, have three year pro rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2015 and 2014 expire ten years after date of grant. The Company’s stock options are expensed ratably over the three year vesting period; however, included in stock option expense for the three months ended March 31, 2015 and 2014 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become etirement eligible during the vesting period. Stock based compensation cost attributable to stock options in the three months ended March 31, 2015 and 2014 was $2.5 million and $2.8 million, respectively.

Changes in option awards, all of which relate to Common Stock, were as follows for the three months ended March 31, 2015:

	Weighted-Avg. Per Share Exercise Price	Number of Options	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2015	$27.50	1,577,003
Granted	61.53	242,495
Exercised	20.99	(231,059)

Outstanding at March 31, 2015	33.60	1,588,439	6 years	$40.8

Exercisable at March 31, 2015	24.45	1,036,873	4 years	$36.0

The weighted-average fair value per option at the date of grant during the three months ended March 31, 2015 and 2014 using the Black-Scholes option-pricing model was $17.17 and $16.55, respectively. Assumptions were as follows:

	Three Months Ended March 31,
	2015	2014
Expected life (years)	5.9	6.0
Risk-free interest rate	2.0%	2.7%
Dividend yield	1.0%	1.1%
Expected volatility	29.3%	36.6%

The expected life is based on historical exercise behavior and the projected exercises of unexercised stock options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected dividend yield is based on the expected annual dividends divided by the grant date market value of the Common Stock. The expected volatility is based on the historical volatility of the Common Stock.

6.	Stock Based Compensation (continued)

Stock Appreciations Rights (SARs)

Certain non-U.S.-based employees are granted SARs. Each SAR award grants the employee the right to receive cash equal to the excess of the share price of the Common Stock on the date that a participant exercises such right over the grant date price of the stock. SARs granted in the three months ended March 31, 2015 have three year pro rata vesting from the date of grant. SARs are issued at exercise prices equal to the fair value of Common Stock on the date of grant and expire ten years from the date of grant. Compensation expense for SARs is remeasured at each reporting period based on the estimated fair value on the date of grant using the Black-Scholes option-pricing model, using assumptions similar to stock option awards. SARs are subsequently remeasured at each interim reporting period based on a revised Black-Scholes value. In the first three months of 2015, the Company granted 10,390 cash-settled SARs and no SARs were exercisable.

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the plan. The Company granted 75,315 and 110,310 share units under the plan in the three months ended March 31, 2015 and 2014, respectively. The share units were valued at $4.6 million and $5.1 million at the date of issuance in 2015 and 2014, respectively, based on the price of the Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period; however, included in share unit expense in the three months ended March 31, 2015 and 2014 is expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period. Stock based compensation expense attributable to share units of $3.1 million and $3.0 million was recognized in the three months ended March 31, 2015 and 2014, respectively. Certain non-U.S.-based employees receive the cash value of vested shares at the vesting date in lieu of shares.

A summary of share unit activity under the plan is as follows for the three months ended March 31, 2015:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2015	416,289	$33.06
Granted	75,315	61.53
Vested	(154,548)	22.90
Forfeited	(635)	35.44

Issued and unvested at March 31, 2015	336,421	44.10

7.	Pensions

The following table presents the components of the Company’s net pension expense.

(dollars in millions)
	Three Months Ended March 31,
	2015	2014
Service cost	$0.5	$2.1
Interest cost	9.4	11.0
Expected return on plan assets	(14.3)	(15.0)
Amortization of unrecognized loss	4.7	8.8
Amortization of prior service cost	(0.3)	(0.3)

Defined benefit plan expense	$—	$6.6

The Company’s pension plan sunset for the majority of its employees on December 31, 2014.

The Company did not make a contribution to its U.S. pension plan in 2014. The Company is not required to make a contribution and does not anticipate making a contribution in 2015.

8.	Operations by Segment

The Company is comprised of two reporting segments: North America and Rest of World. Both segments manufacture and market comprehensive lines of residential gas, gas tankless and electric water heaters and commercial water heating equipment. Both segments primarily serve their respective regions of the world. The North America segment also manufactures and markets specialty commercial water heating equipment, condensing and non-condensing boilers and water system tanks. The Rest of World segment also manufactures and markets water treatment products and markets air purifier products, primarily in Asia.

(dollars in millions)
	Three Months Ended March 31,
	2015	2014
Net sales
North America	$429.2	$388.5
Rest of World	195.9	172.8
Inter-segment sales	(6.6)	(9.1)

	$618.5	$552.2

Operating earnings
North America	$71.2	$55.3
Rest of World	26.2	25.1

	97.4	80.4

Corporate expenses	(12.7)	(14.1)
Interest expense	(1.9)	(1.4)

Earnings before income taxes	82.8	64.9
Provision for income taxes	24.4	18.2

Net earnings	$58.4	$46.7

9.	Fair Value Measurements

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

Assets measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	March 31, 2015	December 31, 2014
Quoted prices in active markets for identical assets (Level 1)	$294.5	$224.1
Significant other observable inputs (Level 2)	(0.3)	(0.2)

Total assets measured at fair value	$294.2	$223.9

There were no changes in our valuation techniques used to measure fair values on a recurring basis during the three months ended March 31, 2015.

10.	Derivative Instruments

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

10.	Derivative Instruments (continued)

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

The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts.

(dollars in millions)
	March 31,
	2015		2014
	Buy	Sell	Buy	Sell
British pound	$—	$0.7	$—	$1.3
Canadian dollar	—	69.2	—	54.5
Euro	24.6	0.8	7.0	1.2
Mexican peso	14.0	—	11.5	—

Total	$38.6	$70.7	$18.5	$57.0

Commodity Futures Contracts

In addition to entering into supply arrangements in the normal course of business, the Company also entered into futures contracts to fix the cost of certain raw material purchases, principally copper, with the objective of minimizing changes in cost due to market price fluctuations. The hedging strategy for achieving this objective is to purchase commodities futures contracts on the open market of the London Metals Exchange (LME) or over the counter contracts based on the LME for copper. Additionally, steel futures contracts were purchased on the New York Metals Exchange (NYMEX).

With NYMEX, the Company is required to make cash deposits on unrealized losses on steel derivative contracts.

10.	Derivative Instruments (continued)

The minimal after-tax loss of the effective portion of the copper contracts as of March 31, 2015 was recorded in accumulated other comprehensive loss and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The effective portion of the contracts will be reclassified within one year. The steel contracts did not qualify for hedge accounting and were adjusted to fair value through earnings. Commodity hedges outstanding at March 31, 2015 involved a total of approximately 1.1 million pounds of copper. There were no steel futures contracts outstanding at March 31, 2015.

The impact of derivative contracts on the Company’s financial statements is as follows:

Fair value of derivatives designated as hedging instruments under ASC 815:

(dollars in millions)
	Balance Sheet Location	March 31, 2015	December 31, 2014
Foreign currency contracts	Other current assets	$8.8	$4.6
	Accrued liabilities	(5.1)	(3.0)
Commodities contracts	Accrued liabilities	(0.3)	(0.2)

Total derivatives designated as hedging instruments		$3.4	$1.4

The effect of derivatives instruments on the condensed consolidated statement of earnings:

Three Months Ended March 31 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into earnings (effective portion)		Location of gain (loss) recognized in earnings on derivative (ineffective portion)	Amount of gain (loss) recognized in earnings on a derivative (ineffective portion)
	2015	2014		2015	2014		2015	2014

Foreign currency contracts	$3.4	$2.6	Cost of products sold	$1.4	$1.0	N/A	$—	$—

Commodities contracts	—	(0.2)	Cost of products sold	—	—	Cost of products sold	(0.1)	—

	$3.4	$2.4		$1.4	$1.0		$(0.1)	$—

11.	Income Taxes

The effective income tax rate for the three months ended March 31, 2015 was 29.5 percent compared to 28.0 percent for the first three months of 2014. The Company estimates that its annual effective income tax rate for the full year of 2015 will be between 29.0 and 30.0 percent. The full year effective income tax rate in 2014 was 27.5 percent. The higher effective income tax rate in the first three months of 2015 was primarily due to a change in geographic earnings mix in the first three months of 2015 compared to the first three months of 2014.

As of March 31, 2015, the Company had $1.2 million of unrecognized tax benefits of which $0.8 million would affect its effective income tax rate if recognized. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

11.	Income Taxes (continued)

The Company’s U.S. federal income tax returns for 2011-2014 are subject to audit. The Company is subject to state and local income tax audits for tax years 2000-2014. The Company is subject to non-U.S. income tax examinations for years 2006-2014.

12.	Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)
	Three Months Ended March 31,
	2015		2014
Cumulative foreign currency translation
Balance at beginning of period	$3.3		$19.9
Other comprehensive loss before reclassifications	(9.3)		(10.4)

Balance at end of period	(6.0)		9.5

Unrealized net gain on cash flow derivatives
Balance at beginning of period	0.9		1.0
Other comprehensive earnings before reclassifications	2.1		1.5
Realized gains on derivatives reclassified to cost of products sold (net of income tax provision of $0.5 and $0.4 in 2015 and 2014, respectively)	(0.9)		(0.6)

Balance at end of period	2.1		1.9

Pension liability
Balance at beginning of period	(276.2)		(280.0)
Amounts reclassified from accumulated other comprehensive loss: (1)	2.5		5.3

Balance at end of period	(273.7)		(274.7)

Accumulated other comprehensive loss, end of period	$(277.6)		$(263.3)

(1) Amortization of pension items:

Actuarial losses	$4.6	(2)	$8.9	(2)
Prior year service cost	(0.3	) (2)	(0.3	) (2)

	4.3		8.6
Income tax benefit	(1.8)		(3.3)

Reclassification net of income tax benefit	$2.5		$5.3

(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 7 - Pensions for additional details

PART I - FINANCIAL INFORMATION

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Company is comprised of two reporting segments: North America and Rest of World. Our Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential and commercial gas, gas tankless and electric water heaters. Both segments primarily manufacture and market in their respective region of the world. Our North America segment also manufactures and globally markets specialty commercial water heating equipment, condensing and non-condensing boilers and water systems tanks. Our Rest of World segment also manufactures and markets water treatment products and markets air purifier products, primarily for Asia.

Sales in our North America segment grew approximately ten percent in the first quarter of 2015 driven by higher volumes of U.S. water heaters and boilers. We believe a portion of the increase in sales of residential and commercial water heaters resulted from a pre-buy associated with our announced price increases which became effective in April 2015. The National Appliance Energy Conservation Act of 1987 update (NAECA III) increased energy efficiency standards for the majority of our U.S. residential water heaters. Our new compliant products are more expensive to manufacture and as a result, we announced an average residential price increase of approximately 20 percent for our U.S. customers on NAECA III compliant products. The standards apply to water heaters manufactured after April 15, 2015. In addition, we expect the residential and commercial water heater industry’s unit shipments to be modestly higher in 2015 compared to 2014. Driven by a transition in the boiler industry from non-condensing boilers to condensing boilers as well as new product introductions, we expect sales of Lochinvar-branded products to grow approximately ten percent in 2015.

Sales in our Rest of World segment grew approximately 13 percent in the first quarter of 2015, primarily as a result of 15 percent growth in sales in China. We expect sales in China to grow at a rate of approximately two times the rate of growth in China’s gross domestic product (GDP) driven by expected continued overall water heater market growth, market share gains, improved product mix and water treatment product growth significantly higher than two times GDP growth.

RESULTS OF OPERATIONS

FIRST THREE MONTHS OF 2015 COMPARED TO 2014

Sales in the first quarter of 2015 were $618.5 million or approximately 12 percent higher than sales of $552.2 million in the first quarter of 2014 primarily due to higher sales of water heaters and commercial boilers in the U.S. and higher sales of water heaters and water treatment products in China.

First quarter gross profit margin of 37.1 percent in 2015 was higher than gross profit margin of 35.5 percent in the first quarter of 2014. The higher gross profit margin in 2015 was primarily due to higher volumes of water heaters and boilers.

Selling, general and administrative (SG&A) expenses for the first quarter of 2015 were $147.2 million or $16.3 million higher than SG&A expenses of $130.9 million in the first quarter of 2014. The increase in SG&A expenses in 2015 was primarily due to higher selling, advertising and engineering costs in support of increased volumes in China.

Interest expense in the first quarter of 2015 was $1.9 million compared to $1.4 million in the same period last year. The increase in interest expense in the first quarter of 2015 was primarily related to higher interest rates of term debt issued in January 2015 as well as higher overall debt levels.

Other income was $2.7 million in the first quarter of 2015, up from $1.3 million in the same period last year. The increase in other income in the first quarter of 2015 was primarily due to higher interest income.

Our pension costs and credits are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. We consider current market conditions including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 7.75 percent in 2015, consistent with 2014. The discount rate used to determine net periodic pension costs decreased from 4.85 percent in 2014 to 4.05 percent in 2015. Pension expense for the first quarter of 2015 was minimal compared to pension expense of $6.6 million in the first quarter of 2014. The significant decrease in pension expense in the first quarter of 2015 compared to the same period last year was due to the sunset of the plan for the majority of our employees on December 31, 2014. Beginning in 2015, we are making additional Company contributions to a defined contribution plan in lieu of benefits earned in our pension plan. Our pension costs are reflected in cost of products sold and SG&A expenses.

Our effective income tax rate for the first quarter of 2015 was 29.5 percent compared to 28.0 percent in the same period last year. The higher effective income tax rate in the first quarter of 2015 was primarily due to a change in geographic earnings mix in the first quarter of 2015 compared to the first quarter of 2014.

North America

Sales in our North America segment were $429.2 million in the first quarter of 2015 or $40.7 million higher than sales of $388.5 million in the first quarter of 2014. Higher sales in the first quarter of 2015 were primarily due to higher sales of residential and commercial water heaters and boilers in the U.S. We believe that sales of residential and commercial water heaters in the first quarter of 2015 were favorably impacted by a pre-buy associated with announced price increases effective in April 2015.

North America operating earnings were $71.2 million in the first quarter of 2015 which were higher than operating earnings of $55.3 million in the same period of 2014. The operating margin in the first quarter of 2015 of 16.6 percent was higher than the operating margin of 14.2 percent in the same period last year. The higher operating earnings and operating margin in 2015 were primarily caused by higher volumes of residential and commercial water heaters and boilers in the U.S. and a reduction in pension related costs of approximately $4 million, partially offset by approximately $2.5 million of expected incremental enterprise resource planning implementation costs.

Rest of World

Sales in our Rest of World segment were $195.9 million in the first quarter of 2015 or $23.1 million higher than sales of $172.8 million in the first quarter of 2014. The increase in sales was due to an approximately 15 percent increase in sales of water heaters and water treatment products in China.

Operating earnings for the Rest of World segment were $26.2 million in the first quarter of 2015 compared to $25.1 million in the first quarter of 2014. The improved operating earnings in the first quarter of 2015 were due to higher volumes in China, which were partially offset by sales-related increases in selling and advertising costs and an approximately $1 million larger loss in India, related to the launch of water treatment products. The first quarter operating margin of 13.4 percent in 2015 was lower than our operating margin of 14.5 percent in the same period last year primarily due to the larger loss in India and costs incurred in connection with the launch of air purifiers in China.

Outlook

Our North America results in the first quarter were quite strong. We expect water heater volumes in the second quarter will be negatively impacted by the customer pre-buy we believe we experienced in the first quarter. Based on the anticipated lower volumes in the U.S. and approximately $4 million of incremental ERP costs, we expect that 2015 second quarter earnings per share will be about flat with 2014 second quarter earnings per share, after adding back $0.03 per share of non-operating pension costs to the 2014 earnings per share amount. In consideration of the full year 2015, we are executing our NAECA III transition in a very successful manner and we expect continued growth in the U.S. commercial water heater industry after our strong first quarter. Further, we expect our commercial boiler sales will continue to grow at a double digit rate and that sales in China will continue to grow at a rate of approximately two times the rate of growth in China’s GDP in 2015. As a result, we increased our EPS guidance for 2015. We believe we will achieve full-year earnings of between $2.72 and $2.82 per share, which excludes the potential impact from future acquisitions.

Liquidity & Capital Resources

Working capital of $780.5 million at March 31, 2015 was $66.7 million higher than at December 31, 2014 primarily due to sales-related increases in accounts receivable in the U.S. and lower accounts payable balances, primarily in China. As of March 31, 2015, all of the $574.9 million of cash, cash equivalents and marketable securities was held by our foreign subsidiaries. We would incur a cost to repatriate these funds to the U.S. and have accrued $50.7 million for the repatriation of a portion of these funds.

Cash used by continuing operating activities in the first quarter of 2015 was $3.2 million compared with $12.3 million of cash provided by continuing operations during the same period last year. Higher earnings were more than offset by larger outlays for working capital in the 2015 period. For the full year 2015, we expect total cash provided by continuing operating activities to be $270 to $280 million.

Capital expenditures totaled $14.9 million in the first quarter of 2015, compared with $25.3 million spent in the year ago period. We are projecting 2015 capital expenditures between $100 to $110 million, including approximately $15 million to support our enterprise resource planning software implementation and approximately $30 million related to capacity expansion to support growth in China and in the U.S. for Lochinvar-branded products to support growth. We expect full year depreciation and amortization to be approximately $66 million.

In December 2012, we completed a $400 million multi-currency credit facility with a group of eight banks which expires in December 2017. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of March 31, 2015.

The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt. At March 31, 2015, we had available borrowing capacity of $247.9 million under this facility. We believe the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

In January 2015, we borrowed $75 million of fixed rate notes from an insurance company. Principal payments commence in 2020 and the notes mature in 2030. The notes have an interest rate of 3.52 percent. We used proceeds of the notes to pay down borrowings under our revolving credit facility.

Our total debt increased $80.1 million from $223.8 million at December 31, 2014 to $303.9 million at March 31, 2015, due in part to borrowing $35.3 million on a temporary short-term facility in China. Our leverage, as measured by the ratio of total debt to total capitalization, was 17.8 percent at the end of the first quarter in 2015, compared with 13.9 percent at the end of last year.

Our pension plan continues to meet all funding requirements under ERISA regulations. We forecast that we will not be required to make a contribution to the plan in 2015, and we do not plan to make any voluntary contributions to the plan in 2015.

In 2014, our Board of Directors approved adding 3,500,000 shares of common stock to an existing discretionary share repurchase authority. Under the share repurchase program, our common stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. During the first quarter of 2015, we repurchased 333,033 shares of our stock at a total cost of $20.7 million. A total of approximately 2,165,000 shares remained of the existing repurchase authority at March 31, 2015. Depending on factors such as stock price, working capital requirements and alternative investment opportunities, we expect to spend approximately $100 million on stock repurchase activity in 2015.

On April 13, 2015, our Board of Directors declared a regular cash dividend of $.19 per share on our Common Stock and Class A common stock. The dividend is payable on May 15, 2015 to shareholders of record on April 30, 2015.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S. which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2014. We believe that at March 31, 2015, there has been no material change to this information.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 606-10, Revenue from Contracts with Customers (issued under Accounting Standards Update No. 2014-09). ASC 606-10 will replace all existing revenue recognition guidance when effective. ASC 606-10 is effective for the year beginning January 1, 2017. Either full retrospective adoption or modified retrospective adoption is allowed under ASC 606-10. We are in the process of determining whether the adoption of ASC 606-10 will have an impact on our consolidated financial condition, results of operations or cash flows.

In April 2015, the FASB amended ASC 835-30, Interest - Imputation of Interest (issued under Accounting Standards No. 2015-03). This amendment to ASC 835-30 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. The amendment is effective for the year beginning January 1, 2016 and requires using a retrospective approach. We do not expect the adoption of amended ASC 835-30 will have an impact on our consolidated financial condition, results of operations or cash flows.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2014, we are exposed to various types of market risks, including currency and certain commodity risks. Our quantitative and qualitative disclosures about market risk have not materially changed since that report was filed. We monitor our currency and commodity risks on a continuous basis and generally enter into forward and futures contracts to reduce these exposures. The majority of the contracts are for periods of less than one year. Our Company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward Looking Statements

This filing contains statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: uncertain operating inefficiencies, costs and effects of pricing actions associated with the impact of the update to the National Appliance Energy Conservation Act (NAECA III) energy efficiency standards applicable to U.S. residential water heaters; uncertain costs, savings and timeframes associated with the implementation of the new enterprise resource planning system; potential weakening in the high efficiency boiler industry in the U.S.; the ability to execute our acquisition strategy; significant volatility in raw material prices; competitive pressures on our businesses; inability to implement pricing actions; instability in our replacement markets; strength or duration of any recoveries in U.S. residential or commercial construction; a further slowdown in the growth of the Chinese economy; foreign currency fluctuations; and adverse general economic conditions and capital market deterioration.

Forward-looking statements included in this filing are made only as of the date of this filing, and the Company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the Company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 15 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2014, our Board of Directors approved adding 3,500,000 shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In the first quarter of 2015, we repurchased 333,033 shares at an average price of $62.02 per share and at a total cost of $20.7 million. As of March 31, 2015, there were 2,164,960 shares remaining on the repurchase authorization that existed at that time.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1 – January 31, 2015	34,200	$54.71	34,200	2,463,793
February 1 – February 28, 2015	125,433	62.05	125,433	2,338,360
March 1 – March 31, 2015	173,400	63.44	173,400	2,164,960

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Refer to the Exhibit Index on page 24 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

May 5, 2015	/s/ Daniel L. Kempken
Daniel L. Kempken
Vice President and Controller

/s/ John J. Kita
John J. Kita
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2015 and 2014, (ii) the Condensed Consolidated Statement of Comprehensive Earnings for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2015, and December 31, 2014 (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014 (v) the Notes to Condensed Consolidated Financial Statements