Form 10-Q
period 2015-06-30
SMITH A O CORP
filed 2015-08-10
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

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

Class A Common Stock Outstanding as of August 5, 2015 — 13,146,078 shares

Common Stock Outstanding as of August 5, 2015 — 75,732,188 shares

Index

A. O. Smith Corporation

Part I. FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$653.5	$595.4	$1,272.0	$1,147.6
Cost of products sold	390.2	379.2	779.5	735.5

Gross profit	263.3	216.2	492.5	412.1
Selling, general and administrative expenses	160.3	137.4	307.5	268.3
Interest expense	2.5	1.4	4.4	2.8
Other income	(2.7)	(1.2)	(5.4)	(2.5)

	103.2	78.6	186.0	143.5
Provision for income taxes	32.1	21.3	56.5	39.5

Net Earnings	$71.1	$57.3	$129.5	$104.0

Net Earnings Per Share of Common Stock	$0.80	$0.63	$1.45	$1.15

Diluted Net Earnings Per Share of Common Stock	$0.79	$0.63	$1.44	$1.14

Dividends Per Share of Common Stock	$0.19	$0.15	$0.38	$0.30

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(dollars in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net earnings	$71.1	$57.3	$129.5	$104.0
Other comprehensive (loss) earnings
Foreign currency translation adjustments	(0.9)	2.7	(10.2)	(7.7)
Unrealized net loss on cash flow derivative instruments, less related income tax benefit of $0.8 and $- in 2015, $0.9 and $0.4 in 2014	(1.2)	(1.5)	—	(0.6)
Adjustment to pension liability, less related income tax provision of $(2.3) and $(3.9) in 2015 and $(2.0) and $(6.6) in 2014	3.7	3.2	6.2	8.5

Comprehensive Earnings	$72.7	$61.7	$125.5	$104.2

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions, except share data)

	(unaudited) June 30, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$248.1	$319.4
Marketable securities	304.3	222.5
Receivables	528.5	475.4
Inventories	233.4	208.3
Deferred income taxes	41.6	40.5
Other current assets	44.1	52.9

Total Current Assets	1,400.0	1,319.0
Property, plant and equipment	840.8	815.9
Less accumulated depreciation	407.4	388.2

Net property, plant and equipment	433.4	427.7
Goodwill	425.4	428.8
Other intangibles	299.9	308.5
Other assets	31.1	31.3

Total Assets	$2,589.8	$2,515.3

Liabilities
Current Liabilities
Trade payables	$369.2	$393.8
Accrued payroll and benefits	62.1	70.3
Accrued liabilities	91.9	85.1
Product warranties	42.5	42.3
Long-term debt due within one year	13.4	13.7

Total Current Liabilities	579.1	605.2
Long-term debt	266.2	210.1
Pension liabilities	122.9	133.1
Other liabilities	185.1	185.6

Total Liabilities	1,153.3	1,134.0
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 13,211,268 and 13,220,470	66.1	66.1
Common Stock, $1 par value: authorized 120,000,000 shares; issued 82,142,528 and 82,133,326	82.1	82.1
Capital in excess of par value	609.8	600.1
Retained earnings	1,231.0	1,135.5
Accumulated other comprehensive loss	(276.0)	(272.0)
Treasury stock at cost	(276.5)	(230.5)

Total Stockholders’ Equity	1,436.5	1,381.3

Total Liabilities and Stockholders’ Equity	$2,589.8	$2,515.3

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net earnings	$129.5	$104.0
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	31.6	29.6
Pension expense	—	13.2
Loss on disposal of assets	0.2	0.4
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	(98.5)	(55.1)
Noncurrent assets and liabilities	(4.0)	(1.2)

Cash Provided by Operating Activities - continuing operations	58.8	90.9
Cash Used in Operating Activities - discontinued operations	(0.6)	(1.1)

Cash Provided by Operating Activities	58.2	89.8
Investing Activities
Capital expenditures	(31.0)	(50.8)
Investments in marketable securities	(237.7)	(110.3)
Net proceeds from sale of securities	156.1	110.4

Cash Used in Investing Activities	(112.6)	(50.7)
Financing Activities
Long-term debt incurred	57.2	58.5
Common stock repurchases	(47.3)	(60.8)
Net proceeds from stock option activity	7.2	3.6
Dividends paid	(34.0)	(27.4)

Cash Used in Financing Activities	(16.9)	(26.1)

Net (decrease) increase in cash and cash equivalents	(71.3)	13.0
Cash and cash equivalents - beginning of period	319.4	380.7

Cash and Cash Equivalents - End of Period	$248.1	$393.7

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on February 17, 2015.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) amended Accounting Standard Codification (ASC) 835-30, Interest - Imputation of Interest (issued under Accounting Standards No. 2015-03). This amendment to ASC 835-30 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by this amendment. The amendment is effective for the year beginning January 1, 2016 and requires using a retrospective approach. The Company does not expect the adoption of amended ASC 835-30 will have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In May 2014, the FASB issued ASC 606-10, Revenue from Contracts with Customers (issued under Accounting Standards No. 2014-09). ASC 606-10 will replace all existing revenue recognition guidance when effective. On July 9, 2015, the FASB approved a one year deferral of the effective date, with application permitted as of the original effective date which is periods beginning January 1, 2017. Either full retrospective adoption or modified retrospective adoption is allowed under ASC 606-10. The Company is in the process of determining whether the adoption of ASC 606-10 will have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

2.	Inventories

The following table presents the components of the Company’s inventory balances:

(dollars in millions)
	June 30, 2015	December 31, 2014
Finished products	$111.1	$100.2
Work in process	11.5	10.7
Raw materials	131.8	121.3

Inventories, at FIFO cost	254.4	232.2
LIFO reserve	(21.0)	(23.9)

Net inventory	$233.4	$208.3

3.	Product Warranties

The Company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. The following table presents the Company’s warranty liability activity.

	Three Months Ended June 30,
(dollars in millions)
	2015	2014
Balance at April 1,	$137.2	$135.9
Expense	15.3	15.7
Claims settled	(14.2)	(15.2)

Balance at June 30,	$138.3	$136.4

	Six Months Ended June 30,
(dollars in millions)
	2015	2014
Balance at January 1,	$136.2	$136.6
Expense	32.5	32.3
Claims settled	(30.4)	(32.5)

Balance at June 30,	$138.3	$136.4

4.	Long-Term Debt

The Company has a $400 million multi-currency revolving credit agreement with eight banks, which expires on December 12, 2017. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied.

Borrowings under bank credit lines and commercial paper borrowings are supported by the $400 million revolving credit agreement. As a result of the long-term nature of this facility, the Company’s commercial paper and credit line borrowings are classified as long-term debt at June 30, 2015.

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

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Denominator for basic earnings per share – weighted average shares	89,139,114	90,509,155	89,286,984	90,868,025
Effect of dilutive stock options and share units	686,041	647,158	708,193	690,957

Denominator for diluted earnings per share	89,825,155	91,156,313	89,995,177	91,558,982

6.	Stock Based Compensation

The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the “plan”) effective January 1, 2007. Stockholders reapproved the plan on April 16, 2012. The plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options, restricted stock or share units under the plan at June 30, 2015 was 1,994,284. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.

Total stock based compensation cost recognized in the three months ended June 30, 2015 and 2014 was $1.1 million and $2.0 million, respectively. Total stock based compensation cost recognized in the six months ended June 30, 2015 and 2014 was $6.7 million and $7.8 million, respectively.

Stock Options

The stock options granted in the six months ended June 30, 2015 and 2014 have three year pro rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2015 and 2014 expire ten years after date of grant. The Company’s stock options are expensed ratably over the three-year vesting period; however, included in the stock option expense for the three and six months ended June 30, 2015 and 2014 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Stock based compensation cost attributable to stock options in the three months ended June 30, 2015 and 2014 was $0.5 million and $0.9 million, respectively. Stock based compensation expense attributable to stock options in the six months ended June 30, 2015 and 2014 was $3.0 million and $3.7 million, respectively.

6.	Stock Based Compensation (continued)

Changes in option awards, all of which relate to Common Stock, were as follows for the six months ended June 30, 2015:

	Weighted- Average Per Share Exercise Price	Six Months Ended June 30, 2015	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2015	$27.50	1,577,003
Granted	61.53	242,495
Exercised	21.31	(240,760)
Forfeited	34.10	(2,265)

Outstanding at June 30, 2015	33.63	1,576,473	7 years	$60.5

Exercisable at June 30, 2015	$24.43	1,028,157	7 years	$48.9

The weighted-average fair value per option at the date of grant during the six months ended June 30, 2015 and 2014 using the Black-Scholes option-pricing model was $17.17 and $16.55, respectively. Assumptions were as follows:

	Six Months Ended June 30,
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

Stock Appreciations Rights (SARs)

Certain non-U.S.-based employees are granted SARs. Each SAR award grants the employee the right to receive cash equal to the excess of the share price of the Common Stock on the date that a participant exercises such right over the grant date price of the stock. SARs granted in the six months ended June 30, 2015 have three year pro rata vesting from the date of grant. SARs are issued at exercise prices equal to the fair value of Common Stock on the date of grant and expire ten years from the date of grant. Compensation expense for SARs is remeasured at each reporting period based on the estimated fair value on the date of grant using the Black-Scholes option-pricing model, using assumptions similar to stock option awards. SARs are subsequently remeasured at each interim reporting period based on a revised Black-Scholes value. In the first six months of 2015, the Company granted 13,115 cash-settled SARs and no SARs were exercisable. Stock based compensation expense attributable to SARS was minimal in the three and six months ended June 30, 2015.

6.	Stock Based Compensation (continued)

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the plan. The Company granted 76,035 and 100,310 share units under the plan in the six months ended June 30, 2015 and 2014, respectively. The share units were valued at $4.7 million and $5.1 million at the dates of issuance in 2015 and 2014, respectively, based on the Company’s stock price at the dates of grant. The Company’s share units are recognized as compensation expense ratably over the three year vesting period; however, included in share unit expense in the three and six months ended June 30, 2015 and 2014 is expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period. Share based compensation expense attributable to share units of $0.6 million and $1.1 million was recognized in the three months ended June 30, 2015 and 2014, respectively. Stock based compensation expense attributable to share units of $3.7 million and $4.1 million was recognized in the six months ended June 30, 2015 and 2014, respectively. Certain non-U.S.-based employees receive the cash value of vested shares at the vesting date in lieu of shares.

A summary of share unit activity under the plan for the six months ended June 30, 2015 is as follows:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2015	416,289	$33.06
Granted	76,035	61.57
Vested	(154,748)	22.90
Forfeited	(635)	35.44

Issued and unvested at June 30, 2015	336,941	$44.16

7.	Pensions

The following table presents the components of the Company’s net pension expense:

(dollars in millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$0.5	$1.8	$1.0	$3.9
Interest cost	9.4	11.4	18.8	22.4
Expected return on plan assets	(14.5)	(15.2)	(28.8)	(30.2)
Amortization of unrecognized loss	4.8	8.8	9.5	17.6
Amortization of prior service cost	(0.2)	(0.2)	(0.5)	(0.5)

Defined benefit plan expense	$—	$6.6	$—	$13.2

The Company’s pension plan sunset for the majority of its employees on December 31, 2014.

The Company did not make a contribution to its U.S. pension plan in 2014. The Company is not required to make a contribution and does not intend to make a voluntary contribution in 2015.

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

The Company’s operations by segment are as follows:

(dollars in millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales
North America	$442.7	$410.1	$871.9	$798.6
Rest of World	221.3	193.6	417.2	366.4
Inter-segment sales	(10.5)	(8.3)	(17.1)	(17.4)

	$653.5	$595.4	$1,272.0	$1,147.6

Operating earnings
North America	$86.0	$63.2	$157.2	$118.5
Rest of World	30.9	29.3	57.1	54.4

	116.9	92.5	214.3	172.9
Corporate expense	(11.2)	(12.5)	(23.9)	(26.6)
Interest expense	(2.5)	(1.4)	(4.4)	(2.8)

Earnings before income taxes	103.2	78.6	186.0	143.5
Provision for income taxes	32.1	21.3	56.5	39.5

Net earnings	$71.1	$57.3	$129.5	$104.0

9.	Fair Value Measurements

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

9.	Fair Value Measurements (continued)

Assets and liabilities measured at fair value on a recurring basis are as follows:

(dollars in millions)
Fair Value Measurement Using	June 30, 2015	December 31, 2014
Quoted prices in active markets for identical assets (Level 1)	$305.9	$224.1
Significant other observable inputs (Level 2)	(0.2)	(0.2)

Total assets measured at fair value	$305.7	$223.9

There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis during the six months ended June 30, 2015.

10.	Derivative Instruments

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

10.	Derivative Instruments (continued)

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

The majority of the amounts in accumulated other comprehensive loss for cash flow hedges is expected to be reclassified into earnings within one year and all of the hedges will be reclassified into earnings no later than December 31, 2016.

The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts:

(dollars in millions)
	June 30,
	2015		2014
	Buy	Sell	Buy	Sell
British pound	$—	$0.5	$—	$0.9
Canadian dollar	—	66.7	—	56.7
Euro	18.4	0.5	7.1	0.8
Mexican peso	13.6	—	11.5	—

Total	$32.0	$67.7	$18.6	$58.4

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

The minimal after-tax loss on the effective portion of the contracts as of June 30, 2015 was recorded in accumulated other comprehensive loss and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The effective portion of the contracts will be reclassified within one year. Commodity hedges outstanding at June 30, 2015 involve a total of approximately 0.7 million pounds of copper. There were no steel futures contracts outstanding at June 30, 2015.

The impact of derivative contracts on the Company’s financial statements is as follows:

10.	Derivative Instruments (continued)

Fair value of derivatives designated as hedging instruments under ASC 815:

(dollars in millions)
	Balance Sheet Location	June 30, 2015	December 31, 2014
Foreign currency contracts	Other current assets	$5.5	$4.6
	Accrued liabilities	(3.8)	(3.0)
Commodities contracts	Accrued liabilities	(0.3)	(0.2)

Total derivatives designated as hedging instruments		$1.4	$1.4

The effect of derivatives designated as hedging instruments on the statement of earnings is as follows:

Three Months Ended June 30 (dollars in millions):
Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into earnings (effective portion)		Location of gain (loss) recognized in earnings on derivative (ineffective portion)	Amount of gain (loss) recognized in earnings on a derivative (ineffective portion)
	2015	2014		2015	2014		2015	2014
Foreign currency contracts	$(0.8)	$(1.9)	Cost of products sold	$1.2	$0.7	N/A	$—	$—
Commodities contracts	(0.1)	0.3	Cost of products sold	—	0.1	Cost of products sold	0.1	—

	$(0.9)	$(1.6)		$1.2	$0.8		$0.1	$—

Six Months Ended June 30 (dollars in millions):
Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into earnings (effective portion)		Location of gain (loss) recognized in earnings on derivative (ineffective portion)	Amount of gain (loss) recognized in earnings on a derivative (ineffective portion)
	2015	2014		2015	2014		2015	2014
Foreign currency contracts	$2.7	$0.8	Cost of products sold	$2.7	$1.8	N/A	$—	$—
Commodities contracts	(0.3)	—	Cost of products sold	(0.1)	—	Cost of products sold	—	—

	$2.4	$0.8		$2.6	$1.8		$—	$—

11.	Income Taxes

The effective tax rate for the three and six months ended June 30, 2015 was 31.1 percent and 30.4 percent, respectively. The Company estimates that its annual effective tax rate for the full year of 2015 will be approximately 30.5 percent. The full year effective tax rate in 2014 was 27.5 percent. The higher effective income tax rates in the second quarter and first six months of 2015 were primarily due to a change in geographic earnings mix. The 2014 effective rates were also impacted by a one-time tax benefit associated with a revised domestic manufacturers’ deduction from a prior year resulting in an increased income tax benefit on an amended prior year tax return filed in the second quarter of 2014.

As of June 30, 2015, the Company had $1.6 million of unrecognized tax benefits of which $1.2 million would affect its effective tax rate if recognized. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of tax expense.

The U.S. federal tax returns for 2013-2014 are subject to audit. The Company is subject to state and local audits for tax years 2000-2014. The Company is also subject to non-U.S. income tax examinations for years 2006-2014.

12.	Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)
	Three Months Ended June 30,
	2015		2014
Cumulative foreign currency translation
Balance at beginning of period	$(6.0)		$9.5
Other comprehensive (loss) gain before reclassifications	(0.9)		2.7

Balance at end of period	(6.9)		12.2

Unrealized net gain on cash flow derivatives
Balance at beginning of period	2.1		1.9
Other comprehensive loss before reclassifications	(0.5)		(1.1)
Realized gains on derivatives reclassified to cost of products sold (net of tax provision of $0.5 and $0.3 in 2015 and 2014, respectively)	(0.7)		(0.4)

Balance at end of period	0.9		0.4

Pension liability
Balance at beginning of period	(273.7)		(274.7)
Other comprehensive loss before reclassifications	0.6		(2.1)
Amounts reclassified from accumulated other comprehensive loss: (1)	3.1		5.3

Balance at end of period	(270.0)		(271.5)

Accumulated other comprehensive loss, end of period	$(276.0)		$(258.9)

(1) Amortization of pension items:
Actuarial losses	$5.3	(2)	$8.7	(2)
Prior year service cost	(0.2	)(2)	(0.2	)(2)

	5.1		8.5
Tax benefit	(2.0)		(3.2)

Reclassification net of tax	$3.1		$5.3

(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 7 - Pensions for additional details

12.	Changes in Accumulated Other Comprehensive Loss by Component (continued)

Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)
	Six Months Ended June 30,
	2015		2014
Cumulative foreign currency translation
Balance at beginning of period	$3.3		$19.9
Other comprehensive loss before reclassifications	(10.2)		(7.7)

Balance at end of period	(6.9)		12.2

Unrealized net gain on cash flow derivatives
Balance at beginning of period	0.9		1.0
Other comprehensive gain before reclassifications	1.6		0.5
Realized gains on derivatives reclassified to cost of products sold (net of tax provision of $1.0 and $0.7 in 2015 and 2014, respectively)	(1.6)		(1.1)

Balance at end of period	0.9		0.4

Pension liability
Balance at beginning of period	(276.2)		(280.0)
Other comprehensive loss before reclassifications	0.7		(2.1)
Amounts reclassified from accumulated other comprehensive loss: (1)	5.5		10.6

Balance at end of period	(270.0)		(271.5)

Accumulated other comprehensive loss, end of period	$(276.0)		$(258.9)

(1) Amortization of pension items:
Actuarial losses	$9.5	(2)	$17.6	(2)
Prior year service cost	(0.5	)(2)	(0.5	)(2)

	9.0		17.1
Tax benefit	(3.5)		(6.5)

Reclassification net of tax	$5.5		$10.6

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

Sales in our North America segment grew approximately eight percent in the second quarter of 2015 driven by a price increase effective in April for both commercial and residential water heaters in the U.S., as well as higher sales of Lochinvar-branded products. New government regulations under the National Appliance Energy Conservation Act that mandate increasing the minimum energy efficiency standards for residential water heaters in the U.S., commonly referred to as NAECA III, went into effect on April 16, 2015. Compliance with the regulations caused an increase in our cost to manufacture our products. This resulted in price increases associated with NAECA III products. Our NAECA III transition was completed in the second quarter of 2015. We expect the residential water heater industry’s unit shipments to be approximately two percent higher in 2015 compared to 2014 due to an improving construction market and expanded replacement demand. We continue to see strength in U.S. commercial water heater volumes, and we expect the industry’s unit shipments will be approximately four percent higher than last year. Driven by a transition in the boiler industry from non-condensing boilers to condensing boilers as well as new product introductions, we expect sales of Lochinvar-branded products to grow approximately ten percent in 2015.

Sales in our Rest of World segment grew approximately 14 percent in the second quarter of 2015, primarily as a result of 15 percent growth in sales in China. We expect sales in China to grow at a rate of approximately two times the rate of growth in China’s gross domestic product (GDP) driven by expected continued overall water heater market growth, market share gains, improved product mix and water treatment product growth significantly higher than two times GDP growth.

RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST SIX MONTHS OF 2015 COMPARED TO 2014

Sales for the second quarter of 2015 were $653.5 million or approximately ten percent higher than sales of $595.4 million in the second quarter of 2014. Sales in the first six months of 2015 increased to $1,272.0 million from $1,147.6 million in the same period last year. The increase in sales in both the second quarter and first six months of 2015 is primarily due to higher prices in North America, higher sales of Lochinvar-branded products and higher sales of water heaters and water treatment products in China. Sales in China grew 15 percent in both the second quarter and first six months of 2015 as compared to the same periods of 2014. The first six months of 2015 also benefitted from higher volumes of water heaters in the U.S.

Gross profit margin in the second quarter of 2015 of 40.3 percent was higher than the gross profit margin of 36.3 percent in the second quarter of 2014. Gross profit margin in the first six months of 2015 increased to 38.7 percent from 35.9 percent in the first six months of 2014. Margins in the second quarter of 2015 and first six months of 2015 benefitted from price increases in the U.S. and Canada, higher boilers sales and a reduction in pension related costs. Margins in the second quarter of 2015 also benefitted from lower steel costs.

Selling, general and administrative (SG&A) expenses in the second quarter and first six months of 2015 increased by $22.9 million and $39.2 million, respectively, as compared to the same periods last year. The increase in SG&A expenses in both periods in 2015 was primarily due to higher selling, advertising and engineering costs in support of increased volumes in China and expected higher incremental enterprise resource planning (ERP) implementation costs.

Interest expense in the second quarter of 2015 was $2.5 million compared to $1.4 million in the same period last year. Interest expense in the first six months of 2015 was $4.4 million compared to $2.8 million in the same period last year. The increase in interest expense in the second quarter and first six months of 2015 was primarily related to interest rates on term debt issued in January 2015 that are higher than the interest rate on the revolving credit facility that it replaced as well as higher overall debt levels primarily related to share repurchases.

Other income was $2.7 million in the second quarter of 2015, up from $1.2 million in the same period last year. Other income in the first six months of 2015 was $5.4 million, up from $2.5 million in the first six months of 2014. The increase in other income in the second quarter and first six months of 2015 was primarily due to increased interest income as compared to the same periods last year.

Our pension costs and credits are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. We consider current market conditions including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 7.75 percent in 2015, consistent with 2014. The discount rate used to determine net periodic pension costs decreased to 4.05 percent in 2015 from 4.85 percent in 2014. Pension expense for the first six months of 2015 was minimal compared to $13.2 million in the first six months of 2014. The significant decrease in pension expense in the first six months of 2015 compared to the same period last year was due to the sunset of the plan for the majority of our employees on December 31, 2014. Beginning in 2015, we are making additional Company contributions to a defined contribution plan in lieu of benefits earned in our pension plan. Our pension costs are reflected in cost of products sold and SG&A expense.

Our effective tax rates for the second quarter and first six months of 2015 were 31.1 percent and 30.4 percent, respectively. Our effective tax rates for the second quarter and first six months of 2014 were 27.1 percent and 27.5 percent, respectively. The higher effective tax rates in both periods of 2015 were primarily due to a change in geographic earnings mix as compared to the same periods in the prior year. The 2014 effective tax rates were also impacted by a one-time tax benefit associated with a revised domestic manufacturers’ deduction from a prior year resulting in an increased income tax benefit on an amended prior year tax return filed in the second quarter of 2014.

North America

Sales in the North America segment were $442.7 million in the second quarter of 2015 or $32.6 million higher than sales of $410.1 million in the second quarter of 2014. Sales for the first six months of 2015 were $871.9 million or $73.3 million higher than sales of $798.6 million in the same period last year. The increased sales in the second quarter and first six months of 2015 were primarily due to higher prices in North America as well as higher sales of Lochinvar-branded products. The increased sales in the first six months of 2015 also benefitted from higher volumes of water heaters in the U.S.

North America operating earnings were $86.0 million in the second quarter of 2015 or approximately 36 percent higher than earnings of $63.2 million in the same period of 2014. Operating earnings in the first six months of 2015 were $157.2 million or approximately 33 percent higher than operating earnings of $118.5 million in the first six months of 2014. Operating margin of 19.4 percent in the second quarter of 2015 was higher than 15.4 percent in the same period last year. Operating margin of 18.0 percent in the first six months of 2015 was higher than 14.8 percent in the same period in 2014. The higher operating earnings and operating margins in both periods of 2015 were primarily due to higher water heater prices, increased volumes of boilers in the U.S. and lower pension related costs that were partially offset by expected higher ERP implementation costs. In addition, the second quarter operating earnings and operating margins benefitted from lower steel costs.

Rest of World

Sales in the Rest of World segment were $221.3 million in the second quarter of 2015 or $27.7 million higher than sales of $193.6 million in the second quarter of 2014. Sales in the first six months of 2015 were $417.2 million or $50.8 million higher than sales of $366.4 million in the first six months of 2014. Sales of water heaters and water treatment products in China grew 15 percent in both the second quarter and first six months of 2015 as compared to the same periods in 2014.

Rest of World operating earnings were $30.9 million in the second quarter of 2015 or approximately five percent higher than operating earnings of $29.3 million in the second quarter of 2014. Operating earnings in the first six months of 2015 were $57.1 million, approximately five percent higher than operating earnings of $54.4 million in the first six months of 2014. The higher operating earnings in the second quarter and first six months of 2015 were primarily due to higher profits in China. The 2015 second quarter operating margin of 14.0 percent was lower than the operating margin of 15.1 percent in the same period last year. Operating margin of 13.7 percent in the first six months of 2015 was lower than the operating margin of 14.8 percent in the same period last year. Operating margins in both the second quarter and first six months of 2015 were lower than the same periods last year primarily due to higher selling, advertising and engineering costs as a percentage of sales in China, including promotion related to the new air purifier products, and higher costs in India to support the launch of water treatment products.

Outlook

We continue to expect improvement in residential and commercial water heater demand in the U.S. compared to last year, as well as continued lower material costs. We expect Lochinvar-branded sales to grow approximately ten percent in 2015, well ahead of GDP growth in the U.S., as we expect the Lochinvar brand to continue to benefit from a transition from lower efficiency, non-condensing boilers to high efficiency, condensing boilers. We expect sales in China to grow at twice the rate of China’s GDP growth in 2015. We estimate our organic worldwide revenue growth will be approximately 11 percent in 2015. Given these factors, we have increased our guidance for 2015. We believe A. O. Smith Corporation will achieve full-year GAAP earnings of between $3.04 and $3.09 per share. These estimates do not include the potential impact from future acquisitions.

Liquidity & Capital Resources

Working capital of $820.9 million at June 30, 2015 was $107.1 million higher than at December 31, 2014 primarily due to higher inventory balances, sales-related increases in accounts receivable in the U.S., and lower accounts payable balances, primarily in China. As of June 30, 2015, all of the $552.4 million of cash, cash equivalents and marketable securities was held by our foreign subsidiaries. We would incur a cost to repatriate these funds to the U.S. and have accrued $50.7 million for the repatriation of a portion of these funds.

Cash provided by continuing operating activities in the first six months of 2015 was $58.8 million compared with $90.9 million of cash provided by continuing operations during the same period last year. Higher earnings were more than offset by larger outlays for working capital in the 2015 period. For the full year 2015, we expect total cash provided by continuing operating activities to be approximately $300 million.

Capital expenditures totaled $31.0 million in the first six months of 2015, compared with $50.8 million spent in the year ago period. We are projecting 2015 capital expenditures between $100 million to $110 million, including approximately $20 million to support our ERP implementation and approximately $30 million related to capacity expansion in China and in the U.S., with the U.S. portion in support of Lochinvar-branded sales. We expect full year depreciation and amortization to be approximately $65 million.

In December 2012, we completed a $400 million multi-currency credit facility with a group of eight banks which expires in December 2017. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of June 30, 2015.

The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt. At June 30, 2015, we had available borrowing capacity of $226.6 million under this facility. We believe the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

In January 2015, we issued $75 million of fixed rate term notes to an insurance company. Principal payments commence in 2020 and the notes mature in 2030. The notes have an interest rate of 3.52 percent. We used proceeds of the notes to pay down borrowings under our revolving credit facility.

Our total debt increased $55.8 million from $223.8 million at December 31, 2014 to $279.6 million at June 30, 2015. Our leverage, as measured by the ratio of total debt to total capitalization, was 16.3 percent at the end of the second quarter in 2015, compared with 13.9 percent at the end of last year.

Our pension plan continues to meet all funding requirements under ERISA regulations. We forecast that we will not be required to make a contribution to the plan in 2015, and we do not plan to make any voluntary contributions to the plan in 2015.

In 2014, our Board of Directors approved adding 3,500,000 shares of common stock to an existing discretionary share repurchase authority. Under the share repurchase program, our common stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. During the first six months of 2015, we repurchased 728,787 shares of our stock at a total cost of $47.3 million. A total of 1,769,206 shares remained of the existing repurchase authority at June 30, 2015.

Depending on factors such as stock price, working capital requirements and alternative investment opportunities, we now anticipate spending approximately $125 million on stock repurchase activity in 2015.

On July 13, 2015, our Board of Directors declared a regular cash dividend of $.19 per share on our Common Stock and Class A common stock. The dividend is payable on August 17, 2015 to shareholders of record on July 31, 2015.

Critical Accounting Policies

The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the U.S. which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2014. We believe that as of June 30, 2015 there has been no material change to this information.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) amended Accounting Standard Codification (ASC) 835-30, Interest - Imputation of Interest (issued under Accounting Standards No. 2015-03). This amendment to ASC 835-30 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by this amendment. The amendment is effective for the year beginning January 1, 2016 and requires using a retrospective approach. We do not expect the adoption of amended ASC 835-30 will have a material impact on our consolidated financial condition, results of operations or cash flows.

In May 2014, the FASB issued ASC 606-10, Revenue from Contracts with Customers (issued under Accounting Standards No. 2014-09). ASC 606-10 will replace all existing revenue recognition guidance when effective. On July 9, 2015, the FASB approved a one year deferral of the effective date, with application permitted as of the original effective date which is periods beginning January 1, 2017. Either full retrospective adoption or modified retrospective adoption is allowed under ASC 606-10. We are in the process of determining whether the adoption of ASC 606-10 will have an impact on our consolidated financial condition, results of operations or cash flows.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2014, we are exposed to various types of market risks, including currency and certain commodity risks. Our quantitative and qualitative disclosures about market risk have not materially changed since that report was filed. We monitor our currency and commodity risks on a continuous basis and generally enter into forward and futures contracts to minimize these exposures. The majority of the contracts are for periods of less than one year. We do not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

In the second quarter of 2015, we completed a significant implementation phase of our global enterprise resource planning system. This multi-year initiative is being conducted in phases and includes modifications to the design and operation of controls over financial reporting. We are testing internal controls over financial reporting for design effectiveness prior to implementation of each phase, and we have monitoring controls in place over the implementation of these changes.

Except as described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Forward Looking Statements

This filing contains statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. All statements regarding 2015 outlook are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: uncertain costs, savings and timeframes associated with the implementation of the new enterprise resource planning system; potential weakening in the high efficiency boiler segment in the U.S.; the ability to execute our acquisition strategy; significant volatility in raw material prices; competitive pressures on our businesses; inability to implement and maintain pricing actions; instability in our replacement markets; strength or duration of any recoveries in U.S. residential or commercial construction; a further slowdown in the growth of the Chinese economy; foreign currency fluctuations; and adverse general economic conditions and capital market deterioration in the U.S., Canada or China.

Forward-looking statements included in this filing are made only as of the date of this filing, and we are under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to us, or persons acting on our behalf, are qualified entirely by these cautionary statements.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 15 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2014, our board of directors approved adding 3,500,000 shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In the second quarter of 2015, we repurchased 395,754 shares at an average price of $67.42 per share and at a total cost of $26.7 million. As of June 30, 2015, there were 1,769,206 shares remaining on the existing repurchase authority.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 1 – April 30, 2015	165,200	$65.30	165,200	1,999,760
May 1 – May 31, 2015	147,700	67.64	147,700	1,852,060
June 1 – June, 2015	82,854	71.26	82,854	1,769,206

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Refer to the Exhibit Index on page 25 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

August 10, 2015	/s/ Daniel L. Kempken
Daniel L. Kempken
Vice President and Controller

August 10, 2015	/s/ John J. Kita
John J. Kita
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Summary of Directors Compensation

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the six months ended June 30, 2015 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive Earnings for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2015, and December 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (v) the Notes to Condensed Consolidated Financial Statements