Form 10-K
period 2015-12-31
SMITH A O CORP
filed 2016-02-17
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-475

A. O. Smith Corporation

(Exact name of registrant as specified in its charter)

Delaware	39-0619790
(State of Incorporation)	(I.R.S. Employer Identification No.)

11270 West Park Place, Milwaukee, Wisconsin	53224-9508
(Address of Principal Executive Office)	(Zip Code)

(414) 359-4000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Shares of Stock Outstanding February 10, 2016	Name of Each Exchange on Which Registered
Class A Common Stock (par value $5.00 per share)	13,121,508	Not listed
Common Stock (par value $1.00 per share)	74,677,900	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No

The aggregate market value of voting stock held by non-affiliates of the registrant was $41,422,906 for Class A Common Stock and $5,322,129,940 for Common Stock as of June 30, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the company’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference in Part III).

A. O. Smith Corporation

Index to Form 10-K

Year Ended December 31, 2015

PART 1

ITEM 1 - BUSINESS

Our company is comprised of two reporting segments: North America and Rest of World. Our Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential and commercial gas, gas tankless and electric water heaters. Both segments primarily manufacture and market in their respective regions of the world. Our North America segment also manufactures and globally markets specialty commercial water heating equipment, condensing and non-condensing boilers and water systems tanks. Primarily for Asia, our Rest of World segment also manufactures and markets water treatment products. We also market in-home air purification products in China.

On August 22, 2011, we sold our Electrical Products business (EPC) to Regal Beloit Corporation (RBC) for approximately $760 million in cash and approximately 2.83 million shares of RBC common stock valued at $140.6 million as of that date. Due to the sale, EPC has been reflected as a discontinued operation in the accompanying financial information for all periods presented.

The following table summarizes our sales from continuing operations. This summary and all other information presented in this section should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, which appear in Item 8 in this document.

	Years Ended December 31 (dollars in millions)
	2015	2014	2013	2012	2011
North America	$1,703.0	$1,621.7	$1,520.0	$1,430.8	$1,289.5

Rest of World	866.1	768.3	668.0	542.5	455.6

Inter-segment	(32.6)	(34.0)	(34.2)	(34.0)	(34.6)

Total Sales	$2,536.5	$2,356.0	$2,153.8	$1,939.3	$1,710.5

NORTH AMERICA

Sales in our North America segment increased 5.0 percent or $81.3 million in 2015 compared with the prior year. The sales increase in 2015 was the result of price increases in the U.S. and Canada for residential and commercial water heaters and higher volumes of commercial water heaters and condensing commercial boilers in the U.S. Lower volumes of U.S. residential water heaters and lower water heater sales in Canada, primarily due to a decline in the value of the Canadian dollar of approximately thirteen percent versus the U.S. dollar, partially offset these favorable factors. Our Lochinvar brand, which we acquired in August 2011, incrementally added approximately $143 million of sales in 2012 compared to 2011. Approximately 40 percent of Lochinvar-branded sales consist of residential and commercial water heaters while the remaining 60 percent of Lochinvar-branded sales consist primarily of boilers and related parts.

We serve residential and commercial end markets in North America with a broad range of products including:

Water heaters. Our residential and commercial water heaters come in sizes ranging from 2.5 gallon (point-of-use) models to 12,500 gallon products with varying efficiency ranges. We offer electric, natural gas, gas tankless and liquid propane models as well as solar tank units. Our North American residential water heater sales in 2015 were approximately $1.1 billion or 62 percent of North America sales. Typical applications for our water heaters include residences, restaurants, hotels and motels, office buildings, laundries, car washes and small businesses.

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

Our energy efficient product offerings continue to be a sales driver for our business. Our Cyclone product family and our condensing boilers continue to be an option for commercial customers looking for high efficiency water and space heating with a short payback period through energy savings. We offer residential heat pump, condensing tank-type and tankless water heaters in North America, as well as other higher efficiency water heating solutions to round out our energy efficient product offerings.

We sell our water heating products in highly competitive markets. We compete in each of our targeted market segments based on product design, reliability, quality of products and services, advanced technologies, product performance, maintenance costs and price. Our principal water heating and boiler competitors in North America include Rheem, Bradford White, Rinnai, Aerco and Navien. Numerous other manufacturing companies also compete.

REST OF WORLD

Sales in our Rest of World segment increased 12.7 percent, or $97.8 million, in 2015 compared with the prior year. A 13.7 percent increase in sales in China to $789.2 million was the primary source of the increase. Excluding the impact from the stronger U.S. dollar, China sales increased 16.1 percent in 2015.

We have operated in China for 20 years. In that time, we have been aggressively expanding our presence while building A. O. Smith brand recognition in the Chinese residential and commercial markets. The Chinese water heater market is predominantly comprised of electric wall-hung, solar and gas tankless water heaters. We believe we are one of the leading suppliers of water heaters to the residential market in China, with a broad product offering including electric, gas, gas tankless, heat pump and solar units as well as combi boilers. Primarily for Asia, we also manufacture and market water treatment products. We also market air purification products primarily for the residential market in China.

We sell water heaters in more than 8,000 retail outlets in China, of which over 2,000 exclusively sell our products. Our water treatment products and air purification products are sold in over 5,500 and 1,200 retail outlets in China, respectively. Our online sales continue to grow in China and in 2015 reached $140 million.

In 2008, we established a sales office in India and began importing products specifically designed for India from our China operations. We began manufacturing water heaters in India in 2010. Our sales in India were $15.9 million in 2015 compared with $15.1 million in 2014.

Our primary competitor in China is Haier Appliances, a Chinese company, but we also compete with Midea in the electric water heater and water treatment markets and Rinnai and Noritz in the gas tankless and solar water heater markets. Additionally, we compete with numerous other Chinese private and state-owned water heater and water treatment companies in China. In India, we compete in the water heater and water treatment markets. We compete with Bajaj and MTS-Racold in the water heater market and Eureka Forbes and Kent in the water treatment market.

In addition, we sell water heaters in the European and Middle Eastern markets and water treatment products in Turkey, all of which combined comprised less than seven percent of total Rest of World sales in 2015.

RAW MATERIALS

Raw materials for our manufacturing operations, primarily consisting of steel, are generally available in adequate quantities. A portion of our customers are contractually obligated to accept price changes based on fluctuations in steel prices. There has been volatility in steel costs over the last several years.

RESEARCH AND DEVELOPMENT

To improve our competitiveness by generating new products and processes, we conduct research and development at our Corporate Technology Center in Milwaukee, Wisconsin, at our Global Engineering Center in Nanjing, China, and at our operating locations. Our total expenditures for research and development in 2015, 2014 and 2013 were $73.7 million, $67.9 million and $57.8 million, respectively.

PATENTS AND TRADEMARKS

We own and use in our businesses various trademarks, trade names, patents, trade secrets and licenses. We do not believe that our business as a whole is materially dependent upon any such trademark, trade name, patent, trade secret or license. However, our trade name is important with respect to our products, particularly in China, India and the U.S.

EMPLOYEES

We employed approximately 13,400 employees as of December 31, 2015, primarily non-union.

BACKLOG

Due to the short-cycle nature of our businesses, none of our operations sustains significant backlogs.

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

•	A portion of our business could be affected by a slowdown in the transition of the Chinese economy to a consumer driven ecomony

Our sales growth in China has averaged approximately 19 percent per year over the past three years and we anticipate sales growth of approximately 15 percent in local currency in 2016. We continue to expand capacity for water heating and water treatment products in China to meet local demand. If a slowdown in the transition to a more consumer driven economy or the rate urbanization was to stall, it could adversely affect our financial condition, results of operations and cash flows.

•	Sales growth of our Lochinvar-branded products could stall resulting in lower than expected revenues and earnings

The compound annual growth rate of revenues of our Lochinvar-branded products has been approximately ten percent per year since our acquisition of Lochinvar, largely due to the transition in the boiler industry in the U.S. from lower efficiency, non-condensing boilers to higher efficiency, condensing boilers as well as new product introductions. In 2003, approximately five percent of the boilers sold in the U.S. were condensing boilers and by 2013, the percentage had grown to approximately 40 percent. Our Lochinvar brand is a leader in residential and commercial condensing boilers. We expect the transition to continue, which we believe would result in approximately ten percent sales growth in Lochinvar-branded products in 2016 and annually for the foreseeable future after 2016 in conjunction with new product introductions. If the transition to higher efficiency, condensing boilers stalls as a result of lower energy costs, another recession occurs, or our competitors’ technologies surpass our technology, our growth rate could be lower than expected.

•	A material loss, cancellation, reduction, or delay in purchases by one or more of our largest customers could harm our business

Net sales to our five largest customers represented approximately 38 percent of our sales in 2015. We expect that our customer concentration will continue for the foreseeable future. Our concentration of sales to a relatively small number of customers makes our relationship with each of these customers important to our business. We cannot assure that we will be able to retain our largest customers. Some of our customers may shift their purchases to our competitors in the future. The loss of one or more of our largest customers, any material reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or our inability to execute on pricing actions could have a material adverse effect on our financial position, results of operations and cash flows.

•	A portion of our business could be adversely affected by a decline in new residential and commercial construction or a decline in replacement related volume

The recovery in residential and commercial construction activity in North America remains fragile and construction could decline again after showing improvements in 2015. We believe that the majority of the market we serve is for replacement of existing products and replacement related volume growth was strong in 2013 and 2014 before declining in 2015. Changes in replacement volume and in the construction market could negatively affect us.

•	A failure in our implementation of a new enterprise resource planning system could disrupt our business

We depend on information technology to record and process customers’ orders, manufacture and ship products in a timely manner, and maintain the financial accuracy of our business records. We are in the midst of implementing a global enterprise resource planning system that is core to our efforts to redesign and deploy new processes and migrate to a common information system across our plants over a period of several years. There is no certainty that this system will deliver the expected benefits. Implementation may impact our ability to process transactions accurately and efficiently, which could increase costs and thereby impact profitability or otherwise impact our business. In addition, the failure to either deliver the application on time, or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers and revenue and profit.

•	We increasingly sell our products and operate outside the U.S., which may present additional risks to our business

Approximately 40 percent of our net sales in 2015 were attributable to products sold outside of the U.S., primarily in China and Canada and to a lesser extent in Europe and India. Approximately 8,100 of our 13,400 employees as of December 31, 2015 were located in China. At December 31, 2015, approximately $458 million of our cash and marketable securities balances were located in China. International operations generally are subject to various risks, including political, religious, and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, the impact of foreign government regulations, the effects of income taxes, governmental expropriation, the imposition or increases in withholding and other taxes on remittances and other payments by foreign subsidiaries, labor relations problems, the imposition of environmental or employment laws, or other restrictions by foreign governments and differences in business practices. Unfavorable changes in the political, regulatory, and business climate could have a material adverse effect on our financial condition, results of operations and cash flows or our ability to repatriate funds to the U.S. As of December 31, 2015, approximately $645 million of cash, cash equivalents and marketable securities were held by our foreign subsidiaries. We would incur a cost to repatriate these funds to the U.S. and have recorded a liability of approximately $48 million associated with the repatriation of a portion of those funds.

•	Because we participate in markets that are highly competitive, our revenues and earnings could decline as we respond to competition

We sell all of our products in highly competitive markets. We compete in each of our targeted markets based on product design, reliability, quality of products and services, advanced technologies, product performance, maintenance costs and price. Some of our competitors may have greater financial, marketing, manufacturing, research and development and distribution resources than we have, and some are increasingly expanding beyond their existing manufacturing or geographic footprints. Consumer purchasing behavior may shift to distribution channels, including e-commerce, which is a rapidly developing area. Development of a successful e-commerce strategy involves significant time, investment and resources. We cannot assure that our products and services will continue to compete successfully with those of our competitors or that we will be able to retain our customer base or improve or maintain our profit margins on sales to our customers, all of which could materially and adversely affect our financial condition, results of operations and cash flows.

•	Our international operations are subject to risks related to foreign currencies

We have significant operations outside of the U.S., primarily in China and Canada and to a lesser extent Europe and India, and therefore, hold assets, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. The financial statements of our foreign subsidiaries are translated into U.S. dollars in our consolidated financial statements. As a result, we are subject to risks associated with operating in foreign countries, including fluctuations in currency exchange rates and interest rates, or hyperinflation in some foreign countries. Furthermore, typically our products are priced in foreign countries in local currencies. As a result, an increase in the value of the U.S. dollar relative to the local currencies of our foreign markets has had and would continue to have a negative effect on our profitability. In addition to currency translation risks, we incur a currency transaction risk whenever one of our subsidiaries enters into either a purchase or sale transaction using a currency different from the operating subsidiaries’ functional currency. The majority of our foreign currency transaction risk is a result of our Canadian water heater operations. These risks may hurt our reported sales and profits in the future or negatively impact revenues and earnings translated from foreign currencies into U.S. dollars.

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

Our products are subject to a wide variety of statutory, regulatory and industry standards and requirements related to, among other items, energy efficiency, environmental emissions, labeling and safety. While we believe our products are currently efficient, safe and environment-friendly, a significant change to regulatory requirements, whether federal, foreign, state or local, or to industry standards, could substantially increase manufacturing costs, impact the size and timing of demand for our products, or put us at a competitive disadvantage, any of which could harm our business and have a material adverse effect on our financial condition, results of operations and cash flow.

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

Due to the significant negative investment returns in 2008, flat returns in 2015 and falling interest rates in recent years, the projected benefit obligations of our defined benefit pension plans exceeded the fair value of the plan assets by approximately $134 million at December 31, 2015. U.S. employees hired after January 1, 2010 have not participated in our defined benefit plan, and benefit accruals for the majority of current salaried and hourly employees ended on December 31, 2014. We are forecasting that we will not be required to make a contribution to the plan in 2016, and we do not plan to make any voluntary contributions. However, we cannot provide any assurance that contributions will not be required in the future. Among the key assumptions inherent in our actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If interest rates and actual rates of return on invested plan assets were to decrease significantly, our pension plan obligations could increase materially. The size of future required pension contributions could result in us dedicating a substantial portion of our cash flows from operations to making the contributions which could negatively impact our flexibility in managing the company.

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

We have two classes of common equity: our Common Stock and our Class A Common Stock. The holders of Common Stock currently are entitled, as a class, to elect only one-third of our board of directors. The holders of Class A Common Stock are entitled, as a class, to elect the remaining directors. Certain members of the founding family of our company and trusts for their benefit (Smith Family) have entered into a voting trust agreement with respect to shares of our Class A Common Stock and shares of our Common Stock they own. As of December 31, 2015, these members of the Smith Family own approximately 61.0 percent of the total voting power of our outstanding shares of Class A Common Stock and Common Stock, taken together as a single class, and approximately 95.6 percent of the voting power of the outstanding shares of our Class A Common Stock, as a separate class. Due to the differences in the voting rights between shares of our Common Stock and shares of our Class A Common Stock, the Smith Family is in a position to control to a large extent the outcome of matters requiring a stockholder vote, including the adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. This ownership position may increase if other members of the Smith Family enter into the voting trust agreement, and the voting power relating to this ownership position may increase if shares of our Class A Common Stock held by stockholders who are not parties to the voting trust agreement are converted into shares of our Common Stock. The voting trust agreement provides that, in the event one of the parties to the voting trust agreement wants to withdraw from the trust or transfer any of its shares of our Class A Common Stock, such shares of our Class A Common Stock are automatically exchanged for shares of our Common Stock held by the trust to the extent available in the trust. In addition, the trust will have the right to purchase the shares of our Class A Common Stock and our Common Stock proposed to be withdrawn or transferred from the trust. As a result, the Smith Family members that are parties to the voting trust agreement have the ability to maintain their collective voting rights in our company even if certain members of the Smith Family decide to transfer their shares.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Properties utilized by us at December 31, 2015 were as follows:

North America

In this segment we have 12 manufacturing plants located in five states and two non-U.S. countries, of which ten are owned directly by us or our subsidiaries and two are leased from outside parties. The terms of leases in effect at December 31, 2015 expire between 2016 and 2025.

Rest of World

In this segment we have six manufacturing plants located in four non-U.S. countries, of which three are owned directly by us or our subsidiaries and three are leased from outside parties. Initial lease terms generally provide for minimum terms of one to six years and have one or more renewal options. The terms of leases in effect at December 31, 2015 expire between 2016 and 2020.

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

ITEM 3 - LEGAL PROCEEDINGS

We are involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of our business involving product liability, property damage, insurance coverage, exposure to asbestos and other substances, patents and environmental matters, including the disposal of hazardous waste. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, we believe, based on past experience, adequate reserves and insurance availability, that these unresolved legal actions will not have a material effect on our financial position or results of operations. A more detailed discussion of certain of these matters appears in Note 14 of Notes to Consolidated Financial Statements.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction of G(3) of Form 10-K, the following is a list of the executive officers which is included as an unnumbered Item in Part I of this report in lieu of being included in our Proxy Statement for our 2016 Annual Meeting of Stockholders.

Name (Age)	Positions Held	Period Position Was Held

Randall S. Bednar (63)	Senior Vice President – Chief Information Officer	2007 to Present

	Senior Vice President – Information Technology	2006

	Vice President – Information Technology	2001 to 2006

Wilfridus M. Brouwer (57)	Senior Vice President – Asia Corporate Development	2015 to Present

	Senior Vice President	2013 to 2014

	President – A. O. Smith Holdings (Barbados) SRL	2013 to Present

	Senior Vice President – Asia	2009 to 2012

	President and General Manager – A. O. Smith (China) Investment Co., Ltd.	2009 to 2012

Paul R. Dana (53)	Senior Vice President – Global Manufacturing	2016 to Present

	Vice President – Global Manufacturing	2015

	President – APCOM, a division of State Industries, Inc., a subsidiary of the Company	2011 to Present

	Vice President – Product Engineering	2006 to 2010

	Plant Manager – Productos de Agua, S. de R.L. de C.V.	1998 to 2005

Wei Ding (53)	Senior Vice President	2013 to Present

	President – A. O. Smith (China) Investment Co., Ltd.; General Manager – A. O. Smith (China) Water Heater Co., Ltd. and A. O. Smith (Shanghai) Water Treatment Products Co. Ltd.	2013 to Present

	President and General Manager – A. O. Smith (China) Water Heater Co., Ltd.	2013

	Senior Vice President – A. O. Smith Water Products Company	2011 to 2012

	Vice President – China – A. O. Smith Water Products Company	2006 to 2011

	General Manager – A. O. Smith (China) Water Heater Co., Ltd.	1999 to 2012

Robert J. Heideman (49)	Senior Vice President – Chief Technology Officer	2013 to Present

	Senior Vice President – Engineering & Technology	2011 to 2012

	Senior Vice President – Corporate Technology	2010 to 2011

	Vice President – Corporate Technology	2007 to 2010

	Director – Materials	2005 to 2007

	Section Manager	2002 to 2005

Name (Age)	Positions Held	Period Position Was Held

John J. Kita (60)	Executive Vice President and Chief Financial Officer	2011 to Present

	Senior Vice President, Corporate Finance and Controller	2006 to 2011

	Vice President, Treasurer and Controller	1996 to 2006

	Treasurer and Controller	1995 to 1996

	Assistant Treasurer	1988 to 1994

Charles T. Lauber (53)	Senior Vice President, Strategy and Corporate Development	2013 to Present

	Senior Vice President – Chief Financial Officer – A. O. Smith Water Products Company	2006 to 2012

	Vice President – Global Finance – A. O. Smith Electrical Products Company	2004 to 2006

	Vice President and Controller – A. O. Smith Electrical Products Company	2001 to 2004

	Director of Audit and Tax	1999 to 2001

Mark A. Petrarca (52)	Senior Vice President – Human Resources and Public Affairs	2006 to Present

	Vice President – Human Resources and Public Affairs	2005 to 2006

	Vice President – Human Resources – A. O. Smith Water Products Company	1999 to 2004

Ajita G. Rajendra (64)	Chairman, President and Chief Executive Officer	2014 to Present

	President and Chief Executive Officer	2013 to 2014

	President and Chief Operating Officer	2011 to 2012

	Executive Vice President	2006 to 2011

	President – A. O. Smith Water Products Company	2005 to 2011

	Senior Vice President	2005 to 2007

James F. Stern (53)	Executive Vice President, General Counsel and Secretary	2007 to Present

	Partner – Foley & Lardner LLP	1997 to 2007

William L. Vallett Jr. (56)	Senior Vice President	2013 to Present

	Chief Executive Officer – Lochinvar, LLC	2012 to Present

	Chief Executive Officer – Lochinvar Corporation	1992 to 2012

Name (Age)	Positions Held	Period Position Was Held

Kevin J. Wheeler (56)	Senior Vice President	2013 to Present

	President and General Manager – North America, India and Europe Water Heating	2013 to Present

	Senior Vice President and General Manager – North America, India and Europe – A. O. Smith Water Products Company	2011 to 2012

	Senior Vice President and General Manager – U.S. Retail – A. O. Smith Water Products Company	2007 to 2011

	Vice President – International – A. O. Smith Water Products Company	2004 to 2007

	Managing Director – A. O. Smith Water Products Company B.V.	1999 to 2004

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

(a)	Market Information. Our Common Stock is listed on the New York Stock Exchange under the symbol AOS. Our Class A Common Stock is not listed. Wells Fargo Shareowner Services, N.A., P.O. Box 64854, St. Paul, Minnesota, 55164-0854 serves as the registrar, stock transfer agent and the dividend reinvestment agent for our Common Stock and Class A Common Stock.

Quarterly Common Stock Price Range

2015	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$65.99	$74.40	$77.43	$81.15
Low	53.49	63.53	50.09	64.23

2014	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$53.98	$51.17	$50.91	$57.16
Low	44.56	44.14	46.36	44.60

(b)	Holders. As of January 31, 2016, the approximate number of stockholders of record of Common Stock and Class A Common Stock were 680 and 200, respectively.

(c)	Dividends. Dividends declared on the common stock are shown in Note 16 of Notes to Consolidated Financial Statements appearing elsewhere herein.

(d)	Stock Repurchases. In 2013, our Board of Directors approved adding 2,000,000 shares of Common Stock to an existing discretionary share repurchase authority. In 2014, our board of directors authorized the purchase of an additional 3,500,000 shares of our Common Stock. In 2015, our Board of Directors authorized the purchase of an additional 2,000,000 shares of our Common Stock. Under the share repurchase program, our Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchase will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In 2015, we repurchased 1,908,237 shares at an average price of $67.14 per share and at a total cost of $128.1 million. As of December 31, 2015, there were 2,589,756 shares remaining on the existing repurchase authorization.

The following table sets forth the number of shares of common stock we repurchased during the fourth quarter of 2015:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 1 – October 31, 2015	192,320	$69.10	192,320	726,446
November 1 – November 30, 2015	136,690	76.98	136,690	589,756
December 1 – December 31, 2015	—	—	—	2,589,756

(e)	Performance Graph. The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The graph below shows a five-year comparison of the cumulative shareholder return on our Common Stock with the cumulative total return of the Standard & Poor’s (S&P) Mid Cap 400 Index and the Russell 1000 Index, both of which are published indices.

Comparison of Five-Year Cumulative Total Return

From December 31, 2010 to December 31, 2015

Assumes $100 Invested with Reinvestment of Dividends

	Base Period	Indexed Returns
Company/Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15

A. O. Smith Corporation	100.0	107.0	170.7	295.1	312.5	429.0

S&P Mid Cap 400 Index	100.0	97.8	115.2	153.8	168.9	165.2

Russell 1000 Index	100.0	116.1	135.2	179.9	203.7	205.5

ITEM 6 – SELECTED FINANCIAL DATA

(dollars in millions, except per share amounts)
	Years ended December 31
	2015	2014	2013(1)	2012	2011(2)(3)
Net sales – continuing operations	$2,536.5	$2,356.0	$2,153.8	$1,939.3	$1,710.5

Earnings (loss)
Continuing operations	282.9	207.8	169.7	162.6	111.2
Discontinued operations	—	—	—	(3.9)	194.5

Net earnings	$282.9	$207.8	$169.7	$158.7	$305.7

Basic earnings (loss) per share of common stock(1)
Continuing operations	$3.19	$2.30	$1.84	$1.76	$1.20
Discontinued operations	—	—	—	(0.04)	2.11

Net earnings	$3.19	$2.30	$1.84	$1.72	$3.31

Diluted earnings (loss) per share of common stock(1)
Continuing operations	$3.16	$2.28	$1.83	$1.75	$1.19
Discontinued operations	—	—	—	(0.04)	2.09

Net earnings	$3.16	$2.28	$1.83	$1.71	$3.28

Cash dividends per common share(1)	$0.76	$0.60	$0.46	$0.36	$0.30

	December 31
	2015	2014	2013	2012	2011
Total assets	$2,646.5	$2,515.3	$2,391.5	$2,278.8	$2,349.0
Long-term debt(4)	236.1	210.1	177.7	225.1	443.0
Total stockholders’ equity	1,442.3	1,381.3	1,328.7	1,194.1	1,085.8

(1)	In April 2013, we declared a 100 percent stock dividend to holders of Common Stock and Class A Common Stock which is not included in cash dividends. Basic and diluted earnings per share are calculated using the weighted average shares outstanding which were restated for all periods presented to reflect the stock dividend.
(2)	In August 2011, we sold EPC which is reflected as a discontinued operation for all periods presented.
(3)	In August 2011, we acquired Lochinvar.
(4)	Excludes the current portion of long-term debt.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our company is comprised of two reporting segments: North America and Rest of World. Our Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential and commercial gas, gas tankless and electric water heaters. Both segments primarily manufacture and market in their respective region of the world. Our North America segment also manufactures and globally markets specialty commercial water heating equipment, condensing and non-condensing boilers and water systems tanks. Primarily for Asia, our Rest of World segment also manufactures and markets water treatment products. We also market in-home air purification products in China.

In 2015, our North America segment sales were $1,703.0 million and our Rest of World segment sales were $866.1 million. Sales of our products in China grew significantly in 2015, increasing 13.7 percent over 2014. Excluding the impact from the strengthening U.S. dollar, sales in China increased 16.1 percent in 2015. We expect sales in 2016 in China to grow at a rate of approximately 15 percent in local currency, as we believe overall water heater market growth, geographic expansion, market share gains, growth in water treatment products and air purification products and improved product mix will contribute to our growth. Price increases for residential and commercial water heaters and higher volumes of commercial water heaters and condensing commercial boilers contributed to 2015 sales increases in our North America segment. Partially offsetting these factors was a decline in residential water heater volumes in the U.S. The 13 percent decline in the value of the Canadian dollar against the U.S. dollar during 2015 also negatively impacted sales. We expect North America residential and commercial water heater industry unit to show modest growth in 2016. Lochinvar-branded products contributed $296.0 million to our net sales in 2015, and we expect ten percent sales growth of Lochinvar-branded products in 2016, driven by the U.S. industry transition to higher efficiency products and our introduction of new products; particularly condensing boilers. Approximately 40 percent of Lochinvar-branded product sales consist of residential and commercial water heaters while the remaining 60 percent of Lochinvar-branded product sales consist primarily of boilers and related parts.

Our stated acquisition strategy includes a number of our water-related strategic initiatives. We will look to continue to grow our core residential and commercial water heating, boiler and water treatment businesses throughout the world. We will also continue to look for opportunities to add to our existing operations in the high growth regions of China and India demonstrated by our introduction of air purification products in China in 2015.

Consistent with our stated strategy to expand our core product offering, we acquired Lochinvar in 2011. Lochinvar, one of the leading manufacturers of residential and commercial boilers in the U.S., fit squarely within our stated strategic growth initiative to expand our core water heating business. In 2013, approximately 40 percent of boilers sold in the U.S. were condensing boilers, compared with five percent in 2003. Our Lochinvar brand is a leading brand of higher efficiency, condensing boilers. We expect the transition in the U.S. to higher efficiency boilers will continue into the foreseeable future.

RESULTS OF OPERATIONS

Our sales in 2015 were a record $2,536.5 million surpassing 2014 sales of $2,356.0 million by 7.7 percent. Excluding the impact from the strengthening U.S. dollar against the Canadian and Chinese currencies, our sales grew over nine percent in 2015. The increase in sales was due to higher prices in North America, higher sales of Lochinvar-branded products and commercial water heaters in the U.S., as well as continued demand for our water heating and water treatment products in China. Sales in China grew 13.7 percent in 2015. Excluding the impact from the stronger U.S. dollar, China sales increased 16.1 percent in 2015. Our sales in 2014 were higher than 2013 sales of $2,153.8 million by 9.4 percent. The increase in 2014 in sales was attributable to higher volumes of water heaters and boilers in the U.S. and higher sales of water heaters and water treatment products in China. Sales of water heaters and water treatment products in China grew 18.4 percent to $694.0 million in 2014 compared to 2013.

Our gross profit margin in 2015 increased to 39.8 percent from 36.5 percent in 2014. The higher margin in 2015 was due to price increases in the U.S. and Canada, higher U.S. sales of commercial boilers and commercial water heaters which have higher margins, lower steel costs and a reduction in pension-related costs. Our gross profit margin in 2014 increased slightly from 35.9 percent in 2013, primarily due to higher volumes of water heaters and boilers in the U.S., partially offset by higher material costs in the U.S., as well as higher volumes of water heaters and water treatment products in the China.

Selling, general and administrative (SG&A) expenses were $38.6 million higher in 2015 than in 2014. The increase in SG&A expenses in 2015 to $610.7 million was primarily due to higher selling and engineering costs in support of increased volumes in China as well as higher costs associated with the 2015 launch of air purification products in China which more than offset lower pension costs in the U.S. SG&A expenses were $47.6 million higher in 2014 than in 2013 primarily due to higher selling and advertising costs in support of increased volumes in North America and China and approximately $9 million of incremental enterprise resource planning system (ERP) implementation costs.

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

Pension expense in 2015 was $0.1 million compared to $28.6 million in 2014 and $27.9 million in 2013. The significant decrease in pension expense in 2015 compared to prior years was due to the sunset of our pension plan for the majority of our employees on December 31, 2014. In 2015, we began making additional Company contributions to a defined contribution plan in lieu of benefits earned in our pension plan.

Interest expense was $7.4 million in 2015 compared to $5.7 million in 2014. Interest expense in 2013 was also $5.7 million. The higher interest expense in 2015 was primarily related to interest rates on term notes in the amount of $75 million issued in January 2015 that were higher than the interest rate on the revolving credit facility that it replaced as well as higher overall debt levels related to share repurchases.

Other income was $10.8 million in 2015 compared to $5.2 million in 2014 and $3.8 million in 2013. The increases in other income in 2015 and 2014 were primarily due to higher interest income compared to the preceding year.

Our effective tax rate was 29.7 percent in 2015, compared with 27.5 percent in 2014 and 28.2 percent in 2013. The higher effective tax rate in 2015 was primarily due to a change in geographic earnings mix as compared to the prior year.

North America

Our North America segment sales were $1,703.0 million in 2015 or $81.3 million higher than sales of $1,621.7 million in 2014. The sales increase in 2015 resulted from higher prices in the U.S. and Canada and higher volumes of commercial water heaters and condensing commercial boilers in the U.S., partially offset by lower residential volumes in the U.S. and an unfavorable currency impact in Canada. Sales in 2014 were $101.7 million higher than sales of $1,520.0 million in 2013. The sales increase in 2014 was primarily due to higher volumes of water heaters and boilers in the U.S., which were partially offset by lower water heaters sales in Canada, primarily due to a decline in the value of the Canadian dollar of approximately seven percent versus the U.S. dollar.

North America operating earnings were $339.9 million in 2015 compared to operating earnings of $238.7 million and $211.9 million in 2014 and 2013, respectively. Operating margins were 20.0 percent, 14.7 percent and 13.9 percent in 2015, 2014 and 2013, respectively. The significantly higher operating earnings and operating margin in 2015 were primarily due to higher prices in the U.S. and Canada, higher sales of Lochinvar-branded products and commercial water heaters in the U.S., lower steel costs and lower pension costs which more than offset lower residential water heater volumes in the U.S. Higher operating earnings in 2014 compared to 2013 were primarily due to higher volumes in the U.S. which were partially offset by higher material costs and approximately $9 million of incremental ERP implementation costs.

Rest of World

Sales in our Rest of World segment in 2015 were $866.1 million or $97.8 million higher than sales of $768.3 million in 2014. Sales in China increased approximately $95 million due to higher demand for water heaters, approximately $35 million of incremental sales of water treatment products and approximately $9 million in sales of our newly launched in-home air purification products. Sales in China grew 13.7 percent in 2015. Excluding the impact from the stronger U.S. dollar, China sales increased 16.1 percent in 2015. Sales for our Rest of World segment in 2014 were $100.3 million higher than sales of $668.0 million in 2013 due to an 18.4 percent increase in sales in China, driven by increased demand for water heaters and water treatment products and a higher priced product mix that was partially offset by lower sales in India resulting from weakness in the housing market and the termination of a co-branding relationship with our largest distributor.

Rest of World operating earnings were $113.0 million in 2015 compared to operating earnings of $106.7 million and $88.0 million in 2014 and 2013, respectively. Segment operating margins were 13.0 percent in 2015 as compared to 13.9 percent and 13.2 percent in 2014 and 2013, respectively. Higher operating earnings in 2015 were primarily due to higher sales in China and lower steel costs that were partially offset by lower sales of highly profitable commercial water heaters in China, increased SG&A expenses and approximately $1.5 million of higher losses in India as compared to 2014. China earnings were reduced by approximately $2.5 million due to currency translation. Higher selling and engineering costs in China as well as higher

SG&A costs associated with the 2015 launch of air purification products were the primary drivers for the decreased operating margin in 2015 as compared to 2014. Higher operating earnings and margins in 2014 as compared to 2013 were due to higher sales of water heaters and water treatment products in China as well as a higher priced product mix as a result of product introductions with higher value features which was partially offset by larger losses in India. Losses in India were $7.5 million in 2014, including approximately $1 million of product development and advertising expenses in advance of our 2015 launch of water treatment products.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $802.1 million at December 31, 2015 compared with $713.8 million and $614.7 million at December 31, 2014 and December 31, 2013, respectively. Cash generated in China and sales-related increases in accounts receivable and inventory levels explain the majority of the increase in both 2015 and 2014. As of December 31, 2015, essentially all of the $645.2 million of cash, cash equivalents and marketable securities were held by our foreign subsidiaries. We would incur a cost to repatriate these funds to the U.S. and have an accrual of $47.9 million for the repatriation of a portion of these funds.

Cash provided by operating activities during 2015 was $344.4 million compared with $263.9 million during 2014 and $279.6 million during 2013. The improvement in cash flows in 2015 was primarily due to higher earnings from operations and lower outlays for working capital driven primarily by increases in accounts payable balances in China. Higher earnings in 2014 were more than offset by higher outlays for working capital. We expect cash provided by operating activities in 2016 to be approximately $320 million.

Our capital expenditures were $72.7 million in 2015, $86.1 million in 2014 and $97.7 million in 2013. Included in 2015 capital expenditures were approximately $16 million related to our ERP implementation and approximately $19 million related to capacity expansion in China and the U.S. to support growth. Included in 2014 capital expenditures was approximately $31 million related to our ERP implementation. Included in 2013 capital expenditures was approximately $45 million in China and India for the construction of a second water heater manufacturing plant in Nanjing, China and to continue the expansion of our manufacturing plant near Bangalore, India. Also included in 2013 capital expenditures was approximately $19 million related to the ERP implementation. We project 2016 capital expenditures will be between $120 and $130 million and depreciation and amortization expense in 2016 will be approximately $70 million. We expect capital spending in 2016 to include approximately $8 million related to our ERP implementation and approximately $40 million related to the initial phase of a new water treatment manufacturing facility in China as we will outgrow capacity in a leased facility in the next few years.

In December 2012, we completed a $400 million multi-currency five year revolving credit facility with a group of eight banks. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of December 31, 2015. The facility backs up commercial paper and credit line borrowings, and it expires on December 12, 2017. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings, as well as drawings under the facility are classified as long-term debt.

At December 31, 2015, we had available borrowing capacity of $253.0 million under this facility. We believe that the combination of cash, available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

In January 2015, we issued $75 million of fixed rate term notes to an insurance company. Principal payments commence in 2020 and the notes mature in 2030. The notes have an interest rate of 3.52 percent. We used proceeds of the notes to pay down borrowings under our revolving credit facility.

Our total debt increased to $249.0 million at December 31, 2015 compared with $223.8 million at December 31, 2014, as our cash flows generated in the U.S were more than offset by our share repurchase activity. As a result, our leverage, as measured by the ratio of total debt to total capitalization, was 14.7 percent at the end of 2015 compared with 13.9 percent at the end of 2014.

Our U.S. pension plan continues to meet all funding requirements under ERISA regulations. We were not required to make a contribution to our pension plan in 2015 and we did not make any voluntary contributions. We forecast that we will not be required to make a contribution to the plan in 2016 and we do not plan to make any voluntary contributions in 2016. For further information on our pension plans, see Note 11 of the Notes to Consolidated Financial Statements.

During 2015, our Board of Directors authorized the purchase of an additional 2,000,000 shares of our Common Stock. In 2015, we repurchased 1,908,237 shares at an average price of $67.14 per share and a total cost of $128.1 million. At December 31,

2015, a total of 2,589,756 shares remained on the existing repurchase authorization. Depending on factors such as stock price, working capital requirements and alternative investment opportunities, we expect to spend approximately $150 million on stock repurchase activity in 2016.

We have paid dividends for 76 consecutive years with payments increasing each of the last 24 years. We paid total dividends of $0.76 per share in 2015 compared with $0.60 per share in 2014. In January 2016, we increased our dividend by 26 percent and anticipate paying total dividends of $0.96 per share in 2016.

Aggregate Contractual Obligations

A summary of our contractual obligations as of December 31, 2015, is as follows:

(dollars in millions)	Payments due by period
Contractual Obligations	Total	Less Than 1 year	1 - 2 Years	3 - 5 Years	More than 5 years
Long-term debt	$249.0	$12.9	$161.1	$6.8	$68.2
Fixed rate interest	25.6	3.8	6.0	5.0	10.8
Operating leases	39.5	19.7	8.1	4.5	7.2
Purchase obligations	98.0	97.2	0.8	—	—
Pension and post-retirement obligations	72.1	2.2	8.7	8.1	53.1

Total	$484.2	$135.8	$184.7	$24.4	$139.3

As of December 31, 2015, our liability for uncertain income tax positions was $2.6 million. Due to the high degree of uncertainty regarding timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

We utilize blanket purchase orders to communicate expected annual requirements to many of our suppliers. Requirements under blanket purchase orders generally do not become committed until several weeks prior to our scheduled unit production. The purchase obligation amount presented above represents the value of commitments that we consider firm.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) amended Accounting Standard Codification (ASC) 740, Income Taxes (issued under Accounting Standards No. (ASN) 2015-17). This amendment requires that deferred tax assets and liabilities be classified as noncurrent in the statement of financial position. The amendment is effective for periods beginning January 1, 2016 and allows for either prospective adoption or retrospective adoption. We expect the adoption of amended ASC 740 to impact the classification of deferred taxes on our consolidated balance sheet.

In April 2015, the FASB amended ASC 835-30, Interest - Imputation of Interest (issued under ASN 2015-03). This amendment to ASC 835-30 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by this amendment. The amendment is effective for periods beginning January 1, 2016 and requires using a retrospective approach. We do not expect the adoption of amended ASC 835-30 to have a material impact on our consolidated balance sheet.

In May 2014, the FASB issued ASC 606-10, Revenue from Contracts with Customers (issued under ASN 2014-09). ASC 606-10 will replace all existing revenue recognition guidance when effective. In July 2015, the FASB approved a one year deferral of the effective date, with application permitted as of the original effective date, or periods beginning January 1, 2017. Either full retrospective adoption or modified retrospective adoption is allowed under ASC 606-10. We are in the process of determining whether the adoption of ASC 606-10 will have an impact on our consolidated financial condition, results of operations or cash flows.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the evaluation of the impairment of goodwill and indefinite-lived intangible assets, as well as significant estimates used in the determination of liabilities related to warranty activity, product liability and pensions. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience and trends, and in some cases, actuarial techniques. We monitor these significant factors and adjustments are made as facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

Goodwill and Indefinite-lived Intangible Assets

In conformity with U.S. GAAP, goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. We perform impairment reviews for our reporting units using a fair-value method based on management’s judgments and assumptions. The fair value represents the estimated amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arm’s-length basis. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. We are subject to financial statement risk to the extent that goodwill and indefinite-lived intangible assets become impaired. Any impairment review is, by its nature, highly judgmental as estimates of future sales, earnings and cash flows are utilized to determine fair values. However, we believe that we conduct annual thorough and competent valuations of goodwill and indefinite-lived intangible assets and that there has been no impairment in goodwill or indefinite-lived assets in 2015.

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

Product liability

Due to the nature of our products, we are subject to product liability claims in the normal course of business. We maintain insurance to reduce our risk. Most insurance coverage includes self-insured retentions that vary by year. In 2015, we maintained a self-insured retention of $7.5 million per occurrence with an aggregate insurance limit of $125.0 million per occurrence.

We establish product liability reserves for our self-insured retention portion of any known outstanding matters based on the likelihood of loss and our ability to reasonably estimate such loss. There is inherent uncertainty as to the eventual resolution of unsettled matters due to the unpredictable nature of litigation. We make estimates based on available information and our best judgment after consultation with appropriate advisors and experts. We periodically revise estimates based upon changes to facts or circumstances. We also use an actuary to calculate reserves required for estimated incurred but not reported claims as well as to estimate the effect of adverse development of claims over time. At December 31, 2015, our reserve for product liability was $38.7 million.

Pensions

We have significant pension benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumption for the expected return on plan assets was 7.75 percent in 2015 and 2014. The discount rate used to determine net periodic pension costs decreased to 4.05 percent in 2015 from 4.85 percent in 2014. For 2016, our expected return on plan assets is 7.50 percent and our discount rate is 4.40 percent.

In developing our expected return on plan assets, we evaluate our pension plan’s current and target asset allocation, the expected long-term rates of return of equity and bond indices and the actual historical returns of our pension plan. Our plan’s target allocation to equity managers is approximately 50 percent, with the remainder allocated primarily to bond managers and a small allocation to private equity managers and real estate managers. Our actual asset allocation as of December 31, 2015, was 47 percent to equity managers, 39 percent to bond managers, nine percent to real estate managers and five percent to private equity managers. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. Our pension plan’s historical ten-year and 25-year compounded annualized returns are 6.1 percent and 9.5 percent, respectively. We believe that with our target allocation and the expected long-term returns of equity and bond indices as well as our actual historical returns, our 7.50 percent expected return on plan assets for 2016 is reasonable.

The discount rate assumptions used to determine future pension obligations at December 31, 2015 and 2014 were based on the AonHewitt AA Only Above Median yield curve, which was designed by AonHewitt to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The AA Only Above Median yield curve represents a series of annual discount rates from bonds with AA minimum average rating as rated by Moody’s Investor Service, Standard &Poor’s and Fitch Ratings. We will continue to evaluate our actuarial assumptions at least annually, and we will adjust the assumptions as necessary.

As of December 31, 2015, we changed the method we used to estimate the service and interest components of net periodic pension benefit cost for our pension plan and post-retirement benefit plan. The change will result in an approximate $7 million decrease in the service and interest components in 2016.

As a result, we estimate that we will recognize pension income of approximately $7 million in 2016 compared to $0.1 million of pension expense in 2015. We estimate that costs associated with our replacement retirement plan in 2016 will be approximately $6 million, consistent with 2015. We made changes to our pension plan including closing the plan to new entrants effective January 1, 2010, and the sunset of our plan for the majority of our employees on December 31, 2014 which significantly decreased pension expense beginning in 2015. Lowering the expected return on plan assets by 25 basis points would increase our net pension expense for 2015 by approximately $1.8 million. Lowering the discount rate by 25 basis points would decrease our 2015 net pension expense by approximately $0.3 million.

Outlook

Despite volatile conditions in China, we continue to expect strong, profitable sales growth in China in 2016 at the rate of approximately 15 percent in local currency terms. We continue to experience strong consumer demand for our water heating and water treatment products in China, and our new air purification products have been well received by Chinese consumers. In the U.S. we expect the transition from non-condensing, lower efficiency boilers to condensing, higher efficiency boilers to continue in 2016, which combined with new products, should allow sales growth of Lochinvar-branded products to continue at ten percent. We expect modest growth in commercial and residential water heater volumes in North America driven by modest assumptions for new construction and steady replacement demand. Other income is expected to be approximately $5 million lower in 2016 as compared to 2015 primarily due to expected lower interest rates than last year on cash deposits in China. We anticipate ERP implementation related costs will be approximately $9 million higher or approximately $25 million in 2016 due to the increase in the number of scheduled go-live events in 2016. We also expect our effective tax rate to be between 30.5 percent and 31 percent due to a change in geographic earnings mix.

Combining all these factors, we expect sales growth of between nine and ten percent in local currency terms and between seven and eight percent in U.S. dollars in 2016 and earnings to be in the range of $3.40 to $3.55 per share for 2016.

OTHER MATTERS

Environmental

Our operations are governed by a number of federal, foreign, state, local and environmental laws concerning the generation and management of hazardous materials, the discharge of pollutants into the environment and remediation of sites owned by the company or third parties. We have expended financial and managerial resources complying with such laws. Expenditures related to environmental matters were not material in 2015 and we do not expect them to be material in any single year. We have reserves associated with environmental obligations at various facilities and we believe these reserves are sufficient to cover reasonably anticipated remediation costs. Although we believe that our operations are substantially in compliance with such laws and maintain procedures designed to maintain compliance, there are no assurances that substantial additional costs for compliance will not be incurred in the future. However, since the same laws govern our competitors, we should not be placed at a competitive disadvantage.

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

We enter into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. At December 31, 2015, we had net foreign currency contracts outstanding of $79.8 million. Assuming a hypothetical ten percent movement in the respective currencies, the potential foreign exchange gain or loss associated with the change in rates would amount to $8.0 million. Gains and losses from our forward contract activities will be offset by gains and losses in the underlying transactions being hedged.

Our earnings exposure related to movements in interest rates is primarily derived from outstanding floating-rate debt instruments that are determined by short-term money market rates. At December 31, 2015, we had $147.0 million in outstanding floating-rate debt with a weighted-average interest rate of 1.3 percent at year end. A hypothetical ten percent annual increase or decrease in the year-end average cost of our outstanding floating-rate debt would result in a change in annual pre-tax interest expense of approximately $0.2 million.

Forward-Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: a further slowdown in the growth rate of the Chinese economy; potential weakening in the high efficiency boiler segment in the U.S.; significant volatility in raw material prices; inability to implement or maintain pricing actions; potential weakening in U.S. residential or commercial construction or instability in the Company’s replacement markets; uncertain costs, savings and timeframes associated with the implementation of the new enterprises resources planning system; foreign currency fluctuations; the ability to execute our acquisition strategy; competitive pressures on the company’s businesses and adverse general economic conditions and capital market deterioration. Forward-looking statements included in this filing are made only as of the date of this release, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” above.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

A. O. Smith Corporation

We have audited the accompanying consolidated balance sheets of A. O. Smith Corporation as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. O. Smith Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), A. O. Smith Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2016 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 17, 2016

CONSOLIDATED BALANCE SHEETS

December 31 (dollars in millions)
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$323.6	$319.4
Marketable securities	321.6	222.5
Receivables	501.4	475.4
Inventories	222.9	208.3
Deferred income taxes	39.9	40.5
Other current assets	45.9	52.9

Total Current Assets	1,455.3	1,319.0

Net property, plant and equipment	442.7	427.7
Goodwill	420.9	428.8
Other intangibles	291.0	308.5
Other assets	36.6	31.3

Total Assets	$2,646.5	$2,515.3

Liabilities
Current Liabilities
Trade payables	$424.9	$393.8
Accrued payroll and benefits	81.5	70.3
Accrued liabilities	90.2	85.1
Product warranties	43.7	42.3
Long-term debt due within one year	12.9	13.7

Total Current Liabilities	653.2	605.2

Long-term debt	236.1	210.1
Deferred income taxes	21.3	21.4
Product warranties	95.6	93.9
Post-retirement benefit obligation	6.2	9.6
Pension liabilities	134.2	133.1
Other liabilities	57.6	60.7

Total Liabilities	1,204.2	1,134.0

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred Stock	—	—
Class A Common Stock (shares issued 13,186,698 and 13,220,470)	65.9	66.1
Common Stock (shares issued 82,167,098 and 82,133,326)	82.2	82.1
Capital in excess of par value	617.4	600.1
Retained earnings	1,350.7	1,135.5
Accumulated other comprehensive loss	(313.4)	(272.0)
Treasury stock at cost	(360.5)	(230.5)

Total Stockholders’ Equity	1,442.3	1,381.3

Total Liabilities and Stockholders’ Equity	$2,646.5	$2,515.3

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF EARNINGS

Years ended December 31 (dollars in millions, except per share amounts)
	2015	2014	2013
Continuing Operations
Net sales	$2,536.5	$2,356.0	$2,153.8
Cost of products sold	1,526.7	1,496.7	1,380.0

Gross profit	1,009.8	859.3	773.8
Selling, general and administrative expenses	610.7	572.1	524.5
Restructuring, impairment and settlement expenses – net	—	—	11.0
Interest expense	7.4	5.7	5.7
Other income - net	(10.8)	(5.2)	(3.8)

Earnings before provision for income taxes	402.5	286.7	236.4
Provision for income taxes	119.6	78.9	66.7

Net Earnings	$282.9	$207.8	$169.7

Net Earnings Per Share of Common Stock	$3.19	$2.30	$1.84

Diluted Net Earnings Per Share of Common Stock	$3.16	$2.28	$1.83

CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

Years ended December 31 (dollars in millions)
	2015	2014	2013
Net Earnings	$282.9	$207.8	$169.7
Other comprehensive (loss) earnings
Foreign currency translation adjustments	(42.7)	(16.6)	0.4
Unrealized net gain (loss) on cash flow derivative instruments, less related income tax (provision) benefit of $(0.2) in 2015, $0.1 in 2014 and $(0.2) in 2013	0.3	(0.1)	0.3
Change in pension liability less related income tax provision of $(0.5) in 2015, $(1.0) in 2014 and $(39.7) in 2013	1.0	3.8	60.7

Comprehensive Earnings	$241.5	$194.9	$231.1

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended December 31 (dollars in millions)
	2015	2014	2013
Operating Activities
Net earnings	$282.9	$207.8	$169.7
Adjustments to reconcile earnings from continuing operations to cash provided by operating activities:
Depreciation and amortization	63.0	59.8	59.7
Pension expense	0.1	28.6	27.9
Stock based compensation expense	8.8	10.8	10.5
Loss on disposal of assets	0.6	0.1	0.2
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	10.1	(38.1)	20.5
Noncurrent assets and liabilities	(19.9)	(3.3)	(6.3)

Cash Provided by Operating Activities – continuing operations	345.6	265.7	282.2
Cash Used in Operating Activities – discontinued operations	(1.2)	(1.8)	(2.6)

Cash Provided by Operating Activities	344.4	263.9	279.6

Investing Activities
Acquisition of business	—	—	(4.0)
Investments in marketable securities	(428.8)	(321.9)	(132.7)
Proceeds from sale of marketable securities	315.4	202.0	226.2
Capital expenditures	(72.7)	(86.1)	(97.7)

Cash Used in Investing Activities	(186.1)	(206.0)	(8.2)

Financing Activities
Long-term term debt incurred (repaid)	61.7	(13.9)	(20.3)
Long-term debt (repaid) incurred	(33.6)	48.1	(31.2)
Common stock repurchases	(128.1)	(103.8)	(73.7)
Net proceeds from stock option activity	13.7	4.8	10.2
Dividends paid	(67.8)	(54.4)	(42.6)

Cash Used in Financing Activities	(154.1)	(119.2)	(157.6)

Net increase (decrease) in cash and cash equivalents	4.2	(61.3)	113.8
Cash and cash equivalents-beginning of year	319.4	380.7	266.9

Cash and Cash Equivalents-End of Year	$323.6	$319.4	$380.7

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended December 31 (dollars in millions)
	2015	2014	2013
Class A Common Stock
Balance at the beginning of the year	$66.1	$66.4	$66.5
Conversion of Class A Common Stock	(0.2)	(0.3)	(0.1)

Balance at the end of the year	$65.9	$66.1	$66.4

Common Stock
Balance at the beginning of the year	$82.1	$82.1	$82.1
Conversion of Class A Common Stock	0.1	—	—

Balance at the end of the year	$82.2	$82.1	$82.1

Capital in Excess of Par Value
Balance at the beginning of the year	$600.1	$589.7	$580.5
Conversion of Class A Common Stock	0.1	0.3	0.1
Issuance of share units	(4.2)	(5.1)	(5.1)
Vesting of share units	(3.2)	(3.1)	(3.0)
Stock based compensation expense	8.1	10.3	9.8
Exercises of stock options	1.1	(0.3)	(3.0)
Tax benefit from exercises of stock options and vesting of share units	10.4	2.4	4.8
Stock incentives and directors’ compensation	5.0	5.9	5.6

Balance at the end of the year	$617.4	$600.1	$589.7

Retained Earnings
Balance at the beginning of the year	$1,135.5	$982.2	$855.1
Net earnings	282.9	207.8	169.7
Cash dividends on stock	(67.7)	(54.5)	(42.6)

Balance at the end of the year	$1,350.7	$1,135.5	$982.2

Accumulated Other Comprehensive Loss
Balance at the beginning of the year	$(272.0)	$(259.1)	$(320.5)
Foreign currency translation adjustments	(42.7)	(16.6)	0.4
Unrealized net gain (loss) on cash flow derivative instruments, less related income tax (provision) benefit of $(0.2) in 2015, $0.1 in 2014 and $(0.2) in 2013	0.3	(0.1)	0.3
Change in pension liability less related income tax provision of $(0.5) in 2015, $(1.0) in 2014 and $(39.7) in 2013	1.0	3.8	60.7

Balance at the end of the year	$(313.4)	$(272.0)	$(259.1)

Treasury Stock
Balance at the beginning of the year	$(230.5)	$(132.6)	$(69.6)
Exercise of stock options, net of 209,377, 5,846 and 29,126 shares surrendered as proceeds and to pay taxes in 2015, 2014 and 2013, respectively	(5.2)	2.6	7.5
Stock incentives and directors’ compensation	0.1	0.2	0.2
Shares repurchased	(128.1)	(103.8)	(73.7)
Vesting of share units	3.2	3.1	3.0

Balance at the end of the year	$(360.5)	$(230.5)	$(132.6)

Total Stockholders’ Equity	$1,442.3	$1,381.3	$1,328.7

See accompanying notes which are an integral part of these statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Organization. A. O. Smith Corporation (A. O. Smith or the Company) is comprised of two reporting segments: North America and Rest of World. The Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential and commercial gas, gas tankless and electric water heaters. Both segments primarily manufacture and market in their respective regions of the world. The North America segment also manufactures and globally markets specialty commercial water heating equipment, condensing and non-condensing boilers and water system tanks. Primarily for Asia, the Rest of World segment also manufactures and markets water treatment products. The Company also markets in-home air purification products in China.

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

Fair value of financial instruments. The carrying amounts of cash, cash equivalents, marketable securities, receivables, floating rate debt and trade payables approximated fair value as of December 31, 2015 and 2014, due to the short maturities or frequent rate resets of these instruments. The fair value of term notes with insurance companies was approximately $104.4 million as of December 31, 2015 compared with the carrying amount of $102.0 million for the same date. The fair value of term notes with insurance companies was approximately $45.5 million as of December 31, 2014 compared with the carrying amount of $43.3 million for the same date. The fair value is estimated based on current rates offered for debt with similar maturities.

Foreign currency translation. For all subsidiaries outside the U.S., with the exception of its Mexican operation and its Dutch non-operating companies, the Company uses the local currency as the functional currency. For those operations using a functional currency other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at weighted-average exchange rates. The resulting translation adjustments are recorded as a separate component of stockholders’ equity. The Mexican operation and the Dutch non-operating companies use the U.S. dollar as the functional currency. Gains and losses from foreign currency transactions are included in net earnings and were not significant in 2015, 2014 or 2013.

Cash and cash equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable securities. The Company considers all highly liquid investments with maturities greater than 90 days when purchased to be marketable securities. At December 31, 2015, the Company’s marketable securities consisted of bank time deposits with original maturities ranging from 180 days to 12 months and are primarily located at investment grade rated banks in China.

Inventory valuation. Inventories are carried at lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for a majority of the Company’s domestic inventories, which comprise 66 percent and 63 percent of the Company’s total inventory at December 31, 2015 and 2014, respectively. Inventories of foreign subsidiaries, the remaining domestic inventories and supplies are determined using the first-in, first-out (FIFO) method.

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

Product warranties. The Company’s products carry warranties that generally range from one to ten years and are based on terms that are consistent with the market. The Company records a liability for the expected cost of warranty-related claims at the time of sale. The allocation of the warranty liability between current and long-term is based on expected warranty claims to be paid in the next year as determined by historical product failure rates.

The following table presents the Company’s product warranty liability activity in 2015 and 2014:

Years ended December 31 (dollars in millions)	2015	2014
Balance at beginning of year	$136.2	$136.6
Expense	62.8	62.2
Claims settled	(59.7)	(62.6)

Balance at end of year	$139.3	$136.2

Derivative instruments. The Company utilizes certain derivative instruments to enhance its ability to manage currency as well as raw materials price risk. The Company does not enter into contracts for speculative purposes. The fair values of all derivatives are recorded in the consolidated balance sheets. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive loss (AOCI), depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. See Note 12, “Derivative Instruments” of the notes to consolidated financial statements for disclosure of the Company’s derivative instruments and hedging activities.

Fair Value Measurements. Accounting Standard Codification (ASC) 820 Fair Value Measurements, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on the market approach which are prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	December 31, 2015	December 31, 2014
Quoted prices in active markets for identical assets (Level 1)	$323.9	$224.1
Significant other observable inputs (Level 2)	(0.3)	(0.2)

Total assets measured at fair value	$323.6	$223.9

There were no changes in the valuation techniques used to measure fair values on a recurring basis.

1.	Organization and Significant Accounting Policies (continued)

Revenue recognition. The Company recognizes revenue upon transfer of title, which occurs upon shipment of the product to the customer except for certain export sales where transfer of title occurs when the product reaches the customer destination.

Contracts and customer purchase orders are used to determine the existence of a sales arrangement. Shipping documents are used to verify shipment. The Company assesses whether the selling price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectability based on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. The allowance for doubtful accounts was $6.0 million and $3.7 million at December 31, 2015 and 2014, respectively.

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

Advertising. The majority of advertising costs are charged to operations as incurred and amounted to $102.2 million, $94.0 million and $78.0 million during 2015, 2014 and 2013, respectively. Included in total advertising costs are expenses associated with store displays for water heater and water treatment products in China that are amortized over 12 to 24 months which totaled $27.4 million, $22.6 million and $17.9 million during 2015, 2014 and 2013, respectively.

Research and development. Research and development costs are charged to operations as incurred and amounted to $73.7 million, $67.9 million and $57.8 million during 2015, 2014 and 2013, respectively.

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

Stock-based compensation. The Company follows ASC 718 Compensation - Stock Compensation. Compensation cost is recognized using the straight-line method over the vesting period of the award. ASC 718 also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. Excess tax deductions of $10.4 million, $2.4 million and $4.8 million were recognized as cash flows provided by financing activities in 2015, 2014 and 2013, respectively.

Income taxes. The provision for income taxes is computed using the asset and liability method, in accordance with ASC 740 Income Taxes, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement.

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

	2015	2014	2013
Denominator for basic earnings per share - weighted-average shares outstanding	88,811,140	90,293,504	92,118,153
Effect of dilutive stock options, restricted stock and share units	693,450	693,477	669,517

Denominator for diluted earnings per share	89,504,590	90,986,981	92,787,670

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) amended Accounting Standard Codification (ASC) 740, Income Taxes (issued under Accounting Standards No. (ASN) 2015-17). This amendment requires that deferred tax assets and liabilities be classified as noncurrent in the statement of financial position. The amendment is effective for periods beginning January 1, 2016 and allows for either prospective adoption or retrospective adoption. The Company expects the adoption of amended ASC 740 to impact the classification of deferred taxes on the Company’s consolidated balance sheet.

In April 2015, the FASB amended ASC 835-30, Interest - Imputation of Interest (issued under ASN 2015-03). This amendment to ASC 835-30 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by this amendment. The amendment is effective for periods beginning January 1, 2016 and requires using a retrospective approach. The Company does not expect the adoption of amended ASC 835-30 to have a material impact on the Company’s consolidated balance sheet.

In May 2014, the FASB issued ASC 606-10, Revenue from Contracts with Customers (issued under ASN. 2014-09). ASC 606-10 will replace all existing revenue recognition guidance when effective. On July 9, 2015, the FASB approved a one year deferral of the effective date, with application permitted as of the original effective date, or periods beginning January 1, 2017. Either full retrospective adoption or modified retrospective adoption is allowed under ASC 606-10. The Company is in the process of determining whether the adoption of ASC 606-10 will have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

The Company paid an aggregate cash purchase price of $4.0 million, net of cash received of $1.9 million. In addition, the Company assumed debt of $1.7 million and recorded contingent consideration of $1.1 million, the fair value of the contingent payment due to the former owners of MiM if certain targets are met for growth in sales, gross profits and operating profits through 2017.

The fair value of the purchase price resulted in an allocation to acquired intangible assets totaling $4.3 million of which $2.4 million was assigned to customer lists which are being amortized over ten years.

2.	Acquisition (continued)

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

The restructuring, impairment and settlement income activities are included in the Company’s North America segment.

4.	Statement of Cash Flows

Supplemental cash flow information is as follows:

Years ended December 31 (dollars in millions)	2015	2014	2013
Net change in current assets and liabilities, net of acquisitions:
Receivables	$(25.9)	$(16.8)	$(32.3)
Inventories	(14.7)	(14.9)	(28.5)
Other current assets	(4.6)	(7.7)	(7.5)
Trade payables	31.0	6.9	58.0
Accrued liabilities, including payroll and benefits	12.5	2.1	29.4
Income taxes payable	11.8	(7.7)	1.4

	$10.1	$(38.1)	$20.5

5.	Inventories

December 31 (dollars in millions)	2015	2014
Finished products	$85.7	$100.2
Work in process	13.4	10.7
Raw materials	139.6	121.3

Inventories, at FIFO cost	238.7	232.2
LIFO reserve	(15.8)	(23.9)

	$222.9	$208.3

The Company recognized after-tax LIFO expense (income) of $1.1 million, $(0.1) million and $0.1 million in 2015, 2014 and 2013, respectively.

6.	Property, Plant and Equipment

December 31 (dollars in millions)	2015	2014
Land	$10.8	$11.2
Buildings	237.9	230.6
Equipment	530.9	504.5
Software	87.2	69.6

	866.8	815.9
Less accumulated depreciation and amortization	424.1	388.2

	$442.7	$427.7

7.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill during the years ended December 31, 2015 and 2014 consisted of the following:

(dollars in millions)	North America	Rest of World	Total
Balance at December 31, 2013	$372.9	$60.6	$433.5
Currency translation adjustment	(4.4)	(0.3)	(4.7)

Balance at December 31, 2014	368.5	60.3	428.8
Currency translation adjustment	(7.5)	(0.4)	(7.9)

Balance at December 31, 2015	$361.0	$59.9	$420.9

The carrying amount of other intangible assets consisted of the following:

	2015			2014
December 31 (dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets
Patents	$6.6	$(5.3)	$1.3	$6.7	$(5.0)	$1.7
Customer lists	231.6	(83.1)	148.5	232.3	(69.2)	163.1

Total amortizable intangible assets	238.2	(88.4)	149.8	239.0	(74.2)	164.8
Indefinite-lived intangible assets
Trade names	141.2	—	141.2	143.7	—	143.7

Total intangible assets	$379.4	$(88.4)	$291.0	$382.7	$(74.2)	$308.5

Amortization expenses of other intangible assets of $14.2 million, $14.3 million, and $14.4 million were recorded in 2015, 2014 and 2013, respectively. In the future, excluding the impact of any future acquisitions, the Company expects amortization expense of approximately $14.3 million annually and the intangible assets will be amortized over a weighted average period of 14 years.

The Company concluded that no goodwill impairment existed at the time of the annual impairment tests which were performed in the fourth quarters of 2015, 2014 and 2013. No impairments of other intangible assets were recorded in 2015, 2014 and 2013.

8.	Debt and Lease Commitments

December 31 (dollars in millions)	2015	2014
Bank credit lines, average year-end interest rates of 1.3% for 2015 and 2.7% for 2014	$10.2	$8.0

Revolving credit agreement borrowings, average year-end interest rates of 1.5% for 2015 and 1.3% for 2014	80.0	130.0

Commercial paper, average year-end interest rates of 1.1% for 2015 and 2014	56.8	42.5

Term notes with insurance companies, expiring through 2030, average year-end interest rates of 3.9% for 2015 and 6.1% for 2014	89.0	22.6

Canadian term notes with insurance companies, expiring through 2018, average year-end interest rates of 5.3% for 2015 and 2014	13.0	20.7

	249.0	223.8
Less long-term debt due within one year	12.9	13.7

Long-term debt	$236.1	$210.1

On January 15, 2015, the Company issued $75 million in term notes to an insurance company. Principal payments commence in 2020 and the notes mature in 2030. The notes have an interest rate of 3.52 percent. The proceeds of the notes were used to pay down borrowings under the Company’s revolving credit facility.

The Company has a $400 million multi-year multi-currency revolving credit agreement with a group of eight banks, which expires on December 12, 2017. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowings under the Company’s bank credit lines and commercial paper borrowings are supported by the revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt at December 31, 2015 and 2014. At its option, the Company either maintains cash balances or pays fees for bank credit and services.

Scheduled maturities of long-term debt within each of the five years subsequent to December 31, 2015 are as follows:

Years ending December 31 (dollars in millions)	Amount
2016	$12.9
2017	154.0
2018	7.1
2019	—
2020	6.8

Future minimum payments under non-cancelable operating leases relating mostly to office, manufacturing and warehouse facilities total $39.5 million and are due as follows:

Years ending December 31 (dollars in millions)	Amount
2016	$19.7
2017	4.3
2018	3.8
2019	2.7
2020	1.8
Thereafter	7.2

Rent expense, including payments under operating leases, was $28.8 million, $24.3 million and $20.7 million in 2015, 2014 and 2013, respectively.

Interest paid by the Company was $6.4 million, $5.8 million and $5.9 million in 2015, 2014 and 2013, respectively. The Company capitalized interest expense of $0.2 million and $0.4 million in 2015 and 2014, respectively.

9.	Stockholders’ Equity

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

There were 135,088 shares during 2015, 272,184 shares during 2014 and 85,792 shares during 2013, of Class A Common Stock converted into Common Stock. Regular dividends paid on the A. O. Smith Corporation Class A Common Stock and Common Stock amounted to $0.76, $0.60 and $0.46 per share in 2015, 2014 and 2013, respectively.

In 2013, the Company’s Board of Directors approved adding 2,000,000 shares of Common Stock to an existing discretionary share repurchase authority. In 2014, the Company’s Board of Directors authorized the purchase of an additional 3,500,000 shares of the Company’s Common Stock. In 2015, the Company’s Board of Directors authorized the purchase of an additional 2,000,000 shares of the Company’s Common Stock. Under the share repurchase program, the Company’s Common Stock may be purchased through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchase will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors, including alternative investment opportunities. The share repurchase authorization remains effective until terminated by the Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that the Company may then have in effect. In 2015, the Company purchased 1,908,237 shares at a total cost of $128.1 million. As of December 31, 2015, there were 2,589,756 shares remaining on the existing repurchase authorization. In 2014, the Company purchased 2,154,783 shares at a cost of $103.8 million. In 2013, the Company purchased 1,771,066 shares at a cost of $73.7 million.

At December 31, 2015, a total of 65,190 and 7,340,173 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock. At December 31, 2014, a total of 65,190 and 5,889,073 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

Accumulated other comprehensive loss is as follows:

December 31 (dollars in millions)	2015	2014
Cumulative foreign currency translation adjustments	$(39.4)	$3.3
Unrealized net gain on cash flow derivative instruments less related income tax provision of $(0.8) in 2015 and $(0.5) in 2014	1.2	0.9
Pension liability less related income tax benefit of $177.7 in 2015 and $178.2 in 2014	(275.2)	(276.2)

	$(313.4)	$(272.0)

9.	Stockholders’ Equity (continued)

Changes to accumulated other comprehensive loss by component are as follows:

	Year ended December 31,
	2015		2014
Cumulative foreign currency translation
Balance at beginning of period	$3.3		$19.9
Other comprehensive loss before reclassifications	(42.7)		(16.6)

Balance at end of period	(39.4)		3.3

Unrealized net gain on cash flow derivatives
Balance at beginning of period	0.9		1.0
Other comprehensive earnings before reclassifications	3.7		2.0
Realized gains on derivatives reclassified to cost of products sold (net of tax provision of $2.3 and $1.3 in 2015 and 2014, respectively)(1)	(3.4)		(2.1)

Balance at end of period	1.2		0.9

Pension liability
Balance at beginning of period	(276.2)		(280.0)
Other comprehensive loss before reclassifications	(9.6)		(17.0)
Amounts reclassified from accumulated other comprehensive loss (1)	10.6		20.8

Balance at end of period	(275.2)		(276.2)

Total accumulated other comprehensive loss, end of period	$(313.4)		$(272.0)

(1) Amounts reclassified from accumulated other comprehensive loss:
Realized gains on derivatives reclassified to cost of products sold	(5.7)		(3.4)
Tax provision	2.3		1.3

Reclassification net of tax	$(3.4)		$(2.1)

Amortization of pension items:
Actuarial losses	$19.0	(2)	$34.8	(2)
Prior year service cost	(1.4	)(2)	(1.0	)(2)

	17.6		33.8
Tax benefit	(7.0)		(13.0)

Reclassification net of tax	$10.6		$20.8

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 11 - Pensions and Other Post-retirement Benefits for additional details

10.	Stock Based Compensation

The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the “Plan”) effective January 1, 2007. The Plan was reapproved on April 16, 2012. The Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by shareholders in 2002. The number of shares available for granting of options or share units at December 31, 2015, was 1,994,172. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.

Total stock based compensation expense recognized in 2015, 2014 and 2013 was $8.8 million, $10.8 million and $10.5 million, respectively.

10.	Stock Based Compensation (continued)

Stock options

The stock options granted in 2015, 2014 and 2013 have three year pro rata vesting from the dates of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2015, 2014 and 2013 expire ten years after date of grant. Stock option compensation recognized in 2015, 2014 and 2013 was $4.0 million, $4.9 million and $4.5 million, respectively. Included in the stock option expense recognized in 2015, 2014 and 2013 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

Changes in option shares, all of which are Common Stock, were as follows:

	Weighted-Avg. Per Share	Years Ended December 31			(dollars in millions) Aggregate Intrinsic Value
	Exercise Price	2015	2014	2013

Outstanding at beginning of year	$27.50	1,577,003	1,440,623	1,530,734

Granted
2015—$61.53 per share		242,495
2014—$46.47 to $50.67 per share			298,750
2013—$34.92 to $52.93 per share				361,700

Exercised
2015—$9.50 to $46.47 per share		(489,104)			$10.2
2014—$8.20 to $34.92 per share			(158,251)		2.6
2013—$8.20 to $22.99 per share				(446,746)	6.0

Forfeited
2015—$22.99 to $61.53 per share		(3,615)
2014—$34.92 to $46.47 per share			(4,119)
2013—$22.99 to $34.92 per share				(5,065)

Outstanding at end of year
(2015—$9.50 to $61.53 per share)	36.05	1,326,779	1,577,003	1,440,623

Exercisable at end of year	25.58	772,093	932,639	740,919

The aggregate intrinsic value for the outstanding and exercisable options as of December 31, 2015 is $53.8 million and $39.4 million, respectively. The average remaining contractual life for outstanding and exercisable options is eight years and seven years, respectively.

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and exercisable at December 31, 2015:

Range of Exercise Prices	Options Outstanding at December 31, 2015	Weighted- Average Exercise Price	Options Exercisable at December 31, 2015	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
$9.50 to $22.08	309,701	$14.17	309,701	$14.17	5 years
$22.99 to $34.92	476,795	30.81	362,126	29.51	8 years
$36.27 to $61.53	540,283	53.23	100,266	46.60	9 years

	1,326,779		772,093

10.	Stock Based Compensation (continued)

The weighted-average fair value per option at the date of grant during 2015, 2014 and 2013, using the Black-Scholes option-pricing model, was $17.17, $16.55 and $12.57, respectively. Assumptions were as follows:

	2015	2014	2013
Expected life (years)	5.9	6.0	6.1
Risk-free interest rate	2.0%	2.7%	2.0%
Dividend yield	1.0%	1.1%	1.1%
Expected volatility	29.3%	36.6%	38.4%

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

Stock Appreciations Rights (SARs)

Certain non-U.S.-based employees are granted SARs. Each SAR award grants the employee the right to receive cash equal to the excess of the share price of the Common Stock on the date that a participant exercises such right over the grant date price of the stock. SARs granted in the year ended December 31, 2015 have three year pro rata vesting from the date of grant. SARs are issued at exercise prices equal to the fair value of Common Stock on the date of grant and expire ten years from the date of grant. Compensation expense for SARs is remeasured at each reporting period based on the estimated fair value on the date of grant using the Black-Scholes option-pricing model, using assumptions similar to stock option awards. SARs are subsequently remeasured at each interim reporting period based on a revised Black-Scholes value. In 2015, the Company granted 13,115 cash-settled SARs and no SARs were exercisable. Stock based compensation expense attributable to SARS was minimal in 2015.

Restricted stock and share units

Participants may also be awarded shares of restricted stock or share units under the Plan. The Company granted 76,096, 110,691 and 144,696 share units under the plan in 2015, 2014 and 2013, respectively.

The share units were valued at $4.7 million, $5.1 million and $5.0 million at the date of issuance in 2015, 2014 and 2013, respectively, and will be recognized as compensation expense ratably over the three-year vesting period; however, included in share based compensation is expense associated with the accelerated vesting of share unit awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Compensation expense of $4.8 million, $5.9 million and $6.0 million was recognized in 2015, 2014 and 2013, respectively. Certain non-U.S.-based employees receive the cash value of vested shares at the vesting date in lieu of shares.

A summary of share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value

Outstanding at January 1, 2015	416,289	$33.06

Granted	76,096	61.58

Vested	(161,448)	23.47

Forfeited/cancelled	(1,675)	45.00

Outstanding at December 31, 2015	329,262	44.30

Total compensation expense for share units not yet recognized is $2.4 million at December 31, 2015. The weighted average period over which the expense is expected to be recognized is 15 months.

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

The Company also has a defined benefit plan for salaried employees and its non-union hourly workforce. In 2009, the Company announced U.S. employees hired after January 1, 2010, would not participate in the defined benefit plan, and benefit accruals for the majority of current salaried and hourly employees sunset on December 31, 2014. Beginning in 2015, an additional Company contribution is being made to the defined contribution plan in lieu of benefits earned in a defined benefit plan. The Company also has defined benefit and contribution plans for certain union hourly employees.

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

As of December 31, 2015, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for its pension plan and its postretirement benefit plan. This change compared to the previous method will result in a decrease in the service and interest components for pension cost in 2016. Historically, the Company estimated the service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company has elected to utilize an approach that discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. This change was made to provide a more precise measurement of service and interest costs by improving the correlation between the projected benefit cash flows to the corresponding spot yield curve rates.

This change does not affect the measurement of the total benefit obligations but will reduce the service and interest cost for the pension plan. The Company has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly has accounted for it prospectively beginning January 1, 2016.

11.	Pension and Other Post-retirement Benefits (continued)

Obligations and Funded Status

Pension and Post-Retirement Disclosure Information under ASC 715

The following tables present the changes in benefit obligations, plan assets and funded status for domestic pension and post-retirement plans and the components of net periodic benefit costs.

	Pension Benefits		Post-retirement Benefits
Years ended December 31 (dollars in millions)	2015	2014	2015	2014
Accumulated benefit obligation (ABO) at December 31	$889.4	$948.4	N/A	N/A

Change in projected benefit obligations (PBO)
PBO at beginning of year	$(956.7)	$(937.0)	$(10.4)	$(10.9)
Service cost	(1.9)	(7.9)	(0.1)	(0.1)
Interest cost	(37.6)	(44.7)	(0.3)	(0.5)
Participant contributions	—	—	(0.2)	(0.2)
Plan amendments	(2.5)	—	3.7	—
Actuarial gain (loss) including assumption changes	45.6	(83.2)	—	—
Benefits paid	60.2	116.1	0.7	1.3

PBO at end of year	$(892.9)	$(956.7)	$(6.6)	$(10.4)

Change in fair value of plan assets
Plan assets at beginning of year	$823.9	$822.3	$—	$—
Actual return on plan assets	(5.3)	110.1	—	—
Contribution by the company	0.5	7.6	0.5	1.1
Participant contributions	—	—	0.2	0.2
Benefits paid	(60.1)	(116.1)	(0.7)	(1.3)

Plan assets at end of year	$759.0	$823.9	$—	$—

Funded status	$(133.9)	$(132.8)	$(6.6)	$(10.4)

Amount recognized in the balance sheet
Current liabilities	$(1.8)	$(0.5)	$(0.4)	$(0.8)
Non-current liabilities	(132.1)	(132.3)	(6.2)	(9.6)

Net pension liability at end of year	$(133.9)*	$(132.8)*	$(6.6)	$(10.4)

Amounts recognized in accumulated other comprehensive loss before tax
Net actuarial loss (gain)	$461.3	$463.2	$(2.4)	$(2.6)
Prior service cost	(2.6)	(6.1)	(3.3)	—

Total recognized in accumulated other comprehensive loss	$458.7	$457.1	$(5.7)	$(2.6)

*	In addition, the Company has a liability for a foreign pension plan of $0.3 million at December 31, 2015 and 2014.

11.	Pension and Other Post-retirement Benefits (continued)

	Pension Benefits			Post-retirement Benefits
Years ended December 31 (dollars in millions)	2015	2014	2013	2015	2014	2013
Net periodic benefit cost
Service cost	$1.9	$7.9	$9.0	$0.1	$0.1	$0.1
Interest cost	37.6	44.7	39.5	0.3	0.5	0.5
Expected return on plan assets	(57.5)	(60.3)	(61.7)	—	—	—
Amortization of unrecognized:
Net actuarial loss (gain)	19.1	35.1	42.0	(0.1)	(0.4)	(0.3)
Prior service cost	(1.0)	(1.0)	(0.9)	(0.4)	—	—
Curtailment and other one-time charges	—	2.2	—	—	—	—

Defined-benefit plan cost	0.1	28.6	27.9	$(0.1)	$0.2	$0.3

Various U.S. defined contribution plans cost	10.8	6.1	5.4

	$10.9	$34.7	$33.3

Other changes in plan assets and projected benefit obligation recognized in other comprehensive loss
Net actuarial loss (gain)	$17.2	$33.4	$(58.7)	$—	$—	$0.3
Amortization of net actuarial (loss) gain	(19.1)	(37.3)	(42.0)	0.1	0.3	0.3
Prior service cost	2.5	—	—	(3.7)	—	—
Amortization of prior service cost	1.0	1.0	0.9	0.4	—	—

Total recognized in other comprehensive loss	1.6	(2.9)	(99.8)	(3.2)	0.3	0.6

Total recognized in net periodic cost (benefit)and other comprehensive loss	$1.7	$25.7	$(71.9)	$(3.3)	$0.5	$0.9

The estimated net actuarial loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2016 are $16.7 million and $(1.1) million, respectively. The estimated net actuarial loss and prior year service cost for the post-retirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2016 are $0.2 million and $(0.4) million, respectively. As permitted under ASC 715, the amortization of any prior service cost was previously determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan. Beginning in 2015 the amortization occurs over the average remaining life expectancy of participants expected to receive benefits under the plan as permitted under ASC 715.

The 2015 and 2014 after tax adjustments for additional minimum pension liability resulted in other comprehensive gain of $1.0 million and $1.6 million, respectively.

Actuarial assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2015	2014	2015	2014
Discount rate	4.40%	4.05%	4.55%	4.00%
Average salary increases	4.00%	4.00%	4.00%	4.00%

Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
Years ended December 31	2015	2014	2013	2015	2014	2013
Discount rate	4.05%	4.85%	4.05%	4.00%	4.70%	4.05%
Expected long-term return on plan assets	7.75%	7.75%	8.00%	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

11.	Pension and Other Post-retirement Benefits (continued)

Assumptions

In developing the expected long-term rate of return on plan assets assumption, the Company evaluated its pension plan’s target and actual asset allocation and expected long-term rates of return of equity and bond indices. The Company also considered its pension plan’s historical ten-year and 25-year compounded annualized returns of 6.1 percent and 9.5 percent, respectively.

Assumed health care cost trend rates

Assumed health care cost trend rates as of December 31 are as follows:

	2015	2014
Health care cost trend rate assumed for next year	6.75%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2021

A one-percentage-point change in the assumed health care cost trend rates would not result in a material impact on the Company’s consolidated financial statements.

Plan Assets

The Company’s pension plan weighted asset allocations as of December 31 by asset category are as follows:

Asset Category	2015	2014
Equity securities	47%	50%
Debt securities	39	37
Real estate	9	8
Private equity	5	4
Other	—	1

	100%	100%

11.	Pension and Other Post-retirement Benefits (continued)

The following tables present the fair value measurement of the Company’s plan assets as of December 31, 2015 and 2014 (dollars in millions):

		December 31, 2015
Asset Category	Total	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non- observable Inputs (Level 3)

Short-term investments	$13.8	$1.4	$—	$12.4

Equity securities
Common stocks	238.6	238.6	—	—
Commingled equity funds	109.6	—	109.6	—

Fixed income securities
U.S. treasury securities	114.3	114.3	—	—
Other fixed income securities	91.6	—	91.6	—
Commingled fixed income funds	84.1	—	84.1	—
Other types of investments
Real estate funds	70.9	—	—	70.9
Private equity	34.3	—	—	34.3

Total fair value of plan asset investments	$757.2	$354.3	$285.3	$117.6

Non-investment plan assets	1.8

Total plan assets	$759.0

		December 31, 2014
Asset Category	Total	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non- observable Inputs (Level 3)

Short-term investments	$23.1	$2.4	$—	$20.7

Equity securities
Common stocks	264.4	264.4	—	—
Commingled equity funds	134.7	—	134.7	—

Fixed income securities
U.S. treasury securities	122.9	122.9	—	—
Other fixed income securities	93.2	—	93.2	—
Commingled fixed income funds	83.8	—	83.8	—

Other types of investments
Real estate funds	64.1	—	—	64.1
Private equity	34.8	—	—	34.8

Total fair value of plan asset investments	$821.0	$389.7	$311.7	$119.6

Non-investment plan assets	2.9

Total plan assets	$823.9

11.	Pension and Other Post-retirement Benefits (continued)

The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2015 and 2014 (dollars in millions):

	Short term investments	Other fixed income securities	Real estate funds	Private equity	Total

Balance at December 31, 2013	$14.0	$0.3	$57.2	$37.7	$109.2

Actual return (loss) on plan assets:
Relating to assets still held at the reporting date	—	—	6.2	1.6	7.8
Relating to assets sold during the period	—	(0.3)	—	3.4	3.1
Purchases, sales and settlements	6.7	—	0.7	(7.9)	(0.5)

Balance at December 31, 2014	20.7	—	64.1	34.8	119.6
Actual return (loss) on plan assets:
Relating to assets still held at the reporting date	—	—	6.8	(0.1)	6.7
Relating to assets sold during the period	—	—	—	7.8	7.8
Purchases, sales and settlements	(8.3)	—	—	(8.2)	(16.5)

Balance at December 31, 2015	$12.4	$—	$70.9	$34.3	$117.6

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

There was no Company stock included in plan assets at December 31, 2015.

Cash Flows

The Company was not required to and did not make any contributions in 2015 and is not required to make a contribution in 2016.

Estimated Future Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years ending December 31 (dollars in millions)	Pension Benefits	Post-retirement Benefits
2016	$61.4	$0.4
2017	60.0	0.4
2018	66.7	0.4
2019	59.7	0.4
2020	65.5	0.4
2021 – 2025	286.2	2.2

12.	Derivative instruments

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

The amounts in accumulated other comprehensive loss for cash flow hedges will be reclassified into earnings no later than December 31, 2016.

12.	Derivative instruments (continued)

The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts:

December 31 (dollars in millions)	2015		2014
	Buy	Sell	Buy	Sell
British pound	$—	$0.9	$—	$0.9
Canadian dollar	—	43.2	—	90.3
Euro	21.3	1.7	32.1	1.0
Mexican peso	12.7	—	17.3	—

Total	$34.0	$45.8	$49.4	$92.2

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

The minimal after-tax loss of the effective portion of the contracts as of December 31, 2015 was recorded in accumulated other comprehensive loss and will be reclassified into cost of products sold in the periods in which the underlying transactions are recorded in earnings. The effective portion of the contracts will be reclassified within one year. Commodity hedges outstanding at December 31, 2015 total approximately 1.7 million pounds of copper.

The impact of derivative contracts on the Company’s financial statements is as follows:

Fair value of derivative instruments designated as hedging instruments under ASC 815:

		Fair Value
December 31 (dollars in millions)	Balance Sheet Location	2015	2014
Foreign currency contracts	Other current assets	$3.6	$4.6
	Accrued liabilities	(1.3)	(3.0)
Commodities contracts	Accrued liabilities	(0.3)	(0.2)

Total derivatives designated as hedging instruments		$2.0	$1.4

12.	Derivative instruments (continued)

The effect of derivative instruments on the statement of earnings is as follows.

Year ended December 31 (dollars in millions)

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivative (effective portion)		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings (effective portion)		Location of gain recognized in earnings on derivative (ineffective portion)	Amount of gain recognized in earnings on a derivative (ineffective portion)
	2015	2014		2015	2014		2015	2014

Foreign currency contracts	$6.9	$3.6	Cost of products sold	$6.2	$3.6	N/A	$—	$—
Commodities contracts	(0.7)	(0.2)	Cost of products sold	(0.5)	(0.2)	Cost of products sold	—	—

	$6.2	$3.4		$5.7	$3.4		$—	$—

13. Income Taxes

The components of the provision (benefit) for income taxes consisted of the following:

Years ended December 31 (dollars in millions)	2015	2014	2013
Current:
Federal	$82.9	$48.7	$53.9
State	13.9	10.4	9.6
International	23.6	22.4	19.1
Deferred:
Federal	(4.2)	(5.2)	(8.4)
State	2.2	(0.2)	(0.5)
International	1.2	2.8	(7.0)

	$119.6	$78.9	$66.7

The provision for income taxes differs from the U.S. federal statutory rate due to the following items:

Years ended December 31	2015	2014	2013
Provision at U.S. federal statutory rate	35.0%	35.0%	35.0%
State income and franchise taxes, net of federal benefit	2.6	2.3	2.5
International income tax rate differential - China	(6.8)	(8.2)	(8.1)
International income tax rate differential - other	0.2	0.4	0.7
U.S. manufacturing credit	(1.3)	(2.1)	(1.9)
Research tax credits	(0.3)	(0.4)	(0.8)
Other	0.3	0.5	0.8

	29.7%	27.5%	28.2%

Components of earnings before income taxes were as follows:

Years ended December 31 (dollars in millions)	2015	2014	2013
U.S.	$255.7	$150.6	$151.9
International	146.8	136.1	84.5

	$402.5	$286.7	$236.4

13.	Income Taxes (continued)

Total income taxes paid by the Company amounted to $97.5 million, $88.9 million, and $70.2 million in 2015, 2014 and 2013, respectively.

As of December 31, 2015, the Company has $47.9 million accrued for its estimate of the tax costs due upon repatriation of undistributed foreign earnings it considers to be not permanently reinvested. At December 31, 2015, the Company had undistributed foreign earnings of $875.9 million, of which $691.9 million are considered permanently reinvested. No U.S. income tax provision or foreign withholding tax provisions have been made on foreign earnings that remain permanently reinvested. The Company considers permanently reinvested earnings outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and its specific plans for reinvestment of foreign subsidiary earnings. In addition, no provision or benefit for U.S. income taxes has been made on foreign currency translation gains or losses. As of December 31, 2015, $645.2 million of cash and cash equivalents and marketable securities were held by our foreign subsidiaries.

The tax effects of temporary differences of assets and liabilities between income tax and financial reporting are as follows:

December 31 (dollars in millions)
	2015		2014
	Assets	Liabilities	Assets	Liabilities
Employee benefits	$75.0	$—	$77.0	$—
Product liability and warranties	66.8	—	65.8	—
Inventories	—	4.4	—	4.2
Accounts receivable	13.0	—	11.7	—
Property, plant and equipment	—	36.9	—	39.4
Intangibles	—	54.3	—	52.1
Environmental liabilities	2.7	—	3.1	—
Undistributed foreign earnings	—	47.9	—	50.7
Tax loss and credit carryovers	14.6	—	14.9	—
All other	3.4	—	4.7	—
Valuation allowance	(11.0)	—	(9.8)	—

	$164.5	$143.5	$167.4	$146.4

Net asset	$21.0		$21.0

These deferred tax assets and liabilities are classified in the balance sheet as current or long-term based on the balance sheet classification of the related assets and liabilities as follows:

December 31 (dollars in millions)	2015	2014
Current deferred income tax assets	$39.9	$40.5
Long-term deferred income tax assets	2.4	1.9
Long-term deferred income tax liabilities	(21.3)	(21.4)

Net asset	$21.0	$21.0

The Company believes it is more likely than not that it will realize the current and long-term deferred tax assets through the reduction of future taxable income. Significant factors the Company considered in determining the probability of the realization of the deferred tax assets include historical operating results and expected future earnings.

A reconciliation of the beginning and ending amounts of tax loss carryovers, credit carryovers and valuation allowances is as follows:

December 31 (dollars in millions)
	Net Operating Losses and Tax Credits		Valuation Allowances
	2015	2014	2015	2014
Beginning balance	$14.9	$17.7	$9.8	$9.6
Additions	1.4	0.6	1.4	1.0
Reductions	(1.7)	(3.4)	(0.2)	(0.8)

Ending balance	$14.6	$14.9	$11.0	$9.8

13.	Income Taxes (continued)

The Company has foreign net operating loss carryovers that expire in 2016 through 2023, a foreign tax credit carryover that expires in 2021, and state and local net operating loss carryovers that expire between 2016 and 2032.

A reconciliation of the beginning and ending amount of unrecognized benefits is as follows:

(Dollars in millions)	2015	2014
Balance at January 1	$1.2	$1.3
Additions for tax positions of prior years	1.4	—
Reductions for tax positions of prior years	—	(0.1)

Balance at December 31	$2.6	$1.2

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.5 million. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2015 there was an immaterial amount of interest and penalties accrued. It is anticipated there will be no decrease in the total amount of unrecognized tax benefits in 2016. The Company’s U.S. federal income tax returns for 2014 and 2015 are subject to audit. The Company is subject to state and local income tax audits for tax years 2000-2015. The Company is subject to non-U.S. income tax examinations for years 2007-2015.

14.	Commitments and Contingencies

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

The Company is subject to various claims and pending lawsuits for product liability and other matters arising out of the conduct of the Company’s business. With respect to product liability claims, the Company has self-insured a portion of its product liability loss exposure for many years. The Company has established reserves and has insurance coverage which it believes are adequate to cover incurred claims. For the years ended December 31, 2015 and 2014, the Company had $125 million of product liability insurance for individual losses in excess of $7.5 million. The Company periodically reevaluates its exposure on claims and lawsuits and makes adjustments to its reserves as appropriate. The Company believes, based on current knowledge, consultation with counsel, adequate reserves and insurance coverage that the outcome of such claims and lawsuits will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

15.	Operations by Segment

The Company is comprised of two reporting segments: North America and Rest of World. The Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential and commercial gas, gas tankless and electric water heaters. Both segments primarily manufacture and market in their respective regions of the world. The North America segment also manufactures and globally markets specialty commercial water heating equipment, condensing and non-condensing boilers and water system tanks. Primarily for Asia, the Rest of World segment also manufactures and markets water treatment products. The Company also markets in-home air purification products in China.

15.	Operations by Segment (continued)

The accounting policies of the reportable segments are the same as those described in the “Summary of Significant Accounting Policies” outlined in Note 1. Operating earnings, defined by the Company as earnings before interest, taxes, general corporate and corporate research and development expenses, were used to measure the performance of the segments.

	Net Sales			Earnings
Years ended December 31 (dollars in millions)	2015	2014	2013	2015	2014	2013
North America	$1,703.0	$1,621.7	$1,520.0	$339.9	$238.7	$211.9
Rest of World	866.1	768.3	668.0	113.0	106.7	88.0
Inter-segment	(32.6)	(34.0)	(34.2)	—	(0.1)	—

Total segments – sales, operating earnings	$2,536.5	$2,356.0	$2,153.8	$452.9	$345.3	$299.9

Corporate expenses				(43.0)	(52.9)	(57.8)
Interest expense				(7.4)	(5.7)	(5.7)

Earnings before income taxes				402.5	286.7	236.4
Provision for income taxes				(119.6)	(78.9)	(66.7)

Earnings from continuing operations				$282.9	$207.8	$169.7

In 2015, sales to the North America segment’s two largest customers were $301.7 million and $287.0 million which represented 12 percent and 11 percent of the Company’s net sales, respectively. In 2014, sales to the North America segment’s two largest customers were $296.5 million and $237.2 million which represented 13 percent and ten percent of the Company’s net sales, respectively. In 2013, sales to the North America segment’s two largest customers were $310.3 million and $240.6 million which represented 14 percent and 11 percent of the Company’s net sales, respectively.

Assets, depreciation and capital expenditures by segment

	Total Assets (December 31)			Depreciation and Amortization (Years Ended December 31)			Capital Expenditures (Years Ended December 31)
(dollars in millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013
North America	$1,381.1	$1,358.5	$1,298.6	$41.9	$37.8	$40.5	$43.5	$59.4	$38.0
Rest of World	544.2	523.8	525.2	19.8	20.0	16.8	28.4	26.5	59.0
Corporate	721.2	633.0	567.7	1.3	2.0	2.4	0.8	0.2	0.7

Total	$2,646.5	$2,515.3	$2,391.5	$63.0	$59.8	$59.7	$72.7	$86.1	$97.7

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

	Long-lived Assets (December 31)				Net Sales (Years Ended December 31)
(dollars in millions)	2015	2014	2013		2015	2014	2013

United States	$275.2	$262.1	$238.6	United States	$1,531.4	$1,447.9	$1,335.4
China	145.2	131.9	134.9	China	787.1	691.8	581.0
Canada	2.7	3.6	4.7	Canada	129.9	128.8	142.5
Other Foreign	55.2	58.3	46.4	Other Foreign	88.1	87.5	94.9

Total	$478.3	$455.9	$424.6	Total	$2,536.5	$2,356.0	$2,153.8

16.	Quarterly Results of Operations (Unaudited)

(dollars in millions, except per share amounts)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2015	2014	2015	2014	2015	2014	2015	2014
Net sales	$618.5	$552.2	$653.5	$595.4	$625.1	$581.6	$639.4	$626.8
Gross profit	229.2	195.9	262.4	216.2	255.6	215.3	262.6	231.9
Net earnings	58.4	46.7	71.1	57.3	73.6	50.6	79.8	53.2

Basic earnings per share	0.65	0.51	0.80	0.63	0.83	0.56	0.91	0.59
Diluted earnings per share	0.65	0.51	0.79	0.63	0.82	0.56	0.90	0.59

Common dividends declared	0.19	0.15	0.19	0.15	0.19	0.15	0.19	0.15

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2015 as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

In 2015, we continued the implementation of a new global enterprise resource planning system. This multi-year initiative is being conducted in phases and includes modifications to the design and operation of controls over financial reporting. We are testing internal controls over financial reporting for design effectiveness prior to the implementation of each phase, and we have monitoring controls in place over the implementation of these changes

Except as described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act) during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

A. O. Smith Corporation

We have audited A. O. Smith Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). A. O. Smith Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, A. O. Smith Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of A. O. Smith Corporation as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 17, 2016 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 17, 2016

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the headings “Election of Directors” and “Board Committees” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference. The information required regarding Executive Officers of the company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

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

The information included under the heading “Compliance with Section 16(a) of the Securities Exchange Act” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information included under the headings “Executive Compensation,” “Director Compensation,” “Report of the Personnel and Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in the company’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the headings “Principal Stockholders” and “Security Ownership of Directors and Management” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2015.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,817,959	(1)	$36.05	(2)	1,994,172	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	1,817,959		$36.05		1,994,172

(1)	Consists of 1,326,779 shares subject to stock options, 329,262 shares subject to employee share units and 161,918 shares subject to director share units.
(2)	Represents the weighted average exercise price of outstanding options and does not take into account outstanding share units.
(3)	Represents securities remaining available for issuance under the A. O. Smith Combined Incentive Compensation Plan. If any awards lapse, expire, terminate or are cancelled without issuance of shares, or shares are forfeited under any award, then such shares will become available for issuance under the A. O. Smith Combined Incentive Compensation Plan, hereby increasing the number of securities remaining available.

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information included under the headings “Director Independence and Financial Literacy”, “Compensation Committee Interlocks and Insider Participation” and “Procedure for Review of Related Party Transactions” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information included under the heading “Report of the Audit Committee” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) required by this Item 14 is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements of the Company

Form 10-K Page Number
The following consolidated financial statements of A. O. Smith Corporation are included in Item 8:

Consolidated Balance Sheets at December 31, 2015 and 2014	26

For each of the three years in the period ended December 31, 2015:
- Consolidated Statement of Earnings	27
- Consolidated Statement of Comprehensive Earnings	27
- Consolidated Statement of Cash Flows	28
- Consolidated Statement of Stockholders’ Equity	29

Notes to Consolidated Financial Statements	30 - 53

2.	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts	62

Schedules not included have been omitted because they are not applicable.

3.	Exhibits - see the Index to Exhibits on pages 60 - 61 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K are listed as Exhibits 10(a) through 10(m) in the Index to Exhibits.

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

A. O. SMITH CORPORATION

Date: February 17, 2016	By:	/s/ Ajita G. Rajendra
Ajita G. Rajendra
Executive Chairman of
the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 17, 2016 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Signature

AJITA G. RAJENDRA	/s/ Ajita G. Rajendra
Chairman of the Board, President and Chief Executive Officer	Ajita G. Rajendra

JOHN J. KITA	/s/ John J. Kita
Executive Vice President and Chief Financial Officer	John J. Kita

DANIEL L. KEMPKEN	/s/ Daniel L. Kempken
Vice President and Controller	Daniel L. Kempken

RONALD D. BROWN	/s/ Ronald D. Brown
Director	Ronald D. Brown

GLOSTER B. CURRENT, Jr.	/s/ Gloster B. Current, Jr.
Director	Gloster B. Current, Jr.

WILLIAM P. GREUBEL	/s/ William P. Greubel
Director	William P. Greubel

PAUL W. JONES	/s/ Paul W. Jones
Director	Paul W. Jones

MATHIAS F. SANDOVAL	/s/ Mathias F. Sandoval
Director	Mathias F. Sandoval

BRUCE M. SMITH	/s/ Bruce M. Smith
Director	Bruce M. Smith

MARK D. SMITH	/s/ Mark D. Smith
Director	Mark D. Smith

IDELLE K. WOLF	/s/ Idelle K. Wolf
Director	Idelle K. Wolf

GENE C. WULF	/s/ Gene C. Wulf
Director	Gene C. Wulf

INDEX TO EXHIBITS

Exhibit Number	Description

(3)(i)		Amended and Restated Certificate of Incorporation of A. O. Smith Corporation as amended through April 15, 2013, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2013.

(3)(ii)		By-laws of A. O. Smith Corporation as amended April 11, 2006, incorporated by reference to Exhibit 3 to the quarterly report on Form 10-Q for the quarter ended June 30, 2006.

(4)	(a)	Amended and Restated Certificate of Incorporation of A. O. Smith Corporation as amended through April 15, 2013, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2013.

	(b)	Amended and Restated Credit Agreement, dated as of December 12, 2012, among A. O. Smith Corporation, A. O Smith Enterprises Ltd., A. O. Smith International Holdings B.V., and the financial institutions and agents party thereto, incorporated by reference to the current report on Form 8-K dated December 12, 2012.

	(c)	The corporation has instruments that define the rights of holders of long-term debt that are not being filed with this Registration Statement in reliance upon Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of these instruments.

(10)	Material Contracts

	(a)	A. O. Smith Combined Incentive Compensation Plan, incorporated by reference as Exhibit A to the Proxy Statement filed on March 5, 2012 for the 2012 Annual Meeting of Stockholders.

	(b)	A. O. Smith Corporation Executive Life Insurance Plan, as amended January 1, 2009, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(c)	A. O. Smith Nonqualified Deferred Compensation Plan, adopted December 1, 2008, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(d)	A. O. Smith Corporation Executive Supplemental Pension Plan, as amended January 1, 2009, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(e)	A. O. Smith Corporation Executive Incentive Compensation Award Agreement, incorporated by reference to the Form S-8 Registration Statement filed by the corporation on July 30, 2007 (Reg. No. 333-144950).

	(f)	A. O. Smith Corporation Executive Incentive Compensation Award Agreement, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended March 31, 2012.

	(g)	Offer Letter to Paul W. Jones, dated December 9, 2003, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2007.

	(h)	Offer Letter to Ajita G. Rajendra, dated September 20, 2004, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2007.

	(i)	Amendment to Offer Letter to Ajita G. Rajendra dated December 10, 2015.

	(j)	Summary of Directors’ Compensation incorporated by reference to the quarterly report on Form 10-Q for the quarter ended June 30, 2015.

INDEX TO EXHIBITS (continued)

Exhibit Number	Description

	(k)	A. O. Smith Corporation Senior Leadership Severance Plan, incorporated by Reference to the quarterly report for Form 10-Q for the quarter ended June 30, 2009.

	(l)	Form of A. O. Smith Corporation Special Retention Award Agreement, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended March 31, 2011.

	(m)	Stockholder Agreement dated as of December 9, 2008, between A. O. Smith Corporation and each Smith Investment Company stockholder who becomes a signatory thereto, incorporated by reference to the current report on Form 8-K dated December 9, 2008.

(21)		Subsidiaries.

(23)		Consent of Independent Registered Public Accounting Firm.

(31.1)		Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 17, 2016.

(31.2)		Certification by the Executive Vice-President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 17, 2016.

(32.1)		Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32.2)		Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(101)		The following materials from A. O. Smith Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) the Consolidated Statement of Earnings for the three years ended December 31, 2015, (iii) the Consolidated Statement of Comprehensive Earnings for the three years ended December 31, 2015, (iv) the Consolidated Statement of Cash Flows for the three years ended December 31, 2015, (v) the Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2015 and (vi) the Notes to Consolidated Financial Statements.

A. O. SMITH CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in millions)

Years ended December 31, 2015, 2014 and 2013

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year

2015:
Valuation allowance for trade and notes receivable	$3.7	$2.6	$(0.3)	$6.0
Valuation allowance for deferred tax assets	9.8	1.4	(0.2)	11.0

2014:
Valuation allowance for trade and notes receivable	2.8	1.4	(0.5)	3.7
Valuation allowance for deferred tax assets	9.6	1.0	(0.8)	9.8

2013:
Valuation allowance for trade and notes receivable	4.2	0.2	(1.6)	2.8
Valuation allowance for deferred tax assets	7.4	2.2	—	9.6