Form 10-Q
period 2016-03-31
SMITH A O CORP
filed 2016-05-09
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-475

A. O. Smith Corporation

(Exact name of registrant as specified in its charter)

Delaware	39-0619790
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11270 West Park Place, Milwaukee, Wisconsin	53224-9508
(Address of principal executive office)	(Zip Code)

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

Class A Common Stock Outstanding as of May 3, 2016 — 13,115,988 shares

Common Stock Outstanding as of May 3, 2016 — 74,428,316 shares

Index

A. O. Smith Corporation

PART I - FINANCIAL INFORMATION

ITEM  1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales	$636.9	$618.5
Cost of products sold	374.2	389.3

Gross profit	262.7	229.2
Selling, general and administrative expenses	159.4	147.2
Interest expense	1.7	1.9
Other income	(2.0)	(2.7)

Earnings before provision for income taxes	103.6	82.8
Provision for income taxes	30.1	24.4

Net Earnings	$73.5	$58.4

Net Earnings Per Share of Common Stock	$0.84	$0.65

Diluted Net Earnings Per Share of Common Stock	$0.83	$0.65

Dividends Per Share of Common Stock	$0.24	$0.19

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(dollars in millions)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Net earnings	$73.5	$58.4
Other comprehensive earnings (loss)
Foreign currency translation adjustments	8.6	(9.3)
Unrealized net (loss) gain on cash flow derivative instruments, less related income tax benefit (provision) of $1.2 in 2016 and $(0.8) in 2015	(2.0)	1.2
Adjustment to pension liability, less related income tax provision of $(1.5) in 2016 and $(1.8) in 2015	2.5	2.5

Comprehensive Earnings	$82.6	$52.8

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	(unaudited) March 31, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$305.5	$323.6
Marketable securities	335.3	321.6
Receivables	506.9	501.4
Inventories	230.2	222.9
Other current assets	48.0	45.9

Total Current Assets	1,425.9	1,415.4
Property, plant and equipment	888.3	866.8
Less accumulated depreciation	(437.7)	(424.1)

Net property, plant and equipment	450.6	442.7
Goodwill	423.4	420.9
Other intangibles	288.5	291.0
Other assets	62.2	59.2

Total Assets	$2,650.6	$2,629.2

Liabilities
Current Liabilities
Trade payables	$389.0	$424.9
Accrued payroll and benefits	55.5	81.6
Accrued liabilities	99.1	90.1
Product warranties	45.2	43.7
Debt due within one year	13.2	12.9

Total Current Liabilities	602.0	653.2
Long-term debt	274.1	236.1
Pension liabilities	128.4	134.2
Other liabilities	167.6	163.4

Total Liabilities	1,172.1	1,186.9
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 13,185,178 and 13,186,698	65.9	65.9
Common Stock, $1 par value: authorized 120,000,000 shares; issued 82,168,618 and 82,167,098	82.2	82.2
Capital in excess of par value	619.6	617.4
Retained earnings	1,403.0	1,350.7
Accumulated other comprehensive loss	(304.3)	(313.4)
Treasury stock at cost	(387.9)	(360.5)

Total Stockholders’ Equity	1,478.5	1,442.3

Total Liabilities and Stockholders’ Equity	$2,650.6	$2,629.2

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net earnings	$73.5	$58.4
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	16.2	15.6
Pension income	(1.7)	—
Stock based compensation expense	5.1	5.7
Loss on disposal of assets	—	0.1
Net changes in operating assets and liabilities:
Current assets and liabilities	(69.7)	(68.0)
Noncurrent assets and liabilities	3.3	(12.0)

Cash Provided by (Used in) Operating Activities - continuing operations	26.7	(0.2)
Cash Used in Operating Activities - discontinued operations	(0.2)	(0.2)

Cash Provided by (Used in) Operating Activities	26.5	(0.4)
Investing Activities
Capital expenditures	(19.4)	(14.9)
Investments in marketable securities	(143.5)	(121.9)
Net proceeds from sale of marketable securities	132.4	54.0

Cash Used in Investing Activities	(30.5)	(82.8)
Financing Activities
Term debt incurred	—	75.0
Long-term debt incurred	37.4	6.9
Common stock repurchases	(30.5)	(20.7)
Net proceeds from stock option activity	0.2	3.8
Dividends paid	(21.2)	(17.1)

Cash (Used In) Provided by Financing Activities	(14.1)	47.9

Net decrease in cash and cash equivalents	(18.1)	(35.3)
Cash and cash equivalents - beginning of period	323.6	319.4

Cash and Cash Equivalents - End of Period	$305.5	$284.1

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 17, 2016.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) amended Accounting Standard Codification (ASC) 718, Compensation - Stock Compensation (issued under Accounting Standards Update (ASU) 2016-09). This amendment simplifies several aspects of the accounting for share-based payment transactions. The amendment is effective for periods beginning January 1, 2017 and permitted early adoption. The Company adopted this amendment effective for the three months ended March 31, 2016.

The amendment requires the benefits or deficiencies of tax deductions in excess of or less than the recognized compensation cost to be recorded as income tax benefit or expense in the income statement in the period in which they occur. The amendment also eliminates previous guidance that required unrecognized future excess income tax benefits to be used to repurchase shares in the calculation of diluted shares which resulted in lower diluted shares outstanding than the calculation under the adopted guidance. The Company elected to apply this guidance prospectively. As such, in the first quarter of 2016, the Company recognized $2.5 million of discrete income tax benefits associated with excess tax benefits on settled stock based compensation awards and the Company’s diluted shares outstanding for the three months ended March 31, 2016 increased compared to the way it was calculated under previous guidance.

The amendment also requires that cash paid by an employer to a taxing authority when shares are directly withheld for employee income tax withholding purposes be classified as financing activities in the statements of cash flows. As required, the Company applied this guidance retrospectively in the presentation of the consolidated statements of cash flows for the periods beginning January 1, 2015 and, as a result, reclassified $3 million of cash paid from operating activities to financing activities for the three months ended March 31, 2015.

In February 2016, the FASB amended ASC 842, Leases (issued under ASU 2016-02). This amendment requires the recognition of lease assets and lease liabilities on the balance sheet for most leasing arrangements currently classified as operating leases. This amendment is effective for periods beginning January 1, 2019 and early adoption is permitted. The Company is in the process of determining whether the adoption of ASU 2016-02 will have an impact on its consolidated balance sheets, statements of earnings or cash flows.

1.	Basis of Presentation (continued)

In November 2015, the FASB amended ASC 740, Income Taxes (issued under ASU 2015-17). This amendment required that deferred tax assets and liabilities be classified as noncurrent in the balance sheet. The amendment was effective for periods beginning January 1, 2016 and allowed for either prospective adoption or retrospective adoption. The Company adopted ASU 2015-17 retrospectively and, as a result, has classified all deferred tax assets and liabilities as non-current in the Company’s consolidated balance sheets for all periods presented. Current deferred taxes of $40.5 million as of December 31, 2015 were reclassified to non-current deferred taxes in the Company’s consolidated balance sheet.

In May 2014, the FASB issued ASC 606-10, Revenue from Contracts with Customers (issued under ASU 2014-09). ASC 601-10 will replace all existing revenue recognition guidance when effective. In July 2015, the FASB approved a one year deferral of the effective date to periods beginning January 1, 2018, with early application permitted as of January 1, 2017. Either full retrospective adoption or modified retrospective adoption is allowed under ASC 606-10. The Company is in the process of determining whether the adoption of ASC 606-10 will have an impact on its consolidated balance sheets, statements of earnings or cash flows.

2.	Inventories

(dollars in millions)
	March 31, 2016	December 31, 2015
Finished products	$92.7	$85.7
Work in process	13.1	13.4
Raw materials	140.1	139.6

Inventories, at FIFO cost	245.9	238.7
LIFO reserve	(15.7)	(15.8)

Net inventory	$230.2	$222.9

3.	Product Warranties

The Company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. The following table presents the Company’s warranty liability activity.

(dollars in millions)
	2016	2015
Balance at January 1	$139.4	$136.2
Expense	16.3	17.2
Claims settled	(15.1)	(16.2)

Balance at March 31	$140.6	$137.2

4.	Long-Term Debt

The Company has a $400 million multi-currency revolving credit agreement with a group of eight banks, which expires on December 12, 2017. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied.

Borrowings under bank credit lines and commercial paper borrowings are supported by the $400 million revolving credit agreement. As a result of the long-term nature of this facility, the Company’s commercial paper and credit line borrowings are classified as long-term debt at March 31, 2016.

4.	Long-Term Debt (continued)

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

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended March 31,
	2016	2015
Denominator for basic earnings per share - weighted average shares	87,847,003	89,436,496
Effect of dilutive stock options, restricted stock and share units	1,058,358	730,429

Denominator for diluted earnings per share	88,905,361	90,166,925

6.	Stock Based Compensation

The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the “Plan”) effective January 1, 2007. The Plan was reapproved by stockholders on April 16, 2012. The Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options or share units at March 31, 2016 was 1,659,216. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.

Total stock based compensation expense recognized in the three months ended March 31, 2016 and 2015 was $5.1 million and $5.7 million, respectively.

Stock Options

The stock options granted in the three months ended March 31, 2016 and 2015 have three year pro rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2016 and 2015 expire ten years after date of grant. The Company’s stock options are expensed ratably over the three year vesting period; however, included in stock option expense for the three months ended March 31, 2016 and 2015 was expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Stock based compensation expense attributable to stock options in the three months ended March 31, 2016 and 2015 was $2.5 million and $2.6 million, respectively.

6.	Stock Based Compensation (continued)

Changes in option awards, all of which relate to Common Stock, were as follows for the three months ended March 31, 2016:

	Weighted-Avg. Per Share Exercise Price	Number of Options	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2016	$36.05	1,326,779
Granted	63.03	266,330
Exercised	22.64	(73,815)
Terminated	56.37	(648)

Outstanding at March 31, 2016	41.43	1,518,646	7 years	$53.0

Exercisable at March 31, 2016	31.87	991,560	6 years	$44.1

The weighted-average fair value per option at the date of grant during the three months ended March 31, 2016 and 2015 using the Black-Scholes option-pricing model was $15.77 and $17.17, respectively. Assumptions were as follows:

	Three Months Ended March 31,
	2016	2015
Expected life (years)	5.8	5.9
Risk-free interest rate	1.7%	2.0%
Dividend yield	1.3%	1.0%
Expected volatility	27.8%	29.3%

The expected life is based on historical exercise behavior and the projected exercises of unexercised stock options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected dividend yield is based on the dividends paid in the preceding four quarters divided by the grant date market value of the Company’s Common Stock. The expected volatility is based on the historical volatility of the Company’s Common Stock.

Stock Appreciations Rights (SARs)

Certain non-U.S.-based employees have been granted SARs. Each SAR award grants the employee the right to receive cash equal to the excess of the share price of the Common Stock on the date that a participant exercises such right over the grant date price of the stock. SARs granted in the three months ended March 31, 2015 have three year pro rata vesting from the date of grant. SARs were issued at exercise prices equal to the fair value of Common Stock on the date of grant and expire ten years from the date of grant. Compensation expense for SARs is remeasured at each reporting period based on the estimated fair value on the date of grant using the Black-Scholes option-pricing model, using assumptions similar to stock option awards. SARs are subsequently remeasured at each interim reporting period based on a revised Black-Scholes value. No SARs were granted in 2016. As of March 31, 2016, there were 13,115 SARs outstanding and 3,899 were exercisable. In the first three months of 2015, the Company granted 10,390 cash-settled SARs.

6.	Stock Based Compensation (continued)

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the Plan. The Company granted 77,577 and 75,315 share units under the plan in the three months ended March 31, 2016 and 2015, respectively. The share units were valued at $4.9 million and $4.6 million at the date of issuance in 2016 and 2015, respectively, based on the price of the Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period; however, included in share unit expense in the three months ended March 31, 2016 and 2015 was expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period. Stock based compensation expense attributable to share units of $2.6 million and $3.1 million was recognized in the three months ended March 31, 2016 and 2015, respectively. Certain non-U.S.-based employees receive the cash value of vested shares at the vesting date in lieu of shares.

A summary of share unit activity under the plan is as follows for the three months ended March 31, 2016:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2016	329,262	$44.30
Granted	77,577	63.39
Vested	(132,453)	34.70
Forfeited	(515)	54.66

Issued and unvested at March 31, 2016	273,871	53.43

7.	Pensions

The following table presents the components of the Company’s net pension expense.

(dollars in millions)
	Three Months Ended March 31,
	2016	2015
Service cost	$0.5	$0.5
Interest cost	7.6	9.4
Expected return on plan assets	(13.8)	(14.3)
Amortization of unrecognized loss	4.3	4.7
Amortization of prior service cost	(0.3)	(0.3)

Defined benefit plan benefit	$(1.7)	$—

The Company did not make a contribution to its U.S. pension plan in 2015. The Company is not required to make a contribution and does not anticipate making a contribution in 2016.

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

(dollars in millions)
	Three Months Ended March 31,
	2016	2015
Net sales
North America	$423.9	$429.2
Rest of World	217.4	195.9
Inter-segment sales	(4.4)	(6.6)

	$636.9	$618.5

Operating earnings
North America	$91.9	$71.2
Rest of World	26.9	26.2
Inter-segment earnings elimination	(0.1)	—

	118.7	97.4
Corporate expenses	(13.4)	(12.7)
Interest expense	(1.7)	(1.9)

Earnings before income taxes	103.6	82.8
Provision for income taxes	30.1	24.4

Net earnings	$73.5	$58.4

9.	Fair Value Measurements

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

9.	Fair Value Measurements (continued)

The following table presents assets measured at fair value on a recurring basis.

(dollars in millions)

Fair Value Measurement Using	March 31, 2016	December 31, 2015
Quoted prices in active markets for identical assets (Level 1)	$334.3	$323.9
Significant other observable inputs (Level 2)	(0.2)	(0.3)

Total assets measured at fair value	$334.1	$323.6

There were no changes in our valuation techniques used to measure fair values on a recurring basis during the three months ended March 31, 2016.

10.	Derivative Instruments

ASC 815, Derivatives and Hedging, as amended, requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as a part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure hedged, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.

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

The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts.

(dollars in millions)
	March 31,
	2016		2015
	Buy	Sell	Buy	Sell
British pound	$—	$0.8	$—	$0.7
Canadian dollar	—	84.3	—	69.2
Euro	17.6	1.3	24.6	0.8
Mexican peso	16.2	—	14.0	—

Total	$33.8	$86.4	$38.6	$70.7

Commodity Futures Contracts

In addition to entering into supply arrangements in the normal course of business, the Company also entered into futures contracts to fix the cost of certain raw material purchases, principally copper and steel, with the objective of minimizing changes in cost due to market price fluctuations. The hedging strategy for achieving this objective is to purchase commodities futures contracts on the open market of the London Metals Exchange (LME) or over the counter contracts based on the LME for copper. Steel futures contracts are purchased on the New York Metals Exchange (NYMEX).

With NYMEX, the Company is required to make cash deposits on unrealized losses on steel derivative contracts.

The after-tax gains and losses on the effective portion of the copper and steel hedge contracts as of March 31, 2016 were recorded in accumulated other comprehensive loss and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The effective portion of the contracts will be reclassified within one year. Contractual amounts of the Company’s commodities futures contracts were immaterial as of the three months ended March 31, 2016.

10.	Derivative Instruments (continued)

The following tables present the impact of derivative contracts on the Company’s financial statements.

Fair value of derivatives designated as hedging instruments under ASC 815:

(dollars in millions)
	Balance Sheet Location	March 31, 2016	December 31, 2015
Foreign currency contracts	Other current assets	$1.0	$3.6
	Accrued liabilities	(2.7)	(1.3)
Commodities contracts	Other current assets	0.7	—
	Accrued liabilities	(0.2)	(0.3)

Total derivatives designated as hedging instruments		$(1.2)	$2.0

The effect of derivatives instruments on the condensed consolidated statement of earnings:

Three Months Ended March 31 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into earnings (effective portion)		Location of gain (loss) recognized in earnings on derivative (ineffective portion)	Amount of gain (loss) recognized in earnings on a derivative (ineffective portion)
	2016	2015		2016	2015		2016	2015
Foreign currency contracts	$(3.8)	$3.4	Cost of products sold	$0.3	$1.4	N/A	$—	$—
Commodities contracts	1.1	—	Cost of products sold	0.3	—	Cost of products sold	—	(0.1)

	$(2.7)	$3.4		$0.6	$1.4		$—	$(0.1)

11.	Income Taxes

The effective income tax rate for the three months ended March 31, 2016 was 29.0 percent compared to 29.5 percent for the first three months of 2015. The Company estimates that its annual effective income tax rate for the full year 2016 will be approximately 30.5 percent. The full year effective income tax rate in 2015 was 29.7 percent. The lower effective income tax rate for the three months ended March 31, 2016 compared to the anticipated full year 2016 effective income tax rate was primarily due to the early adoption of a new accounting standard for share-based compensation.

As of March 31, 2016, the Company had $2.6 million of unrecognized tax benefits of which $0.5 million would affect its effective income tax rate if recognized. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company’s U.S. federal income tax returns for 2014 and 2015 are subject to audit. The Company is subject to state and local income tax audits for tax years 2000-2015. The Company is subject to non-U.S. income tax examinations for years 2007-2015.

12.	Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)
	Three Months Ended March 31,
	2016		2015
Cumulative foreign currency translation
Balance at beginning of period	$(39.4)		$3.3
Other comprehensive income (loss) before reclassifications	8.6		(9.3)

Balance at end of period	(30.8)		(6.0)

Unrealized net gain on cash flow derivatives
Balance at beginning of period	1.2		0.9
Other comprehensive (loss) income before reclassifications	(1.6)		2.1
Realized gains on derivatives reclassified to cost of products sold (net of income tax provision of $0.2 and $0.5 in 2016 and 2015, respectively)	(0.4)		(0.9)

Balance at end of period	(0.8)		2.1

Pension liability
Balance at beginning of period	(275.2)		(276.2)
Amounts reclassified from accumulated other comprehensive loss: (1)	2.5		2.5

Balance at end of period	(272.7)		(273.7)

Accumulated other comprehensive loss, end of period	$(304.3)		$(277.6)

(1) Amortization of pension items:
Actuarial losses	$4.3	(2)	$4.6	(2)
Prior year service cost	(0.3	)(2)	(0.3	)(2)

	4.0		4.3
Income tax benefit	(1.5)		(1.8)

Reclassification net of income tax benefit	$2.5		$2.5

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

Sales in our North America segment declined approximately one percent in the first quarter of 2016 driven primarily by lower volumes of U.S. residential water heaters, which more than offset higher prices in the U.S. and Canada on residential and commercial water heaters and higher boiler sales. We experienced higher volumes of U.S. residential and commercial water heaters in the first quarter of 2015 which we believe resulted from a pre-buy associated with announced price increases that became effective in April 2015. The National Appliance Energy Conservation Act of 1987 update (NAECA III) increased energy efficiency standards for the majority of our U.S. residential water heaters. Our new compliant products are more expensive to manufacture and, as a result, we increased prices approximately 20 percent in April 2015 for U.S. customers on NAECA III compliant products. We expect the U.S. residential water heater industry’s unit shipments will be modestly higher in 2016 compared to 2015. We continue to see strength in U.S. commercial water heater volumes, and we expect the industry’s 2016 unit shipments will be approximately five percent higher than last year. Driven by what we believe is a continuing transition in the boiler industry from non-condensing boilers to condensing boilers as well as new product introductions, we expect sales of Lochinvar-branded products to grow approximately ten percent in 2016.

Sales in our Rest of World segment grew approximately 11 percent in the first quarter of 2016, as a result of 12 percent sales growth in China. China sales in local currency grew 17 percent. We expect full year 2016 sales in China to grow at a rate of approximately 15 percent in local currency as we believe overall water heater market growth, geographic expansion, market share gains, growth in water treatment and air purification products and improved product mix will contribute to our growth.

We have successfully completed three enterprise resource planning (ERP) implementation milestones since 2014. We expect to have converted nearly all of our North American plant sites by the end of 2016. We project expenses related to our ERP implementation to be approximately $24 million in 2016 compared to $16 million of expenses in 2015 due to the larger number of scheduled implementation events in 2016.

RESULTS OF OPERATIONS

FIRST THREE MONTHS OF 2016 COMPARED TO 2015

Sales in the first quarter of 2016 were $636.9 million or approximately three percent higher than sales of $618.5 million in the first quarter of 2015. Excluding the impact from the stronger U.S. dollar against the Canadian and Chinese currencies, sales increased approximately five percent in the first quarter of 2016 compared to the same period last year. China sales grew approximately 12 percent in U.S. dollars and 17 percent in local currency due to increased sales of water heating, water treatment and air purifier products.

First quarter gross profit margin of 41.2 percent in 2016 was higher than gross profit margin of 37.1 percent in the first quarter of 2015. The higher gross profit margin in 2016 was primarily due to price increases in the U.S. and Canada that were effective in April 2015 as well as lower material costs in the first quarter of 2016.

Selling, general and administrative (SG&A) expenses for the first quarter of 2016 were $159.4 million or $12.2 million higher than SG&A expenses of $147.2 million in the first quarter of 2015. The increase in SG&A expenses in 2016 was primarily due to higher selling and engineering costs in support of increased volumes in China as well as incremental costs associated with our ERP implementation.

Interest expense in the first quarter of 2016 was $1.7 million, down slightly from $1.9 million in the same period last year.

Other income was $2.0 million in the first quarter of 2016, down from $2.7 million in the same period last year. The decrease in other income in the first quarter of 2016 was primarily due to foreign currency fluctuations.

Our pension costs and credits are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. We consider current market conditions including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 7.5 percent in 2016, compared with 7.75 percent in 2015. The discount rate used to determine net periodic pension costs increased from 4.05 percent in 2015 to 4.40 percent in 2016. Pension income for the first quarter of 2016 was $1.7 million compared to minimal pension expense in the first quarter of 2015. As of December 31, 2015, we changed the method we used to estimate the service cost and interest components of net periodic pension benefit cost for our pension plan and post-retirement benefit plan. The change resulted in an approximate $1.8 million decrease in the service and interest components in the three months ended March 31, 2016. Our pension costs/benefits are reflected in cost of products sold and SG&A expenses.

Our effective income tax rate for the first quarter of 2016 was 29.0 percent compared to 29.5 percent in the same period last year. We estimate that our effective income tax rate for the full year 2016 will be approximately 30.5 percent. The lower effective income tax rate for the quarter ended March 31, 2016 compared to the anticipated full year 2016 effective income tax rate was primarily due to the early adoption of a new accounting standard for share-based compensation.

North America

Sales in the North America segment were $423.9 million in the first quarter of 2016 or $5.3 million lower than sales of $429.2 million in the first quarter of 2015. Higher prices in the U.S. and Canada for residential and commercial water heaters as well as higher boiler sales were more than offset by lower volumes of residential and commercial water heaters in the U.S. We believe that sales of residential and commercial water heaters in the first quarter of 2015 were favorably impacted by a pre-buy associated with announced price increases effective in April 2015.

North America operating earnings were $91.9 million in the first quarter of 2016 which were higher than operating earnings of $71.2 million in the same period of 2015. The operating margin in the first quarter of 2016 of 21.7 percent was higher than the operating margin of 16.6 percent in the same period last year. The higher operating earnings and operating margin in 2016 were primarily due to higher prices in the U.S. and Canada and lower material costs that more than offset lower residential and commercial water heater volumes in the U.S. and approximately $3 million of expected incremental ERP implementation related costs. We expect our full year operating margin to be between 20.5 and 21.0 percent in 2016. Included in this guidance is a negative impact on margins beginning in the second half of 2016 due to the over $150 per ton increase in steel prices that has occurred since January 1, 2016.

Rest of World

Sales in the Rest of World segment were $217.4 million in the first quarter of 2016 or $21.5 million higher than sales of $195.9 million in the first quarter of 2015. China sales increased 12 percent in U.S. dollar terms and 17 percent in local currency in the first quarter of 2016 compared to the same period last year due to higher demand for water heaters and water treatment products, as well as seasonal demand for our in-home air purifier products.

Rest of World operating earnings were $26.9 million in the first quarter of 2016 compared to $26.2 million in the first quarter of 2015. The impact to profits from higher China sales in the first quarter of 2016 was partially offset by increased SG&A expenses in China and a larger loss in India. Operating earnings in the first quarter of 2016 were reduced by approximately $1.5 million due to China currency translation compared to the same period last year. Higher selling costs to support expansion in tier two and tier three cities and our e-commerce platform in China as well as higher development costs associated with new products including the expansion of our air purification product portfolio in China were the primary drivers of higher SG&A expenses. As a result of these factors, the first quarter operating margin of 12.4 percent in 2016 was lower than our operating margin of 13.4 percent in the same period last year. We expect our full year operating margin to be approximately 13 percent in 2016.

Outlook

We expect our businesses to grow between nine and 9.5 percent in local currency and between seven and 7.5 percent in U.S. dollar terms in 2016. We expect sales of Lochinvar-branded products to grow approximately ten percent in 2016. We anticipate our China sales will increase 15 percent in local currency in 2016. With solid performance in the first quarter, we increased the midpoint of our EPS guidance for 2016. We believe we will achieve full-year earnings of between $3.47 and $3.55 per share, which excludes the potential impact from future acquisitions.

Liquidity & Capital Resources

Working capital of $823.9 million at March 31, 2016 was $61.7 million higher than at December 31, 2015 primarily due to lower accounts payable balances, primarily in China, as well as timing of volume incentive payments in the U.S. Timing of annual employee incentive payments also contributed to lower current liability balances compared with the end of last year. As of March 31, 2016, essentially all of the $640.8 million of cash, cash equivalents and marketable securities were held by our foreign subsidiaries. We would incur a cost to repatriate these funds to the U.S. and have accrued $44.4 million for the repatriation of a portion of these funds.

Cash provided by operating activities in the first quarter of 2016 was $26.5 million compared with $0.4 million of cash used by operations during the same period last year. Higher cash flow in the 2016 period was primarily due to higher earnings. For the full year 2016, we expect total cash provided by operating activities to be approximately $330 million.

Capital expenditures totaled $19.4 million in the first quarter of 2016, compared with $14.9 million spent in the year ago period. We project 2016 capital expenditures will be between $110 to $120 million, including approximately $9 million to support our ERP software implementation and approximately $22 million related to capacity expansion to support growth in China and in the U.S. We expect full year depreciation and amortization will be approximately $70 million.

In December 2012, we completed a $400 million multi-currency credit facility with a group of eight banks, which expires in December 2017. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of March 31, 2016.

The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt. At March 31, 2016, we had available borrowing capacity of $215.7 million under this facility. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.

In January 2015 we issued $75 million of fixed rate term notes to an insurance company. Principal payments commence in 2020 and the notes mature in 2030. The notes have an interest rate of 3.52 percent. We used proceeds of the notes to pay down borrowings under our revolving credit facility.

Our total debt increased $38.3 million from $249.0 million at December 31, 2015 to $287.3 million at March 31, 2016, as our cash flows generated in the U.S. were more than offset by our share repurchase activity and dividend payments. Our leverage, as measured by the ratio of total debt to total capitalization, was 16.3 percent at the end of the first quarter in 2016, compared with 14.7 percent at the end of last year.

Our pension plan continues to meet all funding requirements under ERISA regulations. We forecast that we will not be required to make a contribution to the plan in 2016, and we do not plan to make any voluntary contributions to the plan in 2016.

In 2015 our Board of Directors approved adding 2,000,000 shares of common stock to an existing discretionary share repurchase authority. Under the share repurchase program, our common stock may be purchased through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors, which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. During the first quarter of 2016, we repurchased 437,298 shares of our stock at a total cost of $30.5 million. A total of approximately 2,150,000 shares remained of the existing repurchase authority at March 31, 2016. Depending on factors such as stock price, working capital requirements and alternative investment opportunities, we expect to spend approximately $175 million on stock repurchase activity in 2016.

On April 11, 2016, our Board of Directors declared a cash dividend of $0.24 per share on our Common Stock and Class A common stock. The dividend is payable on May 16, 2016 to shareholders of record on April 29, 2016.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S. which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2015. We believe that at March 31, 2016, there has been no material change to this information.

Recent Accounting Pronouncements

Refer to Recent Accounting Pronouncements in Note 1 – Basis of Presentation in the notes to our condensed consolidated financial statements included in Part 1 Financial Information.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2015, we are exposed to various types of market risks, including currency and certain commodity risks. Our quantitative and qualitative disclosures about market risk have not materially changed since that report was filed. We monitor our currency and commodity risks on a continuous basis and generally enter into forward and futures contracts to reduce these exposures. The majority of the contracts are for periods of less than one year. Our Company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

In the first quarter of 2016, we completed another implementation phase of our global enterprise resource planning system. This multi-year initiative is being conducted in phases and includes modifications to the design and operation of controls over financial reporting. We are testing internal controls over financial reporting for design effectiveness prior to implementation of each phase, and we have monitoring controls in place over the implementation of these changes.

Except as described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Forward Looking Statements

This filing contains statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: a further slowdown in the growth rate of the Chinese economy; potential weakening in the high efficiency boiler segment in the U.S.; significant volatility in raw material prices; inability to implement or maintain pricing actions; potential weakening in U.S. residential or commercial construction or instability in the company’s replacement markets; uncertain costs, savings and timeframes associated with the implementation of the new enterprise resource planning system; foreign currency fluctuations; the ability to execute the company’s acquisition strategy; competitive pressures on the company’s businesses; and adverse general economic conditions and capital market deterioration. Forward-looking statements included in this filing are made only as of the date of this filing, and the Company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the Company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 14 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2015, our Board of Directors authorized the purchase of an additional 2,000,000 shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In the first quarter of 2016, we repurchased 437,298 shares at an average price of $69.74 per share and at a total cost of $30.5 million. As of March 31, 2016, there were 2,152,458 shares remaining on the repurchase authorization that existed at that time.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1 – January 31, 2016	146,700	$67.13	146,700	2,443,056
February 1 – February 29, 2016	115,523	67.49	115,523	2,327,533
March 1 – March 31, 2016	175,075	73.40	175,075	2,152,458

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Refer to the Exhibit Index on page 24 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

May 9, 2016	/s/ Daniel L. Kempken
Daniel L. Kempken
Vice President and Controller

/s/ John J. Kita
John J. Kita
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3(i)(a)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of A. O. Smith Corporation.

3(i)(b)	Restated Certificate of Incorporation of A. O. Smith Corporation

10	A.O. Smith Corporation Executive Incentive Compensation Award Agreement

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2016 and 2015, (ii) the Condensed Consolidated Statement of Comprehensive Earnings for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2016, and December 31, 2015 (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015 (v) the Notes to Condensed Consolidated Financial Statements