Form 10-Q
period 2016-06-30
SMITH A O CORP
filed 2016-08-08
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016.

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

Class A Common Stock Outstanding as of August 2, 2016 — 13,112,042 shares

Common Stock Outstanding as of August 2, 2016 — 74,134,191 shares

Index

A. O. Smith Corporation

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$667.0	$653.5	$1,303.9	$1,272.0
Cost of products sold	383.3	391.1	757.5	780.4

Gross profit	283.7	262.4	546.4	491.6
Selling, general and administrative expenses	160.0	159.4	319.4	306.6
Interest expense	1.9	2.5	3.6	4.4
Other income	(2.3)	(2.7)	(4.3)	(5.4)

	124.1	103.2	227.7	186.0
Provision for income taxes	37.0	32.1	67.1	56.5

Net Earnings	$87.1	$71.1	$160.6	$129.5

Net Earnings Per Share of Common Stock	$1.00	$0.80	$1.83	$1.45

Diluted Net Earnings Per Share of Common Stock	$0.98	$0.79	$1.81	$1.44

Dividends Per Share of Common Stock	$0.24	$0.19	$0.48	$0.38

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(dollars in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net earnings	$87.1	$71.1	$160.6	$129.5
Other comprehensive (loss) earnings
Foreign currency translation adjustments	(17.1)	(0.9)	(8.5)	(10.2)
Unrealized net gains (losses) on cash flow derivative instruments, less related income tax (provision) benefit of $(0.3) and $0.9 in 2016, $0.8 and $- in 2015	0.5	(1.2)	(1.5)	—
Adjustment to pension liability, less related income tax benefit (provision) of $1.7 and $0.2 in 2016 and $(2.3) and $(3.9) in 2015	(2.6)	3.7	(0.1)	6.2

Comprehensive Earnings	$67.9	$72.7	$150.5	$125.5

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions, except share data)

	(unaudited) June 30, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$287.4	$323.6
Marketable securities	379.8	321.6
Receivables	493.9	501.4
Inventories	237.8	222.9
Other current assets	50.1	45.9

Total Current Assets	1,449.0	1,415.4

Property, plant and equipment	899.5	866.8
Less accumulated depreciation	(447.8)	(424.1)

Net property, plant and equipment	451.7	442.7
Goodwill	423.4	420.9
Other intangibles	285.4	291.0
Other assets	62.7	59.2

Total Assets	$2,672.2	$2,629.2

Liabilities
Current Liabilities
Trade payables	$402.0	$424.9
Accrued payroll and benefits	68.7	81.6
Accrued liabilities	92.7	90.1
Product warranties	44.8	43.7
Debt due within one year	7.4	12.9

Total Current Liabilities	615.6	653.2

Long-term debt	274.6	236.1
Pension liabilities	131.2	134.2
Other liabilities	170.1	163.4

Total Liabilities	1,191.5	1,186.9

Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 14,000,000 shares; issued 13,177,492 and 13,186,698	65.9	65.9
Common Stock, $1 par value: authorized 120,000,000 shares; issued 82,176,304 and 82,167,098	82.2	82.2
Capital in excess of par value	622.6	617.4
Retained earnings	1,469.1	1,350.7
Accumulated other comprehensive loss	(323.5)	(313.4)
Treasury stock at cost	(435.6)	(360.5)

Total Stockholders’ Equity	1,480.7	1,442.3

Total Liabilities and Stockholders’ Equity	$2,672.2	$2,629.2

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net earnings	$160.6	$129.5
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	32.1	31.6
Pension income	(3.1)	—
Stock based compensation expense	6.9	6.8
Loss on disposal of assets	—	0.2
Net changes in operating assets and liabilities:
Current assets and liabilities	(44.8)	(94.3)
Noncurrent assets and liabilities	4.1	(12.0)

Cash Provided by Operating Activities - continuing operations	155.8	61.8
Cash Used in Operating Activities - discontinued operations	(0.7)	(0.6)

Cash Provided by Operating Activities	155.1	61.2

Investing Activities
Capital expenditures	(37.7)	(31.0)
Investments in marketable securities	(310.1)	(237.7)
Net proceeds from sale of marketable securities	244.2	156.1

Cash Used in Investing Activities	(103.6)	(112.6)

Financing Activities
Term debt (repaid) incurred	(10.5)	64.4
Long-term debt incurred (repaid)	42.6	(7.2)
Common stock repurchases	(82.2)	(47.3)
Net proceeds from stock option activity	4.6	4.2
Dividends paid	(42.2)	(34.0)

Cash Used in Financing Activities	(87.7)	(19.9)

Net decrease in cash and cash equivalents	(36.2)	(71.3)
Cash and cash equivalents - beginning of period	323.6	319.4

Cash and Cash Equivalents - End of Period	$287.4	$248.1

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 17, 2016.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) amended Accounting Standard Codification (ASC) 718, Compensation - Stock Compensation (issued under Accounting Standards Update (ASU) 2016-09). This amendment simplified several aspects of the accounting for share-based payment transactions. The amendment required adoption for periods beginning January 1, 2017 and permitted early adoption. The Company adopted this amendment effective January 1, 2016.

The amendment required the benefits or deficiencies of tax deductions in excess of or less than the recognized compensation cost to be recorded as income tax benefit or expense in the income statement in the period in which they occurred. The amendment also eliminated previous guidance that required unrecognized future excess income tax benefits to be used to repurchase shares in the calculation of diluted shares which resulted in lower diluted shares outstanding than the calculation under the amendment. The Company elected to apply this guidance prospectively. As such, in the second quarter and first six months of 2016, the Company recognized $2.9 million and $5.4 million, respectively, of discrete income tax benefits associated with excess tax benefits on settled stock based compensation awards and the Company’s diluted shares outstanding for the three and six months ended June 30, 2016 increased as compared to the way it was calculated under previous guidance.

The amendment also required that cash paid by an employer to a taxing authority when shares are directly withheld for employee income tax withholding purposes be classified as financing activities in the statements of cash flows. As required, the Company applied this guidance retrospectively in the presentation of the consolidated statements of cash flows for the periods beginning January 1, 2015 and, as a result, reclassified $3 million of cash paid from operating activities to cash paid from financing activities for the six months ended June 30, 2015.

1.	Basis of Presentation (continued)

In February 2016, the FASB amended ASC 842, Leases (issued under ASU 2016-02). This amendment requires the recognition of lease assets and lease liabilities on the balance sheet for most leasing arrangements currently classified as operating leases. This amendment is effective for periods beginning January 1, 2019 and early adoption is permitted. The Company is in the process of determining whether the adoption of ASU 2016-02 will have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.

In November 2015, the FASB amended ASC 740, Income Taxes (issued under ASU 2015-17). This amendment required that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The amendment was effective for periods beginning January 1, 2016 and allowed for either prospective adoption or retrospective adoption. The Company adopted ASU 2015-17 retrospectively and, as a result, has classified all deferred tax assets and liabilities as non-current on the Company’s consolidated balance sheets for all periods presented. Current deferred taxes of $40.5 million as of December 31, 2015 were reclassified to non-current deferred taxes on the Company’s consolidated balance sheet.

In July 2015, the FASB amended ASC 330, Inventory (issued under ASU 2015-11, “Simplifying the Measurement of Inventory.”) This amendment requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU 2015-11 will be effective prospectively for the Company beginning January 1, 2017. The Company does not expect the adoption of ASU 2015-11 to have a significant impact on its consolidated balance sheets, statements of earnings or statements of cash flows.

In May 2014, the FASB issued ASC 606-10, Revenue from Contracts with Customers (issued under ASU 2014-09). ASC 606-10 will replace all existing revenue recognition guidance when effective. In July 2015, the FASB approved a one year deferral of the effective date to periods beginning January 1, 2018, with early application permitted as of January 1, 2017. Either full retrospective adoption or modified retrospective adoption is allowed under ASC 606-10. The Company is in the process of determining whether the adoption of ASC 606-10 will have an impact on its consolidated balance sheets, statements of earnings or statements of cash flows.

2.	Inventories

The following table presents the components of the Company’s inventory balances:

(dollars in millions)	June 30, 2016	December 31, 2015
Finished products	$101.3	$85.7
Work in process	12.2	13.4
Raw materials	134.0	139.6

Inventories, at FIFO cost	247.5	238.7
LIFO reserve	(9.7)	(15.8)

Net inventory	$237.8	$222.9

3.	Product Warranties

The Company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. The following table presents the Company’s warranty liability activity.

	Three Months Ended June 30,
(dollars in millions)	2016	2015
Balance at April 1,	$140.6	$137.2
Expense	16.0	15.3
Claims settled	(15.1)	(14.2)

Balance at June 30,	$141.5	$138.3

	Six Months Ended June 30,
(dollars in millions)	2016	2015
Balance at January 1,	$139.4	$136.2
Expense	32.3	32.5
Claims settled	(30.2)	(30.4)

Balance at June 30,	$141.5	$138.3

4.	Long-Term Debt

The Company has a $400 million multi-currency revolving credit agreement with eight banks, which expires on December 12, 2017. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied.

Borrowings under bank credit lines and commercial paper borrowings are supported by the $400 million revolving credit agreement. As a result of the long-term nature of this facility, the Company’s commercial paper and credit line borrowings are classified as long-term debt at June 30, 2016.

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

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Denominator for basic earnings per share – weighted average shares	87,480,860	89,139,114	87,663,931	89,286,984
Effect of dilutive stock options and share units	1,018,500	686,041	1,038,392	708,193

Denominator for diluted earnings per share	88,499,360	89,825,155	88,702,323	89,995,177

6.	Stock Based Compensation

The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the “Plan”) effective January 1, 2007. The Plan was reapproved by stockholders on April 16, 2012. The Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options or share units at June 30, 2016 was 1,644,845. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.

Total stock based compensation expense recognized in the three months ended June 30, 2016 and 2015 was $1.8 million and $1.1 million, respectively. Total stock based compensation expense recognized in the six months ended June 30, 2016 and 2015 was $6.9 million and $6.8 million, respectively.

Stock Options

The stock options granted in the six months ended June 30, 2016 and 2015 have three year pro rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2016 and 2015 expire ten years after date of grant. The Company’s stock options are expensed ratably over the three-year vesting period; however, included in the stock option expense for the three and six months ended June 30, 2016 and 2015 was expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Stock based compensation expense attributable to stock options in the three months ended June 30, 2016 and 2015 was $0.9 million and $0.5 million, respectively. Stock based compensation expense attributable to stock options in the six months ended June 30, 2016 and 2015 was $3.4 million and $3.1 million, respectively.

6.	Stock Based Compensation (continued)

Changes in option awards, all of which relate to Common Stock, were as follows for the six months ended June 30, 2016:

	Weighted-Avg. Per Share Exercise Price	Number of Options	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2016	$36.05	1,326,779
Granted	63.06	266,885
Exercised	27.04	(231,602)
Forfeited	56.38	(1,533)

Outstanding at June 30, 2016	42.86	1,360,529	7 years	$61.6

Exercisable at June 30, 2016	$32.40	834,556	6 years	$46.5

The weighted-average fair value per option at the date of grant during the six months ended June 30, 2016 and 2015 using the Black-Scholes option-pricing model was $15.78 and $17.17, respectively. Assumptions were as follows:

	Six Months Ended June 30,
	2016	2015
Expected life (years)	5.8	5.9
Risk-free interest rate	1.7%	2.0%
Dividend yield	1.3%	1.0%
Expected volatility	27.8%	29.3%

The expected life of options for purposes of this model is based on historical exercise behavior. The risk-free interest rate for purposes of this model is based on the U.S. Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected dividend yield for purposes of this model is based on the dividends paid on Common Stock in the preceding four quarters divided by the grant date market value of the Company’s Common Stock. The expected volatility for purposes of this model is based on the historical volatility of the Company’s Common Stock.

Stock Appreciations Rights (SAR)

Certain non-U.S.-based employees have been granted SARs. Each SAR award grants the employee the right to receive cash equal to the excess of the share price of the Common Stock on the date that a participant exercises such right over the grant date price of the stock. SARs granted have three year pro rata vesting from the date of grant. SARs were issued at exercise prices equal to the fair value of Common Stock on the date of grant and expire ten years from the date of grant. Compensation expense for SARs is initially measured based on the fair value on the date of grant using the Black-Scholes option-pricing model, using assumptions similar to stock option awards. SARs are subsequently remeasured at each reporting period based on a revised Black-Scholes value. No SARs were granted in 2016. As of June 30, 2016, there were 12,470 SARs outstanding and 4,163 were exercisable. In the six months ended June 30, 2016, 215 SARs were exercised and 430 SARs were forfeited. In the first six months of 2015, the Company granted 13,115 cash-settled SARs.

6.	Stock Based Compensation (continued)

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the Plan. The Company granted 77,740 and 76,035 share units under the Plan in the six months ended June 30, 2016 and 2015, respectively. The share units were valued at $4.9 million and $4.7 million at the dates of issuance in 2016 and 2015, respectively, based on the prices of the Common Stock at the dates of grant. The share units are recognized as compensation expense ratably over the three-year vesting period; however, included in share unit expense in the three and six months ended June 30, 2016 and 2015 was expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period. Stock based compensation expense attributable to share units of $0.9 million and $0.6 million was recognized in the three months ended June 30, 2016 and 2015, respectively. Stock based compensation expense attributable to share units of $3.5 million and $3.7 million was recognized in the six months ended June 30, 2016 and 2015, respectively. Certain non-U.S.-based employees receive the cash value of vested shares at the vesting date in lieu of shares.

A summary of share unit activity under the Plan for the six months ended June 30, 2016:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2016	329,262	$44.30
Granted	77,740	63.47
Vested	(132,953)	34.71
Forfeited	(1,030)	59.17

Issued and unvested at June 30, 2016	273,019	$54.59

7.	Pensions

The following table presents the components of the Company’s net pension expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Service cost	$0.4	$0.5	$0.9	$1.0
Interest cost	7.7	9.4	15.3	18.8
Expected return on plan assets	(13.8)	(14.5)	(27.6)	(28.8)
Amortization of unrecognized loss	4.5	4.8	8.8	9.5
Amortization of prior service cost	(0.2)	(0.2)	(0.5)	(0.5)

Defined benefit plan income	$(1.4)	$—	$(3.1)	$—

The Company did not make a contribution to its U.S. pension plan in 2015. The Company is not required to make a contribution in 2016 but does plan to make a voluntary $30 million contribution in the second half of 2016.

8.	Operations by Segment

The Company is comprised of two reporting segments: North America and Rest of World. The Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential and commercial gas, gas tankless and electric water heaters. Both segments primarily manufacture and market in their respective regions of the world. The North America segment also manufactures and globally markets specialty commercial water heating equipment, condensing and non-condensing boilers and water system tanks. Primarily for Asia, the Rest of World segment also manufactures and markets water treatment products. The Company also markets in-home air purification products in China. The following table presents the Company’s results of operations by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Net sales
North America	$432.8	$442.7	$856.7	$871.9
Rest of World	239.8	221.3	457.3	417.2
Inter-segment sales	(5.6)	(10.5)	(10.1)	(17.1)

	$667.0	$653.5	$1,303.9	$1,272.0

Operating earnings
North America	$104.2	$86.0	$196.1	$157.2
Rest of World	33.0	30.9	59.8	57.1

	137.2	116.9	255.9	214.3

Corporate expense	(11.2)	(11.2)	(24.6)	(23.9)
Interest expense	(1.9)	(2.5)	(3.6)	(4.4)

Earnings before income taxes	124.1	103.2	227.7	186.0
Provision for income taxes	37.0	32.1	67.1	56.5

Net earnings	$87.1	$71.1	$160.6	$129.5

9.	Fair Value Measurements

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

The following table presents assets measured at fair value on a recurring basis:

(dollars in millions)
Fair Value Measurement Using	June 30, 2016	December 31, 2015
Quoted prices in active markets for identical assets (Level 1)	$379.6	$323.9
Significant other observable inputs (Level 2)	(0.1)	(0.3)

Total assets measured at fair value	$379.5	$323.6

There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis during the six months ended June 30, 2016.

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

The majority of the amounts in accumulated other comprehensive loss for cash flow hedges is expected to be reclassified into earnings within one year.

The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts.

	June 30,
(dollars in millions)	2016		2015
	Buy	Sell	Buy	Sell
British pound	$—	$0.5	$—	$0.5
Canadian dollar	—	62.7	—	66.7
Euro	12.9	0.9	18.4	0.5
Mexican peso	13.2	—	13.6	—

Total	$26.1	$64.1	$32.0	$67.7

Commodity Futures Contracts

In addition to entering into supply arrangements in the normal course of business, the Company also entered into futures contracts to fix the cost of certain raw material purchases, principally copper and steel, with the objective of minimizing changes in cost due to market price fluctuations. The Company’s hedging strategy for achieving this objective is to purchase commodities futures contracts on the open market of the London Metals Exchange (LME) or over the counter contracts based on the LME for copper. The Company purchased steel futures contracts on the New York Metals Exchange (NYMEX).

With NYMEX, the Company is required to make cash deposits on unrealized losses on steel derivative contracts.

10.	Derivative Instruments (continued)

The after-tax gains and losses on the effective portion of the copper and steel hedge contracts as of June 30, 2016 were recorded in accumulated other comprehensive loss and will be reclassified into cost of products sold in the periods in which the underlying transactions are recorded in earnings. The effective portion of the contracts will be reclassified within one year. Contractual amounts of the Company’s commodities futures contracts were immaterial as of June 30, 2016.

The following tables present the impact of derivative contracts on the Company’s financial statements.

Fair value of derivatives designated as hedging instruments under ASC 815:

(dollars in millions)	Balance Sheet Location	June 30, 2016	December 31, 2015
Foreign currency contracts	Other current assets	$0.7	$3.6
	Accrued liabilities	(2.5)	(1.3)
Commodities contracts	Other current assets	1.5	—
	Accrued liabilities	(0.1)	(0.3)

Total derivatives designated as hedging instruments		$(0.4)	$2.0

The effect of derivatives designated as hedging instruments on the statement of earnings is as follows:

Three Months Ended June 30 (dollars in millions):
Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into earnings (effective portion)		Location of gain (loss) recognized in earnings on derivative (ineffective portion)	Amount of gain (loss) recognized in earnings on a derivative (ineffective portion)
	2016	2015		2016	2015		2016	2015
Foreign currency contracts	$(1.1)	$(0.8)	Cost of products sold	$(1.0)	$1.2	N/A	$—	$—
Commodities contracts	0.8	(0.1)	Cost of products sold	—	—	Cost of products sold	—	0.1

	$(0.3)	$(0.9)		$(1.0)	$1.2		$—	$0.1

10.	Derivative Instruments (continued)

Six Months Ended June 30 (dollars in millions):
Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into earnings (effective portion)		Location of gain (loss) recognized in earnings on derivative (ineffective portion)	Amount of gain (loss) recognized in earnings on a derivative (ineffective portion)
	2016	2015		2016	2015		2016	2015
Foreign currency contracts	$(4.8)	$2.7	Cost of products sold	$(0.7)	$2.7	N/A	$—	$—
Commodities contracts	1.7	(0.3)	Cost of products sold	—	(0.1)	Cost of products sold	—	—

	$(3.1)	$2.4		$(0.7)	$2.6		$—	$—

11.	Income Taxes

The effective income tax rates for the three and six months ended June 30, 2016 were 29.8 percent and 29.5 percent, respectively. The Company estimates that its annual effective income tax rate for the full year of 2016 will be approximately 30 percent. The effective income tax rates for the three and six months ended June 30, 2015 were 31.1 percent and 30.4 percent, respectively. The full year effective income tax rate in 2015 was 29.7 percent. The lower effective income tax rates in the second quarter and first six months of 2016 compared to the prior year periods were primarily due to the early adoption of a new accounting standard for share based compensation beginning January 1, 2016.

As of June 30, 2016, the Company had $2.6 million of unrecognized tax benefits of which $0.5 million would affect its effective income tax rate if recognized. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of tax expense.

The Company’s U.S. federal income tax returns for 2014 and 2015 are subject to audit. The Company is subject to state and local audits for tax years 2000-2015. The Company is also subject to non-U.S. income tax examinations for years 2007-2015.

12.	Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component are as follows:

	Three Months Ended June 30,
(dollars in millions)	2016	2015
Cumulative foreign currency translation
Balance at beginning of period	$(30.8)	$(6.0)
Other comprehensive loss before reclassifications	(17.1)	(0.9)

Balance at end of period	(47.9)	(6.9)

Unrealized net gain (loss) on cash flow derivatives
Balance at beginning of period	(0.8)	2.1
Other comprehensive loss before reclassifications	(0.1)	(0.5)
Realized (gains) losses on derivatives reclassified to cost of products sold (net of tax (benefit) provision of $(0.4) and $0.5 in 2016 and 2015, respectively)	0.6	(0.7)

Balance at end of period	(0.3)	0.9

Pension liability
Balance at beginning of period	(272.7)	(273.7)
Other comprehensive (loss) income before reclassifications	(5.2)	0.6
Amounts reclassified from accumulated other comprehensive loss: (1)	2.6	3.1

Balance at end of period	(275.3)	(270.0)

Accumulated other comprehensive loss, end of period	$(323.5)	$(276.0)

(1)	Amortization of pension items:

Actuarial losses	$4.5	(2)	$5.3	(2)
Prior year service cost	(0.2	)(2)	(0.2	)(2)

	4.3		5.1
Income tax benefit	(1.7)		(2.0)

Reclassification net of income tax benefit	$2.6		$3.1

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 7 - Pensions for additional details

12.	Changes in Accumulated Other Comprehensive Loss by Component (continued)

Changes to accumulated other comprehensive loss by component are as follows:

	Six Months Ended June 30,
(dollars in millions)	2016	2015
Cumulative foreign currency translation
Balance at beginning of period	$(39.4)	$3.3
Other comprehensive loss before reclassifications	(8.5)	(10.2)

Balance at end of period	(47.9)	(6.9)

Unrealized net gain on cash flow derivatives
Balance at beginning of period	1.2	0.9
Other comprehensive (loss) income before reclassifications	(1.9)	1.6
Realized losses (gains) on derivatives reclassified to cost of products sold (net of tax (benefit) provision of $(0.3) and $1.0 in 2016 and 2015, respectively)	0.4	(1.6)

Balance at end of period	(0.3)	0.9

Pension liability
Balance at beginning of period	(275.2)	(276.2)
Other comprehensive (loss) income before reclassifications	(5.2)	0.7
Amounts reclassified from accumulated other comprehensive loss: (1)	5.1	5.5

Balance at end of period	(275.3)	(270.0)

Accumulated other comprehensive loss, end of period	$(323.5)	$(276.0)

(1)	Amortization of pension items:

Actuarial losses	$8.8	(2)	$9.5	(2)
Prior year service cost	(0.5	)(2)	(0.5	)(2)

	8.3		9.0
Income tax benefit	(3.2)		(3.5)

Reclassification net of income tax benefit	$5.1		$5.5

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 7 - Pensions for additional details

13.	Subsequent Event

On August 8, 2016, the Company purchased 100 percent of the stock of the parent company of Aquasana, a water filtration company based in Austin, Texas, for $87 million.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Company is comprised of two reporting segments: North America and Rest of World. Our Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential and commercial gas, gas tankless and electric water heaters. Both segments primarily manufacture and market in their respective region of the world. Our North America segment also manufactures and globally markets specialty commercial water heating equipment, condensing and non-condensing boilers and water systems tanks. Primarily for Asia, our Rest of World segment also manufactures and markets water treatment products. We also market in-home air purifier products in China.

Sales in our North America segment declined approximately two percent in the second quarter of 2016 driven primarily by lower volumes of U.S. residential water heaters, which more than offset impacts of higher prices in the U.S. and Canada on residential and commercial water heaters and higher volumes of commercial water heaters and boilers. We experienced higher volumes of U.S. residential water heaters in the first six months of 2015 which we believe resulted from a pre-buy associated with announced price increases that became effective in April 2015. The National Appliance Energy Conservation Act of 1987 update (NAECA III) increased energy efficiency standards for the majority of our U.S. residential water heaters. Our new compliant products are more expensive to manufacture and, as a result, we increased prices approximately 20 percent in April 2015 for U.S. customers on NAECA III compliant products. We expect the residential water heater industry’s unit shipments to be essentially flat in 2016 compared to 2015. We continue to see strength in U.S. commercial water heater volumes, and we expect the industry’s 2016 unit shipments will be approximately 20 percent higher than last year. Driven by what we believe is a continued transition in the boiler industry from non-condensing boilers to condensing boilers as well as new product introductions, we expect sales of Lochinvar-branded products to grow approximately six percent in 2016. This is below our earlier sales growth forecast of ten percent for Lochinvar-branded products primarily due to lower than expected residential water heater volumes.

Sales in our Rest of World segment grew approximately eight percent in the second quarter of 2016, as a result of ten percent sales growth in China. Sales in our Rest of World segment grew approximately ten percent in first half of 2016. China sales in local currency grew approximately 16 percent in both the second quarter and first half of 2016 compared to the same periods last year. We expect full year 2016 sales in China to grow at a rate of approximately 15 percent in local currency driven by expected continued overall water heater market growth, market share gains, improved product mix and water treatment product growth at a rate significantly higher than 15 percent.

We have successfully completed three enterprise resource planning (ERP) implementation milestones since 2014. We expect to complete the conversion of nearly all of our North American plant sites to our new ERP system by the end of 2016. We project expenses related to our ERP implementation to be approximately $25 million in 2016 compared with $16 million of expenses in 2015 due to a larger number of scheduled implementation events in 2016.

RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST SIX MONTHS OF 2016 COMPARED TO 2015

Sales for the second quarter of 2016 were $667.0 million or approximately two percent higher than sales of $653.5 million in the second quarter of 2015. Sales in the first six months of 2016 increased to $1,303.9 million from $1,272.0 million in the same period last year. Excluding the impact of the stronger U.S. dollar against the Chinese and Canadian currencies, sales increased approximately four percent in the second quarter and first six months of 2016 compared to the prior year periods. China sales grew approximately 16 percent in local currency in the second quarter and first six months of 2016 compared to prior periods due to higher sales of water heaters and water treatment products.

Gross profit margin in the second quarter of 2016 of 42.5 percent was higher than the gross profit margin of 40.2 percent in the second quarter of 2015. Gross profit margin in the first six months of 2016 increased to 41.9 percent from 38.6 percent in the first six months of 2015. Margins in the second quarter and first six months of 2016 benefitted from higher prices in the U.S. and Canada as well as significantly lower material costs. Margins in the second quarter of 2016 also benefitted from higher volumes of U.S. commercial water heater and boilers.

Selling, general and administrative (SG&A) expenses in the second quarter and first six months of 2016 increased by $0.6 million and $12.8 million, respectively, as compared to the prior year periods. Higher selling, advertising and engineering costs in China were partially offset by lower incremental ERP implementation expenses and other expenses in the second quarter of 2016. The increase in SG&A expenses in the first six months of 2016 was primarily due to higher selling, advertising and engineering expenses to support increased volumes in China.

Interest expense in the second quarter of 2016 was $1.9 million compared to $2.5 million in the same period last year. Interest expense in the first six months of 2016 was $3.6 million compared to $4.4 million in the same period last year. The decrease in interest expense in the second quarter and first six months of 2016 compared to prior year periods was primarily due to the elimination of a temporary short-term debt facility that was in place in China in the second quarter of 2015.

Other income was $2.3 million in the second quarter of 2016, down from $2.7 million in the same period last year. Other income in the first six months of 2016 was $4.3 million, down from $5.4 million in the first six months of 2015. The decrease in other income in the second quarter and first six months of 2016 was primarily due to decreased interest income as compared to the same periods last year.

Our pension costs and credits are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. We consider current market conditions including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 7.5 percent in 2016, compared to 7.75 percent in 2015. The discount rate used to determine net periodic pension costs increased to 4.41 percent in 2016 from 4.05 percent in 2015. We recognized pension income in the first six months of 2016 of $3.1 million compared to minimal pension expense in the first six months of 2015. As of December 31, 2015, we changed the method we used to estimate the service cost and interest components of net periodic benefit cost for our pension plan and post-retirement benefit plan. The change resulted in an approximate $3.6 million decrease in the service and interest expenses in the six months ended June 30, 2016. Our pension income/expense is reflected in cost of products sold and SG&A expense.

Our effective income tax rates for the second quarter and first six months of 2016 were 29.8 percent and 29.5 percent, respectively. Our effective income tax rates for the second quarter and first six months of 2015 were 31.1 percent and 30.4 percent, respectively. The lower effective income tax rates in the second quarter and first six months of 2016 compared to the same periods last year were primarily due to our early adoption of a new accounting standard for share-based compensation.

North America

Sales in the North America segment were $432.8 million in the second quarter of 2016 or $9.9 million lower than sales of $442.7 million in the second quarter of 2015. Sales for the first six months of 2016 were $856.7 million or $15.2 million lower than sales of $871.9 million in the same period last year. The decreased sales in the second quarter and first six months of 2016 compared to prior year periods were primarily due to lower volumes of residential water heater sales in the U.S. that more than offset impacts of higher prices in the U.S. and Canada for residential and commercial water heaters, as well as higher sales of boilers. The second quarter of 2016 also benefitted from higher sales of commercial water heaters.

North America operating earnings were $104.2 million in the second quarter of 2016 or approximately 21 percent higher than operating earnings of $86.0 million in the same period of 2015. Operating earnings in the first six months of 2016 were $196.1 million or approximately 25 percent higher than operating earnings of $157.2 million in the first six months of 2015. Operating margin of 24.1 percent in the second quarter of 2016 was higher than 19.4 percent in the same period last year. Operating margin of 22.9 percent in the first six months of 2016 was higher than 18.0 percent in the same period in 2015. The higher operating earnings and operating margins in both periods of 2016 compared to 2015 were primarily due to higher prices in the U.S. and Canada and significantly lower material costs that more than offset impacts of lower residential water heater volumes in the U.S. In the second quarter of 2016, the positive impacts of higher volumes of U.S. commercial water heaters essentially offset lower U.S. residential water heater volumes. The second quarter of 2016 also benefitted from lower ERP implementation expenses as compared to the same period last year. We expect full year operating margin to be between 21.5 and 22.0 percent in 2016. Included in this guidance is an anticipated negative impact on margins due to an over $250 per ton increase in steel prices that has occurred since January 1, 2016. Steel prices will have a progressively negative impact on operating margins in the second half of 2016 and will be partially offset by announced price increases of five to eight percent effective August 1, 2016. Additionally, we expect ERP implementation expenses to be approximately $5 million higher in the second half of 2016 compared to the first six months of 2016.

Rest of World

Sales in the Rest of World segment were $239.8 million in the second quarter of 2016 or $18.5 million higher than sales of $221.3 million in the second quarter of 2015. Sales in the first six months of 2016 were $457.3 million or $40.1 million higher than sales of $417.2 million in the first six months of 2015. China sales grew approximately 16 percent in local currency in both the second quarter and first six months of 2016 due to higher sales of water heaters and water treatment products.

Rest of World operating earnings were $33.0 million in the second quarter of 2016 or approximately seven percent higher than operating earnings of $30.9 million in the second quarter of 2015. Operating earnings in the first six months of 2016 were $59.8 million, approximately five percent higher than operating earnings of $57.1 million in the first six months of 2015. China currency translation negatively impacted operating earnings by $2 million and $3.5 million in the second quarter and first six months of 2016, respectively. The higher operating earnings in the second quarter and first six months of 2016 compared to the same periods in 2015 were primarily due to higher sales in China that were partially offset by increased SG&A expenses in China and larger losses in India. Higher SG&A expenses in the 2016 periods were primarily due to higher selling expenses in China to support expansion in tier two and tier three cities and our e-commerce platform as well as higher engineering expenses. The second quarter of 2016 was also impacted by higher advertising expenses incurred to promote our water treatment and air purification products in China. Second quarter of 2016 operating margin of 13.8 percent was slightly lower than our operating margin of 14.0 percent in the same period last year. Operating margin of 13.1 percent in the first six months of 2016 was lower than our operating margin of 13.7 percent in the same period last year. Operating margins in both the second quarter and first six months of 2016 were lower than the same periods last year primarily due to the factors mentioned above. We expect our full year operating margin to be approximately 13 percent in 2016.

Outlook

We expect our sales to grow between eight and 8.5 percent in local currency and between six and 6.5 percent in U.S. dollars in 2016. We expect sales of Lochinvar-branded products to grow approximately six percent in 2016, with increases of approximately ten percent in the second half of 2016 compared to the prior year period. We anticipate our China sales will increase approximately 15 percent in local currency in 2016. With solid performance in the first six months of the year, we increased the midpoint of our guidance for 2016. We believe we will achieve full-year earnings of between $3.58 and $3.64 per share, which excludes the potential impact from future acquisitions.

Liquidity & Capital Resources

Working capital of $833.4 million at June 30, 2016 was $71.2 million higher than at December 31, 2015 primarily due to higher cash and marketable securities balances located outside of the U.S., higher global inventory balances and lower accounts payable balances in China, as well as timing of volume incentive payments in the U.S. Timing of annual employee incentive payments also contributed to lower current liability balances compared with December 31, 2015. As of June 30, 2016, essentially all of the $667.2 million of cash, cash equivalents and marketable securities was held by our foreign subsidiaries. We would incur a cost to repatriate these funds to the U.S. and have accrued $44.4 million for the repatriation of a portion of these funds.

Cash provided by operating activities in the first six months of 2016 increased to $155.1 million compared with $61.2 million of cash provided by operations during the same period last year. Higher earnings and lower outlays for working capital in 2016 explain the majority of the increase. For the full year 2016, we expect total cash provided by operating activities to be approximately $340 million.

Capital expenditures totaled $37.7 million in the first six months of 2016, compared with $31.0 million spent in the year ago period. We project 2016 capital expenditures will be between $105 million and $115 million, including approximately $10 million to support our ERP system implementation and approximately $27 million related to capacity expansion to support growth in China and in the U.S. We expect full year depreciation and amortization will be approximately $70 million.

In December 2012, we completed a $400 million multi-currency credit facility with a group of eight banks which expires in December 2017. The facility has an accordion provision which allows it to be increased up to $500 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of June 30, 2016.

The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt. At June 30, 2016, we had available borrowing capacity of $210.5 million under this facility. We believe the combination of available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

In January 2015, we issued $75 million of fixed rate term notes to an insurance company. Principal payments commence in 2020 and the notes mature in 2030. The notes have an interest rate of 3.52 percent. We used proceeds of the notes to pay down borrowings under our revolving credit facility.

Our total debt increased $33.0 million from $249.0 million at December 31, 2015 to $282.0 million at June 30, 2016. Our leverage, as measured by the ratio of total debt to total capitalization, was 16.0 percent at June 30, 2016, compared with 14.7 percent at December 31, 2015.

Our pension plan continues to meet all funding requirements under Employee Retirement Income Security Act regulations. We are not required to make a contribution to the plan in 2016. However, primarily as a result of our expected continued strong cash flow generation and escalating Pension Benefit Guaranty Corporation insurance premiums, we intend to make a $30 million voluntary contribution to the plan in 2016.

In 2015, our Board of Directors approved adding 2,000,000 shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, our Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. During the first six months of 2016, we repurchased 1,082,198 shares of our stock at a total cost of $82.2 million. A total of 1,507,558 shares remained of the existing repurchase authority at June 30, 2016. Depending on factors such as stock price, working capital requirements and alternative investment opportunities, we anticipate spending approximately $175 million on stock repurchases in 2016.

On July 11, 2016, our Board of Directors declared a regular cash dividend of $0.24 per share on our Common Stock and Class A common stock. The dividend is payable on August 15, 2016 to shareholders of record on July 29, 2016.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S. which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2015. We believe that as of June 30, 2016 there has been no material change to this information.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of June 30, 2016 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward Looking Statements

This filing contains statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: a further slowdown in the growth rate of the Chinese economy; potential weakening in the high efficiency boiler segment in the U.S.; significant volatility in raw material prices; our inability to implement and maintain pricing actions; potential weakening in the U.S. residential or commercial construction or instability in our replacement markets; uncertain costs, savings and timeframes associated with our implementation of our new enterprise resource planning system; foreign currency fluctuations; our ability to execute its acquisition strategy; competitive pressures on our businesses; and adverse general economic conditions and capital market deterioration.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2015, our Board of Directors authorized the purchase of an additional 2,000,000 shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In the second quarter of 2016, we repurchased 644,900 shares at an average price of $80.19 per share and at a total cost of $51.7 million. As of June 30, 2016, there were 1,507,558 shares remaining on the existing repurchase authority.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 1 – April 30, 2016	160,000	$77.89	160,000	1,992,458
May 1 – May 31, 2016	270,500	78.86	270,500	1,721,958
June 1 – June 30, 2016	214,400	83.58	214,400	1,507,558

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Refer to the Exhibit Index on page 28 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

August 8, 2016	/s/ Daniel L. Kempken
Daniel L. Kempken
Vice President and Controller

August 8, 2016	/s/ John J. Kita
John J. Kita
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Summary of Directors Compensation

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2016 and 2015, (ii) the Condensed Consolidated Statements of Comprehensive Earnings for the three and six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2016, and December 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (v) the Notes to Condensed Consolidated Financial Statements