Form 10-K
period 2016-12-31
SMITH A O CORP
filed 2017-02-17
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-475

A. O. Smith Corporation

(Exact name of registrant as specified in its charter)

Delaware	39-0619790
(State of Incorporation)	(I.R.S. Employer Identification No.)

11270 West Park Place, Milwaukee, Wisconsin	53224-9508
(Address of Principal Executive Office)	(Zip Code)

(414) 359-4000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Shares of Stock Outstanding February 13, 2017	Name of Each Exchange on Which Registered
Class A Common Stock (par value $5.00 per share)	26,180,295	Not listed

Common Stock (par value $1.00 per share)	147,065,441	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)     ☐  Yes    ☒  No

The aggregate market value of voting stock held by non-affiliates of the registrant was $47,734,692 for Class A Common Stock and $6,369,599,814 for Common Stock as of June 30, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference in Part III).

A. O. Smith Corporation

Index to Form 10-K

Year Ended December 31, 2016

PART 1

ITEM 1 - BUSINESS

Our company is comprised of two reporting segments: North America and Rest of World. Our Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential and commercial gas, gas tankless and electric water heaters, as well as water treatment products. Both segments primarily manufacture and market in their respective regions of the world. Our North America segment also manufactures and globally markets specialty commercial water heating equipment, condensing and non-condensing boilers and water systems tanks. We also manufacture and market in-home air purification products in China.

The following table summarizes our sales. This summary and all other information presented in this section should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, which appear in Item 8 in this document.

	Years Ended December 31 (dollars in millions)
	2016	2015	2014	2013	2012
North America	$1,743.2	$1,703.0	$1,621.7	$1,520.0	$1,430.8
Rest of World	965.6	866.1	768.3	668.0	542.5
Inter-segment	(22.9)	(32.6)	(34.0)	(34.2)	(34.0)

Total Sales	$2,685.9	$2,536.5	$2,356.0	$2,153.8	$1,939.3

NORTH AMERICA

Sales in our North America segment increased 2.4 percent, or $40.2 million, in 2016 compared with the prior year. The sales increase in 2016 was the result of price increases in the U.S. for residential and commercial water heaters and higher volumes of commercial water heaters and boilers in the U.S. Lower volumes of U.S. residential water heaters partially offset these favorable factors. Our acquisition of Aquasana, Inc. (Aquasana) a water treatment company, in August 2016, added approximately $18 million of sales in 2016 compared with 2015.

We serve residential and commercial end markets in North America with a broad range of products including:

Water heaters. Our residential and commercial water heaters come in sizes ranging from 2.5 gallon (point-of-use) models to 12,000 gallon products with varying efficiency ranges. We offer electric, natural gas, gas tankless and liquid propane models as well as solar tank units. Our North American residential water heater sales in 2016 totaled approximately $1.1 billion or 62 percent of North America sales. Typical applications for our water heaters include residences, restaurants, hotels and motels, office buildings, laundries, car washes and small businesses.

Boilers. Our residential and commercial boilers range in size from 40,000 British Thermal Units (BTUs) to 6.0 million BTUs. Our commercial boilers are primarily used in space heating applications for hospitals, schools, hotels and other large commercial buildings.

Other. In our North America segment, we also assemble and market water treatment products, primarily for the U.S. We also manufacture expansion tanks, commercial solar water heating systems, swimming pool and spa heaters, related products and parts.

A significant portion of our North America sales is derived from the replacement of existing products.

We are the largest manufacturer and marketer of water heaters in North America with a leading share in both the residential and commercial markets. In the commercial market, we believe our comprehensive product line including boilers and our high-efficiency products give us a competitive advantage in this portion of the water heating industry. Our wholesale distribution channel includes more than 1,200 independent wholesale plumbing distributors serving residential and commercial end markets. We also sell our residential water heaters through the retail and maintenance, repair and operations (MRO) channels. In the retail channel, our customers include five of the seven largest national hardware and home center chains, including a long-standing exclusive relationship with Lowe’s. Our commercial boiler distribution channel is primarily comprised of manufacturer representative firms. Our water treatment products are primarily sold directly to consumers through e-commerce.

Our Lochinvar brand is one of the leading residential and commercial boiler brands in the U.S. Approximately 40 percent of Lochinvar-branded sales consist of residential and commercial water heaters while the remaining 60 percent of Lochinvar-branded sales consist primarily of boilers and related parts.

Our Aquasana brand is one of the leading brands in the direct to consumer portion of the water treatment industry in the U.S.

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

We sell our water heating products in highly competitive markets. We compete in each of our targeted market segments based on product design, reliability, quality of products and services, advanced technologies, product performance, maintenance costs and price. Our principal water heating and boiler competitors in North America include Rheem, Bradford White, Rinnai, Aerco and Navien. Numerous other manufacturing companies also compete. Our principal water treatment competitors in the U.S. are Brita, Culligan and Ecowater.

REST OF WORLD

Sales in our Rest of World segment increased 11.5 percent, or $99.5 million, in 2016 compared with the prior year. A 12.5 percent increase in sales in China to $887.9 million was the primary source of the increase. Excluding the appreciation of the U.S. dollar in 2016, sales in China increased 18.9 percent in 2016.

We have operated in China for more than 20 years. In that time, we have been aggressively expanding our presence while building A. O. Smith brand recognition in the residential and commercial markets. The Chinese water heater market is predominantly comprised of electric wall-hung, gas tankless and solar water heaters. We believe we are one of the leading suppliers of water heaters to the residential market in China, with a broad product offering including electric, gas, gas tankless, heat pump and solar units as well as combi boilers. Primarily for Asia, we also manufacture and market water treatment products and air purification products.

We sell water heaters in more than 9,000 retail outlets in China, of which over 2,500 exclusively sell our products. Our water treatment products and air purification products are sold in over 6,500 and 2,500 retail outlets in China, respectively. Our e-commerce sales continue to grow in China reaching nearly $200 million in 2016.

In 2008, we established a sales office in India and began importing products specifically designed for India. We began manufacturing water heaters in India in 2010 and water treatment products in 2015. Our total sales in India were $18.2 million in 2016 compared with $15.9 million in 2015.

Our primary competitor in China is Haier Appliances, a Chinese company, but we also compete with Midea in the electric water heater and water treatment markets and Rinnai and Noritz in the gas tankless water heater market. Additionally, we compete with numerous other Chinese private and state-owned water heater and water treatment companies in China. Our principal competitors in the China air purification market are Phillips, Panasonic and Sharp. In India, we compete with Bajaj and MTS-Racold in the water heater market and Eureka Forbes, Kent and Hindustan Unilever in the water treatment market.

In addition, we sell water heaters in the European and Middle Eastern markets and water treatment products in Turkey and Vietnam, all of which combined comprised six percent of total Rest of World sales in 2016.

RAW MATERIALS

Raw materials for our manufacturing operations, primarily consisting of steel, are generally available in adequate quantities. A portion of our customers are contractually obligated to accept price changes based on fluctuations in steel prices. There has been volatility in steel costs over the last several years.

RESEARCH AND DEVELOPMENT

To improve our competitiveness by generating new products and processes, we conduct research and development at our Corporate Technology Center in Milwaukee, Wisconsin, at our Global Engineering Center in Nanjing, China, and at our operating locations. Our total expenditures for research and development in 2016, 2015 and 2014 were $80.1 million, $73.7 million and $67.9 million, respectively.

PATENTS AND TRADEMARKS

We own and use in our businesses various trademarks, trade names, patents, trade secrets and licenses. We do not believe that our business as a whole is materially dependent upon any such trademark, trade name, patent, trade secret or license. However, our trade name is important with respect to our products, particularly in China, India and the U.S.

EMPLOYEES

We employed approximately 15,500 employees as of December 31, 2016, primarily non-union.

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

•	The effects of a global economic downturn could have a material adverse effect on our business

The global economy continues to show signs of stress and could stall or reverse the course of any recovery. If this were to occur it could adversely affect consumer confidence and spending patterns which could result in decreased demand for the products we sell, a delay in purchases, increased price competition, or slower adoption of energy efficient water heaters and boilers, or high quality water filter products which could negatively impact our profitability and cash flows. In addition, a deterioration in current economic conditions, including credit market conditions, could negatively impact our vendors and customers, which could result in an increase in bad debt expense, customer and vendor bankruptcies, interruption or delay in supply of materials, or increased material prices, which could negatively impact our ability to distribute, market and sell our products and our financial condition, results of operations and cash flows.

•	We increasingly sell our products and operate outside the U.S., and to some extent, rely on imports and exports, which may present additional risks to our business

Approximately 40 percent of our net sales in 2016 were attributable to products sold outside of the U.S., primarily in China and Canada and to a lesser extent in Europe and India. We also have operations and business relationships outside the U.S. that comprise a portion of our manufacturing, supply, and distribution. Approximately 9,700 of our 15,500 employees as of December 31, 2016 were located in China. At December 31, 2016, approximately $752 million of cash, cash equivalents and marketable securities were held by our foreign subsidiaries, $558 million of which was located in China. International operations generally are subject to various risks, including: political, religious, and economic instability; local labor market conditions; the imposition of tariffs or other trade restrictions, or changes to trade agreements; the impact of foreign government regulations, actions or policies; the effects of income taxes; governmental expropriation; the imposition or increases in withholding and other taxes on remittances and other payments by foreign subsidiaries; labor relations problems; the imposition of environmental or employment laws, or other restrictions or actions by foreign governments; and differences in business practices. Unfavorable changes in the political, regulatory, or trade climate, diplomatic relations, or government policies, particularly in relation to countries where we have a presence, including Canada, China and Mexico could have a material adverse effect on our financial condition, results of operations and cash flows or our ability to repatriate funds to the U.S.

•	A portion of our business could be affected by a slowdown in the transition of the Chinese economy to a consumer driven economy

Our sales growth in China has averaged approximately 18 percent per year in local currency over the past three years, and we anticipate sales growth of approximately 15 percent in local currency in 2017. We are expanding our manufacturing capacity for water treatment and air purification products in China to meet local demand. If there is a slowdown in the transition to a more consumer driven economy or the rate of urbanization was to stall, it could adversely affect our financial condition, results of operations and cash flows.

•	A material loss, cancellation, reduction, or delay in purchases by one or more of our largest customers could harm our business

Net sales to our five largest customers represented approximately 37 percent of our sales in 2016. We expect that our customer concentration will continue for the foreseeable future. Our concentration of sales to a relatively small number of customers makes our relationship with each of these customers important to our business. We cannot assure that we will be able to retain our largest customers. Some of our customers may shift their purchases to our competitors in the future. The loss of one or more of our largest customers, any material reduction or delay in sales to these customers, or our inability to successfully develop relationships with additional customers could have a material adverse effect on our financial position, results of operations and cash flows.

•	A portion of our business could be adversely affected by a decline in North American new residential and commercial construction or a decline in replacement related volume

The recovery in residential and commercial construction activity in North America remains fragile and construction could decline again after showing modest improvements in 2016. We believe that the majority of the markets we serve are for replacement of existing products and replacement related volume growth was strong in 2013 and 2014 before declining in 2015 and 2016. Changes in replacement volume and in the construction market could negatively affect us.

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

We have significant operations outside of the U.S., primarily in China and Canada and to a lesser extent Europe and India, and therefore, hold assets, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. The financial statements of our foreign subsidiaries are translated into U.S. dollars in our consolidated financial statements. As a result, we are subject to risks associated with operating in foreign countries, including fluctuations in currency exchange rates and interest rates, or hyperinflation in some foreign countries. Furthermore, typically our products are priced in foreign countries in local currencies. As a result, an increase in the value of the U.S. dollar relative to the local currencies of our foreign markets has had and would continue to have a negative effect on our profitability. In addition to currency translation risks, we incur a currency transaction risk whenever one of our subsidiaries enters into either a purchase or sale transaction using a currency different from the operating subsidiaries’ functional currency. The majority of our foreign currency transaction risk results from sales of our products in Canada which are manufactured in the U.S. These risks may hurt our reported sales and profits in the future or negatively impact revenues and earnings translated from foreign currencies into U.S. dollars.

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

Our products expose us to potential product liability risks that are inherent in the design, manufacture, sale and use of our products. While we currently maintain what we believe to be suitable product liability insurance, we cannot be certain that we will be able to maintain this insurance on acceptable terms, that this insurance will provide adequate protection against potential liabilities or that our insurance providers will be able to ultimately pay all insured losses. In addition, we self-insure a portion of product liability claims. A series of successful claims against us could materially and adversely affect our reputation and our financial condition, results of operations and cash flows.

•	Impact of potential U.S. tax reform

As of December 31, 2016, approximately $752 million of cash, cash equivalents and marketable securities were held by our foreign subsidiaries. We would incur a cost to repatriate these funds to the U.S. and have recorded a liability of approximately $42 million associated with the repatriation of a portion of those funds. Additionally, depending on tax proposals currently contemplated in the U.S. we could incur one-time income tax expenses associated with repatriation and the remeasurement of deferred income taxes.

•	Retention of key personnel is important to our business

Attracting and retaining talented employees is important to the continued success of our business. Failure to retain key personnel, particularly on the leadership team, could have a material effect on our business and our ability to execute our business strategies in a timely and effective manner.

•	Sales growth of our Lochinvar-branded products could stall resulting in lower than expected revenues and earnings

The compound annual growth rate of sales of our Lochinvar-branded products has been approximately eight percent per year since our acquisition of Lochinvar in 2011, largely due to the transition in the boiler industry in the U.S. from lower efficiency, non-condensing boilers to higher efficiency, higher priced, condensing boilers, as well as new product introductions. In 2003, approximately five percent of the boilers sold in the U.S. were condensing boilers, and by 2015, the percentage had grown to approximately 43 percent. Our Lochinvar brand is a leader in residential and commercial condensing boilers. We expect the transition to condensing boilers to continue, but if the transition to higher efficiency, higher priced, condensing boilers stalls as a result of lower energy costs, a U.S. recession occurs, or our competitors’ technologies surpass our technology, our growth rate could be lower than expected.

•	An inability to adequately maintain our information systems and their security, as well as to protect data and other confidential information, could adversely affect our business and reputation

In the ordinary course of business, we utilize information systems for day-to-day operations, to collect and store sensitive data and information, including our proprietary and regulated business information and personally identifiable information of our customers, suppliers, employees and business partners, as well as personally identifiable information about our employees. Our information systems, like those of other companies, are susceptible to outages due to system failures, failures on the part of third-party information system providers, natural disasters, power loss, telecommunications failures, viruses, or breaches of security. We continue to take steps to maintain and improve data security and address these risks and uncertainties by implementing and improving internal controls, security technologies, network and data center resiliency and recovery processes. However, any operations failure or breach of security from increasingly sophisticated cyber threats could lead to disruptions of our business activities, the loss or disclosure of both our and our customers’ financial, product and other confidential information and could result in regulatory actions and have a material adverse effect on our financial condition, results of operations and cash flows and our reputation.

•	Potential acquisitions could use a significant portion of our capital and we may not successfully integrate future acquisitions or operate them profitably or achieve strategic objectives

While we will continue to evaluate potential acquisitions, we could use a significant portion of our available capital to fund future acquisitions. If we complete any future acquisitions, then we may not be able to successfully integrate the acquired businesses or operate them profitably or accomplish our strategic objectives for those acquisitions. If we complete any future acquisitions in new geographies, our unfamiliarity with local regulations and market customs may impact our ability to operate them profitably or achieve our strategic objectives for those acquisitions. Our level of indebtedness may increase in the future if we finance acquisitions with debt, which would cause us to incur additional interest expense and could increase our vulnerability to general adverse economic and industry conditions and limit our ability to service our debt or obtain additional financing. The impact of future acquisitions may have a material adverse effect on our financial condition, results of operations and cash flows.

•	Our underfunded pension plans require future pension contributions which could limit our flexibility in managing our company

Due to the significant negative investment returns in 2008, flat returns in 2015 and falling interest rates in recent years, the projected benefit obligations of our defined benefit pension plans exceeded the fair value of the plan assets by approximately $109 million at December 31, 2016. U.S. employees hired after January 1, 2010 have not participated in our defined benefit plan, and benefit accruals for the majority of current salaried and hourly employees ended on December 31, 2014. We are forecasting that we will not be required to make a contribution to the plan in 2017, and we do not plan to make any voluntary contributions. However, we cannot provide any assurance that contributions will not be required in the future. Among the key assumptions inherent in our actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If interest rates and actual rates of return on invested plan assets were to decrease significantly, our pension plan obligations could increase materially. The size of future required pension contributions could result in us dedicating a substantial portion of our cash flows from operations to making the contributions which could negatively impact our flexibility in managing the company.

•	We have significant goodwill and indefinite-lived intangible assets and an impairment of our goodwill or indefinite-lived intangible assets could cause a decline in our net worth

Our total assets include significant goodwill and indefinite-lived intangible assets. Our goodwill results from our acquisitions, representing the excess of the purchase prices we paid over the fair value of the net tangible and intangible assets we acquired. We assess whether there have been impairments in the value of our goodwill or indefinite-lived intangible assets during the fourth quarter of each calendar year or sooner if triggering events warrant. If future operating performance at our businesses does not meet expectations, we may be required to reflect non-cash charges to operating results for goodwill or indefinite-lived intangible asset impairments. The recognition of an impairment of a significant portion of goodwill or indefinite-lived intangible assets would negatively affect our results of operations and total capitalization, the effect of which could be material. A significant reduction in our stockholders’ equity due to an impairment of goodwill or indefinite-lived intangible assets may affect our ability to maintain the debt-to-capital ratio required under our existing debt arrangements. We have identified the valuation of goodwill and indefinite-lived intangible assets as a critical accounting policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies—Goodwill and Indefinite-lived Intangible Assets” included in Item 7 of this Annual Report on Form 10-K.

•	Certain members of the founding family of our company and trusts for their benefit have the ability to influence all matters requiring stockholder approval

We have two classes of common equity: our Common Stock and our Class A Common Stock. The holders of Common Stock currently are entitled, as a class, to elect only one-third of our board of directors. The holders of Class A Common Stock are entitled, as a class, to elect the remaining directors. Certain members of the founding family of our company and trusts for their benefit (Smith Family) have entered into a voting trust agreement with respect to shares of our Class A Common Stock and shares of our Common Stock they own. As of December 31, 2016, these members of the Smith Family own approximately 62.0 percent of the total voting power of our outstanding shares of Class A Common Stock and Common Stock, taken together as a single class, and approximately 95.9 percent of the voting power of the outstanding shares of our Class A Common Stock, as a separate class. Due to the differences in the voting rights between shares of our Common Stock and shares of our Class A Common Stock, the Smith Family is in a position to control to a large extent the outcome of matters requiring a stockholder vote, including the adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. This ownership position may increase if other members of the Smith Family enter into the voting trust agreement, and the voting power relating to this ownership position may increase if shares of our Class A Common Stock held by stockholders who are not parties to the voting trust agreement are converted into shares of our Common Stock. The voting trust agreement provides that, in the event one of the parties to the voting trust agreement wants to withdraw from the trust or transfer any of its shares of our Class A Common Stock, such shares of our Class A Common Stock are automatically exchanged for shares of our Common Stock held by the trust to the extent available in the trust. In addition, the trust will have the right to purchase the shares of our Class A Common Stock and our Common Stock proposed to be withdrawn or transferred from the trust. As a result, the Smith Family members that are parties to the voting trust agreement have the ability to maintain their collective voting rights in our company even if certain members of the Smith Family decide to transfer their shares.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Properties utilized by us at December 31, 2016 were as follows:

North America

In this segment we have 15 manufacturing plants located in six states and two non-U.S. countries, of which 11 are owned directly by us or our subsidiaries and four are leased from outside parties. The terms of leases in effect at December 31, 2016 expire between 2017 and 2025.

Rest of World

In this segment we have six manufacturing plants located in four non-U.S. countries, of which three are owned directly by us or our subsidiaries and three are leased from outside parties. Initial lease terms generally provide for minimum terms of one to six years and have one or more renewal options. The terms of leases in effect at December 31, 2016 expire between 2017 and 2020.

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

ITEM 3 - LEGAL PROCEEDINGS

We are involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of our business involving product liability, property damage, insurance coverage, exposure to asbestos and other substances, patents and environmental matters, including the disposal of hazardous waste. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, we believe, based on past experience, adequate reserves and insurance availability, that these unresolved legal actions will not have a material effect on our financial position or results of operations. A more detailed discussion of certain of these matters appears in Note 13 of Notes to Consolidated Financial Statements.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction of G(3) of Form 10-K, the following is a list of the executive officers which is included as an unnumbered Item in Part I of this report in lieu of being included in our Proxy Statement for our 2016 Annual Meeting of Stockholders.

Name (Age)	Positions Held	Period Position Was Held

Wilfridus M. Brouwer (58)	Senior Vice President – Asia Corporate Development	2015 to Present

	Senior Vice President	2013 to 2014

	President – A. O. Smith Holdings (Barbados) SRL	2013 to Present

	Senior Vice President – Asia	2009 to 2012

	President and General Manager – A. O. Smith (China) Investment Co., Ltd.	2009 to 2012

Paul R. Dana (54)	Senior Vice President – Global Manufacturing	2016 to Present

	Vice President – Global Manufacturing	2015

	President – APCOM, a division of State Industries, Inc., a subsidiary of the Company	2011 to Present

	Vice President – Product Engineering	2006 to 2010

	Plant Manager – Productos de Agua, S. de R.L. de C.V.	1998 to 2005

Wei Ding (54)	Senior Vice President	2013 to Present

	President – A. O. Smith (China) Investment Co., Ltd.; General Manager – A. O. Smith (China) Water Heater Co., Ltd. and A. O. Smith (Nanjing) Water Treatment Products Co. Ltd.	2013 to Present

	President and General Manager – A. O. Smith (China) Water Heater Co., Ltd.	2013

	Senior Vice President – A. O. Smith Water Products Company	2011 to 2012

	Vice President – China – A. O. Smith Water Products Company	2006 to 2011

	General Manager – A. O. Smith (China) Water Heater Co., Ltd.	1999 to 2012

Robert J. Heideman (50)	Senior Vice President – Chief Technology Officer	2013 to Present

	Senior Vice President – Engineering & Technology	2011 to 2012

	Senior Vice President – Corporate Technology	2010 to 2011

	Vice President – Corporate Technology	2007 to 2010

	Director – Materials	2005 to 2007

	Section Manager	2002 to 2005

John J. Kita (61)	Executive Vice President and Chief Financial Officer	2011 to Present

	Senior Vice President, Corporate Finance and Controller	2006 to 2011

	Vice President, Treasurer and Controller	1996 to 2006

	Treasurer and Controller	1995 to 1996

	Assistant Treasurer	1988 to 1994

Name (Age)	Positions Held	Period Position Was Held

Charles T. Lauber (54)	Senior Vice President, Strategy and Corporate Development	2013 to Present

	Senior Vice President – Chief Financial Officer – A. O. Smith Water Products Company	2006 to 2012

	Vice President – Global Finance – A. O. Smith Electrical Products Company	2004 to 2006

	Vice President and Controller – A. O. Smith Electrical Products Company	2001 to 2004

	Director of Audit and Tax	1999 to 2001

Peter R. Martineau (62)	Senior Vice President – Chief Information Officer	2016 to Present

	Vice President – Business Transformation	2013 to 2015

	Vice President – Customer Satisfaction	2010 to 2012

Mark A. Petrarca (53)	Senior Vice President – Human Resources and Public Affairs	2006 to Present

	Vice President – Human Resources and Public Affairs	2005 to 2006

	Vice President – Human Resources – A. O. Smith Water Products Company	1999 to 2004

Ajita G. Rajendra (65)	Chairman, President and Chief Executive Officer	2014 to Present

	President and Chief Executive Officer	2013 to 2014

	President and Chief Operating Officer	2011 to 2012

	Executive Vice President	2006 to 2011

	President – A. O. Smith Water Products Company	2005 to 2011

	Senior Vice President	2005 to 2007

James F. Stern (54)	Executive Vice President, General Counsel and Secretary	2007 to Present

	Partner – Foley & Lardner LLP	1997 to 2007

William L. Vallett Jr. (57)	Senior Vice President	2013 to Present

	Chief Executive Officer – Lochinvar, LLC	2012 to Present

	Chief Executive Officer – Lochinvar Corporation	1992 to 2012

Kevin J. Wheeler (57)	Senior Vice President	2013 to Present

	President and General Manager – North America, India and Europe Water Heating	2013 to Present

	Senior Vice President and General Manager – North America, India and Europe – A. O. Smith Water Products Company	2011 to 2012

	Senior Vice President and General Manager – U.S. Retail – A. O. Smith Water Products Company	2007 to 2011

	Vice President – International – A. O. Smith Water Products Company	2004 to 2007

	Managing Director – A. O. Smith Water Products Company B.V.	1999 to 2004

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

(a)	Market Information. Our Common Stock is listed on the New York Stock Exchange under the symbol AOS. Our Class A Common Stock is not listed. Wells Fargo Shareowner Services, N.A., P.O. Box 64854, St. Paul, Minnesota, 55164-0854 serves as the registrar, stock transfer agent and the dividend reinvestment agent for our Common Stock and Class A Common Stock.

Quarterly Common Stock Price Range

2016	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$38.71	$44.06	$49.70	$51.49
Low	30.15	37.61	42.88	43.66

2015	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$32.99	$37.20	$38.72	$40.58
Low	26.75	31.76	25.05	32.12

(b)	Holders. As of January 31, 2017, the approximate number of stockholders of record of Common Stock and Class A Common Stock were 640 and 180, respectively.

(c)	Dividends. Dividends declared on the common stock are shown in Note 15 of Notes to Consolidated Financial Statements appearing elsewhere herein.

(d)	Stock Repurchases. In 2015, our Board of Directors authorized the purchase of an additional 4,000,000 shares of our Common Stock. In 2016, our Board of Directors authorized the purchase of an additional 3,000,000 shares of our Common Stock. Under the share repurchase program, our Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchase will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In 2016, we repurchased 3,273,109 shares at an average price of $41.30 per share and at a total cost of $135.2 million. As of December 31, 2016, there were 4,906,403 shares remaining on the existing repurchase authorization.

The following table sets forth the number of shares of common stock we repurchased during the fourth quarter of 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 1 – October 31, 2016	236,150	$49.15	236,150	5,396,408
November 1 – November 30, 2016	249,008	46.37	249,008	5,147,400
December 1 – December 31, 2016	240,997	49.24	240,997	4,906,403

(e)	Performance Graph. The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The graph below shows a five-year comparison of the cumulative shareholder return on our Common Stock with the cumulative total return of the Standard & Poor’s (S&P) Mid Cap 400 Index and the Russell 1000 Index, both of which are published indices.

Comparison of Five-Year Cumulative Total Return

From December 31, 2011 to December 31, 2016

Assumes $100 Invested with Reinvestment of Dividends

	Base Period	Indexed Returns
Company/Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
A. O. Smith Corporation	100.0	159.5	275.8	292.0	401.0	501.4
S&P Mid Cap 400 Index	100.0	117.9	157.4	172.8	169.0	204.1
Russell 1000 Index	100.0	116.4	155.0	175.4	177.0	198.4

ITEM 6 - SELECTED FINANCIAL DATA

(dollars in millions, except per share amounts)
	Years ended December 31
	2016(1)	2015	2014	2013(2)	2012(3)
Net sales	$2,685.9	$2,536.5	$2,356.0	$2,153.8	$1,939.3

Earnings (loss)
Continuing operations	326.5	282.9	207.8	169.7	162.6
Discontinued operations	—	—	—	—	(3.9)

Net earnings	$326.5	$282.9	$207.8	$169.7	$158.7

Basic earnings (loss) per share of common stock(1,2)
Continuing operations	$1.87	$1.59	$1.15	$0.92	$0.88
Discontinued operations	—	—	—	—	(0.02)

Net earnings	$1.87	$1.59	$1.15	$0.92	$0.86

Diluted earnings (loss) per share of common stock(1,2)
Continuing operations	$1.85	$1.58	$1.14	$0.91	$0.87
Discontinued operations	—	—	—	—	(0.02)

Net earnings	$1.85	$1.58	$1.14	$0.91	$0.85

Cash dividends per common share(1,2)	$0.48	$0.38	$0.30	$0.23	$0.18

	December 31
	2016	2015	2014	2013	2012
Total assets	$2,891.0	$2,629.2	$2,498.1	$2,351.5	$2,245.6
Long-term debt(4)	316.4	236.1	210.1	177.7	225.1
Total stockholders’ equity	1,515.3	1,442.3	1,381.3	1,328.7	1,194.1

(1)	In September 2016, we declared a 100 percent stock dividend to holders of Common Stock and Class A Common Stock which is not included in cash dividends. Basic and diluted earnings per share are calculated using the weighted average shares outstanding which were restated for all periods presented to reflect the stock dividend.
(2)	In April 2013, we declared a 100 percent stock dividend to holders of Common Stock and Class A Common Stock which is not included in cash dividends. Basic and diluted earnings per share are calculated using the weighted average shares outstanding which were restated for all periods presented to reflect the stock dividend.
(3)	In August 2011, we sold our Electrical Products business (EPC). Due to the sale, EPC is reflected as a discontinued operation.
(4)	Excludes the current portion of long-term debt.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our company is comprised of two reporting segments: North America and Rest of World. Our Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential and commercial gas, gas tankless and electric water heaters, as well as water treatment products. Both segments primarily manufacture and market in their respective regions of the world. Our North America segment also manufactures and globally markets specialty commercial water heating equipment, condensing and non-condensing boilers and water systems tanks. Our Rest of World segment also manufactures and markets in-home air purification products in China.

In 2016, our North America segment sales were $1,743.2 million and our Rest of World segment sales were $965.6 million. Sales of our products in China grew significantly in 2016, increasing 12.5 percent over 2015. Excluding the impact from the strengthening U.S. dollar, sales in China increased 18.9 percent in 2016. We expect sales in 2017 in China to grow at a rate of approximately 15 percent in local currency, as we believe overall water heater market growth, geographic expansion, market share gains, and growth in water treatment and air purification products will contribute to our growth. Price increases for residential and commercial water heaters and higher volumes of commercial water heaters and boilers contributed to 2016 sales increases in our North America segment. Partially offsetting these factors was a decline in residential water heater volumes in the U.S. We expect our North America residential and commercial water heater industry unit to show modest growth in 2017. Lochinvar-branded products contributed $300.6 million to our net sales in 2016, and we expect over eight percent sales growth of Lochinvar-branded products in 2017, driven by the continuing U.S. industry transition to higher efficiency products and our introduction of new products. Approximately 40 percent of Lochinvar-branded product sales consist of residential and commercial water heaters while the remaining 60 percent of Lochinvar-branded product sales consist primarily of boilers and related parts.

Our stated acquisition strategy includes a number of our water-related strategic initiatives. We will look to continue to grow our core residential and commercial water heating, boiler and water treatment businesses throughout the world. We will also continue to look for opportunities to add to our existing operations in the high growth regions demonstrated by our introduction of air purification products in China and water treatment products in India and Vietnam in 2015.

Consistent with our stated strategy to expand our core product offering, we acquired Aquasana, Inc. (Aquasana) in August 2016. Aquasana designs, assembles and markets premium performance water treatment products, including whole-house treatment systems, drinking water solutions for at home and on-the-go, and shower filters. Aquasana sells products primarily directly to U.S. consumers through e-commerce, as well as through retail outlets and distributors. With a three year compound annual revenue growth rate of 17 percent as of December 31, 2016, Aqausana fits squarely within our stated strategy to expand our core product offerings to new geographies that present growth opportunities.

RESULTS OF OPERATIONS

Our sales in 2016 were a record $2,685.9 million surpassing 2015 sales of $2,536.5 million by 5.9 percent. Excluding the impact from the appreciation of the U.S. dollar against the Chinese currency that occurred in 2016, our sales grew approximately eight percent in 2016. The increase in sales in 2016 was primarily due to higher sales in China of water heaters, residential air purification products, as well as 35 percent sales growth of A. O. Smith-branded water treatment products. Sales in China grew 12.5 percent in 2016, and excluding the impact of the appreciation of the U.S. dollar, sales in China increased 18.9 percent in 2016. Our sales in 2016 also benefitted from price increases in the U.S., higher volumes of U.S. boilers and commercial water heaters as well as $18.4 million of sales of Aquasana-branded water treatment products resulting from our acquisition of Aquasana in August 2016. These items more than offset lower volumes of U.S. residential water heaters. Our sales in 2015 were higher than 2014 sales of $2,356.0 million by 7.7 percent. The increase in sales in 2015 was attributable to higher prices in North America, higher sales of Lochinvar-branded products and commercial water heaters in the U.S. as well as strong demand for our water heating and water treatment products in China. Sales of water heaters and water treatment products in China grew 13.7 percent in 2015 compared to 2014. Sales of water heaters and water treatment products in China grew 16.1 percent in 2015 compared to 2014, excluding impact of the appreciation of the U.S. dollar in 2015.

Our gross profit margin in 2016 increased to 41.7 percent from 39.8 percent in 2015. The higher margin in 2016 was due to price increases in the U.S., lower material costs in the first half of 2016 and higher sales of boilers and commercial water heaters in the U.S. Our gross profit margin in 2015 increased from 36.5 percent in 2014 primarily due to price increases in the U.S. and Canada, higher U.S. sales of commercial water heaters and boilers, lower steel costs and a reduction in pension-related costs.

Selling, general and administrative (SG&A) expenses were $48.2 million higher in 2016 than in 2015. The increase in SG&A expenses in 2016 to $658.9 million was primarily due to higher selling costs supporting our sales efforts in tier 2 and tier 3 cities in China as well as higher advertising costs to support brand building in China. SG&A expenses were $38.6 million higher in 2015 than in 2014 primarily due to higher selling and engineering costs supporting increased volumes in China as well as higher costs associated with the 2015 launch of air purification products in China which more than offset lower pension costs in the U.S.

Pension income in 2016 was $6.9 million compared to pension expense of $0.1 million in 2015 and $28.6 million in 2014. As of December 31, 2015, we changed to a more precise method to estimate the service cost and interest components of net periodic benefit cost for our pension and post-retirement plan. The change is the primary reason for the $7.1 million decrease in service and interest costs in 2016 compared to 2015. The significant decrease in pension expense in 2015 compared to 2014 was due to the sunset of our pension plan for the majority of our employees on December 31, 2014. In 2015, we began making additional Company contributions to a defined contribution plan in lieu of benefits earned in our pension plan.

Interest expense was $7.3 million in 2016 compared to $7.4 million in 2015 and $5.7 million in 2014. The higher interest expense in 2015 compared to 2014 was primarily related to interest rates on term notes in the amount of $75 million issued in January 2015 that were higher than the interest rate on the revolving credit facility that it replaced as well as higher overall debt levels related to share repurchases.

Other income was $9.4 million in 2016 compared to $10.8 million in 2015 and $5.2 million in 2014. The decrease in other income in 2016 compared to 2015 was primarily due to a decrease in interest income caused by lower interest rates in China in 2016. The increase in other income in 2015 compared to 2014 was primarily due to higher interest income resulting from a higher level of marketable securities during the year.

Our effective tax rate was 29.4 percent in 2016, compared with 29.7 percent in 2015 and 27.5 percent in 2014. Our lower effective tax rate in 2016 compared to 2015 was primarily due to our adoption of a new accounting standard for share-based compensation that was partially offset by a change in geographic earnings mix. The higher effective tax rate in 2015 compared to 2014 was primarily due to a change in geographic earnings mix.

North America

Sales in our North America segment sales were $1,743.2 million in 2016 or $40.2 million higher than sales of $1,703.0 million in 2015. The sales increase in 2016 resulted from a full year of U.S. price increases for residential water heaters related to a regulatory change in April 2015, and an August 2016 price increase in the U.S. related to higher steel prices and other cost inflation. Sales in 2016 also benefitted from higher volumes of boilers and commercial water heaters in the U.S. as well as the addition of $18.4 million of sales of water treatment products resulting from our Aquasana acquisition. Lower volumes of U.S. residential water heaters partially offset these benefits. Sales in 2015 were $81.3 million higher than sales of $1,621.7 million in 2014. The sales increase in 2015 resulted from a price increase for residential water heaters in the U.S. due to a regulatory change in April 2015 and higher volumes of commercial water heaters and condensing commercial boilers in the U.S., partially offset by lower residential volumes in the U.S. and a decrease in the translated value of the Canadian dollar during 2015.

North America operating earnings were $385.9 million in 2016 compared to operating earnings of $339.9 million and $238.7 million in 2015 and 2014, respectively. Operating margins were 22.1 percent, 20.0 percent and 14.7 percent in 2016, 2015 and 2014, respectively. The higher operating earnings and operating margin in 2016 compared to 2015 were primarily due to pricing actions in the U.S., lower material costs in the first half of 2016 and higher boiler and commercial water heater volumes in the U.S. that were partially offset by lower U.S. residential water heater volumes. The significantly higher operating earnings and operating margin in 2015 compared to 2014 were primarily due to higher prices in the U.S. and Canada, higher sales of Lochinvar-branded products and commercial water heaters in the U.S., lower steel costs and lower pension costs which more than offset lower residential water heater volumes in the U.S. We expect North America operating margin to be between 21.5 and 22.25 percent in 2017, despite the headwind from lower Aquasana margins of almost 50 basis points.

Rest of World

Sales in our Rest of World segment in 2016 were $965.6 million or $99.5 million higher than sales of $866.1 million in 2015. Sales in China grew 12.5 percent in 2016. Excluding the impact from the appreciation of the U.S. dollar in 2016, sales in China increased 18.9 percent in 2016 driven by higher demand for water heaters, water treatment products and residential air purification products. A. O. Smith-branded water treatment sales in China totaled $148 million in 2016 compared to $110 million in 2015. Sales of in-home air purification products were $26 million in 2016 compared to $9 million in 2015. Sales in 2015 were $97.8 million higher than sales of $768.3 million in 2014 due to higher demand for water heaters, approximately $35 million of incremental sales of water treatment products and approximately $9 million in sales of our newly launched in-home air purification products. Sales in China grew 13.7 percent in 2015. Excluding the impact from the appreciation of the U.S. dollar in 2015, sales in China increased 16.1 percent in 2015.

Rest of World operating earnings were $129.1 million in 2016 compared to operating earnings of $113.0 million and $106.7 million in 2015 and 2014, respectively. Segment operating margins were 13.4 percent in 2016 compared to 13.0 percent and 13.9 percent in 2015 and 2014, respectively. Higher operating earnings and operating margin in 2016 compared to 2015 were primarily due to higher sales in China that were partially offset by increased SG&A expenses in China. Higher selling costs in China to support our sales efforts in tier 2 and tier 3 cities and higher advertising costs to support brand building were the primary drivers of higher SG&A expenses. Operating earnings in 2016 were also negatively impacted by almost $8 million due to the appreciation of the U.S. dollar in 2016. Higher operating earnings in 2015 were primarily due to higher sales in China and lower steel costs that were partially offset by lower sales of highly profitable commercial water heaters in China, increased SG&A expenses and approximately $1.5 million of higher losses in India compared to 2014. Earnings in China were reduced by approximately $2.5 million due to the appreciation of the U.S. dollar in 2015. Higher selling and engineering costs in China as well as higher SG&A costs associated with the 2015 launch of air purification products were the primary drivers for decreased operating margins in 2015 as compared to 2014. We expect 2017 operating margin to exceed 14 percent.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $796.4 million at December 31, 2016 compared with $750.1 million and $713.8 million at December 31, 2015 and December 31, 2014, respectively. Cash generated in China and sales-related increases in accounts receivable, inventory and accounts payable levels explain the majority of the increase in 2016 and 2015. As of December 31, 2016, essentially all of our $754.6 million of cash, cash equivalents and marketable securities were held by our foreign subsidiaries. We would incur a cost to repatriate these funds to the U.S. and have an accrual of $42.3 million for the repatriation of a portion of these funds.

Cash provided by operating activities during 2016 was $446.6 million compared with $351.7 million during 2015 and $264.0 million during 2014. The increase in cash flows in 2016 was primarily due to higher earnings from operations and lower outlays for working capital. We experienced a series of favorable cash flow impacts in China in the fourth quarter of 2016, including:

•	A decline in accounts receivable balances from the prior year-end, despite higher fourth quarter sales in 2016. We received a series of unanticipated large customer payments late in the fourth quarter of 2016 and benefitted from improved terms with a few customers, all resulting in lower accounts receivable balances;

•	An increase in trade payable balances most notably due to higher inventory in advance of the spring festival occurring in China in the last week in January; and

•	Higher receipts of cash in advance of sales from distribution customers.

The improvement in cash flows in 2015 was primarily due to higher earnings from operations and lower outlays for working capital driven primarily by increases in accounts payable balances in China. We expect cash provided by operating activities in 2017 to be approximately $350 million. We expect higher earnings in 2017 to be more than offset by larger outlays for working capital due to the higher than anticipated cash flows in the fourth quarter of 2016. Over the two-year period from 2016 to 2017, we expect to generate operating cash of approximately $800 million, which compares with $616 million of operating cash flows during 2014 to 2015.

Our capital expenditures were $80.7 million in 2016, $72.7 million in 2015 and $86.1 million in 2014. We broke ground in 2016 on the construction of a new water treatment and air purification products manufacturing facility in Nanjing, China, to support the expected growth of these products in China. Included in 2016 capital expenditures were approximately $13 million related to capacity expansion in China as well as approximately $11 million related to our enterprise resource planning (ERP) system implementation. Included in 2015 capital expenditures were approximately $16 million related to our ERP implementation and approximately $19 million related to capacity expansion in China and the U.S. to support growth. Included in 2014 capital expenditures was approximately $31 million related to our ERP implementation. We project between $90 and $100 million of capital expenditures in 2017 and depreciation and amortization expense of approximately $70 million. We expect our spending on the manufacturing facility in Nanjing will be approximately $40 million in 2017.

In December 2016, we completed a $500 million multi-currency five year revolving credit facility with a group of nine banks. The facility has an accordion provision which allows it to be increased up to $700 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of December 31, 2016. The facility backs up commercial paper and credit line borrowings, and it expires on December 15, 2021. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings, as well as drawings under the facility are classified as long-term debt.

In November 2016, we issued $45 million of fixed rate term notes in two tranches to two insurance companies. Principal payments commence in 2023 and 2028 and the notes mature in 2029 and 2034, respectively. The notes carry interest rates of 2.87 and 3.10, respectively. We used proceeds of the notes to pay down borrowings under our revolving credit facility.

In January 2015, we issued $75 million of fixed rate term notes to an insurance company. Principal payments commence in 2020 and the notes mature in 2030. The notes carry an interest rate of 3.52 percent. We used proceeds of the notes to pay down borrowings under our revolving credit facility.

At December 31, 2016, we had available borrowing capacity of $310.8 million under this facility. We believe that the combination of cash, available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt increased to $323.6 million at December 31, 2016 compared with $249.0 million at December 31, 2015, as our cash flows generated in the U.S were more than offset by our share repurchase activity and our purchase of Aquasana. As a result, our leverage, as measured by the ratio of total debt to total capitalization, was 17.6 percent at the end of 2016 compared with 14.7 percent at the end of 2015.

Our U.S. pension plan continues to meet all funding requirements under ERISA regulations. We were not required to make a contribution to our pension plan in 2016 but made a voluntary $30 million contribution due to escalating Pension Benefit Guaranty Corporation insurance premiums. We forecast that we will not be required to make a contribution to the plan in 2017 and we do not plan to make any voluntary contributions in 2017. For further information on our pension plans, see Note 10 of the Notes to Consolidated Financial Statements.

During 2016, our Board of Directors authorized the purchase of an additional 3,000,000 shares of our Common Stock. In 2016, we repurchased 3,273,109 shares at an average price of $41.30 per share and a total cost of $135.2 million. A total of 4,906,403 shares remained on the existing repurchase authorization at December 31, 2016. Depending on factors such as stock price, working capital requirements and alternative investment opportunities, such as acquisitions, we expect to spend approximately $135 million on share repurchase activity in 2017 using a 10b5-1 repurchase plan. In addition, we may opportunistically repurchase an additional $65 million of our shares in 2017.

We have paid dividends for 77 consecutive years with payments increasing each of the last 25 years. We paid dividends of $0.48 per share in 2016 compared with $0.38 per share in 2015. In January 2017, we increased our dividend by 17 percent and anticipate paying dividends of $0.56 per share in 2017.

Aggregate Contractual Obligations

A summary of our contractual obligations as of December 31, 2016, is as follows:

(dollars in millions)		Payments due by period
Contractual Obligations	Total	Less Than 1 year	1 - 2 Years	3 - 5 Years	More than 5 years
Long-term debt	$323.6	$7.2	$7.2	$202.9	$106.3
Fixed rate interest	38.6	4.6	8.1	7.2	18.7
Operating leases	37.4	19.5	7.9	4.2	5.8
Purchase obligations	150.8	141.4	5.8	3.6	—
Pension and post-retirement obligations	66.0	0.9	9.5	8.6	47.0

Total	$616.4	$173.6	$38.5	$226.5	$177.8

As of December 31, 2016, our liability for uncertain income tax positions was $4.2 million. Due to the high degree of uncertainty regarding timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

We utilize blanket purchase orders to communicate expected annual requirements to many of our suppliers. Requirements under blanket purchase orders generally do not become committed until several weeks prior to our scheduled unit production. The purchase obligation amount presented above represents the value of commitments that we consider firm.

Recent Accounting Pronouncements

Refer to Recent Accounting Pronouncements in Note 1 of Notes to Consolidated Financial Statements.

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

Goodwill and Indefinite-lived Intangible Assets

In conformity with U.S. Generally Accepted Accounting Principles, goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. We perform impairment reviews for our reporting units using a fair-value method based on management’s judgments and assumptions. The fair value represents the estimated amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arm’s-length basis. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. We are subject to financial statement risk to the extent that goodwill and indefinite-lived intangible assets become impaired. Any impairment review is, by its nature, highly judgmental as estimates of future sales, earnings and cash flows are utilized to determine fair values. However, we believe that we conduct annual thorough and competent valuations of goodwill and indefinite-lived intangible assets and that there has been no impairment in goodwill or indefinite-lived assets in 2016.

Product warranty

Our products carry warranties that generally range from one to ten years and are based on terms that are generally accepted in the market. We provide for the estimated cost of product warranty at the time of sale. The product warranty provision is estimated based upon warranty loss experience using actual historical failure rates and estimated costs of product replacement. The variables used in the calculation of the provision are reviewed at least annually. At times, warranty issues may arise which are beyond the scope of our historical experience. We provide for any such warranty issues as they become known and estimable. While our warranty costs have historically been within calculated estimates, it is possible that future warranty costs could differ significantly from those estimates. The allocation of the warranty liability between current and long-term is based on the expected warranty liability to be paid in the next year as determined by historical product failure rates. At December 31, 2016, our reserve for product warranties was $140.9 million.

Product liability

Due to the nature of our products, we are subject to product liability claims in the normal course of business. We maintain insurance to reduce our risk. Most insurance coverage includes self-insured retentions that vary by year. In 2016, we maintained a self-insured retention of $7.5 million per occurrence with an aggregate insurance limit of $125.0 million.

We establish product liability reserves for our self-insured retention portion of any known outstanding matters based on the likelihood of loss and our ability to reasonably estimate such loss. There is inherent uncertainty as to the eventual resolution of unsettled matters due to the unpredictable nature of litigation. We make estimates based on available information and our best judgment after consultation with appropriate advisors and experts. We periodically revise estimates based upon changes to facts or circumstances. We also utilize an actuary to calculate reserves required for estimated incurred but not reported claims as well as to estimate the effect of adverse development of claims over time. At December 31, 2016, our reserve for product liability was $38.6 million.

Pensions

We have significant pension benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumption for the expected return on plan assets was 7.50 percent in 2016 compared to 7.75 percent in 2015. The discount rate used to determine net periodic pension costs increased to 4.40 percent in 2016 from 4.05 percent in 2015. For 2017, our expected return on plan assets is 7.50 percent and our discount rate is 4.15 percent.

In developing our expected return on plan assets, we evaluate our pension plan’s current and target asset allocation, the expected long-term rates of return of equity and bond indices and the actual historical returns of our pension plan. Our plan’s target allocation to equity managers is approximately 45 to 55 percent, with the remainder allocated primarily to bond managers, private equity managers and real estate managers. Our actual asset allocation as of December 31, 2016, was 48 percent to equity managers, 37 percent to bond managers, ten percent to real estate managers, four percent to private equity managers and one percent to others. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. Our pension plan’s historical ten-year and 25-year compounded annualized returns are 5.7 percent and 9.0 percent, respectively. We believe that with our target allocation and the expected long-term returns of equity and bond indices as well as our actual historical returns, our 7.50 percent expected return on plan assets for 2017 is reasonable.

The discount rate assumptions used to determine future pension obligations at December 31, 2016 and 2015 were based on the AonHewitt AA Only Above Median yield curve, which was designed by AonHewitt to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The AA Only Above Median yield curve represents a series of annual discount rates from bonds with AA minimum average rating as rated by Moody’s Investor Service, Standard &Poor’s and Fitch Ratings. We will continue to evaluate our actuarial assumptions at least annually, and we will adjust the assumptions as necessary.

As of December 31, 2015, we changed the method we used to estimate the service and interest components of net periodic pension benefit cost for our pension plan and post-retirement benefit plan. The change was the primary reason for the $7.1 million decrease in the service and interest components of pension costs in 2016.

As a result, we recognized pension income of $6.9 million in 2016 compared to $0.1 million of pension expense in 2015. Costs associated with our replacement retirement plan in 2016 were approximately $6 million, consistent with 2015. We made changes to our pension plan including closing the plan to new entrants effective January 1, 2010, and the sunset of our plan for the majority of our employees on December 31, 2014 which significantly decreased pension expense beginning in 2015. Lowering the expected return on plan assets by 25 basis points would increase our net pension expense for 2017 by approximately $1.9 million. Lowering the discount rate by 25 basis points would decrease our 2017 net pension expense by approximately $0.3 million.

Outlook

We expect our sales in China will continue to grow at a rate of approximately 15 percent in local currency terms in 2017 led by continued strong sales growth of water heaters, water treatment and air purification products. We project continued declines in the Chinese currency compared to the U.S. dollar resulting in a five percent, or $40 million, headwind in 2017 sales, compared with the average rate in 2016. We expect our sales in the U.S. to grow due to residential water heater industry growth, driven by new construction and expansion of replacement demand, as well as continued growth in sales of our boilers and water treatment products. We expect sales of Lochinvar-branded products to grow over eight percent. We expect sales of Aquasana-branded water treatment products will add an incremental $40 million of sales in 2017. We expect steel prices to continue to be volatile and to be significantly higher than our average cost in 2016. We expect our effective tax rate to be between 29.4 percent and 29.7 percent assuming the current U.S. tax system remains in place.

Combining all these factors, we expect sales growth of between eight and 9.5 percent in 2017 and sales growth of between 9.5 and 11 percent measured in local currency in 2017 and earnings to be in the range of $1.98 to $2.08 per share for 2017. This does not include the potential impact of future acquisitions.

OTHER MATTERS

Environmental

Our operations are governed by a number of federal, foreign, state, local and environmental laws concerning the generation and management of hazardous materials, the discharge of pollutants into the environment and remediation of sites owned by the company or third parties. We have expended financial and managerial resources complying with such laws. Expenditures related to environmental matters were not material in 2016 and we do not expect them to be material in any single year. We have reserves associated with environmental obligations at various facilities and we believe these reserves are sufficient to cover reasonably anticipated remediation costs. Although we believe that our operations are substantially in compliance with such laws and maintain procedures designed to maintain compliance, there are no assurances that substantial additional costs for compliance will not be incurred in the future. However, since the same laws govern our competitors, we should not be placed at a competitive disadvantage.

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

We enter into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. At December 31, 2016, we had net foreign currency contracts outstanding of $102.2 million. Assuming a hypothetical ten percent movement in the respective currencies, the potential foreign exchange gain or loss associated with the change in exchange rates would amount to $10.2 million. However, gains and losses from our forward contracts will be offset by gains and losses in the underlying transactions being hedged.

Our earnings exposure related to movements in interest rates is primarily derived from outstanding floating-rate debt instruments that are determined by short-term money market rates. At December 31, 2016, we had $189.2 million in outstanding floating-rate debt with a weighted-average interest rate of 1.5 percent at year end. A hypothetical ten percent annual increase or decrease in the year-end average cost of our outstanding floating-rate debt would result in a change in annual pre-tax interest expense of approximately $0.3 million.

Forward-Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: a further slowdown in the growth rate of the Chinese economy and/or a decline in the growth rate of consumer spending in China; potential weakening in the high efficiency boiler segment in the U.S.; significant volatility in raw material prices; inability of the Company to implement or maintain pricing actions; potential weakening in U.S. residential or commercial construction or instability in the Company’s replacement markets; uncertain costs, savings and timeframes associated with the Company’s new enterprises resources planning system; foreign currency fluctuations; the Company’s ability to execute its acquisition strategy; competitive pressures on the company’s businesses; the impact of potential information technology or data security breaches; changes in government regulations or regulatory requirements; and adverse developments in general economic, political and business conditions in key regions of the world. Forward-looking statements included in this filing are made only as of the date of this release, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” above.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

A. O. Smith Corporation

We have audited the accompanying consolidated balance sheets of A. O. Smith Corporation as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A. O. Smith Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), A. O. Smith Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2017 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 17, 2017

CONSOLIDATED BALANCE SHEETS

December 31 (dollars in millions)
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$330.4	$323.6
Marketable securities	424.2	321.6
Receivables	518.7	501.4
Inventories	251.1	222.9
Other current assets	37.6	33.8

Total Current Assets	1,562.0	1,403.3

Net property, plant and equipment	461.9	442.7
Goodwill	491.5	420.9
Other intangibles	308.3	291.0
Other assets	67.3	71.3

Total Assets	$2,891.0	$2,629.2

Liabilities
Current Liabilities
Trade payables	$528.6	$424.9
Accrued payroll and benefits	84.3	81.5
Accrued liabilities	101.0	90.2
Product warranties	44.5	43.7
Long-term debt due within one year	7.2	12.9

Total Current Liabilities	765.6	653.2

Long-term debt	316.4	236.1
Product warranties	96.4	95.6
Pension liabilities	109.0	134.2
Other liabilities	88.3	67.8

Total Liabilities	1,375.7	1,186.9

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred Stock	—	—
Class A Common Stock (shares issued 26,313,351 and 26,373,396)	131.6	131.8
Common Stock (shares issued 164,394,241 and 164,334,196)	164.4	164.4
Capital in excess of par value	477.6	469.3
Retained earnings	1,593.0	1,350.7
Accumulated other comprehensive loss	(363.2)	(313.4)
Treasury stock at cost	(488.1)	(360.5)

Total Stockholders’ Equity	1,515.3	1,442.3

Total Liabilities and Stockholders’ Equity	$2,891.0	$2,629.2

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF EARNINGS

Years ended December 31 (dollars in millions, except per share amounts)
	2016	2015	2014
Continuing Operations
Net sales	$2,685.9	$2,536.5	$2,356.0
Cost of products sold	1,566.6	1,526.7	1,496.7

Gross profit	1,119.3	1,009.8	859.3
Selling, general and administrative expenses	658.9	610.7	572.1
Interest expense	7.3	7.4	5.7
Other income - net	(9.4)	(10.8)	(5.2)

Earnings before provision for income taxes	462.5	402.5	286.7
Provision for income taxes	136.0	119.6	78.9

Net Earnings	$326.5	$282.9	$207.8

Net Earnings Per Share of Common Stock	$1.87	$1.59	$1.15

Diluted Net Earnings Per Share of Common Stock	$1.85	$1.58	$1.14

CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

Years ended December 31 (dollars in millions)
	2016	2015	2014
Net Earnings	$326.5	$282.9	$207.8
Other comprehensive (loss) earnings
Foreign currency translation adjustments	(39.8)	(42.7)	(16.6)
Unrealized net (loss) gain on cash flow derivative instruments, less related income tax benefit (provision) of $0.6 in 2016, $(0.2) in 2015 and $0.1 in 2014	(1.0)	0.3	(0.1)
Change in pension liability less related income tax benefit (provision) of $5.7 in 2016, $(0.5) in 2015 and $(1.0) in 2014	(9.0)	1.0	3.8

Comprehensive Earnings	$276.7	$241.5	$194.9

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended December 31 (dollars in millions)
	2016	2015	2014
Operating Activities
Net earnings	$326.5	$282.9	$207.8
Adjustments to reconcile earnings from continuing operations to cash provided by (used in) operating activities:
Depreciation and amortization	65.1	63.0	59.8
Pension (income) expense	(6.9)	0.1	28.6
Stock based compensation expense	9.4	8.8	10.8
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	68.8	16.8	(37.6)
Noncurrent assets and liabilities	(15.1)	(18.7)	(3.6)

Cash Provided by Operating Activities – continuing operations	447.8	352.9	265.8
Cash Used in Operating Activities – discontinued operations	(1.2)	(1.2)	(1.8)

Cash Provided by Operating Activities	446.6	351.7	264.0

Investing Activities
Acquisitions of businesses	(90.8)	—	—
Investments in marketable securities	(563.8)	(428.8)	(321.9)
Proceeds from sales of marketable securities	435.1	315.4	202.0
Capital expenditures	(80.7)	(72.7)	(86.1)

Cash Used in Investing Activities	(300.2)	(186.1)	(206.0)

Financing Activities
Long-term term debt incurred (repaid)	31.8	61.7	(13.9)
Long-term debt incurred (repaid)	42.3	(33.6)	48.1
Common stock repurchases	(135.2)	(128.1)	(103.8)
Net proceeds from stock option activity	5.7	6.4	4.7
Dividends paid	(84.2)	(67.8)	(54.4)

Cash Used in Financing Activities	(139.6)	(161.4)	(119.3)

Net increase (decrease) in cash and cash equivalents	6.8	4.2	(61.3)
Cash and cash equivalents-beginning of year	323.6	319.4	380.7

Cash and Cash Equivalents-End of Year	$330.4	$323.6	$319.4

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended December 31 (dollars in millions)
	2016	2015	2014
Class A Common Stock
Balance at the beginning of the year	$131.8	$132.2	$132.8
Conversion of Class A Common Stock	(0.2)	(0.4)	(0.6)

Balance at the end of the year	$131.6	$131.8	$132.2

Common Stock
Balance at the beginning of the year	$164.4	$164.2	$164.2
Conversion of Class A Common Stock	—	0.2	—

Balance at the end of the year	$164.4	$164.4	$164.2

Capital in Excess of Par Value
Balance at the beginning of the year	$469.3	$451.9	$441.2
Conversion of Class A Common Stock	0.2	0.2	0.6
Issuance of share units	(4.6)	(4.2)	(5.1)
Vesting of share units	(2.0)	(3.2)	(3.1)
Stock based compensation expense	8.8	8.1	10.3
Exercises of stock options	0.3	1.1	(0.3)
Tax benefit from exercises of stock options and vesting of share units	—	10.4	2.4
Stock incentives	5.6	5.0	5.9

Balance at the end of the year	$477.6	$469.3	$451.9

Retained Earnings
Balance at the beginning of the year	$1,350.7	$1,135.5	$982.2
Net earnings	326.5	282.9	207.8
Cash dividends on stock	(84.2)	(67.7)	(54.5)

Balance at the end of the year	$1,593.0	$1,350.7	$1,135.5

Accumulated Other Comprehensive Loss
Balance at the beginning of the year	$(313.4)	$(272.0)	$(259.1)
Foreign currency translation adjustments	(39.8)	(42.7)	(16.6)
Unrealized net (loss) gain on cash flow derivative instruments, less related income tax benefit (provision) of $0.6 in 2016, $(0.2) in 2015 and $0.1 in 2014	(1.0)	0.3	(0.1)
Change in pension liability less related income tax benefit (provision) of $5.7 in 2016, $(0.5) in 2015 and $(1.0) in 2014	(9.0)	1.0	3.8

Balance at the end of the year	$(363.2)	$(313.4)	$(272.0)

Treasury Stock
Balance at the beginning of the year	$(360.5)	$(230.5)	$(132.6)
Exercise of stock options, net of 54,019, 418,754 and 11,692 shares surrendered as proceeds and to pay taxes in 2016, 2015 and 2014, respectively	4.0	(5.2)	2.6
Stock incentives and directors’ compensation	0.2	0.1	0.2
Shares repurchased	(135.2)	(128.1)	(103.8)
Vesting of share units	3.4	3.2	3.1

Balance at the end of the year	$(488.1)	$(360.5)	$(230.5)

Total Stockholders’ Equity	$1,515.3	$1,442.3	$1,381.3

See accompanying notes which are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Organization. A. O. Smith Corporation (A. O. Smith or the Company) is comprised of two reporting segments: North America and Rest of World. The Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential and commercial gas, gas tankless and electric water heaters, as well as water treatment products. Both segments primarily manufacture and market in their respective regions of the world. The North America segment also manufactures and globally markets specialty commercial water heating equipment, condensing and non-condensing boilers and water systems tanks. The Company also manufactures and markets in-home air purification products in China.

Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany transactions.

Except when otherwise indicated, amounts reflected in the financial statements or the notes thereto relate to the Company’s continuing operations.

On August 22, 2011, the Company sold its Electrical Products business (EPC). Due to the sale, EPC related items have been reflected as discontinued operations in the consolidated statement of cash flows for all periods presented.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S.) requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

Fair value of financial instruments. The carrying amounts of cash, cash equivalents, marketable securities, receivables, floating rate debt and trade payables approximated fair value as of December 31, 2016 and 2015, due to the short maturities or frequent rate resets of these instruments. The fair value of term notes with insurance companies was approximately $133.1 million as of December 31, 2016 compared with the carrying amount of $134.4 million for the same date. The fair value of term notes with insurance companies was approximately $104.4 million as of December 31, 2015 compared with the carrying amount of $102.0 million for the same date. The fair value is estimated based on current rates offered for debt with similar maturities.

Foreign currency translation. For all subsidiaries outside the U.S., with the exception of its Mexican operation and its Dutch non-operating companies, the Company uses the local currency as the functional currency. For those operations using a functional currency other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at weighted-average exchange rates. The resulting translation adjustments are recorded as a separate component of stockholders’ equity. The Mexican operation and the Dutch non-operating companies use the U.S. dollar as the functional currency. Gains and losses from foreign currency transactions are included in net earnings and were not significant in 2016, 2015 or 2014.

Cash and cash equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable securities. The Company considers all highly liquid investments with maturities greater than 90 days when purchased to be marketable securities. At December 31, 2016, the Company’s marketable securities consisted of bank time deposits with original maturities ranging from 180 days to 12 months and are primarily located at investment grade rated banks in China.

Inventory valuation. Inventories are carried at lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for a majority of the Company’s domestic inventories, which comprise 61 percent and 66 percent of the Company’s total inventory at December 31, 2016 and 2015, respectively. Inventories of foreign subsidiaries, the remaining domestic inventories and supplies are determined using the first-in, first-out (FIFO) method.

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

Goodwill and other intangibles. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis. Separable intangible assets, primarily comprised of customer relationships, that are not deemed to have an indefinite life are amortized on a straight-line basis over their estimated useful lives which range from three to 25 years.

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

The following table presents the Company’s product warranty liability activity in 2016 and 2015:

Years ended December 31 (dollars in millions)	2016	2015
Balance at beginning of year	$139.3	$136.2
Expense	43.2	50.3
Claims settled	(41.6)	(47.2)

Balance at end of year	$140.9	$139.3

Derivative instruments. The Company utilizes certain derivative instruments to enhance its ability to manage currency as well as raw materials price risk. The Company does not enter into contracts for speculative purposes. The fair values of all derivatives are recorded in the consolidated balance sheets. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive loss (AOCI), depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. See Note 11, “Derivative Instruments” of the notes to consolidated financial statements for disclosure of the Company’s derivative instruments and hedging activities.

Fair Value Measurements. Accounting Standards Codification (ASC) 820 Fair Value Measurements, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on the market approach which are prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	December 31, 2016	December 31, 2015
Quoted prices in active markets for identical assets (Level 1)	$424.5	$323.9
Significant other observable inputs (Level 2)	—	(0.3)

Total assets measured at fair value	$424.5	$323.6

There were no changes in the valuation techniques used to measure fair values on a recurring basis.

1.	Organization and Significant Accounting Policies (continued)

Revenue recognition. The Company recognizes revenue upon transfer of title, which occurs upon shipment of the product to the customer except for certain export sales where transfer of title occurs when the product reaches the customer destination.

Contracts and customer purchase orders are used to determine the existence of a sales arrangement. Shipping documents are used to verify shipment. The Company assesses whether the selling price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectability based on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. The allowance for doubtful accounts was $6.3 million and $6.0 million at December 31, 2016 and 2015, respectively.

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

Advertising. The majority of advertising costs are charged to operations as incurred and amounted to $113.9 million, $102.2 million and $94.0 million during 2016, 2015 and 2014, respectively. Included in total advertising costs are expenses associated with store displays for water heater and water treatment products in China that are amortized over 12 to 24 months which totaled $37.0 million, $27.4 million and $22.6 million during 2016, 2015 and 2014, respectively.

Research and development. Research and development costs are charged to operations as incurred and amounted to $80.1 million, $73.7 million and $67.9 million during 2016, 2015 and 2014, respectively.

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

Stock-based compensation. Compensation cost is recognized using the straight-line method over the vesting period of the award and forfeitures are recognized as they occur. The Company adopted amended ASC 718 Compensation – Stock Compensation as of January 1, 2016. Refer to the Recent Accounting Pronouncements section later in this footnote for additional information on the adoption of this pronouncement. As required under amended ASC 718, in the year ended December 31, 2016, the Company recognized $5.9 million of discrete income tax benefits on settled stock based compensation awards. As required under previous guidance, in the year ended December 31, 2015, the Company recognized $10.4 million of excess tax deductions as cash flows provided by financing activities.

Income taxes. The provision for income taxes is computed using the asset and liability method, in accordance with ASC 740 Income Taxes, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled and are classified as noncurrent in the consolidated balance sheet. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

	2016	2015	2014
Denominator for basic earnings per share - weighted-average shares outstanding	174,712,683	177,622,280	180,587,008
Effect of dilutive stock options, restricted stock and share units	2,112,597	1,386,900	1,386,954

Denominator for diluted earnings per share	176,825,280	179,009,180	181,973,962

On April 11, 2016, the Company’s stockholders approved a proposal to increase the Company’s authorized shares of Common Stock and on September 7, 2016, the Company’s Board of Directors declared a two-for-one stock split of the Company’s Class A Common Stock and Common Stock (including treasury shares) in the form of a 100 percent stock dividend to stockholders of record on September 21, 2016 and payable on October 5, 2016. All references in the financial statements and footnotes to the number of shares outstanding, price per share, per share amounts and stock based compensation data have been recast to reflect the stock split for all periods presented.

Reclassifications. Certain amounts from prior years have been reclassified to conform with current year presentation.

Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (FASB) amended ASC 740, Income Taxes (issued under Accounting Standards Update (ASU) 2016-16). This amendment requires that the income tax consequences of an intra-entity transfer of an asset other than inventory be recognized when the transfer occurs. The amendment is effective for the Company beginning January 1, 2018. This amendment is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. The Company does not expect the adoption of amended ASC 740 will have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In August 2016, the FASB amended ASC 230, Statement of Cash Flows (issued under ASU 2016-15, “Clarification of Certain Cash Receipts and Cash Payments”). This amendment clarifies reporting for contingent consideration payments made after a business combination depending on how soon after the acquisition the payments are made. The amendment requires adoption for periods beginning January 1, 2018 and permits early adoption. The Company does not expect the adoption of ASU 2016-15 will have a material impact on its consolidated statement of cash flows.

In March 2016, the FASB amended ASC 718, Compensation - Stock Compensation (issued under ASU 2016-09). This amendment simplified several aspects of the accounting for share-based payment transactions. The Company adopted this amendment effective January 1, 2016. The amendment requires the benefits or deficiencies of tax deductions in excess of or less than the recognized compensation cost to be recorded as income tax benefits or expense in the Consolidated Statement of Earnings in the periods in which they occur. The amendment also eliminated previous guidance that required unrecognized future excess income tax benefits to be considered used to repurchase shares in the calculation of diluted shares which resulted in lower diluted shares outstanding than the calculation under the amendment. The Company applied this guidance prospectively. As such, in the year ended December 31, 2016, the Company recognized $5.9 million of discrete income tax benefits associated with excess tax benefits on settled stock based compensation awards and the Company’s diluted shares outstanding for the year ended December 31, 2016 increased as compared to the way it was calculated under previous guidance.

The amendment also required that cash paid by an employer to a taxing authority when shares are directly withheld for employee income tax withholding purposes be classified as financing activities in the consolidated statement of cash flows. As required, the Company applied this guidance retrospectively in the presentation of the consolidated statement of cash flows for the period beginning January 1, 2014 and, as a result, reclassified $7.3 million and $0.1 million of cash used by operating activities to cash used by financing activities for the years ended December 31, 2015 and 2014, respectively.

1.	Organization and Significant Accounting Policies (continued)

In February 2016, the FASB amended ASC 842, Leases (issued under ASU 2016-02). This amendment requires the recognition of lease assets and lease liabilities on the balance sheet for most leasing arrangements currently classified as operating leases. This amendment is effective for periods beginning January 1, 2019 and early adoption is permitted. The Company is in the process of determining whether the adoption of ASU 2016-02 will have a material impact on its consolidated balance sheets, consolidated statement of earnings or consolidated statement of cash flows.

In November 2015, the FASB amended ASC 740, Income Taxes (issued under ASU 2015-17). This amendment required that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The amendment was effective for periods beginning January 1, 2016 and allowed either prospective adoption or retrospective adoption. The Company adopted ASU 2015-17 retrospectively and, as a result, classified all deferred tax assets and liabilities as non-current on the Company’s consolidated balance sheets for all periods presented. Current deferred taxes of $39.9 million as of December 31, 2015 were reclassified to non-current deferred taxes on the Company’s consolidated balance sheet.

In July 2015, the FASB amended ASC 330, Inventory (issued under ASU 2015-11, “Simplifying the Measurement of Inventory”). This amendment requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU 2015-11 is effective prospectively for the Company beginning January 1, 2017. The Company does not expect the adoption of ASU 2015-11 to have a significant impact on its consolidated balance sheets, consolidated statement of earnings or consolidated statement of cash flows.

In May 2014, the FASB issued ASC 606-10, Revenue from Contracts with Customers (issued under ASU 2014-09). ASC 606-10 will replace all existing revenue recognition guidance when effective. In July 2015, the FASB approved a one year deferral of the effective date to periods beginning January 1, 2018. The Company expects to utilize the full retrospective method of adoption beginning January 1, 2018 and does not expect the adoption of ASC 606-10 to have a material impact on its consolidated balance sheets, consolidated statement of earnings or consolidated statement of cash flows.

2.	Acquisitions

On August 8, 2016, the Company acquired 100 percent of the shares of Aquasana, Inc. (Aquasana), a Texas-based water treatment company. With the addition of Aquasana, the Company entered the U.S. water treatment market. Aquasana is included in the Company’s North America segment for reporting purposes.

The Company paid an aggregate cash purchase price of $85.1 million, net of $1.9 million of cash acquired. In addition, the Company incurred acquisition-related costs of approximately $1.2 million and recorded contingent consideration of $1.9 million, the fair value of the contingent payment due to the former owners of Aquasana if certain performance targets are met.

The following table summarizes the preliminary allocation of fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is awaiting final valuations to support the acquired intangible assets as well as finalizing the accounting for acquired accrued liabilities. The $30.0 million of acquired intangible assets was comprised of $21.5 million of trade names that are not subject to amortization, $8.3 million of customer lists which will be amortized over ten years and $0.2 million of patents which will be amortized over five years.

August 8, 2016 (dollars in millions)
Current assets, net of cash acquired	$7.3
Property, plant and equipment	2.7
Intangible assets	30.0
Goodwill	60.4

Total assets acquired	100.4
Current liabilities	(7.1)
Long-term liabilities	(8.2)

Total liabilities assumed	(15.3)

Net assets acquired	$85.1

2.	Acquisitions (continued)

The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations have been included in the Company’s financial statements from August 8, 2016, the date of acquisition. Revenues and pre-tax losses associated with Aquasana included in the consolidated statement of earnings totaled $18.4 million and $(0.1) million, respectively, which included $1.1 million of operating earnings less $1.2 million of acquisition-related costs incurred by the Company resulting from the acquisition.

On August 26, 2016, the Company acquired certain assets, primarily inventory, and assumed a lease of a small electric water heater manufacturer serving the North America market. The Company paid $5.7 million for the assets. Under the purchase agreement, the Company agreed to make additional contingent payments for the acquired assets if certain conditions are met over the next ten years. As of December 31, 2016, the Company estimated the fair value of the contingent payments at $5.2 million and a liability for the contingent consideration was accrued.

3.	Statement of Cash Flows

Supplemental cash flow information is as follows:

Years ended December 31 (dollars in millions)	2016	2015	2014
Net change in current assets and liabilities, net of acquisitions:
Receivables	$(15.1)	$(25.9)	$(16.8)
Inventories	(23.4)	(14.7)	(14.9)
Other current assets	(3.2)	(4.6)	(7.7)
Trade payables	101.5	31.0	6.9
Accrued liabilities, including payroll and benefits	6.3	19.8	2.6
Income taxes payable	2.7	11.2	(7.7)

	$68.8	$16.8	$(37.6)

4.	Inventories

December 31 (dollars in millions)	2016	2015
Finished products	$114.1	$85.7
Work in process	13.0	13.4
Raw materials	142.4	139.6

Inventories, at FIFO cost	269.5	238.7
LIFO reserve	(18.4)	(15.8)

	$251.1	$222.9

The Company recognized after-tax LIFO expense (income) of $0.3 million, $1.1 million and $(0.1) million in 2016, 2015 and 2014, respectively.

5.	Property, Plant and Equipment

December 31 (dollars in millions)	2016	2015
Land	$11.0	$10.8
Buildings	286.4	237.9
Equipment	533.7	530.9
Software	101.4	87.2

	932.5	866.8
Less accumulated depreciation and amortization	470.6	424.1

	$461.9	$442.7

6.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill during the years ended December 31, 2016 and 2015 consisted of the following:

(dollars in millions)	North America	Rest of World	Total
Balance at December 31, 2014	$368.5	$60.3	$428.8
Currency translation adjustment	(7.5)	(0.4)	(7.9)

Balance at December 31, 2015	361.0	59.9	420.9
Acquisitions	70.0	—	70.0
Currency translation adjustment	1.2	(0.6)	0.6

Balance at December 31, 2016	$432.2	$59.3	$491.5

6.	Goodwill and Other Intangible Assets (continued)

The carrying amount of other intangible assets consisted of the following:

	2016			2015
December 31 (dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Patents	$3.7	$(2.2)	$1.5	$3.2	$(1.9)	$1.3
Customer lists	224.0	(80.3)	143.7	231.6	(83.1)	148.5

Total amortizable intangible assets	227.7	(82.5)	145.2	234.8	(85.0)	149.8
Indefinite-lived intangible assets:
Trade names	163.1	—	163.1	141.2	—	141.2

Total intangible assets	$390.8	$(82.5)	$308.3	$367.0	$(85.0)	$291.0

Amortization expenses of other intangible assets of $13.4 million, $14.2 million, and $14.3 million were recorded in 2016, 2015 and 2014, respectively. In the future, excluding the impact of any future acquisitions, the Company expects amortization expense of approximately $13.8 million annually and the intangible assets will be amortized over a weighted average period of 13 years.

The Company concluded that no goodwill impairment existed at the time of the annual impairment tests which were performed in the fourth quarters of 2016, 2015 and 2014. No impairments of other intangible assets were recorded in 2016, 2015 and 2014.

7.	Debt and Lease Commitments

December 31 (dollars in millions)	2016	2015
Bank credit lines, average year-end interest rates of 2.4% for 2016 and 1.3% for 2015	$23.6	$10.2

Revolving credit agreement borrowings, average year-end interest rates of 1.7% for 2016 and 1.5% for 2015	80.0	80.0

Commercial paper, average year-end interest rates of 1.1% for 2016 and 2015	85.6	56.8

Term notes with insurance companies, expiring through 2034, average year-end interest rates of 3.5% for 2016 and 3.9% for 2015	125.5	89.0

Canadian term notes with insurance companies, expiring through 2018, average year-end interest rates of 5.3% for 2016 and 2015	8.9	13.0

	323.6	249.0
Less long-term debt due within one year	7.2	12.9

Long-term debt	$316.4	$236.1

In December 2016, the Company completed a $500 million multi-year multi-currency revolving credit agreement with a group of nine banks, which expires on December 15, 2021. The facility has an accordion provision which allows it to be increased up to $700 million if certain conditions (including lender approval) are satisfied. Borrowings under the Company’s bank credit lines and commercial paper borrowings are supported by the revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt at December 31, 2016 and 2015. At its option, the Company either maintains cash balances or pays fees for bank credit and services.

On November 28, 2016, the Company issued $45 million in term notes in two tranches to two insurance companies. Principal payments commence in 2023 and the notes mature in 2029 and 2034. The notes have interest rates of 2.87 percent and 3.10 percent. Proceeds of the notes were used to pay down borrowings under the Company’s revolving credit facility.

7.	Debt and Lease Commitments (continued)

On January 15, 2015, the Company issued $75 million in term notes to an insurance company. Principle payments commence in 2020 and the notes mature in 2030. The notes have an interest rate of 3.52 percent. Proceeds of the notes were used to pay down borrowings under the Company’s revolving credit facility.

Scheduled maturities of long-term debt within each of the five years subsequent to December 31, 2016 are as follows:

Years ending December 31 (dollars in millions)	Amount
2017	$7.2
2018	7.2
2019	—
2020	6.8
2021	196.1

Future minimum payments under non-cancelable operating leases relating mostly to office, manufacturing and warehouse facilities total $37.4 million and are due as follows:

Years ending December 31 (dollars in millions)	Amount
2017	$19.5
2018	4.5
2019	3.4
2020	2.3
2021	1.9
Thereafter	5.8

Rent expense, including payments under operating leases, was $29.8 million, $28.8 million and $24.3 million in 2016, 2015 and 2014, respectively.

Interest paid by the Company was $7.2 million, $6.4 million and $5.8 million in 2016, 2015 and 2014, respectively. The Company capitalized interest expense of $0.2 million, $0.2 million and $0.4 million in 2016, 2015 and 2014, respectively.

8.	Stockholders’ Equity

The Company’s authorized capital consists of three million shares of Preferred Stock $1 par value, 27 million shares of Class A Common Stock $5 par value, and 240 million shares of Common Stock $1 par value. The Common Stock has equal dividend rights with Class A Common Stock and is entitled, as a class, to elect one-third of the Board of Directors and has 1/10th vote per share on all other matters. Class A Common Stock is convertible to Common Stock on a one for one basis.

There were 60,045 shares during 2016, 67,544 shares during 2015 and 136,092 shares during 2014, of Class A Common Stock converted into Common Stock. Regular dividends paid on the A. O. Smith Corporation Class A Common Stock and Common Stock amounted to $0.48, $0.38 and $0.30 per share in 2016, 2015 and 2014, respectively.

The Company completed a two-for-one stock split on October 5, 2016. Amounts have been adjusted to reflect the stock split.

In 2014, the Company’s Board of Directors authorized the purchase of an additional 7,000,000 shares of the Company’s Common Stock. In 2015, the Company’s Board of Directors authorized the purchase of an additional 4,000,000 shares of the Company’s Common Stock. In 2016, the Company’s Board of Directors authorized the purchase of an additional 3,000,000 shares of the Company’s Common Stock. Under the share repurchase program, the Company’s Common Stock may be purchased through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchase will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors, including alternative investment opportunities. The share repurchase authorization remains effective until terminated by the Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that the Company may then have in effect. In 2016, the Company purchased 3,273,109

8.	Stockholders’ Equity (continued)

shares at a total cost of $135.2 million. As of December 31, 2016, there were 4,906,403 shares remaining on the existing repurchase authorization. In 2015, the Company purchased 3,816,474 shares at a cost of $128.1 million. In 2014, the Company purchased 4,309,566 shares at a cost of $103.8 million.

At December 31, 2016, a total of 130,380 and 17,135,628 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock. At December 31, 2015, a total of 130,380 and 14,680,346 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

Accumulated other comprehensive loss is as follows:

December 31 (dollars in millions)	2016	2015
Cumulative foreign currency translation adjustments	$(79.2)	$(39.4)
Unrealized net gain on cash flow derivative instruments less related income tax provision of $(0.1) in 2016 and $(0.8) in 2015	0.2	1.2
Pension liability less related income tax benefit of $183.4 in 2016 and $177.7 in 2015	(284.2)	(275.2)

	$(363.2)	$(313.4)

Changes to accumulated other comprehensive loss by component are as follows:

	Year ended December 31,
	2016		2015
Cumulative foreign currency translation
Balance at beginning of period	$(39.4)		$3.3
Other comprehensive loss before reclassifications	(39.8)		(42.7)

Balance at end of period	(79.2)		(39.4)

Unrealized net gain on cash flow derivatives
Balance at beginning of period	1.2		0.9
Other comprehensive earnings before reclassifications	(0.9)		3.7
Realized gains on derivatives reclassified to cost of products sold (net of tax provision of $0.1 and $2.3 in 2016 and 2015, respectively)(1)	(0.1)		(3.4)

Balance at end of period	0.2		1.2

Pension liability
Balance at beginning of period	(275.2)		(276.2)
Other comprehensive loss before reclassifications	(18.8)		(9.6)
Amounts reclassified from accumulated other comprehensive loss (1)	9.8		10.6

Balance at end of period	(284.2)		(275.2)

Total accumulated other comprehensive loss, end of period	$(363.2)		$(313.4)

(1) Amounts reclassified from accumulated other comprehensive loss:
Realized gains on derivatives reclassified to cost of products sold	(0.2)		(5.7)
Tax provision	0.1		2.3

Reclassification net of tax	$(0.1)		$(3.4)

Amortization of pension items:
Actuarial losses	$17.5	(2)	$19.0	(2)
Prior year service cost	(1.5	)(2)	(1.4	)(2)

	16.0		17.6
Tax benefit	(6.2)		(7.0)

Reclassification net of tax	$9.8		$10.6

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 10 - Pensions and Other Post-retirement Benefits for additional details

9.	Stock Based Compensation

The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the “Plan”) effective January 1, 2007. The Plan was reapproved by stockholders on April 16, 2012. The Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by shareholders in 2002. The number of shares available for granting of options or share units at December 31, 2016, was 3,275,459. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.

Total stock based compensation expense recognized in 2016, 2015 and 2014 was $9.4 million, $8.8 million and $10.8 million, respectively.

Stock options

The stock options granted in 2016, 2015 and 2014 have three year pro rata vesting from the dates of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2016, 2015 and 2014 expire ten years after date of grant. Stock option compensation recognized in 2016, 2015 and 2014 was $4.5 million, $4.0 million and $4.9 million, respectively. Included in the stock option expense recognized in 2016, 2015 and 2014 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

Changes in option shares, all of which are Common Stock, were as follows:

	Weighted-Avg. Per Share Exercise Price				(dollars in millions) Aggregate Intrinsic Value

		Years Ended December 31
		2016	2015	2014

Outstanding at beginning of year	$18.03	2,653,558	3,154,006	2,881,246

Granted
2016—$31.49 to $46.93 per share		553,370
2015—$23.24 to $25.34 per share			484,990
2014—$17.46 to $26.47 per share				597,500

Exercised
2016—$4.75 to $30.77 per share		(531,933)			$7.5
2015—$4.10 to $17.46 per share			(978,208)		10.2
2014—$4.10 to $11.50 per share				(316,502)	2.6

Forfeited
2016—$23.24 to $46.93 per share		(10,662)
2015—$17.46 to $23.24 per share			(7,230)
2014—$11.50 to $17.46 per share				(8,238)

Outstanding at end of year
(2016—$4.75 to $46.93 per share)	21.69	2,664,333	2,653,558	3,154,006

Exercisable at end of year	16.12	1,602,651	1,544,186	1,865,278

9.	Stock Based Compensation (continued)

The aggregate intrinsic value for the outstanding and exercisable options as of December 31, 2016 is $68.5 million and $50.1 million, respectively. The average remaining contractual life for outstanding and exercisable options is seven years and six years, respectively.

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and exercisable at December 31, 2016:

Range of Exercise Prices	Options Outstanding at December 31, 2016	Weighted- Average Exercise Price	Options Exercisable at December 31, 2016	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
$ 4.75 to $11.50	683,434	$8.31	683,434	$8.31	4 years
$17.46 to $25.34	954,074	20.76	759,014	20.12	7 years
$26.47 to $46.93	1,026,825	31.36	160,203	30.52	9 years

	2,664,333		1,602,651

The weighted-average fair value per option at the date of grant during 2016, 2015 and 2014, using the Black-Scholes option-pricing model, was $8.03, $8.59 and $8.28, respectively. Assumptions were as follows:

	2016	2015	2014
Expected life (years)	5.8	5.9	6.0
Risk-free interest rate	1.7%	2.0%	2.7%
Dividend yield	1.3%	1.0%	1.1%
Expected volatility	27.7%	29.3%	36.6%

The expected life of options for purposes of these models is based on historical exercise behaviors. The risk free interest rates for purposes of these models are based on the U.S. Treasury yield curve in effect on the date of grant for the respective expected lives of the option. The expected dividend yields for purposes of these models are based on the dividends paid on Common Stock. The expected volatility for purposes of these models is based on the historical volatility of the Common Stock.

Stock Appreciations Rights (SARs)

Certain non-U.S.-based employees are granted SARs. Each SAR award grants the employee the right to receive cash equal to the excess of the share price of the Common Stock on the date that a participant exercises such right over the grant date price of the stock. SARs granted have three year pro rata vesting from the date of grant. SARs were issued at exercise prices equal to the fair value of Common Stock on the date of grant and expire ten years from the date of grant. Compensation expense for SARs is remeasured at each reporting period based on the estimated fair value on the date of grant using the Black-Scholes option-pricing model, using assumptions similar to stock option awards. SARs are subsequently remeasured at each interim reporting period based on a revised Black-Scholes value. No SARs were granted in 2016. As of December 31, 2016, there were 24,940 SARs outstanding and 8,320 were exercisable. In 2015, the Company granted 26,230 cash-settled SARs and no SARs were exercisable. Stock based compensation expense attributable to SARS was minimal in 2016 and 2015.

Restricted stock and share units

Participants may also be awarded shares of restricted stock or share units under the Plan. The Company granted 160,465, 152,192 and 221,382 share units under the plan in 2016, 2015 and 2014, respectively.

9.	Stock Based Compensation (continued)

The share units were valued at $5.2 million, $4.7 million and $5.1 million at the date of issuance in 2016, 2015 and 2014, respectively, and will be recognized as compensation expense ratably over the three-year vesting period; however, included in share based compensation is expense associated with the accelerated vesting of share unit awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Compensation expense of $4.9 million, $4.8 million and $5.9 million was recognized in 2016, 2015 and 2014, respectively. Certain non-U.S.-based employees receive the cash value of vested shares at the vesting date in lieu of shares.

A summary of share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Outstanding at January 1, 2016	658,326	$22.15
Granted	160,465	32.21
Vested	(268,306)	17.39
Forfeited/cancelled	(6,430)	31.81

Outstanding at December 31, 2016	544,055	27.35

Total compensation expense for share units not yet recognized is $2.3 million at December 31, 2016. The weighted average period over which the expense is expected to be recognized is 14 months.

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

10.	Pension and Other Post-retirement Benefits (continued)

As of December 31, 2015, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for its pension plan and its post-retirement benefit plan. This change compared to the previous method resulted in a $7.1 million decrease in the service and interest components for pension cost in 2016. Historically, the Company estimated the service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company has elected to utilize an approach that discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. This change was made to provide a more precise measurement of service and interest costs by improving the correlation between the projected benefit cash flows to the corresponding spot yield curve rates.

This change did not affect the measurement of the total benefit obligations but reduced the service and interest cost for the pension plan. The Company accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly accounted for it prospectively beginning January 1, 2016.

10.	Pension and Other Post-retirement Benefits (continued)

Obligations and Funded Status

Pension and Post-Retirement Disclosure Information under ASC 715

The following tables present the changes in benefit obligations, plan assets and funded status for domestic pension and post-retirement plans and the components of net periodic benefit costs.

	Pension Benefits		Post-retirement Benefits
Years ended December 31 (dollars in millions)	2016	2015	2016	2015
Accumulated benefit obligation (ABO) at December 31	$894.3	$889.4	N/A	N/A

Change in projected benefit obligations (PBO)
PBO at beginning of year	$(892.9)	$(956.7)	$(6.6)	$(10.4)
Service cost	(1.8)	(1.9)	(0.1)	(0.1)
Interest cost	(30.6)	(37.6)	(0.2)	(0.3)
Participant contributions	—	—	—	(0.2)
Plan amendments	(0.7)	(2.5)	—	3.7
Actuarial (loss) gain including assumption changes	(31.0)	45.6	(0.2)	—
Benefits paid	61.2	60.2	0.5	0.7

PBO at end of year	$(895.8)	$(892.9)	$(6.6)	$(6.6)

Change in fair value of plan assets
Plan assets at beginning of year	$759.0	$823.9	$—	$—
Actual return on plan assets	57.0	(5.3)	—	—
Contribution by the company	32.2	0.5	0.5	0.5
Participant contributions	—	—	—	0.2
Benefits paid	(61.2)	(60.1)	(0.5)	(0.7)

Plan assets at end of year	$787.0	$759.0	$—	$—

Funded status	$(108.8)	$(133.9)	$(6.6)	$(6.6)

Amount recognized in the balance sheet
Current liabilities	$(0.5)	$(1.8)	$(0.4)	$(0.4)
Non-current liabilities	(108.3)	(132.1)	(6.2)	(6.2)

Net pension liability at end of year	$(108.8)*	$(133.9)*	$(6.6)	$(6.6)

Amounts recognized in accumulated other comprehensive loss before tax
Net actuarial loss (gain)	$473.5	$461.3	$(2.0)	$(2.4)
Prior service cost	(0.9)	(2.6)	(2.9)	(3.3)

Total recognized in accumulated other comprehensive loss	$472.6	$458.7	$(4.9)	$(5.7)

*	In addition, the Company has a liability for a foreign pension plan of $0.2 million and $0.3 million at December 31, 2016 and 2015, respectively.

10.	Pension and Other Post-retirement Benefits (continued)

	Pension Benefits			Post-retirement Benefits
Years ended December 31 (dollars in millions)	2016	2015	2014	2016	2015	2014
Net periodic benefit cost
Service cost	$1.8	$1.9	$7.9	$0.1	$0.1	$0.1
Interest cost	30.6	37.6	44.7	0.2	0.3	0.5
Expected return on plan assets	(55.9)	(57.5)	(60.3)	—	—	—
Amortization of unrecognized:
Net actuarial loss (gain)	17.7	19.1	35.1	(0.2)	(0.1)	(0.4)
Prior service cost	(1.1)	(1.0)	(1.0)	(0.4)	(0.4)	—
Curtailment and other one-time charges	—	—	2.2	—	—	—

Defined-benefit plan (income) cost	(6.9)	0.1	28.6	$(0.3)	$(0.1)	$0.2

Various U.S. defined contribution plans cost	11.6	10.8	6.1

	$4.7	$10.9	$34.7

Other changes in plan assets and projected benefit obligation recognized in other comprehensive loss
Net actuarial loss	$29.9	$17.2	$33.4	$0.2	$—	$—
Amortization of net actuarial (loss) gain	(17.7)	(19.1)	(37.3)	0.2	0.1	0.3
Prior service cost	0.6	2.5	—	—	(3.7)	—
Amortization of prior service cost	1.1	1.0	1.0	0.4	0.4	—

Total recognized in other comprehensive loss	13.9	1.6	(2.9)	0.8	(3.2)	0.3

Total recognized in net periodic cost (benefit) and other comprehensive loss	$7.0	$1.7	$25.7	$0.5	$(3.3)	$0.5

The estimated net actuarial loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2017 are $17.8 million and $(0.4) million, respectively. The estimated net actuarial loss and prior year service cost for the post-retirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2017 are $0.1 million and $(0.4) million, respectively. As permitted under ASC 715, the amortization of any prior service cost was previously determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan. Beginning in 2015 the amortization occurs over the average remaining life expectancy of participants expected to receive benefits under the plan as permitted under ASC 715.

The 2016 and 2015 after tax adjustments for additional minimum pension liability resulted in other comprehensive (loss) gain of $(9.0) million and $1.0 million, respectively.

Actuarial assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2016	2015	2016	2015
Discount rate	4.15%	4.40%	4.33%	4.55%
Average salary increases	4.00%	4.00%	4.00%	4.00%

Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
Years ended December 31	2016	2015	2014	2016	2015	2014
Discount rate	4.40%	4.05%	4.85%	4.55%	4.00%	4.70%
Expected long-term return on plan assets	7.50%	7.75%	7.75%	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

10.	Pension and Other Post-retirement Benefits (continued)

Assumptions

In developing the expected long-term rate of return on plan assets assumption, the Company evaluated its pension plan’s target and actual asset allocation and expected long-term rates of return of equity and bond indices. The Company also considered its pension plan’s historical ten-year and 25-year compounded annualized returns of 5.7 percent and 9.0 percent, respectively.

Assumed health care cost trend rates

Assumed health care cost trend rates as of December 31 are as follows:

	2016	2015
Health care cost trend rate assumed for next year	6.50%	6.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2021

A one-percentage-point change in the assumed health care cost trend rates would not result in a material impact on the Company’s consolidated financial statements.

Plan Assets

The Company’s pension plan weighted asset allocations as of December 31 by asset category are as follows:

Asset Category	2016	2015
Equity securities	48%	47%
Debt securities	37	39
Real estate	10	9
Private equity	4	5
Other	1	—

	100%	100%

10.	Pension and Other Post-retirement Benefits (continued)

The following tables present the fair value measurement of the Company’s plan assets as of December 31, 2016 and 2015 (dollars in millions):

		December 31, 2016
Asset Category	Total	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non- observable Inputs (Level 3)

Short-term investments	$28.7	$1.1	$7.9	$19.7

Equity securities
Common stocks	254.0	254.0	—	—
Commingled equity funds	105.6	—	105.6	—

Fixed income securities
U.S. treasury securities	97.6	97.6	—	—
Other fixed income securities	102.6	—	102.6	—
Commingled fixed income funds	90.3	—	90.3	—

Other types of investments
Mutual funds	4.5	—	4.5	—
Real estate funds	74.3	—	—	74.3
Private equity	28.0	—	—	28.0

Total fair value of plan asset investments	$785.6	$352.7	$310.9	$122.0

Non-investment plan assets	1.4

Total plan assets	$787.0

		December 31, 2015
Asset Category	Total	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non- observable Inputs (Level 3)

Short-term investments	$13.8	$1.4	$—	$12.4

Equity securities
Common stocks	238.6	238.6	—	—
Commingled equity funds	109.6	—	109.6	—

Fixed income securities
U.S. treasury securities	114.3	114.3	—	—
Other fixed income securities	91.6	—	91.6	—
Commingled fixed income funds	84.1	—	84.1	—

Other types of investments
Real estate funds	70.9	—	—	70.9
Private equity	34.3	—	—	34.3

Total fair value of plan asset investments	$757.2	$354.3	$285.3	$117.6

Non-investment plan assets	1.8

Total plan assets	$759.0

10.	Pension and Other Post-retirement Benefits (continued)

The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2016 and 2015 (dollars in millions):

	Short term investments	Real estate funds	Private equity	Total

Balance at December 31, 2014	$20.7	$64.1	$34.8	$119.6

Actual return (loss) on plan assets:
Relating to assets still held at the reporting date	—	6.8	(0.1)	6.7
Relating to assets sold during the period	—	—	7.8	7.8
Purchases, sales and settlements	(8.3)	—	(8.2)	(16.5)

Balance at December 31, 2015	12.4	70.9	34.3	117.6
Actual return (loss) on plan assets:
Relating to assets still held at the reporting date	—	3.4	(5.5)	(2.1)
Relating to assets sold during the period	—	—	9.3	9.3
Purchases, sales and settlements	7.3	—	(10.1)	(2.8)

Balance at December 31, 2016	$19.7	$74.3	$28.0	$122.0

The Company’s investment policies employ an approach whereby a diversified blend of equity and bond investments is used to maximize the long–term return of plan assets for a prudent level of risk. Equity investments are diversified across domestic and non–domestic stocks, as well as growth, value, and small to large capitalizations. Bond investments include corporate and government issues, with short–, mid– and long–term maturities, with a focus on investment grade when purchased. The Company’s target allocation to equity managers is between 45 to 55 percent with the remainder allocated primarily to bonds, real estate, private equity managers and cash. Investment and market risks are measured and monitored on an ongoing basis through regular investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

The Company’s actual asset allocations are in line with target allocations. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.

There was no Company stock included in plan assets at December 31, 2016.

Cash Flows

The Company was not required to make a contribution in 2016 but elected to make a $30 million voluntary contribution. The Company is not required to make a contribution in 2017.

Estimated Future Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years ending December 31 (dollars in millions)	Pension Benefits	Post-retirement Benefits
2017	$60.2	$0.4
2018	67.6	0.4
2019	60.1	0.4
2020	66.4	0.4
2021	59.2	0.4
2022 – 2026	284.4	2.1

11.	Derivative instruments

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

Gains and losses on these instruments are recorded in accumulated other comprehensive loss, net of tax, until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive loss to the consolidated statement of earnings. The assessment of effectiveness for forward contracts is based on changes in the forward rates. These hedges have been determined to be effective.

The amounts in accumulated other comprehensive loss for cash flow hedges will be reclassified into earnings no later than December 31, 2018.

11.	Derivative instruments (continued)

The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts:

December 31 (dollars in millions)	2016		2015
	Buy	Sell	Buy	Sell
British pound	$—	$1.2	$—	$0.9
Canadian dollar	—	56.9	—	43.2
Euro	25.4	1.8	21.3	1.7
Mexican peso	16.9	—	12.7	—

Total	$42.3	$59.9	$34.0	$45.8

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

The after-tax gains and losses of the effective portion of the contracts as of December 31, 2016 were recorded in accumulated other comprehensive loss and will be reclassified into cost of products sold in the periods in which the underlying transactions are recorded in earnings. The after-tax gains and losses on the effective portion of the contracts will be reclassified within one year. Contractual amounts of the Company’s commodities futures contracts were immaterial as of December 31, 2016.

The impact of derivative contracts on the Company’s financial statements is as follows:

Fair value of derivative instruments designated as hedging instruments under ASC 815:

		Fair Value
December 31 (dollars in millions)	Balance Sheet Location	2016	2015
Foreign currency contracts	Other current assets	$1.9	$3.6
	Accrued liabilities	(2.0)	(1.3)
Commodities contracts	Other current assets	0.8	—
	Accrued liabilities	(0.3)	(0.3)

Total derivatives designated as hedging instruments		$0.4	$2.0

11.	Derivative instruments (continued)

The effect of derivative instruments on the consolidated statement of earnings is as follows.

Year ended December 31 (dollars in millions)

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivative (effective portion)		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings (effective portion)		Location of gain recognized in earnings on derivative (ineffective portion)	Amount of gain recognized in earnings on a derivative (ineffective portion)
	2016	2015		2016	2015		2016	2015
Foreign currency contracts	$(3.8)	$6.9	Cost of products sold	$(1.4)	$6.2	N/A	$—	$—
Commodities contracts	2.4	(0.7)	Cost of products sold	1.6	(0.5)	Cost of products sold	—	—

	$(1.4)	$6.2		$0.2	$5.7		$—	$—

12.	Income Taxes

The components of the provision (benefit) for income taxes consisted of the following:

Years ended December 31 (dollars in millions)	2016	2015	2014
Current:
Federal	$71.6	$82.9	$48.7
State	14.5	13.9	10.4
International	34.9	23.6	22.4
Deferred:
Federal	11.0	(4.2)	(5.2)
State	5.2	2.2	(0.2)
International	(1.2)	1.2	2.8

	$136.0	$119.6	$78.9

The provision for income taxes differs from the U.S. federal statutory rate due to the following items:

Years ended December 31	2016	2015	2014
Provision at U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.8	2.6	2.3
International income tax rate differential - China	(6.2)	(6.8)	(8.2)
International income tax rate differential - other	0.3	0.2	0.4
U.S. manufacturing credit	(1.5)	(1.3)	(2.1)
Research tax credits	(0.3)	(0.3)	(0.4)
Excess tax benefit on stock compensation	(1.1)	—	—
Other	0.4	0.3	0.5

	29.4%	29.7%	27.5%

Components of earnings before income taxes were as follows:

Years ended December 31 (dollars in millions)	2016	2015	2014
U.S.	$300.9	$255.7	$150.6
International	161.6	146.8	136.1

	$462.5	$402.5	$286.7

12.	Income Taxes (continued)

Total income taxes paid by the Company amounted to $117.4 million, $97.5 million, and $88.9 million in 2016, 2015 and 2014, respectively.

As of December 31, 2016, the Company has $42.3 million accrued for its estimate of the tax costs due upon repatriation of undistributed foreign earnings it considers to be not permanently reinvested. At December 31, 2016, the Company had undistributed foreign earnings of $982.2 million, of which $828.2 million are considered permanently reinvested. No U.S. income tax provision or foreign withholding tax provisions have been made on foreign earnings that remain permanently reinvested. The Company considers permanently reinvested earnings outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and its specific plans for reinvestment of foreign subsidiary earnings. In addition, no provision or benefit for U.S. income taxes has been made on foreign currency translation gains or losses. As of December 31, 2016, $751.7 million of cash and cash equivalents and marketable securities were held by our foreign subsidiaries.

The tax effects of temporary differences of assets and liabilities between income tax and financial reporting are as follows:

December 31 (dollars in millions)
	2016		2015
	Assets	Liabilities	Assets	Liabilities
Employee benefits	$67.5	$—	$75.0	$—
Product liability and warranties	67.1	—	66.8	—
Inventories	—	3.4	—	4.4
Accounts receivable	14.9	—	13.0	—
Property, plant and equipment	—	34.3	—	36.9
Intangibles	—	77.4	—	54.3
Environmental liabilities	2.9	—	2.7	—
Undistributed foreign earnings	—	42.3	—	47.9
Tax loss and credit carryovers	18.2	—	14.6	—
All other	4.3	—	3.4	—
Valuation allowance	(13.1)	—	(11.0)	—

	$161.8	$157.4	$164.5	$143.5

Net asset	$4.4		$21.0

In November 2015, the FASB amended ASC 740, Income Taxes (issued under ASU 2015-17). This amendment required that deferred tax assets and liabilities be classified as non-current in the balance sheet. The Company adopted ASU 2015-17 on January 1, 2017 retrospectively and, as a result, has classified all deferred tax assets and liabilities as non-current in the Company’s consolidated balance sheets for all periods presented. Current deferred taxes of $39.9 million as of December 31, 2015 were reclassified to non-current deferred taxes in the Company’s consolidated balance sheet.

The Company believes it is more likely than not that it will realize its deferred tax assets through the reduction of future taxable income. Significant factors the Company considered in determining the probability of the realization of the deferred tax assets include historical operating results and expected future earnings.

A reconciliation of the beginning and ending amounts of tax loss carryovers, credit carryovers and valuation allowances is as follows:

December 31 (dollars in millions)
	Net Operating Losses and Tax Credits		Valuation Allowances
	2016	2015	2016	2015
Beginning balance	$14.6	$14.9	$11.0	$9.8
Additions	3.7	1.4	2.1	1.4
Reductions	(0.1)	(1.7)	—	(0.2)

Ending balance	$18.2	$14.6	$13.1	$11.0

12.	Income Taxes (continued)

The Company has foreign net operating loss carryovers that expire in 2017 through 2024 and state and local net operating loss carryovers that expire between 2017 and 2033.

A reconciliation of the beginning and ending amount of unrecognized benefits is as follows:

(Dollars in millions)	2016	2015
Balance at January 1	$2.6	$1.2
Additions for tax positions of prior years	1.6	1.4

Balance at December 31	$4.2	$2.6

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.6 million. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2016, there was an immaterial amount of interest and penalties accrued. It is anticipated there will be no decrease in the total amount of unrecognized tax benefits in 2017. The Company’s U.S. federal income tax returns for 2014-2016 are subject to audit. The Company is subject to state and local income tax audits for tax years 2001-2016. The Company is subject to non-U.S. income tax examinations for years 2008-2016.

13.	Commitments and Contingencies

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

The Company is subject to various claims and pending lawsuits for product liability and other matters arising out of the conduct of the Company’s business. With respect to product liability claims, the Company has self-insured a portion of its product liability loss exposure for many years. The Company has established reserves and has insurance coverage, which it believes are adequate to cover incurred claims. For the years ended December 31, 2016 and 2015, the Company had $125 million of product liability insurance for individual losses in excess of $7.5 million. The Company periodically reevaluates its exposure on claims and lawsuits and makes adjustments to its reserves as appropriate. The Company believes, based on current knowledge, consultation with counsel, adequate reserves and insurance coverage that the outcome of such claims and lawsuits will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

14.	Operations by Segment

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

14.	Operations by Segment (continued)

The accounting policies of the reportable segments are the same as those described in the “Summary of Significant Accounting Policies” outlined in Note 1. Operating earnings, defined by the Company as earnings before interest, taxes, general corporate and corporate research and development expenses, were used to measure the performance of the segments.

	Net Sales			Earnings
Years ended December 31 (dollars in millions)	2016	2015	2014	2016	2015	2014
North America	$1,743.2	$1,703.0	$1,621.7	$385.9	$339.9	$238.7
Rest of World	965.6	866.1	768.3	129.1	113.0	106.7
Inter-segment	(22.9)	(32.6)	(34.0)	—	—	(0.1)

Total segments – sales, operating earnings	$2,685.9	$2,536.5	$2,356.0	$515.0	$452.9	$345.3

Corporate expenses				(45.2)	(43.0)	(52.9)
Interest expense				(7.3)	(7.4)	(5.7)

Earnings before income taxes				462.5	402.5	286.7
Provision for income taxes				(136.0)	(119.6)	(78.9)

Earnings from continuing operations				$326.5	$282.9	$207.8

In 2016, sales to the North America segment’s two largest customers were $311.5 million and $280.8 million which represented 12 percent and 11 percent of the Company’s net sales, respectively. In 2015, sales to the North America segment’s two largest customers were $301.7 million and $287.0 million which represented 12 percent and 11 percent of the Company’s net sales, respectively. In 2014, sales to the North America segment’s two largest customers were $296.5 million and $237.2 million which represented 13 percent and ten percent of the Company’s net sales, respectively.

Assets, depreciation and capital expenditures by segment

	Total Assets (December 31)			Depreciation and Amortization (Years Ended December 31)			Capital Expenditures (Years Ended December 31)
(dollars in millions)	2016	2015	2014	2016	2015	2014	2016	2015	2014
North America	$1,515.9	$1,381.1	$1,358.5	$42.9	$41.9	$37.8	$45.9	$43.5	$59.4
Rest of World	584.3	544.2	523.8	21.0	19.8	20.0	34.3	28.4	26.5
Corporate	790.8	703.9	615.8	1.2	1.3	2.0	0.5	0.8	0.2

Total	$2,891.0	$2,629.2	$2,498.1	$65.1	$63.0	$59.8	$80.7	$72.7	$86.1

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

	Long-lived Assets (December 31)				Net Sales (Years Ended December 31)
(dollars in millions)	2016	2015	2014		2016	2015	2014

United States	$292.4	$297.8	$285.4	United States	$1,570.7	$1,531.4	$1,447.9
China	184.3	157.3	144.0	China	887.1	787.1	691.8
Canada	3.1	2.7	3.5	Canada	138.7	129.9	128.8
Other Foreign	48.4	55.2	58.3	Other Foreign	89.4	88.1	87.5

Total	$528.2	$513.0	$491.2	Total	$2,685.9	$2,536.5	$2,356.0

15.	Quarterly Results of Operations (Unaudited)

(dollars in millions, except per share amounts)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2016	2015	2016	2015	2016	2015	2016	2015
Net sales	$636.9	$618.5	$667.0	$653.5	$683.9	$625.1	$698.1	$639.4
Gross profit	262.7	229.2	283.7	262.4	283.3	255.6	289.6	262.6
Net earnings	73.5	58.4	87.1	71.1	83.2	73.6	82.7	79.8

Basic earnings per share	0.42	0.33	0.50	0.40	0.48	0.42	0.48	0.45
Diluted earnings per share	0.41	0.32	0.49	0.40	0.47	0.41	0.47	0.45

Common dividends declared	0.12	0.095	0.12	0.095	0.12	0.095	0.12	0.095

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As allowed by Securities and Exchange Commission guidance, management excluded from its assessment Aquasana, Inc., which was acquired in 2016 and constituted 3.5 percent and 5.8 percent of total assets and net assets, respectively, as of December 31, 2016 and 0.8 percent and 0.2 percent of net sales and net earnings, respectively, for the year then ended. Based on this evaluation, our management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2016 as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

In 2016, we continued the implementation of a new global enterprise resource planning system. This multi-year initiative is being conducted in phases and includes modifications to the design and operation of controls over financial reporting. We are testing internal controls over financial reporting for design effectiveness prior to the implementation of each phase, and we have monitoring controls in place over the implementation of these changes.

Except as described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act) during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

A. O. Smith Corporation

We have audited A. O. Smith Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). A. O. Smith Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Aquasana, Inc., which is included in the 2016 consolidated financial statements of A. O. Smith Corporation and constituted 3.5 percent and 5.8 percent of total assets and net assets, respectively, as of December 31, 2016 and 0.8 percent and 0.2 percent of net sales and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of A. O. Smith Corporation also did not include an evaluation of the internal control over financial reporting of Aquasana, Inc.

In our opinion, A. O. Smith Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of A. O. Smith Corporation as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 17, 2017 expressed an unqualified opinion thereon.

Ernst & Young LLP

Milwaukee, Wisconsin

February 17, 2017

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the headings “Election of Directors” and “Board Committees” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference. The information required regarding Executive Officers of the company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

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

We have adopted a Financial Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. As a best practice, this code has been executed by key financial and accounting personnel as well. In addition, we have adopted a general code of business conduct for our directors, officers and all employees, which is known as the A. O. Smith Guiding Principles. The Financial Code of Ethics, the A. O. Smith Guiding Principles and other company corporate governance matters are available on our website at www.aosmith.com. We are not including the information contained on our website as a part of or incorporating it by reference into, this Form 10-K. We intend to disclose on this website any amendments to, or waivers from, the Financial Code of Ethics or the A. O. Smith Guiding Principles that are required to be disclosed pursuant to SEC rules. There have been no waivers of the Financial Code of Ethics or the A. O. Smith Guiding Principles. Stockholders may obtain copies of any of these corporate governance documents free of charge by writing to the Corporate Secretary at the address on the cover page of this Form 10-K.

The information included under the heading “Compliance with Section 16(a) of the Securities Exchange Act” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information included under the headings “Executive Compensation,” “Director Compensation,” “Report of the Personnel and Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in the company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the headings “Principal Stockholders” and “Security Ownership of Directors and Management” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2016.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3,469,208	(1)	$21.69	(2)	3,275,459	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	3,469,208		$21.69		3,275,459

(1)	Consists of 2,664,333 shares subject to stock options, 519,354 shares subject to employee share units and 285,521 shares subject to director share units.
(2)	Represents the weighted average exercise price of outstanding options and does not take into account outstanding share units.
(3)	Represents securities remaining available for issuance under the A. O. Smith Combined Incentive Compensation Plan. If any awards lapse, expire, terminate or are cancelled without issuance of shares, or shares are forfeited under any award, then such shares will become available for issuance under the A. O. Smith Combined Incentive Compensation Plan, hereby increasing the number of securities remaining available.

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information included under the headings “Director Independence and Financial Literacy”, “Compensation Committee Interlocks and Insider Participation” and “Procedure for Review of Related Party Transactions” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information included under the heading “Report of the Audit Committee” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year) required by this Item 14 is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements of the Company

Form 10-K Page Number
The following consolidated financial statements of A. O. Smith Corporation are included in Item 8:

Consolidated Balance Sheets at December 31, 2016 and 2015	25

For each of the three years in the period ended December 31, 2016:
- Consolidated Statement of Earnings	26
- Consolidated Statement of Comprehensive Earnings	26
- Consolidated Statement of Cash Flows	27
- Consolidated Statement of Stockholders’ Equity	28

Notes to Consolidated Financial Statements	29 - 54

2.	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts	63

Schedules not included have been omitted because they are not applicable.

3.	Exhibits - see the Index to Exhibits on pages 60 - 62 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K are listed as Exhibits 10(a) through 10(m) in the Index to Exhibits.

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

A. O. SMITH CORPORATION

Date: February 17, 2017	By:	/s/ Ajita G. Rajendra
Ajita G. Rajendra
Executive Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 17, 2017 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Signature

AJITA G. RAJENDRA	/s/ Ajita G. Rajendra
Chairman of the Board, President and Chief Executive Officer	Ajita G. Rajendra

JOHN J. KITA	/s/ John J. Kita
Executive Vice President and Chief Financial Officer	John J. Kita

DANIEL L. KEMPKEN	/s/ Daniel L. Kempken
Vice President and Controller	Daniel L. Kempken

RONALD D. BROWN	/s/ Ronald D. Brown
Director	Ronald D. Brown

GLOSTER B. CURRENT, Jr.	/s/ Gloster B. Current, Jr.
Director	Gloster B. Current, Jr.

WILLIAM P. GREUBEL	/s/ William P. Greubel
Director	William P. Greubel

PAUL W. JONES	/s/ Paul W. Jones
Director	Paul W. Jones

ILHAM KADRI	/s/ Ilham Kadri
Director	Ilham Kadri

BRUCE M. SMITH	/s/ Bruce M. Smith
Director	Bruce M. Smith

MARK D. SMITH	/s/ Mark D. Smith
Director	Mark D. Smith

IDELLE K. WOLF	/s/ Idelle K. Wolf
Director	Idelle K. Wolf

GENE C. WULF	/s/ Gene C. Wulf
Director	Gene C. Wulf

INDEX TO EXHIBITS

Exhibit Number	Description

(3)(i)		Restated Certificate of Incorporation of A. O. Smith Corporation as amended through April 11, 2016, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended March 31, 2016.

(3)(ii)		By-laws of A. O. Smith Corporation as amended October 13, 2015, incorporated by reference to the current report on Form 8-K dated October 16, 2015.

(4)	(a)	Restated Certificate of Incorporation of A. O. Smith Corporation as amended through April 11, 2016, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended March 31, 2016.

	(b)	Amended and Restated Credit Agreement, dated as of December 12, 2012, among A. O. Smith Corporation, A. O Smith Enterprises Ltd., A. O. Smith International Holdings B.V., and the financial institutions and agents party thereto, incorporated by reference to the current report on Form 8-K dated December 12, 2012.

	(c)	Amendment No. 1 dated as of December 15, 2016, to the Amended and Restated Credit Agreement, dated as of December 12, 2012, among A. O. Smith Corporation, A. O Smith Enterprises Ltd., A. O. Smith International Holdings B.V., and the financial institutions and agents party thereto.

	(d)	The corporation has instruments that define the rights of holders of long-term debt that are not being filed with this Registration Statement in reliance upon Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, copies of these instruments.

(10)	Material Contracts

	(a)	A. O. Smith Combined Incentive Compensation Plan, incorporated by reference as Exhibit A to the Proxy Statement filed on March 5, 2012 for the 2012 Annual Meeting of Stockholders.

	(b)	A. O. Smith Corporation Executive Life Insurance Plan, as amended January 1, 2009, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(c)	A. O. Smith Nonqualified Deferred Compensation Plan, adopted December 1, 2008, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(d)	A. O. Smith Corporation Executive Supplemental Pension Plan, as amended January 1, 2009, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(e)	A. O. Smith Corporation Executive Incentive Compensation Award Agreement, incorporated by reference to the Form S-8 Registration Statement filed by the corporation on July 30, 2007 (Reg. No. 333-144950).

	(f)	A. O. Smith Corporation Executive Incentive Compensation Award Agreement, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended March 31, 2012.

	(g)	A.O. Smith Corporation Executive Incentive Compensation Award Agreement, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended March 31, 2016.

	(h)	Offer Letter to Paul W. Jones, dated December 9, 2003, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2007.

	(i)	Offer Letter to Ajita G. Rajendra, dated September 20, 2004, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2007.

	(j)	Amendment to Offer Letter to Ajita G. Rajendra dated December 10, 2015, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2015.

INDEX TO EXHIBITS (continued)

Exhibit Number	Description

	(k)	Summary of Directors’ Compensation incorporated by reference to the quarterly report on Form 10-Q for the quarter ended June 30, 2015.

	(l)	A. O. Smith Corporation Senior Leadership Severance Plan, incorporated by Reference to the quarterly report for Form 10-Q for the quarter ended June 30, 2009.

	(m)	Form of A. O. Smith Corporation Special Retention Award Agreement, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended March 31, 2011.

	(n)	Stockholder Agreement dated as of December 9, 2008, between A. O. Smith Corporation and each Smith Investment Company stockholder who becomes a signatory thereto, incorporated by reference to the current report on Form 8-K dated December 9, 2008.

(21)		Subsidiaries.

(23)		Consent of Independent Registered Public Accounting Firm.

(31.1)		Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 17, 2017.

(31.2)		Certification by the Executive Vice-President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 17, 2017.

(32.1)		Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32.2)		Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(101)		The following materials from A. O. Smith Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) the Consolidated Statement of Earnings for the three years ended December 31, 2016, (iii) the Consolidated Statement of Comprehensive Earnings for the three years ended December 31, 2016, (iv) the Consolidated Statement of Cash Flows for the three years ended December 31, 2016, (v) the Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2016 and (vi) the Notes to Consolidated Financial Statements.

A. O. SMITH CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in millions)

Years ended December 31, 2016, 2015 and 2014

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquisition of Businesses	Deductions	Balance at End of Year

2016:
Valuation allowance for trade and notes receivable	$6.0	$1.1	$0.2	$(1.0)	$6.3
Valuation allowance for deferred tax assets	11.0	2.1	—	—	13.1

2015:
Valuation allowance for trade and notes receivable	$3.7	$2.6	—	$(0.3)	$6.0
Valuation allowance for deferred tax assets	9.8	1.4	—	(0.2)	11.0

2014:
Valuation allowance for trade and notes receivable	2.8	1.4	—	(0.5)	3.7
Valuation allowance for deferred tax assets	9.6	1.0	—	(0.8)	9.8