Form 10-Q
period 2017-03-31
SMITH A O CORP
filed 2017-05-08
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No

Class A Common Stock Outstanding as of May 2, 2017 — 26,146,675 shares

Common Stock Outstanding as of May 2, 2017 — 146,888,512 shares

Index

A. O. Smith Corporation

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Net sales	$740.0	$636.9
Cost of products sold	437.7	374.2

Gross profit	302.3	262.7
Selling, general and administrative expenses	182.1	159.4
Interest expense	2.2	1.7
Other income	(2.4)	(2.0)

Earnings before provision for income taxes	120.4	103.6
Provision for income taxes	32.7	30.1

Net Earnings	$87.7	$73.5

Net Earnings Per Share of Common Stock	$0.51	$0.42

Diluted Net Earnings Per Share of Common Stock	$0.50	$0.41

Dividends Per Share of Common Stock	$0.14	$0.12

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(dollars in millions)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Net earnings	$87.7	$73.5
Other comprehensive earnings (loss)
Foreign currency translation adjustments	7.3	8.6
Unrealized net gain (loss) on cash flow derivative instruments, less related income tax (provision) benefit of ($0.7) in 2017 and $1.2 in 2016	1.1	(2.0)
Adjustment to pension liability, less related income tax provision of $(1.7) in 2017 and $(1.5) in 2016	2.6	2.5

Comprehensive Earnings	$98.7	$82.6

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	(unaudited) March 31, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$293.4	$330.4
Marketable securities	428.9	424.2
Receivables	584.1	518.7
Inventories	257.1	251.1
Other current assets	42.0	37.6

Total Current Assets	1,605.5	1,562.0

Property, plant and equipment	951.6	932.5
Less accumulated depreciation	(484.0)	(470.6)

Net property, plant and equipment	467.6	461.9
Goodwill	491.8	491.5
Other intangibles	305.1	308.3
Other assets	70.2	67.3

Total Assets	$2,940.2	$2,891.0

Liabilities
Current Liabilities
Trade payables	$493.5	$528.6
Accrued payroll and benefits	58.2	84.3
Accrued liabilities	116.7	101.0
Product warranties	44.9	44.5
Debt due within one year	7.2	7.2

Total Current Liabilities	720.5	765.6

Long-term debt	362.2	316.4
Pension liabilities	102.4	109.0
Other liabilities	188.7	184.7

Total Liabilities	1,373.8	1,375.7

Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 27,000,000 shares; issued 26,277,055 and 26,313,351	131.4	131.6
Common Stock, $1 par value: authorized 240,000,000 shares; issued 164,430,537 and 164,394,241	164.4	164.4
Capital in excess of par value	482.5	477.6
Retained earnings	1,656.4	1,593.0
Accumulated other comprehensive loss	(352.2)	(363.2)
Treasury stock at cost	(516.1)	(488.1)

Total Stockholders’ Equity	1,566.4	1,515.3

Total Liabilities and Stockholders’ Equity	$2,940.2	$2,891.0

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net earnings	$87.7	$73.5
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	16.9	16.2
Stock based compensation expense	5.9	5.1
Net changes in operating assets and liabilities:
Current assets and liabilities	(119.3)	(69.7)
Noncurrent assets and liabilities	(2.7)	1.4

Cash (Used in) Provided by Operating Activities	(11.5)	26.5

Investing Activities
Capital expenditures	(16.8)	(19.4)
Investments in marketable securities	(136.0)	(143.5)
Net proceeds from sale of marketable securities	134.9	132.4

Cash Used in Investing Activities	(17.9)	(30.5)

Financing Activities
Long-term debt incurred	45.7	37.4
Common stock repurchases	(30.1)	(30.5)
Net proceeds from stock option activity	1.2	0.2
Dividends paid	(24.4)	(21.2)

Cash Used In Financing Activities	(7.6)	(14.1)

Net decrease in cash and cash equivalents	(37.0)	(18.1)
Cash and cash equivalents - beginning of period	330.4	323.6

Cash and Cash Equivalents - End of Period	$293.4	$305.5

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 17, 2017.

Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (FASB) amended Accounting Standards Codification (ASC) 715, Compensation – Retirement Benefits (issued under Accounting Standards Update (ASU) 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”). This amendment changes the way net periodic benefit cost associated with employer-sponsored defined benefit plans is presented in the income statement. Under the amendment, the service cost component of net periodic benefit cost is included in the same lines in the income statement as other employee compensation costs and the other components of net periodic benefit cost must be presented separately outside of income from operations. The amendment requires adoption beginning January 1, 2018. The Company does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.

In January 2017, the FASB amended ASC 350, Intangibles – Goodwill and Other (issued under ASU 2017-04, “Simplifying the Test for Goodwill Impairment”). The amendment simplifies the test for goodwill impairment by only requiring an entity to perform an annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount that the carrying amount exceeds the reporting unit’s fair value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendment requires adoption beginning January 1, 2019. The Company does not expect that the adoption of ASU 2017-04 will have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.

1.	Basis of Presentation (continued)

In October 2016, the FASB amended ASC 740, Income Taxes (issued under ASU 2016-16). This amendment requires that the income tax consequences of an intra-entity transfer of an asset other than inventory be recognized when the transfer occurs. The amendment is effective for the Company beginning January 1, 2018. This amendment is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. The Company does not expect the adoption of amended ASU 2016-16 will have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.

In August 2016, the FASB amended ASC 230, Statement of Cash Flows (issued under ASU 2016-15, “Clarification of Certain Cash Receipts and Cash Payments”). This amendment clarifies reporting for contingent consideration payments made after a business combination depending on how soon after the acquisition the payments are made. The amendment requires adoption for periods beginning January 1, 2018 and permits early adoption. The Company does not expect the adoption of ASU 2016-15 will have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.

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

In May 2014, the FASB issued ASC 606-10, Revenue from Contracts with Customers (issued under ASU 2014-09). ASC 601-10 will replace all existing revenue recognition guidance when effective. In July 2015, the FASB approved a one-year deferral of the effective date to periods beginning January 1, 2018. The Company expects to utilize the full retrospective method of adoption beginning January 1, 2018 and does not expect the adoption of ASC 606-10 to have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.

2.	Acquisitions

On August 8, 2016, the Company acquired 100 percent of the shares of Aquasana, Inc. (Aquasana), a Texas-based water treatment company. With the addition of Aquasana, the Company entered the U.S. water treatment market. Aquasana is included in the Company’s North America segment for reporting purposes.

The Company paid an aggregate cash purchase price of $85.1 million, net of $1.9 million of cash acquired. In addition, the Company incurred acquisition-related costs of approximately $1.2 million and recorded contingent consideration and a holdback of $1.7 million, the fair value of the contingent consideration due to the former owners of Aquasana as of the date of the acquisition. As of March 31, 2017, the fair value of the contingent consideration and holdback is valued at $1.7 million.

The following table summarizes the allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition. The $30.0 million of acquired intangible assets was comprised of $21.5 million of trade names that are not subject to amortization, $8.3 million of customer lists being amortized over ten years and $0.2 million of patents being amortized over five years.

August 8, 2016 (dollars in millions)
Current assets, net of cash acquired	$7.3
Property, plant and equipment	2.7
Intangible assets	30.0
Goodwill	60.4

Total assets acquired	100.4
Current liabilities	(7.1)
Long-term liabilities	(8.2)

Total liabilities assumed	(15.3)

Net assets acquired	$85.1

The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations have been included in the Company’s consolidated financial statements from August 8, 2016, the date of acquisition.

On August 26, 2016, the Company acquired certain assets, primarily inventory, and assumed a lease of a small electric water heater manufacturer serving the North America market. The Company paid a cash purchase price of $5.7 million for the assets. Under the purchase agreement, the Company agreed to make additional contingent payments related to the acquired assets if certain conditions are met over the next ten years. As of the acquisition date and March 31, 2017, the Company estimated the fair value of the contingent payments at $5.2 million and has a liability recorded for the contingent consideration totaling that amount.

3.	Inventories

(dollars in millions)	March 31, 2017	December 31, 2016
Finished products	$116.8	$114.1
Work in process	15.8	13.0
Raw materials	142.9	142.4

Inventories, at FIFO cost	275.5	269.5
LIFO reserve	(18.4)	(18.4)

Net inventory	$257.1	$251.1

4.	Product Warranties

The Company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. The following table presents the Company’s warranty liability activity.

(dollars in millions)	2017	2016
Balance at January 1	$140.9	$139.4
Expense	12.4	12.5
Claims settled	(10.7)	(11.3)

Balance at March 31	$142.6	$140.6

5.	Long-Term Debt

The Company has a $500 million multi-year multi-currency revolving credit agreement with a group of nine banks, which expires on December 15, 2021. The facility has an accordion provision which allows it to be increased up to $700 million if certain conditions (including lender approval) are satisfied.

Borrowings under bank credit lines and commercial paper borrowings are supported by the $500 million revolving credit agreement. As a result of the long-term nature of this facility, the Company’s commercial paper and credit line borrowings are classified as long-term debt at March 31, 2017. At its option, the Company either maintains cash balances or pays fees for bank credit and services.

On November 28, 2016, the Company issued an aggregate of $45 million in term notes in two tranches to two insurance companies. Principal payments commence in 2023 and 2028 and the notes mature in 2029 and 2034, respectively. The notes have interest rates of 2.87 percent and 3.10 percent, respectively. The proceeds received from the issuance of the notes were used to pay down borrowings under the Company’s revolving credit facility.

6.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended March 31,
	2017	2016
Denominator for basic earnings per share - weighted average shares	173,380,076	175,694,006
Effect of dilutive stock options, restricted stock and share units	2,039,843	2,116,716

Denominator for diluted earnings per share	175,419,919	177,810,722

7.	Stock Based Compensation

The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the “Plan”) effective January 1, 2007. The Plan was reapproved by stockholders on April 16, 2012. The Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options or share units at March 31, 2017 was 2,902,594. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.

Total stock based compensation expense recognized in the three months ended March 31, 2017 and 2016 was $5.9 million and $5.1 million, respectively.

Stock Options

The stock options granted in the three months ended March 31, 2017 and 2016 have three year pro rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant. For active employees, all options granted in 2017 and 2016 expire ten years after date of grant. The Company’s stock options are expensed ratably over the three year vesting period; however, included in stock option expense for the three months ended March 31, 2017 and 2016 was expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Stock based compensation expense attributable to stock options in the three months ended March 31, 2017 and 2016 was $2.9 million and $2.5 million, respectively.

Changes in option shares, all of which relate to the Company’s Common Stock, were as follows for the three months ended March 31, 2017:

	Weighted-Avg. Per Share Exercise Price	Number of Options	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2017	$21.69	2,664,333
Granted	50.16	358,150
Exercised	23.32	(222,192)
Terminated	31.39	(1,360)

Outstanding at March 31, 2017	25.19	2,798,931	8 years	$72.7

Exercisable at March 31, 2017	18.68	1,911,832	7 years	$62.1

7.	Stock Based Compensation (continued)

The weighted-average fair value per option at the date of grant during the three months ended March 31, 2017 and 2016 using the Black-Scholes option-pricing model was $13.04 and $7.89, respectively. Assumptions were as follows:

	Three Months Ended March 31,
	2017	2016
Expected life (years)	5.7	5.8
Risk-free interest rate	2.4%	1.7%
Dividend yield	1.0%	1.3%
Expected volatility	26.5%	27.8%

The expected lives of options for purposes of these models are based on historical exercise behavior. The risk-free interest rates for purposes of these models are based on the U.S. Treasury yield curve in effect on the date of grant for the respective expected lives of the option. The expected dividend yields for purposes of these models are based on the dividends paid in the preceding four quarters divided by the grant date market value of the Common Stock. The expected volatility for purposes of these models are based on the historical volatility of the Common Stock.

Stock Appreciations Rights (SARs)

Certain non-U.S.-based employees have been granted SARs. Each SAR award grants the employee the right to receive cash equal to the excess of the share price of the Company’s Common Stock on the date that a participant exercises such right over the grant date value of the SAR. SARs granted have three year pro rata vesting from the date of grant. SARs were issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant and expire ten years from the date of grant. The fair value and compensation expense related to SARs are measured at each reporting period using the Black-Scholes option-pricing model, using assumptions similar to stock option awards. No SARs were granted in 2017 or 2016. As of March 31, 2017, there were 23,660 SARs outstanding and 14,818 were exercisable. In the three months ended March 31, 2017, 427 SARs were exercised and 853 SARs were terminated. Stock based compensation expense was minimal in the three months ended March 31, 2017 and 2016.

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the Plan. The Company granted 107,755 and 155,154 share units under the plan in the three months ended March 31, 2017 and 2016, respectively. The share units were valued at $5.4 million and $4.9 million at the date of issuance in 2017 and 2016, respectively, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period; however, included in share unit expense in the three months ended March 31, 2017 and 2016 was expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period. Stock based compensation expense attributable to share units of $3.0 million and $2.6 million was recognized in the three months ended March 31, 2017 and 2016, respectively. Certain non-U.S.-based employees receive the cash value of vested shares at the vesting date in lieu of shares.

7.	Stock Based Compensation (continued)

A summary of share unit activity under the plan is as follows for the three months ended March 31, 2017:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2017	544,055	$27.35
Granted	107,755	50.16
Vested	(213,273)	23.24
Forfeited	(2,060)	31.22

Issued and unvested at March 31, 2017	436,477	34.97

8.	Pensions

The following table presents the components of the Company’s net pension income.

(dollars in millions)	Three Months Ended March 31,
	2017	2016
Service cost	$0.4	$0.5
Interest cost	7.5	7.6
Expected return on plan assets	(14.4)	(13.8)
Amortization of unrecognized loss	4.5	4.3
Amortization of prior service cost	(0.1)	(0.3)

Defined benefit plan income	$(2.1)	$(1.7)

The Company was not required to make a contribution to its U.S. pension plan in 2016 but made a voluntary $30 million contribution. The Company is not required to make a contribution and does not anticipate making a contribution in 2017.

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

9.	Operations by Segment (continued)

The following table presents the Company’s results of operations by segment:

(dollars in millions)	Three Months Ended March 31,
	2017	2016
Net sales
North America	$487.3	$423.9
Rest of World	259.5	217.4
Inter-segment sales	(6.8)	(4.4)

	$740.0	$636.9

Operating earnings
North America	$104.2	$91.9
Rest of World	32.5	26.9
Inter-segment earnings elimination	(0.1)	(0.1)

	136.6	118.7

Corporate expenses	(14.0)	(13.4)
Interest expense	(2.2)	(1.7)

Earnings before income taxes	120.4	103.6
Provision for income taxes	32.7	30.1

Net earnings	$87.7	$73.5

10.	Fair Value Measurements

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

10.	Fair Value Measurements (continued)

The following table presents assets measured at fair value on a recurring basis.

(dollars in millions)
Fair Value Measurement Using	March 31, 2017	December 31, 2016
Quoted prices in active markets for identical assets (Level 1)	$429.0	$424.5

There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis during the three months ended March 31, 2017.

11.	Derivative Instruments

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

11.	Derivative Instruments (continued)

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

The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts.

(dollars in millions)	March 31,
	2017		2016
	Buy	Sell	Buy	Sell
British pound	$—	$0.9	$—	$0.8
Canadian dollar	—	58.8	—	84.3
Euro	19.1	1.4	17.6	1.3
Mexican peso	13.7	—	16.2	—

Total	$32.8	$61.1	$33.8	$86.4

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

The after-tax gains and losses on the effective portion of the copper and steel hedge contracts as of March 31, 2017 were recorded in accumulated other comprehensive loss and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The after-tax gains and losses on the effective portion of the contracts will be reclassified within one year. Contractual amounts of the Company’s commodities futures contracts were immaterial as of the three months ended March 31, 2017.

11.	Derivative Instruments (continued)

The following tables present the impact of derivative contracts on the Company’s financial statements.

Fair value of derivatives designated as hedging instruments under ASC 815:

(dollars in millions)	Balance Sheet Location	March 31, 2017	December 31, 2016
Foreign currency contracts	Other current assets	$1.0	$1.9
	Accrued liabilities	—	(2.0)
Commodities contracts	Other current assets	1.3	0.8
	Accrued liabilities	(0.2)	(0.3)

Total derivatives designated as hedging instruments		$2.1	$0.4

The effect of derivatives instruments on the condensed consolidated statement of earnings:

Three Months Ended March 31 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into earnings (effective portion)		Location of gain (loss) recognized in earnings on derivative (ineffective portion)	Amount of gain (loss) recognized in earnings on a derivative (ineffective portion)
	2017	2016		2017	2016		2017	2016
Foreign currency contracts	$1.1	$(3.8)	Cost of products sold	$—	$0.3	N/A	$—	$—

Commodities contracts	—	1.1	Cost of products sold	(0.5)	0.3	Cost of products sold	—	—

	$1.1	$(2.7)		$(0.5)	$0.6		$—	$—

12.	Income Taxes

The effective income tax rate for the three months ended March 31, 2017 was 27.2 percent compared to 29.0 percent for the three months ended March 31, 2016. The Company estimates that its annual effective income tax rate for the full year 2017 will be approximately 28.75 percent to 29 percent, assuming no material changes to existing tax codes. The full year effective income tax rate in 2016 was 29.4 percent. The lower effective income tax rate for the three months ended March 31, 2017 compared to the anticipated full year 2017 effective income tax rate and the effective income tax rate for the three months ended March 31, 2016 was primarily due to the recognition of larger discrete income tax benefits associated with excess tax benefits on settled stock based compensation awards. The effective income tax rate in the three months ended March 31, 2017 benefitted from a more favorable geographic earnings mix compared to the same period last year. The Company anticipates a more favorable geographic earnings mix for the full year 2017 compared to 2016.

As of March 31, 2017, the Company had $4.2 million of unrecognized tax benefits of which $0.6 million would affect its effective income tax rate if recognized. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

12.	Income Taxes (continued)

The Company’s U.S. federal income tax returns for 2014-2016 are subject to audit. The Company is subject to state and local income tax audits for tax years 2001-2016. The Company is subject to non-U.S. income tax examinations for years 2008-2016.

13.	Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)	Three Months Ended March 31,
	2017		2016
Cumulative foreign currency translation
Balance at beginning of period	$(79.2)		$(39.4)
Other comprehensive income before reclassifications	7.3		8.6

Balance at end of period	(71.9)		(30.8)

Unrealized net gain on cash flow derivatives
Balance at beginning of period	0.2		1.2
Other comprehensive income (loss) before reclassifications	0.8		(1.6)
Realized gains (losses) on derivatives reclassified to cost of products sold (net of income tax (benefit) provision of ($0.2) and $0.2 in 2017 and 2016, respectively)	0.3		(0.4)

Balance at end of period	1.3		(0.8)

Pension liability
Balance at beginning of period	(284.2)		(275.2)
Amounts reclassified from accumulated other comprehensive loss: (1)	2.6		2.5

Balance at end of period	(281.6)		(272.7)

Accumulated other comprehensive loss, end of period	$(352.2)		$(304.3)

(1) Amortization of pension items:

Actuarial losses	$4.5	(2)	$4.3	(2)
Prior year service cost	(0.1	) (2)	(0.3	) (2)

	4.4		4.0
Income tax benefit	(1.8)		(1.5)

Reclassification net of income tax benefit	$2.6		$2.5

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

Sales in our North America segment increased approximately 15 percent in the first quarter of 2017 primarily driven by higher volumes of residential and commercial water heaters in the U.S. and Canada and pricing actions in August 2016 related to steel cost increases and inflationary pressure on other input costs. Aquasana, which we acquired in August 2016, added $10.3 million to segment sales in the first quarter of 2017.

We project our sales in the U.S. will grow in 2017 due to higher residential and commercial water heater volumes resulting from industry-wide new construction growth and expansion of replacement demand. We expect sales of Lochinvar-branded products to grow over eight percent in 2017 driven by double-digit boiler sales growth, new product introductions and growth in sales of energy efficient products. We expect Aquasana to incrementally add nearly $40 million to full year 2017 sales.

Sales in our Rest of World segment grew approximately 19 percent in the first quarter of 2017 as a result of 20 percent sales growth in China. China sales in local currency terms grew approximately 27 percent in the first quarter compared to the same period last year driven by higher demand for our consumer products and by a pre-buy by our customers in advance of a price increase related to steel and other costs.

We expect full year 2017 sales in China to grow at a rate of over 15 percent in local currency terms driven by expected continued overall water heater market growth, market share gains, improved product mix and water treatment product sales growth at a rate significantly higher than 15 percent. Our sales in India were approximately $18 million last year and we expect our sales in India to grow over 30 percent in 2017.

Combining all of these factors, we expect total company sales growth of between nine percent and ten percent in 2017 and between 10.5 percent and 11.5 percent in local currency terms.

RESULTS OF OPERATIONS

FIRST THREE MONTHS OF 2017 COMPARED TO 2016

Sales in the first quarter of 2017 were $740.0 million, approximately 16 percent higher than sales of $636.9 million in the first quarter of 2016. Excluding the impact of the appreciation of the U.S. dollar against Chinese currency, sales increased approximately 18 percent in the first quarter of 2017 compared to the same period last year. China sales grew approximately 20 percent in U.S. dollar terms and 27 percent in local currency terms due to increased sales of water heating, water treatment and air purifier products.

First quarter gross profit margin of 40.9 percent in 2017 was slightly lower than gross profit margin of 41.2 percent in the first quarter of 2016. The gross profit margin in 2017 was impacted by higher steel and other input costs compared to the prior year quarter.

Selling, general and administrative (SG&A) expenses for the first quarter of 2017 were $182.1 million or $22.7 million higher than SG&A expenses of $159.4 million in the first quarter of 2016. The increase in SG&A expenses in 2017 was primarily due to higher selling and advertising expenses in China to support sales growth.

Interest expense in the first quarter of 2017 was $2.2 million, up from $1.7 million in the same period last year. The higher interest expense in the first quarter of 2017 was primarily due to higher interest rates as well as higher overall debt levels primarily related to share repurchases and our Aquasana acquisition.

Other income was $2.4 million in the first quarter of 2017, up from $2.0 million in the same period last year. The increase in other income in the first quarter of 2017 was primarily due to higher interest income.

Our pension costs and credits are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages, and years of service. We consider current market conditions including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 7.5 percent in 2017, consistent with 2016. The discount rate used to determine net periodic pension costs decreased from 4.40 percent in 2016 to 4.15 percent in 2017. Pension income for the first quarter of 2017 was $2.1 million compared $1.7 million in the first quarter of 2016. Our pension income is reflected in cost of products sold and SG&A expenses.

Our effective income tax rate for the first quarter of 2017 was 27.2 percent compared to 29.0 percent in the same period last year. We estimate that our effective income tax rate for the full year 2017 will be approximately 28.75 percent to 29 percent, assuming no material changes to existing tax codes. The lower effective income tax rate for the first quarter of 2017 compared to the anticipated full year 2017 effective income tax rate and the effective income tax rate in the first quarter of 2016 was primarily due to the recognition of larger discrete income tax benefits associated with excess tax benefits on settled stock based compensation awards. The effective income tax rate in the first quarter of 2017 benefitted and we expect the full year 2017 will benefit from a more favorable geographic earnings mix compared to last year.

North America

Sales in the North America segment were $487.3 million in the first quarter of 2017 or $63.4 million higher than sales of $423.9 million in the first quarter of 2016. The increase in sales was primarily due to higher volumes of residential and commercial water heaters in the U.S. and Canada and pricing actions in August 2016 related to steel cost increases and inflationary pressure on other input costs. Aquasana, acquired in August 2016, added $10.3 million to North America sales in the first quarter of 2017.

North America operating earnings were $104.2 million in the first quarter of 2017 which was higher than operating earnings of $91.9 million in the same period of 2016. The higher operating earnings in 2017 were primarily due to the impacts of higher volumes of water heaters and higher prices that were partially offset by higher steel and other input costs. North America operating margin in the first quarter of 2017 of 21.4 percent was slightly lower than the operating margin of 21.7 percent in the same period last year. The lower operating margin in the first quarter of 2017 was due to the impact of the newly acquired Aquasana, which has lower margins than the segment generally. We expect our full year segment operating margin to be between 21.5 and 22 percent in 2017 slightly lower than last year due to the impact of lower Aquasana operating margins, which we project will adversely impact the overall North America segment margin by nearly 50 basis points.

Rest of World

Sales in the Rest of World segment were $259.5 million in the first quarter of 2017 or $42.1 million higher than sales of $217.4 million in the first quarter of 2016. China sales increased 20 percent in U.S. dollar terms and 27 percent in local currency terms in the first quarter of 2017 compared to the same period last year due to higher demand for our consumer products led by water treatment and air purification products and a pre-buy by our customers in advance of a price increase related to steel and other costs. In local currency terms, sales of water treatment products in China increased over 50 percent and sales of air purification products grew over 80 percent compared to the first quarter of 2016.

Rest of World operating earnings were $32.5 million in the first quarter of 2017 compared to $26.9 million in the first quarter of 2016. The impact of higher China sales in the first quarter of 2017 was partially offset by increased SG&A expenses in China. Higher SG&A expenses were primarily caused by higher selling and advertising expenses in China to support sales growth. Operating earnings in the first quarter of 2017 were negatively impacted by approximately $2 million due to China currency translation compared to the same period last year. The China price increase had a minimal impact on segment operating earnings in the first quarter of 2017. The first quarter operating margin of 12.5 percent in 2017 is essentially equal to our operating margin of 12.4 percent in the same period last year. We expect full year operating margin of greater than 14 percent in 2017.

Outlook

We expect total company sales growth of between nine and ten percent in 2017 and between 10.5 percent and 11.5 percent in local currency terms. With solid performance in the first quarter, we have increased the midpoint our EPS guidance for 2017. We believe we will achieve full-year earnings of between $2.03 and $2.09 per share, which excludes the potential impact from future acquisitions.

Liquidity & Capital Resources

Working capital of $885.0 million at March 31, 2017 was $88.6 million higher than at December 31, 2016 primarily due to sales-related increases to accounts receivable balances and lower receipts of cash in advance of sales from distribution customers in China. Timing of annual employee incentive payments contributed to lower current liability balances compared with the end of 2016. As of March 31, 2017, essentially all of the $722.3 million of cash, cash equivalents and marketable securities were held by our foreign subsidiaries. We would incur a cost to repatriate these funds to the U.S. and have accrued $37.8 million for the repatriation of a portion of these funds.

Cash used in operating activities in the first quarter of 2017 was $11.5 million compared with $26.5 million of cash provided by operations during the same period last year. Higher earnings were more than offset by higher outlays for working capital. These factors resulted in lower cash flow in the first quarter of 2017. For the full year 2017, we expect cash provided by operating activities to be approximately $375 million.

Capital expenditures totaled $16.8 million in the first quarter of 2017, compared with $19.4 million in the year ago period. We project 2017 capital expenditures will be approximately $100 million, including approximately $45 million related to capacity expansion to support the strong growth of water treatment and air purification products in China. We expect full year depreciation and amortization will be approximately $70 million.

In December 2016, we completed a $500 million multi-currency credit facility with a group of nine banks, which expires in December 2021. The facility has an accordion provision which allows us to increase it up to $700 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of March 31, 2017.

The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt. At March 31, 2017, we had available borrowing capacity of $265.0 million under this facility. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.

In November 2016, we issued an aggregate $45 million of fixed rate term notes in two tranches to two insurance companies. Principal payments commence in 2023 and 2028 and the notes mature in 2029 and 2034, respectively. The notes carry interest rates of 2.87 percent and 3.10 percent, respectively. We used proceeds from the issuance of the notes to pay down borrowings under our revolving credit facility.

Our total debt increased $45.8 million from $323.6 million at December 31, 2016 to $369.4 million at March 31, 2017, as our cash flows generated in the U.S. were more than offset by our share repurchase activity and dividend payments. Our leverage, as measured by the ratio of total debt to total capitalization, was 19.1 percent at the end of the first quarter in 2017, compared with 17.6 percent at the end of last year.

Our pension plan continues to meet all funding requirements under ERISA regulations. We are required to make a contribution to the plan in 2017, and we do not plan to make any voluntary contributions to the plan in 2017.

In 2016, our Board of Directors approved adding 3,000,000 shares of common stock to an existing discretionary share repurchase authority. Under the share repurchase program, our common stock may be purchased through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors, which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. During the first quarter of 2017, we repurchased 606,850 shares of our stock at a total cost of $30.1 million. A total of approximately 4,300,000 shares remained on the existing repurchase authority at March 31, 2017. Depending on factors such as stock price, working capital requirements and alternative investment opportunities, we expect to spend approximately $135 million on stock repurchases through our Rule 10b5-1 automatic trading plan in 2017. In addition, we may opportunistically spend an additional $65 million on share repurchases in 2017.

On April 12, 2017, our Board of Directors declared a cash dividend of $0.14 per share on our Common Stock and Class A common stock. The dividend is payable on May 15, 2017 to shareholders of record on April 28, 2017.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S. which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2016. We believe that at March 31, 2017, there has been no material change to this information.

Recent Accounting Pronouncements

Refer to Recent Accounting Pronouncements in Note 1 – Basis of Presentation in the notes to our condensed consolidated financial statements included in Part 1 Financial Information.

Forward Looking Statements

This filing contains statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: a further slowdown in the growth rate of the Chinese economy and/or a decline in the growth rate of consumer spending in China; potential weakening in the high efficiency boiler segment in the U.S.; significant volatility in raw material prices; our inability to implement or maintain pricing actions; potential weakening in U.S. residential or commercial construction or instability in our replacement markets; foreign currency fluctuations; our ability to successfully integrate or achieve our strategic objectives resulting from future acquisitions; competitive pressures on our businesses; the impact of potential information technology or data security breaches; changes in governmental regulations or regulatory requirements; and adverse developments in general economic, political and business conditions in key regions of the world. Forward-looking statements included in this filing are made only as of the date of this filing, and we are under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the Company, or persons acting on our behalf, are qualified entirely by these cautionary statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2016, we are exposed to various types of market risks, including currency and certain commodity risks. Our quantitative and qualitative disclosures about market risk have not materially changed since that report was filed. We monitor our currency and commodity risks on a continuous basis and generally enter into forward and futures contracts to minimize these exposures. The majority of the contracts are for periods of less than one year. Our Company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon this evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 13 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2016, our Board of Directors authorized the purchase of an additional 3,000,000 shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In the first quarter of 2017, we repurchased 606,850 shares at an average price of $49.64 per share and at a total cost of $30.1 million. As of March 31, 2017, there were 4,299,553 shares remaining on the existing repurchase authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1 – January 31, 2017	170,850	$48.11	170,850	4,735,553
February 1 – February 28, 2017	177,000	49.48	177,000	4,558,553
March 1 – March 31, 2017	259,000	50.76	259,000	4,299,553

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Refer to the Exhibit Index on page 26 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

May 8, 2017	/s/ Daniel L. Kempken
Daniel L. Kempken
Vice President and Controller

/s/ John J. Kita
John J. Kita
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2017 and 2016, (ii) the Condensed Consolidated Statement of Comprehensive Earnings for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2017, and December 31, 2016 (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and 2016 (v) the Notes to Condensed Consolidated Financial Statements