Form 10-Q
period 2017-09-30
SMITH A O CORP
filed 2017-11-06
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017.

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

Class A Common Stock Outstanding as of October 31, 2017 — 26,113,827 shares

Common Stock Outstanding as of October 31, 2017 — 145,815,700 shares

Index

A. O. Smith Corporation

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$749.9	$683.9	$2,228.1	$1,987.8
Cost of products sold	443.2	400.6	1,313.2	1,158.1

Gross profit	306.7	283.3	914.9	829.7
Selling, general and administrative expenses	175.8	164.7	535.2	484.1
Interest expense	2.5	2.1	7.2	5.7
Other income	(3.2)	(1.9)	(7.5)	(6.2)

Earnings before provision for income taxes	131.6	118.4	380.0	346.1
Provision for income taxes	37.9	35.2	106.2	102.3

Net Earnings	$93.7	$83.2	$273.8	$243.8

Net Earnings Per Share of Common Stock	$0.54	$0.48	$1.58	$1.39

Diluted Net Earnings Per Share of Common Stock	$0.54	$0.47	$1.57	$1.38

Dividends Per Share of Common Stock	$0.14	$0.12	$0.42	$0.36

A.O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(dollars in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net earnings	$93.7	$83.2	$273.8	$243.8
Other comprehensive earnings (loss)
Foreign currency translation adjustments	17.3	(3.5)	38.2	(12.0)
Unrealized net losses on cash flow derivative instruments, less related income tax benefit of $1.0 and $0.7 in 2017, $0.2 and $1.1 in 2016	(1.6)	(0.2)	(1.0)	(1.7)
Adjustment to pension liability, less related income tax provision of $(1.7) and $(2.3) in 2017 and $(1.6) and $(1.5) in 2016	2.6	2.4	3.6	2.3

Comprehensive Earnings	$112.0	$81.9	$314.6	$232.4

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	(unaudited) September 30, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$321.9	$330.4
Marketable securities	446.0	424.2
Receivables	587.1	518.7
Inventories	292.1	251.1
Other current assets	51.0	37.6

Total Current Assets	1,698.1	1,562.0
Property, plant and equipment	1,017.4	932.5
Less accumulated depreciation	(515.7)	(470.6)

Net property, plant and equipment	501.7	461.9
Goodwill	516.3	491.5
Other intangibles	312.3	308.3
Other assets	76.2	67.3

Total Assets	$3,104.6	$2,891.0

Liabilities
Current Liabilities
Trade payables	$500.1	$528.6
Accrued payroll and benefits	80.2	84.3
Accrued liabilities	99.7	101.0
Product warranties	44.2	44.5
Debt due within one year	7.5	7.2

Total Current Liabilities	731.7	765.6
Long-term debt	442.2	316.4
Pension liabilities	66.0	109.0
Other liabilities	198.8	184.7

Total Liabilities	1,438.7	1,375.7
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 27,000,000 shares; issued 26,246,059 and 26,313,351	131.2	131.6
Common Stock, $1 par value: authorized 240,000,000 shares; issued 164,461,533 and 164,394,241	164.5	164.4
Capital in excess of par value	485.7	477.6
Retained earnings	1,794.0	1,593.0
Accumulated other comprehensive loss	(322.4)	(363.2)
Treasury stock at cost	(587.1)	(488.1)

Total Stockholders’ Equity	1,665.9	1,515.3

Total Liabilities and Stockholders’ Equity	$3,104.6	$2,891.0

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net earnings	$273.8	$243.8
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	51.9	48.7
Stock based compensation expense	8.5	8.1
Net changes in operating assets and liabilities:
Current assets and liabilities	(154.5)	(23.5)
Noncurrent assets and liabilities	(29.5)	(13.5)

Cash Provided by Operating Activities	150.2	263.6
Investing Activities
Capital expenditures	(66.4)	(58.7)
Acquisitions	(43.1)	(90.5)
Investments in marketable securities	(407.3)	(415.5)
Net proceeds from sale of marketable securities	405.3	318.2

Cash Used in Investing Activities	(111.5)	(246.5)
Financing Activities
Long-term debt incurred	125.8	86.5
Common stock repurchases	(103.3)	(100.2)
Net proceeds from stock option activity	3.1	5.5
Dividends paid	(72.8)	(63.2)

Cash Used In Financing Activities	(47.2)	(71.4)

Net decrease in cash and cash equivalents	(8.5)	(54.3)
Cash and cash equivalents—beginning of period	330.4	323.6

Cash and Cash Equivalents—End of Period	$321.9	$269.3

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 17, 2017.

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (FASB) amended Accounting Standards Codification (ASC) 815, Derivatives and Hedging (issued under Accounting Standards Update (ASU) 2017-12, “Targeted Improvements to Accounting for Hedging Activities”). Under this amendment, more hedging strategies will be eligible for hedge accounting treatment. ASU 2017-12 also amends the presentation and disclosure requirements regarding derivatives and hedging and changes how companies assess effectiveness. The amendment requires adoption on January 1, 2019 and permits early adoption in any interim or annual period. The Company does not expect that the adoption of ASU 2017-12 will have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.

In May 2017, the FASB amended ASC 718, Compensation – Stock Compensation (issued under ASU 2017-09, “Scope of Modification Accounting”). This amendment clarifies when changes to the terms or conditions of share-based payment awards must be accounted for as a modification. Under this amendment, modification accounting must be used if three conditions are met: the fair value changes, the vesting conditions change, or the classification of the award changes due to the changes in terms or conditions. The amendment requires adoption on January 1, 2018 and permits early adoption. The Company does not expect that the adoption of ASU 2017-09 will have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.

In March 2017, the FASB amended ASC 715, Compensation – Retirement Benefits (issued under ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”). This amendment changes the way net periodic benefit cost associated with employer-sponsored defined benefit plans is presented in the statement of earnings. Under the amendment, the service cost component of net periodic benefit cost is included in the same lines in the statement of earnings as other employee compensation costs and the other components of net periodic benefit cost must be presented separately outside of income from operations. The amendment requires adoption on January 1, 2018. The Company does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.

1.	Basis of Presentation (continued)

In January 2017, the FASB amended ASC 350, Intangibles – Goodwill and Other (issued under ASU 2017-04, “Simplifying the Test for Goodwill Impairment”). This amendment simplifies the test for goodwill impairment by only requiring an entity to perform an annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount that the carrying amount exceeds the reporting unit’s fair value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendment requires adoption on January 1, 2020. The Company does not expect that the adoption of ASU 2017-04 will have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.

In October 2016, the FASB amended ASC 740, Income Taxes (issued under ASU 2016-16). This amendment requires that the income tax consequences of an intra-entity transfer of an asset other than inventory be recognized when the transfer occurs. The amendment requires adoption on January 1, 2018. This amendment is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. The Company does not expect the adoption of ASU 2016-16 will have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.

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

In May 2014, the FASB issued ASC 606-10, Revenue from Contracts with Customers (issued under ASU 2014-09). ASC 2014-09 will replace all existing revenue recognition guidance when effective. In July 2015, the FASB approved a one-year deferral of the effective date resulting in required adoption on January 1, 2018. The Company is completing its review of its customer contracts and its analysis of the impact of the disclosure requirements of ASU 2014-09. The Company does not anticipate that its pattern of revenue recognition will change as a result of the adoption of the new guidance. The Company expects to utilize the full retrospective method of adoption and does not expect the adoption of ASC 2014-09 to have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.

2.	Acquisitions

On September 5, 2017, the Company acquired 100 percent of the shares of Hague Quality Water International (Hague), an Ohio-based water softener company. With the addition of Hague, the Company grew its North America water treatment platform. Hague is included in the Company’s North America segment for reporting purposes.

The Company paid an aggregate cash purchase price of $43.1 million, net of $4.1 million of cash acquired. In addition, the Company established a $1.5 million holdback liability to satisfy any potential obligations of the former owners of Hague, should they arise, otherwise the amount will be paid to the former owners of Hague on September 5, 2018. The Company also agreed to make a contingent payment of up to an additional $2.0 million based on the amount by which products manufactured by or branded Hague increase over the two-year period ending June 30, 2019. In addition, the Company incurred acquisition-related costs of approximately $0.1 million. As of the acquisition date and September 30, 2017, the Company estimated the fair value of the holdback liability and additional contingent consideration at $1.5 million and $2.0 million, respectively, and has recorded liabilities for those amounts.

The following table summarizes the preliminary estimate of the fair value of the assets acquired and liabilities assumed at the date of acquisition of Hague for purposes of allocating the purchase price. The Company is in the process of finalizing the fair value estimates; therefore, the allocation of the purchase price is subject to refinement. The preliminary $12.8 million of acquired intangible assets was comprised of $1.1 million of trade names that are not subject to amortization and $11.7 million of customer lists being amortized over 18 years.

September 5, 2017 (dollars in millions)
Current assets, net of cash acquired	$7.8
Property, plant and equipment	6.9
Intangible assets	12.8
Goodwill	21.3

Total assets acquired	48.8
Current liabilities	(4.7)
Long-term liabilities	(1.0)

Total liabilities assumed	(5.7)

Net assets acquired	$43.1

The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations have been included in the Company’s consolidated financial statements from September 5, 2017, the date of acquisition. Revenues and pre-tax earnings associated with Hague included in the consolidated statement of earnings totaled $2.2 million and $0.6 million, respectively, which included $0.7 million of operating earnings less $0.1 million of acquisition-related costs incurred by the Company resulting from the acquisition.

2.	Acquisitions (continued)

On August 8, 2016, the Company acquired 100 percent of the shares of Aquasana, Inc. (Aquasana), a Texas-based water treatment company. With the addition of Aquasana, the Company entered the North America water treatment market. Aquasana is included in the Company’s North America segment for reporting purposes.

The Company paid an aggregate cash purchase price of $85.1 million, net of $1.9 million of cash acquired. In addition, the Company incurred acquisition-related costs of approximately $1.2 million and recorded a holdback liability to satisfy any potential obligations of the former owners of Aquasana to pay any adjustments to the purchase price. As of the acquisition date, the fair value of the holdback liability was $1.7 million. The Company paid the holdback liability in full to the former owners of Aquasana in the third quarter of 2017.

The following table summarizes the allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition of Aquasana. The $30.0 million of acquired intangible assets was comprised of $21.5 million of trade names that are not subject to amortization, $8.3 million of customer lists being amortized over ten years and $0.2 million of patents being amortized over five years.

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

3.	Inventories

The following table presents the components of the Company’s inventory balances:

(dollars in millions)
	September 30, 2017	December 31, 2016
Finished products	$138.4	$114.1
Work in process	17.9	13.0
Raw materials	154.5	142.4

Inventories, at FIFO cost	310.8	269.5
LIFO reserve	(18.7)	(18.4)

Net inventory	$292.1	$251.1

4.	Product Warranties

The Company offers warranties on the sales of certain of its products and records an accrual for the estimated future claims. The following table presents the Company’s warranty liability activity.

(dollars in millions)	Three Months Ended September 30,
	2017	2016
Balance at July 1,	$140.8	$141.5
Expense	8.1	10.4
Claims settled	(8.4)	(8.9)

Balance at September 30,	$140.5	$143.0

(dollars in millions)	Nine Months Ended September 30,
	2017	2016
Balance at January 1,	$140.9	$139.4
Expense	28.6	34.7
Claims settled	(29.0)	(31.1)

Balance at September 30,	$140.5	$143.0

5.	Long-Term Debt

The Company has a $500 million multi-year multi-currency revolving credit agreement with a group of nine banks, which expires on December 15, 2021. The facility has an accordion provision which allows it to be increased up to $700 million if certain conditions (including lender approval) are satisfied.

Borrowings under bank credit lines and commercial paper borrowings are supported by the $500 million revolving credit agreement. As a result of the long-term nature of this facility, the Company’s commercial paper and credit line borrowings are classified as long-term debt at September 30, 2017. At its option, the Company either maintains cash balances or pays fees for bank credit and services.

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

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Denominator for basic earnings per share – weighted average shares	172,446,529	174,409,789	172,936,255	175,019,605
Effect of dilutive stock options and share units	1,909,214	2,138,589	1,948,557	2,097,444

Denominator for diluted earnings per share	174,355,743	176,548,378	174,884,812	177,117,049

7.	Stock Based Compensation

The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the “Plan”) effective January 1, 2007. The Plan was reapproved by stockholders on April 16, 2012. The Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options or share units at September 30, 2017 was 2,881,300. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.

Total stock based compensation expense recognized in the three months ended September 30, 2017 and 2016 was $1.3 million and $1.2 million, respectively. Total stock based compensation expense recognized in the nine months ended September 30, 2017 and 2016 was $8.5 million and $8.1 million, respectively.

Stock Options

The stock options granted in the nine months ended September 30, 2017 and 2016 have three year pro rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant. For active employees, all options granted in 2017 and 2016 expire ten years after date of grant. The Company’s stock options are expensed ratably over the three year vesting period; however, included in stock option expense for the three and nine months ended September 30, 2017 and 2016 was expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Stock based compensation expense attributable to stock options in the three months ended September 30, 2017 and 2016 was $0.6 million and $0.5 million, respectively. Stock based compensation expense attributable to stock options in the nine months ended September 30, 2017 and 2016 was $4.0 million and $3.9 million, respectively.

7.	Stock Based Compensation (continued)

Changes in option shares, all of which relate to the Company’s Common Stock, were as follows for the nine months ended September 30, 2017:

	Weighted-Avg. Per Share Exercise Price	Number of Options	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2017	$21.69	2,664,333
Granted	50.16	358,150
Exercised	18.84	(486,021)
Terminated	36.13	(3,640)

Outstanding at September 30, 2017	26.24	2,532,822	7 years	$82.7

Exercisable at September 30, 2017	19.34	1,653,841	6 years	$65.4

The weighted-average fair value per option at the date of grant during the nine months ended September 30, 2017 and 2016 using the Black-Scholes option-pricing model was $13.04 and $8.03, respectively. Assumptions were as follows:

	Nine Months Ended September 30,
	2017	2016
Expected life (years)	5.7	5.8
Risk-free interest rate	2.4%	1.7%
Dividend yield	1.0%	1.3%
Expected volatility	26.5%	27.7%

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

Stock Appreciations Rights (SARs)

Certain non-U.S.-based employees have been granted SARs. Each SAR award grants the employee the right to receive cash equal to the excess of the share price of the Company’s Common Stock on the date that a participant exercises such right over the grant date value of the SAR. SARs granted have three year pro rata vesting from the date of grant. SARs were issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant and expire ten years from the date of grant. The fair value and compensation expense related to SARs are measured at each reporting period using the Black-Scholes option-pricing model, using assumptions similar to stock option awards. No SARs were granted in 2017 or 2016. As of September 30, 2017, there were 23,660 SARs outstanding and 15,774 were exercisable. In the nine months ended September 30, 2017, 427 SARs were exercised and 853 SARs were terminated. Stock based compensation expense was minimal in the nine months ended September 30, 2017 and 2016.

7.	Stock Based Compensation (continued)

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the Plan. The Company granted 107,755 and 160,428 share units under the plan in the nine months ended September 30, 2017 and 2016, respectively. The share units were valued at $5.4 million and $5.2 million at the date of issuance in 2017 and 2016, respectively, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period; however, included in share unit expense in the three and nine months ended September 30, 2017 and 2016 was expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period. Stock based compensation expense attributable to share units of $0.7 million and $0.7 million was recognized in the three months ended September 30, 2017 and 2016, respectively. Stock based compensation expense attributable to share units of $4.5 million and $4.2 million was recognized in the nine months ended September 30, 2017 and 2016. Certain non-U.S.-based employees receive the cash value of vested shares at the vesting date in lieu of shares.

A summary of share unit activity under the plan is as follows for the three months ended September 30, 2017:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2017	544,055	$27.35
Granted	107,755	50.16
Vested	(213,863)	23.25
Forfeited	(3,465)	33.58

Issued and unvested at September 30, 2017	434,482	34.23

8.	Pensions

The following table presents the components of the Company’s net pension income.

(dollars in millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$0.5	$0.4	$1.4	$1.3
Interest cost	7.6	7.7	22.5	23.0
Expected return on plan assets	(14.8)	(13.9)	(43.5)	(41.5)
Amortization of unrecognized loss	4.6	4.4	13.4	13.2
Amortization of prior service cost	(0.1)	(0.3)	(0.3)	(0.8)

Defined benefit plan income	$(2.2)	$(1.7)	$(6.5)	$(4.8)

The Company is not required to make a contribution in 2017 but made a voluntary $30 million contribution in the three months ended September 30, 2017. The Company also made a voluntary $30 million contribution to its U.S. pension plan in 2016.

9.	Segment Results

The Company is comprised of two reporting segments: North America and Rest of World. The Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential and commercial gas, gas tankless, electric water heaters, non-condensing boilers and water treatment products. Both segments primarily manufacture and market in their respective regions of the world. The North America segment also manufactures and globally markets condensing boilers and water system tanks. The Rest of World segment also manufactures and markets in-home air purification products in China.

The following table presents the Company’s segment results:

(dollars in millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales
North America	$486.0	$450.8	$1,444.0	$1,307.5
Rest of World	270.1	240.3	802.4	697.6
Inter-segment sales	(6.2)	(7.2)	(18.3)	(17.3)

	$749.9	$683.9	$2,228.1	$1,987.8

Segment earnings
North America	$110.3	$100.5	$323.7	$296.5
Rest of World	33.8	31.1	98.8	90.9
Inter-segment earnings elimination	(0.1)	—	(0.3)	—

	144.0	131.6	422.2	387.4
Corporate expense	9.9	11.1	35.0	35.6
Interest expense	2.5	2.1	7.2	5.7

Earnings before income taxes	131.6	118.4	380.0	346.1
Provision for income taxes	37.9	35.2	106.2	102.3

Net earnings	$93.7	$83.2	$273.8	$243.8

10.	Fair Value Measurements

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

The following table presents assets measured at fair value on a recurring basis.

(dollars in millions)
Fair Value Measurement Using	September 30, 2017	December 31, 2016
Quoted prices in active markets for identical assets (Level 1)	$444.4	$424.5

There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis during the nine months ended September 30, 2017.

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

The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts.

(dollars in millions)
	September 30,
	2017		2016
	Buy	Sell	Buy	Sell
British pound	$—	$1.5	$—	$0.2
Canadian dollar	—	67.4	—	77.2
Euro	27.9	0.5	6.7	0.5
Mexican peso	19.3	—	13.8	—

Total	$47.2	$69.4	$20.5	$77.9

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

The after-tax gains and losses on the effective portion of the copper and steel hedge contracts as of September 30, 2017 were recorded in accumulated other comprehensive loss and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The after-tax gains and losses on the effective portion of the contracts will be reclassified within one year. Contractual amounts of the Company’s commodities futures contracts were immaterial as of September 30, 2017.

The following tables present the impact of derivative contracts on the Company’s financial statements.

11.	Derivative Instruments (continued)

Fair value of derivatives designated as hedging instruments under ASC 815:

(dollars in millions)
	Balance Sheet Location	September 30, 2017	December 31, 2016
Foreign currency contracts	Other current assets	$0.6	$1.9
	Accrued liabilities	(2.0)	(2.0)
Commodities contracts	Other current assets	0.1	0.8
	Accrued liabilities	—	(0.3)

Total derivatives designated as hedging instruments		$(1.3)	$0.4

The effect of derivatives designated as hedging instruments on the consolidated statement of earnings is as follows:

Three Months Ended September 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into earnings (effective portion)		Location of gain (loss) recognized in earnings on derivative (ineffective portion)	Amount of gain (loss) recognized in earnings on a derivative (ineffective portion)
	2017	2016		2017	2016		2017	2016
Foreign currency contracts	$(2.5)	$0.8	Cost of products sold	$(0.3)	$(0.3)	N/A	$—	$—
Commodities contracts	—	(1.1)	Cost of products sold	0.3	0.7	Cost of products sold	—	—

	$(2.5)	$(0.3)		$—	$0.4		$—	$—

Nine Months Ended September 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into earnings (effective portion)		Location of gain (loss) recognized in earnings on derivative (ineffective portion)	Amount of gain (loss) recognized in earnings on a derivative (ineffective portion)
	2017	2016		2017	2016		2017	2016
Foreign currency contracts	$(1.0)	$(4.1)	Cost of products sold	$0.3	$(1.1)	N/A	$—	$—
Commodities contracts	0.1	0.7	Cost of products sold	0.4	0.7	Cost of products sold	—	—

	$(0.9)	$(3.4)		$0.7	$(0.4)		$—	$—

12.	Income Taxes

The Company’s effective income tax rates for the three and nine months ended September 30, 2017 were 28.8 percent and 27.9 percent, respectively. The Company estimates that its annual effective income tax rate for the full year 2017 will be approximately 28 percent, assuming no material changes to existing tax codes. The full year effective income tax rate in 2016 was 29.4 percent. The lower effective income tax rates in the three and nine months ended September 30, 2017 compared to prior year periods were primarily due to lower state income taxes.

As of September 30, 2017, the Company had $4.2 million of unrecognized tax benefits of which $0.6 million would affect its effective income tax rate if recognized. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company’s U.S. federal income tax returns for 2015-2016 are subject to audit. The Company is subject to state and local income tax audits for tax years 2001-2016. The Company is subject to non-U.S. income tax examinations for years 2008-2016.

13.	Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)
	Three Months Ended September 30,
	2017		2016
Cumulative foreign currency translation
Balance at beginning of period	$(58.3)		$(47.9)
Other comprehensive gain (loss) before reclassifications	17.3		(3.5)

Balance at end of period	(41.0)		(51.4)

Unrealized net gain (loss) on cash flow derivatives
Balance at beginning of period	0.8		(0.3)
Other comprehensive loss before reclassifications	(1.6)		—
Realized gains on derivatives reclassified to cost of products sold (net of tax provision of $0.2 in 2016, respectively)	—		(0.2)

Balance at end of period	(0.8)		(0.5)

Pension liability
Balance at beginning of period	(283.2)		(275.3)
Other comprehensive loss before reclassifications	(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive loss: (1)	2.7		2.5

Balance at end of period	(280.6)		(272.9)

Accumulated other comprehensive loss, end of period	$(322.4)		$(324.8)

(1) Amortization of pension items:
Actuarial losses	$4.6	(2)	$4.4	(2)
Prior year service cost	(0.1	)(2)	(0.3	)(2)

	4.5		4.1
Income tax benefit	(1.8)		(1.6)

Reclassification net of income tax benefit	$2.7		$2.5

(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 8—Pensions for additional details

13.	Changes in Accumulated Other Comprehensive Loss by Component (continued)

Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)
	Nine Months Ended September 30,
	2017		2016
Cumulative foreign currency translation
Balance at beginning of period	$(79.2)		$(39.4)
Other comprehensive gain (loss) before reclassifications	38.2		(12.0)

Balance at end of period	(41.0)		(51.4)

Unrealized net gain on cash flow derivatives
Balance at beginning of period	0.2		1.2
Other comprehensive loss before reclassifications	(0.6)		(1.9)
Realized (gains) losses on derivatives reclassified to cost of products sold (net of tax provision (benefit) of $0.3 and $(0.2) in 2017 and 2016, respectively)	(0.4)		0.2

Balance at end of period	(0.8)		(0.5)

Pension liability
Balance at beginning of period	(284.2)		(275.2)
Other comprehensive gain before reclassifications	(4.3)		(5.3)
Amounts reclassified from accumulated other comprehensive loss: (1)	7.9		7.6

Balance at end of period	(280.6)		(272.9)

Accumulated other comprehensive loss, end of period	$(322.4)		$(324.8)

(1) Amortization of pension items:
Actuarial losses	$13.4	(2)	$13.2	(2)
Prior year service cost	(0.3	)(2)	(0.8	)(2)

	13.1		12.4
Income tax benefit	(5.2)		(4.8)

Reclassification net of income tax benefit	$7.9		$7.6

(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 8—Pensions for additional details

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Company is comprised of two reporting segments: North America and Rest of World. Our Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential and commercial gas, gas tankless, electric water heaters, non-condensing boilers and water treatment products. Both segments primarily manufacture and market in their respective region of the world. Our North America segment also manufactures and globally markets condensing boilers and water systems tanks. We also manufacture and market in-home air purifier products in China.

In our North America segment, we project our sales in the U.S. will grow in 2017 compared to 2016 due to higher residential and commercial water heater volumes resulting from industry-wide new construction growth and expansion of replacement demand. We expect sales of Lochinvar-branded products to grow over eight percent in 2017 driven by double-digit boiler sales growth, new product introductions and growth in sales of energy efficient products. We expanded our North America water treatment platform with the acquisition Hague Quality Water International (Hague) on September 5, 2017. We expect sales of North America water treatment products to incrementally add over $40 million to full year 2017 sales.

In our Rest of World segment, we expect full year 2017 sales in China to grow compared to 2016 at a rate of over 15 percent in local currency terms driven by expected continued overall water heater market growth, market share gains, improved product mix and water treatment product sales growth at a rate significantly higher than 15 percent. In addition, our sales in India were approximately $18 million last year and we expect our sales in India to grow over 30 percent in 2017.

Combining all of these factors, we expect total Company sales growth of between 11 percent and 12 percent in 2017 as compared to 2016.

RESULTS OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF 2017 COMPARED TO 2016

Sales for the third quarter of 2017 were $749.9 million or approximately ten percent higher than sales of $683.9 million in the third quarter of 2016. Sales in the first nine months of 2017 increased to $2,228.1 million from $1,987.8 million in the same period last year. Sales in China increased in the third quarter and first nine months of 2017, compared to prior periods due to higher sales of consumer products. Higher sales of water heaters and boilers in the U.S. also contributed to higher sales in both periods of 2017, compared to prior periods. North America water treatment sales, comprised of Aquasana, acquired in August of 2016 and Hague, acquired on September 5, 2017 added $7.5 million and $30.8 million of incremental sales to the third quarter and first nine months of 2017, respectively. The depreciation of the Chinese currency against the U.S. dollar negatively impacted sales by approximately $26 million in the first nine months of 2017, compared to the first nine months of 2016.

Gross profit margin in the third quarter of 2017 of 40.9 percent was lower than the gross profit margin of 41.4 percent in the third quarter of 2016. Gross profit margin in the first nine months of 2017 decreased to 41.1 percent from 41.7 percent in the first nine months of 2016. Margins in the third quarter and first nine months of 2017 were impacted by significantly higher steel costs that more than offset pricing actions taken earlier this year in North America and China.

Selling, general and administrative (SG&A) expenses in the third quarter and first nine months of 2017 increased by $11.1 million and $51.1 million, respectively, as compared to the same periods last year. The increase in SG&A expenses in both periods in 2017 was primarily due to higher selling and advertising expenses to support increased volumes, brand building and the expansion of water treatment and air purification retail outlets in China.

Interest expense in the third quarter of 2017 was $2.5 million compared to $2.1 million in the same period last year. Interest expense in the first nine months of 2017 was $7.2 million compared to $5.7 million in the same period last year. The increase in interest expense in the third quarter and first nine months of 2017 was primarily due to higher interest rates as well as higher overall debt levels primarily related to share repurchases and our acquisitions.

Other income was $3.2 million in the third quarter of 2017, up $1.3 million from the same period last year. Other income in the first nine months of 2017 was $7.5 million, up from $6.2 million in the first nine months of 2016. The increase in other income in the third quarter and first nine months of 2017 was primarily due to increased interest income as compared to the same periods last year.

Our pension costs and credits are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on assets, retirement ages, and years of service. We consider current market conditions including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 7.5 percent in 2017, consistent with 2016. The discount rate used to determine net periodic pension costs decreased to 4.17 percent in 2017 from 4.40 percent in 2016. We recognized pension income in the first nine months of 2017 of $6.5 million compared to $4.8 million of income in the first nine months of 2016. Our pension income is reflected in cost of products sold and SG&A expenses.

Our effective income tax rates for the third quarter and first nine months of 2017 were 28.8 percent and 27.9 percent, respectively. Our effective income tax rates for the third quarter and first nine months of 2016 were 29.7 percent and 29.6 percent, respectively. The lower effective income tax rate in the third quarter and first nine months of 2017 compared to the same periods last year was primarily due to lower state income taxes. We estimate that our annual effective income tax rate for the full year 2017 will be approximately 28.0 percent, compared to 29.4 percent for the full year 2016, assuming no material changes to existing tax codes.

North America

Sales in our North America segment were $486.0 million in the third quarter of 2017 or $35.2 million higher than sales of $450.8 million in the third quarter of 2016. Sales for the first nine months of 2017 were $1,444.0 million or $136.5 million higher than sales of $1,307.5 million in the same period last year. The increased sales in the third quarter and the first nine months of 2017 were primarily due to higher volumes of residential water heaters and boilers as well as pricing actions related to higher steel costs and inflationary pressure on other input costs. Additionally, sales in the first nine months of 2017 benefitted from higher volumes of commercial water heaters. Sales of Lochinvar-branded products grew 17 percent and ten percent in the third quarter and first nine months of 2017, respectively, compared to the same periods last year. North America water treatment sales added $7.5 million and $30.8 million of incremental sales to the third quarter and first nine months of 2017, respectively.

North America segment earnings were $110.3 million in the third quarter of 2017 or approximately ten percent higher than segment earnings of $100.5 million in the same period of 2016. Segment earnings in the first nine months of 2016 were $323.7 million or approximately nine percent higher than segment earnings of $296.5 million in the first nine months of 2016. The higher segment earnings in the third quarter and first nine months of 2017 were primarily due to higher sales of water heaters and boilers as well as pricing actions that were partially offset by higher steel costs. Segment margin of 22.7 percent in the third quarter of 2017 was higher than 22.3 percent in the same period last year. Segment margin of 22.4 percent in the first nine months of 2017 was lower than 22.7 percent in the same period in 2016. Segment margin in both periods of 2017 were negatively impacted by higher steel costs as well as the impact of Aquasana, which has lower operating margins than the segment average. We expect our full year segment margin to be similar to 2016 segment margin of 22.1 percent, despite a 40 basis point headwind to segment margin from our North America water treatment business.

Rest of World

Sales in our Rest of World segment were $270.1 million in the third quarter of 2017 or $29.8 million higher than sales of $240.3 million in the third quarter of 2016. Sales in the first nine months of 2017 were $802.4 million or $104.8 million higher than sales of $697.6 million in the first nine months of 2016. China sales grew approximately 13 percent and 20 percent in local currency terms in the third quarter and first nine months of 2017, respectively, compared to same periods in the prior year, primarily due to higher sales of consumer products, particularly water treatment and air purification products. Sales in China in both periods of 2017 also benefitted from pricing actions announced earlier this year due to higher steel and other costs. China sales of A.O. Smith branded water treatment products grew 31 percent and China sales of air purification products doubled in the first nine months of 2017, compared to the same period last year.

Rest of World segment earnings were $33.8 million in the third quarter of 2017 or approximately nine percent higher than segment earnings of $31.1 million in the third quarter of 2016. Segment earnings in the first nine months of 2017 of $98.8 million were approximately nine percent higher than segment earnings of $90.9 million in the first nine months of 2016. China currency translation negatively impacted segment earnings by approximately $3.6 million in the first nine months of 2017. The higher segment earnings in the third quarter and first nine months of 2017 were primarily due to higher China sales, which included pricing actions, partially offset by higher steel prices and installation costs and increased SG&A expenses in China. SG&A expenses were higher in the third quarter and first nine months of 2017 primarily due to higher selling and advertising expenses in China to support brand building and the expansion of water treatment and air purification retail outlets in tier 2 and tier 3 cities. Additionally, the third quarter of 2017 was impacted by higher water treatment product development engineering costs. Segment margin of 12.5 percent in the third quarter of 2017 was lower than the segment margin of 12.9 percent in the same period last year. Segment margin of 12.3 percent in the first nine months of 2017 was lower than the segment margin of 13.0 percent in the same period last year. Segment margins in both the third quarter and first nine months of 2017 were lower than the same periods in the prior year, primarily due to the factors mentioned above. We expect our full year 2017 segment margin to be similar to 2016 segment margin of 13.4 percent.

Outlook

We expect our global sales to grow between 11 and 12 percent in 2017. With record earnings in the first nine months of the year, we increased the midpoint of our guidance for 2017. We believe we will achieve full-year earnings of between $2.12 and $2.14 per share, which excludes the potential impact from future acquisitions.

Liquidity & Capital Resources

Working capital of $966.4 million at September 30, 2017 was $170.0 million higher than at December 31, 2016 primarily due to sales-related increases to accounts receivable balances, lower receipts of cash in advance of sales from distribution customers in China and higher working capital resulting from the acquisition of Hague. Higher inventory levels related to residential water heater demand, boiler and air purifier sales seasonality, and water treatment safety stock in preparation for the move to a new plant in China in the first half of 2018 also contributed to higher working capital. As of September 30, 2017, essentially all of the $767.9 million of cash, cash equivalents and marketable securities were held by our foreign subsidiaries. We would incur a cost to repatriate these funds to the U.S. and have accrued $37.8 million for the repatriation of a portion of these funds.

Cash provided by operating activities in the third quarter of 2017 was $150.2 million compared with $263.6 million of cash provided by operating activities during the same period last year. Higher earnings were more than offset by higher outlays for working capital. For the full year 2017, we expect cash provided by operating activities to be approximately $325 million.

Capital expenditures totaled $66.4 million in the first nine months of 2017, compared with $58.7 million in the year ago period. We project 2017 capital expenditures will be approximately $100 million, including approximately $38 million related to capacity expansion to support the growth of water treatment and air purification products in China. We expect full year depreciation and amortization will be approximately $70 million.

In December 2016, we completed a $500 million multi-currency credit facility with a group of nine banks, which expires in December 2021. The facility has an accordion provision which allows us to increase it up to $700 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of September 30, 2017.

The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt. At September 30, 2017, we had available borrowing capacity of $177.8 million under this facility. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.

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

Our total debt increased $126.1 million from $323.6 million at December 31, 2016 to $449.7 million at September 30, 2017, as our cash flows generated in the U.S. were more than offset by our share repurchase activity, dividend payments and the Hague acquisition. Our leverage, as measured by the ratio of total debt to total capitalization, was 21.3 percent at September 30, 2017, compared with 17.6 percent at December 31, 2016.

Our pension plan continues to meet all funding requirements under ERISA regulations. We are not required to make a contribution to the plan in 2017. However, primarily due to our anticipated continued strong cash flow generation and escalating Pension Benefit Guaranty Corporation insurance premiums, we made a $30 million voluntary contribution to the plan in 2017.

In 2016, our Board of Directors approved adding 3,000,000 shares of common stock to an existing discretionary share repurchase authority. Under the share repurchase program, our common stock may be purchased through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors, which may occur at any time, subject to the parameters of any Rule 10b5-1 trading plan that we may then have in effect. During the first nine months of 2017, we repurchased 1,942,350 shares of our stock at a total cost of $103.3 million. A total of approximately 3.0 million shares remained on the existing repurchase authority at September 30, 2017. Depending on factors such as stock price, working capital requirements and alternative investment opportunities, we expect to spend approximately $135 million on stock repurchases through our Rule 10b5-1 trading plan in 2017.

On October 9, 2017, our Board of Directors declared a cash dividend of $0.14 per share on our Common Stock and Class A common stock. The dividend is payable on Nov 15, 2017 to shareholders of record on October 31, 2017.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S. which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2016. We believe that, at September 30, 2017, there has been no material change to this information.

Recent Accounting Pronouncements

Refer to Recent Accounting Pronouncements in Note 1 – Basis of Presentation in the notes to our condensed consolidated financial statements included in Part 1 Financial Information.

Forward Looking Statements

This filing contains statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: a further slowdown in the growth rate of the Chinese economy and/or a decline in the growth rate of consumer spending in China; potential weakening in the high efficiency boiler segment in the U.S.; significant volatility in raw material prices; our inability to implement or maintain pricing actions; potential weakening in U.S. residential or commercial construction or instability in our replacement markets; foreign currency fluctuations; our inability to successfully integrate or achieve our strategic objectives resulting from acquisitions; competitive pressures on our businesses; the impact of potential information technology or data security breaches; changes in governmental regulations or regulatory requirements; and adverse developments in general economic, political and business conditions in key regions of the world. Forward-looking statements included in this filing are made only as of the date of this filing, and we are under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the Company, or persons acting on our behalf, are qualified entirely by these cautionary statements.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon this evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of September 30, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 13 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2016, our Board of Directors approved adding 3,000,000 shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of a Rule 10b5-1 trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In the third quarter of 2017, we repurchased 663,500 shares at an average price of $55.93 per share and at a total cost of $37.1 million. As of September 30, 2017, there were 2,964,053 shares remaining on the existing repurchase authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 1 – July 31, 2017	200,000	$56.74	200,000	3,427,553
August 1 – August 31, 2017	252,500	54.13	252,500	3,175,053
September 1 – September 30, 2017	211,000	57.31	211,000	2,964,053

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Refer to the Exhibit Index on page 29 of this report.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2017 and 2016, (ii) the Condensed Consolidated Statement of Comprehensive Earnings for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2017, and December 31, 2016 (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 and 2016 (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

November 6, 2017	/s/ Daniel L. Kempken
Daniel L. Kempken
Vice President and Controller

/s/ John J. Kita
John J. Kita
Executive Vice President and
Chief Financial Officer