Form 10-K
period 2017-12-31
SMITH A O CORP
filed 2018-02-16
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 1-475

A. O. Smith Corporation

(Exact name of registrant as specified in its charter)

Delaware	39-0619790
(State of Incorporation)	(I.R.S. Employer Identification No.)

11270 West Park Place, Milwaukee, Wisconsin	53224-9508
(Address of Principal Executive Office)	(Zip Code)

(414) 359-4000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Shares of Stock Outstanding February 12, 2018	Name of Each Exchange on Which Registered
Class A Common Stock (par value $5.00 per share)	26,065,195	Not listed

Common Stock (par value $1.00 per share)	145,446,771	New York Stock Exchange

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the registrant was $54,942,874 for Class A Common Stock and $8,057,328,456 for Common Stock as of June 30, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the company’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference in Part III).

A. O. Smith Corporation

Index to Form 10-K

Year Ended December 31, 2017

PART 1

ITEM 1	- BUSINESS

Our company is comprised of two reporting segments: North America and Rest of World. Our Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential and commercial gas and electric water heaters, boilers and water treatment products. Both segments primarily manufacture and market in their respective regions of the world. Our North America segment also manufactures and markets water system tanks. Our Rest of World segment also manufactures and markets in-home air purification products in China.

With the acquisition of Aquasana, Inc. (Aquasana) in 2016 and Hague Quality Water International (Hague) in 2017, we entered the North American water treatment market. Sales of water treatment products in North America totaled $57 million in 2017 and $18 million in 2016.

The following table summarizes our sales. This summary and all other information presented in this section should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, which appear in Item 8 in this document.

	Years Ended December 31 (dollars in millions)
	2017	2016	2015	2014	2013
North America	$1,904.8	$1,743.2	$1,703.0	$1,621.7	$1,520.0
Rest of World	1,116.3	965.6	866.1	768.3	668.0
Inter-segment	(24.4)	(22.9)	(32.6)	(34.0)	(34.2)

Total Sales	$2,996.7	$2,685.9	$2,536.5	$2,356.0	$2,153.8

NORTH AMERICA

Sales in our North America segment increased 9.3 percent, or $161.6 million, in 2017 compared with the prior year. The sales increase in 2017 was the result of higher volumes of water heaters and boilers, and price increases in the U.S. for residential and commercial water heaters related to steel cost increases. North America water treatment sales in 2017, comprised of recently acquired Hague as well as a full year of Aquasana, incrementally added approximately $40 million of sales compared with 2016.

We serve residential and commercial end markets in North America with a broad range of products including:

Water heaters. Our residential and commercial water heaters come in sizes ranging from 2.5 gallon (point-of-use) models to 12,000 gallon products with varying efficiency ranges. We offer electric, natural gas and liquid propane tank-type models as well as tankless (gas and electric), heat pump and solar tank units. Typical applications for our water heaters include residences, restaurants, hotels and motels, office buildings, laundries, car washes and small businesses.

Boilers. Our residential and commercial boilers range in size from 40,000 British Thermal Units (BTUs) to 6.0 million BTUs. Our commercial boilers are primarily used in space heating applications for hospitals, schools, hotels and other large commercial buildings.

Water treatment products. Our water treatment products range from on-the-go filtration bottles and point-of-use carbon and reverse osmosis products to point-of-entry water softeners and whole-home water filtrations products. We also offer a complete line of food and beverage filtration products. Typical applications for our water treatment products include residences, restaurants, hotels and offices. A large portion of our sales of water treatment products is comprised of replacement filters.

Other. In our North America segment, we also manufacture expansion tanks, commercial solar water heating systems, swimming pool and spa heaters, related products and parts.

A significant portion of our North America sales is derived from the replacement of existing products.

We are the largest manufacturer and marketer of water heaters in North America with a leading share in both the residential and commercial markets. In the commercial markets for both water heating and space heating, we believe our comprehensive product lines and our high-efficiency products give us a competitive advantage in these portions of the markets. Our wholesale distribution channel, where we sell our products primarily under the A. O. Smith and State brands, includes more than 1,300 independent wholesale plumbing distributors serving residential and commercial end markets. We also sell our residential water heaters through the retail and maintenance, repair and operations (MRO) channels. In the retail channel, our customers include four of the six largest national hardware and home center chains, including a long-standing exclusive relationship with Lowe’s where we sell A. O. Smith branded products.

Our Lochinvar brand is one of the leading residential and commercial boiler brands in the U.S. Approximately 40 percent of Lochinvar-branded sales consist of residential and commercial water heaters while the remaining 60 percent of Lochinvar-branded sales consist primarily of boilers and related parts. Our commercial boiler distribution channel is primarily comprised of manufacturer representative firms.

We sell our Aquasana branded products primarily directly to consumers through e-commerce as well as on-line retailers including Amazon and through other retail chains. Our Hague branded products, primarily water softeners, are sold through Hague water quality dealers and home center retail chains.

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

We sell our water heating products in highly competitive markets. We compete in each of our targeted market segments based on product design, reliability, quality of products and services, advanced technologies, energy efficiency, maintenance costs and price. Our principal water heating and boiler competitors in North America include Rheem, Bradford White, Rinnai, Aerco and Navien. Numerous other manufacturing companies also compete. Our principal water treatment competitors in the U.S. are Brita, Culligan, Kinetico and Ecowater as well as numerous independent water quality dealers.

REST OF WORLD

Sales in our Rest of World segment increased 15.6 percent, or $150.7 million, in 2017 compared with the prior year. A 15.9 percent increase in sales in China to over $1 billion was the primary source of the increase. Excluding the appreciation of the U.S. dollar, sales in China increased 17.9 percent in 2017.

We have operated in China for more than 20 years. In that time, we have been aggressively expanding our presence while building A. O. Smith brand recognition in the residential and commercial markets. The Chinese water heater market is predominantly comprised of electric wall-hung, gas tankless, combi-boiler and solar water heaters. We believe we are one of the leading suppliers of water heaters to the residential market in China in dollar terms, with a broad product offering including electric, gas tankless, heat pump and combi boilers as well as solar units. We also manufacture and market water treatment products and air purification products, primarily in China.

We sell water heaters in more than 8,000 retail outlets in China, of which over 2,900 exclusively sell our products. Our water treatment products and air purification products are sold in over 7,400 and 3,500 retail outlets in China, respectively. Our e-commerce sales continued to grow in China, to approximately $250 million in 2017.

In 2008, we established a sales office in India and began importing products specifically designed for India. We began manufacturing water heaters in India in 2010 and water treatment products in 2015. Our total sales in India were $26.2 million in 2017 compared with $18.2 million in 2016.

Our primary competitors in China in the electric water heater market segment are Haier and Midea, Chinese companies. We compete with Rinnai and Noritz in the gas tankless water heater market segment. Our principal competitors in the water treatment market are Qinyuan, Angel and Midea. We also compete with numerous other Chinese private and state-owned water heater and water treatment companies in China. Our principal competitors in the China air purification market are Phillips, Panasonic and Sharp. In India, we compete with Bajaj and MTS-Racold in the water heater market and Eureka Forbes, Kent and Hindustan Unilever in the water treatment market.

In addition, we sell water heaters in the European and Middle Eastern markets and water treatment products in Hong Kong, Turkey and Vietnam, all of which combined comprised less than six percent of total Rest of World sales in 2017.

RAW MATERIALS

Raw materials for our manufacturing operations, primarily consisting of steel, are generally available in adequate quantities. A portion of our customers are contractually obligated to accept price changes based on fluctuations in steel prices. There has been volatility in steel costs over the last several years.

RESEARCH AND DEVELOPMENT

To improve our competitiveness by generating new products and processes, we conduct research and development at our Corporate Technology Center in Milwaukee, Wisconsin, at our Global Engineering Center in Nanjing, China, and at our operating locations. Our total expenditures for research and development in 2017, 2016 and 2015 were $86.4 million, $80.1 million and $73.7 million, respectively.

PATENTS AND TRADEMARKS

We own and use in our businesses various trademarks, trade names, patents, trade secrets and licenses. We do not believe that our business as a whole is materially dependent upon any such trademark, trade name, patent, trade secret or license. However, our trade name is important with respect to our products, particularly in China, India and the U.S.

EMPLOYEES

We employed approximately 16,100 employees as of December 31, 2017, primarily non-union.

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

Global economic growth remains uneven and could stall or reverse course. If this were to occur it could adversely affect consumer confidence and spending patterns which could result in decreased demand for the products we sell, a delay in purchases, increased price competition, or slower adoption of energy efficient water heaters and boilers, or high quality water treatment products which could negatively impact our profitability and cash flows. In addition, a deterioration in current economic conditions, including credit market conditions, could negatively impact our vendors and customers, which could result in an increase in bad debt expense, customer and vendor bankruptcies, interruption or delay in supply of materials, or increased material prices, which could negatively impact our ability to distribute, market and sell our products and our financial condition, results of operations and cash flows.

•	We increasingly sell our products and operate outside the U.S., and to a lesser extent, rely on imports and exports, which may present additional risks to our business

Approximately 43 percent of our net sales in 2017 were attributable to products sold outside of the U.S., primarily in China and Canada, and to a lesser extent in Europe and India. We also have operations and business relationships outside the U.S. that comprise a portion of our manufacturing, supply, and distribution. Approximately 10,000 of our 16,100 employees as of December 31, 2017 were located in China. At December 31, 2017, approximately $815 million of cash, cash equivalents and marketable securities were held by our foreign subsidiaries, $587 million of which was located in China. International operations generally are subject to various risks, including: political, religious, and economic instability; local labor market conditions; the imposition of tariffs or other trade restrictions, or changes to trade agreements; the impact of foreign government regulations, actions or policies; the effects of income taxes; governmental expropriation; the imposition or increases in withholding and other taxes on remittances and other payments by foreign subsidiaries; labor relations problems; the imposition of environmental or employment laws, or other restrictions or actions by foreign governments; and differences in business practices. Unfavorable changes in the political, regulatory, or trade climate, diplomatic relations, or government policies, particularly in relation to countries where we have a presence, including Canada, China, India and Mexico, could have a material adverse effect on our financial condition, results of operations and cash flows or our ability to repatriate funds to the U.S.

•	A portion of our business could be affected by a slowdown in the transition of the Chinese economy to a consumer driven economy

Our sales growth in China has averaged approximately 17.5 percent per year in local currency over the past three years, and we anticipate sales growth of approximately 13 percent in local currency in 2018. We expanded our water heater capacity substantially over the last few years and we are in the process of expanding our manufacturing capacity for water treatment and air purification products in China to meet local demand. If there is a slowdown in the transition to a more consumer driven economy or the rate of urbanization was to stall, it could adversely affect our financial condition, results of operations and cash flows.

•	A material loss, cancellation, reduction, or delay in purchases by one or more of our largest customers could harm our business

Net sales to our five largest customers represented approximately 38 percent of our sales in 2017. We expect that our customer concentration will continue for the foreseeable future. Our concentration of sales to a relatively small number of customers makes our relationship with each of these customers important to our business. We cannot assure that we will be able to retain our largest customers. Some of our customers may shift their purchases to our competitors in the future. The loss of one or more of our largest customers, any material reduction or delay in sales to these customers, or our inability to successfully develop relationships with additional customers could have a material adverse effect on our financial position, results of operations and cash flows.

•	Our international operations are subject to risks related to foreign currencies

We have significant operations outside of the U.S., primarily in China and Canada and to a lesser extent Europe and India, and therefore, hold assets, including $587 million of cash in China, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. The financial statements of our foreign subsidiaries are translated into U.S. dollars in our consolidated financial statements. As a result, we are subject to risks associated with operating in foreign countries, including fluctuations in currency exchange rates and interest rates, or hyperinflation in some foreign countries. Furthermore, typically our products are priced in foreign countries in local currencies. As a result, an increase in the value of the U.S. dollar relative to the local currencies of our foreign markets has had and would continue to have a negative effect on our profitability. In addition to currency translation risks, we incur a currency transaction risk whenever one of our subsidiaries enters into either a purchase or sale transaction using a currency different from the operating subsidiaries’ functional currency. The majority of our foreign currency transaction risk results from sales of our products in Canada which we manufacture in the U.S. These risks may hurt our reported sales and profits in the future or negatively impact revenues and earnings translated from foreign currencies into U.S. dollars.

•	A portion of our business could be adversely affected by a decline in North American new residential and commercial construction or a decline in replacement related volume

Residential and commercial construction activity in North America has shown modest growth and activity could decline again in the future. We believe that the majority of the markets we serve are for replacement of existing products and replacement related volume growth was strong in 2017. Changes in replacement volume and in the construction market could negatively affect us.

•	Because we participate in markets that are highly competitive, our revenues and earnings could decline as we respond to competition

We sell all of our products in highly competitive markets. We compete in each of our targeted markets based on product design, reliability, quality of products and services, advanced technologies, product performance, maintenance costs and price. Some of our competitors may have greater financial, marketing, manufacturing, research and development and distribution resources than we have, and some are increasingly expanding beyond their existing manufacturing or geographic footprints. Consumer purchasing behavior may shift to new distribution channels, including e-commerce, which is a rapidly developing area. Development of a successful e-commerce strategy involves significant time, investment and resources. We cannot assure that our products and services will continue to compete successfully with those of our competitors or that we will be able to retain our customer base or improve or maintain our profit margins on sales to our customers, all of which could materially and adversely affect our financial condition, results of operations and cash flows.

•	If we are unable to develop product innovations and improve our technology and expertise, we could lose customers or market share

Our success may depend on our ability to adapt to technological changes in the water heating, boiler, water treatment and air purifier industries. If we are unable to timely develop and introduce new products, or enhance existing products, in response to changing market conditions or customer requirements or demands, our competitiveness could be materially and adversely affected. Our ability to develop and successfully market new products and to develop, acquire, and retain necessary intellectual property rights is essential to our continued success, but cannot reasonably be assured.

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

•	Newly enacted U.S. government tax reform could have a negative impact on the results of future operations

On December 22, 2017, the Tax Cuts and Jobs Act (U.S. Tax Reform) was enacted effective January 1, 2018 and contained substantial changes to the Internal Revenue Code, some of which could have an adverse effect on our business. U.S. Tax Reform significantly revises the U.S. corporate income tax by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on undistributed foreign earnings of foreign subsidiaries. With the enactment of U.S. Tax Reform, our results of operations for the year ended December 31, 2017 included provisional charges for income tax expense of approximately $81.8 million resulting from the deemed repatriation tax on undistributed foreign earnings and the re-measurement of our deferred tax assets and liabilities to reflect the recently enacted 21 percent U.S. federal corporate income tax rate. These provisional amounts are based on our initial analysis of U.S. Tax Reform. Given the significant complexity of U.S. Tax Reform, anticipated guidance from the Internal Revenue Service about implementing U.S. Tax Reform, and the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to U.S. Tax Reform, these provisional amounts may be adjusted in future periods during 2018, which could result in further impact to our results of operations, financial condition and cash flow.

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

•	We are subject to U.S. and global laws and regulations covering our domestic and international operations that could adversely affect our business and results of operations

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

Attracting and retaining talented employees is important to the continued success and growth of our business. Failure to retain key personnel, particularly on the leadership team, could have a material effect on our business and our ability to execute our business strategies in a timely and effective manner.

•	Sales growth of our boilers could stall resulting in lower than expected revenues and earnings

The compound annual growth rate of our boiler sales has been approximately ten percent per year since our acquisition of Lochinvar in 2011, largely due to the transition in the boiler industry in the U.S. from lower efficiency, non-condensing boilers to higher efficiency, higher priced, condensing boilers, as well as new product introductions. We expect the transition to condensing boilers to continue, but if the transition to higher efficiency, higher priced, condensing boilers stalls as a result of lower energy costs, a U.S. recession occurs, or our competitors’ technologies surpass our technology, our growth rate could be lower than expected.

•	An inability to adequately maintain our information systems and their security, as well as to protect data and other confidential information, could adversely affect our business and reputation

In the ordinary course of business, we utilize information systems for day-to-day operations, to collect and store sensitive data and information, including our proprietary and regulated business information and personally identifiable information of our customers, suppliers, employees and business partners, as well as personally identifiable information about our employees. Our information systems, like those of other companies, are susceptible to outages due to system failures, failures on the part of third-party information system providers, natural disasters, power loss, telecommunications failures, viruses, or breaches of security. We continue to take steps to maintain and improve data security and address these risks and uncertainties by implementing and improving internal controls, security technologies, insurance programs, network and data center resiliency and recovery processes. However, any operations failure or breach of security from increasingly sophisticated cyber threats could lead to disruptions of our business activities, the loss or disclosure of both our and our customers’ financial, product and other confidential information and could result in regulatory actions and have a material adverse effect on our financial condition, results of operations and cash flows and our reputation.

•	Potential acquisitions could use a significant portion of our capital and we may not successfully integrate future acquisitions or operate them profitably or achieve strategic objectives

We will continue to evaluate potential acquisitions, and we could use a significant portion of our available capital to fund future acquisitions. If we complete any future acquisitions, then we may not be able to successfully integrate the acquired businesses or operate them profitably or accomplish our strategic objectives for those acquisitions. If we complete any future acquisitions in new geographies, our unfamiliarity with local regulations and market customs may impact our ability to operate them profitably or achieve our strategic objectives for those acquisitions. Our level of indebtedness may increase in the future if we finance acquisitions with debt, which would cause us to incur additional interest expense and could increase our vulnerability to general adverse economic and industry conditions and limit our ability to service our debt or obtain additional financing. The impact of future acquisitions may have a material adverse effect on our financial condition, results of operations and cash flows.

•	Our underfunded pension plans may require future pension contributions which could limit our flexibility in managing our company

The projected benefit obligations of our defined benefit pension plans exceeded the fair value of the plan assets by approximately $48 million at December 31, 2017. U.S. employees hired after January 1, 2010 have not participated in our defined benefit plan, and benefit accruals for the majority of current salaried and hourly employees ended on December 31, 2014. We are forecasting that we will not be required to make a contribution to the plan in 2018, and we do not plan to make any voluntary contributions. However, we cannot provide any assurance that contributions will not be required in the future. Among the key assumptions inherent in our actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If interest rates and actual rates of return on invested plan assets were to decrease significantly, our pension plan obligations could increase materially. The size of future required pension contributions could result in us dedicating a significant portion of our cash flows from operations to making the contributions which could negatively impact our flexibility in managing the company.

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

We have two classes of common equity: our Common Stock and our Class A Common Stock. The holders of Common Stock currently are entitled, as a class, to elect only one-third of our board of directors. The holders of Class A Common Stock are entitled, as a class, to elect the remaining directors. Certain members of the founding family of our company and trusts for their benefit (Smith Family) have entered into a voting trust agreement with respect to shares of our Class A Common Stock and shares of our Common Stock they own. As of December 31, 2017, through the voting trust, these members of the Smith Family own approximately 62.3 percent of the total voting power of our outstanding shares of Class A Common Stock and Common Stock, taken together as a single class, and approximately 96.3 percent of the voting power of the outstanding shares of our Class A Common Stock, as a separate class. Due to the differences in the voting rights between shares of our Common Stock (one-tenth of one vote per share) and shares of our Class A Common Stock (one vote per share), the Smith Family voting trust is in a position to control to a large extent the outcome of matters requiring a stockholder vote, including the adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. This ownership position may increase if other members of the Smith Family enter into the voting trust agreement, and the voting power relating to this ownership position may increase if shares of our Class A Common Stock held by stockholders who are not parties to the voting trust agreement are converted into shares of our Common Stock. The voting trust agreement provides that, in the event one of the parties to the voting trust agreement wants to withdraw from the trust or transfer any of its shares of our Class A Common Stock, such shares of our Class A Common Stock are automatically exchanged for shares of our Common Stock held by the trust to the extent available in the trust. In addition, the trust will have the right to purchase the shares of our Class A Common Stock and our Common Stock proposed to be withdrawn or transferred from the trust. As a result, the Smith Family members that are parties to the voting trust agreement have the ability to maintain their collective voting rights in our company even if certain members of the Smith Family decide to transfer their shares.

ITEM 1B	- UNRESOLVED STAFF COMMENTS

None.

ITEM 2	- PROPERTIES

Properties utilized by us at December 31, 2017 were as follows:

North America

In this segment, we have 15 manufacturing plants located in seven states and two non-U.S. countries, of which 12 are owned directly by us or our subsidiaries and three are leased from outside parties. The terms of leases in effect at December 31, 2017 expire between 2018 and 2025.

Rest of World

In this segment, we have six manufacturing plants located in four non-U.S. countries, of which three are owned directly by us or our subsidiaries and three are leased from outside parties. The terms of leases in effect at December 31, 2017 expire between 2018 and 2020.

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

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction of G(3) of Form 10-K, the following is a list of the executive officers which is included as an unnumbered Item in Part I of this report in lieu of being included in our Proxy Statement for our 2017 Annual Meeting of Stockholders.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction of G(3) of Form 10-K, the following is a list of our executive officers which is included as an unnumbered Item in Part I of this report in lieu of being included in our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Name (Age)	Positions Held	Period Position Was Held

Wilfridus M. Brouwer (59)	Senior Vice President – International	2017 to Present

	Senior Vice President – Asia Corporate Development	2015 to 2017

	Senior Vice President	2013 to 2014

	President – A. O. Smith Holdings (Barbados) SRL	2013 to Present

	Senior Vice President – Asia	2009 to 2012

	President and General Manager – A. O. Smith (China) Investment Co., Ltd.	2009 to 2012

Paul R. Dana (55)	Senior Vice President – Global Manufacturing	2016 to Present

	Vice President – Global Manufacturing	2015

	President – APCOM, a division of State Industries, LLC, a subsidiary of the Company	2011 to 2017

	Vice President – Product Engineering	2006 to 2010

	Plant Manager – Productos de Agua, S. de R.L. de C.V.	1998 to 2005

Wei Ding (55)	Senior Vice President	2013 to Present

	President – A. O. Smith China	2017 to Present

	President – A. O. Smith (China) Investment Co., Ltd.; General Manager – A. O. Smith (China) Water Heater Co., Ltd. and A. O. Smith (Nanjing) Water Treatment Products Co. Ltd.	2013 to 2017

	President and General Manager – A. O. Smith (China) Water Heater Co., Ltd.	2013

	Senior Vice President – A. O. Smith Water Products Company	2011 to 2012

	Vice President – China – A. O. Smith Water Products Company	2006 to 2011

	General Manager – A. O. Smith (China) Water Heater Co., Ltd.	1999 to 2012

Robert J. Heideman (51)	Senior Vice President – Chief Technology Officer	2013 to Present

	Senior Vice President – Engineering & Technology	2011 to 2012

	Senior Vice President – Corporate Technology	2010 to 2011

	Vice President – Corporate Technology	2007 to 2010

	Director – Materials	2005 to 2007

	Section Manager	2002 to 2005

Name (Age)	Positions Held	Period Position Was Held

John J. Kita (62)	Executive Vice President and Chief Financial Officer	2011 to Present

	Senior Vice President, Corporate Finance and Controller	2006 to 2011

	Vice President, Treasurer and Controller	1996 to 2006

	Treasurer and Controller	1995 to 1996

	Assistant Treasurer	1988 to 1994

Charles T. Lauber (55)	Senior Vice President, Strategy and Corporate Development	2013 to Present

	Senior Vice President – Chief Financial Officer – A. O. Smith Water Products Company	2006 to 2012

	Vice President – Global Finance – A. O. Smith Electrical Products Company	2004 to 2006

	Vice President and Controller – A. O. Smith Electrical Products Company	2001 to 2004

	Director of Audit and Tax	1999 to 2001

Peter R. Martineau (63)	Senior Vice President – Chief Information Officer	2016 to Present

	Vice President – Business Transformation	2013 to 2015

	Vice President – Customer Satisfaction	2010 to 2012

Mark A. Petrarca (54)	Senior Vice President – Human Resources and Public Affairs	2006 to Present

	Vice President – Human Resources and Public Affairs	2005 to 2006

	Vice President – Human Resources – A. O. Smith Water Products Company	1999 to 2004

Ajita G. Rajendra (66)	Chairman and Chief Executive Officer	2017 to Present

	Chairman, President and Chief Executive Officer	2014 to 2017

	President and Chief Executive Officer	2013 to 2014

	President and Chief Operating Officer	2011 to 2012

	Executive Vice President	2006 to 2011

	President – A. O. Smith Water Products Company	2005 to 2011

	Senior Vice President	2005 to 2007

James F. Stern (55)	Executive Vice President, General Counsel and Secretary	2007 to Present

	Partner – Foley & Lardner LLP	1997 to 2007

William L. Vallett Jr. (58)	Senior Vice President	2013 to Present

	Chief Executive Officer – Lochinvar, LLC	2012 to Present

	Chief Executive Officer – Lochinvar Corporation	1992 to 2012

Name (Age)	Positions Held	Period Position Was Held

David R. Warren (53)	Senior Vice President	2017 to Present

	President and General Manager North America Water Heating	2017 to Present

	Vice President – International	2008 to 2017

	Managing Director – A.O. Smith Water Products Company B.V.	2004 to 2008

	Director, Reliance Sales	2002 to 2004

	Regional Sales Manager	1999 to 2002

	District Sales Manager	1990 to 1996

	Sales Coordinator	1989 to 1990

Kevin J. Wheeler (58)	President and Chief Operating Officer	2017 to Present

	Senior Vice President	2013 to 2017

	President and General Manager – North America, India and Europe Water Heating	2013 to 2017

	Senior Vice President and General Manager – North America, India and Europe – A. O. Smith Water Products Company	2011 to 2012

	Senior Vice President and General Manager – U.S. Retail – A. O. Smith Water Products Company	2007 to 2011

	Vice President – International – A. O. Smith Water Products Company	2004 to 2007

	Managing Director – A. O. Smith Water Products Company B.V.	1999 to 2004

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

(a)	Market Information. Our Common Stock is listed on the New York Stock Exchange under the symbol AOS. Our Class A Common Stock is not listed. EQ Shareowner Services, P.O. Box 64874, St. Paul, Minnesota, 55164-0874 serves as the registrar, stock transfer agent and the dividend reinvestment agent for our Common Stock and Class A Common Stock.

Quarterly Common Stock Price Range

2017	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$52.56	$57.58	$59.72	$63.70
Low	46.44	49.48	53.23	58.21

2016	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$38.71	$44.06	$49.70	$51.49
Low	30.15	37.61	42.88	43.66

(b)	Holders. As of January 31, 2018, the approximate number of stockholders of record of Common Stock and Class A Common Stock were 616 and 179, respectively.

(c)	Dividends. Dividends declared on the common stock are shown in Note 15 of Notes to Consolidated Financial Statements appearing elsewhere herein.

(d)	Stock Repurchases. In 2016, our Board of Directors authorized the purchase of an additional 3,000,000 shares of our Common Stock. Under the share repurchase program, our Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchase will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In 2017, we repurchased 2,533,350 shares at an average price of $54.90 per share and at a total cost of $139.1 million. As of December 31, 2017, there were 2,373,053 shares remaining on the existing repurchase authorization.

The following table sets forth the number of shares of common stock we repurchased during the fourth quarter of 2017:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 1 – October 31, 2017	206,000	$60.52	206,000	2,758,053
November 1 – November 30, 2017	204,000	59.64	204,000	2,554,053
December 1 – December 31, 2017	181,000	61.70	181,000	2,373,053

(e)	Performance Graph. The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The graph below shows a five-year comparison of the cumulative shareholder return on our Common Stock with the cumulative total return of the Standard & Poor’s (S&P) 500 Index, S&P 500 Select Industrials Index, S&P Mid Cap 400 Index and the Russell 1000 Index, all four of which are published indices. The company added the S&P 500 Index and the S&P 500 Select Industrials Index as indices for comparison in this Annual Report on Form 10-K because our common stock was added to the S&P 500 Index in July 2017 and removed from the S&P Midcap 400 Index at the same time. In future periods, the S&P Midcap 400 Index and the Russell 1000 Index will not be included in the comparison.

Comparison of Five-Year Cumulative Total Return

From December 31, 2012 to December 31, 2017

Assumes $100 Invested with Reinvestment of Dividends

	Base Period	Indexed Returns
Company/Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
A. O. Smith Corporation	100.0	172.9	183.1	251.4	314.2	410.9
S&P 500 Index	100.0	132.4	150.5	152.6	170.8	208.1
S&P Mid Cap 400 Index	100.0	133.5	146.6	143.4	173.1	201.2
Russell 1000 Index	100.0	133.1	150.7	152.1	170.4	207.0
S&P 500 Select Industrial Index	100.0	140.8	155.9	149.3	179.3	222.6

ITEM 6	– SELECTED FINANCIAL DATA

(dollars in millions, except per share amounts)
	Years ended December 31
	2017(1)	2016(2)	2015	2014	2013(3)
Net sales	$2,996.7	$2,685.9	$2,536.5	$2,356.0	$2,153.8
Net earnings(1)	$296.5	$326.5	$282.9	$207.8	$169.7
Basic earnings per share of common stock(1,2,3)
Net earnings	$1.72	$1.87	$1.59	$1.15	$0.92
Diluted earnings per share of common stock(1,2,3)
Net earnings	$1.70	$1.85	$1.58	$1.14	$0.91
Cash dividends per common share(2,3)	$0.56	$0.48	$0.38	$0.30	$0.23

	December 31
	2017	2016	2015	2014	2013
Total assets	$3,197.3	$2,891.0	$2,629.2	$2,498.1	$2,351.5
Long-term debt(4)	402.9	316.4	236.1	210.1	177.7
Total stockholders’ equity	1,648.8	1,515.3	1,442.3	1,381.3	1,328.7

(1)	Due to the enactment of the U.S. Tax Cuts & Jobs Act in December 2017, we recorded provisional one-time charges of $81.8 million, our estimate of the costs primarily associated with the repatriation of undistributed foreign earnings. These charges reduced earnings per share by $0.47.
(2)	In September 2016, we declared a 100 percent stock dividend to holders of Common Stock and Class A Common Stock which is not included in cash dividends. Basic and diluted earnings per share are calculated using the weighted average shares outstanding which were restated for all periods presented to reflect the stock dividend.
(3)	In April 2013, we declared a 100 percent stock dividend to holders of Common Stock and Class A Common Stock which is not included in cash dividends. Basic and diluted earnings per share are calculated using the weighted average shares outstanding which were restated for all periods presented to reflect the stock dividend.
(4)	Excludes the current portion of long-term debt.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our company is comprised of two reporting segments: North America and Rest of World. Our Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential and commercial gas and electric water heaters, boilers and water treatment products. Both segments primarily manufacture and market in their respective regions of the world. Our North America segment also manufactures and markets water systems tanks. Our Rest of World segment also manufactures and markets in-home air purification products in China.

In our North America segment, we project our sales in the U.S. will grow in 2018 compared to 2017 due to higher residential water heater and boiler volumes resulting from expected industry-wide new construction growth and expansion of replacement demand. We expect the North America residential water heater industry to have three to 3.5 percent unit growth in 2018. Due to nearly 20 percent unit growth in 2017, partially driven by an anticipated 2018 regulatory change and resulting pre-buy, we expect the North America commercial water heater industry to have a three percent unit decline in 2018. Our sales of boilers grew 13 percent in 2017, and we expect ten percent sales growth in 2018, driven by the continuing U.S. industry transition to higher efficiency products and our introduction of new products. We continued to expand our North America water treatment platform with the acquisition of Hague on September 5, 2017. We expect sales of North America water treatment products to increase by approximately 50 percent in 2018, compared to 2017, primarily due to volume growth and a full year of Hague sales.

In our Rest of World segment, we expect China sales to grow in 2018 at a rate of approximately 13 percent, as we believe overall water heater market growth, geographic expansion, market share gains, and growth in water treatment and air purification products will contribute to our growth. In addition, we expect our sales in India to grow over 40 percent in 2018 from approximately $26 million in 2017.

Combining all of these factors, we expect total company sales growth of between 8.5 percent to 9.5 percent in 2018.

Our stated acquisition strategy includes a number of our water-related strategic initiatives. We will look to continue to grow our core residential and commercial water heating, boiler and water treatment businesses throughout the world. We will also continue to look for opportunities to add to our existing operations in high growth regions demonstrated by our introduction in 2015 of air purification products in China and water treatment products in India and Vietnam.

RESULTS OF OPERATIONS

Our sales in 2017 were a company record $2,997 million surpassing 2016 sales of $2,686 million by 11.6 percent. The increase in sales in 2017 was primarily due to higher sales in China as well as higher sales of water heaters and boilers in North America. Sales in China grew 15.9 percent to over $1 billion in 2017, and excluding the impact of the appreciation of the U.S. dollar, sales in China increased 17.9 percent in 2017. Our sales in 2016 were higher than 2015 sales of $2,537 million by 5.9 percent. In 2016, excluding the impact from the appreciation of the U.S. dollar against the Chinese currency, our sales grew approximately eight percent. Sales in China grew 12.5 percent in 2016, and excluding the impact of the appreciation of the U.S. dollar, sales in China increased by 18.9 percent in 2016.

Our gross profit margin in 2017 decreased to 41.3 percent from 41.7 percent in 2016. The slightly lower margin in 2017 was due to significantly higher steel costs that more than offset pricing actions taken in 2017 in North America and China. Our gross profit margin in 2016 increased from 39.8 percent in 2015 primarily due to price increases in the U.S., lower material costs in the first half of 2016 and higher sales of boilers and commercial water heaters in the U.S. than in 2015.

Selling, general and administrative (SG&A) expenses were $59.3 million higher in 2017 than in 2016. The increase in SG&A expenses in 2017 to $718.2 million was primarily due to higher selling and advertising expenses to support increased volumes and brand building in our newer product categories. SG&A expenses were $48.2 million higher in 2016 than in 2015 primarily due to higher selling costs supporting our sales efforts in tier 2 and tier 3 cities in China as well as higher advertising costs to support brand building in China.

Pension income in 2017 was $9.1 million compared to $6.9 million in 2016 and $0.1 million of pension expense in 2015. As of December 31, 2015, we changed to what we believe is a more precise method to estimate the service cost and interest components of net periodic benefit cost for our pension and post-retirement plans. The change was the reason for $7.7 million and $7.1 million of decreases in 2017 and 2016, respectively, compared to 2015, in service and interest costs.

Interest expense was $10.1 million in 2017 compared to $7.3 million in 2016 and $7.4 million in 2015. The higher interest expense in 2017 compared to 2016 was primarily related to higher interest rates as well as higher overall debt levels primarily due to increased share repurchases and acquisitions completed in 2016 and 2017.

Other income was $10.4 million in 2017 compared to $9.4 million in 2016 and $10.8 million in 2015. The increase in other income in 2017 compared to 2016 was primarily due to higher interest income. The decrease in other income in 2016 compared to 2015 was primarily due to a decrease in interest income caused by lower interest rates in China in 2016.

Our effective income tax rate was 43.1 percent in 2017, compared with 29.4 percent in 2016 and 29.7 percent in 2015. The significant increase in our effective income tax rate in 2017 compared to previous years was due to provisional one-time charges associated with the U.S. Tax Cuts & Jobs Act (U.S. Tax Reform) of $81.8 million, primarily related to the mandatory repatriation tax on undistributed foreign earnings that we are required to pay over eight years. Excluding the impact of the U.S. Tax Reform provisional one-time charges, our adjusted effective income tax rate was 27.4 percent in 2017. Our adjusted effective income tax rate in 2017 was lower than our effective income tax rate in 2016 primarily due to lower U.S. state income taxes and higher deductions for share-based compensation. Our lower effective income tax rate in 2016 compared to 2015 was primarily due to our adoption of an accounting standard for share-based compensation partially offset by a change in geographic earnings mix. We estimate our annual effective income tax rate for the full year 2018 will be approximately 22.0 to 22.5 percent, significantly lower than previous years due to U.S. Tax Reform.

North America

Sales in our North America segment were $1,905 million in 2017 or $162 million higher than sales of $1,743 million in 2016. The increase in sales in 2017 compared to 2016 was primarily due to higher volumes of water heaters and boilers, price increases in the U.S. for water heaters largely related to steel cost increases as well as our customer’s pre-buy of commercial water heaters in advance of an anticipated 2018 regulatory change. North America water treatment sales, comprised of Hague, acquired in September 2017 and Aquasana, acquired in August 2016, incrementally added approximately $40 million of sales in 2017. Sales in 2016 were $40 million higher than sales of $1,703 million in 2015. The sales increase in 2016 resulted from a full year of U.S. price increases for residential water heaters related to a regulatory change in April 2015, and a 2016 price increase in the U.S. related to higher steel prices and other cost inflation. Sales in 2016 also benefitted from higher volumes of boilers and commercial water heaters in the U.S. as well as the addition of $18.4 million of sales of water treatment products resulting from our Aquasana acquisition. Lower volumes of U.S. residential water heaters in 2016 compared to 2015 offset these benefits.

North America segment earnings were $428.6 million in 2017 compared to segment earnings of $385.9 million and $339.9 million in 2016 and 2015, respectively. Segment margins were 22.5 percent, 22.1 percent and 20.0 percent in 2017, 2016 and 2015, respectively. The higher segment earnings and segment margin in 2017 compared to 2016 were primarily due to higher water heater and boiler volumes and pricing actions which were partially offset by higher steel costs. Segment margin in 2017 also benefitted from lower SG&A expenses as a percent of sales. The higher segment earnings and segment margin in 2016 compared to 2015 were primarily due to pricing actions in the U.S., lower material costs in the first half of 2016 and higher boiler and commercial water heater volumes in the U.S., which were partially offset by lower U.S. residential water heater volumes. We estimate our 2018 North America segment margin will be between 22 and 22.5 percent primarily due to anticipated growth in boiler and residential water heater volumes offset by higher steel costs.

Rest of World

Sales in our Rest of World segment in 2017 were $1,116 million or $150 million higher than sales of $966 million in 2016. Sales in China grew 15.9 percent to over $1 billion in 2017 due to higher demand for our consumer products, led by water treatment and air purification products and pricing actions primarily due to higher steel and installation costs. Excluding the impact from the appreciation of the U.S. dollar in 2017, sales in China increased 17.9 percent. Water heater and water treatment sales in India increased $8 million, over 40 percent, in 2017 compared to 2016. Sales in our Rest of World segment in 2016 were $100 million higher than sales of $866 million in 2015. Sales in China grew 12.5 percent in 2016. Excluding the impact from the appreciation of the U.S. dollar in 2016, sales in China increased 18.9 percent in 2016 driven by higher demand for water heaters, water treatment products and residential air purification products. Water treatment sales in China totaled $177 million in 2016 compared to $130 million in 2015. Sales of air purification products were $26 million in 2016 compared to $9 million in 2015.

Rest of World segment earnings were $149.3 million in 2017 compared to segment earnings of $129.1 million and $113.0 million in 2016 and 2015, respectively. Segment margins were 13.4 percent in 2017 compared to 13.4 percent and 13.0 percent in 2016 and 2015, respectively. Higher segment earnings in 2017 compared to 2016 were primarily due to higher sales in China, which included a price increase, partially offset by higher steel costs, higher fees paid to installers and increased SG&A expenses. Higher SG&A expenses in China were primarily due to the expansion of water treatment and air purification product retail outlets in tier 2 and tier 3 cities, higher advertising expenses related to brand building in our newer product categories and higher water treatment product development engineering costs. Higher segment earnings and segment margin in 2016 compared to 2015 were primarily due to higher sales in China partially offset by increased SG&A expenses in China. Higher selling costs in China to support our sales efforts in tier 2 and tier 3 cities and higher advertising costs to support brand building were the primary drivers of higher SG&A expenses in 2016. Operating earnings in 2016 were also negatively impacted by almost $8 million due to the appreciation of the U.S. dollar in 2016. We expect 2018 Rest of World segment margin to expand 30 to 40 basis points compared to 2017.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $978.3 million at December 31, 2017 compared with $796.4 million and $750.1 million at December 31, 2016 and December 31, 2015, respectively. Cash generation in China and sales-related increases in accounts receivable, and inventory levels explain the majority of the increase in 2017 and 2016. As of December 31, 2017, essentially all of our $820.0 million of cash, cash equivalents and marketable securities were held by our foreign subsidiaries. In December 2017, we recorded provisional one-time charges of $81.8 million primarily associated with the mandatory repatriation tax of undistributed foreign earnings under U.S. Tax Reform. In addition, we had an existing accrual of $38.6 million associated with withholding taxes due upon issuance of foreign dividends. We expect to repatriate approximately $200 million in the first half of 2018 and use the proceeds to repay floating rate debt.

Cash provided by operating activities during 2017 was $326.4 million compared with $446.6 million during 2016 and $351.7 million during 2015. The decline in cash flows in 2017 compared to 2016 was primarily due to higher outlays for working capital than the below normal levels experienced in 2016, which more than offset the impact of higher earnings in 2017. The increase in cash flows in 2016 compared to 2015 was primarily due to higher earnings from operations and lower outlays for working capital. We experienced favorable cash flow impacts in China late in the fourth quarter of 2016 primarily from a series of unanticipated large customer payments including customer deposits.

Over the two-year period from 2016 to 2017, we generated operating cash of approximately $773 million, which compares with $616 million of operating cash flows during 2014 to 2015. We anticipate cash provided by operating activities to be $475 to $500 million in 2018, compared to $326 million in 2017, due to higher projected earnings and lower outlays for working capital, particularly inventory.

Our capital expenditures were $94.2 million in 2017, $80.7 million in 2016 and $72.7 million in 2015. We broke ground in 2016 on the construction of a new water treatment and air purification products manufacturing facility in Nanjing, China, to support the expected growth of these products in China. Included in 2017 capital expenditures were approximately $24 million related to capacity expansion in China. Included in 2016 capital expenditures were approximately $13 million related to capacity expansion in China as well as approximately $11 million related to the continuation of our enterprise resource planning (ERP) system implementation. Included in 2015 capital expenditures were approximately $16 million related to our ERP implementation and approximately $19 million related to capacity expansion in China and the U.S. to support growth. We project approximately $100 million of capital expenditures in 2018, which includes approximately $30 million related to the completion of capacity expansion in China. We project depreciation and amortization expense of approximately $80 million in 2018.

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

In December 2016, we completed a $500 million multi-currency five year revolving credit facility with a group of nine banks. The facility has an accordion provision which allows it to be increased up to $700 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of December 31, 2017. The facility backs up commercial paper and credit line borrowings, and it expires on December 15, 2021. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings, as well as drawings under the facility are classified as long-term debt.

At December 31, 2017, we had available borrowing capacity of $217.1 million under this facility. We believe that our combination of cash, available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt increased to $410.4 million at December 31, 2017 compared with $323.6 million at December 31, 2016, as our cash flows generated in the U.S were more than offset by our share repurchase activity and our acquisition of Hague. As a result, our leverage, as measured by the ratio of total debt to total capitalization, was 19.9 percent at the end of 2017 compared with 17.6 percent at the end of 2016.

Our U.S. pension plan continues to meet all funding requirements under ERISA regulations. We were not required to make a contribution to our pension plan in 2017 but made a voluntary $30 million contribution due to escalating Pension Benefit Guaranty Corporation insurance premiums. We forecast that we will not be required to make a contribution to the plan in 2018, and we do not plan to make any voluntary contributions in 2018. For further information on our pension plans, see Note 10 of the Notes to Consolidated Financial Statements.

In 2017, we repurchased 2,533,350 shares at an average price of $54.90 per share and a total cost of $139.1 million. A total of 2,373,053 shares remained on the existing repurchase authorization at December 31, 2017. Depending on factors such as stock price, working capital requirements and alternative investment opportunities, such as acquisitions, we expect to spend approximately $135 million on share repurchase activity in 2018 using a 10b5-1 repurchase plan. In addition, we may opportunistically repurchase our shares in the open market in 2018.

We have paid dividends for 78 consecutive years with payments increasing each of the last 26 years. We paid dividends of $0.56 per share in 2017 compared with $0.48 per share in 2016. In January 2018, we increased our dividend by 29 percent and anticipate paying dividends of $0.72 per share in 2018.

Aggregate Contractual Obligations

A summary of our contractual obligations as of December 31, 2017, is as follows:

(dollars in millions)		Payments due by period
Contractual Obligations	Total	Less Than 1 year	1 - 2 Years	3 - 5 Years	More than 5 years
Long-term debt	$410.4	$7.5	$6.8	$296.5	$99.6
Fixed rate interest	34.1	4.1	7.7	6.8	15.5
Operating leases	47.5	20.2	8.5	5.6	13.2
Purchase obligations	118.5	118.3	0.1	0.1	—
Pension and post-retirement obligations	57.2	0.8	17.0	2.0	37.4

Total	$667.7	$150.9	$40.1	$311.0	$165.7

As of December 31, 2017, our liability for uncertain income tax positions was $6.2 million. Due to the high degree of uncertainty regarding timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

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

Goodwill and Indefinite-lived Intangible Assets

In conformity with U.S. Generally Accepted Accounting Principles (GAAP), goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. We perform impairment reviews for our reporting units using a fair-value method based on management’s judgments and assumptions. The fair value represents the estimated amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arm’s-length basis. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. We are subject to financial statement risk to the extent that goodwill and indefinite-lived intangible assets become impaired. Any impairment review is, by its nature, highly judgmental as estimates of future sales, earnings and cash flows are utilized to determine fair values. However, we believe that we conduct thorough and competent annual valuations of goodwill and indefinite-lived intangible assets and that there has been no impairment in goodwill or indefinite-lived assets in 2017.

Product warranty

Our products carry warranties that generally range from one to ten years and are based on terms that are generally accepted in the market. We provide for the estimated cost of product warranty at the time of sale. The product warranty provision is estimated based upon warranty loss experience using actual historical failure rates and estimated costs of product replacement. The variables used in the calculation of the provision are reviewed at least annually. At times, warranty issues may arise which are beyond the scope of our historical experience. We provide for any such warranty issues as they become known and estimable. While our warranty costs have historically been within calculated estimates, it is possible that future warranty costs could differ significantly from those estimates. The allocation of the warranty liability between current and long-term is based on the expected warranty liability to be paid in the next year as determined by historical product failure rates. At December 31, 2017 and 2016, our reserve for product warranties was $142.4 million and $140.9 million, respectively.

Product liability

Due to the nature of our products, we are subject to product liability claims in the normal course of business. We maintain insurance to reduce our risk. Most insurance coverage includes self-insured retentions that vary by year. In 2017, we maintained a self-insured retention of $7.5 million per occurrence with an aggregate insurance limit of $125.0 million.

We establish product liability reserves for our self-insured retention portion of any known outstanding matters based on the likelihood of loss and our ability to reasonably estimate such loss. There is inherent uncertainty as to the eventual resolution of unsettled matters due to the unpredictable nature of litigation. We make estimates based on available information and our best judgment after consultation with appropriate advisors and experts. We periodically revise estimates based upon changes to facts or circumstances. We also utilize an actuary to calculate reserves required for estimated incurred but not reported claims as well as to estimate the effect of adverse development of claims over time. At December 31, 2017 and 2016, our reserve for product liability was $40.1 million and $38.6 million, respectively.

Pensions

We have significant pension benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumption for the expected return on plan assets was 7.50 percent in 2017 and 2016. The discount rate used to determine net periodic pension costs decreased to 4.15 percent in 2017 from 4.40 percent in 2016. For 2018, our expected return on plan assets is 7.15 percent and our discount rate is 3.65 percent.

In developing our expected return on plan assets, we evaluate our pension plan’s current and target asset allocation, the expected long-term rates of return of equity and bond indices and the actual historical returns of our pension plan. Our plan’s target allocation to equity managers is approximately 45 to 55 percent, with the remainder allocated primarily to bond managers, private equity managers and real estate managers. Our actual asset allocation as of December 31, 2017, was 45 percent to equity managers, 43 percent to bond managers, nine percent to real estate managers, two percent to private equity managers and one percent to others. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. Our pension plan’s historical ten-year and 25-year compounded annualized returns are 6.3 percent and 9.2 percent, respectively. We believe that with our target allocation and the expected long-term returns of equity and bond indices as well as our actual historical returns, our 7.15 percent expected return on plan assets for 2018 is reasonable.

The discount rate assumptions used to determine future pension obligations at December 31, 2017 and 2016 were based on the AonHewitt AA Only Above Median yield curve, which was designed by AonHewitt to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The AA Only Above Median yield curve represents a series of annual discount rates from bonds with AA minimum average rating as rated by Moody’s Investor Service, Standard & Poor’s and Fitch Ratings. We will continue to evaluate our actuarial assumptions at least annually, and we will adjust the assumptions as necessary.

We recognized pension income of $9.1 million in 2017 compared to $6.9 million of pension income in 2016 and $0.1 million of pension expense in 2015. As of December 31, 2015, we changed the method we used to estimate the service and interest components of net periodic pension benefit cost for our pension plan and post-retirement benefit plan. Historically, we estimated the service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We elected to utilize an approach that discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. This change was made to provide a more precise measurement of service and interest costs by improving the correlation between the projected benefit cash flows to the corresponding spot yield curve rates. The change was the reason for $7.7 million and $7.1 million decreases in 2017 and 2016, respectively, compared to 2015, in service and interest costs.

Costs associated with our replacement retirement plan in 2017 were approximately $6 million, consistent with 2016. We made changes to our pension plan including closing the plan to new entrants effective January 1, 2010, and the sunset of our plan for the majority of our employees on December 31, 2014 which significantly decreased pension expense beginning in 2015. Lowering the expected return on plan assets by 25 basis points would increase our net pension expense for 2017 by approximately $2.0 million. Lowering the discount rate by 25 basis points would decrease our 2017 net pension expense by approximately $0.3 million.

Non-GAAP Measures

We provide non-GAAP measures (adjusted earnings and adjusted earnings per share) that exclude one-time expenses associated with U.S. Tax Reform. We believe that these non-GAAP measures better reflect our financial performance.

As such, we believe that the measures of adjusted earnings and adjusted earnings per share provide management and investors with a useful measure of our results. We have prepared annual reconciliations of adjusted earnings and adjusted earnings per share for 2017.

A. O. SMITH CORPORATION

Adjusted Earnings and Adjusted EPS

(dollars in millions, except per share data)

(unaudited)

The following is a reconciliation of net earnings and diluted earnings per share (EPS) to adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP):

	Years ended December 31,
	2017	2016
Net Earnings (GAAP)	$296.5	$326.5
U.S. Tax Reform income tax expense	81.8	—

Adjusted Earnings	$378.3	$326.5

Diluted EPS (GAAP)	$1.70	$1.85
U.S. Tax Reform income tax expense per diluted share	0.47	—

Adjusted EPS	$2.17	$1.85

Excluding the impact of U.S. Tax Reform provisional one-time charges, our 2017 adjusted effective income tax rate was 27.4 percent as compared to our effective income tax rate of 43.1 percent in 2017.

Outlook

We expect our consolidated sales to grow 8.5 to 9.5 percent in 2018. With our organic growth potential and our stable replacement markets, we expect to achieve full-year earnings of between $2.50 and $2.58 per share, which excludes the potential impact from future acquisitions. Our guidance includes the estimated benefit related to our lower projected income tax rate under U.S. Tax Reform.

OTHER MATTERS

Environmental

Our operations are governed by a number of federal, foreign, state, local and environmental laws concerning the generation and management of hazardous materials, the discharge of pollutants into the environment and remediation of sites owned by the company or third parties. We have expended financial and managerial resources complying with such laws. Expenditures related to environmental matters were not material in 2017 and we do not expect them to be material in any single year. We have reserves and available insurance coverage associated with environmental obligations at various facilities and we believe these reserves are sufficient to cover reasonably anticipated remediation costs. Although we believe that our operations are substantially in compliance with such laws and maintain procedures designed to maintain compliance, there are no assurances that substantial additional costs for compliance will not be incurred in the future. However, since the same laws govern our competitors, we should not be placed at a competitive disadvantage.

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

We enter into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. At December 31, 2017, we had net foreign currency contracts outstanding with notional values of $94.9 million. Assuming a hypothetical ten percent movement in the respective currencies, the potential foreign exchange gain or loss associated with the change in exchange rates would amount to $9.5 million. However, gains and losses from our forward contracts will be offset by gains and losses in the underlying transactions being hedged.

Our earnings exposure related to movements in interest rates is primarily derived from outstanding floating-rate debt instruments that are determined by short-term money market rates. At December 31, 2017, we had $282.9 million in outstanding floating-rate debt with a weighted-average interest rate of 2.3 percent at year end. A hypothetical ten percent annual increase or decrease in the year-end average cost of our outstanding floating-rate debt would result in a change in annual pre-tax interest expense of approximately $0.6 million.

Forward-Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: a further slowdown in the growth rate of the Chinese economy and/or a decline in the growth rate of consumer spending in China; potential slower rate of conversion in the high efficiency boiler segment in the U.S.; significant volatility in raw material prices; our inability to implement or maintain pricing actions; potential weakening in U.S. residential or commercial construction or instability in our replacement markets; foreign currency fluctuations; our inability to successfully integrate or achieve our strategic objectives resulting from acquisitions; competitive pressures on our businesses; the impact of potential information technology or data security breaches; changes in government regulations or regulatory requirements; the impact of U.S. Tax Reform for effective income tax rates and one-time expenses under the new law and adverse developments in general economic, political and business conditions in key regions of the world. Forward-looking statements included in this filing are made only as of the date of this release, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

ITEM 7A	– QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” above.

ITEM 8	– FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

A. O. Smith Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of A. O. Smith Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “financial statements”).    In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.    We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as A. O. Smith Corporation’s auditor since 1917.

Milwaukee, Wisconsin

February 16, 2018

CONSOLIDATED BALANCE SHEETS

December 31 (dollars in millions)
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$346.6	$330.4
Marketable securities	473.4	424.2
Receivables	598.4	518.7
Inventories	291.2	251.1
Other current assets	57.2	37.6

Total Current Assets	1,766.8	1,562.0
Net property, plant and equipment	528.9	461.9
Goodwill	516.7	491.5
Other intangibles	308.7	308.3
Other assets	76.2	67.3

Total Assets	$3,197.3	$2,891.0

Liabilities
Current Liabilities
Trade payables	$535.0	$528.6
Accrued payroll and benefits	90.8	84.3
Accrued liabilities	110.7	101.0
Product warranties	44.5	44.5
Long-term debt due within one year	7.5	7.2

Total Current Liabilities	788.5	765.6
Long-term debt	402.9	316.4
Product warranties	97.9	96.4
Pension liabilities	48.1	109.0
Other liabilities	211.1	88.3

Total Liabilities	1,548.5	1,375.7
Commitments and contingencies	—	—
Stockholders’ Equity
Preferred Stock	—	—
Class A Common Stock (shares issued 26,239,559 and 26,313,351)	131.2	131.6
Common Stock (shares issued 164,468,033 and 164,394,241)	164.5	164.4
Capital in excess of par value	486.5	477.6
Retained earnings	1,792.6	1,593.0
Accumulated other comprehensive loss	(299.5)	(363.2)
Treasury stock at cost	(626.5)	(488.1)

Total Stockholders’ Equity	1,648.8	1,515.3

Total Liabilities and Stockholders’ Equity	$3,197.3	$2,891.0

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF EARNINGS

Years ended December 31 (dollars in millions, except per share amounts)
	2017	2016	2015
Net sales	$2,996.7	$2,685.9	$2,536.5
Cost of products sold	1,758.0	1,566.6	1,526.7

Gross profit	1,238.7	1,119.3	1,009.8
Selling, general and administrative expenses	718.2	658.9	610.7
Interest expense	10.1	7.3	7.4
Other income - net	(10.4)	(9.4)	(10.8)

Earnings before provision for income taxes	520.8	462.5	402.5
Provision for income taxes	224.3	136.0	119.6

Net Earnings	$296.5	$326.5	$282.9

Net Earnings Per Share of Common Stock	$1.72	$1.87	$1.59

Diluted Net Earnings Per Share of Common Stock	$1.70	$1.85	$1.58

CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

Years ended December 31 (dollars in millions)
	2017	2016	2015
Net Earnings	$296.5	$326.5	$282.9
Other comprehensive earnings (loss)
Foreign currency translation adjustments	52.7	(39.8)	(42.7)
Unrealized net (loss) gain on cash flow derivative instruments, less related income tax benefit (provision) of $0.7 in 2017, $0.6 in 2016 and $(0.2) in 2015	(1.1)	(1.0)	0.3
Change in pension liability less related income tax (provision) benefit of $(7.5) in 2017, $5.7 in 2016 and $(0.5) in 2015	12.1	(9.0)	1.0

Comprehensive Earnings	$360.2	$276.7	$241.5

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended December 31 (dollars in millions)
	2017	2016	2015
Operating Activities
Net earnings	$296.5	$326.5	$282.9
Adjustments to reconcile earnings to cash provided by (used in) operating activities:
Depreciation and amortization	70.1	65.1	63.0
U.S. Tax Reform income tax expense	81.8	—	—
Pension (income) expense	(9.1)	(6.9)	0.1
Stock based compensation expense	9.9	9.4	8.8
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	(127.8)	68.5	16.8
Noncurrent assets and liabilities	5.0	(16.0)	(19.9)

Cash Provided by Operating Activities	326.4	446.6	351.7
Investing Activities
Acquisitions of businesses	(43.1)	(90.8)	—
Investments in marketable securities	(583.5)	(563.8)	(428.8)
Proceeds from sales of marketable securities	562.7	435.1	315.4
Capital expenditures	(94.2)	(80.7)	(72.7)

Cash Used in Investing Activities	(158.1)	(300.2)	(186.1)
Financing Activities
Long-term debt incurred	86.5	74.1	28.1
Common stock repurchases	(139.1)	(135.2)	(128.1)
Net (payments) proceeds from stock option activity	(0.9)	5.7	6.4
Acquisition related contingent payment	(1.7)	—	—
Dividends paid	(96.9)	(84.2)	(67.8)

Cash Used in Financing Activities	(152.1)	(139.6)	(161.4)

Net increase in cash and cash equivalents	16.2	6.8	4.2
Cash and cash equivalents-beginning of year	330.4	323.6	319.4

Cash and Cash Equivalents-End of Year	$346.6	$330.4	$323.6

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended December 31 (dollars in millions)
	2017	2016	2015
Class A Common Stock
Balance at the beginning of the year	$131.6	$131.8	$132.2
Conversion of Class A Common Stock	(0.4)	(0.2)	(0.4)

Balance at the end of the year	$131.2	$131.6	$131.8

Common Stock
Balance at the beginning of the year	$164.4	$164.4	$164.2
Conversion of Class A Common Stock	0.1	—	0.2

Balance at the end of the year	$164.5	$164.4	$164.4

Capital in Excess of Par Value
Balance at the beginning of the year	$477.6	$469.3	$451.9
Conversion of Class A Common Stock	0.3	0.2	0.2
Issuance of share units	(4.9)	(4.6)	(4.2)
Vesting of share units	(2.9)	(2.0)	(3.2)
Stock based compensation expense	9.2	8.8	8.1
Exercises of stock options	1.4	0.3	1.1
Tax benefit from exercises of stock options and vesting of share units	—	—	10.4
Stock incentives	5.8	5.6	5.0

Balance at the end of the year	$486.5	$477.6	$469.3

Retained Earnings
Balance at the beginning of the year	$1,593.0	$1,350.7	$1,135.5
Net earnings	296.5	326.5	282.9
Cash dividends on stock	(96.9)	(84.2)	(67.7)

Balance at the end of the year	$1,792.6	$1,593.0	$1,350.7

Accumulated Other Comprehensive Loss
Balance at the beginning of the year	$(363.2)	$(313.4)	$(272.0)
Foreign currency translation adjustments	52.7	(39.8)	(42.7)
Unrealized net (loss) gain on cash flow derivative instruments, less related income tax benefit (provision) of $0.7 in 2017, $0.6 in 2016 and $(0.2) in 2015	(1.1)	(1.0)	0.3
Change in pension liability less related income tax (provision) benefit of $(7.5) in 2017, $5.7 in 2016 and $(0.5) in 2015	12.1	(9.0)	1.0

Balance at the end of the year	$(299.5)	$(363.2)	$(313.4)

Treasury Stock
Balance at the beginning of the year	$(488.1)	$(360.5)	$(230.5)
Exercise of stock options, net of 160,856, 54,019 and 418,754 shares surrendered as proceeds and to pay taxes in 2017, 2016 and 2015, respectively	(2.4)	4.0	(5.2)
Stock incentives and directors’ compensation	0.2	0.2	0.1
Shares repurchased	(139.1)	(135.2)	(128.1)
Vesting of share units	2.9	3.4	3.2

Balance at the end of the year	$(626.5)	$(488.1)	$(360.5)

Total Stockholders’ Equity	$1,648.8	$1,515.3	$1,442.3

See accompanying notes which are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Organization. A. O. Smith Corporation (A. O. Smith or the Company) is comprised of two reporting segments: North America and Rest of World. The Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential and commercial gas and electric water heaters, boilers and water treatment products. Both segments primarily manufacture and market in their respective regions of the world. The North America segment also manufactures and markets water system tanks. The Rest of World segment also manufacturers and markets in-home air purification products in China.

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

Fair value of financial instruments. The carrying amounts of cash, cash equivalents, marketable securities, receivables, floating rate debt and trade payables approximated fair value as of December 31, 2017 and 2016, due to the short maturities or frequent rate resets of these instruments. As of December 31, 2017 and 2016, the carrying value of term notes with insurance companies was approximately $127.5 million and 134.4 million, respectively, which approximated fair value in both years. The fair value was estimated based on current rates offered for debt with similar maturities.

Foreign currency translation. For all subsidiaries outside the U.S., with the exception of its Barbados, Hong Kong and Mexican companies and its non-operating companies in the Netherlands, the Company uses the local currency as the functional currency. For those operations using a functional currency other than the U.S. dollar, assets and liabilities were translated into U.S. dollars at year-end exchange rates, and revenues and expenses were translated at weighted-average exchange rates. The resulting translation adjustments were recorded as a separate component of stockholders’ equity. The Barbados, Dutch, Hong Kong and Mexican companies use the U.S. dollar as the functional currency. Gains and losses from foreign currency transactions were included in net earnings and were not significant in 2017, 2016 or 2015.

Cash and cash equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable securities. The Company considers all highly liquid investments with maturities greater than 90 days when purchased to be marketable securities. At December 31, 2017, the Company’s marketable securities consisted of bank time deposits with original maturities ranging from 180 days to 12 months and were primarily located at investment grade rated banks in China.

Inventory valuation. Inventories are carried at lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for a majority of the Company’s domestic inventories, which comprised 59 percent and 61 percent of the Company’s total inventory at December 31, 2017 and 2016, respectively. Inventories of foreign subsidiaries, the remaining domestic inventories and supplies were determined using the first-in, first-out (FIFO) method.

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

The following table presents the Company’s product warranty liability activity in 2017 and 2016:

Years ended December 31 (dollars in millions)	2017	2016
Balance at beginning of year	$140.9	$139.3
Expense	39.7	42.5
Claims settled	(38.2)	(40.9)

Balance at end of year	$142.4	$140.9

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

Assets measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	December 31, 2017	December 31, 2016
Quoted prices in active markets for identical assets (Level 1)	$475.1	$424.5

There were no changes in the valuation techniques used to measure fair values on a recurring basis.

1.	Organization and Significant Accounting Policies (continued)

Revenue recognition. The Company recognizes revenue upon transfer of title, which occurs upon shipment of the product to the customer except for certain export sales where transfer of title occurs when the product reaches the customer destination.

Contracts and customer purchase orders are used to determine the existence of a sales arrangement. Shipping documents are used to verify shipment. The Company assesses whether the selling price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectability based on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. The allowance for doubtful accounts was $5.3 million and $6.3 million at December 31, 2017 and 2016, respectively.

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

Advertising. The majority of advertising costs are charged to operations as incurred and amounted to $126.9 million, $113.9 million and $102.2 million during 2017, 2016 and 2015, respectively. Included in total advertising costs are expenses associated with store displays for water heater, water treatment and air purification products in China that are amortized over 12 to 24 months which totaled $43.0 million, $37.0 million and $27.4 million during 2017, 2016 and 2015, respectively.

Research and development. Research and development costs are charged to operations as incurred and amounted to $86.4 million, $80.1 million and $73.7 million during 2017, 2016 and 2015, respectively.

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

Stock-based compensation. Compensation cost is recognized using the straight-line method over the vesting period of the award and forfeitures are recognized as they occur. The Company adopted amended ASC 718 Compensation – Stock Compensation as of January 1, 2016. Refer to the Recent Accounting Pronouncements section later in this footnote for additional information on the adoption of this pronouncement. As required under amended ASC 718, the Company recognized $11.6 million and $5.9 million of discrete income tax benefits on settled stock based compensation awards during 2017 and 2016, respectively. As required under previous guidance, in the year ended December 31, 2015, the Company recognized $10.4 million of excess tax deductions as cash flows provided by financing activities.

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

	2017	2016	2015
Denominator for basic earnings per share - weighted-average shares outstanding	172,666,056	174,712,683	177,622,280
Effect of dilutive stock options, restricted stock and share units	1,939,133	2,112,597	1,386,900

Denominator for diluted earnings per share	174,605,189	176,825,280	179,009,180

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

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (FASB) amended ASC 815, Derivatives and Hedging (issued under Accounting Standards Update (ASU) 2017-12, “Targeted Improvements to Accounting for Hedging Activities”). Under this amendment, more hedging strategies are eligible for hedge accounting treatment. ASU 2017-12 also amends the presentation and disclosure requirements regarding derivatives and hedging and changes how companies assess effectiveness. The amendment requires adoption on January 1, 2019 and permits early adoption in any interim or annual period. The Company does not expect that the adoption of ASU 2017-12 will have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.

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

1.	Organization and Significant Accounting Policies (continued)

In October 2016, the FASB amended ASC 740, Income Taxes (issued under ASU 2016-16). This amendment requires that the income tax consequences of an intra-entity transfer of an asset other than inventory be recognized when the transfer occurs. The amendment is effective for the Company beginning January 1, 2018. This amendment is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. The Company does not expect the adoption of amended ASU 2016-16 will have a material impact on the Company’s consolidated balance sheets, statement of earnings or statements of cash flows.

In August 2016, the FASB amended ASC 230, Statement of Cash Flows (issued under ASU 2016-15, “Clarification of Certain Cash Receipts and Cash Payments”). This amendment clarified reporting for contingent consideration payments made after a business combination depending on how soon after the acquisition the payments are made. The Company adopted ASU 2016-15 effective January 1, 2017.

In March 2016, the FASB amended ASC 718, Compensation—Stock Compensation (issued under ASU 2016-09). This amendment simplified several aspects of the accounting for share-based payment transactions. The Company adopted this amendment effective January 1, 2016. The amendment requires the benefits or deficiencies of tax deductions in excess of or less than the recognized compensation cost to be recorded as income tax benefits or expense in the consolidated statement of earnings in the periods in which they occur. The amendment also     eliminated previous guidance that required unrecognized future excess income tax benefits to be considered used to repurchase shares in the calculation of diluted shares which resulted in lower diluted shares outstanding than the calculation under the amendment. The Company applied this guidance prospectively. As such, the Company recognized $11.6 million and $5.9 million of discrete income tax benefits associated with excess tax benefits on settled stock based compensation awards during 2017 and 2016, respectively. The Company’s diluted shares outstanding for the 2017 and 2016 increased as compared to the way it was calculated under previous guidance.

In February 2016, the FASB amended ASC 842, Leases (issued under ASU 2016-02). This amendment requires the recognition of lease assets and lease liabilities on the balance sheet for most leasing arrangements currently classified as operating leases. This amendment is effective for periods beginning January 1, 2019. The Company is in the process of completing its analysis of its lease population and does not expect the adoption of ASU 2016-02 to have a material impact on its consolidated balance sheets, statements of earnings and statements of cash flows.

In May 2014, the FASB issued ASC 606-10, Revenue from Contracts with Customers (issued under ASU 2014-09). ASU 2014-09 will replace all existing revenue recognition guidance when effective. In July 2015, the FASB approved a one year deferral of the effective date to periods beginning January 1, 2018. The Company has completed its review of its customer contracts and its analysis of the impact of the disclosure requirements of ASU 2014-09. The Company will adopt ASU 2014-09 on January 1, 2018 using the full retrospective method. The adoption of ASU 2014-09 will not have a material impact on our financial statements on an on-going basis.

2.	Acquisitions

On September 5, 2017, the Company acquired 100 percent of the shares of Hague Quality Water International (Hague), an Ohio-based water softener company. With the addition of Hague, the Company grew its North America water treatment platform. Hague is included in the Company’s North America segment for reporting purposes.

The Company paid an aggregate cash purchase price of $43.1 million, net of $4.1 million of cash acquired. In addition, the Company established a $1.5 million holdback liability to satisfy any potential obligations of the former owners of Hague, should they arise, otherwise the amount will be paid to the former owners of Hague on September 5, 2018. The Company also agreed to make a contingent payment of up to an additional $2.0 million based on the amount by which products manufactured by or branded Hague increase over the two-year period ending June 30, 2019. In addition, the Company incurred acquisition-related costs of approximately $0.2 million. As of the acquisition date and December 31, 2017, the Company estimated the fair value of the holdback liability and additional contingent consideration at $1.5 million and $2.0 million, respectively, and has recorded liabilities for those amounts.

The following table summarizes the allocation of fair value of the assets acquired and liabilities assumed at the date of acquisition of Hague for purposes of allocating the purchase price. The Company is in the process of finalizing the fair value estimates; therefore the allocation of the purchase price is subject to refinement. The $12.8 million of acquired intangible assets was comprised of $1.1 million of trade names that are not subject to amortization and $11.7 million of customer lists being amortized over 18 years.

September 5, 2017 (dollars in millions)
Current assets, net of cash acquired	$7.8
Property, plant and equipment	6.9
Intangible assets	12.8
Goodwill	22.2

Total assets acquired	49.7
Current liabilities	(5.6)
Long-term liabilities	(1.0)

Total liabilities assumed	(6.6)

Net assets acquired	$43.1

The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations have been included in the Company’s consolidated financial statements from September 5, 2017, the date of acquisition. Net sales and pre-tax earnings associated with Hague included in the consolidated statement of earnings totaled $8.6 million and $2.0 million, respectively, which included $2.2 million of operating earnings less $0.2 million of acquisition-related costs incurred by the Company resulting from the acquisition.

2.	Acquisitions (continued)

On August 8, 2016, the Company acquired 100 percent of the shares of Aquasana, Inc. (Aquasana), a Texas-based water treatment company. With the addition of Aquasana, the Company entered the North America water treatment market. Aquasana is included in the Company’s North America segment for reporting purposes.

The Company paid an aggregate cash purchase price of $85.1 million, net of $1.9 million of cash acquired. In addition, the Company incurred acquisition-related costs of approximately $1.2 million and recorded a holdback liability to satisfy any potential obligations of the former owners of Aquasana to pay any adjustment to the purchase price. As of the acquisition date, the fair value of the holdback liability was $1.7 million. The Company paid the full holdback liability to the former owners of Aquasana in 2017.

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

3.	Statement of Cash Flows

Supplemental cash flow information is as follows:

Years ended December 31 (dollars in millions)	2017	2016	2015
Net change in current assets and liabilities, net of acquisitions:
Receivables	$(75.8)	$(15.1)	$(25.9)
Inventories	(37.5)	(23.4)	(14.7)
Other current assets	(9.0)	(3.2)	(4.6)
Trade payables	(5.1)	101.5	31.0
Accrued liabilities, including payroll and benefits	12.2	6.0	19.8
Income taxes (refundable) payable	(12.6)	2.7	11.2

	$(127.8)	$68.5	$16.8

4.	Inventories

December 31 (dollars in millions)	2017	2016
Finished products	$134.6	$114.1
Work in process	18.3	13.0
Raw materials	160.5	142.4

Inventories, at FIFO cost	313.4	269.5
LIFO reserve	(22.2)	(18.4)

	$291.2	$251.1

The Company recognized after-tax LIFO (income) expense of $(0.3) million, $0.3 million and $1.1 million in 2017, 2016 and 2015, respectively.

5.	Property, Plant and Equipment

December 31 (dollars in millions)	2017	2016
Land	$11.2	$11.0
Buildings	329.9	286.4
Equipment	608.4	533.7
Software	110.6	101.4

	1,060.1	932.5
Less accumulated depreciation and amortization	531.2	470.6

	$528.9	$461.9

6.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill during the years ended December 31, 2017 and 2016 consisted of the following:

(dollars in millions)	North America	Rest of World	Total
Balance at December 31, 2015	$361.0	$59.9	$420.9
Acquisitions	70.0	—	70.0
Currency translation adjustment	1.2	(0.6)	0.6

Balance at December 31, 2016	432.2	59.3	491.5
Acquisitions	22.2	—	22.2
Currency translation adjustment	2.8	0.2	3.0

Balance at December 31, 2017	$457.2	$59.5	$516.7

The carrying amount of other intangible assets consisted of the following:

	2017			2016
December 31 (dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Patents	$3.7	$(2.7)	$1.0	$3.7	$(2.2)	$1.5
Customer lists	235.8	(93.3)	142.5	224.0	(80.3)	143.7

Total amortizable intangible assets	239.5	(96.0)	143.5	227.7	(82.5)	145.2
Indefinite-lived intangible assets:
Trade names	165.2	—	165.2	163.1	—	163.1

Total intangible assets	$404.7	$(96.0)	$308.7	$390.8	$(82.5)	$308.3

6.	Goodwill and Other Intangible Assets (continued)

Amortization expenses of other intangible assets of $13.7 million, $13.4 million, and $14.2 million were recorded in 2017, 2016 and 2015, respectively. In the future, excluding the impact of any future acquisitions, the Company expects amortization expense of approximately $14.5 million annually and the intangible assets will be amortized over a weighted average period of 12 years.

The Company concluded that no goodwill impairment existed at the time of the annual impairment tests which were performed in the fourth quarters of 2017, 2016 and 2015. No impairments of other intangible assets were recorded in 2017, 2016 and 2015.

7.	Debt and Lease Commitments

December 31 (dollars in millions)	2017	2016
Bank credit lines, average year-end interest rates of 2.5% for 2017 and 2.4% for 2016	$15.9	$23.6
Revolving credit agreement borrowings, average year-end interest rates of 2.5% for 2017 and 1.7% for 2016	190.0	80.0
Commercial paper, average year-end interest rates of 1.7% for 2017 and 1.1% for 2016	77.0	85.6
Term notes with insurance companies, expiring 2029-2034, average year-end interest rates of 3.4% for 2017 and 3.5% for 2016	122.7	125.5
Canadian term notes with insurance companies, expiring through 2018, average year-end interest rates of 5.3% for 2017 and 2016	4.8	8.9

	410.4	323.6
Less long-term debt due within one year	7.5	7.2

Long-term debt	$402.9	$316.4

In December 2016, the Company completed a $500 million multi-year multi-currency revolving credit agreement with a group of nine banks, which expires on December 15, 2021. The facility has an accordion provision which allows it to be increased up to $700 million if certain conditions (including lender approval) are satisfied. Borrowings under the Company’s bank credit lines and commercial paper borrowings are supported by the revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt at December 31, 2017 and 2016. At its option, the Company either maintains cash balances or pays fees for bank credit and services.

On November 28, 2016, the Company issued $45 million in term notes in two tranches to two insurance companies. Principal payments commence in 2023 and 2028 and the notes mature in 2029 and 2034. The notes have interest rates of 2.87 percent and 3.10 percent. Proceeds of the notes were used to pay down borrowings under the Company’s revolving credit facility.

On January 15, 2015, the Company issued $75 million in term notes to an insurance company. Principle payments commence in 2020 and the notes mature in 2030. The notes have an interest rate of 3.52 percent. Proceeds of the notes were used to pay down borrowings under the Company’s revolving credit facility.

Scheduled maturities of long-term debt within each of the five years subsequent to December 31, 2017 are as follows:

Years ending December 31 (dollars in millions)	Amount
2018	$7.5
2019	—
2020	6.8
2021	290.0
2022	6.8

7.	Debt and Lease Commitments (continued)

Future minimum payments under non-cancelable operating leases relating mostly to office, manufacturing and warehouse facilities total $47.5 million and are due as follows:

Years ending December 31 (dollars in millions)	Amount
2018	$20.2
2019	4.9
2020	3.6
2021	3.1
2022	2.5
Thereafter	13.2

Rent expense, including payments under operating leases, was $29.4 million, $29.8 million and $28.8 million in 2017, 2016 and 2015, respectively.

Interest paid by the Company was $10.0 million, $7.2 million and $6.4 million in 2017, 2016 and 2015, respectively. The Company capitalized interest expense of $0.7 million, $0.2 million and $0.2 million in 2017, 2016 and 2015, respectively.

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

There were 73,792 shares during 2017, 60,045 shares during 2016 and 67,544 shares during 2015, of Class A Common Stock converted into Common Stock. Regular dividends paid on the A. O. Smith Corporation Class A Common Stock and Common Stock amounted to $0.56, $0.48 and $0.38 per share in 2017, 2016 and 2015, respectively.

The Company completed a two-for-one stock split on October 5, 2016. Amounts have been adjusted to reflect the stock split.

In 2015, the Company’s Board of Directors authorized the purchase of an additional 4,000,000 shares of the Company’s Common Stock. In 2016, the Company’s Board of Directors authorized the purchase of an additional 3,000,000 shares of the Company’s Common Stock. Under the share repurchase program, the Company’s Common Stock may be purchased through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchase will depend on a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors, including alternative investment opportunities. The share repurchase authorization remains effective until terminated by the Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that the Company may then have in effect. In 2017, the Company purchased 2,533,350 shares at a total cost of $139.1 million. As of December 31, 2017, there were 2,373,053 shares remaining on the existing repurchase authorization. In 2016, the Company purchased 3,273,109 shares at a cost of $135.2 million. In 2015, the Company purchased 3,816,474 shares at a cost of $128.1 million.

At December 31, 2017, a total of 130,380 and 18,914,082 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock. At December 31, 2016, a total of 130,380 and 17,135,628 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

8.	Stockholders’ Equity (continued)

Accumulated other comprehensive loss is as follows:

December 31 (dollars in millions)	2017	2016
Cumulative foreign currency translation adjustments	$(26.5)	$(79.2)
Unrealized net (loss) gain on cash flow derivative instruments less related income tax benefit (provision) of $0.6 in 2017 and $(0.1) in 2016	(0.9)	0.2
Pension liability less related income tax benefit of $175.9 in 2017 and $183.4 in 2016	(272.1)	(284.2)

	$(299.5)	$(363.2)

Changes to accumulated other comprehensive loss by component are as follows:

	Years ended December 31,
	2017		2016
Cumulative foreign currency translation
Balance at beginning of period	$(79.2)		$(39.4)
Other comprehensive gain (loss) before reclassifications	52.7		(39.8)

Balance at end of period	(26.5)		(79.2)

Unrealized net gain on cash flow derivatives
Balance at beginning of period	0.2		1.2
Other comprehensive losses before reclassifications	(0.5)		(0.9)
Realized gains on derivatives reclassified to cost of products sold (net of tax provision of $0.4 and $0.1 in 2017 and 2016, respectively)(1)	(0.6)		(0.1)

Balance at end of period	(0.9)		0.2

Pension liability
Balance at beginning of period	(284.2)		(275.2)
Other comprehensive gain (loss) before reclassifications	1.4		(18.8)
Amounts reclassified from accumulated other comprehensive loss (1)	10.7		9.8

Balance at end of period	(272.1)		(284.2)

Total accumulated other comprehensive loss, end of period	$(299.5)		$(363.2)

(1)Amounts reclassified from accumulated other comprehensive loss:
Realized gains on derivatives reclassified to cost of products sold	(1.0)		(0.2)
Tax provision	0.4		0.1

Reclassification net of tax	$(0.6)		$(0.1)

Amortization of pension items:
Actuarial losses	$17.9	(2)	$17.5	(2)
Prior year service cost	(0.4	)(2)	(1.5	)(2)

	17.5		16.0
Tax benefit	(6.8)		(6.2)

Reclassification net of tax	$10.7		$9.8

(2) These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 10 - Pensions and Other Post-retirement Benefits for additional details

9.	Stock Based Compensation

The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the “Plan”) effective January 1, 2007. The Plan was reapproved by stockholders on April 16, 2012. The Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by shareholders in 2002. The number of shares available for granting of options or share units at December 31, 2017, was 2,885,001. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.

Total stock based compensation expense recognized in 2017, 2016 and 2015 was $9.9 million, $9.4 million and $8.8 million, respectively.

Stock options

The stock options granted in 2017, 2016 and 2015 have three year pro rata vesting from the dates of grant. Stock options are issued at exercise prices equal to the fair value of Common Stock on the date of grant. For active employees, all options granted in 2017, 2016 and 2015 expire ten years after date of grant. Stock option compensation expense recognized in 2017, 2016 and 2015 was $4.7 million, $4.5 million and $4.0 million, respectively. Included in the stock option expense recognized in 2017, 2016 and 2015 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.

Changes in option shares, all of which are Common Stock, were as follows:

	Weighted-Avg. Per Share Exercise Price	Years Ended December 31			(dollars in millions) Aggregate Intrinsic Value
		2017	2016	2015
Outstanding at beginning of year	$21.69	2,664,333	2,653,558	3,154,006
Granted
2017—$50.16 to $50.16 per share		358,150
2016—$31.49 to $46.93 per share			553,370
2015—$23.24 to $25.34 per share				484,990
Exercised
2017—$4.75 to $31.67 per share		(752,603)			$12.7
2016—$4.75 to $30.77 per share			(531,933)		7.5
2015—$4.10 to $17.46 per share				(978,208)	10.2
Forfeited
2017—$30.77 to $50.16 per share		(6,754)
2016—$23.24 to $46.93 per share			(10,662)
2015—$17.46 to $23.24 per share				(7,230)

Outstanding at end of year
(2017—$4.75 to $50.16 per share)	27.73	2,263,126	2,664,333	2,653,558

Exercisable at end of year	20.48	1,387,259	1,602,651	1,544,186

The aggregate intrinsic value for the outstanding and exercisable options as of December 31, 2017 is $75.9 million and $56.6 million, respectively. The average remaining contractual life for outstanding and exercisable options is seven years and six years, respectively.

9.	Stock Based Compensation (continued)

The following table summarizes weighted-average information by range of exercise prices for stock options outstanding and exercisable at December 31, 2017:

Range of Exercise Prices	Options Outstanding at December 31, 2017	Weighted- Average Exercise Price	Options Exercisable at December 31, 2017	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
$4.75 to $11.50	414,134	$9.56	414,134	$9.56	4 years
$17.46 to $25.34	556,847	20.58	556,847	20.58	7 years
$26.47 to $50.16	1,292,145	36.63	416,278	31.20	8 years

	2,263,126		1,387,259

The weighted-average fair value per option at the date of grant during 2017, 2016 and 2015, using the Black-Scholes option-pricing model, was $13.04, $8.03 and $8.59, respectively. Assumptions were as follows:

	2017	2016	2015
Expected life (years)	5.7	5.8	5.9
Risk-free interest rate	2.4%	1.7%	2.0%
Dividend yield	1.0%	1.3%	1.0%
Expected volatility	26.5%	27.7%	29.3%

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

Stock Appreciations Rights (SARs)

Certain non-U.S.-based employees were granted SARs. Each SAR award grants the employee the right to receive cash equal to the excess of the share price of the Company’s Common Stock on the date that a participant exercises such right over the grant date value of the SAR. SARs granted have three year pro rata vesting from the date of grant. SARs were issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant and expire ten years from the date of grant. The fair value and compensation expense for SARs are remeasured at each reporting period using the Black-Scholes option-pricing model, using assumptions similar to stock option awards. No SARs were granted in 2017 or 2016. As of December 31, 2017, there were 23,660 SARs outstanding and 15,774 were exercisable. In 2016, there were 24,940 SARs outstanding and 8,320 were exercisable. In 2015, the Company granted 26,230 SARs and no SARs were exercisable. Stock based compensation expense attributable to SARS was not material in 2017, 2016 and 2015.

Restricted stock and share units

Participants may also be awarded shares of restricted stock or share units under the Plan. The Company granted 107,853, 160,465 and 152,192 share units under the plan in 2017, 2016 and 2015, respectively.

The share units were valued at $5.4 million, $5.2 million and $4.7 million at the date of issuance in 2017, 2016 and 2015, respectively, and will be recognized as compensation expense ratably over the three-year vesting period; however, included in share based compensation is expense associated with the accelerated vesting of share unit awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Compensation expense of $5.2 million, $4.9 million and $4.8 million was recognized in 2017, 2016 and 2015, respectively. Certain non-U.S.-based employees receive the cash value of vested shares at the vesting date in lieu of shares.

9.	Stock Based Compensation (continued)

A summary of share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Outstanding at January 1, 2017	544,055	$27.35
Granted	107,853	50.17
Vested	(213,863)	23.25
Forfeited/cancelled	(4,755)	34.25

Outstanding at December 31, 2017	433,290	34.96

Total compensation expense for share units not yet recognized is $2.2 million at December 31, 2017. The weighted average period over which the expense is expected to be recognized is 11 months.

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

As of December 31, 2015, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for its pension plan and its post-retirement benefit plan. This change compared to the previous method resulted in a $7.7 million and $7.1 million decrease in the service and interest components for pension cost in 2017 and 2016, respectively compared to 2015. Historically, the Company estimated the service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company has elected to utilize an approach that discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. This change was made to provide a more precise measurement of service and interest costs by improving the correlation between the projected benefit cash flows to the corresponding spot yield curve rates.

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

Obligations and Funded Status

Pension and Post-Retirement Disclosure Information under ASC 715, Compensation – Retirement Benefits (ASC 715)

The following tables present the changes in benefit obligations, plan assets and funded status for domestic pension and post-retirement plans and the components of net periodic benefit costs.

	Pension Benefits		Post-retirement Benefits
Years ended December 31 (dollars in millions)	2017	2016	2017	2016
Accumulated benefit obligation (ABO) at December 31	$921.8	$894.3	N/A	N/A
Change in projected benefit obligations (PBO)
PBO at beginning of year	$(895.8)	$(892.9)	$(6.6)	$(6.6)
Service cost	(1.8)	(1.8)	(0.1)	(0.1)
Interest cost	(30.0)	(30.6)	(0.3)	(0.2)
Participant contributions	—	—	(0.1)	—
Plan amendments	—	(0.7)	—	—
Actuarial loss including assumption changes	(54.3)	(31.0)	(1.1)	(0.2)
Benefits paid	59.2	61.2	0.6	0.5

PBO at end of year	$(922.7)	$(895.8)	$(7.6)	$(6.6)

Change in fair value of plan assets
Plan assets at beginning of year	$787.0	$759.0	$—	$—
Actual return on plan assets	116.5	57.0	—	—
Contribution by the company	30.5	32.2	0.4	0.5
Participant contributions	—	—	0.1	—
Benefits paid	(59.2)	(61.2)	(0.5)	(0.5)

Plan assets at end of year	$874.8	$787.0	$—	$—

Funded status	$(47.9)	$(108.8)	$(7.6)	$(6.6)
Amount recognized in the balance sheet
Current liabilities	$(0.5)	$(0.5)	$(0.3)	$(0.4)
Non-current liabilities	(47.4)	(108.3)	(7.3)	(6.2)

Net pension liability at end of year	$(47.9)*	$(108.8)*	$(7.6)	$(6.6)

Amounts recognized in accumulated other comprehensive loss before tax
Net actuarial loss (gain)	$451.8	$473.5	$(0.8)	$(2.0)
Prior service cost	(0.5)	(0.9)	(2.6)	(2.9)

Total recognized in accumulated other comprehensive loss	$451.3	$472.6	$(3.4)	$(4.9)

*	In addition, the Company has a liability for a foreign pension plan of $0.2 million and $0.2 million at December 31, 2017 and 2016, respectively.

10.	Pension and Other Post-retirement Benefits (continued)

	Pension Benefits			Post-retirement Benefits
Years ended December 31 (dollars in millions)	2017	2016	2015	2017	2016	2015
Net periodic benefit cost
Service cost	$1.8	$1.8	$1.9	$0.1	$0.1	$0.1
Interest cost	30.0	30.6	37.6	0.3	0.2	0.3
Expected return on plan assets	(58.4)	(55.9)	(57.5)	—	—	—
Amortization of unrecognized:
Net actuarial loss (gain)	17.9	17.7	19.1	(0.1)	(0.2)	(0.1)
Prior service cost	(0.4)	(1.1)	(1.0)	(0.4)	(0.4)	(0.4)
Curtailment and other one-time charges	—	—	—	—	—	—

Defined-benefit plan (income) cost	(9.1)	(6.9)	0.1	$(0.1)	$(0.3)	$(0.1)

Various U.S. defined contribution plans cost	12.0	11.6	10.8

	$2.9	$4.7	$10.9

Other changes in plan assets and projected benefit obligation recognized in other comprehensive loss
Net actuarial (gain) loss	$(3.8)	$29.9	$17.2	$1.1	$0.2	$—
Amortization of net actuarial (loss) gain	(17.9)	(17.7)	(19.1)	0.1	0.2	0.1
Prior service cost	—	0.6	2.5	—	—	(3.7)
Amortization of prior service cost	0.5	1.1	1.0	0.4	0.4	0.4

Total recognized in other comprehensive loss	(21.2)	13.9	1.6	1.6	0.8	(3.2)

Total recognized in net periodic (benefit) cost and other comprehensive loss	$(30.3)	$7.0	$1.7	$1.5	$0.5	$(3.3)

The estimated net actuarial loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2018 are $18.7 million and $(0.4) million, respectively. The estimated net actuarial loss and prior year service cost for the post-retirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2018 are $(0.1) million and $(0.4) million, respectively. As permitted under ASC 715, the amortization of any prior service cost was previously determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan. Beginning in 2015 the amortization occurs over the average remaining life expectancy of participants expected to receive benefits under the plan as permitted under ASC 715.

The 2017 and 2016 after tax adjustments for additional minimum pension liability resulted in other comprehensive gain (loss) of $12.1 million and $(9.0) million, respectively.

Actuarial assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2017	2016	2017	2016
Discount rate	3.65%	4.15%	3.79%	4.33%
Average salary increases	n/a	4.00%	n/a	n/a

Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
Years ended December 31	2017	2016	2015	2017	2016	2015
Discount rate	4.15%	4.40%	4.05%	4.40%	4.55%	4.00%
Expected long-term return on plan assets	7.50%	7.50%	7.75%	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

10.	Pension and Other Post-retirement Benefits (continued)

Assumptions

In developing the expected long-term rate of return on plan assets assumption, the Company evaluated its pension plan’s target and actual asset allocation and expected long-term rates of return of equity and bond indices. The Company also considered its pension plan’s historical ten-year and 25-year compounded annualized returns of 6.3 percent and 9.2 percent, respectively.

Assumed health care cost trend rates

Assumed health care cost trend rates as of December 31 are as follows:

	2017	2016
Health care cost trend rate assumed for next year	6.50%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2021

A one-percentage-point change in the assumed health care cost trend rates would not result in a material impact on the Company’s consolidated financial statements.

Plan Assets

The Company’s pension plan weighted asset allocations as of December 31 by asset category are as follows:

Asset Category	2017	2016
Equity securities	45%	48%
Debt securities	43	37
Real estate	9	10
Private equity	2	4
Other	1	1

	100%	100%

10.	Pension and Other Post-retirement Benefits (continued)

The following tables present the fair value measurement of the Company’s plan assets as of December 31, 2017 and 2016 (dollars in millions):

		December 31, 2017
Asset Category	Total	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non- observable Inputs (Level 3)
Short-term investments	$15.8	$2.0	$13.8	$—
Equity securities
Common stocks	220.3	220.3	—	—
Commingled equity funds	121.5	—	121.5	—
Fixed income securities
U.S. treasury securities	46.0	46.0	—	—
Other fixed income securities	219.9	—	219.9	—
Commingled fixed income funds	99.8	—	99.8	—
Other types of investments
Mutual funds	51.8	—	51.8	—
Real estate funds	77.8	—	—	77.8
Private equity	20.9	—	—	20.9

Total fair value of plan asset investments	$873.8	$268.3	$506.8	$98.7

Non-investment plan assets	1.0

Total plan assets	$874.8

		December 31, 2016
Asset Category	Total	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non- observable Inputs (Level 3)
Short-term investments	$28.7	$1.1	$7.9	$19.7
Equity securities
Common stocks	254.0	254.0	—	—
Commingled equity funds	105.6	—	105.6	—
Fixed income securities
U.S. treasury securities	97.6	97.6	—	—
Other fixed income securities	102.6	—	102.6	—
Commingled fixed income funds	90.3	—	90.3	—
Other types of investments
Mutual funds	4.5	—	4.5	—
Real estate funds	74.3	—	—	74.3
Private equity	28.0	—	—	28.0

Total fair value of plan asset investments	$785.6	$352.7	$310.9	$122.0

Non-investment plan assets	1.4

Total plan assets	$787.0

10. Pension and Other Post-retirement Benefits (continued)

The short-term investments included in the Company’s plan assets consist of cash and cash equivalents. The fair value of the remaining categories of the Company’s plan assets are valued as follows: equity securities are valued using the closing stock price on a national securities exchange, which reflects the last reported sales price on the last business day of the year; fixed income securities are valued using institutional bond quotes, which are based on various market and industry inputs; mutual funds and real estate funds are valued using the net asset value of the fund, which is based on the fair value of the underlying securities; and private equity investments are valued at the estimated fair value at the previous quarter end, which is based on the proportionate share of the underlying portfolio investments.

The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2017 and 2016 (dollars in millions):

	Short term investments	Real estate funds	Private equity	Total
Balance at December 31, 2015	$12.4	$70.9	$34.3	$117.6
Actual return (loss) on plan assets:
Relating to assets still held at the reporting date	—	3.4	(5.5)	(2.1)
Relating to assets sold during the period	—	—	9.3	9.3
Purchases, sales and settlements	7.3	—	(10.1)	(2.8)

Balance at December 31, 2016	19.7	74.3	28.0	122.0
Actual return (loss) on plan assets:
Relating to assets still held at the reporting date	—	3.5	(5.6)	(2.1)
Relating to assets sold during the period	—	—	7.8	7.8
Purchases, sales and settlements	(19.7)	—	(9.3)	(29.0)

Balance at December 31, 2017	$—	$77.8	$20.9	$98.7

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

There was no Company stock included in plan assets at December 31, 2017.

Cash Flows

The Company was not required to make a contribution in 2017 but elected to make a $30 million voluntary contribution. The Company is not required to make a contribution in 2018.

10.	Pension and Other Post-retirement Benefits (continued)

Estimated Future Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years ending December 31 (dollars in millions)	Pension Benefits	Post-retirement Benefits
2018	$60.5	$0.3
2019	66.6	0.4
2020	68.5	0.4
2021	59.3	0.4
2022	58.6	0.4
2023 – 2027	285.6	2.2

11.	Derivative instruments

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

The Company designates that all of its hedging instruments are cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), gains or losses on the derivative instrument is reported as a component of other comprehensive loss, net of tax, and is reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.

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

The amounts in accumulated other comprehensive loss for cash flow hedges will be reclassified into earnings no later than December 31, 2018.

11.	Derivative instruments (continued)

The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts:

December 31 (dollars in millions)	2017		2016
	Buy	Sell	Buy	Sell
British pound	$—	$1.2	$—	$1.2
Canadian dollar	—	48.1	—	56.9
Euro	29.3	—	25.4	1.8
Mexican peso	16.3	—	16.9	—

Total	$45.6	$49.3	$42.3	$59.9

Commodity Futures Contracts

In addition to entering into supply arrangements in the normal course of business, the Company also enters into futures contracts to fix the cost of certain raw material purchases, principally steel, with the objective of minimizing changes in cost due to market price fluctuations. The hedging strategy for achieving this objective is to purchase steel futures contracts on the New York Metals Exchange (NYMEX) and copper futures contracts on the open market of the London Metals Exchange (LME) or over the counter contracts based on the LME.

With NYMEX, the Company is required to make cash deposits on unrealized losses on steel derivative contracts.

The after-tax gains and losses of the contracts as of December 31, 2017 were recorded in accumulated other comprehensive loss and will be reclassified into cost of products sold in the periods in which the underlying transactions are recorded in earnings. The after-tax gains and losses of the contracts will be reclassified within one year. Contractual amounts of the Company’s commodities futures contracts were immaterial as of December 31, 2017.

The impact of derivative contracts on the Company’s financial statements is as follows:

Fair value of derivative instruments designated as hedging instruments under ASC 815:

		Fair Value
December 31 (dollars in millions)	Balance Sheet Location	2017	2016
Foreign currency contracts	Other current assets	$0.2	$1.9
	Accrued liabilities	(1.8)	(2.0)
Commodities contracts	Other current assets	0.2	0.8
	Accrued liabilities	—	(0.3)

Total derivatives designated as hedging instruments		$(1.4)	$0.4

11.	Derivative instruments (continued)

The effect of derivative instruments on the consolidated statement of earnings is as follows.

Years ended December 31 (dollars in millions)

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivative		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings
	2017	2016		2017	2016
Foreign currency contracts	$(1.1)	$(3.8)	Cost of products sold	$0.4	$(1.4)
Commodities contracts	0.5	2.4	Cost of products sold	0.6	1.6

	$(0.6)	$(1.4)		$1.0	$0.2

12.	Income Taxes

The components of the provision (benefit) for income taxes consisted of the following:

Years ended December 31 (dollars in millions)	2017	2016	2015
Current:
Federal	$148.0	$71.6	$82.9
State	9.4	14.5	13.9
International	43.8	34.9	23.6
Deferred:
Federal	23.5	11.0	(4.2)
State	5.8	5.2	2.2
International	(6.2)	(1.2)	1.2

	$224.3	$136.0	$119.6

The provision for income taxes differs from the U.S. federal statutory rate due to the following items:

Years ended December 31	2017	2016	2015
Provision at U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.9	2.8	2.6
International income tax rate differential - China	(6.5)	(6.2)	(6.8)
International income tax rate differential - other	0.1	0.3	0.2
U.S. manufacturing credit	(1.4)	(1.5)	(1.3)
Research tax credits	(0.3)	(0.3)	(0.3)
Excess tax benefit on stock compensation	(2.2)	(1.1)	—
Other	0.8	0.4	0.3

	27.4%	29.4%	29.7%
U.S. Tax Cuts & Jobs Act (U.S. Tax Reform)	15.7	—	—

	43.1%	29.4%	29.7%

U.S. Tax Reform was enacted on December 22, 2017 and significantly changed U.S. corporate income tax laws. Among other things, U.S. Tax Reform reduced the U.S. corporate income tax rate to 21 percent commencing on January 1, 2018, implemented a territorial tax system and levied a one-time mandatory tax on undistributed earnings of foreign subsidiaries of U.S. companies.

12.	Income Taxes (continued)

As a result of U.S. Tax Reform, the Company recorded provisional income tax expense of $81.8 million in the fourth quarter of 2017. The provisional income tax expense resulting from U.S. Tax Reform is included in the provision for income taxes on the Company’s consolidated statement of earnings and consisted of two components: $83.5 million of income tax expense related to the one-time mandatory tax on undistributed foreign earnings and a $1.7 million income tax benefit resulting from the remeasurement of the Company’s U.S. deferred tax assets and liabilities based on the new lower U.S. corporate income tax rate. As permitted under the SEC Staff Accounting Bulletin 118, these amounts may be subject to revisions in 2018. Future revisions may include adjustments to the measurement of accumulated foreign earnings included in the one-time mandatory tax calculation. The ultimate impact of U.S. Tax Reform may differ from the provisional amounts recorded due to future changes in interpretation of the guidance issued.

Components of earnings before income taxes were as follows:

Years ended December 31 (dollars in millions)	2017	2016	2015
U.S.	$329.9	$300.9	$255.7
International	190.9	161.6	146.8

	$520.8	$462.5	$402.5

Total income taxes paid by the Company amounted to $131.1 million, $117.4 million, and $97.5 million in 2017, 2016 and 2015, respectively.

As of December 31, 2017, the Company has $38.6 million accrued for its estimate of withholding taxes due upon repatriation of undistributed foreign earnings it considers to be not permanently reinvested. As of December 31, 2017, $815.2 million of cash and cash equivalents and marketable securities were held by its foreign subsidiaries.

The tax effects of temporary differences of assets and liabilities between income tax and financial reporting are as follows:

December 31 (dollars in millions)
	2017		2016
	Assets	Liabilities	Assets	Liabilities
Employee benefits	$30.4	$—	$67.5	$—
Product liability and warranties	43.4	—	67.1	—
Inventories	—	2.0	—	3.4
Accounts receivable	16.5	—	14.9	—
Property, plant and equipment	—	31.1	—	34.3
Intangibles	—	54.3	—	77.4
Environmental liabilities	2.4	—	2.9	—
Undistributed foreign earnings	—	38.6	—	42.3
Tax loss and credit carryovers	19.8	—	18.2	—
All other	5.5	—	4.3	—
Valuation allowance	(15.0)	—	(13.1)	—

	$103.0	$126.0	$161.8	$157.4

Net asset		$23.0	$4.4

12.	Income Taxes (continued)

The Company believes it is more likely than not that it will realize its deferred tax assets through the reduction of future taxable income. The Company considered historical operating results in determining the probability of the realization of the deferred tax assets.

A reconciliation of the beginning and ending amounts of tax loss carryovers, credit carryovers and valuation allowances is as follows:

December 31 (dollars in millions)
	Net Operating Losses and Tax Credits		Valuation Allowances
	2017	2016	2017	2016
Beginning balance	$18.2	$14.6	$13.1	$11.0
Additions	1.6	3.7	1.9	2.1
Reductions	—	(0.1)	—	—

Ending balance	$19.8	$18.2	$15.0	$13.1

The Company has foreign net operating loss carryovers that expire in 2018 through 2025 and state and local net operating loss carryovers that expire between 2018 and 2034.

A reconciliation of the beginning and ending amount of unrecognized benefits is as follows:

(Dollars in millions)	2017	2016
Balance at January 1	$4.2	$2.6
Additions for tax positions of prior years	2.0	1.6

Balance at December 31	$6.2	$4.2

The amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is $0.6 million. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2017, there was an immaterial amount of interest and penalties accrued. The Company anticipates that there will not be a decrease in the total amount of unrecognized tax benefits in 2018. The Company’s U.S. federal income tax returns and its U.S. state and local income tax returns are subject to audit for the years 2015-2017 and 2001-2017, respectively. The Company is subject to non-U.S. income tax audits for the years 2009-2017.

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

The Company is subject to various claims and pending lawsuits for product liability and other matters arising out of the conduct of the Company’s business. With respect to product liability claims, the Company has self-insured a portion of its product liability loss exposure for many years. The Company has established reserves and has insurance coverage, which it believes are adequate to cover incurred claims. For the years ended December 31, 2017 and 2016, the Company had $125 million of product liability insurance for individual losses in excess of $7.5 million. The Company periodically reevaluates its exposure on claims and lawsuits and makes adjustments to its reserves as appropriate. The Company believes, based on current knowledge, consultation with counsel, adequate reserves and insurance coverage that the outcome of such claims and lawsuits will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

14.	Operations by Segment

The Company is comprised of two reporting segments: North America and Rest of World. The Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential and commercial gas and electric water heaters, boilers and water treatment products. Both segments primarily manufacture and market in their respective regions of the world. The North America segment also manufactures and markets water system tanks. Our Rest of World segment also manufactures and markets in-home air purification products in China.

The accounting policies of the reportable segments are the same as those described in the “Summary of Significant Accounting Policies” outlined in Note 1. Segment earnings, defined by the Company as earnings before interest, taxes, general corporate and corporate research and development expenses, were used to measure the performance of the segments.

	Net Sales			Earnings
Years ended December 31 (dollars in millions)	2017	2016	2015	2017	2016	2015
North America	$1,904.8	$1,743.2	$1,703.0	$428.6	$385.9	$339.9
Rest of World	1,116.3	965.6	866.1	149.3	129.1	113.0
Inter-segment	(24.4)	(22.9)	(32.6)	—	—	—

Total segments – sales, segment earnings	$2,996.7	$2,685.9	$2,536.5	$577.9	$515.0	$452.9

Corporate expenses				(47.0)	(45.2)	(43.0)
Interest expense				(10.1)	(7.3)	(7.4)

Earnings before income taxes				520.8	462.5	402.5
Provision for income taxes				(224.3)	(136.0)	(119.6)

Net earnings				$296.5	$326.5	$282.9

In 2017, the Company recorded provisional one-time charges of $81.8 million associated with U.S. Tax Reform, primarily related to the repatriation of undistributed foreign earnings.

In 2017, sales to the North America segment’s two largest customers were $361.4 million and $335.2 million which represented 12 percent and 11 percent of the Company’s net sales, respectively. In 2016, sales to the North America segment’s two largest customers were $311.5 million and $280.8 million which represented 12 percent and 11 percent of the Company’s net sales, respectively. In 2015, sales to the North America segment’s two largest customers were $301.7 million and $287.0 million which represented 12 percent and 11 percent of the Company’s net sales, respectively.

Assets, depreciation and capital expenditures by segment

	Total Assets (December 31)			Depreciation and Amortization (Years Ended December 31)			Capital Expenditures (Years Ended December 31)
(dollars in millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015
North America	$1,592.5	$1,515.9	$1,381.1	$45.1	$42.9	$41.9	$38.5	$45.9	$43.5
Rest of World	741.4	584.3	544.2	23.8	21.0	19.8	55.2	34.3	28.4
Corporate	863.4	790.8	703.9	1.2	1.2	1.3	0.5	0.5	0.8

Total	$3,197.3	$2,891.0	$2,629.2	$70.1	$65.1	$63.0	$94.2	$80.7	$72.7

The majority of corporate assets consist of cash, cash equivalents, marketable securities and deferred income taxes.

14.	Operations by Segment (continued)

Net sales and long-lived assets by geographic location

The following data by geographic area includes net sales based on product shipment destination and long-lived assets based on physical location. Long-lived assets include net property, plant and equipment and other long-term assets.

	Long-lived Assets (December 31)			Net Sales (Years Ended December 31)
(dollars in millions)	2017	2016	2015		2017	2016	2015
United States	$303.0	$292.4	$297.8	United States	$1,698.1	$1,570.7	$1,531.4
China	250.8	184.3	157.3	China	1,034.9	887.1	787.1
Canada	3.2	3.1	2.7	Canada	163.7	138.7	129.9
Other Foreign	47.1	48.4	55.2	Other Foreign	100.0	89.4	88.1

Total	$604.1	$528.2	$513.0	Total	$2,996.7	$2,685.9	$2,536.5

15.	Quarterly Results of Operations (Unaudited)

(dollars in millions, except per share amounts)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2017	2016	2017	2016	2017	2016	2017	2016
Net sales	$740.0	$636.9	$738.2	$667.0	$749.9	$683.9	$768.6	$698.1
Gross profit	302.3	262.7	305.9	283.7	306.7	283.3	323.8	289.6
Net earnings	87.7	73.5	92.4	87.1	93.7	83.2	22.7	82.7
Basic earnings per share	0.51	0.42	0.53	0.50	0.54	0.48	0.13	0.48
Diluted earnings per share	0.50	0.41	0.53	0.49	0.54	0.47	0.13	0.47
Common dividends declared	0.14	0.12	0.14	0.12	0.14	0.12	0.14	0.12

Net earnings per share are computed separately for each period, and therefore, the sum of such quarterly per share amounts may differ from the total for the year.

In the fourth quarter of 2017, the Company recorded provisional one-time charges of $81.8 million associated with U.S. Tax Reform, primarily related to the repatriation of undistributed foreign earnings. These charges reduced earnings per share by $0.47.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As allowed by Securities and Exchange Commission guidance, management excluded from its assessment Hague, which was acquired in 2017 and constituted 1.6 percent and 2.9 percent of total assets and net assets, respectively, as of December 31, 2017 and 0.3 percent and 0.5 percent of net sales and net earnings, respectively, for the year then ended. Based on this evaluation, our management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2017 as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any change in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act) during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

The Board of Directors and Stockholders

A. O. Smith Corporation

Opinion on Internal Control over Financial Reporting

We have audited A. O. Smith Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, A. O. Smith Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying Management Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Hague Quality Water International, which is included in the 2017 consolidated financial statements of the Company and constituted 1.6 percent and 2.9 percent of total assets and net assets, respectively, as of December 31, 2017 and .3 percent and ..5 percent of net sales and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Hague Quality Water International.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of A. O. Smith Corporation as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 and our report dated February 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

February 16, 2018

PART III

ITEM 10	- DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the headings “Election of Directors” and “Board Committees” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission (SEC) under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference. The information required regarding Executive Officers of the company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

We have a separately designated Audit Committee on which Gene C. Wulf, Gloster B. Current, Jr., Dr. Ilham Kadri, Mark D. Smith and Idelle K. Wolf serve, with Mr. Wulf, as Chairperson. All members are independent under applicable SEC and New York Stock Exchange rules; the Board of Directors of the company has concluded that Ms. Wolf and Mr. Wulf are “audit committee financial experts” in accordance with SEC rules. Mr. Current will serve on the Audit Committee until his planned retirement just prior to the 2018 Annual Meeting of Stockholders.

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

The information included under the heading “Compliance with Section 16(a) of the Securities Exchange Act” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information included under the headings “Executive Compensation,” “Director Compensation,” “Report of the Personnel and Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in the company’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the headings “Principal Stockholders” and “Security Ownership of Directors and Management” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2017.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,943,263	(1)	$27.73	(2)	2,885,001	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	2,943,263		$27.73		2,885,001

(1)	Consists of 2,263,126 shares subject to stock options, 399,270 shares subject to employee share units and 280,867 shares subject to director share units.
(2)	Represents the weighted average exercise price of outstanding options and does not take into account outstanding share units.
(3)	Represents securities remaining available for issuance under the A. O. Smith Combined Incentive Compensation Plan. If any awards lapse, expire, terminate or are cancelled without issuance of shares, or shares are forfeited under any award, then such shares will become available for issuance under the A. O. Smith Combined Incentive Compensation Plan, hereby increasing the number of securities remaining available.

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information included under the headings “Director Independence and Financial Literacy”, “Compensation Committee Interlocks and Insider Participation” and “Procedure for Review of Related Party Transactions” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information included under the heading “Report of the Audit Committee” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) required by this Item 14 is incorporated herein by reference.

PART IV

ITEM 15	- EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements of the Company
		Form 10-K Page Number

	The following consolidated financial statements of A. O. Smith Corporation are included in Item 8:

	Consolidated Balance Sheets at December 31, 2017 and 2016	27

	For each of the three years in the period ended December 31, 2017:

	- Consolidated Statement of Earnings	28

	- Consolidated Statement of Comprehensive Earnings	28

	- Consolidated Statement of Cash Flows	29

	- Consolidated Statement of Stockholders’ Equity	30

	Notes to Consolidated Financial Statements	31 - 56

2.	Financial Statement Schedules Schedule II - Valuation and Qualifying Accounts	66

	Schedules not included have been omitted because they are not applicable.

3.	Exhibits - see the Index to Exhibits on pages 63 - 64 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K are listed as Exhibits 10(a) through 10(m) in the Index to Exhibits.

	Pursuant to the requirements of Rule 14a-3(b)(10) of the Securities Exchange Act of 1934, as amended, we will, upon request and upon payment of a reasonable fee not to exceed the rate at which such copies are available from the SEC, furnish copies to our security holders of any exhibits listed in the Index to Exhibits.

INDEX TO EXHIBITS

Exhibit
Number	Description

(3)(i)		Restated Certificate of Incorporation of A. O. Smith Corporation as amended through April 11, 2016, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended March 31, 2016.

(3)(ii)		By-laws of A. O. Smith Corporation as amended October 13, 2015, incorporated by reference to the current report on Form 8-K dated October 16, 2015.

(4)	(a)	Restated Certificate of Incorporation of A. O. Smith Corporation as amended through April 11, 2016, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended March 31, 2016.

	(b)	Amended and Restated Credit Agreement, dated as of December 12, 2012, among A. O. Smith Corporation, A. O. Smith Enterprises Ltd., A. O. Smith International Holdings B.V., and the financial institutions and agents party thereto, incorporated by reference to the current report on Form 8-K dated December 12, 2012.

	(c)	Amendment No. 1 dated as of December 15, 2016, to the Amended and Restated Credit Agreement, dated as of December 12, 2012, among A. O. Smith Corporation, A. O Smith Enterprises Ltd., A. O. Smith International Holdings B.V., and the financial institutions and agents party thereto, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2016.

	(d)	The corporation has instruments that define the rights of holders of long-term debt that are not being filed with this Registration Statement in reliance upon Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to furnish to the SEC, upon request, copies of these instruments.

(10)	Material Contracts

	(a)	A. O. Smith Combined Incentive Compensation Plan, incorporated by reference as Exhibit A to the Proxy Statement filed on March 5, 2012 for the 2012 Annual Meeting of Stockholders.

	(b)	A. O. Smith Corporation Executive Life Insurance Plan, as amended January 1, 2009, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(c)	A. O. Smith Nonqualified Deferred Compensation Plan, adopted December 1, 2008, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(d)	A. O. Smith Corporation Executive Supplemental Pension Plan, as amended January 1, 2009, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2008.

	(e)	A. O. Smith Corporation Executive Incentive Compensation Award Agreement, incorporated by reference to the Form S-8 Registration Statement filed by the corporation on July 30, 2007 (Reg. No. 333-144950).

	(f)	A. O. Smith Corporation Executive Incentive Compensation Award Agreement, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended March 31, 2012.

	(g)	A. O. Smith Corporation Executive Incentive Compensation Award Agreement, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended March 31, 2016.

	(h)	Offer Letter to Ajita G. Rajendra, dated September 20, 2004, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2007.

	(i)	Amendment to Offer Letter to Ajita G. Rajendra dated December 10, 2015, incorporated by reference to the annual report on Form 10-K for the fiscal year ended December 31, 2015.

INDEX TO EXHIBITS (continued)

Exhibit Number	Description

	(j)	Summary of Directors’ Compensation incorporated by reference to the quarterly report on Form 10-Q for the quarter ended June 30, 2015.

	(k)	A. O. Smith Corporation Senior Leadership Severance Plan, incorporated by Reference to the quarterly report for Form 10-Q for the quarter ended June 30, 2009.

	(l)	Form of A. O. Smith Corporation Special Retention Award Agreement, incorporated by reference to the quarterly report on Form 10-Q for the quarter ended March 31, 2011.

	(m)	Stockholder Agreement dated as of December 9, 2008, between A. O. Smith Corporation and each Smith Investment Company stockholder who becomes a signatory thereto, incorporated by reference to the current report on Form 8-K dated December 9, 2008.

	(n)	Summary of Directors’ Compensation

(21)		Subsidiaries.

(23)		Consent of Independent Registered Public Accounting Firm.

(31.1)		Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 16, 2018.

(31.2)		Certification by the Executive Vice-President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 16, 2018.

(32.1)		Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32.2)		Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(101)		The following materials from A. O. Smith Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) the Consolidated Statement of Earnings for the three years ended December 31, 2017, (iii) the Consolidated Statement of Comprehensive Earnings for the three years ended December 31, 2017, (iv) the Consolidated Statement of Cash Flows for the three years ended December 31, 2017, (v) the Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2017 and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

A. O. SMITH CORPORATION

Date: February 16, 2018	By:	/s/ Ajita G. Rajendra
Ajita G. Rajendra
Executive Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 16, 2018 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Signature

AJITA G. RAJENDRA	/s/ Ajita G. Rajendra
Chairman of the Board and Chief Executive Officer	Ajita G. Rajendra

KEVIN J. WHEELER	/s/ Kevin J. Wheeler
Director	Kevin J. Wheeler
President and Chief Operating Officer

JOHN J. KITA	/s/ John J. Kita
Executive Vice President and Chief Financial Officer	John J. Kita

DANIEL L. KEMPKEN	/s/ Daniel L. Kempken
Vice President and Controller	Daniel L. Kempken

RONALD D. BROWN	/s/ Ronald D. Brown
Director	Ronald D. Brown

GLOSTER B. CURRENT, Jr.	/s/ Gloster B. Current, Jr.
Director	Gloster B. Current, Jr.

WILLIAM P. GREUBEL	/s/ William P. Greubel
Director	William P. Greubel

PAUL W. JONES	/s/ Paul W. Jones
Director	Paul W. Jones

DR. ILHAM KADRI	/s/ Dr. Ilham Kadri
Director	Dr. Ilham Kadri

BRUCE M. SMITH	/s/ Bruce M. Smith
Director	Bruce M. Smith

MARK D. SMITH	/s/ Mark D. Smith
Director	Mark D. Smith

IDELLE K. WOLF	/s/ Idelle K. Wolf
Director	Idelle K. Wolf

GENE C. WULF	/s/ Gene C. Wulf
Director	Gene C. Wulf

A. O. SMITH CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in millions)

Years ended December 31, 2017, 2016 and 2015

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquisition of Businesses	Deductions	Balance at End of Year
2017:
Valuation allowance for trade and notes receivable	$6.3	$—	$0.2	$(1.2)	$5.3
Valuation allowance for deferred tax assets	13.1	1.9	—	—	15.0
2016:
Valuation allowance for trade and notes receivable	$6.0	$1.1	$0.2	$(1.0)	$6.3
Valuation allowance for deferred tax assets	11.0	2.1	—	—	13.1
2015:
Valuation allowance for trade and notes receivable	$3.7	$2.6	—	$(0.3)	$6.0
Valuation allowance for deferred tax assets	9.8	1.4	—	(0.2)	11.0