Form 10-Q
period 2018-03-31
SMITH A O CORP
filed 2018-05-07
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Class A Common Stock Outstanding as of April 30, 2018 - 26,065,487 shares

Common Stock Outstanding as of April 30, 2018 - 145,076,649 shares

Index

A. O. Smith Corporation

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Net sales	$788.0	$740.0
Cost of products sold	466.5	439.1

Gross profit	321.5	300.9
Selling, general and administrative expenses	192.9	183.2
Restructuring and impairment expenses	6.7	—
Interest expense	2.3	2.2
Other income	(5.8)	(4.9)

Earnings before provision for income taxes	125.4	120.4
Provision for income taxes	26.6	32.7

Net Earnings	$98.8	$87.7

Net Earnings Per Share of Common Stock	$0.58	$0.51

Diluted Net Earnings Per Share of Common Stock	$0.57	$0.50

Dividends Per Share of Common Stock	$0.18	$0.14

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(dollars in millions) (unaudited)
	Three Months Ended March 31,
	2018	2017
Net earnings	$98.8	$87.7
Other comprehensive earnings
Foreign currency translation adjustments	18.4	7.3
Unrealized net gain on cash flow derivative instruments, less related income tax provision of $(0.7) in 2018 and ($0.7) in 2017	2.0	1.1
Adjustment to pension liability, less related income tax provision of $(1.1) in 2018 and $(1.7) in 2017	3.4	2.6

Comprehensive Earnings	$122.6	$98.7

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	(unaudited) March 31, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$241.9	$346.6
Marketable securities	437.8	473.4
Receivables	638.8	592.7
Inventories	287.1	297.0
Other current assets	63.5	57.2

Total Current Assets	1,669.1	1,766.9
Property, plant and equipment	1,085.1	1,060.1
Less accumulated depreciation	(547.0)	(531.2)

Net property, plant and equipment	538.1	528.9
Goodwill	515.7	516.7
Other intangibles	304.7	308.7
Other assets	79.3	76.2

Total Assets	$3,106.9	$3,197.4

Liabilities
Current Liabilities
Trade payables	$522.1	$535.0
Accrued payroll and benefits	56.8	90.8
Accrued liabilities	136.6	116.0
Product warranties	44.0	44.5
Debt due within one year	7.4	7.5

Total Current Liabilities	766.9	793.8
Long-term debt	285.8	402.9
Pension liabilities	41.2	48.1
Other liabilities	304.6	307.7

Total Liabilities	1,398.5	1,552.5

Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 27,000,000 shares; issued 26,196,433 and 26,239,559	131.0	131.2
Common Stock, $1 par value: authorized 240,000,000 shares; issued 164,511,159 and 164,468,033	164.5	164.5
Capital in excess of par value	491.6	486.5
Retained earnings	1,856.5	1,788.7
Accumulated other comprehensive loss	(275.7)	(299.5)
Treasury stock at cost	(659.5)	(626.5)

Total Stockholders’ Equity	1,708.4	1,644.9

Total Liabilities and Stockholders’ Equity	$3,106.9	$3,197.4

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net earnings	$98.8	$87.7
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	17.9	16.9
Stock based compensation expense	6.5	5.9
Net changes in operating assets and liabilities:
Current assets and liabilities	(70.4)	(119.3)
Noncurrent assets and liabilities	(9.6)	(2.7)

Cash Provided by (Used in) Operating Activities	43.2	(11.5)

Investing Activities
Capital expenditures	(17.3)	(16.8)
Investments in marketable securities	(84.7)	(136.0)
Net proceeds from sale of marketable securities	136.9	134.9

Cash Provided by (Used in) Investing Activities	34.9	(17.9)

Financing Activities
Long-term debt (repaid) incurred	(117.3)	45.7
Common stock repurchases	(33.1)	(30.1)
Net (payments) proceeds from stock option activity	(1.4)	1.2
Dividends paid	(31.0)	(24.4)

Cash Used In Financing Activities	(182.8)	(7.6)

Net decrease in cash and cash equivalents	(104.7)	(37.0)
Cash and cash equivalents - beginning of period	346.6	330.4

Cash and Cash Equivalents - End of Period	$241.9	$293.4

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 16, 2018.

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (FASB) amended Accounting Standards Codification (ASC) 815, Derivatives and Hedging (issued under Accounting Standards Update (ASU) 2017-12, “Targeted Improvements to Accounting for Hedging Activities”). Under this amendment, more hedging strategies are eligible for hedge accounting treatment. ASU 2017-12 also amends the presentation and disclosure requirements regarding derivatives and hedging and changes how companies assess effectiveness. The Company adopted the amendment on January 1, 2018 and the adoption of ASU 2017-12 does not have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.

In May 2017, the FASB amended ASC 718, Compensation - Stock Compensation (issued under ASU 2017-09, “Scope of Modification Accounting”). This amendment clarifies when changes to the terms or conditions of share-based payment awards must be accounted for as a modification. Under this amendment, modification accounting must be used if three conditions are met: the fair value changes, the vesting conditions change, or the classification of the award changes due to the changes in terms or conditions. The Company adopted the amendment on January 1, 2018 and the adoption of ASU 2017-09 does not have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.

In March 2017, the FASB amended ASC 715, Compensation - Retirement Benefits (issued under ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”). This amendment changes the way net periodic benefit cost associated with employer-sponsored defined benefit plans is presented in the statement of earnings. Under the amendment, the service cost component of net periodic benefit cost is included in the same lines in the statement of earnings as other employee compensation costs and the other components of net periodic benefit cost must be presented separately outside of income from operations. The Company adopted the amendment on January 1, 2018 and as a result reclassified $1.4 million and $1.1 million of non-service cost pension income from cost of products sold and selling, general and administrative expenses, respectively, to other income in the March 31, 2017 consolidated statement of earnings. The adoption does not have a material impact on the Company’s consolidated balance sheets, statements of earnings or statements of cash flows.

In January 2017, the FASB amended ASC 350, Intangibles - Goodwill and Other (issued under ASU 2017-04, “Simplifying the Test for Goodwill Impairment”). This amendment simplifies the test for goodwill impairment by only requiring an entity to perform an annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount that the carrying amount exceeds the reporting unit’s fair value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendment requires adoption on January 1, 2020. The Company does not expect that the adoption of ASU 2017-04 will have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.

In October 2016, the FASB amended ASC 740, Income Taxes (issued under ASU 2016-16). This amendment requires that the income tax consequences of an intra-entity transfer of an asset other than inventory be recognized when the transfer occurs. The Company adopted this amendment on January 1, 2018 and the adoption of amended ASU 2016-16 does not have a material impact on the its consolidated balance sheets, statement of earnings or statements of cash flows.

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

In May 2014, the FASB issued ASC 606-10, Revenue from Contracts with Customers (issued under ASU 2014-09). ASU 2014-09 replaces all previously existing revenue recognition guidance. The Company adopted ASU 2014-09 on January 1, 2018 using the full retrospective method and therefore applied the standard to all contracts commencing on or after January 1, 2016. The Company recognized a net after-tax reduction to opening retained earnings of $3.9 million as of January 1, 2016 in connection with the adoption of ASU 2014-09. The adoption of ASU 2014-09 does not have a material impact on the Company’s consolidated balance sheets, statements of earnings or statements of cash flows. See Note 2 - Revenue Recognition for further discussion.

2.	Revenue Recognition

Substantially all of the Company’s sales are from contracts with customers for the purchase of its products. Contracts and customer purchase orders are used to determine the existence of a sales contract. Shipping documents are used to verify shipment. For substantially all of its products, the Company transfers control of products to the customer at the point in time when title and risk are passed to the customer, which generally occurs upon shipment of the product. Each unit sold is considered an independent, unbundled performance obligation. The Company’s sales arrangements do not include other performance obligations that are material in the context of the contract. The nature, timing and amount of revenue for a respective performance obligation are consistent for each customer. The Company measures the sales transaction price based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Sales and value added taxes are excluded from the measurement of transaction price. The Company’s payment terms for the majority of its customers are 30 to 90 days from shipment. Additionally, certain customers in China pay prior to the shipment of products resulting in a

2.	Revenue Recognition (continued)

customer deposits liability of $57.4 million and $56.0 million at March 31, 2018 and December 31, 2017, respectively. The Company assesses collectability based on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. The Company’s allowance for doubtful accounts was $5.8 million and $5.3 million at March 31, 2018 and December 31, 2017, respectively.

Rebates and incentives are based on pricing agreements and are tied to sales volume. The amount of revenue is reduced for variable consideration related to customer rebates which are calculated using expected values and is based on program specific factors such as expected rebate percentages based on expected volumes. In situations where the customer has the right to return eligible products, the Company reduces revenue for its estimates of expected product returns which are primarily based on an analysis of historical experience. Changes in such accruals may be required if actual sales volume differs from estimated sales volume or if future returns differ from historical experience. Shipping and handling costs billed to customers are included in net sales and the related costs are included in cost of products sold and are activities performed to fulfill the promise to transfer products.

Disaggregation of Net Sales

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

As each segment manufactures and markets products in its respective region of the world, the Company has determined that geography is the primary factor in reporting its sales. The Company further disaggregates its North America segment sales by major product line as each of North America’s major product lines is sold through distinct distribution channels and these product lines may be impacted differently by certain economic factors. Within the Rest of World segment, particularly in China and India, the Company’s major customers purchase across the Company’s product lines, utilizing the same distribution channel regardless of product type. In addition, the impact of economic factors is unlikely to be differentiated by product line in the Rest of World segment.

The North America segment major product lines are defined as the following:

Water heaters The Company’s water heaters are open water heating systems that heat potable water. Typical applications for water heaters include residences, restaurants, hotels and motels, office buildings, laundries, car washes and small businesses. The Company sells residential and commercial water heater products and related parts through its wholesale distribution channel which includes more than 1,200 independent wholesale plumbing distributors. The Company also sells residential water heaters and related parts through retail and maintenance, repair and operations (MRO) channels. A significant portion of the Company’s water heater sales in the North America segment is derived from the replacement of existing products.

2.	Revenue Recognition (continued)

Boilers The Company’s boilers are closed loop water heating systems used primarily for space heating or hydronic heating. The Company’s boilers are primarily used in space heating applications in commercial settings for hospitals, schools, hotels and other large commercial buildings while residential boilers are used in homes, apartments and condominiums. The Company’s boiler distribution channel is comprised primarily of manufacturer representative firms. The Company’s boiler sales in the North America segment are derived from a combination of replacement of existing products and new construction.

Water treatment products The Company’s water treatment products range from point-of-entry water softeners and whole-home water filtration products to on-the-go filtration bottles and point-of-use carbon and reverse osmosis products. Typical applications for the Company’s water treatment products include residences, restaurants, hotels and offices. A portion of the Company’s sales of water treatment products in the North America segment is comprised of replacement filters.

The following table disaggregates the Company’s net sales by segment. As described above, the Company’s North America segment sales are further disaggregated by major product line. In addition, the Company’s Rest of World segment sales are disaggregated by China and all other Rest of World.

(dollars in millions)
	Three Months Ended March 31,
	2018	2017
North America
Water heaters and related parts	$446.8	$444.4
Boilers and related parts	36.9	32.6
Water treatment products	18.0	10.3

Total North America	501.7	487.3
Rest of World
China	275.8	244.2
All other Rest of World	18.0	15.3

Total Rest of World	293.8	259.5
Inter-segment sales	(7.5)	(6.8)

Total Net Sales	$788.0	$740.0

3.	Acquisitions

On September 5, 2017, the Company acquired 100 percent of the shares of Hague Quality Water International (Hague), an Ohio-based water softener company. With the addition of Hague, the Company grew its North America water treatment product offerings. Hague is included in the Company’s North America segment for reporting purposes.

The Company paid an aggregate cash purchase price of $43.1 million, net of $4.1 million of cash acquired. In addition, the Company established a $1.5 million holdback liability to satisfy any potential obligations of the former owners of Hague, should they arise; otherwise, the amount will be paid to the former owners of Hague on September 5, 2018. The Company also agreed to make a contingent payment of up to an additional $2.0 million based on the amount by which products manufactured by or branded Hague increase over the two-year period ending June 30, 2019. In addition, the Company incurred acquisition-related costs of approximately $0.2 million.

3.	Acquisitions (continued)

As of the acquisition date and March 31, 2018, the Company estimated the fair value of the holdback liability and additional contingent consideration at $1.5 million and $2.0 million, respectively, and has recorded liabilities for those amounts.

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

4.	Restructuring and Impairment Expenses

On March 21, 2018, the Company announced a move of manufacturing operations from its Renton, Washington facility to other U.S. facilities. The Company recognized $6.7 million of restructuring and impairment expenses, comprised of $4.0 million of severance and compensation related costs, lease exit costs of $2.1 million and impairment charges related to long-lived assets totaling $0.6 million, as well as a corresponding $1.7 million tax benefit related to the charges. The majority of the consolidation of operations will occur in the first half of 2018.

The following table presents an analysis of the Company’s restructuring reserve as of and for three months ended March 31, 2018:

(dollars in millions)
	Severance Costs	Lease Exit Costs	Fixed Assets Impairment	Total
Balance at January 1, 2018	$—	$—	$—	$—
Restructuring expense recognized	4.0	2.1	0.6	6.7

Balance at March 31, 2018	$4.0	$2.1	$0.6	$6.7

5.	Inventories

(dollars in millions)
	March 31, 2018	December 31, 2017
Finished products	$134.7	$140.4
Work in process	20.3	18.3
Raw materials	154.5	160.5

Inventories, at FIFO cost	309.5	319.2
LIFO reserve	(22.4)	(22.2)

Net inventory	$287.1	$297.0

6.	Product Warranties

The Company offers warranties on the sales of certain of its products with terms that are consistent with the market and records an accrual for the estimated future claims. The following table presents the Company’s warranty liability activity.

(dollars in millions)
	2018	2017
Balance at January 1	$142.4	$140.9
Expense	11.6	12.4
Claims settled	(11.1)	(10.7)

Balance at March 31	$142.9	$142.6

7.	Long-Term Debt

The Company has a $500 million multi-year multi-currency revolving credit agreement with a group of nine banks, which expires on December 15, 2021. The facility has an accordion provision which allows it to be increased up to $700 million if certain conditions (including lender approval) are satisfied.

Borrowings under bank credit lines and commercial paper borrowings are supported by the $500 million revolving credit agreement. As a result of the long-term nature of this facility, the Company’s commercial paper and credit line borrowings are classified as long-term debt at March 31, 2018. At its option, the Company either maintains cash balances or pays fees for bank credit and services.

8.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended March 31,
	2018	2017
Denominator for basic earnings per share - weighted average shares	171,532,008	173,380,076
Effect of dilutive stock options, restricted stock and share units	1,818,656	2,039,843

Denominator for diluted earnings per share	173,350,664	175,419,919

9.	Stock Based Compensation

The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the “Plan”) effective January 1, 2007. The Plan was reapproved by stockholders on April 16, 2012. The Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options or share units at March 31, 2018 was 2,501,851. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.

Total stock based compensation expense recognized in the three months ended March 31, 2018 and 2017 was $6.5 million and $5.9 million, respectively.

Stock Options

The stock options granted in the three months ended March 31, 2018 and 2017 have three year pro rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant. For active employees, all options granted in 2018 and 2017 expire ten years after date of grant. The Company’s stock options are expensed ratably over the three year vesting period; however, included in stock option expense for the three months ended March 31, 2018 and 2017 was expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Stock based compensation expense attributable to stock options in the three months ended March 31, 2018 and 2017 was $3.2 million and $2.9 million, respectively.

Changes in option shares, all of which relate to the Company’s Common Stock, were as follows for the three months ended March 31, 2018:

	Weighted-Avg. Per Share Exercise Price	Number of Options	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2018	$27.73	2,263,126
Granted	61.80	348,870
Exercised	25.78	(73,775)
Terminated	49.39	(11,600)

Outstanding at March 31, 2018	32.39	2,526,621	7 years	$78.8

Exercisable at March 31, 2018	24.29	1,766,015	6 years	$69.4

The weighted-average fair value per option at the date of grant during the three months ended March 31, 2018 and 2017 using the Black-Scholes option-pricing model was $14.86 and $13.04, respectively. Assumptions were as follows:

	Three Months Ended March 31,
	2018	2017
Expected life (years)	5.7	5.7
Risk-free interest rate	2.9%	2.4%
Dividend yield	1.0%	1.0%
Expected volatility	22.1%	26.5%

9. Stock Based Compensation (continued)

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

Stock Appreciations Rights (SARs)

Certain non-U.S.-based employees were granted SARs. Each SAR award grants the employee the right to receive cash equal to the excess of the share price of the Company’s Common Stock on the date that a participant exercises such right over the grant date value of the SAR. SARs granted have three year pro rata vesting from the date of grant. SARs were issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant and expire ten years from the date of grant. The fair value and compensation expense related to SARs are measured at each reporting period using the Black-Scholes option-pricing model, using assumptions similar to stock option awards. No SARs were granted in 2018 or 2017. As of March 31, 2018, there were 18,420 SARs outstanding and 17,464 were exercisable. In the three months ended March 31, 2018, 5,240 SARs were exercised. Stock based compensation expense attributable to SARs was minimal in the three months ended March 31, 2018 and 2017.

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the Plan. The Company granted 96,841 and 107,755 share units under the plan in the three months ended March 31, 2018 and 2017, respectively. The share units were valued at $6.0 million and $5.4 million at the date of issuance in 2018 and 2017, respectively, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period; however, included in share unit expense in the three months ended March 31, 2018 and 2017 was expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period. Stock based compensation expense attributable to share units of $3.3 million and $3.0 million was recognized in the three months ended March 31, 2018 and 2017, respectively. Certain non-U.S.-based employees receive the cash value of vested shares at the vesting date in lieu of shares.

A summary of share unit activity under the plan is as follows for the three months ended March 31, 2018:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2018	433,290	$34.96
Granted	96,841	61.73
Vested	(144,345)	30.77
Forfeited	(4,320)	41.57

Issued and unvested at March 31, 2018	381,466	42.53

10.	Pensions

The following table presents the components of the Company’s net pension income.

(dollars in millions)
	Three Months Ended March 31,
	2018	2017
Service cost	$0.5	$0.4
Interest cost	7.2	7.5
Expected return on plan assets	(14.5)	(14.4)
Amortization of unrecognized loss	4.7	4.5
Amortization of prior service cost	(0.1)	(0.1)

Defined benefit plan income	$(2.2)	$(2.1)

The Company was not required to make a contribution to its U.S. pension plan in 2017 but made a voluntary $30 million contribution. The Company is not required to make a contribution and does not anticipate making a contribution in 2018.

As required under ASU 2017-07, the service cost component of net pension income was recorded in cost of products sold and selling, general and administrative expenses and the other components of net pension income were recorded in other income in the consolidated statements of earnings.

11.	Segment Results

The Company is comprised of two reporting segments: North America and Rest of World. The Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential and commercial gas, and electric water heaters, boilers and water treatment products. Both segments primarily manufacture and market in their respective regions of the world. The North America segment also manufactures and markets water system tanks. The Rest of World segment also manufactures and markets in-home air purification products in China.

11.	Segment Results (continued)

The following table presents the Company’s segment results:

(dollars in millions)
	Three Months Ended March 31,
	2018	2017
Net sales
North America	$501.7	$487.3
Rest of World	293.8	259.5
Inter-segment sales	(7.5)	(6.8)

	$788.0	$740.0

Segment earnings
North America (1)	$106.0	$104.2
Rest of World	36.1	32.5
Inter-segment earnings elimination	(0.1)	(0.1)

	142.0	136.6
Corporate expenses	(14.3)	(14.0)
Interest expense	(2.3)	(2.2)

Earnings before income taxes	125.4	120.4
Provision for income taxes	26.6	32.7

Net earnings	$98.8	$87.7

(1) includes restructuring and impairment expenses of:	$6.7	$—

12.	Fair Value Measurements

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

The following table presents assets measured at fair value on a recurring basis.

(dollars in millions)
Fair Value Measurement Using	March 31, 2018	December 31, 2017
Quoted prices in active markets for identical assets (Level 1)	$434.9	$475.1

There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis during the three months ended March 31, 2018.

13.	Derivative Instruments

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

Cash Flow Hedges

With the exception of its net investment hedges, the Company designates that all of its hedging instruments are cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), gains or losses on the derivative instrument are reported as a component of other comprehensive loss, net of tax, and are reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.

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

The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts that are designated as cash flow hedges.

(dollars in millions)
	March 31,
	2018		2017
	Buy	Sell	Buy	Sell
British pound	$—	$0.9	$—	$0.9
Canadian dollar	—	36.6	—	58.8
Euro	23.0	2.5	19.1	1.4
Mexican peso	16.1	—	13.7	—

Total	$39.1	$40.0	$32.8	$61.1

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

The after-tax gains and losses of the contracts as of March 31, 2018 were recorded in accumulated other comprehensive loss and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The after-tax gains and losses on the contracts will be reclassified within one year. The Company has no commodities futures contracts outstanding as of March 31, 2018.

Net Investment Hedges

The Company enters into certain foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For the derivative instruments that are designated and qualify as net investment hedges, gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its non-U.S. subsidiaries. These hedges are determined to be effective. The Company recognized $4.2 million of after-tax losses associated with hedges of a net investment in non-U.S. subsidiaries in currency translation adjustment in other comprehensive loss in the three months ended March 31, 2018. The contractual amount of the Company’s foreign currency forward contracts that are designated as net investment hedges is $237.5 million as of March 31, 2018.

13.	Derivative Instruments (continued)

The following tables present the impact of derivative contracts on the Company’s financial statements.

Fair value of derivatives designated as hedging instruments under ASC 815:

(dollars in millions)
	Balance Sheet Location	March 31, 2018	December 31, 2017
Foreign currency contracts	Other current assets	$1.3	$0.2
	Accrued liabilities	(4.2)	(1.8)
Commodities contracts	Other current assets	0.3	0.2
	Accrued liabilities	—	—

Total derivatives designated as hedging instruments		$(2.6)	$(1.4)

The effect of derivatives instruments on the condensed consolidated statement of earnings:

Three Months Ended March 31 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivative		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings
	2018	2017		2018	2017
Foreign currency contracts	$2.8	$1.1	Cost of products sold	$—	$—
Commodities contracts	0.1	—	Cost of products sold	—	(0.5)

	$2.9	$1.1		$—	$(0.5)

14.	Income Taxes

The effective income tax rate for the three months ended March 31, 2018 was 21.2 percent compared to 27.2 percent for the three months ended March 31, 2017. The Company estimates that its annual effective income tax rate for the full year 2018 will be approximately 22 percent. The lower effective income tax rate for the three months ended March 31, 2018 compared to the effective income tax rate for the three months ended March 31, 2017 was primarily due to lower federal income taxes related to the U.S. Tax Cuts & Jobs Act (U.S. Tax Reform) which were partially offset by lower income tax benefits from settled stock based compensation awards.

As of March 31, 2018, the Company had $6.2 million of unrecognized tax benefits of which $0.6 million would affect its effective income tax rate if recognized. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company’s U.S. federal income tax returns for 2015-2017 are subject to audit. The Company is subject to state and local income tax audits for tax years 2001-2017. The Company is subject to non-U.S. income tax examinations for years 2009-2017.

14.	Income Taxes (continued)

U.S. Tax Reform was enacted on December 22, 2017 and significantly changed U.S. corporate income tax laws. Among other things, U.S. Tax Reform reduced the U.S. corporate income tax rate to 21 percent commencing on January 1, 2018, implemented a territorial tax system and levied a one-time mandatory tax on undistributed earnings of foreign subsidiaries of U.S. companies. In 2017, the Company recognized $81.8 million of provisional income tax expense primarily related to the one-time mandatory tax on undistributed foreign earnings. As permitted under the SEC Staff Accounting Bulletin 118, the Company continues to evaluate its calculations associated with the U.S. Tax Reform. The ultimate impact of U.S. Tax Reform may differ from the provisional amounts recorded in 2017 due to future changes in interpretation of the guidance issued. No adjustments were recorded in the three months ended March 31, 2018.

For tax years beginning after December 31, 2017, U.S. Tax Reform subjects U.S. shareholders to tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states than an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined an accounting policy. At March 31, 2018, the Company has included GILTI related to current year earnings only in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.

15.	Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)
	Three Months Ended March 31,
	2018	2017
Cumulative foreign currency translation
Balance at beginning of period	$(26.5)	$(79.2)
Other comprehensive income before reclassifications	18.4	7.3

Balance at end of period	(8.1)	(71.9)

Unrealized net gain on cash flow derivatives
Balance at beginning of period	(0.9)	0.2
Other comprehensive income before reclassifications	2.0	0.8
Realized gains on derivatives reclassified to cost of products sold (net of income tax provision of $- and $(0.2) in 2018 and 2017, respectively)	—	0.3

Balance at end of period	1.1	1.3

Pension liability
Balance at beginning of period	(272.1)	(284.2)
Amounts reclassified from accumulated other comprehensive loss: (1)	3.4	2.6

Balance at end of period	(268.7)	(281.6)

Accumulated other comprehensive loss, end of period	$(275.7)	$(352.2)

(1)	Amortization of pension items:

Actuarial losses	$4.7	(2)	$4.5	(2)
Prior year service cost	(0.1	)(2)	(0.1	)(2)

	4.6		4.4
Income tax benefit	(1.2)		(1.8)

Reclassification net of income tax benefit	$3.4		$2.6

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 - Pensions for additional details

PART I - FINANCIAL INFORMATION

ITEM	2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our company is comprised of two reporting segments: North America and Rest of World. Our Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential and commercial gas and electric water heaters, boilers and water treatment products. Both segments primarily manufacture and market in their respective region of the world. Our North America segment also manufactures and markets water system tanks. Our Rest of World segment also manufacture and market in-home air purifier products in China.

In our North America segment, we project our sales in the U.S. will grow in 2018 compared to 2017 due to higher residential water heater and boiler volumes resulting from expected industry-wide new construction growth and expansion of replacement demand. We expect the North America residential water heater industry to have three to 3.5 percent unit growth in 2018. Due to nearly 20 percent unit growth in 2017, we expect the North America commercial water heater industry volume levels in 2018 will be comparable to 2017. In the first quarter of 2018, we announced a price increase, which averaged ten percent, on our U.S. wholesale water heaters due to steel, freight and other cost inflation. The price increase will be effective in early June. Our sales of boilers grew 13 percent in 2017, and we expect ten percent sales growth in 2018, driven by the continuing U.S. industry transition to higher efficiency products and our introduction of new products. We continued to expand our North America water treatment product offerings with the acquisition of Hague Quality Water International (Hague) on September 5, 2017. We expect sales of our North America water treatment products to increase by more than 75 percent in 2018, compared to 2017, primarily due to our recently announced new business at Lowe’s, a full year of Hague sales and organic volume growth. In April 2018, we announced we were named the primary supplier of water treatment products to all Lowe’s home improvement stores in the U.S. The transition to the A. O. Smith brand at Lowe’s will take place beginning in August 2018. We expect sales of approximately $15 million and a $1 million to $2 million loss due to start-up and other transition costs from the new business in 2018.

In our Rest of World segment, we expect sales in China to grow in 2018 at a rate of approximately nine to ten percent in local currency, or over 14 percent in U.S. dollar terms, as we believe tankless water heater market growth, geographic expansion and growth in sales of our water treatment products will contribute to our growth. In addition, we expect our sales in India to grow over 40 percent in 2018 from approximately $26 million in 2017.

Combining all of these factors, we expect our consolidated sales to grow between ten percent and 10.75 percent in 2018.

RESULTS OF OPERATIONS

FIRST THREE MONTHS OF 2018 COMPARED TO 2017

Sales in the first quarter of 2018 were $788 million, approximately 6.5 percent higher than sales of $740 million in the first quarter of 2017. Our higher sales in the first quarter of 2018 compared to the first quarter of 2017 were primarily due to continued demand for our consumer products in China and positive end markets for our boilers in North America. Our sales in China also benefitted from currency translation of approximately $21 million in the first quarter of 2018 due to the appreciation of the Chinese currency.

First quarter gross profit margin of 40.8 percent in 2018 was essentially equal to gross profit margin of 40.7 percent in the first quarter of 2017.

Selling, general and administrative (SG&A) expenses for the first quarter of 2018 were $192.9 million or $9.7 million higher than SG&A expenses of $183.2 million in the first quarter of 2017. The increase in SG&A expenses in 2018 was primarily due to increased costs in China including higher selling expenses as well as engineering expenses associated with new products.

On March 21, 2018, we announced a plan to transfer water heater, boiler and storage tank production from our Renton, Washington plant to our other U.S. plants. The majority of the consolidation of operations will occur in the second quarter of 2018. As a result of the relocation of production, we incurred pre-tax restructuring and impairment expenses of $6.7 million in the first quarter of 2018, primarily related to employee severance and compensation related costs, building lease exits costs and the impairment of assets. These activities are reflected in “restructuring and impairment expenses” in the accompanying financial statements.

We are providing non-GAAP measures (adjusted earnings, adjusted earnings per share, and adjusted segment earnings) that exclude restructuring and impairment expenses. Reconciliations to measures on a GAAP basis are provided later in this section.

Interest expense in the first quarter of 2018 was $2.3 million compared to $2.2 million in the same period last year. Higher interest rates in 2018 were offset by lower debt levels, primarily due to the repatriation of approximately $212 million of cash from outside of the U.S., which was used to pay down floating rate debt.

Other income was $5.8 million in the first quarter of 2018, up from $4.9 million in the same period last year. Higher other income in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to higher currency transaction and translation gains.

Our pension costs and credits are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages, and years of service. We consider current market conditions including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 7.15 percent in 2018, compared to 7.5 percent in 2017. The discount rate used to determine net periodic pension costs decreased from 4.15 percent in 2017 to 3.65 percent in 2018. Pension income for the first quarter of 2018 was $2.2 million compared $2.1 million in the first quarter of 2017. The service cost component of our pension income is reflected in cost of products sold and SG&A expenses. All other components of our pension income are reflected in other income.

Our effective income tax rate for the first quarter of 2018 was 21.2 percent compared to 27.2 percent in the same period last year. Our effective income tax rate in the first quarter of 2018 was lower than the effective income tax rate in the first quarter of 2017 primarily due to lower federal income taxes related to the U.S. Tax Cuts & Jobs Act (U.S. Tax Reform) which were partially offset by lower income tax benefits from settled stock based compensation awards. We estimate that our effective income tax rate for the full year 2018 will be approximately 22 percent, lower than 2017 due to U.S. Tax Reform.

North America

Sales in our North America segment were $502 million in the first quarter of 2018 or $15 million higher than sales of $487 million in the first quarter of 2017. North America water treatment sales incrementally added approximately $8 million of sales in the first quarter of 2018 primarily due to the addition of sales from Hague, acquired in September 2017. Our sales in the first quarter of 2018 also benefitted from increased boiler volumes and pricing actions for water heaters in mid-2017 to address higher steel costs which were partially offset by lower water heater volumes in Canada.

North America segment earnings were $106.0 million in the first quarter of 2018 which was higher than segment earnings of $104.2 million in the same period of 2017. Adjusted segment earnings were $112.7 million in the first quarter of 2018. Segment margin was 21.1 percent in the first quarter of 2018 compared to 21.4 percent in the first quarter of 2017. Adjusted segment margin was 22.5 percent in the first quarter of 2018. The higher segment earnings and adjusted segment margin in 2018 were primarily due to the impact of the 2017 pricing actions and higher boiler volumes that were partially offset by higher steel, freight and other costs. We expect our full year adjusted segment margin to be between 21.75 and 22.25 percent in 2018, negatively impacted by start-up and transition costs related to our recently announced new water treatment product business at Lowe’s home improvement stores in the U.S.

Adjusted segment earnings and adjusted segment margin in 2018 exclude $6.7 million of pre-tax restructuring and impairment expenses associated with the transfer of production from Renton, Washington to our other U.S. plants.

Rest of World

Sales in the Rest of World segment were $294 million in the first quarter of 2018 or $34 million higher than sales of $260 million in the first quarter of 2017. Sales in China increased 13 percent, including approximately $21 million of benefit from currency translation in the first quarter of 2018 due to the appreciation of the Chinese currency. Sales in China in the first quarter of 2018 were negatively impacted by a pre-buy from our customers in the fourth quarter of 2017. Pricing actions in mid-2017, taken primarily due to higher steel and installation costs, as well as higher demand for gas tankless water heaters and water treatment products contributed to higher sales in the first quarter of 2018 compared to the same period last year and were partially offset by a significant decline in air purification product sales primarily due to improved air quality in China.

Rest of World segment earnings were $36.1 million in the first quarter of 2018 compared to $32.5 million in the first quarter of 2017. Higher sales in China, including the price increase, were partially offset by higher steel and selling costs, as well as engineering expenses associated with new product development and the negative impact to earnings from lower air purification product sales. Currency translation added approximately $3 million to segment earnings in the first quarter of 2018 compared to the first quarter of 2017. The first quarter segment margin of 12.3 percent in 2018 was modestly lower than our segment margin of 12.5 percent in the same period last year. We expect full year segment margin to be 30 to 40 basis points higher than our full year 2017 segment margin of 13.4 percent.

Outlook

We expect our consolidated sales to grow between ten and 10.75 percent in 2018. With solid performance in the first quarter and our expected organic growth, supported by stable water heater replacement demand, we have increased the midpoint of our EPS and adjusted EPS guidance for 2018. We believe we will achieve full-year net earnings of between $2.52 and $2.58 per share, which excludes the potential impact from future acquisitions. We believe we will achieve full-year adjusted earnings of between $2.55 and $2.61 per share, which excludes restructuring and impairment expenses and the potential impact from future acquisitions.

Liquidity & Capital Resources

Working capital of $902.2 million at March 31, 2018 was $70.9 million lower than at December 31, 2017. Lower cash balances as a result of the use of approximately $212 million of cash repatriated from outside of the U.S. to pay down floating rate debt were partially offset by sales-related increases to accounts receivable balances. Timing of annual employee incentive payments contributed to lower current liability balances compared with the end of 2017. As of March 31, 2018, essentially all of the $679.7 million of cash, cash equivalents and marketable securities were held by our foreign subsidiaries.

Cash provided by operations in the first quarter of 2018 was $43.2 million compared with $11.5 million used by operations during the same period last year primarily due to higher earnings and lower outlays for working capital. For the full year 2018, we expect cash provided by operating activities will be approximately $475 million.

Capital expenditures totaled $17.3 million in the first quarter of 2018, compared with $16.8 million in the year ago period. We project 2018 capital expenditures will be approximately $100 million. We expect full year depreciation and amortization will be approximately $80 million.

In December 2016, we completed a $500 million multi-currency credit facility with a group of nine banks, which expires in December 2021. The facility has an accordion provision which allows us to increase it up to $700 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of March 31, 2018.

The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt. At March 31, 2018, we had available borrowing capacity of $334.2 million under this facility. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt decreased $117.2 million from $410.4 million at December 31, 2017 to $293.2 million at March 31, 2018. Cash repatriation to the U.S. of approximately $212 million, was primarily used to pay down floating rate debt, as well as, fund our share repurchase activity and dividend payments. Our leverage, as measured by the ratio of total debt to total capitalization, was 14.6 percent at the end of the first quarter in 2018, compared with 20 percent at the end of last year.

Our pension plan continues to meet all funding requirements under ERISA regulations. We are not required to make a contribution to the plan in 2018, and we do not plan to make any voluntary contributions to the plan in 2018.

In 2016, our Board of Directors approved adding 3,000,000 shares of common stock to an existing discretionary share repurchase authority. Under the share repurchase program, our common stock may be purchased through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors, which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. During the first quarter of 2018, we repurchased 520,400 shares of our stock at a total cost of $33.1 million. A total of approximately 1,850,000 shares remained on the existing repurchase authority at March 31,

2018. Depending on factors such as stock price, working capital requirements and alternative investment opportunities, we expect to spend approximately $135 million on stock repurchases through our Rule 10b5-1 automatic trading plan in 2018. In addition, we may opportunistically buy shares in the open market.

On April 9, 2018, our Board of Directors declared a cash dividend of $0.18 per share on our Common Stock and Class A common stock. The dividend is payable on May 15, 2018 to shareholders of record on April 30, 2018.

Non-GAAP Financial Information

We provide non-GAAP measures (adjusted earnings, adjusted earnings per share (EPS) and adjusted segment earnings) that exclude restructuring and impairment expenses in 2018 and the impact of U.S. Tax Reform provisional one-time charges in 2017.

We believe that the measures of adjusted earnings, adjusted EPS and adjusted segment earnings provide useful information to investors about our performance and allow management and our investors to better compare our performance period over period.

A. O. SMITH CORPORATION

Adjusted Earnings and Adjusted EPS

(dollars in millions, except per share data)

(unaudited)

The following is a reconciliation of net earnings and diluted EPS to adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP):

	Three Months Ended March 31,
	2018	2017
Net Earnings (GAAP)	$98.8	$87.7
Restructuring and impairment expenses, before tax	6.7	—
Tax effect of restructuring and impairment expenses	(1.7)	—

Adjusted Earnings	$103.8	$87.7

Diluted EPS (GAAP)	$0.57	$0.50
Restructuring and impairment expenses per diluted share	0.04	—
Tax effect of restructuring and impairment expenses per diluted share	(0.01)	—

Adjusted EPS	$0.60	$0.50

A. O. SMITH CORPORATION

Adjusted Segment Earnings

(dollars in millions)

(unaudited)

The following is a reconciliation of reported segment earnings to adjusted segment earnings (non-GAAP):

	Three Months Ended March 31,
	2018	2017
Segment Earnings (GAAP)
North America	$106.0	$104.2
Rest of World	36.1	32.5
Inter-segment earnings elimination	(0.1)	(0.1)

Total Segment Earnings (GAAP)	$142.0	$136.6

Adjustments
North America	$6.7	$—
Rest of World	—	—
Inter-segment earnings elimination	—	—

Total Adjustments	$6.7	$—

Adjusted Segment Earnings
North America	$112.7	$104.2
Rest of World	36.1	32.5
Inter-segment earnings elimination	(0.1)	(0.1)

Total Adjusted Segment Earnings	$148.7	$136.6

A. O. SMITH CORPORATION

Adjusted EPS and Adjusted 2018 Guidance

(unaudited)

The following is a reconciliation of diluted EPS to adjusted EPS (non-GAAP):

	2018 Guidance	2017
Diluted EPS (GAAP)	$2.52 - 2.58	$1.70
Restructuring and impairment expenses per diluted share, net of tax	0.03	—
U.S. Tax Reform income tax expense per diluted share	—	0.47

Adjusted EPS	$2.55 - 2.61	$2.17

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S. which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2017. We believe that at March 31, 2018, there has been no material change to this information.

Recent Accounting Pronouncements

Refer to Recent Accounting Pronouncements in Note 1 - Basis of Presentation in the notes to our condensed consolidated financial statements included in Part 1 Financial Information.

Forward Looking Statements

This filing contains statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: a further slowdown in the growth rate of the Chinese economy or our key markets in China and/or a decline in the growth rate of consumer spending in China; potential weakening in the high efficiency boiler segment in the U.S.; significant volatility in raw material prices; our inability to implement or maintain pricing actions; potential weakening in U.S. residential or commercial construction or instability in our replacement markets; foreign currency fluctuations; our ability to successfully integrate or achieve our strategic objectives resulting from acquisitions; competitive pressures on our businesses; negative impact to our businesses from international tariffs and trade disputes; the impact of potential information technology or data security breaches; changes in governmental regulations or regulatory requirements; the impact of U.S. Tax Reform and projections of effective tax rates and one-time expenses under the new law; and adverse developments in general economic, political and business conditions in key regions of the world. Forward-looking statements included in this filing are made only as of the date of this filing, and we are under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the Company, or persons acting on our behalf, are qualified entirely by these cautionary statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2017, we are exposed to various types of market risks, including currency and certain commodity risks. Our quantitative and qualitative disclosures about market risk have not materially changed since that report was filed. We monitor our currency and commodity risks on a continuous basis and generally enter into forward and futures contracts to minimize these exposures. The majority of the contracts are for periods of less than one year. Our Company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon this evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 13 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2016, our Board of Directors authorized the purchase of an additional 3,000,000 shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In the first quarter of 2018, we repurchased 520,400 shares at an average price of $63.66 per share and at a total cost of $33.1 million. As of March 31, 2018, there were 1,852,653 shares remaining on the existing repurchase authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1 - January 31, 2018	98,400	$62.76	98,400	2,274,653
February 1 - February 28, 2018	232,000	63.25	232,000	2,042,653
March 1 - March 31, 2018	190,000	64.63	190,000	1,852,653

ITEM 5 - OTHER INFORMATION

On May 3, 2018, the Company authorized payment of cash bonuses to certain officers, including John J. Kita, our Chief Financial Officer, in recognition of their individual efforts in implementing a corporate restructuring, as approved by the Personnel and Compensation Committee of the Board. The bonus awarded to Mr. Kita was $100,000.

ITEM 6 - EXHIBITS

Refer to the Exhibit Index on page 30 of this report.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2018 and 2017, (ii) the Condensed Consolidated Statement of Comprehensive Earnings for the three months ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2018, and December 31, 2017 (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018 and 2017 (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

May 7, 2018	/s/Daniel L. Kempken
Daniel L. Kempken
Vice President and Controller

/s/John J. Kita
John J. Kita
Executive Vice President and Chief Financial Officer