Form 10-Q
period 2018-06-30
SMITH A O CORP
filed 2018-08-06
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018.

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

Class A Common Stock Outstanding as of July 31, 2018 — 26,062,751 shares

Common Stock Outstanding as of July 31, 2018 — 144,543,840 shares

Index

A. O. Smith Corporation

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$833.3	$738.2	$1,621.3	$1,478.2
Cost of products sold	492.3	434.0	958.8	873.1

Gross profit	341.0	304.2	662.5	605.1
Selling, general and administrative expenses	197.2	178.3	390.1	361.5
Restructuring and impairment expenses	—	—	6.7	—
Interest expense	2.3	2.5	4.6	4.7
Other income	(4.6)	(4.6)	(10.4)	(9.5)

Earnings before provision for income taxes	146.1	128.0	271.5	248.4
Provision for income taxes	31.6	35.6	58.2	68.3

Net Earnings	$114.5	$92.4	$213.3	$180.1

Net Earnings Per Share of Common Stock	$0.67	$0.53	$1.25	$1.04

Diluted Net Earnings Per Share of Common Stock	$0.66	$0.53	$1.23	$1.03

Dividends Per Share of Common Stock	$0.18	$0.14	$0.36	$0.28

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(dollars in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net earnings	$114.5	$92.4	$213.3	$180.1
Other comprehensive (loss) earnings
Foreign currency translation adjustments	(31.0)	13.6	(12.6)	20.9
Unrealized net (losses) gains on cash flow derivative instruments, less related income tax benefit (provision) of $0.3 and ($0.2) in 2018, $0.3 and ($0.4) in 2017	(1.2)	(0.5)	0.8	0.6
Adjustment to pension liability, less related income tax benefit (provision) of $1.0 and $2.2 in 2018 and $1.1 and ($0.6) in 2017	3.5	(1.6)	6.9	1.0

Comprehensive Earnings	$85.8	$103.9	$208.4	$202.6

See accompanying notes to unaudited condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	(unaudited) June 30, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$260.0	$346.6
Marketable securities	398.4	473.4
Receivables	644.0	592.7
Inventories	289.0	297.0
Other current assets	61.9	57.2

Total Current Assets	1,653.3	1,766.9
Property, plant and equipment	1,079.6	1,060.1
Less accumulated depreciation	(546.8)	(531.2)

Net property, plant and equipment	532.8	528.9
Goodwill	514.7	516.7
Other intangibles	300.8	308.7
Other assets	83.7	76.2

Total Assets	$3,085.3	$3,197.4

Liabilities
Current Liabilities
Trade payables	$532.8	$535.0
Accrued payroll and benefits	71.9	90.8
Accrued liabilities	116.3	116.0
Product warranties	45.0	44.5
Debt due within one year	2.7	7.5

Total Current Liabilities	768.7	793.8
Long-term debt	245.4	402.9
Pension liabilities	34.3	48.1
Other liabilities	306.6	307.7

Total Liabilities	1,355.0	1,552.5
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 27,000,000 shares; issued 26,194,967 and 26,239,559	131.0	131.2
Common Stock, $1 par value: authorized 240,000,000 shares; issued 164,512,627 and 164,468,033	164.5	164.5
Capital in excess of par value	494.2	486.5
Retained earnings	1,940.1	1,788.7
Accumulated other comprehensive loss	(304.4)	(299.5)
Treasury stock at cost	(695.1)	(626.5)

Total Stockholders’ Equity	1,730.3	1,644.9

Total Liabilities and Stockholders’ Equity	$3,085.3	$3,197.4

See accompanying notes to unaudited condensed consolidated financial statements

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net earnings	$213.3	$180.1
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	35.4	34.3
Stock based compensation expense	7.9	7.2
Net changes in operating assets and liabilities:	—	—
Current assets and liabilities	(62.6)	(149.9)
Noncurrent assets and liabilities	(20.8)	1.5

Cash Provided by Operating Activities	173.2	73.2
Investing Activities
Capital expenditures	(39.5)	(36.3)
Investments in marketable securities	(248.5)	(284.4)
Net proceeds from sale of marketable securities	322.1	284.5

Cash Provided by (Used in) Investing Activities	34.1	(36.2)
Financing Activities
Long-term debt (repaid) incurred	(162.3)	51.3
Common stock repurchases	(69.7)	(66.2)
Net (payments) proceeds from stock option activity	(0.1)	2.7
Dividends paid	(61.8)	(48.6)

Cash Used In Financing Activities	(293.9)	(60.8)

Net decrease in cash and cash equivalents	(86.6)	(23.8)
Cash and cash equivalents—beginning of period	346.6	330.4

Cash and Cash Equivalents—End of Period	$260.0	$306.6

See accompanying notes to unaudited condensed consolidated financial statements

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 16, 2018.

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (FASB) amended Accounting Standards Codification (ASC) 815, Derivatives and Hedging (issued under Accounting Standards Update (ASU) 2017-12, “Targeted Improvements to Accounting for Hedging Activities”). Under this amendment, more hedging strategies are eligible for hedge accounting treatment. ASU 2017-12 also amends the presentation and disclosure requirements regarding derivatives and hedging and changes how companies assess effectiveness. The Company adopted the amendment on January 1, 2018 and the adoption of ASU 2017-12 did not have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.

In May 2017, the FASB amended ASC 718, Compensation – Stock Compensation (issued under ASU 2017-09, “Scope of Modification Accounting”). This amendment clarifies when changes to the terms or conditions of share-based payment awards must be accounted for as a modification. Under this amendment, modification accounting must be used if three conditions are met: the fair value changes, the vesting conditions change, or the classification of the award changes due to the changes in terms or conditions. The Company adopted the amendment on January 1, 2018 and the adoption of ASU 2017-09 did not have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.

In March 2017, the FASB amended ASC 715, Compensation – Retirement Benefits (issued under ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”). This amendment changes the way net periodic benefit cost associated with employer-sponsored defined benefit plans is presented in the statement of earnings. Under the amendment, the service cost component of net periodic benefit cost is included in the same lines in the statement of earnings as other employee compensation costs and the other components of net periodic benefit cost must be presented separately outside of income from operations. The Company adopted the amendment on January 1, 2018.    As a result of this adoption, for the three months ended June 30, 2017, the Company retrospectively reclassified $1.7 million and $1.0 million of non-service cost pension income from cost of products sold and selling, general and administrative expenses, respectively, to other income in the consolidated statement of earnings. For the six months ended June 30, 2017, the

1.	Basis of Presentation (continued)

Company retrospectively reclassified $3.1 million and $2.1 million of non-service cost pension income from cost of products sold and selling, general and administrative expenses, respectively, to other income in the consolidated statement of earnings. The adoption did not have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.

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

In October 2016, the FASB amended ASC 740, Income Taxes (issued under ASU 2016-16). This amendment requires that the income tax consequences of an intra-entity transfer of an asset other than inventory be recognized when the transfer occurs. The Company adopted this amendment on January 1, 2018 and the adoption of amended ASU 2016-16 did not have a material impact on its consolidated balance sheets, statement of earnings or statements of cash flows.

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

In May 2014, the FASB issued ASC 606-10, Revenue from Contracts with Customers (issued under ASU 2014-09). ASU 2014-09 replaces all previously existing revenue recognition guidance. The Company adopted ASU 2014-09 on January 1, 2018 using the full retrospective method and therefore applied the standard to all contracts commencing on or after January 1, 2016. The Company recognized a net after-tax reduction to opening retained earnings of $3.9 million as of January 1, 2016 in connection with the adoption of ASU 2014-09. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated balance sheets, statements of earnings or statements of cash flows. See Note 2 – Revenue Recognition for further discussion.

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

2.	Revenue Recognition (continued)

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

Additionally, certain customers in China pay prior to the shipment of products resulting in a customer deposits liability of $43.1 million and $56.0 million at June 30, 2018 and December 31, 2017, respectively. The Company assesses collectability based on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. The Company’s allowance for doubtful accounts was $6.7 million and $5.3 million at June 30, 2018 and December 31, 2017, respectively.

Rebates and incentives are based on pricing agreements and are tied to sales volume. The amount of revenue is reduced for variable consideration related to customer rebates which are calculated using expected values and is based on program specific factors such as expected rebate percentages based on expected volumes. In situations where the customer has the right to return eligible products, the Company reduces revenue for its estimates of expected product returns, which are primarily based on an analysis of historical experience. Changes in such accruals may be required if actual sales volume differs from estimated sales volume or if future returns differ from historical experience. Shipping and handling costs billed to customers are included in net sales and the related costs are included in cost of products sold and are activities performed to fulfill the promise to transfer products.

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

2.	Revenue Recognition (continued)

The North America segment major product lines are defined as the following:

Water heaters The Company’s water heaters are open water heating systems that heat potable water. Typical applications for water heaters include residences, restaurants, hotels and motels, office buildings, laundries, car washes and small businesses. The Company sells residential and commercial water heater products and related parts through its wholesale distribution channel, which includes more than 1,200 independent wholesale plumbing distributors. The Company also sells residential water heaters and related parts through retail and maintenance, repair and operations (MRO) channels. A significant portion of the Company’s water heater sales in the North America segment is derived from the replacement of existing products.

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

(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
North America
Water heaters and related parts	$466.1	$413.8	$912.9	$858.2
Boilers and related parts	47.5	43.9	84.4	76.5
Water treatment products (1)	20.6	13.0	38.6	23.3

Total North America	534.2	470.7	1,035.9	958.0
Rest of World
China	$284.4	$254.7	$560.2	$498.9
All other Rest of World	23.7	18.1	41.7	33.4

Total Rest of World	308.1	272.8	601.9	532.3
Inter-segment sales	(9.0)	(5.3)	(16.5)	(12.1)

Total Net Sales	$833.3	$738.2	$1,621.3	$1,478.2

(1)	Includes Hague Quality Water International (Hague) acquired on September 5, 2017

3.	Acquisitions

On September 5, 2017, the Company acquired 100 percent of the shares of Hague, an Ohio-based water softener company. With the addition of Hague, the Company grew its North America water treatment product offerings. Hague is included in the Company’s North America segment for reporting purposes. The Company paid an aggregate cash purchase price of $43.1 million, net of $4.1 million of cash acquired. In addition, the Company established a $1.5 million holdback liability to satisfy any potential obligations of the former owners of Hague, should they arise; otherwise, the amount will be paid to the former owners of Hague on September 5, 2018. The Company also agreed to make a contingent payment of up to an additional $2.0 million based on the amount by which products manufactured by or branded Hague increase over the two-year period ending June 30, 2019. In addition, the Company incurred acquisition-related costs of approximately $0.2 million.

As of the acquisition date and June 30, 2018, the Company estimated the fair value of the holdback liability and additional contingent consideration at $1.5 million and $2.0 million, respectively, and has recorded liabilities for those amounts.

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

On March 21, 2018, the Company announced a move of manufacturing operations from its Renton, Washington facility to other U.S. facilities. The Company recognized $6.7 million of restructuring and impairment expenses, comprised of $4.0 million of severance and compensation related costs, lease exit costs of $2.1 million and impairment charges related to long-lived assets totaling $0.6 million, as well as a corresponding $1.7 million tax benefit related to the charges. As of June 30, 2018, the consolidation of the Renton facility to other U.S. facilities was substantially complete.

4.	Restructuring and Impairment Expenses (continued)

The following table presents an analysis of the Company’s restructuring reserve as of and for six months ended June 30, 2018:

	Severance Costs	Lease Exit Costs	Fixed Assets Impairment	Total
(dollars in millions)
Balance at January 1, 2018	$—	$—	$—	$—
Restructuring expense recognized	4.0	2.1	0.6	6.7

Balance at March 31, 2018	4.0	2.1	0.6	6.7
Cash payments and disposals	(0.9)	—	(0.3)	(1.2)

Balance at June 30, 2018	$3.1	$2.1	$0.3	$5.5

5.    Inventories

The following table presents the components of the Company’s inventory balances:

	June 30, 2018	December 31, 2017
(dollars in millions)
Finished products	$129.7	$140.4
Work in process	22.6	18.3
Raw materials	159.1	160.5

Inventories, at FIFO cost	311.4	319.2
LIFO reserve	(22.4)	(22.2)

Net inventory	$289.0	$297.0

6.    Product Warranties

The Company offers warranties on the sales of certain of its products with terms that are consistent with the market and records an accrual for the estimated future claims. The following table presents the Company’s warranty liability activity.

	Three Months Ended June 30,
(dollars in millions)	2018	2017
Balance at April 1,	$142.9	$142.6
Expense	11.2	8.0
Claims settled	(11.2)	(9.8)

Balance at June 30,	$142.9	$140.8

	Six Months Ended June 30,
(dollars in millions)	2018	2017
Balance at January 1,	$142.4	$140.9
Expense	22.8	20.4
Claims settled	(22.3)	(20.5)

Balance at June 30,	$142.9	$140.8

7.	Long-Term Debt

The Company has a $500 million multi-year multi-currency revolving credit agreement with a group of nine banks, which expires on December 15, 2021. The facility has an accordion provision which allows it to be increased up to $700 million if certain conditions (including lender approval) are satisfied.

Borrowings under bank credit lines and commercial paper borrowings are supported by the $500 million revolving credit agreement. As a result of the long-term nature of this facility, the Company’s commercial paper and credit line borrowings are classified as long-term debt at June 30, 2018. At its option, the Company either maintains cash balances or pays fees for bank credit and services.

8.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Denominator for basic earnings per share - weighted average shares	171,063,565	172,992,419	171,296,492	173,185,177
Effect of dilutive stock options and share units	1,666,601	1,897,030	1,742,515	1,968,347

Denominator for diluted earnings per share	172,730,166	174,889,449	173,039,007	175,153,524

9.	Stock Based Compensation

The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the “Plan”) effective January 1, 2007. The Plan was reapproved by stockholders on April 16, 2012. The Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options or share units at June 30, 2018 was 2,490,614. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.

Total stock based compensation expense recognized in the three months ended June 30, 2018 and 2017 was $1.4 million and $1.3 million, respectively. Total stock based compensation recognized in the six months ended June 30, 2018 and 2017 was $7.9 million and $7.2 million, respectively.

Stock Options

The stock options granted in the six months ended June 30, 2018 and 2017 have three year pro rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant. For active employees, all options granted in 2018 and 2017 expire ten years after the date of grant. The Company’s stock options are expensed ratably over the three year vesting period; however, included in stock option expense for the three and six months ended June 30, 2018 and 2017 was expense associated with the accelerated vesting

9.	Stock Based Compensation (continued)

of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Stock based compensation expense attributable to stock options in the three months ended June 30, 2018 and 2017 was $0.6 million and $0.5 million, respectively. Stock based compensation expense attributable to stock options in the six months ended June 30, 2018 and 2017 was $3.8 million and $3.4 million, respectively.

Changes in option shares, all of which relate to the Company’s Common Stock, were as follows for the six months ended June 30, 2018:

	Weighted-Avg. Per Share Exercise Price	Number of Options	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2018	$27.73	2,263,126
Granted	61.82	356,465
Exercised	24.48	(127,481)
Forfeited	50.34	(13,980)

Outstanding at June 30, 2018	32.67	2,478,130	7 years	$66.6

Exercisable at June 30, 2018	24.34	1,712,679	6 years	$59.6

The weighted-average fair value per option at the date of grant during the six months ended June 30, 2018 and 2017 using the Black-Scholes option-pricing model was $14.87 and $13.04, respectively. Assumptions were as follows:

	Six Months Ended June 30,
	2018	2017
Expected life (years)	5.7	5.7
Risk-free interest rate	2.9%	2.4%
Dividend yield	1.0%	1.0%
Expected volatility	22.2%	26.5%

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

Stock Appreciations Rights (SARs)

Certain non-U.S.-based employees were granted SARs. Each SAR award grants the employee the right to receive cash equal to the excess of the share price of the Company’s Common Stock on the date that a participant exercises such right over the grant date value of the SAR. SARs granted have three year pro rata vesting from the date of grant. SARs were issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant and expire ten years from the date of grant. The fair value and compensation expense related to SARs are measured at each reporting period using the Black-Scholes option-pricing model, using assumptions similar to stock option awards. No SARs were granted in 2018 or 2017. As of June 30, 2018, there were 17,450 SARs outstanding and exercisable. In the six months ended June 30, 2018, 6,520 SARs were exercised. Stock based compensation expense attributable to SARs was minimal in the three and six months ended June 30, 2018 and 2017.

9.	Stock Based Compensation (continued)

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the Plan. The Company granted 102,666 and 107,755 share units under the plan in the six months ended June 30, 2018 and 2017, respectively. The share units were valued at $6.4 million and $5.4 million at the date of issuance in 2018 and 2017, respectively, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period; however, included in share unit expense in the three and six months ended June 30, 2018 and 2017 was expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period. Stock based compensation expense attributable to share units of $0.8 million and $0.8 million was recognized in the three months ended June 30, 2018 and 2017, respectively. Stock based compensation expense attributable to share units of $4.1 million and $3.8 million was recognized in the six months ended June 30, 2018 and 2017, respectively. Certain non-U.S.-based employees receive the cash value of vested shares at the vesting date in lieu of shares.

A su mmary of share unit activity under the plan is as follows for the six months ended June 30, 2018:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2018	433,290	$34.96
Granted	102,666	61.86
Vested	(145,105)	30.79
Forfeited	(5,530)	44.55

Issued and unvested at June 30, 2018	385,321	42.77

10.	Pensions

The following table presents the components of the Company’s net pension income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$0.5	$0.5	$1.0	$0.9
Interest cost	7.3	7.5	14.5	14.9
Expected return on plan assets	(14.6)	(14.3)	(29.1)	(28.7)
Amortization of unrecognized loss	4.6	4.4	9.3	8.8
Amortization of prior service cost	(0.1)	(0.3)	(0.2)	(0.2)

Defined benefit plan income	$(2.3)	$(2.2)	$(4.5)	$(4.3)

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

The following table presents the Company’s segment results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(dollars in millions)
Net sales
North America	$534.2	$470.7	$1,035.9	$958.0
Rest of World	308.1	272.8	601.9	532.3
Inter-segment	(9.0)	(5.3)	(16.5)	(12.1)

	$833.3	$738.2	$1,621.3	$1,478.2

Segment earnings
North America (1)	$124.9	$109.2	$230.9	$213.4
Rest of World	34.7	32.5	70.7	65.0
Inter-segment	—	(0.1)	—	(0.2)

	159.6	141.6	301.6	278.2
Corporate expense	(11.2)	(11.1)	(25.5)	(25.1)
Interest expense	(2.3)	(2.5)	(4.6)	(4.7)

Earnings before income taxes	146.1	128.0	271.5	248.4
Provision for income taxes	31.6	35.6	58.2	68.3

Net earnings	$114.5	$92.4	$213.3	$180.1

(1) includes restructuring and impairment expenses of:	$—	$—	$6.7	$—

12.	Fair Value Measurements

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

12.	Fair Value Measurements (continued)

The following table presents assets and (liabilities) measured at fair value on a recurring basis.

(dollars in millions)	June 30, 2018	December 31, 2017
Fair Value Measurement Using
Quoted prices in active markets for identical assets (Level 1)	$405.5	$475.1
Significant other observable inputs (Level 2)	7.1	(1.4)

Items measured at fair value were comprised of the Company’s marketable securities and derivative instruments. There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis during the six months ended June 30, 2018.

13.	Derivative Instruments

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

13.	Derivative Instruments (continued)

The majority of the amounts in accumulated other comprehensive loss for cash flow hedges are expected to be reclassified into earnings within one year. The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts that are designated as cash flow hedges.

(dollars in millions)

	June 30, 2018		December 31, 2017
	Buy	Sell	Buy	Sell
British pound	$—	$0.6	$—	$1.2
Canadian dollar	—	24.4	—	48.1
Euro	25.5	1.6	29.3	—
Mexican peso	33.7	—	16.3	—

Total	$59.2	$26.6	$45.6	$49.3

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

The after-tax gains and losses of the contracts as of June 30, 2018 were recorded in accumulated other comprehensive loss and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The after-tax gains and losses on the contracts will be reclassified within one year. The Company has no commodities futures contracts outstanding as of June 30, 2018.

Net Investment Hedges

The Company enters into certain foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For the derivative instruments that are designated and qualify as net investment hedges, gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its non-U.S. subsidiaries. These hedges are determined to be effective. The Company recognized $7.4 million and $3.2 million of after-tax gains associated with hedges of a net investment in non-U.S. subsidiaries in currency translation adjustment in other comprehensive income in the three and six months ended June 30, 2018, respectively. The contractual amount of the Company’s foreign currency forward contracts that are designated as net investment hedges is $200.0 million as of June 30, 2018.

13. Derivative Instruments (continued)

The following tables present the impact of derivative contracts on the Company’s financial statements.

Fair value of derivatives designated as hedging instruments under ASC 815:

(dollars in millions)
	Balance Sheet Location	June 30, 2018	December 31, 2017
Foreign currency contracts	Other current assets	$4.7	$0.2
	Other non-current assets	3.4	—
	Accrued liabilities	(1.0)	(1.8)
Commodities contracts	Other current assets	—	0.2
	Accrued liabilities	—	—

Total derivatives designated as hedging instruments		$7.1	$(1.4)

The effect of cash flow hedges on the condensed consolidated statement of earnings:

Three Months Ended June 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivative		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings
	2018	2017		2018	2017
Foreign currency contracts	$(1.3)	$0.4	Cost of products sold	$0.1	$0.6
Commodities contracts	—	0.1	Cost of products sold	0.3	0.6

	$(1.3)	$0.5		$0.4	$1.2

Six Months Ended June 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivative		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings
	2018	2017		2018	2017
Foreign currency contracts	$1.4	$1.5	Cost of products sold	$0.1	$0.6
Commodities contracts	—	0.1	Cost of products sold	0.3	0.1

	$1.4	$1.6		$0.4	$0.7

14.	Income Taxes

The effective income tax rates for the three and six months ended June 30, 2018 were 21.6 percent and 21.4 percent, respectively. The Company estimates that its annual effective income tax rate for the full year 2018 will be approximately 21.5 percent to 22 percent. The effective income tax rates for the three and six months ended June 30, 2017 were 27.8 percent and 27.5 percent, respectively. The lower effective income tax rate for the three and six months ended June 30, 2018 compared to the effective income tax rate for the three and six months ended June 30, 2017 was primarily due to lower federal income taxes related to the U.S. Tax Cuts & Jobs Act (U.S. Tax Reform) which were partially offset by lower income tax benefits from settled stock based compensation awards.

14.	Income Taxes (continued)

As of June 30, 2018, the Company had $6.2 million of unrecognized tax benefits of which $0.6 million would affect its effective income tax rate if recognized. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company’s U.S. federal income tax returns for 2015-2017 are subject to audit. The Company is subject to state and local income tax audits for tax years 2001-2017. The Company is subject to non-U.S. income tax examinations for years 2009-2017.

U.S. Tax Reform was enacted on December 22, 2017 and significantly changed U.S. corporate income tax laws. Among other things, U.S. Tax Reform reduced the U.S. corporate income tax rate to 21 percent commencing on January 1, 2018, implemented a territorial tax system and levied a one-time mandatory tax on undistributed earnings of foreign subsidiaries of U.S. companies. In 2017, the Company recognized $81.8 million of provisional income tax expense primarily related to the one-time mandatory tax on undistributed foreign earnings. As permitted under the SEC Staff Accounting Bulletin 118, the Company continues to evaluate its calculations associated with the U.S. Tax Reform. The ultimate impact of U.S. Tax Reform may differ from the provisional amounts recorded in 2017 due to future changes in interpretation of the guidance issued. No adjustments were recorded in the six months ended June 30, 2018.

For tax years beginning after December 31, 2017, U.S. Tax Reform subjects U.S. shareholders to tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states than an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined an accounting policy. At June 30, 2018, the Company has included GILTI related to current year earnings only in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.

15.	Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)
	Three Months Ended June 30,
	2018		2017
Cumulative foreign currency translation
Balance at beginning of period	$(8.1)		$(71.9)
Other comprehensive (loss) income before reclassifications	(31.0)		13.6

Balance at end of period	(39.1)		(58.3)

Unrealized net gain on cash flow derivatives
Balance at beginning of period	1.1		1.3
Other comprehensive (loss) income before reclassifications	(0.9)		0.2
Realized gains on derivatives reclassified to cost of products sold (net of income tax provision of $0.1 and $0.5 in 2018 and 2017, respectively)	(0.3)		(0.7)

Balance at end of period	(0.1)		0.8

Pension liability
Balance at beginning of period	(268.7)		(281.6)
Other comprehensive loss before reclassifications	—		(4.1)
Amounts reclassified from accumulated other comprehensive loss: (1)	3.5		2.5

Balance at end of period	(265.2)		(283.2)

Accumulated other comprehensive loss, end of period	$(304.4)		$(340.7)

(1) Amortization of pension items:
Actuarial losses	$4.6	(2)	$4.4	(2)
Prior year service cost	(0.1	)(2)	(0.3	)(2)

	4.5		4.1
Income tax benefit	(1.0)		(1.6)

Reclassification net of income tax benefit	$3.5		$2.5

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10—Pensions for additional details

15. Changes in Accumulated Other Comprehensive Loss by Component (continued)

Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)
	Six Months Ended June 30,
	2018		2017
Cumulative foreign currency translation
Balance at beginning of period	$(26.5)		$(79.2)
Other comprehensive (loss) income before reclassifications	(12.6)		20.9

Balance at end of period	(39.1)		(58.3)

Unrealized net gain on cash flow derivatives
Balance at beginning of period	(0.9)		0.2
Other comprehensive income before reclassifications	1.1		1.0
Realized gains on derivatives reclassified to cost of products sold (net of income tax provision of $0.1 and $0.3 in 2018 and 2017, respectively)	(0.3)		(0.4)

Balance at end of period	(0.1)		0.8

Pension liability
Balance at beginning of period	(272.1)		(284.2)
Other comprehensive loss before reclassifications	—		(4.1)
Amounts reclassified from accumulated other comprehensive loss: (1)	6.9		5.1
Balance at end of period	(265.2)		(283.2)

Accumulated other comprehensive loss, end of period	$(304.4)		$(340.7)

(1) Amortization of pension items:
Actuarial losses	$9.3	(2)	$8.8	(2)
Prior year service cost	(0.2	)(2)	(0.2	)(2)
	9.1		8.6
Income tax benefit	(2.2)		(3.4)

Reclassification net of income tax benefit	$6.9		$5.2

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10—Pensions for additional details

PART I—FINANCIAL INFORMATION

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

In our North America segment, we project our sales in the U.S. will grow in 2018 compared to 2017 due to higher residential water heater and boiler volumes resulting from expected industry-wide new construction growth as well as announced pricing actions and expansion of replacement demand. We expect the North America residential water heater industry to have four to 4.5 percent unit growth in 2018. Due to nearly 20 percent unit growth in 2017, we expect the North America commercial water heater industry volume levels in 2018 will be comparable to 2017. In the first quarter of 2018, we announced a price increase, which averaged ten percent, on our U.S. wholesale water heaters due to steel, freight and other cost inflation. The price increase was effective in early June. Our sales of boilers grew 13 percent in 2017, and we expect ten percent sales growth in 2018, driven by the continuing U.S. industry transition to higher efficiency products and our introduction of new products. We continued to expand our North America water treatment product offerings with the acquisition of Hague Quality Water International (Hague) on September 5, 2017. In April 2018, we announced we were named the primary supplier of water treatment products to all Lowe’s stores in the U.S. We expect sales of our North America water treatment products to increase by more than 75 percent in 2018, compared to 2017, primarily due to our new business at Lowe’s and a full year of sales of Hague products. The transition to the A. O. Smith brand at Lowe’s will take place beginning in August 2018. We expect sales of approximately $15 million and a loss of between $1 million to $2 million due to start-up and other transition costs from the new business in 2018.

In our Rest of World segment, we expect sales in China to grow in 2018 at a rate of approximately five percent in local currency, and over eight percent in U.S. dollar terms. We experienced lower than expected air purifier and e-commerce sales in the first half of 2018. In addition, the impact of a weaker China currency compared to our April forecast reduced our guidance for full year sales by $22 million. We expect our sales in India to grow over 40 percent in 2018 from approximately $26 million in 2017.

Combining all of these factors, we expect our consolidated sales to grow between 9.5 percent and 10 percent in 2018.

RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST SIX MONTHS OF 2018 COMPARED TO 2017

Sales for the second quarter of 2018 were $833 million or approximately 13 percent higher than sales of $738 million in the second quarter of 2017. Sales in the first six months of 2018 were $1,621 million or approximately ten percent higher than $1,478 million in the same period last year. Our higher sales in the second quarter and first half of 2018 compared to the same periods last year were primarily due to higher sales of water heaters and boilers in North America. Our sales in China also benefitted from currency translation of approximately $19 million and $40 million in the second quarter and first half of 2018, respectively, compared to the year ago periods, due to the appreciation of the Chinese currency.

Gross profit margin in the second quarter of 2018 of 40.9 percent was lower than the gross profit margin of 41.2 percent in the second quarter of 2017. Gross profit margin in the first six months of 2018 of 40.9 percent was equal to the gross profit margin in the first six months of 2017. The favorable impact of higher sales of water heaters and boilers, as well as pricing actions in the U.S., were offset by higher steel and other input costs in the second quarter of 2018.

Selling, general and administrative (SG&A) expenses in the second quarter and first six months of 2018 increased by $18.9 million and $28.6 million, respectively, as compared to the prior year periods. The increase in SG&A expenses in the second quarter and first six months of 2018 was primarily due to higher engineering and advertising expenses in China.

On March 21, 2018, we announced a plan to transfer water heater, boiler and storage tank production from our Renton, Washington plant to our other U.S. plants. The majority of the consolidation of operations occurred in the second quarter of 2018. As a result of the relocation of production, we incurred pre-tax restructuring and impairment expenses of $6.7 million in the first quarter of 2018, primarily related to employee severance and compensation-related costs, building lease exits costs and the impairment of assets. These activities are reflected in “restructuring and impairment expenses” in the accompanying financial statements.

We are providing non-GAAP measures (adjusted earnings, adjusted earnings per share, and adjusted segment earnings) that exclude restructuring and impairment expenses. Reconciliations to measures on a GAAP basis are provided later in this section.

Interest expense in the second quarter of 2018 was $2.3 million compared to $2.5 million in the same period last year. Interest expense in the first half of 2018 was $4.6 million compared to $4.7 million in the same period last year. Higher interest rates in 2018 were offset by lower debt levels, primarily due to the repatriation of approximately $240 million of cash from outside of the U.S., which was used to pay down floating rate debt.

Other income was $4.6 million in the second quarter of 2018, equal to the same period last year. Other income in the first six months of 2018 was $10.4 million compared to $9.5 million in the first half of 2017. The increase in other income in the first half of 2018 was primarily due to higher currency and translation gains.

Our pension costs and credits are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages, and years of service. We consider current market conditions including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 7.15 percent in 2018, compared to 7.5 percent in 2017. The discount rate used to determine net periodic pension costs decreased from 4.15 percent in 2017 to 3.65 percent in 2018. Pension income for the second quarter and first half of 2018 was $2.3 million and $4.5 million, respectively, compared to $2.2 million and $4.3 million in the second quarter and first half of 2017, respectively. The service cost component of our pension income is reflected in cost of products sold and SG&A expenses. All other components of our pension income are reflected in other income.

Our effective income tax rates for the second quarter and first six months of 2018 were 21.6 percent and 21.4 percent, respectively. Our effective income tax rates for the second quarter and first six months of 2017 were 27.8 percent and 27.5 percent, respectively. Our effective income tax rates in the second quarter and first half of 2018 were lower than the effective income tax rates in the same periods of 2017 primarily due to lower federal income taxes related to the U.S. Tax Cuts & Jobs Act (U.S. Tax Reform) which were partially offset by lower income tax benefits from settled stock based compensation awards. We estimate that our effective income tax rate for the full year 2018 will be approximately 21.5 percent to 22 percent, lower than 2017 due to U.S. Tax Reform.

North America

Sales in the North America segment were $534 million in the second quarter of 2018 or $63 million higher than sales of $471 million in the second quarter of 2017. Sales for the first six months of 2018 were $1,036 million or $78 million higher than sales of $958 million in the same period last year. The increases in sales in 2018 were primarily due to higher volumes of water heaters and boilers and the impact of pricing actions related to steel cost increases. North America water treatment incrementally added approximately $7 million and $15 million of sales in the second quarter and first six months of 2018, respectively, primarily due to the addition of sales from Hague, acquired in September 2017.

North America segment earnings were $124.9 million in the second quarter of 2018 or approximately 14 percent higher than segment earnings of $109.2 million in the same period of 2017. Segment earnings in the first six months of 2018 were $230.9 million or approximately eight percent higher than segment earnings of $213.4 million in the first six months of 2017. Segment margin of 23.4 percent in the second quarter of 2018 was slightly higher than 23.2 percent in the same period last year. Segment margin of 22.3 percent in the first six months of 2018 was equal to the segment margin in the same period in 2017. Adjusted segment earnings and adjusted segment margin in the first half of 2018 were $237.6 million and 22.9 percent, respectively. The higher segment earnings in both periods of 2018 compared to 2017 and the higher adjusted segment margin in 2018 were primarily due to higher sales of boilers and pricing actions in the U.S. that were partially offset by higher steel and other input costs. Segment earnings and segment margin also benefitted from higher water heater sales in the second quarter of 2018. We expect full year adjusted segment margin to be between 22.25 and 22.5 percent in 2018, negatively impacted by start-up and transition costs related to our new water treatment product business at Lowe’s stores in the U.S.

Rest of World

Sales in the Rest of World segment were $308 million in the second quarter of 2018 or $35 million higher than sales of $273 million in the second quarter of 2017. Sales in the first six months of 2018 were $602 million or $70 million higher than sales of $532 million in the first six months of 2017. China sales grew approximately 12 percent in the second quarter and first six months of 2018 including a benefit from currency translation of approximately $19 million and $40 million, respectively. Sales in China grew approximately four percent in local currency in the second quarter and first half of 2018. Pricing actions in mid-2017, taken primarily due to higher steel and installation costs, as well as higher demand for gas tankless water heaters and water treatment products contributed to higher sales in the second quarter and first half of 2018 compared to the same periods last year and were partially offset by a decline in air purification product and e-commerce sales.

Rest of World segment earnings were $34.7 million in the second quarter of 2018, approximately seven percent higher than segment earnings of $32.5 million in the second quarter of 2017. Segment earnings in the first six months of 2018 were $70.7 million, approximately nine percent higher than segment earnings of $65.0 million in the first six months of 2017. The higher segment earnings in both periods of 2018 were primarily due to higher sales in China, including a price increase, that were partially offset by higher engineering and advertising costs. In addition, higher depreciation and utilities costs and inefficiencies associated with the new water treatment plant opening in China negatively impacted earnings in both periods of 2018 compared to the same periods last year. Currency translation added approximately $2 million and $5 million to segment earnings in the second quarter and first half of 2018 compared to the same periods last year. Segment margin of 11.3 percent in the second quarter of

2018 was lower than our segment margin of 11.9 percent in the same period last year. Segment margin of 11.7 percent in the first six months of 2018 was lower than our segment margin of 12.2 percent in the first six months of last year. Segment margins in both the second quarter and first six months of 2018 were lower than the same periods last year primarily due to the factors mentioned above. We expect our full year segment margin to be equal to or slightly down compared to full year 2017 segment margin of 13.4 percent. We expect our local currency sales in China to grow approximately six percent in the second half of 2018, slightly higher than our China local currency sales growth in the first half of 2018. We expect our China sales in the second half of 2018 to be negatively impacted by high channel inventory levels which we believe was caused by a significant decline in growth rate of square footage sold in the China housing market. We also expect losses in India to decline from a $7.5 million loss in 2017 to a $5 million loss in full year 2018.

Outlook

We expect consolidated sales to grow between 9.5 and ten percent in 2018. With the North America segment bolstered by expected continued demand in all parts of the business, we increased the midpoint of our EPS and adjusted EPS guidance for 2018. We believe we will achieve full-year earnings of between $2.56 and $2.60 per share, which excludes the potential impact from future acquisitions. We believe we will achieve full-year adjusted earnings of between $2.59 and $2.63 per share, which excludes restructuring and impairment expenses and the potential impact from future acquisitions.

Liquidity & Capital Resources

Working capital of $884.6 million at June 30, 2018 was $88.5 million lower than at December 31, 2017. Lower cash balances are a result of $240 million of cash repatriated from outside of the U.S., a significant portion of which was used to pay down floating rate debt, partially offset by sales-related increases to accounts receivable balances. As of June 30, 2018, essentially all of the $658.4 million of cash, cash equivalents and marketable securities were held by our foreign subsidiaries.

Cash provided by operations in the first half of 2018 was $173.2 million compared with $73.2 million provided during the same period last year primarily due to higher earnings and lower outlays for working capital. For the full year 2018, we expect cash provided by operating activities will be approximately $475 million, which is significantly higher than 2017.

Capital expenditures totaled $39.5 million in the first half of 2018, compared with $36.3 million in the year ago period. We project 2018 capital expenditures will be approximately $100 million. We expect full year depreciation and amortization will be approximately $75 million.

We have a $500 million multi-currency credit facility with a group of nine banks, which expires in December 2021. The facility has an accordion provision, which allows us to increase it up to $700 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of June 30, 2018.

The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt. At June 30, 2018, we had available borrowing capacity of $374.6 million under this facility. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt decreased $162.3 million from $410.4 million at December 31, 2017 to $248.1 million at June 30, 2018. Cash repatriation to the U.S. of approximately $240 million was primarily used to pay down floating rate debt, as well as, fund our share repurchase activity and dividend payments. Our leverage, as measured by the ratio of total debt to total capitalization, was 12.5 percent at the end of the second quarter in 2018, compared with 20 percent at the end of last year.

Our pension plan continues to meet all funding requirements under ERISA regulations. We are not required to make a contribution to the plan in 2018, and we do not plan to make any voluntary contributions to the plan in 2018.

In July 2018, our Board of Directors approved adding 2.5 million shares of common stock to an existing discretionary share repurchase authority. The new authority is in addition to the authority to repurchase approximately 1.3 million shares that remained as of June 30, 2018. Under the share repurchase program, our common stock may be purchased through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors, which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. During the first half of 2018, we repurchased 1.1 million shares of our stock at a total cost of $69.7 million. Depending on factors such as stock price, working capital requirements and alternative investment opportunities, we expect to spend approximately $135 million on stock repurchases through our Rule 10b5-1 automatic trading plan in 2018. In addition, we may opportunistically buy shares in the open market.

On July 9, 2018, our Board of Directors declared a cash dividend of $0.18 per share on our Common Stock and Class A common stock. The dividend is payable on August 15, 2018 to shareholders of record on July 31, 2018.

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

A. O. SMITH CORPORATION

Adjusted Earnings and Adjusted EPS

(dollars in millions, except per share data)

(unaudited)

The following is a reconciliation of net earnings and diluted EPS to adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Earnings (GAAP)	$114.5	$92.4	$213.3	$180.1
Restructuring and impairment expenses, before tax	—	—	6.7	—
Tax effect of restructuring and impairment expenses	—	—	(1.7)	—

Adjusted Earnings	$114.5	$92.4	$218.3	$180.1

Diluted EPS (GAAP)	$0.66	$0.53	$1.23	$1.03
Restructuring and impairment expenses per diluted share	—	—	0.04	—
Tax effect of restructuring and impairment expenses per diluted share	—	—	(0.01)	—

Adjusted EPS	$0.66	$0.53	$1.26	$1.03

A. O. SMITH CORPORATION

Adjusted Segment Earnings

(dollars in millions)

(unaudited)

The following is a reconciliation of reported segment earnings to adjusted segment earnings (non-GAAP):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment Earnings (GAAP)
North America	$124.9	$109.2	$230.9	$213.4
Rest of World	34.7	32.5	70.7	65.0
Inter-segment earnings elimination	—	(0.1)	—	(0.2)

Total Segment Earnings (GAAP)	$159.6	$141.6	$301.6	$278.2

Adjustments
North America (1)	$—	$—	$6.7	$—
Rest of World	—	—	—	—
Inter-segment earnings elimination	—	—	—	—

Total Adjustments	$—	$—	$6.7	$—

Adjusted Segment Earnings
North America	$124.9	$109.2	$237.6	$213.4
Rest of World	34.7	32.5	70.7	65.0
Inter-segment earnings elimination	—	(0.1)	—	(0.2)

Total Adjusted Segment Earnings	$159.6	$141.6	$308.3	$278.2

(1)

The Company recognized $6.7 million of restructuring and impairment expenses in connection with the move of manufacturing operations from its Renton, Washington facility to other U.S. facilities. For additional information, see Footnote 4.

A. O. SMITH CORPORATION

Adjusted EPS and Adjusted 2018 Guidance

(unaudited)

The following is a reconciliation of diluted EPS to adjusted EPS (non-GAAP):

	2018 Guidance	2017
Diluted EPS (GAAP)	$2.56 - 2.60	$1.70
Restructuring and impairment expenses per diluted share, net of tax	0.03	—
U.S. Tax Reform income tax expense per diluted share	—	0.47

Adjusted EPS	$2.59 - 2.63	$2.17

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S. which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2017. We believe that at June 30, 2018, there has been no material change to this information.

Recent Accounting Pronouncements

Refer to Recent Accounting Pronouncements in Note 1 – Basis of Presentation in the notes to our condensed consolidated financial statements included in Part 1 Financial Information.

Forward Looking Statements

This filing contains statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: a further slowdown in the growth rate of the Chinese economy or our key markets and/or a decline in the growth rate of consumer spending or housing sales in China; potential weakening in the high efficiency boiler segment in the U.S.; significant volatility in raw material prices; our inability to implement or maintain pricing actions; potential weakening in U.S. residential or commercial construction or instability in our replacement markets; foreign currency fluctuations; our inability to successfully integrate or achieve our strategic objectives resulting from acquisitions; competitive pressures on our businesses; negative impact to our businesses from international tariffs and trade disputes; the impact of potential information technology or data security breaches; changes in government regulations or regulatory requirements; the impact of U.S. Tax Reform and projections of effective tax rates and one-time expenses under the new law; and adverse developments in general economic, political and business conditions in key regions of the world. Forward-looking statements included in this filing are made only as of the date of this filing, and we are under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the Company, or persons acting on our behalf, are qualified entirely by these cautionary statements.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon this evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of June 30, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 13 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2016, our Board of Directors authorized the purchase of an additional 3,000,000 shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In the second quarter of 2018, we repurchased 578,200 shares at an average price of $63.17 per share and at a total cost of $36.5 million. As of June 30, 2018, there were 1,274,453 shares remaining on the existing repurchase authorization. In July 2018, our Board of Directors approved adding 2,500,000 million shares of common stock to the existing repurchase authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 1 – April 30, 2018	189,000	$63.91	189,000	1,663,653
May 1 – May 31, 2018	197,500	63.10	197,500	1,466,153
June 1 – June 30, 2018	191,700	62.50	191,700	1,274,453

ITEM 6 - EXHIBITS

Refer to the Exhibit Index on page 31 of this report.

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Summary of Directors’ Compensation

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended June 30, 2018 and 2017, (ii) the Condensed Consolidated Statement of Comprehensive Earnings for the three months ended June 30, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2018, and December 31, 2017 (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2018 and 2017 (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

August 6, 2018	/s/Daniel L. Kempken
Daniel L. Kempken
Vice President and Controller

/s/John J. Kita
John J. Kita
Executive Vice President and
Chief Financial Officer