Form 10-Q
period 2018-09-30
SMITH A O CORP
filed 2018-11-08
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No

Class A Common Stock Outstanding as of October 31, 2018 - 26,060,947 shares

Common Stock Outstanding as of October 31, 2018 - 143,890,000 shares

Index

A. O. Smith Corporation

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$754.1	$749.9	$2,375.4	$2,228.1
Cost of products sold	448.1	444.9	1,406.9	1,318.0

Gross profit	306.0	305.0	968.5	910.1
Selling, general and administrative expenses	177.6	176.8	567.7	538.3
Restructuring and impairment expenses	—	—	6.7	—
Interest expense	2.0	2.5	6.6	7.2
Other income	(5.1)	(5.9)	(15.5)	(15.4)

Earnings before provision for income taxes	131.5	131.6	403.0	380.0
Provision for income taxes	26.9	37.9	85.1	106.2

Net Earnings	$104.6	$93.7	$317.9	$273.8

Net Earnings Per Share of Common Stock	$0.61	$0.54	$1.86	$1.58

Diluted Net Earnings Per Share of Common Stock	$0.61	$0.54	$1.84	$1.57

Dividends Per Share of Common Stock	$0.18	$0.14	$0.54	$0.42

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(dollars in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net earnings	$104.6	$93.7	$317.9	$273.8
Other comprehensive (loss) earnings
Foreign currency translation adjustments	(20.7)	17.3	(33.3)	38.2
Unrealized net gains (losses) on cash flow derivative instruments, less related income tax (provision) benefit of ($0.6) and ($0.9) in 2018, $1.0 and $0.7 in 2017	1.3	(1.6)	2.1	(1.0)
Adjustment to pension liability, less related income tax provision of ($1.7) and ($3.9) in 2018 and ($1.7) and ($2.3) in 2017	5.6	2.6	12.5	3.6

Comprehensive Earnings	$90.8	$112.0	$299.2	$314.6

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	(unaudited) September 30, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$233.0	$346.6
Marketable securities	384.8	473.4
Receivables	606.6	592.7
Inventories	307.7	297.0
Other current assets	66.6	57.2

Total Current Assets	1,598.7	1,766.9

Property, plant and equipment	1,071.2	1,060.1
Less accumulated depreciation	(544.9)	(531.2)

Net property, plant and equipment	526.3	528.9
Goodwill	515.2	516.7
Other intangibles	297.4	308.7
Other assets	87.6	76.2

Total Assets	$3,025.2	$3,197.4

Liabilities
Current Liabilities
Trade payables	$508.0	$535.0
Accrued payroll and benefits	74.2	90.8
Accrued liabilities	111.9	116.0
Product warranties	44.8	44.5
Debt due within one year	—	7.5

Total Current Liabilities	738.9	793.8

Long-term debt	193.3	402.9
Pension liabilities	24.8	48.1
Other liabilities	312.0	307.7

Total Liabilities	1,269.0	1,552.5

Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 27,000,000 shares; issued 26,192,051 and 26,239,559	131.0	131.2
Common Stock, $1 par value: authorized 240,000,000 shares; issued 164,515,543 and 164,468,033	164.5	164.5
Capital in excess of par value	495.8	486.5
Retained earnings	2,014.0	1,788.7
Accumulated other comprehensive loss	(318.2)	(299.5)
Treasury stock at cost	(730.9)	(626.5)

Total Stockholders’ Equity	1,756.2	1,644.9

Total Liabilities and Stockholders’ Equity	$3,025.2	$3,197.4

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net earnings	$317.9	$273.8
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	53.2	51.9
Stock based compensation expense	9.7	8.5
Net changes in operating assets and liabilities:
Current assets and liabilities	(70.9)	(154.5)
Noncurrent assets and liabilities	(20.7)	(29.5)

Cash Provided by Operating Activities	289.2	150.2

Investing Activities
Capital expenditures	(58.5)	(66.4)
Acquisitions	—	(43.1)
Investments in marketable securities	(345.4)	(407.3)
Net proceeds from sale of marketable securities	418.3	405.3

Cash Provided by (Used in) Investing Activities	14.4	(111.5)

Financing Activities
Long-term debt (repaid) incurred	(217.1)	125.8
Common stock repurchases	(106.0)	(103.3)
Payment of contingent consideration	(2.3)	—
Net proceeds from stock option activity	0.7	3.1
Dividends paid	(92.5)	(72.8)

Cash Used In Financing Activities	(417.2)	(47.2)

Net decrease in cash and cash equivalents	(113.6)	(8.5)
Cash and cash equivalents - beginning of period	346.6	330.4

Cash and Cash Equivalents - End of Period	$233.0	$321.9

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 16, 2018.

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

In March 2017, the FASB amended ASC 715, Compensation – Retirement Benefits (issued under ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”). This amendment changes the way net periodic benefit cost associated with employer-sponsored defined benefit plans is presented in the statement of earnings. Under the amendment, the service cost component of net periodic benefit cost is included in the same lines in the statement of earnings as other employee compensation costs and the other components of net periodic benefit cost must be presented separately outside of income from operations. The Company adopted the amendment on January 1, 2018.    As a result of this adoption, for the three months ended September 30, 2017, the Company retrospectively reclassified $1.6 million and $1.0 million of non-service cost pension income from cost of products sold and selling, general and administrative expenses, respectively, to other income in the consolidated statement of earnings. For the nine months ended September 30, 2017, the Company retrospectively reclassified $4.7 million and $3.1 million of non-service cost pension income from cost of

1.	Basis of Presentation (continued)

products sold and selling, general and administrative expenses, respectively, to other income in the consolidated statement of earnings. The adoption did not have a material impact on the Company’s consolidated balance sheets, statements of earnings or statements of cash flows.

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

In February 2016, the FASB amended ASC 842, Leases (issued under ASU 2016-02). This amendment requires the recognition of lease assets and lease liabilities on the balance sheet for most leasing arrangements currently classified as operating leases. This amendment is effective for periods beginning January 1, 2019. The Company intends to apply the modified retrospective transition method and elect the transition option to use the effective date of January 1, 2019 as the date of initial application. The Company also intends to elect the package of practical expedients and the practical expedient not to separate lease and non-lease components. The Company does not intend to elect the hindsight practical expedient. The Company is in the process of completing its analysis of its lease population and does not expect the adoption of ASU 2016-02 to have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.

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

2.	Revenue Recognition (continued)

Additionally, certain customers in China pay prior to the shipment of products resulting in a customer deposits liability of $32.1 million and $56.0 million at September 30, 2018 and December 31, 2017, respectively. The Company assesses collectability based on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. The Company’s allowance for doubtful accounts was $5.9 million and $5.3 million at September 30, 2018 and December 31, 2017, respectively.

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

Boilers The Company’s boilers are closed loop water heating systems used primarily for space heating or hydronic heating. The Company’s boilers are primarily used in applications in commercial settings for hospitals, schools, hotels and other large commercial buildings while residential boilers are used in homes, apartments and condominiums. The Company’s boiler distribution channel is comprised primarily of manufacturer representative firms. The Company’s boiler sales in the North America segment are derived from a combination of replacement of existing products and new construction.

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

(dollars in millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
North America
Water heaters and related parts	$405.2	$415.4	$1,318.1	$1,273.6
Boilers and related parts	58.6	56.8	143.0	133.3
Water treatment products (1)	23.1	13.8	61.7	37.1

Total North America	486.9	486.0	1,522.8	1,444.0

Rest of World
China	$246.2	$247.0	$806.4	$745.9
All other Rest of World	27.9	23.1	69.6	56.5

Total Rest of World	274.1	270.1	876.0	802.4

Inter-segment sales	(6.9)	(6.2)	(23.4)	(18.3)

Total Net Sales	$754.1	$749.9	$2,375.4	$2,228.1

(1)	Includes Hague Quality Water International (Hague) from the date of acquisition of September 5, 2017

3.	Acquisitions

On September 5, 2017, the Company acquired 100 percent of the shares of Hague, an Ohio-based water softener company. With the addition of Hague, the Company grew its North America water treatment product offerings. Hague is included in the Company’s North America segment for reporting purposes. The Company paid an aggregate cash purchase price of $43.1 million, net of $4.1 million of cash acquired. In addition, the Company established a $1.5 million holdback liability to satisfy any potential obligations of the former owners of Hague. The Company also agreed to make a contingent payment of up to an additional $2.0 million based on the amount by which sales of products manufactured by Hague increase over the two-year period ending June 30, 2019. In addition, the Company incurred acquisition-related costs of approximately $0.2 million.

As of the acquisition date, the Company estimated the fair value of the holdback liability and additional contingent consideration at $1.5 million and $2.0 million, respectively. During the third quarter of 2018, the Company finalized the amount of acquisition date working capital, which resulted in a $1.3 million payment to the former owners of Hague related to the aforementioned holdback. The Company also paid $1.0 million of contingent payments associated with the amount by which sales of products manufactured by Hague increase over the two-year period ending June 30, 2019. As of September 30, 2018, the Company estimated the fair value of the remaining contingent consideration at $1.0 million.

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

On March 21, 2018, the Company announced a move of manufacturing operations from its Renton, Washington facility to other U.S. facilities. The Company recognized $6.7 million of restructuring and impairment expenses, comprised of $4.0 million of severance and compensation related costs, lease exit costs of $2.1 million and impairment charges related to long-lived assets totaling $0.6 million, as well as a corresponding $1.7 million tax benefit related to the charges. As of September 30, 2018, the consolidation of the Renton facility to other U.S. facilities was complete.

4.	Restructuring and Impairment Expenses (continued)

The following table presents an analysis of the Company’s restructuring reserve as of and for nine months ended September 30, 2018:

(dollars in millions)
	Severance Costs	Lease Exit Costs	Fixed Assets Impairment	Total
Balance at January 1, 2018	$—	$—	$—	$—
Restructuring expense recognized	4.0	2.1	0.6	6.7

Balance at March 31, 2018	4.0	2.1	0.6	6.7
Cash payments and disposals	(0.9)	—	(0.3)	(1.2)

Balance at June 30, 2018	3.1	2.1	0.3	5.5
Cash payments and disposals	(2.8)	(0.4)	(0.3)	(3.5)

Balance at September 30, 2018	$0.3	$1.7	$—	$2.0

5.    Inventories

The following table presents the components of the Company’s inventory balances:

(dollars in millions)
	September 30, 2018	December 31, 2017
Finished products	$142.7	$140.4
Work in process	21.8	18.3
Raw materials	165.6	160.5

Inventories, at FIFO cost	330.1	319.2
LIFO reserve	(22.4)	(22.2)

Net inventory	$307.7	$297.0

6.	Product Warranties

The Company offers warranties on the sales of certain of its products with terms that are consistent with the market and records an accrual for the estimated future claims. The following table presents the Company’s warranty liability activity.

	Three Months Ended September 30,
(dollars in millions)	2018	2017
Balance at July 1,	$142.9	$140.8
Expense	8.7	8.4
Claims settled	(9.9)	(8.7)

Balance at September 30,	$141.7	$140.5

	Nine Months Ended September 30,
(dollars in millions)	2018	2017
Balance at January 1,	$142.4	$140.9
Expense	31.4	29.1
Claims settled	(32.1)	(29.5)

Balance at September 30,	$141.7	$140.5

7.	Long-Term Debt

The Company has a $500 million multi-year multi-currency revolving credit agreement with a group of nine banks, which expires on December 15, 2021. The facility has an accordion provision which allows it to be increased up to $700 million if certain conditions (including lender approval) are satisfied.

Borrowings under bank credit lines and commercial paper borrowings are supported by the $500 million revolving credit agreement. As a result of the long-term nature of this facility, the Company’s commercial paper and credit line borrowings are classified as long-term debt at September 30, 2018. At its option, the Company either maintains cash balances or pays fees for bank credit and services.

8.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Denominator for basic earnings per share - weighted average shares	170,507,922	172,446,529	171,030,747	172,936,255
Effect of dilutive stock options and share units	1,576,694	1,909,214	1,687,050	1,948,557

Denominator for diluted earnings per share	172,084,616	174,355,743	172,717,797	174,884,812

9.	Stock Based Compensation

The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the “Plan”) effective January 1, 2007. The Plan was reapproved by stockholders on April 16, 2012. The Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options or share units at September 30, 2018 was 2,488,996. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.

Total stock based compensation expense recognized in the three months ended September 30, 2018 and 2017 was $1.8 million and $1.3 million, respectively. Total stock based compensation recognized in the nine months ended September 30, 2018 and 2017 was $9.7 million and $8.5 million, respectively.

Stock Options

The stock options granted in the nine months ended September 30, 2018 and 2017 have three year pro rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant. For active employees, all options granted in 2018 and 2017 expire ten years after the date of grant. The Company’s stock options are expensed ratably over the three year vesting period; however, included in stock option expense for the three and nine months ended September 30, 2018 and 2017 was expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible

9.	Stock Based Compensation (continued)

or become retirement eligible during the vesting period. Stock based compensation expense attributable to stock options in the three months ended September 30, 2018 and 2017 was $0.8 million and $0.6 million, respectively. Stock based compensation expense attributable to stock options in the nine months ended September 30, 2018 and 2017 was $4.6 million and $4.0 million, respectively.

Changes in option shares, all of which relate to the Company’s Common Stock, were as follows for the nine months ended September 30, 2018:

	Weighted- Avg. Per Share Exercise Price	Number of Options	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2018	$27.73	2,263,126
Granted	61.62	373,220
Exercised	24.22	(162,102)
Forfeited	47.94	(26,622)

Outstanding at September 30, 2018	32.91	2,447,622	7 years	$53.1

Exercisable at September 30, 2018	24.39	1,680,117	6 years	$48.7

The weighted-average fair value per option at the date of grant during the nine months ended September 30, 2018 and 2017 using the Black-Scholes option-pricing model was $14.80 and $13.04, respectively. Assumptions were as follows:

	Nine Months Ended September 30,
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

Stock Appreciations Rights (SARs)

Certain non-U.S.-based employees were granted SARs. Each SAR award grants the employee the right to receive cash equal to the excess of the share price of the Company’s Common Stock on the date that a participant exercises such right over the grant date value of the SAR. SARs granted have three year pro rata vesting from the date of grant. SARs were issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant and expire ten years from the date of grant. The fair value and compensation expense related to SARs are measured at each reporting period using the Black-Scholes option-pricing model, using assumptions similar to stock option awards. No SARs were granted in 2018 or 2017. As of September 30, 2018, there were 16,170 SARs outstanding and exercisable. In the nine months ended September 30, 2018, 7,800 SARs were exercised. Stock based compensation expense attributable to SARs was minimal in the three and nine months ended September 30, 2018 and 2017.

9.	Stock Based Compensation (continued)

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the Plan. The Company granted 106,581 and 107,755 share units under the plan in the nine months ended September 30, 2018 and 2017, respectively. The share units were valued at $6.6 million and $5.4 million at the date of issuance in 2018 and 2017, respectively, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period; however, included in share unit expense in the three and nine months ended September 30, 2018 and 2017 was expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period. Stock based compensation expense attributable to share units of $1.0 million and $0.7 million was recognized in the three months ended September 30, 2018 and 2017, respectively. Stock based compensation expense attributable to share units of $5.1 million and $4.5 million was recognized in the nine months ended September 30, 2018 and 2017, respectively. Certain non-U.S.-based employees receive the cash value of vested shares at the vesting date in lieu of shares.

A summary of share unit activity under the plan is as follows for the nine months ended September 30, 2018:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2018	433,290	$34.96
Granted	106,581	61.70
Vested	(145,105)	30.79
Forfeited	(13,500)	43.13

Issued and unvested at September 30, 2018	381,266	42.94

10.	Pensions

The following table presents the components of the Company’s net pension income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$0.5	$0.5	$1.5	$1.4
Interest cost	7.2	7.6	21.7	22.5
Expected return on plan assets	(14.5)	(14.8)	(43.6)	(43.5)
Amortization of unrecognized loss	4.9	4.6	14.2	13.4
Amortization of prior service cost	(0.2)	(0.1)	(0.4)	(0.3)

Defined benefit plan income	$(2.1)	$(2.2)	$(6.6)	$(6.5)

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

The following table presents the Company’s segment results:

(dollars in millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales
North America	$486.9	$486.0	$1,522.8	$1,444.0
Rest of World	274.1	270.1	876.0	802.4
Inter-segment	(6.9)	(6.2)	(23.4)	(18.3)

	$754.1	$749.9	$2,375.4	$2,228.1

Segment earnings
North America (1)	$105.6	$110.3	$336.5	$323.7
Rest of World	39.1	33.8	109.8	98.8
Inter-segment	—	(0.1)	—	(0.3)

	144.7	144.0	446.3	422.2
Corporate expense	(11.2)	(9.9)	(36.7)	(35.0)
Interest expense	(2.0)	(2.5)	(6.6)	(7.2)

Earnings before income taxes	131.5	131.6	403.0	380.0
Provision for income taxes	26.9	37.9	85.1	106.2

Net earnings	$104.6	$93.7	$317.9	$273.8

(1) includes restructuring and impairment expenses of:	$—	$—	$6.7	$—

12.	Fair Value Measurements

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

12.	Fair Value Measurements (continued)

The following table presents assets and (liabilities) measured at fair value on a recurring basis.

(dollars in millions)
Fair Value Measurement Using	September 30, 2018	December 31, 2017
Quoted prices in active markets for identical assets (Level 1)	$384.8	$473.4
Significant other observable inputs (Level 2)	11.5	(1.4)

Items measured at fair value were comprised of the Company’s marketable securities and derivative instruments. There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis during the nine months ended September 30, 2018.

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

13.	Derivative Instruments (continued)

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

(dollars in millions)
	September 30, 2018		December 31, 2017
	Buy	Sell	Buy	Sell
British pound	$—	$0.3	$—	$1.2
Canadian dollar	—	12.1	—	48.1
Euro	23.7	0.8	29.3	—
Mexican peso	29.7	—	16.3	—

Total	$53.4	$13.2	$45.6	$49.3

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

The after-tax gains and losses of the contracts as of September 30, 2018 were recorded in accumulated other comprehensive loss and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The after-tax gains and losses on the contracts will be reclassified within one year. Contractual amounts of the Company’s commodities futures contracts were immaterial as of September 30, 2018 and December 31, 2017.

Net Investment Hedges

The Company enters into certain foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For the derivative instruments that are designated and qualify as net investment hedges, gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its non-U.S. subsidiaries. These hedges are determined to be effective. The Company recognized $4.1 million and $7.4 million of after-tax gains associated with hedges of a net investment in non-U.S. subsidiaries in currency translation adjustment in other comprehensive income in the three and nine months ended September 30, 2018, respectively. The contractual amount of the Company’s foreign currency forward contracts that are designated as net investment hedges is $150.0 million as of September 30, 2018.

13.	Derivative Instruments (continued)

The following tables present the impact of derivative contracts on the Company’s financial statements.

Fair value of derivatives designated as hedging instruments under ASC 815:

(dollars in millions)
	Balance Sheet Location	September 30, 2018	December 31, 2017
Foreign currency contracts	Other current assets	$5.5	$0.2
	Other non-current assets	6.4	—
	Accrued liabilities	(0.4)	(1.8)
Commodities contracts	Other current assets	0.1	0.2
	Accrued liabilities	(0.1)	—

Total derivatives designated as hedging instruments		$11.5	$(1.4)

The effect of cash flow hedges on the condensed consolidated statement of earnings:

Three Months Ended September 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivative		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings
	2018	2017		2018	2017
Foreign currency contracts	$1.9	$(2.5)	Cost of products sold	$—	$(0.3)
Commodities contracts	—	—	Cost of products sold	—	0.3

	$1.9	$(2.5)		$—	$—

Nine Months Ended September 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivative		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings
	2018	2017		2018	2017
Foreign currency contracts	$3.3	$(1.0)	Cost of products sold	$0.1	$0.3
Commodities contracts	—	0.1	Cost of products sold	0.3	0.4

	$3.3	$(0.9)		$0.4	$0.7

14.	Income Taxes

The effective income tax rates for the three and nine months ended September 30, 2018 were 20.5 percent and 21.1 percent, respectively. The Company estimates that its annual effective income tax rate for the full year 2018 will be approximately 21 percent. The effective income tax rates for the three and nine months ended September 30, 2017 were 28.8 percent and 27.9 percent, respectively. The lower effective income tax rate for the three and nine months ended September 30, 2018 compared to the effective income tax rate for the three and nine months ended September 30, 2017 was primarily due to lower federal income taxes related to the U.S. Tax Cuts & Jobs Act (U.S. Tax Reform) which were partially offset by lower income tax benefits from settled stock based compensation awards.

14.	Income Taxes (continued)

As of September 30, 2018, the Company had $6.2 million of unrecognized tax benefits of which $0.6 million would affect its effective income tax rate if recognized. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company’s U.S. federal income tax returns for 2015-2017 are subject to audit. The Company is subject to state and local income tax audits for tax years 2001-2017. The Company is subject to non-U.S. income tax examinations for years 2009-2017.

U.S. Tax Reform was enacted on December 22, 2017 and significantly changed U.S. corporate income tax laws. Among other things, U.S. Tax Reform reduced the U.S. corporate income tax rate to 21 percent commencing on January 1, 2018, implemented a territorial tax system and levied a one-time mandatory tax on undistributed earnings of foreign subsidiaries of U.S. companies. In 2017, the Company recognized $81.8 million of provisional income tax expense primarily related to the one-time mandatory tax on undistributed foreign earnings. As permitted under the SEC Staff Accounting Bulletin 118, the Company continues to evaluate its calculations associated with the U.S. Tax Reform. The ultimate impact of U.S. Tax Reform may differ from the provisional amounts recorded in 2017 due to future changes in interpretation of the guidance issued. No adjustments were recorded in the nine months ended September 30, 2018.

For tax years beginning after December 31, 2017, U.S. Tax Reform subjects U.S. shareholders to tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states than an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined an accounting policy. At September 30, 2018, the Company has included GILTI related to current year earnings only in its estimated annual effective income tax rate and has not provided additional GILTI on deferred items.

15.	Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)
	Three Months Ended September 30,
	2018		2017
Cumulative foreign currency translation
Balance at beginning of period	$(39.1)		$(58.3)
Other comprehensive (loss) income before reclassifications	(20.7)		17.3

Balance at end of period	(59.8)		(41.0)

Unrealized net gain on cash flow derivatives
Balance at beginning of period	(0.1)		0.8
Other comprehensive income (loss) before reclassifications	1.3		(1.6)
Realized gains on derivatives reclassified to cost of products sold	—		—

Balance at end of period	1.2		(0.8)

Pension liability
Balance at beginning of period	(265.2)		(283.2)
Other comprehensive income (loss) before reclassifications	2.0		(0.1)
Amounts reclassified from accumulated other comprehensive loss: (1)	3.6		2.7

Balance at end of period	(259.6)		(280.6)

Accumulated other comprehensive loss, end of period	$(318.2)		$(322.4)

(1) Amortization of pension items:
Actuarial losses	$4.9	(2)	$4.6	(2)
Prior year service cost	(0.2	)(2)	(0.1	)(2)

	4.7		4.5
Income tax benefit	(1.1)		(1.8)

Reclassification net of income tax benefit	$3.6		$2.7

(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 - Pensions for additional details

15.	Changes in Accumulated Other Comprehensive Loss by Component (continued)

Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)
	Nine Months Ended September 30,
	2018		2017
Cumulative foreign currency translation
Balance at beginning of period	$(26.5)		$(79.2)
Other comprehensive (loss) income before reclassifications	(33.3)		38.2

Balance at end of period	(59.8)		(41.0)

Unrealized net gain on cash flow derivatives
Balance at beginning of period	(0.9)		0.2
Other comprehensive income before reclassifications	2.4		(0.6)
Realized gains on derivatives reclassified to cost of products sold (net of income tax provision of $0.1 and $0.3 in 2018 and 2017, respectively)	(0.3)		(0.4)

Balance at end of period	1.2		(0.8)

Pension liability
Balance at beginning of period	(272.1)		(284.2)
Other comprehensive income (loss) before reclassifications	2.0		(4.3)
Amounts reclassified from accumulated other comprehensive loss: (1)	10.5		7.9

Balance at end of period	(259.6)		(280.6)

Accumulated other comprehensive loss, end of period	$(318.2)		$(322.4)

(1) Amortization of pension items:
Actuarial losses	$14.2	(2)	$13.4	(2)
Prior year service cost	(0.4	)(2)	(0.3	)(2)

	13.8		13.1
Income tax benefit	(3.3)		(5.2)

Reclassification net of income tax benefit	$10.5		$7.9

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

In our North America segment, we project our sales in the U.S. will grow in 2018 compared to 2017 due to higher residential water heater and boiler volumes resulting from expected industry-wide new construction growth in the first half of 2018, as well as, announced pricing actions and expansion of replacement demand. While we believe residential water heater industry volumes will be down approximately 100,000 units in the second half of 2018, we expect the North America residential water heater industry to have three percent unit growth in 2018. Due to nearly 20 percent unit growth in 2017, we expect the North America commercial water heater industry volume levels in 2018 to decline by approximately five percent from 2017 levels. In the first quarter of 2018, we announced a price increase, which averaged ten percent, on our U.S. wholesale water heaters due to steel, freight and other cost inflation. The price increase was effective in early June. Our sales of boilers grew 13 percent in 2017, and we expect approximately seven percent sales growth in 2018, driven by the continuing U.S. industry transition to higher efficiency products and our introduction of new products. We continued to expand our North America water treatment product offerings with the acquisition of Hague Quality Water International (Hague) on September 5, 2017. In April 2018, we announced we were named the primary supplier of water treatment products to all Lowe’s stores in the U.S. We expect sales of our North America water treatment products to increase approximately 60 percent in 2018, compared to 2017, primarily due to the impact of sales of water treatment products to Lowe’s and a full year of sales of Hague products. The transition to the A. O. Smith brand at Lowe’s began in August 2018. We expect sales of approximately $14 million and one-time costs of approximately $2 million due to start-up and other transition costs from the Lowe’s-related water treatment products launch in 2018.

In our Rest of World segment, we expect sales in China to grow in 2018 at a rate of three percent in local currency terms, and five percent in U.S. dollar terms, lower than our previous guidance due to slower than expected housing growth caused by deteriorating consumer confidence related to a weakening economy. We experienced lower than expected air purifier and e-commerce sales in the first half of 2018. We expect our sales in India to grow approximately 35 percent to approximately $35 million in 2018, from approximately $26 million in 2017.

Combining all of these factors, we expect our consolidated sales to grow approximately seven percent in 2018.

We preliminarily project our 2019 sales growth in China in local currency will be three percent compared to 2018, as inventory levels remain elevated into 2019 due to slower housing growth. Further, we expect headwinds of approximately $50 million to sales and over $7 million to earnings in China due to the depreciation of the China currency compared to the U.S. dollar in 2019 compared to 2018. Combining our China projection, with the benefit of a full year of pricing actions for North America water heaters, a full year of sales of water treatment products to Lowe’s and our projection that the remainder of our products will have sales growth similar to 2018, we project our organic growth in 2019 will be 5.5 to seven percent in local currency terms and four to 5.5 percent in U.S. dollar terms.

RESULTS OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF 2018 COMPARED TO 2017

Sales for the third quarter of 2018 were $754 million or approximately one percent higher than sales of $750 million in the third quarter of 2017. Sales in the first nine months of 2018 increased to $2,375 million from $2,228 million in the same period last year. Sales in North America were essentially flat in the third quarter of 2018 compared to the third quarter of 2017. Sales in China increased approximately one percent in U.S. dollar terms and 2.5 percent in local currency terms in the third quarter of 2018 compared to the same period last year. Our higher sales in the first nine months of 2018 compared to the same period last year were primarily due to higher sales of water heaters and boilers in North America. Our sales in China also benefitted from currency translation of approximately $35 million in the first nine months of 2018, compared to the year ago period, due to the appreciation of the Chinese currency compared to the U.S. dollar over the comparable periods.

Gross profit margin in the third quarter of 2018 of 40.6 percent was slightly lower than the gross profit margin of 40.7 percent in the third quarter of 2017. Gross profit margin in the first nine months of 2018 of 40.8 percent was equal to gross profit margin in the first nine months of 2017.

Selling, general and administrative (SG&A) expenses in the third quarter and first nine months of 2018 increased by $0.8 million and $29.4 million, respectively, as compared to the same periods last year. The increase in SG&A expenses in the first nine months of 2018 was primarily due to higher selling and engineering expenses that were partially offset by lower employee incentive expenses in China.

On March 21, 2018, we announced a plan to close our Renton, Washington plant and transfer water heater, boiler and storage tank production to our other U.S. plants. The majority of the consolidation of operations occurred in the second quarter of 2018 and the Renton plant was fully closed in the third quarter of 2018. As a result of the relocation of production, we incurred pre-tax restructuring and impairment expenses of $6.7 million in the first quarter of 2018, primarily related to employee severance and compensation-related costs, building lease exits costs and the impairment of assets. These activities are reflected in “restructuring and impairment expenses” in the accompanying financial statements.

We are providing non-GAAP measures (adjusted earnings, adjusted earnings per share (EPS), and adjusted segment earnings) that exclude restructuring and impairment expenses. Reconciliations to measures on a GAAP basis are provided later in this section.

Interest expense in the third quarter of 2018 was $2.0 million compared to $2.5 million in the same period last year. Interest expense in the first nine months of 2018 was $6.6 million compared to $7.2 million in the same period last year. Higher interest rates in 2018 were offset by lower debt levels, primarily due to the repatriation of nearly $300 million of cash from outside of the U.S., which was used to pay down floating rate debt, as well as, to fund our share repurchase activity and dividend payments.

Other income was $5.1 million in the third quarter of 2018, down $0.8 million from the same period last year. Other income in the first nine months of 2018 was $15.5 million, essentially equal to other income in the first nine months of 2017. The decrease in other income in the third quarter of 2018 was primarily due to lower interest income compared to the same period last year.

Our pension costs and credits are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages, and years of service. We consider current market conditions including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 7.15 percent in 2018, compared to 7.5 percent in 2017. The discount rate used to determine net periodic pension costs decreased from 4.15 percent in 2017 to 3.65 percent in 2018. Pension income for the third quarter and first nine months of 2018 was $2.1 million and $6.6 million, respectively, compared to $2.2 million and $6.5 million in the third quarter and first nine months of 2017, respectively. The service cost component of our pension income is reflected in cost of products sold and SG&A expenses. All other components of our pension income are reflected in other income.

Our effective income tax rates for the third quarter and first nine months of 2018 were 20.5 percent and 21.1 percent, respectively. Our effective income tax rates for the third quarter and first nine months of 2017 were 28.8 percent and 27.9 percent, respectively. Our effective income tax rates in the third quarter and first nine months of 2018 were lower than the effective income tax rates in the same periods of 2017 primarily due to lower federal income taxes related to the U.S. Tax Cuts & Jobs Act (U.S. Tax Reform) which were partially offset by lower income tax benefits from settled stock based compensation awards. We estimate that our effective income tax rate for the full year 2018 will be approximately 21 percent, lower than 2017 due to U.S. Tax Reform.

North America

Sales in our North America segment were $487 million in the third quarter of 2018 or $1 million higher than sales of $486 million in the third quarter of 2017. Pricing actions in 2018 on water heaters and boilers related to higher steel and freight costs were more than offset by lower water heater volumes. Sales for the first nine months of 2018 were $1,523 million or $79 million higher than sales of $1,444 million in the same period last year. The increased sales in the first nine months of 2018 were primarily due to higher volumes of water heaters and boilers and the impact of pricing actions related to steel and freight cost increases. North America water treatment sales increased approximately $9 million and $25 million in the third quarter and first nine months of 2018, respectively, primarily due to the impact of sales of water treatment products to Lowe’s and the addition of sales from Hague, acquired in September 2017.

North America segment earnings were $105.6 million in the third quarter of 2018 or approximately four percent lower than segment earnings of $110.3 million in the same period of 2017. Segment earnings in the first nine months of 2018 were $336.5 million or approximately four percent higher than segment earnings of $323.7 million in the first nine months of 2017. Segment margin of 21.7 percent in the third quarter of 2018 was lower than 22.7 percent in the same period last year. Segment margin of 22.1 percent in the first nine months of 2018 was lower than 22.4 percent in the same period in 2017. Adjusted segment earnings and adjusted segment margin in the first nine months of 2018 were $343.2 million and 22.5 percent, respectively. The lower segment earnings and segment margin in the third quarter of 2018 were primarily due to the unfavorable impacts from lower sales of water heaters and higher steel and freight costs that were partially offset by pricing actions. Segment earnings and segment margin in the third quarter of 2018 were also negatively impacted by approximately $2 million of expense associated with the launch of water treatment products at Lowe’s. The higher segment earnings in the first nine months of 2018 compared to the same period last year were primarily due to higher sales of boilers and pricing actions in the U.S. that were partially offset by higher steel and other input costs, and resulted in an essentially flat segment margin compared to the same period last year. We expect our full year adjusted segment margin to be approximately 22.5 percent, slightly higher than our full year segment margin of 22.2 percent.

Rest of World

Sales in our Rest of World segment were $274 million in the third quarter of 2018 or $4 million higher than sales of $270 million in the third quarter of 2017. Sales in China grew approximately one percent in U.S. dollar terms and 2.5 percent in local currency terms in the third quarter of 2018 with currency translation negatively impacting sales by approximately $6 million compared to the third quarter of 2017. The higher sales in China in the third quarter of 2018, compared to the same period last year, were primarily due to higher sales of water treatment products and air purifiers which were partially offset by a decline in sales of electric water heaters due to weak housing growth in China. Sales in the first nine months of 2018 were $876 million or $74 million higher than sales of $802 million in the first nine months of 2017. Sales in China grew approximately eight percent in the first nine months of 2018 compared to the same period last year and included a benefit of approximately $35 million from currency translation. Sales in China grew approximately four percent in local currency terms in the first nine months primarily due to pricing actions in mid-2017 taken primarily due to higher steel and installation costs, as well as higher demand for gas tankless water heaters and water treatment products, and were partially offset by a decline in sales of air purification products and electric water heater.

Rest of World segment earnings were $39.1 million in the third quarter of 2018 or approximately 16 percent higher than segment earnings of $33.8 million in the third quarter of 2017. Segment earnings in the first nine months of 2018 of $109.8 million were approximately 11 percent higher than segment earnings of $98.8 million in the first nine months of 2017. Segment margin of 14.3 percent in the third quarter of 2018 was higher than the segment margin of 12.5 percent in the same period last year. Segment margin of 12.5 percent in the first nine months of 2018 was higher than the segment margin of 12.3 percent in the same period last year. The higher segment earnings and segment margin in the third quarter of 2018 compared to the same period last year were primarily due to lower employee incentive expenses in China and smaller losses in India. Higher segment earnings and segment margin in the first nine months of 2018 compared to the same period last year were primarily due to higher sales in China, including a price increase, as well as lower employee incentive expenses in China, that were partially offset by higher engineering and advertising costs. We expect our full year 2018 segment margin to be approximately 13 percent.

Outlook

We expect our total sales to grow approximately seven percent in 2018 and we modestly reduced the midpoint of our EPS and adjusted EPS guidance for 2018. We believe we will achieve full-year earnings of between $2.54 and $2.57 per share, which excludes the potential impact from future acquisitions. We believe we will achieve full-year adjusted earnings of between $2.57 and $2.60 per share, which excludes restructuring and impairment expenses and the potential impact from future acquisitions.

Liquidity & Capital Resources

Working capital of $859.8 million at September 30, 2018 was $113.3 million lower than at December 31, 2017. Cash balances decreased over the nine month period, resulting from the repatriation of nearly $300 million of cash from outside of the U.S., which was used to pay for share repurchases, pay our dividend and pay down floating rate debt. The lower cash balances were partially offset by lower accounts payable balances in China related to lower advance deposits by customers. As of September 30, 2018, essentially all of the $617.8 million of cash, cash equivalents and marketable securities were held by our foreign subsidiaries.

Cash provided by operations in the first nine months of 2018 was $289.2 million compared with $150.2 million provided during the same period last year primarily due to higher earnings and lower outlays for working capital. For the full year 2018, we expect cash provided by operating activities will be approximately $475 million, significantly higher than 2017 cash provided by operating activities of approximately $326 million.

Capital expenditures totaled $58.5 million in the first nine months of 2018, compared with $66.4 million in the year ago period. We project 2018 capital expenditures will be approximately $85 million and full year depreciation and amortization will be approximately $75 million.

We have a $500 million multi-currency credit facility with a group of nine banks, which expires in December 2021. The facility has an accordion provision, which allows us to increase it up to $700 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of September 30, 2018.

The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt. At September 30, 2018, we had available borrowing capacity of $426.0 million under this facility. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt declined $217.1 million from $410.4 million at December 31, 2017 to $193.3 million at September 30, 2018. Nearly $300 million of cash repatriated to the U.S. was used to pay down floating rate debt, as well as, to fund our share repurchase activity and dividend payments. Our leverage, as measured by the ratio of total debt to total capitalization, was 9.9 percent at the end of the third quarter in 2018, compared with 20 percent at the end of last year.

Our pension plan continues to meet all funding requirements under ERISA regulations. We are not required to make a contribution and we do not plan to make any voluntary contributions to the plan in 2018.

In July 2018, our Board of Directors approved adding 2.5 million shares of common stock to an existing discretionary share repurchase authority. Under the share repurchase program, our common stock may be purchased through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors, which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. During the first nine months of 2018, we repurchased 1.7 million shares of our stock at a total cost of $106.0 million. At September 30, 2018, we had approximately 3.2 million shares remaining on the board share repurchase authority. Depending on factors such as stock price, working capital requirements and alternative investment opportunities, we expect to spend approximately $135 million on stock repurchases through our Rule 10b5-1 automatic trading plan in 2018. In addition, we plan to opportunistically buy up to $65 million of shares in the open market.

On October 9, 2018, our Board of Directors increased the rate of our quarterly cash dividend to $0.22 per share on our Common Stock and Class A common stock, representing an increase of 22 percent. As a result of our strong cash flows and our expectation that they will continue, we increased our dividend two times in 2018. The five-year compound annual growth rate of our dividend is approximately 30 percent. The dividend is payable on November 15, 2018 to shareholders of record on October 31, 2018.

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

A. O. SMITH CORPORATION

Adjusted Earnings and Adjusted EPS

(dollars in millions, except per share data)

(unaudited)

The following is a reconciliation of net earnings and diluted EPS to adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Earnings (GAAP)	$104.6	$93.7	$317.9	$273.8
Restructuring and impairment expenses, before tax	—	—	6.7	—
Tax effect of restructuring and impairment expenses	—	—	(1.7)	—

Adjusted Earnings	$104.6	$93.7	$322.9	$273.8

Diluted EPS (GAAP)	$0.61	$0.54	$1.84	$1.57
Restructuring and impairment expenses per diluted share	—	—	0.04	—
Tax effect of restructuring and impairment expenses per diluted share	—	—	(0.01)	—

Adjusted EPS	$0.61	$0.54	$1.87	$1.57

A. O. SMITH CORPORATION

Adjusted Segment Earnings

(dollars in millions)

(unaudited)

The following is a reconciliation of reported segment earnings to adjusted segment earnings (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment Earnings (GAAP)
North America	$105.6	$110.3	$336.5	$323.7
Rest of World	39.1	33.8	109.8	98.8
Inter-segment earnings elimination	—	(0.1)	—	(0.3)

Total Segment Earnings (GAAP)	$144.7	$144.0	$446.3	$422.2

Adjustments
North America (1)	$—	$—	$6.7	$—
Rest of World	—	—	—	—
Inter-segment earnings elimination	—	—	—	—

Total Adjustments	$—	$—	$6.7	$—

Adjusted Segment Earnings
North America	$105.6	$110.3	$343.2	$323.7
Rest of World	39.1	33.8	109.8	98.8
Inter-segment earnings elimination	—	(0.1)	—	(0.3)

Total Adjusted Segment Earnings	$144.7	$144.0	$453.0	$422.2

(1) We recognized $6.7 million of restructuring and impairment expenses in connection with the move of manufacturing operations from our Renton, Washington facility to other U.S. facilities. For additional information, see Footnote 4.

A. O. SMITH CORPORATION

Adjusted EPS and Adjusted 2018 Guidance

(unaudited)

The following is a reconciliation of diluted EPS to adjusted EPS (non-GAAP):

	2018 Guidance	2017
Diluted EPS (GAAP)	$2.54 - 2.57	$1.70
Restructuring and impairment expenses per diluted share, net of tax	0.03	—
U.S. Tax Reform income tax expense per diluted share	—	0.47

Adjusted EPS	$2.57 - 2.60	$2.17

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2017. We believe that at September 30, 2018, there has been no material change to this information.

Recent Accounting Pronouncements

Refer to Recent Accounting Pronouncements in Note 1 – Basis of Presentation in the notes to our condensed consolidated financial statements included in Part 1 Financial Information.

Forward Looking Statements

This filing contains statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: a further slowdown in the growth rate of the Chinese economy or our key markets and/or a further decline in the growth rate of consumer spending or housing sales in China; potential weakening in the high efficiency boiler segment in the U.S.; significant volatility in raw material prices; our inability to implement or maintain pricing actions; potential weakening in U.S. residential or commercial construction or instability in our replacement markets; foreign currency fluctuations; our inability to successfully integrate or achieve our strategic objectives resulting from acquisitions; competitive pressures on our businesses; negative impact to our businesses from international tariffs and trade disputes; the impact of potential information technology or data security breaches; changes in government regulations or regulatory requirements; the impact of U.S. Tax Reform and projections for effective tax rates and one-time expenses under the new law; and adverse developments in general economic, political and business conditions in key regions of the world. Forward-looking statements included in this filing are made only as of the date of this filing, and we are under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the Company, or persons acting on our behalf, are qualified entirely by these cautionary statements.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon this evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of September 30, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 13 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the third quarter of 2018, our Board of Directors authorized the purchase of an additional 2,500,000 shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In the third quarter of 2018, we repurchased 616,900 shares at an average price of $58.89 per share and at a total cost of $36.3 million. As of September 30, 2018, there were 3,157,553 shares remaining on the existing repurchase authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 1 – July 31, 2018	202,800	$59.57	202,800	3,571,653
August 1 – August 31, 2018	226,500	58.60	226,500	3,345,153
September 1 – September 30, 2018	187,600	58.49	187,600	3,157,553

ITEM 6 - EXHIBITS

Refer to the Exhibit Index on page 32 of this report.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended September 30, 2018 and 2017, (ii) the Condensed Consolidated Statement of Comprehensive Earnings for the three months ended September 30, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2018, and December 31, 2017 (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2018 and 2017 (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

November 8, 2018	/s/Daniel L. Kempken
Daniel L. Kempken
Vice President and Controller

/s/John J. Kita
John J. Kita
Executive Vice President and
Chief Financial Officer