Form 10-Q
period 2019-03-31
SMITH A O CORP
filed 2019-05-09
CIK 91142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019.

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

Class A Common Stock Outstanding as of April 30, 2019 - 26,059,335 shares

Common Stock Outstanding as of April 30, 2019 - 141,137,164 shares

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock (par value $5.00 per share)	N/A	Not listed
Common Stock (par value $1.00 per share)	AOS	New York Stock Exchange

Index

A. O. Smith Corporation

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions, except for per share data)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Net sales	$748.2	$788.0
Cost of products sold	455.4	466.5

Gross profit	292.8	321.5
Selling, general and administrative expenses	184.7	192.9
Restructuring and impairment expenses	—	6.7
Interest expense	2.0	2.3
Other income	(5.5)	(5.8)

Earnings before provision for income taxes	111.6	125.4
Provision for income taxes	22.3	26.6

Net Earnings	$89.3	$98.8

Net Earnings Per Share of Common Stock	$0.53	$0.58

Diluted Net Earnings Per Share of Common Stock	$0.53	$0.57

Dividends Per Share of Common Stock	$0.22	$0.18

A. O. SMITH CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(dollars in millions) (unaudited)
	Three Months Ended March 31,
	2019	2018
Net earnings	$89.3	$98.8
Other comprehensive (loss) earnings
Foreign currency translation adjustments	15.9	18.4
Unrealized net (losses) gains on cash flow derivative instruments, less related income tax provision of $ - in 2019 and ($0.7) in 2018	(0.1)	2.0
Adjustment to pension liability, less related income tax provision of ($1.0) in 2019 and ($1.1) in 2018	2.9	3.4

Comprehensive Earnings	$108.0	$122.6

See accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	(unaudited) March 31, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$337.8	$259.7
Marketable securities	295.5	385.3
Receivables	658.8	647.3
Inventories	319.7	304.7
Other current assets	46.3	41.5

Total Current Assets	1,658.1	1,638.5
Property, plant and equipment	1,121.6	1,096.8
Less accumulated depreciation	(571.7)	(556.8)

Net property, plant and equipment	549.9	540.0
Goodwill	513.9	513.0
Other intangibles	289.9	293.1
Operating lease assets	49.7	—
Other assets	82.0	86.9

Total Assets	$3,143.5	$3,071.5

Liabilities
Current Liabilities
Trade payables	$492.4	$543.8
Accrued payroll and benefits	47.6	79.4
Accrued liabilities	148.4	120.4
Product warranties	42.0	41.7
Debt due within one year	6.8	—

Total Current Liabilities	737.2	785.3
Long-term debt	277.6	221.4
Pension liabilities	43.3	49.4
Long-term operating lease liabilities	41.1	—
Other liabilities	295.1	298.4

Total Liabilities	1,394.3	1,354.5

Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 27,000,000 shares; issued 26,190,163 and 26,191,327	131.0	131.0
Common Stock, $1 par value: authorized 240,000,000 shares; issued 164,517,431 and 164,516,267	164.5	164.5
Capital in excess of par value	503.5	496.7
Retained earnings	2,155.0	2,102.8
Accumulated other comprehensive loss	(332.1)	(350.8)
Treasury stock at cost	(872.7)	(827.2)

Total Stockholders’ Equity	1,749.2	1,717.0

Total Liabilities and Stockholders’ Equity	$3,143.5	$3,071.5

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net earnings	$89.3	$98.8
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	20.2	17.9
Stock based compensation expense	8.7	6.5
Net changes in operating assets and liabilities:
Current assets and liabilities	(86.3)	(70.4)
Noncurrent assets and liabilities	(10.3)	(9.6)

Cash Provided by Operating Activities	21.6	43.2
Investing Activities
Capital expenditures	(20.9)	(17.3)
Investments in marketable securities	(48.5)	(84.7)
Net proceeds from sale of marketable securities	147.2	136.9

Cash Provided by Investing Activities	77.8	34.9

Financing Activities
Long-term debt incurred (repaid)	63.0	(117.3)
Common stock repurchases	(45.6)	(33.1)
Net payments from stock option activity	(1.6)	(1.4)
Dividends paid	(37.1)	(31.0)

Cash Used In Financing Activities	(21.3)	(182.8)

Net increase (decrease) in cash and cash equivalents	78.1	(104.7)
Cash and cash equivalents - beginning of period	259.7	346.6

Cash and Cash Equivalents - End of Period	$337.8	$241.9

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in millions)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Class A Common Stock
Balance at the beginning of the year	$131.0	$131.2
Conversion of Class A Common Stock	—	(0.2)

Balance at end of period	$131.0	$131.0

Common Stock
Balance at the beginning of the year	$164.5	$164.5
Conversion of Class A Common Stock	—	—

Balance at end of period	$164.5	$164.5

Capital in Excess of Par Value
Balance at the beginning of the year	$496.7	$486.5
Conversion of Class A Common Stock	—	0.2
Issuance of share units	(6.1)	(5.4)
Vesting of share units	(1.9)	(2.3)
Stock based compensation expense	8.6	6.3
Exercises of stock options	0.1	0.9
Stock incentives	6.1	5.4

Balance at end of period	$503.5	$491.6

Retained Earnings
Balance at the beginning of the year	$2,102.8	$1,788.7
Net earnings	89.3	98.8
Cash dividends on stock	(37.1)	(31.0)

Balance at end of period	$2,155.0	$1,856.5

Accumulated Other Comprehensive Loss (see Note 15)	$(332.1)	$(275.7)

Treasury Stock
Balance at the beginning of the year	$(827.2)	$(626.5)
Exercise of stock options	(1.9)	(2.2)
Shares repurchased	(45.6)	(33.1)
Vesting of share units	2.0	2.3

Balance at end of period	$(872.7)	$(659.5)

Total Stockholders’ Equity	$1,749.2	$1,708.4

See accompanying notes which are an integral part of these statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full year. It is suggested the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 15, 2019.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) amended Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other (issued under Accounting Standards Update (ASU) 2017-04, “Simplifying the Test for Goodwill Impairment”). This amendment simplifies the test for goodwill impairment by only requiring an entity to perform an annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount that the carrying amount exceeds the reporting unit’s fair value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendment requires adoption on January 1, 2020. The Company does not expect that the adoption of ASU 2017-04 will have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.

In June 2016, the FASB issued ASC 326, Financial Instruments – Credit Losses (issued under ASU 2016-13) which modifies the measurement of expected credit losses on certain financial instruments. ASU 2016-13 requires adoption on January 1, 2020. The Company does not expect that the adoption of ASU 2016-13 will have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.

In February 2016, the FASB amended ASC 842, Leases (issued under ASU 2016-02). This amendment requires the recognition of lease assets and lease liabilities on the balance sheet for most leasing arrangements classified as operating leases. The Company applied the modified retrospective transition method and elected the transition option to use the effective date of January 1, 2019, as the date of the initial application. The Company elected the package of practical expedients as well as a separate practical expedient not to separate lease and non-lease components. The Company did not elect the hindsight practical expedient. Adoption of ASC 842 did not have a material impact on the Company’s consolidated balance sheets, statements of earnings or statements of cash flows. Refer to Note 3, Leases, for additional information.

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

Additionally, certain customers in China pay prior to the shipment of products resulting in a customer deposits liability of $33.7 million and $47.0 million at March 31, 2019 and December 31, 2018, respectively. The Company assesses collectability based on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. The Company’s allowance for doubtful accounts was $6.7 million and $6.4 million at March 31, 2019 and December 31, 2018, respectively.

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

Disaggregation of Net Sales

The Company is comprised of two reporting segments: North America and Rest of World. The Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential and commercial gas and electric water heaters, boilers, tanks, and water treatment products. Both segments primarily manufacture and market in their respective regions of the world. The Rest of World segment also manufactures and markets in-home air purification products in China.

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

Boilers The Company’s boilers are closed loop water heating systems used primarily for space heating or hydronic heating. The Company’s boilers are primarily used in applications in commercial settings for hospitals, schools, hotels and other large commercial buildings while residential boilers are used in homes, apartments and condominiums. The Company’s boiler distribution channel is comprised primarily of manufacturer representative firms with the remainder of our boilers distributed through wholesale channels. The Company’s boiler sales in the North America segment are derived from a combination of replacement of existing products and new construction.

Water treatment products The Company’s water treatment products range from point-of-entry water softeners and whole-home water filtration products to on-the-go filtration bottles and point-of-use carbon and reverse osmosis products. Typical applications for the Company’s water treatment products include residences, restaurants, hotels and offices. The Company sells water treatment products through its wholesale and retail distribution channels, similar to water heater products and related parts. The Company’s water treatment products are also sold through independent water quality distributors as well as directly to consumers. A portion of the Company’s sales of water treatment products in the North America segment is comprised of replacement filters.

The following table disaggregates the Company’s net sales by segment. As described above, the Company’s North America segment sales are further disaggregated by major product line. In addition, the Company’s Rest of World segment sales are disaggregated by China and all other Rest of World.

(dollars in millions)

	Three Months Ended March 31,
	2019	2018
North America
Water heaters and related parts	$455.7	$446.8
Boilers and related parts	42.6	36.9
Water treatment products	23.5	18.0

Total North America	521.8	501.7
Rest of World
China	$213.0	$275.8
All other Rest of World	19.1	18.0

Total Rest of World	232.1	293.8
Inter-segment sales	(5.7)	(7.5)

Total Net Sales	$748.2	$788.0

3.	Leases

The Company’s lease portfolio consists of operating leases for buildings and equipment, such as forklifts and copiers, primarily in the United States and China. The Company defines a lease as a contract that gives the Company the right to control the use of a physical asset for a stated term. The Company pays the lessor for that right, with a series of payments defined in the contract and a corresponding right of use operating lease asset and liability are recorded. The Company has elected not to record leases with an initial term of 12 months or less on its condensed consolidated balance sheet. To determine balance sheet amounts, required legal payments are discounted using the Company’s incremental borrowing rate. The incremental borrowing rate is the rate of interest that the Company would have to borrow, on a collateralized basis, an amount equal to the value of the leased item over a similar term, in a similar economic environment. Variable lease components not based on an index or rate are excluded from the measurement of the lease asset and liability and expensed as incurred for all asset classes.

Certain leases include one or more options to renew or terminate. Renewal terms can extend the lease term from one to five years and options to terminate can be effective within one year. The exercise of lease renewal or termination is at the Company’s discretion and when it is determined to be reasonably certain to renew or terminate, the option is reflected in the measurement of lease asset and liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants or material subleases. Cash flows associated with leases are consistent with the expense recorded in the condensed consolidated statement of earnings.

Supplemental balance sheet information related to leases was as follows:

(dollars in millions)

March 31, 2019
Liabilities
Short term: Accrued liabilities	$12.3
Long term: Operating lease liabilities	41.1

Total operating lease liabilities	$53.4
Less: Rent incentives and deferrals	(3.7)

Assets
Operating lease assets	$49.7

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term	9 years
Weighted-average discount rate	4.05%

The components of lease expense were as follows:

(dollars in millions)

Lease Expense	Classification	Three months ended March 31, 2019
Operating lease expense (1)	Cost of products sold	$0.7
	Selling, general and administrative expenses	4.9

(1)	Includes short-term and variable lease expenses of $0.4 million and $0.8 million, respectively

3.	Leases (continued)

Maturities of lease liabilities were as follows:

(dollars in millions)

March 31, 2019
2019	$11.5
2020	11.6
2021	8.8
2022	7.5
2023	3.6
After 2023	23.3

Total lease payments	66.3
Less: imputed interest	(12.9)

Present value of operating lease liabilities	$53.4

4.	Restructuring and Impairment Expenses

In the first quarter of 2018, the Company announced a move of manufacturing operations from its Renton, Washington facility to other U.S. facilities. At that time, the Company recognized $6.7 million of restructuring and impairment expenses, comprised of $4.0 million of severance and compensation related costs, lease exit costs of $2.1 million and impairment charges related to long-lived assets totaling $0.6 million, as well as a corresponding $1.7 million tax benefit related to the charges. The consolidation of the Renton facility to other U.S. facilities was completed in 2018.

The following table presents an analysis of the Company’s restructuring reserve as of and for three months ended March 31, 2019:

(dollars in millions)

	Severance Costs	Lease Exit Costs	Total
Balance at January 1, 2019	$0.2	$1.3	$1.5
Cash payments	—	(0.1)	(0.1)

Balance at March 31, 2019	$0.2	$1.2	$1.4

5.	Inventories

The following table presents the components of the Company’s inventory balances:

(dollars in millions)

	March 31, 2019	December 31, 2018
Finished products	$150.0	$137.6
Work in process	23.1	23.3
Raw materials	177.2	174.4

Inventories, at FIFO cost	350.3	335.3
LIFO reserve	(30.6)	(30.6)

Net inventory	$319.7	$304.7

6.	Product Warranties

The Company offers warranties on the sales of certain of its products with terms that are consistent with the market and records an accrual for the estimated future claims. The following table presents the Company’s warranty liability activity.

	Three Months Ended March 31,
(dollars in millions)	2019	2018
Balance at January 1	$139.4	$141.2
Expense	9.4	11.6
Claims settled	(12.6)	(11.2)

Balance at March 31	$136.2	$141.6

7.	Long-Term Debt

The Company has a $500 million multi-year multi-currency revolving credit agreement with a group of nine banks, which expires on December 15, 2021. The facility has an accordion provision which allows it to be increased up to $700 million if certain conditions (including lender approval) are satisfied.

Borrowings under bank credit lines and commercial paper borrowings are supported by the $500 million revolving credit agreement. As a result of the long-term nature of this facility, the Company’s commercial paper and credit line borrowings are classified as long-term debt at March 31, 2019. At its option, the Company either maintains cash balances or pays fees for bank credit and services.

8.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended March 31,
	2019	2018
Denominator for basic earnings per share - weighted average shares	167,803,794	171,532,008
Effect of dilutive stock options and share units	1,292,348	1,818,656

Denominator for diluted earnings per share	169,096,142	173,350,664

9.	Stock Based Compensation

The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the “Plan”) effective January 1, 2007. The Plan was reapproved by stockholders on April 16, 2012. The Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options or share units at March 31, 2019 was 1,887,527. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.

Total stock based compensation expense recognized in the three months ended March 31, 2019 and 2018 was $8.7 million and $6.5 million, respectively.

Stock Options

The stock options granted in the three months ended March 31, 2019 and 2018 have three year pro rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant. For active employees, all options granted in 2019 and 2018 expire ten years after the date of grant. The Company’s stock options are expensed ratably over the three year vesting period; however, included in stock option expense for the three months ended March 31, 2019 and 2018 was expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Stock based compensation expense attributable to stock options in the three months ended March 31, 2019 and 2018 was $4.3 million and $3.2 million, respectively.

Changes in options, all of which relate to the Company’s Common Stock, were as follows for the three months ended March 31, 2019:

	Weighted- Avg. Per Share Exercise Price	Number of Options	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2019	$33.05	2,432,689
Granted	49.42	545,500
Exercised	17.82	(46,915)
Forfeited	54.72	(4,381)

Outstanding at March 31, 2019	36.31	2,926,893	7 years	$52.9

Exercisable at March 31, 2019	28.84	2,016,795	6 years	$50.3

The weighted-average fair value per option at the date of grant during the three months ended March 31, 2019 and 2018 using the Black-Scholes option-pricing model was $10.83 and $14.86, respectively. Assumptions were as follows:

	Three Months Ended March 31,
	2019	2018
Expected life (years)	5.6	5.7
Risk-free interest rate	2.7%	2.9%
Dividend yield	1.6%	1.0%
Expected volatility	22.8%	22.1%

9.	Stock Based Compensation (continued)

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

Stock Appreciations Rights (SARs)

Certain non-U.S.-based employees were granted SARs. Each SAR award grants the employee the right to receive cash equal to the excess of the share price of the Company’s Common Stock on the date that a participant exercises such right over the grant date value of the SAR. SARs granted have three year pro rata vesting from the date of grant. SARs were issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant and expire ten years from the date of grant. The fair value and compensation expense related to SARs are measured at each reporting period using the Black-Scholes option-pricing model, using assumptions similar to stock option awards. No SARs were granted in 2019 or 2018. As of March 31, 2019, there were 14,880 SARs outstanding and exercisable. In the three months ended March 31, 2019, 1,290 SARs were exercised. Stock based compensation expense attributable to SARs was minimal in the three months ended March 31, 2019 and 2018.

Restricted Stock and Share Units

Participants may also be awarded shares of restricted stock or share units under the Plan. The Company granted 136,647 and 96,841 share units under the plan in the three months ended March 31, 2019 and 2018, respectively. The share units were valued at $6.8 million and $6.0 million at the date of issuance in 2019 and 2018, respectively, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period; however, included in share unit expense in the three months ended March 31, 2019 and 2018 was expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period. Stock based compensation expense attributable to share units of $4.4 million and $3.3 million was recognized in the three months ended March 31, 2019 and 2018, respectively. Certain non-U.S.-based employees receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.

A summary of share unit activity under the plan is as follows for the three months ended March 31, 2019:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2019	379,601	$42.93
Granted	136,647	49.42
Vested	(147,362)	31.33
Forfeited	(2,100)	55.32

Issued and unvested at March 31, 2019	366,786	49.97

10.	Pensions

The following table presents the components of the Company’s net pension income.

	Three Months Ended March 31,
	2019	2018
Service cost	$0.4	$0.5
Interest cost	7.9	7.2
Expected return on plan assets	(14.3)	(14.5)
Amortization of unrecognized loss	4.0	4.7
Amortization of prior service cost	(0.1)	(0.1)

Defined benefit plan income	$(2.1)	$(2.2)

The service cost component of net periodic benefit cost is presented within cost of products sold and selling, general and administrative expenses within the condensed consolidated statements of earnings while the other components of pension income are reflected in other income. The Company was not required to and did not make a contribution to its U.S. pension plan in 2018. The Company is not required to make a contribution in 2019.

11.	Segment Results

The Company is comprised of two reporting segments: North America and Rest of World. The Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential and commercial gas and electric water heaters, boilers, tanks, and water treatment products. Both segments primarily manufacture and market in their respective regions of the world. The Rest of World segment also manufactures and markets in-home air purification products in China.

The following table presents the Company’s segment results:

(dollars in millions)
	Three Months Ended March 31,
	2019	2018
Net sales
North America	$521.8	$501.7
Rest of World	232.1	293.8
Inter-segment	(5.7)	(7.5)

	$748.2	$788.0

Segment earnings
North America (1)	$116.0	$106.0
Rest of World	12.3	36.1
Inter-segment	—	(0.1)

	128.3	142.0
Corporate expense	(14.7)	(14.3)
Interest expense	(2.0)	(2.3)

Earnings before income taxes	111.6	125.4
Provision for income taxes	22.3	26.6

Net earnings	$89.3	$98.8

(1) includes restructuring and impairment expenses of:	$—	$6.7

12.	Fair Value Measurements

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

The following table presents assets measured at fair value on a recurring basis.

(dollars in millions)
Fair Value Measurement Using	March 31, 2019	December 31, 2018
Quoted prices in active markets for identical assets (Level 1)	$295.5	$385.3
Significant other observable inputs (Level 2)	3.1	7.5

Items measured at fair value were comprised of the Company’s marketable securities (Level 1) and derivative instruments (Level 2). There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis during the three months ended March 31, 2019.

13.	Derivative Instruments

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

13.	Derivative Instruments (continued)

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

(dollars in millions)
	March 31, 2019		December 31, 2018
	Buy	Sell	Buy	Sell
British pound	$—	$0.8	$—	$1.0
Canadian dollar	—	22.8	—	—
Euro	37.5	—	32.0	—
Mexican peso	23.5	—	27.8	—

Total	$61.0	$23.6	$59.8	$1.0

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

The after-tax gains and losses of the contracts as of March 31, 2019 were recorded in accumulated other comprehensive loss and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The after-tax gains and losses on the contracts will be reclassified within one year. Commodity hedges outstanding at March 31, 2019 and December 31, 2018 totaled approximately 15,000 tons of steel.

Net Investment Hedges

The Company enters into certain foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For the derivative instruments that are designated and qualify as net investment hedges, gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its non-U.S. subsidiaries. These hedges are determined to be effective. The Company recognized $1.3 million of after-tax gains associated with hedges of a net investment in non-U.S. subsidiaries in currency translation adjustment in other comprehensive income in the three months ended March 31, 2019. The contractual amount of the Company’s foreign currency forward contracts that are designated as net investment hedges is $100.0 million as of March 31, 2019.

13.	Derivative Instruments (continued)

The following tables present the impact of derivative contracts on the Company’s financial statements.

Fair value of derivatives designated as hedging instruments under ASC 815:

(dollars in millions)
	Balance Sheet Location	March 31, 2019	December 31, 2018
Foreign currency contracts	Other current assets	$4.8	$3.9
	Other non-current assets	—	5.1
	Accrued liabilities	(1.3)	(0.6)
Commodities contracts	Accrued liabilities	(0.4)	(0.9)

Total derivatives designated as hedging instruments		$3.1	$7.5

The effect of cash flow hedges on the condensed consolidated statement of earnings:

Three Months Ended March 31 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivative		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings
	2019	2018		2019	2018
Foreign currency contracts	$0.1	$2.8	Cost of products sold	$—	$—
Commodities contracts	(0.2)	0.1	Cost of products sold	—	—

	$(0.1)	$2.9		$—	$—

14.	Income Taxes

The effective income tax rate for the three months ended March 31, 2019 was 20.0 percent compared to 21.2 percent for the three months ended March 31, 2018. The Company estimates that its annual effective income tax rate for the full year 2019 will be approximately 21.5 percent. The lower effective income tax rate for the three months ended March 31, 2019 compared to the effective income tax rate for the three months ended March 31, 2018 was primarily due to a change in estimate related to the application of certain provisions associated with the U.S. Tax Cuts & Jobs Act (U.S. Tax Reform).

As of March 31, 2019, the Company had $8.3 million of unrecognized tax benefits of which $0.8 million would affect its effective income tax rate if recognized. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company’s U.S. federal income tax returns for 2016-2019 are subject to audit. The Company is subject to state and local income tax audits for tax years 2002-2019. The Company is subject to non-U.S. income tax examinations for years 2013-2019.

15.	Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)
	Three Months Ended March 31,
	2019		2018
Cumulative foreign currency translation
Balance at beginning of period	$(64.9)		$(26.5)
Other comprehensive income before reclassifications	15.9		18.4

Balance at end of period	(49.0)		(8.1)

Unrealized net gain on cash flow derivatives
Balance at beginning of period	(0.7)		(0.9)
Other comprehensive (loss) income before reclassifications	(0.1)		2.0

Balance at end of period	(0.8)		1.1

Pension liability
Balance at beginning of period	(285.2)		(272.1)
Amounts reclassified from accumulated other comprehensive loss: (1)	2.9		3.4

Balance at end of period	(282.3)		(268.7)

Accumulated other comprehensive loss, end of period	$(332.1)		$(275.7)

(1) Amortization of pension items:
Actuarial losses	$4.0	(2)	$4.7	(2)
Prior year service cost	(0.1	)(2)	(0.1	)(2)

	3.9		4.6
Income tax benefit	(1.0)		(1.2)

Reclassification net of income tax benefit	$2.9		$3.4

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 - Pensions for additional details

16.	Subsequent Event

On April 8, 2019, the Company acquired the Water-Right group of companies which included Water-Right, Incorporated (Water-Right), a Wisconsin-based water treatment company, for a cash purchase price of $107.0 million. Water-Right is a water quality solutions provider with a complete line of residential and commercial products and systems for a wide variety of applications, including solutions for problem well water.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our company is comprised of two reporting segments: North America and Rest of World. Our Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential and commercial gas and electric water heaters, boilers, tanks, and water treatment products. Both segments primarily manufacture and market in their respective region of the world. Our Rest of World segment also manufactures and markets in-home air purifier products in China.

In our North America segment, we project our sales will grow in 2019 compared to 2018 due to mid-2018 pricing actions on water heaters related to steel and other inflationary costs, as well as, higher water heater and boiler volumes resulting from expected industry-wide new construction growth and expansion of replacement demand. Our sales of boilers grew nine percent in 2018, and we expect ten percent sales growth in 2019, driven by the continuing U.S. industry transition to higher efficiency products and our introduction of new products. We continued to expand our North America water treatment platform by being named exclusive supplier of water treatment products to Lowe’s, with sales commencing in August 2018, and acquiring the Water-Right group of companies (Water-Right) in April 2019. We expect sales of North America water treatment products to increase by 75 to 80 percent in 2019, compared to 2018, primarily due to volume growth, a full year of sales to Lowe’s and sales of Water-Right products from the date of acquisition. The impact to earnings will be minimal in 2019.

In our Rest of World segment, we expect China sales to decline in 2019 at a rate of between seven and nine percent in U.S. dollars and six to eight percent in local currency due to inventory build in the sales channel that occurred primarily in the first quarter of 2018 and we believe the Chinese economy will continue to be weak and the Chinese currency will depreciate compared to the U.S. dollar by approximately one percent in 2019 compared with 2018. In addition, we expect our sales in India to grow over 30 percent in 2019 from approximately $34 million in 2018.

Combining all of these factors, we expect our consolidated sales to grow 2.5 to 3.5 percent and between three to four percent in local currency terms in 2019.

RESULTS OF OPERATIONS

FIRST THREE MONTHS OF 2019 COMPARED TO 2018

Sales in the first quarter of 2019 were $748 million, approximately five percent lower than sales of $788 million in the first quarter of 2018. Our lower sales in the first quarter of 2019 compared to the first quarter of 2018 were primarily related to lower sales in China primarily due to inventory build in the sales channel in the first quarter of 2018 that did not repeat in the first quarter of 2019, partially offset by mid-2018 pricing actions in North America due to steel and freight cost increases.

First quarter gross profit margin of 39.1 percent in 2019 declined from gross profit margin of 40.8 percent in the first quarter of 2018 primarily due to higher steel and other input costs.

Selling, general and administrative (SG&A) expenses for the first quarter of 2019 were $184.7 million or $8.2 million lower than SG&A expenses of $192.9 million in the first quarter of 2018. The decrease in SG&A expenses in 2019 was primarily due to lower advertising expenses in China.

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

Interest expense in the first quarter of 2019 was $2.0 million compared to $2.3 million in the same period last year. Higher interest rates in 2019 were offset by lower debt levels.

Other income was $5.5 million in the first quarter of 2019, down slightly from $5.8 million in the same period last year.

Our pension costs and credits are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages, and years of service. We consider current market conditions including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 7.15 percent in 2019, consistent with 2018. The discount rate used to determine net periodic pension costs increased from 3.65 percent in 2018 to 4.32 percent in 2019. Pension income for the first quarter of 2019 was $2.1 million compared to $2.2 million in the first quarter of 2018. The service cost component of our pension income is reflected in cost of products sold and SG&A expenses. All other components of our pension income are reflected in other income.

Our effective income tax rate for the first quarter of 2019 was 20.0 percent compared to 21.2 percent in the same period last year. Our effective income tax rate in the first quarter of 2019 was lower than the effective income tax rate in the first quarter of 2018 primarily due to a change in estimate related to the application of certain provisions associated with the U.S. Tax Cuts & Jobs Act (U.S. Tax Reform). We estimate that our effective income tax rate for the full year 2019 will be approximately 21.5 percent.

North America

Sales in our North America segment were $522 million in the first quarter of 2019 or $20 million higher than sales of $502 million in the first quarter of 2018. The increased sales in the first quarter of 2019 were primarily due to higher volumes of boilers and water treatment products and mid-2018 pricing actions on water heaters related to steel and freight cost increases, which were partially offset by lower residential water heater volumes.

North America segment earnings were $116.0 million in the first quarter of 2019 which was higher than segment earnings of $106.0 million in the same period of 2018. Adjusted segment earnings were $112.7 million in the first quarter of 2018. Segment margin was 22.2 percent in the first quarter of 2019 compared to 21.1 percent in the first quarter of 2018. Adjusted segment margin was 22.5 percent in the first quarter of 2018. The higher segment earnings in 2019 were primarily due to the favorable impact from higher sales of boilers and mid-2018 pricing actions that were partially offset by higher steel and other input costs as well as the unfavorable impact from lower residential water heater volumes. Weakness in the North American water treatment business as a result of tariff-related cost increases and lower than expected volumes resulted in the slightly lower segment margin in the first quarter of 2019 compared to the adjusted segment margin in the same period last year. We expect our full year segment margin to be between 23 and 23.25 percent in 2019. Adjusted segment earnings and adjusted segment margin in 2018 exclude $6.7 million of pre-tax restructuring and impairment expenses associated with the transfer of production from Renton, Washington to our other U.S. plants.

Rest of World

Sales in the Rest of World segment were $232 million in the first quarter of 2019 or $62 million lower than sales of $294 million in the first quarter of 2018. Sales in China decreased 23 percent in U.S. dollar terms and 18 percent in local currency terms. The expected decrease in China sales in the first quarter of 2019 compared to the same period last year was related to inventory build in the sales channel that occurred primarily in the first quarter of 2018 that did not repeat in 2019. The weaker Chinese currency unfavorably impacted the translation of sales by approximately $13 million in the first quarter of 2019. Sales in India grew approximately 30 percent in constant currency in the first quarter of 2019 compared to the same period last year.

Rest of World segment earnings were $12.3 million in the first quarter of 2019 compared to $36.1 million in the first quarter of 2018. The first quarter segment margin of 5.3 percent in 2019 was lower than our segment margin of 12.3 percent in the same period last year. The impact of lower sales in China more than offset lower advertising expenses. First quarter 2019 headcount cost reduction programs were offset by severance costs. Our ten percent headcount reduction was largely completed at the end of March 2019. Currency translation reduced segment earnings by approximately $1 million in the first quarter of 2019 compared to the first quarter of 2018. We expect full year segment margin to be 11.75 percent to 12 percent.

Outlook

We expect our consolidated sales to grow between 2.5 and 3.5 percent and between three and four percent in local currency terms in 2019. We expect both operating segments to improve significantly in the second half of 2019 and project significantly improved second half year over year performance, primarily in our North America segment as a result of weakness experienced in the third quarter of 2018. We believe we will achieve full-year earnings of between $2.69 and $2.75 per share, which excludes the potential impact from future acquisitions.

Liquidity & Capital Resources

Working capital of $920.9 million at March 31, 2019 was $67.7 million higher than at December 31, 2018, primarily due to lower accounts payable balances. As of March 31, 2019, essentially all of the $633.3 million of cash, cash equivalents and marketable securities were held by our foreign subsidiaries.

Cash provided by operations in the first three months of 2019 was $21.6 million compared with $43.2 million provided during the same period last year. Lower earnings and lower accounts payable balances resulted in lower cash flow from operations. For the full year 2019, we expect cash provided by operating activities will be between $500 and $525 million, higher than 2018 cash provided by operating activities of approximately $449 million.

Capital expenditures totaled $20.9 million in the first three months of 2019, compared with $17.3 million in the year ago period. We project 2019 capital expenditures will be approximately $85 million and full year depreciation and amortization will be approximately $75 million.

We have a $500 million multi-currency credit facility with a group of nine banks, which expires in December 2021. The facility has an accordion provision, which allows us to increase it up to $700 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of March 31, 2019.

The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt. At March 31, 2019, we had available borrowing capacity of $335.5 million under this facility. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.

Our total debt increased $63.0 million from $221.4 million at December 31, 2018 to $284.4 million at March 31, 2019 to fund our share repurchase activity and dividend payments. Our leverage, as measured by the ratio of total debt to total capitalization, calculated excluding operating lease liabilities, was 14.0 percent at the end of the first quarter in 2019, compared with 11.4 percent at the end of last year.

Our pension plan continues to meet all funding requirements under ERISA regulations. We are not required to make a contribution and we do not plan to make any voluntary contributions to the plan in 2019.

In December 2018, our Board of Directors approved adding 5 million shares of common stock to an existing discretionary share repurchase authority. Under the share repurchase program, our common stock may be purchased through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors, which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. During the first three months of 2019, we repurchased 911,800 shares of our stock at a total cost of $45.6 million. At March 31, 2019, we had 5,163,453 million shares remaining on the board share repurchase authority. Depending on factors such as stock price, working capital requirements and alternative investment opportunities, we expect to spend approximately $200 million on stock repurchases in 2019 through a combination of our Rule 10b5-1 automatic trading plan and opportunistic repurchase in the open market.

On April 9, 2019, our Board of Directors declared a regular quarterly cash dividend of $0.22 per share on our Common Stock and Class A common stock. The five-year compound annual growth rate of our dividend is approximately 30 percent. The dividend is payable on May 15, 2019 to shareholders of record on April 30, 2019.

Non-GAAP Financial Information

We provide non-GAAP measures (adjusted earnings, adjusted earnings per share (EPS) and adjusted segment earnings) that exclude restructuring and impairment expenses in 2018.

We believe that the measures of adjusted earnings, adjusted EPS and adjusted segment earnings provide useful information to investors about our performance and allow management and our investors to better compare our performance period over period.

A. O. SMITH CORPORATION

Adjusted Earnings and Adjusted EPS

(dollars in millions, except per share data)

(unaudited)

The following is a reconciliation of net earnings and diluted EPS to adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP):

	Three Months Ended March 31,
	2019	2018
Net Earnings (GAAP)	$89.3	$98.8
Restructuring and impairment expenses, before tax	—	6.7
Tax effect of restructuring and impairment expenses	—	(1.7)

Adjusted Earnings	$89.3	$103.8

Diluted EPS (GAAP)	$0.53	$0.57
Restructuring and impairment expenses per diluted share	—	0.04
Tax effect of restructuring and impairment expenses per diluted share	—	(0.01)

Adjusted EPS	$0.53	$0.60

A. O. SMITH CORPORATION

Adjusted Segment Earnings

(dollars in millions)

(unaudited)

The following is a reconciliation of reported segment earnings to adjusted segment earnings (non-GAAP):

	Three Months Ended March 31,
	2019	2018
Segment Earnings (GAAP)
North America	$116.0	$106.0
Rest of World	12.3	36.1
Inter-segment earnings elimination	—	(0.1)

Total Segment Earnings (GAAP)	$128.3	$142.0

Adjustments
North America	$—	$6.7
Rest of World	—	—
Inter-segment earnings elimination	—	—

Total Adjustments	$—	$6.7

Adjusted Segment Earnings
North America	$116.0	$112.7
Rest of World	12.3	36.1
Inter-segment earnings elimination	—	(0.1)

Total Adjusted Segment Earnings	$128.3	$148.7

A. O. SMITH CORPORATION

Adjusted EPS and Adjusted 2019 Guidance

(unaudited)

The following is a reconciliation of diluted EPS to adjusted EPS (non-GAAP):

	2019 Guidance	2018
Diluted EPS (GAAP)	$2.69 - 2.75	$2.58
Restructuring and impairment expenses per diluted share, net of tax	—	0.03

Adjusted EPS	$2.69 - 2.75	$2.61

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2018. We believe that at March 31, 2019, there has been no material change to this information.

Recent Accounting Pronouncements

Refer to Recent Accounting Pronouncements in Note 1 – Basis of Presentation in the notes to our condensed consolidated financial statements included in Part 1 Financial Information.

Forward Looking Statements

This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: a further weakening of the Chinese economy and/or a further decline in the growth rate of consumer spending or housing sales in China; negative impact to the company’s businesses from international tariffs and trade disputes; potential weakening in the high efficiency boiler segment in the U.S.; significant volatility in raw material prices; inability to implement or maintain pricing actions; potential weakening in U.S. residential or commercial construction or instability in the company’s replacement markets; foreign currency fluctuations; the company’s inability to successfully integrate or achieve its strategic objectives resulting from acquisitions; competitive pressures on the company’s businesses; the impact of potential information technology or data security breaches; changes in government regulations or regulatory requirements; and adverse developments in general economic, political and business conditions in key regions of the world. Forward-looking statements included in this filing are made only as of the date of this filing, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2018, we are exposed to various types of market risks, including currency and certain commodity risks. Our quantitative and qualitative disclosures about market risk have not materially changed since that report was filed. We monitor our currency and commodity risks on a continuous basis and generally enter into forward and futures contracts to minimize these exposures. The majority of the contracts are for periods of less than one year. Our Company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon this evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 15 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2018, our Board of Directors approved adding 5 million shares of common stock to an existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In the first quarter of 2019, we repurchased 911,800 shares at an average price of $49.97 per share and at a total cost of $45.6 million. As of March 31, 2019, there were 5,163,453 shares remaining on the existing repurchase authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1 – January 31, 2019	248,500	$45.73	248,500	5,826,753
February 1 – February 28, 2019	334,300	51.20	334,300	5,492,453
March 1 – March 31, 2019	329,000	51.92	329,000	5,163,453

ITEM 6 - EXHIBITS

Refer to the Exhibit Index on page 28 of this report.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2019 and 2018, (ii) the Condensed Consolidated Statement of Comprehensive Earnings for the three months ended March 31, 2019 and 2018, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2019, and December 31, 2018 (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019 and 2018 (v) the Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2019 and 2018 (vi) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

May 9, 2019	/s/ Helen E. Gurholt
Helen E. Gurholt
Vice President and Controller

/s/ Charles T. Lauber
Charles T. Lauber
Executive Vice President and
Chief Financial Officer