Form 10-Q
period 2019-09-30
SMITH A O CORP
filed 2019-11-06
CIK 91142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019.
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
of the Act.)
☐
  Yes
☒
  No
Class A Common Stock Outstanding as of October 31, 2019 - 26,052,953 shares
Common Stock Outstanding as of October 31, 2019 - 137,059,015 shares

Index
A. O. Smith Corporation

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$728.2	$754.1	$2,241.8	$2,375.4
Cost of products sold	444.0	448.1	1,356.1	1,406.9

Gross profit	284.2	306.0	885.7	968.5
Selling, general and administrative expenses	172.3	177.6	535.7	567.7
Restructuring and impairment expenses	—	—	—	6.7
Interest expense	3.1	2.0	8.5	6.6
Other income	(4.0)	(5.1)	(15.1)	(15.5)

Earnings before provision for income taxes	112.8	131.5	356.6	403.0
Provision for income taxes	25.5	26.9	77.9	85.1

Net Earnings	$87.3	$104.6	$278.7	$317.9

Net Earnings Per Share of Common Stock	$0.53	$0.61	$1.68	$1.86

Diluted Net Earnings Per Share of Common Stock	$0.53	$0.61	$1.66	$1.84

Dividends Per Share of Common Stock	$0.22	$0.18	$0.66	$0.54

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net earnings	$87.3	$104.6	$278.7	$317.9
Other comprehensive (loss) earnings
Foreign currency translation adjustments	(21.9)	(20.7)	(16.1)	(33.3)
Unrealized net (losses) gains on cash flow derivative instruments, less related income tax benefit (provision) of $0.1 and ($0.1) in 2019, ($0.6) and ($0.9) in 2018	(0.3)	1.3	0.3	2.1
Adjustment to pension liability, less related income tax benefit (provision) of $0.3 and ($1.6) in 2019 and ($1.7) and ($3.9) in 2018	(1.0)	5.6	5.0	12.5

Comprehensive Earnings	$64.1	$90.8	$267.9	$299.2

S
ee accompanying notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	(unaudited) September 30, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$219.4	$259.7
Marketable securities	294.4	385.3
Receivables	614.1	647.3
Inventories	310.0	304.7
Other current assets	66.5	41.5

Total Current Assets	1,504.4	1,638.5
Property, plant and equipment	1,137.5	1,096.8
Less accumulated depreciation	(593.9)	(556.8)

Net property, plant and equipment	543.6	540.0
Goodwill	547.4	513.0
Other intangibles	339.5	293.1
Operating lease assets	48.3	—
Other assets	84.7	86.9

Total Assets	$3,067.9	$3,071.5

Liabilities
Current Liabilities
Trade payables	$483.1	$543.8
Accrued payroll and benefits	61.8	79.4
Accrued liabilities	135.9	120.4
Product warranties	42.8	41.7
Debt due within one year	6.8	—

Total Current Liabilities	730.4	785.3
Long-term debt	312.4	221.4
Pension liabilities	36.5	49.4
Long-term operating lease liabilities	39.6	—
Other liabilities	292.8	298.4

Total Liabilities	1,411.7	1,354.5
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 27,000,000 shares; issued 26,183,365 and 26,190,163	130.9	131.0
Common Stock, $1 par value: authorized 240,000,000 shares; issued 164,524,227 and 164,517,431	164.5	164.5
Capital in excess of par value	507.3	496.7
Retained earnings	2,271.5	2,102.8
Accumulated other comprehensive loss	(361.6)	(350.8)
Treasury stock at cost	(1,056.4)	(827.2)

Total Stockholders’ Equity	1,656.2	1,717.0

Total Liabilities and Stockholders’ Equity	$3,067.9	$3,071.5

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net earnings	$278.7	$317.9
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	58.1	53.2
Stock based compensation expense	12.3	9.7
Net changes in operating assets and liabilities:
Current assets and liabilities	(43.8)	(70.9)
Noncurrent assets and liabilities	(25.3)	(20.7)

Cash Provided by Operating Activities	280.0	289.2
Investing Activities
Capital expenditures	(50.3)	(58.5)
Acquisition	(107.0)	—
Investments in marketable securities	(237.3)	(345.4)
Net proceeds from sale of marketable securities	318.8	418.3

Cash (Used in) Provided by Investing Activities	(75.8)	14.4
Financing Activities
Long-term debt incurred (repaid)	97.9	(217.1)
Common stock repurchases	(230.0)	(106.0)
Payment of contingent consideration	(1.0)	(2.3)
Net (payments) proceeds from stock option activity	(1.4)	0.7
Dividends paid	(110.0)	(92.5)

Cash Used In Financing Activities	(244.5)	(417.2)

Net decrease in cash and cash equivalents	(40.3)	(113.6)
Cash and cash equivalents - beginning of period	259.7	346.6

Cash and Cash Equivalents - End of Period	$219.4	$233.0

See accompanying notes to unaudited condensed consolidated financial statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Class A Common Stock
Balance at the beginning of period	$130.9	$131.0	$131.0	$131.2
Conversion of Class A Common Stock	—	—	(0.1)	(0.2)

Balance at end of period	$130.9	$131.0	$130.9	$131.0

Common Stock
Balance at the beginning of period	$164.5	$164.5	$164.5	$164.5
Conversion of Class A Common Stock	—	—	—	—

Balance at end of period	$164.5	$164.5	$164.5	$164.5

Capital in Excess of Par Value
Balance at the beginning of period	$506.7	$494.2	$496.7	$486.5
Conversion of Class A Common Stock	—	—	0.1	0.2
Issuance of share units	—	(0.2)	(6.2)	(6.0)
Vesting of share units	—	—	(2.0)	(2.3)
Stock based compensation expense	1.1	1.3	11.6	9.0
Exercises of stock options	(0.5)	0.3	0.1	1.5
Stock incentives	—	0.2	7.0	6.9

Balance at end of period	$507.3	$495.8	$507.3	$495.8

Retained Earnings
Balance at the beginning of period	$2,220.2	$1,940.1	$2,102.8	$1,788.7
Net earnings	87.3	104.6	278.7	317.9
Cash dividends on stock	(36.0)	(30.7)	(110.0)	(92.6)

Balance at end of period	$2,271.5	$2,014.0	$2,271.5	$2,014.0

Accumulated Other Comprehensive Loss (see Note 17)	$(361.6)	$(318.2)	$(361.6)	$(318.2)
Treasury Stock
Balance at the beginning of period	$(958.8)	$(695.1)	$(827.2)	$(626.5)
Exercise of stock options	(0.2)	0.5	(1.5)	(0.9)
Stock incentives and directors’ compensation	—	—	0.2	0.1
Shares repurchased	(97.4)	(36.3)	(230.0)	(106.0)
Vesting of share units	—	—	2.1	2.4

Balance at end of period	$(1,056.4)	$(730.9)	$(1,056.4)	$(730.9)

Total Stockholders’ Equity	$1,656.2	$1,756.2	$1,656.2	$1,756.2

See accompanying notes which are an integral part of these statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
A. O. SMITH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full year. It is suggested the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the
A. O. Smith Corporation’s (the Company)
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
Additionally, certain customers in China pay the Company prior to the shipment of products resulting in a customer deposits liability of $43.7 million and $47.0 million at September 30, 2019 and December 31, 2018, respectively. The Company assesses collectability of customer receivables based on the creditworthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. The Company’s allowance for doubtful accounts was $6.2 million and $6.4 million at September 30, 2019 and December 31, 2018, respectively
.
Rebates and incentives are based on pricing agreements and are tied to sales volume. The amount of revenue is reduced for variable consideration related to customer rebates which are calculated using expected values and are based on program specific factors such as expected rebate percentages based on expected volumes. In situations where the customer has the right to return eligible products, the Company reduces revenue for its estimates of expected product returns, which are primarily based on an analysis of historical experience. Changes in such accruals may be required if actual sales volume differs from estimated sales volume or if future returns differ from historical experience. Shipping and handling costs billed to customers are included in net sales and the related costs are included in cost of products sold and are activities performed to fulfill the promise to transfer products.
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
Water treatment
products
The Company’s water treatment products range from
point-of-entry
water softeners, solutions for problem well water, and whole-home water filtration products, to on-the-go
filtration bottles and
point-of-use
carbon and reverse osmosis products. Typical applications for the Company’s water treatment products include residences, restaurants, hotels and offices. The Company sells water treatment products through its wholesale and retail distribution channels, similar to water heater products and related parts. The Company’s water treatment products are also sold through independent water quality dealers as well as directly to consumers including through internet sales channels. A portion of the Company’s sales of water treatment products in the North America segment is comprised of replacement filters.
The following table disaggregates the Company’s net sales by segment. As described above, the Company’s North America segment sales are further disaggregated by major product line. In addition, the Company’s Rest of World segment sales are disaggregated by China and all other Rest of World.

2.      Revenue Recognition (continued)

(dollars in millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
North America
Water heaters and related parts	$415.9	$405.2	$1,310.5	$1,318.1
Boilers and related parts	60.2	58.6	150.8	143.0
Water treatment products (1)	38.5	23.1	99.1	61.7

Total North America	514.6	486.9	1,560.4	1,522.8
Rest of World
China	$189.6	$246.2	$626.8	$806.4
All other Rest of World	30.7	27.9	74.7	69.6

Total Rest of World	220.3	274.1	701.5	876.0
Inter-segment sales	(6.7)	(6.9)	(20.1)	(23.4)

Total Net Sales	$728.2	$754.1	$2,241.8	$2,375.4

(1)	Includes the results of Water-Right, Inc. from April 8, 2019, the date of acquisition

3.	Acquisitions

On April 8, 2019, the Company acquired 100 percent of the shares of Water-Right, Inc. and its affiliated entities (Water-Right), a Wisconsin-based water treatment company. With the addition of Water-Right, the Company grew its North America water treatment platform. Water-Right is included in the Company’s North America segment for reporting purposes.
The Company paid an aggregate cash purchase price of $107.0 million, net of cash acquired. In addition, the Company established a $4.0 million escrow to satisfy any potential obligations of the former owners of Water-Right, should they arise.
The following table summarizes the preliminary estimate of the fair value of the assets acquired and liabilities assumed at the date of acquisition of Water-Right for purposes of allocating the purchase price. The Company is in the process of finalizing the fair value estimates; therefore, the allocation of the purchase price is subject to refinement. The preliminary $57.6 million of acquired identifiable intangible assets was comprised of the following: $38.3 million of customer relationships being amortized over 20 years, $18.2 million of trademarks not subject to amortization, and $1.1 million of non-compete
agreements being amortized over 7.5 years.

3.      Acquisitions (continued)

April 8, 2019 (dollars in millions)
Current assets, net of cash acquired	$9.7
Property, plant and equipment	8.6
Intangible assets	57.6
Goodwill	33.7

Total assets acquired	109.6
Current liabilities	(2.6)

Total liabilities assumed	(2.6)

Net assets acquired	$107.0

The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations have been included in the Company’s consolidated financial statements from April 8, 2019, the date of acquisition. Revenues and pre-tax
earnings associated with Water-Right included in the consolidated statement of earnings for the nine months ended September 30, 2019
totaled $29.9 million and $5.0 million, respectively, which included $5.4 million of operating earnings less $0.4 million of acquisition-related costs incurred by the Company resulting from the acquisition.
4.	Leases

The Company’s lease portfolio consists of operating leases for buildings and equipment, such as forklifts and copiers, primarily in the United States and China. The Company defines a lease as a contract that gives the Company the right to control the use of a physical asset for a stated term. The Company pays the lessor for that right, with a series of payments defined in the contract and a corresponding right of use operating lease asset and liability are recorded. The Company has elected not to record leases with an initial term of 12 months or less on its condensed consolidated balance sheet. To determine balance sheet amounts, required legal payments are discounted using the Company’s incremental borrowing rate. The incremental borrowing rate is the rate of interest that the Company would incur if it were
to borrow, on a collateralized basis, an amount equal to the value of the leased item over a similar term, in a similar economic environment. Variable lease components not based on an index or rate are excluded from the measurement of the lease asset and liability and expensed as incurred for all asset classes.
Certain leases include one or more options to renew or terminate. Renewal terms can extend the lease term from one to five years and options to terminate can be effective within one year. The exercise of lease renewal or termination is at the Company’s discretion and when it is determined to be reasonably certain to renew or terminate, the option is reflected in the measurement of lease asset and liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants or material subleases. Cash flows associated with leases are materially
consistent with the expense recorded in the condensed consolidated statement of earnings.

1
1

4.      Leases (continued)
Supplemental balance sheet information related to leases was as follows:

(dollars in millions)
September 30, 2019
Liabilities
Short term: Accrued liabilities	$12.2
Long term: Operating lease liabilities	39.6

Total operating lease liabilities	$51.8
Less: Rent incentives and deferrals	(3.5)

Assets
Operating lease assets	$48.3

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term	10 years
Weighted-average discount rate	4.00%

The components of lease expense were as follows:

(dollars in millions)
		Three months ended	Nine months ended
Lease Expense	Classification	September 30, 2019	September 30, 2019
Operating lease expense (1)	Cost of products sold	$0.7	$2.0
	Selling, general and administrative expenses	4.3	13.3

(1)	Includes short-term lease expense of $0.4 million and $1.4 million for the three and nine months ended September 30, 2019, respectively. Includes variable lease cost of $0.4 million and $1.4 million for the three and nine months ended September 30, 2019, respectively.

Maturities of lease liabilities were as follows:

(dollars in millions)
September 30, 2019
2019	$3.1
2020	13.4
2021	9.9
2022	8.5
2023	4.4
After 2023	26.2

Total lease payments	65.5
Less: imputed interest	(13.7)

Present value of operating lease liabilities	$51.8

5.	Restructuring and Impairment Expenses
In the first quarter of 2018, the Company announced a move of manufacturing operations from its Renton, Washington facility to other U.S. facilities. At that time, the Company recognized $6.7 million of restructuring and impairment expenses, comprised of $4.0 million of severance and compensation related costs, lease exit costs of $2.1 million and impairment charges related to long-lived assets totaling $0.6 million, as well as a corresponding $1.7 million tax benefit related to the charges. The consolidation of operations from the Renton facility to other U.S. facilities was completed in 2018.
The following table presents an analysis of the Company’s restructuring reserve as of and for the ni
n
e
months ended September 30, 2019:

(dollars in millions)
	Severance Costs	Lease Exit Costs	Total
Balance at January 1, 2019	$0.2	$1.3	$1.5
Cash payments	—	(0.1)	(0.1)

Balance at March 31, 2019	0.2	1.2	1.4
Cash payments	—	(0.1)	(0.1)

Balance at June 30, 2019	$0.2	$1.1	$1.3

Cash payments	(0.2)	—	(0.2)

Balance at September 30, 2019	$—	$1.1	$1.1

6.	Inventories
The following table presents the components of the Company’s inventory balances:

(dollars in millions)
	September 30, 2019	December 31, 2018
Finished products	$140.2	$137.6
Work in process	24.6	23.3
Raw materials	175.7	174.4

Inventories, at FIFO cost	340.5	335.3
LIFO reserve	(30.5)	(30.6)

Net inventory	$310.0	$304.7

1

7.	Product Warranties
The Company offers warranties on the sales of certain of its products with terms that are consistent with the market and records an accrual for the estimated future claims. The following table presents the Company’s warranty liability activity.

	Three Months Ended September 30,
(dollars in millions)
	2019	2018
Balance at July 1,	$134.0	$141.6
Expense	11.0	8.7
Claims settled	(11.6)	(9.8)

Balance at September 30,	$133.4	$140.5

	Nine Months Ended September 30,
(dollars in millions)
	2019	2018
Balance at January 1,	$139.4	$141.2
Expense	31.8	31.4
Claims settled	(37.8)	(32.1)

Balance at September 30,	$133.4	$140.5

8.	Long-Term Debt
The Company has a $500 million multi-year multi-currency revolving credit agreement with a group of nine
banks, which expires on
December 15, 2021
. The facility has an accordion provision which allows it to be increased up to $700 million if certain conditions (including lender approval) are satisfied.
Borrowings under bank credit lines and commercial paper borrowings are supported by the $500 million revolving credit agreement. As a result of the long-term nature of this facility, the Company’s commercial paper and credit line borrowings are classified as long-term debt at September 30, 2019. At its option, the Company either maintains cash balances or pays fees for bank credit and services.
9.	Earnings per Share of Common Stock
The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Denominator for basic earnings per share - weighted average shares	164,298,458	170,507,922	166,296,444	171,030,747
Effect of dilutive stock options and share units	1,244,787	1,576,694	1,265,777	1,687,050

Denominator for diluted earnings per share	165,543,245	172,084,616	167,562,221	172,717,797

1

10.	Stock Based Compensation
The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the Plan) effective January 1, 2007. The Plan was reapproved by stockholders on April 16, 2012. The Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options or share units at September 30, 2019 was 1,873,064. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.
Total stock based compensation expense recognized in the three months ended September 30, 2019 and 2018 was $1.5 million and $1.8 million, respectively. Total stock based compensation expense recognized in the nine months ended September 30, 2019 and 2018 was $12.3 million and $9.7 million, respectively.
Stock Options
The stock options granted in the nine months ended September 30, 2019 and 2018 have three year pro rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant. For active employees, all options granted in 2019 and 2018 expire ten years
after the date of grant. The Company’s stock options are expensed ratably over the three year vesting period; however, included in stock option expense for the three and nine months ended September 30, 2019 and 2018 was expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Stock based compensation expense attributable to stock options in the three months ended September 30, 2019 and 2018 was $0.7 million and $0.8 million, respectively. Stock based compensation expense attributable to stock options in the nine months ended September 30, 2019 and 2018 was $5.9 million and $4.6 million, respectively.
Changes in options, all of which relate to the Company’s Common Stock, were as follows for the nine months ended September 30, 2019:

	Weighted- Avg. Per Share Exercise Price	Number of Options	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2019	$33.05	2,432,689
Granted	49.49	557,045
Exercised	15.97	(177,306)
Forfeited	54.29	(8,704)
Outstanding at September 30, 2019	37.33	2,803,724	7 years	$36.0
Exercisable at September 30, 2019	29.89	1,894,160	6 years	$36.0
The weighted-average fair value per option at the date of grant during the nine months ended September 30, 2019 and 2018 using the Black-Scholes option-pricing model was $10.83 and $14.80, respectively. Assumptions were as follows:

	Nine Months Ended September 30,
	2019	2018
Expected life (years)	5.5	5.7
Risk-free interest rate	2.7%	2.9%
Dividend yield	1.6%	1.0%
Expected volatility	22.8%	22.1%

1

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
Stock Appreciations Rights (SARs)
In 2015, certain
non-U.S.-based
employees were granted SARs. Each SAR award grant
ed
the employee the right to receive cash equal to the excess of the share price of the Company’s Common Stock on the date that a participant exercises such right over the grant date value of the SAR. SARs granted ha
d
 three year pro rata vesting from the date of grant. SARs were issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant and expire ten years from the date of grant. The fair value and compensation expense related to SARs are measured at each reporting period using the Black-Scholes option-pricing model, using assumptions similar to stock option awards.
No
SARs were granted in 2019 or 2018. As of September 30, 2019, there were 14,880 SARs outstanding and exercisable. In the nine months ended September 30, 2019, 1,290 SARs were exercised. Stock based compensation expense attributable to SARs was minimal in the three and nine months ended September 30, 2019 and 2018.
Restricted Stock and Share Units
Participants may also be awarded shares of restricted stock or share units under the Plan.

Share units vest three years after the date of grant.

The Company granted 139,892 and 106,581 share units under the plan in the nine months ended September 30, 2019 and 2018, respectively. The share units were valued at $6.9 million and $6.6 million at the date of issuance in 2019 and 2018, respectively, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period; however, included in share unit expense in the three and nine months ended September 30, 2019 and 2018 was expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period. Stock based compensation expense attributable to share units of $0.8 million and $1.0 million was recognized in the three months ended September 30, 2019 and 2018, respectively. Stock based compensation expense attributable to share units of $6.4 million and $5.1 million was recognized in the nine months ended September 30, 2019 and 2018, respectively. Certain
non-U.S.-based

employees receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.
A summary of share unit activity under the plan is as follows for the nine months ended September 30, 2019:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2019	379,601	$42.93
Granted	139,892	49.52
Vested	(147,642)	31.35
Forfeited	(4,509)	55.57

Issued and unvested at September 30, 2019	367,342	50.05

1

11.	Pensions
The following table presents the components of the Company’s net pension income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$0.4	$0.5	$1.3	$1.5
Interest cost	8.0	7.2	23.7	21.7
Expected return on plan assets	(14.3)	(14.5)	(43.1)	(43.6)
Amortization of unrecognized loss	4.4	4.9	12.4	14.2
Amortization of prior service cost	(0.2)	(0.2)	(0.4)	(0.4)

Defined benefit plan income	$(1.7)	$(2.1)	$(6.1)	$(6.6)

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
in-home
air purification products in China.
The following table presents the Company’s segment results:

(dollars in millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales
North America	$514.6	$486.9	$1,560.4	$1,522.8
Rest of World	220.3	274.1	701.5	876.0
Inter-segment	(6.7)	(6.9)	(20.1)	(23.4)
	$728.2	$754.1	$2,241.8	$2,375.4
Segment earnings
North America (1)	$121.6	$105.6	$360.5	$336.5
Rest of World	4.1	39.1	38.8	109.8
Inter-segment	—	—	(0.1)	—
	125.7	144.7	399.2	446.3
Corporate expense	(9.8)	(11.2)	(34.1)	(36.7)
Interest expense	(3.1)	(2.0)	(8.5)	(6.6)
Earnings before income taxes	112.8	131.5	356.6	403.0
Provision for income taxes	25.5	26.9	77.9	85.1
Net earnings	$87.3	$104.6	$278.7	$317.9
(1) includes restructuring and impairment expenses of:	$—	$—	$—	$6.7

1

13.	Fair Value Measurements

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
The following table presents assets measured at fair value on a recurring basis.

(dollars in millions)
Fair Value Measurement Using	September 30, 2019	December 31, 2018
Quoted prices in active markets for identical assets (Level 1)	$294.4	$385.3
Significant other observable inputs (Level 2)	8.4	7.5

Items measured at fair value were comprised of the Company’s marketable securities (Level 1) and derivative instruments (Level 2). There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis during the nine months ended September 30, 2019.
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

1

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

(dollars in millions)
	September 30, 2019		December 31, 2018
	Buy	Sell	Buy	Sell
British pound	$—	$0.3	$—	$1.0
Canadian dollar	—	39.4	—	—
Euro	44.7	—	32.0	—
Mexican peso	23.0	—	27.8	—

Total	$67.7	$39.7	$59.8	$1.0

Net Investment Hedges
The Company enters into certain foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain
non-U.S
.

s
ubsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For the derivative instruments that are designated and qualify as net investment hedges, gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its
non-U.S.
subsidiaries. These hedges are determined to be effective. The Company recognized $
2.7
 million and $
1.8
 million of
after-tax
gains associated with hedges of a net investment in
non-U.S.
subsidiaries in currency translation adjustment in other comprehensive income in the three and
nine months ended September 30, 2019
, respectively
. The Company recognized $
4.1
 million and $
7.4
 million of
after-tax
gains associated with hedges of a net investment in
non-U.S.
subsidiaries in currency translation adjustment in other comprehensive income in the three and nine months ended September 30, 2018, respectively. The contractual amount of the Company’s foreign currency forward contracts that are designated as net investment hedges is $
100.0
 million as of September 30, 2019.

1

14.	Derivative Instruments (continued)

The following tables present the impact of derivative contracts on the Company’s financial statements.
Fair value of derivatives designated as hedging instruments under ASC 815:

(dollars in millions)
	Balance Sheet Location	September 30, 2019	December 31, 2018
Foreign currency contracts	Other current assets	$10.3	$3.9
	Other non-current assets	—	5.1
	Accrued liabilities	(1.9)	(0.6)
Commodities contracts	Accrued liabilities	—	(0.9)

Total derivatives designated as hedging instruments		$8.4	$7.5

The effect of cash flow hedges on the condensed consolidated statement of earnings:
Three Months Ended September 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivative		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings
	2019	2018		2019	2018
Foreign currency contracts	$(1.1)	$1.9	Cost of products sold	$(0.1)	$—
Commodities contracts	—	—	Cost of products sold	(0.6)	—

	$(1.1)	$1.9		$(0.7)	$—

Nine Months Ended September 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivative		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings
	2019	2018		2019	2018
Foreign currency contracts	$(0.6)	$3.3	Cost of products sold	$(0.1)	$0.1
Commodities contracts	(0.5)	—	Cost of products sold	(1.4)	0.3

	$(1.1)	$3.3		$(1.5)	$0.4

15.	Income Taxes

The Company’s effective income tax rates for the three and nine months ended September 30, 2019 were 22.6 percent and 21.8 percent, respectively. The Company estimates that its annual effective income tax rate for the full year 2019 will be approximately 22.0 percent. The effective income tax rates for the three and nine months ended September 30, 2018 were 20.5 percent and 21.1 percent, respectively. The change in the effective income tax rate
s
for the three and nine months ended September 30, 2019 compared to the effective income tax rate
s
for the three and nine months ended September 30, 2018 was primarily due to change in the geographic

earnings mix.
As of September 30, 2019, the Company had $7.8 million of unrecognized tax benefits of which $0.8 million would affect its effective income tax rate if recognized. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.
The Company’s U.S. federal income tax returns for 2016-2019 are subject to audit. The Company is subject to state and local income tax audits for tax years 2002-2019. The Company is subject to
non-U.S.
income tax examinations for years 2013-2019.
16.	Commitments and Contingencies

The Company maintains a commercial relationship with a supply-chain service provider (the Provider) in connection with the Company’s business in China. In this capacity, the Provider offers order-entry, warehousing and logistics support. The Provider also offers asset-backed financing to certain of the Company’s distributors in China to facilitate their working capital needs. To facilitate its financing support business, the Provider has collateralized lending facilities in place with multiple Chinese banks under which the Company has agreed to repurchase inventory if both requested by the banks and certain defined conditions are met, primarily related to the aging of the distributors’ notes.
The Provider is required to indemnify the Company for any losses the Company would incur in the event of an inventory repurchase under these arrangements. Potential losses under the repurchase arrangements represent the difference between the repurchase price and net proceeds from the resale of product plus costs incurred in the process, less related distributor rebates.
Before considering any reduction of distributor rebate accruals of $17.1 and $25.1 million as of September 30, 2019 and December 31, 2018, respectively, and from the resale of the related inventory, the gross amount the Company would be obligated to repurchase, which would be contingent on the default of all of the outstanding loans, was approximately $56.3 million and $75.8 million as of September 30, 2019 and December 31, 2018, respectively. The Company’s reserves for estimated losses under repurchase arrangements were immaterial as of September 30, 2019 and December 31, 2018.

2
1

17.	Changes in Accumulated Other Comprehensive Loss by Component
Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)
	Three Months Ended September 30,
	2019		2018
Cumulative foreign currency translation
Balance at beginning of period	$(59.1)		$(39.1)
Other comprehensive (loss) income before reclassifications	(21.9)		(20.7)

Balance at end of period	(81.0)		(59.8)

Unrealized net gain on cash flow derivatives
Balance at beginning of period	(0.1)		(0.1)
Other comprehensive (loss) gain before reclassifications	(0.8)		1.3
Realized losses (gains) on derivatives reclassified to cost of products sold (net of income tax (benefit) provision of ($0.2) and $ - in 2019 and 2018, respectively)	0.5		—

Balance at end of period	(0.4)		1.2

Pension liability
Balance at beginning of period	(279.2)		(265.2)
Other comprehensive (loss) gain before reclassifications	(4.1)		2.0
Amounts reclassified from accumulated other comprehensive loss: (1)	3.1		3.6

Balance at end of period	(280.2)		(259.6)

Accumulated other comprehensive loss, end of period	$(361.6)		$(318.2)

(1) Amortization of pension items:
Actuarial losses	$4.4	(2)	$4.9	(2)
Prior year service cost	(0.2	) (2)	(0.2	) (2)

	4.2		4.7
Income tax benefit	(1.1)		(1.1)

Reclassification net of income tax benefit	$3.1		$3.6

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 - Pensions for additional details

2
2

17.	Changes in Accumulated Other Comprehensive Loss by Component (continued)

Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)
	Nine Months Ended September 30,
	2019		2018
Cumulative foreign currency translation
Balance at beginning of period	$(64.9)		$(26.5)
Other comprehensive income (loss) before reclassifications	(16.1)		(33.3)

Balance at end of period	(81.0)		(59.8)

Unrealized net gain on cash flow derivatives
Balance at beginning of period	(0.7)		(0.9)
Other comprehensive (loss) gain before reclassifications	(0.8)		2.4
Realized losses (gains) on derivatives reclassified to cost of products sold (net of income tax (benefit) provision of ($0.4) and $0.1 in 2019 and 2018, respectively)	1.1		(0.3)

Balance at end of period	(0.4)		1.2

Pension liability
Balance at beginning of period	(285.2)		(272.1)
Other comprehensive (loss) gain before reclassifications	(4.1)		2.0
Amounts reclassified from accumulated other comprehensive loss: (1)	9.1		10.5
Balance at end of period	(280.2)		(259.6)

Accumulated other comprehensive loss, end of period	$(361.6)		$(318.2)

(1) Amortization of pension items:
Actuarial losses	$12.4	(2)	$14.2	(2)
Prior year service cost	$(0.4	) (2)	(0.4	) (2)

	12.0		13.8
Income tax benefit	(2.9)		(3.3)

Reclassification net of income tax benefit	$9.1		$10.5

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 - Pensions for additional details

2
3

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
in-home
air purifier products in China.
In our North America segment, we project our water heater sales will grow in 2019 compared to 2018 primarily due to mid-2018
pricing actions on water heaters related to steel and other inflationary costs. We expect boiler sales will grow five percent in 2019, driven by the continuing U.S. industry transition to higher efficiency products and our introduction of new products. We continued to expand our North America water treatment platform by being named exclusive supplier of water treatment products to Lowe’s, with sales commencing in August 2018, and acquiring the Water-Right group of companies (Water-Right) in April 2019. We expect sales of North America water treatment products to increase by approximately 60 percent in 2019, compared to 2018, primarily due to sales of Water-Right products from the date of acquisition, a full year of sales to Lowe’s and volume growth.
In our Rest of World segment, we expect China sales to decline in 2019 at a rate of approximately 23 percent in U.S. dollars and approximately 19 percent in local currency due to inventory build in the sales channel that occurred in the first half of 2018 and an expectation that customers will scale back their purchases through the fourth quarter of 2019 due to continued elevated channel inventory levels. We believe Chinese consumer demand will continue to be weak and the Chinese currency will depreciate compared to the U.S. dollar by approximately five percent in 2019 compared with 2018. In addition, we expect our sales in India to grow approximately 15 percent in 2019 from approximately $34 million in 2018.
Combining all of these factors, we expect our consolidated sales to decline approximately five percent in U.S. dollar terms and approximately 3.5 percent in local currency terms in 2019.
RESULTS OF OPERATIONS
THIRD QUARTER AND FIRST NINE MONTHS OF 2019 COMPARED TO 2018
Sales in the third quarter of 2019 were $728 million or approximately three percent lower than sales of $754 million in the third quarter of 2018. Sales in the first nine months of 2019 were $2,242 million or approximately six percent lower than sales of $2,375 million in the same period last year. Our sales decline in the third quarter and first nine months of 2019 compared to the same periods in the previous year was primarily a result of lower sales in China due to weak consumer demand and elevated channel inventory levels. In addition, our sales in China were adversely impacted by currency translation of approximately $6 million and $35 million in the third quarter and first nine months of 2019, respectively, compared to the same periods last year, due to the depreciation of the Chinese currency compared to the U.S. dollar. The sales decline in China more than offset the benefits of increased sales in North America, which were primarily a result of higher volumes of water heaters, boilers, and water treatment products in the third quarter of 2019 compared to the prior year period, and increased volumes of boilers and water treatment products in the first nine months of 2019 compared to the same period in 2018. Water-Right, acquired on April 8, 2019, added approximately $16 million and $30 million to sales in the third quarter and first nine months of 2019, respectively.

Gross profit margin in the third quarter of 2019 of 39.0 percent was lower than the gross profit margin of 40.6 percent in the third quarter of 2018. Gross profit margin in the first nine months of 2019 of 39.5 percent was lower than gross profit margin of 40.8 percent in the first nine months of 2018. The lower gross profit margin in each period was primarily due to lower sales volumes in China.
Selling, general and administrative (SG&A) expenses in the third quarter and first nine months of 2019 decreased by $5.3 million and $32.0 million, respectively, as compared to the prior year periods. The decrease in SG&A expenses in the third quarter and first nine months of 2019 was primarily due to lower advertising and selling expenses in China.
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
Interest expense in the third quarter of 2019 was $3.1 million compared to $2.0 million in the same period last year. Interest expense in the first nine months of 2019 was $8.5 million compared to $6.6 million in the same period last year. The increase in interest expense in the third quarter and first nine months of 2019 was primarily due to higher debt levels to fund the acquisition of Water-Right.
Other income was $4.0 million in the third quarter of 2019, compared to $5.1 million in the same period last year. Other income in the first nine months of 2019 was $15.1 million compared to $15.5 million in the same period last year.
Our pension costs and credits are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages, and years of service. We consider current market conditions including changes in interest rates in making these assumptions. Our assumption for the expected rate of return on plan assets is 7.15 percent in 2019, consistent with 2018. The discount rate used to determine net periodic pension costs increased from 3.65 percent in 2018 to 4.32 percent in 2019. Pension income for the third quarter and first nine months of 2019 was $1.7 million and $6.1 million, respectively, compared to $2.1 million and $6.6 million in the third quarter and first nine months of 2018, respectively. The service cost component of our pension income is reflected in cost of products sold and SG&A expenses. All other components of our pension income are reflected in other income.
Our effective income tax rates for the third quarter and first nine months of 2019 were 22.6 percent and 21.8 percent, respectively. Our effective income tax rates for the third quarter and first nine months of 2018 were 20.5 percent and 21.1 percent, respectively. Our effective income tax rates in the third quarter and first nine months of 2019 were higher than the effective income tax rates in the same periods of 2018, primarily due to change in the geographic earnings mix. We estimate that our effective income tax rate for the full year 2019 will be approximately 22.0 percent.

North America
Sales in the North America segment were $515 million in the third quarter of 2019 or $28 million higher than sales of $487 million in the third quarter of 2018. Sales for the first nine months of 2019 were $1,560 million or $37 million higher than sales of $1,523 million in the same period last year. The increase in sales in the third quarter 2019 compared to the same period last year was primarily due to higher volumes of water heaters, boilers, and water treatment products, which benefited from $16 million of Water-Right sales. The higher segment sales in the first nine months of 2019 were primarily due to mid-2018
pricing actions and higher volumes of boilers and water treatment products, which were partially offset by lower volumes of residential water heaters. Water-Right, acquired in April 2019, added $30 million to sales in the first nine months of 2019.
North America segment earnings were $121.6 million in the third quarter of 2019 or approximately 15 percent higher than segment earnings of $105.6 million in the same period of 2018. Segment earnings in the first nine months of 2019 were $360.5 million or approximately seven percent higher than segment earnings of $336.5 million in the first nine months of 2018. Segment margin of 23.6 percent in the third quarter of 2019 was higher than our segment margin of 21.7 percent in the same period in 2018. Segment margin of 23.1 percent in the first nine months of 2019 was higher than 22.1 percent in the first nine months of last year. Adjusted segment earnings and adjusted segment margin in the first nine months of 2018 were $343.2 million and 22.5 percent, respectively. The higher segment earnings and segment margin in the third quarter of 2019 compared to 2018 were primarily a result of higher water heater and boiler volumes, lower steel costs, and improvement in the profitability of our water treatment products, which added incremental profits from the Water-Right acquisition. The higher segment earnings and segment margin in the first nine months of 2019 compared to 2018 were primarily due to the favorable impact from higher sales of boilers and water treatment products, which benefited from incremental profits from the Water-Right acquisition, and mid-2018
pricing actions that were partially offset by the unfavorable impact from lower residential water heater volumes. We expect our full year segment margin to be between 23.5 and 23.75 percent in 2019.
Adjusted segment earnings and adjusted segment margin in 2018 exclude $6.7 million of pre-tax
restructuring and impairment expenses associated with the transfer of production from Renton, Washington to our other U.S. plants.
Rest of World
Sales in the Rest of World segment were $220 million in the third quarter of 2019 or $54 million lower than sales of $274 million in the third quarter of 2018. Sales in the first nine months of 2019 were $702 million or $174 million lower than sales of $876 million in the first nine months of 2018. China sales declined approximately 23 percent in U.S. dollar terms and 20 percent in local currency in the third quarter of 2019 and declined approximately 22 percent in U.S. dollar terms and 18 percent in local currency in the first nine months of 2019 compared to the same periods last year. The decrease in China sales in the third quarter and first nine months of 2019 compared to the same periods last year was primarily due to weak consumer demand and inventory build in the sales channel that occurred in the first half of 2018. In addition, the weaker Chinese currency compared to the U.S. dollar, unfavorably impacted the translation of sales by approximately $6 million and $35 million in the third quarter and first nine months of 2019, respectively. The China sales declines were partially offset by higher sales in India, which grew approximately nine percent in both U.S. dollar and local currency terms in the third quarter of 2019 compared to the same period last year and 15 percent in U.S. dollar terms and 19 percent in local currency terms in the first nine months of 2019 compared to the same period in 2018.

Rest of World segment earnings were $4.1 million in the third quarter of 2019, approximately 90 percent lower than segment earnings of $39.1 million in the third quarter of 2018. Segment earnings in the first nine months of 2019 were $38.8 million, approximately 65 percent lower than segment earnings of $109.8 million in the first nine months of 2018. The decreased segment earnings in both periods of 2019 were primarily due to lower sales in China and a higher mix of mid-price
products, which have lower margins, that when combined, more than offset benefits to profits from lower SG&A expenses. Currency translation reduced segment earnings by approximately $3.0 million in the first nine months of 2019 compared to the same period last year. Segment margin of 1.9 percent in the third quarter of 2019 was lower than our segment margin of 14.3 percent in the same period last year. Segment margin of 5.5 percent in the first nine months of 2019 was lower than our segment margin of 12.5 percent in the first nine months of last year. Segment margins in both the third quarter and first nine months of 2019 were lower than the same periods last year primarily due to the factors mentioned above. We expect full year segment margin to be approximately 4.25 percent.
Outlook
We expect our consolidated sales to decline approximately five percent in U.S. dollar terms and approximately 3.5 percent in local currency terms in 2019 due to prolonged headwinds in China, attributable to weak consumer demand, and elevated channel inventory levels. We expect full year China sales to be down 23 percent year over year in U.S dollar terms and 19 percent in local currency terms. We believe we will achieve full-year earnings of between $2.25 and $2.28 per share, which excludes the potential impact from any future acquisitions.
Liquidity & Capital Resources
Working capital of $774.0 million at September 30, 2019 was $79.2 million lower than at December 31, 2018. Lower cash balances, primarily as a result of approximately $149 million in cash repatriation in the first nine months of this year which was utilized to repay floating rate debt, were partially offset by lower accounts payable balances in China related to lower customer volume incentives and lower cash on deposit from customers in that region. As of September 30, 2019, essentially all of the $513.8 million of cash, cash equivalents and marketable securities were held by our foreign subsidiaries.
Cash provided by operations in the first nine months of 2019 was $280.0 million compared with $289.2 million provided during the same period last year. Lower earnings, which were partially offset by lower working capital investment compared with the same period in 2018, resulted in lower cash provided by operations. For the full year 2019, we expect cash provided by operating activities will be approximately $400 million, compared with $448.9 million in 2018.
Capital expenditures totaled $50.3 million in the first nine months of 2019, compared with $58.5 million in the year ago period. We project 2019 capital expenditures will be approximately $80 million and full year depreciation and amortization will be approximately $75 million.
We have a $500 million multi-currency credit facility with a group of nine banks, which expires in December 2021. The facility has an accordion provision, which allows us to increase it up to $700 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of September 30, 2019.

The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt. At September 30, 2019, we had available borrowing capacity of $300.7 million under this facility. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.
Our total debt increased $97.8 million from $221.4 million at December 31, 2018 to $319.2 million at September 30, 2019 to fund the acquisition of Water-Right. Our leverage, as measured by the ratio of total debt to total capitalization, calculated excluding operating lease liabilities, was 16.2 percent at the end of the third quarter in 2019, compared with 11.4 percent at the end of last year.
Our pension plan continues to meet all funding requirements under ERISA regulations. We are not required to make a contribution and we do not plan to make any voluntary contributions to the plan in 2019.
In December 2018 and in June 2019, our Board of Directors approved adding 5 million shares and 3 million shares, respectively, of common stock to an existing discretionary share repurchase authority. Under the share repurchase program, our common stock may be purchased through a combination of a Rule
10b5-1
automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors, which may occur at any time, subject to the parameters of any Rule
10b5-1
automatic trading plan that we may then have in effect. During the first nine months of 2019, we repurchased 4,921,538 shares of our stock at a total cost of $230.0 million. At September 30, 2019, we had 4,153,715 shares remaining on the board share repurchase authority. Depending on factors such as stock price, working capital requirements and alternative investment opportunities, we expect to spend approximately $300 million on stock repurchases in 2019 through a combination of our Rule
10b5-1
automatic trading plan and opportunistic repurchases in the open market.
On October 10, 2019, our Board of Directors increased the rate of our quarterly cash dividend to $0.24 per share on our Common Stock and Class A common stock, representing an increase of nine percent. The five-year compound annual growth rate of our quarterly dividend rate is more than 24 percent. The dividend is payable on November 15, 2019 to shareholders of record on October 31, 2019.
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
and adjusted EPS
(non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Earnings (GAAP)	$87.3	$104.6	$278.7	$317.9
Restructuring and impairment expenses, before tax	—	—	—	6.7
Tax effect of restructuring and impairment expenses	—	—	—	(1.7)

Adjusted Earnings	$87.3	$104.6	$278.7	$322.9

Diluted EPS (GAAP)	$0.53	$0.61	$1.66	$1.84
Restructuring and impairment expenses per diluted share	—	—	—	0.04
Tax effect of restructuring and impairment expenses per diluted share	—	—	—	(0.01)

Adjusted EPS	$0.53	$0.61	$1.66	$1.87

A. O. SMITH CORPORATION
Adjusted Segment Earnings
(dollars in millions)
(unaudited)
The following is a reconciliation of reported segment earnings to adjusted segment earnings
(non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018 (2)	2019	2018
Segment Earnings (GAAP)
North America	$121.6	$105.6	$360.5	$336.5
Rest of World	4.1	39.1	38.8	109.8
Inter-segment earnings elimination	—	—	(0.1)	—

Total Segment Earnings (GAAP)	$125.7	$144.7	$399.2	$446.3

Adjustments
North America (1)	$—	$—	$—	$6.7
Rest of World	—	—	—	—
Inter-segment earnings elimination	—	—	—	—

Total Adjustments	$—	$—	$—	$6.7

Adjusted Segment Earnings
North America	$121.6	$105.6	$360.5	$343.2
Rest of World	4.1	39.1	38.8	109.8
Inter-segment earnings elimination	—	—	(0.1)	—

Total Adjusted Segment Earnings	$125.7	$144.7	$399.2	$453.0

(1)	The Company recognized $6.7 million of restructuring and impairment expenses in connection with the move of manufacturing operations from its Renton, Washington facility to other U.S. facilities. For additional information, see Note 5 of the notes to the financial statements.

(2)	On October 29, 2019, the Company filed a Form
8-K
with the Securities and Exchange Commission, with a news release attached as Exhibit 99.1, announcing its results for the quarter ended September 30, 2019 which included the table above. The Company later identified that balances presented in the table for the Three Months Ended September 30, 2018 incorrectly presented the results for Three Months Ended June 30, 2018. The presentation above has been adjusted to reflect the correct amounts and therefore does not agree to the news release.

A. O. SMITH CORPORATION
Adjusted EPS and Adjusted 2019 Guidance
(unaudited)
The following is a reconciliation of diluted EPS to adjusted EPS
(non-GAAP):

	2019 Guidance	2018
Diluted EPS (GAAP)	$2.25 - 2.28	$2.58
Restructuring and impairment expenses per diluted share, net of tax	—	0.03

Adjusted EPS	$2.25 - 2.28	$2.61

Critical Accounting Policies
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form
10-K
for the year ended December 31, 2018. We believe that at September 30, 2019, there has been no material change to this information.
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
promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon this evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of September 30, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS
On May 28, 2019, a putative securities class action lawsuit was filed in the U.S. District Court for the Eastern District of Wisconsin against the Company and certain of its current or former officers. This action, now captioned as City of Birmingham Retirement and Relief System v. A. O. Smith Corporation, et al., asserts securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks damages and other relief based upon the allegations in the complaint. A shareholder derivative lawsuit, captioned as Pierce v. Rajendra, et al. and based on similar allegations as the putative class action, was filed on August 20, 2019, also in the U.S. District Court for the Eastern District of Wisconsin.
ITEM
 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2019, our Board of Directors approved adding 3 million shares of common stock to an existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule
10b5-1
automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule
10b5-1
automatic trading plan that we may then have in effect. In the third quarter of 2019, we repurchased 2,127,538 shares at an average price of $45.75 per share and at a total cost of $97.3 million. As of September 30, 2019, there were 4,153,715 shares remaining on the existing repurchase authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 1 – July 31, 2019	1,166,600	$45.16	1,166,600	5,114,653
August 1 – August 31, 2019	489,500	45.25	489,500	4,625,153
September 1 – September 30, 2019	471,438	47.73	471,438	4,153,715

ITEM 6 - EXHIBITS
Refer to the Exhibit Index on page 33 of this report.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101
The following materials from A. O. Smith Corporation’s Quarterly Report on Form
10-Q
for the quarter ended September 30, 2019 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2019 and 2018, (ii) the Condensed Consolidated Statement of Comprehensive Earnings for the three and nine months ended September 30, 2019 and 2018, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2019, and December 31, 2018 (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2019 and 2018 (v) the Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018 (vi) the Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

November 6, 2019	/s/ Helen E. Gurholt
Helen E. Gurholt
Vice President and Controller

/s/ Charles T. Lauber
Charles T. Lauber
Executive Vice President and Chief Financial Officer

34