Form 10-K
period 2019-12-31
SMITH A O CORP
filed 2020-02-24
CIK 91142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(414)
359-4000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Shares of Stock Outstanding January 31, 2020	Name of Each Exchange on Which Registered
Class A Common Stock (par value $5.00 per share)	26,044,733	Not listed

Common Stock (par value $1.00 per share)	135,926,301	New York Stock Exchange
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
  Yes
☒
  No
The aggregate market value of voting stock held by
non-affiliates
of the registrant was $42,999,781 for Class A Common Stock and $6,432,921,438 for Common Stock as of June 30, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
1.	Portions of the company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference in Part III).

A. O. Smith Corporation
Index to Form
10-K
Year Ended December 31, 2019

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
We serve residential and commercial end markets in North America with a broad range of products including:
Water heaters
. Our residential and commercial water heaters come in sizes ranging from 2.5 gallon
(point-of-use)
models to 4,000 gallon products with varying efficiency ranges. We offer electric, natural gas and liquid propane tank-type models as well as tankless (gas and electric), heat pump and solar tank units. Typical applications for our water heaters include residences, restaurants, hotels and motels, office buildings, laundries, car washes and small businesses.
Boilers.
Our residential and commercial boilers range in size from 45,000 British Thermal Units (BTUs) to 6.0 million BTUs. Our boilers are primarily used in space heating applications for residences, hospitals, schools, hotels and other large commercial buildings.
Water treatment products.
With the acquisition of Aquasana, Inc. (Aquasana) in 2016 we entered the water treatment market. We expanded our product offerings with the acquisitions of Hague Quality Water International (Hague) in 2017 and Water-Right, Inc. (Water-Right) in 2019. Our water treatment products range from point-of-entry
water softeners, solutions for problem well water, and whole-home water filtration products to on-the-go
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
as well as
on-line
retailers including Amazon and through other retail chains. Our water softener branded products and problem well water solutions, which include Hague, WaterBoss, Water-Right, WaterCare, and Evolve, are sold through water quality dealers. Our water softener products are also sold through home center retail chains. Our A. O. Smith branded water treatment products are sold through Lowe’s and our wholesale distribution channels.
Our energy-efficient product offerings continue to be a sales driver for our business. Our commercial water heaters and our condensing boilers continue to be an option for commercial customers looking for high efficiency water and space heating with a short payback period through energy savings. We offer residential heat pump, condensing tank-type and tankless water heaters in North America, as well as other higher efficiency water heating solutions to round out our energy-efficient product offerings.

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
REST OF WORLD
We have operated in China for more than 20 years. In that time, we have been aggressively expanding our presence while building A. O. Smith brand recognition in the residential and commercial markets. The Chinese water heater market is predominantly comprised of electric wall-hung, gas tankless, combi-boiler, heat pump and solar water heaters. We believe we are one of the leading suppliers of water heaters to the residential market in China in dollar terms. We manufacture and market water treatment products, primarily residential reverse osmosis products. We also manufacture and market air purification products as well as range hoods and cooktops in China.
We sell water heaters in approximately 9,000 retail outlets in China, of which over 2,600 exclusively sell our products. Our water treatment products and air purification products are sold in over 8,100 and 3,300 retail outlets in China, respectively.
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
In addition, we sell water heaters in the European and Middle Eastern markets and water treatment products in Hong Kong, Turkey and Vietnam, all of which combined comprised less than eight percent of total Rest of World sales in 2019.
RAW MATERIALS
Raw materials for our manufacturing operations, primarily consisting of steel, are generally available in adequate quantities. A portion of our customers are contractually obligated to accept price changes based on fluctuations in steel prices. There has been volatility in steel costs over the last several years.
RESEARCH AND DEVELOPMENT
To improve our competitiveness by generating new products and processes, we conduct research and development at our newly constructed Corporate Technology Center in Milwaukee, Wisconsin, our Global Engineering Center in Nanjing, China, and our operating locations. Our total expenditures for research and development in 2019, 2018 and 2017 were $87.9 million, $94.0 million and $86.4 million, respectively.
PATENTS AND TRADEMARKS
We own and use in our businesses various trademarks, trade names, patents, trade secrets and licenses. We do not believe that our business as a whole is materially dependent upon any such trademark, trade name, patent, trade secret or license. However, our trade name is important with respect to our products, particularly in China, India and the U.S.
EMPLOYEES
We employed approximately 15,100 employees as of December 31, 2019, primarily non-union.
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
We are committed to sound corporate governance and have documented our corporate governance practices by adopting the A. O. Smith Corporate Governance Guidelines. The Corporate Governance Guidelines, Criteria for Selection of Directors, Financial Code of Ethics, the A. O. Smith Guiding Principles, as well as the charters for the Audit, Personnel and Compensation, Nominating and Governance and the Investment Policy Committees of the Board of Directors and other corporate governance materials, may be viewed on the company’s website. Any waiver of or amendments to the Financial Code of Conduct or the A. O. Smith Guiding Principles also would be posted on this website; to date there have been none. Copies of these documents will be sent to stockholders free of charge upon written request of the corporate secretary at the address shown on the cover page of this Annual Report on Form
10-K.
We are also committed to growing our business in a sustainable and socially responsible manner consistent with our Guiding Principles. This commitment has driven us to design, engineer, and manufacture highly innovative and efficient products in an environmentally responsible manner that help reduce energy consumption, conserve water, and improve drinking water quality and public health. Consistent with this commitment, we issued our first Corporate Responsibility & Sustainability (CRS) report in 2018 detailing our company’s historic and current CRS efforts. Our CRS report is available on our website. The report is not included as part of, or incorporated by reference into, this Annual Report on Form
10-K.
To further demonstrate our commitment, in 2019, our company appointed Patricia K. Ackerman, to the role of Senior Vice President, Investor Relations, Treasurer, and Corporate Responsibility and Sustainability with specific responsibility for our CRS efforts.

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

Global economic growth remains uneven and could stall or reverse course. If this was to occur it could adversely affect consumer confidence and spending patterns which could result in decreased demand for the products we sell, a delay in purchases, increased price competition, or slower adoption of energy-efficient water heaters and boilers, or high quality water treatment products, which could negatively impact our profitability and cash flows. In addition, a deterioration in current economic conditions due to many factors or fears including public health crises, such as the current coronavirus concerns originating in China, could negatively impact our vendors and customers, which could result in an increase in bad debt expense, customer and vendor bankruptcies, interruption or delay in supply of materials, or increased material prices, which could negatively impact our ability to distribute, market and sell our products and our financial condition, results of operations and cash flows.
•	A portion of our business could be affected by further weakening of the Chinese economy

Approximately 28 percent of our net sales in 2019 were attributable to China. Our sales in China decreased in 2019 compared to 2018 and 2017. We believe that decrease was due to weaker end-market
demand as a result of a weakening Chinese economy, elevated channel inventory levels, and a higher mix of mid-price
products versus premium price products. We derive a substantial portion of our sales in China from premium-tier products. Changes in consumer preferences, weakening consumer confidence and sentiment as well as economic uncertainty, including the unknown impact from the coronavirus, may prompt consumers there to postpone purchases, choose lower-priced products or different alternatives, or lengthen the cycle of replacement purchases. Further deterioration in the Chinese economy may adversely affect our financial condition, results of operations and cash flows.
•	Because we participate in markets that are highly competitive, our revenues and earnings could decline as we respond to competition

We sell all of our products in highly competitive and evolving markets. We compete in each of our targeted markets based on product design, reliability, quality of products and services, advanced technologies, product performance, maintenance costs and price. Some of our competitors may have greater financial, marketing, manufacturing, research and development and distribution resources than we have; others may invest little in technology or product development but compete on price and the rapid replication of features, benefits, and technologies, and some are increasingly expanding beyond their existing manufacturing or geographic footprints. In North America, the gas tankless portion of the water heating market has for many years increased as a percentage of the overall market. While we have many gas tankless products, our market share for gas tankless products is lower than our market share for the remainder of the water heating market. Further expansion of the gas tankless portion of the North America market, which we believe was approximately nine percent of the residential market segment in 2019, could have an impact on our operating results. We cannot assure that our products will continue to compete successfully with those of our competitors. There could be new market participants that change the dynamics of those markets and it is possible that we will not be able to retain our customer base or improve or maintain our profit margins on sales to our customers, all of which could materially and adversely affect our financial condition, results of operations and cash flows.
•	Our business could be adversely impacted by changes in consumer purchasing behavior, consumer preferences and technological changes

Consumer preferences for products and the methods in which they purchase products are constantly changing based on, among other factors, cost, convenience, environmental and social concerns and perceptions. Consumer purchasing behavior may shift the product mix in the markets we participate in or result in a shift to new distribution channels, including
e-commerce,
which continues to expand. For example, consumer preferences may shift toward more efficient gas products or electric powered products due to the increased attention on the impact of greenhouse gas emissions on the environment. In addition, technologies are ever changing. Our ability to timely develop and successfully market new products and to develop, acquire, and retain necessary intellectual property rights is essential to our continued success, but cannot reasonably be assured. It is possible that we will not be able to develop new technologies, products or distribution channels to align with consumer purchasing behavior and consumer preferences, which could materially and adversely affect our financial condition, results of operations and cash flows.

•
The occurrence or threat of extraordinary events, including natural disasters, political disruptions, terrorist attacks, public health issues, and acts of war, could significantly disrupt production, or impact consumer spending

As a global company with a large international footprint, we are subject to increased risk of damage or disruption to us, our employees, facilities, suppliers, distributors, or customers. Extraordinary events, including natural disasters, political disruptions, terrorist attacks, public health issues, and acts of war may disrupt our business and operations, impact our supply chain and access to necessary raw materials or could adversely affect the economy generally, resulting in a loss of sales and customers. One of our manufacturing plants is located within a floodplain that has experienced past flooding events. We also have other manufacturing facilities located in hurricane and earthquake zones. Any of these disruptions or other extraordinary events outside of our control that impact our operations or the operations of our suppliers and key distributors could affect our business negatively, harming operating results. In addition, these types of events also could negatively impact consumer spending in the impacted regions or depending on the severity, globally, which could materially and adversely affect our financial condition, results of operations and cash flows. For example, a strain of coronavirus surfaced in Wuhan, China and has led to store closures and a decrease of consumer traffic in China. While not yet quantifiable, we expect the effects of the coronavirus to have a material adverse impact on our operating results for the first quarter of 2020 and we continue to assess the financial impact for the remainder of 2020.

•	We sell our products and operate outside the U.S., and to a lesser extent, rely on imports and exports, which may present additional risks to our business

Approximately 36 percent of our net sales in 2019 were attributable to products sold outside of the U.S., primarily in China and Canada, and to a lesser extent in Europe and India. We also have operations and business relationships outside the U.S. that comprise a portion of our manufacturing, supply, and distribution. Approximately 8,800 of our 15,100 employees as of December 31, 2019 were located in China. At December 31, 2019, approximately $549 million of cash and marketable securities were held by our foreign subsidiaries, substantially all of which were located in China. International operations generally are subject to various risks, including: political, religious, and economic instability; local labor market conditions; new or increased tariffs or other trade restrictions, or changes to trade agreements; the impact of foreign government regulations, actions or policies; the effects of income taxes; governmental expropriation; the imposition or increases in withholding and other taxes on remittances and other payments by foreign subsidiaries; labor relations problems; the imposition of environmental or employment laws, or other restrictions or actions by foreign governments; and differences in business practices. Unfavorable changes in the political, regulatory, or trade climate, diplomatic relations, or government policies, particularly in relation to countries where we have a presence, including Canada, China, India and Mexico, could have a material adverse effect on our financial condition, results of operations and cash flows or our ability to repatriate funds to the U.S.
•	A material loss, cancellation, reduction, or delay in purchases by one or more of our largest customers could harm our business

Net sales to our five largest customers represented approximately 39 percent of our sales in 2019. We expect that our customer concentration will continue for the foreseeable future. Our concentration of sales to a relatively small number of customers makes our relationships with each of these customers important to our business. We cannot assure that we will be able to retain our largest customers. Some of our customers may shift their purchases to our competitors in the future. The loss of one or more of our largest customers, any material reduction or delay in sales to these customers, or our inability to successfully develop relationships with additional customers could have a material adverse effect on our financial position, results of operations and cash flows.
•	A portion of our business could be adversely affected by a decline in North American new residential and commercial construction or a decline in replacement related volume

Residential and commercial construction activity in North America has shown modest growth which could decline in the future. We believe that the significant majority of the markets we serve are for replacement of existing products, and residential water heater replacement volume was strong in 2017 and 2018 before declining in 2019. Changes in the replacement volume and in the construction market in North America could negatively affect us.

•	Our international operations are subject to risks related to foreign currencies
We have a significant presence outside of the U.S., primarily in China and Canada and to a lesser extent Europe, Mexico, and India, and therefore, hold assets, including $443 million of cash and marketable securities denominated in Chinese renminbi, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. The financial statements of our foreign subsidiaries are translated into U.S. dollars in our consolidated financial statements. Furthermore, typically our products are priced in foreign countries in local currencies. As a result, we are subject to risks associated with operating in foreign countries including fluctuations in currency exchange rates and interest rates, hyperinflation in some foreign countries or global exchange rate instability or volatility that strengthens the U.S. dollar against foreign currencies. As a result, an increase in the value of the U.S. dollar relative to the local currencies of our foreign markets has had and would continue to have a negative effect on our profitability. In addition to currency translation risks, we incur a currency transaction risk whenever one of our subsidiaries enters into either a purchase or sale transaction using a currency different from the operating subsidiaries’ functional currency. The majority of our foreign currency transaction risk results from sales of our products in Canada which we manufacture in the U.S, and to a lesser extent from component purchases in Europe and payroll in Mexico. These risks may hurt our reported sales and profits in the future or negatively impact revenues and earnings translated from foreign currencies into U.S. dollars.
•	Changes in regulations or standards could adversely affect our business
Our products are subject to a wide variety of statutory, regulatory and industry standards and requirements related to, among other items, energy and water efficiency, environmental emissions, labeling and safety. While we believe our products are currently efficient, safe and environment-friendly, a significant change to regulatory requirements (whether federal, foreign, state or local) such as a transition to alternative energy sources as a replacement for gas combustion, or to industry standards, could substantially increase manufacturing costs, impact the size and timing of demand for our products, affect the types of products we are able to offer or put us at a competitive disadvantage, any of which could harm our business and have a material adverse effect on our financial condition, results of operations and cash flow.
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
The market prices for certain raw materials we purchase, primarily steel, have been volatile. Significant increases in the cost of any of the key materials we purchase could increase our cost of doing business and ultimately could lead to lower operating earnings if we are not able to recover these cost increases through price increases to our customers. Historically, there has been a lag in our ability to recover increased material costs from customers, and that lag could negatively impact our profitability.    In addition, in some cases we are dependent on a limited number of suppliers for some of the raw materials and components we require in the manufacturing of our products. A significant disruption or termination of the supply from one of these suppliers could delay sales or increase costs which could result in a material adverse effect on our financial condition, results of operations and cash flows.
•	An inability to adequately maintain our information systems and their security, as well as to protect data and other confidential information, could adversely affect our business and reputation
In the ordinary course of business, we utilize information systems for day-to-day
operations, to collect and store sensitive data and information, including our proprietary and regulated business information and personally identifiable information of our customers, suppliers and business partners, as well as personally identifiable information about our employees. Our information systems, like those of other companies, are susceptible to outages due to system failures, cybersecurity threats, failures on the part of third-party information system providers, natural disasters, power loss, telecommunications failures, viruses, fraud, theft, malicious insiders or breaches of security. We have a response plan in place in the event of a data breach and we continue to take steps to maintain and improve data security and address these risks and uncertainties by implementing and improving internal controls, security technologies, insurance programs, network and data center resiliency and recovery processes. However, any operations failure or breach of security from increasingly sophisticated cyber threats could lead to disruptions of our business activities, the loss or disclosure of both our and our customers’ financial, product and other confidential information and could result in regulatory actions and have a material adverse effect on our financial condition, results of operations and cash flows and our reputation.
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
The compound annual growth rate of our boiler sales has been approximately eight percent per year since our acquisition of Lochinvar in 2011, largely due to the transition in the boiler industry in the U.S. from lower efficiency, non-condensing
boilers to higher efficiency, higher priced, condensing boilers, as well as new product introductions. We expect the transition to condensing boilers to continue, but if the transition to higher efficiency, higher priced, condensing boilers stalls as a result of lower energy costs, a U.S. recession occurs, or our competitors’ technologies surpass our technology, our growth rate could be lower than expected and have a material adverse effect on our financial condition, results of operations and cash flows.
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
The projected benefit obligation liability of our defined benefit pension plans of $869 million exceeded the fair value of the plan assets of $832 million by approximately $37 million at December 31, 2019. U.S. employees hired after January 1, 2010 have not participated in our defined benefit plan, and benefit accruals for the majority of current salaried and hourly employees ended on December 31, 2014. We forecast that we will not be required to make a contribution to the plan in 2020, and we do not plan to make any voluntary contributions. However, we cannot provide any assurance that contributions will not be required in the future. Among the key assumptions inherent in our actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If interest rates and actual rates of return on invested plan assets were to decrease significantly, our pension plan obligations could increase materially. The size of future required pension contributions could result in us dedicating a significant portion of our cash flows from operations to making contributions which could negatively impact our flexibility in managing our company.
•	Certain members of the founding family of our company and trusts for their benefit have the ability to influence all matters requiring stockholder approval
We have two classes of common equity: our Common Stock and our Class A Common Stock. The holders of Common Stock currently are entitled, as a class, to elect only one-third
of our board of directors. The holders of Class A Common Stock are entitled, as a class, to elect the remaining directors. Certain members of the founding family of our company and trusts for their benefit (Smith Family) have entered into a voting trust agreement with respect to shares of our Class A Common Stock and shares of our Common Stock they own. As of December 31, 2019, through the voting trust, these members of the Smith Family own approximately 63.7 percent of the total voting power of our outstanding shares of Class A Common Stock and Common Stock, taken together as a single class, and approximately 96.5 percent of the voting power of the outstanding shares of our Class A Common Stock, as a separate class. Due to the differences in the voting rights between shares of our Common Stock
(one-tenth
of one vote per share) and shares of our Class A Common Stock (one vote per share), the Smith Family voting trust is in a position to control to a large extent the outcome of matters requiring a stockholder vote, including the adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. This ownership position may increase if other members of the Smith Family enter into the voting trust agreement, and the voting power relating to this ownership position may increase if shares of our Class A Common Stock held by stockholders who are not parties to the voting trust agreement are converted into shares of our Common Stock. The voting trust agreement provides that, in the event one of the parties to the voting trust agreement wants to withdraw from the trust or transfer any of its shares of our Class A Common Stock, such shares of our Class A Common Stock are automatically exchanged for shares of our Common Stock held by the trust to the extent available in the trust. In addition, the trust will have the right to purchase the shares of our Class A Common Stock and our Common Stock proposed to be withdrawn or transferred from the trust. As a result, the Smith Family members that are parties to the voting trust agreement have the ability to maintain their collective voting rights in our company even if certain members of the Smith Family decide to transfer their shares.

ITEM
1B - UNRESOLVED STAFF COMMENTS
None.
ITEM
2 - PROPERTIES
Properties utilized by us at December 31, 2019 were as follows:
North America
In this segment, we have 17 manufacturing plants located in nine states and two
non-U.S.
countries, of which 14 are owned directly by us or our subsidiaries and three are leased from outside parties. The terms of leases in effect at December 31, 2019 expire between 2020 and 2025.
Rest of World
In this segment, we have six manufacturing plants located in four
non-U.S.
countries, of which four are owned directly by us or our subsidiaries and two are leased from outside parties. The terms of leases in effect at December 31, 2019 expire between 2020 and 2022.
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
On May 28, 2019, a putative securities class action lawsuit was filed in the U.S. District Court for the Eastern District of Wisconsin against the Company and certain of its current or former officers. Subsequently, on November 22, 2019, a consolidated amended complaint was filed by the lead plaintiff. This action, now captioned as City of Birmingham Retirement and Relief System v. A. O. Smith Corporation, et al., asserts securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and seeks damages and other relief based upon the allegations in the complaint. On January 24, 2020, A. O. Smith and the other defendants moved to dismiss the consolidated amended complaint for failure to state a claim. Their motion is currently pending. A shareholder derivative lawsuit, captioned as Pierce v. A. O. Smith Corporation, et al. and based on similar allegations as the putative class action, was filed on August 20, 2019, also in the U.S. District Court for the Eastern District of Wisconsin. On November 6, 2019, the plaintiff in the derivative action moved to dismiss his lawsuit, and re-filed
it in the U.S. District Court for the District of Delaware on November 12, 2019. The derivative action asserts claims under Sections 14(a) and 20(a) of the Exchange Act, as well as for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks damages and other relief based upon the allegations in the complaint. On February 12, 2020, the parties filed a stipulation seeking to stay the derivative lawsuit pending resolution of the City of Birmingham lawsuit. On February 13, 2020, a second shareholder derivative suit, captioned as Jarozewski v. A. O. Smith Corporation, et al., was filed in the U.S. District Court for the District of Delaware, asserting claims under Sections 10(b), 14(a) and 20(a) of the Exchange Act, as well as for breach of fiduciary duty, unjust enrichment, and insider trading, and seeks damages and other relief based upon the allegations in the complaint. On February 19, 2020, the U.S. District Court for the District of Delaware entered the stipulation staying the Pierce lawsuit. Consequently, the Company anticipates that the Jarozewski lawsuit will be stayed as well.
ITEM

4 - MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY
Pursuant to General Instruction of G(3) of Form
10-K,
the following is a list of our executive officers which is included as an unnumbered Item in Part I of this report in lieu of being included in our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Name (Age)	Positions Held	Period Position Was Held
Patricia K. Ackerman (59)	Senior Vice President – Investor Relations, Treasurer and Corporate Responsibility and Sustainability	2019 to Present

	Vice President – Investor Relations & Treasurer	2008 to 2018

	Vice President and Treasurer	2006 to 2008

	Assistant Treasurer	1995 to 2006

Paul R. Dana (57)	Senior Vice President – Global Operations	2019 to Present

	Senior Vice President – Global Manufacturing	2016 to 2018

	Vice President – Global Manufacturing	2015

	President – APCOM, a division of State Industries, LLC, a subsidiary of the Company	2011 to 2017

	Vice President – Product Engineering	2006 to 2010

	Plant Manager – Productos de Agua, S. de R.L. de C.V.	1998 to 2005

Anindadeb V. DasGupta (54)	Senior Vice President	2018 to Present

	President – A. O. Smith Holdings (Barbados) SRL	2018 to Present

	Vice President, Global Head Strategic Marketing; Global Head e-commerce; Global GM Flex & Signage Business Lines – OSRAM GmbH, Munich and Hong Kong	2014 to 2018

Wallace E. Goodwin (64)	Senior Vice President	2018 to Present

	President and General Manager – Lochinvar, LLC	2018 to Present

	Senior Vice President and General Manager – Lochinvar, LLC	2011 to 2017

	President – APCOM, a division of State Industries, LLC	1999 to 2011

Robert J. Heideman (53)	Senior Vice President – Chief Technology Officer	2013 to Present

	Senior Vice President – Engineering & Technology	2011 to 2012

	Senior Vice President – Corporate Technology	2010 to 2011

	Vice President – Corporate Technology	2007 to 2010

	Director – Materials	2005 to 2007

	Section Manager	2002 to 2005

D. Samuel Karge (45)	Senior Vice President	2018 to Present

	President – North America Water Treatment	2018 to Present

	Vice President, Sales and Marketing – Zurn Industries	2016 to 2018

	Vice President & Platform Leader – Pentair Residential Filtration	2012 to 2016

Name (Age)	Positions Held	Period Position Was Held
Daniel L. Kempken (47)	Senior Vice President – Strategy and Corporate Development	2019 to Present

	Vice President and Controller	2011 to 2019

Charles T. Lauber (57)	Executive Vice President and Chief Financial Officer	2019 to Present

	Senior Vice President, Strategy and Corporate Development	2013 to 2019

	Senior Vice President – Chief Financial Officer – A. O. Smith Water Products Company	2006 to 2012

	Vice President – Global Finance – A. O. Smith Electrical Products Company	2004 to 2006

	Vice President and Controller – A. O. Smith Electrical Products Company	2001 to 2004

	Director of Audit and Tax	1999 to 2001

Peter R. Martineau (65)	Senior Vice President – Chief Information Officer	2016 to Present

	Vice President – Business Transformation	2013 to 2015

	Vice President – Customer Satisfaction	2010 to 2012

Mark A. Petrarca (56)	Senior Vice President – Human Resources and Public Affairs	2006 to Present

	Vice President – Human Resources and Public Affairs	2005 to 2006

	Vice President – Human Resources – A. O. Smith Water Products Company	1999 to 2004

Ajita G. Rajendra (68)	Executive Chairman	2018 to Present

	Chairman and Chief Executive Officer	2017 to 2018

	Chairman, President and Chief Executive Officer	2014 to 2017

	President and Chief Executive Officer	2013 to 2014

	President and Chief Operating Officer	2011 to 2012

	Executive Vice President	2006 to 2011

	President – A. O. Smith Water Products Company	2005 to 2011

	Senior Vice President	2005 to 2007

James F. Stern (57)	Executive Vice President, General Counsel and Secretary	2007 to Present

	Partner – Foley & Lardner LLP	1997 to 2007

David R. Warren (56)	Senior Vice President	2017 to Present

	President and General Manager – North America Water Heater	2017 to Present

	Vice President – International	2008 to 2017

	Managing Director – A.O. Smith Water Products Company B.V.	2004 to 2008

	Director, Reliance Sales	2002 to 2004

	Regional Sales Manager	1999 to 2002

	District Sales Manager	1990 to 1996

	Sales Coordinator	1989 to 1990

Name (Age)	Positions Held	Period Position Was Held
Kevin J. Wheeler (60)	President and Chief Executive Officer	2018 to Present

	President and Chief Operating Officer	2017 to 2018

	Senior Vice President	2013 to 2017

	President and General Manager – North America, India and Europe Water Heating	2013 to 2017

	Senior Vice President and General Manager – North America, India and Europe – A. O. Smith Water Products Company	2011 to 2012

	Senior Vice President and General Manager – U.S. Retail – A. O. Smith Water Products Company	2007 to 2011

	Vice President – International – A. O. Smith Water Products Company	2004 to 2007

	Managing Director – A. O. Smith Water Products Company B.V.	1999 to 2004

PART II
ITEM 5
-
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)
Market Information
. Our Common Stock is listed on the New York Stock Exchange under the symbol AOS. Our Class A Common Stock is not listed. EQ Shareowner Services, P.O. Box 64874, St. Paul, Minnesota, 55164-0874 serves as the registrar, stock transfer agent and the dividend reinvestment agent for our Common Stock and Class A Common Stock.
(b)
Holders
. As of January 31, 2020, the approximate number of stockholders of record of Common Stock and Class A Common Stock were 592 and 160, respectively. The actual number of stockholders is greater than this number of holders of record, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of stockholders of record also does not include stockholders whose shares may be held in trust by other entities.
(c)	Dividends . Dividends declared on the common stock are shown in Note 18 of Notes to Consolidated Financial Statements appearing elsewhere herein.
(d)
Stock Repurchases
. In the second quarter of 2019, our Board of Directors approved adding three million shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, we may purchase our Common Stock through a combination of Rule
10b5-1
automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule
10b5-1
automatic trading plan that we may then have in effect. In 2019, we repurchased 6,113,038 shares at an average price of $47.06 per share and at a total cost of $287.7 million. As of December 31, 2019, there were 2,962,215 shares remaining on the existing repurchase authorization.
The following table sets forth the number of shares of common stock we repurchased during the fourth quarter of 2019:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 1 – October 31, 2019	414,700	$48.17	414,700	3,739,015
November 1 – November 30, 2019	370,800	50.20	370,800	3,368,215
December 1 – December 31, 2019	406,000	47.02	406,000	2,962,215
(e)
Performance Graph
. The following information in this Item 5 of this Annual Report on Form
10-K
is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The graph below shows a five-year comparison of the cumulative shareholder return on our Common Stock with the cumulative total return of the Standard & Poor’s (S&P) 500 Index, S&P 500 Select Industrials Index, which are published indices.
Comparison of Five-Year Cumulative Total Return
From December 31, 2014 to December 31, 2019
Assumes $100 Invested with Reinvestment of Dividends

	Base Period	Indexed Returns
Company/Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
A. O. Smith Corporation	100.0	137.3	171.6	224.5	158.5	180.1
S&P 500 Index	100.0	101.4	113.5	138.3	132.2	173.8
S&P 500 Select Industrial Index	100.0	95.8	115.1	142.8	123.8	160.2

ITEM 6 – SELECTED FINANCIAL DATA

(dollars in millions, except per share amounts)
	Years ended December 31,
	2019	2018	2017 (1)	2016 (2)	2015
Net sales	$2,992.7	$3,187.9	$2,996.7	$2,685.9	$2,536.5
Net earnings (1)	$370.0	$444.2	$296.5	$326.5	$282.9
Basic earnings per share of common stock (1,2)
Net earnings	$2.24	$2.60	$1.72	$1.87	$1.59
Diluted earnings per share of common stock (1,2)
Net earnings	$2.22	$2.58	$1.70	$1.85	$1.58
Cash dividends per common share (2)	$0.90	$0.76	$0.56	$0.48	$0.38

	Years ended December 31,
	2019	2018	2017	2016	2015
Total assets	$3,058.0	$3,071.5	$3,197.4	$2,891.0	$2,629.2
Long-term debt (3)	277.2	221.4	402.9	316.4	236.1
Total stockholders’ equity	1,666.8	1,717.0	1,644.9	1,511.4	1,442.3
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

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Our company is comprised of two reporting segments: North America and Rest of World. Our Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential and commercial gas and electric water heaters, boilers, tanks and water treatment products. Both segments primarily manufacture and market in their respective regions of the world. Our Rest of World segment also manufactures and markets in-home
air purification products in China.
In our North America segment, we project our sales in the U.S. will grow approximately six percent in 2020 compared to 2019 due to higher water heater and boiler volumes resulting from expected industry-wide new construction growth and expansion of replacement demand. We continued to expand our North America water treatment platform in 2019 by acquiring Water-Right, Inc. and its affiliated entities (Water-Right) in April 2019. We expect sales of North America water treatment products to increase by 20 to 25 percent in 2020, compared to 2019, primarily due to volume growth and a full year of Water-Right sales.
In our Rest of World segment, we expect 2020 China sales to grow by approximately one percent in U.S. dollar terms and approximately 2.5 percent in local currency compared with 2019, as we believe the Chinese economy will continue to be weak. In addition, we expect our sales in India to grow between 15 and 20 percent in 2020 from approximately $39 million in 2019.
Combining all of these factors, we expect our consolidated sales to grow 4.5 to 5.5 percent in 2020. Our 2020 guidance introduced on January 28, 2020, excludes the potential impact to our businesses from the coronavirus originating in China. As of the date of this filing, while not yet quantifiable, we now expect the coronavirus will have a material adverse impact on our operating results in the first quarter of 2020 and we continue to assess the financial impact for the remainder of 2020.
Our stated acquisition strategy includes a number of our water-related strategic initiatives. We will seek to continue to grow our core residential and commercial water heating, boiler and water treatment businesses throughout the world. We will also continue to look for opportunities to add to our existing operations in high growth regions demonstrated by our introduction of water treatment products in India and Vietnam and air purification products as well as range hoods and cooktops in China.
RESULTS OF OPERATIONS
Our sales in 2019 were $2,993 million, a decline of 6.1 percent compared to our 2018 sales of $3,188 million. The decrease in 2019 sales was primarily due to a 23 percent decline in China sales in U.S. dollar terms, which was largely a result of weaker end-market
demand in the region, year over year channel inventory shifts, and a higher mix of sales of mid-price
products versus premium price products than in the prior year. Excluding the unfavorable impact from currency translation, China sales declined 19 percent in 2019. The sales reduction in China more than offset the benefits of higher sales in North America, which were primarily a result of higher sales of water treatment products, including incremental sales from our acquisition, Water-Right, and water heater pricing actions related to steel and freight cost increases. The increase in North America sales was partially offset by lower residential water heater volumes. Our sales in 2018 were a company record $3,188 million surpassing 2017 sales of $2,997 million by 6.4 percent. The increase in sales in 2018 was primarily due to pricing actions related to higher steel costs and higher sales of boilers and residential water heaters in the U.S. as well as higher sales of water treatment products in China. Our global water treatment sales grew to approximately $400 million in 2018. Total sales in China grew four percent in 2018. Excluding the impact of the appreciation of the Chinese currency against the U.S. dollar, our sales in China increased almost two percent in 2018.
Our gross profit margin in 2019 of 39.5 percent declined compared to our gross profit margin of 41.0 percent in 2018 primarily due to the lower sales volumes in China and a higher mix of mid-price
products, which have lower margins, in that region. Our gross profit margin in 2018 of 41.0 percent was essentially flat compared to our gross profit margin of 41.1 percent in 2017.
Selling, general and administrative (SG&A) expenses were $715.6 million in 2019 or $38.2 million lower than in 2018. The decrease in SG&A expenses in 2019 was primarily due to lower advertising and selling expenses in China. SG&A expenses were $31.0 million higher in 2018 than in 2017. The increase in SG&A expenses in 2018 to $753.8 million was primarily due to higher advertising expenses related to brand building and higher product development engineering expenses in China.
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

We are providing
non-U.S.
Generally Accepted Accounting Principles (GAAP) measures (adjusted earnings, adjusted earnings per share, and adjusted segment earnings) that exclude restructuring and impairment expenses. Reconciliations to measures on a GAAP basis are provided later in this section. We believe that the measures of adjusted earnings, adjusted EPS, and adjusted segment earnings provide useful information to investors about our performance and allow management and our investors to better understand our performance between periods without regard to items we do not consider to be a component of our core operating performance.
Interest expense was $11.0 million in 2019 compared to $8.4 million in 2018 and $10.1 million in 2017. The increase in interest expense in 2019 was primarily due to higher debt levels to fund the acquisition of Water-Right and share repurchase activity. The decline in interest expense in 2018 compared to 2017 was a result of lower debt levels, primarily due to the repatriation of approximately $312 million of cash from outside of the U.S, which was primarily used to pay down floating rate debt, as well as to fund our share repurchase activity and dividend payments. This decline was partially offset by higher interest rates in 2018.
Other income was $18.0 million in 2019 compared to $21.2 million in 2018 and $21.3 million in 2017. The decrease in other income in 2019 compared to 2018 was primarily due to lower non-service
cost related pension income and lower interest income.
Pension income in 2019 was $6.2 million compared to $8.7 million in 2018 and $9.1 million in 2017. The service cost component of our pension income is reflected in cost of products sold and SG&A expenses. All other components of our pension income are reflected in other income.
Our effective income tax rate was 21.6 percent in 2019, compared with 20.4 percent in 2018 and 43.1 percent in 2017. Our effective income tax rates in 2019 and 2018 were lower than our adjusted effective income tax rate in 2017 due to lower federal income taxes related to the U.S. Tax Cuts and Jobs Act of 2017 (U.S. Tax Reform). Our effective income tax rate in 2019 was higher than 2018 primarily due to a change in geographic earnings mix. The effective income tax rate in 2017 was significantly higher due to one-time
charges associated with U.S. Tax Reform of $81.8 million, primarily related to the mandatory repatriation tax on undistributed foreign earnings that we are required to pay over eight years. Excluding the impact of the U.S. Tax Reform one-time
charges, our adjusted effective income tax rate was 27.4 percent in 2017. We estimate our annual effective income tax rate for the full year 2020 will be approximately 21.5 to 22.0 percent.
North America
Sales in our North America segment were $2,084 million in 2019 or $39 million higher than sales of $2,045 million in 2018. The increase in segment sales was primarily due to the incremental Water-Right sales of $44 million, water heater pricing actions related to steel and freight cost increases, and higher sales of water treatment products, which were partially offset by lower residential water heater volumes. Sales in our North America segment were $2,045 million in 2018 or $140 million higher than sales of $1,905 million in 2017. The increase in sales in 2018 compared to 2017 was primarily due to pricing actions related to higher steel costs and higher volumes of boilers and residential water heaters in the U.S. North America water treatment sales, including a full year of sales from Hague, which we purchased in 2017, and the launch of products at Lowe’s commencing in August 2018, incrementally added approximately $29 million of sales in 2018.
North America segment earnings were $488.9 million in 2019 compared to segment earnings of $464.1 million and $428.6 million in 2018 and 2017, respectively. Segment margins were 23.5 percent, 22.7 percent and 22.5 percent in 2019, 2018 and 2017, respectively. Adjusted segment earnings and segment margin in 2018, which exclude restructuring and impairment expenses, were $470.8 million and 23.0 percent, respectively. The higher segment earnings and segment margin in 2019 compared to 2018 adjusted segment earnings and adjusted segment margin were primarily a result of pricing actions, lower steel costs, and higher sales of water treatment products, that included incremental volumes from our acquisition, Water-Right. These increases were partially offset by the unfavorable impact from lower residential water heater volumes. The higher adjusted segment earnings and adjusted segment margin in 2018 compared to 2017 were primarily due to the favorable impact from higher sales of residential water heaters and boilers and pricing actions in the U.S. that were partially offset by higher steel costs and one-time
expenses associated with the launch of water treatment products at Lowe’s. We estimate our 2020 North America segment margin will be between 23.25 and 24.25 percent.
Rest of World
Sales in our Rest of World segment in 2019 were $936 million or $238 million lower than sales of $1,174 million in 2018. Lower sales in 2019 compared to 2018 was largely a result of decreased China sales which declined 23 percent in U.S. dollar terms and 19 percent in local currency terms. The decline in China sales was primarily due to weaker end-market
demand, elevated channel inventory levels for the first three quarters of 2019 that returned to a more normal range of two to three months by the end of 2019, and a higher mix of mid-price
products versus premium priced products. In addition, the weaker Chinese currency unfavorably impacted translated sales by approximately $39 million. Sales in India grew approximately 13 percent in 2019 compared to 2018. Sales in China grew four percent in 2018 compared to 2017 primarily due to higher sales of water treatment products, including consumables, which were partially offset by lower sales of electric water heaters and air purifiers. The appreciation of the Chinese currency against the U.S. dollar contributed approximately $23 million to segment sales in 2018. Excluding the benefit of the Chinese currency appreciation, sales in China increased 1.9 percent in 2018. Water heater and water treatment sales in India increased $8 million, over 30 percent, in 2018 compared to 2017.
Rest of World segment earnings were $40.2 million in 2019 compared to segment earnings of $149.3 million in both 2018 and 2017. Segment margins were 4.3 percent in 2019 compared to 12.7 percent and 13.4 percent in 2018 and 2017, respectively. The decline in 2019 segment earnings and margin compared to 2018 was primarily due to lower sales in China and a higher mix of mid-price
products, which have lower margins, that when combined, more than offset benefits to profits from lower SG&A expenses and material costs in that region. Currency translation reduced segment earnings by approximately $3.0 million in 2019 compared to 2018. Segment earnings in 2018 were flat compared to 2017 primarily due to higher water treatment product sales and improved performance in India that were offset by lower sales of electric water heaters and air purifiers in China as well as higher SG&A expenses. Higher SG&A expenses in China were primarily due to higher advertising expenses related to brand building and higher product development engineering expenses. Segment margin declined in 2018 compared to 2017 as a result of the factors above.    We expect our 2020 Rest of World segment margin will be approximately five percent.
LIQUIDITY AND CAPITAL RESOURCES
Our working capital was $733.9 million at December 31, 2019 compared with $853.2 million and $973.1 million at December 31, 2018 and December 31, 2017, respectively. Approximately $165 million in foreign cash, cash equivalents and marketable securities was repatriated in 2019 and utilized to repay floating rate debt, pay dividends and repurchase shares. The decline in cash, cash equivalents and marketable securities and sales-related decreases in accounts receivable partially offset by lower accounts payable balances explains the majority of the decline in working capital in 2019. Approximately $312 million in foreign cash was repatriated in 2018 and utilized to repay floating rate debt, pay dividends and repurchase shares. The decline in cash, cash equivalents and marketable securities balances more than offset sales-related increases in accounts receivable and explains the majority of the decline in working capital in 2018. As of December 31, 2019, essentially all of our $551.4 million of cash, cash equivalents and marketable securities was held by our foreign subsidiaries. We expect to repatriate approximately $150 million in the first half of 2020 and use the proceeds to repay floating rate debt.
Cash provided by operating activities during 2019 was $456.2 million compared with $448.9 million during 2018 and $326.4 million during 2017. The increase in cash flows in 2019 compared with 2018 was primarily due to lower outlays for working capital which offset lower earnings in 2019. The increase in cash flows in 2018 compared to 2017 was primarily due to higher earnings and lower outlays for working capital in 2018.
Our capital expenditures were $64.4 million in 2019, $85.2 million in 2018 and $94.2 million in 2017. We broke ground in 2016 on the construction of a new water treatment and air purification products manufacturing facility in Nanjing, China, to support the expected growth of these products in China. The facility became operational in May 2018. Included in 2018 capital expenditures were approximately $13 million related to capacity expansion in China. Included in 2017 capital expenditures were approximately $24 million related to capacity expansion in China. For 2020, we project approximately $80 million of capital expenditures and approximately $85 million of depreciation and amortization expense.
In December 2016, we completed a $500 million multi-currency five-year revolving credit facility with a group of nine banks. The facility has an accordion provision which allows it to be increased up to $700 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of December 31, 2019. The facility backs up commercial paper and credit line borrowings, and it expires on December 15, 2021. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings as well as drawings under the facility are classified as long-term debt.
At December 31, 2019, we had available borrowing capacity of $336.0 million under this facility. We believe that our combination of cash, available borrowing capacity and operating cash flow will provide sufficient funds to finance our existing operations for the foreseeable future.
Our total debt increased to $284.0 million at December 31, 2019 compared with $221.4 million at December 31, 2018. We repatriated approximately $150 million cash and paid down debt, which was more than offset by the purchase of Water-Right and share repurchase activity exceeding cash generation in the U.S. As a result, our leverage, as measured by the ratio of total debt to total capitalization, was 14.6 percent at the end of 2019 compared with 11.4 percent at the end of 2018.

Our U.S. pension plan continues to meet all funding requirements under ERISA regulations. We were not required to make a contribution to our pension plan in 2019. We forecast that we will not be required to make a contribution to the plan in 2020, and we do not plan to make any voluntary contributions in 2020. For further information on our pension plans, see Note 13 of Notes to Consolidated Financial Statements.
In 2019, we repurchased 6,113,038 shares at an average price of $47.06 per share and a total cost of $287.7 million. Our Board of Directors increased the number of shares we are authorized to repurchase by 3,000,000 shares at its June 2019 meeting. A total of 2,962,215 shares remained on the existing repurchase authorization at December 31, 2019. Depending on factors such as stock price, working capital requirements and alternative investment opportunities, such as acquisitions, we expect to spend approximately $200 million on share repurchase activity in 2020 using a combination of a
10b5-1
repurchase plan and opportunistic purchases.
We have paid dividends for 80 consecutive years with annual amounts increasing each of the last 28 years. We paid dividends of $0.90 per share in 2019 compared with $0.76 per share in 2018. We increased our dividend by nine percent in the fourth quarter of 2019, and the five-year compound annual growth rate of our dividend is approximately 25 percent.
Aggregate Contractual Obligations
A summary of our contractual obligations as of December 31, 2019, is as follows:

(dollars in millions)		Payments due by period
Contractual Obligations	Total	Less Than 1 year	1 - 2 Years	3 - 5 Years	More than 5 years
Long-term debt	$284.0	$6.8	$177.6	$20.1	$79.5
Fixed rate interest	26.0	3.7	6.8	5.7	9.8
Operating leases	64.9	14.0	19.5	8.6	22.8
Purchase obligations	145.9	145.8	0.1	—	—
Pension and post-retirement obligations	49.3	9.8	2.2	2.0	35.3

Total	$570.1	$180.1	$206.2	$36.4	$147.4

As of December 31, 2019, our liability for uncertain income tax positions was $9.7 million. Due to the high degree of uncertainty regarding timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
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

Goodwill and Indefinite-lived Intangible Assets
In conformity with U.S. Generally Accepted Accounting Principles (GAAP), goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. We perform impairment reviews for our reporting units using a fair-value method based on management’s judgments and assumptions. The fair value represents the estimated amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. We are subject to financial statement risk to the extent that goodwill and indefinite-lived intangible assets become impaired. Any impairment review is, by its nature, highly judgmental as estimates of future sales, earnings and cash flows are utilized to determine fair values. However, we believe that we conduct thorough and competent annual valuations of goodwill and indefinite-lived intangible assets and that there has been no impairment in goodwill or indefinite-lived assets in 2019.
Product warranty
Our products carry warranties that generally range from one to ten years and are based on terms that are generally accepted in the market. We provide for the estimated cost of product warranty at the time of sale. The product warranty provision is estimated based upon warranty loss experience using actual historical failure rates and estimated costs of product replacement. The variables used in the calculation of the provision are reviewed at least annually. At times, warranty issues may arise which are beyond the scope of our historical experience. We provide for any such warranty issues as they become known and estimable. While our warranty costs have historically been within calculated estimates, it is possible that future warranty costs could differ significantly from those estimates. The allocation of the warranty liability between current and long-term is based on the expected warranty liability to be paid in the next year as determined by historical product failure rates. At December 31, 2019 and 2018, our reserve for product warranties was $134.3 million and $139.4 million, respectively.
Product liability
Due to the nature of our products, we are subject to product liability claims in the normal course of business. We maintain insurance to reduce our risk. Most insurance coverage includes self-insured retentions that vary by year. In 2019, we maintained a self-insured retention of $7.5 million per occurrence with an aggregate insurance limit of $125.0 million.
We establish product liability reserves for our self-insured retention portion of any known outstanding matters based on the likelihood of loss and our ability to reasonably estimate such loss. There is inherent uncertainty as to the eventual resolution of unsettled matters due to the unpredictable nature of litigation. We make estimates based on available information and our best judgment after consultation with appropriate advisors and experts. We periodically revise estimates based upon changes to facts or circumstances. We also utilize an actuary to calculate reserves required for estimated incurred but not reported claims as well as to estimate the effect of adverse development of claims over time. At December 31, 2019 and 2018, our reserve for product liability was $33.1 million and $39.3 million, respectively.
Pensions
We have significant pension benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumption for the expected return on plan assets was 7.15 percent in 2019 and 2018. The discount rate used to determine net periodic pension costs increased to 4.32 percent in 2019 from 3.65 percent in 2018. For 2020, our expected return on plan assets is 6.75 percent and our discount rate is 3.18 percent.
In developing our expected return on plan assets, we evaluate our pension plan’s current and target asset allocation, the expected long-term rates of return of equity and bond indices and the actual historical returns of our pension plan. Our plan’s target allocation to equity managers is approximately 30 to 60 percent, with the remainder allocated primarily to bond managers, private equity managers and real estate managers. Our actual asset allocation as of December 31, 2019, was 42 percent to equity managers, 47 percent to bond managers, 10 percent to real estate managers, and one percent to private equity managers. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. Our pension plan’s historical ten-year
and
25-year
compounded annualized returns are 9.2 percent and 9.3 percent, respectively. We believe that with our target allocation and the expected long-term returns of equity and bond indices as well as our actual historical returns, our 6.75 percent expected return on plan assets for 2020 is reasonable.

The discount rate assumptions used to determine future pension obligations at December 31, 2019 and 2018 were based on the Aon AA Only Above Median yield curve, which was designed by Aon to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The AA Only Above Median yield curve represents a series of annual discount rates from bonds with AA minimum average rating as rated by Moody’s Investor Service, Standard & Poor’s and Fitch Ratings. We will continue to evaluate our actuarial assumptions at least annually, and we will adjust the assumptions as necessary.
We recognized pension income of $6.2 million, $8.7 million, and $9.1 million in 2019, 2018, and 2017, respectively.
Costs associated with our replacement retirement plan in 2019 were approximately $6 million, consistent with 2018. We made changes to our pension plan including closing the plan to new entrants effective January 1, 2010, and the sunset of our plan for the majority of our employees on December 31, 2014. Lowering the expected return on plan assets by 25 basis points would decrease our net pension income for 2019 by approximately $1.9 million. Lowering the discount rate by 25 basis points would increase our 2019 net pension income by approximately $0.4 million.
In 2019, as part of our strategy to
de-risk
our defined benefit pension plan, the qualified defined benefit pension plan purchased a group annuity contract whereby an unrelated insurance company assumed a $31 million obligation to pay and administer future annuity payments for certain retirees and beneficiaries.
Non-GAAP
Measures
We provide
non-GAAP
measures (adjusted earnings, adjusted earnings per share (EPS) and adjusted segment earnings) that exclude restructuring and impairment expenses in 2018 and the impact of a one-time
charge associated with U.S. Tax Reform in 2017.
We believe that the measures of adjusted earnings, adjusted EPS, and adjusted segment earnings provide useful information to investors about our performance and allow management and our investors to better understand our performance between periods without regard to items we do not consider to be a component of our core operating performance.

A. O. SMITH CORPORATION
Adjusted Earnings and Adjusted EPS
(dollars in millions, except per share data)
(unaudited)
The following is a reconciliation of net earnings and diluted earnings per share (EPS) to adjusted earnings
(non-GAAP)
and adjusted EPS
(non-GAAP):

	Years ended December 31,
	2019	2018	2017
Net Earnings (GAAP)	$370.0	$444.2	$296.5
Restructuring and impairment expenses, before tax (1)	—	6.7	—
Tax effect of restructuring and impairment expenses	—	(1.7)	—
U.S. Tax Reform income tax expense (2)	—	—	81.8

Adjusted Earnings	$370.0	$449.2	$378.3

Diluted EPS (GAAP)	$2.22	$2.58	$1.70
Restructuring and impairment expenses per diluted share (1)	$—	$0.4	$—
Tax effect of restructuring and impairment expenses per diluted share	—	(0.1)	—
U.S. Tax Reform income tax expense (2)	—	—	0.47

Adjusted EPS	$2.22	$2.61	$2.17

The following is a reconciliation of reported segment earnings to adjusted segment earnings
(non-GAAP):

	Years ended December 31,
	2019	2018	2017
Segment Earnings (GAAP)
North America	$488.9	$464.1	$428.6
Rest of World	40.2	149.3	149.3

Total Segment Earnings (GAAP)	$529.1	$613.4	$577.9

Adjustments
North America (1)	$—	$6.7	$—
Rest of World	—	—	—

Total Adjustments	$—	$6.7	$—

Adjusted Segment Earnings
North America	$488.9	$470.8	$428.6
Rest of World	40.2	149.3	149.3

Total Adjusted Segment Earnings	$529.1	$620.1	$577.9

(1)	We recognized $6.7 million of restructuring and impairment expenses in connection with the move of manufacturing operations from our Renton, Washington facility to other U.S. facilities. For additional information, see Note 5 of Notes to Consolidated Financial Statements.

(2)	Excluding the impact of
one-time
U.S. Tax Reform charges, our 2017 adjusted effective income tax rate was 27.4 percent as compared to our effective income tax rate of 43.1 percent in 2017. For additional information, see Note 15 of Notes to Consolidated Financial Statements.

Outlook
We expect higher boiler, water heater, and water treatment sales in North America in 2020 and project segment sales to grow by approximately six percent compared to 2019. Although China channel inventory levels have normalized to the range of two to three months, we believe the Chinese economy will remain weak in 2020 and expect that 2020 sales in China will increase by one percent in U.S. dollar terms and 2.5 percent in local currency terms. As a result, we expect our consolidated sales to grow between 4.5 to 5.5 percent in 2020. We plan to achieve full-year earnings of between $2.40 and $2.50 per share, which excludes the potential impacts from future acquisitions. Our 2020 guidance above which was introduced on January 28, 2020, excludes the potential impact on our businesses from the coronavirus originating in China. As of the date of this filing, while not yet quantifiable, we now expect the effects of the coronavirus to have a material adverse impact on our operating results in the first quarter of 2020 and we continue to assess the financial impact for the remainder of the year.

OTHER MATTERS
Environmental
Our operations are governed by a number of federal, foreign, state, local and environmental laws concerning the generation and management of hazardous materials, the discharge of pollutants into the environment and remediation of sites owned by the company or third parties. We have expended financial and managerial resources complying with such laws. Expenditures related to environmental matters were not material in 2019 and we do not expect them to be material in any single year. We have reserves associated with environmental obligations at various facilities and we believe these reserves together with available insurance coverage are sufficient to cover reasonably anticipated remediation costs. Although we believe that our operations are substantially in compliance with such laws and maintain procedures designed to maintain compliance, there are no assurances that substantial additional costs for compliance will not be incurred in the future. However, since the same laws govern our competitors, we should not be placed at a competitive disadvantage.
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
We enter into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. At December 31, 2019, we had net foreign currency contracts outstanding with notional values of $205.6 million. Assuming a hypothetical ten percent movement in the respective currencies, the potential foreign exchange gain or loss associated with the change in exchange rates would amount to $20.6 million. However, gains and losses from our forward contracts will be offset by gains and losses in the underlying transactions being hedged.
Our earnings exposure related to movements in interest rates is primarily derived from outstanding floating-rate debt instruments that are determined by short-term money market rates. At December 31, 2019, we had $164.0 million in outstanding floating-rate debt with a weighted-average interest rate of 2.5 percent at year end. A hypothetical ten percent annual increase or decrease in the year-end
average cost of our outstanding floating-rate debt would result in a change in annual pre-tax
interest expense of approximately $0.4 million.
Forward-Looking Statements
This filing contains statements that the Company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “continue,” “guidance” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: a further weakening of the Chinese economy and/or a further decline in the growth rate of consumer spending or housing sales in China; negative impact to the company’s businesses as a result of the coronavirus, originating in China; negative impact to the company’s businesses from international tariffs and trade disputes; potential weakening in the high-efficiency boiler segment in the U.S.; significant volatility in raw material prices; inability of the company to implement or maintain pricing actions; potential weakening in U.S. residential or commercial construction or instability in the company’s replacement markets; foreign currency fluctuations; the company’s inability to successfully integrate or achieve its strategic objectives resulting from acquisitions; competitive pressures on the company’s businesses; the impact of potential information technology or data security breaches; changes in government regulations or regulatory requirements; and adverse developments in general economic, political and business conditions in key regions of the world. Forward-looking statements included in this filing are made only as of the date of this filing, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Market Risk” above.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
A. O. Smith Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of A. O. Smith Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Product Warranty Liability Valuation

Description of the Matter
At December 31, 2019, the Company’s product warranty liability was $134.3 million. As discussed in Note 1 of the consolidated financial statements, the Company records a liability for the expected cost of warranty-related claims at the time of sale. The product warranty liability is estimated based upon warranty loss experience using actual historical failure rates and estimated cost of product replacement. Products generally carry warranties from one to ten years. The Company performs separate warranty calculations based on the product type and the warranty term and aggregates them.

Auditing the product warranty liability was complex due to the judgmental nature of the warranty loss experience assumptions, including the estimated product failure rate and the estimated cost of product replacement. In particular, it is possible that future product failure rates may not be reflective of historical product failure rates, or that a product quality issue has not yet been identified as of the financial statement date. Additionally, the cost of product replacement could differ from estimates due to fluctuations in the replacement cost of the product.

How We Addressed the Matter in our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s product warranty liability calculation. For example, we tested controls over management’s review of the product warranty liability calculation, including the significant assumptions and the data inputs to the calculation.

To test the Company’s calculation of the product warranty liability, our audit procedures included, among others, evaluating the methodology used, and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We tested the validity and categorization of claims by product type and warranty period within the calculation and tested the completeness of the claims data against the Company’s claim log. We recalculated the historical failure rates using actual claims data. We compared the estimated cost of replacement included in the product warranty liability with the current costs to manufacture a comparable product. We also analyzed subsequent claims data to identify changes in failure trends and assessed the historical accuracy of the prior year liability. Further, we inquired of operational and quality control personnel regarding quality issues and trends.

Accounting for Acquisitions – Valuation of Water-Right, Inc. Intangible Assets

Description of the Matter
During 2019, the Company completed its acquisition of Water-Right, Inc. for consideration of $107.0 million, net of cash acquired, as discussed in Note 3 to the consolidated financial statements. The transaction was accounted for using the purchase method of accounting.

Auditing the Company’s accounting for its acquisition of Water-Right, Inc. was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of identified intangible assets of $60.4 million, which principally consisted of customer relationships and trademarks. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The significant assumptions used to estimate the value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results (including revenue growth rates, attrition rates and royalty rates). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over its accounting for acquisitions. For example, we tested controls over the estimation process supporting the measurement of customer relationships and trademark intangible assets, including management’s review of the significant assumptions used in the valuation models.

To test the estimated fair value of the customer relationship and trademark intangible assets, our audit procedures included, among others, evaluating the Company’s valuation methodology, and testing the significant assumptions discussed above including the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We compared the revenue growth rates to third-party industry projections for the water treatment and purification market and to the historical performance of the acquired business. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates. For example, we evaluated the discount rates by comparing them to discount rate ranges that were independently developed using publicly available market data for comparable peers. We also compared the customer attrition rates to historical customer retention rates and the royalty rate to relevant comparable licensing agreements.

/s/ Ernst & Young LLP
We have served as A. O. Smith Corporation’s auditor since 1917.
Milwaukee, Wisconsin
February 24, 2020

CONSOLIDATED BALANCE SHEETS

December 31 (dollars in millions)
	2019	2018
Assets
Current Assets
Cash and cash equivalents	$374.0	$259.7
Marketable securities	177.4	385.3
Receivables	589.5	647.3
Inventories	303.0	304.7
Other current assets	56.5	41.5

Total Current Assets	1,500.4	1,638.5
Net property, plant and equipment	545.4	540.0
Goodwill	546.0	513.0
Other intangibles	338.4	293.1
Operating lease assets	46.9	—
Other assets	80.9	86.9

Total Assets	$3,058.0	$3,071.5

Liabilities
Current Liabilities
Trade payables	$509.6	$543.8
Accrued payroll and benefits	64.6	79.4
Accrued liabilities	143.7	120.4
Product warranties	41.8	41.7
Long-term debt due within one year	6.8	—

Total Current Liabilities	766.5	785.3
Long-term debt	277.2	221.4
Product warranties	92.4	97.7
Pension liabilities	27.8	49.4
Long-term operating lease liabilities	38.7	—
Other liabilities	188.6	200.7

Total Liabilities	1,391.2	1,354.5
Commitments and contingencies	—	—
Stockholders’ Equity
Preferred Stock	—	—
Class A Common Stock (shares issued 26,180,885 and 26,191,327)	130.9	131.0
Common Stock (shares issued 164,526,709 and 164,516,267)	164.5	164.5
Capital in excess of par value	509.0	496.7
Retained earnings	2,323.4	2,102.8
Accumulated other comprehensive loss	(348.3)	(350.8)
Treasury stock at cost	(1,112.7)	(827.2)

Total Stockholders’ Equity	1,666.8	1,717.0

Total Liabilities and Stockholders’ Equity	$3,058.0	$3,071.5

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF EARNINGS

Years ended December 31 (dollars in millions, except per share amounts)
	2019	2018	2017
Net sales	$2,992.7	$3,187.9	$2,996.7
Cost of products sold	1,812.0	1,882.4	1,764.3

Gross profit	1,180.7	1,305.5	1,232.4
Selling, general and administrative expenses	715.6	753.8	722.8
Restructuring and impairment expenses	—	6.7	—
Interest expense	11.0	8.4	10.1
Other income - net	(18.0)	(21.2)	(21.3)

Earnings before provision for income taxes	472.1	557.8	520.8
Provision for income taxes	102.1	113.6	224.3

Net Earnings	$370.0	$444.2	$296.5

Net Earnings Per Share of Common Stock	$2.24	$2.60	$1.72

Diluted Net Earnings Per Share of Common Stock	$2.22	$2.58	$1.70

CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

Years ended December 31 (dollars in millions)
	2019	2018	2017
Net Earnings	$370.0	$444.2	$296.5
Other comprehensive earnings (loss)
Foreign currency translation adjustments	(1.3)	(38.4)	52.7
Unrealized net gain (loss) on cash flow derivative instruments, less related income tax (provision) benefit of ($0.3) in 2019, ($0.1) in 2018 and $0.7 in 2017	0.9	0.2	(1.1)
Change in pension liability less related income tax (provision) benefit of $(1.0) in 2019, $4.3 in 2018 and $(7.5) in 2017	2.9	(13.1)	12.1

Comprehensive Earnings	$372.5	$392.9	$360.2

See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended December 31 (dollars in millions)
	2019	2018	2017
Operating Activities
Net earnings	$370.0	$444.2	$296.5
Adjustments to reconcile earnings to cash provided by (used in) operating activities:
Depreciation and amortization	78.3	71.9	70.1
U.S. Tax Reform income tax expense	—	—	81.8
Stock based compensation expense	13.3	10.1	9.9
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	32.6	(40.0)	(127.8)
Noncurrent assets and liabilities	(38.0)	(37.3)	(4.1)

Cash Provided by Operating Activities	456.2	448.9	326.4
Investing Activities
Acquisitions of businesses	(107.0)	—	(43.1)
Investments in marketable securities	(272.7)	(523.4)	(583.5)
Proceeds from sales of marketable securities	478.0	595.9	562.7
Capital expenditures	(64.4)	(85.2)	(94.2)

Cash Provided by (Used in) Investing Activities	33.9	(12.7)	(158.1)
Financing Activities
Long-term debt incurred (repaid)	62.6	(189.0)	86.5
Common stock repurchases	(287.7)	(202.6)	(139.1)
Net (payments) proceeds from stock option activity	(0.5)	0.9	(0.9)
Payment of contingent consideration	(1.0)	(2.3)	(1.7)
Dividends paid	(149.2)	(130.1)	(96.9)

Cash Used in Financing Activities	(375.8)	(523.1)	(152.1)

Net increase (decrease) in cash and cash equivalents	114.3	(86.9)	16.2
Cash and cash equivalents-beginning of year	259.7	346.6	330.4

Cash and Cash Equivalents-End of Year	$374.0	$259.7	$346.6

See accompanying notes, which are an integral part of these statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended December 31 (dollars in millions)
	2019	2018	2017
Class A Common Stock
Balance at the beginning of the year	$131.0	$131.2	$131.6
Conversion of Class A Common Stock	(0.1)	(0.2)	(0.4)

Balance at the end of the year	$130.9	$131.0	$131.2

Common Stock
Balance at the beginning of the year	$164.5	$164.5	$164.4
Conversion of Class A Common Stock	—	—	0.1

Balance at the end of the year	$164.5	$164.5	$164.5

Capital in Excess of Par Value
Balance at the beginning of the year	$496.7	$486.5	$477.6
Conversion of Class A Common Stock	0.1	0.2	0.3
Issuance of share units	(6.2)	(6.0)	(4.9)
Vesting of share units	(2.2)	(2.4)	(2.9)
Stock based compensation expense	12.9	10.1	9.2
Exercises of stock options	0.7	1.4	1.4
Stock incentives	7.0	6.9	5.8

Balance at the end of the year	$509.0	$496.7	$486.5

Retained Earnings
Balance at the beginning of the year	$2,102.8	$1,788.7	$1,589.1
Net earnings	370.0	444.2	296.5
Cash dividends on stock	(149.4)	(130.1)	(96.9)

Balance at the end of the year	$2,323.4	$2,102.8	$1,788.7

Accumulated Other Comprehensive Loss
Balance at the beginning of the year	$(350.8)	$(299.5)	$(363.2)
Foreign currency translation adjustments	(1.3)	(38.4)	52.7
Unrealized net gain (loss) on cash flow derivative instruments, less related income tax (provision) benefit of ($0.3) in 2019, ($0.1) in 2018 and $0.7 in 2017	0.9	0.2	(1.1)
Change in pension liability less related income tax benefit (provision) of $(1.0) in 2019, $4.3 in 2018 and $(7.5) in 2017	2.9	(13.1)	12.1

Balance at the end of the year	$(348.3)	$(350.8)	$(299.5)

Treasury Stock
Balance at the beginning of the year	$(827.2)	$(626.5)	$(488.1)
Exercise of stock options, net of 87,918, 54,180 and 160,856 shares surrendered as proceeds and to pay taxes in 2019, 2018 and 2017, respectively	(0.2)	(0.7)	(2.4)
Stock incentives and directors’ compensation	0.2	0.1	0.2
Shares repurchased	(287.7)	(202.6)	(139.1)
Vesting of share units	2.2	2.5	2.9

Balance at the end of the year	$(1,112.7)	$(827.2)	$(626.5)

Total Stockholders’ Equity	$1,666.8	$1,717.0	$1,644.9

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
Use of estimates
.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S.) requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.
Fair value of financial instruments.
The carrying amounts of cash, cash equivalents, marketable securities, receivables, floating rate debt and trade payables approximated fair value as of December 31, 2019 and 2018, due to the short maturities or frequent rate resets of these instruments. The fair value of term notes with insurance companies was approximately
 $
122.1

million as of December 31, 2019 compared with the carrying
amount of
$
120.0

million

for the same date. The fair value of term notes with insurance companies was approximately $120.0 million as of December 31, 2018 which approximated the carrying value.
Foreign currency translation
.
For all subsidiaries outside the U.S., with the exception of its Barbados, Hong Kong and Mexican companies and its non-operating
companies in the Netherlands, the Company uses the local currency as the functional currency. For those operations using a functional currency other than the U.S. dollar, assets and liabilities were translated into U.S. dollars at year-end
exchange rates, and revenues and expenses were translated at weighted-average exchange rates. The resulting translation adjustments were recorded as a separate component of stockholders’ equity. The Barbados, Hong Kong, Mexican and Netherlands companies use the U.S. dollar as the functional currency. Gains and losses from foreign currency transactions were included in net earnings and were not significant in 2019, 2018, or 2017.
Cash and cash equivalents
.
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Marketable securities
.
The Company considers all highly liquid investments with maturities greater than 90 days when purchased to be marketable securities. At December 31, 2019, the Company’s marketable securities consisted of bank time deposits with original maturities ranging from 180 days to 12 months and were primarily located at investment grade rated banks in China.
Inventory valuation.
Inventories are carried at lower of cost and net realizable value. Cost is determined on the last-in,
first-out
(LIFO) method for a majority of the Company’s domestic inventories, which comprised 61 percent and 64 percent of the Company’s total inventory at December 31, 2019 and 2018, respectively. Inventories of foreign subsidiaries, the remaining domestic inventories and supplies were determined using the first-in,
first-out
(FIFO) method.
Property, plant and equipment.
Property, plant and equipment are stated at cost. Depreciation is computed primarily by the straight-line
method. The estimated service lives used to compute depreciation are generally 25 to 50 years for buildings, three to 20 years for equipment and three to 15 years for software. Maintenance and repair costs are expensed as incurred.
Goodwill and other intangibles.
Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis. Separable intangible assets, primarily comprised of customer relationships, that are not deemed to have an indefinite life are amortized on a straight-line basis over their estimated useful lives which range from five to 25 years.

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
The Company records a liability for the expected cost of warranty-related claims at the time of sale and is estimated based on the warranty period, product type and loss experience using actual historical failure rates and estimated costs of product replacement. The variables used in the calculation of the provision are reviewed by the Company at least annually. At times, warranty issues may arise which are beyond the scope of the Company’s historical experience. The Company provides for any such warranty issues as they become known and estimable. The allocation of the warranty liability between current and long-term is based on expected warranty claims to be paid in the next year as determined by historical product failure rates.
The following table presents the Company’s product warranty liability activity in 2019 and 2018:

Years ended December 31 (dollars in millions)	2019	2018
Balance at beginning of year	$139.4	$141.2
Expense	44.3	40.7
Claims settled	(49.4)	(42.5)

Balance at end of year	$134.3	$139.4

Derivative instruments.
The Company utilizes certain derivative instruments to enhance its ability to manage currency as well as raw materials price risk. The Company does not enter into contracts for speculative purposes. The fair values of all derivatives are recorded in the consolidated balance sheets. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive loss (AOCL), depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. See Note 14, “Derivative Instruments” of the notes to consolidated financial statements for disclosure of the Company’s derivative instruments and hedging activities.
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
Assets measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	December 31, 2019	December 31, 2018
Quoted prices in active markets for identical assets (Level 1)	$177.4	$385.3
Significant other observable inputs (Level 2)	6.9	7.5

There were no changes in the valuation techniques used to measure fair values on a recurring basis.

1. Organization and Significant Accounting Policies (continued)
Revenue recognition.
Substantially all of the Company’s sales are from contracts with customers for the purchase of its products. Contracts and customer purchase orders are used to determine the existence of a sales contract. Shipping documents are used to verify shipment. For substantially all of its products, the Company transfers control of products to the customer at the point in time when title and risk are passed to the customer, which generally occurs upon shipment of the product. See Note
2
, “Revenue Recognition” for disclosure of the Company’s revenue recognition activities.
Advertising.
The majority of advertising costs are charged to operations as incurred and amounted to $110.7 million, $132.1 million and $126.9 million during 2019, 2018 and 2017, respectively. Included in total advertising costs are expenses associated with store displays for water heater, water treatment and air purification products in China that are amortized over 12 to 36 months which totaled $28.5 million, $38.7 million and $43.0 million during 2019, 2018 and 2017, respectively.
Research and development.
Research and development costs are charged to operations as incurred and amounted to $87.9 million, $94.0 million and $86.4 million during 2019, 2018 and 2017, respectively.
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
Stock-based compensation.
Compensation cost is recognized using the straight-line method over the vesting period of the award and forfeitures are recognized as they occur. In accordance with amended ASC 718, the Company recognized $2.3 million, $2.4 million, and $11.6 million of discrete income tax benefits on settled stock based compensation awards during 2019, 2018, and 2017 respectively.
Income taxes.
The provision for income taxes is computed using the asset and liability method, in accordance with ASC 740
Income Taxes
, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled and are classified as noncurrent in the consolidated balance sheet. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.
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

	2019	2018	2017
Denominator for basic earnings per share - weighted-average shares outstanding	165,450,441	170,589,345	172,666,056
Effect of dilutive stock options, restricted stock and share units	1,260,456	1,604,695	1,939,133

Denominator for diluted earnings per share	166,710,897	172,194,040	174,605,189

1. Organization and Significant Accounting Policies (continued)
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (FASB) amended Accounting Standards Codification (ASC) 740,
Income Taxes
(issued under Accounting Standards Update (ASU) 2019-12, “Simplifying the Accounting for Income Taxes”). This amendment removes certain exceptions to the general principles of ASC 740, and clarifies and amends existing guidance to improve consistent application. The amendment requires adoption on January 1, 2021, with early adoption permitted. The Company is currently evaluating the impact ASU 2019-12 will have on its consolidated financial statements.
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
In June 2016, the FASB issued ASC 326,
 Financial Instruments – Credit Losses
(issued under ASU
2016-13)
which modifies the measurement of expected credit losses on certain financial instruments. ASU
2016-13
requires adoption on January 1, 2020. The adoption of ASU
2016-13
will not have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.
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
Additionally, certain customers in China pay the Company prior to the shipment of products resulting in a customer deposits liability of $49.6 million and $47.0 million at December 31, 2019 and December 31, 2018, respectively. The Company assesses collectability of customer receivables based on the creditworthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. The Company’s allowance for doubtful accounts was $6.7 million and $6.4 million at December 31, 2019 and December 31, 2018, respectively.
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

2. Revenue Recognition (continued)
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
Boilers
The Company’s boilers are closed loop water heating systems used primarily for space heating or hydronic heating. The Company’s boilers are primarily used in applications in commercial settings for hospitals, schools, hotels and other large commercial buildings while residential boilers are used in homes, apartments and condominiums. The Company’s boiler distribution channel is comprised primarily of manufacturer representative firms, with the remainder of our boilers distributed through wholesale channels. The Company’s boiler sales in the North America segment are derived from a combination of replacement of existing products and new construction.
Water treatment
products
The Company’s water treatment products range from
point-of-entry
water softeners, solutions for problem well water, and whole-home water filtration products to on-the-go
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

2. Revenue Recognition (continued)

Years ending December 31 (dollars in millions)	2019	2018	2017
North America
Water heaters and related parts	$1,742.6	$1,757.0	$1,663.0
Boilers and related parts	199.5	200.4	183.3
Water treatment products (1)	141.4	87.3	58.5

Total North America	2,083.5	2,044.7	1,904.8
Rest of World
China	$827.2	$1,070.4	$1,029.4
All other Rest of World	108.6	103.2	86.9

Total Rest of World	935.8	1,173.6	1,116.3
Inter-segment sales	(26.6)	(30.4)	(24.4)

Total Net Sales	$2,992.7	$3,187.9	$2,996.7

(1)	Includes the results of Water-Right and Hague Quality Water International (Hague) from the date of acquisition of April 8, 2019 and September 5, 2017, respectively.
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
Significant assumptions used to estimate the fair value of intangible assets acquired include discount rates and certain assumptions that form the basis of the forecasted results, including revenue growth rates, attrition rates and royalty rates.
The preliminary $60.4 million of acquired identifiable intangible assets was comprised of the following: $40.2 million of customer relationships being amortized over 20 years, $19.0 million of trademarks not subject to amortization, and $1.2 million of non-compete
agreements being amortized over 7.5 years.

April 8, 2019 (dollars in millions)
Current assets, net of cash acquired	$9.7
Property, plant and equipment	8.6
Intangible assets	60.4
Goodwill	31.0

Total assets acquired	109.7
Current liabilities	(2.7)

Net assets acquired	$107.0

As required under ASC 805
Business Combinations
, Water-Right’s

results of operations have been included in the Company’s consolidated financial statements from April 8, 2019, the date of acquisition. Revenues and pre-tax
earnings associated with Water-Right included in the consolidated statement of earnings for the year
ended
December 31, 2019 totaled $44.3 million and $7.1 million, respectively, which included $7.5 million of operating earnings less $0.4 million of acquisition-related costs incurred by the Company resulting from the acquisition.

3. Acquisitions (continued)
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
As of the acquisition date, the Company estimated the fair value of the holdback liability and additional contingent consideration at $1.5 million and $2.0 million, respectively. During 2018, the Company finalized the amount of acquisition date working capital, which resulted in a $1.3 million payment to the former owners of Hague related to the aforementioned holdback. The Company also paid $2.0 million of contingent payments associated with the amount by which sales of products manufactured by Hague increase over the two-year
period ending June 30, 2019.
The following table summarizes the allocation of fair value of the assets acquired and liabilities assumed at the date of acquisition of Hague for purposes of allocating the purchase price.
Significant assumptions used to estimate the fair value of intangible assets acquired include discount rates and certain assumptions that form the basis of the forecasted results, including revenue growth rates, attrition rates and royalty rates.
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

4. Leases (continued)
Supplemental balance sheet information related to leases is as follows:

(dollars in millions)
December 31, 2019
Liabilities
Short term: Accrued liabilities	$12.0
Long term: Operating lease liabilities	38.7

Total operating lease liabilities	$50.7
Less: Rent incentives and deferrals	(3.8)

Assets
Operating lease assets	$46.9

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term	10 years
Weighted-average discount rate	3.93%

The components of lease expense were as follows:

(dollars in millions)
Lease Expense	Classification	Twelve months ended December 31, 2019
Operating lease expense (1)	Cost of products sold	$3.0
	Selling, general and administrative expenses	17.6

(1)	Includes short-term lease expense of $2.0 million for the twelve months ended December 31, 2019. Includes variable lease cost of $2.1 million for the twelve months ended December 31, 2019.

Rent expense, including payments under operating leases, was $24.0 million and $23.9 million in 2018 and 2017 respectively.

Maturities of lease liabilities were as follows:

(dollars in millions)
December 31, 2019
2020	$14.0
2021	10.5
2022	9.0
2023	4.9
2024	3.7
After 2024	22.8

Total lease payments	64.9
Less: imputed interest	(14.2)

Present value of operating lease liabilities	$50.7

5. Restructuring and Impairment Expenses
On March 21, 2018, the Company announced a move of manufacturing operations from its Renton, Washington facility to other U.S. facilities. The Company recognized $6.7 million of restructuring and impairment expenses, comprised of $4.0 million of severance and compensation related costs, lease exit costs of $2.1 million and impairment charges related to long-lived assets totaling $0.6 million, as well as a corresponding $1.7 million tax benefit related to the charges. As of December 31, 2019, the consolidation of the Renton facility to other U.S. facilities was complete.
The following table presents an analysis of the Company’s restructuring reserve for the years ended December 31, 2019 and 2018:

(dollars in millions)
	Severance Costs	Lease Exit Costs	Fixed Assets Impairment	Total
Balance at January 1, 2018	$—	$—	$—	$—
Restructuring expense recognized	4.0	2.1	0.6	6.7
Cash payments and disposals	(3.8)	(0.8)	(0.6)	(5.2)

Balance at December 31, 2018	0.2	1.3	—	1.5
Cash payments and disposals	(0.2)	(0.8)	—	(1.0)

Balance at December 31, 2019	$—	$0.5	$—	$0.5

6. Statement of Cash Flows
Supplemental cash flow information is as follows:

Years ended December 31 (dollars in millions)	2019	2018	2017
Net change in current assets and liabilities, net of acquisitions:
Receivables	$62.4	$(54.6)	$(75.8)
Inventories	6.3	(7.7)	(37.5)
Other current assets	(4.8)	10.0	(9.0)
Trade payables	(35.4)	8.8	(5.1)
Accrued liabilities, including payroll and benefits	14.2	(3.5)	12.2
Income taxes	(10.1)	7.0	(12.6)

	$32.6	$(40.0)	$(127.8)

7. Inventories

December 31 (dollars in millions)	2019	2018
Finished products	$136.8	$137.6
Work in process	21.7	23.3
Raw materials	168.3	174.4

Inventories, at FIFO cost	326.8	335.3
LIFO reserve	(23.8)	(30.6)

	$303.0	$304.7

The Company recognized
after-tax
LIFO income of
$
(
0.7
)
million, $(0.4) million and $(0.3) million in 2019, 2018 and 2017, respectively.

8. Property, Plant and Equipment

December 31 (dollars in millions)	2019	2018
Land	$11.6	$11.2
Buildings	334.1	323.3
Equipment	686.9	643.8
Software	124.3	118.5

	1,156.9	1,096.8
Less accumulated depreciation and amortization	611.5	556.8

	$545.4	$540.0

9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill during the years ended December 31, 2019 and 2018 consisted of the following:

(dollars in millions)	North America	Rest of World	Total
Balance at December 31, 2017	$457.2	$59.5	$516.7
Currency translation adjustment	(3.3)	(0.4)	(3.7)

Balance at December 31, 2018	453.9	59.1	513.0
Acquisition	31.0	—	31.0
Currency translation adjustment	2.0	—	2.0

Balance at December 31, 2019	$486.9	$59.1	$546.0

The carrying amount of other intangible assets consisted of the following:

	2019			2018
December 31 (dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Patents	$3.7	$(3.5)	$0.2	$3.7	$(3.3)	$0.4
Customer lists	278.0	(123.6)	154.4	236.8	(108.2)	128.6

Total amortizable intangible assets	281.7	(127.1)	154.6	240.5	(111.5)	129.0
Indefinite-lived intangible assets:
Trade names	183.8	—	183.8	164.1	—	164.1

Total intangible assets	$465.5	$(127.1)	$338.4	$404.6	$(111.5)	$293.1

Amortization expenses of other intangible assets of $15.8 million, $14.3 million, and $13.7 million were recorded in 2019, 2018 and 2017, respectively. In the future, excluding the impact of any future acquisitions, the Company expects amortization expense of approximately $15.7 million annually and the intangible assets will be amortized over a weighted-average period of 13 years.
The Company concluded that no goodwill impairment existed at the time of the annual impairment tests which were performed in the fourth quarters of 2019, 2018 and 2017. No impairments of other intangible assets were recorded in 2019, 2018 and 2017.

10. Debt

December 31 (dollars in millions)	2019	2018
Bank credit lines, average year-end interest rates of 2.4% for 2019 and 3.4% for 2018	$4.7	$17.1
Revolving credit agreement borrowings, average year-end interest rates of 2.8% for 2019 and 3.5% for 2018	85.0	10.0
Commercial paper, average year-end interest rates of 2.2% for 2019 and 2.7% for 2018	74.3	74.3
Term notes with insurance companies, expiring 2029-2034, average year-end interest rates of 3.3% for 2019 and 3.3% for 2018	120.0	120.0

	284.0	221.4
Less long-term debt due within one year	6.8	—

Long-term debt	$277.2	$221.4

In December 2016, the Company completed a $500 million multi-year multi-currency revolving credit agreement with a group of nine banks, which expires on December 15, 2021. The facility has an accordion provision which allows it to be increased up to $700 million if certain conditions (including lender approval) are satisfied. Borrowings under the Company’s bank credit lines and commercial paper borrowings are supported by the revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt at December 31, 2019 and 2018. At its option, the Company either maintains cash balances or pays fees for bank credit and services.
Scheduled maturities of
long-term
debt within each of the five years subsequent to December 31, 2019 are as follows:

Years ending December 31 (dollars in millions)	Amount
2020	$6.8
2021	170.8
2022	6.8
2023	10.0
2024	10.0

11. Stockholders’ Equity
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
There were 10,442 shares during 2019, 48,232 shares during 2018 and 73,792 shares during 2017, of Class A Common Stock converted into Common Stock. Regular dividends paid on the A. O. Smith Corporation Class A Common Stock and Common Stock amounted to $0.90, $0.76 and $0.56 per share in 2019, 2018 and 2017, respectively.
In June 2019, our Board of Directors approved adding 3 million shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, the Company may purchase the Common Stock through a combination of Rule
10b5-1
automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by the Company’s Board of Directors which may occur at any time, subject to the parameters of any Rule
10b5-1
automatic trading plan that the Company may then have in effect. In 2019, the Company repurchased 6,113,038 shares at an average price of $47.06 per share and at a total cost of $287.7 million. As of December 31, 2019, there were 2,962,215 shares remaining on the existing repurchase authorization. In 2018, the Company repurchased 3,797,800 shares at a cost of $202.6 million. In 2017, the Company repurchased 2,533,350 shares at a cost of $139.1 million.

11. Stockholders’ Equity (continued)
At December 31, 2019, a total of 130,380 and 28,205,806 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock. At December 31, 2018, a total of 130,380 and 22,418,066 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

Changes to accumulated other comprehensive loss by component are as follows:

	Years ended December 31,
	2019	201 8
Cumulative foreign currency translation
Balance at beginning of period	$(64.9)	$(26.5)
Other comprehensive gain (loss) before reclassifications	(1.3)	(38.4)

Balance at end of period	(66.2)	(64.9)

Unrealized net (loss) gain on cash flow derivatives
Balance at beginning of period	(0.7)	(0.9)
Other comprehensive (loss) gain before reclassifications	(0.3)	0.6
Realized losses (gains) on derivatives reclassified to cost of products sold (net of tax (benefit) provision of ($0.5) and $0.2 in 2019 and 2018, respectively) (1)	1.2	(0.4)

Balance at end of period	0.2	(0.7)

Pension liability
Balance at beginning of period	(285.2)	(272.1)
Other comprehensive (loss) gain before reclassifications	(9.5)	(27.0)
Amounts reclassified from accumulated other comprehensive loss (1)	12.4	13.9

Balance at end of period	(282.3)	(285.2)

Total accumulated other comprehensive loss, end of period	$(348.3)	$(350.8)

(1)	Amounts reclassified from accumulated other comprehensive loss:

Realized loss (gains) on derivatives reclassified to cost of products sold	1.7		(0.6)
Tax (benefit) provision	(0.5)		0.2

Reclassification net of tax	$1.2		$(0.4)

Amortization of pension items:
Actuarial losses	$16.8	(2)	$19.0	(2)
Prior year service cost	(0.5	) (2)	(0.5	) (2)

	16.3		18.5
Tax benefit	(3.9)		(4.6)

Reclassification net of tax	$12.4		$13.9

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 13 “Pensions and Other Post-retirement Benefits” for additional details.

12. Stock Based Compensation
The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the “Plan”) effective January 1, 2007. The Plan was reapproved by stockholders on April 16, 2012. The Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options or share units at December 31, 2019, was 1,855,560. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.
Total stock based compensation expense recognized in 2019, 2018 and 2017 was $13.3 million, $10.1 million and $9.9 million, respectively.

Stock Options
The stock options granted in 2019, 2018 and 2017 have three year pro rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant. For active employees, all options granted in 2019, 2018 and 2017 expire ten years after the date of grant. The Company’s stock options are expensed ratably over the three year vesting period. Included in stock option expense for 2019, 2018 and 2017 was $6.4 million, $4.4 million and $4.7 million, respectively. Included in the stock option expense recognized in 2019, 2018 and 2017 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.
Changes in options, all of which relate to the Company’s Common Stock, were as follows:

Years Ended December 31	2019		2018		2017
	Number of Options	Weighted Avg. Per Share Exercise Price	Number of Options	Weighted Avg. Per Share Exercise Price	Number of Options	Weighted Avg. Per Share Exercise Price
Number of shares under options:
Outstanding at beginning of year	2,432,689	33.05	2,263,126	27.73	2,664,333	21.69
Granted	557,045	49.49	373,220	61.62	358,150	50.16
Exercised (1)	(249,840)	18.55	(176,302)	22.93	(752,603)	16.93
Forfeited	(11,544)	54.02	(27,355)	47.95	(6,754)	37.46

Outstanding at end of year (2)	2,728,350	37.64	2,432,689	33.05	2,263,126	27.73

Exercisable at end of year (3)	1,820,743	30.07	1,665,184	24.52	1,387,259	20.48

(1)	The total intrinsic value of options exercised in 2019, 2018 and 2017 was $7.7 million, $6.8 million and $29.1 million, respectively.

(2)	The weighted average remaining contractual life of options outstanding was 7 years at December 31, 2019, December 31, 2018, and December 31, 2017. The aggregate intrinsic value of options outstanding at December 31, 2019 was $34.2 million.

(3)	The weighted average remaining contractual life of options exercisable was 6 years at December 31, 2019, December 31, 2018 and, December 31, 2017. The aggregate intrinsic value of options exercisable at December 31, 2019 was $34.2 million.

	Number of Options	Weighted Avg. Per Share Exercise Price
Nonvested options at beginning of year	767,505	51.55
Granted	557,045	49.49
Vested	(408,648)	45.87
Forfeited	(8,295)	53.88

Nonvested options at end of year	907,607	52.82

12. Stock Based Compensation (continued)
The weighted-average fair value per option at the date of grant during 2019, 2018 and 2017, using the Black-Scholes option-pricing model, was $10.83, $14.80 and $13.04, respectively. Assumptions were as follows:

	2019	2018	2017
Expected life (years)	5.5	5.7	5.7
Risk-free interest rate	2.7%	2.9%	2.4%
Dividend yield	1.6%	1.0%	1.0%
Expected volatility	22.8%	22.1%	26.5%
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
Stock Appreciations Rights (SARs)
In 2015, certain
non-U.S.-based
employees were granted SARs. Each SAR award granted the employee the right to receive cash equal to the excess of the share price of the Company’s Common Stock on the date that a participant exercises such right over the grant date value of the SAR. SARs granted had three-year pro rata vesting from the date of grant. SARs were issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant and expire ten years from the date of grant. The fair value and compensation expense related to SARs are measured at each reporting period using the Black-Scholes option-pricing model, using assumptions similar to stock option awards. No SARs were granted in 2019, 2018 or 2017. As of December 31, 2019, there were 14,880 SARs outstanding and exercisable. In 2018, there were 16,170 SARs outstanding and exercisable. In 2017, there were 23,660 SARs outstanding and 15,774 were exercisable. Stock based compensation expense attributable to SARS was minimal in 2019, 2018 and 2017.
Restricted Stock and Share Units
Participants may also be awarded shares of restricted stock or share units under the Plan. Share units vest three years after the date of grant. The Company granted 140,102, 106,581 and 107,853 share units under the plan in 2019, 2018 and 2017, respectively.
The share units were valued at $6.9 million, $6.6 million and $5.4 million at the date of issuance in 2019, 2018 and 2017, respectively, based on the price of the Company’s Common Stock at the date of grant. The shares units are recognized as compensation expense ratably over the three-year vesting period; however, included in share unit expense was expense associated with the accelerated vesting of share unit awards for certain employees who are retirement eligible or will become retirement eligible during the vesting period. Stock based compensation expense of $6.9 million, $5.7 million and $5.2 million was recognized in 2019, 2018 and 2017, respectively. Certain
non-U.S.-based
employees receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.
A summary of share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2019	379,601	$42.93
Granted	140,102	49.44
Vested	(147,642)	31.35
Forfeited	(5,959)	55.48

Issued and unvested at December 31, 2019	366,102	49.92

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

13. Pension and Other Post-retirement Benefits (continued)
Obligations and Funded Status
Pension and Post-retirement Disclosure Information under ASC 715,
Compensation – Retirement Benefits
(ASC 715)
The following tables present the changes in benefit obligations, plan assets and funded status for domestic pension and post-retirement plans and the components of net periodic benefit costs.

	Pension Benefits		Post-retirement Benefits
Years ended December 31 (dollars in millions)	2019	2018	2019	2018
Accumulated benefit obligation (ABO) at December 31	$868.7	$833.0	N/A	N/A
Change in projected benefit obligations (PBO)
PBO at beginning of year	$(833.8)	$(922.7)	$(7.0)	$(7.6)
Service cost	(1.6)	(2.0)	(0.1)	(0.2)
Interest cost	(31.6)	(28.9)	(0.3)	(0.3)
Participant contributions	—	—	(0.1)	(0.1)
Actuarial (loss) gain including assumption changes	(98.6)	61.2	(1.2)	0.6
Benefits paid	96.3	58.6	0.7	0.6

PBO at end of year	$(869.3)	$(833.8)	$(8.0)	$(7.0)

Change in fair value of plan assets
Plan assets at beginning of year	$777.5	$874.8	$—	$—
Actual return on plan assets	143.4	(39.3)	—	—
Contribution by the Company	7.8	0.6	0.5	0.5
Participant contributions	—	—	0.1	0.1
Benefits paid	(96.3)	(58.6)	(0.6)	(0.6)

Plan assets at end of year	$832.4	$777.5	$—	$—

Funded status	$(36.9)	$(56.3)	$(8.0)	$(7.0)
Amount recognized in the balance sheet
Current liabilities	$(9.3)	$(7.1)	$(0.5)	$(0.5)
Non-current liabilities	(27.6)	(49.2)	(7.5)	(6.5)

Net pension liability at end of year	$(36.9)*	$(56.3)*	$(8.0)	$(7.0)

Amounts recognized in accumulated other comprehensive loss before tax
Net actuarial loss (gain)	$463.1	$468.9	$(0.2)	$(1.4)
Prior service cost	0.5	—	(1.8)	(2.2)

Total recognized in accumulated other comprehensive loss	$463.6	$468.9	$(2.0)	$(3.6)

*	In addition, the Company has a liability for a foreign pension plan of $0.2 million at December 31, 2019 and 2018.

13. Pension and Other Post-retirement Benefits (continued)

	Pension Benefits			Post-retirement Benefits
Years ended December 31 (dollars in millions)	2019	2018	2017	2019	2018	2017
Net periodic benefit cost
Service cost	$1.6	$2.0	$1.8	$0.1	$0.1	$0.1
Interest cost	31.6	28.9	30.0	0.3	0.3	0.3
Expected return on plan assets	(57.3)	(58.1)	(58.4)	—	—	—
Amortization of unrecognized:
Net actuarial loss (gain)	16.8	19.0	17.9	—	—	(0.1)
Prior service cost	(0.5)	(0.5)	(0.4)	(0.4)	(0.4)	(0.4)

Defined-benefit plan income	(7.8)	(8.7)	(9.1)	$—	$—	$(0.1)

Curtailment and other one-time charges	1.6	—	—
Various U.S. defined contribution plans cost	13.3	12.2	12.0

	$7.1	$3.5	$2.9

Other changes in plan assets and projected benefit obligation recognized in other comprehensive loss
Net actuarial loss (gain)	$12.6	$36.1	$(3.8)	$1.2	$(0.6)	$1.1
Amortization of net actuarial (loss) gain	(18.4)	(19.0)	(17.9)	—	—	0.1
Amortization of prior service cost	0.5	0.5	0.5	0.4	0.4	0.4

Total recognized in other comprehensive loss	(5.3)	17.6	(21.2)	1.6	(0.2)	1.6

Total recognized in net periodic (benefit) cost and other comprehensive loss	$(11.5)	$8.9	$(30.3)	$1.6	$(0.2)	$1.5

The estimated net actuarial loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2020 are $19.8 million and $(0.5) million, respectively. The estimated net actuarial loss and prior year service cost for the post-retirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2020 are $

-

million and $(0.3) million, respectively. As permitted under ASC 715, the amortization of any prior service cost was previously determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.
The 2019 and 2018 after tax adjustments for additional minimum pension liability resulted in other comprehensive gain (loss) of $2.9 million and ($13.1) million, respectively.
Actuarial assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2019	2018	2019	2018
Discount rate	3.18%	4.32%	3.40%	4.46%

Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
Years ended December 31	2019	2018	2017	2019	2018	2017
Discount rate	4.32%	3.65%	4.15%	4.45%	3.79%	4.40%
Expected long-term return on plan assets	7.15%	7.15%	7.50%	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

Assumptions
In developing the expected long-term rate of return on plan assets assumption, the Company evaluated its pension plan’s target and actual asset allocation and expected long-term rates of return of equity and bond indices. The Company also considered its pension plan’s historical ten-year
and
25-year
compounded annualized returns of 9.2 percent and 9.3 percent, respectively.

13. Pension and Other Post-retirement Benefits (continued)

Assumed health care cost trend rates
Assumed health care cost trend rates as of December 31 are as follows:

	2019	2018
Health care cost trend rate assumed for next year	7.70%	6.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2029	2021

A
one-percentage-point
change in the assumed health care cost trend rates would not result in a material impact on the Company’s consolidated financial statements.
Plan Assets
The Company’s pension plan weighted asset allocations as of December 31 by asset category are as follows:

Asset Category	2019	2018
Equity securities	42%	40%
Debt securities	47	48
Real estate	10	10
Private equity	1	2

	100%	100%

13. Pension and Other Post-retirement Benefits (continued)
The following tables present the fair value measurement of the Company’s plan assets as of December 31, 2019 and 2018 (dollars in millions):

		December 31, 2019
Asset Category	Total	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non- observable Inputs (Level 3)
Short-term investments	$14.6	$2.8	$11.8	$—
Equity securities
Common stocks	127.0	127.0	—	—
Commingled equity funds	113.4	—	113.4	—
Fixed income securities
U.S. treasury securities	49.8	49.8	—	—
Other fixed income securities	225.1	—	225.1	—
Commingled fixed income funds	114.0	—	114.0	—
Options	(10.8)	—	(10.8)	—
Other types of investments
Mutual funds	104.9	—	104.9	—
Real estate funds	82.3	—	—	82.3
Private equity	8.6	—	—	8.6

Total fair value of plan asset investments	$828.9	$179.6	$558.4	$90.9

Non-investment plan assets	3.4

Total plan assets	$832.3

		December 31, 2018
Asset Category	Total	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non- observable Inputs (Level 3)
Short-term investments	$14.4	$—	$14.4	$—
Equity securities
Common stocks	125.6	125.6	—	—
Commingled equity funds	104.3	—	104.3	—
Fixed income securities
U.S. treasury securities	86.0	86.0	—	—
Other fixed income securities	185.8	—	185.8	—
Commingled fixed income funds	92.0	—	92.0	—
Other types of investments
Mutual funds	73.6	—	73.6	—
Real estate funds	80.4	—	—	80.4
Private equity	13.2	—	—	13.2

Total fair value of plan asset investments	$775.3	$211.6	$470.1	$93.6

Non-investment plan assets	2.2

Total plan assets	$777.5

13. Pension and Other Post-retirement Benefits (continued)
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
The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2019 and 2018 (dollars in millions):

	Real estate funds	Private equity	Total
Balance at December 31, 2017	$77.8	$20.9	$98.7
Actual return (loss) on plan assets:
Relating to assets still held at the reporting date	2.6	(0.3)	2.3
Relating to assets sold during the period	—	(0.8)	(0.8)
Purchases, sales and settlements	—	(6.6)	(6.6)

Balance at December 31, 2018	80.4	13.2	93.6
Actual return (loss) on plan assets:
Relating to assets still held at the reporting date	1.9	—	1.9
Relating to assets sold during the period	—	(1.4)	(1.4)
Purchases, sales and settlements	—	(3.2)	(3.2)

Balance at December 31, 2019	$82.3	$8.6	$90.9

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
There was no Company stock included in plan assets at December 31, 2019.
Cash Flows
The Company was not required to and did not make any contributions in 2019.
The Company is not required to make a contribution in 2020.

13. Pension and Other Post-retirement Benefits (continued)
Estimated Future Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years ending December 31 (dollars in millions)	Pension Benefits	Post-retirement Benefits
2020	$66.8	$0.5
2021	57.7	0.5
2022	57.1	0.5
2023	56.2	0.5
2024	55.4	0.5
2025 – 2029	270.9	2.3
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
The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts that are designated as cash flow hedges:

December 31 (dollars in millions)	2019		2018
	Buy	Sell	Buy	Sell
British pound	$—	$1.3	$—	$1.0
Canadian dollar	—	49.7	—	—
Euro	36.0	—	32.0	—
Mexican peso	18.6	—	27.8	—

Total	$54.6	$51.0	$59.8	$1.0

14. Derivative Instruments (continued)
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
Net Investment Hedges
The Company enters into certain foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain
non-U.S.
subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For the derivative instruments that are designated and qualify as net investment hedges, gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its
non-U.S.
subsidiaries. These hedges are determined to be effective. The Company recognized $
 -
and $7.4 million of
after-tax
gains associated with hedges of a net investment in
non-U.S.
subsidiaries in currency translation adjustment in other comprehensive income in 2019 and 2018, respectively. The contractual amount of the Company’s foreign currency forward contracts that are designated as net investment hedges is $100.0 million as of December 31, 2019.
The following tables present the impact of derivative contracts on the Company’s financial statements.
Fair value of derivatives designated as hedging instruments under ASC 815:

		Fair Value
December 31 (dollars in millions)	Balance Sheet Location	2019	2018
Foreign currency contracts	Other current assets	$8.4	$3.9
	Other non-current assets	—	5.1
	Accrued liabilities	(1.5)	(0.6)
Commodities contracts	Accrued liabilities	—	(0.9)

Total derivatives designated as hedging instruments		$6.9	$7.5

The effect of cash flow hedges on the condensed consolidated statement of earnings:
Years ended December 31 (dollars in millions)

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivative s		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings
	2019	2018		2019	2018
Foreign currency contracts	$0.2	$1.8	Cost of products sold	$(0.2)	$0.3
Commodities contracts	(0.5)	(1.1)	Cost of products sold	(1.5)	0.3

	$(0.3)	$0.7		$(1.7)	$0.6

15. Income Taxes
The components of the provision (benefit) for income taxes consisted of the following:

Years ended December 31 (dollars in millions)	2019	2018	2017
Current:
Federal	$66.4	$60.1	$148.0
State	14.8	15.6	9.4
International	19.9	38.6	43.8
Deferred:
Federal	0.4	(1.7)	23.5
State	1.8	1.5	5.8
International	(1.2)	(0.5)	(6.2)

	$102.1	$113.6	$224.3

The provision for income taxes differs from the U.S. federal statutory rate due to the following items:

Years ended December 31	2019	2018	2017
Provision at U.S. federal statutory rate	21.0%	21.0%	35.0%
State taxes, net of federal benefit	2.8	2.4	1.9
International income tax rate differential—China	(1.3)	(2.3)	(6.5)
International income tax rate differential—other	0.4	1.1	0.1
U.S. manufacturing credit	—	—	(1.4)
Research tax credits	(0.4)	(0.5)	(0.3)
Excess tax benefit on stock compensation	(0.5)	(0.4)	(2.2)
Other	(0.4)	(0.9)	0.8

	21.6%	20.4%	27.4%
U.S. Tax Cuts & Jobs Act (U.S. Tax Reform)	—	—	15.7

	21.6%	20.4%	43.1%
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

As allowed under ASU
2018-02
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
, the Company has elected not to reclassify the income tax effects of U.S. Tax Reform from accumulated other comprehensive losses to retained earnings.
Components of earnings before income taxes were as follows:

Years ended December 31 (dollars in millions)	2019	2018	2017
U.S.	$400.3	$376.0	$329.9
International	71.8	181.8	190.9

	$472.1	$557.8	$520.8

Total income taxes paid by the Company amounted to $116.6 million, $116.4 million, and $131.1 million in 2019, 2018 and 2017, respectively.

15. Income Taxes (continued)
As of December 31, 2019, the Company has $20.8 million accrued for its estimate of withholding taxes due upon repatriation of undistributed foreign earnings it considers to be not permanently reinvested. As of December 31, 2019, $548.6 million of cash and cash equivalents and marketable securities were held by its foreign subsidiaries.
The tax effects of temporary differences of assets and liabilities between income tax and financial reporting are as follows:

December 31 (dollars in millions)
	2019		2018
	Assets	Liabilities	Assets	Liabilities
Employee benefits	$27.3	$—	$32.5	$—
Product liability and warranties	39.7	—	42.5	—
Inventories	—	0.3	—	0.6
Accounts receivable	16.3	—	18.3	—
Property, plant and equipment	—	34.9	—	36.3
Intangibles	—	61.3	—	57.3
Environmental liabilities	1.9	—	2.1	—
Undistributed foreign earnings	—	20.8	—	28.9
Tax loss and credit carryovers	15.2	—	17.5	—
All other	7.7	—	4.0	—
Valuation allowance	(11.9)	—	(13.1)	—

	$96.2	$117.3	$103.8	$123.1

Net liability		$21.1		$19.3

The Company believes it is more likely than not that it will realize its deferred tax assets through the reduction of future taxable income. The Company considered historical operating results in determining the probability of the realization of the deferred tax assets.
A reconciliation of the beginning and ending amounts of tax loss carryovers, credit carryovers and valuation allowances is as follows:

December 31 (dollars in millions)
	Net Operating Losses and Tax Credits		Valuation Allowances
	2019	2018	2019	2018
Beginning balance	$17.5	$19.8	$13.1	$15.0
Reductions	(2.3)	(2.3)	(1.2)	(1.9)

Ending balance	$15.2	$17.5	$11.9	$13.1

The Company has foreign net operating loss carryovers that expire in 2020 through 2027 and state and local net operating loss carryovers that expire between 2029 and 2030.
A reconciliation of the beginning and ending amount of unrecognized benefits is as follows:

(Dollars in millions)	2019	2018
Balance at January 1	$8.3	$6.2
Additions for tax positions of prior years	1.4	2.1

Balance at December 31	$9.7	$8.3

The amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is $0.8 million. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2019, there was an immaterial amount of interest and penalties accrued. The Company anticipates that there will not be a material decrease in the total amount of unrecognized tax benefits in 2020. The Company’s U.S. federal income tax returns and its U.S. state and local income tax returns are subject to audit for the years 2016-2019 and 2002-2019, respectively. The Company is subject to
non-U.S.
income tax audits for the years 2013-2019.

16. Commitments and Contingencies
Environmental Contingencies
The Company is a potentially responsible party in judicial and administrative proceedings seeking to clean up sites which have been environmentally impacted. In each case, the Company has established reserves, insurance proceeds and/or a potential recovery from third parties. The Company believes any environmental claims will not have a material effect on its financial position or results of operations.
Product Liability and Other Matters
The Company is subject to various claims and pending lawsuits for product liability and other matters arising out of the conduct of the Company’s business. With respect to product liability claims, the Company has self-insured a portion of its product liability loss exposure for many years. The Company has established reserves and has insurance coverage, which it believes are adequate to cover incurred claims. For the years ended December 31, 2019 and 2018, the Company had $125 million of product liability insurance for individual losses in excess of $7.5 million. The Company periodically reevaluates its exposure on claims and lawsuits and makes adjustments to its reserves as appropriate. The Company believes, based on current knowledge, consultation with counsel, adequate reserves and insurance coverage that the outcome of such claims and lawsuits will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Inventory Repurchase Arrangements
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
Before considering any reduction of distributor rebate accruals of $14.1 and $25.1 million as of December 31, 2019 and December 31, 2018, respectively, and from the resale of the related inventory, the gross amount the Company would be obligated to repurchase, which would be contingent on the default of all of the outstanding loans, was approximately $23.1 million and $75.8 million as of December 31, 2019 and December 31, 2018, respectively. The Company’s reserves for estimated losses under repurchase arrangements were immaterial as of December 31, 2019 and December 31, 2018.
17. Operations by Segment
The Company is comprised of two reporting segments: North America and Rest of World. The Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential and commercial gas and electric water heaters, boilers, tanks and water treatment products. Both segments primarily manufacture and market in their respective regions of the world. Our Rest of World segment also manufactures and markets in-home
air purification products in China.

17. Operations by Segment (continued)
The accounting policies of the reportable segments are the same as those described in the “Summary of Significant Accounting Policies” outlined in Note 1. Segment earnings, defined by the Company as earnings before interest, taxes, general corporate and corporate research and development expenses, were used to measure the performance of the segments.

	Net Sales			Earnings
Years ended December 31 (dollars in millions)	2019	2018	2017	2019	2018	2017
North America (1)	$2,083.5	$2,044.7	$1,904.8	$488.9	$464.1	$428.6
Rest of World	935.8	1,173.6	1,116.3	40.2	149.3	149.3
Inter-segment	(26.6)	(30.4)	(24.4)	—	—	—

Total segments – sales, segment earnings	$2,992.7	$3,187.9	$2,996.7	$529.1	$613.4	$577.9

Corporate expenses				(46.0)	(47.2)	(47.0)
Interest expense				(11.0)	(8.4)	(10.1)

Earnings before income taxes				472.1	557.8	520.8
Provision for income taxes (2)				(102.1)	(113.6)	(224.3)

Net earnings				$370.0	$444.2	$296.5

(1)	In 2018, the Company recognized $6.7 million of restructuring and impairment expenses in connection with the move of manufacturing operations from our Renton, Washington facility to other U.S. facilities. For additional information, see Note 5 “Restructuring and Impairment Expenses.”
(2)	In 2017, the Company recorded a
one-time
charge of $81.8 million associated with U.S. Tax Reform, primarily related to the repatriation of undistributed foreign earnings. For additional information, see Note 15 “Income Taxes.”
In 2019, sales to the North America segment’s two largest customers were $421.1 million and $378.9 million which represented 14 percent and

13
 percent
of the Company’s net sales, respectively. In
2018
, sales to the North America segment’s two largest customers were $
425.3
 million and $
355.6
 million which represented
13
 percent and
11
 percent of the Company’s net sales, respectively. In
2017
, sales to the North America segment’s two largest customers were $
361.4
 million and $
335.2
 million which represented
12
 percent and
11
 percent of the Company’s net sales, respectively.
Assets, depreciation and capital expenditures by segment

	Total Assets (December 31)			Depreciation and Amortization (Years Ended December 31)			Capital Expenditures (Years Ended December 31)
(dollars in millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017
North America	$1,742.8	$1,653.6	$1,592.6	$49.3	$45.5	$45.1	$47.6	$45.8	$38.5
Rest of World	709.1	721.6	741.4	27.9	25.2	23.8	15.9	32.3	55.2
Corporate	606.1	696.3	863.4	1.1	1.2	1.2	0.9	7.1	0.5

Total	$3,058.0	$3,071.5	$3,197.4	$78.3	$71.9	$70.1	$64.4	$85.2	$94.2

The majority of corporate assets consist of cash, cash equivalents, marketable securities and deferred income taxes.

17. Operations by Segment (continued)
Net sales and long-lived assets by geographic location
The following data by geographic area includes net sales based on product shipment destination and long-lived assets based on physical location. Long-lived assets include net property, plant and equipment, operating lease assets and other long-term assets.

	Long-lived Assets (December 31)				Net Sales (Years Ended December 31)
(dollars in millions)	2019	2018	2017		2019	2018	2017
United States	$360.2	$327.3	$303.0	United States	$1,868.7	$1,820.8	$1,698.1
China	266.7	252.6	250.8	China	825.4	1,071.2	1,034.9
Canada	4.2	3.1	3.2	Canada	168.5	175.0	163.7
Other Foreign	42.1	42.9	47.1	Other Foreign	130.1	120.9	100.0

Total	$673.2	$625.9	$604.1	Total	$2,992.7	$3,187.9	$2,996.7

18. Quarterly Results of Operations (Unaudited)

(dollars in millions, except per share amounts)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2019	2018	2019	2018	2019	2018	2019	2018
Net sales	$748.2	$788.0	$765.4	$833.3	$728.2	$754.1	$750.9	$812.5
Gross profit	292.8	321.5	308.7	341.0	284.2	306.0	295.0	337.0
Net earnings	89.3	98.8	102.1	114.5	87.3	104.6	91.3	126.3
Basic earnings per share	0.53	0.58	0.61	0.67	0.53	0.61	0.56	0.75
Diluted earnings per share	0.53	0.57	0.61	0.66	0.53	0.61	0.56	0.74
Common dividends declared	0.22	0.18	0.22	0.18	0.22	0.18	0.24	0.22

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
19. Subsequent Event
In January 2020, an outbreak of a novel coronavirus
(COVID-19)
surfaced in Wuhan, China. The outbreak caused the Chinese government to require businesses to close and to restrict certain travel within the country. In cooperation with the government authorities, the Company’s operations in China extended their Chinese New Year holiday shut down by approximately one to two weeks. As of the date of this filing, the Company has resumed operations, but at below normal levels. The majority of the stores where the Company’s products are sold have temporarily closed and most of the stores that remain open are operating with reduced hours and are experiencing significant declines in customer traffic. In addition, as a significant portion of the Company’s products in China require installation by a professional, actions taken to contain the spread of the virus have, in certain cases, limited access for installation. The duration and intensity of the impact of the coronavirus and resulting disruption to the Company’s operations is uncertain. While our global supply chains are currently not affected, it is unknown whether or how they may be affected if such an epidemic persists for an extended period. While not yet quantifiable, the Company expects this situation will have a material adverse impact to its operating results in the first quarter of 2020 and continues to assess the financial impact for the remainder of the year.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule
13a-15(e)
under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period our disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act, and that information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.
Management Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule
13a-15(f)).
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As allowed by Securities and Exchange Commission guidance, management excluded from its assessment Water-Right, which was acquired in 2019 and constituted 3.6 percent and 6.3 percent of total assets and net assets, respectively, as of December 31, 2019 and 1.5 percent and 1.4 percent of net sales and net earnings, respectively, for the year then ended. Based on this evaluation, our management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2019 as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rule
13a-15(f))
during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B—OTHER INFORMATION
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
A. O. Smith Corporation
Opinion on Internal Control over Financial Reporting
We have audited A. O. Smith Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, A. O. Smith Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
As indicated in the accompanying Management Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Water-Right, Inc., which is included in the 2019 consolidated financial statements of the Company and constituted 3.6 percent and 6.3 percent of total assets and net assets, respectively, as of December 31, 2019 and 1.5 percent and 1.4 percent of net sales and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Water-Right, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of A. O. Smith Corporation as of December 31, 2019 and 2018, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the index at Item 15(a) and our report dated February 24, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
February 24, 2020

PART III
ITEM
 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information included under the headings “Election of Directors” and “Board Committees” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission (SEC) under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference. The information required regarding Executive Officers of the company is included in Part I of this Annual Report on Form
10-K
under the caption “Executive Officers of the Company.”
We have a separately designated Audit Committee on which Gene C. Wulf, Dr. Ilham Kadri, Mark D. Smith and Idelle K. Wolf serve, with Mr. Wulf, as Chairperson. All members are independent under applicable SEC and New York Stock Exchange rules; the Board of Directors of the company has concluded that Ms. Wolf and Mr. Wulf are “audit committee financial experts” in accordance with SEC rules.
We have adopted a Financial Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. As a best practice, this code has been executed by key financial and accounting personnel as well. In addition, we have adopted a general code of business conduct for our directors, officers and all employees, which is known as the A. O. Smith Guiding Principles. The Financial Code of Ethics, the A. O. Smith Guiding Principles and other company corporate governance matters are available on our website at
www.aosmith.com
. We are not including the information contained on our website as a part of or incorporating it by reference into, this Form
10-K.
We intend to disclose on this website any amendments to, or waivers from, the Financial Code of Ethics or the A. O. Smith Guiding Principles that are required to be disclosed pursuant to SEC rules. There have been no waivers of the Financial Code of Ethics or the A. O. Smith Guiding Principles. Stockholders may obtain copies of any of these corporate governance documents free of charge by writing to the Corporate Secretary at the address on the cover page of this Form
10-K.
The information included under the heading “Compliance with Section 16(a) of the Securities Exchange Act” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.
ITEM
 11—EXECUTIVE COMPENSATION
The information included under the headings “Executive Compensation,” “Director Compensation,” “Report of the Personnel and Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in the company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.
ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The information included under the headings “Principal Stockholders” and “Security Ownership of Directors and Management” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of December 31, 2019.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3,321,472	(1)	$37.64	(2)	1,855,560	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	3,321,472		$37.64		1,855,560

(1)	Consists of 2,728,350 shares subject to stock options, 313,763 shares subject to employee share units and 279,359 shares subject to director share units.

(2)	Represents the weighted average exercise price of outstanding options and does not take into account outstanding share units.

(3)	Represents securities remaining available for issuance under the A. O. Smith Combined Incentive Compensation Plan. If any awards lapse, expire, terminate or are cancelled without issuance of shares, or shares are forfeited under any award, then such shares will become available for issuance under the A. O. Smith Combined Incentive Compensation Plan, hereby increasing the number of securities remaining available.

ITEM
 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information included under the headings “Director Independence and Financial Literacy”, “Compensation Committee Interlocks and Insider Participation” and “Procedure for Review of Related Party Transactions” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.
ITEM
 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information included under the heading “Report of the Audit Committee” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) required by this Item 14 is incorporated herein by reference.

PART IV
ITEM
 15
- EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements of the Company

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	65

Schedules not included have been omitted because they are not applicable.
3.	Exhibits - see the Index to Exhibits on pages 64—65 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form
10-K
are listed as Exhibits 10(a) through 10(m) in the Index to Exhibits.

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

	(m)	Summary of Directors’ Compensation incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q for the quarter ended June 30, 2019.

(21)		Subsidiaries.

(23)		Consent of Independent Registered Public Accounting Firm.

(31.1)		Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 24, 2020.

(31.2)		Certification by the Executive Vice-President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 24, 2020.

(32.1)		Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32.2)		Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(101)
The following materials from A. O. Smith Corporation’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) the Consolidated Statement of Earnings for the three years ended December 31, 2019, (iii) the Consolidated Statement of Comprehensive Earnings for the three years ended December 31, 2019, (iv) the Consolidated Statement of Cash Flows for the three years ended December 31, 2019, (v) the Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2019 and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

A. O. SMITH CORPORATION

Date: February 24, 2020	By:	/s/ Ajita G. Rajendra
Ajita G. Rajendra
Executive Chairman of
the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 24, 2020 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Signature

AJITA G. RAJENDRA	/s/ Ajita G. Rajendra
Executive Chairman of the Board of Directors	Ajita G. Rajendra

KEVIN J. WHEELER	/s/ Kevin J. Wheeler
Director	Kevin J. Wheeler
President and Chief Executive Officer

CHARLES T. LAUBER	/s/ Charles T. Lauber
Executive Vice President and Chief Financial Officer	Charles T. Lauber

HELEN E. GURHOLT	/s/ Helen E. Gurholt
Vice President and Controller	Helen E. Gurholt

RONALD D. BROWN	/s/ Ronald D. Brown
Director	Ronald D. Brown

WILLIAM P. GREUBEL	/s/ William P. Greubel
Director	William P. Greubel

PAUL W. JONES	/s/ Paul W. Jones
Director	Paul W. Jones

DR. ILHAM KADRI	/s/ Dr. Ilham Kadri
Director	Dr. Ilham Kadri

BRUCE M. SMITH	/s/ Bruce M. Smith
Director	Bruce M. Smith

MARK D. SMITH	/s/ Mark D. Smith
Director	Mark D. Smith

IDELLE K. WOLF	/s/ Idelle K. Wolf
Director	Idelle K. Wolf

GENE C. WULF	/s/ Gene C. Wulf
Director	Gene C. Wulf

A. O. SMITH CORPORATION
SCHEDULE II
-
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)
Years ended December 31, 2019, 2018 and 2017

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquisition of Businesses	Deductions	Balance at End of Year
2019:
Valuation allowance for trade and notes receivable	$6.4	$0.3	$—	$(0.1)	$6.6
Valuation allowance for deferred tax assets	13.1	—	—	(1.2)	11.9
2018:
Valuation allowance for trade and notes receivable	$5.3	$1.5	$—	$(0.4)	$6.4
Valuation allowance for deferred tax assets	15.0	—	—	(1.9)	13.1
2017:
Valuation allowance for trade and notes receivable	$6.3	$—	$0.2	$(1.2)	$5.3
Valuation allowance for deferred tax assets	13.1	1.9	—	—	15.0