Form 10-Q
period 2020-03-31
SMITH A O CORP
filed 2020-05-05
CIK 91142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020.
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
of the Act.)
☐
  Yes
☒
  No
Class A Common Stock Outstanding as of April 30, 2020 – 26,044,733 shares
Common Stock Outstanding as of April 30, 2020
–
135,095,634 shares

Index
A. O. Smith Corporation

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net sales	$636.9	$748.2
Cost of products sold	397.4	455.4

Gross profit	239.5	292.8
Selling, general and administrative expenses	173.8	184.7
Interest expense	2.2	2.0
Other income	(4.2)	(5.5)

Earnings before provision for income taxes	67.7	111.6
Provision for income taxes	16.0	22.3

Net Earnings	$51.7	$89.3

Net Earnings Per Share of Common Stock	$0.32	$0.53
Diluted Net Earnings Per Share of Common Stock	$0.32	$0.53

Dividends Per Share of Common Stock	$0.24	$0.22

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net earnings	$51.7	$89.3
Other comprehensive (loss) earnings
Foreign currency translation adjustments	(18.0)	15.9
Unrealized net gains (losses) on cash flow derivative instruments, less related income tax provision of $(0.1) in 2020 and $ - in 2019	0.3	(0.1)
Adjustment to pension liability, less related income tax provision of $(1.2) in 2020 and $(1.0) in 2019	3.6	2.9

Comprehensive Earnings	$37.6	$108.0

See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	(unaudited) March 31, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$416.1	$374.0
Marketable securities	135.6	177.4
Receivables	524.0	589.5
Inventories	312.3	303.0
Other current assets	54.5	56.5

Total Current Assets	1,442.5	1,500.4

Property, plant and equipment	1,159.5	1,156.9
Less accumulated depreciation	(622.2)	(611.5)

Net property, plant and equipment	537.3	545.4
Goodwill	542.6	546.0
Other intangibles	333.1	338.4
Operating lease assets	44.9	46.9
Other assets	82.6	80.9

Total Assets	$2,983.0	$3,058.0

Liabilities
Current Liabilities
Trade payables	$442.0	$509.6
Accrued payroll and benefits	47.7	64.6
Accrued liabilities	159.7	143.7
Product warranties	42.9	41.8
Debt due within one year	6.8	6.8

Total Current Liabilities	699.1	766.5

Long-term debt	335.6	277.2
Pension liabilities	20.8	27.8
Long-term operating lease liabilities	37.3	38.7
Other liabilities	273.9	281.0

Total Liabilities	1,366.7	1,391.2

Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 27,000,000 shares; issued 26,175,113 and 26,180,885	130.9	130.9
Common Stock, $1 par value: authorized 240,000,000 shares; issued 164,532,481 and 164,526,709	164.5	164.5
Capital in excess of par value	516.1	509.0
Retained earnings	2,336.1	2,323.4
Accumulated other comprehensive loss	(362.4)	(348.3)
Treasury stock at cost	(1,168.9)	(1,112.7)

Total Stockholders’ Equity	1,616.3	1,666.8

Total Liabilities and Stockholders’ Equity	$2,983.0	$3,058.0

See accompanying notes to unaudited condensed consolidated financial statements

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net earnings	$51.7	$89.3
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	20.1	20.2
Stock based compensation expense	9.0	8.7
Net changes in operating assets and liabilities:
Current assets and liabilities	(15.1)	(86.3)
Noncurrent assets and liabilities	(11.6)	(10.3)

Cash Provided by Operating Activities	54.1	21.6

Investing Activities
Capital expenditures	(12.8)	(20.9)
Investments in marketable securities	(38.8)	(48.5)
Net proceeds from sale of marketable securities	78.0	147.2

Cash Provided by Investing Activities	26.4	77.8

Financing Activities
Long-term debt incurred	58.5	63.0
Common stock repurchases	(56.7)	(45.6)
Net payments from stock option activity	(1.2)	(1.6)
Dividends paid	(39.0)	(37.1)

Cash Used i n Financing Activities	(38.4)	(21.3)

Net increase in cash and cash equivalents	42.1	78.1
Cash and cash equivalents - beginning of period	374.0	259.7

Cash and Cash Equivalents - End of Period	$416.1	$337.8

See accompanying notes to unaudited condensed consolidated financial statements

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Class A Common Stock
Balance at the beginning of the year	$130.9	$131.0

Balance at end of period	$130.9	$131.0

Common Stock
Balance at the beginning of the year	$164.5	$164.5

Balance at end of period	$164.5	$164.5

Capital in Excess of Par Value
Balance at the beginning of the year	$509.0	$496.7
Issuance of share units	(6.5)	(6.1)
Vesting of share units	(1.6)	(1.9)
Stock based compensation expense	8.8	8.6
Exercises of stock options	(0.1)	0.1
Stock incentives	6.5	6.1

Balance at end of period	$516.1	$503.5

Retained Earnings
Balance at the beginning of the year	$2,323.4	$2,102.8
Net earnings	51.7	89.3
Cash dividends on stock	(39.0)	(37.1)

Balance at end of period	$2,336.1	$2,155.0

Accumulated Other Comprehensive Loss (see Note 15)	$(362.4)	$(332.1)

Treasury Stock
Balance at the beginning of the year	$(1,112.7)	$(827.2)
Exercise of stock options	(1.1)	(1.9)
Shares repurchased	(56.7)	(45.6)
Vesting of share units	1.6	2.0

Balance at end of period	$(1,168.9)	$(872.7)

Total Stockholders’ Equity	$1,616.3	$1,749.2

See accompanying notes which are an integral part of these statements.

A. O. SMITH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full year. It is suggested the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019 filed with the SEC on February 24, 2020.
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (FASB) amended Accounting Standards Codification (ASC) 740,
Income Taxes
(issued under Accounting Standards Update (ASU)
2019-12,
“Simplifying the Accounting for Income Taxes”). This amendment removes certain exceptions to the general principles of ASC 740, and clarifies and amends existing guidance to improve consistent application. The amendment requires adoption on January 1, 2021, with early adoption permitted. The Company does not expect that the adoption of ASU
2019-12
will have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.
In January 2017, the FASB amended ASC 350,
Intangibles – Goodwill
and Other (issued under ASU
2017-04,
“Simplifying the Test for Goodwill Impairment”). This amendment simplifies the test for goodwill impairment by only requiring an entity to perform an annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount that the carrying amount exceeds the reporting unit’s fair value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted the amendment on January 1, 2020 and the adoption of ASU
2017-04
did not have an impact on its consolidated balance sheets, statements of earnings or statements of cash flows.
In June 2016, the FASB issued ASC 326,
 Financial Instruments – Credit Losses
(issued under ASU
2016-13)
which modifies the measurement of expected credit losses on certain financial instruments. The Company adopted
2016-13
on January 1, 2020 and the adoption did not have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.

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
Additionally, certain customers in China pay the Company prior to the shipment of products resulting in a customer deposits liability of $65.2 million and $49.6 million at March 31, 2020 and December 31, 2019, respectively. The Company assesses the collectability of customer receivables based on the creditworthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for doubtful accounts, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors including forward-looking information when establishing adequate allowances for doubtful accounts, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. The Company’s allowance for doubtful accounts was $7.5 million and $6.7 million at March 31, 2020 and December 31, 2019, respectively.
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

2.	Revenue Recognition ( continued )
(dollars in millions)

	Three Months Ended March 31,
	2020	2019
North America
Water heaters and related parts	$447.8	$455.7
Boilers and related parts	41.5	42.6
Water treatment products (1)	43.6	23.5

Total North America	532.9	521.8

Rest of World
China	$91.0	$213.0
All other Rest of World	19.2	19.1

Total Rest of World	110.2	232.1

Inter-segment sales	(6.2)	(5.7)

Total Net Sales	$636.9	$748.2

(1)
Includes the results of Water-Right, Inc. and its affiliated entities (Water-Right) from April 8, 2019, the date of acquisition
3.	Acquisitions
On April 8, 2019, the Company acquired 100 percent of the shares of Water-Right, a Wisconsin-based water treatment company. With the addition of Water-Right, the Company grew its North America water treatment platform. Water-Right is included in the Company’s North America segment for reporting purposes.
The Company paid an aggregate cash purchase price of $107.0 million, net of cash acquired. In addition, the Company established a $4.0 million escrow to satisfy any potential obligations of the former owners of Water-Right, should they arise.
The following table summarizes the allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition of Water-Right for purposes of allocating the purchase price. Significant assumptions used to estimate the fair value of intangible assets acquired include discount rates and certain assumptions that form the basis of the forecasted results, including revenue growth rates, attrition rates and royalty rates. The $60.4 million of acquired identifiable intangible assets was comprised of the following: $40.2 million of customer relationships being amortized over 20 years, $19.0 million of trademarks not subject to amortization, and $1.2 million of non-compete
agreements being amortized over 7.5 years.

April 8, 2019 (dollars in millions)
Current assets, net of cash acquired	$9.7
Property, plant and equipment	8.6
Intangible assets	60.4
Goodwill	31.0

Total assets acquired	109.7

Current liabilities	(2.7)

Net assets acquired	$107.0

3.	Acquisitions (continued)

As required under ASC 805 Business Combinations, Water-Right’s results
of operations have been included in the Company’s consolidated financial statements from April 8, 2019, the date of acquisition.
4.	Leases

The Company’s lease portfolio consists of operating leases for buildings
and equipment, such as forklifts and copiers, primarily in the United States and China. The Company defines a lease as a contract that gives the Company the right to control the use of a physical asset for a stated term. The Company pays the lessor for that right, with a series of payments defined in the contract and a corresponding right of use operating lease asset and liability are recorded. The Company has elected not to record leases with an initial term of 12 months or less on its condensed consolidated balance sheet. To determine balance sheet amounts, required legal payments are discounted using the Company’s incremental borrowing rate as of the inception of the lease. The incremental borrowing rate is the rate of interest that the Company would incur if it were to borrow, on a collateralized basis, an amount equal to the value of the leased item over a similar term, in a similar economic environment. Variable lease components not based on an index or rate are excluded from the measurement of the lease asset and liability and expensed as incurred for all asset classes.
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
Supplemental balance sheet information related to leases was as follows:
(dollars in millions)

	March 31, 2020	December 31, 2019
Liabilities
Short term: Accrued liabilities	$11.5	$12.0
Long term: Operating lease liabilities	37.3	38.7

Total operating lease liabilities	$48.8	$50.7

Less: Rent incentives and deferrals	(3.9)	(3.8)

Assets
Operating lease assets	$44.9	$46.9

4.	Leases (continued)

Lease Term and Discount Rate	March 31, 2020
Weighted-average remaining lease term	10 years
Weighted-average discount rate	3.95%

The components of lease expense were as follows:

(dollars in millions)
		Three months ended March 31,
Lease Expense	Classification	2020 (1)	2019 (2)
Operating lease expense	Cost of products sold	$0.7	$0.7
	Selling, general and administrative expenses	4.0	4.9

(1)	2020 includes short-term and variable lease expenses of $0.4 million and $0.4 million, respectively.

(2)	2019 includes short-term and variable lease expenses of $0.4 million and $0.8 million, respectively.

Maturities of lease liabilities were as follows:

(dollars in millions)
March 31, 2020
2020	$10.2
2021	10.7
2022	9.2
2023	4.9
2024	3.8
After 2024	22.7

Total lease payments	61.5
Less: imputed interest	(12.7)

Present value of operating lease liabilities	$48.8

5.	Inventories
The following table presents the components of the Company’s inventory balances:

(dollars in millions)
	March 31, 2020	December 31, 2019
Finished products	$142.8	$136.8
Work in process	21.6	21.7
Raw materials	171.7	168.3

Inventories, at FIFO cost	336.1	326.8
LIFO reserve	(23.8)	(23.8)

Net inventory	$312.3	$303.0

6.	Product Warranties

The Company offers warranties on the sales of certain of its products with terms that are consistent with the market and records an accrual for the estimated future claims. The following table presents the Company’s warranty liability activity.

(dollars in millions)
	Three Months Ended March 31,
	2020	2019
Balance at January 1	$134.3	$139.4
Expense	13.5	9.4
Claims settled	(12.5)	(12.6)

Balance at March 31	$135.3	$136.2

7.	Long-Term Debt

The Company has a $500 million multi-year multi-currency revolving credit agreement with a group of nine banks, which expires on December 15, 2021. The facility has an accordion provision which allows it to be increased up to $700 million if certain conditions (including lender approval) are satisfied.
Borrowings under bank credit lines and commercial paper borrowings are supported by the $500 million revolving credit agreement. As a result of the long-term nature of this facility, the Company’s commercial paper and credit line borrowings are classified as long-term debt at March 31, 2020. At its option, the Company either maintains cash balances or pays fees for bank credit and services.
8.	Earnings per Share of Common Stock

The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended March 31,
	2020	2019
Denominator for basic earnings per share - weighted average shares	161,871,788	167,803,794
Effect of dilutive stock options and share units	1,025,817	1,292,348

Denominator for diluted earnings per share	162,897,605	169,096,142

9.	Stock Based Compensation

The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the “Plan”) effective January 1, 2007. The Plan was reapproved by stockholders on April 16, 2012. The Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options or share units at March 31, 2020 was 951,461. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.
Total stock based compensation expense recognized in the three months ended March 31, 2020 and 2019 was $9.0 million and $8.7 million, respectively.
Stock Options
The stock options granted in the three months ended March 31, 2020 and 2019 have three year pro rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant. For active employees, all options granted in 2020 and 2019 expire ten years after the date of grant. The Company’s stock options are expensed ratably over the three year vesting period; however, included in stock option expense for the three months ended March 31, 2020 and 2019 was expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Stock based compensation expense attributable to stock options in the three months ended March 31, 2020 and 2019 was $4.5 million and $4.3 million, respectively.
Changes in options, all of which relate to the Company’s Common Stock, were as follows for the three months ended March 31, 2020:

	Weighted- Avg. Per Share Exercise Price	Number of Options	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2020	$37.64	2,728,350
Granted	42.39	784,300
Exercised	15.04	(25,147)
Forfeited	48.95	(56,261)

Outstanding at March 31, 2020	38.71	3,431,242	7 years	$19.1

Exercisable at March 31, 2020	34.25	2,162,932	5 years	$19.1

The weighted-average fair value per option at the date of grant during the three months ended March 31, 2020 and 2019 using the Black-Scholes option-pricing model was $8.15 and $10.83, respectively. Assumptions were as follows:

	Three Months Ended March 31,
	2020	2019
Expected life (years)	5.7	5.6
Risk-free interest rate	1.6%	2.7%
Dividend yield	2.1%	1.6%
Expected volatility	23.6%	22.8%

9.	Stock Based Compensation (continued)

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
Restricted Stock and Share Units
Participants may also be awarded shares of restricted stock or share units under the Plan. Share units vest three years after the date of grant. The Company granted 169,407 and 136,647 share units under the plan in the three months ended March 31, 2020 and 2019, respectively. The share units were valued at $7.2 million and $6.8 million at the date of issuance in 2020 and 2019, respectively, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period; however, included in share unit expense in the three months ended March 31, 2020 and 2019 was expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period. Stock based compensation expense attributable to share units of $4.5 million and $4.4 million was recognized in the three months ended March 31, 2020 and 2019, respectively. Certain
non-U.S.-based
employees receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.
A summary of share unit activity under the plan is as follows for the three months ended March 31, 2020:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2020	366,102	$49.92
Granted	169,407	42.39
Vested	(100,735)	49.21
Forfeited	(7,557)	53.96

Issued and unvested at March 31, 2020	427,217	46.94

10.	Pensions

The following table presents the components of the Company’s net pension income.

	Three Months Ended March 31,
	2020	2019
Service cost	$0.4	$0.4
Interest cost	5.7	7.9
Expected return on plan assets	(13.0)	(14.3)
Amortization of unrecognized loss	4.9	4.0
Amortization of prior service cost	(0.1)	(0.1)

Defined benefit plan income	$(2.1)	$(2.1)

The service cost component of net periodic benefit cost is presented within cost of products sold and selling, general and administrative expenses within the condensed consolidated statements of earnings while the other components of pension income are reflected in other income. The Company was not required to and did not make a contribution to its U.S. pension plan in 2019. The Company is not required to make a contribution in 2020.

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
in-home
air purification products in China.
The following table presents the Company’s segment results:

(dollars in millions)
	Three Months Ended March 31,
	2020	2019
Net sales
North America	$532.9	$521.8
Rest of World	110.2	232.1
Inter-segment	(6.2)	(5.7)

	$636.9	$748.2

Segment earnings ( losses )
North America	$127.1	$116.0
Rest of World	(42.2)	12.3

	84.9	128.3

Corporate expense	(15.0)	(14.7)
Interest expense	(2.2)	(2.0)

Earnings before income taxes	67.7	111.6
Provision for income taxes	16.0	22.3

Net earnings	$51.7	$89.3

12.	Fair Value Measurements
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
The following table presents assets measured at fair value on a recurring basis.

(dollars in millions)
Fair Value Measurement Using	March 31, 2020	December 31, 2019
Quoted prices in active markets for identical assets (Level 1)	$135.6	$177.4
Significant other observable inputs (Level 2)	1.0	6.9
Items measured at fair value were comprised of the Company’s marketable securities (Level 1) and derivative instruments (Level 2). There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis during the three months ended March 31, 2020.

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
(dollars in millions)

	March 31, 2020		December 31, 2019
	Buy	Sell	Buy	Sell
British pound	$—	$0.9	$—	$1.3
Canadian dollar	—	59.8	—	49.7
Euro	27.1	—	36.0	—
Mexican peso	23.4	—	18.6	—

Total	$50.5	$60.7	$54.6	$51.0

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
The
after-tax
gains and losses of the contracts as of March 31, 2020 were recorded in accumulated other comprehensive loss and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The after-tax
gains and losses on the contracts will be reclassified within one year.
Net Investment Hedges
The Company enters into certain foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain
non-U.S.
subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For the derivative instruments that are designated and qualify as net investment hedges, gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its
non-U.S.
subsidiaries. These hedges are determined to be effective. The Company recognized $0.8 million and $1.3 million of after-tax
gains associated with hedges of a net investment in
non-U.S.
subsidiaries in currency translation adjustment in other comprehensive income in the three months ended March 31, 2020 and 2019, respectively. The contractual amount of the Company’s foreign currency forward contracts that are designated as net investment hedges is $50.0 million as of March 31, 2020.

13.	Derivative Instruments (continued)

The following tables present the impact of derivative contracts on the Company’s financial statements.

Fair value of derivatives designated as hedging instruments under ASC 815:
(dollars in millions)
	Balance Sheet Location	March 31, 2020	December 31, 2019
Foreign currency contracts	Other current assets	$4.8	$8.4
	Accrued liabilities	(3.6)	(1.5)
Commodities contracts	Accrued liabilities	(0.2)	—

Total derivatives designated as hedging instruments		$1.0	$6.9

The effect of cash flow hedges on the condensed consolidated statement of earnings:
Three Months Ended March 31 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivatives		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings
	2020	2019		2020	2019
Foreign currency contracts	$1.4	$0.1	Cost of products sold	$0.8	$—
Commodities contracts	(0.2)	(0.2)	Cost of products sold	—	—

	$1.2	$(0.1)		$0.8	$—

14.	Income Taxes

The effective income tax rate for the three months ended March 31, 2020 was 23.6 percent compared to 20.0 percent for the three months ended March 31, 2019. The higher effective income tax rate for the three months ended March 31, 2020 compared to the effective income tax rate for the three months ended March 31, 2019 was primarily due to a change in geographic
earnings mix.
As of March 31, 2020, the Company had $9.7 million of unrecognized tax benefits of which $0.8 million would affect its effective income tax rate if recognized. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.
The Company’s U.S. federal income tax returns for 2016-2020 are subject to audit. The Company is subject to state and local income tax audits for tax years 2002-2020. The Company is subject to
non-U.S.
income tax examinations for years 2014-2020.

15.	Changes in Accumulated Other Comprehensive Loss by Component

Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)

	Three Months Ended March 31,
	2020		2019
Cumulative foreign currency translation
Balance at beginning of period	$(66.2)		$(64.9)
Other comprehensive ( loss ) income before reclassifications	(18.0)		15.9

Balance at end of period	(84.2)		(49.0)

Unrealized net gain (loss) on cash flow derivatives
Balance at beginning of period	0.2		(0.7)
Other comprehensive loss before reclassifications	0.9		(0.1)
Realized gains on derivatives reclassified to cost of products sold (net of income tax provision of $ 0.2 and $ - in 2020 and 2019, respectively)	(0.6)		—

Balance at end of period	0.5		(0.8)

Pension liability
Balance at beginning of period	(282.3)		(285.2)
Amounts reclassified from accumulated other comprehensive loss: (1)	3.6		2.9

Balance at end of period	(278.7)		(282.3)

Accumulated other comprehensive loss, end of period	$(362.4)		$(332.1)
(1) Amortization of pension items:

Actuarial losses	$4.9	(2)	$4.0	(2)
Prior year service cost	(0.1	) (2)	(0.1	) (2)
	4.8		3.9
Income tax benefit	(1.2)		(1.0)
Reclassification net of income tax benefit	$3.6		$2.9

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
Before considering any reduction of distributor rebate accruals of $9.1 million
and $14.1 million as of March 31, 2020 and December 31, 2019, respectively, and from the resale of the related inventory, the gross amount the Company would be obligated to repurchase, which would be contingent on the default of all of the outstanding loans, was approximately $17.0 million and $23.1 million as of March 31, 2020 and December 31, 2019, respectively. The Company’s reserves for estimated losses under repurchase arrangements were immaterial as of March 31, 2020 and December 31, 2019.

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
surfaced in Wuhan, China. As a result of the outbreak, the Chinese government required businesses to close and restricted certain travel within the country. In cooperation with the government authorities, our operations in China closed for approximately four weeks. As of the date of this filing, our operations in China have resumed but at below normal levels. In March 2020,
COVID-19
was declared a global pandemic and we saw pressure in our other end markets worldwide. Through the date of this filing, our global manufacturing operations of essential water heating and water treatment products continue with minimal operating disruption. We shifted water heater production from Mexico to the U.S. in the short-term to minimize disruption due to the temporary closure of our Juarez, Mexico plant. As a result of the
COVID-19
pandemic and in support of continuing our manufacturing efforts, we have undertaken numerous and meaningful steps to protect our employees, suppliers, and customers. These important steps, which in certain cases reduce efficiency, include making plant accommodations and reconfigurations to maintain social distancing, mask availability to all employees, during deep cleanings of our facilities and encouraging employees to work remotely where possible, among others. As we receive guidance from governmental authorities, we adjust our safety measures to meet or exceed those guidelines. The majority of our customers in the U.S. are also deemed essential under Cybersecurity and Infrastructure Security Agency (CISA) guidance and are operating their businesses under varying state and local governmental guidance.
Our global supply chain management team continues to monitor and manage our ability to operate effectively in response to various and differing shelter-in-place
orders by countries and states where we and our suppliers operate. To date, we have not seen any meaningful disruptions to our supply chain. Ongoing communications with our suppliers to identify and mitigate risk of potential disruptions and to manage inventory levels continue.
While we believe our balance sheet and capital position are strong, proactive management of discretionary spending and cost structure will continue. In addition, the members of our Board of Directors have voluntarily reduced the cash component of their board compensation by 25 percent and our chairman and chief executive officer (CEO) has voluntarily reduced his base salary by 25 percent. Our CEO’s staff, which includes our other named executive officers, have also volunteered a 15 percent reduction in base salary. We also continue to focus on right-sizing
our cost structure in China through headcount reductions, store closures, cuts in advertising and other cost saving measures.
We estimate that 85 percent of our water heater and boiler units sold in the U.S. relate to replacement business. While we expect that our replacement business in both water heating and boilers will provide a buffer in any economic downturn resulting from
COVID-19
in a similar manner to what we have seen historically, the impacts of the pandemic on consumer spending are difficult to predict.
We believe that the current environment does not allow for the forecast of performance with reasonable precision, and as a result we suspended our 2020 full year outlook. As the severity and duration of the disruption and pace of recovery in our end markets become clearer, we will look to return to our practice of providing a current year outlook.

RESULTS OF OPERATIONS
FIRST THREE MONTHS OF 2020 COMPARED TO 2019
Sales in the first quarter of 2020 were $637 million, approximately 15 percent lower than sales of $748 million in the first quarter of 2019. Our lower sales in the first quarter of 2020 compared to the same period last year were primarily due to a 57 percent decline in sales in China, which was primarily driven by
COVID-19
pandemic–related weak consumer demand. The decreased demand in China more than offset higher water treatment volumes in North America, including incremental sales of $16 million from our Water-Right, Inc. (Water-Right) acquisition, which we completed in April 2019.
First quarter gross profit margin of 37.6 percent in 2020 declined from a gross profit margin of 39.1 percent in the first quarter of 2019. The lower gross profit margin was primarily due to lower sales volumes in China.
Selling, general, and administrative (SG&A) expenses in the first quarter of 2020 were $173.8 million or $10.9 million lower than SG&A expenses of $184.7 million in the first quarter of 2019. The decrease in SG&A expenses in 2020 was primarily due to lower selling, advertising, and engineering expenses in China as a result of reduced sales volumes.
Interest expense in the first quarter of 2020 was $2.2 million compared to $2.0 million in the same period last year. Higher debt levels in 2020 were partially offset by lower interest rates.
Other income was $4.2 million in the first quarter of 2020, down from $5.5 million in the same period last year. The decrease in other income was primarily due to lower interest income.
Our pension costs and credits are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages, and years of service. We consider current market conditions, including changes in interest rates, in making these assumptions. Our assumption for the expected rate of return on plan assets is 6.75 percent in 2020 compared to 7.15 percent in 2019. The discount rate used to determine net periodic pension costs decreased to 3.18 percent in 2020 from 4.32 percent in 2019. Pension income for the first quarter of 2020 and 2019 was $2.1 million in each period. The service cost component of our pension income is reflected in cost of products sold and SG&A expenses. All other components of our pension income are reflected in other income.
Our effective income tax rate for the first quarter of 2020 was 23.6 percent compared to 20.0 percent in the same period last year. Our effective income tax rate in the first quarter of 2020 was higher than the effective income tax rate in the first quarter of 2019, primarily due to a change in geographic earnings mix.
North America
Sales in our North America segment were $533 million in the first quarter of 2020, $11 million higher than sales of $522 million in the first quarter of 2019. The higher sales in the first quarter of 2020 were primarily due to incremental sales of $16 million from Water-Right, as well as organic growth of approximately 17 percent in our North America water treatment products. Higher water heater volumes were partially offset by a water heater sales mix composed of more electric models which have a lower selling price and lower contractual formula pricing associated with a portion of water heater sales based on lower steel costs.
North America segment earnings were $127.1 million in the first quarter of 2020, which was higher than segment earnings of $116.0 million in the same period of 2019. Segment margin was 23.9 percent in the first quarter of 2020 compared to 22.2 percent in the first quarter of 2019. The improvement in segment earnings and margin compared to the prior period was driven by lower steel costs, and improvement in the profitability of water treatment sales, including incremental profit from Water-Right. These favorable impacts were partially offset by the mix toward electric water heaters and lower contractual formula pricing.
Rest of World
Sales in the Rest of World segment were $110 million in the first quarter of 2020 or $122 million lower than sales of $232 million in the first quarter of 2019. Sales in China decreased 57 percent in U.S. dollar terms and 56 percent in local currency terms, primarily due to
COVID-19
pandemic related weak consumer demand as the Chinese economy was essentially closed and mobility was restricted for the majority of the first quarter of 2020. China channel inventory levels declined slightly in the first quarter of 2020 from the levels at the end of 2019.
Rest of World segment losses were $42.2 million in the first quarter of 2020 compared to earnings of $12.3 million in the first quarter of 2019. The unfavorable impact from lower China sales and a higher mix of mid-price
products, which have lower margins compared to higher priced products, was partially offset by the benefits from lower SG&A expenses in that region. As a result of these factors, the segment margin in the first quarter of 2020 was negative compared with 5.3 percent in the same quarter of 2019.
Outlook
We believe that the current environment does not allow for the forecast of performance with reasonable precision, and as a result we suspended our 2020 full year outlook. As the depth and duration of the disruption and pace of recovery in our end markets become clearer, we will look to return to our practice of providing a current year outlook.
Liquidity & Capital Resources
Working capital of $743.4 million at March 31, 2020 was $9.5 million higher than at December 31, 2019, as a result of lower accounts payable balances which were partially offset by lower accounts receivable balances, primarily in China. As of March 31, 2020, approximately $295 million of the $551.7 million of cash, cash equivalents and marketable securities was held in local currency in China. Through the first four months of 2020, we repatriated $125 million to the U.S.
Cash provided by operations in the first quarter of 2020 was $54.1 million compared with $21.6 million provided during the same period last year. Lower earnings which were more than offset by lower working capital investment in the current period resulted in higher cash flow from operations. We believe the current environment is not conducive to reasonably forecast our cash flow for the full year 2020. We continue to monitor developments on an on-going
basis and have taken proactive measures to focus on cash, manage working capital and reduce costs.
Capital expenditures totaled $12.8 million in the first quarter of 2020, compared with $20.9 million in the year ago period. We continue to invest strategically in our business focusing on productivity, new products and technology. We project our 2020 capital expenditures to be between $60 and $70 million, lower than our approximately $80 million average annual spending in the last three years. We expect full year depreciation and amortization will be approximately $85 million.
We have a $500 million multi-currency credit facility with a group of nine banks, which expires in December 2021. The facility has an accordion provision, which allows us to increase it up to $700 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of March 31, 2020. Our total debt increased $58.4 million from $284.0 million at December 31, 2019 to $342.4 million at March 31, 2020. Our leverage ratio as measured by the ratio of total debt to total capitalization, calculated excluding operating leases, was 17.5 percent at March 31, 2020, significantly below the 60 percent maximum dictated by its credit and various long-term note facilities. Our ratio of debt to total capitalization was 14.6 percent at December 31, 2019.
The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt. At March 31, 2020, we had available borrowing capacity of $270.8 million under this facility. As of April 30, 2020, we had liquidity of approximately $850 million consisting of cash, cash equivalents and marketable securities, and undrawn borrowing capacity on our credit facility. We believe the combination of cash, available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.
Our pension plan continues to meet all funding requirements under ERISA regulations. We are not required to make a contribution and we do not plan to make any voluntary contributions to the plan in 2020.
In the second quarter of 2019, our Board of Directors approved adding three million shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, our common stock may be purchased through a combination of a Rule
10b5-1
automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors, which may occur at any time, subject to the parameters of any Rule
10b5-1
automatic trading plan that we may then have in effect. During the first quarter of 2020, we repurchased 1,348,391 shares of our stock at a total cost of $56.7 million. At March 31, 2020, we had 1,613,824 million shares remaining on the board share repurchase authority. Due to the uncertainty surrounding the impact of the global
COVID-19
pandemic, we suspended our share repurchases on March 18, 2020.
On April 14, 2020, our Board of Directors declared a regular quarterly cash dividend of $0.24 per share on our Common Stock and Class A common stock. The five-year compound annual growth rate of our dividend is approximately 20 percent. The dividend is payable on May 15, 2020 to shareholders of record on April 30, 2020.
Critical Accounting Policies
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form
10-K
for the year ended December 31, 2019. We believe that at March 31, 2020, there has been no material change to this information.

Recent Accounting Pronouncements
Refer to
Recent Accounting Pronouncements
in Note 1 – Basis of Presentation in the notes to our condensed consolidated financial statements included in Part 1 Financial Information.
Forward Looking Statements
This filing contains statements that the company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “continue,” “guidance” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: negative impacts to the company’s business, including demand for its products, operations and work-force dislocation and disruption, supply chain disruption and liquidity as a result of the severity and duration of the
COVID-19
pandemic; a failure to recover or a further weakening of the Chinese economy and/ or a failure to recover or a further decline in the growth rate of consumer spending or housing sales in China; negative impact to the company’s businesses from international tariffs and trade disputes; potential weakening in the high efficiency boiler segment in the U.S.; significant volatility in raw material availability and prices; inability of the company to implement or maintain pricing actions; a failure to recover or further weakening in U.S. residential or commercial construction or instability in the company’s replacement markets; foreign currency fluctuations; the company’s inability to successfully integrate or achieve its strategic objectives resulting from acquisitions; competitive pressures on the company’s businesses; the impact of potential information technology or data security breaches; changes in government regulations or regulatory requirements; and adverse developments in general economic, political and business conditions in key regions of the world. Forward-looking statements included in this filing are made only as of the date of this filing, and the company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the company, or persons acting on its behalf, are qualified entirely by these cautionary statements.
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As is more fully described in our Annual Report on Form
10-K
for the year ended December 31, 2019, we are exposed to various types of market risks, including currency and certain commodity risks. Our quantitative and qualitative disclosures about market risk have not materially changed since that report was filed. We monitor our currency and commodity risks on a continuous basis and generally enter into forward and futures contracts to minimize these exposures. The majority of the contracts are for periods of less than one year. Our Company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule
13a-15(e)
promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon this evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS
On May 28, 2019, a putative securities class action lawsuit was filed in the U.S. District Court for the Eastern District of Wisconsin against the Company and certain of its current or former officers. Subsequently, on November 22, 2019, a consolidated amended complaint was filed by the lead plaintiff. This action, now captioned as City of Birmingham Retirement and Relief System v. A. O. Smith Corporation, et al., asserts securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and seeks damages and other relief based upon the allegations in the complaint. On January 24, 2020, A. O. Smith and the other defendants moved to dismiss the consolidated amended complaint for failure to state a claim. Their motion is currently pending. A shareholder derivative lawsuit, captioned as Pierce v. A. O. Smith Corporation, et al. and based on similar allegations as the putative class action, was filed on August 20, 2019, also in the U.S. District Court for the Eastern District of Wisconsin. On November 6, 2019, the plaintiff in the derivative action moved to dismiss his lawsuit, and re-filed
it in the U.S. District Court for the District of Delaware on November 12, 2019. The derivative action asserts claims under Sections 14(a) and 20(a) of the Exchange Act, as well as for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks damages and other relief based upon the allegations in the complaint. On February 12, 2020, the parties filed a stipulation seeking to stay the derivative lawsuit pending resolution of the City of Birmingham lawsuit. On February 13, 2020, a second shareholder derivative suit, captioned as Jarozewski v. A. O. Smith Corporation, et al., was filed in the U.S. District Court for the District of Delaware, asserting claims under Sections 10(b), 14(a) and 20(a) of the Exchange Act, as well as for breach of fiduciary duty, unjust enrichment, and insider trading, and seeks damages and other relief based upon the allegations in the complaint. On April 1, 2020, the U.S. District Court for the District of Delaware, upon a joint stipulation filed by the parties, consolidated both the Pierce and Jarozewski derivative lawsuits and stayed the consolidated actions pending resolution of the City of Birmingham lawsuit.

ITEM 1A RISK FACTORS
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, except for the addition of the risk factor set forth below:
The global coronavirus
(COVID-19)
pandemic, or other global public health pandemics, could have a material adverse effect on our business, results of operations and financial condition
Our business, results of operations and financial condition may be adversely affected if a global public health pandemic, including the current
COVID-19
pandemic, interferes with the ability of our employees, suppliers, and customers to perform our and their respective responsibilities and obligations relative to the conduct of our business and operations. The
COVID-19
pandemic has significantly impacted economic activity and markets around the world, and it could have a material negative impact on our business and operations in numerous ways, including but not limited to those outlined below:
•	The risk that we, or our employees, suppliers or customers may be prevented from conducting business activities for an indefinite period of time, including shutdowns that may be requested or mandated by governmental authorities.
•	Restrictions on shipping products from certain jurisdictions where they are produced or into certain jurisdictions where customers are located.
•	Inability to meet our customers’ needs and achieve cost targets due to disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements, such as raw materials or other finished product components, transportation, workforce or other manufacturing and distribution capability.
•	Failure of third parties on which we rely, including our suppliers, distributors, contractors and commercial banks, to meet their obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties and may adversely impact our operations.
•	Significant reductions in demand or significant volatility in demand and a global economic recession that could further reduce demand for our products, resulting from actions taken by governments, businesses, and/or the general public in an effort to limit exposure to and spreading of such infectious diseases, such as travel restrictions, quarantines, and business shutdowns or slowdowns.
•	Manufacturing plant inefficiencies due to safety and preventative health measures that we have implemented in our plants to prevent the spread of COVID-19.
•	Deterioration of worldwide credit and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures.
The extent to which the
COVID-19
pandemic, or other outbreaks of disease or similar public health threats, materially and adversely impacts our business, results of operations and financial condition is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak. In addition, how quickly, and to what extent, normal economic and operating conditions can resume cannot be predicted, and the resumption of normal business operations may be delayed or constrained by lingering effects of the
COVID-19
pandemic on our suppliers, third-party service providers, and/or customers.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the second quarter of 2019, our Board of Directors approved adding three million shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule
10b5-1
automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule
10b5-1
automatic trading plan that we may then have in effect. In the first quarter of 2020, we repurchased 1,348,391 shares at an average price of $42.02 per share and at a total cost of $56.7 million. As of March 31, 2020, there were 1,613,824 shares remaining on the existing repurchase authorization. Due to the uncertainty surrounding the impact of the global
COVID-19
pandemic, we suspended our share repurchases on March 18, 2020.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1 – January 31, 2020	400,800	$46.89	400,800	2,561,415
February 1 – February 29, 2020	62,000	42.07	62,000	2,499,415
March 1 – March 31, 2020	885,591	39.82	885,591	1,613,824
ITEM 6 - EXHIBITS
Refer to the Exhibit Index on page 30 of this report.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101
The following materials from A. O. Smith Corporation’s Quarterly Report on Form
10-Q
for the quarter ended March 31, 2020 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2020 and 2019, (ii) the Condensed Consolidated Statement of Comprehensive Earnings for the three months ended March 31, 2020 and 2019, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2020, and December 31, 2019 (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2020 and 2019 (v) the Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2020 and 2019 (vi) the Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

May 5, 2020	/s/Helen E. Gurholt
Helen E. Gurholt
Vice President and Controller

/s/Charles T. Lauber
Charles T. Lauber
Executive Vice President and
Chief Financial Officer