Form 10-Q
period 2020-06-30
SMITH A O CORP
filed 2020-08-05
CIK 91142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020.
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
of the Act.)    ☐  Yes    ☒

No
Class A Common Stock Outstanding as of July 31, 2020 - 26,038,133 shares
Common Stock Outstanding as of July 31, 2020 - 135,375,099

shares

Index
A. O. Smith Corporation

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$663.9	$765.4	$1,300.8	$1,513.6
Cost of products sold	416.4	456.7	813.8	912.1

Gross profit	247.5	308.7	487.0	601.5
Selling, general and administrative expenses	155.9	178.7	329.7	363.4
Severance and restructuring expenses	6.1	—	6.1	—
Interest expense	2.5	3.4	4.7	5.4
Other income	(4.0)	(5.6)	(8.2)	(11.1)

Earnings before provision for income taxes	87.0	132.2	154.7	243.8
Provision for income taxes	19.2	30.1	35.2	52.4

Net Earnings	$67.8	$102.1	$119.5	$191.4

Net Earnings Per Share of Common Stock	$0.42	$0.61	$0.74	$1.14

Diluted Net Earnings Per Share of Common Stock	$0.42	$0.61	$0.74	$1.14

Dividends Per Share of Common Stock	$0.24	$0.22	$0.48	$0.44

A. O. SMITH CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (dollars in millions) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net earnings	$67.8	$102.1	$119.5	$191.4
Other comprehensive earnings (loss)
Foreign currency translation adjustments	3.7	(10.1)	(14.3)	5.8
Unrealized net (losses) gains on cash flow derivative instruments, less related income tax benefit (provision) of $0.3 and $0.2 in 2020, ($0.2) and ($0.1) in 2019	(0.8)	0.7	(0.5)	0.6
Adjustment to pension liability, less related income tax provision of ($1.2) and ($2.4) in 2020 and ($0.8) and ($1.8) in 2019	3.7	3.1	7.3	6.0

Comprehensive Earnings	$74.4	$95.8	$112.0	$203.8

See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	(unaudited) June 30, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$442.7	$374.0
Marketable securities	126.0	177.4
Receivables	515.9	589.5
Inventories	306.0	303.0
Other current assets	53.8	56.5

Total Current Assets	1,444.4	1,500.4
Property, plant and equipment	1,170.5	1,156.9
Less accumulated depreciation	(636.7)	(611.5)

Net property, plant and equipment	533.8	545.4
Goodwill	544.0	546.0
Other intangibles	329.5	338.4
Operating lease assets	45.2	46.9
Other assets	87.3	80.9

Total Assets	$2,984.2	$3,058.0
Liabilities
Current Liabilities
Trade payables	$435.7	$509.6
Accrued payroll and benefits	59.7	64.6
Accrued liabilities	188.4	143.7
Product warranties	44.8	41.8
Debt due within one year	6.8	6.8

Total Current Liabilities	735.4	766.5
Long-term debt	274.3	277.2
Pension liabilities	13.8	27.8
Long-term operating lease liabilities	37.5	38.7
Other liabilities	265.1	281.0

Total Liabilities	1,326.1	1,391.2
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 27,000,000 shares; issued , 26,172,713 and 26,180,885	130.9	130.9
Common Stock, $1 par value: authorized 240,000,000 shares; issued 164,534,881 and 164,526,709	164.5	164.5
Capital in excess of par value	517.1	509.0
Retained earnings	2,365.1	2,323.4
Accumulated other comprehensive loss	(355.8)	(348.3)
Treasury stock at cost	(1,163.7)	(1,112.7)

Total Stockholders’ Equity	1,658.1	1,666.8

Total Liabilities and Stockholders’ Equity	$2,984.2	$3,058.0

See accompanying notes to unaudited condensed consolidated financial statements

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net earnings	$119.5	$191.4
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	40.0	38.4
Stock based compensation expense	10.4	10.8
Net changes in operating assets and liabilities:
Current assets and liabilities	35.9	(75.9)
Noncurrent assets and liabilities	(26.5)	(21.0)

Cash Provided by Operating Activities	179.3	143.7
Investing Activities
Capital expenditures	(24.8)	(36.5)
Acquisition	—	(107.0)
Investments in marketable securities	(91.1)	(202.3)
Net proceeds from sale of marketable securities	140.1	293.8

Cash Provided by (Used in) Investing Activities	24.2	(52.0)
Financing Activities
Long-term debt (repaid) incurred	(2.9)	137.3
Common stock repurchases	(56.7)	(132.6)
Net payments from stock option activity	2.6	(0.5)
Dividends paid	(77.8)	(74.0)

Cash Used in Financing Activities	(134.8)	(69.8)

Net increase in cash and cash equivalents	68.7	21.9
Cash and cash equivalents - beginning of period	374.0	259.7

Cash and Cash Equivalents - End of Period	$442.7	$281.6

See accompanying notes to unaudited condensed consolidated financial statements

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Class A Common Stock
Balance at the beginning of period	$130.9	$131.0	$130.9	$131.0
Conversion of Class A Common Stock	—	(0.1)	—	(0.1)

Balance at end of period	$130.9	$130.9	$130.9	$130.9

Common Stock
Balance at the beginning of period	$164.5	$164.5	$164.5	$164.5

Balance at end of period	$164.5	$164.5	$164.5	$164.5

Capital in Excess of Par Value
Balance at the beginning of period	$516.1	$503.5	$509.0	$496.7
Conversion of Class A Common Stock	—	0.1	—	0.1
Issuance of share units	—	(0.1)	(6.5)	(6.2)
Vesting of share units	—	(0.1)	(1.6)	(2.0)
Stock based compensation expense	1.4	1.9	10.2	10.5
Exercises of stock options	(1.1)	0.5	(1.2)	0.6
Stock incentives	0.7	0.9	7.2	7.0

Balance at end of period	$517.1	$506.7	$517.1	$506.7

Retained Earnings
Balance at the beginning of period	$2,336.1	$2,155.0	$2,323.4	$2,102.8
Net earnings	67.8	102.1	119.5	191.4
Cash dividends on stock	(38.8)	(36.9)	(77.8)	(74.0)

Balance at end of period	$2,365.1	$2,220.2	$2,365.1	$2,220.2

Accumulated Other Comprehensive Loss (see Note 17)	$(355.8)	$(338.4)	$(355.8)	$(338.4)
Treasury Stock
Balance at the beginning of period	$(1,168.9)	$(872.7)	$(1,112.7)	$(827.2)
Exercise of stock options	4.8	0.6	3.7	(1.3)
Stock incentives and directors’ compensation	0.4	0.2	0.4	0.2
Shares repurchased	—	(87.0)	(56.7)	(132.6)
Vesting of share units	—	0.1	1.6	2.1

Balance at end of period	$(1,163.7)	$(958.8)	$(1,163.7)	$(958.8)

Total Stockholders’ Equity	$1,658.1	$1,725.1	$1,658.1	$1,725.1

See accompanying notes which are an integral part of these statements.

A. O. SMITH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full year. It is suggested the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019 filed with the SEC on February 24, 2020.
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (FASB) amended Accounting Standards Codification (ASC) 740,
Income Taxes
(issued under Accounting Standards Update (ASU)
2019-12,
“Simplifying the Accounting for Income Taxes”). This amendment removes certain exceptions to the general principles of ASC 740 and clarifies and amends existing guidance to improve consistent application. The amendment requires adoption on January 1, 2021, with early adoption permitted. The Company does not expect that the adoption of ASU
2019-12
will have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.
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

ASU

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
Additionally, certain customers in China pay the Company prior to the shipment of products resulting in a customer deposits liability of $43.0 million and $49.6 million at June 30, 2020 and December 31, 2019, respectively. The Company assesses the collectability of customer receivables based on the creditworthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for doubtful accounts, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors including forward-looking information when establishing adequate allowances for doubtful accounts, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. The Company’s allowance for doubtful accounts was $6.7 million at both June 30, 2020 and December 31, 2019.
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
in-home
air purification products in China.

2.	Revenue Recognition (continued)

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
Boilers
The Company’s boilers are closed loop water heating systems used primarily for space heating or hydronic heating. The Company’s boilers are primarily used in applications in commercial settings for hospitals, schools, hotels and other large commercial buildings while residential boilers are used in homes, apartments and condominiums. The Company’s boiler distribution channel is comprised primarily of manufacturer representative firms, with the remainder of its

boilers distributed through wholesale channels. The Company’s boiler sales in the North America segment are derived from a combination of replacement of existing products and new construction.
Water treatment
products
The Company’s water treatment products range from
point-of-entry
water softeners, solutions for problem well water, and whole-home water filtration products to on-the-go
filtration bottles and
point-of-use
carbon and reverse osmosis products. Typical applications for the Company’s water treatment products include residences, restaurants, hotels and offices. The Company sells water treatment products through its retail and wholesale distribution channels, similar to water heater products and related parts. The Company’s water treatment products are also sold through independent water quality dealers as well as directly to consumers including through internet sales channels. A portion of the Company’s sales of water treatment products in the North America segment is comprised of replacement filters.
The following table disaggregates the Company’s net sales by segment. As described above, the Company’s North America segment
sales are further disaggregated by major product line. In addition, the Company’s Rest of World segment sales are disaggregated by China and all other Rest of World.

2.	Revenue Recognition (continued)

(dollars in millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
North America
Water heaters and related parts	$396.8	$438.9	$844.6	$894.6
Boilers and related parts	41.0	48.0	82.5	90.6
Water treatment products (1)	42.7	37.1	86.3	60.6

Total North America	480.5	524.0	1,013.4	1,045.8
Rest of World
China	$172.7	$224.2	$263.7	$437.2
All other Rest of World	17.0	24.9	36.2	44.0

Total Rest of World	189.7	249.1	299.9	481.2
Inter-segment sales	(6.3)	(7.7)	(12.5)	(13.4)

Total Net Sales	$663.9	$765.4	$1,300.8	$1,513.6

(1)	Includes the results of Water-Right, Inc. and its affiliated entities (Water-Right) from April 8, 2019, the date of acquisition

3.	Acquisition
On April 8, 2019, the Company acquired 100 percent of the shares of Water-Right, a Wisconsin-based water treatment company. With the addition of Water-Right, the Company grew its North America water treatment platform. Water-Right is included in the Company’s North America segment for reporting purposes.
The Company paid an aggregate cash purchase price of $107.0 million, net of cash acquired. In addition, the Company established a $4.0 million escrow to satisfy any potential obligations of the former owners of Water-Right, should they arise. During the three months ended June 30, 2020 the

C
ompany

released $2.0 million of the escrow to the previous owners of Water-Right. The remaining balance of the escrow has scheduled disbursements of $1.9 million in the fourth quarter of 2020 and $0.1 million in the second quarter of 2021.
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

3.	Acquisition (continued)

April 8, 2019 (dollars in millions)
Current assets, net of cash acquired	$9.7
Property, plant and equipment	8.6
Intangible assets	60.4
Goodwill	31.0

Total assets acquired	109.7
Current liabilities	(2.7)

Net assets acquired	$107.0

As required under ASC 805 Business Combinations, Water-Right’s results of operations have been included in the Company’s consolidated financial statements from April 8, 2019, the date of acquisition.

4.	Severance and Restructuring Expenses
During the three months ended June 30, 2020, to align our business to current market conditions, the
C
ompany recognized $6.1 million of

pre-tax

severance and restructuring expenses, comprised of $5.2 million severance costs and $0.9 million of other restructuring expenses, as well as a corresponding $1.1 million tax benefit related to these charges. Of the $6.1 million

expen
s
e

recognized, $2.2 million was related to the North America segment and $3.9 million was related to the Rest of World segment.

The Company’s severance and restructuring actions were largely completed in the three months ended June 30, 2020.
The following table summarizes the activity in the Company’s accrual for severance and restructuring expenses incurred during the three months ended June 30, 2020:

(dollars in millions)
	Severance Expenses	Restructuring Expenses	Total
Accrued severance and restructuring expenses, March 31, 2020	$—	$—	$—
Charges	5.2	0.9	6.1
Cash Payments	(2.2)	(0.3)	(2.5)

Accrued severance and restructuring expenses, June 30, 2020	$3.0	$0.6	$3.6

5.	Leases
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
Supplemental balance sheet information related to leases was as follows:

(dollars in millions)
	June 30, 2020	December 31, 2019
Liabilities
Short term: Accrued liabilities	$11.5	$12.0
Long term: Operating lease liabilities	37.5	38.7

Total operating lease liabilities	$49.0	$50.7
Less: Rent incentives and deferrals	(3.8)	(3.8)

Assets
Operating lease assets	$45.2	$46.9

Lease Term and Discount Rate	June 30, 2020
Weighted-average remaining lease term	9.8 years
Weighted-average discount rate	3.83%

5.	Leases (continued)

The components of lease expense were as follows:

(dollars in millions)
		Three months ended June 30,
Lease Expense	Classification	2020 (1)	2019 (2)
Operating lease expense	Cost of products sold	$0.8	$0.7
	Selling, general and administrative expenses	$4.2	$4.1

(1)	2020 includes short-term and variable lease expenses of $0.6 million and $0.5 million, respectively.
(2)	2019 includes short-term and variable lease expenses of $0.5 million and $0.2 million, respectively.

(dollars in millions)
		Six months ended June 30,
Lease Expense	Classification	2020 (1)	2019 (2)
Operating lease expense	Cost of products sold	$1.5	$1.3
	Selling, general and administrative expenses	$8.2	$9.0

(1)	2020 includes short-term and variable lease expenses of $1.0 million and $0.9 million, respectively.
(2)	2019 includes short-term and variable lease expenses of $1.0 million and $1.0 million, respectively.
Maturities of lease liabilities were as follows:

(dollars in millions)
June 30, 2020
2020	$7.0
2021	11.7
2022	9.9
2023	5.5
2024	4.4
After 2024	23.0

Total lease payments	61.5
Less: imputed interest	(12.5)

Present value of operating lease liabilities	$49.0

6.	Inventories
The following table presents the components of the Company’s inventory balances:

(dollars in millions)
	June 30, 2020	December 31, 2019
Finished products	$134.3	$136.8
Work in process	22.7	21.7
Raw materials	172.8	168.3

Inventories, at FIFO cost	329.8	326.8
LIFO reserve	(23.8)	(23.8)

Net inventory	$306.0	$303.0

7.	Product Warranties
The Company offers warranties on the sales of certain of its products with terms that are consistent with the market and records an accrual for the estimated future claims. The following table presents the Company’s warranty liability activity.

	Three Months Ended June 30,
(dollars in millions)
	2020	2019
Balance at April 1,	$135.3	$136.2
Expense	12.3	11.4
Claims settled	(11.6)	(13.6)

Balance at June 30,	$136.0	$134.0

	Six Months Ended June 30,
(dollars in millions)
	2020	2019
Balance at January 1,	$134.3	$139.4
Expense	25.8	20.8
Claims settled	(24.1)	(26.2)

Balance at June 30,	$136.0	$134.0

8.	Long-Term Debt
The Company has a $500 million multi-year multi-currency revolving credit agreement with a group of nine banks, which expires on December 15, 2021. The facility has an accordion provision which allows it to be increased up to $700 million if certain conditions (including lender approval) are satisfied.
Borrowings under bank credit lines and commercial paper borrowings are supported by the $500 million revolving credit agreement. As a result of the long-term nature of this facility, the Company’s commercial paper and credit line borrowings are classified as long-term debt at June 30, 2020. At its option, the Company either maintains cash balances or pays fees for bank credit and services.

9.	Earnings per Share of Common Stock
The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Denominator for basic earnings per share - weighted average shares	161,208,194	166,825,601	161,539,991	167,311,995
Effect of dilutive stock options and share units	965,648	1,260,667	995,675	1,276,451

Denominator for diluted earnings per share	162,173,842	168,086,268	162,535,666	168,588,446

10.	Stock Based Compensation
The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the Plan) effective January 1, 2007. The Plan was most recently
r
eapproved by stockholders on April 15, 2020. The Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options or share units at June 30, 2020 was 3,410,323 which includes 2,400,000 additional shares that were authorized on April 15, 2020 at the Company’s annual meeting of stockholders. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.
Total stock based compensation expense recognized in the three months ended June 30, 2020 and 2019 was $1.4 million and $2.1 million, respectively. Total stock based compensation expense recognized in the six months ended June 30, 2020 and 2019 was $10.4 million and $10.8 million, respectively.
Stock Options
The stock options granted in the six months ended June 30, 2020 and 2019 have three year pro rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant. For active employees, all options granted in 2020 and 2019 expire ten years after the date of grant. The Company’s stock options are expensed ratably over the three year vesting period; however, included in stock option expense for the three and six months ended June 30, 2020 and 2019 was expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Stock based compensation expense attributable to stock options in the three months ended June 30, 2020 and 2019 was $0.7 million and $0.9 million, respectively. Stock based compensation expense attributable to stock options in the six months ended June 30, 2020 and 2019 was $5.2 million, respectively. Changes in options, all of which relate
to the Company’s Common Stock, were as follows for the six months ended June 30, 2020:

	Weighted- Avg. Per Share Exercise Price	Number of Options	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2020	$37.64	2,728,350
Granted	42.39	784,300
Exercised	14.79	(271,844)
Forfeited	48.50	(68,654)

Outstanding at June 30, 2020	40.54	3,172,152	7 years	$28.2

Exercisable at June 30, 2020	38.42	1,922,832	7 years	$28.2

The weighted-average fair value per option at the date of grant during the six months ended June 30, 2020 and 2019 using the Black-Scholes option-pricing model was $8.15 and $10.83, respectively. Assumptions were as follows:

	Six Months Ended June 30,
	2020	2019
Expected life (years)	5.7	5.5
Risk-free interest rate	1.6%	2.7%
Dividend yield	2.1%	1.6%
Expected volatility	23.6%	22.8%

10.	Stock Based Compensation (continued)

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
Restricted Stock and Share Units
Participants may also be awarded shares of restricted stock or share units under the Plan. Share units vest three years after the date of grant. The Company granted 169,539 and 139,892 share units under the plan in the six months ended June 30, 2020 and 2019, respectively. The share units were valued at $7.2 million and $6.9 million at the date of issuance in 2020 and 2019, respectively, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period; however, included in share unit expense in the three and six months ended June 30, 2020 and 2019 was expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period. Stock based compensation expense attributable to share units of $0.7 million and $1.2 million was recognized in the three months ended June 30, 2020 and 2019, respectively. Stock based compensation expense attributable to share units of $5.2 million and $5.6 million was recognized in the six months ended June 30, 2020 and 2019, respectively. Certain
non-U.S.-based
employees receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period. A summary of share unit activity under the plan is as follows for the six months ended June 30, 2020:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2020	366,102	$49.92
Granted	169,539	42.39
Vested	(100,735)	49.21
Forfeited	(10,656)	52.48

Issued and unvested at June 30, 2020	424,250	46.93

11.	Pensions
The following table presents the components of the Company’s net pension income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$0.3	$0.5	$0.7	$0.9
Interest cost	5.8	7.8	11.5	15.7
Expected return on plan assets	(13.0)	(14.4)	(26.0)	(28.7)
Amortization of unrecognized loss	5.0	4.0	9.9	8.0
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.2)

Defined benefit plan income	$(2.0)	$(2.2)	$(4.1)	$(4.3)

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
in-home
air purification products in China.

12.	Segment Results (continued)

The following table presents the Company’s segment results:

(dollars in millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales
North America	$480.5	$524.0	$1,013.4	$1,045.8
Rest of World	189.7	249.1	299.9	481.2
Inter-segment	(6.3)	(7.7)	(12.5)	(13.4)

	$663.9	$765.4	$1,300.8	$1,513.6

Segment earnings
North America (1)	$105.4	$122.9	$232.5	$238.9
Rest of World (2)	(5.8)	22.4	(48.0)	34.7
Inter-segment	(0.3)	(0.1)	(0.3)	(0.1)

	99.3	145.2	184.2	273.5
Corporate expense	(9.8)	(9.6)	(24.8)	(24.3)
Interest expense	(2.5)	(3.4)	(4.7)	(5.4)

Earnings before income taxes	87.0	132.2	154.7	243.8
Provision for income taxes	19.2	30.1	35.2	52.4

Net earnings	$67.8	$102.1	$119.5	$191.4

(1) includes severance and restructuring expenses of:	$2.2	$—	$2.2	$—
(2) includes severance and restructuring expenses of:	$3.9	$—	$3.9	$—

13.	Fair Value Measurements
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
The following table presents assets measured at fair value on a recurring basis.

(dollars in millions)
Fair Value Measurement Using	June 30, 2020	December 31, 2019
Quoted prices in active markets for identical assets (Level 1)	$126.0	$177.4
Significant other observable inputs (Level 2)	(0.4)	6.9

13.	Fair Value Measurements (continued)

Items measured at fair value were comprised of the Company’s marketable securities (Level 1) and derivative instruments (Level 2). There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis during the six months ended June 30, 2020.

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

(dollars in millions)
	June 30, 2020		December 31, 2019
	Buy	Sell	Buy	Sell
British pound	$—	$0.6	$—	$1.3
Canadian dollar	—	39.6	—	49.7
Euro	24.6	—	36.0	—
Mexican peso	23.6	—	18.6	—

Total	$48.2	$40.2	$54.6	$51.0

14.	Derivative Instruments (continued)

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
The
after-tax
gains and losses of the contracts as of June 30, 2020 were recorded in accumulated other comprehensive loss and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The after-tax
gains and losses on the contracts will be reclassified within one year.
Net Investment Hedges
The Company enters into certain foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain
non-U.S.
subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For the derivative instruments that are designated and qualify as net investment hedges, gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its
non-U.S.
subsidiaries. These hedges are determined to be effective. The Company recognized ($0.1) million and $0.7 million of after-tax
(losses) gains associated with hedges of a net investment in
non-U.S.
subsidiaries in currency translation adjustment in other comprehensive income in the three and six months ended June 30, 2020, respectively. The Company recognized $- and $1.3 million of after-tax
gains associated with hedges of a net investment in
non-U.S.
subsidiaries in currency translation adjustment in other comprehensive income in the three and six months ended June 30, 2019, respectively. As of June 30, 2020, the Company had no foreign currency forward contracts designated as net investment hedges outstanding.
The following tables present the impact of derivative contracts on the Company’s financial statements.
Fair value of derivatives designated as hedging instruments under ASC 815:

(dollars in millions)
	Balance Sheet Location	June 30, 2020	December 31, 2019
Foreign currency contracts	Other current assets	$1.6	$8.4
	Accrued liabilities	(1.9)	(1.5)
Commodities contracts	Accrued liabilities	(0.1)	—

Total derivatives designated as hedging instruments		$(0.4)	$6.9

14.	Derivative Instruments (continued)

The effect of cash flow hedges on the condensed consolidated statement of earnings:
Three Months Ended June 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivatives		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings
	2020	2019		2020	2019
Foreign currency contracts	$(0.6)	$0.5	Cost of products sold	$0.5	$—
Commodities contracts	0.1	(0.3)	Cost of products sold	—	(0.8)

	$(0.5)	$0.2		$0.5	$(0.8)

Six Months Ended June 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivatives		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings
	2020	2019		2020	2019
Foreign currency contracts	$0.8	$0.6	Cost of products sold	$1.3	$—
Commodities contracts	(0.1)	(0.5)	Cost of products sold	—	(0.8)

	$0.7	$0.1		$1.3	$(0.8)

15.	Income Taxes
The Company’s effective income tax rates for the three and six months ended June 30, 2020 were 22.1 percent and 22.8 percent, respectively. The Company estimates that its annual effective income tax rate for the full year 2020 will be between 23.0 and 23.5 percent. The effective income tax rates for the three and six months ended June 30, 2019 were 22.8 percent and 21.5 percent, respectively. The change in the effective income tax rate for the six months ended June 30, 2020 compared to the effective income tax rate for the six months ended June 30, 2019 was primarily due to a change in geographic earnings mix.
As of June 30, 2020, the Company had $9.7 million of unrecognized tax benefits of which $0.8 million would affect its effective income tax rate if recognized. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.
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
Before considering any reduction of distributor rebate accruals of $7.2 and $14.1 million as of June 30, 2020 and December 31, 2019, respectively, and from the resale of the related inventory, the gross amount the Company would be obligated to repurchase, which would be contingent on the default of all of the outstanding loans, was approximately $10.8 million and $23.1 million as of June 30, 2020 and December 31, 2019, respectively. The Company’s reserves for estimated losses under repurchase arrangements were immaterial as of June 30, 2020 and December 31, 2019.

17.	Changes in Accumulated Other Comprehensive Loss by Component
Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)
	Three Months Ended June 30,
	2020		2019
Cumulative foreign currency translation
Balance at beginning of period	$(84.2)		$(49.0)
Other comprehensive income (loss) before reclassifications	3.7		(10.1)

Balance at end of period	(80.5)		(59.1)

Unrealized net gain (loss) on cash flow derivatives
Balance at beginning of period	0.5		(0.8)
Other comprehensive (loss) gain before reclassifications	(0.4)		0.1
Realized (gains) losses on derivatives reclassified to cost of products sold (net of income tax provision (benefit) of $0.1 and ($0.2) in 2020 and 2019, respectively)	(0.4)		0.6

Balance at end of period	(0.3)		(0.1)

Pension liability
Balance at beginning of period	(278.7)		(282.3)
Amounts reclassified from accumulated other comprehensive loss: (1)	3.7		3.1

Balance at end of period	(275.0)		(279.2)

Accumulated other comprehensive loss, end of period	$(355.8)		$(338.4)

(1) Amortization of pension items:
Actuarial losses	$5.0	(2)	$4.0	(2)
Prior year service cost	(0.1	) (2)	(0.1	) (2)

	4.9		3.9
Income tax benefit	(1.2)		(0.8)

Reclassification net of income tax benefit	$3.7		$3.1

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 - Pensions for additional details

17.	Changes in Accumulated Other Comprehensive Loss by Component (continued)
Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)
	Six Months Ended June 30,
	2020		2019
Cumulative foreign currency translation
Balance at beginning of period	$(66.2)		$(64.9)
Other comprehensive (loss) income before reclassifications	(14.3)		5.8

Balance at end of period	(80.5)		(59.1)

Unrealized net gain on cash flow derivatives
Balance at beginning of period	0.2		(0.7)
Other comprehensive gain before reclassifications	0.5		—
Realized (gains) losses on derivatives reclassified to cost of products sold (net of income tax provision (benefit) of $0.3 and ($0.2) in 2020 and 2019, respectively)	(1.0)		0.6

Balance at end of period	(0.3)		(0.1)

Pension liability
Balance at beginning of period	(282.3)		(285.2)
Amounts reclassified from accumulated other comprehensive loss: (1)	7.3		6.0

Balance at end of period	(275.0)		(279.2)

Accumulated other comprehensive loss, end of period	$(355.8)		$(338.4)

(1) Amortization of pension items:
Actuarial losses	$9.9	(2)	$8.0	(2)
Prior year service cost	(0.2	) (2)	(0.2	) (2)

	9.7		7.8
Income tax benefit	(2.4)		(1.8)

Reclassification net of income tax benefit	$7.3		$6.0

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
surfaced in Wuhan, China. As a result of the outbreak, the Chinese government required businesses to close and restricted certain travel within the country. In cooperation with the government authorities, our operations in China closed for approximately four weeks before resuming production before the end of the first quarter. In March 2020,
COVID-19
was declared a global pandemic and we saw pressure in our other end markets worldwide. Through the date of this filing, our global manufacturing operations of essential water heating and water treatment products continue without material disruption to our operations. As a result of the
COVID-19
pandemic and in support of continuing our manufacturing efforts, we have undertaken numerous and meaningful steps to protect our employees, suppliers, and customers. These important steps, which in certain cases reduce efficiency, include continuous communication and training to our employees on living and working safely in a
COVID-19
environment, plant accommodations and reconfigurations to maintain social distancing, masks for all employees, implementation of sanitizing stations, temperature taking and regular, proactive deep cleaning and sanitization of our facilities, among others. As we receive guidance from governmental authorities, we adjust our safety measures to meet or exceed those guidelines. The majority of our customers in the U.S. are also deemed essential under Cybersecurity and Infrastructure Security Agency (CISA) guidance and are operating their businesses under varying state and local governmental guidance.
Our global supply chain management team continues to monitor and manage our ability to operate effectively as
COVID-19
cases in the U.S. and elsewhere periodically surge. To date, we have not seen any meaningful disruptions to our supply chain. Ongoing communications with our suppliers to identify and mitigate risk of potential disruptions and to manage inventory levels continue.
While we believe our balance sheet and capital position are strong, proactive management of discretionary spending and cost structure will continue. In addition, the members of our Board of Directors have voluntarily reduced the cash component of their board compensation by 25 percent and our chairman and chief executive officer (CEO) has voluntarily reduced his base salary by 25 percent. Our CEO’s staff, which includes our other named executive officers, have also volunteered a 15 percent reduction in base salary. We also continue to focus on aligning our cost structure in China through headcount reductions, store closures, cuts in advertising and other cost saving measures, as well as in North America through headcount reductions.
We estimate that between 80 to 85 percent of our water heater and boiler units sold in the U.S. relate to replacement business. While we expect that our replacement business in both water heating and boilers will provide a buffer in any economic downturn resulting from
COVID-19
in a similar manner to what we have seen historically, the impacts of the pandemic on consumer spending are difficult to predict.

We expect sales of North America water treatment products to increase by 20 to 22 percent in 2020, compared to 2019, primarily due to volume growth and a full year of sales from our Water-Right, Inc. (Water-Right) acquisition, which we completed in April 2019. We expect higher water treatment sales will be more than offset by expected declines in commercial water heaters and boilers volumes due to pandemic-related temporarily closed job sites and deferrals of discretionary replacement installations. We expect residential water heater demand will be flat in 2020 compared with 2019.
In our Rest of World segment, we expect 2020 China sales to decline between 18 and 20 percent in local currency compared with 2019, as pandemic-related closures in that region and further reductions in customer inventory levels negatively impacted the first half of 2020. In addition, we believe our mix of products sold in China is shifting to more mid-price
range products from our historical mix of higher priced products.
Combining all of these factors, we expect our consolidated sales to decline approximately seven to eight percent in 2020. Our guidance assumes the conditions of our business environment and that of our suppliers and customers are similar for the remainder of the year to what we are experiencing currently and does not deteriorate as a result of further restrictions or shut downs due to the
COVID-19
pandemic.
RESULTS OF OPERATIONS
SECOND QUARTER AND FIRST SIX MONTHS OF 2020 COMPARED TO 2019
Sales in the second quarter of 2020 were $664 million or approximately 13 percent lower than sales of $765 million in the second quarter of 2019. Sales in the first six months of 2020 were $1,301 million or approximately 14 percent lower than $1,514 million in the same period last year. Our sales decline in the second quarter and first half of 2020 compared to the same periods last year was primarily driven by lower sales in China and lower commercial water heater and boiler volumes in North America. The decreased demand in both periods more than offset higher water treatment volumes in North America, which included incremental sales of $16 million in the first six months of 2020 from Water-Right, acquired on April 8, 2019.
Gross profit margin in the second quarter of 2020 of 37.3 percent was lower than the gross profit margin of 40.3 percent in the second quarter of 2019. Gross profit margin in the first six months of 2020 of 37.4 percent was lower than the gross profit margin of 39.7 percent in the first six months of 2019. The lower gross profit margin was primarily due to lower sales volumes.
Selling, general and administrative (SG&A) expenses in the second quarter and first six months of 2020 decreased by $22.8 million and $33.7 million, respectively, as compared to the prior year periods. The decrease in SG&A expenses in the second quarter and first six months of 2020 was primarily due to lower selling and advertising expenses.
During the second quarter of 2020, to align our business to current market conditions, we recognized $6.1 million of pre-tax
severance and restructuring expenses, which were comprised of $5.2 million of severance costs and $0.9 million of other restructuring expenses. These activities are reflected in “severance and restructuring expenses” in the accompanying financial statements.
We are providing
non-GAAP
measures (adjusted earnings, adjusted earnings per share, and adjusted segment earnings) that exclude severance and restructuring expenses. Reconciliations to measures on a GAAP basis are provided later in this section. We believe that the measures of adjusted earnings, adjusted EPS and adjusted segment earnings provide useful information to investors about our performance and allow management and our investors to better compare our performance period over period.

Interest expense in the second quarter of 2020 was $2.5 million compared to $3.4 million in the same period last year. Interest expense in the first half of 2020 was $4.7 million compared to $5.4 million in the same period last year. The decrease in interest expense in the second quarter of 2020 was primarily due to lower interest rates and lower average debt levels than the prior year period. The decrease in interest expense in the first half of 2020 was primarily due to lower interest rates, which was partially offset by higher average debt levels.
Other income was $4.0 million in the second quarter of 2020, compared to $5.6 million in the same period last year. Other income in the first six months of 2020 was $8.2 million compared to $11.1 million in the first half of 2019. The decrease in other income in the second quarter and first half of 2020 compared to the same periods last year was primarily due to lower interest income.
Our pension costs and credits are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages, and years of service. We consider current market conditions, including changes in interest rates, in making these assumptions. Our assumption for the expected rate of return on plan assets is 6.75 percent in 2020 compared to 7.15 percent in 2019. The discount rate used to determine net periodic pension costs decreased to 3.18 percent in 2020 from 4.32 percent in 2019. Pension income for the second quarter and first half of 2020 was $2.0 million and $4.1 million, respectively, compared to $2.2 million and $4.3 million in the second quarter and first half of 2019, respectively. The service cost component of our pension income is reflected in cost of products sold and SG&A expenses. All other components of our pension income are reflected in other income.
Our effective income tax rates for the second quarter and first six months of 2020 were 22.1 percent and 22.8 percent, respectively. Our effective income tax rates for the second quarter and first six months of 2019 were 22.8 percent and 21.5 percent, respectively. Our effective income tax rate in the first half of 2020 was higher than the effective income tax rate in the same period of 2019 primarily due to a change in geographic earnings mix. We estimate that our annual effective income tax rate for the full year 2020 will be between 23.0 and 23.5 percent.
North America
Sales in the North America segment were $481 million in the second quarter of 2020 or $43 million lower than sales of $524 million in the second quarter of 2019. Sales for the first six months of 2020 were $1,013 million or $33 million lower than sales of $1,046 million in the same period last year. The decrease in sales in the second quarter and first six months of 2020 was primarily due to lower commercial water heater volumes, lower boiler volumes and a water heater sales mix composed of more electric models which have a lower selling price. The sales decline in both periods was partially offset by organic growth of approximately 19 percent and 17 percent in our North America water treatment products in the second quarter and first half of 2020, respectively. Water-Right added approximately $16 million of incremental sales to in the first half of 2020.
North America segment earnings were $105.4 million in the second quarter of 2020 or approximately 14 percent lower than segment earnings of $122.9 million in the same period of 2019. Segment earnings in the first six months of 2020 were $232.5 million or approximately three percent lower than segment earnings of $238.9 million in the first six months of 2019. Segment margin of 21.9 percent in the second quarter of 2020 was lower than 23.5 percent in the same period last year. Segment margin of 22.9 percent in the first six months of 2020 was essentially equal to the same period last year. Adjusted segment earnings and adjusted segment margin in the second quarter of 2020 were $107.6 million and 22.4 percent, respectively. Adjusted segment earnings and adjusted segment margin in the first half of 2020 were $234.7 million and 23.2 percent, respectively. Lower segment earnings and segment margin in the second quarter were primarily driven by lower volumes of commercial water heaters and boilers and a mix skew to electric water heaters. Segment earnings and margin were also adversely impacted by certain costs related to the pandemic, including temporarily moving production from Mexico to the U.S., paying employees during temporary plant shutdowns, proactively deep cleaning facilities, paying benefits during employee furloughs and other costs, which were approximately $5.5 million in the second quarter. These unfavorable factors more than offset lower steel costs in the quarter compared with last year. Lower segment earnings and segment margin in the first six months of 2020 were primarily driven by the factors identified above, partially offset by lower steel costs, and improvement in the profitability of water treatment sales, including incremental profit from Water-Right. We expect full year segment margin to be between 22.5 and 23.0 percent in 2020.
Adjusted segment earnings and adjusted segment margin in 2020 exclude $2.2 million of pre-tax
severance and restructuring expenses associated with an initiative to align our business to current market conditions.
Rest of World
Sales in the Rest of World segment were $190 million in the second quarter of 2020 or $59 million lower than sales of $249 million in the second quarter of 2019. Sales in the first six months of 2020 were $300 million or $181 million lower than sales of $481 million in the first six months of 2019. Sales in China declined approximately 23 percent in U.S. dollar terms and 20 percent in local currency in the second quarter of 2020 and declined approximately 40 percent in U.S. dollar terms and 38 percent in local currency in the first six months of 2020 compared to the same period last year. The decrease in China sales in the second quarter of 2020 was primarily due to a higher sales mix of mid-price
products and further reductions in customer inventory levels. Consumer demand for water heater and water treatment products in China was flat to slightly positive compared with the second quarter of 2019. India sales declined significantly as the economy was shut down during a majority of the second quarter to minimize the spread of the virus. The decrease in Rest of World sales in the first half of 2020 was primarily due to
COVID-19
pandemic-related weak consumer demand and the factors identified above. In addition, our sales in China were adversely impacted by currency translation of approximately $6 million and $9 million in the second quarter and first half of 2020, respectively, compared to the same periods last year, due to the depreciation of the Chinese currency compared to the U.S. dollar.
Rest of World segment losses were $5.8 million in the second quarter of 2020, compared to earnings of $22.4 million in the second quarter of 2019. Segment losses in the first six months of 2020 were $48.0 million, compared to earnings of $34.7 million in the first half of 2019. Adjusted segment losses in the second quarter and first half of 2020 were $1.9 million and $44.1 million, respectively. The unfavorable impact from lower China sales and a higher mix of mid-price
products, which have lower margins compared to our historical mix of higher priced products, was partially offset by the benefits from lower SG&A expenses in that region. As a result of these factors, the segment margin and adjusted segment margin in the second quarter and first half of 2020 was negative compared with 9.0 percent and 7.2 percent in the same periods of 2019, respectively. We expect full year segment margin to be between (2.5) percent and (1.0) percent in 2020.
Adjusted segment earnings in 2020 exclude $3.9 million of
pre-tax
severance and restructuring expenses associated with an initiative to align our business to current market conditions.

Outlook
We project consolidated sales will decline by approximately seven to eight percent in 2020 compared to 2019 due to declines in sales in China as well as lower commercial water heater and boiler volumes in the U.S. which will more than offset an expected 20 to 22 percent sales growth in North America water treatment products. We believe we will achieve full-year earnings of between $1.69 and $1.83 per share, which excludes the potential impact from future acquisitions. We believe we will achieve full-year adjusted earnings of between $1.72 and $1.86 per share, which excludes severance and restructuring expenses and the potential impact from future acquisitions. Our guidance assumes the conditions of our business environment and that of our suppliers and customers are similar for the remainder of the year to what we are experiencing currently and does not deteriorate as a result of further restrictions or shut downs due to the
COVID-19
pandemic.
Liquidity & Capital Resources
Working capital of $709.0 million at June 30, 2020 was $24.9 million lower than at December 31, 2019, driven by lower sales-related accounts receivable and accounts payable balances and higher liabilities for income taxes, primarily due to the deferral of our April 2020 estimated federal income tax payment to July 2020. As of June 30, 2020, approximately $327 million of the $568.7 million of cash, cash equivalents and marketable securities was held by our foreign subsidiaries. We repatriated $178 million in cash to the U.S. in the first half of 2020.
Cash provided by operations in the first six months of 2020 was $179.3 million compared with $143.7 million provided during the same period last year. Lower investments in working capital compared with the same period in 2019, which were partially offset by lower earnings, resulted in higher cash provided by operations. We continue to monitor developments on an on-going
basis and have taken proactive measures to focus on cash, manage working capital and reduce costs. For the full year 2020, we expect cash provided by operating activities will be approximately $350 million, compared with $456.2 million in 2019.
Capital expenditures totaled $24.8 million in the first six months of 2020, compared with $36.5 million in the year ago period. We project our 2020 capital expenditures to be between $60 and $70 million, lower than our approximately $80 million average annual spending in the last three years. We expect full year depreciation and amortization will be approximately $80 million.
We have a $500 million multi-currency credit facility with a group of nine banks, which expires in December 2021. The facility has an accordion provision, which allows us to increase it up to $700 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of June 30, 2020.
The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt. At June 30, 2020, we had available borrowing capacity of $332 million under this facility. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.
Our total debt declined slightly from $284.0 million at December 31, 2019 to $281.1 million at June 30, 2020. Our leverage, as measured by the ratio of total debt to total capitalization, calculated excluding operating lease liabilities, was 14.5 percent at the end of the second quarter in 2020, compared with 14.6 percent at the end of last year.

Our pension plan continues to meet all funding requirements under ERISA regulations. We are not required to make a contribution and we do not plan to make any voluntary contributions to the plan in 2020.
In the second quarter of 2019, our Board of Directors approved adding three million shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, our common stock may be purchased through a combination of a Rule
10b5-1
automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors, which may occur at any time, subject to the parameters of any Rule
10b5-1
automatic trading plan that we may then have in effect. During the first half of 2020, we repurchased 1,348,391 shares of our stock at a total cost of $56.7 million. At June 30, 2020, we had 1,613,824 million shares remaining on the board share repurchase authority. Due to the uncertainty surrounding the impact of the global
COVID-19
pandemic, we suspended our share repurchases on March 18, 2020.
On July 13, 2020, our Board of Directors declared a regular quarterly cash dividend of $0.24 per share on our Common Stock and Class A common stock. The five-year compound annual growth rate of our dividend is approximately 20 percent. The dividend is payable on August 17, 2020 to shareholders of record on July 31, 2020.
Non-GAAP
Financial Information
We provide
non-GAAP
measures (adjusted earnings, adjusted earnings per share (EPS) and adjusted segment earnings) that exclude severance and restructuring expenses in 2020.
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
and adjusted EPS
(non-GAAP):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Earnings (GAAP)	$67.8	$102.1	$119.5	$191.4
Severance and restructuring expenses, before tax	6.1	—	6.1	—
Tax effect of severance and restructuring expenses	(1.1)	—	(1.1)	—

Adjusted Earnings	$72.8	$102.1	$124.5	$191.4

Diluted EPS (GAAP)	$0.42	$0.61	$0.74	$1.14
Severance and restructuring expenses, per diluted share	0.04	—	0.04	—
Tax effect of severance and restructuring expenses per diluted share	(0.01)	—	(0.01)	—

Adjusted EPS	$0.45	$0.61	$0.77	$1.14

A. O. SMITH CORPORATION
Adjusted Segment Earnings
(dollars in millions)
(unaudited)
The following is a reconciliation of reported segment earnings to adjusted segment earnings
(non-GAAP):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Segment Earnings (GAAP)
North America	$105.4	$122.9	$232.5	$238.9
Rest of World	(5.8)	22.4	(48.0)	34.7
Inter-segment earnings elimination	(0.3)	(0.1)	(0.3)	(0.1)

Total Segment Earnings (GAAP)	$99.3	$145.2	$184.2	$273.5

Adjustments
North America (1)	$2.2	$—	$2.2	$—
Rest of World (2)	3.9	—	3.9	—

Total Adjustments	$6.1	$—	$6.1	$—

Adjusted Segment Earnings
North America	$107.6	$122.9	$234.7	$238.9
Rest of World	(1.9)	22.4	(44.1)	34.7
Inter-segment earnings elimination	(0.3)	(0.1)	(0.3)	(0.1)

Total Adjusted Segment Earnings	$105.4	$145.2	$190.3	$273.5

(1)	In the second quarter of 2020, the Company recognized $2.2 million of severance and restructuring expenses. For additional information, see Note 4 of the notes to the financial statements.
(2)	In the second quarter of 2020, the Company recognized $3.9 million of severance and restructuring expenses. For additional information, see Note 4 of the notes to the financial statements.

A. O. SMITH CORPORATION
Adjusted EPS and Adjusted 2020 Guidance
(unaudited)
The following is a reconciliation of diluted EPS to adjusted EPS
(non-GAAP):

	2020 Guidance	2019
Diluted EPS (GAAP)	$1.69 - 1.83	$2.22
Severance and Restructuring expenses per diluted share, net of tax	0.03	—

Adjusted EPS	$1.72 - 1.86	$2.22

Critical Accounting Policies
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form
10-K
for the year ended December 31, 2019. We believe that at June 30, 2020, there has been no material change to this information.
Recent Accounting Pronouncements
Refer to
Recent Accounting Pronouncements
in Note 1 – Basis of Presentation in the notes to our condensed consolidated financial statements included in Part 1 Financial Information.
Forward Looking Statements
This filing contains statements that the Company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “continue,” “guidance” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: negative impacts to the Company’s business, including demand for its products, operations and work-force dislocation and disruption, supply chain disruption and liquidity as a result of the severity and duration of the
COVID-19
pandemic; a failure to recover or a further weakening of the Chinese economy and/ or a failure to recover or a further decline in the growth rate of consumer spending or housing sales in China; negative impact to the Company’s businesses from international tariffs and trade disputes; potential further weakening in the high efficiency boiler segment in the U.S.; significant volatility in raw material availability and prices; inability of the Company to implement or maintain pricing actions; a failure to recover or further weakening in U.S. residential or commercial construction or instability in the Company’s replacement markets; foreign currency fluctuations; the Company’s inability to successfully integrate or achieve its strategic objectives resulting from acquisitions; competitive pressures on the Company’s businesses; the impact of potential information technology or data security breaches; changes in government regulations or regulatory requirements; and adverse developments in general economic, political and business conditions in key regions of the world. Forward-looking statements included in this filing are made only as of the date of this filing, and the Company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the Company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

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
promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon this evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of June 30, 2020 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS
On May 28, 2019, a putative securities class action lawsuit was filed in the U.S. District Court for the Eastern District of Wisconsin against the Company and certain of its current or former officers. Subsequently, on November 22, 2019, a consolidated amended complaint was filed by the lead plaintiff. This action, now captioned as City of Birmingham Retirement and Relief System v. A. O. Smith Corporation, et al., asserts securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and seeks damages and other relief based upon the allegations in the complaint. On January 24, 2020, A. O. Smith and the other defendants moved to dismiss the consolidated amended complaint for failure to state a claim. On June 24, 2020, the U.S. District Court granted defendants’ motion to dismiss in its entirety. Based on its June 24 order, on August 3,2020, the District Court entered final judgement for the defendants and dismissed the lawsuit.
A shareholder derivative lawsuit, captioned as Pierce v. A. O. Smith Corporation, et al. and based on similar allegations as the putative class action, was filed on August 20, 2019, also in the U.S. District Court for the Eastern District of Wisconsin. On November 6, 2019, the plaintiff in the derivative action moved to dismiss his lawsuit, and re-filed
it in the U.S. District Court for the District of Delaware on November 12, 2019. The derivative action asserts claims under Sections 14(a) and 20(a) of the Exchange Act, as well as for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks damages and other relief based upon the allegations in the complaint. On February 12, 2020, the parties filed a stipulation seeking to stay the derivative lawsuit pending resolution of the City of Birmingham lawsuit. On February 13, 2020, a second shareholder derivative suit, captioned as Jarozewski v. A. O. Smith Corporation, et al., was filed in the U.S. District Court for the District of Delaware, asserting claims under Sections 10(b), 14(a) and 20(a) of the Exchange Act, as well as for breach of fiduciary duty, unjust enrichment, and insider trading, and seeks damages and other relief based upon the allegations in the complaint. On April 1, 2020, the U.S. District Court for the District of Delaware, upon a joint stipulation filed by the parties, consolidated both the Pierce and Jarozewski derivative lawsuits and stayed the consolidated actions pending resolution of the City of Birmingham lawsuit. Both lawsuits remain stayed.
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

•
Failure of third parties on which we rely, including our suppliers, distributors, contractors and commercial banks, to meet their obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, or mandated shutdowns by governmental authorities, may adversely impact our operations.

•
Significant reductions in demand or significant volatility in demand and a global economic recession that could further reduce demand for our products, resulting from actions taken by governments, businesses, and/or the general public in an effort to limit exposure to and spreading of such infectious diseases, such as travel restrictions, quarantines, and business shutdowns or slowdowns.

•	Manufacturing plant inefficiencies due to safety and preventative health measures that we have implemented in our plants to prevent the spread of COVID-19.

•	Deterioration of worldwide capital, credit, and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures.
The extent to which the
COVID-19
pandemic, or other outbreaks of disease or similar public health threats, materially and adversely impacts our business, results of operations and financial condition is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the virus and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak. In addition, we cannot predict how quickly, and to what extent, normal economic and operating conditions can resume cannot be predicted, and the resumption of normal business operations may be delayed or constrained by lingering effects of the
COVID-19
pandemic on our suppliers, third-party service providers, and/or customers.
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the second quarter of 2019, our Board of Directors approved adding three million shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule
10b5-1
automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule
10b5-1
automatic trading plan that we may then have in effect. Due to the uncertainty surrounding the impact of the global
COVID-19
pandemic, we suspended our share repurchases on March 18, 2020. As of June 30, 2020, there were 1,613,824 shares remaining on the existing repurchase authorization.
ITEM 6 - EXHIBITS
Refer to the Exhibit Index on page 36 of this report.

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
10-Q
for the quarter ended June 30, 2020 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2020 and 2019, (ii) the Condensed Consolidated Statement of Comprehensive Earnings for the three and six months ended June 30, 2020 and 2019, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2020, and December 31, 2019 (iv) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2020 and 2019 (v) the Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019 (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

August 5, 2020	/s/ Helen E. Gurholt
Helen E. Gurholt
Vice President and Controller

/s/ Charles T. Lauber
Charles T. Lauber
Executive Vice President and
Chief Financial Officer