Form 10-Q
period 2020-09-30
SMITH A O CORP
filed 2020-11-06
CIK 91142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 1-475
________________________________
A. O. Smith Corporation
(Exact name of registrant as specified in its charter)
________________________________

Delaware
(State of Incorporation)
11270 West Park Place, Milwaukee, Wisconsin
(Address of Principal Executive Office)
39-0619790
(I.R.S. Employer
Identification No.)
53224-9508
(Zip Code)
(414) 359-4000
(Registrant’s telephone number, including area code)
_________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☒ No
Class A Common Stock Outstanding as of October 30, 2020 - 26,038,133 shares
Common Stock Outstanding as of October 30, 2020 - 135,429,633 shares

Index
A. O. Smith Corporation

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$760.0	$728.2	$2,060.8	$2,241.8
Cost of products sold	462.9	444.0	1,276.7	1,356.1
Gross profit	297.1	284.2	784.1	885.7
Selling, general and administrative expenses	159.4	172.3	489.1	535.7
Severance and restructuring expenses	1.6	—	7.7	—
Interest expense	1.6	3.1	6.3	8.5
Other income	(2.8)	(4.0)	(11.0)	(15.1)
Earnings before provision for income taxes	137.3	112.8	292.0	356.6
Provision for income taxes	31.9	25.5	67.1	77.9
Net Earnings	$105.4	$87.3	$224.9	$278.7
Net Earnings Per Share of Common Stock	$0.65	$0.53	$1.39	$1.68
Diluted Net Earnings Per Share of Common Stock	$0.65	$0.53	$1.38	$1.66
Dividends Per Share of Common Stock	$0.24	$0.22	$0.72	$0.66

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net earnings	$105.4	$87.3	$224.9	$278.7
Other comprehensive earnings (loss)
Foreign currency translation adjustments	15.7	(21.9)	1.4	(16.1)
Unrealized net gains (losses) on cash flow derivative instruments, less related income tax (provision) benefit of $(0.3) and $(0.1) in 2020, $0.1 and $(0.1) in 2019	0.7	(0.3)	0.2	0.3
Adjustment to pension liability, less related income tax (provision) benefit of ($0.9) and ($3.3) in 2020 and $0.3 and ($1.6) in 2019	2.9	(1.0)	10.2	5.0
Comprehensive Earnings	$124.7	$64.1	$236.7	$267.9
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	(unaudited) September 30, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$377.9	$374.0
Marketable securities	131.1	177.4
Receivables	572.9	589.5
Inventories	302.6	303.0
Other current assets	45.8	56.5
Total Current Assets	1,430.3	1,500.4
Property, plant and equipment	1,195.9	1,156.9
Less accumulated depreciation	(658.8)	(611.5)
Net property, plant and equipment	537.1	545.4
Goodwill	544.8	546.0
Other intangibles	325.8	338.4
Operating lease assets	42.2	46.9
Other assets	90.9	80.9
Total Assets	$2,971.1	$3,058.0
Liabilities
Current Liabilities
Trade payables	$516.9	$509.6
Accrued payroll and benefits	70.8	64.6
Accrued liabilities	166.1	143.7
Product warranties	45.3	41.8
Debt due within one year	6.8	6.8
Total Current Liabilities	805.9	766.5
Long-term debt	107.1	277.2
Pension liabilities	10.1	27.8
Long-term operating lease liabilities	34.9	38.7
Other liabilities	266.0	281.0
Total Liabilities	1,224.0	1,391.2
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 27,000,000 shares; issued, 26,168,513 and 26,180,885	130.8	130.9
Common Stock, $1 par value: authorized 240,000,000 shares; issued 164,539,081 and 164,526,709	164.6	164.5
Capital in excess of par value	518.7	509.0
Retained earnings	2,431.8	2,323.4
Accumulated other comprehensive loss	(336.5)	(348.3)
Treasury stock at cost	(1,162.3)	(1,112.7)
Total Stockholders’ Equity	1,747.1	1,666.8
Total Liabilities and Stockholders’ Equity	$2,971.1	$3,058.0
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net earnings	$224.9	$278.7
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	60.7	58.1
Stock based compensation expense	11.5	12.3
Net changes in operating assets and liabilities:
Current assets and liabilities	60.8	(43.8)
Noncurrent assets and liabilities	(27.5)	(25.3)
Cash Provided by Operating Activities	330.4	280.0
Investing Activities
Capital expenditures	(36.7)	(50.3)
Acquisition	—	(107.0)
Investments in marketable securities	(119.9)	(237.3)
Net proceeds from sale of marketable securities	169.0	318.8
Cash Provided by (Used in) Investing Activities	12.4	(75.8)
Financing Activities
Long-term debt (repaid) incurred	(170.1)	97.9
Common stock repurchases	(56.7)	(230.0)
Payment of contingent consideration	—	(1.0)
Net proceeds (payments) from stock option activity	4.4	(1.4)
Dividends paid	(116.5)	(110.0)
Cash Used in Financing Activities	(338.9)	(244.5)
Net increase (decrease) in cash and cash equivalents	3.9	(40.3)
Cash and cash equivalents - beginning of period	374.0	259.7
Cash and Cash Equivalents - End of Period	$377.9	$219.4
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Class A Common Stock
Balance at the beginning of period	$130.9	$130.9	$130.9	$131.0
Conversion of Class A Common Stock	(0.1)	—	(0.1)	(0.1)
Balance at end of period	$130.8	$130.9	$130.8	$130.9
Common Stock
Balance at the beginning of period	$164.5	$164.5	$164.5	$164.5
Conversion of Class A Common Stock	0.1	$—	0.1	$—
Balance at end of period	$164.6	$164.5	$164.6	$164.5
Capital in Excess of Par Value
Balance at the beginning of period	$517.1	$506.7	$509.0	$496.7
Conversion of Class A Common Stock	0.1	—	0.1	0.1
Issuance of share units	(0.2)	—	(6.7)	(6.2)
Vesting of share units	—	—	(1.6)	(2.0)
Stock based compensation expense	1.1	1.1	11.3	11.6
Exercises of stock options	0.5	(0.5)	(0.7)	0.1
Stock incentives	0.1	—	7.3	7.0
Balance at end of period	$518.7	$507.3	$518.7	$507.3
Retained Earnings
Balance at the beginning of period	$2,365.1	$2,220.2	$2,323.4	$2,102.8
Net earnings	105.4	87.3	224.9	278.7
Cash dividends on stock	(38.7)	(36.0)	(116.5)	(110.0)
Balance at end of period	$2,431.8	$2,271.5	$2,431.8	$2,271.5
Accumulated Other Comprehensive Loss (see Note 17)	$(336.5)	$(361.6)	$(336.5)	$(361.6)
Treasury Stock
Balance at the beginning of period	$(1,163.7)	$(958.8)	$(1,112.7)	$(827.2)
Exercise of stock options	1.4	(0.2)	5.1	(1.5)
Stock incentives and directors’ compensation	—	—	0.4	0.2
Shares repurchased	—	(97.4)	(56.7)	(230.0)
Vesting of share units	—	—	1.6	2.1
Balance at end of period	$(1,162.3)	$(1,056.4)	$(1,162.3)	$(1,056.4)
Total Stockholders’ Equity	$1,747.1	$1,656.2	$1,747.1	$1,656.2
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
1.    Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full year. It is suggested the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 24, 2020.
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
In June 2016, the FASB issued ASC 326, Financial Instruments - Credit Losses (issued under ASU 2016-13) which modifies the measurement of expected credit losses on certain financial instruments. The Company adopted ASU 2016-13 on January 1, 2020 and the adoption did not have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.
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
Additionally, certain customers in China pay the Company prior to the shipment of products resulting in a customer deposits liability of $68.7 million and $49.6 million at September 30, 2020 and December 31, 2019, respectively. The Company assesses the collectability of customer receivables based on the creditworthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for doubtful accounts, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors including forward-looking information when establishing adequate allowances for

2.    Revenue Recognition (continued)
doubtful accounts, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. The Company’s allowance for doubtful accounts was $7.2 million at September 30, 2020 and $6.7 million at December 31, 2019.
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

2.    Revenue Recognition (continued)
The following table disaggregates the Company’s net sales by segment. As described above, the Company’s North America segment sales are further disaggregated by major product line. In addition, the Company’s Rest of World segment sales are disaggregated by China and all other Rest of World.

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
North America
Water heaters and related parts	$442.5	$415.9	$1,287.1	$1,310.5
Boilers and related parts	55.7	60.2	138.2	150.8
Water treatment products(1)	45.8	38.5	132.1	99.1
Total North America	544.0	514.6	1,557.4	1,560.4
Rest of World
China	$192.0	$189.6	$455.7	$626.8
All other Rest of World	29.4	30.7	65.6	74.7
Total Rest of World	221.4	220.3	521.3	701.5
Inter-segment sales	(5.4)	(6.7)	(17.9)	(20.1)
Total Net Sales	$760.0	$728.2	$2,060.8	$2,241.8
(1)Includes the results of Water-Right, Inc. and its affiliated entities (Water-Right) from April 8, 2019, the date of acquisition.
3. Acquisition
On April 8, 2019, the Company acquired 100 percent of the shares of Water-Right, a Wisconsin-based water treatment company. With the addition of Water-Right, the Company grew its North America water treatment platform. Water-Right is included in the Company’s North America segment for reporting purposes.
The Company paid an aggregate cash purchase price of $107.0 million, net of cash acquired. In addition, the Company established a $4.0 million escrow to satisfy any potential obligations of the former owners of Water-Right, should they arise. During the second quarter of 2020, the Company released $2.0 million of the escrow to the previous owners of Water-Right. The remaining balance of the escrow has scheduled disbursements of $1.9 million in the fourth quarter of 2020 and $0.1 million in the second quarter of 2021.
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

4. Severance and Restructuring Expenses
To align its business to current market conditions, during the three and nine months ended September 30, 2020, the Company recognized $1.6 million and $7.7 million of pre-tax severance and restructuring expenses, respectively. Charges recognized during the three months ended September 30, 2020, were comprised of $1.6 million severance costs, as well as a corresponding $0.3 million tax benefit related to these expenses. Charges recognized during the nine months ended September 30, 2020, were comprised of $6.8 million severance costs and $0.9 million of other restructuring expenses, as well as a corresponding $1.4 million tax benefit related to these expenses.
Of the $1.6 million expense recognized during the three months ended September 30, 2020, $0.5 million was related to the North America segment and $1.1 million was related to the Rest of World segment. Of the $7.7 million expense recognized during the nine months ended September 30, 2020, $2.7 million was related to the North America segment and $5.0 million was related to the Rest of World segment. The Company’s severance and restructuring actions were primarily completed in the nine months ended September 30, 2020.
The following table summarizes the activity in the Company’s accrual for severance and restructuring expenses incurred during the three and nine months ended September 30, 2020:

(dollars in millions)	Severance Expenses	Restructuring Expenses	Total
Accrued severance and restructuring expenses, March 31, 2020	$—	$—	$—
Charges	5.2	0.9	6.1
Cash Payments	(2.2)	(0.3)	(2.5)
Accrued severance and restructuring expenses, June 30, 2020	$3.0	$0.6	$3.6
Charges	1.6	—	1.6
Cash Payments	(2.0)	(0.5)	(2.5)
Accrued severance and restructuring expenses, September 30, 2020	$2.6	$0.1	$2.7
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

5.    Leases (continued)
Supplemental balance sheet information related to leases was as follows:

(dollars in millions)	September 30, 2020	December 31, 2019
Liabilities
Short term: Accrued liabilities	$11.1	$12.0
Long term: Operating lease liabilities	34.9	38.7
Total operating lease liabilities	$46.0	$50.7
Less: Rent incentives and deferrals	(3.8)	(3.8)
Assets
Operating lease assets	$42.2	$46.9

Lease Term and Discount Rate	September 30, 2020
Weighted-average remaining lease term	10.0 years
Weighted-average discount rate	3.56%
The components of lease expense were as follows:

(dollars in millions)		Three months ended September 30,
Lease Expense	Classification	2020(1)	2019(2)
Operating lease expense	Cost of products sold	$0.7	$0.7
	Selling, general and administrative expenses	4.1	4.3
(1)2020 includes short-term and variable lease expenses of $0.5 million and $0.3 million, respectively.
(2)2019 includes short-term and variable lease expenses of $0.4 million and $0.4 million, respectively.

(dollars in millions)		Nine months ended September 30,
Lease Expense	Classification	2020(1)	2019(2)
Operating lease expense	Cost of products sold	$2.2	$2.0
	Selling, general and administrative expenses	12.3	13.3
(1)2020 includes short-term and variable lease expenses of $1.5 million and $1.2 million, respectively.
(2)2019 includes short-term and variable lease expenses of $1.4 million and $1.4 million, respectively.
Maturities of lease liabilities were as follows:

(dollars in millions)	September 30, 2020
2020	$3.3
2021	11.6
2022	9.6
2023	5.4
2024	4.4
After 2024	23.1
Total lease payments	57.4
Less: imputed interest	(11.4)
Present value of operating lease liabilities	$46.0

6.    Inventories
The following table presents the components of the Company’s inventory balances:

(dollars in millions)	September 30, 2020	December 31, 2019
Finished products	$143.0	$136.8
Work in process	22.1	21.7
Raw materials	161.3	168.3
Inventories, at FIFO cost	326.4	326.8
LIFO reserve	(23.8)	(23.8)
Inventories	$302.6	$303.0
7.    Product Warranties
The Company offers warranties on the sales of certain of its products with terms that are consistent with the market and records an accrual for the estimated future claims. The following table presents the Company’s warranty liability activity.

(dollars in millions)	Three Months Ended September 30,
	2020	2019
Balance at July 1,	$136.0	$134.0
Expense	12.4	11.0
Claims settled	(12.5)	(11.6)
Balance at September 30,	$135.9	$133.4

(dollars in millions)	Nine Months Ended September 30,
	2020	2019
Balance at January 1,	$134.3	$139.4
Expense	38.2	31.8
Claims settled	(36.6)	(37.8)
Balance at September 30,	$135.9	$133.4
8.    Long-Term Debt
The Company has a $500 million multi-year multi-currency revolving credit agreement with a group of nine banks, which expires on December 15, 2021. The facility has an accordion provision which allows it to be increased up to $700 million if certain conditions (including lender approval) are satisfied.
Borrowings under bank credit lines and commercial paper borrowings are supported by the $500 million revolving credit agreement. As a result of the long-term nature of this facility, the Company’s commercial paper and credit line borrowings are classified as long-term debt at September 30, 2020. At its option, the Company either maintains cash balances or pays fees for bank credit and services.
9.    Earnings per Share of Common Stock
The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Denominator for basic earnings per share - weighted average shares	161,411,049	164,298,458	161,496,697	166,296,444
Effect of dilutive stock options and share units	1,068,629	1,244,787	1,020,004	1,265,777
Denominator for diluted earnings per share	162,479,678	165,543,245	162,516,701	167,562,221

10.    Stock Based Compensation
The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the Plan) effective January 1, 2007. The Plan was most recently reapproved by stockholders on April 15, 2020. The Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options or share units at September 30, 2020 was 3,397,491 which includes 2,400,000 additional shares that were authorized on April 15, 2020 at the Company’s annual meeting of stockholders. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.
Total stock based compensation expense recognized in the three months ended September 30, 2020 and 2019 was $1.1 million and $1.5 million, respectively. Total stock based compensation expense recognized in the nine months ended September 30, 2020 and 2019 was $11.5 million and $12.3 million, respectively.
Stock Options
The stock options granted in the nine months ended September 30, 2020 and 2019 have three year pro rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant. For active employees, all options granted in 2020 and 2019 expire ten years after the date of grant. The Company’s stock options are expensed ratably over the three year vesting period; however, included in stock option expense for the three and nine months ended September 30, 2020 and 2019 was expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Stock based compensation expense attributable to stock options in the three months ended September 30, 2020 and 2019 was $0.5 million and $0.7 million, respectively. Stock based compensation expense attributable to stock options in the nine months ended September 30, 2020 and 2019 was $5.7 million and $5.9 million, respectively. Changes in options, all of which relate to the Company’s Common Stock, were as follows for the nine months ended September 30, 2020:

	Weighted- Avg. Per Share Exercise Price	Number of Options	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2020	$37.64	2,728,350
Granted	42.50	798,560
Exercised	17.15	(348,873)
Forfeited	48.98	(79,451)
Outstanding at September 30, 2020	40.91	3,098,586	7 years	$39.9
Exercisable at September 30, 2020	37.28	1,842,806	6 years	$30.6
The weighted-average fair value per option at the date of grant during the nine months ended September 30, 2020 and 2019 using the Black-Scholes option-pricing model was $8.17 and $10.83, respectively. Assumptions were as follows:

	Nine Months Ended September 30,
	2020	2019
Expected life (years)	5.7	5.5
Risk-free interest rate	1.5%	2.7%
Dividend yield	2.1%	1.6%
Expected volatility	23.7%	22.8%
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

10.    Stock Based Compensation (continued)
Restricted Stock and Share Units
Participants may also be awarded shares of restricted stock or share units under the Plan. Share units vest three years after the date of grant. The Company granted 172,426 and 139,892 share units under the plan in the nine months ended September 30, 2020 and 2019, respectively. The share units were valued at $7.3 million and $6.9 million at the date of issuance in 2020 and 2019, respectively, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period; however, included in share unit expense in the three and nine months ended September 30, 2020 and 2019 was expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period. Stock based compensation expense attributable to share units of $0.6 million and $0.8 million was recognized in the three months ended September 30, 2020 and 2019, respectively. Stock based compensation expense attributable to share units of $5.8 million and $6.4 million was recognized in the nine months ended September 30, 2020 and 2019, respectively. Certain non-U.S.-based employees receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period. A summary of share unit activity under the plan is as follows for the nine months ended September 30, 2020:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2020	366,102	$49.92
Granted	172,426	42.50
Vested	(100,735)	49.21
Forfeited	(12,861)	51.35
Issued and unvested at September 30, 2020	424,932	46.95
11.    Pensions
The following table presents the components of the Company’s net pension income.

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$0.4	$0.4	$1.1	$1.3
Interest cost	5.7	8.0	17.2	23.7
Expected return on plan assets	(13.0)	(14.3)	(39.0)	(43.1)
Amortization of unrecognized loss	5.2	4.4	15.1	12.4
Amortization of prior service cost	(0.1)	(0.2)	(0.3)	(0.4)
Defined benefit plan income	$(1.8)	$(1.7)	$(5.9)	$(6.1)
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

12.    Segment Results (continued)
The following table presents the Company’s segment results:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales
North America	$544.0	$514.6	$1,557.4	$1,560.4
Rest of World	221.4	220.3	521.3	701.5
Inter-segment	(5.4)	(6.7)	(17.9)	(20.1)
	$760.0	$728.2	$2,060.8	$2,241.8
Segment earnings
North America(1)	$133.1	$121.6	$365.6	$360.5
Rest of World(2)	16.7	4.1	(31.3)	38.8
Inter-segment	—	—	(0.3)	(0.1)
	149.8	125.7	334.0	399.2
Corporate expense	(10.9)	(9.8)	(35.7)	(34.1)
Interest expense	(1.6)	(3.1)	(6.3)	(8.5)
Earnings before income taxes	137.3	112.8	292.0	356.6
Provision for income taxes	31.9	25.5	67.1	77.9
Net earnings	$105.4	$87.3	$224.9	$278.7
(1)includes severance and restructuring expenses of:	$0.5	$—	$2.7	$—
(2)includes severance and restructuring expenses of:	$1.1	$—	$5.0	$—
13.    Fair Value Measurements
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
The following table presents assets (liabilities) measured at fair value on a recurring basis (dollars in millions):

Fair Value Measurement Using	September 30, 2020	December 31, 2019
Quoted prices in active markets for identical assets (Level 1)	$131.1	$177.4
Significant other observable inputs (Level 2)	(0.4)	6.9
Items measured at fair value were comprised of the Company’s marketable securities (Level 1) and derivative instruments (Level 2). There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis during the nine months ended September 30, 2020.

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
Cash Flow Hedges
With the exception of its net investment hedges, the Company designates all of its hedging instruments as cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), gains or losses on the derivative instrument are reported as a component of other comprehensive loss, net of tax, and are reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.
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

(dollars in millions)	September 30, 2020		December 31, 2019
	Buy	Sell	Buy	Sell
British pound	$—	$0.3	$—	$1.3
Canadian dollar	—	44.1	—	49.7
Euro	28.5	—	36.0	—
Mexican peso	20.1	—	18.6	—
Total	$48.6	$44.4	$54.6	$51.0
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
The after-tax gains and losses of the contracts as of September 30, 2020 were recorded in accumulated other comprehensive loss and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The after-tax gains and losses on the contracts will be reclassified within one year.
Net Investment Hedges
The Company enters into certain foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For the derivative instruments that are designated and qualify as net investment

14.    Derivative Instruments (continued)
hedges, gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its non-U.S. subsidiaries. These hedges are determined to be effective. The Company recognized $(0.8) million and $(0.1) million of after-tax losses associated with hedges of a net investment in non-U.S. subsidiaries in currency translation adjustment in other comprehensive income in the three and nine months ended September 30, 2020, respectively. The Company recognized $2.7 million and $1.8 million of after-tax gains associated with hedges of a net investment in non-U.S. subsidiaries in currency translation adjustment in other comprehensive income in the three and nine months ended September 30, 2019, respectively. The contractual amount of the Company's foreign currency forward contracts that are designated as net investment hedges is $50.0 million as of September 30, 2020.
The following tables present the impact of derivative contracts on the Company’s financial statements.
Fair value of derivatives designated as hedging instruments under ASC 815:

(dollars in millions)	Balance Sheet Location	September 30, 2020	December 31, 2019
Foreign currency contracts	Other current assets	$0.8	$8.4
	Accrued liabilities	(1.2)	(1.5)
Total derivatives designated as hedging instruments		$(0.4)	$6.9
The effect of cash flow hedges on the condensed consolidated statement of earnings:
Three Months Ended September 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivatives		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings
	2020	2019		2020	2019
Foreign currency contracts	$1.4	$(1.1)	Cost of products sold	$0.4	$(0.1)
Commodities contracts	(0.1)	—	Cost of products sold	—	(0.6)
	$1.3	$(1.1)		$0.4	$(0.7)
Nine Months Ended September 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivatives		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings
	2020	2019		2020	2019
Foreign currency contracts	$2.2	$(0.6)	Cost of products sold	$1.7	$(0.1)
Commodities contracts	(0.2)	(0.5)	Cost of products sold	—	(1.4)
	$2.0	$(1.1)		$1.7	$(1.5)
15.    Income Taxes
The Company’s effective income tax rates for the three and nine months ended September 30, 2020 were 23.2 percent and 23.0 percent, respectively. The Company estimates that its annual effective income tax rate for the full year 2020 will be between 23.0 and 23.5 percent. The effective income tax rates for the three and nine months ended September 30, 2019 were 22.6 percent and 21.8 percent, respectively. The change in the effective income tax rate for the nine months ended September 30, 2020 compared to the effective income tax rate for the nine months ended September 30, 2019 was primarily due to a change in geographic earnings mix.
As of September 30, 2020, the Company had $9.7 million of unrecognized tax benefits of which $0.8 million would affect its effective income tax rate if recognized. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company’s U.S. federal income tax returns for 2016-2020 are subject to audit. The Company is subject to state and local income tax audits for tax years 2002-2020. The Company is subject to non-U.S. income tax examinations for years 2014-2020.

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
Before considering any reduction of distributor rebate accruals of $6.4 million and $14.1 million as of September 30, 2020 and December 31, 2019, respectively, and from the resale of the related inventory, the gross amount the Company would be obligated to repurchase, which would be contingent on the default of all of the outstanding loans, was approximately $9.1 million and $23.1 million as of September 30, 2020 and December 31, 2019, respectively. The Company’s reserves for estimated losses under repurchase arrangements were immaterial as of September 30, 2020 and December 31, 2019.
17.    Changes in Accumulated Other Comprehensive Loss by Component
Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)	Three Months Ended September 30,
	2020		2019
Cumulative foreign currency translation
Balance at beginning of period	$(80.5)		$(59.1)
Other comprehensive gain (loss) before reclassifications	15.7		(21.9)
Balance at end of period	(64.8)		(81.0)
Unrealized net (loss) gain on cash flow derivatives
Balance at beginning of period	(0.3)		(0.1)
Other comprehensive gain (loss) before reclassifications	1.0		(0.8)
Realized (gains) losses on derivatives reclassified to cost of products sold (net of income tax provision (benefit) of $0.1 and ($0.2) in 2020 and 2019, respectively)	(0.3)		0.5
Balance at end of period	0.4		(0.4)
Pension liability
Balance at beginning of period	(275.0)		(279.2)
Other comprehensive (loss) gain before reclassifications	(0.9)		(4.1)
Amounts reclassified from accumulated other comprehensive loss:(1)	3.8		3.1
Balance at end of period	(272.1)		(280.2)
Accumulated other comprehensive loss, end of period	$(336.5)		$(361.6)
(1) Amortization of pension items:
Actuarial losses	$5.2	(2)	$4.4	(2)
Prior year service cost	(0.1)	(2)	(0.2)	(2)
	5.1		4.2
Income tax benefit	(1.3)		(1.1)
Reclassification net of income tax benefit	$3.8		$3.1
(2)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 - Pensions for additional details.

17.    Changes in Accumulated Other Comprehensive Loss by Component (continued)
Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)	Nine Months Ended September 30,
	2020		2019
Cumulative foreign currency translation
Balance at beginning of period	$(66.2)		$(64.9)
Other comprehensive income (loss) before reclassifications	1.4		(16.1)
Balance at end of period	(64.8)		(81.0)
Unrealized net gain (loss) on cash flow derivatives
Balance at beginning of period	0.2		(0.7)
Other comprehensive gain before reclassifications	1.5		(0.8)
Realized (gains) losses on derivatives reclassified to cost of products sold (net of income tax provision (benefit) of $0.4 and $(0.4) in 2020 and 2019, respectively)	(1.3)		1.1
Balance at end of period	0.4		(0.4)
Pension liability
Balance at beginning of period	(282.3)		(285.2)
Other comprehensive (loss) gain before reclassifications	(0.9)		(4.1)
Amounts reclassified from accumulated other comprehensive loss:(1)	11.1		9.1
Balance at end of period	(272.1)		(280.2)
Accumulated other comprehensive loss, end of period	$(336.5)		$(361.6)
(1) Amortization of pension items:
Actuarial losses	$15.1	(2)	$12.4	(2)
Prior year service cost	(0.3)	(2)	(0.4)	(2)
	14.8		12.0
Income tax benefit	(3.7)		(2.9)
Reclassification net of income tax benefit	$11.1		$9.1
(2)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 - Pensions for additional details.

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
In January 2020, an outbreak of a novel coronavirus (COVID-19) surfaced in Wuhan, China. As a result of the outbreak, the Chinese government required businesses to close and restricted certain travel within the country. In cooperation with the government authorities, our operations in China closed for approximately four weeks before resuming production before the end of the first quarter. In March 2020, COVID-19 was declared a global pandemic and we saw pressure in our other end markets worldwide. To date, our global manufacturing operations of essential water heating and water treatment products continue without material disruption to our operations. As a result of the COVID-19 pandemic and in support of continuing our manufacturing efforts, we have undertaken numerous and meaningful steps to protect our employees, suppliers, and customers. These important steps, which in certain cases reduce efficiency, include continuous communication and training to our employees on living and working safely in a COVID-19 environment, plant accommodations and reconfigurations to maintain social distancing, masks for all employees, implementation of sanitizing stations, temperature taking and regular, proactive deep cleaning and sanitization of our facilities, among others. As we receive guidance from governmental authorities, we adjust our safety measures to meet or exceed those guidelines. The majority of our customers in the U.S. are also deemed essential under Cybersecurity and Infrastructure Security Agency (CISA) guidance and are operating their businesses under varying state and local governmental guidance.
Our global supply chain management team continues to monitor and manage our ability to operate effectively as COVID-19 cases in the U.S. and elsewhere surge. To date, we have not seen any material disruptions to our supply chain. Ongoing communications with our suppliers to identify and mitigate risk of potential disruptions and to manage inventory levels continue. Our U.S. water heater manufacturing lead times, which were extended in the second and third quarters due to self-quarantine absenteeism mandated by our COVID-19 prevention measures, continue to improve into the fourth quarter of 2020. Adding manufacturing shifts, hiring temporary workers and shifting some production have contributed to lead-time improvement.
While we believe our balance sheet and capital position are strong, proactive management of discretionary spending and cost structure will continue. On May 1, 2020, the members of our Board of Directors voluntarily reduced the cash component of their board compensation by 25 percent and our chairman and chief executive officer (CEO) voluntarily reduced his base salary by 25 percent. Our CEO’s staff, which includes our other named executive officers, also volunteered a 15 percent reduction in base salary. Full compensation of our Board of Directors, our CEO and our CEO’s staff was reinstated on October 1, 2020.
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
In our North America segment, we expect industry residential water heater volumes will be up approximately four percent in 2020 compared with 2019, which we believe is driven by a positive new home and remodel construction environment and our belief that customers may have added inventory due to industry extended lead times. We believe that some de-stocking by our customers will occur in the fourth quarter as our lead times have and continue to improve. We expect sales of North America water treatment products to increase by 22 to 24 percent in 2020, compared to 2019, primarily due to volume growth and a full year of sales from our Water-Right, Inc. and its affiliated entities (Water-Right) acquisition, which we completed in April 2019. We expect higher residential water heater volumes and water treatment sales will be more than offset by expected declines in commercial water heater volumes and boiler sales due to pandemic-impacted businesses, job site disruptions and deferrals of discretionary replacement installations.
In our Rest of World segment, we expect China sales in 2020 to decline between 18 and 19 percent in local currency compared with 2019, with mid-single digit growth in the fourth quarter of 2020 due to expected year over year growth in consumer demand for our products. In addition, we project our mix of products sold in China is shifting to more mid-price range products from our historical mix of higher priced products. We also continue to focus on aligning our cost structure in China through headcount reductions, store closures, cuts in advertising and other cost saving measures. Our headcount reductions and restructuring actions were largely completed as of the end of the third quarter of 2020.
Combining all of these factors, we expect our consolidated sales to decline approximately six to seven percent in 2020. Our guidance assumes the conditions of our business environment and that of our suppliers and customers are similar for the remainder of the year to what we are experiencing currently and does not deteriorate as a result of further restrictions or shutdowns due to the COVID-19 pandemic.
RESULTS OF OPERATIONS
THIRD QUARTER AND FIRST NINE MONTHS OF 2020 COMPARED TO 2019
Sales in the third quarter of 2020 were $760 million or approximately four percent higher than sales of $728 million in the third quarter of 2019. Sales in the first nine months of 2020 were $2,061 million or approximately eight percent lower than $2,242 million in the same period last year. Compared to the same period last year, our sales increase in the third quarter of 2020 was primarily driven by higher volumes of residential water heaters and sales growth of our water treatment products in North America, partially offset by lower commercial water heater volumes and lower boiler sales due to pandemic-impacted businesses, temporarily closed job sites and deferrals of discretionary replacement installations. Our sales decline in the first nine months of 2020 compared to the same period last year was primarily driven by lower sales in China and lower commercial water heater volumes and lower boiler sales in North America due to the pandemic impacts mentioned above. The decreased sales in the first nine months of 2020 compared to the same period of the prior year more than offset higher water treatment volumes in North America, which included incremental sales of $16 million from Water-Right, acquired on April 8, 2019.
Gross profit margin in the third quarter of 2020 of 39.1 percent was essentially the same as gross profit margin in the third quarter of 2019. Gross profit margin in the first nine months of 2020 of 38.0 percent was lower than the gross profit margin of 39.5 percent in the first nine months of 2019. The lower gross profit margin in the first nine months compared to the same period last year was primarily due to lower sales volumes.
Selling, general and administrative (SG&A) expenses in the third quarter and first nine months of 2020 decreased by $12.9 million and $46.6 million, respectively, as compared to the prior year periods. The decrease in SG&A expenses in the third quarter and first nine months of 2020 was primarily due to lower selling and advertising expenses in China.
To align our business to current market conditions, during the third quarter and first nine months of 2020, we recognized $1.6 million and $7.7 million of pre-tax severance and restructuring expenses, respectively. Charges recognized during the three months ended September 30, 2020, comprised of $1.6 million severance costs. Charges recognized during the nine months ended September 30, 2020 comprised of $6.8 million severance costs and $0.9 million of other restructuring expenses. These activities are reflected in "severance and restructuring expenses" in the accompanying financial statements.
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
Interest expense in the third quarter of 2020 was $1.6 million compared to $3.1 million in the same period last year. Interest expense in the first nine months of 2020 was $6.3 million compared to $8.5 million in the same period last year. The decrease in interest expense in the third quarter and first nine months of 2020 was primarily due to lower average debt levels and lower interest rates than the prior year periods.
Other income was $2.8 million in the third quarter of 2020, compared to $4.0 million in the same period last year. Other income in the first nine months of 2020 was $11.0 million compared to $15.1 million in the first nine months of 2019. The decrease in other income in the third quarter and first nine months of 2020 compared to the same periods last year was primarily due to lower interest income.
Our pension costs and credits are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages, and years of service. We consider current market conditions, including changes in interest rates, in making these assumptions. Our assumption for the expected rate of return on plan assets is 6.75 percent in 2020 compared to 7.15 percent in 2019. The discount rate used to determine net periodic pension costs decreased to 3.18 percent in 2020 from 4.32 percent in 2019. Pension income for the third quarter and first nine months of 2020 was $1.8 million and $5.9 million, respectively, compared to $1.7 million and $6.1 million in the third quarter and first nine months of 2019, respectively. The service cost component of our pension income is reflected in cost of products sold and SG&A expenses. All other components of our pension income are reflected in other income.

Our effective income tax rates for the third quarter and first nine months of 2020 were 23.2 percent and 23.0 percent, respectively. Our effective income tax rates for the third quarter and first nine months of 2019 were 22.6 percent and 21.8 percent, respectively. Our effective income tax rate in the first nine months of 2020 was higher than the effective income tax rate in the same period of 2019 primarily due to a change in geographic earnings mix. We estimate that our annual effective income tax rate for the full year 2020 will be between 23.0 and 23.5 percent.
North America
Sales in the North America segment were $544 million in the third quarter of 2020 or six percent higher than sales of $515 million in the third quarter of 2019. Sales for the first nine months of 2020 were $1,557 million compared to sales of $1,560 million in the same period last year. Compared to the prior-year period, the increase in sales in the third quarter of 2020 was primarily due to higher volumes of residential water heaters and a 19 percent increase in water treatment product sales, partially offset by lower commercial water heater volumes and lower boiler sales due to pandemic-impacted businesses, temporarily closed job sites and deferrals of discretionary replacement installations. The sales decline in the nine months ended 2020 compared to the same period in 2019 was primarily the result of lower commercial water heater volumes and lower boiler sales due to pandemic impacts mentioned above, and a water heater sales mix composed of more electric models that have a lower selling price. The sales decline in nine months ended 2020 compared to last year was largely offset by the sales growth of approximately 33 percent in our North America water treatment products, which included $16 million of incremental sales from Water-Right.
North America segment earnings were $133.1 million in the third quarter of 2020 or approximately nine percent higher than segment earnings of $121.6 million in the same period of 2019. Segment earnings in the first nine months of 2020 were $365.6 million or approximately one percent higher than segment earnings of $360.5 million in the first nine months of 2019. Segment margin of 24.5 percent in the third quarter of 2020 was higher than 23.6 percent in the same period last year. Segment margin of 23.5 percent in the first nine months of 2020 was higher than 23.1 percent in the same period the previous year. Adjusted segment earnings and adjusted segment margin in the third quarter of 2020 were $133.6 million and 24.6 percent, respectively. Adjusted segment earnings and adjusted segment margin in the first nine months of 2020 were $368.3 million and 23.6 percent, respectively. Increased segment earnings and segment margin in the third quarter of 2020 compared to the third quarter of 2019 were primarily driven by higher residential water heater volumes, higher water treatment product sales, and lower material costs, partially offset by lower volumes of commercial water heaters and lower boiler sales. Higher segment earnings and segment margin in the first nine months of 2020 were primarily driven by the factors identified above, including incremental profit from Water-Right. During the three and nine months ended 2020, segment earnings and margin were adversely impacted by certain costs related to the pandemic. These costs included temporarily moving production from Mexico to the U.S., paying employees during temporary plant shutdowns, proactively deep cleaning facilities, paying benefits during employee furloughs, and other costs, which were approximately $1.1 million and $6.6 million for the three and nine months ended 2020, respectively. We expect full year segment margin to be between 23.0 and 23.5 percent in 2020.
In the third quarter and first nine months ended 2020, adjusted segment earnings and adjusted segment margin in 2020 exclude $0.5 million and $2.7 million of pre-tax severance and restructuring expenses, respectively. These expenses are associated with an initiative to align our business to current market conditions.
Rest of World
Sales in the Rest of World segment were $221 million in the third quarter of 2020 and were essentially flat compared to sales of $220 million in the third quarter of 2019. Sales in the first nine months of 2020 were $521 million or $181 million lower than sales of $702 million in the first nine months of 2019. Our sales in China decreased by 27 percent in U.S. dollar terms and 26 percent in local currency in the first nine months of 2020, compared to the same period last year. Flat China sales in the third quarter of 2020, compared to the same period last year, was the result of higher consumer demand, offset by a higher mix of mid-price products which have a lower selling price. The decrease in Rest of World sales in the first nine months of 2020 was primarily due to COVID-19 pandemic-related weak consumer demand, a higher sales mix of mid-price products, and further reductions in customer inventory levels in China. In addition, our China sales were favorably impacted by currency translation of approximately $4 million in the third quarter of 2020 and adversely impacted by currency translation of approximately $6 million in the first nine months of 2020, compared to the same periods of the previous year.
Rest of World segment earnings were $16.7 million in the third quarter of 2020, compared to earnings of $4.1 million in the third quarter of 2019. Segment losses in the first nine months of 2020 were $31.3 million, compared to earnings of $38.8 million in the same period of 2019. Segment margin of 7.5 percent was higher in the third quarter of 2020 compared with 1.9 percent in the same period last year. Adjusted segment earnings and adjusted segment margin in the third quarter of 2020 were $17.8 million and 8.0 percent, respectively. Segment margin was (6.0) percent in the first nine months of 2020 compared to 5.5 percent in the first nine months of 2019. Adjusted segment losses in the first nine months of 2020 were $26.3 million. Higher segment earnings and segment margin in the third quarter of 2020 compared to the prior-year period were primarily driven by higher sales volumes in China and a reduction in selling, advertising, and administrative costs and temporary social insurance exemptions, were partially offset by a higher mix of mid-price products, which have lower margins. Compared to the same period last year, segment losses in the first nine months of 2020 was driven by the unfavorable impact from lower China sales and a higher mix of mid-price products, which have lower margins than our historical mix of higher-priced products, and partially offset by the benefits from lower selling, advertising, and administrative costs and temporary social insurance exemptions. We expect full year segment margin to be between (2.0) percent and (1.0) percent in 2020.
In the third quarter and first nine months ended 2020, adjusted segment earnings and adjusted segment margin in 2020 exclude $1.1 million and $5.0 million of pre-tax severance and restructuring expenses, respectively. These expenses are associated with an initiative to align our business to current market conditions.
Outlook
We project consolidated sales will decline by approximately six to seven percent in 2020 compared to 2019 due to declines in sales in China in the first-half of 2020, as well as lower commercial water heater volumes and boiler sales in the U.S. which will more than offset an expected 22 to 24 percent sales growth in North America water treatment products and expected four percent increase in U.S. residential water heater industry volumes. We believe we will achieve full-year earnings of between $1.91 and $1.94 per share, which excludes the potential impact from future acquisitions. We believe we will achieve full-year adjusted earnings of between $1.95 and $1.98 per share, which excludes severance and restructuring expenses and the potential impact from future acquisitions. Our guidance assumes the conditions of our business environment and that of our suppliers and customers are similar for the remainder of the year to what we are experiencing currently and does not deteriorate as a result of further restrictions or shutdowns due to the COVID-19 pandemic.
Liquidity & Capital Resources
Working capital of $624.4 million at September 30, 2020, was $109.5 million lower than December 31, 2019. Lower cash, cash equivalents, and marketable securities balances primarily resulted from approximately $178 million in cash we repatriated to the U.S in the first nine months of 2020, which was primarily utilized to repay floating rate debt. The reduction in cash was partially offset by lower sales-related accounts receivable balances and higher liabilities for accounts payable, payroll taxes, and income taxes. As of September 30, 2020, approximately $410 million of our $509 million of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries.
Cash provided by operations in the first nine months of 2020 was $330.4 million compared with $280.0 million provided during the same period last year. Lower investments in working capital compared with the same period in 2019, partially offset by lower earnings, resulted in higher cash provided by operations. We continue to monitor developments on an on-going basis and have taken proactive measures to focus on cash, manage working capital, and reduce costs. For the full year 2020, we expect cash provided by operating activities will be approximately $400 million, compared with $456.2 million in 2019.
Capital expenditures totaled $36.7 million in the nine months of 2020, compared with $50.3 million in the year ago period. We project our 2020 capital expenditures to be between $50 and $55 million, lower than our approximately $80 million average annual spending in the last three years. We expect full year depreciation and amortization will be approximately $80 million.
We have a $500 million multi-currency credit facility with a group of nine banks, which expires in December 2021. The facility has an accordion provision, which allows us to increase it up to $700 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of September 30, 2020.
The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt. At September 30, 2020, we had an available borrowing capacity of $500 million under this facility. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.
Our total debt declined from $284.0 million at December 31, 2019, to $113.9 million at September 30, 2020. Our leverage, as measured by the ratio of total debt to total capitalization, calculated excluding operating lease liabilities, was 6.1 percent at the end of the third quarter in 2020, compared with 14.6 percent at the end of last year.
Our pension plan continues to meet all funding requirements under ERISA regulations. We are not required to make a contribution, and we do not plan to make any voluntary contributions to the plan in 2020.
In the second quarter of 2019, our Board of Directors approved adding three million shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, our common stock may be purchased through a combination of a Rule10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws.

The stock repurchase authorization remains effective until terminated by our Board of Directors, which may occur at any time, subject to the parameters of any Rule10b5-1automatic trading plan that we may then have in effect. During the first nine months of 2020, we repurchased 1,348,391 shares of our stock at a total cost of $56.7 million. At September 30, 2020, we had 1,613,824 million shares remaining on the board share repurchase authority. Due to the uncertainty surrounding the impact of the global COVID-19 pandemic, we suspended our share repurchases on March 18, 2020.
On October 12, 2020, our Board of Directors increased the rate of our quarterly cash dividend to $0.26 per share on our Common Stock and Class A common stock, representing an increase of eight percent. The five-year compound annual growth rate of our quarterly dividend rate is more than 22 percent. The dividend is payable on November 16, 2020, to shareholders of record on October 31, 2020.

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
A. O. SMITH CORPORATION
Adjusted Earnings and Adjusted EPS
(dollars in millions, except per share data)
(unaudited)
The following is a reconciliation of net earnings and diluted EPS to adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Earnings (GAAP)	$105.4	$87.3	$224.9	$278.7
Severance and restructuring expenses, before tax	1.6	—	7.7	—
Tax effect of severance and restructuring expenses	(0.3)	—	(1.4)	—
Adjusted Earnings	$106.7	$87.3	$231.2	$278.7

Diluted EPS (GAAP)	$0.65	$0.53	$1.38	$1.66
Severance and restructuring expenses, per diluted share	0.01	$—	0.05	—
Tax effect of severance and restructuring expenses per diluted share	—	$—	(0.01)	—
Adjusted EPS	$0.66	$0.53	$1.42	$1.66
A. O. SMITH CORPORATION
Adjusted Segment Earnings
(dollars in millions)
(unaudited)
The following is a reconciliation of reported segment earnings to adjusted segment earnings (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Segment Earnings (GAAP)
North America	$133.1	$121.6	$365.6	$360.5
Rest of World	16.7	4.1	(31.3)	38.8
Inter-segment earnings elimination	—	—	(0.3)	(0.1)
Total Segment Earnings (GAAP)	$149.8	$125.7	$334.0	$399.2
Adjustments
North America(1)	$0.5	$—	$2.7	$—
Rest of World(2)	1.1	—	5.0	—
Inter-segment earnings elimination	—	—	—	—
Total Adjustments	$1.6	$—	$7.7	$—
Adjusted Segment Earnings
North America	$133.6	$121.6	$368.3	$360.5
Rest of World	17.8	4.1	(26.3)	38.8
Inter-segment earnings elimination	—	—	(0.3)	(0.1)
Total Adjusted Segment Earnings	$151.4	$125.7	$341.7	$399.2
(1)In the third quarter and nine months of 2020, we recognized $0.5 million and $2.7 million of severance and restructuring expenses, respectively. For additional information, see Note 4 of the notes to the financial statements.
(2)In the third quarter and nine months of 2020, we recognized $1.1 million and $5.0 million of severance and restructuring expenses, respectively. For additional information, see Note 4 of the notes to the financial statements.

A. O. SMITH CORPORATION
Adjusted EPS and Adjusted 2020 Guidance
(unaudited)
The following is a reconciliation of diluted EPS to adjusted EPS (non-GAAP):

	2020 Guidance	2019
Diluted EPS (GAAP)	$1.91 - 1.94	$2.22
Severance and restructuring expenses per diluted share, net of tax	0.04	—
Adjusted EPS	$1.95 - 1.98	$2.22
Critical Accounting Policies
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2019. We believe that at September 30, 2020, there has been no material change to this information.
Recent Accounting Pronouncements
Refer to Recent Accounting Pronouncements in Note 1 – Basis of Presentation in the notes to our condensed consolidated financial statements included in Part 1 Financial Information.
Forward Looking Statements
This filing contains statements that the Company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “continue,” “guidance” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: negative impacts to the Company’s businesses, including demand for its products particularly commercial products, operations and work-force dislocation and disruption, supply chain disruption and liquidity as a result of the severity and duration of the COVID-19 pandemic; a failure to recover or a further weakening of the Chinese economy and/or a failure to recover or a further decline in the growth rate of consumer spending or housing sales in China; negative impact to the Company’s businesses from international tariffs and trade disputes; potential further weakening in the high efficiency boiler segment in the U.S.; significant volatility in raw material availability and prices; inability of the Company to implement or maintain pricing actions; a failure to recover or further weakening in U.S. residential or commercial construction or instability in the Company’s replacement markets; foreign currency fluctuations; the Company’s inability to successfully integrate or achieve its strategic objectives resulting from acquisitions; competitive pressures on the Company’s businesses; the impact of potential information technology or data security breaches; changes in government regulations or regulatory requirements; and adverse developments in general economic, political and business conditions in key regions of the world. Forward-looking statements included in this filing are made only as of the date of this filing, and the Company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the Company, or persons acting on its behalf, are qualified entirely by these cautionary statements.
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As is more fully described in our Annual Report on Form10-K for the year ended December 31, 2019, we are exposed to various types of market risks, including currency and certain commodity risks. Our quantitative and qualitative disclosures about market risk have not materially changed since that report was filed. We monitor our currency and commodity risks on a continuous basis and generally enter into forward and futures contracts to minimize these exposures. The majority of the contracts are for periods of less than one year. Our Company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon this evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS
On May 28, 2019, a putative securities class action lawsuit was filed in the U.S. District Court for the Eastern District of Wisconsin against the Company and certain of its current or former officers. Subsequently, on November 22, 2019, a consolidated amended complaint was filed by the lead plaintiff. This action, captioned as City of Birmingham Retirement and Relief System v. A. O. Smith Corporation, et al., asserted securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and sought damages and other relief based upon the allegations in the complaint. On January 24, 2020, A. O. Smith and the other defendants moved to dismiss the consolidated amended complaint for failure to state a claim. On June 24, 2020, the U.S. District Court granted defendants’ motion to dismiss in its entirety. Based on its June 24 order, on August 3, 2020, the District Court entered final judgement for the defendants and dismissed the lawsuit.

A shareholder derivative lawsuit, captioned as Pierce v. A. O. Smith Corporation, et al. and based on similar allegations as the putative class action, was filed on August 20, 2019, also in the U.S. District Court for the Eastern District of Wisconsin. On November 6, 2019, the plaintiff in the derivative action moved to dismiss his lawsuit, and re-filed it in the U.S. District Court for the District of Delaware on November 12, 2019. The derivative action asserted claims under Sections 14(a) and 20(a) of the Exchange Act, as well as for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and sought damages and other relief based upon the allegations in the complaint. On February 12, 2020, the parties filed a stipulation seeking to stay the derivative lawsuit pending resolution of the City of Birmingham lawsuit. On February 13, 2020, a second shareholder derivative suit, captioned as Jarozewski v. A. O. Smith Corporation, et al., was filed in the U.S. District Court for the District of Delaware, to assert claims under Sections 10(b), 14(a) and 20(a) of the Exchange Act, as well as for breach of fiduciary duty, unjust enrichment, and insider trading, and sought damages and other relief based upon the allegations in the complaint. On April 1, 2020, the U.S. District Court for the District of Delaware, upon a joint stipulation filed by the parties, consolidated both the Pierce and Jarozewski derivative lawsuits and stayed the consolidated actions pending resolution of the City of Birmingham lawsuit. On October 7, 2020, following dismissal of the City of Birmingham lawsuit and upon a joint stipulation filed by the parties, the District Court dismissed the consolidated derivative lawsuits. A. O. Smith and the other defendants paid no settlement consideration to achieve these dismissals.
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
•The risk that we, or our employees, suppliers or customers may be prevented from conducting business activities for an indefinite period of time, including shutdowns that may be requested or mandated by governmental authorities.
•Restrictions on shipping products from certain jurisdictions where they are produced or into certain jurisdictions where customers are located.
•Inability to meet our customers’ needs and achieve cost targets due to disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements, such as raw materials or other finished product components, transportation, workforce or other manufacturing and distribution capability.
•Failure of third parties on which we rely, including our suppliers, distributors, contractors and commercial banks, to meet their obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, or mandated shutdowns by governmental authorities, may adversely impact our operations.
•Significant reductions in demand, particularly for our commercial products, or significant volatility in demand and a global economic recession that could further reduce demand for our products, resulting from actions taken by governments, businesses, and/or the general public in an effort to limit exposure to and spreading of such infectious diseases, such as travel restrictions, quarantines, and business shutdowns or slowdowns. In addition, there is risk that the commercial sector, such as the restaurant and hospitality industries in which we have customers, will experience long-term shifts in consumer behavior which could negatively impact demand or capacity and may not return to pre-pandemic levels.
•Manufacturing plant inefficiencies due to safety and preventative health measures that we have implemented in our plants to prevent the spread of COVID-19.
•Deterioration of worldwide capital, credit, and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures.
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
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the second quarter of 2019, our Board of Directors approved adding three million shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. Due to the uncertainty surrounding the impact of the global COVID-19 pandemic, we suspended our share repurchases on March 18, 2020. As of September 30, 2020, there were 1,613,824 shares remaining on the existing repurchase authorization.
ITEM 6 - EXHIBITS
Refer to the Exhibit Index on page 29 of this report.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2020 and 2019, (ii) the Condensed Consolidated Statement of Comprehensive Earnings for the three and nine months ended September 30, 2020 and 2019, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2020, and December 31, 2019 (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2020 and 2019 (v) the Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019 (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

November 6, 2020	/s/ Helen E. Gurholt
Helen E. Gurholt
Vice President and Controller

/s/ Charles T. Lauber
Charles T. Lauber
Executive Vice President and Chief Financial Officer