Form 10-K
period 2020-12-31
SMITH A O CORP
filed 2021-02-12
CIK 91142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number 1-475
A. O. Smith Corporation
(Exact name of registrant as specified in its charter)
Delaware
(State of Incorporation)
11270 West Park Place, Milwaukee, Wisconsin
(Address of Principal Executive Office)
39-0619790
(I.R.S. Employer Identification No.)
53224-9508
(Zip Code)
(414) 359-4000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Shares of Stock Outstanding January 29, 2021	Name of Each Exchange on Which Registered
Class A Common Stock (par value $5.00 per share)	26,034,457	Not listed
Common Stock (par value $1.00 per share)	135,747,632	New York Stock Exchange
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report                              ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Act.)          ☐  Yes    ☒  No
The aggregate market value of voting stock held by non-affiliates of the registrant was $42,461,387 for Class A Common Stock and $6,241,019,639 for Common Stock as of June 30, 2020.
DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference in Part III).

A. O. Smith Corporation
Index to Form 10-K
Year Ended December 31, 2020

PART 1
ITEM 1 – BUSINESS
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
NORTH AMERICA
We serve residential and commercial end markets in North America with a broad range of products including:
Water heaters. Our residential and commercial water heaters come in sizes ranging from 2.5 gallon (point-of-use) models to 2,500 gallon products with varying efficiency ranges. We offer electric, natural gas and liquid propane tank-type models as well as tankless (gas and electric), heat pump and solar tank units. Typical applications for our water heaters include residences, restaurants, hotels and motels, office buildings, laundries, car washes, schools and small businesses.
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
We believe we are the largest manufacturer and marketer of water heaters in North America with a leading share in both the residential and commercial portions of the market. In the commercial portions of the market for both water heating and space heating, we believe our comprehensive product lines and our high-efficiency products give us a competitive advantage. Our wholesale distribution channel, where we sell our products primarily under the A. O. Smith and State brands, includes more than 1,200 independent wholesale plumbing distributors serving residential and commercial end markets. We also sell our residential water heaters through the retail and maintenance, repair and operations (MRO) channels. In the retail channel, our customers include four of the six largest national hardware and home center chains, including a long-standing exclusive relationship with Lowe’s where we sell A. O. Smith branded products.
Our Lochinvar brand is one of the leading residential and commercial boiler brands in the U.S. Approximately 40 percent of Lochinvar branded sales consist of residential and commercial water heaters while the remaining 60 percent of Lochinvar branded sales consist primarily of boilers and related parts. Our commercial boiler distribution channel is primarily comprised of manufacturer representative firms, the remainder of our Lochinvar branded products are distributed through wholesale channels.
We sell our Aquasana branded products primarily directly to consumers through e-commerce as well as on-line retailers including Amazon and through other retail chains. Our water softener branded products and problem well water solutions, which include Hague, WaterBoss, Water-Right, WaterCare, and Evolve, are sold through water quality dealers. Our water softener products are also sold through home center retail chains. Our A. O. Smith branded water treatment products are sold through Lowe’s, Amazon, and our wholesale distribution channels.
Our energy-efficient product offerings continue to be a sales driver for our business. Our commercial water heaters and our condensing boilers continue to be an option for commercial customers looking for high-efficiency water and space heating with a short payback period through energy savings. We offer residential heat pump, condensing tank-type and tankless water heaters in North America, as well as other higher efficiency water heating solutions to round out our energy-efficient product offerings.
We sell our products in highly competitive markets. We compete in each of our targeted market segments based on product design, reliability, quality of products and services, advanced technologies, energy efficiency, maintenance costs and price.

Our principal water heating and boiler competitors in North America include Rheem, Bradford White, Rinnai, Aerco and Navien. Numerous other manufacturing companies also compete. Our principal water treatment competitors in the U.S. are Culligan, Kinetico, Pentair and Ecowater as well as numerous regional assemblers.
REST OF WORLD
We have operated in China for more than 25 years. In that time, we have established A. O. Smith brand recognition in the residential and commercial markets. The Chinese water heater market is predominantly comprised of electric wall-hung, gas tankless, combi-boiler, heat pump and solar water heaters. We believe we are one of the leading suppliers of water heaters to the residential market in China in dollar terms. We manufacture and market water treatment products, primarily residential reverse osmosis products. We also manufacture and market air purification products as well as design and market range hoods and cooktops in China.
We sell our products in over 13,000 points of sale in China, approximately 6,400 are retail outlets in tier one and tier two cities of which over 2,000 exclusively sell our products. We also sell our products through e-commerce channels.
In 2008, we established a sales office in India and began importing products specifically designed for India. We began manufacturing water heaters in India in 2010 and water treatment products in 2015.
Our primary competitors in China in the water heater market segment are Haier and Midea, which are Chinese companies, as well as Rinnai. Our principal competitors in the water treatment market are Angel, Midea, Truliva, and Xiaomi. In India, we compete with Racold, Bajaj and Havells in the water heater market and Eureka Forbes, Kent and Hindustan Unilever in the water treatment market.
In addition, we sell water heaters in the European and Middle Eastern markets and water treatment products in Hong Kong, Turkey and Vietnam, all of which combined comprised less than 13 percent of total Rest of World sales in 2020.
RAW MATERIALS
Raw materials for our manufacturing operations, primarily consisting of steel, are generally available in adequate quantities, however the current COVID-19 pandemic has periodically stressed the availability of certain raw materials. A portion of our customers are contractually obligated to accept price changes based on fluctuations in steel prices. There has been volatility in steel costs over the last several years, including an increase in steel costs in the second half of 2020.
RESEARCH AND DEVELOPMENT
To improve our competitiveness by generating new products and processes, we conduct research and development at our Corporate Technology Center in Milwaukee, Wisconsin, our Global Engineering Center in Nanjing, China, and our operating locations. Our total expenditures for research and development in 2020, 2019 and 2018 were $80.7 million, $87.9 million and $94.0 million, respectively.
PATENTS AND TRADEMARKS
We own and use in our businesses various trademarks, trade names, patents, trade secrets and licenses. We do not believe that our business as a whole is materially dependent upon any such trademark, trade name, patent, trade secret or license. However, our trade name is important with respect to our products, particularly in China, India and the U.S.
HUMAN CAPITAL
We employed approximately 13,900 employees as of December 31, 2020, primarily non-union. We have a set of values for conducting our business and interacting with our employees as outlined in the A. O. Smith Corporation Guiding Principles. These principles help to shape how we hire, train and treat our employees. We believe that the critical elements of the effort to retain and develop talent are employee engagement, talent development, a focus on employee safety, and market competitive compensation.
We conduct a Global Employee Engagement Survey on a biannual basis. This third-party-managed survey measures employees' level of engagement against external norms and provides us with actionable feedback that drives improvement priorities. Survey participation in 2020 was 96 percent, which we believe indicates our employees' willingness to share their perspectives and a commitment to continuous improvement.
We provide all employees with a wide range of professional development experiences, both formal and informal. Some of the formal development programs that employees have access to include early-career leadership development programs, continuous improvement skill-building programs, and tuition reimbursement for degree programs or trade schools.

It is expected that managers work closely with their employees to ensure performance feedback and development discussions take place on a regular basis.
The safety of our people is always at the forefront of what we do. We provide safety training in our production facilities, designed to empower our employees with the knowledge and tools they need to make safe choices and mitigate risks. In addition to traditional training, we use standardized signage and visual management throughout our facilities. Since 1954, we have awarded annually the Lloyd B. Smith President's Safety Award, which acknowledges an A. O. Smith facility that demonstrates the most improvement over one year in the area of workplace safety. Specific to the COVID-19 pandemic, we have undertaken numerous and meaningful steps to protect our employees, suppliers, and customers. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K for additional information.
We provide what we believe is a robust total compensation program designed to be market-competitive and internally equitable to attract, retain, motivate and reward a high-performance workforce. Regular internal and external analysis is performed to ensure this market alignment. In addition to salaries, these programs, which vary by country, can include annual bonuses, stock-based compensation awards, retirement plans with employee matching opportunities, and other benefits.
BACKLOG
Due to the short-cycle nature of our businesses, none of our operations sustain significant backlogs.
GOVERNMENT REGULATIONS AND ENVIRONMENTAL MATTERS
Our operations, including the manufacture, packaging, labeling, storage, distribution, advertising and sale of our products, are subject to various federal, state, local and foreign laws and regulations. In the U.S., many of our products are regulated by the Department of Energy, the Consumer Product Safety Commission, and the Federal Trade Commission. State and local governments, through laws, regulations, and building codes, also regulate our water heating and water treatment products. Whether at the federal, state, or local level, these laws are intended to improve energy efficiency and product safety, and protect public health and the environment. Similar laws and regulations have been adopted by government authorities in other countries in which we manufacture, distribute, and sell our products.
In addition, our operations are subject to federal, state and local environmental laws. We are subject to regulations of the U.S. Environmental Protection Agency and the Occupational Health and Safety Administration and their counterpart state agencies. Compliance with government regulations and environmental laws has not had and is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of our company. See Item 3.
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
We are also committed to growing our business in a sustainable and socially responsible manner consistent with our Guiding Principles. This commitment has driven us to design, engineer, and manufacture highly innovative and efficient products in an environmentally responsible manner that help reduce energy consumption, conserve water, and improve drinking water quality and public health. Consistent with this commitment, we issued our 2020 Corporate Responsibility & Sustainability (CRS) report detailing our company’s historical and current CRS efforts. Our CRS report is available on our website. The report is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

ITEM 1A – RISK FACTORS
In the ordinary course of our business, we face various strategic, operating, compliance and financial risks. These risks could have an impact on our business, financial condition, operating results and cash flows. The risks set forth below are not an exhaustive list of potential risks but reflect those that we believe to be material. You should carefully consider the risk factors set forth below and all other information contained in this Annual Report on Form 10-K, including the documents incorporated by reference, before making an investment decision regarding our common stock. If any of the events contemplated by the following risks were to actually occur, then our business, financial condition, or results of operations could be materially adversely affected. As a result, the trading price of our common stock could decline, and you may lose all or part of your investment.
Economic and Industry Risks
■The global coronavirus (COVID-19) pandemic, or other global public health pandemics, could have a material adverse effect on our business, results of operations and financial condition
Our business, results of operations and financial condition may be adversely affected if a global public health pandemic, including the current COVID-19 pandemic, interferes with the ability of our employees, suppliers, and customers to perform our and their respective responsibilities and obligations relative to the conduct of our business and operations. The COVID-19 pandemic has significantly impacted economic activity and markets around the world, and it could have a material negative impact on our business and operations in numerous ways, including but not limited to those outlined below:
•The risk that we, or our employees, suppliers or customers may be prevented from conducting business activities for an indefinite period of time, including shutdowns that may be requested or mandated by governmental authorities.
•Restrictions on shipping products from certain jurisdictions where they are produced or into certain jurisdictions where customers are located.
•Inability to meet our customers’ needs and achieve cost targets due to increased logistics costs, longer shipment times, and disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements, such as raw materials or other finished product components, transportation, workforce or other manufacturing and distribution capability.
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
The extent to which the COVID-19 pandemic, or other outbreaks of disease or similar public health threats, materially and adversely impacts our business, results of operations and financial condition is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the virus and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak. In addition, we cannot predict how quickly, and to what extent, normal economic and operating conditions can resume, and the resumption of normal business operations may be delayed or constrained by lingering effects of the COVID-19 pandemic on our suppliers, third-party service providers, and/or customers.
■The effects of a global economic downturn could have a material adverse effect on our business
Global economic growth remains volatile and could stall or reverse course. A continuation or deepening of the global economic downturn could adversely affect consumer confidence and spending patterns which could result in decreased demand for the products we sell, a delay in purchases, increased price competition, or slower adoption of energy-efficient water heaters and boilers, or high-quality water treatment products, which could negatively impact our profitability and cash flows. In addition, a deterioration in current economic conditions due to many factors or fears including public health crises or political instability, could negatively impact our vendors and customers, which could result in an increase in bad debt expense, customer and vendor bankruptcies, interruption or delay in supply of materials, or increased material prices, which could negatively impact our ability to distribute, market and sell our products and our financial condition, results of operations and cash flows.
■Because approximately 24 percent of our net sales in 2020 were attributable to China, adverse economic conditions or changes in consumer behavior in China could impact our business
Our sales in China decreased in 2020 compared to 2019. We believe the decrease was due to business closures and restrictions associated with the COVID-19 pandemic, weaker end-market demand, a higher sales mix of mid-price products versus premium price products and further reductions to previously elevated channel inventory levels. We derive a substantial portion of our sales in China from premium-tier products. Changes in consumer preferences and purchasing behaviors including preferences for e-commerce, weakening consumer confidence and sentiment as well as economic uncertainty, socio-political risks, increased competition from Chinese based companies, and the potential future impact of the COVID-19 pandemic, may prompt Chinese consumers to postpone purchases, choose lower-priced products or different alternatives, or lengthen the cycle of replacement purchases. Further deterioration in the Chinese economy may adversely affect our financial condition, results of operations and cash flows.
■Because we participate in markets that are highly competitive, our revenues and earnings could decline as we respond to competition
We sell all of our products in highly competitive and evolving markets. We compete in each of our targeted markets based on product design, reliability, quality of products and services, advanced technologies, product performance, maintenance costs and price. Some of our competitors may have greater financial, marketing, manufacturing, research and development and distribution resources than we have; others may invest little in technology or product development but compete on price and the rapid replication of features, benefits, and technologies, and some are increasingly expanding beyond their existing manufacturing or geographic footprints. In North America, the gas tankless portion of the water heating market has for many years increased as a percentage of the overall market. While we have many gas tankless products, our market share for gas tankless products is lower than our market share for the remainder of the water heating market. Further expansion of the gas tankless portion of the North America market, which we believe was approximately ten percent of the residential market segment in 2020, could have an impact on our operating results. We cannot assure that our products will continue to compete successfully with those of our competitors. There could be new market participants that change the dynamics of those markets and it is possible that we will not be able to retain our customer base or improve or maintain our profit margins on sales to our customers, all of which could materially and adversely affect our financial condition, results of operations and cash flows.
■Our business could be adversely impacted by changes in consumer purchasing behavior, consumer preferences and technological changes
Consumer preferences for products and the methods in which they purchase products are constantly changing based on, among other factors, cost, convenience, environmental and social concerns and perceptions. Consumer purchasing behavior may shift the product mix in the markets we participate in or result in a shift to new distribution channels, including e-commerce, which continues to expand. For example, consumer preferences may shift toward more efficient gas products or electric powered products due to the increased attention on the impact of greenhouse gas emissions on the environment in response to utility incentive programs, or the emergence of state or federal incentives. In addition, technologies are ever changing. Our ability to timely develop and successfully market new products and to develop, acquire, and retain necessary intellectual property rights is essential to our continued success, but cannot reasonably be assured. It is possible that we will not be able to develop new technologies, products or distribution channels to align with consumer purchasing behavior and consumer preferences, which could materially and adversely affect our financial condition, results of operations and cash flows.
■The occurrence or threat of extraordinary events, including natural disasters, political disruptions, terrorist attacks, public health issues, and acts of war, could significantly disrupt production, or impact consumer spending
As a global company with a large international footprint, we are subject to increased risk of damage or disruption to us and our employees, facilities, suppliers, distributors, or customers. Extraordinary events, including natural disasters, political disruptions, terrorist attacks, public health issues, such as the current COVID-19 pandemic, and acts of war may disrupt our business and operations and impact our supply chain and access to necessary raw materials or could adversely affect the economy generally, resulting in a loss of sales and customers. One of our manufacturing plants is located within a floodplain that has experienced past flooding events. We also have other manufacturing facilities located in hurricane and earthquake zones. Any of these disruptions or other extraordinary events outside of our control that impact our operations or the operations of our suppliers and key distributors could affect our business negatively, harming operating results. In addition, these types of events also could negatively impact consumer spending in the impacted regions or depending on the severity, globally, which could materially and adversely affect our financial condition, results of operations and cash flows.
Business, Operational, and Strategic Risks
■We sell our products and operate outside the U.S., and to a lesser extent, rely on imports and exports, which may present additional risks to our business
Approximately 33 percent of our net sales in 2020 were attributable to products sold outside of the U.S., primarily in China and Canada, and to a lesser extent in Europe and India. We also have operations and business relationships outside the U.S. that comprise a portion of our manufacturing, supply, and distribution. Approximately 7,500 of our 13,900 employees as of December 31, 2020 were located in China. At December 31, 2020, approximately $524 million of cash and marketable securities were held by our foreign subsidiaries, substantially all of which were located in China. International operations generally are subject to various risks, including: political, religious, and economic instability; local labor market conditions; new or increased tariffs or other trade restrictions, or changes to trade agreements; the impact of foreign government regulations, actions or policies; the effects of income taxes; governmental expropriation; the imposition or increases in withholding and other taxes on remittances and other payments by foreign subsidiaries; labor relations problems; the imposition of environmental or employment laws, or other restrictions or actions by foreign governments; and differences in business practices. Unfavorable changes in the political, regulatory, or trade climate, diplomatic relations, or government policies, particularly in relation to countries where we have a presence, including Canada, China, India and Mexico, could have a material adverse effect on our financial condition, results of operations and cash flows or our ability to repatriate funds to the U.S.
■A material loss, cancellation, reduction, or delay in purchases by one or more of our largest customers could harm our business
Net sales to our five largest customers represented approximately 43 percent of our sales in 2020. We expect that our customer concentration will continue for the foreseeable future. Our concentration of sales to a relatively small number of customers makes our relationships with each of these customers important to our business. We cannot assure that we will be able to retain our largest customers. Some of our customers may shift their purchases to our competitors in the future. Other customers may experience financial instability. Further, a customer may be acquired by a customer of a competitor which could result in our loss of that customer. The loss of one or more of our largest customers, any material reduction or delay in sales to these customers, or our inability to successfully develop relationships with additional customers could have a material adverse effect on our financial position, results of operations and cash flows.
■A portion of our business could be adversely affected by a decline in North American new residential construction further decline in commercial construction or a decline in replacement related volume of water heaters and boilers
Residential new construction activity in North America and industry-wide replacement-related volume of water heaters have shown growth which could decline in the future. Commercial construction activity in North America declined in 2020 after growing modestly in 2019. We believe that the significant majority of the markets we serve are for replacement of existing products, and residential water heater replacement volume was strong in 2020. Changes in the replacement volume and in the construction market in North America could negatively affect us.
■Our operations could be adversely impacted by material and component price volatility and availability, as well as supplier concentration
The market prices for certain materials and components we purchase, primarily steel, have been volatile. In addition, some components are subject to long lead times. We engage in ongoing communications with our suppliers to identify and mitigate risk of potential disruptions and to manage inventory levels. Significant increases in the cost of any of the key materials and components we purchase could increase our cost of doing business and ultimately could lead to lower operating earnings if we are not able to recover these cost increases through price increases to our customers. Historically, there has been a lag in our ability to recover increased material costs from customers, and that lag could negatively impact our profitability. Limited component availability and long lead times could make it difficult for us to meet customer demand. In some cases, we are dependent on a limited number of suppliers for some of the raw materials and components we require in the manufacturing of our products. A significant disruption or termination of the supply from one of these suppliers could delay sales or increase costs which could result in a material adverse effect on our financial condition, results of operations and cash flows.

■An inability to adequately maintain our information systems and their security, as well as to protect data and other confidential information, could adversely affect our business and reputation
In the ordinary course of business, we utilize information systems for day-to-day operations, to collect and store sensitive data and information, including our proprietary and regulated business information and personally identifiable information of our customers, suppliers and business partners, as well as personally identifiable information about our employees. Our information systems, like those of other companies, are susceptible to outages due to system failures, cybersecurity threats, failures on the part of third-party information system providers, natural disasters, power loss, telecommunications failures, viruses, fraud, theft, malicious actors or breaches of security. We have a response plan in place in the event of a data breach and we continue to take steps to maintain and improve data security and address these risks and uncertainties by implementing and improving internal controls, security technologies, insurance programs, network and data center resiliency and recovery processes. However, any operations failure or breach of security which are occurring with increasing frequency from increasingly sophisticated cyber threats could lead to disruptions of our business activities, the loss or disclosure of both our and our customers’ financial, product and other confidential information and could result in regulatory actions, litigation and have a material adverse effect on our financial condition, results of operations and cash flows and our reputation.
■Our international operations are subject to risks related to foreign currencies
We have a significant presence outside of the U.S., primarily in China and Canada and to a lesser extent Europe, Mexico, and India, and therefore, hold assets, including $385 million of cash and marketable securities denominated in Chinese renminbi, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. The financial statements of our foreign subsidiaries are translated into U.S. dollars in our consolidated financial statements. Furthermore, typically our products are priced in foreign countries in local currencies. As a result, we are subject to risks associated with operating in foreign countries including fluctuations in currency exchange rates and interest rates, hyperinflation in some foreign countries or global exchange rate instability or volatility that strengthens the U.S. dollar against foreign currencies. As a result, an increase in the value of the U.S. dollar relative to the local currencies of our foreign markets has had and could have a negative effect on our profitability. In addition to currency translation risks, we incur a currency transaction risk whenever one of our subsidiaries enters into either a purchase or sale transaction using a currency different from the operating subsidiaries’ functional currency. The majority of our foreign currency transaction risk results from sales of our products in Canada which we manufacture in the U.S, and to a lesser extent from component purchases in Europe and payroll in Mexico. These risks may hurt our reported sales and profits in the future or negatively impact revenues and earnings translated from foreign currencies into U.S. dollars.
■Our business may be adversely impacted by product defects
Product defects can occur through our own product development, design and manufacturing processes or through our reliance on third parties for component design and manufacturing activities. We may incur various expenses related to product defects, including product warranty costs, product liability and recall or retrofit costs. While we maintain a reserve for product warranty costs based on certain estimates and our knowledge of current events and actions, our actual warranty costs may exceed our reserve, resulting in current period expenses and a need to increase our reserves for warranty charges. In addition, product defects and recalls may diminish the reputation of our brand. Further, our inability to cure a product defect could result in the failure of a product line or the temporary or permanent withdrawal from a product or market. Any of these events may have a material adverse impact on our financial condition, results of operations and cash flows.
■Potential acquisitions could use a significant portion of our capital and we may not successfully integrate future acquisitions or operate them profitably or achieve strategic objectives
We will continue to evaluate potential acquisitions, and we could use a significant portion of our available capital to fund future acquisitions. If we complete any future acquisitions, we may not be able to successfully integrate the acquired businesses or operate them profitably or accomplish our strategic objectives for those acquisitions. If we complete any future acquisitions in new geographies, our unfamiliarity with local regulations and market customs may impact our ability to operate them profitably or achieve our strategic objectives for those acquisitions. Our level of indebtedness may increase in the future if we finance acquisitions with debt, which would cause us to incur additional interest expense and could increase our vulnerability to general adverse economic and industry conditions and limit our ability to service our debt or obtain additional financing. The impact of future acquisitions may have a material adverse effect on our financial condition, results of operations and cash flows.
Legal, Regulatory, and Governance Risks
■Changes in regulations or standards could adversely affect our business
Our products are subject to a wide variety of statutory, regulatory and industry standards and requirements related to, among other items, energy and water efficiency, environmental emissions, labeling and safety. While we believe our products are currently efficient, safe and environment-friendly, federal, foreign, state and local governments are adopting laws, regulations and codes that will require a transition to non-fossil fuel based sources of energy production as well as significantly reducing or eliminating the on-site combustion of fossil fuels in the building sector, such as limiting or prohibiting the delivery of natural gas in new construction. A significant change to regulatory requirements that promote a transition to alternative energy sources as a replacement for gas, or a significant shift in industry standards, could substantially increase manufacturing costs, impact the size and timing of demand for our products, affect the types of products we are able to offer or put us at a competitive disadvantage, any of which could harm our business and have a material adverse effect on our financial condition, results of operations and cash flow.
■We are subject to U.S. and global laws and regulations covering our domestic and international operations that could adversely affect our business and results of operations
Due to our global operations, we are subject to many laws governing international relations, including those that prohibit improper payments to government officials and restrict where we can do business, what information or products we can supply to certain countries and what information we can provide to a non-U.S. government, including but not limited to the Foreign Corrupt Practices Act and the U.S. Export Administration Act. Violations of these laws may result in criminal penalties or sanctions that could have a material adverse effect on our financial condition, results of operations and cash flows.
■Our results of operations may be negatively impacted by product liability lawsuits and claims
Our products expose us to potential product liability risks that are inherent in the design, manufacture, sale and use of our products. While we currently maintain what we believe to be suitable product liability insurance, we cannot be certain that we will be able to maintain this insurance on acceptable terms, that this insurance will provide adequate protection against potential liabilities or that our insurance providers will be able to ultimately pay all insured losses. In addition, we self-insure a portion of product liability claims. A series of successful claims against us could materially and adversely affect our reputation and our financial condition, results of operations and cash flows.
■We have significant goodwill and indefinite-lived intangible assets and an impairment of our goodwill or indefinite-lived intangible assets could cause a decline in our net worth
Our total assets include significant goodwill and indefinite-lived intangible assets. Our goodwill results from our acquisitions, representing the excess of the purchase prices we paid over the fair value of the net tangible and intangible assets we acquired. We assess whether there have been impairments in the value of our goodwill or indefinite-lived intangible assets during the fourth quarter of each calendar year or sooner if triggering events warrant. If future operating performance at our businesses does not meet expectations, we may be required to reflect non-cash charges to operating results for goodwill or indefinite-lived intangible asset impairments. The recognition of an impairment of a significant portion of goodwill or indefinite-lived intangible assets would negatively affect our results of operations and total capitalization, the effect of which could be material. A significant reduction in our stockholders’ equity due to an impairment of goodwill or indefinite-lived intangible assets may affect our ability to maintain the debt-to-capital ratio required under our existing debt arrangements. We have identified the valuation of goodwill and indefinite-lived intangible assets as a critical accounting policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies—Goodwill and Indefinite-lived Intangible Assets” included in Item 7 of this Annual Report on Form 10-K.
■Our pension plans may require future pension contributions which could limit our flexibility in managing our company
The projected benefit obligation liability of our defined benefit pension plans of $870 million exceeded the fair value of the plan assets of $859 million by approximately $11 million at December 31, 2020. U.S. employees hired after January 1, 2010 have not participated in our defined benefit plan, and benefit accruals for the majority of current salaried and hourly employees ended on December 31, 2014. We forecast that we will not be required to make a contribution to the plan in 2021, and we do not plan to make any voluntary contributions. However, we cannot provide any assurance that contributions will not be required in the future. Among the key assumptions inherent in our actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If interest rates and actual rates of return on invested plan assets were to decrease significantly, our pension plan obligations could increase materially. The size of future required pension contributions could result in us dedicating a significant portion of our cash flows from operations to making contributions which could negatively impact our flexibility in managing our company.
■Certain members of the founding family of our company and trusts for their benefit have the ability to influence all matters requiring stockholder approval
We have two classes of common equity: our Common Stock and our Class A Common Stock. The holders of Common Stock currently are entitled, as a class, to elect only one-third of our board of directors. The holders of Class A Common Stock are entitled, as a class, to elect the remaining directors. Certain members of the founding family of our company and trusts for their benefit (Smith Family) have entered into a voting trust agreement with respect to shares of our Class A Common Stock and shares of our Common Stock they own. As of December 31, 2020, through the voting trust, these members of the Smith Family own approximately 63.8 percent of the total voting power of our outstanding shares of Class A Common Stock and Common Stock, taken together as a single class, and approximately 96.6 percent of the voting power of the outstanding shares of our Class A Common Stock, as a separate class. Due to the differences in the voting rights between shares of our Common Stock (one-tenth of one vote per share) and shares of our Class A Common Stock (one vote per share), the Smith Family voting trust is in a position to control to a large extent the outcome of matters requiring a stockholder vote, including the adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. This ownership position may increase if other members of the Smith Family enter into the voting trust agreement, and the voting power relating to this ownership position may increase if shares of our Class A Common Stock held by stockholders who are not parties to the voting trust agreement are converted into shares of our Common Stock. The voting trust agreement provides that, in the event one of the parties to the voting trust agreement wants to withdraw from the trust or transfer any of its shares of our Class A Common Stock, such shares of our Class A Common Stock are automatically exchanged for shares of our Common Stock held by the trust to the extent available in the trust. In addition, the trust will have the right to purchase the shares of our Class A Common Stock and our Common Stock proposed to be withdrawn or transferred from the trust. As a result, the Smith Family members that are parties to the voting trust agreement have the ability to maintain their collective voting rights in our company even if certain members of the Smith Family decide to transfer their shares.
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.
ITEM  2 – PROPERTIES
Properties utilized by us at December 31, 2020 were as follows:
North America
In this segment, we have 16 manufacturing plants located in eight states and two non-U.S. countries, of which 14 are owned directly by us or our subsidiaries and two are leased from outside parties. The terms of leases in effect at December 31, 2020 expire between 2021 and 2025.
Rest of World
In this segment, we have six manufacturing plants located in four non-U.S. countries, of which four are owned directly by us or our subsidiaries and two are leased from outside parties. The terms of leases in effect at December 31, 2020 expire between 2022 and 2025.
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
On May 28, 2019, a putative securities class action lawsuit was filed in the U.S. District Court for the Eastern District of Wisconsin against the Company and certain of its current or former officers. Subsequently, on November 22, 2019, a consolidated amended complaint was filed by the lead plaintiff. This action, captioned as City of Birmingham Retirement and Relief System v. A. O. Smith Corporation, et al., asserted securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and sought damages and other relief based upon the allegations in the complaint. On January 24, 2020, A. O. Smith and the other defendants moved to dismiss the consolidated amended complaint for failure to state a claim. On June 24, 2020, the U.S. District Court granted defendants’ motion to dismiss in its entirety. Based on its June 24, 2020 order, on August 3, 2020, the District Court entered final judgement for the defendants and dismissed the lawsuit.
A shareholder derivative lawsuit, captioned as Pierce v. A. O. Smith Corporation, et al. and based on similar allegations as the putative class action, was filed on August 20, 2019, also in the U.S. District Court for the Eastern District of Wisconsin. On November 6, 2019, the plaintiff in the derivative action moved to dismiss his lawsuit, and the plaintiff re-filed it in the U.S. District Court for the District of Delaware on November 12, 2019. The derivative action asserted claims under Sections 14(a) and 20(a) of the Exchange Act, as well as for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and sought damages and other relief based upon the allegations in the complaint. On February 12, 2020, the parties filed a stipulation seeking to stay the derivative lawsuit pending resolution of the City of Birmingham lawsuit. On February 13, 2020, a second shareholder derivative suit, captioned as Jarozewski v. A. O. Smith Corporation, et al., was filed in the U.S. District Court for the District of Delaware, to assert claims under Sections 10(b), 14(a) and 20(a) of the Exchange Act, as well as for breach of fiduciary duty, unjust enrichment, and insider trading, and sought damages and other relief based upon the allegations in the complaint. On April 1, 2020, the U.S. District Court for the District of Delaware, upon a joint stipulation filed by the parties, consolidated both the Pierce and Jarozewski derivative lawsuits and stayed the consolidated actions pending resolution of the City of Birmingham lawsuit. On October 7, 2020, following dismissal of the City of Birmingham lawsuit and upon a joint stipulation filed by the parties, the District Court dismissed the consolidated derivative lawsuits. A. O. Smith and the other defendants paid no settlement consideration to achieve these dismissals.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY
Pursuant to General Instruction of G(3) of Form 10-K, the following is a list of our executive officers which is included as an unnumbered Item in Part I of this report in lieu of being included in our Proxy Statement for our 2021 Annual Meeting of Stockholders.

Name (Age)	Positions Held	Period Position Was Held
Patricia K. Ackerman (60)	Senior Vice President – Investor Relations, Treasurer and Corporate Responsibility and Sustainability	2019 to Present

	Vice President – Investor Relations & Treasurer	2008 to 2018

	Vice President and Treasurer	2006 to 2008

	Assistant Treasurer	1995 to 2006

Paul R. Dana (58)	Senior Vice President – Global Operations	2019 to Present

	Senior Vice President – Global Manufacturing	2016 to 2018

	Vice President – Global Manufacturing	2015

	President – APCOM, a division of State Industries, LLC, a subsidiary of the Company	2011 to 2017

	Vice President – Product Engineering	2006 to 2010

	Plant Manager – Productos de Agua, S. de R.L. de C.V.	1998 to 2005

Anindadeb V. DasGupta (55)	Senior Vice President	2018 to Present

	President – A. O. Smith Holdings (Barbados) SRL	2018 to Present

	Vice President, Global Head Strategic Marketing; Global Head e-commerce; Global GM Flex & Signage Business Lines – OSRAM GmbH, Munich and Hong Kong (lighting manufacturer)	2014 to 2018

Wallace E. Goodwin (65)	Senior Vice President	2018 to Present

	President and General Manager – Lochinvar, LLC	2018 to Present

	Senior Vice President and General Manager – Lochinvar, LLC	2011 to 2017

	President – APCOM, a division of State Industries, LLC	1999 to 2011

Robert J. Heideman (54)	Senior Vice President – Chief Technology Officer	2013 to Present

	Senior Vice President – Engineering & Technology	2011 to 2012

	Senior Vice President – Corporate Technology	2010 to 2011

	Vice President – Corporate Technology	2007 to 2010

	Director – Materials	2005 to 2007

	Section Manager	2002 to 2005

D. Samuel Karge (46)	Senior Vice President	2018 to Present

	President – North America Water Treatment	2018 to Present

	Vice President, Sales and Marketing – Zurn Industries (water solutions manufacturer)	2016 to 2018

	Vice President & Platform Leader – Pentair Residential Filtration (water solutions manufacturer)	2012 to 2016

Daniel L. Kempken (48)	Senior Vice President – Strategy and Corporate Development	2019 to Present

	Vice President and Controller	2011 to 2019

Name (Age)	Positions Held	Period Position Was Held

Charles T. Lauber (58)	Executive Vice President and Chief Financial Officer	2019 to Present

	Senior Vice President, Strategy and Corporate Development	2013 to 2019

	Senior Vice President – Chief Financial Officer – A. O. Smith Water Products Company	2006 to 2012

	Vice President – Global Finance – A. O. Smith Electrical Products Company	2004 to 2006

	Vice President and Controller – A. O. Smith Electrical Products Company	2001 to 2004

	Director of Audit and Tax	1999 to 2001

Mark A. Petrarca (57)	Senior Vice President – Human Resources and Public Affairs	2006 to Present

	Vice President – Human Resources and Public Affairs	2005 to 2006

	Vice President – Human Resources – A. O. Smith Water Products Company	1999 to 2004

Jack Qiu (48)	Senior Vice President - A. O. Smith China	2020 to Present

	Vice President - A. O. Smith China	2012 to 2020

	General Manager of Residential Gas SBU - A. O. Smith China	2008 to 2012

	Deputy General Manager, Engineering - A. O. Smith China	2003 to 2008

	Engineering Manager - York (Guangzhou) Air Conditioner and Refrigeration Equipment, Co., Ltd.	2000 to 2003

S. Melissa Scheppele (58)	Senior Vice President - Chief Information Officer	2020 to Present

	Vice President and Chief Information Officer - Triumph Group (aerospace and defense business)	2016 to 2020

	Vice President and Chief Information Officer - Ascend Performance Materials (specialty chemical manufacturer)	2013 to 2016

James F. Stern (58)	Executive Vice President, General Counsel and Secretary	2007 to Present

	Partner – Foley & Lardner LLP	1997 to 2007

David R. Warren (57)	Senior Vice President	2017 to Present

	President and General Manager – North America Water Heating	2017 to Present

	Vice President – International	2008 to 2017

	Managing Director – A.O. Smith Water Products Company B.V.	2004 to 2008

	Director, Reliance Sales	2002 to 2004

	Regional Sales Manager	1999 to 2002

	District Sales Manager	1990 to 1996

	Sales Coordinator	1989 to 1990

Name (Age)	Positions Held	Period Position Was Held

Kevin J. Wheeler (61)	Chairman	2020 to Present

	President and Chief Executive Officer	2018 to Present

	President and Chief Operating Officer	2017 to 2018

	Senior Vice President	2013 to 2017

	President and General Manager – North America, India and Europe Water Heating	2013 to 2017

	Senior Vice President and General Manager – North America, India and Europe – A. O. Smith Water Products Company	2011 to 2012

	Senior Vice President and General Manager – U.S. Retail – A. O. Smith Water Products Company	2007 to 2011

	Vice President – International – A. O. Smith Water Products Company	2004 to 2007

	Managing Director – A. O. Smith Water Products Company B.V.	1999 to 2004

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)Market Information. Our Common Stock is listed on the New York Stock Exchange under the symbol AOS. Our Class A Common Stock is not listed. EQ Shareowner Services, P.O. Box 64874, St. Paul, Minnesota, 55164-0874 serves as the registrar, stock transfer agent and the dividend reinvestment agent for our Common Stock and Class A Common Stock.
(b)Holders. As of January 29, 2021, the approximate number of stockholders of record of Common Stock and Class A Common Stock were 568 and 155, respectively. The actual number of stockholders is greater than this number of holders of record, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of stockholders of record also does not include stockholders whose shares may be held in trust by other entities.
(c)Dividends. Dividends declared on the common stock are shown in Note 18 of Notes to Consolidated Financial Statements appearing elsewhere herein.
(d)Stock Repurchases. In the second quarter of 2019, our Board of Directors approved adding 3,000,000 shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. Due to the uncertainty surrounding the impact of the global COVID-19 pandemic, we suspended our share repurchases on March 18, 2020. In 2020, we repurchased 1,348,391 shares at an average price of $42.02 per share and at a total cost of $56.7 million. As of December 31, 2020, there were 1,613,824 shares remaining on the existing repurchase authorization. On January 27, 2021, the Board of Directors approved adding 7,000,000 shares of common stock to the existing discretionary share repurchase authority. Including the additional shares, we have approximately 8.6 million shares available for repurchase. We currently intend to spend approximately $400 million to repurchase common stock in 2021 through a combination of 10b5-1 plans and open market purchases.
(e)Performance Graph. The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The graph below shows a five-year comparison of the cumulative shareholder return on our Common Stock with the cumulative total return of the Standard & Poor’s (S&P) 500 Index, S&P 500 Select Industrials Index, which are published indices.
Comparison of Five-Year Cumulative Total Return
From December 31, 2015 to December 31, 2020
Assumes $100 Invested with Reinvestment of Dividends

200
150
100
2015
2016
2017
2018
2019
2020
SMITH (A O) CORP
S&P 500 INDEX
S&P INDUSTRIALS INDEX

	Base Period	Indexed Returns
Company/Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
A. O. Smith Corporation	100.0	125.0	163.5	115.4	131.1	154.0
S&P 500 Index	100.0	112.0	136.4	130.4	171.5	203.1
S&P 500 Select Industrial Index	100.0	118.9	143.9	124.7	161.4	179.2

ITEM 6 – SELECTED FINANCIAL DATA

(dollars in millions, except per share amounts)
	Years ended December 31,
	2020	2019	2018	2017(1)	2016(2)
Net sales	$2,895.3	$2,992.7	$3,187.9	$2,996.7	$2,685.9
Net earnings(1)	$344.9	$370.0	$444.2	$296.5	$326.5
Basic earnings per share of common stock(1,2)
Net earnings	$2.13	$2.24	$2.60	$1.72	$1.87
Diluted earnings per share of common stock(1,2)
Net earnings	$2.12	$2.22	$2.58	$1.70	$1.85
Cash dividends per common share(2)	$0.98	$0.90	$0.76	$0.56	$0.48

	Years ended December 31,
	2020	2019	2018	2017	2016
Total assets	$3,160.7	$3,058.0	$3,071.5	$3,197.4	$2,891.0
Long-term debt(3)	106.4	277.2	221.4	402.9	316.4
Total stockholders’ equity	1,848.3	1,666.8	1,717.0	1,644.9	1,511.4
(1)Due to the enactment of the U.S. Tax Cuts & Jobs Act in December 2017, we recorded a one-time charge of $81.8 million in 2017, our estimate of the costs primarily associated with the repatriation of undistributed foreign earnings. These charges reduced 2017 earnings per share by $0.47.
(2)In September 2016, we declared a 100 percent stock dividend to holders of Common Stock and Class A Common Stock which is not included in cash dividends. Basic and diluted earnings per share are calculated using the weighted average shares outstanding which were restated for all periods presented to reflect the stock dividend.
(3)Excludes the current portion of long-term debt.

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
In January 2020, an outbreak of a novel coronavirus (COVID-19) surfaced in Wuhan, China. As a result of the outbreak, the Chinese government required businesses to close and restricted certain travel within the country. In cooperation with the government authorities, our operations in China closed for approximately four weeks before resuming production before the end of the first quarter. In March 2020, COVID-19 was declared a global pandemic and we experienced impacts to our business and other markets worldwide. To date, our global manufacturing operations of essential water heating and water treatment products continue without material disruption to our operations. As a result of the COVID-19 pandemic and in support of continuing our manufacturing efforts, we have undertaken numerous and meaningful steps to protect our employees, suppliers, and customers. These important steps, which in certain cases reduce efficiency, include continuous communication and training to our employees on living and working safely in a COVID-19 environment, plant accommodations and reconfigurations to maintain social distancing, masks for all employees, implementation of sanitizing stations, temperature taking and regular, proactive deep cleaning and sanitization of our facilities, among others. As we receive guidance from governmental authorities, we adjust our safety measures to meet or exceed those guidelines. The majority of our customers in the U.S. are also deemed essential under Cybersecurity and Infrastructure Security Agency (CISA) guidance and are operating their businesses under varying state and local governmental guidance.
Our global supply chain management team continues to monitor and manage our ability to operate effectively during the COVID-19 pandemic. To date, we have not seen any material disruptions to our supply chain, although we have seen an increase in logistics costs and shipment times as a result of pandemic-related capacity reductions. Ongoing communications with our suppliers to identify and mitigate risk of potential disruptions and to manage inventory levels continue. Our U.S. water heater manufacturing lead times, which were extended in the second and third quarters due to self-quarantine absenteeism mandated by our COVID-19 prevention measures, stabilized in the fourth quarter of 2020 as a result of adding manufacturing shifts, hiring temporary workers and shifting some production.
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
In our North America segment, we expect industry residential water heater volumes will be down approximately two percent in 2021 compared with 2020, which is driven by our belief that customers may have added inventory in 2020 due to industry extended lead times. We believe that some de-stocking by our customers will occur in early 2021 as our lead times have improved and continue to improve. We believe that commercial water heater industry volumes will further decline approximately four percent in 2021 as COVID-19 pandemic-impacted businesses delay or defer new construction and discretionary replacement installations. We expect to see a mid-single digit increase to our boiler sales in 2021 compared to 2020 due to industry growth of three to four percent driven by pandemic-related pent up demand as well as our new product introductions. We expect sales of our North America water treatment products to increase by 13 to 14 percent in 2021, compared to 2020, primarily driven by consumer demand for our point of use and point of entry water treatment systems.
In our Rest of World segment, we expect China sales in 2021 to increase 14 to 15 percent in local currency compared with 2020 due to increased consumer demand. We assume China currency rates will stay at current levels and which would add approximately $47 million and $3 million to sales and earnings in 2021, respectively. In addition, we project that our mix of products sold in China is shifting to more mid-price range products from our historical mix of higher priced products. We also continue to focus on aligning our cost structure in China through headcount reductions, store closures, cuts in advertising and other cost saving measures. Our 2020 headcount reductions and restructuring actions we took were largely completed as of the end of the third quarter of 2020.
Combining all of these factors, we expect our consolidated sales to increase approximately ten percent in 2021. Our guidance excludes the potential impacts from future acquisitions and assumes the conditions of our business environment and that of our suppliers and customers are similar in 2021 to what we are experienced in recent months and does not deteriorate as a result of further restrictions or shutdowns due to the COVID-19 pandemic.
Our stated acquisition strategy includes a number of our water-related strategic initiatives. We will seek to continue to grow our core residential and commercial water heating, boiler and water treatment businesses throughout the world. We will also continue to look for opportunities to add to our existing operations in high growth regions demonstrated by our introduction of water treatment products in India and Vietnam and range hoods and cooktops in China.
RESULTS OF OPERATIONS
Our sales in 2020 were $2,895 million, a decline of 3.3 percent compared to our 2019 sales of $2,993 million. Compared to 2019, our sales decline in 2020 was primarily driven by lower sales in China and lower commercial water heater volumes, and reduced boiler sales in North America. The decreased sales in 2020 compared to the prior year more than offset higher water treatment volumes including incremental sales of $16 million from Water-Right, acquired on April 8, 2019 and higher residential water heater volumes in North America. In addition, our sales in China were favorably impacted by currency translation of approximately $9 million in 2020 compared to 2019, due to the appreciation of the Chinese currency compared to the U.S. dollar. Our sales in 2019 were $2,993 million, a decline of 6.1 percent compared to our 2018 sales of $3,188 million. The decrease in 2019 sales was primarily due to a 23 percent decline in China sales in U.S. dollar terms, which was largely a result of weaker end-market demand in the region, year over year channel inventory shifts, and a higher mix of sales of mid-price products versus premium price products than in the prior year. Excluding the unfavorable impact from currency translation, China sales declined 19 percent in 2019. The sales reduction in China in 2019 compared to 2018, more than offset the benefits of higher sales in North America, which were primarily a result of higher sales of water treatment products, including incremental sales from our Water-Right acquisition, and water heater pricing actions related to steel and freight cost increases. The increase in North America sales in 2019 compared to 2018, was partially offset by lower residential water heater volumes.
Our gross profit margin in 2020 of 38.3 percent declined compared to our gross profit margin of 39.5 percent in 2019 primarily due to the lower sales volumes. Our gross profit margin in 2019 of 39.5 percent declined compared to our gross profit margin of 41.0 percent in 2018, primarily due to the lower sales volumes in China and a higher mix of mid-price products, which have lower margins, in that region.
Selling, general, and administrative (SG&A) expenses were $660.3 million in 2020 or $55.3 million lower than 2019. SG&A expenses were $715.6 million in 2019 or $38.2 million lower than in 2018. The decrease in SG&A expenses in both 2020 and 2019 was primarily due to lower selling and advertising expenses in China.
To align our business to current market conditions, we recognized $7.7 million of pre-tax severance and restructuring expenses in 2020. Charges recognized were comprised of $6.8 million severance costs and $0.9 million of other restructuring expenses. On March 21, 2018, we announced a plan to transfer water heater, boiler and storage tank production from our Renton, Washington plant to our other U.S. plants. The majority of the consolidation of operations occurred in the second quarter of 2018. As a result of the relocation of production, we incurred pre-tax restructuring and impairment expenses of $6.7 million in the first quarter of 2018, primarily related to employee severance, building lease exit costs, and the impairment of assets. These activities are reflected in "severance, restructuring, and impairment expenses" in the accompanying financial statements.
We provide non-U.S. Generally Accepted Accounting Principles (GAAP) measures (adjusted earnings, adjusted earnings per share, and adjusted segment earnings) that exclude severance, restructuring, and impairment expenses. Reconciliations to measures on a GAAP basis are provided later in this section. We believe that the measures of adjusted earnings, adjusted EPS, and adjusted segment earnings provide useful information to investors about our performance and allow management and our investors to better understand our performance between periods without regard to items we do not consider to be a component of our core operating performance.
Interest expense was $7.3 million in 2020, compared to $11.0 million in 2019 and $8.4 million in 2018. The decrease in interest expense in 2020 was primarily due to lower debt levels and lower interest rates than the prior year. The increase in interest expense in 2019 compared to 2018 was primarily due to higher debt levels utilized to fund the acquisition of Water-Right and share repurchase activity.

Other income was $11.0 million in 2020 compared to $18.0 million in 2019 and $21.2 million in 2018. The decrease in other income in 2020 compared to 2019 was primarily due to lower interest income. The decrease in other income in 2019 compared to 2018 was primarily due to lower non-service cost-related pension income and lower interest income.
Pension income in 2020 was $5.1 million compared to $6.2 million in 2019 and $8.7 million in 2018. The service cost component of our pension income is reflected in cost of products sold and SG&A expenses. All other components of our pension income are reflected in other income.
Our effective income tax rate was 22.3 percent in 2020, compared with 21.6 percent in 2019 and 20.4 percent in 2018. Our effective income tax rate in 2020 and 2019 was higher compared to the prior years primarily due to a change in geographic earnings mix.
North America
Sales in our North America segment were $2,118 million in 2020 or $34 million higher than sales of $2,084 million in 2019. Compared to 2019, the increased 2020 sales were primarily due to higher volumes of residential water heaters and a 25 percent increase in water treatment product sales, including $16 million of incremental sales from Water-Right. This increase was partially offset by lower U.S. commercial water heater volumes, lower boiler sales and a water heater sales mix composed of more electric models which have a lower selling price. Sales in our North America segment were $2,084 million in 2019 or $39 million higher than sales of $2,045 million in 2018. The increase in sales in 2019 compared to 2018 was primarily due to the incremental Water-Right sales of $44 million, water heater pricing actions related to steel and freight cost increases, and higher sales of water treatment products, which were partially offset by lower residential water heater volumes.
North America segment earnings were $503.5 million in 2020 compared to segment earnings of $488.9 million and $464.1 million in 2019 and 2018, respectively. Segment margins were 23.8 percent, 23.5 percent and 22.7 percent in 2020, 2019 and 2018, respectively. Adjusted segment earnings and adjusted segment margin, which exclude severance, restructuring, and impairment expenses, were $506.2 million and 23.9 percent, respectively, in 2020, and $470.8 million and 23.0 percent, respectively, in 2018. The higher adjusted segment earnings and adjusted segment margin in 2020 compared to 2019 segment earnings and segment margin were primarily driven by higher residential water heater volumes, higher water treatment product sales, which included incremental profit from Water-Right, and lower material costs. This was partially offset by lower volumes of commercial water heaters and lower boiler sales. During 2020, segment earnings and margin were adversely impacted by certain costs related to the pandemic. These costs included temporarily moving production from Mexico to the U.S., paying employees during temporary plant shutdowns, proactively deep cleaning facilities, paying benefits during employee furloughs, and other costs, which were approximately $6.6 million in 2020. The higher segment earnings and segment margin in 2019 compared to 2018 adjusted segment earnings and adjusted segment margin were primarily a result of pricing actions, lower steel costs, and higher sales of water treatment products, including incremental volumes from our acquisition, Water-Right. These increases were partially offset by the unfavorable impact from lower residential water heater volumes. We estimate our 2021 North America segment margin will be between 23 and 23.5 percent.
Adjusted segment earnings and adjusted segment margin in 2020 exclude $2.7 million of pre-tax severance and restructuring and impairment expenses. These expenses were associated with an initiative to align our business to current market conditions. Adjusted segment earnings and adjusted segment margin in 2018 exclude $6.7 million of pre-tax severance, restructuring and impairment expenses. These expenses were associated with our transfer of our water heater, boiler and storage tank production from our Renton, Washington plant to our other U.S. plants.
Rest of World
Sales in our Rest of World segment were $800 million in 2020 or $136 million lower than sales of $936 million in 2019. Compared to 2019, our sales in China decreased by 15 percent in U.S. dollar terms and 16 percent in local currency in 2020. In addition, our 2020 sales in China were favorably impacted by currency translation of approximately $9 million compared to 2019, due to the appreciation of the Chinese currency compared to the U.S. dollar. The decrease in Rest of World sales in 2020 was primarily due to COVID-19 pandemic-related lockdowns, weak end-market demand in China, primarily in the first half of 2020, a higher mix of mid-price products which have a lower selling price and year over year channel inventory shifts. Sales in our Rest of World segment in 2019 were $936 million or $238 million lower than sales of $1,174 million in 2018. Lower sales in 2019 compared to 2018 were largely a result of decreased China sales, which declined 23 percent in U.S. dollar terms and 19 percent in local currency terms. The decline in China sales was primarily due to weaker end-market demand, elevated channel inventory levels for the first three quarters of 2019 that returned to a more normal range of two to three months by the end of 2019, and a higher mix of mid-price products versus premium-priced products. In addition, the weaker Chinese currency unfavorably impacted translated sales by approximately $39 million. Sales in India grew approximately 13 percent in 2019 compared to 2018.

The Rest of World segment was breakeven in 2020 compared to segment earnings of $40.2 million and $149.3 million in 2019 and 2018, respectively. Segment margins were 4.3 percent and 12.7 percent in 2019 and 2018, respectively. Adjusted segment earnings and segment margin, which exclude severance, restructuring, and impairment expenses, were $5.0 million and one percent, respectively, in 2020. Compared to 2019, the absence of segment earnings in 2020 was driven by the unfavorable impact from lower sales in China and a higher mix of mid-price products, which have lower margins than our historical mix of higher-priced products, and which were partially offset by the benefits from lower selling, advertising, and administrative costs and temporary social insurance exemptions. Currency translation increased segment earnings by approximately $3.6 million in 2020 compared to 2019. The decline in 2019 segment earnings and margin compared to 2018 was primarily due to lower sales in China and a higher mix of mid-price products, which have lower margins, that when combined, more than offset benefits to profits from lower SG&A expenses and material costs in that region. Currency translation reduced segment earnings by approximately $3.0 million in 2019 compared to 2018. We expect full-year segment margin to be between seven percent and eight percent in 2021.
Adjusted segment earnings and adjusted segment margin in 2020 exclude $5.0 million of pre-tax severance and restructuring and impairment expenses. These expenses were associated with an initiative to align our business to current market conditions.
LIQUIDITY AND CAPITAL RESOURCES
Our working capital was $731.7 million at December 31, 2020 compared with $733.9 million and $853.2 million at December 31, 2019 and December 31, 2018, respectively. An increase in cash, cash equivalents and marketable securities was offset by higher accounts payable balances and payroll accruals in 2020 compared to 2019. We repatriated approximately $190 million in foreign cash and marketable securities in 2020 and utilized it to repay floating rate debt. The decline in cash, cash equivalents and marketable securities and sales related decreases in accounts receivable partially offset by lower accounts payable balances led to the majority of the decline in working capital in 2019. Approximately $165 million in foreign cash, cash equivalents and marketable securities was repatriated in 2019 and utilized to repay floating rate debt, pay dividends and repurchase shares. We expect to repatriate approximately $190 million in 2021 and use the proceeds for common stock repurchases.
Cash provided by operating activities in 2020 was $562.1 million compared with $456.2 million during 2019 and $448.9 million during 2018. The improvement in operating cash flows in 2020 was primarily due to lower outlays of working capital including higher accounts payable balances in China, which include receipts of cash deposits in advance of sales from certain customers, that more than offset lower earnings. The increase in cash flows in 2019 compared with 2018 was primarily due to lower outlays for working capital which offset lower earnings in 2019. We expect cash provided by operating activities to be $450 million to $475 million in 2021. We continue to monitor developments on an on-going basis and have taken proactive measures to focus on cash, manage working capital, and reduce costs.
Our capital expenditures were $56.8 million in 2020, $64.4 million in 2019 and $85.2 million in 2018. Included in 2018 capital expenditures were approximately $13 million related to capacity expansion in China. We project our 2021 capital expenditures to be between $85 and $90 million and expect depreciation and amortization will be approximately $80 million.
We have a $500 million multi-currency credit facility with a group of nine banks, which expires in December 2021. The facility has an accordion provision, which allows us to increase it up to $700 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of December 31, 2020. We expect to complete a renewal of our credit facility in the first half of 2021.
The facility backs up commercial paper and credit line borrowings. As a result of the long-term nature of this facility, our commercial paper and credit line borrowings, as well as drawings under the facility, are classified as long-term debt as of December 31, 2019. At December 31, 2020, we had no borrowings under the facility and an available borrowing capacity of $500 million. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.
Our total debt declined from $284.0 million at December 31, 2019, to $113.2 million at December 31, 2020. Our leverage, as measured by the ratio of total debt to total capitalization, calculated excluding operating lease liabilities, was 5.8 percent at the end of 2020, compared with 14.6 percent at the end of 2019.
Our U.S. pension plan continues to meet all funding requirements under ERISA regulations. We were not required to make a contribution to our pension plan in 2020. We forecast that we will not be required to make a contribution to the plan in 2021, and we do not plan to make any voluntary contributions in 2021. For further information on our pension plans, see Note 13 of Notes to Consolidated Financial Statements.

In the second quarter of 2019, our Board of Directors approved adding 3,000,000 shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, our common stock may be purchased through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors, which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. Due to the uncertainty surrounding the impact of the global COVID-19 pandemic, we suspended our share repurchases on March 18, 2020. During 2020, we repurchased 1,348,391 shares of our stock at a total cost of $56.7 million. At December 31, 2020, we had 1,613,824 million shares remaining on the board share repurchase authority. On January 27, 2021, the Board of Directors approved adding 7,000,000 shares of common stock to the existing discretionary share repurchase authority. Including the additional shares, we have approximately 8.6 million shares available for repurchase. We currently intend to spend approximately $400 million to repurchase common stock in 2021 through a combination of 10b5-1 plans and open market purchases.
We have paid dividends for 81 consecutive years with annual amounts increasing each of the last 29 years. We paid dividends of $0.98 per share in 2020 compared with $0.90 per share in 2019. We increased our dividend by eight percent in the fourth quarter of 2020, and the five-year compound annual growth rate of our dividend payment is approximately 22 percent.
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
Goodwill and Indefinite-lived Intangible Assets
In conformity with U.S. Generally Accepted Accounting Principles (GAAP), goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. We perform impairment reviews for our reporting units using a fair-value method based on management’s judgments and assumptions. The fair value represents the estimated amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. We are subject to financial statement risk to the extent that goodwill and indefinite-lived intangible assets become impaired. Any impairment review is, by its nature, highly judgmental as estimates of future sales, earnings and cash flows are utilized to determine fair values. However, we believe that we conduct thorough and competent annual valuations of goodwill and indefinite-lived intangible assets and that there has been no impairment in goodwill or indefinite-lived assets in 2020.
Product warranty
Our products carry warranties that generally range from one to ten years and are based on terms that are generally accepted in the market. We provide for the estimated cost of product warranty at the time of sale. The product warranty provision is estimated based upon warranty loss experience using actual historical failure rates and estimated costs of product replacement. The variables used in the calculation of the provision are reviewed at least annually. At times, warranty issues may arise which are beyond the scope of our historical experience. We provide for any such warranty issues as they become known and estimable. While our warranty costs have historically been within calculated estimates, it is possible that future warranty costs could differ significantly from those estimates. The allocation of the warranty liability between current and long-term is based on the expected warranty liability to be paid in the next year as determined by historical product failure rates. At December 31, 2020 and 2019, our reserve for product warranties was $142.3 million and $134.3 million, respectively.
Product liability
Due to the nature of our products, we are subject to product liability claims in the normal course of business. We maintain insurance to reduce our risk. Most insurance coverage includes self-insured retentions that vary by year. In 2020, we maintained a self-insured retention of $7.5 million per occurrence with an aggregate insurance limit of $125.0 million.
We establish product liability reserves for our self-insured retention portion of any known outstanding matters based on the likelihood of loss and our ability to reasonably estimate such loss. There is inherent uncertainty as to the eventual resolution of unsettled matters due to the unpredictable nature of litigation. We make estimates based on available information and our best judgment after consultation with appropriate advisors and experts. We periodically revise estimates based upon changes to facts or circumstances. We also utilize an actuary to calculate reserves required for estimated incurred but not reported claims as well as to estimate the effect of adverse development of claims over time. At December 31, 2020 and 2019, our reserve for product liability was $35.3 million and $33.1 million, respectively.
Pensions
We have significant pension benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumption for the expected return on plan assets was 6.75 and 7.15 percent in 2020 and 2019, respectively. The discount rate used to determine net periodic pension costs decreased to 3.18 percent in 2020 from 4.32 percent in 2019. For 2021, our expected return on plan assets is 6.25 percent and our discount rate is 2.44 percent.
In developing our expected return on plan assets, we evaluate our pension plan’s current and target asset allocation, the expected long-term rates of return of equity and bond indices and the actual historical returns of our pension plan. Our plan’s target allocation to equity managers is approximately 30 to 60 percent, with the remainder allocated primarily to bond managers, private equity managers and real estate managers. Our actual asset allocation as of December 31, 2020, was 44 percent to equity managers, 46 percent to bond managers, nine percent to real estate managers, and one percent to private equity managers. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. Our pension plan’s historical ten-year and 25-year compounded annualized returns are 9.3 percent and 8.7 percent, respectively. We believe that with our target allocation and the expected long-term returns of equity and bond indices as well as our actual historical returns, our 6.25 percent expected return on plan assets for 2021 is reasonable.
The discount rate assumptions used to determine future pension obligations at December 31, 2020 and 2019 were based on the Aon AA Only Above Median yield curve, which was designed by Aon to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The AA Only Above Median yield curve represents a series of annual discount rates from bonds with AA minimum average rating as rated by Moody’s Investor Service, Standard & Poor’s and Fitch Ratings. We will continue to evaluate our actuarial assumptions at least annually, and we will adjust the assumptions as necessary.
We recognized pension income of $5.1 million, $6.2 million, and $8.7 million in 2020, 2019, and 2018, respectively.
We made changes to our pension plan including closing the plan to new entrants effective January 1, 2010, and the sunset of our plan for the majority of our employees on December 31, 2014. Lowering the expected return on plan assets by 25 basis points would decrease our net pension income for 2020 by approximately $1.9 million. Lowering the discount rate by 25 basis points would increase our 2020 net pension income by approximately $0.4 million.
As part of our strategy to de-risk our defined benefit pension plan, the qualified defined benefit pension plan purchased a group annuity contract whereby an unrelated insurance company assumed a $23 million and $31 million obligation to pay and administer future annuity payments for certain retirees and beneficiaries in 2020 and 2019, respectively.

Non-GAAP Measures
We provide non-GAAP measures (adjusted earnings, adjusted earnings per share (EPS) and adjusted segment earnings) that exclude severance, restructuring and impairment expenses in 2020 and 2018.
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
A. O. SMITH CORPORATION
Adjusted Earnings and Adjusted EPS
(dollars in millions, except per share data)
(unaudited)
The following is a reconciliation of net earnings and diluted earnings per share (EPS) to adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP):

	Years ended December 31,
	2020	2019	2018
Net Earnings (GAAP)	$344.9	$370.0	$444.2
Severance, restructuring and impairment expenses, before tax (1)(2)(3)	7.7	—	6.7
Tax effect of severance, restructuring and impairment expenses	(1.4)	—	(1.7)
Adjusted Earnings	$351.2	$370.0	$449.2
Diluted EPS (GAAP)	$2.12	$2.22	$2.58
Severance, restructuring and impairment expenses per diluted share(1)(2)(3)	0.05	—	0.04
Tax effect of severance, restructuring and impairment expenses per diluted share	(0.01)	—	(0.01)
Adjusted EPS	$2.16	$2.22	$2.61
The following is a reconciliation of reported segment earnings to adjusted segment earnings (non-GAAP):

	Years ended December 31,
	2020	2019	2018
Segment Earnings (GAAP)
North America	$503.5	$488.9	$464.1
Rest of World	—	40.2	149.3
Inter-Segment earnings eliminations	(0.3)	—	—
Total Segment Earnings (GAAP)	$503.2	$529.1	$613.4
Adjustments
North America(1) (2)	$2.7	$—	$6.7
Rest of World(3)	5.0	—	—
Inter-Segment earnings eliminations	—	—	—
Total Adjustments	$7.7	$—	$6.7
Adjusted Segment Earnings
North America	$506.2	$488.9	$470.8
Rest of World	5.0	40.2	149.3
Inter-Segment earnings eliminations	(0.3)	—	—
Total Adjusted Segment Earnings	$510.9	$529.1	$620.1
(1)In 2020, we recognized $2.7 million of severance and restructuring expenses in connection with our alignment of the business to current market conditions. For additional information, see Note 5 of Notes to Consolidated Financial Statements.
(2)In 2018, we recognized $6.7 million of restructuring and impairment expenses in connection with the move of manufacturing operations from our Renton, Washington facility to other U.S. facilities. For additional information, see Note 5 of Notes to Consolidated Financial Statements.
(3)In 2020, we recognized $5.0 million of severance and restructuring expenses in connection with our alignment of the business to current market conditions. For additional information, see Note 5 of Notes to Consolidated Financial Statements.

Outlook
We expect our consolidated sales to increase approximately ten percent in 2021. We believe the Chinese economy will improve in 2021 and expect that sales in China will increase by 20 to 21 percent in U.S. dollar terms and 14 to 15 percent in local currency terms. We expect to achieve full-year earnings of between $2.40 and $2.50 per share. Our 2021 guidance excludes the potential impacts from future acquisitions and assumes that the conditions of our business environment and that of our suppliers and customers are similar for the remainder of the year to what we have experienced in recent months and do not deteriorate as a result of further restrictions or shutdowns due to the COVID-19 pandemic.
OTHER MATTERS
Environmental
Our operations are governed by a number of federal, foreign, state, local and environmental laws concerning the generation and management of hazardous materials, the discharge of pollutants into the environment and remediation of sites owned by the company or third parties. We have expended financial and managerial resources complying with such laws. Expenditures related to environmental matters were not material in 2020 and we do not expect them to be material in any single year. We have reserves associated with environmental obligations at various facilities and we believe these reserves together with available insurance coverage are sufficient to cover reasonably anticipated remediation costs. Although we believe that our operations are substantially in compliance with such laws and maintain procedures designed to maintain compliance, there are no assurances that substantial additional costs for compliance will not be incurred in the future. However, since the same laws govern our competitors, we should not be placed at a competitive disadvantage.
Risk Management
Our Enterprise Risk Management (ERM) process seeks to identify and address significant and material risks. Our ERM process assesses, manages, and monitors risks consistent with the integrated risk framework in the Enterprise Risk Management - Integrated Framework (2017) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We believe that risk-taking is an inherent aspect of the pursuit of our strategy. Our goal is to manage risks prudently rather than avoid risks. We can mitigate risks and their impact on the Company only to a limited extent.
A team of senior executives prioritizes identified risks and assigns an executive to address each major identified risk area and lead action plans to manage risks. Our Board of Directors provides oversight of the ERM process and reviews significant identified risks. The Audit Committee of the Board of Directors also reviews significant financial risk exposures and the steps management has taken to monitor and manage them. Our other Board committees also play a role in risk management, as set forth in their respective charters.
Our goal is to proactively manage risks using a structured approach in conjunction with strategic planning, with the intent to preserve and enhance shareholder value. However, the risks set forth Item 1A - Risk Factors and elsewhere in this Annual Report on Form 10-K and other risks and uncertainties could adversely affect us and cause our results to vary materially from recent results or from our anticipated future results.
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
We enter into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. At December 31, 2020, we had net foreign currency contracts outstanding with notional values of $229.9 million. Assuming a hypothetical ten percent movement in the respective currencies, the potential foreign exchange gain or loss associated with the change in exchange rates would amount to $23.0 million. However, gains and losses from our forward contracts will be offset by gains and losses in the underlying transactions being hedged.
Forward-Looking Statements
This filing contains statements that the Company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “continue,” “guidance” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: negative impacts to the Company's businesses, including demand for its products, particularly commercial products, operations and work-force dislocation and disruption, supply chain disruption and liquidity as a result of the severity and duration of the COVID-19 pandemic; a failure to recover or a further weakening of the Chinese economy and/or a failure to recover or a further decline in the growth rate of consumer spending or housing sales in China; negative impact to the Company’s businesses from international tariffs and trade disputes; potential further weakening in the high-efficiency boiler segment in the U.S.; significant volatility in raw material availability and prices; inability of the Company to implement or maintain pricing actions; a failure to recover or further weakening in U.S. residential or commercial construction or instability in the Company’s replacement markets; foreign currency fluctuations; the Company’s inability to successfully integrate or achieve its strategic objectives resulting from acquisitions; competitive pressures on the Company’s businesses; the impact of potential information technology or data security breaches; changes in government regulations or regulatory requirements; and adverse developments in general economic, political and business conditions in key regions of the world. Forward-looking statements included in this filing are made only as of the date of this filing, and the Company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the Company, or persons acting on its behalf, are qualified entirely by these cautionary statements.
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Market Risk” above.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
A. O. Smith Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of A. O. Smith Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Product Warranty Liability Valuation

Description of the Matter
At December 31, 2020, the Company’s product warranty liability was $142.3 million. As discussed in Note 1 of the consolidated financial statements, the Company records a liability for the expected cost of warranty-related claims at the time of sale. The product warranty liability is estimated based upon warranty loss experience using actual historical failure rates and estimated cost of product replacement. Products generally carry warranties from one to ten years. The Company performs separate warranty calculations based on the product type and the warranty term and aggregates them.

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

/s/ Ernst & Young LLP
We have served as A. O. Smith Corporation’s auditor since 1917.
Milwaukee, Wisconsin
February 12, 2021

CONSOLIDATED BALANCE SHEETS

December 31 (dollars in millions)
	2020	2019
Assets
Current Assets
Cash and cash equivalents	$573.1	$374.0
Marketable securities	116.5	177.4
Receivables	585.0	589.5
Inventories	300.1	303.0
Other current assets	43.3	56.5
Total Current Assets	1,618.0	1,500.4
Net property, plant and equipment	541.3	545.4
Goodwill	546.8	546.0
Other intangibles	323.9	338.4
Operating lease assets	41.6	46.9
Other assets	89.1	80.9
Total Assets	$3,160.7	$3,058.0
Liabilities
Current Liabilities
Trade payables	$595.2	$509.6
Accrued payroll and benefits	74.6	64.6
Accrued liabilities	161.9	143.7
Product warranties	47.8	41.8
Long-term debt due within one year	6.8	6.8
Total Current Liabilities	886.3	766.5
Long-term debt	106.4	277.2
Product warranties	94.5	92.4
Pension liabilities	13.6	27.8
Long-term operating lease liabilities	34.4	38.7
Other liabilities	177.2	188.6
Total Liabilities	1,312.4	1,391.2
Commitments and contingencies	—	—
Stockholders’ Equity
Preferred Stock	—	—
Class A Common Stock (shares issued 26,168,513 and 26,180,885)	130.8	130.9
Common Stock (shares issued 164,539,081 and 164,526,709)	164.6	164.5
Capital in excess of par value	520.4	509.0
Retained earnings	2,509.6	2,323.4
Accumulated other comprehensive loss	(321.2)	(348.3)
Treasury stock at cost	(1,155.9)	(1,112.7)
Total Stockholders’ Equity	1,848.3	1,666.8
Total Liabilities and Stockholders’ Equity	$3,160.7	$3,058.0
See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF EARNINGS

Years ended December 31 (dollars in millions, except per share amounts)
	2020	2019	2018
Net sales	$2,895.3	$2,992.7	$3,187.9
Cost of products sold	1,787.1	1,812.0	1,882.4
Gross profit	1,108.2	1,180.7	1,305.5
Selling, general and administrative expenses	660.3	715.6	753.8
Severance, restructuring and impairment expenses	7.7	—	6.7
Interest expense	7.3	11.0	8.4
Other income - net	(11.0)	(18.0)	(21.2)
Earnings before provision for income taxes	443.9	472.1	557.8
Provision for income taxes	99.0	102.1	113.6
Net Earnings	$344.9	$370.0	$444.2
Net Earnings Per Share of Common Stock	$2.13	$2.24	$2.60
Diluted Net Earnings Per Share of Common Stock	$2.12	$2.22	$2.58
CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

Years ended December 31 (dollars in millions)
	2020	2019	2018
Net Earnings	$344.9	$370.0	$444.2
Other comprehensive earnings (loss)
Foreign currency translation adjustments	18.1	(1.3)	(38.4)
Unrealized net gain on cash flow derivative instruments, less related income tax provision of $(0.1) in 2020, $(0.3) in 2019 and $(0.1) in 2018	0.4	0.9	0.2
Change in pension liability less related income tax (provision) benefit of $(2.8) in 2020, $(1.0) in 2019 and $4.3 in 2018	8.6	2.9	(13.1)
Comprehensive Earnings	$372.0	$372.5	$392.9
See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended December 31 (dollars in millions)
	2020	2019	2018
Operating Activities
Net earnings	$344.9	$370.0	$444.2
Adjustments to reconcile earnings to cash provided by (used in) operating activities:
Depreciation and amortization	80.0	78.3	71.9
Stock based compensation expense	12.7	13.3	10.1
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	130.4	32.6	(40.0)
Noncurrent assets and liabilities	(5.9)	(38.0)	(37.3)
Cash Provided by Operating Activities	562.1	456.2	448.9
Investing Activities
Acquisition of business	—	(107.0)	—
Investments in marketable securities	(157.4)	(272.7)	(523.4)
Proceeds from sales of marketable securities	226.0	478.0	595.9
Capital expenditures	(56.8)	(64.4)	(85.2)
Cash Provided by (Used in) Investing Activities	11.8	33.9	(12.7)
Financing Activities
Long-term debt (repaid) incurred	(170.8)	62.6	(189.0)
Common stock repurchases	(56.7)	(287.7)	(202.6)
Net proceeds (payments) from stock option activity	11.4	(0.5)	0.9
Payment of contingent consideration	—	(1.0)	(2.3)
Dividends paid	(158.7)	(149.2)	(130.1)
Cash Used in Financing Activities	(374.8)	(375.8)	(523.1)
Net increase (decrease) in cash and cash equivalents	199.1	114.3	(86.9)
Cash and cash equivalents-beginning of year	374.0	259.7	346.6
Cash and Cash Equivalents-End of Year	$573.1	$374.0	$259.7
See accompanying notes, which are an integral part of these statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended December 31 (dollars in millions)
	2020	2019	2018
Class A Common Stock
Balance at the beginning of the year	$130.9	$131.0	$131.2
Conversion of Class A Common Stock	(0.1)	(0.1)	(0.2)
Balance at the end of the year	$130.8	$130.9	$131.0
Common Stock
Balance at the beginning of the year	$164.5	$164.5	$164.5
Conversion of Class A Common Stock	0.1	—	—
Balance at the end of the year	$164.6	$164.5	$164.5
Capital in Excess of Par Value
Balance at the beginning of the year	$509.0	$496.7	$486.5
Conversion of Class A Common Stock	0.1	0.1	0.2
Issuance of share units	(6.7)	(6.2)	(6.0)
Vesting of share units	(1.8)	(2.2)	(2.4)
Stock based compensation expense	12.4	12.9	10.1
Exercises of stock options	0.1	0.7	1.4
Stock incentives	7.3	7.0	6.9
Balance at the end of the year	$520.4	$509.0	$496.7
Retained Earnings
Balance at the beginning of the year	$2,323.4	$2,102.8	$1,788.7
Net earnings	344.9	370.0	444.2
Cash dividends on stock	(158.7)	(149.4)	(130.1)
Balance at the end of the year	$2,509.6	$2,323.4	$2,102.8
Accumulated Other Comprehensive Loss
Balance at the beginning of the year	$(348.3)	$(350.8)	$(299.5)
Foreign currency translation adjustments	18.1	(1.3)	(38.4)
Unrealized net gain on cash flow derivative instruments, less related income tax provision of $(0.1) in 2020 $(0.3) in 2019 and $(0.1) in 2018	0.4	0.9	0.2
Change in pension liability less related income tax benefit (provision) of $(2.8) in 2020, $(1.0) in 2019 and $4.3 in 2018	8.6	2.9	(13.1)
Balance at the end of the year	$(321.2)	$(348.3)	$(350.8)
Treasury Stock
Balance at the beginning of the year	$(1,112.7)	$(827.2)	$(626.5)
Exercise of stock options, net of 35,467, 87,918 and 54,180 shares surrendered as proceeds and to pay taxes in 2020, 2019 and 2018, respectively	11.3	(0.2)	(0.7)
Stock incentives and directors’ compensation	0.4	0.2	0.1
Shares repurchased	(56.7)	(287.7)	(202.6)
Vesting of share units	1.8	2.2	2.5
Balance at the end of the year	$(1,155.9)	$(1,112.7)	$(827.2)
Total Stockholders’ Equity	$1,848.3	$1,666.8	$1,717.0
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
Fair value of financial instruments. The carrying amounts of cash, cash equivalents, marketable securities, receivables, floating rate debt and trade payables approximated fair value as of December 31, 2020 and 2019, due to the short maturities or frequent rate resets of these instruments. The fair value of term notes with insurance companies was approximately $123.3 million as of December 31, 2020 compared with the carrying amount of $113.2 million for the same date. The fair value of term notes with insurance companies was approximately $122.1 million as of December 31, 2019 compared with the carrying amount of $120.0 million.
Foreign currency translation. For all subsidiaries outside the U.S., with the exception of its Barbados, Hong Kong and Mexican companies and its non-operating companies in the Netherlands, the Company uses the local currency as the functional currency. For those operations using a functional currency other than the U.S. dollar, assets and liabilities were translated into U.S. dollars at year-end exchange rates, and revenues and expenses were translated at weighted-average exchange rates. The resulting translation adjustments were recorded as a separate component of stockholders’ equity. The Barbados, Hong Kong, Mexican and Netherlands companies use the U.S. dollar as the functional currency. Gains and losses from foreign currency transactions were included in net earnings and were not significant in 2020, 2019, or 2018.
Cash and cash equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Marketable securities. The Company considers all highly liquid investments with maturities greater than 90 days when purchased to be marketable securities. At December 31, 2020, the Company’s marketable securities consisted of bank time deposits with original maturities ranging from 180 days to 12 months and were primarily located at investment grade rated banks in China.
Inventory valuation. Inventories are carried at lower of cost and net realizable value. Cost is determined on the last-in, first-out (LIFO) method for a majority of the Company’s domestic inventories, which comprised 67 percent and 65 percent of the Company’s total inventory at December 31, 2020 and 2019, respectively. Inventories of foreign subsidiaries, the remaining domestic inventories and supplies were determined using the first-in, first-out (FIFO) method.
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
Product warranties. The Company’s products carry warranties that generally range from one to ten years and are based on terms that are consistent with the market. The Company records a liability for the expected cost of warranty-related claims at the time of sale and is estimated based on the warranty period, product type and loss experience using actual historical failure

1. Organization and Significant Accounting Policies (continued)
rates and estimated costs of product replacement. The variables used in the calculation of the provision are reviewed by the Company at least annually. At times, warranty issues may arise which are beyond the scope of the Company’s historical experience. The Company provides for any such warranty issues as they become known and estimable. The allocation of the warranty liability between current and long-term is based on expected warranty claims to be paid in the next year as determined by historical product failure rates.
The following table presents the Company’s product warranty liability activity in 2020 and 2019:

Years ended December 31 (dollars in millions)	2020	2019
Balance at beginning of year	$134.3	$139.4
Expense	56.1	44.3
Claims settled	(48.1)	(49.4)
Balance at end of year	$142.3	$134.3
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
Assets measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	December 31, 2020	December 31, 2019
Quoted prices in active markets for identical assets (Level 1)	$116.5	$177.4
Significant other observable inputs (Level 2)	(4.3)	6.9
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
Advertising. The majority of advertising costs are charged to operations as incurred and totaled $97.0 million, $110.7 million and $132.1 million during 2020, 2019 and 2018, respectively. Included in total advertising costs are expenses associated with store displays for water heater, water treatment and air purification products in China that are amortized over 12 to 36 months which totaled $27.0 million, $28.5 million and $38.7 million during 2020, 2019 and 2018, respectively.
Research and development. Research and development costs are charged to operations as incurred and amounted to $80.7 million, $87.9 million and $94.0 million during 2020, 2019 and 2018, respectively.
Environmental costs. The Company accrues for costs associated with environmental obligations when such costs are probable and reasonably estimable. Costs of estimated future expenditures are not discounted to their present value.

1. Organization and Significant Accounting Policies (continued)
Recoveries of environmental costs from other parties are recorded as assets when their receipt is considered probable. The accruals are adjusted as facts and circumstances change.
Stock-based compensation. Compensation cost is recognized using the straight-line method over the vesting period of the award and forfeitures are recognized as they occur. In accordance with amended ASC 718, the Company recognized $4.2 million, $2.3 million, and $2.4 million of discrete income tax benefits on settled stock based compensation awards during 2020, 2019, and 2018 respectively.
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

	2020	2019	2018
Denominator for basic earnings per share - weighted-average shares outstanding	161,530,589	165,450,441	170,589,345
Effect of dilutive stock options, restricted stock and share units	1,073,560	1,260,456	1,604,695
Denominator for diluted earnings per share	162,604,149	166,710,897	172,194,040
Recent Accounting Pronouncements.
In December 2019, the Financial Accounting Standards Board (FASB) amended Accounting Standards Codification (ASC) 740, Income Taxes (issued under Accounting Standards Update (ASU) 2019-12, “Simplifying the Accounting for Income Taxes”). This amendment removes certain exceptions to the general principles of ASC 740, and clarifies and amends existing guidance to improve consistent application. The amendment requires adoption on January 1, 2021. The Company does not expect that the adoption of ASU 2019-12 will have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.
In January 2017, the FASB amended ASC 350, Intangibles – Goodwill and Other (issued under ASU 2017-4, “Simplifying the Test for Goodwill Impairment”). This amendment simplifies the test for goodwill impairment by only requiring an entity to perform an annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount that the carrying amount exceeds the reporting unit’s fair value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted the amendment on January 1, 2020 and the adoption did not have an impact on its consolidated balance sheets, statements of earnings or statements of cash flows.
In June 2016, the FASB issued ASC 326, Financial Instruments – Credit Losses (issued under ASU 2016-13) which modifies the measurement of expected credit losses on certain financial instruments. The Company adopted ASU 2016-13 on January 1, 2020 and the adoption did not have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.
2. Revenue Recognition
Substantially all of the Company’s sales are from contracts with customers for the purchase of its products. Contracts and customer purchase orders are used to determine the existence of a sales contract. Shipping documents are used to verify shipment. For substantially all of its products, the Company transfers control of products to the customer at the point in time when title and risk are passed to the customer, which generally occurs upon shipment of the product. Each unit sold is considered an independent, unbundled performance obligation. The Company’s sales arrangements do not include other

2. Revenue Recognition (continued)
performance obligations that are material in the context of the contract. The nature, timing and amount of revenue for a respective performance obligation are consistent for each customer. The Company measures the sales transaction price based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Sales and value added taxes are excluded from the measurement of transaction price. The Company’s payment terms for the majority of its customers are 30 to 90 days from shipment.
Additionally, certain customers in China pay the Company prior to the shipment of products resulting in a customer deposits liability of $90.0 million and $49.6 million at December 31, 2020 and December 31, 2019, respectively. Customer deposit liabilities are short-term in nature and are recognized into revenue within one year of receipt. The Company assesses the collectability of customer receivables based on the creditworthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for doubtful accounts, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors including forward-looking information when establishing adequate allowances for doubtful accounts, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. The Company’s allowance for doubtful accounts was $5.6 million at December 31, 2020 and $6.7 million at December 31, 2019.
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
As each segment manufactures and markets products in its respective region of the world, the Company has determined that geography is the primary factor in reporting its sales. The Company further disaggregates its North America segment sales by major product line as each of North America’s major product lines is sold through distinct distribution channels and these product lines may be impacted differently by certain economic factors. Within the Rest of World segment, particularly in China and India, the Company’s major customers purchase across the Company’s product lines, utilizing the same distribution channels regardless of product type. In addition, the impact of economic factors is unlikely to be differentiated by product line in the Rest of World segment.
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
Water treatment products The Company’s water treatment products range from point-of-entry water softeners, solutions for problem well water, and whole-home water filtration products to on-the-go filtration bottles and point-of-use carbon and reverse osmosis products. Typical applications for the Company’s water treatment products include residences, restaurants, hotels and offices. The Company sells water treatment products through its retail and wholesale distribution channels, similar

2. Revenue Recognition (continued)
to water heater products and related parts. The Company’s water treatment products are also sold through independent water quality dealers as well as directly to consumers including through internet sales channels. A portion of the Company’s sales of water treatment products in the North America segment is comprised of replacement filters.
The following table disaggregates the Company’s net sales by segment. As described above, the Company’s North America segment sales are further disaggregated by major product line. In addition, the Company’s Rest of World segment sales are disaggregated by China and all other Rest of World.

Years ended December 31 (dollars in millions)	2020	2019	2018
North America
Water heaters and related parts	$1,753.9	$1,742.6	$1,757.0
Boilers and related parts	187.2	199.5	200.4
Water treatment products(1)	177.2	141.4	87.3
Total North America	2,118.3	2,083.5	2,044.7
Rest of World
China	$701.0	$827.2	$1,070.4
All other Rest of World	99.3	108.6	103.2
Total Rest of World	800.3	935.8	1,173.6
Inter-segment sales	(23.3)	(26.6)	(30.4)
Total Net Sales	$2,895.3	$2,992.7	$3,187.9
(1)Includes the results of Water-Right, Inc. and its affiliated entities (Water-Right) from April 8, 2019, the date of acquisition.
3. Acquisition
On April 8, 2019, the Company acquired 100 percent of the shares of Water-Right, a Wisconsin-based water treatment company. With the addition of Water-Right, the Company grew its North America water treatment platform. Water-Right is included in the Company’s North America segment.
The Company paid an aggregate cash purchase price of $107.0 million, net of cash acquired. In addition, the Company established a $4.0 million escrow to satisfy any potential obligations of the former owners of Water-Right, should they arise. During 2020, the Company released $3.9 million of the escrow to the previous owners of Water-Right. The remaining balance of $0.1 million is scheduled to be disbursed in the second quarter of 2021.
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

4. Leases
The Company’s lease portfolio consists of operating leases for buildings and equipment, such as forklifts and copiers, primarily in the United States and China. The Company defines a lease as a contract that gives the Company the right to control the use of a physical asset for a stated term. The Company pays the lessor for that right, with a series of payments defined in the contract and a corresponding right of use operating lease asset and liability are recorded. The Company has elected not to record leases with an initial term of 12 months or less on its consolidated balance sheet. To determine balance sheet amounts, required legal payments are discounted using the Company’s incremental borrowing rate as of the inception of the lease. The incremental borrowing rate is the rate of interest that the Company would incur if it were to borrow, on a collateralized basis, an amount equal to the value of the leased item over a similar term, in a similar economic environment. Variable lease components not based on an index or rate are excluded from the measurement of the lease asset and liability and expensed as incurred for all asset classes.
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
Supplemental balance sheet information related to leases is as follows:

(dollars in millions)	December 31, 2020	December 31, 2019
Liabilities
Short term: Accrued liabilities	$11.1	$12.0
Long term: Operating lease liabilities	34.4	38.7
Total operating lease liabilities	$45.5	$50.7
Less: Rent incentives and deferrals	(3.9)	(3.8)
Assets
Operating lease assets	$41.6	$46.9

Lease Term and Discount Rate	December 31, 2020
Weighted-average remaining lease term	10 years
Weighted-average discount rate	3.49%
The components of lease expense were as follows:

(dollars in millions)
Lease Expense(1)	Classification	Year ended December 31, 2020	Year ended December 31, 2019
Operating lease expense	Cost of products sold	$3.1	$3.0
	Selling, general and administrative expenses	16.0	17.6
(1)Includes short-term lease expense of $1.8 million for the year ended December 31, 2020. Includes variable lease cost of $1.6 million for the year ended December 31, 2020. Includes short-term lease expense of $2.0 million for the year ended December 31, 2019. Includes variable lease cost of $2.1 million for the year ended December 31, 2019.
Rent expense, including payments under operating leases was $24.0 million in 2018.

4. Leases (continued)
Maturities of lease liabilities were as follows:

(dollars in millions)	December 31, 2020
2021	$12.4
2022	10.2
2023	5.6
2024	4.6
2025	2.9
After 2025	21.0
Total lease payments	56.7
Less: imputed interest	(11.2)
Present value of operating lease liabilities	$45.5
5. Severance, Restructuring and Impairment Expenses
To align its business to current market conditions, the Company recognized $7.7 million of pre-tax severance and restructuring expenses during the year ended December 31, 2020. These expenses were comprised of $6.8 million severance costs and $0.9 million of other restructuring expenses, as well as a corresponding $1.4 million tax benefit. Of the $7.7 million expense recognized during the year ended December 31, 2020, $2.7 million was related to the North America segment and $5.0 million was related to the Rest of World segment. The Company’s severance and restructuring actions were completed in 2020.
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
The following table presents an analysis of the Company’s restructuring reserve for the years ended December 31, 2020, 2019, and 2018:

(dollars in millions)	Severance Costs	Restructuring Expenses	Fixed Assets Impairment	Total
Balance at January 1, 2018	$—	$—	$—	$—
Charges	4.0	2.1	0.6	6.7
Cash payments and disposals	(3.8)	(0.8)	(0.6)	(5.2)
Balance at December 31, 2018	0.2	1.3	—	1.5
Cash payments and disposals	(0.2)	(0.8)	—	(1.0)
Balance at December 31, 2019	—	0.5	—	0.5
Charges	6.8	0.9	—	7.7
Cash payments and disposals	(5.1)	(1.4)	—	(6.5)
Balance at December 31, 2020	$1.7	$—	$—	$1.7

6. Statement of Cash Flows
Supplemental cash flow information is as follows:

Years ended December 31 (dollars in millions)	2020	2019	2018
Net change in current assets and liabilities, net of acquisitions:
Receivables	$4.5	$62.4	$(54.6)
Inventories	2.9	6.3	(7.7)
Other current assets	4.7	(4.8)	10.0
Trade payables	85.6	(35.4)	8.8
Accrued liabilities, including payroll and benefits	29.3	14.2	(3.5)
Income taxes	3.4	(10.1)	7.0
	$130.4	$32.6	$(40.0)
7. Inventories

December 31 (dollars in millions)	2020	2019
Finished products	$143.4	$136.8
Work in process	21.8	21.7
Raw materials	159.2	168.3
Inventories, at FIFO cost	324.4	326.8
LIFO reserve	(24.3)	(23.8)
	$300.1	$303.0
The Company recognized after-tax LIFO income of $(0.2) million, $(0.7) million and $(0.4) million in 2020, 2019 and 2018, respectively.
8. Property, Plant and Equipment

December 31 (dollars in millions)	2020	2019
Land	$11.6	$11.6
Buildings	349.2	334.1
Equipment	729.7	686.9
Software	132.1	124.3
	1,222.6	1,156.9
Accumulated depreciation and amortization	(681.3)	(611.5)
	$541.3	$545.4
9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill during the years ended December 31, 2020 and 2019 consisted of the following:

(dollars in millions)	North America	Rest of World	Total
Balance at December 31, 2018	$453.9	$59.1	$513.0
Acquisition	31.0	—	31.0
Currency translation adjustment	2.0	—	2.0
Balance at December 31, 2019	486.9	59.1	546.0
Currency translation adjustment	0.8	—	0.8
Balance at December 31, 2020	$487.7	$59.1	$546.8

9. Goodwill and Other Intangible Assets (continued)
The carrying amount of other intangible assets consisted of the following:

	2020			2019
December 31 (dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Patents	$3.7	$(3.7)	$—	$3.7	$(3.5)	$0.2
Customer lists	278.0	(138.1)	139.9	278.0	(123.6)	154.4
Total amortizable intangible assets	281.7	(141.8)	139.9	281.7	(127.1)	154.6
Indefinite-lived intangible assets:
Trade names	184.0	—	184.0	183.8	—	183.8
Total intangible assets	$465.7	$(141.8)	$323.9	$465.5	$(127.1)	$338.4
Amortization expenses of other intangible assets of $14.5 million, $15.8 million, and $14.3 million were recorded in 2020, 2019 and 2018, respectively. In the future, excluding the impact of any future acquisitions, the Company expects amortization expense of approximately $12.2 million annually and the intangible assets will be amortized over a weighted-average period of 13 years.
The Company concluded that no goodwill impairment existed at the time of the annual impairment tests which were performed in the fourth quarters of 2020, 2019 and 2018. No impairments of other intangible assets were recorded in 2020, 2019 and 2018.
10. Debt

December 31 (dollars in millions)	2020	2019
Bank credit lines, average year-end interest rates of —% for 2020 and 2.4% for 2019	$—	$4.7
Revolving credit agreement borrowings, average year-end interest rates of —% for 2020 and 2.8% for 2019	—	85.0
Commercial paper, average year-end interest rates of —% for 2020 and 2.2% for 2019	—	74.3
Term notes with insurance companies, expiring 2029-2034, average year-end interest rates of 3.3% for 2020 and 3.3% for 2019	113.2	120.0
	113.2	284.0
Long-term debt due within one year	(6.8)	(6.8)
Long-term debt	$106.4	$277.2
In December 2016, the Company completed a $500 million multi-year multi-currency revolving credit agreement with a group of nine banks, which expires on December 15, 2021. The facility has an accordion provision which allows it to be increased up to $700 million if certain conditions (including lender approval) are satisfied. Borrowings under the Company’s bank credit lines and commercial paper borrowings are supported by the revolving credit agreement. As a result of the long-term nature of this facility, the commercial paper and credit line borrowings are classified as long-term debt at December 31, 2019. As of December 31, 2020 there were no commercial paper or credit line borrowings. At its option, the Company either maintains cash balances or pays fees for bank credit and services. The company has fixed-rate interest expense obligations of $22.2 million on outstanding debt as of December 31, 2020. Scheduled maturities of long-term debt within each of the five years subsequent to December 31, 2020 are as follows:

Years ending December 31 (dollars in millions)	Amount
2021	$6.8
2022	6.8
2023	10.0
2024	10.0
2025	10.0

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
There were 12,372 shares during 2020, 10,442 shares during 2019 and 48,232 shares during 2018, of Class A Common Stock converted into Common Stock. Regular dividends paid on the A. O. Smith Corporation Class A Common Stock and Common Stock amounted to $0.98, $0.90 and $0.76 per share in 2020, 2019 and 2018, respectively.
In the second quarter of 2019, the Company's Board of Directors approved adding three million shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by the Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that the Company may then have in effect. Due to the uncertainty surrounding the impact of the global COVID-19 pandemic, the Company suspended its share repurchases on March 18, 2020. In 2020, the Company repurchased 1,348,391 shares at an average price of $42.02 per share and at a total cost of $56.7 million. As of December 31, 2020, there were 1,613,824 shares remaining on the existing repurchase authorization. In 2019, the Company repurchased 6,113,038 shares at a cost of $287.7 million. In 2018, the Company repurchased 3,797,800 shares at a cost of $202.6 million.
At December 31, 2020, a total of 130,380 and 28,807,455 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock. At December 31, 2019, a total of 130,380 and 28,205,806 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

11. Stockholders’ Equity (continued)
Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)	Years ended December 31,
	2020	2019
Cumulative foreign currency translation
Balance at beginning of period	$(66.2)	$(64.9)
Other comprehensive gain (loss) before reclassifications	18.1	(1.3)
Balance at end of period	(48.1)	(66.2)
Unrealized net gain (loss) on cash flow derivatives
Balance at beginning of period	0.2	(0.7)
Other comprehensive gain (loss) before reclassifications	1.7	(0.3)
Realized (gains) losses on derivatives reclassified to cost of products sold (net of tax provision (benefit) of $0.4 and $(0.5) in 2020 and 2019, respectively)(1)	(1.3)	1.2
Balance at end of period	0.6	0.2
Pension liability
Balance at beginning of period	(282.3)	(285.2)
Other comprehensive (loss) before reclassifications	(6.3)	(9.5)
Amounts reclassified from accumulated other comprehensive loss(1)	14.9	12.4
Balance at end of period	(273.7)	(282.3)
Total accumulated other comprehensive loss, end of period	$(321.2)	$(348.3)
(1)Amounts reclassified from accumulated other comprehensive loss:

Realized (gains) loss on derivatives reclassified to cost of products sold	$(1.7)		$1.7
Tax provision (benefit)	0.4		(0.5)
Reclassification net of tax	$(1.3)		$1.2
Amortization of pension items:
Actuarial losses	$20.2	(2)	$16.8	(2)
Prior year service cost	(0.4)	(2)	(0.5)	(2)
	19.8		16.3
Tax benefit	(4.9)		(3.9)
Reclassification net of tax	$14.9		$12.4
(2)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 13 “Pensions and Other Post-retirement Benefits” for additional details.
12. Stock Based Compensation
The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the Plan) effective January 1, 2007. The Plan was most recently reapproved by stockholders on April 15, 2020. The Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options or share units at December 31, 2020, was 3,395,216 which includes 2,400,000 additional shares that were authorized on April 15, 2020 at the Company's annual meeting of stockholders. Upon stock option exercise or share unit vesting, shares are issued from treasury stock. Total stock based compensation expense recognized in 2020, 2019 and 2018 was $12.7 million, $13.3 million and $10.1 million, respectively.
Stock Options
The stock options granted in 2020, 2019 and 2018 have three year pro rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant. For active employees, all options granted in 2020, 2019 and 2018 expire ten years after the date of grant. The Company’s stock options are expensed ratably over the three year vesting period. Included in stock option expense for 2020, 2019 and 2018 was $6.2 million, $6.4 million and $4.4 million, respectively. Included in the stock option expense recognized in 2020, 2019 and 2018

12. Stock Based Compensation (continued)
is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.
Changes in options, all of which relate to the Company’s Common Stock, were as follows:

Years Ended December 31	2020		2019		2018
	Number of Options	Weighted Avg. Per Share Exercise Price	Number of Options	Weighted Avg. Per Share Exercise Price	Number of Options	Weighted Avg. Per Share Exercise Price
Number of shares under options:
Outstanding at beginning of year	2,728,350	$37.64	2,432,689	$33.05	2,263,126	$27.73
Granted	798,970	42.50	557,045	49.49	373,220	61.62
Exercised(1)	(662,215)	19.59	(249,840)	18.55	(176,302)	22.93
Forfeited	(79,451)	48.98	(11,544)	54.02	(27,355)	47.95
Outstanding at end of year(2)	2,785,654	43.01	2,728,350	37.64	2,432,689	33.05
Exercisable at end of year(3)	1,529,464	40.35	1,820,743	30.07	1,665,184	24.52
(1)The total intrinsic value of options exercised in 2020, 2019 and 2018 was $21.3 million, $7.7 million and $6.8 million, respectively.
(2)The weighted average remaining contractual life of options outstanding was 8 years at December 31, 2020, and 7 years at December 31, 2019, and December 31, 2018, respectively. The aggregate intrinsic value of options outstanding at December 31, 2020 was $35.3 million.
(3)The weighted average remaining contractual life of options exercisable was 6 years at December 31, 2020, December 31, 2019 and December 31, 2018. The aggregate intrinsic value of options exercisable at December 31, 2020 was $23.7 million.

	Number of Options	Weighted Avg. Per Share Exercise Price
Nonvested options at beginning of year	907,607	$52.82
Granted	798,970	42.50
Vested	(416,432)	53.20
Forfeited	(33,955)	49.06
Nonvested options at end of year	1,256,190	46.23
The weighted-average fair value per option at the date of grant during 2020, 2019 and 2018, using the Black-Scholes option-pricing model, was $8.17, $10.83 and $14.80, respectively. Assumptions were as follows:

	2020	2019	2018
Expected life (years)	5.7	5.5	5.7
Risk-free interest rate	1.5%	2.7%	2.9%
Dividend yield	2.1%	1.6%	1.0%
Expected volatility	23.7%	22.8%	22.1%
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

12. Stock Based Compensation (continued)
Restricted Stock and Share Units
Participants may also be awarded shares of restricted stock or share units under the Plan. Share units vest three years after the date of grant. The Company granted 174,420, 140,102 and 106,581 share units under the plan in 2020, 2019 and 2018, respectively.
The share units were valued at $7.4 million, $6.9 million and $6.6 million at the date of issuance in 2020, 2019 and 2018, respectively, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period; however, included in share unit expense was expense associated with accelerated vesting of share unit awards for certain employees who are retirement eligible or will become retirement eligible during the vesting period. Stock based compensation expense of $6.5 million, $6.9 million and $5.7 million was recognized in 2020, 2019 and 2018, respectively. Certain non-U.S.-based employees receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.
A summary of share unit activity under the plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2020	366,102	$49.92
Granted	174,420	42.64
Vested	(100,735)	49.21
Forfeited	(13,001)	51.25
Issued and unvested at December 31, 2020	426,786	46.99
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

	Pension Benefits				Post-retirement Benefits
Years ended December 31 (dollars in millions)	2020		2019		2020	2019
Accumulated benefit obligation (ABO) at December 31	$869.0		$868.7		N/A	N/A
Change in projected benefit obligations (PBO)
PBO at beginning of year	$(869.3)		$(833.8)		$(8.0)	$(7.0)
Service cost	(1.5)		(1.6)		—	(0.1)
Interest cost	(23.0)		(31.6)		(0.1)	(0.3)
Participant contributions	—		—		(0.1)	(0.1)
Plan amendments	—		—		2.0	—
Actuarial loss including assumption changes	(63.8)		(98.6)		(0.8)	(1.2)
Benefits paid	87.8		96.3		1.1	0.7
PBO at end of year	$(869.8)		$(869.3)		$(5.9)	$(8.0)
Change in fair value of plan assets
Plan assets at beginning of year	$832.4		$777.5		$—	$—
Actual return on plan assets	104.1		143.4		—	—
Contribution by the Company	10.1		7.8		0.5	0.5
Participant contributions	—		—		0.1	0.1
Benefits paid	(87.8)		(96.3)		(0.6)	(0.6)
Plan assets at end of year	$858.8		$832.4		$—	$—
Funded status	$(11.0)		$(36.9)		$(5.9)	$(8.0)
Amount recognized in the balance sheet
Noncurrent assets	$3.0		$—		$—	$—
Current liabilities	(0.6)		(9.3)		(0.5)	(0.5)
Non-current liabilities	(13.4)		(27.6)		(5.4)	(7.5)
Net pension liability at end of year	$(11.0)	*	$(36.9)	*	$(5.9)	$(8.0)
Amounts recognized in accumulated other comprehensive loss before tax
Net actuarial loss (gain)	$452.0		$463.1		$0.6	$(0.2)
Prior service cost	1.0		0.5		(3.3)	(1.8)
Total recognized in accumulated other comprehensive loss	$453.0		$463.6		$(2.7)	$(2.0)
*In addition, the Company has a liability for a foreign pension plan of $0.2 million at December 31, 2020 and 2019.
The actuarial loss in the current year for both the pension and post-retirement benefit plans was primarily due to the change in the discount rate.

13. Pension and Other Post-retirement Benefits (continued)

	Pension Benefits			Post-retirement Benefits
Years ended December 31 (dollars in millions)	2020	2019	2018	2020	2019	2018
Net periodic (benefit) cost
Service cost	$1.5	$1.6	$2.0	$—	$0.1	$0.1
Interest cost	23.0	31.6	28.9	0.1	0.3	0.3
Expected return on plan assets	(51.9)	(57.3)	(58.1)	—	—	—
Amortization of unrecognized:
Net actuarial loss	20.2	16.8	19.0	—	—	—
Prior service cost	(0.4)	(0.5)	(0.5)	(0.5)	(0.4)	(0.4)
Defined-benefit plan income	(7.6)	(7.8)	(8.7)	(0.4)	—	$—
Curtailment and other one-time charges	2.5	1.6	—	(0.5)	—	—
Various U.S. defined contribution plans cost	14.4	13.3	12.2	—	—	—
	$9.3	$7.1	$3.5	$(0.9)	$—	$—
Other changes in plan assets and projected benefit obligation recognized in other comprehensive loss
Net actuarial loss (gain)	$11.7	$12.6	$36.1	$0.8	$1.2	$(0.6)
Amortization of net actuarial loss	(22.8)	(18.4)	(19.0)	—	—	—
Prior service credit	—	—	—	(2.0)	—	—
Amortization of prior service cost	0.4	0.5	0.5	0.5	0.4	0.4
Total recognized in other comprehensive loss	(10.7)	(5.3)	17.6	(0.7)	1.6	(0.2)
Total recognized in net periodic (benefit) cost and other comprehensive loss	$(15.8)	$(11.5)	$8.9	$(1.6)	$1.6	$(0.2)
The 2020 and 2019 after tax adjustments for additional minimum pension liability resulted in other comprehensive gain of $8.6 million and $2.9 million, respectively.
Actuarial assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2020	2019	2020	2019
Discount rate	2.44%	3.18%	2.04%	3.40%
Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
Years ended December 31	2020	2019	2018	2020	2019	2018
Discount rate	3.18%	4.32%	3.65%	2.95%	4.45%	3.79%
Expected long-term return on plan assets	6.75%	7.15%	7.15%	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

13. Pension and Other Post-retirement Benefits (continued)
Assumed health care cost trend rates
Assumed health care cost trend rates as of December 31 are as follows:

	2020	2019
Health care cost trend rate assumed for next year	7.40%	7.70%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2029	2029
Plan Assets
The Company’s pension plan weighted asset allocations as of December 31 by asset category are as follows:

Asset Category	2020	2019
Equity securities	44%	42%
Debt securities	46	47
Real estate	9	10
Private equity	1	1
	100%	100%
The following tables present the fair value measurement of the Company’s plan assets as of December 31, 2020 and 2019 (dollars in millions):

		December 31, 2020
Asset Category	Total	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non- observable Inputs (Level 3)
Short-term investments	$13.7	$—	$13.7	$—
Equity securities
Common stocks	136.5	136.5	—	—
Commingled equity funds	132.0	—	132.0	—
Fixed income securities
U.S. Treasury securities	44.3	44.3	—	—
Other fixed income securities	229.1	—	229.1	—
Commingled fixed income funds	119.5	—	119.5	—
Options	(8.1)	—	(8.1)	—
Other types of investments
Mutual funds	105.6	—	105.6	—
Real estate funds	79.8	—	—	79.8
Private equity	4.9	—	—	4.9
Total fair value of plan asset investments	$857.3	$180.8	$591.8	$84.7
Non-investment plan assets	1.5
Total plan assets	$858.8

13. Pension and Other Post-retirement Benefits (continued)

		December 31, 2019
Asset Category	Total	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non- observable Inputs (Level 3)
Short-term investments	$14.6	$2.8	$11.8	$—
Equity securities
Common stocks	127.0	127.0	—	—
Commingled equity funds	113.4	—	113.4	—
Fixed income securities
U.S. Treasury securities	49.8	49.8	—	—
Other fixed income securities	225.1	—	225.1	—
Commingled fixed income funds	114.0	—	114.0	—
Options	(10.8)		(10.8)
Other types of investments
Mutual funds	104.9	—	104.9	—
Real estate funds	82.3	—	—	82.3
Private equity	8.6	—	—	8.6
Total fair value of plan asset investments	$828.9	$179.6	$558.4	$90.9
Non-investment plan assets	3.4
Total plan assets	$832.3
The short-term investments included in the Company’s plan assets consist of cash and cash equivalents. The fair value of the remaining categories of the Company’s plan assets are valued as follows: equity securities are valued using the closing stock price on a national securities exchange, which reflects the last reported sales price on the last business day of the year; fixed income securities are valued using institutional bond quotes, which are based on various market and industry inputs; mutual funds and real estate funds are valued using the net asset value of the fund, which is based on the fair value of the underlying securities; Options are valued using the closings market value on the last day of the year; and private equity investments are valued at the estimated fair value at the previous quarter end, which is based on the proportionate share of the underlying portfolio investments.
The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2020 and 2019 (dollars in millions):

	Real estate funds	Private equity	Total
Balance at December 31, 2018	$80.4	$13.2	$93.6
Actual return (loss) on plan assets:
Relating to assets still held at the reporting date	1.9	—	1.9
Relating to assets sold during the period	—	(1.4)	(1.4)
Purchases, sales and settlements	—	(3.2)	(3.2)
Balance at December 31, 2019	82.3	8.6	90.9
Actual (loss) return on plan assets:
Relating to assets still held at the reporting date	(2.5)	(2.2)	(4.7)
Relating to assets sold during the period	—	(0.1)	(0.1)
Purchases, sales and settlements	—	(1.4)	(1.4)
Balance at December 31, 2020	$79.8	$4.9	$84.7

13. Pension and Other Post-retirement Benefits (continued)
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
There was no Company stock included in plan assets at December 31, 2020.
Cash Flows
The Company was not required to and did not make any contributions in 2020. The Company is not required to make a contribution in 2021.
Estimated Future Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years ended December 31 (dollars in millions)	Pension Benefits	Post-retirement Benefits
2021	$56.7	$0.5
2022	56.6	0.5
2023	55.8	0.5
2024	54.8	0.5
2025	54.0	0.5
2026 – 2030	264.0	2.0
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

14. Derivative Instruments (continued)
The majority of the amounts in accumulated other comprehensive loss for cash flow hedges are expected to be reclassified into earnings within one year.
The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts that are designated as cash flow hedges:

December 31 (dollars in millions)	2020		2019
	Buy	Sell	Buy	Sell
British pound	$—	$1.0	$—	$1.3
Canadian dollar	—	79.7	—	49.7
Euro	32.7	—	36.0	—
Mexican peso	16.5	—	18.6	—
Total	$49.2	$80.7	$54.6	$51.0
Commodity Futures Contracts
In addition to entering into supply arrangements in the normal course of business, the Company also enters into futures contracts to fix the cost of certain raw material purchases, principally steel, with the objective of minimizing changes in cost due to market price fluctuations. The hedging strategy for achieving this objective is to purchase steel futures contracts on the New York Metals Exchange (NYMEX) and copper futures contracts on the open market of the London Metals Exchange (LME) or over the counter contracts based on the LME. With NYMEX, the Company is required to make cash deposits on unrealized losses on steel derivative contracts. There were no outstanding commodity futures contracts as of December 31, 2020 and 2019.
Net Investment Hedges
The Company enters into certain foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For the derivative instruments that are designated and qualify as net investment hedges, gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its non-U.S. subsidiaries. These hedges are determined to be effective. The Company recognized $(3.1) million and $— million of after-tax losses associated with hedges of a net investment in non-U.S. subsidiaries in currency translation adjustment in other comprehensive income in 2020 and 2019, respectively. The contractual amount of the Company’s foreign currency forward contracts that are designated as net investment hedges is $100.0 million as of December 31, 2020.
The following tables present the impact of derivative contracts on the Company’s financial statements.
Fair value of derivatives designated as hedging instruments under ASC 815:

		Fair Value
December 31 (dollars in millions)	Balance Sheet Location	2020	2019
Foreign currency contracts	Other current assets	$2.7	$8.4
	Accrued liabilities	(7.0)	(1.5)
Total derivatives designated as hedging instruments		$(4.3)	$6.9

14. Derivative Instruments (continued)
The effect of cash flow hedges on the condensed consolidated statement of earnings:
Years ended December 31 (dollars in millions)

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivatives		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings
	2020	2019		2020	2019
Foreign currency contracts	$2.3	$0.2	Cost of products sold	$1.9	$(0.2)
Commodities contracts	—	(0.5)	Cost of products sold	(0.2)	(1.5)
	$2.3	$(0.3)		$1.7	$(1.7)
15. Income Taxes
The components of the provision (benefit) for income taxes consisted of the following:

Years ended December 31 (dollars in millions)	2020	2019	2018
Current:
Federal	$67.1	$66.4	$60.1
State	17.4	14.8	15.6
International	25.8	19.9	38.6
Deferred:
Federal	5.6	0.4	(1.7)
State	2.3	1.8	1.5
International	(19.2)	(1.2)	(0.5)
	$99.0	$102.1	$113.6
The provision for income taxes differs from the U.S. federal statutory rate due to the following items:

Years ended December 31	2020	2019	2018
Provision at U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.5	2.8	2.4
International income tax rate differential—China	(0.6)	(1.3)	(2.3)
International income tax rate differential—other	0.2	0.4	1.1
Research tax credits	(0.5)	(0.4)	(0.5)
Excess tax benefit on stock compensation	(0.9)	(0.5)	(0.4)
Other	(0.4)	(0.4)	(0.9)
	22.3%	21.6%	20.4%
U.S. Tax Reform was enacted on December 22, 2017 and significantly changed U.S. corporate income tax laws. Among other things, U.S. Tax Reform reduced the U.S. corporate income tax rate to 21 percent commencing on January 1, 2018, implemented a territorial tax system and levied a one-time mandatory tax on undistributed earnings of foreign subsidiaries of U.S. companies.
The Company completed its accounting for the income tax effects of U.S. Tax Reform as of December 31, 2018 and determined that there was no material adjustment necessary to the provisional amounts it recorded in 2017. As allowed under ASU 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, the Company has elected not to reclassify the income tax effects of U.S. Tax Reform from accumulated other comprehensive losses to retained earnings.

15. Income Taxes (continued)
Components of earnings before income taxes were as follows:

Years ended December 31 (dollars in millions)	2020	2019	2018
U.S.	$407.3	$400.3	$376.0
International	36.6	71.8	181.8
	$443.9	$472.1	$557.8
Total income taxes paid by the Company amounted to $114.1 million, $116.6 million, and $116.4 million in 2020, 2019 and 2018, respectively.
As of December 31, 2020, the Company has $9.8 million accrued for its estimate of withholding taxes due upon repatriation of undistributed foreign earnings it considers to be not permanently reinvested. As of December 31, 2020, $524.2 million of cash and cash equivalents and marketable securities were held by its foreign subsidiaries.
The tax effects of temporary differences of assets and liabilities between income tax and financial reporting are as follows:

December 31 (dollars in millions)	2020		2019
	Assets	Liabilities	Assets	Liabilities
Employee benefits	$21.6	$—	$27.3	$—
Product liability and warranties	42.5	—	39.7	—
Inventories	1.5	—	—	0.3
Accounts receivable	16.3	—	16.3	—
Property, plant and equipment	—	36.3	—	34.9
Intangibles	—	66.2	—	61.3
Environmental liabilities	1.9	—	1.9	—
Undistributed foreign earnings	—	9.8	—	20.8
Tax loss and credit carryovers	20.3	—	15.2	—
All other	9.9	—	7.7	—
Valuation allowance	(13.0)	—	(11.9)	—
	$101.0	$112.3	$96.2	$117.3
Net liability		$11.3		$21.1
The Company believes it is more likely than not that it will realize its net deferred tax assets through the reduction of future taxable income. The Company considered historical operating results in determining the probability of the realization of the deferred tax assets.
A reconciliation of the beginning and ending amounts of tax loss carryovers, credit carryovers and valuation allowances is as follows:

	Net Operating Losses and Tax Credits		Valuation Allowances
December 31 (dollars in millions)	2020	2019	2020	2019
Beginning balance	$15.2	$17.5	$11.9	$13.1
Increases / (Reductions)	5.1	(2.3)	1.1	(1.2)
Ending balance	$20.3	$15.2	$13.0	$11.9
The Company has foreign net operating loss carryovers that expire in 2021 through 2028 and state and local net operating loss carryovers that expire between 2029 and 2030.

15. Income Taxes (continued)
A reconciliation of the beginning and ending amount of unrecognized benefits is as follows:

(Dollars in millions)	2020	2019
Balance at January 1	$9.7	$8.3
Additions / (Reductions) for tax positions of prior years	(0.7)	1.4
Balance at December 31	$9.0	$9.7
The amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is $0.5 million. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2020, there was an immaterial amount of interest and penalties accrued. The Company anticipates that there will not be a material decrease in the total amount of unrecognized tax benefits in 2021. The Company’s U.S. federal income tax returns and its U.S. state and local income tax returns are subject to audit for the years 2017-2020 and 2003-2020, respectively. The Company is subject to non-U.S. income tax audits for the years 2014-2020.
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
Product Liability
The Company is subject to various claims and pending lawsuits for product liability and other matters arising out of the conduct of the Company’s business. With respect to product liability claims, the Company has self-insured a portion of its product liability loss exposure for many years. The Company has established reserves and has insurance coverage, which it believes are adequate to cover incurred claims. For the years ended December 31, 2020 and 2019, the Company had $125 million of product liability insurance for individual losses in excess of $7.5 million. The Company periodically reevaluates its exposure on claims and lawsuits and makes adjustments to its reserves as appropriate. The Company believes, based on current knowledge, consultation with counsel, adequate reserves and insurance coverage that the outcome of such claims and lawsuits will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Purchase Obligations
The Company utilizes blanket purchase orders to communicate expected annual requirements to many suppliers. Requirements under blanket purchase orders generally do not become committed until several weeks prior to the scheduled unit production. The purchase obligations the Company considers firm as of December 31, 2020 is $157.2 million, most of which will be ordered in 2021.
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
Before considering any reduction of distributor rebate accruals of $5.4 and $14.1 million as of December 31, 2020 and December 31, 2019, respectively, and from the resale of the related inventory, the gross amount the Company would be obligated to repurchase, which would be contingent on the default of all of the outstanding loans, was approximately $6.5 million and $23.1 million as of December 31, 2020 and December 31, 2019, respectively. The Company’s reserves for estimated losses under repurchase arrangements were immaterial as of December 31, 2020 and December 31, 2019.

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

	Net Sales			Earnings
Years ended December 31 (dollars in millions)	2020	2019	2018	2020	2019	2018
North America(1) (2)	$2,118.3	$2,083.5	$2,044.7	$503.5	$488.9	$464.1
Rest of World(3)	800.3	935.8	1,173.6	—	40.2	149.3
Inter-segment	(23.3)	(26.6)	(30.4)	(0.3)	—	—
Total segments – sales, segment earnings	$2,895.3	$2,992.7	$3,187.9	$503.2	$529.1	$613.4
Corporate expenses				(52.0)	(46.0)	(47.2)
Interest expense				(7.3)	(11.0)	(8.4)
Earnings before income taxes				443.9	472.1	557.8
Provision for income taxes				(99.0)	(102.1)	(113.6)
Net earnings				$344.9	$370.0	$444.2
(1)In 2020, the Company recognized $2.7 of severance and restructuring expenses in connection with the Company's alignment of the business to current market conditions. For additional information, see Note 5 “Severance, Restructuring and Impairment Expenses.”
(2)In 2018, the Company recognized $6.7 of restructuring and impairment expenses in connection with the move of manufacturing operations from its Renton, Washington facility to other U.S. facilities. For additional information, see Note 5 “Severance, Restructuring and Impairment Expenses.”
(3)In 2020, the Company recognized $5.0 of severance and restructuring expenses in connection with its alignment of its business to current market conditions. For additional information, see Note 5 “Severance, Restructuring and Impairment Expenses.”
In 2020, sales to the North America segment’s two largest customers were $471.9 million and $349.9 million which represented 16 percent and 12 percent of the Company’s net sales, respectively. In 2019, sales to the North America segment’s two largest customers were $421.1 million and $378.9 million which represented 14 percent and 13 percent of the Company’s net sales, respectively. In 2018, sales to the North America segment’s two largest customers were $425.3 million and $355.6 million which represented 13 percent and 11 percent of the Company’s net sales, respectively.
Assets, depreciation and capital expenditures by segment

	Total Assets (December 31)			Depreciation and Amortization (Years Ended December 31)			Capital Expenditures (Years Ended December 31)
(dollars in millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018
North America	$1,759.1	$1,742.8	$1,653.6	$51.5	$49.3	$45.5	$41.7	$47.6	$45.8
Rest of World	664.9	709.1	721.6	27.9	27.9	25.2	14.9	15.9	32.3
Corporate	736.7	606.1	696.3	0.6	1.1	1.2	0.2	0.9	7.1
Total	$3,160.7	$3,058.0	$3,071.5	$80.0	$78.3	$71.9	$56.8	$64.4	$85.2
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

	Long-lived Assets (December 31)				Net Sales (Years Ended December 31)
(dollars in millions)	2020	2019	2018		2020	2019	2018
United States	$355.8	$360.2	$327.3	United States	$1,904.9	$1,868.7	$1,820.8
China	268.3	266.7	252.6	China	695.6	825.4	1,071.2
Canada	4.5	4.2	3.1	Canada	175.0	168.5	175.0
Other Foreign	43.4	42.1	42.9	Other Foreign	119.8	130.1	120.9
Total	$672.0	$673.2	$625.9	Total	$2,895.3	$2,992.7	$3,187.9
18. Quarterly Results of Operations (Unaudited)

(dollars in millions, except per share amounts)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$636.9	$748.2	$663.9	$765.4	$760.0	$728.2	$834.5	$750.9
Gross profit	239.5	292.8	247.5	308.7	297.1	284.2	324.1	295.0
Net earnings	51.7	89.3	67.8	102.1	105.4	87.3	120.0	91.3
Basic earnings per share	0.32	0.53	0.42	0.61	0.65	0.53	0.74	0.56
Diluted earnings per share	0.32	0.53	0.42	0.61	0.65	0.53	0.74	0.56
Common dividends declared	0.24	0.22	0.24	0.22	0.24	0.22	0.26	0.24
Net earnings per share are computed separately for each period, and therefore, the sum of such quarterly per share amounts may differ from the total for the year. In 2020, the Company recorded $7.7 million of severance and restructuring expenses associated with the alignment of its business to current market conditions. These charges reduced after-tax earnings by $6.3 million or $0.04 per share.
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
Management Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2020 as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B – OTHER INFORMATION
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
A. O. Smith Corporation
Opinion on Internal Control over Financial Reporting
We have audited A. O. Smith Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, A. O. Smith Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of A. O. Smith Corporation as of December 31, 2020 and 2019, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the index at Item 15(a) and our report dated February 12, 2021 expressed an unqualified opinion thereon.
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
February 12, 2021

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information included under the headings “Election of Directors” and “Board Committees” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission (SEC) under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference. The information required regarding Executive Officers of the company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”
We have a separately designated Audit Committee on which Gene C. Wulf, Ronald D. Brown, Mark D. Smith and Idelle K. Wolf serve, with Mr. Wulf, as Chairperson. All members are independent under applicable SEC and New York Stock Exchange rules; the Board of Directors of the company has concluded that Ms. Wolf and Mr. Wulf are “audit committee financial experts” in accordance with SEC rules.
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
The information included under the heading “Compliance with Section 16(a) of the Securities Exchange Act” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.
ITEM 11 – EXECUTIVE COMPENSATION
The information included under the headings “Executive Compensation,” “Director Compensation,” “Report of the Personnel and Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in the company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information included under the headings “Principal Stockholders” and “Security Ownership of Directors and Management” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of December 31, 2020.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3,151,315	(1)	43.01	(2)	3,395,216	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	3,151,315		43.01		3,395,216
(1)Consists of shares subject to stock options, 2,785,654 shares subject to employee share units and 365,661 shares subject to director share units.
(2)Represents the weighted average exercise price of outstanding options and does not take into account outstanding share units.
(3)Represents securities remaining available for issuance under the A. O. Smith Combined Incentive Compensation Plan. If any awards lapse, expire, terminate or are cancelled without issuance of shares, or shares are forfeited under any award, then such shares will become available for issuance under the A. O. Smith Combined Incentive Compensation Plan, hereby increasing the number of securities remaining available.
ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information included under the headings “Director Independence and Financial Literacy”, “Compensation Committee Interlocks and Insider Participation” and “Procedure for Review of Related Party Transactions” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information included under the heading “Report of the Audit Committee” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) required by this Item 14 is incorporated herein by reference.

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements of the Company
2.Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	66
Schedules not included have been omitted because they are not applicable.
3.Exhibits - see the Index to Exhibits on pages 62-63 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K are listed as Exhibits 10(a) through 10(m) in the Index to Exhibits.
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

	(f)	A. O. Smith Corporation Executive Incentive Compensation Award Agreement, incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q for the quarter ended March 31, 2012.

	(g)	A. O. Smith Corporation Executive Incentive Compensation Award Agreement, incorporated by reference to Exhibit 10 of the quarterly report on Form 10-Q for the quarter ended March 31, 2016.

	(h)	A.O. Smith Corporation Executive Incentive Compensation Award Agreement

	(i)	A.O. Smith Corporation Executive Incentive Compensation Award Agreement (International)

	(j)	A. O. Smith Corporation Senior Leadership Severance Plan, incorporated by reference to Exhibit 10.1 of the quarterly report for Form 10-Q for the quarter ended June 30, 2009.

	(k)	Form of A. O. Smith Corporation Special Retention Award Agreement, incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q for the quarter ended March 31, 2011.

Exhibit Number	Description
(l)
Stockholder Agreement dated as of December 9, 2008, between A. O. Smith Corporation and each Smith Investment Company stockholder who becomes a signatory thereto, incorporated by reference to Exhibit 10.3 of the current report on Form 8-K dated December 9, 2008.

	(m)	Summary of Directors’ Compensation incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q for the quarter ended June 30, 2019.

(21)		Subsidiaries.

(23)		Consent of Independent Registered Public Accounting Firm.

(31.1)		Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 12, 2021.

(31.2)		Certification by the Executive Vice-President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 12, 2021.

(32.1)		Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32.2)		Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(101)
The following materials from A. O. Smith Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) the Consolidated Statement of Earnings for the three years ended December 31, 2020, (iii) the Consolidated Statement of Comprehensive Earnings for the three years ended December 31, 2020, (iv) the Consolidated Statement of Cash Flows for the three years ended December 31, 2020, (v) the Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2020 and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

A. O. SMITH CORPORATION

Date: February 12, 2021	By:	/s/ Kevin J. Wheeler
Kevin J. Wheeler Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 12, 2021 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Signature

KEVIN J. WHEELER	/s/ Kevin J. Wheeler
Director	Kevin J. Wheeler
Chairman, President and Chief Executive Officer

CHARLES T. LAUBER	/s/ Charles T. Lauber
Executive Vice President and Chief Financial Officer	Charles T. Lauber

HELEN E. GURHOLT	/s/ Helen E. Gurholt
Vice President and Controller	Helen E. Gurholt

RONALD D. BROWN	/s/ Ronald D. Brown
Director	Ronald D. Brown

WILLIAM P. GREUBEL	/s/ William P. Greubel
Director	William P. Greubel

PAUL W. JONES	/s/ Paul W. Jones
Director	Paul W. Jones

DR. ILHAM KADRI	/s/ Dr. Ilham Kadri
Director	Dr. Ilham Kadri

AJITA G. RAJENDRA	/s/ Ajita G. Rajendra
Director	Ajita G. Rajendra

BRUCE M. SMITH	/s/ Bruce M. Smith
Director	Bruce M. Smith

MARK D. SMITH	/s/ Mark D. Smith
Director	Mark D. Smith

IDELLE K. WOLF	/s/ Idelle K. Wolf
Director	Idelle K. Wolf

GENE C. WULF	/s/ Gene C. Wulf
Director	Gene C. Wulf

A. O. SMITH CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)
Years ended December 31, 2020, 2019 and 2018

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquisition of Businesses	Deductions	Balance at End of Year
2020:
Valuation allowance for trade and notes receivable	$6.6	$0.8	$—	$(1.8)	$5.6
Valuation allowance for deferred tax assets	11.9	1.1	—	—	13.0
2019:
Valuation allowance for trade and notes receivable	$6.4	$0.3	$—	$(0.1)	$6.6
Valuation allowance for deferred tax assets	13.1	—	—	(1.2)	11.9
2018:
Valuation allowance for trade and notes receivable	$5.3	$1.5	$—	$(0.4)	$6.4
Valuation allowance for deferred tax assets	15.0	—	—	(1.9)	13.1