Form 10-Q
period 2021-03-31
SMITH A O CORP
filed 2021-04-30
CIK 91142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☒ No
Class A Common Stock Outstanding as of April 28, 2021 - 25,989,387 shares
Common Stock Outstanding as of April 28, 2021 - 134,466,854 shares

Index
A. O. Smith Corporation

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net sales	$769.0	$636.9
Cost of products sold	480.4	397.4
Gross profit	288.6	239.5
Selling, general and administrative expenses	166.5	173.8
Interest expense	1.0	2.2
Other income	(5.0)	(4.2)
Earnings before provision for income taxes	126.1	67.7
Provision for income taxes	28.4	16.0
Net Earnings	$97.7	$51.7
Net Earnings Per Share of Common Stock	$0.60	$0.32
Diluted Net Earnings Per Share of Common Stock	$0.60	$0.32
Dividends Per Share of Common Stock	$0.26	$0.24

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net earnings	$97.7	$51.7
Other comprehensive earnings (loss)
Foreign currency translation adjustments	(1.4)	(18.0)
Unrealized net (losses) gains on cash flow derivative instruments, less related income tax benefit (provision) of $0.7 in 2021 and $(0.1) in 2020	(2.0)	0.3
Adjustment to pension liability, less related income tax provision of ($1.3) in 2021 and ($1.2) in 2020	3.8	3.6
Comprehensive Earnings	$98.1	$37.6
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	(unaudited) March 31, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$578.5	$573.1
Marketable securities	87.0	116.5
Receivables	534.5	585.0
Inventories	312.8	300.1
Other current assets	45.4	43.3
Total Current Assets	1,558.2	1,618.0
Property, plant and equipment	1,227.1	1,222.6
Less accumulated depreciation	(688.0)	(681.3)
Net property, plant and equipment	539.1	541.3
Goodwill	547.3	546.8
Other intangibles	320.9	323.9
Operating lease assets	44.2	41.6
Other assets	97.1	89.1
Total Assets	$3,106.8	$3,160.7
Liabilities
Current Liabilities
Trade payables	$547.4	$595.2
Accrued payroll and benefits	55.1	74.6
Accrued liabilities	181.2	161.9
Product warranties	45.6	47.8
Debt due within one year	6.8	6.8
Total Current Liabilities	836.1	886.3
Long-term debt	99.6	106.4
Product warranties	96.0	94.5
Long-term operating lease liabilities	35.8	34.4
Other liabilities	190.3	190.8
Total Liabilities	1,257.8	1,312.4
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 27,000,000 shares; issued, 26,119,767 and 26,168,513	130.6	130.8
Common Stock, $1 par value: authorized 240,000,000 shares; issued 164,587,827 and 164,539,081	164.7	164.6
Capital in excess of par value	528.7	520.4
Retained earnings	2,565.1	2,509.6
Accumulated other comprehensive loss	(320.8)	(321.2)
Treasury stock at cost	(1,219.3)	(1,155.9)
Total Stockholders’ Equity	1,849.0	1,848.3
Total Liabilities and Stockholders’ Equity	$3,106.8	$3,160.7
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net earnings	$97.7	$51.7
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	19.5	20.1
Stock based compensation expense	7.4	9.0
Net changes in operating assets and liabilities:
Current assets and liabilities	(13.2)	(15.1)
Noncurrent assets and liabilities	(7.0)	(11.6)
Cash Provided by Operating Activities	104.4	54.1
Investing Activities
Capital expenditures	(17.1)	(12.8)
Investments in marketable securities	(24.4)	(38.8)
Net proceeds from sale of marketable securities	54.0	78.0
Cash Provided by Investing Activities	12.5	26.4
Financing Activities
Long-term debt (repaid) incurred	(6.8)	58.5
Common stock repurchases	(67.0)	(56.7)
Net proceeds (payments) from stock option activity	4.5	(1.2)
Dividends paid	(42.2)	(39.0)
Cash Used in Financing Activities	(111.5)	(38.4)
Net increase in cash and cash equivalents	5.4	42.1
Cash and cash equivalents - beginning of period	573.1	374.0
Cash and Cash Equivalents - End of Period	$578.5	$416.1
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Class A Common Stock
Balance at the beginning of period	$130.8	$130.9
Conversion of Class A Common Stock	(0.2)	—
Balance at end of period	$130.6	$130.9
Common Stock
Balance at the beginning of period	$164.6	$164.5
Conversion of Class A Common Stock	0.1	$—
Balance at end of period	$164.7	$164.5
Capital in Excess of Par Value
Balance at the beginning of period	$520.4	$509.0
Conversion of Class A Common Stock	0.2	—
Issuance of share units	(5.3)	(6.5)
Vesting of share units	(1.7)	(1.6)
Stock based compensation expense	7.2	8.8
Exercises of stock options	2.6	(0.1)
Stock incentives	5.3	6.5
Balance at end of period	$528.7	$516.1
Retained Earnings
Balance at the beginning of period	$2,509.6	$2,323.4
Net earnings	97.7	51.7
Cash dividends on stock	(42.2)	(39.0)
Balance at end of period	$2,565.1	$2,336.1
Accumulated Other Comprehensive Loss (see Note 15)	$(320.8)	$(362.4)
Treasury Stock
Balance at the beginning of period	$(1,155.9)	$(1,112.7)
Exercise of stock options	1.9	(1.1)
Shares repurchased	(67.0)	(56.7)
Vesting of share units	1.7	1.6
Balance at end of period	$(1,219.3)	$(1,168.9)
Total Stockholders’ Equity	$1,849.0	$1,616.3
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
1.    Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full year. It is suggested the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 12, 2021.
Recent Accounting Pronouncement
In December 2019, the Financial Accounting Standards Board (FASB) amended Accounting Standards Codification (ASC) 740, Income Taxes (issued under Accounting Standards Update (ASU) 2019-12, “Simplifying the Accounting for Income Taxes”). This amendment removes certain exceptions to the general principles of ASC 740 and clarifies and amends existing guidance to improve consistent application. The Company adopted the amendment on January 1, 2021, and the adoption of ASU 2019-12 did not have an impact on its consolidated balance sheets, statements of earnings or statements of cash flows.
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
Additionally, certain customers in China pay the Company prior to the shipment of products resulting in a customer deposits liability of $77.7 million and $90.0 million at March 31, 2021 and December 31, 2020, respectively. Customer deposit liabilities are short term in nature and deposits are recognized into revenue within one year of receipt. The Company assesses the collectability of customer receivables based on the creditworthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for doubtful accounts, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors including forward-looking information when establishing adequate allowances for doubtful accounts, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. The Company’s allowance for doubtful accounts was $5.3 million at March 31, 2021 and $5.6 million at December 31, 2020.
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
The following table disaggregates the Company’s net sales by segment. As described above, the Company’s North America segment sales are further disaggregated by major product line. In addition, the Company’s Rest of World segment sales are disaggregated by China and all other Rest of World:

(dollars in millions)	Three Months Ended March 31,
	2021	2020
North America
Water heaters and related parts	$457.7	$447.8
Boilers and related parts	46.5	41.5
Water treatment products	48.7	43.6
Total North America	552.9	532.9
Rest of World
China	$199.2	$91.0
All other Rest of World	23.1	19.2
Total Rest of World	222.3	110.2
Inter-segment sales	(6.2)	(6.2)
Total Net Sales	$769.0	$636.9

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
Supplemental balance sheet information related to leases is as follows:

(dollars in millions)	March 31, 2021	December 31, 2020
Liabilities
Short term: Accrued liabilities	$12.3	$11.1
Long term: Operating lease liabilities	35.8	34.4
Total operating lease liabilities	$48.1	$45.5
Less: Rent incentives and deferrals	(3.9)	(3.9)
Assets
Operating lease assets	$44.2	$41.6

Lease Term and Discount Rate	March 31, 2021
Weighted-average remaining lease term	9.6 years
Weighted-average discount rate	3.34%
The components of lease expense were as follows:

(dollars in millions)		Three months ended March 31,
Lease Expense	Classification	2021(1)	2020(2)
Operating lease expense	Cost of products sold	$1.0	$0.7
	Selling, general and administrative expenses	4.0	4.0
(1)2021 includes short-term and variable lease expenses of $0.5 million and $0.6 million, respectively.
(2)2020 includes short-term and variable lease expenses of $0.4 million and $0.4 million, respectively.

3.    Leases (continued)
Maturities of lease liabilities were as follows:

(dollars in millions)	March 31, 2021
2021	$10.3
2022	11.2
2023	6.7
2024	5.6
2025	4.0
After 2025	21.3
Total lease payments	59.1
Less: imputed interest	(11.0)
Present value of operating lease liabilities	$48.1
4.    Inventories
The following table presents the components of the Company’s inventory balances:

(dollars in millions)	March 31, 2021	December 31, 2020
Finished products	$149.2	$143.4
Work in process	21.9	21.8
Raw materials	166.0	159.2
Inventories, at FIFO cost	337.1	324.4
LIFO reserve	(24.3)	(24.3)
	$312.8	$300.1
5.    Product Warranties
The Company offers warranties on the sales of certain of its products with terms that are consistent with the market and records an accrual for the estimated future claims. The following table presents the Company’s warranty liability activity:

(dollars in millions)	Three Months Ended March 31,
	2021	2020
Balance at January 1	$142.3	$134.3
Expense	12.6	13.5
Claims settled	(13.3)	(12.5)
Balance at March 31	$141.6	$135.3
6.    Long-Term Debt
The Company had a $500 million multi-year multi-currency revolving credit agreement with a group of nine banks, which would have expired on December 15, 2021. The facility had an accordion provision which allowed it to be increased up to $700 million if certain conditions (including lender approval) were satisfied. Borrowings under bank credit lines and commercial paper borrowings were supported by the $500 million revolving credit agreement. At its option, the Company either maintained cash balances or paid fees for bank credit and services. The Company did not have borrowings on this facility during the three months ended March 31, 2021.
On April 1, 2021, the Company renewed and amended the $500 million revolving credit facility with the new expiration date of March 31, 2026. The renewed and amended facility has an accordion provision which allows it to be increased up to $850 million if certain conditions (including lender approval) are satisfied.

7.    Earnings per Share of Common Stock
The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended March 31,
	2021	2020
Denominator for basic earnings per share - weighted average shares	161,526,733	161,871,788
Effect of dilutive stock options and share units	1,258,590	1,025,817
Denominator for diluted earnings per share	162,785,323	162,897,605
8.    Stock Based Compensation
The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the Plan) effective January 1, 2007. The Plan was most recently reapproved by stockholders on April 15, 2020. The Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options or share units at March 31, 2021 was 6,763,257. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.
Total stock based compensation expense recognized in the three months ended March 31, 2021 and 2020 was $7.4 million and $9.0 million, respectively.
Stock Options
The stock options granted in the three months ended March 31, 2021 and 2020 have three year pro rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant. For active employees, all options granted in 2021 and 2020 expire ten years after the date of grant. The Company’s stock options are expensed ratably over the three year vesting period; however, included in stock option expense for the three months ended March 31, 2021 and 2020 was expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Stock based compensation expense attributable to stock options in the three months ended March 31, 2021 and 2020 was $3.6 million and $4.5 million, respectively.

Changes in options, all of which relate to the Company’s Common Stock, were as follows for the three months ended March 31, 2021:

	Weighted- Avg. Per Share Exercise Price	Number of Options	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2021	$43.01	2,785,654
Granted	60.82	367,025
Exercised	35.07	(184,574)
Forfeited	45.36	(4,388)
Outstanding at March 31, 2021	45.70	2,963,717	7 years	$64.9
Exercisable at March 31, 2021	43.21	1,882,018	6 years	$45.9

8.    Stock Based Compensation (continued)
The weighted-average fair value per option at the date of grant during the three months ended March 31, 2021 and 2020 using the Black-Scholes option-pricing model was $14.01 and $8.15, respectively. Assumptions were as follows:

	Three Months Ended March 31,
	2021	2020
Expected life (years)	5.8	5.7
Risk-free interest rate	1.2%	1.6%
Dividend yield	1.6%	2.1%
Expected volatility	27.3%	23.6%
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
Restricted Stock and Share Units
Participants may also be awarded shares of restricted stock or share units under the Plan. Share units vest three years after the date of grant. The Company granted 100,153 and 169,407 share units under the plan in the three months ended March 31, 2021 and 2020, respectively. The share units were valued at $6.1 million and $7.2 million at the date of issuance in 2021 and 2020, respectively, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period; however, included in share unit expense in the three months ended March 31, 2021 and 2020 was expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period. Stock based compensation expense attributable to share units of $3.8 million and $4.5 million was recognized in the three months ended March 31, 2021 and 2020, respectively. Certain non-U.S.-based employees receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.
A summary of share unit activity under the plan is as follows for the three months ended March 31, 2021:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2021	426,786	$46.99
Granted	100,153	60.82
Vested	(89,079)	60.54
Forfeited	(2,915)	53.22
Issued and unvested at March 31, 2021	434,945	47.34

9.    Pensions
The following table presents the components of the Company’s net pension income:

(dollars in millions)	Three Months Ended March 31,
	2021	2020
Service cost	$0.4	$0.4
Interest cost	3.6	5.7
Expected return on plan assets	(12.0)	(13.0)
Amortization of unrecognized loss	5.2	4.9
Amortization of prior service cost	(0.1)	(0.1)
Defined benefit plan income	$(2.9)	$(2.1)
The service cost component of net periodic benefit cost is presented within cost of products sold and selling, general and administrative expenses within the condensed consolidated statements of earnings while the other components of pension income are reflected in other income. The Company was not required to and did not make a contribution to its U.S. pension plan in 2020. The Company is not required to make a contribution in 2021.
10.    Segment Results
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
The following table presents the Company’s segment results:

(dollars in millions)	Three Months Ended March 31,
	2021	2020
Net sales
North America	$552.9	$532.9
Rest of World	222.3	110.2
Inter-segment	(6.2)	(6.2)
	$769.0	$636.9
Segment earnings (losses)
North America	$130.4	$127.1
Rest of World	11.8	(42.2)
	142.2	84.9
Corporate expense	(15.1)	(15.0)
Interest expense	(1.0)	(2.2)
Earnings before income taxes	126.1	67.7
Provision for income taxes	28.4	16.0
Net earnings	$97.7	$51.7

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
The following table presents assets (liabilities) measured at fair value on a recurring basis (dollars in millions):

Fair Value Measurement Using	March 31, 2021	December 31, 2020
Quoted prices in active markets for identical assets (Level 1)	$87.0	$116.5
Significant other observable inputs (Level 2)	(3.0)	(4.3)
Items measured at fair value were comprised of the Company’s marketable securities (Level 1) and derivative instruments (Level 2). There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis during the three months ended March 31, 2021.
12.    Derivative Instruments
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

12.    Derivative Instruments (continued)
The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts that are designated as cash flow hedges:

(dollars in millions)	March 31, 2021		December 31, 2020
	Buy	Sell	Buy	Sell
British pound	$—	$0.7	$—	$1.0
Canadian dollar	—	59.8	—	79.7
Euro	24.6	—	32.7	—
Mexican peso	18.1	—	16.5	—
Total	$42.7	$60.5	$49.2	$80.7
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
Net Investment Hedges
The Company enters into certain foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For the derivative instruments that are designated and qualify as net investment hedges, gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its non-U.S. subsidiaries. These hedges are determined to be effective. The Company recognized $— and $0.8 million of after-tax gains associated with hedges of a net investment in non-U.S. subsidiaries in currency translation adjustment in other comprehensive income in the three months ended March 31, 2021 and 2020, respectively. The contractual amount of the Company's foreign currency forward contracts that are designated as net investment hedges is $50.0 million as of March 31, 2021.
The following tables present the impact of derivative contracts on the Company’s financial statements.
Fair value of derivatives designated as hedging instruments under ASC 815:

(dollars in millions)	Balance Sheet Location	March 31, 2021	December 31, 2020
Foreign currency contracts	Other current assets	$0.7	$2.7
	Accrued liabilities	(3.7)	(7.0)
Total derivatives designated as hedging instruments		$(3.0)	$(4.3)
The effect of cash flow hedges on the condensed consolidated statement of earnings:
Three Months Ended March 31 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of (loss) gain recognized in other comprehensive loss on derivatives		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of (loss) gain reclassified from accumulated other comprehensive loss into earnings
	2021	2020		2021	2020
Foreign currency contracts	$(2.9)	$1.4	Cost of products sold	$(0.3)	$0.8
Commodities contracts	—	(0.2)	Cost of products sold	—	—
	$(2.9)	$1.2		$(0.3)	$0.8

13.    Income Taxes
The Company’s effective income tax rate for the three months ended March 31, 2021 was 22.5 percent compared to 23.6 percent for the three months ended March 31, 2020. The lower effective income tax rate for the three months ended March 31, 2021 compared to the effective income tax rate for the three months ended March 31, 2020 was primarily due to a change in geographical earnings mix. The Company estimates that its annual effective income tax rate for the full year 2021 will be approximately 23 percent.
As of March 31, 2021, the Company had $9.0 million of unrecognized tax benefits of which $0.5 million would affect its effective income tax rate if recognized. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company’s U.S. federal income tax returns for 2017-2021 are subject to audit. The Company is subject to state and local income tax audits for tax years 2002-2021. The Company is subject to non-U.S. income tax examinations for years 2015-2021.
14.    Commitments and Contingencies
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
Before considering any reduction of distributor rebate accruals of $4.9 million and $5.4 million as of March 31, 2021 and December 31, 2020, respectively, and from the resale of the related inventory, the gross amount the Company would be obligated to repurchase, which would be contingent on the default of all of the outstanding loans, was approximately $6.5 million as of both March 31, 2021 and December 31, 2020. The Company’s reserves for estimated losses under repurchase arrangements were immaterial as of March 31, 2021 and December 31, 2020.

15.    Changes in Accumulated Other Comprehensive Loss by Component
Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)	Three Months Ended March 31,
	2021		2020
Cumulative foreign currency translation
Balance at beginning of period	$(48.1)		$(66.2)
Other comprehensive loss before reclassifications	(1.4)		(18.0)
Balance at end of period	(49.5)		(84.2)
Unrealized net gain (loss) on cash flow derivatives
Balance at beginning of period	0.6		0.2
Other comprehensive (loss) gain before reclassifications	(2.2)		0.9
Realized losses (gains) on derivatives reclassified to cost of products sold (net of income tax (benefit) provision of $(0.1) and $0.2 in 2021 and 2020, respectively)	0.2		(0.6)
Balance at end of period	(1.4)		0.5
Pension liability
Balance at beginning of period	(273.7)		(282.3)
Amounts reclassified from accumulated other comprehensive loss:(1)	3.8		3.6
Balance at end of period	(269.9)		(278.7)
Accumulated other comprehensive loss, end of period	$(320.8)		$(362.4)

(1) Amortization of pension items:
Actuarial losses	$5.2	(2)	$4.9	(2)
Prior year service cost	(0.1)	(2)	(0.1)	(2)
	5.1		4.8
Income tax benefit	(1.3)		(1.2)
Reclassification net of income tax benefit	$3.8		$3.6
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
Our global supply chain management team continues to monitor and manage our ability to operate effectively despite pandemic and weather-related challenges. Ongoing communications with our suppliers to identify and mitigate potential disruptions and manage inventory levels continue. Bottlenecks in our global supply chain, largely due to the pandemic and severe weather, along with shipping delays, weather-related plant closures, absenteeism and self-quarantine related to the pandemic have further extended our water heater lead times in the first quarter of 2021.
The first quarter of 2021 was particularly challenging for our North America water heater business as severe weather disruptions at our facilities and supply chain constraints limited production. If not for the limited production, based on a surge in customer orders in the first quarter of 2021, we believe our U.S. residential water heater shipments would have increased compared to the same quarter last year.
In our North America segment, we expect industry residential water heater volumes will be down approximately two percent in 2021 compared with 2020, which is driven by our belief that customers may have added inventory in 2020 due to industry extended lead times. We believe that some de-stocking by our customers will occur as our lead times improve throughout 2021. The timing of the de-stocking is difficult to predict, as we have announced three price increases that will go into effect in the first half of 2021, which typically generate pre-buy orders in advance of the price increases. We continue to experience inflation across our supply chain, particularly steel and logistics costs. The cost of steel has increased 25 percent since late January when we announced our second water heater price which is effective April 1, 2021. Due to rapidly rising material costs and a continued need to expedite freight to overcome shipping delays, we announced our third price increase on water heaters in late March, which is effective on June 1, 2021. When fully implemented, the cumulative impact of our three announced price increases is 24 to 27 percent based on the type of water heater. We believe that commercial water heater industry volumes will further decline approximately four percent in 2021 as COVID-19 pandemic-impacted businesses continue to delay or defer new construction and discretionary replacement installations. We expect to see a low-double-digits increase in our boiler sales in 2021 compared to 2020 due to pandemic-related pent-up demand as well as our new product introductions. We expect sales of our North America water treatment products to increase by 13 to 14 percent in 2021, compared to 2020, primarily driven by consumer demand for our point of use and point of entry water treatment systems.
In our Rest of World segment, we expect China sales in 2021 to increase 18 to 20 percent in local currency compared with 2020 due to increased consumer demand. We assume China currency rates will stay at current levels and which would add approximately $50 million and $3 million to sales and earnings in 2021, respectively. In addition, we believe that our mix of products sold in China is shifting to more mid-price range products from our historical mix of higher-priced products.
Combining all of these factors, we expect our consolidated sales to increase by between 14 and 15 percent in 2021. Our guidance excludes the potential impacts from future acquisitions and assumes the conditions of our business environment and that of our suppliers and customers are similar throughout 2021 to what we have experienced in recent months and does not deteriorate as a result of further restrictions, supply chain bottlenecks or shutdowns.

RESULTS OF OPERATIONS
FIRST THREE MONTHS OF 2021 COMPARED TO 2020
Sales in the first quarter of 2021 were $769 million, approximately 21 percent higher than sales of $637 million in the first quarter of 2020. The increase in our first quarter of 2021 sales compared to the same period last year was primarily due to a 119 percent increase in sales in China and higher sales of boilers, water heaters in Canada, and water treatment products in North

America. Our sales in China also benefited from currency translation of approximately $14 million in the first quarter of 2021 due to the Chinese currency's appreciation against the U.S. Dollar.
First quarter gross profit margin of 37.5 percent in 2021 was slightly lower than the gross profit margin of 37.6 percent in the prior-year period.
Selling, general, and administrative (SG&A) expenses in the first quarter of 2021 were $166.5 million or $7.3 million lower than SG&A expenses of $173.8 million in the first quarter of 2020. The decrease in SG&A expenses in 2021 was primarily due to lower selling expenses and advertising costs in China, resulting from headcount reductions, store closures, cuts in advertising, and other cost-saving measures implemented during 2020.
Interest expense in the first quarter of 2021 was $1.0 million compared to $2.2 million in the first quarter of 2020. The decrease in interest expense in the first quarter of 2021 was primarily due to lower debt levels than the prior-year period.
Other income was $5.0 million in the first quarter of 2021, up from $4.2 million in the same period last year. The increase in other income was primarily due to higher currency translation gains and pension income than in the first quarter of 2020 and partially offset by lower interest income.
Our pension costs and credits are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages, and years of service. We consider current market conditions, including changes in interest rates, in making these assumptions. Our assumption for the expected rate of return on plan assets is 6.25 percent in 2021 compared to 6.75 percent in 2020. The discount rate used to determine net periodic pension costs decreased to 2.45 percent in 2021 from 3.18 percent in 2020. Pension income for the first quarter of 2021 and 2020 was $2.9 million and $2.1 million, respectively. The service cost component of our pension income is reflected in cost of products sold and SG&A expenses. All other components of our pension income are reflected in other income.
Our effective income tax rate for the first quarter of 2021 was 22.5 percent compared to 23.6 percent in the same period last year. Our effective income tax rate in the first quarter of 2021 was lower than the effective income tax rate in the first quarter of 2020 primarily due to a change in the geographic earnings mix. We estimate that our effective income tax rate for the full year 2021 will be approximately 23 percent.
North America
Sales in our North America segment were $553 million in the first quarter of 2021 or $20 million higher than sales of $533 million in the first quarter of 2020. Increased sales in the first quarter of 2021 were primarily due to higher boiler, service parts and tankless water heater sales in the U.S., improved water heater sales in Canada, a twelve percent growth in water treatment sales and inflation-related price increases on water heaters in the U.S., which were partially offset by lower U.S. residential and commercial tank-type water heater volumes.
North America segment earnings were $130.4 million in the first quarter of 2021, which was higher than segment earnings of $127.1 million in the same period of 2020. Segment margin was 23.6 percent in the first quarter of 2021 compared to 23.9 percent in the first quarter of 2020. Increased earnings from higher sales and inflation-related price increases on water heaters were partially offset by higher material and freight costs and lower water heater volumes in the U.S. We expect our full-year 2021 North America segment margin to be between 23 and 23.50 percent.
Rest of World
Sales in the Rest of World segment were $222 million in the first quarter of 2021 or $112 million higher than sales of $110 million in the first quarter of 2020. Sales in China increased $108 million, or 119 percent in U.S. dollar terms, compared to the prior-year period and benefited from currency translation of approximately $14 million in the first quarter of 2021 due to the Chinese currency's appreciation against the U.S. Dollar. Stronger consumer demand in the first quarter of 2021 in each of our major product lines in China more than doubled sales compared to the first quarter of 2020 which was impacted by pandemic-related lockdowns and weak end-market demand.
Rest of World segment earnings were $11.8 million in the first quarter of 2021 compared to $42.2 million of losses in the first quarter of 2020. Segment margin was 5.3 percent in the first quarter of 2021 compared to a negative margin of 38.3 percent in the same period last year. In China, stronger consumer demand drove higher sales volumes across our major product lines. Lower SG&A expenses, due to lower selling expenses and advertising costs in China, resulting from headcount reductions, store closures, cuts in advertising expenditures, and other cost-saving measures implemented during 2020, contributed to higher segment earnings in the first quarter of 2021 compared to the first quarter of 2020. We expect our full-year 2021 Rest of World segment margin to be between seven and eight percent.

Outlook
We expect our consolidated sales to grow between 14 and 15 percent in 2021 on strong North America water treatment, boiler and China sales, enhanced by pricing actions, and more than offset expected weaker North America water heater volumes. Our sales growth projection includes approximately $50 million of benefit from China currency translation. We have increased the midpoint of our EPS guidance for 2021 and we believe we will achieve full-year net earnings of between $2.55 and $2.65 per share. Our 2021 guidance excludes the potential impacts from future acquisitions and assumes that the conditions of our business environment and those of our suppliers and customers are similar for the remainder of the year to what we have experienced in recent months and do not deteriorate as a result of further restrictions, supply chain bottlenecks or shutdowns.
Liquidity & Capital Resources
Working capital of $722.1 million at March 31, 2021 was $9.6 million lower than at December 31, 2020, primarily due to lower accounts receivable balances. As of March 31, 2021, approximately $540 million of our $666 million of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. We expect to repatriate approximately $160 million of cash from our foreign subsidiaries in 2021 and use the proceeds to purchase shares of our common stock.
Cash provided by operations in the first quarter of 2021 was $104.4 million compared with $54.1 million during the same period last year. Higher earnings resulted in higher cash flow from operations in the first quarter of 2021. For the full year 2021, we expect cash provided by operating activities will be between $475 and $500 million, lower than 2020 cash provided by operating activities of $562 million primarily due to higher investments in working capital partially offset by higher earnings compared to the prior year.
Capital expenditures totaled $17.1 million in the first quarter of 2021, compared with $12.8 million in the year ago period. We project 2021 capital expenditures will be between $85 and $90 million and full year depreciation and amortization expense will be approximately $80 million.
We had a $500 million multi-currency credit facility with a group of nine banks, which would have expired in December 2021. The facility had an accordion provision, which allowed us to increase it up to $700 million if certain conditions (including lender approval) were satisfied. Borrowing rates under the facility were determined by our leverage ratio. The facility required us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of March 31, 2021. We did not have borrowings on this facility during the quarter ended March 31, 2021. On April 1, 2021, we renewed and amended our $500 million revolving credit facility with the new expiration date of March 31, 2026. The renewed and amended facility has an accordion provision which allows it to be increased up to $850 million if certain conditions (including lender approval) are satisfied.
The facility backs up commercial paper and credit line borrowings. At March 31, 2021, we had available borrowing capacity of $500 million under this facility. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.
Our total debt decreased $6.8 million from $113.2 million at December 31, 2020 to $106.4 million at March 31, 2020. Our leverage, as measured by the ratio of total debt to total capitalization, calculated excluding operating lease liabilities, was 5.4 percent at March 31, 2021, compared with 5.8 percent at December 31, 2020.
Our pension plan continues to meet all funding requirements under ERISA regulations. We are not required to make a contribution and we do not plan to make any voluntary contributions to the plan in 2021.
In the first quarter of 2021, our Board of Directors approved adding 7,000,000 shares of common stock to our existing discretionary share repurchase authority. Under our share repurchase program, we may purchase our common stock through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors, which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. During the first quarter of 2021, we repurchased 1,075,200 shares of our stock at a total cost of $67.0 million. At March 31, 2021, we had 7,538,624 million shares remaining on the share repurchase authority. Depending on factors such as stock price, working capital requirements and alternative investment opportunities, we expect to spend approximately $400 million on stock repurchases in 2021 through a combination of our Rule 10b5-1 automatic trading plan and opportunistic repurchase in the open market.
On April 12, 2021, our Board of Directors declared a regular quarterly cash dividend of $0.26 per share on our Common Stock and Class A common stock. The dividend is payable on May 17, 2021, to shareholders of record on April 30, 2021.

Non-GAAP Financial Information
We provide a non-GAAP measure, adjusted earnings per share (EPS) that excludes severance and restructuring expenses in 2020. We believe that this measure of adjusted EPS provides useful information to investors about our performance and allows management and our investors to better compare our performance period over period.
A. O. SMITH CORPORATION
2021 EPS Guidance and 2020 Adjusted EPS
(unaudited)
The following is a reconciliation of diluted EPS to adjusted EPS (non-GAAP):

	2021 Guidance	2020
Diluted EPS (GAAP)	$2.55-2.65	$2.12
Severance and restructuring expenses per diluted share, net of tax	—	0.04
Adjusted EPS	$2.55-2.65	$2.16
Critical Accounting Policies
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2020. We believe that at March 31, 2021, there has been no material change to this information.
Recent Accounting Pronouncement
Refer to Recent Accounting Pronouncement in Note 1 – Basis of Presentation in the notes to our condensed consolidated financial statements included in Part 1 Financial Information.
Forward Looking Statements
This filing contains statements that the Company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “continue,” “guidance” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: negative impacts to the Company’s businesses, including demand for its products, particularly commercial products, operations and workforce dislocation and disruption, supply chain disruption and liquidity as a result of the severity and duration of the COVID-19 pandemic; lengthening or deepening of weather-related supply chain bottlenecks; an uneven recovery of the Chinese economy or decline in the growth rate of consumer spending or housing sales in China; negative impact to the Company’s businesses from international tariffs, trade disputes and geopolitical differences; potential weakening in the high-efficiency boiler segment in the U.S.; significant volatility in material availability and prices; inability of the Company to implement or maintain pricing actions; a failure to recover or further weakening in U.S. residential or commercial construction or instability in the Company’s replacement markets; foreign currency fluctuations; the Company’s inability to successfully integrate or achieve its strategic objectives resulting from acquisitions; competitive pressures on the Company’s businesses; the impact of potential information technology or data security breaches; changes in government regulations or regulatory requirements; and adverse developments in general economic, political and business conditions in key regions of the world. Forward-looking statements included in this filing are made only as of the date of this filing, and the Company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the Company, or persons acting on its behalf, are qualified entirely by these cautionary statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2020, we are exposed to various types of market risks, including currency and certain commodity risks. Our quantitative and qualitative disclosures about market risk have not materially changed since that report was filed. We monitor our currency and commodity risks on a continuous basis and generally enter into forward and futures contracts to minimize these exposures. The majority of the contracts are for periods of less than one year. Our Company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.
ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon this evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2021 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS
There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 15 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the first quarter of 2021, our Board of Directors approved adding 7,000,000 shares of common stock to the existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In the first quarter of 2021, we repurchased 1,075,200 shares at an average price of $62.35 per share and at a total cost of $67.0 million. As of March 31, 2021, there were 7,538,624 shares remaining on the existing repurchase authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1 - January 31, 2021	—	$—	—	8,613,824
February 1 - February 28, 2021	473,000	59.59	473,000	8,140,824
March 1 - March 31, 2021	602,200	64.53	602,200	7,538,624
ITEM 6 - EXHIBITS
Refer to the Exhibit Index on page 23 of this report.

INDEX TO EXHIBITS

Exhibit Number	Description

10.1
Amended and Restated Credit Agreement, dated as of April 1, 2021, among A. O. Smith Corporation, A. O. Smith Enterprises Ltd., A.O. Smith International B.V, and the financial institutions and agents party thereto.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2021 and 2020, (ii) the Condensed Consolidated Statement of Comprehensive Earnings for the three months ended March 31, 2021 and 2020, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2021, and December 31, 2020 (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2021 and 2020 (v) the Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2021 and 2020 (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

April 30, 2021	/s/ Helen E. Gurholt
Helen E. Gurholt
Vice President and Controller

/s/ Charles T. Lauber
Charles T. Lauber
Executive Vice President and Chief Financial Officer