Form 10-Q
period 2021-06-30
SMITH A O CORP
filed 2021-07-30
CIK 91142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☒ No
Class A Common Stock Outstanding as of July 28, 2021 - 25,980,767 shares
Common Stock Outstanding as of July 28, 2021 - 133,197,582 shares

Index
A. O. Smith Corporation

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$859.8	$663.9	$1,628.8	$1,300.8
Cost of products sold	538.4	416.4	1,018.8	813.8
Gross profit	321.4	247.5	610.0	487.0
Selling, general and administrative expenses	173.1	155.9	339.6	329.7
Severance and restructuring expenses	—	6.1	—	6.1
Interest expense	0.9	2.5	1.9	4.7
Other income	(3.9)	(4.0)	(8.9)	(8.2)
Earnings before provision for income taxes	151.3	87.0	277.4	154.7
Provision for income taxes	33.1	19.2	61.5	35.2
Net Earnings	$118.2	$67.8	$215.9	$119.5
Net Earnings Per Share of Common Stock	$0.74	$0.42	$1.34	$0.74
Diluted Net Earnings Per Share of Common Stock	$0.73	$0.42	$1.33	$0.74
Dividends Per Share of Common Stock	$0.26	$0.24	$0.52	$0.48

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net earnings	$118.2	$67.8	$215.9	$119.5
Other comprehensive earnings (loss)
Foreign currency translation adjustments	4.9	3.7	3.5	(14.3)
Unrealized net gains (losses) on cash flow derivative instruments, less related income tax (provision) benefit of $(0.3) and $0.4 in 2021, $0.3 and $0.2 in 2020	0.9	(0.8)	(1.1)	(0.5)
Adjustment to pension liability, less related income tax provision of ($1.3) and $(2.6) in 2021, ($1.2) and $(2.4) in 2020	3.8	3.7	7.6	7.3
Comprehensive Earnings	$127.8	$74.4	$225.9	$112.0
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	(unaudited) June 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$444.8	$573.1
Marketable securities	137.1	116.5
Receivables	607.0	585.0
Inventories	330.4	300.1
Other current assets	66.4	43.3
Total Current Assets	1,585.7	1,618.0
Property, plant and equipment	1,246.1	1,222.6
Less accumulated depreciation	(706.4)	(681.3)
Net property, plant and equipment	539.7	541.3
Goodwill	547.9	546.8
Other intangibles	318.0	323.9
Operating lease assets	42.0	41.6
Other assets	106.9	89.1
Total Assets	$3,140.2	$3,160.7
Liabilities
Current Liabilities
Trade payables	$612.4	$595.2
Accrued payroll and benefits	71.6	74.6
Accrued liabilities	166.4	161.9
Product warranties	49.8	47.8
Debt due within one year	6.8	6.8
Total Current Liabilities	907.0	886.3
Long-term debt	99.6	106.4
Product warranties	95.1	94.5
Long-term operating lease liabilities	33.9	34.4
Other liabilities	188.3	190.8
Total Liabilities	1,323.9	1,312.4
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 27,000,000 shares; issued, 26,119,767 and 26,168,513	130.6	130.8
Common Stock, $1 par value: authorized 240,000,000 shares; issued 164,587,827 and 164,539,081	164.7	164.6
Capital in excess of par value	535.0	520.4
Retained earnings	2,641.6	2,509.6
Accumulated other comprehensive loss	(311.2)	(321.2)
Treasury stock at cost	(1,344.4)	(1,155.9)
Total Stockholders’ Equity	1,816.3	1,848.3
Total Liabilities and Stockholders’ Equity	$3,140.2	$3,160.7
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net earnings	$215.9	$119.5
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	39.0	40.0
Stock based compensation expense	8.9	10.4
Net changes in operating assets and liabilities:
Current assets and liabilities	(50.0)	35.9
Noncurrent assets and liabilities	(17.8)	(26.5)
Cash Provided by Operating Activities	196.0	179.3
Investing Activities
Capital expenditures	(30.7)	(24.8)
Investments in marketable securities	(98.3)	(91.1)
Net proceeds from sale of marketable securities	79.0	140.1
Cash (Used in) Provided by Investing Activities	(50.0)	24.2
Financing Activities
Long-term debt repaid	(6.8)	(2.9)
Common stock repurchases	(198.1)	(56.7)
Net proceeds from stock option activity	14.5	2.6
Dividends paid	(83.9)	(77.8)
Cash Used in Financing Activities	(274.3)	(134.8)
Net (decrease) increase in cash and cash equivalents	(128.3)	68.7
Cash and cash equivalents - beginning of period	573.1	374.0
Cash and Cash Equivalents - End of Period	$444.8	$442.7
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Class A Common Stock
Balance at the beginning of period	$130.6	$130.9	$130.8	$130.9
Conversion of Class A Common Stock	—	—	(0.2)	—
Balance at end of period	$130.6	$130.9	$130.6	$130.9
Common Stock
Balance at the beginning of period	$164.7	$164.5	$164.6	$164.5
Conversion of Class A Common Stock	—	$—	0.1	$—
Balance at end of period	$164.7	$164.5	$164.7	$164.5
Capital in Excess of Par Value
Balance at the beginning of period	$528.7	$516.1	$520.4	$509.0
Conversion of Class A Common Stock	—	—	0.2	—
Issuance of share units	(0.1)	—	(5.4)	(6.5)
Vesting of share units	(0.1)	—	(1.8)	(1.6)
Stock based compensation expense	1.1	1.4	8.3	10.2
Exercises of stock options	4.4	(1.1)	7.0	(1.2)
Stock incentives	1.0	0.7	6.3	7.2
Balance at end of period	$535.0	$517.1	$535.0	$517.1
Retained Earnings
Balance at the beginning of period	$2,565.1	$2,336.1	$2,509.6	$2,323.4
Net earnings	118.2	67.8	215.9	119.5
Cash dividends on stock	(41.7)	(38.8)	(83.9)	(77.8)
Balance at end of period	$2,641.6	$2,365.1	$2,641.6	$2,365.1
Accumulated Other Comprehensive Loss (see Note 16)	$(311.2)	$(355.8)	$(311.2)	$(355.8)
Treasury Stock
Balance at the beginning of period	$(1,219.3)	$(1,168.9)	$(1,155.9)	$(1,112.7)
Exercise of stock options	5.7	4.8	7.6	3.7
Stock incentives and directors’ compensation	0.2	0.4	0.2	0.4
Shares repurchased	(131.1)	—	(198.1)	(56.7)
Vesting of share units	0.1	—	1.8	1.6
Balance at end of period	$(1,344.4)	$(1,163.7)	$(1,344.4)	$(1,163.7)
Total Stockholders’ Equity	$1,816.3	$1,658.1	$1,816.3	$1,658.1
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
1.    Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full year. It is suggested the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 12, 2021.
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
The nature, timing and amount of revenue for a respective performance obligation are consistent for each customer. The Company measures the sales transaction price based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Sales and value added taxes are excluded from the measurement of the transaction price. The Company’s payment terms for the majority of its customers are 30 to 90 days from shipment.
Additionally, certain customers in China pay the Company prior to the shipment of products resulting in a customer deposits liability of $92.9 million and $90.0 million at June 30, 2021 and December 31, 2020, respectively. Customer deposit liabilities are short term in nature and deposits are recognized into revenue within one year of receipt. The Company assesses the collectability of customer receivables based on the creditworthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for doubtful accounts, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors including forward-looking information when establishing adequate allowances for doubtful accounts, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. The Company’s allowance for doubtful accounts was $8.8 million at June 30, 2021 and $5.6 million at December 31, 2020.
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
The following table disaggregates the Company’s net sales by segment. As described above, the Company’s North America segment sales are further disaggregated by major product line. In addition, the Company’s Rest of World segment sales are disaggregated by China and all other Rest of World:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
North America
Water heaters and related parts	$498.1	$396.8	$955.8	$844.6
Boilers and related parts	55.5	41.0	102.0	82.5
Water treatment products	50.0	42.7	98.7	86.3
Total North America	603.6	480.5	1,156.5	1,013.4
Rest of World
China	$238.8	$172.7	$438.0	$263.7
All other Rest of World	24.4	17.0	47.5	36.2
Total Rest of World	263.2	189.7	485.5	299.9
Inter-segment sales	(7.0)	(6.3)	(13.2)	(12.5)
Total Net Sales	$859.8	$663.9	$1,628.8	$1,300.8

3.    Severance and Restructuring Expenses
To align its business to current market conditions, during the three months ended June 30, 2020, the Company recognized $6.1 million of pre-tax severance and restructuring expenses, comprised of $5.2 million severance costs and $0.9 million of other restructuring expenses, as well as a corresponding $1.1 million tax benefit related to these expenses. Of the $6.1 million expense recognized, $2.2 million was related to the North America segment and $3.9 million was related to the Rest of World segment.
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
Supplemental balance sheet information related to leases is as follows:

(dollars in millions)	June 30, 2021	December 31, 2020
Liabilities
Short term: Accrued liabilities	$12.2	$11.1
Long term: Operating lease liabilities	33.9	34.4
Total operating lease liabilities	$46.1	$45.5
Less: Rent incentives and deferrals	(4.1)	(3.9)
Assets
Operating lease assets	$42.0	$41.6

Lease Term and Discount Rate	June 30, 2021
Weighted-average remaining lease term	9.7 years
Weighted-average discount rate	3.35%

4.    Leases (continued)
The components of lease expense were as follows:

(dollars in millions)		Three months ended June 30,
Lease Expense	Classification	2021(1)	2020(2)
Operating lease expense	Cost of products sold	$1.0	$0.8
	Selling, general and administrative expenses	4.1	4.2
(1)2021 includes short-term and variable lease expenses of $0.5 million and $0.6 million, respectively.
(2)2020 includes short-term and variable lease expenses of $0.6 million and $0.5 million, respectively.

(dollars in millions)		Six months ended June 30,
Lease Expense	Classification	2021(1)	2020(2)
Operating lease expense	Cost of products sold	$2.0	$1.5
	Selling, general and administrative expenses	8.1	8.2
(1)2021 includes short-term and variable lease expenses of $1.0 million and $1.2 million, respectively.
(2)2020 includes short-term and variable lease expenses of $1.0 million and $0.9 million, respectively.

Maturities of lease liabilities were as follows:

(dollars in millions)	June 30, 2021
2021	$7.2
2022	11.6
2023	6.9
2024	5.8
2025	4.1
After 2025	21.3
Total lease payments	56.9
Less: imputed interest	(10.8)
Present value of operating lease liabilities	$46.1
5.    Inventories
The following table presents the components of the Company’s inventory balances:

(dollars in millions)	June 30, 2021	December 31, 2020
Finished products	$142.8	$143.4
Work in process	26.4	21.8
Raw materials	185.5	159.2
Inventories, at FIFO cost	354.7	324.4
LIFO reserve	(24.3)	(24.3)
	$330.4	$300.1

6.    Product Warranties
The Company offers warranties on the sales of certain of its products with terms that are consistent with the market and records an accrual for the estimated future claims. The following table presents the Company’s warranty liability activity:

(dollars in millions)	Three Months Ended June 30,
	2021	2020
Balance at April 1,	$141.6	$135.3
Expense	15.3	12.3
Claims settled	(12.0)	(11.6)
Balance at June 30,	$144.9	$136.0

(dollars in millions)	Six Months Ended June 30,
	2021	2020
Balance at January 1,	$142.3	$134.3
Expense	27.9	25.8
Claims settled	(25.3)	(24.1)
Balance at June 30,	$144.9	$136.0
7.    Long-Term Debt
During the three months ended June 30, 2021, the Company renewed and amended its $500 million multi-year multi-currency revolving credit agreement with a new expiration date of April 1, 2026. The facility has an accordion provision that allows it to be increased up to $850 million if certain conditions (including lender approval) are satisfied. Borrowings under bank credit lines and commercial paper borrowings are supported by a $500 million revolving credit agreement. At its option, the Company either maintains cash balances or pays fees for bank credit and services. The Company did not have borrowings on this facility as of June 30, 2021.
8.    Earnings per Share of Common Stock
The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Denominator for basic earnings per share - weighted average shares	160,241,814	161,208,194	160,880,724	161,539,991
Effect of dilutive stock options and share units	1,490,159	965,648	1,374,828	995,675
Denominator for diluted earnings per share	161,731,973	162,173,842	162,255,552	162,535,666
9.    Stock Based Compensation
The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the Plan) effective January 1, 2007. The Plan was most recently reapproved by stockholders on April 15, 2020. The Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options or share units at June 30, 2021 was 6,776,930. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.
Total stock based compensation expense recognized in the three months ended June 30, 2021 and 2020 was $1.5 million and $1.4 million, respectively. Total stock based compensation expense recognized in the six months ended June 30, 2021 and 2020 was $8.9 million and $10.4 million, respectively.

9.    Stock Based Compensation (continued)
Stock Options
The stock options granted in the six months ended June 30, 2021 and 2020 have three year pro rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant. For active employees, all options granted in 2021 and 2020 expire ten years after the date of grant. The Company’s stock options are expensed ratably over the three year vesting period; however, included in stock option expense for the six months ended June 30, 2021 and 2020 was expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Stock based compensation expense attributable to stock options in the three months ended June 30, 2021 and 2020 was $0.5 million and $0.7 million, respectively. Stock based compensation expense attributable to stock options in the six months ended June 30, 2021 and 2020 was $4.1 million and $5.2 million, respectively.

Changes in options, all of which relate to the Company’s Common Stock, were as follows for the six months ended June 30, 2021:

	Weighted- Avg. Per Share Exercise Price	Number of Options	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2021	$43.01	2,785,654
Granted	60.85	368,780
Exercised	36.02	(459,527)
Forfeited	48.44	(8,638)
Outstanding at June 30, 2021	46.63	2,686,269	7 years	$68.3
Exercisable at June 30, 2021	44.37	1,611,487	6 years	$44.6
The weighted-average fair value per option at the date of grant during the six months ended June 30, 2021 and 2020 using the Black-Scholes option-pricing model was $14.03 and $8.15, respectively. Assumptions were as follows:

	Six Months Ended June 30,
	2021	2020
Expected life (years)	5.8	5.7
Risk-free interest rate	1.2%	1.6%
Dividend yield	1.6%	2.1%
Expected volatility	27.4%	23.6%
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
Restricted Stock and Share Units
Participants may also be awarded shares of restricted stock or share units under the Plan. Share units vest three years after the date of grant. The Company granted 100,676 and 169,539 share units under the Plan in the six months ended June 30, 2021 and 2020, respectively. The share units were valued at $6.1 million and $7.2 million at the date of issuance in 2021 and 2020, respectively, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period; however, included in share unit expense in the three and six months ended June 30, 2021 and 2020 was expense associated with accelerated vesting of share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period. Stock based compensation expense attributable to share units of $1.0 million and $0.7 million was recognized in the three months ended June 30, 2021 and 2020, respectively. Stock based compensation expense attributable to share units of $4.8 million and $5.2 million was recognized in the six months ended June 30, 2021 and 2020, respectively. Certain non-

9.    Stock Based Compensation (continued)
U.S.-based employees receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.
A summary of share unit activity under the Plan is as follows for the six months ended June 30, 2021:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2021	426,786	$46.99
Granted	100,676	60.74
Vested	(94,320)	60.73
Forfeited	(3,640)	52.52
Issued and unvested at June 30, 2021	429,502	47.17
10.    Pensions
The following table presents the components of the Company’s net pension income:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$0.4	$0.3	$0.8	$0.7
Interest cost	3.6	5.8	7.2	11.5
Expected return on plan assets	(12.0)	(13.0)	(24.0)	(26.0)
Amortization of unrecognized loss	5.2	5.0	10.4	9.9
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.2)
Defined benefit plan income	$(2.9)	$(2.0)	$(5.8)	$(4.1)
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

11.    Segment Results (continued)
The following table presents the Company’s segment results:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales
North America	$603.6	$480.5	$1,156.5	$1,013.4
Rest of World	263.2	189.7	485.5	299.9
Inter-segment	(7.0)	(6.3)	(13.2)	(12.5)
	$859.8	$663.9	$1,628.8	$1,300.8
Segment earnings (losses)
North America(1)	$141.7	$105.4	$272.1	$232.5
Rest of World(2)	22.3	(5.8)	34.1	(48.0)
Inter-segment	—	(0.3)	—	(0.3)
	164.0	99.3	306.2	184.2
Corporate expense	(11.8)	(9.8)	(26.9)	(24.8)
Interest expense	(0.9)	(2.5)	(1.9)	(4.7)
Earnings before income taxes	151.3	87.0	277.4	154.7
Provision for income taxes	33.1	19.2	61.5	35.2
Net earnings	$118.2	$67.8	$215.9	$119.5

(1)includes severance and restructuring expenses of:	$—	$2.2	$—	$2.2
(2)includes severance and restructuring expenses of:	$—	$3.9	$—	$3.9
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
The following table presents assets (liabilities) measured at fair value on a recurring basis (dollars in millions):

Fair Value Measurement Using	June 30, 2021	December 31, 2020
Quoted prices in active markets for identical assets (Level 1)	$137.1	$116.5
Significant other observable inputs (Level 2)	(0.6)	(4.3)
Items measured at fair value were comprised of the Company’s marketable securities (Level 1) and derivative instruments (Level 2). There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis during the six months ended June 30, 2021.

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
The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts that are designated as cash flow hedges:

(dollars in millions)	June 30, 2021		December 31, 2020
	Buy	Sell	Buy	Sell
British pound	$—	$0.5	$—	$1.0
Canadian dollar	—	69.8	—	79.7
Euro	23.8	—	32.7	—
Mexican peso	19.1	—	16.5	—
Total	$42.9	$70.3	$49.2	$80.7
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
The after-tax gains and losses on the contracts as of June 30, 2020 were recorded in accumulated other comprehensive loss and will be reclassified into cost of products sold in the period in which the underlying transaction is recorded in earnings. The after-tax gains and losses on the contracts will be reclassified within one year.
Net Investment Hedges
The Company enters into certain foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For the derivative instruments that are designated and qualify as net investment

13.    Derivative Instruments (continued)
hedges, gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its non-U.S. subsidiaries. These hedges are determined to be effective. The Company recognized $(0.1) million of after-tax losses associated with hedges of a net investment in non-U.S. subsidiaries in currency translation adjustment in other comprehensive income in both the three and six months ended June 30, 2021. The Company recognized $(0.1) million and $0.7 million of after-tax (losses) gains associated with hedges of a net investment in non-U.S. subsidiaries in currency translation adjustment in other comprehensive income in the three and six months ended June 30, 2020, respectively.
The following tables present the impact of derivative contracts on the Company’s financial statements.
Fair value of derivatives designated as hedging instruments under ASC 815:

(dollars in millions)	Balance Sheet Location	June 30, 2021	December 31, 2020
Foreign currency contracts	Other current assets	$1.4	$2.7
	Accrued liabilities	(2.0)	(7.0)
Total derivatives designated as hedging instruments		$(0.6)	$(4.3)
The effect of cash flow hedges on the condensed consolidated statement of earnings:
Three Months Ended June 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivatives		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of (loss) gain reclassified from accumulated other comprehensive loss into earnings
	2021	2020		2021	2020
Foreign currency contracts	$0.4	$(0.6)	Cost of products sold	$(0.8)	$0.5
Commodities contracts	—	0.1	Cost of products sold	—	—
	$0.4	$(0.5)		$(0.8)	$0.5
Six Months Ended June 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of (loss) gain recognized in other comprehensive loss on derivatives		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of (loss) gain reclassified from accumulated other comprehensive loss into earnings
	2021	2020		2021	2020
Foreign currency contracts	$(2.5)	$0.8	Cost of products sold	$(1.1)	$1.3
Commodities contracts	—	(0.1)	Cost of products sold	—	—
	$(2.5)	$0.7		$(1.1)	$1.3
14.    Income Taxes
The Company’s effective income tax rate for the three and six months ended June 30, 2021 was 21.9 percent and 22.2 percent, respectively. The Company estimates that its annual effective income tax rate for the full year 2021 will be approximately 23.0 percent. The effective income tax rate for the three and six months ended June 30, 2020 was 22.1 percent and 22.8 percent, respectively. The change in the effective income tax rate for the six months ended June 30, 2021 compared to the effective income tax rate for the six months ended June 30, 2020 was primarily due to a change in geographical earnings mix.
As of June 30, 2021, the Company had $9.0 million of unrecognized tax benefits of which $0.5 million would affect its effective income tax rate if recognized. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company’s U.S. federal income tax returns for 2017-2021 are subject to audit. The Company is subject to state and local income tax audits for tax years 2002-2021. The Company is subject to non-U.S. income tax examinations for years 2015-2021.

15.    Commitments and Contingencies
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
Before considering any reduction of distributor rebate accruals of $6.5 million and $5.4 million as of June 30, 2021 and December 31, 2020, respectively, and from the resale of the related inventory, the gross amount the Company would be obligated to repurchase, which would be contingent on the default of all of the outstanding loans, was approximately $10.3 million as of June 30, 2021 and $6.5 million as of December 31, 2020. The Company’s reserves for estimated losses under repurchase arrangements were immaterial as of June 30, 2021 and December 31, 2020.
16.    Changes in Accumulated Other Comprehensive Loss by Component
Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)	Three Months Ended June 30,
	2021		2020
Cumulative foreign currency translation
Balance at beginning of period	$(49.5)		$(84.2)
Other comprehensive income before reclassifications	4.9		3.7
Balance at end of period	(44.6)		(80.5)
Unrealized net (loss) gain on cash flow derivatives
Balance at beginning of period	(1.4)		0.5
Other comprehensive gain (loss) before reclassifications	0.3		(0.4)
Realized losses (gains) on derivatives reclassified to cost of products sold (net of income tax (benefit) provision of $(0.2) and $0.1 in 2021 and 2020, respectively)	0.6		(0.4)
Balance at end of period	(0.5)		(0.3)
Pension liability
Balance at beginning of period	(269.9)		(278.7)
Amounts reclassified from accumulated other comprehensive loss:(1)	3.8		3.7
Balance at end of period	(266.1)		(275.0)
Accumulated other comprehensive loss, end of period	$(311.2)		$(355.8)

(1) Amortization of pension items:
Actuarial losses	$5.2	(2)	$5.0	(2)
Prior year service cost	(0.1)	(2)	(0.1)	(2)
	5.1		4.9
Income tax benefit	(1.3)		(1.2)
Reclassification net of income tax benefit	$3.8		$3.7
(2)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 - Pensions for additional details.

16. Changes in Accumulated Other Comprehensive Loss by Component (continued)
Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)	Six Months Ended June 30,
	2021		2020
Cumulative foreign currency translation
Balance at beginning of period	$(48.1)		$(66.2)
Other comprehensive income (loss) before reclassifications	3.5		(14.3)
Balance at end of period	(44.6)		(80.5)
Unrealized net gain (loss) on cash flow derivatives
Balance at beginning of period	0.6		0.2
Other comprehensive gain before reclassifications	(1.9)		0.5
Realized losses (gains) on derivatives reclassified to cost of products sold (net of income tax provision (benefit) of $(0.3) and $0.3 in 2021 and 2020, respectively)	0.8		(1.0)
Balance at end of period	(0.5)		(0.3)
Pension liability
Balance at beginning of period	(273.7)		(282.3)
Amounts reclassified from accumulated other comprehensive loss:(1)	7.6		7.3
Balance at end of period	(266.1)		(275.0)
Accumulated other comprehensive loss, end of period	$(311.2)		$(355.8)
(1) Amortization of pension items:
Actuarial losses	$10.4	(2)	$9.9	(2)
Prior year service cost	(0.2)	(2)	(0.2)	(2)
	10.2		9.7
Income tax benefit	(2.6)		(2.4)
Reclassification net of income tax benefit	$7.6		$7.3
(2)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 - Pensions for additional details.

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
Our global supply chain management team continued to navigate through supply chain and logistics challenges in the second quarter of 2021. We have seen supply constraints for certain components and raw materials used in our operations, as well as limited container and trucking capacity, and port closures. We expect those challenges to continue through the rest of the year and we remain in close communication with our suppliers to identify and manage inventory levels.
In our North America segment, we expect residential water heater industry volumes will increase approximately three percent in 2021 compared with 2020, driven by continued resilient replacement demand and growth in new home construction. We continue to experience inflation across our supply chain, particularly steel and logistics costs. In response to continued material and logistics cost increases, we have implemented price increases, including our announced fourth price increase on water heaters in late June, which is effective on August 1, 2021, at an increase of between ten and 12 percent based on the type of water heater. We believe that commercial water heater industry volumes will increase approximately two percent in 2021 as pandemic-impacted businesses re-open and new construction and replacement installations increase. We expect our boiler sales to grow by low double digits in 2021 compared to 2020 due to pandemic-related pent-up demand as well as our new product introductions. We expect sales of our North America water treatment products to increase by 13 to 14 percent in 2021, compared to 2020, primarily driven by consumer demand for our point of use and point of entry water treatment systems.
In our Rest of World segment, we expect China sales in 2021 to increase 20 to 22 percent in local currency terms compared with 2020 due to higher volumes and increased consumer demand for our higher priced products across our all of our product categories. Our sales in China were negatively impacted by COVID-19 pandemic related shutdowns in 2020. We assume China currency rates will stay at current levels and add approximately $51 million and $4 million to sales and earnings in 2021, respectively.
Combining all of these factors, we expect our consolidated sales to increase by between 17 and 18 percent in 2021. Our guidance excludes the potential impacts from future acquisitions.

RESULTS OF OPERATIONS
SECOND QUARTER AND FIRST SIX MONTHS OF 2021 COMPARED TO 2020
Sales in the second quarter of 2021 were $860 million, or approximately 30 percent higher than sales of $664 million in the second quarter of 2020. Sales in the first six months of 2021 were $1,629 million or approximately 25 percent higher than $1,301 million in the same period last year. Both periods in 2020 were negatively impacted by the COVID-19 pandemic. Our sales increase in the second quarter and first six months of 2021 compared to the same periods of the previous year was primarily driven by higher water heater, boiler, and water treatment sales in North America and higher sales in China. Our sales in China also benefited from currency translation of approximately $20 million and $34 million in the second quarter and first six months of 2021, respectively, due to the Chinese currency's appreciation against the U.S. Dollar.
Gross profit margin in the second quarter of 2021 was 37.4 percent compared to gross profit margin of 37.3 percent in the prior-year period. Gross profit margin in the first six months of 2021 was 37.5 percent compared to the gross profit margin of 37.4 percent in the first six months of 2020.
Selling, general, and administrative (SG&A) expenses in the second quarter and first six months of 2021 increased by $17.2 million and $9.9 million, respectively, compared to the prior-year periods. The increase in SG&A expenses in the second quarter and first six months of 2021 was primarily due to higher engineering, selling, and advertising expenses and higher management incentive expenses related to increased sales versus the prior-year periods. Higher SG&A expenses in both the second quarter and first six months of 2021 were partially offset by the lower spending in China associated with headcount reductions, store closures and other cost-saving measures implemented during 2020.
During the second quarter of 2020, to align our business to market conditions, we recognized $6.1 million of pre-tax severance and restructuring expenses, primarily comprised of $5.2 million of severance costs and $0.9 million of other restructuring expenses. These activities are reflected in “severance and restructuring expenses” in the accompanying financial statements.
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
Interest expense in the second quarter of 2021 was $0.9 million compared to $2.5 million in the same period last year. Interest expense in the first half of 2021 was $1.9 million compared to $4.7 million in the same period the previous year. The decrease in interest expense in the second quarter and first six months of 2021 compared to the same periods last year was primarily due to lower debt levels.
Other income was $3.9 million in the second quarter of 2021 and was essentially equal to $4.0 million in the same period last year. Other income in the first six months of 2021 was $8.9 million compared to $8.2 million in the first half of 2020. The increase in other income in the first half of 2021 compared to the same period last year was primarily due to higher pension income and higher currency translation gains, partially offset by lower interest income.
Our pension costs and credits are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages, and years of service. We consider current market conditions, including changes in interest rates, in making these assumptions. Our assumption for the expected rate of return on plan assets is 6.25 percent in 2021 compared to 6.75 percent in 2020. The discount rate used to determine net periodic pension costs decreased to 2.45 percent in 2021 from 3.18 percent in 2020. Pension income for the second quarter and first half of 2021 was $2.9 million and $5.8 million, respectively, compared to $2.0 million and $4.1 million in the second quarter and first half of 2020, respectively. The service cost component of our pension income is reflected in cost of products sold and SG&A expenses. All other components of our pension income are reflected in other income.
Our effective income tax rates for the second quarter and first six months of 2021 were 21.9 percent and 22.2 percent, respectively. Our effective income tax rates for the second quarter and first six months of 2020 were 22.1 percent and 22.8 percent, respectively. Our effective income tax rate in the second quarter of 2021 was essentially the same as the prior year period. Our effective income tax rate in the first half of 2021 was lower than the effective income tax rate in the same period of 2020 primarily due to a change in geographic earnings mix. We estimate that our annual effective income tax rate for the full year 2021 will be approximately 23.0 percent.
North America
Sales in the North America segment were $604 million in the second quarter of 2021, or $123 million higher than sales of $481 million in the second quarter of 2020. Sales in the first six months of 2021 were $1,157 million or $144 million higher than sales of $1,013 million in the same period last year. The increase in sales in the second quarter of 2021 compared to the prior-year period was primarily due to higher water heater, boiler, and water treatment volumes and the benefit of recent price increases implemented to offset higher material and transportation costs. The higher segment sales in the first six months of 2021 were primarily due to the factors above, partially offset by lower U.S. commercial water heater volumes.
North America segment earnings were $141.7 million in the second quarter of 2021, or approximately 34 percent higher than segment earnings of $105.4 million in the same period of 2020. Segment earnings in the first six months of 2021 were $272.1 million, or approximately 17 percent higher than segment earnings of $232.5 in the first six months of 2020. Segment margin of 23.5 percent in the second quarter of 2021 was higher than 21.9 percent in the same period last year. Segment margin of 23.5 percent in the first six months of 2021 was higher than 22.9 percent in the same period last year. Adjusted segment earnings and adjusted segment margin in the second quarter of 2020 were $107.6 million and 22.4 percent, respectively. Adjusted segment earnings and adjusted segment margin in the first half of 2020 were $234.7 million and 23.2 percent, respectively. Higher segment earnings and segment margin in the second quarter and first six months of 2021 compared to the prior-year periods were primarily driven by higher volumes and inflation-related price increases implemented to offset higher costs, partially offset by higher material and freight costs. Segment earnings and margin in the prior-year periods were also adversely impacted by certain costs related to the pandemic, including temporarily moving production from Mexico to the U.S., paying employees during temporary plant shutdowns, proactively deep cleaning facilities, paying benefits during employee furloughs and other costs, which were approximately $5.5 million. We expect the full-year segment margin to be between 22.75 and 23.0 percent in 2021.

Adjusted segment earnings and adjusted segment margin in 2020 exclude $2.2 million of pre-tax severance and restructuring expenses associated with an initiative to align our business to market conditions.
Rest of World
Sales in the Rest of World segment were $263 million in the second quarter of 2021 or $73 million higher than sales of $190 million in the second quarter of 2020. Sales in the first six months of 2021 were $486 million or $186 million higher than sales of $300 million in the first six months of 2020. Sales in China increased approximately 38 percent in U.S. dollar terms and 26 percent in local currency in the second quarter of 2021 and increased approximately 66 percent in U.S. dollar terms and 53 percent in local currency in the first six months of 2021 compared to the same periods last year. The increase in Rest of World sales in the second quarter and first half of 2021 was primarily due to sales growth in each of our major product lines in China compared to the same periods last year. In addition, our sales in China benefited from currency translation of approximately $20 million and $34 million in the second quarter and first half of 2021, respectively, compared to the same periods last year, due to the appreciation of the Chinese currency compared to the U.S. dollar.
Rest of World segment earnings were $22.3 million in the second quarter of 2021, compared to losses of $5.8 million in the second quarter of 2020. Segment earnings in the first six months of 2021 were $34.1 million, compared to losses of $48.0 million in the first half of 2020. Segment margin was 8.5 percent and 7.0 percent in the second quarter and first half of 2021, compared to negative margins in both prior year periods. Adjusted segment losses in the second quarter and first half of 2020 were $1.9 million and $44.1 million, respectively. Higher segment earnings and segment margin in the second quarter and first six months of 2021 compared to the prior-year periods, which were negatively impacted by shutdowns and reduced consumer spending resulting from the pandemic, were primarily driven by higher volumes and lower selling and administrative costs in China compared to the same periods last year. Higher second quarter 2021 earnings and margin were partially offset by the absence of social insurance waivers, which we received in China in the prior-year period. We expect full-year segment margin to be approximately eight percent in 2021.
Adjusted segment earnings in 2020 exclude $3.9 million of pre-tax severance and restructuring expenses associated with an initiative to align our business to market conditions.
Outlook
We expect our consolidated sales to grow between 17 and 18 percent in 2021 on strong China, North America water heater, water treatment and boiler sales, enhanced by pricing actions. Our sales growth projection includes approximately $50 million of benefit from China currency translation. We increased the midpoint of our EPS guidance for 2021 and we believe we will achieve full-year net earnings of between $2.70 and $2.76 per share. Our 2021 guidance excludes the potential impacts from future acquisitions.
Liquidity & Capital Resources
Working capital of $678.7 million at June 30, 2021, was $53 million lower than at December 31, 2020. The change in working capital was driven by sales-related increases to accounts receivable balances and higher inventories and was more than offset by lower cash balances primarily due to repurchases of our common stock. As of June 30, 2021, approximately $439 million of our $582 million of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. In addition, during the second quarter of 2021, we repatriated approximately $160 million of cash from our foreign subsidiaries. We intend to use these proceeds to repurchase shares of our common stock.
Cash provided by operations in the first six months of 2021 was $196.0 million compared with $179.3 million during the same period last year. The impact of higher earnings were partially offset by increased investments in working capital compared with the same period in 2020, resulting in increased cash flow from operations in the first six months of 2021. For the full year 2021, we expect cash provided by operating activities will be between $500 and $525 million, lower than 2020 cash provided by operating activities of $562 million primarily due to higher investments in working capital, partially offset by higher earnings compared to the prior year.
Capital expenditures totaled $30.7 million in the first six months of 2021, compared with $24.8 million in the year-ago period. We project 2021 capital expenditures will be between $85 and $90 million, and full-year depreciation and amortization expense will be approximately $80 million.
During the second quarter of 2021, we renewed and amended our $500 million revolving credit facility, which now expires on April 1, 2026. The renewed and amended facility, with a group of nine banks, has an accordion provision that allows it to be increased up to $850 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of June 30, 2021. We did not have borrowings on this facility as of June 30, 2021.

The facility backs up commercial paper and credit line borrowings. At June 30, 2021, we had an available borrowing capacity of $500 million under this facility. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.
Our total debt decreased by $6.8 million from $113.2 million at December 31, 2020 to $106.4 million at June 30, 2021. Our leverage, as measured by the ratio of total debt to total capitalization, calculated excluding operating lease liabilities, was 5.5 percent at June 30, 2021, compared with 5.8 percent at December 31, 2020.
Our pension plan continues to meet all funding requirements under ERISA regulations. We are not required to make a contribution and we do not plan to make any voluntary contributions to the plan in 2021.
In the first quarter of 2021, our Board of Directors approved adding 7,000,000 shares of common stock to our existing discretionary share repurchase authority. Under our share repurchase program, we may purchase our common stock through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors, which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. During the first six months of 2021, we repurchased 2,978,657 shares of our stock at a total cost of $198.1 million. At June 30, 2021, we had 5,635,167 million shares remaining on the share repurchase authority. Depending on factors such as stock price, working capital requirements and alternative investment opportunities, we expect to spend approximately $400 million on stock repurchases in 2021 through a combination of our Rule 10b5-1 automatic trading plan and opportunistic repurchases in the open market.
On July 12, 2021, our Board of Directors declared a regular quarterly cash dividend of $0.26 per share on our Common Stock and Class A common stock. The dividend is payable on August 16, 2021, to shareholders of record on July 30, 2021.

Non-GAAP Financial Information
We provide a non-GAAP measure, adjusted earnings per share (EPS) that excludes severance and restructuring expenses in 2020. We believe that this measure of adjusted EPS provides useful information to investors about our performance and allows management and our investors to better compare our performance period over period.
A. O. SMITH CORPORATION
Adjusted Earnings and Adjusted EPS
(dollars in millions, except per share data)
(unaudited)
The following is a reconciliation of net earnings and diluted EPS to adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Earnings (GAAP)	$118.2	$67.8	$215.9	$119.5
Severance and restructuring expenses, before tax	—	6.1	—	6.1
Tax effect of severance and restructuring expenses	—	(1.1)	—	(1.1)
Adjusted Earnings	$118.2	$72.8	$215.9	$124.5

Diluted EPS (GAAP)	$0.73	$0.42	$1.33	$0.74
Severance and restructuring expenses, per diluted share	—	$0.04	—	0.04
Tax effect of severance and restructuring expenses per diluted share	—	$(0.01)	—	(0.01)
Adjusted EPS	$0.73	$0.45	$1.33	$0.77
A. O. SMITH CORPORATION
Adjusted Segment Earnings
(dollars in millions)
(unaudited)
The following is a reconciliation of reported segment earnings to adjusted segment earnings (non-GAAP):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment Earnings (GAAP)
North America	$141.7	$105.4	$272.1	$232.5
Rest of World	22.3	(5.8)	34.1	(48.0)
Inter-segment earnings elimination	—	(0.3)	—	(0.3)
Total Segment Earnings (GAAP)	$164.0	$99.3	$306.2	$184.2
Adjustments
North America(1)	$—	$2.2	$—	$2.2
Rest of World(2)	—	3.9	—	3.9
Total Adjustments	$—	$6.1	$—	$6.1
Adjusted Segment Earnings
North America	$141.7	$107.6	$272.1	$234.7
Rest of World	22.3	(1.9)	34.1	(44.1)
Inter-segment earnings elimination	—	(0.3)	—	(0.3)
Total Adjusted Segment Earnings	$164.0	$105.4	$306.2	$190.3
(1) In the second quarter of 2020, the Company recognized $2.2 million of severance and restructuring expenses. For additional information, see Note 3 of the notes to the financial statements.
(2) In the second quarter of 2020, the Company recognized $3.9 million of severance and restructuring expenses. For additional information, see Note 3 of the notes to the financial statements.

A. O. SMITH CORPORATION
2021 EPS Guidance and 2020 Adjusted EPS
(unaudited)
The following is a reconciliation of diluted EPS to adjusted EPS (non-GAAP):

	2021 Guidance	2020
Diluted EPS (GAAP)	$2.70 - 2.76	$2.12
Severance and restructuring expenses per diluted share, net of tax	—	0.04
Adjusted EPS	$2.70 - 2.76	$2.16
Critical Accounting Policies
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2020. We believe that at June 30, 2021, there has been no material change to this information.
Recent Accounting Pronouncement
Refer to Recent Accounting Pronouncement in Note 1 – Basis of Presentation in the notes to our condensed consolidated financial statements included in Part 1 Financial Information.
Forward Looking Statements
This filing contains statements that the Company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “continue,” “guidance” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: negative impacts to the Company’s businesses, including demand for its products, particularly commercial products, operations and workforce dislocation and disruption, supply chain disruption and liquidity as a result of the severity and duration of the COVID-19 pandemic; lengthening or deepening of supply chain bottlenecks; an uneven recovery of the Chinese economy or decline in the growth rate of consumer spending or housing sales in China; negative impact to the Company’s businesses from international tariffs, trade disputes and geopolitical differences; potential weakening in the high-efficiency boiler segment in the U.S.; significant volatility in material availability and prices; inability of the Company to implement or maintain pricing actions; a failure to recover or further weakening in U.S. residential or commercial construction or instability in the Company’s replacement markets; foreign currency fluctuations; the Company’s inability to successfully integrate or achieve its strategic objectives resulting from acquisitions; competitive pressures on the Company’s businesses; the impact of potential information technology or data security breaches; changes in government regulations or regulatory requirements; and adverse developments in general economic, political and business conditions in key regions of the world. Forward-looking statements included in this filing are made only as of the date of this filing, and the Company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the Company, or persons acting on its behalf, are qualified entirely by these cautionary statements.
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

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon this evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of June 30, 2021 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS
There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 15 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the first quarter of 2021, our Board of Directors approved adding 7,000,000 shares of common stock to the existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In the second quarter of 2021, we repurchased 1,903,457 shares at an average price of $68.87 per share and at a total cost of $131.1 million. As of June 30, 2021, there were 5,635,167 shares remaining on the existing repurchase authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 1 - April 30, 2021	546,000	67.81	546,000	6,992,624
May 1 - May 31, 2021	556,801	69.43	556,801	6,435,823
June 1 - June 30, 2021	800,656	69.21	800,656	5,635,167
ITEM 6 - EXHIBITS
Refer to the Exhibit Index on page 26 of this report.

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Summary of Directors' Compensation

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2021 and 2020, (ii) the Condensed Consolidated Statement of Comprehensive Earnings for the three and six months ended June 30, 2021 and 2020, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2021, and December 31, 2020 (iv) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2021 and 2020 (v) the Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020 (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

July 30, 2021	/s/ Helen E. Gurholt
Helen E. Gurholt
Vice President and Controller

/s/ Charles T. Lauber
Charles T. Lauber
Executive Vice President and Chief Financial Officer