Form 10-K
period 2021-12-31
SMITH A O CORP
filed 2022-02-11
CIK 91142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number 1-475
A. O. Smith Corporation
(Exact name of registrant as specified in its charter)
Delaware
(State of Incorporation)
11270 West Park Place, Milwaukee, Wisconsin
(Address of Principal Executive Office)
39-0619790
(I.R.S. Employer Identification No.)
53224-9508
(Zip Code)
(414) 359-4000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Shares of Stock Outstanding January 31, 2022	Name of Each Exchange on Which Registered
Class A Common Stock (par value $5.00 per share)	None	25,973,661	Not listed
Common Stock (par value $1.00 per share)	AOS	131,414,105	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                              ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Act.)          ☐  Yes    ☒  No
The aggregate market value of voting stock held by non-affiliates of the registrant was $61,120,355 for Class A Common Stock and $9,439,335,980 for Common Stock as of June 30, 2021.
DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the company’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference in Part III).

A. O. Smith Corporation
Index to Form 10-K
Year Ended December 31, 2021

PART 1
ITEM 1 – BUSINESS
As used in this annual report on Form 10-K, references to the “Company,” “A. O. Smith,” “AOS,” “we,” “us,” and “our” refer to A. O. Smith and its consolidated subsidiaries. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data” in this annual report on Form 10-K. Our company is comprised of two reporting segments: North America and Rest of World. Our Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential and commercial gas, heat pump and electric water heaters, boilers, tanks and water treatment products. Both segments primarily manufacture and market in their respective regions of the world.
NORTH AMERICA
We serve residential and commercial end markets in North America with a broad range of products including:
Water heaters. Our residential and commercial water heaters come in sizes ranging from 2.5 gallon (point-of-use) models to 2,500 gallon products with varying efficiency ranges. We offer electric, natural gas and liquid propane tank-type models as well as tankless (gas and electric), heat pump and solar tank units. In 2021, we further expanded our market presence and product offerings with our acquisition of Giant Factories, Inc., (Giant) a Canada-based manufacturer of residential and commercial water heaters. Typical applications for our water heaters include residences, restaurants, hotels and motels, office buildings, laundries, car washes, schools and small businesses.
Boilers. Our residential and commercial boilers range in size from 45,000 British Thermal Units (BTUs) to 6.0 million BTUs. Our boilers are primarily used in space heating applications for residences, hospitals, schools, hotels and other large commercial buildings.
Water treatment products. With the acquisition of Aquasana, Inc. (Aquasana) in 2016 we entered the water treatment market. We expanded our product offerings with the acquisitions of Hague Quality Water International (Hague) in 2017, Water-Right, Inc. (Water-Right) in 2019 and Master Water Conditioning Corporation (Master Water) in 2021. Our water treatment products range from point-of-entry water softeners, solutions for problem well water, and whole-home water filtration products to on-the-go filtration bottles and point-of-use carbon and reverse osmosis products. We also offer a complete line of food and beverage filtration products. Typical applications for our water treatment products include residences, restaurants, hotels and offices.
Other. In our North America segment, we also manufacture expansion tanks, commercial solar water heating systems, swimming pool and spa heaters, related products and parts.
A significant portion of our North America sales is derived from the replacement of existing products.
We believe we are the largest manufacturer and marketer of water heaters in North America with a leading share in both the residential and commercial portions of the market. In the commercial portions of the market for both water heating and space heating, we believe our comprehensive product lines and our high-efficiency products give us a competitive advantage. Our wholesale distribution channel, where we sell our products primarily under the A. O. Smith and State brands, includes more than 1,100 independent wholesale plumbing distributors serving residential and commercial end markets. We also sell our residential water heaters through the retail and maintenance, repair and operations (MRO) channels. In the retail channel, our customers include four of the six largest national hardware and home center chains, including a long-standing exclusive relationship with Lowe’s where we sell A. O. Smith branded products.
Our Lochinvar brand is one of the leading residential and commercial boiler brands in the U.S. Approximately 45 percent of Lochinvar branded sales consist of residential and commercial water heaters while the remaining 55 percent of Lochinvar branded sales consist primarily of boilers and related parts. Our commercial boiler distribution channel is primarily comprised of manufacturer representative firms, the remainder of our Lochinvar branded products are distributed through wholesale channels.
We sell our A. O. Smith branded water treatment products through Lowe's, Amazon, and our wholesale distribution channels. Our Aquasana branded products are primarily sold directly to consumers through e-commerce as well as online retailers including Amazon and through other retail chains. Our water softener branded products and problem well water solutions, which include Hague, Water-Right, and Master Water are sold through water quality dealers. Our water softener products are also sold through home center retail chains.
Our energy-efficient product offerings continue to be a sales driver for our business. Our condensing commercial water heaters and boilers continue to be an option for commercial customers looking for high-efficiency water and space heating with a short payback period through energy savings. We offer residential heat pump, condensing tank-type and tankless water heaters in North America, as well as other higher efficiency water heating solutions to round out our energy-efficient product offerings. In addition, during 2021 we launched a commercial heat pump water heater to align with greenhouse gas emission reduction trends across the country.
We sell our products in highly competitive markets. We compete in each of our targeted market segments based on product design, reliability, quality of products and services, advanced technologies, energy efficiency, maintenance costs and price. Our principal water heating and boiler competitors in North America include Rheem, Bradford White, Rinnai, Aerco and Navien. Numerous other manufacturing companies also compete. Our principal water treatment competitors in the U.S. are Culligan, Kinetico, Pentair, Franklin Electric and Ecowater as well as numerous regional assemblers.
REST OF WORLD
We have operated in China for more than 25 years. In that time, we have established A. O. Smith brand recognition in the residential and commercial markets. The Chinese water heater market is predominantly comprised of electric wall-hung, gas tankless, combi-boiler, heat pump and solar water heaters. We believe we are one of the leading suppliers of water heaters and reverse osmosis water treatment products to the residential market in China in dollar terms. We manufacture and market residential water treatment products, primarily incorporating reverse osmosis technology, and commercial water treatment products. We also design and market range hoods and cooktops in China.
We sell our products in approximately 13,000 points of sale in China, approximately 5,800 are retail outlets in tier one and tier two cities of which over 2,000 exclusively sell our products. We also sell our products through e-commerce channels.
In 2008, we established a sales office in India and began importing products specifically designed for India. We began manufacturing water heaters in India in 2010 and water treatment products in 2015.
Our primary competitors in China in the water heater market segment are Haier and Midea, which are Chinese companies, as well as Rinnai. Our principal competitors in the water treatment market are Angel, Midea, Truliva, and Xiaomi. In India, we compete with Racold, Bajaj and Havells in the water heater market and Eureka Forbes, Kent and Hindustan Unilever in the water treatment market. In addition, we sell water heaters in the European and Middle Eastern markets and water treatment products in Hong Kong, Turkey and Vietnam, all of which combined comprised less than 11 percent of total Rest of World sales in 2021.
RAW MATERIALS
Raw materials for our manufacturing operations, primarily consisting of steel, are generally available in adequate quantities, however, the global health pandemic and disruptions in the commercial transportation network have stressed the availability of certain raw materials. There has been volatility in steel costs over the last several years, particularity in 2021 as the steel price index increased over 100 percent compared to the prior year. A portion of our customers have contractual pricing tied to a steel index.
RESEARCH AND DEVELOPMENT
To improve our competitiveness by generating new products and processes, we conduct research and development at our Corporate Technology Center in Milwaukee, Wisconsin, our Global Engineering Center in Nanjing, China, and our operating locations. Our total expenditures for research and development in 2021, 2020 and 2019 were $94.2 million, $80.7 million and $87.9 million, respectively.
PATENTS AND TRADEMARKS
We own and use in our businesses various trademarks, trade names, patents, trade secrets and licenses. Although we believe our trademarks, trade names, patents, trade secrets, and licenses to constitute a valuable asset in the aggregate, we do not regard our business as being materially dependent on any single or group of related trademarks, trade names, patents, trade secrets, or licenses. Our trade name is important with respect to our products, particularly in China, India, and the U.S.
HUMAN CAPITAL
We employed approximately 13,700 employees as of December 31, 2021, primarily non-union. The foundation of how we conduct business and interact with our employees is outlined in the A. O. Smith Corporation Guiding Principles, which were refreshed in 2021, and our Statement of Values. These principles and values help to shape how we hire, train and treat our employees, emphasizing teamwork and promoting diversity in seeking our objectives. We believe that the critical elements of our effort to attract, retain and develop talent are employee engagement, talent development, a focus on employee safety, and market competitive compensation.

We conduct a Global Employee Engagement Survey on a biannual basis. This third-party-managed survey measures employees' level of engagement against external norms and provides us with actionable feedback that drives improvement priorities. Survey participation in 2020 was 96 percent, which we believe indicates our employees' willingness to share their perspectives and a commitment to continuous improvement. We will conduct the survey again in 2022.
We provide all employees with a wide range of professional development experiences, both formal and informal, to help them achieve their full potential. Some of the formal development programs that employees have access to include early-career leadership development programs, front-line leadership development programs, continuous improvement skill-building programs, core process technology councils and tuition reimbursement for degree programs or trade schools. Globally, all office and professional employees have a formal performance review and development plans with a focus on learning by doing.
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
We provide what we believe is a robust total compensation program designed to be market-competitive and internally equitable to attract, retain, motivate and reward a high-performance workforce. Regular internal and external analysis is performed to ensure this market alignment. In addition to salaries, these programs, which vary by country, can include annual performance-based bonuses, stock-based compensation awards, retirement plans with employee matching opportunities, health benefits, health savings and flexible spending accounts, paid time off, family leave, tuition assistance, among others.
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
Economic and Industry Risks
■Our operations could be adversely impacted by material and component price volatility and availability, as well as supplier concentration
The market prices for certain materials and components we purchase, primarily steel, have been volatile. U.S. steel index prices alone increased over 100 percent in 2021. We have also experienced inflation related increases in our transportation costs. In addition, some components are subject to long lead times. Disruptions to the commercial transportation network, including limited container and trucking capacity and port congestion, have increased supplier delivery times for materials and components to our facilities and, in some cases, our ability to timely ship to customers. We engage in ongoing communications with our suppliers to identify and mitigate risk of potential disruptions and to manage our material and component inventory levels. Significant increases in the cost of any of the key materials and components we purchase or delays in their delivery could increase our cost of doing business and ultimately could lead to lower operating earnings if we are not able to recover these cost increases through price increases to our customers. As a response to cost inflation in materials and components, we announced price increases on water heaters in North America in 2021 that compound to approximately 50 percent. Historically, there has been a lag in our ability to recover increased material costs from customers, and that lag, particularly for the price increases that we implemented in 2021, could negatively impact our profitability. In some cases, we are dependent on a limited number of suppliers for some of the raw materials and components we require in the manufacturing of our products. A significant disruption or termination of the supply from one of these suppliers could delay sales or increase costs which could result in a material adverse effect on our financial condition, results of operations and cash flows.
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
•Failure of third parties on which we rely, including our suppliers, distributors, contractors and commercial banks, to meet their obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, workforce disruptions, or mandated shutdowns by governmental authorities, may adversely impact our operations.
•Significant reductions in demand, particularly for our commercial products, or significant volatility in demand and a global economic recession that could reduce demand for our products, resulting from actions taken by governments, businesses, and/or the general public in an effort to limit exposure to and spreading of such infectious diseases, such as travel restrictions, quarantines, and business shutdowns or slowdowns. In addition, there is risk that the commercial sector, such as the restaurant and hospitality industries in which we have customers, will experience long-term shifts in consumer behavior which could negatively impact demand or capacity and may not return to pre-pandemic levels.
•Manufacturing plant inefficiencies due to safety and preventative health measures that we have implemented in our plants to prevent the spread of COVID-19.
•Deterioration of worldwide capital, credit, and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures.
The extent to which the COVID-19 pandemic, or other outbreaks of disease or similar public health threats, materially and adversely impacts our business, results of operations and financial condition remains uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, periodic surges of the virus, the severity of the virus and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak. In addition, we cannot predict how quickly, and to what extent, normal economic and operating conditions can resume, and the resumption of normal business operations may be delayed or constrained by lingering effects of the COVID-19 pandemic on our suppliers, third-party service providers, and/or customers.
■The effects of a global and regional economic conditions could have a material adverse effect on our business
A decline in economic activity, such as recession or economic downturn, in the U.S. and other regions in the world in which we do business, could adversely affect consumer confidence and spending patterns which could result in decreased demand for the products we sell, a delay in purchases, increased price competition, or slower adoption of energy-efficient water heaters and boilers, or high-quality water treatment products, which could negatively impact our profitability and cash flows. Such deterioration in economic conditions could arise from many factors or fears including public health crises or political instability. In addition, an increase in price levels generally or in particular industries (such as the recent inflation in steel prices and logistics costs), could result in a consumer shift away from the products we offer, which could adversely affect our revenues and, at the same time, increase our costs. A deterioration in economic conditions also could negatively impact our vendors and customers, which could result in an increase in bad debt expense, customer and vendor bankruptcies, interruption or delay in supply of materials, or increased material prices, which could negatively impact our ability to distribute, market and sell our products and our financial condition, results of operations and cash flows.
■Because approximately 26 percent of our net sales in 2021 were attributable to China, adverse economic conditions or changes in consumer behavior in China could impact our business
Our sales in China increased 24 percent in local currency in 2021 compared to 2020. Our sales in China were significantly impacted by the COVID-19 pandemic in 2020. We derive a substantial portion of our sales in China from premium-tier products. Changes in consumer preferences and purchasing behaviors including preferences for e-commerce, weakening consumer confidence and sentiment as well as economic uncertainty, socio-political risks, increased competition from Chinese based companies, and the potential future impact of the COVID-19 pandemic, may prompt Chinese consumers to postpone purchases, choose lower-priced products or different alternatives, or lengthen the cycle of replacement purchases. Further deterioration in the Chinese economy may adversely affect our financial condition, results of operations and cash flows.
■Because we participate in markets that are highly competitive, our revenues and earnings could decline as we respond to competition
We sell all of our products in highly competitive and evolving markets. We compete in each of our targeted markets based on product design, reliability, quality of products and services, advanced technologies, product performance, maintenance costs and price. Some of our competitors may have greater financial, marketing, manufacturing, research and development and distribution resources than we have; others may invest little in technology or product development but compete on price and the rapid replication of features, benefits, and technologies, and some are increasingly expanding beyond their existing manufacturing or geographic footprints. In North America, the gas tankless portion of the water heating market has for many years increased as a percentage of the overall market. While we have many gas tankless products, our market share for gas tankless products is lower than our market share for the remainder of the water heating market. Further expansion of the gas tankless portion of the North America market, which we believe was approximately 12 percent of the residential market segment in 2021, could have an impact on our operating results. We cannot assure that our products will continue to compete successfully with those of our competitors. There could be new market participants that change the dynamics of those markets and it is possible that we will not be able to retain our customer base or improve or maintain our profit margins on sales to our customers, all of which could materially and adversely affect our financial condition, results of operations and cash flows.

■Our business could be adversely impacted by changes in consumer purchasing behavior, consumer preferences and technological changes
Consumer preferences for products and the methods in which they purchase products are constantly changing based on, among other factors, cost, convenience, environmental and social concerns and perceptions. Consumer purchasing behavior may shift the product mix in the markets we participate in or result in a shift to other distribution channels, including e-commerce, which continues to expand. For example, consumer preferences may shift toward more efficient gas products or electric powered products due to the increased attention on the impact of greenhouse gas emissions on the environment in response to utility incentive programs, or the emergence of state or federal incentives. In addition, technologies are ever changing. Our ability to timely develop and successfully market new products and to develop, acquire, retain and protect necessary intellectual property rights is essential to our continued success, but cannot reasonably be assured. It is possible that we will not be able to develop new technologies, products or distribution channels to align with consumer purchasing behavior and consumer preferences, which could materially and adversely affect our financial condition, results of operations and cash flows.
■The occurrence or threat of extraordinary events, including natural disasters, political disruptions, terrorist attacks, public health issues, and acts of war, could significantly disrupt production, or impact consumer spending
As a global company with a large international footprint, we are subject to increased risk of damage or disruption to us and our employees, facilities, suppliers, distributors, or customers. Extraordinary events, including natural disasters resulting from but not limited to climate change, political disruptions, terrorist attacks, public health issues, such as the current COVID-19 pandemic, and acts of war may disrupt our business and operations and impact our supply chain and access to necessary raw materials or could adversely affect the economy generally, resulting in a loss of sales and customers. Two of our manufacturing plants are located within a floodplain that has experienced past flooding events. We also have other manufacturing facilities located in hurricane and earthquake zones. Any of these disruptions or other extraordinary events outside of our control that impact our operations or the operations of our suppliers and key distributors could affect our business negatively, harming operating results. In addition, these types of events also could negatively impact consumer spending in the impacted regions or depending on the severity, globally, which could materially and adversely affect our financial condition, results of operations and cash flows.
Business, Operational, and Strategic Risks
■We sell our products and operate outside the U.S., and to a lesser extent, rely on imports and exports, which may present additional risks to our business
Approximately 36 percent of our net sales in 2021 were attributable to products sold outside of the U.S., primarily in China and Canada, and to a lesser extent in Europe and India. We also have operations and business relationships outside the U.S. that comprise a portion of our manufacturing, supply, and distribution. Approximately 6,800 of our 13,700 employees as of December 31, 2021 were located in China. At December 31, 2021, approximately $608 million of cash and marketable securities were held by our foreign subsidiaries, substantially all of which were located in China. International operations generally are subject to various risks, including: political, religious, and economic instability; local labor market conditions; new or increased tariffs or other trade restrictions, or changes to trade agreements; the impact of foreign government regulations, actions or policies; the effects of income taxes; governmental expropriation; the imposition or increases in withholding and other taxes on remittances and other payments by foreign subsidiaries; labor relations problems; the imposition of environmental or employment laws, or other restrictions or actions by foreign governments; and differences in business practices. Unfavorable changes in the political, regulatory, or trade climate, diplomatic relations, or government policies, particularly in relation to countries where we have a presence, including Canada, China, India and Mexico, could have a material adverse effect on our financial condition, results of operations and cash flows or our ability to repatriate funds to the U.S.
■A material loss, cancellation, reduction, or delay in purchases by one or more of our largest customers could harm our business
Net sales to our five largest customers represented approximately 41 percent of our sales in 2021. We expect that our customer concentration will continue for the foreseeable future. Our concentration of sales to a relatively small number of customers makes our relationships with each of these customers important to our business. We cannot assure that we will be able to retain our largest customers. Some of our customers may shift their purchases to our competitors in the future. Our customers may experience financial instability, affecting their ability to pay or make future purchases. Further, a customer may be acquired by a customer of a competitor which could result in our loss of that customer. The loss of one or more of our largest customers, any material reduction or delay in sales to these customers, or our inability to successfully develop relationships with additional customers could have a material adverse effect on our financial position, results of operations and cash flows.
■A portion of our business could be adversely affected by a decline in North American new residential construction, a decline in commercial construction or a decline in replacement-related volume of water heaters and boilers
Residential new construction activity in North America and industry-wide replacement-related volume of water heaters have shown growth which could decline in the future. Commercial construction activity in North America grew in 2021 after declining in 2020. We believe that the significant majority of the markets we serve are for replacement of existing products, and residential water heater replacement volume was strong in 2021. Changes in the replacement volume and in the construction market in North America could negatively affect us.
■An inability to adequately maintain our information systems and their security, as well as to protect data and other confidential information, could adversely affect our business and reputation
In the ordinary course of business, we utilize information systems for day-to-day operations, to collect and store sensitive data and information, including our proprietary and regulated business information and personally identifiable information of our customers, suppliers and business partners, as well as personally identifiable information about our employees. Our information systems are susceptible to outages due to system failures, cybersecurity threats, failures on the part of third-party information system providers, natural disasters, power loss, telecommunications failures, viruses, fraud, theft, malicious actors or breaches of security. Like many companies, we, and some third parties upon which we rely, have experienced cybersecurity attacks on information technology networks and systems, products and services in the past but, to date, none have resulted in any material adverse impact to our financial condition, results of operations, or cash flows. We may experience them in the future, potentially with increasing frequency from increasingly sophisticated cyber threats that could result in operations failure or breach of security that could lead to disruptions of our business activities, the loss or disclosure of both our and our customers’ financial, product and other confidential information and could result in regulatory actions, litigation and have a material adverse effect on our financial condition, results of operations and cash flows and our reputation. We have a response plan in place in the event of a data breach and we continue to take steps to maintain and improve data security and address these risks and uncertainties by implementing and improving internal controls, security technologies, insurance programs, network and data center resiliency and recovery processes.
■Our international operations are subject to risks related to foreign currencies
We have a significant presence outside of the U.S., primarily in China and Canada and to a lesser extent Europe, Mexico, and India, and therefore, hold assets, including $492 million of cash and marketable securities denominated in Chinese renminbi, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. The financial statements of our foreign subsidiaries are translated into U.S. dollars in our consolidated financial statements. Furthermore, typically our products are priced in foreign countries in local currencies. As a result, we are subject to risks associated with operating in foreign countries including fluctuations in currency exchange rates and interest rates, hyperinflation in some foreign countries or global exchange rate instability or volatility that strengthens the U.S. dollar against foreign currencies. As a result, an increase in the value of the U.S. dollar relative to the local currencies of our foreign markets has had and could have a negative effect on our profitability. In addition to currency translation risks, we incur a currency transaction risk whenever one of our subsidiaries enters into either a purchase or sale transaction using a currency different from the operating subsidiaries’ functional currency. The majority of our foreign currency transaction risk results from sales of our products in Canada, a portion of which we manufacture in the U.S, and to a lesser extent from component purchases in Europe and payroll in Mexico. These risks may hurt our reported sales and profits in the future or negatively impact revenues and earnings translated from foreign currencies into U.S. dollars.
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

■Potential acquisitions could use a significant portion of our capital and we may not successfully integrate future acquisitions or operate them profitably or achieve strategic objectives
We acquired Giant, a Canada-based manufacturer of residential and commercial water heaters, on October 19, 2021, for $199 million subject to customary adjustments using a combination of cash and debt. We will continue to evaluate potential acquisitions, and we could use a significant portion of our available capital to fund future acquisitions. We may not be able to successfully integrate Giant or any future acquired businesses or operate them profitably or accomplish our strategic objectives for those acquisitions. If we complete any future acquisitions in new geographies, our unfamiliarity with relevant regulations and market conditions may impact our ability to operate them profitably or achieve our strategic objectives for those acquisitions. Our level of indebtedness may increase in the future if we finance acquisitions with debt, which would cause us to incur additional interest expense and could increase our vulnerability to general adverse economic and industry conditions and limit our ability to service our debt or obtain additional financing. The impact of future acquisitions may have a material adverse effect on our financial condition, results of operations and cash flows.
Legal, Regulatory, and Governance Risks
■Changes in regulations or standards could adversely affect our business
Our products are subject to a wide variety of statutory, regulatory and industry standards and requirements related to, among other items, energy and water efficiency, environmental emissions, labeling and safety. While we believe our products are currently efficient, safe and environment-friendly, federal, foreign, state and local governments may adopt laws, regulations and codes that will require a transition to non-fossil fuel based sources of energy production as well as significantly reducing or eliminating the on-site combustion of fossil fuels in the building sector, such as limiting or prohibiting the delivery of natural gas in new construction. A significant change to regulatory requirements that promote a transition to alternative energy sources as a replacement for gas, or a significant shift in industry standards, could substantially increase manufacturing costs, impact the size and timing of demand for our products, affect the types of products we are able to offer or put us at a competitive disadvantage, any of which could harm our business and have a material adverse effect on our financial condition, results of operations and cash flow.
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
■Our pension plans may require future pension contributions which could limit our flexibility in managing our company
The projected benefit obligation liability of our defined benefit pension plans of $842 million exceeded the fair value of the plan assets of $826 million by approximately $16 million at December 31, 2021. U.S. employees hired after January 1, 2010, have not participated in our defined benefit plan, and benefit accruals for the majority of current salaried and hourly employees ended on December 31, 2014. In 2021 our Board of Directors approved the termination of the previously sunset pension plan, with a termination date of December 31, 2021. We filed a determination letter with the IRS regarding the qualification of the plan termination. In 2022, we plan to annuitize the plan's remaining pension liability. We forecast that we will not be required to make a contribution to the plan in 2022, and we do not plan to make any voluntary contributions. However, we cannot provide any assurance that contributions will not be required in the future. Among the key assumptions inherent in our actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If interest rates and actual rates of return on invested plan assets were to decrease significantly, our pension plan obligations could increase materially. The size of future required pension contributions could result in us dedicating a significant portion of our cash flows from operations to making contributions which could negatively impact our flexibility in managing our company.
■Certain members of the founding family of our company and trusts for their benefit have the ability to influence all matters requiring stockholder approval
We have two classes of common equity: our Common Stock and our Class A Common Stock. The holders of Common Stock currently are entitled, as a class, to elect only one-third of our Board of Directors. The holders of Class A Common Stock are entitled, as a class, to elect the remaining directors. Certain members of the founding family of our company and trusts for their benefit (Smith Family) have entered into a voting trust agreement with respect to shares of our Class A Common Stock and shares of our Common Stock they own. As of December 31, 2021, through the voting trust, these members of the Smith Family own approximately 64.5 percent of the total voting power of our outstanding shares of Class A Common Stock and Common Stock, taken together as a single class, and approximately 96.8 percent of the voting power of the outstanding shares of our Class A Common Stock, as a separate class. Due to the differences in the voting rights between shares of our Common Stock (one-tenth of one vote per share) and shares of our Class A Common Stock (one vote per share), the Smith Family voting trust is in a position to control to a large extent the outcome of matters requiring a stockholder vote, including the adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. This ownership position may increase if other members of the Smith Family enter into the voting trust agreement, and the voting power relating to this ownership position may increase if shares of our Class A Common Stock held by stockholders who are not parties to the voting trust agreement are converted into shares of our Common Stock. The voting trust agreement provides that, in the event one of the parties to the voting trust agreement wants to withdraw from the trust or transfer any of its shares of our Class A Common Stock, such shares of our Class A Common Stock are automatically exchanged for shares of our Common Stock held by the trust to the extent available in the trust. In addition, the trust will have the right to purchase the shares of our Class A Common Stock and our Common Stock proposed to be withdrawn or transferred from the trust. As a result, the Smith Family members that are parties to the voting trust agreement have the ability to maintain their collective voting rights in our company even if certain members of the Smith Family decide to transfer their shares.
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM  2 – PROPERTIES
Properties utilized by us at December 31, 2021 were as follows:
North America
In this segment, we have 19 manufacturing plants located in nine states and two non-U.S. countries, of which 17 are owned directly by us or our subsidiaries and two are leased from outside parties. The terms of leases in effect at December 31, 2021, expire between 2023 and 2025.
Rest of World
In this segment, we have six manufacturing plants located in four non-U.S. countries, of which four are owned directly by us or our subsidiaries and two are leased from outside parties. The terms of leases in effect at December 31, 2021, expire between 2022 and 2025.
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
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY
Pursuant to General Instruction of G(3) of Form 10-K, the following is a list of our executive officers which is included as an unnumbered Item in Part I of this report in lieu of being included in our Proxy Statement for our 2022 Annual Meeting of Stockholders.

Name (Age)	Positions Held	Period Position Was Held
Samuel M. Carver (53)	Senior Vice President – Global Operations	2021 to Present

	Vice President – North America Manufacturing	2011 to 2021

	Director - Operations	2007 to 2011

	Plant Manager	2006 to 2007

Anindadeb V. DasGupta (56)	Senior Vice President	2018 to Present

	President – A. O. Smith Holdings (Barbados) SRL	2018 to Present

	Vice President, Global Head Strategic Marketing; Global Head e-commerce; Global GM Flex & Signage Business Lines – OSRAM GmbH, Munich and Hong Kong (lighting manufacturer)	2014 to 2018

Wallace E. Goodwin (66)	Senior Vice President	2018 to Present

	President and General Manager – Lochinvar, LLC	2018 to Present

	Senior Vice President and General Manager – Lochinvar, LLC	2011 to 2017

	President – APCOM, a division of State Industries, LLC	1999 to 2011

Robert J. Heideman (55)	Senior Vice President – Chief Technology Officer	2013 to Present

	Senior Vice President – Engineering & Technology	2011 to 2012

	Senior Vice President – Corporate Technology	2010 to 2011

	Vice President – Corporate Technology	2007 to 2010

	Director – Materials	2005 to 2007

	Section Manager	2002 to 2005

D. Samuel Karge (47)	Senior Vice President	2018 to Present

	President – North America Water Treatment	2018 to Present

	Vice President, Sales and Marketing – Zurn Industries (water solutions manufacturer)	2016 to 2018

	Vice President & Platform Leader – Pentair Residential Filtration (water solutions manufacturer)	2012 to 2016

Daniel L. Kempken (49)	Senior Vice President – Strategy and Corporate Development	2019 to Present

	Vice President and Controller	2011 to 2019

Name (Age)	Positions Held	Period Position Was Held
Charles T. Lauber (59)	Executive Vice President and Chief Financial Officer	2019 to Present

	Senior Vice President, Strategy and Corporate Development	2013 to 2019

	Senior Vice President – Chief Financial Officer – A. O. Smith Water Products Company	2006 to 2012

	Vice President – Global Finance – A. O. Smith Electrical Products Company	2004 to 2006

	Vice President and Controller – A. O. Smith Electrical Products Company	2001 to 2004

	Director of Audit and Tax	1999 to 2001

Mark A. Petrarca (58)	Senior Vice President – Human Resources and Public Affairs	2006 to Present

	Vice President – Human Resources and Public Affairs	2005 to 2006

	Vice President – Human Resources – A. O. Smith Water Products Company	1999 to 2004

Jack Qiu (49)	Senior Vice President - A. O. Smith China	2020 to Present

	Vice President - A. O. Smith China	2012 to 2020

	General Manager of Residential Gas SBU - A. O. Smith China	2008 to 2012

	Deputy General Manager, Engineering - A. O. Smith China	2003 to 2008

	Engineering Manager - York (Guangzhou) Air Conditioner and Refrigeration Equipment, Co., Ltd.	2000 to 2003

S. Melissa Scheppele (59)	Senior Vice President - Chief Information Officer	2020 to Present

	Vice President and Chief Information Officer - Triumph Group (aerospace and defense business)	2016 to 2020

	Vice President and Chief Information Officer - Ascend Performance Materials (specialty chemical manufacturer)	2013 to 2016

James F. Stern (59)	Executive Vice President, General Counsel and Secretary	2007 to Present

	Partner – Foley & Lardner LLP	1997 to 2007

David R. Warren (58)	Senior Vice President	2017 to Present

	President and General Manager – North America Water Heating	2017 to Present

	Vice President – International	2008 to 2017

	Managing Director – A. O. Smith Water Products Company B.V.	2004 to 2008

	Director, Reliance Sales	2002 to 2004

	Regional Sales Manager	1999 to 2002

	District Sales Manager	1990 to 1996

	Sales Coordinator	1989 to 1990

Name (Age)	Positions Held	Period Position Was Held
Kevin J. Wheeler (62)	Chairman	2020 to Present

	President and Chief Executive Officer	2018 to Present

	President and Chief Operating Officer	2017 to 2018

	Senior Vice President	2013 to 2017

	President and General Manager – North America, India and Europe Water Heating	2013 to 2017

	Senior Vice President and General Manager – North America, India and Europe – A. O. Smith Water Products Company	2011 to 2012

	Senior Vice President and General Manager – U.S. Retail – A. O. Smith Water Products Company	2007 to 2011

	Vice President – International – A. O. Smith Water Products Company	2004 to 2007

	Managing Director – A. O. Smith Water Products Company B.V.	1999 to 2004

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
(b)Holders. As of January 31, 2022, the approximate number of stockholders of record of Common Stock and Class A Common Stock were 552 and 146, respectively. The actual number of stockholders is greater than this number of holders of record, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of stockholders of record also does not include stockholders whose shares may be held in trust by other entities.
(c)Dividends. Dividends declared on the common stock are shown in Note 11 of Notes to Consolidated Financial Statements appearing elsewhere herein.
(d)Stock Repurchases. In 2021, the Board of Directors approved adding 7,000,000 shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In 2021, we repurchased 5,087,467 shares at an average price of $72.03 per share and at a total cost of $366.5 million. As of December 31, 2021, there were 3,526,357 shares remaining on the existing repurchase authorization. After a blackout period on share repurchase activity in the third quarter of 2021 related to the Giant acquisition, we resumed our repurchases in early November. On January 25, 2022, the Board of Directors approved adding 3,500,000 shares of common stock to the existing discretionary share repurchase authority. Including the additional shares, we have approximately 6.8 million shares available for repurchase as of the date of the Board of Directors' approval. We intend to spend approximately $400 million to repurchase Common Stock in 2022 through a combination of 10b5-1 plans and open market purchases.
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
Comparison of Five-Year Cumulative Total Return
From December 31, 2016 to December 31, 2021
Assumes $100 Invested with Reinvestment of Dividends

250
200
150
100
50
0
2016
2017
2018
2019
2020
2021
SMITH (A O) CORP
S&P 500 INDEX
S&P INDUSTRIALS INDEX

	Base Period	Indexed Returns
Company/Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
A. O. Smith Corporation	100.0	130.8	92.3	104.9	123.2	196.0
S&P 500 Index	100.0	121.8	116.5	153.2	181.4	233.4
S&P 500 Select Industrial Index	100.0	121.0	104.9	135.8	150.7	179.2
ITEM 6 – SELECTED FINANCIAL DATA
This item is no longer required as we have adopted the changes to Item 301 of Regulation S-K contained in the Securities and Exchange Commission's Release No. 33-10890.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Our company is comprised of two reporting segments: North America and Rest of World. Our Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential and commercial gas, heat pump and electric water heaters, boilers, tanks, and water treatment products. Both segments primarily manufacture and market in their respective region of the world.
In January 2020, an outbreak of a novel coronavirus (COVID-19) surfaced in Wuhan, China, which by March 2020 had spread throughout the world and was declared a global pandemic. Since March 2020 and continuing into 2021, we experienced impacts to our business and other markets worldwide. As a result of the COVID-19 pandemic and in support of continuing our manufacturing efforts, we have undertaken numerous and meaningful steps to protect our employees, suppliers, and customers. As we continue to receive guidance from governmental authorities, we adjust our safety measures to meet or exceed those guidelines.
Our global supply chain management team continued to navigate through supply chain and logistics challenges in 2021. We have seen supply constraints for certain components and raw materials used in our operations, as well as limited container and trucking capacity, and port congestion and delays. While supply chain issues moderated as we moved into 2022, we remain in close contact with our suppliers and logistics providers to troubleshoot, manage and resolve bottlenecks, as the environment remains unpredictable, particularly with the surge in the Omicron variant of COVID-19.
We seek to continue to grow our core residential and commercial water heating, boiler and water treatment businesses throughout the world. This includes focusing on acquisitions that are related to our core business. Consistent with this strategy, we acquired Giant Factories, Inc. (Giant), a Canada-based manufacturer of residential and commercial water heaters, on October 19, 2021, for $199 million, subject to customary adjustments, using a combination of debt and cash. The acquisition fits squarely in our core capabilities, supplements our presence in Canada and enhances our capacity and distribution in the region. Giant contributed $22.9 million of sales and approximately $0.01 in earnings per share (EPS) to our results in 2021 and we expect Giant will contribute approximately $0.06-$0.08 to our EPS in 2022. We will also continue to look for opportunities to add to our existing operations in high growth regions demonstrated by our previous introductions of water treatment products in India and range hoods and cooktops in China.
In our North America segment, after approximately eight percent growth each year in 2021 and 2020, we expect residential industry water heater volumes will be down approximately two percent in 2022 compared with 2021 as we believe that industry demand will normalize to more historical growth rates. We believe that commercial water heater industry volumes will be flat to slightly down in 2022 compared to 2021 as new construction and replacement installations level off. We expect sales in 2022 will benefit from our 2021 price increases, which had a cumulative effect on our water heater prices of approximately 50 percent. We expect to see a ten percent increase in our sales of boilers in 2022 compared to 2021 due to industry growth of three to four percent, our expectation that the transition to higher-efficiency boilers will continue as well as our new product introductions. We anticipate sales of our North America water treatment products will increase 13 to 14 percent in 2022, compared to 2021, primarily driven by consumer demand for our point of use and point of entry water treatment systems.
In our Rest of World segment, after strong growth in 2021, we expect 2022 sales in China to increase approximately five percent in local currency compared with 2021 driven by demand for our residential and commercial water treatment products, including our replacement filters, as well as rangehoods and cooktops. We assume China currency rates will stay at levels similar to 2021.
Combining all of these factors, we expect our consolidated sales to increase between 16 and 18 percent in 2022. Our guidance excludes the potential impacts from future acquisitions and assumes the recent surge of the Omicron variant subsides during the first quarter of 2022 and does not have a significant impact on our productivity or significantly impact the end markets that we serve.

RESULTS OF OPERATIONS
In this section, we discuss the results of our operations for 2021 compared with 2020. We discuss our cash flows and current financial condition under “Liquidity and Capital Resources.” For a discussion related to 2020 compared with 2019, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the Year Ended December 31, 2020, which was filed with the United States Securities and Exchange Commission (SEC) on February 12, 2021, and is available on the SEC's website at www.sec.gov.

	Years Ended December 31,
(dollars in millions)	2021	2020	2019
Net sales	$3,538.9	$2,895.3	$2,992.7
Cost of products sold	2,228.0	1,787.1	1,812.0
Gross Margin	1,310.9	1,108.2	1,180.7
Gross margin %	37.0%	38.3%	39.5%
Selling, general and administrative expenses	701.4	660.3	715.6
Severance and restructuring expenses	—	7.7	—
Interest expense	4.3	7.3	11.0
Other income - net	(20.4)	(11.0)	(18.0)
Earnings before provision for income taxes	625.6	443.9	472.1
Provision for income taxes	138.5	99.0	102.1
Net Earnings	$487.1	$344.9	$370.0
Our sales in 2021 were $3,538.9 million, or 22.2 percent higher than 2020 sales of $2,895.3 million. Compared to 2020, which was negatively impacted by the COVID-19 pandemic, our sales increase in 2021 was primarily driven by inflation-related pricing actions and higher water heater, boiler, and water treatment volumes in North America as well as higher sales in China. Our acquisition of Giant added $22.9 million of sales in 2021. In addition, our sales in China were favorably impacted by approximately $58 million in 2021 compared to 2020, due to the appreciation of the Chinese currency compared to the U.S. dollar.
Our gross profit margin in 2021 of 37.0 percent declined compared to 38.3 percent in 2020. The lower gross margin in 2021 was primarily due to higher steel and other material costs which outpaced our pricing actions.
Selling, general, and administrative (SG&A) expenses were $701.4 million in 2021 or $41.1 million higher than 2020. The increase in SG&A expenses in 2021 was primarily due to higher advertising, engineering and selling expenses and higher management incentive expenses related to higher earnings compared to 2020. Higher SG&A expenses in 2021 were partially offset by lower spending in China associated with headcount reductions, store closures and other cost-saving measures implemented during 2020.
To align our business to market conditions in 2020, we recognized $7.7 million of pre-tax severance and restructuring expenses. The charges were comprised of $6.8 million severance costs and $0.9 million of other restructuring expenses. These activities are reflected in "severance and restructuring expenses" in the accompanying financial statements.
Interest expense was $4.3 million in 2021, compared to $7.3 million in 2020. The decrease in interest expense in 2021 was primarily due to lower average debt levels.
Other income was $20.4 million in 2021 compared to $11.0 million in 2020. The increase in other income in 2021 was primarily due to higher pension and interest income.
Pension income in 2021 was $12.0 million compared to $5.1 million in 2020. The service cost component of our pension income is reflected in cost of products sold and SG&A expenses. All other components of our pension income are reflected in other income.
Our effective income tax rate was 22.1 percent in 2021, compared with 22.3 percent in 2020. Our lower effective income tax rate in 2021 was primarily due to a change in geographic earnings mix as well as a favorable tax impact related to amending a previously filed tax return. We estimate that our annual effective income tax rate for the full year of 2022 will be between 23.5 and 24 percent.

North America Segment

Years ended December 31 (dollars in millions)	2021	2020
Net Sales	$2,529.5	$2,118.3
Segment Earnings	590.8	503.5
Segment Margin	23.4%	23.8%
Sales in our North America segment were $2,529.5 million in 2021 or $411.2 million higher than sales of $2,118.3 million in 2020. The increased sales in 2021 were driven primarily by price increases, largely on water heaters, which were implemented in response to rising material and transportation costs. Higher sales were also driven by increased volumes across all product lines, including $22.9 million of incremental sales from Giant.
North America segment earnings were $590.8 million in 2021, an increase of 17 percent compared to segment earnings of $503.5 million in 2020. Segment margins were 23.4 percent and 23.8 percent in 2021 and 2020, respectively. Higher segment earnings in 2021 were primarily due to inflation-related price increases and higher volumes, partially offset by higher material and logistics costs. Segment margin was lower in 2021 primarily due to the rise in costs outpacing pricing actions. In 2020 segment earnings and margin were adversely impacted by certain costs related to the pandemic. Those costs included temporarily moving production from Mexico to the U.S., paying employees during temporary plant shutdowns, proactively deep cleaning facilities, paying benefits during employee furloughs, and other costs, which were approximately $6.6 million in 2020. We estimate our 2022 North America segment margin will be between 22.25 and 22.75 percent.
Rest of World Segment

Years ended December 31 (dollars in millions)	2021	2020
Net Sales	$1,036.5	$800.3
Segment Earnings	91.4	—
Segment Margin	8.8%	—%
Sales in our Rest of World segment were $1,036.5 million in 2021 or $236.2 million higher than sales of $800.3 million in 2020. Sales in China increased by 32 percent in U.S. dollar terms and 24 percent in local currency in 2021 compared to 2020. In addition, our sales in China were favorably impacted by approximately $58 million in 2021 compared to 2020, due to the appreciation of the Chinese currency compared to the U.S. dollar. The increase in 2021 sales was primarily due to growth in our major product categories in China, including electric and gas tankless water heaters, and residential and commercial water treatment products, including replacement filters. Sales in China were also positively impacted by lower channel inventory reductions in 2021 compared to 2020. Channel inventory levels in China at the end of 2021 were at their lowest level in the last five years. Products with higher selling prices, including super-quiet gas tankless water heaters and water treatment products that deliver filtered water at a faster flow rate, contributed to sales gains. Sales in India increased approximately 31% compared to 2020, which was significantly impacted by the pandemic.
Rest of World segment earnings were $91.4 million in 2021 compared to breakeven in 2020. Segment margin was 8.8 percent in 2021. Compared to 2020, which was significantly impacted by the pandemic, earnings in 2021 increased primarily due to higher volumes in China, which was partially offset by higher employee incentives and brand-building-related advertising costs, as well as the absence of the social insurance waivers received in 2020 that did not repeat in 2021. Higher segment operating margin of 8.8% was primarily a result of increased operating leverage from higher volumes. We expect full-year segment margin to be approximately 10 percent in 2022.

LIQUIDITY AND CAPITAL RESOURCES
Our working capital was $633.8 million at December 31, 2021 compared with $731.7 million at December 31, 2020. A majority of the change to working capital was driven by higher accounts payable, payroll related accruals and lower cash balances than 2020, which were partially offset by higher inventory and sales related accounts receivable balances. We repatriated approximately $168 million of foreign cash and marketable securities in 2021 and utilized it to repurchase shares of our common stock. We expect to repatriate approximately $100 million in 2022 and use the proceeds for common stock repurchases.

Years ended December 31 (dollars in millions)	2021	2020
Cash provided by operating activities	$641.1	$562.1
Cash (used in) provided by investing activities	(349.9)	11.8
Cash used in financing activities	(421.0)	(374.8)
Cash provided by operating activities in 2021 was $641.1 million compared with $562.1 million during 2020. The improvement in operating cash flows in 2021 was primarily due to increased earnings and lower outlays of working capital, including higher accounts payable balances in China, due to receipts of cash deposits in advance of sales from certain customers, and higher incentive related accruals. This was partially offset by higher inventory balances due to increased on hand quantities to ensure product availability and higher accounts receivable balances from higher sales. Our free cash flow in 2021 and 2020 was $566 million and $505 million, respectively. We expect free cash flow to be between $500 million to $525 million in 2022. Free cash flow is a non U.S. Generally Accepted Accounting Principles (GAAP) measure and is described in more detail in the Non-GAAP Measures section below. We continue to monitor developments on an ongoing basis and have taken proactive measures to focus on cash, manage working capital, and reduce costs.
Our capital expenditures were $75.1 million in 2021 and $56.8 million in 2020. Included in 2021 capital expenditures was approximately $11 million related to the purchase of our previously leased Lloyd R. Smith Corporate Technology Center in Milwaukee, WI. We project our 2022 capital expenditures will be between $75 and $80 million and expect depreciation and amortization will be approximately $80 million.
During the second quarter of 2021, we renewed and amended our $500 million revolving credit facility, which now expires on April 1, 2026. The renewed and amended facility, with a group of nine banks, has an accordion provision that allows it to be increased up to $850 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of December 31, 2021 and expect to be in compliance for the foreseeable future.
The facility backs up commercial paper and credit line borrowings. At December 31, 2021, we had $50 million outstanding under the facility and an available borrowing capacity of $450 million. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.
Our total debt increased by $83.5 million from $113.2 million at December 31, 2020 to $196.7 million at December 31, 2021. The increase in debt balances was due to our acquisition of Giant and repurchases of our common stock. Our leverage, as measured by the ratio of total debt to total capitalization, calculated excluding operating lease liabilities, was 9.7 percent at December 31, 2021, compared with 5.8 percent at December 31, 2020.
Our U.S. pension plan continues to meet all funding requirements under ERISA regulations. We were not required to make a contribution to our pension plan in 2021. We forecast that we will not be required to make a contribution to the plan in 2022, and we do not plan to make any voluntary contributions in 2022. For further information on our pension plans, see the Critical Accounting Policies below and Note 13 of Notes to Consolidated Financial Statements.
In 2021, our Board of Directors approved adding 7,000,000 shares of common stock to our existing discretionary share repurchase authority. Under our share repurchase program, we may purchase our common stock through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors, which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. During 2021, we repurchased 5,087,467 shares of our stock at a total cost of $366.5 million. As of December 31, 2021, we had 3,526,357 shares remaining on the share repurchase authority. After a blackout period on share repurchase activity in the third quarter related to the Giant acquisition, we resumed our repurchases in early November. On January 25, 2022, the Board of Directors approved adding 3,500,000 shares of common stock to the existing discretionary share repurchase authority. Including the additional shares, we have approximately 6.8 million shares available for repurchase as of the date of the Board of Directors' approval. We intend to repurchase approximately $400 million of our common stock in 2022 through a combination of 10b5-1 plans and open market purchases.
On October 19, 2021, we acquired Giant, a Canada-based manufacturer of residential and commercial water heaters for approximately $199 million, subject to customary adjustments, using a combination of debt and cash. Giant manufactures water heaters at two facilities in Montreal, Canada and sells water heating products under the Giant brand across Canada. Incremental sales of $23 million were realized in 2021, from the date of acquisition.
We have paid dividends for 82 consecutive years with annual amounts increasing each of the last 30 years. We paid dividends of $1.06 per share in 2021 compared with $0.98 per share in 2020. We increased our dividend by eight percent in the fourth quarter of 2021, and the five-year compound annual growth rate of our dividend payment is approximately 17 percent.
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
Goodwill and Indefinite-lived Intangible Assets
In conformity with GAAP, goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. We perform impairment reviews for our reporting units using a fair-value method based on management’s judgments and assumptions. The fair value represents the estimated amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. We are subject to financial statement risk to the extent that goodwill and indefinite-lived intangible assets become impaired. Any impairment review is, by its nature, highly judgmental as estimates of future sales, earnings and cash flows are utilized to determine fair values. However, we believe that we conduct a thorough and competent annual quantitative analysis of goodwill and indefinite-lived intangible assets. Based on the annual goodwill impairment test, we determined there was no impairment of our goodwill as of December 31, 2021. The fair value of each of our reporting units significantly exceeded its carrying value and a 10% decrease in the estimated fair value of our reporting units would not have resulted in a different conclusion. Based on the annual indefinite-lived assets impairment test, we determined there was no impairment of our indefinite-lived assets as of December 31, 2021.
Product Warranty
Our products carry warranties that generally range from one to ten years and are based on terms that are generally accepted in the market. We provide for the estimated cost of product warranty at the time of sale. The product warranty provision is estimated based upon warranty loss experience using actual historical failure rates and estimated costs of product replacement. The variables used in the calculation of the provision are reviewed at least annually. At times, warranty issues may arise which are beyond the scope of our historical experience. We provide for any such warranty issues as they become known and estimable. While our warranty costs have historically been within calculated estimates, it is possible that future warranty costs could differ significantly from those estimates. The allocation of the warranty liability between current and long-term is based on the expected warranty liability to be paid in the next year as determined by historical product failure rates. At December 31, 2021 and 2020, our reserve for product warranties was $184.4 million and $142.3 million, respectively. The increase in our reserve for product warranties in 2021 compared to the prior year was primarily due to increased steel prices and the acquisition of Giant.
Product Liability
Due to the nature of our products, we are subject to product liability claims in the normal course of business. We maintain insurance to reduce our risk. Most insurance coverage includes self-insured retentions that vary by year. In 2021, we maintained a self-insured retention of $7.5 million per occurrence with an aggregate insurance limit of $125.0 million. We establish product liability reserves for our self-insured retention portion of any known outstanding matters based on the likelihood of loss and our ability to reasonably estimate such loss. There is inherent uncertainty as to the eventual resolution of unsettled matters due to the unpredictable nature of litigation. We make estimates based on available information and our best judgment after consultation with appropriate advisors and experts. We periodically revise estimates based upon changes to facts or circumstances. We also utilize an actuary to calculate reserves required for estimated incurred but not reported claims as well as to estimate the effect of adverse development of claims over time. At December 31, 2021 and 2020, our reserve for product liability was $35.4 million and $35.3 million, respectively. If the estimated loss reserves as of December 31, 2021 developed adversely by 10%, the impact on earnings would be approximately $2.9 million.
Pensions
We have significant pension benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions. Our assumption for the expected return on plan assets was 6.25 and 6.75 percent in 2021 and 2020, respectively. The discount rate used to determine net periodic pension costs decreased to 2.47 percent in 2021 from 3.18 percent in 2020. For 2022, our expected return on plan assets is 3.00 percent and our discount rate is 2.72 percent.
In developing our expected return on plan assets, we evaluate our pension plan’s current and target asset allocation, the expected long-term rates of return of equity and bond indices and the actual historical returns of our pension plan. Our plan’s target allocation to bonds managers is between 60 to 95 percent with the remainder allocated primarily to equities, private equity managers and cash. Our actual asset allocation as of December 31, 2021, was one percent to equity managers, 75 percent to bond managers, one percent to private equity managers, and the remainder allocated to cash. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. Our pension plan’s historical ten-year and 25-year compounded annualized returns are 9.3 percent and 8.2 percent, respectively. We believe that with our target allocation and the expected long-term returns of equity and bond indices as well as our actual historical returns, our 3.00 percent expected return on plan assets for 2022 is reasonable.
The discount rate assumptions used to determine future pension obligations at December 31, 2021 and 2020 were based on the Aon AA Only Above Median yield curve, which was designed by Aon to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The AA Only Above Median yield curve represents a series of annual discount rates from bonds with AA minimum average rating as rated by Moody’s Investor Service, Standard & Poor’s and Fitch Ratings. We will continue to evaluate our actuarial assumptions at least annually, and we will adjust the assumptions as necessary.
Lowering the expected return on plan assets by 25 basis points would decrease our net pension income for 2021 by approximately $1.8 million. Lowering the discount rate by 25 basis points would increase our 2021 net pension income by approximately $0.7 million.
Pension Plan Termination
In 2021, our Board of Directors approved the termination of our defined benefit pension plan (the Plan) with a termination date of December 31, 2021. The Plan has filed for a determination letter from the IRS regarding the qualification of the plan termination. The Plan represents over 95 percent of our pension plan liability. In 2022, we expect to annuitize the remaining pension liability. The Plan settlement, which we expect to complete in the fourth quarter of 2022, will accelerate the recognition of approximately $445 million, or $1.73 of EPS, of non-cash, pre-tax pension expenses. In addition, to protect the Plan’s funded status, the Plan transferred a significant portion of its assets to lower risk investments in 2021. The impact of this transition will result in a lower expected rate of return on pension investments and accordingly, higher pension expenses in 2022, compared to previous years.
As part of our strategy to de-risk our defined benefit pension plan, the qualified defined benefit pension plan purchased a group annuity contract whereby an unrelated insurance company assumed $23 million obligation to pay and administer future annuity payments for certain retirees and beneficiaries in 2020.

We recognized pension income of $12.0 million and $5.1 million in 2021 and 2020, respectively.
To provide improved transparency into the operating results of our business in 2022 we will provide a non-GAAP measure (adjusted earnings per share) that excludes the impact of our estimated pension settlement charge and non-operating pension income and expenses. A reconciliation from GAAP measures to non-GAAP measures is provided in the financial information included in this filing.
Non-GAAP Measures
We provide non-GAAP measures of adjusted free cash flow and adjusted EPS. We define free cash flow as cash provided by operating activities less capital expenditures. Our adjusted EPS excludes the impact of pension settlement expenses and non-operating pension income and expenses.
We believe that free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. We believe that the measure of adjusted EPS provides useful information to investors about our performance and allows management and our investors to better understand our performance between periods without regard to items we do not consider to be a component of our core operating performance.
A. O. SMITH CORPORATION
Free Cash Flow
(dollars in millions)
(unaudited)

The following is a reconciliation of reported cash flow from operating activities to free cash flow (non-GAAP):

	Twelve Months Ended, December 31,
	2021	2020
Cash provided by operating activities (GAAP)	$641.1	$562.1
Less: Capital expenditures	(75.1)	(56.8)
Free cash flow (non-GAAP)	$566.0	$505.3
A. O. SMITH CORPORATION
2022 Adjusted EPS Guidance and 2021 Adjusted EPS
(unaudited)

The following is a reconciliation of diluted EPS to adjusted EPS (non-GAAP) (all items are net of tax):

	2022 Guidance		2021
Diluted EPS (GAAP)	$ 1.56 - 1.76		$3.02
Estimated pension settlement charge	1.73	(1)	—
Pension expense (income)	0.06	(2)	(0.06)	(3)
Adjusted EPS (non-GAAP)	$ 3.35 - 3.55		$2.96
(1)Includes pre-tax pension settlement charges of $378.3 million and $66.7 million, within the North America segment and Corporate expenses, respectively.
(2)Includes pre-tax pension expense of $10.5 million and $1.3 million, within the North America segment and Corporate expenses, respectively.
(3)Includes pre-tax pension income of $10.5 million and $2.6 million, within the North America segment and Corporate expenses, respectively.

Outlook
As we begin 2022, we expect our consolidated sales to increase between 16 to 18 percent compared to 2021. Our higher expected sales are driven by pricing actions in North America and increased boiler and water treatment volumes within that region. We expect to achieve full-year earnings of between $1.56 and $1.76 per share and an adjusted EPS in the range of $3.35 and $3.55 per share. Our 2022 guidance excludes the potential impacts from future acquisitions and assumes the recent surge of the Omicron variant subsides during the first quarter of 2022 and does not have a significant impact on our productivity or significantly impact the end markets that we serve.
OTHER MATTERS
Environmental
Our operations are governed by a number of federal, foreign, state, local and environmental laws concerning the generation and management of hazardous materials, the discharge of pollutants into the environment and remediation of sites owned by the Company or third parties. We have expended financial and managerial resources complying with such laws. Expenditures related to environmental matters were not material in 2021 and we do not expect them to be material in any single year. We have reserves associated with environmental obligations at various facilities and we believe these reserves together with available insurance coverage are sufficient to cover reasonably anticipated remediation costs. Although we believe that our operations are substantially in compliance with such laws and maintain procedures designed to maintain compliance, there are no assurances that substantial additional costs for compliance will not be incurred in the future. However, since the same laws govern our competitors, we should not be placed at a competitive disadvantage.
Risk Management
Our Enterprise Risk Management (ERM) process seeks to identify and address significant and material risks. Our ERM process assesses, manages, and monitors risks consistent with the integrated risk framework in the Enterprise Risk Management-Integrated Framework (2017) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We believe that risk-taking is an inherent aspect of the pursuit of our strategy. Our goal is to manage risks prudently rather than avoid risks. We can mitigate risks and their impact on our company only to a limited extent.
A team of senior executives prioritizes identified risks, including decarbonization, disruptive technologies and cyber threats among others, and assigns an executive to address each major identified risk area and lead action plans to manage risks. Our Board of Directors provides oversight of the ERM process and reviews significant identified risks. The Audit Committee of the Board of Directors also reviews significant financial risk exposures and the steps management has taken to monitor and manage them. Our other Board committees also play a role in risk management, as set forth in their respective charters.
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
Market Risk
We are exposed to various types of market risks, primarily currency. We monitor our risks in such areas on a continuous basis and generally enter into forward contracts to minimize such exposures. We do not engage in speculation in our derivatives strategies. Further discussion regarding derivative instruments is contained in Note 1 of Notes to Consolidated Financial Statements.
We enter into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. At December 31, 2021, we had net foreign currency contracts outstanding with notional values of $186.3 million. Assuming a hypothetical ten percent movement in the respective currencies, the potential foreign exchange gain or loss associated with the change in exchange rates would amount to $18.6 million. However, gains and losses from our forward contracts will be offset by gains and losses in the underlying transactions being hedged.

Forward-Looking Statements
This filing contains statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “continue,” “guidance,” "outlook," or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: our ability to continue to obtain commodities, components, parts and accessories on a timely basis through its supply chain and at expected costs; negative impacts to demand for our products, particularly commercial products, and its operations and workforce as a result of the severity and duration of the COVID-19 pandemic; our inability to implement or maintain pricing actions; an uneven recovery of the Chinese economy or decline in the growth rate of consumer spending or housing sales in China; negative impact to our businesses from international tariffs, trade disputes and geopolitical differences; potential weakening in the high-efficiency boiler segment in the U.S.; substantial defaults in payment by, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; a weakening in U.S. residential or commercial construction or instability in our replacement markets; foreign currency fluctuations; our inability to successfully integrate or achieve its strategic objectives resulting from acquisitions; competitive pressures on our businesses; the impact of potential information technology or data security breaches; changes in government regulations or regulatory requirements; and adverse developments in general economic, political and business conditions in key regions of the world. Forward-looking statements included in this filing are made only as of the date of this filing, and we are under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to us, or persons acting on our behalf, are qualified entirely by these cautionary statements.
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Market Risk” above.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
A. O. Smith Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of A. O. Smith Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2022 expressed an unqualified opinion thereon.
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

Product Warranty Liability Valuation

Description of the Matter
At December 31, 2021, the Company’s product warranty liability was $184.4 million. As discussed in Note 1 of the consolidated financial statements, the Company records a liability for the expected cost of warranty-related claims at the time of sale. The product warranty liability is estimated based upon warranty loss experience using actual historical failure rates and estimated cost of product replacement. Products generally carry warranties from one to ten years. The Company performs separate warranty calculations based on the product type and the warranty term and aggregates them.

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

To test the Company’s calculation of the product warranty liability, our audit procedures included, among others, evaluating the methodology used, and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We tested the validity and categorization of claims by product type and warranty period within the calculation and tested the completeness of the claims data against the Company’s claim log. We recalculated the historical failure rates using actual claims data. We compared the estimated cost of replacement included in the product warranty liability with the current costs to manufacture a comparable product and assessed the impact of projected changes in significant product costs. We also analyzed subsequent claims data to identify changes in failure trends and assessed the historical accuracy of the prior year liability. Further, we inquired of operational and quality control personnel regarding quality issues and trends.

/s/ Ernst & Young LLP
We have served as A. O. Smith Corporation’s auditor since 1917.
Milwaukee, Wisconsin
February 11, 2022

CONSOLIDATED BALANCE SHEETS

December 31 (dollars in millions)
	2021	2020
Assets
Current Assets
Cash and cash equivalents	$443.3	$573.1
Marketable securities	188.1	116.5
Receivables	634.4	585.0
Inventories	447.7	300.1
Other current assets	39.1	43.3
Total Current Assets	1,752.6	1,618.0
Net property, plant and equipment	606.7	541.3
Goodwill	627.8	546.8
Other intangibles	364.8	323.9
Operating lease assets	32.5	41.6
Other assets	90.0	89.1
Total Assets	$3,474.4	$3,160.7
Liabilities
Current Liabilities
Trade payables	$745.9	$595.2
Accrued payroll and benefits	113.4	74.6
Accrued liabilities	181.8	161.9
Product warranties	70.9	47.8
Long-term debt due within one year	6.8	6.8
Total Current Liabilities	1,118.8	886.3
Long-term debt	189.9	106.4
Product warranties	113.5	94.5
Pension liabilities	15.9	13.6
Long-term operating lease liabilities	22.3	34.4
Other liabilities	181.8	177.2
Total Liabilities	1,642.2	1,312.4
Commitments and contingencies	—	—
Stockholders’ Equity
Preferred Stock	—	—
Class A Common Stock (shares issued 26,104,441 and 26,168,513)	130.5	130.8
Common Stock (shares issued 164,603,153 and 164,539,081)	164.7	164.6
Capital in excess of par value	545.2	520.4
Retained earnings	2,826.6	2,509.6
Accumulated other comprehensive loss	(331.4)	(321.2)
Treasury stock at cost	(1,503.4)	(1,155.9)
Total Stockholders’ Equity	1,832.2	1,848.3
Total Liabilities and Stockholders’ Equity	$3,474.4	$3,160.7
See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF EARNINGS

Years ended December 31 (dollars in millions, except per share amounts)
	2021	2020	2019
Net sales	$3,538.9	$2,895.3	$2,992.7
Cost of products sold	2,228.0	1,787.1	1,812.0
Gross profit	1,310.9	1,108.2	1,180.7
Selling, general and administrative expenses	701.4	660.3	715.6
Severance and restructuring expenses	—	7.7	—
Interest expense	4.3	7.3	11.0
Other income - net	(20.4)	(11.0)	(18.0)
Earnings before provision for income taxes	625.6	443.9	472.1
Provision for income taxes	138.5	99.0	102.1
Net Earnings	$487.1	$344.9	$370.0
Net Earnings Per Share of Common Stock	$3.05	$2.13	$2.24
Diluted Net Earnings Per Share of Common Stock	$3.02	$2.12	$2.22
CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

Years ended December 31 (dollars in millions)
	2021	2020	2019
Net Earnings	$487.1	$344.9	$370.0
Other comprehensive earnings (loss)
Foreign currency translation adjustments	3.4	18.1	(1.3)
Unrealized net gain on cash flow derivative instruments, less related income tax provision of $— in 2021, $(0.1) in 2020 and $(0.3) in 2019	—	0.4	0.9
Change in pension liability less related income tax benefit (provision) of $4.5 in 2021 $(2.8) in 2020 and $(1.0) in 2019	(13.6)	8.6	2.9
Comprehensive Earnings	$476.9	$372.0	$372.5
See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended December 31 (dollars in millions)
	2021	2020	2019
Operating Activities
Net earnings	$487.1	$344.9	$370.0
Adjustments to reconcile earnings to cash provided by (used in) operating activities:
Depreciation and amortization	77.9	80.0	78.3
Stock based compensation expense	11.9	12.7	13.3
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	90.8	130.4	32.6
Noncurrent assets and liabilities	(26.6)	(5.9)	(38.0)
Cash Provided by Operating Activities	641.1	562.1	456.2
Investing Activities
Acquisitions of businesses	(207.6)	—	(107.0)
Investments in marketable securities	(185.4)	(157.4)	(272.7)
Proceeds from sales of marketable securities	118.2	226.0	478.0
Capital expenditures	(75.1)	(56.8)	(64.4)
Cash (Used in) Provided by Investing Activities	(349.9)	11.8	33.9
Financing Activities
Long-term debt incurred (repaid)	83.5	(170.8)	62.6
Common stock repurchases	(366.5)	(56.7)	(287.7)
Net proceeds (payments) from stock option activity	32.1	11.4	(0.5)
Payment of contingent consideration	—	—	(1.0)
Dividends paid	(170.1)	(158.7)	(149.2)
Cash Used in Financing Activities	(421.0)	(374.8)	(375.8)
Net (decrease) increase in cash and cash equivalents	(129.8)	199.1	114.3
Cash and cash equivalents-beginning of year	573.1	374.0	259.7
Cash and Cash Equivalents-End of Year	$443.3	$573.1	$374.0
See accompanying notes, which are an integral part of these statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended December 31 (dollars in millions)
	2021	2020	2019
Class A Common Stock
Balance at the beginning of the year	$130.8	$130.9	$131.0
Conversion of Class A Common Stock	(0.3)	(0.1)	(0.1)
Balance at the end of the year	$130.5	$130.8	$130.9
Common Stock
Balance at the beginning of the year	$164.6	$164.5	$164.5
Conversion of Class A Common Stock	0.1	0.1	—
Balance at the end of the year	$164.7	$164.6	$164.5
Capital in Excess of Par Value
Balance at the beginning of the year	$520.4	$509.0	$496.7
Conversion of Class A Common Stock	0.3	0.1	0.1
Issuance of share units	(5.6)	(6.7)	(6.2)
Vesting of share units	(2.2)	(1.8)	(2.2)
Stock based compensation expense	10.3	12.4	12.9
Exercises of stock options	15.4	0.1	0.7
Stock incentives	6.6	7.3	7.0
Balance at the end of the year	$545.2	$520.4	$509.0
Retained Earnings
Balance at the beginning of the year	$2,509.6	$2,323.4	$2,102.8
Net earnings	487.1	344.9	370.0
Cash dividends on stock	(170.1)	(158.7)	(149.4)
Balance at the end of the year	$2,826.6	$2,509.6	$2,323.4
Accumulated Other Comprehensive Loss
Balance at the beginning of the year	$(321.2)	$(348.3)	$(350.8)
Foreign currency translation adjustments	3.4	18.1	(1.3)
Unrealized net gain on cash flow derivative instruments, less related income tax provision of $— in 2021 $(0.1) in 2020 and $(0.3) in 2019	—	0.4	0.9
Change in pension liability less related income tax benefit (provision) of $4.5 in 2021, $(2.8) in 2020 and $(1.0) in 2019	(13.6)	8.6	2.9
Balance at the end of the year	$(331.4)	$(321.2)	$(348.3)
Treasury Stock
Balance at the beginning of the year	$(1,155.9)	$(1,112.7)	$(827.2)
Exercise of stock options, net of 34,679, 35,467 and 87,918 shares surrendered as proceeds and to pay taxes in 2021, 2020 and 2019, respectively	16.5	11.3	(0.2)
Stock incentives and directors’ compensation	0.3	0.4	0.2
Shares repurchased	(366.5)	(56.7)	(287.7)
Vesting of share units	2.2	1.8	2.2
Balance at the end of the year	$(1,503.4)	$(1,155.9)	$(1,112.7)
Total Stockholders’ Equity	$1,832.2	$1,848.3	$1,666.8
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
Fair value of financial instruments. The carrying amounts of cash, cash equivalents, marketable securities, receivables, floating rate debt and trade payables approximated fair value as of December 31, 2021 and 2020, due to the short maturities or frequent rate resets of these instruments. The fair value of term notes with insurance companies was approximately $128.4 million as of December 31, 2021 compared with the carrying amount of $145.9 million for the same date. The fair value of term notes with insurance companies was approximately $123.3 million as of December 31, 2020 compared with the carrying amount of $113.2 million.
Foreign currency translation. For all subsidiaries outside the U.S., with the exception of its Barbados, Hong Kong and Mexican companies and its non-operating companies in the Netherlands, the Company uses the local currency as the functional currency. For those operations using a functional currency other than the U.S. dollar, assets and liabilities were translated into U.S. dollars at year-end exchange rates, and revenues and expenses were translated at weighted-average exchange rates. The resulting translation adjustments were recorded as a separate component of stockholders’ equity. The Barbados, Hong Kong, Mexican and Netherlands companies use the U.S. dollar as the functional currency. Gains and losses from foreign currency transactions were included in net earnings and were not significant in 2021, 2020, or 2019.
Cash and cash equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Marketable securities. The Company considers all highly liquid investments with maturities greater than 90 days when purchased to be marketable securities. At December 31, 2021, the Company’s marketable securities consisted of bank time deposits with original maturities ranging from 180 days to 12 months and were primarily located at investment grade rated banks in China.
Inventory valuation. Inventories are carried at lower of cost or net realizable value. Cost is determined on the last-in, first-out (LIFO) method for a majority of the Company’s domestic inventories, which comprised 64 percent and 67 percent of the Company’s total inventory at December 31, 2021 and 2020, respectively. Inventories of foreign subsidiaries, the remaining domestic inventories and supplies were determined using the first-in, first-out (FIFO) method.
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
Impairment of long-lived and amortizable intangible assets. Property, plant and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses involves significant judgment.
Product warranties. The Company’s products carry warranties that generally range from one to ten years and are based on terms that are consistent with the market. The Company records a liability for the expected cost of warranty-related claims at the time of sale and is estimated based on the warranty period, product type and loss experience using actual historical failure

1. Organization and Significant Accounting Policies (continued)
rates and estimated costs of product replacement. The variables used in the calculation of the provision are reviewed by the Company at least annually. At times, warranty issues may arise which are beyond the scope of the Company’s historical experience. The Company provides for any such warranty issues as they become known and estimable. The allocation of the warranty liability between current and long-term is based on expected warranty claims to be paid in the next year as determined by historical product failure rates. The increase in our reserve for product warranties in 2021 compared to the prior year was primarily due to increased steel prices and the acquisition of Giant Factories, Inc. (Giant). Refer to Note 3, "Acquisitions", for additional information regarding the acquisition of Giant.
The following table presents the Company’s product warranty liability activity in 2021 and 2020:

Years ended December 31 (dollars in millions)	2021	2020
Balance at beginning of year	$142.3	$134.3
Expense	81.2	56.1
Claims settled	(51.3)	(48.1)
Acquired obligations	12.2	—
Balance at end of year	$184.4	$142.3
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
Assets (liabilities) measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	December 31, 2021	December 31, 2020
Quoted prices in active markets for identical assets (Level 1)	$188.1	$116.5
Significant other observable inputs (Level 2)	(0.7)	(4.3)
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
Advertising. The majority of advertising costs are charged to operations as incurred and totaled $107.0 million, $97.0 million and $110.7 million during 2021, 2020 and 2019, respectively. Included in total advertising costs are expenses associated with store displays for water heater, water treatment products, range hood and cook tops in China that are amortized over 12 to 48 months which totaled $25.2 million, $27.0 million and $28.5 million during 2021, 2020 and 2019, respectively.

1. Organization and Significant Accounting Policies (continued)
Research and development. Research and development costs are charged to operations as incurred and amounted to $94.2 million, $80.7 million and $87.9 million during 2021, 2020 and 2019, respectively.
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
Stock-based compensation. Compensation cost is recognized using the straight-line method over the vesting period of the award and forfeitures are recognized as they occur. In accordance with amended ASC 718, the Company recognized $5.6 million, $4.2 million, and $2.3 million of discrete income tax benefits on settled stock based compensation awards during 2021, 2020, and 2019 respectively.
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

	2021	2020	2019
Denominator for basic earnings per share - weighted-average shares outstanding	159,906,834	161,530,589	165,450,441
Effect of dilutive stock options, restricted stock and share units	1,413,068	1,073,560	1,260,456
Denominator for diluted earnings per share	161,319,902	162,604,149	166,710,897
Recent Accounting Pronouncements.
In November 2021, the Financial Accounting Standards Board (FASB) amended ASC 832, Government Assistance (issued under Accounting Standards Update (ASU) 2021-10, "Disclosures by Business Entities about Government Assistance"). This amendment requires disclosures that are expected to increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. This amendment requires adoption by the Company in 2022. The Company does not expect that the adoption of ASU 2021-10 will have a material impact on its consolidated balance sheets, statements of earnings or statements of cash flows.
In December 2019, the (FASB) amended (ASC) 740, Income Taxes (issued under ASU 2019-12, “Simplifying the Accounting for Income Taxes”). This amendment removed certain exceptions to the general principles of ASC 740 and clarified and amended existing guidance to improve consistent application. The Company adopted the amendment on January 1, 2021, and the adoption of ASU 2019-12 did not have an impact on its consolidated balance sheets, statements of earnings or statements of cash flows.
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

2. Revenue Recognition (continued)
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
Additionally, certain customers in China pay the Company prior to the shipment of products resulting in a customer deposits liability of $155.2 million and $90.0 million at December 31, 2021 and December 31, 2020, respectively. Customer deposit liabilities are short-term in nature and are recognized into revenue within one year of receipt. The Company assesses the collectability of customer receivables based on the creditworthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for doubtful accounts, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors including forward-looking information when establishing adequate allowances for doubtful accounts, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. The Company’s allowance for doubtful accounts was $9.5 million at December 31, 2021 and $5.6 million at December 31, 2020.
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
The North America segment major product lines are defined as the following:
Water heaters The Company’s water heaters are open water heating systems that heat potable water. Typical applications for water heaters include residences, restaurants, hotels and motels, office buildings, laundries, car washes and small businesses. The Company sells residential and commercial water heater products and related parts through its wholesale distribution channel, which includes more than 1,100 independent wholesale plumbing distributors. The Company also sells residential water heaters and related parts through retail and maintenance, repair and operations (MRO) channels. A significant portion of the Company’s water heater sales in the North America segment is derived from the replacement of existing products.
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
Water treatment products The Company’s water treatment products range from point-of-entry water softeners, solutions for problem well water, and whole-home water filtration products to on-the-go filtration bottles and point-of-use carbon and reverse osmosis products. Typical applications for the Company’s water treatment products include residences, restaurants, hotels and offices. The Company sells water treatment products through its retail and wholesale distribution channels, similar to water heater products and related parts. The Company’s water treatment products are also sold through independent water

2. Revenue Recognition (continued)
quality dealers as well as directly to consumers including through internet sales channels. A portion of the Company’s sales of water treatment products in the North America segment is comprised of replacement filters.
The following table disaggregates the Company’s net sales by segment. As described above, the Company’s North America segment sales are further disaggregated by major product line. In addition, the Company’s Rest of World segment sales are disaggregated by China and all other Rest of World.

Years ended December 31 (dollars in millions)	2021	2020	2019
North America
Water heaters and related parts(1)	$2,115.9	$1,753.9	$1,742.6
Boilers and related parts	212.1	187.2	199.5
Water treatment products(2)	201.5	177.2	141.4
Total North America	2,529.5	2,118.3	2,083.5
Rest of World
China	$922.4	$701.0	$827.2
All other Rest of World	114.1	99.3	108.6
Total Rest of World	1,036.5	800.3	935.8
Inter-segment sales	(27.1)	(23.3)	(26.6)
Total Net Sales	$3,538.9	$2,895.3	$2,992.7
(1)Includes the results of Giant from October 19, 2021, the date of acquisition.
(2)Includes the results of Water-Right, Inc. and its affiliated entities (Water-Right) from April 8, 2019, the date of acquisition.
3. Acquisitions
2021 Acquisitions
On October 19, 2021, the Company acquired 100 percent of the shares and related assets of Giant, a Canada-based manufacturer of residential and commercial water heaters. The addition of Giant increases the Company's North America market penetration, creating additional capacity and enhancing the Company's distribution capabilities. Giant is included in the North America segment. The Company paid an aggregate cash purchase price of $198.6 million net of cash acquired. In addition, the Company incurred acquisition costs of approximately $1.3 million. Under the purchase agreement for the Giant acquisition, an escrow of approximately $8 million was set aside from the purchase price to satisfy any potential obligations of the former owners of Giant, should they arise. The cash purchase price is preliminary and subject to customary adjustments. The purchase price allocation remains preliminary and subject to final valuation adjustments that will be completed within the one year period following the acquisition date.
The following table summarizes the preliminary allocation of fair value of the assets acquired and liabilities assumed at the date of acquisition. Of the $53.8 million of acquired identifiable intangible assets, $43.9 million has been assigned to trademarks that are not subject to amortization and $9.2 million has been assigned to customer relationships which are amortized over 22 years, and the remaining $0.7 million has been assigned to non-compete agreements which are amortized over five years. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill.

October 19, 2021 (dollars in millions)
Current assets, net of cash acquired	$60.1
Property, plant and equipment	55.8
Intangible assets	53.8
Goodwill	77.6
Total assets acquired	247.3
Current liabilities	(39.2)
Long Term liabilities	(9.5)
Net assets acquired	$198.6

3. Acquisitions (continued)
Revenues and pre-tax earnings associated with Giant included in the consolidated statement of earnings for the year ended December 31, 2021 totaled $22.9 million and $2.1 million, respectively, which included $3.4 million of operating earnings, less $1.3 million of acquisition-related costs incurred by the Company, resulting from the acquisition.
In addition, during 2021, the Company acquired two privately-held water treatment companies. The Company paid aggregate cash purchase prices of $9.0 million, net of cash acquired. The addition of the companies acquired expands the Company's water treatment platform and are included in the North America segment for reporting purposes.
2019 Acquisition
On April 8, 2019, the Company acquired 100 percent of the shares of Water-Right, a Wisconsin-based water treatment company for an aggregate cash purchase price of $107.0 million, net of cash acquired. The addition of Water-Right, grew the Company's North America water treatment platform. Water-Right is included in the Company’s North America segment.
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
As required under ASC 805 Business Combinations, results of operations have been included in the Company’s consolidated financial statements from the date of their acquisition.
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

4. Leases (continued)
Supplemental balance sheet information related to leases is as follows:

(dollars in millions)	December 31, 2021	December 31, 2020
Liabilities
Short term: Accrued liabilities	$11.7	$11.1
Long term: Operating lease liabilities	22.3	34.4
Total operating lease liabilities	$34.0	$45.5
Less: Rent incentives and deferrals	(1.5)	(3.9)
Assets
Operating lease assets	$32.5	$41.6

Lease Term and Discount Rate	December 31, 2021
Weighted-average remaining lease term	6.7 years
Weighted-average discount rate	2.83%
The components of lease expense were as follows:

(dollars in millions)
Lease Expense(1)	Classification	Year ended December 31, 2021	Year ended December 31, 2020
Operating lease expense	Cost of products sold	$3.6	$3.1
	Selling, general and administrative expenses	16.8	16.0
(1)Includes short-term lease expense of $2.5 million and variable lease cost of $2.3 million for the year ended December 31, 2021 and short-term lease expense of $1.8 million and variable lease cost of $1.6 million for the year ended December 31, 2020, respectively.
Maturities of lease liabilities were as follows:

(dollars in millions)	December 31, 2021
2022	$11.6
2023	6.8
2024	5.5
2025	3.5
2026	1.8
After 2026	9.0
Total lease payments	38.2
Less: imputed interest	(4.2)
Present value of operating lease liabilities	$34.0
5. Severance and Restructuring Expenses
During the year ended December 31, 2020, to align its business to market conditions, the Company recognized $7.7 million of pre-tax severance and restructuring expenses. These expenses were comprised of $6.8 million severance costs, as well as a corresponding $1.4 million tax benefit and were completed in 2020. $2.7 million of the expense was related to the North America segment and $5.0 million was related to the Rest of World segment.

6. Statement of Cash Flows
Supplemental cash flow information is as follows:

Years ended December 31 (dollars in millions)	2021	2020	2019
Net change in current assets and liabilities, net of acquisitions:
Receivables	$(25.5)	$4.5	$62.4
Inventories	(109.5)	2.9	6.3
Other current assets	4.9	4.7	(4.8)
Trade payables	142.9	85.6	(35.4)
Accrued liabilities, including payroll and benefits	56.3	29.3	14.2
Income taxes	21.7	3.4	(10.1)
	$90.8	$130.4	$32.6
7. Inventories
The following table presents the components of the Company’s inventory balances:

December 31 (dollars in millions)	2021	2020
Finished products	$190.2	$143.4
Work in process	42.0	21.8
Raw materials	286.3	159.2
Inventories, at FIFO cost	518.5	324.4
LIFO reserve	(70.8)	(24.3)
	$447.7	$300.1
8. Property, Plant and Equipment

December 31 (dollars in millions)	2021	2020
Land	$22.9	$11.6
Buildings	377.0	349.2
Equipment	805.8	729.7
Software	137.5	132.1
	1,343.2	1,222.6
Accumulated depreciation and amortization	(736.5)	(681.3)
	$606.7	$541.3
9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill during the years ended December 31, 2021 and 2020 consisted of the following:

(dollars in millions)	North America	Rest of World	Total
Balance at December 31, 2019	$486.9	$59.1	$546.0
Currency translation adjustment	0.8	—	0.8
Balance at December 31, 2020	487.7	59.1	546.8
Currency translation adjustment	(1.3)	(0.2)	(1.5)
Acquisitions	82.5	—	82.5
Balance at December 31, 2021	$568.9	$58.9	$627.8

9. Goodwill and Other Intangible Assets (continued)
The carrying amount of other intangible assets consisted of the following:

	2021			2020
December 31 (dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Patents	$3.7	$(3.7)	$—	$3.7	$(3.7)	$—
Customer lists	288.3	(150.8)	137.5	278.0	(138.1)	139.9
Total amortizable intangible assets	292.0	(154.5)	137.5	281.7	(141.8)	139.9
Indefinite-lived intangible assets:
Trade names	227.3	—	227.3	184.0	—	184.0
Total intangible assets	$519.3	$(154.5)	$364.8	$465.7	$(141.8)	$323.9
Amortization expenses of other intangible assets of $12.3 million, $14.5 million, and $15.8 million were recorded in 2021, 2020 and 2019, respectively. In the future, excluding the impact of any future acquisitions, the Company expects amortization expense of approximately $12.9 million annually and the intangible assets will be amortized over a weighted-average period of 12 years.
The Company concluded that no goodwill impairment existed at the time of the annual impairment tests which were performed in the fourth quarters of 2021, 2020 and 2019. No impairments of other intangible assets were recorded in 2021, 2020 and 2019.
10. Debt

December 31 (dollars in millions)	2021	2020
Bank credit lines, average year-end interest rates of 5.0% for 2021 and —% for 2020	$0.8	$—
Revolving credit agreement borrowings, average year-end interest rates of 1.1% for 2021 and —% for 2020	50.0	—
Term notes with insurance companies, expiring 2029-2034, average year-end interest rates of 3.1% for 2021 and 3.3% for 2020	145.9	113.2
	196.7	113.2
Long-term debt due within one year	(6.8)	(6.8)
Long-term debt	$189.9	$106.4
In 2021, the Company renewed and amended its $500 million multi-year multi-currency revolving credit agreement with a new expiration date of April 1, 2026. The facility has an accordion provision which allows it to be increased up to $850 million if certain conditions (including lender approval) are satisfied. Borrowings under the Company’s bank credit lines and commercial paper borrowings are supported by the $500 million revolving credit agreement. At its option, the Company either maintains cash balances or pays fees for bank credit and services. The Company has fixed-rate interest expense obligations of $24.1 million on outstanding debt as of December 31, 2021. Scheduled maturities of long-term debt within each of the five years subsequent to December 31, 2021 are as follows:

Years ending December 31 (dollars in millions)	Amount
2022	$6.8
2023	10.0
2024	10.0
2025	10.0
2026	79.8

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
There were 64,072 shares during 2021, 12,372 shares during 2020 and 10,442 shares during 2019, of Class A Common Stock converted into Common Stock. Regular dividends paid on the A. O. Smith Corporation Class A Common Stock and Common Stock amounted to $1.06, $0.98 and $0.90 per share in 2021, 2020 and 2019, respectively.
In 2021, the Board of Directors approved adding seven million shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by the Company's Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In 2021, the Company repurchased 5,087,467 shares at an average price of $72.03 per share and at a total cost of $366.5 million. As of December 31, 2021, there were 3,526,357 shares remaining on the existing repurchase authorization. In 2020, the Company repurchased 1,348,391 shares at a cost of $56.7 million. In 2019, the Company repurchased 6,113,038 shares at a cost of $287.7 million.
At December 31, 2021, a total of 130,380 and 32,924,647 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock. At December 31, 2020, a total of 130,380 and 28,807,455 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

11. Stockholders’ Equity (continued)
Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)	Years ended December 31,
	2021	2020
Cumulative foreign currency translation
Balance at beginning of period	$(48.1)	$(66.2)
Other comprehensive gain before reclassifications	3.4	18.1
Balance at end of period	(44.7)	(48.1)
Unrealized net gain (loss) on cash flow derivatives
Balance at beginning of period	0.6	0.2
Other comprehensive (loss) gain before reclassifications	(0.6)	1.7
Realized losses (gains) on derivatives reclassified to cost of products sold (net of tax (benefit) provision of $(0.2) and $0.4 in 2021 and 2020, respectively)(1)	0.6	(1.3)
Balance at end of period	0.6	0.6
Pension liability
Balance at beginning of period	(273.7)	(282.3)
Other comprehensive loss before reclassifications	(28.6)	(6.3)
Amounts reclassified from accumulated other comprehensive loss(1)	15.0	14.9
Balance at end of period	(287.3)	(273.7)
Total accumulated other comprehensive loss, end of period	$(331.4)	$(321.2)

(1)Amounts reclassified from accumulated other comprehensive loss:

Realized losses (gains) on derivatives reclassified to cost of products sold	$0.8		$(1.7)
Tax (benefit) provision	(0.2)		0.4
Reclassification net of tax	$0.6		$(1.3)
Amortization of pension items:
Actuarial losses	$20.3	(2)	$20.2	(2)
Prior year service cost	(0.4)	(2)	(0.4)	(2)
	19.9		19.8
Tax benefit	(4.9)		(4.9)
Reclassification net of tax	$15.0		$14.9
(2)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 13 “Pensions and Other Post-retirement Benefits” for additional details.
12. Stock Based Compensation
The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the Incentive Plan) effective January 1, 2007. The Incentive Plan was most recently reapproved by stockholders on April 15, 2020. The Incentive Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options or share units at December 31, 2021, was 2,962,559 which includes 2,400,000 additional shares that were authorized on April 15, 2020 at the Company's annual meeting of stockholders. Upon stock option exercise or share unit vesting, shares are issued from treasury stock. Total stock based compensation expense recognized in 2021, 2020 and 2019 was $11.9 million, $12.7 million and $13.3 million, respectively.
Stock Options
The stock options granted in 2021, 2020 and 2019 have three year pro rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant. For active employees, all options granted in 2021, 2020 and 2019 expire ten years after the date of grant. The Company’s stock options are

12. Stock Based Compensation (continued)
expensed ratably over the three year vesting period. Included in stock option expense for 2021, 2020 and 2019 was $5.1 million, $6.2 million and $6.4 million, respectively. Included in the stock option expense recognized in 2021, 2020 and 2019 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period.
Changes in options, all of which relate to the Company’s Common Stock, were as follows:

Years Ended December 31	2021		2020		2019
	Number of Options	Weighted Avg. Per Share Exercise Price	Number of Options	Weighted Avg. Per Share Exercise Price	Number of Options	Weighted Avg. Per Share Exercise Price
Number of shares under options:
Outstanding at beginning of year	2,785,654	$43.01	2,728,350	$37.64	2,432,689	$33.05
Granted	368,780	60.85	798,970	42.50	557,045	49.49
Exercised(1)	(889,345)	38.35	(662,215)	19.59	(249,840)	18.55
Forfeited	(12,591)	49.18	(79,451)	48.98	(11,544)	54.02
Outstanding at end of year(2)	2,252,498	47.73	2,785,654	43.01	2,728,350	37.64
Exercisable at end of year(3)	1,191,795	45.71	1,529,464	40.35	1,820,743	30.07
(1)The total intrinsic value of options exercised in 2021, 2020 and 2019 was $31.0 million, $21.3 million and $7.7 million, respectively.
(2)The weighted average remaining contractual life of options outstanding was 8 years at December 31, 2021, and December 31, 2020, and 7 years at December 31, 2019, respectively. The aggregate intrinsic value of options outstanding at December 31, 2021 was $85.9 million.
(3)The weighted average remaining contractual life of options exercisable was 7 years at December 31, 2021, and 6 years at December 31, 2020 and December 31, 2019. The aggregate intrinsic value of options exercisable at December 31, 2021 was $47.8 million.

	Number of Options	Weighted Avg. Per Share Exercise Price
Nonvested options at beginning of year	1,256,190	$46.23
Granted	368,780	60.85
Vested	(551,676)	48.72
Forfeited	(12,591)	48.81
Nonvested options at end of year	1,060,703	49.99
The weighted-average fair value per option at the date of grant during 2021, 2020 and 2019, using the Black-Scholes option-pricing model, was $14.03, $8.17 and $10.83, respectively. Assumptions were as follows:

	2021	2020	2019
Expected life (years)	5.8	5.7	5.5
Risk-free interest rate	1.2%	1.5%	2.7%
Dividend yield	1.6%	2.1%	1.6%
Expected volatility	27.4%	23.7%	22.8%
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

12. Stock Based Compensation (continued)
Restricted Stock and Share Units
Participants may also be awarded shares of restricted stock or share units under the Incentive Plan. Share units vest three years after the date of grant. The Company granted 104,312, 174,420 and 140,102 share units under the Incentive Plan in 2021, 2020 and 2019, respectively.
The share units were valued at $6.4 million, $7.4 million and $6.9 million at the date of issuance in 2021, 2020 and 2019, respectively, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period; however, included in share unit expense was expense associated with accelerated vesting of share unit awards for certain employees who are retirement eligible or will become retirement eligible during the vesting period. Stock based compensation expense of $6.8 million, $6.5 million and $6.9 million was recognized in 2021, 2020 and 2019, respectively. Certain non-U.S.-based employees receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.
A summary of share unit activity under the Incentive Plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2021	426,786	$46.99
Granted	104,312	61.27
Vested	(98,235)	60.60
Forfeited	(11,725)	49.77
Issued and unvested at December 31, 2021	421,138	47.28
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
In 2021, the Company's Board of Directors approved the termination of the defined benefit pension plan (the Plan) with a termination date of December 31, 2021. The Plan has filed for a determination letter from the IRS regarding the qualification of the plan termination. The Plan represents over 95 percent of the Company's pension plan liability. In 2022, the Company expects to annuitize the remaining pension liability. The Plan settlement, which is expected to be completed in the fourth quarter of 2022, will accelerate the recognition of approximately $445 million of non-cash, pre-tax pension expenses.

13. Pension and Other Post-retirement Benefits (continued)
Obligations and Funded Status
Pension and Post-retirement Disclosure Information
The following tables present the changes in benefit obligations, plan assets and funded status for domestic pension and post-retirement plans and the components of net periodic benefit costs.

	Pension Benefits				Post-retirement Benefits
Years ended December 31 (dollars in millions)	2021		2020		2021	2020
Accumulated benefit obligation (ABO) at December 31	$841.2		$869.0		N/A	N/A
Change in projected benefit obligations (PBO)
PBO at beginning of year	$(869.8)		$(869.3)		$(5.9)	$(8.0)
Service cost	(1.6)		(1.5)		—	—
Interest cost	(14.5)		(23.0)		(0.1)	(0.1)
Participant contributions	—		—		(0.1)	(0.1)
Plan amendments	—		—		—	2.0
Actuarial loss including assumption changes	(9.0)		(63.8)		0.6	(0.8)
Benefits paid	52.8		87.8		3.3	1.1
PBO at end of year	$(842.1)		$(869.8)		$(2.2)	$(5.9)
Change in fair value of plan assets
Plan assets at beginning of year	$858.8		$832.4		$—	$—
Actual return on plan assets	18.9		104.1		—	—
Contribution by the Company	1.0		10.1		3.2	0.5
Participant contributions	—		—		0.1	0.1
Benefits paid	(52.8)		(87.8)		(3.3)	(0.6)
Plan assets at end of year	$825.9		$858.8		$—	$—
Funded status	$(16.2)		$(11.0)		$(2.2)	$(5.9)
Amount recognized in the balance sheet
Noncurrent assets	$—		$3.0		$—	$—
Current liabilities	(0.5)		(0.6)		(0.2)	(0.5)
Non-current liabilities	(15.7)		(13.4)		(2.0)	(5.4)
Net pension liability at end of year	$(16.2)	*	$(11.0)	*	$(2.2)	$(5.9)
Amounts recognized in accumulated other comprehensive loss before tax
Net actuarial loss	$469.7		$452.0		$—	$0.6
Prior service cost	1.4		1.0		(2.8)	(3.3)
Total recognized in accumulated other comprehensive loss	$471.1		$453.0		$(2.8)	$(2.7)
*In addition, the Company has a liability for a foreign pension plan of $0.2 million at December 31, 2021 and 2020.
The actuarial loss in the current year for both the pension and post-retirement benefit plans was primarily due to the change in the discount rate.

13. Pension and Other Post-retirement Benefits (continued)

	Pension Benefits			Post-retirement Benefits
Years ended December 31 (dollars in millions)	2021	2020	2019	2021	2020	2019
Net periodic cost (benefit)
Service cost	$1.6	$1.5	$1.6	$—	$—	$0.1
Interest cost	14.5	23.0	31.6	0.1	0.1	0.3
Expected return on plan assets	(48.0)	(51.9)	(57.3)	—	—	—
Amortization of unrecognized:
Net actuarial loss	20.3	20.2	16.8	—	—	—
Prior service cost	(0.4)	(0.4)	(0.5)	(0.5)	(0.5)	(0.4)
Defined-benefit plan income	(12.0)	(7.6)	(7.8)	(0.4)	(0.4)	$—
Curtailment and other one-time charges	—	2.5	1.6	—	(0.5)	—
Various U.S. defined contribution plans cost	14.6	14.4	13.3	—	—	—
	$2.6	$9.3	$7.1	$(0.4)	$(0.9)	$—

Other changes in plan assets and projected benefit obligation recognized in other comprehensive loss
Net actuarial loss (gain)	$38.1	$11.7	$12.6	$(0.6)	$0.8	$1.2
Amortization of net actuarial loss	(20.3)	(22.8)	(18.4)	—	—	—
Prior service credit	—	—	—	—	(2.0)	—
Amortization of prior service cost	0.4	0.4	0.5	0.5	0.5	0.4
Total recognized in other comprehensive loss	18.2	(10.7)	(5.3)	(0.1)	(0.7)	1.6
Total recognized in net periodic cost (benefit) and other comprehensive loss	$6.2	$(15.8)	$(11.5)	$(0.5)	$(1.6)	$1.6
The 2021 and 2020 after tax adjustments for additional minimum pension liability resulted in other comprehensive (loss) gain of $(13.6) million and $8.6 million, respectively.
Actuarial assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2021	2020	2021	2020
Discount rate	2.72%	2.44%	2.43%	2.04%
Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
Years ended December 31	2021	2020	2019	2021	2020	2019
Discount rate	2.47%	3.18%	4.32%	2.05%	2.95%	4.45%
Expected long-term return on plan assets	6.25%	6.75%	7.15%	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Assumed health care cost trend rates
Assumed health care cost trend rates as of December 31 are as follows:

	2021	2020
Health care cost trend rate assumed for next year	7.00%	7.40%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2029	2029

13. Pension and Other Post-retirement Benefits (continued)
Plan Assets
The Company’s pension plan weighted asset allocations as of December 31 by asset category are as follows:

Asset Category	2021	2020
Equity securities	1%	44%
Debt securities	75	46
Real estate	—	9
Private equity	1	1
Cash	23	—
	100%	100%
The following tables present the fair value measurement of the Company’s plan assets as of December 31, 2021 and 2020 (dollars in millions):

		December 31, 2021
Asset Category	Total	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non- observable Inputs (Level 3)
Short-term investments	$182.9	$182.9	$—	$—
Equity securities
Common stocks	3.7	3.7	—	—
Commingled equity funds	—	—	—	—
Fixed income securities
U.S. Treasury securities	52.8	52.8	—	—
Other fixed income securities	551.2	—	551.2	—
Commingled fixed income funds	—	—	—	—
Options	—	—	—	—
Other types of investments
Mutual funds	26.7	—	26.7	—
Real estate funds	—	—	—	—
Private equity	5.1	—	—	5.1
Total fair value of plan asset investments	$822.4	$239.4	$577.9	$5.1
Non-investment plan assets	3.5
Total plan assets	$825.9

13. Pension and Other Post-retirement Benefits (continued)

		December 31, 2020
Asset Category	Total	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non- observable Inputs (Level 3)
Short-term investments	$13.7	$—	$13.7	$—
Equity securities
Common stocks	136.5	136.5	—	—
Commingled equity funds	132.0	—	132.0	—
Fixed income securities
U.S. Treasury securities	44.3	44.3	—	—
Other fixed income securities	229.1	—	229.1	—
Commingled fixed income funds	119.5	—	119.5	—
Options	(8.1)	—	(8.1)	—
Other types of investments
Mutual funds	105.6	—	105.6	—
Real estate funds	79.8	—	—	79.8
Private equity	4.9	—	—	4.9
Total fair value of plan asset investments	$857.3	$180.8	$591.8	$84.7
Non-investment plan assets	1.5
Total plan assets	$858.8
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
The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2021 and 2020 (dollars in millions):

	Real estate funds	Private equity	Total
Balance at December 31, 2019	$82.3	$8.6	$90.9
Actual (loss) return on plan assets:
Relating to assets still held at the reporting date	(2.5)	(2.2)	(4.7)
Relating to assets sold during the period	—	(0.1)	(0.1)
Purchases, sales and settlements	—	(1.4)	(1.4)
Balance at December 31, 2020	79.8	4.9	84.7
Actual return (loss) on plan assets:
Relating to assets still held at the reporting date	—	3.8	3.8
Relating to assets sold during the period	8.3	(3.1)	5.2
Purchases, sales and settlements	(88.1)	(0.5)	(88.6)
Balance at December 31, 2021	$—	$5.1	$5.1

13. Pension and Other Post-retirement Benefits (continued)
The Company’s investment policies employ an approach whereby a diversified blend of equity and bond investments is used to maximize the long-term return of plan assets for a prudent level of risk. Equity investments are diversified across domestic and non-domestic stocks, as well as growth, value, and small to large capitalizations. Bond investments include corporate and government issues, with short, mid, and long-term maturities, with a focus on investment-grade when purchased. In preparation for the Plan settlement, which is expected to be completed in the fourth quarter of 2022, the target allocation to bonds managers is between 60 to 95 percent with the remainder allocated primarily to equities, private equity managers and cash. Investment and market risks are measured and monitored on an ongoing basis through regular investment portfolio reviews, annual liability measurements and periodic asset/liability studies.
The Company’s actual asset allocations are in line with target allocations. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.
There was no Company stock included in plan assets at December 31, 2021.
Cash Flows
The Company was not required to and did not make any contributions in 2021 to the Plan. The Company is not required to make a contribution in 2022.
Estimated Future Payments
As of December 31, 2021, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years ended December 31 (dollars in millions)	Pension Benefits(1)	Post-retirement Benefits
2022	$201.6	$0.2
2023	50.5	0.2
2024	49.4	0.2
2025	48.2	0.2
2026	46.8	0.2
2027 – 2031	221.8	0.8
(1)These estimated Pension Benefit payments do not reflect the potential impact of the purchase of annuities as part of the Plan termination.
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
The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts that are designated as cash flow hedges:

December 31 (dollars in millions)	2021		2020
	Buy	Sell	Buy	Sell
British pound	$—	$—	$—	$1.0
Canadian dollar	—	113.4	—	79.7
Euro	24.2	—	32.7	—
Mexican peso	23.8	—	16.5	—
Total	$48.0	$113.4	$49.2	$80.7
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
With NYMEX, the Company is required to make cash deposits on unrealized losses on steel derivative contracts. There were no outstanding commodity futures contracts as of December 31, 2021 and 2020.
Net Investment Hedges
The Company enters into certain foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For the derivative instruments that are designated and qualify as net investment hedges, gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its non-U.S. subsidiaries. These hedges are determined to be effective. The Company recognized $(0.5) million and $(3.1) million of after-tax losses associated with hedges of a net investment in non-U.S. subsidiaries in currency translation adjustment in other comprehensive income in 2021 and 2020, respectively. The contractual amount of the Company’s foreign currency forward contracts that are designated as net investment hedges is $25.0 million as of December 31, 2021.
The following tables present the impact of derivative contracts on the Company’s financial statements.
Fair value of derivatives designated as hedging instruments under ASC 815:

		Fair Value
December 31 (dollars in millions)	Balance Sheet Location	2021	2020
Foreign currency contracts	Other current assets	$1.7	$2.7
	Accrued liabilities	(1.6)	(7.0)
Total derivatives designated as hedging instruments		$0.1	$(4.3)

14. Derivative Instruments (continued)
The effect of cash flow hedges on the condensed consolidated statement of earnings:
Years ended December 31 (dollars in millions)

Derivatives in ASC 815 cash flow hedging relationships	Amount of (loss) gain recognized in other comprehensive loss on derivatives		Location of (loss) gain reclassified from accumulated other comprehensive loss into earnings	Amount of (loss) gain reclassified from accumulated other comprehensive loss into earnings
	2021	2020		2021	2020
Foreign currency contracts	$(0.8)	$2.3	Cost of products sold	$(0.8)	$1.9
Commodities contracts	—	—	Cost of products sold	—	(0.2)
	$(0.8)	$2.3		$(0.8)	$1.7
Balance Sheet Hedges
Foreign Exchange Contracts
The Company periodically enters into foreign exchange contracts to mitigate the foreign currency volatility relative to certain intercompany loans. These foreign exchange contracts did not qualify for hedge accounting in accordance with ASC 815, and as such were marked to market through earnings. The fair value of the foreign exchange contracts was a liability balance of $0.8 million as of December 31, 2021 and recorded in Accrued liabilities within the consolidated balance sheet. There were no foreign exchange contracts outstanding as of December 31, 2020.
The following table summarizes the contractual amounts of the Company's foreign exchange contracts that are designated as balance sheet hedges:

(dollars in millions)	December 31, 2021
	Buy	Sell
Canadian dollar	$—	$125.6
The amounts recognized within the consolidated statements of earnings related to the Company's foreign exchange contracts are set forth below.
Years ended December 31 (dollars in millions)

Derivatives not designated as hedging instruments:	Location of gain within the consolidated statements of earnings	2021	2020	2019
Foreign exchange contracts	Other income - net	$0.9	$—	$—
15. Income Taxes
The components of the provision (benefit) for income taxes consisted of the following:

Years ended December 31 (dollars in millions)	2021	2020	2019
Current:
Federal	$92.2	$67.1	$66.4
State	22.4	17.4	14.8
International	29.5	25.8	19.9
Deferred:
Federal	(3.2)	5.6	0.4
State	(0.6)	2.3	1.8
International	(1.8)	(19.2)	(1.2)
	$138.5	$99.0	$102.1

15. Income Taxes (continued)
The provision for income taxes differs from the U.S. federal statutory rate due to the following items:

Years ended December 31	2021	2020	2019
Provision at U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.8	3.5	2.8
International income tax rate differential—China	(1.6)	(0.6)	(1.3)
International income tax rate differential—other	0.7	0.2	0.4
Research tax credits	(0.4)	(0.5)	(0.4)
Excess tax benefit on stock compensation	(0.9)	(0.9)	(0.5)
Other	0.5	(0.4)	(0.4)
	22.1%	22.3%	21.6%
Components of earnings before income taxes were as follows:

Years ended December 31 (dollars in millions)	2021	2020	2019
U.S.	$479.0	$407.3	$400.3
International	146.6	36.6	71.8
	$625.6	$443.9	$472.1
The Company paid income taxes of $131.2 million, $114.1 million, and $116.6 million in 2021, 2020 and 2019, respectively.
As of December 31, 2021, the Company had $6.5 million accrued for its estimate of withholding taxes due upon repatriation of undistributed foreign earnings it considers to be not permanently reinvested. As of December 31, 2021, $608.0 million of cash and cash equivalents and marketable securities were held by its foreign subsidiaries.
The tax effects of temporary differences of assets and liabilities between income tax and financial reporting are as follows:

December 31 (dollars in millions)	2021		2020
	Assets	Liabilities	Assets	Liabilities
Employee benefits	$22.6	$—	$21.6	$—
Product liability and warranties	52.3	—	42.5	—
Inventories	7.6	—	1.5	—
Accounts receivable	18.3	—	16.3	—
Property, plant and equipment	—	46.6	—	36.3
Intangibles	—	85.2	—	66.2
Environmental liabilities	1.7	—	1.9	—
Undistributed foreign earnings	—	6.5	—	9.8
Tax loss and credit carryovers	8.9	—	20.3	—
All other	12.9	—	9.9	—
Valuation allowance	(7.1)	—	(13.0)	—
	$117.2	$138.3	$101.0	$112.3
Net liability		$21.1		$11.3
The Company believes it is more likely than not that it will realize its net deferred tax assets through the reduction of future taxable income. The Company considered historical operating results in determining the probability of the realization of the deferred tax assets.

15. Income Taxes (continued)
A reconciliation of the beginning and ending amounts of tax loss carryovers, credit carryovers and valuation allowances is as follows:

	Net Operating Losses and Tax Credits		Valuation Allowances
December 31 (dollars in millions)	2021	2020	2021	2020
Beginning balance	$20.3	$15.2	$13.0	$11.9
(Decreases) / increases	(11.4)	5.1	(5.9)	1.1
Ending balance	$8.9	$20.3	$7.1	$13.0
The Company has foreign net operating loss carryovers that expire in 2022 through 2028 and state and local net operating loss carryovers that expire between 2023 and 2025.

A reconciliation of the beginning and ending amount of unrecognized benefits is as follows:

(Dollars in millions)	2021	2020
Balance at January 1	$9.0	$9.7
Additions / (decreases) for tax positions of prior years	5.3	(0.7)
Balance at December 31	$14.3	$9.0
The amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is $0.5 million. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2021, there was an immaterial amount of interest and penalties accrued. The Company anticipates that there will not be a material decrease in the total amount of unrecognized tax benefits in 2022. The Company’s U.S. federal income tax returns and its U.S. state and local income tax returns are subject to audit for the years 2017-2021 and 2008-2021, respectively. The Company is subject to non-U.S. income tax audits for the years 2015-2021.
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
Product Liability
The Company is subject to various claims and pending lawsuits for product liability and other matters arising out of the conduct of the Company’s business. With respect to product liability claims, the Company has self-insured a portion of its product liability loss exposure for many years. The Company has established reserves and has insurance coverage, which it believes are adequate to cover incurred claims. For the years ended December 31, 2021 and 2020, the Company had $125 million of product liability insurance for individual losses in excess of $7.5 million. The Company periodically reevaluates its exposure on claims and lawsuits and makes adjustments to its reserves as appropriate. The Company believes, based on current knowledge, consultation with counsel, adequate reserves and insurance coverage that the outcome of such claims and lawsuits will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Purchase Obligations
The Company utilizes blanket purchase orders to communicate expected annual requirements to many suppliers. Requirements under blanket purchase orders generally do not become committed until several weeks prior to the scheduled unit production. The purchase obligations the Company considers firm as of December 31, 2021, is $306.1 million, most of which will be ordered in 2022.

16. Commitments and Contingencies (continued)
Inventory Repurchase Arrangements
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
Before considering any reduction of distributor rebate accruals of $3.9 and $5.4 million as of December 31, 2021 and December 31, 2020, respectively, and from the resale of the related inventory, the gross amount the Company would be obligated to repurchase, which would be contingent on the default of all of the outstanding loans, was approximately $7.2 million and $6.5 million as of December 31, 2021 and December 31, 2020, respectively. The Company’s reserves for estimated losses under repurchase arrangements were immaterial as of December 31, 2021 and December 31, 2020.
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

	Net Sales			Earnings
Years ended December 31 (dollars in millions)	2021	2020	2019	2021	2020	2019
North America(1)	$2,529.5	$2,118.3	$2,083.5	$590.8	$503.5	$488.9
Rest of World(2)	1,036.5	800.3	935.8	91.4	—	40.2
Inter-segment	(27.1)	(23.3)	(26.6)	(0.2)	(0.3)	—
Total segments – sales, segment earnings	$3,538.9	$2,895.3	$2,992.7	$682.0	$503.2	$529.1
Corporate expenses				(52.1)	(52.0)	(46.0)
Interest expense				(4.3)	(7.3)	(11.0)
Earnings before income taxes				625.6	443.9	472.1
Provision for income taxes				(138.5)	(99.0)	(102.1)
Net earnings				$487.1	$344.9	$370.0
(1)In 2020, the Company recognized $2.7 million of severance and restructuring expenses in connection with the alignment of its business to market conditions. For additional information, see Note 5 “Severance and Restructuring Expenses.”
(2)In 2020, the Company recognized $5.0 million of severance and restructuring expenses in connection with the alignment of its business to market conditions. For additional information, see Note 5 “Severance and Restructuring Expenses.”
In 2021, sales to the Company's North America segment’s two largest customers were $536.9 million and $401.5 million which represented 15 percent and 11 percent of the Company’s net sales, respectively. In 2020, sales to the Company's North America segment’s two largest customers were $471.9 million and $349.9 million which represented 16 percent and 12 percent of the Company’s net sales, respectively. In 2019, sales to the Company's North America segment’s two largest customers were $421.1 million and $378.9 million which represented 14 percent and 13 percent of the Company’s net sales, respectively.

17. Operations by Segment (continued)
Assets, depreciation and capital expenditures by segment

	Total Assets (December 31)			Depreciation and Amortization (Years Ended December 31)			Capital Expenditures (Years Ended December 31)
(dollars in millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019
North America	$2,181.9	$1,759.1	$1,742.8	$52.2	$51.5	$49.3	$48.0	$41.7	$47.6
Rest of World	792.7	664.9	709.1	25.1	27.9	27.9	15.8	14.9	15.9
Corporate	499.8	736.7	606.1	0.6	0.6	1.1	11.3	0.2	0.9
Total	$3,474.4	$3,160.7	$3,058.0	$77.9	$80.0	$78.3	$75.1	$56.8	$64.4
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

	Long-lived Assets (December 31)				Net Sales (Years Ended December 31)
(dollars in millions)	2021	2020	2019		2021	2020	2019
United States	$366.2	$355.8	$360.2	United States	$2,239.1	$1,904.9	$1,868.7
China	259.9	268.3	266.7	China	912.6	695.6	825.4
Canada	59.1	4.5	4.2	Canada	247.2	175.0	168.5
Other Foreign	44.0	43.4	42.1	Other Foreign	140.0	119.8	130.1
Total	$729.2	$672.0	$673.2	Total	$3,538.9	$2,895.3	$2,992.7

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
Management Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to Giant Factories, Inc. The acquisition constituted 7.1 percent and 10.9 percent of total assets and net assets, respectively, as of December 31, 2021 and 0.6 percent and 0.5 percent of net sales and net earnings, respectively. Based on this evaluation, our management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2021 as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B – OTHER INFORMATION
None.
ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
A. O. Smith Corporation
Opinion on Internal Control over Financial Reporting
We have audited A. O. Smith Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, A. O. Smith Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
As indicated in the accompanying Management Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Giant Factories, Inc., which are included in the 2021 consolidated financial statements of the Company and constituted 7.1 percent and 10.9 percent of total assets and net assets, respectively, as of December 31, 2021 and 0.6 percent and 0.5 percent of net sales and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Giant Factories, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of A. O. Smith Corporation as of December 31, 2021 and 2020, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the index at Item 15(a) and our report dated February 11, 2022 expressed an unqualified opinion thereon.
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
February 11, 2022

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information included under the headings “Election of Directors” and “Board Committees” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission (SEC) under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference. The information required regarding Executive Officers of the Company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”
We have a separately designated Audit Committee on which Idelle K. Wolf, Michael M. Larsen, Mark D. Smith and Gene C. Wulf serve, with Ms. Wolf, as Chairperson. All members are independent under applicable SEC and New York Stock Exchange rules; the Board of Directors of the Company has concluded that Mr. Larsen, Ms. Wolf and Mr. Wulf are “audit committee financial experts” in accordance with SEC rules.
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
The information included under the heading “Compliance with Section 16(a) of the Securities Exchange Act” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.
ITEM 11 – EXECUTIVE COMPENSATION
The information included under the headings “Executive Compensation,” “Director Compensation,” “Report of the Personnel and Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information included under the headings “Principal Stockholders” and “Security Ownership of Directors and Management” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,615,552	(1)	$47.73	(2)	2,962,559	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	2,615,552		47.73		2,962,559
(1)Consists of 2,252,498 shares subject to stock options, 363,054 shares subject to employee share units and 285,214 shares subject to director share units.
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
ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information included under the headings “Director Independence and Financial Literacy”, “Compensation Committee Interlocks and Insider Participation” and “Procedure for Review of Related Party Transactions” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our principal accountant is Ernst & Young, LLP (PCAOB ID: 42). The information included under the heading “Report of the Audit Committee” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) required by this Item 14 is incorporated herein by reference.

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements of the Company
2.Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	66
Schedules not included have been omitted because they are not applicable.
3.Exhibits - see the Index to Exhibits on pages 63-64 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K are listed as Exhibits 10(a) through 10(n) in the Index to Exhibits.
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

(e)
A. O. Smith Corporation Executive Incentive Compensation Award Agreement, incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q for the quarter ended March 31, 2012 (for grants between February 2012 and January 2016).

(f)
A. O. Smith Corporation Executive Incentive Compensation Award Agreement, incorporated by reference to Exhibit 10 of the quarterly report on Form 10-Q for the quarter ended March 31, 2016 (for grants between February 2016 and January 2021).

(g)
A.O. Smith Corporation Executive Incentive Compensation Award Agreement, incorporated by reference to Exhibit 10(h) of the annual report on Form 10-K for the fiscal year ended December 31, 2020 (for grants between February 2021 and January 2022).

(h)
A.O. Smith Corporation Executive Incentive Compensation Award Agreement (International), incorporated by reference to Exhibit 10(i) of the annual report on Form 10-K for the fiscal year ended December 31, 2020 (for grants between February 2021 and January 2022).

	(i)	A.O. Smith Corporation Executive Incentive Compensation Award Agreement (for grants after February 2022).

	(j)	A.O. Smith Corporation Executive Incentive Compensation Award Agreement (International) (for grants after February 2022).

Exhibit Number	Description
	(k)	A. O. Smith Corporation Senior Leadership Severance Plan, incorporated by reference to Exhibit 10.1 of the quarterly report for Form 10-Q for the quarter ended June 30, 2009.

	(l)	Form of A. O. Smith Corporation Special Retention Award Agreement, incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q for the quarter ended March 31, 2011.

(m)
Stockholder Agreement dated as of December 9, 2008, between A. O. Smith Corporation and each Smith Investment Company stockholder who becomes a signatory thereto, incorporated by reference to Exhibit 10.3 of the current report on Form 8-K dated December 9, 2008.

	(n)	Summary of Directors’ Compensation incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q for the quarter ended June 30, 2021.

(21)		Subsidiaries.

(23)		Consent of Independent Registered Public Accounting Firm.

(31.1)		Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 11, 2022.

(31.2)		Certification by the Executive Vice-President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 11, 2022.

(32.1)		Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32.2)		Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(101)
The following materials from A. O. Smith Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) the Consolidated Statement of Earnings for the three years ended December 31, 2021, (iii) the Consolidated Statement of Comprehensive Earnings for the three years ended December 31, 2021, (iv) the Consolidated Statement of Cash Flows for the three years ended December 31, 2021, (v) the Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2021 and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

A. O. SMITH CORPORATION

Date: February 11, 2022	By:	/s/ Kevin J. Wheeler
Kevin J. Wheeler Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 11, 2022 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Signature

KEVIN J. WHEELER	/s/ Kevin J. Wheeler
Director	Kevin J. Wheeler
Chairman, President and Chief Executive Officer

CHARLES T. LAUBER	/s/ Charles T. Lauber
Executive Vice President and Chief Financial Officer	Charles T. Lauber

BENJAMIN A. OTCHERE	/s/ Benjamin A. Otchere
Vice President and Controller	Benjamin A. Otchere

RONALD D. BROWN	/s/ Ronald D. Brown
Director	Ronald D. Brown

VICTORIA M. HOLT	/s/ Victoria M. Holt
Director	Victoria M. Holt

DR. ILHAM KADRI	/s/ Dr. Ilham Kadri
Director	Dr. Ilham Kadri

MICHAEL M. LARSEN	/s/ Michael M. Larsen
Director	Michael M. Larsen

AJITA G. RAJENDRA	/s/ Ajita G. Rajendra
Director	Ajita G. Rajendra

BRUCE M. SMITH	/s/ Bruce M. Smith
Director	Bruce M. Smith

MARK D. SMITH	/s/ Mark D. Smith
Director	Mark D. Smith

IDELLE K. WOLF	/s/ Idelle K. Wolf
Director	Idelle K. Wolf

GENE C. WULF	/s/ Gene C. Wulf
Director	Gene C. Wulf

A. O. SMITH CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)
Years ended December 31, 2021, 2020 and 2019

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquisition of Businesses	Deductions	Balance at End of Year
2021:
Valuation allowance for trade and notes receivable	$5.6	$4.2	$0.8	$(1.1)	$9.5
Valuation allowance for deferred tax assets	13.0	—	—	(5.9)	7.1
2020:
Valuation allowance for trade and notes receivable	$6.6	$0.8	$—	$(1.8)	$5.6
Valuation allowance for deferred tax assets	11.9	1.1	—	—	13.0
2019:
Valuation allowance for trade and notes receivable	$6.4	$0.3	$—	$(0.1)	$6.6
Valuation allowance for deferred tax assets	13.1	—	—	(1.2)	11.9