Form 10-Q
period 2022-03-31
SMITH A O CORP
filed 2022-05-02
CIK 91142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☒ No
Class A Common Stock Outstanding as of April 28, 2022 - 25,971,005 shares
Common Stock Outstanding as of April 28, 2022 - 130,035,911 shares

Index
A. O. Smith Corporation

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales	$977.7	$769.0
Cost of products sold	636.1	480.4
Gross profit	341.6	288.6
Selling, general and administrative expenses	179.8	166.5
Interest expense	1.5	1.0
Other expense (income), net	3.7	(5.0)
Earnings before provision for income taxes	156.6	126.1
Provision for income taxes	36.8	28.4
Net Earnings	$119.8	$97.7
Net Earnings Per Share of Common Stock	$0.76	$0.60
Diluted Net Earnings Per Share of Common Stock	$0.76	$0.60
Dividends Per Share of Common Stock	$0.28	$0.26

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net earnings	$119.8	$97.7
Other comprehensive earnings (loss)
Foreign currency translation adjustments	0.6	(1.4)
Unrealized losses on cash flow derivative instruments, less related income tax benefit of $0.2 in 2022, $0.7 and in 2021	(0.6)	(2.0)
Adjustment to pension liability, less related income tax provision of ($1.2) in 2022 and ($1.3) in 2021	3.8	3.8
Comprehensive Earnings	$123.6	$98.1
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	(unaudited) March 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$405.8	$443.3
Marketable securities	173.6	188.1
Receivables	608.3	634.4
Inventories	488.7	447.7
Other current assets	45.0	39.1
Total Current Assets	1,721.4	1,752.6
Property, plant and equipment	1,354.1	1,343.2
Less accumulated depreciation	(751.3)	(736.5)
Net property, plant and equipment	602.8	606.7
Goodwill	628.8	627.8
Other intangibles	360.4	364.8
Operating lease assets	33.9	32.5
Other assets	87.6	90.0
Total Assets	$3,434.9	$3,474.4
Liabilities
Current Liabilities
Trade payables	$658.7	$745.9
Accrued payroll and benefits	61.4	113.4
Accrued liabilities	207.0	181.8
Product warranties	68.2	70.9
Debt due within one year	6.8	6.8
Total Current Liabilities	1,002.1	1,118.8
Long-term debt	288.6	189.9
Product warranties	114.7	113.5
Long-term operating lease liabilities	24.6	22.3
Other liabilities	196.0	197.7
Total Liabilities	1,626.0	1,642.2
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 27,000,000 shares; issued, 26,103,785 and 26,104,441	130.5	130.5
Common Stock, $1 par value: authorized 240,000,000 shares; issued 164,603,809 and 164,603,153	164.7	164.7
Capital in excess of par value	550.9	545.2
Retained earnings	2,902.2	2,826.6
Accumulated other comprehensive loss	(327.6)	(331.4)
Treasury stock at cost	(1,611.8)	(1,503.4)
Total Stockholders’ Equity	1,808.9	1,832.2
Total Liabilities and Stockholders’ Equity	$3,434.9	$3,474.4
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net earnings	$119.8	$97.7
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	20.3	19.5
Stock based compensation expense	7.6	7.4
Net changes in operating assets and liabilities:
Current assets and liabilities	(137.8)	(13.2)
Noncurrent assets and liabilities	6.6	(7.0)
Cash Provided by Operating Activities	16.5	104.4
Investing Activities
Capital expenditures	(12.9)	(17.1)
Investments in marketable securities	(16.9)	(24.4)
Net proceeds from sale of marketable securities	31.9	54.0
Cash Provided by Investing Activities	2.1	12.5
Financing Activities
Long-term debt incurred (repaid)	98.7	(6.8)
Common stock repurchases	(107.9)	(67.0)
Net (payments) proceeds from stock option activity	(2.7)	4.5
Dividends paid	(44.2)	(42.2)
Cash Used in Financing Activities	(56.1)	(111.5)
Net (decrease) increase in cash and cash equivalents	(37.5)	5.4
Cash and cash equivalents - beginning of period	443.3	573.1
Cash and Cash Equivalents - End of Period	$405.8	$578.5
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Class A Common Stock
Balance at the beginning of period	$130.5	$130.8
Conversion of Class A Common Stock	—	(0.2)
Balance at end of period	$130.5	$130.6
Common Stock
Balance at the beginning of period	$164.7	$164.6
Conversion of Class A Common Stock	—	$0.1
Balance at end of period	$164.7	$164.7
Capital in Excess of Par Value
Balance at the beginning of period	$545.2	$520.4
Conversion of Class A Common Stock	—	0.2
Issuance of share units	(5.8)	(5.3)
Vesting of share units	(2.4)	(1.7)
Stock based compensation expense	7.7	7.2
Exercises of stock options	0.4	2.6
Stock incentives	5.8	5.3
Balance at end of period	$550.9	$528.7
Retained Earnings
Balance at the beginning of period	$2,826.6	$2,509.6
Net earnings	119.8	97.7
Cash dividends on stock	(44.2)	(42.2)
Balance at end of period	$2,902.2	$2,565.1
Accumulated Other Comprehensive Loss (see Note 16)	$(327.6)	$(320.8)
Treasury Stock
Balance at the beginning of period	$(1,503.4)	$(1,155.9)
Exercise of stock options	(2.9)	1.9
Shares repurchased	(107.9)	(67.0)
Vesting of share units	2.4	1.7
Balance at end of period	$(1,611.8)	$(1,219.3)
Total Stockholders’ Equity	$1,808.9	$1,849.0
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full year. It is suggested the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 11, 2022.
Recent Accounting Pronouncement
In November 2021, the Financial Accounting Standards Board (FASB) amended ASC 832, Government Assistance (issued under Accounting Standards Update (ASU) 2021-10, "Disclosures by Business Entities about Government Assistance"). This amendment requires disclosures that are expected to increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The Company adopted the amendment on January 1, 2022, and the adoption of ASU 2021-10 is not expected to materially impact its annual disclosures, consolidated balance sheets, statements of earnings or statements of cash flows.
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
Additionally, certain customers in China pay the Company prior to the shipment of products resulting in a customer deposits liability of $118.2 million and $155.2 million at March 31, 2022 and December 31, 2021, respectively. Customer deposit liabilities are short term in nature and deposits are recognized into revenue within one year of receipt. The Company assesses the collectability of customer receivables based on the creditworthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for doubtful accounts, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors including forward-looking information when establishing adequate allowances for credit losses, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. The Company’s allowance for doubtful accounts was $10.1 million at March 31, 2022 and $9.5 million at December 31, 2021.
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
The following table disaggregates the Company’s net sales by segment. As described above, the Company’s North America segment sales are further disaggregated by major product line. In addition, the Company’s Rest of World segment sales are disaggregated by China and all other Rest of World:

(dollars in millions)	Three Months Ended March 31,
	2022	2021
North America
Water heaters and related parts	$615.8	$457.7
Boilers and related parts	57.5	46.5
Water treatment products	56.8	48.7
Total North America	730.1	552.9
Rest of World
China	$228.3	$199.2
All other Rest of World	27.7	23.1
Total Rest of World	256.0	222.3
Inter-segment sales	(8.4)	(6.2)
Total Net Sales	$977.7	$769.0

3. Acquisition
On October 19, 2021, the Company acquired 100 percent of the shares and related assets of Giant Factories, Inc. (Giant), a Canada-based manufacturer of residential and commercial water heaters. The addition of Giant increases the Company's North America market penetration, creating additional capacity and enhancing the Company's distribution capabilities. Giant is included in the North America segment. The Company paid an aggregate cash purchase price of $198.6 million net of cash acquired. In addition, the Company incurred acquisition costs of approximately $1.3 million. Under the purchase agreement for the Giant acquisition, an escrow of approximately $8 million was set aside from the purchase price to satisfy any potential obligations of the former owners of Giant, should they arise. The cash purchase price is preliminary and subject to customary adjustments. The purchase price allocation remains preliminary and subject to final valuation adjustments that will be completed within the one year period following the acquisition date.
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
As required under ASC 805 Business Combinations, Giant's results of operations have been included in the Company’s consolidated financial statements from October 19, 2021, the date of acquisition.
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

4. Leases (continued)
Supplemental balance sheet information related to leases is as follows:

(dollars in millions)	March 31, 2022	December 31, 2021
Liabilities
Short term: Accrued liabilities	$10.8	$11.7
Long term: Operating lease liabilities	24.6	22.3
Total operating lease liabilities	$35.4	$34.0
Less: Rent incentives and deferrals	(1.5)	(1.5)
Assets
Operating lease assets	$33.9	$32.5

Lease Term and Discount Rate	March 31, 2022
Weighted-average remaining lease term	6.7 years
Weighted-average discount rate	2.82%
The components of lease expense were as follows:

(dollars in millions)		Three months ended March 31,
Lease Expense	Classification	2022(1)	2021(2)
Operating lease expense	Cost of products sold	$1.0	$1.0
	Selling, general and administrative expenses	3.9	4.0
(1)2022 includes short-term and variable lease expenses of $0.5 million and $0.8 million, respectively.
(2)2021 includes short-term and variable lease expenses of $0.5 million and $0.6 million, respectively.
Maturities of lease liabilities were as follows:

(dollars in millions)	March 31, 2022
2022	$9.2
2023	7.8
2024	6.4
2025	4.4
2026	2.8
After 2026	9.4
Total lease payments	40.0
Less: Imputed interest	(4.6)
Present value of operating lease liabilities	$35.4
5. Inventories
The following table presents the components of the Company’s inventory balances:

(dollars in millions)	March 31, 2022	December 31, 2021
Finished products	$199.2	$190.2
Work in process	51.4	42.0
Raw materials	315.3	286.3
Inventories, at FIFO cost	565.9	518.5
LIFO reserve	(77.2)	(70.8)
	$488.7	$447.7

6. Product Warranties
The Company offers warranties on the sales of certain of its products with terms that are consistent with the market and records an accrual for the estimated future claims. The increase in our reserve for product warranties as of the first quarter ended 2022 compared to the prior year period was primarily due to increased steel prices and the acquisition of Giant. Refer to Note 3, "Acquisition", for additional information regarding the acquisition of Giant.
The following table presents the Company’s warranty liability activity:

(dollars in millions)	Three Months Ended March 31,
	2022	2021
Balance at January 1,	$184.4	$142.3
Expense	13.9	12.6
Claims settled	(15.4)	(13.3)
Balance at March 31,	$182.9	$141.6
7. Debt
In 2021, the Company renewed and amended its $500 million multi-year multi-currency revolving credit agreement with a new expiration date of April 1, 2026. The facility has an accordion provision that allows it to be increased up to $850 million if certain conditions (including lender approval) are satisfied. Borrowings under bank credit lines and commercial paper borrowings are supported by a $500 million revolving credit agreement. As a result of the long-term nature of this facility, the Company’s commercial paper and credit line borrowings are classified as long-term debt at March 31, 2022. At its option, the Company either maintains cash balances or pays fees for bank credit and services. The facility requires the Company to maintain two financial covenants, a leverage ratio test and an interest coverage test. The Company was in compliance with the covenants as of March 31, 2022.
8. Earnings per Share of Common Stock
The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended March 31,
	2022	2021
Denominator for basic earnings per share - weighted average shares	157,018,566	161,526,733
Effect of dilutive stock options and share units	1,299,133	1,258,590
Denominator for diluted earnings per share	158,317,699	162,785,323
9. Stock Based Compensation
The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the Incentive Plan) effective January 1, 2007. The Incentive Plan was most recently reapproved by stockholders on April 15, 2020. The Incentive Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options or share units at March 31, 2022 was 7,117,740. Upon stock option exercise or share unit vesting, shares are issued from treasury stock. Total stock based compensation expense recognized in the three months ended March 31, 2022 and 2021 was $7.6 million and $7.4 million, respectively.
Stock Options
The stock options granted in the three months ended March 31, 2022 and 2021 have three year pro rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant. For active employees, all options granted in 2022 and 2021 expire ten years after the date of grant. The Company’s stock options are expensed ratably over the three year vesting period; however, included in the stock option expense for the three months ended March 31, 2022 and 2021 was expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Stock based compensation

9. Stock Based Compensation (continued)
expense attributable to stock options in the three months ended March 31, 2022 and 2021 was $3.9 million and $3.6 million, respectively.
Changes in options, all of which relate to the Company’s Common Stock, were as follows for the three months ended March 31, 2022:

	Weighted- Avg. Per Share Exercise Price	Number of Options	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2022	$47.73	2,252,498
Granted	74.23	318,520
Exercised	37.22	(19,532)
Forfeited	59.09	(8,269)
Outstanding at March 31, 2022	51.09	2,543,217	7 years	$35.8
Exercisable at March 31, 2022	46.75	1,719,597	6 years	$29.5
The weighted-average fair value per option at the date of grant during the three months ended March 31, 2022 and 2021 using the Black-Scholes option-pricing model was $17.59 and $14.01, respectively. Assumptions were as follows:

	Three Months Ended March 31,
	2022	2021
Expected life (years)	5.7	5.8
Risk-free interest rate	1.9%	1.2%
Dividend yield	1.5%	1.6%
Expected volatility	26.8%	27.3%
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
Restricted Stock and Share Units
Participants may also be awarded shares of restricted stock or share units under the Incentive Plan. Share units vest three years after the date of grant. The Company granted 88,894 and 100,153 share units under the Incentive Plan in the three months ended March 31, 2022 and 2021, respectively.
The share units were valued at $6.6 million and $6.1 million at the date of issuance in 2022 and 2021, respectively, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period; however, included in share unit expense in the three months ended March 31, 2022 and 2021 was expense associated with accelerated vesting of restricted stock and share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period. Stock based compensation expense attributable to share units of $3.7 million and $3.8 million was recognized in the three months ended March 31, 2022 and 2021, respectively. Certain non-U.S.-based employees receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.

9. Stock Based Compensation (continued)
A summary of share unit activity under the Incentive Plan is as follows for the three months ended March 31, 2022:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2022	421,138	$47.28
Granted	88,894	74.23
Vested	(124,191)	49.43
Forfeited	(6,137)	53.21
Issued and unvested at March 31, 2022	379,704	52.88
10. Pensions
The following table presents the components of the Company’s net pension income:

(dollars in millions)	Three Months Ended March 31,
	2022	2021
Service cost	$0.4	$0.4
Interest cost	3.6	3.6
Expected return on plan assets	(5.4)	(12.0)
Amortization of unrecognized loss	5.1	5.2
Amortization of prior service cost	(0.1)	(0.1)
Defined benefit plan expense (income)	$3.6	$(2.9)
The service cost component of net periodic benefit cost is presented within cost of products sold and selling, general and administrative expenses within the condensed consolidated statements of earnings while the other components of pension expense (income) are reflected in other expense (income). The Company was not required to and did not make a contribution to its U.S. pension plan in 2021. The Company is not required to make a contribution in 2022.
In 2021, the Company's Board of Directors approved the termination of the Company's largest defined benefit pension plan (the Plan) representing over 95 percent of the Company's pension plan liabilities with a termination date of December 31, 2021. In April 2022, the Plan received a determination letter from the IRS that allowed the Company to proceed with the termination process for the Plan. In 2022, the Company expects to annuitize the remaining pension liability. The Plan settlement, which the Company expects to complete in the fourth quarter of 2022, will accelerate the recognition of approximately $445 million of non-cash, pre-tax pension expenses.

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

(dollars in millions)	Three Months Ended March 31,
	2022	2021
Net sales
North America	$730.1	$552.9
Rest of World	256.0	222.3
Inter-segment	(8.4)	(6.2)
	$977.7	$769.0
Segment earnings
North America(1)	$151.8	$130.4
Rest of World	24.8	11.8
Inter-segment	(0.1)	—
	176.5	142.2
Corporate expense(2)	(18.4)	(15.1)
Interest expense	(1.5)	(1.0)
Earnings before income taxes	156.6	126.1
Provision for income taxes	36.8	28.4
Net earnings	$119.8	$97.7

(1)includes pension expense (income) of:	$2.6	$(2.6)
(2)includes pension expense (income) of:	$0.3	$(0.6)
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
The following table presents assets (liabilities) measured at fair value on a recurring basis (dollars in millions):

Fair Value Measurement Using	March 31, 2022	December 31, 2021
Quoted prices in active markets for identical assets (Level 1)	$173.6	$188.1
Significant other observable inputs (Level 2)	(0.2)	(0.7)
Items measured at fair value were comprised of the Company’s marketable securities (Level 1) and derivative instruments (Level 2). There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis during the three months ended March 31, 2022.

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

The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts that are designated as cash flow hedges:

(dollars in millions)	March 31, 2022		December 31, 2021
	Buy	Sell	Buy	Sell
Canadian dollar	$—	$103.0	$—	$113.4
Euro	29.0	—	24.2	—
Mexican peso	21.8	—	23.8	—
Total	$50.8	$103.0	$48.0	$113.4
Net Investment Hedges
The Company enters into certain foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For the derivative instruments that are designated and qualify as net investment hedges, gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its non-U.S. subsidiaries. These hedges are determined to be effective. The Company recognized $0.3 million and zero of after-tax losses associated with hedges of a net investment in non-U.S. subsidiaries in currency translation adjustment in other comprehensive income in the three months ended March 31, 2022 and 2021, respectively. The contractual amount of the Company's foreign currency forward contracts that are designated as net investment hedges is $50.0 million as of March 31, 2022.

13. Derivative Instruments (continued)
The following tables present the impact of derivative contracts on the Company’s financial statements.
Fair value of derivatives designated as hedging instruments under ASC 815:

(dollars in millions)	Balance Sheet Location	March 31, 2022	December 31, 2021
Foreign currency contracts	Other current assets	$1.3	$1.7
	Accrued liabilities	(1.5)	(1.6)
Total derivatives designated as hedging instruments		$(0.2)	$0.1

The effect of cash flow hedges on the condensed consolidated statement of earnings:
Three Months Ended March 31 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of loss recognized in other comprehensive loss on derivatives		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings
	2022	2021		2022	2021
Foreign currency contracts	$(0.7)	$(2.9)	Cost of products sold	$0.1	$(0.3)
Balance Sheet Hedges
Foreign Exchange Contracts
The Company periodically enters into foreign exchange contracts to mitigate the foreign currency volatility relative to certain intercompany loans. These foreign exchange contracts did not qualify for hedge accounting in accordance with ASC 815 and as such were marked to market through earnings. The fair value of the foreign exchange contracts was zero as of March 31, 2022. The fair value of the foreign exchange contracts was a liability of $0.8 million as of December 31, 2021 and recorded in Accrued liabilities within the consolidated balance sheet.
The following table summarizes the contractual amounts of the Company's foreign exchange contracts that are designated as balance sheet hedges:

(dollars in millions)	March 31, 2022		December 31, 2021
	Buy	Sell	Buy	Sell
Canadian dollar	$—	$123.4	$—	$125.6
The amounts recognized within the consolidated statements of earnings related to the Company's foreign exchange contracts are set forth below.
Three Months Ended March 31 (dollars in millions):

Derivatives not designated as hedging instruments:	Location of loss within the consolidated statements of earnings	2022	2021
Foreign exchange contracts	Other expense (income) - net	$1.3	$—
14. Income Taxes
The Company’s effective income tax rate for the three months ended March 31, 2022 was 23.5 percent compared to 22.5 percent for the three months ended March 31, 2021. The Company estimates that its annual effective income tax rate for the full year 2022 will be between approximately 23.5 and 24 percent. The change in the effective income tax rate for the three months ended March 31, 2022 compared to the effective income tax rate for the three months ended March 31, 2021 was primarily due to a change in geographical earnings mix.
As of March 31, 2022, the Company had $14.3 million of unrecognized tax benefits of which $0.5 million would affect its effective income tax rate if recognized. The Company recognizes potential interest and penalties related to unrecognized tax

14.    Income Taxes (continued)
benefits as a component of income tax expense. The Company’s U.S. federal income tax returns for 2017-2022 are subject to audit. The Company is subject to state and local income tax audits for tax years 2008-2022. The Company is subject to non-U.S. income tax examinations for years 2015-2022.
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
Before considering any reduction of distributor rebate accruals of $3.0 million and $3.9 million as of March 31, 2022 and December 31, 2021, respectively, and from the resale of the related inventory, the gross amount the Company would be obligated to repurchase, which would be contingent on the default of all of the outstanding loans, was approximately $6.8 million as of March 31, 2022 and $7.2 million as of December 31, 2021. The Company’s reserves for estimated losses under repurchase arrangements were immaterial as of March 31, 2022 and December 31, 2021.
16. Changes in Accumulated Other Comprehensive Loss by Component
Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)	Three Months Ended March 31,
	2022		2021
Cumulative foreign currency translation
Balance at beginning of period	$(44.7)		$(48.1)
Other comprehensive income before reclassifications	0.6		(1.4)
Balance at end of period	(44.1)		(49.5)
Unrealized net gain (loss) on cash flow derivatives
Balance at beginning of period	0.6		0.6
Other comprehensive loss before reclassifications	(0.5)		(2.2)
Realized (gains) losses on derivatives reclassified to cost of products sold (net of income tax provision (benefit) of $— and ($0.1) in 2022 and 2021, respectively)	(0.1)		0.2
Balance at end of period	—		(1.4)
Pension liability
Balance at beginning of period	(287.3)		(273.7)
Amounts reclassified from accumulated other comprehensive loss:(1)	3.8		3.8
Balance at end of period	(283.5)		(269.9)
Accumulated other comprehensive loss, end of period	$(327.6)		$(320.8)

(1) Amortization of pension items:
Actuarial losses	$5.1	(2)	$5.2	(2)
Prior year service cost	(0.1)	(2)	(0.1)	(2)
	5.0		5.1
Income tax benefit	(1.2)		(1.3)
Reclassification net of income tax benefit	$3.8		$3.8
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
We seek to continue to grow our core residential and commercial water heating, boiler and water treatment businesses throughout the world. This includes focusing on acquisitions that are related to our core business. Consistent with this strategy, we acquired Giant Factories, Inc. (Giant), a Canada-based manufacturer of residential and commercial water heaters, on October 19, 2021, for $199 million, subject to customary adjustments, using a combination of debt and cash. The acquisition fits squarely in our core capabilities, supplements our presence in Canada and enhances our capacity and distribution in the region. Giant contributed $32.0 million of sales and approximately $0.02 in earnings per share (EPS) to our results in the first quarter of 2022. We will also continue to look for opportunities to add to our existing operations in high growth regions demonstrated by our previous introductions of water treatment products in India and range hoods and cooktops in China.
Our global supply chain management team continued to navigate through supply chain and logistics challenges in the first quarter of 2022. We have seen supply constraints for certain components and raw materials used in our operations, limited container and trucking capacity, and port congestion and delays. In addition, while steel indices moderated as we moved into 2022, they have recently risen again, as commodity prices and availability remain volatile. We remain in close contact with our suppliers and logistics providers to troubleshoot, manage and resolve bottlenecks, as the environment remains unpredictable, particularly with the conflict in Ukraine.
Our business also continues to experience impacts from the novel coronavirus (COVID-19) pandemic. Omicron variant-related absenteeism negatively impacted North American production early in the first quarter. In addition, to slow the spread of COVID-19 in China, targeted lockdowns began in certain cities late in the first quarter.
In our North America segment, after approximately eight percent growth in 2021, we expect residential industry water heater volumes will be down approximately two percent in 2022 compared with 2021 as we believe that industry demand will normalize to more historical growth rates. We believe that commercial water heater industry volumes will be flat to slightly down in 2022 compared to 2021 as we anticipate that new construction and replacement installations will level off. We expect sales in 2022 will benefit from our 2021 price increases, which had a cumulative effect on our water heater prices of approximately 50 percent. We expect to see a 18 to 20 percent increase in our sales of boilers in 2022 compared to 2021 driven by increased pricing in response to higher input cost and higher demand. We anticipate sales of our North America water treatment products will increase 13 to 14 percent in 2022, compared to 2021, primarily driven by higher consumer demand for our point of use and point of entry water treatment systems.
In our Rest of World segment, after strong growth in 2021, we expect 2022 sales in China to be flat in local currency compared with 2021 as a result of economic headwinds from COVID-19-related lockdowns. We assume China currency rates will stay at levels similar to 2021.
Combining all of these factors, we expect our consolidated sales to increase between 14 and 16 percent in 2022. This guidance excludes the potential impacts from future acquisitions and assumes the COVID-19 related lockdowns in China subside during the second quarter of 2022, and that COVID-19 does not significantly impact our operations or our employees, customers or suppliers.

Results of Operations

(dollars in millions)	Three Months Ended March 31,
	2022	2021
Net sales	$977.7	$769.0
Cost of products sold	636.1	480.4
Gross profit	341.6	288.6
Gross profit margin %	34.9%	37.5%
Selling, general and administrative expenses	179.8	166.5
Interest expense	1.5	1.0
Other expense (income) - net	3.7	(5.0)
Earnings before provision for income taxes	156.6	126.1
Provision for income taxes	36.8	28.4
Net Earnings	$119.8	$97.7
Our sales in the first quarter of 2022 were $977.7 million, or 27.1 percent higher than 2021 first quarter sales of $769.0 million. Compared to the prior year quarter, our sales increase was primarily driven by inflation-related pricing actions in North America as well as higher sales in China. Our acquisition of Giant added $32.0 million of incremental sales in 2022. In addition, our sales in China were favorably impacted by approximately $5 million in the first quarter of 2022 compared to the first quarter of 2021, due to the appreciation of the Chinese currency compared to the U.S. dollar.
Our gross profit margin in the first quarter of 2022 was 34.9 percent and declined compared to 37.5 percent in the first quarter of 2021. The lower gross profit margin in the first quarter of 2022 was primarily due to higher steel and other material costs which outpaced our pricing actions.
Selling, general, and administrative (SG&A) expenses were $179.8 million in the first quarter of 2022 or $13.3 million higher than the first quarter of 2021. The increase in SG&A expenses was primarily driven by higher selling expenses in North America due to higher sales compared to the prior year period.
Interest expense in the first quarter of 2022 was $1.5 million, and higher compared to $1.0 million in the first quarter of 2021 primarily due to higher debt levels.
Other expense was $3.7 million in the first quarter of 2022 compared to other income of ($5.0) million in the first quarter of 2021. Pension expense in the first quarter of 2022 was $3.6 million compared to pension income of $2.9 million in the first quarter of 2021.
In 2021, our Board of Directors approved the termination of our largest defined benefit pension plan (the Plan) representing over 95 percent of our pension plan liabilities with a termination date of December 31, 2021. In April 2022, we received a determination letter from the IRS that allowed us to proceed with the termination process for the Plan. In 2022, we expect to annuitize the remaining Plan pension liability. The Plan settlement, which we expect to complete in the fourth quarter of 2022, will accelerate the recognition of approximately $445 million, or approximately $1.73 per share, of non-cash, pre-tax pension expenses. In addition, to protect the Plan’s funded status, the Plan transferred a significant portion of its assets to lower risk investments in 2021. The impact of this transition resulted in a lower expected rate of return on pension investments and accordingly, higher pension expenses in 2022, compared to previous years. The service cost component of our pension income is reflected in cost of products sold and SG&A expenses. All other components of our pension expense (income) are reflected in other expense (income).
We are providing non-U.S. Generally Accepted Accounting Principles (GAAP) measures (adjusted earnings, adjusted EPS, adjusted segment earnings and adjusted corporate expense) that exclude the impact of pension settlement expenses and non-operating pension income and expenses. Reconciliations from GAAP measures to non-GAAP measures are provided in the financial information included in this filing. We believe that the measures of adjusted earnings, adjusted EPS, adjusted segment earnings and adjusted corporate expense provide useful information to investors about our performance and allow management and our investors to better understand our performance between periods without regard to items that we do not consider to be a component of our core operating performance.
Our pension costs and credits are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages, and years of service. We consider current market conditions, including changes in interest rates, in making these assumptions. Our assumption for the expected rate of return on plan assets is 3.00 percent in 2022 compared to 6.25 percent in 2021. The discount rate used to determine net periodic pension costs increased to 2.72 percent in 2022 from 2.45 percent in 2021.
Our effective income tax rate was 23.5 percent in the first quarter of 2022, compared with 22.5 percent in the first quarter of 2021. Our higher effective income tax rate was primarily due to a change in geographic earnings mix. We estimate that our annual effective income tax rate for the full year of 2022 will be between 23.5 and 24 percent.
North America Segment

(dollars in millions)	Three Months Ended March 31,
	2022	2021
Net Sales	$730.1	$552.9
Segment Earnings	151.8	130.4
Segment margin	20.8%	23.6%
Sales in our North America segment were $730.1 million in the first quarter 2022 or $177.2 million higher than sales of $552.9 million in the first quarter of 2021. The increased sales in the first quarter of 2022 were driven primarily by price increases, largely on water heaters, which were implemented in response to rising material and transportation costs. The first quarter of 2022 also benefited from higher volumes of boilers and water treatment products. Those increases were partially offset by lower commercial water heater volumes. In addition, our acquisition of Giant added $32.0 million of incremental sales in 2022.
North America segment earnings were $151.8 million in the first quarter of 2022, an increase of 16 percent compared to segment earnings of $130.4 million in the first quarter of 2021. Segment margins were 20.8 percent and 23.6 percent in the first quarter of 2022 and 2021, respectively. Adjusted segment earnings and adjusted segment margin in the first quarter of 2022 were $154.4 million and 21.1 percent, respectively. Adjusted segment earnings and adjusted segment margin in the first quarter of 2021 were $127.8 million and 23.1 percent, respectively. Higher segment earnings in the first quarter of 2022 were primarily due to inflation-related price increases, partially offset by higher material and logistics costs. Segment margin was lower in the first quarter of 2022 primarily due to the rise in costs outpacing pricing actions and lower commercial volumes. We estimate our 2022 North America segment margin will be between 22.5 and 23.0 percent, excluding pension expense.
Adjusted segment earnings and adjusted segment margin in the first quarter of 2022 and 2021 exclude $2.6 million and ($2.6) million of pension expense (income), respectively.
Rest of World Segment

(dollars in millions)	Three Months Ended March 31,
	2022	2021
Net Sales	$256.0	$222.3
Segment Earnings	24.8	11.8
Segment margin	9.7%	5.3%
Sales in our Rest of World segment were $256.0 million in the first quarter of 2022 or $33.7 million higher than sales of $222.3 million in the first quarter of 2021. Sales in China increased by 15 percent in U.S. dollar terms and 12 percent in local currency in the first quarter of 2022 compared to the first quarter of 2021. Higher sales in China were primarily driven by favorable mix in water heaters and water treatment products and higher sales for commercial water treatment products and replacement filters compared to the first quarter of 2021. Sales were also positively impacted by measures to distribute product into the market in advance of potential COVID-19 lockdowns in China, which have temporarily impacted transportation between impacted regions. In addition, our first quarter of 2022 sales in China were favorably impacted by approximately $5 million, due to the appreciation of the Chinese currency compared to the U.S. dollar.
Rest of World segment earnings were $24.8 million in the first quarter of 2022, an increase of $13.0 million compared to segment earnings of $11.8 million in the first quarter of 2021. Segment margin was 9.7 percent in the first quarter of 2022, higher than segment margin of 5.3 percent in the prior year period. Higher segment earnings and segment margin compared to the prior year period were primarily driven by favorable mix, higher volumes and lower advertising and selling expenses in China. We expect full-year segment margin to be between 9.5 and 10 percent in 2022.

Outlook
We expect our consolidated sales in 2022 to increase between 14 to 16 percent compared to 2021. Our higher expected sales are driven by pricing actions implemented in 2021 in North America and expected increased boiler and water treatment volumes within that region. We expect to achieve full-year earnings of between $1.56 and $1.76 per share and adjusted EPS between $3.35 and $3.55 per share. Our 2022 guidance excludes the potential impacts from future acquisitions and assumes the COVID-19 related lockdowns in China subside during the second quarter of 2022, and that COVID-19 does not significantly impact our operations or our employees, customers or suppliers.
Liquidity & Capital Resources
Our working capital was $719.3 million at March 31, 2022 compared with $633.8 million at December 31, 2021. A majority of the increase in working capital was driven by lower accounts payable and payroll related accruals and higher inventory balances than at December 2021, which was partially offset by lower accounts receivables and cash balances. We expect to repatriate approximately $100 million in 2022 and use the proceeds to pay down debt balances and repurchase our common stock.

(dollars in millions)	Three Months Ended March 31,
	2022	2021
Cash provided by operating activities	$16.5	$104.4
Cash provided by investing activities	2.1	12.5
Cash used in financing activities	(56.1)	(111.5)
Cash provided by operating activities in the first quarter of 2022 was $16.5 million compared with $104.4 million in the first quarter of 2021. Higher earnings in the first quarter of 2022 compared with the prior year was more than offset by higher incentive payments in 2022 due to record 2021 sales and earnings and working capital cash outlays for higher levels of safety stock on higher cost inventory, led to lower cash provided by operating activities. Our free cash flow in the first quarter of 2022 and 2021 was $3.6 million and $87.3 million, respectively. We expect free cash flow to be between $500 million to $525 million in 2022. Free cash flow is a non-GAAP measure and is described in more detail in the Non-GAAP Measures section below.
Our capital expenditures were $12.9 million in the first quarter of 2022 and $17.1 million in the first quarter of 2021. We project our 2022 capital expenditures will be between $75 and $80 million and project depreciation and amortization will be approximately $80 million.
In 2021, we renewed and amended our $500 million revolving credit facility, which now expires on April 1, 2026. The renewed and amended facility, with a group of nine banks, has an accordion provision that allows it to be increased up to $850 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of March 31, 2022 and expect to be in compliance for the foreseeable future.
The facility backs up commercial paper and credit line borrowings. At March 31, 2022, we had $155.0 million outstanding under the facility and an available borrowing capacity of $345.0 million. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.
Our total debt increased by $98.7 million from $196.7 million at December 31, 2021 to $295.4 million at March 31, 2022. The increase in debt balances was due to repurchases of our common stock. Our leverage, as measured by the ratio of total debt to total capitalization, calculated excluding operating lease liabilities, was 14.0 percent at March 31, 2022, compared with 9.7 percent at December 31, 2021.
Our U.S. pension plan continues to meet all funding requirements under ERISA regulations. We were not required to make a contribution to our pension plan in 2021. We forecast that we will not be required to make a contribution to the plan in 2022, and we do not plan to make any voluntary contributions in 2022.
In the first quarter of 2022, our Board of Directors approved adding 3,500,000 shares of common stock to our existing discretionary share repurchase authority. Under our share repurchase program, we may purchase our common stock through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors, which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. During the first quarter of 2022, we repurchased 1,486,500 shares of our stock at a total cost of $107.9 million. At March 31, 2022, we had 5,539,857 million shares remaining on the share repurchase authority. Depending on factors such as stock price, working capital requirements and alternative investment opportunities, we expect to spend approximately $400 million on stock repurchases in 2022 through a combination of our Rule 10b5-1 automatic trading plan and open market repurchases.
On April 11, 2022, our Board of Directors declared a regular quarterly cash dividend of $0.28 per share on our Common Stock and Class A common stock. The dividend is payable on May 16, 2022, to shareholders of record on April 29, 2022.
Non-GAAP Financial Information
We provide non-GAAP measures of free cash flow, adjusted earnings, adjusted EPS, adjusted segment earnings and adjusted corporate expense. We define free cash flow as cash provided by operating activities less capital expenditures. Our adjusted earnings, adjusted EPS, adjusted segment earnings and adjusted corporate expenses excludes the impact of pension settlement expenses and non-operating pension income and expenses.
We believe that free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. We believe that the measure of adjusted earnings, adjusted EPS, adjusted segment earnings and adjusted corporate expense provides useful information to investors about our performance and allows management and our investors to better understand our performance between periods without regard to items we do not consider to be a component of our core operating performance.
A. O. SMITH CORPORATION
Adjusted Earnings and Adjusted EPS
(dollars in millions, except per share data)
(unaudited)
The following is a reconciliation of net earnings and diluted EPS to adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP):

	Three Months Ended March 31,
	2022	2021
Net Earnings (GAAP)	$119.8	$97.7
Pension expense (income), before tax	2.9	(3.2)
Tax effect of pension expense (income)	(0.7)	0.8
Adjusted Earnings (non-GAAP)	$122.0	$95.3

Diluted EPS (GAAP)	$0.76	$0.60
Pension expense (income) per diluted share, before tax	0.01	(0.01)
Tax effect of pension expense (income), per diluted share	—	—
Adjusted EPS (non-GAAP)	$0.77	$0.59

A. O. SMITH CORPORATION
Adjusted Segment Earnings
(dollars in millions)
(unaudited)
The following is a reconciliation of reported segment earnings to adjusted segment earnings (non-GAAP):

	Three Months Ended March 31,
	2022	2021
Segment Earnings (GAAP)
North America	$151.8	$130.4
Rest of World	24.8	11.8
Inter-segment earnings elimination	(0.1)	—
Total Segment Earnings (GAAP)	$176.5	$142.2
Adjustments:
North America pension expense (income)	$2.6	$(2.6)
Rest of World	—	—
Inter-segment earnings elimination	—	—
Total Adjustments	$2.6	$(2.6)
Adjusted Segment Earnings (non-GAAP)
North America	$154.4	$127.8
Rest of World	24.8	11.8
Inter-segment earnings elimination	(0.1)	—
Total Adjusted Segment Earnings (non-GAAP)	$179.1	$139.6

A. O. SMITH CORPORATION
Adjusted Corporate Expense
(dollars in millions)
(unaudited)
The following is a reconciliation of reported Corporate Expense to adjusted Corporate Expense (non-GAAP):

	Three Months Ended March 31,
	2022	2021
Corporate Expense (GAAP)	$(18.4)	$(15.1)
Adjustments: Corporate pension expense (income)	0.3	(0.6)
Corporate Expense (non-GAAP)	$(18.1)	$(15.7)

A. O. SMITH CORPORATION
Free Cash Flow
(dollars in millions)
(unaudited)

The following is a reconciliation of reported cash flow from operating activities to free cash flow (non-GAAP):

	Three Months Ended, March 31,
	2022	2021
Cash provided by operating activities (GAAP)	$16.5	$104.4
Less: Capital expenditures	(12.9)	(17.1)
Free cash flow (non-GAAP)	$3.6	$87.3

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

Critical Accounting Policies
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2021. We believe that at March 31, 2022, there was no material change to this information.
Recent Accounting Pronouncement
Refer to Recent Accounting Pronouncement in Note 1 – Basis of Presentation in the notes to our condensed consolidated financial statements included in Part 1 Financial Information.
Forward Looking Statements
This filing contains statements that the Company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “continue,” “guidance”, “outlook” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: the Company's ability to continue to obtain commodities, components, parts and accessories on a timely basis through its supply chain and at expected costs; negative impacts to demand for the Company’s products, particularly commercial products, and to its operations and workforce as a result of the severity and duration of the COVID-19 pandemic; inability of the Company to implement or maintain pricing actions; an uneven recovery of the Chinese economy or decline in the growth rate of consumer spending or housing sales in China; negative impact to the Company’s businesses from international tariffs, trade disputes and geopolitical differences, including the conflict in Ukraine; potential weakening in the high-efficiency boiler segment in the U.S.; substantial defaults in payment by, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; a weakening in U.S. residential or commercial construction or instability in the Company’s replacement markets; foreign currency fluctuations; the Company’s inability to successfully integrate or achieve its strategic objectives resulting from acquisitions; competitive pressures on the Company’s businesses; the impact of potential information technology or data security breaches; changes in government regulations or regulatory requirements; and adverse developments in general economic, political and business conditions in key regions of the world. Forward-looking statements included in this filing are made only as of the date of this filing, and the Company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the Company, or persons acting on its behalf, are qualified entirely by these cautionary statements.
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2021, we are exposed to various types of market risks, including currency and certain commodity risks. Our quantitative and qualitative disclosures about market risk have not materially changed since that report was filed. We monitor our currency and commodity risks on a continuous basis and generally enter into forward and futures contracts to minimize these exposures. The majority of the contracts are for periods of less than one year. Our Company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.
ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon this evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS
There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 16 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 1A RISK FACTORS
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, except for the addition of the risk factor set forth below:
■The outbreak of hostilities in Ukraine may exacerbate certain risks we face
Russia’s invasion of Ukraine and the global response, including the imposition of sanctions by the European Union, the United States and other countries, could create or exacerbate risks facing our business. While we do not have a physical presence in Russia or Ukraine, we have evaluated our operations, vendor contracts and customer arrangements, and at present we do not expect the conflict to directly have a material and adverse effect on our financial condition or results of operations. However, further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, significant volatility in commodity prices and availability, supply of energy resources, lower consumer demand, changes to foreign exchange rates and financial and capital markets. These risks and others described more fully in our Annual Report could be exacerbated by this military conflict. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time.
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
•The risk that we, or our employees, suppliers or customers may be prevented from conducting business activities for an indefinite period of time, including shutdowns that may be requested or mandated by governmental authorities
•Restrictions on shipping products from certain jurisdictions where they are produced or into certain jurisdictions where customers are located.
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
The extent to which the COVID-19 pandemic, or other outbreaks of disease or similar public health threats, materially and adversely impacts our business, results of operations and financial condition remains uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, periodic surges of the virus, the severity of the virus and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak. In the first quarter of 2022, a number of municipal governments in China imposed shutdowns to prevent further spread of COVID-19. These shutdowns may continue or recur during the foreseeable future, and could have a material negative impact on our business and operations there.

In addition, we cannot predict how quickly, and to what extent, normal economic and operating conditions can resume throughout the world, and the resumption of normal business operations may be delayed or constrained by lingering effects of the COVID-19 pandemic on our suppliers, third-party service providers, and/or customers.
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the first quarter of 2022, our Board of Directors approved adding 3,500,000 shares of common stock to the existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In the first quarter of 2022, we repurchased 1,486,500 shares at an average price of $72.58 per share and at a total cost of $107.9 million. As of March 31, 2022, there were 5,539,857 shares remaining on the existing repurchase authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1 - January 31, 2022	268,500	$82.31	268,500	6,757,857
February 1 - February 28, 2022	677,000	72.66	677,000	6,080,857
March 1 - March 31, 2022	541,000	67.64	541,000	5,539,857
ITEM 6 - EXHIBITS
Refer to the Exhibit Index on page 28 of this report.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2022 and 2021, (ii) the Condensed Consolidated Statement of Comprehensive Earnings for the three months ended March 31, 2022 and 2021, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2022, and December 31, 2021 (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2022 and 2021 (v) the Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2022 and 2021 (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

May 2, 2022	/s/ Benjamin A. Otchere
Benjamin A. Otchere
Vice President and Controller

/s/ Charles T. Lauber
Charles T. Lauber
Executive Vice President and Chief Financial Officer