Form 10-Q
period 2022-09-30
SMITH A O CORP
filed 2022-10-28
CIK 91142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☒ No
Class A Common Stock Outstanding as of October 26, 2022 - 25,905,876 shares
Common Stock Outstanding as of October 26, 2022 - 126,869,651 shares

Index
A. O. Smith Corporation

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$874.2	$914.6	$2,817.8	$2,543.4
Cost of products sold	569.2	574.3	1,836.8	1,593.1
Gross profit	305.0	340.3	981.0	950.3
Selling, general and administrative expenses	155.5	177.6	502.0	517.2
Interest expense	2.4	1.0	6.0	2.9
Other expense (income), net	2.4	(4.7)	6.4	(13.6)
Earnings before provision for income taxes	144.7	166.4	466.6	443.8
Provision for income taxes	34.9	34.8	110.8	96.3
Net Earnings	$109.8	$131.6	$355.8	$347.5
Net Earnings Per Share of Common Stock(1)	$0.71	$0.83	$2.29	$2.17
Diluted Net Earnings Per Share of Common Stock(1)	$0.71	$0.82	$2.27	$2.15
Dividends Per Share of Common Stock	$0.28	$0.26	$0.84	$0.78
(1) Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net earnings	$109.8	$131.6	$355.8	$347.5
Other comprehensive (loss) earnings
Foreign currency translation adjustments	(28.9)	(2.4)	(52.9)	1.1
Unrealized gains (losses) on cash flow derivative instruments, less related income tax (provision) benefit of $(1.1) and $(1.6) in 2022, $(0.1) and $0.2 in 2021	3.5	0.4	5.0	(0.7)
Adjustment to pension liability, less related income tax provision of $(1.3) and $(3.8) in 2022, $(1.2) and $(3.8) in 2021	3.7	3.9	11.2	11.5
Comprehensive Earnings	$88.1	$133.5	$319.1	$359.4
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	(unaudited) September 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$358.8	$443.3
Marketable securities	58.3	188.1
Receivables	564.2	634.4
Inventories	525.6	447.7
Other current assets	62.7	39.1
Total Current Assets	1,569.6	1,752.6
Property, plant and equipment	1,339.3	1,343.2
Less accumulated depreciation	(755.7)	(736.5)
Net property, plant and equipment	583.6	606.7
Goodwill	619.3	627.8
Other intangibles	349.8	364.8
Operating lease assets	31.3	32.5
Other assets	78.3	90.0
Total Assets	$3,231.9	$3,474.4
Liabilities
Current Liabilities
Trade payables	$595.6	$745.9
Accrued payroll and benefits	71.0	113.4
Accrued liabilities	163.8	181.8
Product warranties	63.7	70.9
Debt due within one year	6.8	6.8
Total Current Liabilities	900.9	1,118.8
Long-term debt	281.0	189.9
Product warranties	113.5	113.5
Long-term operating lease liabilities	23.5	22.3
Other liabilities	165.2	197.7
Total Liabilities	1,484.1	1,642.2
Stockholders’ Equity
Class A Common Stock, $5 par value: authorized 27,000,000 shares; issued, 26,050,642 and 26,104,441	130.3	130.5
Common Stock, $1 par value: authorized 240,000,000 shares; issued 164,656,952 and 164,603,153	164.7	164.7
Capital in excess of par value	554.9	545.2
Retained earnings	3,051.1	2,826.6
Accumulated other comprehensive loss	(368.1)	(331.4)
Treasury stock at cost	(1,785.1)	(1,503.4)
Total Stockholders’ Equity	1,747.8	1,832.2
Total Liabilities and Stockholders’ Equity	$3,231.9	$3,474.4
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net earnings	$355.8	$347.5
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	56.5	58.0
Stock based compensation expense	10.4	10.3
Net changes in operating assets and liabilities:
Current assets and liabilities	(212.6)	(20.8)
Noncurrent assets and liabilities	4.6	(18.2)
Cash Provided by Operating Activities	214.7	376.8
Investing Activities
Capital expenditures	(50.9)	(45.3)
Acquisitions of businesses	(8.0)	(9.0)
Investments in marketable securities	(35.3)	(160.1)
Net proceeds from sale of marketable securities	152.5	79.1
Cash Provided by (Used in) Investing Activities	58.3	(135.3)
Financing Activities
Long-term debt incurred (repaid)	94.6	(6.8)
Common stock repurchases	(282.0)	(212.0)
Net (payments) proceeds from stock option activity	(1.6)	15.7
Dividends paid	(131.1)	(125.4)
Cash Used in Financing Activities	(320.1)	(328.5)
Effect of exchange rate changes on cash and cash equivalents	(37.4)	—
Net decrease in cash and cash equivalents	(84.5)	(87.0)
Cash and cash equivalents - beginning of period	443.3	573.1
Cash and Cash Equivalents - End of Period	$358.8	$486.1
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Class A Common Stock
Balance at the beginning of period	$130.5	$130.6	$130.5	$130.8
Conversion of Class A Common Stock	(0.2)	—	(0.2)	(0.2)
Balance at end of period	$130.3	$130.6	$130.3	$130.6
Common Stock
Balance at the beginning of period	$164.7	$164.7	$164.7	$164.6
Conversion of Class A Common Stock	—	$—	—	$0.1
Balance at end of period	$164.7	$164.7	$164.7	$164.7
Capital in Excess of Par Value
Balance at the beginning of period	$553.1	$535.0	$545.2	$520.4
Conversion of Class A Common Stock	0.2	—	0.2	0.2
Issuance of share units	—	(0.2)	(6.0)	(5.6)
Vesting of share units	—	(0.1)	(2.4)	(1.9)
Stock based compensation expense	1.2	1.0	10.1	9.3
Exercises of stock options	0.4	0.5	0.8	7.5
Stock incentives	—	0.3	7.0	6.6
Balance at end of period	$554.9	$536.5	$554.9	$536.5
Retained Earnings
Balance at the beginning of period	$2,984.6	$2,641.6	$2,826.6	$2,509.6
Net earnings	109.8	131.6	355.8	347.5
Dividends on stock	(43.3)	(41.5)	(131.3)	(125.4)
Balance at end of period	$3,051.1	$2,731.7	$3,051.1	$2,731.7
Accumulated Other Comprehensive Loss (see Note 16)	$(368.1)	$(309.3)	$(368.1)	$(309.3)
Treasury Stock
Balance at the beginning of period	$(1,694.0)	$(1,344.4)	$(1,503.4)	$(1,155.9)
Exercise of stock options	0.5	0.4	(2.4)	8.0
Stock incentives and directors’ compensation	—	0.1	0.3	0.3
Shares repurchased	(91.6)	(13.9)	(282.0)	(212.0)
Vesting of share units	—	0.1	2.4	1.9
Balance at end of period	$(1,785.1)	$(1,357.7)	$(1,785.1)	$(1,357.7)
Total Stockholders’ Equity	$1,747.8	$1,896.5	$1,747.8	$1,896.5
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full year. It is suggested the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 11, 2022.
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
Additionally, certain customers in China pay the Company prior to the shipment of products resulting in a customer deposits liability of $103.8 million and $155.2 million at September 30, 2022 and December 31, 2021, respectively. Customer deposit liabilities are short term in nature, recognized into revenue within one year of receipt, and recorded in Trade payables within the condensed consolidated balance sheets. The Company assesses the collectability of customer receivables based on the creditworthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for credit losses, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors including forward-looking information when establishing adequate allowances for credit losses, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. The Company’s allowance for credit losses was $10.1 million at September 30, 2022 and $9.5 million at December 31, 2021.
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
The following table disaggregates the Company’s net sales by segment. As described above, the Company’s North America segment sales are further disaggregated by major product line. In addition, the Company’s Rest of World segment sales are disaggregated by China and all other Rest of World:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
North America
Water heaters and related parts	$525.6	$549.0	$1,755.3	$1,504.8
Boilers and related parts	75.5	59.6	203.4	161.6
Water treatment products and related parts	51.8	49.6	168.4	148.3
Total North America	652.9	658.2	2,127.1	1,814.7
Rest of World
China	$194.3	$228.8	$624.1	$666.8
All other Rest of World	35.9	34.3	92.0	81.8
Total Rest of World	230.2	263.1	716.1	748.6
Inter-segment sales	(8.9)	(6.7)	(25.4)	(19.9)
Total Net Sales	$874.2	$914.6	$2,817.8	$2,543.4

3. Acquisitions
On October 19, 2021, the Company acquired 100 percent of the shares and related assets of Giant Factories, Inc. (Giant), a Canada-based manufacturer of residential and commercial water heaters for $198.6 million, net of cash acquired. The Company paid $2.5 million of the purchase price in the second quarter of 2022 as a result of final working capital adjustments. The Company incurred acquisition costs of approximately $1.3 million in 2021.
Under the Giant purchase agreement, approximately $8 million of the purchase price was set aside as an escrow to satisfy any potential obligations of the former owners of Giant, should they arise. The allocation of the purchase price to goodwill decreased by $2.3 million in the second quarter of 2022 due to the net impact of a measurement period adjustment, primarily related to income tax matters, partially offset by the final working capital adjustment. The purchase price allocation remains preliminary and subject to final valuation adjustments that will be completed within the one year period following the acquisition date. The addition of Giant increased the Company's North America market penetration, created additional capacity and enhanced the Company's distribution capabilities. Giant is included in the North America segment.
The following table summarizes the preliminary allocation of fair value of the assets acquired and liabilities assumed at the date of acquisition. Of the $53.8 million of acquired identifiable intangible assets, $43.9 million was assigned to trademarks that are not subject to amortization and $9.2 million was assigned to customer relationships which are amortized over 22 years, and the remaining $0.7 million was assigned to non-compete agreements which are amortized over five years. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill.
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
During the third quarter of 2022, the Company incurred $4.3 million of expenses and related income tax benefit of $1.1 million associated with a terminated acquisition. These expenses were related to the due diligence of a prospective acquisition target and recorded within selling, general and administrative expenses in the condensed consolidated statement of operations.
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
Certain leases include one or more options to renew or terminate. Renewal terms can extend the lease term from one to five years and options to terminate can be effective within one year. The exercise of lease renewal or termination is at the

4. Leases (continued)
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
Supplemental balance sheet information related to leases is as follows:

(dollars in millions)	September 30, 2022	December 31, 2021
Liabilities
Short term: Accrued liabilities	$9.4	$11.7
Long term: Operating lease liabilities	23.5	22.3
Total operating lease liabilities	$32.9	$34.0
Less: Rent incentives and deferrals	(1.6)	(1.5)
Assets
Operating lease assets	$31.3	$32.5

Lease Term and Discount Rate	September 30, 2022
Weighted-average remaining lease term	6.4 years
Weighted-average discount rate	3.07%
The components of lease expense were as follows:

(dollars in millions)		Three months ended September 30,
Lease Expense	Classification	2022(1)	2021(2)
Operating lease expense	Cost of products sold	$0.7	$0.9
	Selling, general and administrative expenses	4.1	4.2
(1)2022 includes short-term and variable lease expenses of $0.5 million and $0.8 million, respectively.
(2)2021 includes short-term and variable lease expenses of $0.6 million and $0.6 million, respectively.

(dollars in millions)		Nine Months Ended September 30,
Lease Expense	Classification	2022(1)	2021(2)
Operating lease expense	Cost of products sold	$2.7	$2.9
	Selling, general and administrative expenses	12.4	12.3
(1)2022 includes short-term and variable lease expenses of $1.6 million and $2.5 million, respectively.
(2)2021 includes short-term and variable lease expenses of $1.6 million and $1.8 million, respectively.

4. Leases (continued)
Maturities of lease liabilities were as follows:

(dollars in millions)	September 30, 2022
2022	$2.6
2023	9.3
2024	7.7
2025	5.1
2026	3.2
After 2026	9.3
Total lease payments	37.2
Less: Imputed interest	(4.3)
Present value of operating lease liabilities	$32.9
5. Inventories
The following table presents the components of the Company’s inventory balances:

(dollars in millions)	September 30, 2022	December 31, 2021
Finished products	$188.0	$190.2
Work in process	49.9	42.0
Raw materials	360.8	286.3
Inventories, at FIFO cost	598.7	518.5
LIFO reserve	(73.1)	(70.8)
Inventories, at LIFO cost	$525.6	$447.7
6. Product Warranties
The Company offers warranties on the sales of certain of its products with terms that are consistent with the market and records an accrual for the estimated future claims. The increase in the reserve for product warranties as of September 30, 2022 compared to September 30, 2021 was primarily due to increased steel prices and the acquisition of Giant. Refer to Note 3, "Acquisitions", for additional information regarding the acquisition of Giant.
The following table presents the Company’s warranty liability activity:

(dollars in millions)	Three Months Ended September 30,
	2022	2021
Balance at July 1,	$180.0	$144.9
Expense	14.0	18.5
Claims settled	(16.8)	(11.9)
Balance at September 30,	$177.2	$151.5

(dollars in millions)	Nine Months Ended September 30,
	2022	2021
Balance at January 1,	$184.4	$142.3
Expense	42.6	46.4
Claims settled	(49.8)	(37.2)
Balance at September 30,	$177.2	$151.5

7. Debt
In 2021, the Company renewed and amended its $500 million multi-year multi-currency revolving credit agreement with a new expiration date of April 1, 2026. The facility has an accordion provision that allows it to be increased up to $850 million if certain conditions (including lender approval) are satisfied. Borrowings under bank credit lines and commercial paper borrowings are supported by a $500 million revolving credit agreement. As a result of the long-term nature of this facility, the Company’s commercial paper and credit line borrowings are classified as long-term debt at September 30, 2022. At its option, the Company either maintains cash balances or pays fees for bank credit and services. The facility requires the Company to maintain two financial covenants, a leverage ratio test and an interest coverage test. The Company was in compliance with the covenants as of September 30, 2022.
8. Earnings per Share of Common Stock
The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Denominator for basic earnings per share - weighted average shares	154,197,072	159,188,790	155,625,624	160,310,548
Effect of dilutive stock options and share units	877,790	1,439,558	1,037,520	1,396,538
Denominator for diluted earnings per share	155,074,862	160,628,348	156,663,144	161,707,086
9. Stock Based Compensation
The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the Incentive Plan) effective January 1, 2007. The Incentive Plan was most recently reapproved by stockholders on April 15, 2020. The Incentive Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options or share units at September 30, 2022 was 7,134,900. Upon stock option exercise or share unit vesting, shares are issued from treasury stock.
Total stock based compensation expense recognized in the three months ended September 30, 2022 and 2021 was $1.4 million and $1.4 million, respectively. Total stock based compensation expense recognized in the nine months ended September 30, 2022 and 2021 was $10.4 million and $10.3 million, respectively.
Stock Options
The stock options granted in the nine months ended September 30, 2022 and 2021 have three year pro rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant. For active employees, all options granted in 2022 and 2021 expire ten years after the date of grant. The Company’s stock options are expensed ratably over the three year vesting period; however, included in the stock option expense for the nine months ended September 30, 2022 and 2021 was expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Stock based compensation expense attributable to stock options in the three months ended September 30, 2022 and 2021 was $0.5 million and $0.5 million, respectively. Stock based compensation expense attributable to stock options in the nine months ended September 30, 2022 and 2021 was $5.0 million and $4.6 million, respectively.

9. Stock Based Compensation (continued)
Changes in options, all of which relate to the Company’s Common Stock, were as follows for the nine months ended September 30, 2022:

	Weighted- Avg. Per Share Exercise Price	Number of Options	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2022	$47.73	2,252,498
Granted	74.11	322,460
Exercised	38.31	(45,751)
Forfeited	61.09	(17,383)
Outstanding at September 30, 2022	51.19	2,511,824	7 years	$9.9
Exercisable at September 30, 2022	46.89	1,703,369	6 years	$8.4
The weighted-average fair value per option at the date of grant during the nine months ended September 30, 2022 and 2021 using the Black-Scholes option-pricing model was $17.57 and $14.03, respectively. Assumptions were as follows:

	Nine Months Ended September 30,
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
Restricted Stock and Share Units
Participants may also be awarded shares of restricted stock or share units under the Incentive Plan. Share units vest three years after the date of grant. The Company granted 94,604 and 104,223 share units under the Incentive Plan in the nine months ended September 30, 2022 and 2021, respectively.
The share units were valued at $6.9 million and $6.4 million at the date of issuance in 2022 and 2021, respectively, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period; however, included in share unit expense in the three and nine months ended September 30, 2022 and 2021 was expense associated with accelerated vesting of restricted stock and share unit awards for certain employees who either are retirement eligible or will become retirement eligible during the vesting period. Stock based compensation expense attributable to share units of $1.0 million and $0.9 million was recognized in the three months ended September 30, 2022 and 2021, respectively. Stock based compensation expense attributable to share units of $5.5 million and $5.7 million was recognized in the nine months ended September 30, 2022 and 2021, respectively. Certain non-U.S.-based employees receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.

9. Stock Based Compensation (continued)
A summary of share unit activity under the Incentive Plan is as follows for the nine months ended September 30, 2022:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2022	421,138	$47.28
Granted	94,604	73.41
Vested	(126,631)	49.49
Forfeited	(8,439)	56.31
Issued and unvested at September 30, 2022	380,672	52.92
10. Pensions
The following table presents the components of the Company’s net pension expense (income):

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$0.4	$0.4	$1.1	$1.2
Interest cost	3.6	3.5	10.9	10.7
Expected return on plan assets	(5.4)	(11.9)	(16.1)	(35.9)
Amortization of unrecognized loss	5.1	5.2	15.3	15.6
Amortization of prior service cost	(0.1)	(0.1)	(0.3)	(0.3)
Defined benefit plan expense (income)	$3.6	$(2.9)	$10.9	$(8.7)
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

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales
North America	$652.9	$658.2	$2,127.1	$1,814.7
Rest of World	230.2	263.1	716.1	748.6
Inter-segment	(8.9)	(6.7)	(25.4)	(19.9)
	$874.2	$914.6	$2,817.8	$2,543.4
Segment earnings
North America(1)(2)	$141.8	$151.8	$453.5	$423.9
Rest of World	21.8	26.8	64.7	60.9
Inter-segment	—	(0.1)	(0.1)	(0.1)
	163.6	178.5	518.1	484.7
Corporate expense(3)(4)	(16.5)	(11.1)	(45.5)	(38.0)
Interest expense	(2.4)	(1.0)	(6.0)	(2.9)
Earnings before income taxes	144.7	166.4	466.6	443.8
Provision for income taxes	34.9	34.8	110.8	96.3
Net earnings	$109.8	$131.6	$355.8	$347.5

(1)includes pension expense (income) of:	$2.6	$(2.6)	$7.8	$(7.8)
(2)includes legal judgment income of:	(11.5)	—	(11.5)	—
(3)includes terminated acquisition-related expenses of:	4.3	—	4.3	—
(4)includes pension expense (income) of:	0.4	(0.6)	1.1	(1.7)
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
The following table presents assets (liabilities) measured at fair value on a recurring basis (dollars in millions):

Fair Value Measurement Using	September 30, 2022	December 31, 2021
Quoted prices in active markets for identical assets (Level 1)	$58.3	$188.1
Significant other observable inputs (Level 2)	7.9	(0.7)
Items measured at fair value were comprised of the Company’s marketable securities (Level 1) and derivative instruments (Level 2). There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis during the nine months ended September 30, 2022.

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

The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts that are designated as cash flow hedges:

(dollars in millions)	September 30, 2022		December 31, 2021
	Buy	Sell	Buy	Sell
Canadian dollar	$—	$111.2	$—	$113.4
Euro	29.7	—	24.2	—
Mexican peso	12.5	—	23.8	—
Total	$42.2	$111.2	$48.0	$113.4
Net Investment Hedges
The Company enters into certain foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For the derivative instruments that are designated and qualify as net investment hedges, gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its non-U.S. subsidiaries. These hedges are determined to be effective. The Company recognized zero and $1.4 million of after-tax gains associated with hedges of net investments in non-U.S. subsidiaries in currency translation adjustment in other comprehensive loss in the three and nine months ended September 30, 2022, respectively. The Company recognized zero and $(0.1) million of after-tax losses associated with hedges of a net investment in non-U.S. subsidiaries in currency translation adjustment in other comprehensive loss in both the three and nine months ended September 30, 2021, respectively. The contractual amount of the Company's foreign currency forward contracts that are designated as net investment hedges is zero as of September 30, 2022.

13. Derivative Instruments (continued)
The following tables present the impact of derivative contracts on the Company’s financial statements.
Fair value of derivatives designated as hedging instruments under ASC 815:

(dollars in millions)	Balance Sheet Location	September 30, 2022	December 31, 2021
Foreign currency contracts	Other current assets	$10.4	$1.7
	Accrued liabilities	(2.9)	(1.6)
Total derivatives designated as hedging instruments		$7.5	$0.1

The effect of cash flow hedges on the condensed consolidated statement of earnings:
Three Months Ended September 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain recognized in other comprehensive loss on derivatives		Location of gain reclassified from accumulated other comprehensive loss into earnings	Amount of gain reclassified from accumulated other comprehensive loss into earnings
	2022	2021		2022	2021
Foreign currency contracts	$5.7	$0.6	Cost of products sold	$1.0	$0.2

Nine Months Ended September 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivatives		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings
	2022	2021		2022	2021
Foreign currency contracts	$8.5	$(1.9)	Cost of products sold	$1.8	$(0.9)
Balance Sheet Hedges
Foreign Exchange Contracts
The Company periodically enters into foreign exchange contracts to mitigate the foreign currency volatility relative to certain intercompany loans. These foreign exchange contracts did not qualify for hedge accounting in accordance with ASC 815 and as such were marked to market through earnings. The fair value of the foreign exchange contracts was an asset of $0.4 million as of September 30, 2022. The fair value of the foreign exchange contracts was a liability of $0.8 million as of December 31, 2021 and recorded in Accrued liabilities within the consolidated balance sheet.
The following table summarizes the contractual amounts of the Company's foreign exchange contracts that are designated as balance sheet hedges:

(dollars in millions)	September 30, 2022		December 31, 2021
	Buy	Sell	Buy	Sell
Canadian dollar	$—	$96.2	$—	$125.6

13. Derivative Instruments (continued)
The amounts recognized within the consolidated statements of earnings related to the Company's foreign exchange contracts are set forth below.
Three Months Ended September 30 (dollars in millions):

Derivatives not designated as hedging instruments:	Location of loss within the consolidated statements of earnings	2022	2021
Foreign exchange contracts	Other expense (income) - net	$0.4	$—
Nine Months Ended September 30 (dollars in millions):

Derivatives not designated as hedging instruments:	Location of loss within the consolidated statements of earnings	2022	2021
Foreign exchange contracts	Other expense (income) - net	$1.5	$—
14. Income Taxes
The Company’s effective income tax rate for the three and nine months ended September 30, 2022 was 24.1 percent and 23.7 percent, respectively. The Company estimates that its annual effective income tax rate for the full year 2022 will be between approximately 23.5 and 24.0 percent. The effective income tax rate for the three and nine months ended September 30, 2021 was 20.9 percent and 21.7 percent, respectively. The change in the effective income tax rate for the three and nine months ended September 30, 2022 compared to the effective income tax rate for the three and nine months ended September 30, 2021 was primarily due to a non-recurring favorable tax impact recorded in 2021 of $4.2 million related to amending a previously filed tax return and a change in geographical earnings mix.
As of September 30, 2022, the Company had $14.3 million of unrecognized tax benefits of which $0.5 million would affect its effective income tax rate if recognized. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company’s U.S. federal income tax returns for 2017-2022 are subject to audit. The Company is subject to state and local income tax audits for tax years 2008-2022. The Company is subject to non-U.S. income tax examinations for years 2015-2022.
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
Before considering any reduction of distributor rebate accruals of $1.4 million and $3.9 million as of September 30, 2022 and December 31, 2021, respectively, and from the resale of the related inventory, the gross amount the Company would be obligated to repurchase, which would be contingent on the default of all of the outstanding loans, was approximately $2.4 million as of September 30, 2022 and $7.2 million as of December 31, 2021. The Company’s reserves for estimated losses under repurchase arrangements were immaterial as of September 30, 2022 and December 31, 2021.
On September 28, 2022, the Company received a cash judgment of $11.5 million from a competitor of our North America segment related to its infringement of one of the Company’s patents. The terms of the judgment resulted in pre-tax income of $11.5 million that is recorded as an offset to selling, general and administrative expenses and a related tax expense of $2.9 million.

16. Changes in Accumulated Other Comprehensive Loss by Component
Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)	Three Months Ended September 30,
	2022		2021
Cumulative foreign currency translation
Balance at beginning of period	$(68.7)		$(44.6)
Other comprehensive loss before reclassifications	(28.9)		(2.4)
Balance at end of period	(97.6)		(47.0)
Unrealized net gain (loss) on cash flow derivatives
Balance at beginning of period	2.1		(0.5)
Other comprehensive gain before reclassifications	4.3		0.5
Realized gains on derivatives reclassified to cost of products sold (net of income tax provision of $0.2 and $0.1 in 2022 and 2021, respectively)	(0.8)		(0.1)
Balance at end of period	5.6		(0.1)
Pension liability
Balance at beginning of period	(279.8)		(266.1)
Amounts reclassified from accumulated other comprehensive loss:(1)	3.7		3.9
Balance at end of period	(276.1)		(262.2)
Accumulated other comprehensive loss, end of period	$(368.1)		$(309.3)

(1) Amortization of pension items:
Actuarial losses	$5.1	(2)	$5.2	(2)
Prior year service cost	(0.1)	(2)	(0.1)	(2)
	5.0		5.1
Income tax benefit	(1.3)		(1.2)
Reclassification net of income tax benefit	$3.7		$3.9
(2)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 - Pensions for additional details.

16. Changes in Accumulated Other Comprehensive Loss by Component (continued)
Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)	Nine Months Ended September 30,
	2022		2021
Cumulative foreign currency translation
Balance at beginning of period	$(44.7)		$(48.1)
Other comprehensive (loss) income before reclassifications	(52.9)		1.1
Balance at end of period	(97.6)		(47.0)
Unrealized net gain (loss) on cash flow derivatives
Balance at beginning of period	0.6		0.6
Other comprehensive gain (loss) before reclassifications	6.4		(1.4)
Realized (gains) losses on derivatives reclassified to cost of products sold (net of income tax provision (benefit) of $0.4 and $(0.2) in 2022 and 2021, respectively)	(1.4)		0.7
Balance at end of period	5.6		(0.1)
Pension liability
Balance at beginning of period	(287.3)		(273.7)
Amounts reclassified from accumulated other comprehensive loss:(1)	11.2		11.5
Balance at end of period	(276.1)		(262.2)
Accumulated other comprehensive loss, end of period	$(368.1)		$(309.3)

(1) Amortization of pension items:
Actuarial losses	$15.3	(2)	$15.6	(2)
Prior year service cost	(0.3)	(2)	(0.3)	(2)
	15.0		15.3
Income tax benefit	(3.8)		(3.8)
Reclassification net of income tax benefit	$11.2		$11.5
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
We continue to seek acquisitions that enable geographic growth, expand our core business, and establish adjacencies. Consistent with this strategy, we acquired Giant Factories, Inc. (Giant), a Canada-based manufacturer of residential and commercial water heaters, in October 2021 using a combination of debt and cash. The acquisition fits squarely in our core capabilities, supplements our presence in Canada and enhances our capacity and distribution in the region. Giant contributed $25.3 million and $88.1 million of net sales in the third quarter and first nine months of 2022, respectively. Refer to Note 3, "Acquisitions" for additional information. We also continue to look for opportunities to add to our existing operations demonstrated by our previous introductions of water treatment products in India and range hoods and cooktops in China.
Our global supply chain management team continued to navigate through supply chain and logistics challenges in the first nine months of 2022. We have seen supply constraints for certain components and raw materials used in our operations, limited container and trucking capacity, and port congestion and delays. While we continued to see improvement in our supply chain as we closed out the third quarter, challenges still persist. In addition, while steel markets moderated in the first nine months of 2022, commodity prices and availability remain volatile. We remain in close contact with our suppliers and logistics providers to troubleshoot, manage and resolve bottlenecks, as the environment remains unpredictable.
In our North America segment, after approximately eight percent growth in 2021, we expect residential industry water heater volumes will be down approximately 12 to 13 percent in 2022 compared with 2021 as we believe that industry demand will normalize to more historical growth rates. We saw greater than anticipated softness in residential water heater order rates in the third quarter of 2022 as we believe our customers right-sized their inventories in response to our lead times returning to pre-pandemic levels after being elevated due to COVID-19-related supply chain constraints. While we expect quarter-over- quarter improvement in the fourth quarter, we expect North America residential water heater volume softness will persist through the remainder of the 2022. We believe that commercial water heater industry unit volumes will decline approximately 15 percent in 2022 compared to 2021 primarily due to weakness in the commercial electric water heaters greater than 55 gallons product category. We expect commercial gas water heater unit volumes to be flat to slightly down. We expect net sales in 2022 will benefit from our 2021 price increases, which had a cumulative effect on our water heater prices of approximately 50 percent. We expect to see an approximately 25 percent increase in our net sales of boilers in 2022 compared to 2021 driven by increased pricing in response to higher input costs coupled with higher demand. We anticipate net sales of our North America water treatment products, inclusive of acquisitions, will increase approximately 10 percent in 2022, compared to 2021, primarily driven by higher consumer demand for our point of use and point of entry water treatment systems.
In our Rest of World segment, after strong growth in 2021, we expect 2022 net sales in China will be flat to slightly down in local currency compared with 2021. Our business in China continues to be negatively impacted by the COVID-19 pandemic. To slow the spread of COVID-19 in China, targeted shutdowns began in certain cities late in the first quarter of 2022 and persisted through the first nine months of the year. The situation remains unpredictable.
Combining all of these factors, we expect our consolidated net sales to increase between five and seven percent in 2022, which includes our acquisition of Giant adding approximately $100 million in incremental net sales. This guidance excludes the potential impacts from future acquisitions and assumes the COVID-19 related shutdowns in China remain at current levels throughout the rest of the year and do not significantly impact our operations or our employees, customers or suppliers.

Results of Operations

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$874.2	$914.6	$2,817.8	$2,543.4
Cost of products sold	569.2	574.3	1,836.8	1,593.1
Gross profit	305.0	340.3	981.0	950.3
Gross profit margin %	34.9%	37.2%	34.8%	37.4%
Selling, general and administrative expenses	155.5	177.6	502.0	517.2
Interest expense	2.4	1.0	6.0	2.9
Other expense (income) - net	2.4	(4.7)	6.4	(13.6)
Earnings before provision for income taxes	144.7	166.4	466.6	443.8
Provision for income taxes	34.9	34.8	110.8	96.3
Net Earnings	$109.8	$131.6	$355.8	$347.5
Our net sales in the third quarter of 2022 were $874.2 million, or 4.4 percent lower than 2021 third quarter net sales of $914.6 million. Net sales in the first nine months of 2022 were $2,817.8 million, or approximately 11 percent higher than $2,543.4 million in the same period last year. Compared to the prior year quarter, our net sales decrease was primarily driven by lower residential water heater volumes in North America, which more than offset inflation-related pricing actions implemented in 2021. Our net sales increase in the first nine months of 2022 was primarily driven by inflation-related pricing actions and partially offset by lower residential water heater volumes in North America and lower net sales in China. In addition, our net sales in China were negatively impacted by approximately $12 million in the third quarter and first nine months of 2022 due to the depreciation of the Chinese currency against the U.S. dollar. Our acquisition of Giant added $25.3 million and $88.1 million of incremental net sales in the third quarter and first nine months of 2022, respectively.
Our gross profit margin in the third quarter of 2022 was 34.9 percent compared to gross profit margin of 37.2 percent in the prior-year period. Gross profit margin in the first nine months of 2022 was 34.8 percent compared to the gross profit margin of 37.4 percent in the first nine months of 2021. The lower gross profit margins in the third quarter and first nine months of 2022 compared to the same periods last year were primarily due to higher steel and other material costs and production inefficiencies, which outpaced our pricing actions.
Selling, general, and administrative (SG&A) expenses in the third quarter of 2022 decreased by $22.1 million compared to the third quarter of 2021. SG&A expenses decreased by $15.2 million in the first nine months of 2022 compared to the prior year period. The decrease in SG&A expenses in the third quarter of 2022 was primarily due to the recognition of an $11.5 million judgment against a competitor related to its infringement of one of our patents, partially offset by $4.3 million of expenses associated with a terminated acquisition and lower selling expenses. The decrease in SG&A expenses in the first nine months of 2022 was primarily due to the judgment discussed above, lower management incentive expenses, and lower engineering costs in China, partially offset by increased selling expenses on higher net sales and the terminated acquisition expenses discussed above.
Interest expense in the third quarter of 2022 was $2.4 million compared to $1.0 million in the same period last year. Interest expense in the first nine months of 2022 was $6.0 million compared to $2.9 million in the same period the previous year. The increase in interest expense in the third quarter and first nine months of 2022 compared to the same periods last year was primarily due to higher debt levels.
Other expense was $2.4 million in the third quarter of 2022 compared to other income of $(4.7) million in the third quarter of 2021. Other expense was $6.4 million in the first nine months of 2022 compared to other income of ($13.6) million in the first nine months of 2021. Pension expense in the third quarter of 2022 was $3.6 million compared to pension income of ($2.9) million in the third quarter of 2021. Pension expense in the first nine months of 2022 was $10.9 million compared to pension income of ($8.7) million in the first nine months of 2021.
In 2021, our Board of Directors approved the termination of our largest defined benefit pension plan (the Plan), representing over 95 percent of our pension plan liabilities with a termination date of December 31, 2021. In April 2022, we received a determination letter from the IRS that allowed us to proceed with the termination process for the Plan. In 2022, we expect to annuitize the remaining Plan pension liability. The Plan settlement, which we expect to complete in the fourth quarter of 2022, will accelerate the recognition of approximately $445 million of non-cash, pre-tax pension expenses, or approximately $1.73 per share after tax. In addition, to protect the Plan’s funded status, the Plan transferred a significant portion of its assets to lower risk investments in 2021. The impact of this transition resulted in a lower expected rate of return on pension investments and accordingly, higher pension expenses in 2022 compared to previous years. The service cost component of our pension income is reflected in cost of products sold and SG&A expenses. All other components of our pension expense (income) are reflected in other expense (income).
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
Our effective income tax rates for the third quarter and first nine months of 2022 were 24.1 percent and 23.7 percent, respectively. Our effective income tax rates for the third quarter and first nine months of 2021 were 20.9 percent and 21.7 percent, respectively. Our effective income tax rates in the third quarter and first nine months of 2022 were higher than our effective income tax rates in the same periods of 2021 primarily due to a non-recurring $4.2 million favorable tax impact recorded in the prior year periods related to amending a previously filed tax return and a change in geographic earnings mix. We estimate our annual effective income tax rate for the full year of 2022 will be between 23.5 and 24.0 percent.
We are providing non-U.S. Generally Accepted Accounting Principles (GAAP) measures (adjusted earnings, adjusted EPS, adjusted segment earnings and adjusted corporate expense) that exclude the impact of pension settlement expenses as well as legal judgment income, expenses associated with a terminated acquisition and non-operating pension income and expenses. Reconciliations from GAAP measures to non-GAAP measures are provided below. We believe that the measures of adjusted earnings, adjusted EPS, adjusted segment earnings and adjusted corporate expense provide useful information to investors about our performance and allow management and our investors to better understand our performance between periods without regard to items that we do not consider to be a component of our core operating performance.
North America Segment

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Sales	$652.9	$658.2	$2,127.1	$1,814.7
Segment Earnings	141.8	151.8	453.5	423.9
Segment margin	21.7%	23.1%	21.3%	23.4%
Net sales in our North America segment were $652.9 million in the third quarter of 2022 or $5.3 million lower than net sales of $658.2 million in the third quarter of 2021. Net sales in the first nine months of 2022 were $2,127.1 million or $312.4 million higher than net sales of $1,814.7 million in the same period last year. Lower net sales in the third quarter of 2022 were primarily driven by lower residential water heater volumes which more than offset price increases implemented in 2021, largely on water heaters, which were in response to rising material and other input costs. The increased net sales in the first nine months of 2022 compared to the prior year period were primarily driven by the price increases discussed above which were partially offset by lower residential water heater volumes. In addition, our acquisition of Giant added $25.3 million and $88.1 million of incremental net sales in the third quarter and first nine months of 2022, respectively.
North America segment earnings were $141.8 million in the third quarter of 2022, a decrease of approximately seven percent compared to segment earnings of $151.8 million in the third quarter of 2021. Segment earnings during the first nine months of 2022 were $453.5 million, an increase of approximately seven percent compared to segment earnings of $423.9 million during the first nine months of 2021. Segment margins were 21.7 percent and 23.1 percent in the third quarter of 2022 and 2021, respectively. Segment margins were 21.3 percent and 23.4 percent during the first nine months of 2022 and 2021, respectively. Lower segment earnings in the third quarter of 2022 compared to the third quarter of 2021 were primarily due to lower residential water heater volumes, higher material costs, and production inefficiencies, partially offset by price increases implemented in 2021 as discussed above and the $11.5 million patent infringement judgment referenced above. Higher segment earnings in the first nine months of 2022 compared to the prior year period were primarily due to the price increases and the judgment referenced above, partially offset by higher material and logistics costs. Segment margin was lower in the third quarter and the first nine months of 2022 primarily due to an overall increase in costs, including production inefficiencies, outpacing pricing actions.
Adjusted segment earnings and adjusted segment margin in the third quarter of 2022 were $132.9 million and 20.4 percent, respectively. Adjusted segment earnings and adjusted segment margin in the third quarter of 2021 were $149.2 million and 22.7 percent, respectively. Adjusted segment earnings and adjusted segment margin in the first nine months of 2022 were $449.8 million and 21.1 percent, respectively. Adjusted segment earnings and adjusted segment margin in the first nine months of 2021 were $416.1 million and 22.9 percent, respectively. We estimate our 2022 North America adjusted segment margin will be approximately 21.5 percent, excluding legal judgment income and pension expense.
Adjusted segment earnings and adjusted segment margin in the third quarter of 2022 and 2021 exclude $2.6 million and ($2.6) million of pension expense (income), respectively, and the recognition of the $11.5 million patent infringement judgment. Adjusted segment earnings and adjusted segment margin in the first nine months of 2022 and 2021 exclude $7.8 million and ($7.8) million of pension expense (income), respectively, and the recognition of the $11.5 million patent infringement judgment.
Rest of World Segment

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Sales	$230.2	$263.1	$716.1	$748.6
Segment Earnings	21.8	26.8	64.7	60.9
Segment margin	9.5%	10.2%	9.0%	8.1%
Net sales in the Rest of World segment were $230.2 million in the third quarter of 2022, or $32.9 million lower than net sales of $263.1 million in the third quarter of 2021. Net sales during the first nine months of 2022 were $716.1 million, or $32.5 million lower than net sales of $748.6 million during the first nine months ended of 2021. Net sales in China decreased approximately 15 percent in U.S. dollar terms and 10 percent in local currency in the third quarter of 2022 and approximately six percent in U.S. dollar terms and five percent in local currency in the first nine months of 2022 compared to the same period last year. Lower net sales in China in the third quarter and first nine months of 2022 were primarily driven by lower consumer demand due to COVID-19 related shutdowns. In addition, our net sales in this segment were negatively impacted by approximately $16 million and $22 million in the third quarter and first nine months, respectively of 2022 compared to the same periods last year, due to the depreciation of foreign currencies compared to the U.S. dollar. Net sales in India increased approximately 16 percent in the third quarter of 2022 on strong demand for our water heater and water treatment products compared to the prior year quarter.
Rest of World segment earnings were $21.8 million in the third quarter of 2022, compared to $26.8 million in the third quarter of 2021. Segment earnings during the first nine months of 2022 were $64.7 million, compared to $60.9 million during the nine months of 2021. Segment margins were 9.5 percent and 10.2 percent in the third quarter of 2022 and 2021, respectively. Segment margins were 9.0 percent and 8.1 percent during the first nine months of 2022 and 2021, respectively.
Lower segment earnings in the third quarter of 2022, were driven by lower volumes in China, partially offset by lower selling and advertising expenses. The decline in segment operating margin in the third quarter of 2022 was primarily due the impact of negative currency, partially offset by the increase in China operating margins. Higher segment earnings and margin in the first nine months of 2022 compared to the prior year period were primarily driven by favorable mix and lower engineering, advertising and selling expenses in China. We expect the full-year segment margin to be approximately 10 percent in 2022.
Outlook
We expect our consolidated net sales to increase between five and seven percent in 2022, which includes our acquisition of Giant adding approximately $100 million in incremental net sales. Our expected higher net sales are driven by pricing actions implemented in 2021 in North America, partially offset by lower volumes of residential water heaters in North America. We expect to achieve full-year earnings of between $1.29 and $1.39 per share and adjusted earnings of between $3.05 and $3.15 per share. Our 2022 guidance excludes the potential impacts from future acquisitions and assumes the COVID-19 related shutdowns in China remain at current levels throughout the rest of the year and do not significantly impact our operations or our employees, customers or suppliers.

Liquidity & Capital Resources
Our working capital was $668.7 million at September 30, 2022, and higher compared with $633.8 million at December 31, 2021. A majority of the increase in working capital was driven by lower accounts payable and payroll-related accruals and higher inventory balances than at December 31, 2021, due to higher levels of safety stock on higher cost inventory which were partially offset by lower accounts receivable, and cash balances. In addition, cash balances as of September 30, 2022 were negatively impacted by $37.4 million due to the effects of changes in foreign currency during the year. In the first nine months of 2022, we repatriated approximately $120 million of cash from our foreign subsidiaries. We used the proceeds to pay down outstanding debt balances.

(dollars in millions)	Nine Months Ended September 30,
	2022	2021
Cash provided by operating activities	$214.7	$376.8
Cash provided by (used in) investing activities	58.3	(135.3)
Cash used in financing activities	(320.1)	(328.5)
Cash provided by operating activities in the first nine months of 2022 was $214.7 million compared with $376.8 million in the same period last year. Cash provided by higher earnings in the first nine months of 2022 compared with the prior year was more than offset by lower customer deposits in China, higher incentive payments in 2022 due to record 2021 net sales and earnings, and additional working capital cash outlays for higher levels of safety stock on higher cost inventory. Our free cash flow in the first nine months of 2022 and 2021 was $163.8 million and $331.5 million, respectively. We expect free cash flow to be between $400 million to $425 million in 2022. Free cash flow is a non-GAAP measure and is described in more detail in the Non-GAAP Measures section below.
Capital expenditures totaled $50.9 million in the first nine months of 2022, compared with $45.3 million in the same period last year. We project 2022 capital expenditures will be between $70 and $75 million, and full-year depreciation and amortization expense will be approximately $80 million.
In 2021, we renewed and amended our $500 million revolving credit facility, which now expires on April 1, 2026. The renewed and amended facility, with a group of nine banks, has an accordion provision that allows it to be increased up to $850 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of September 30, 2022, and expect to be in compliance for the foreseeable future.
The facility backs up commercial paper and credit line borrowings. At September 30, 2022, we had $152.1 million outstanding under the facility and an available borrowing capacity of $347.9 million. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.
Our total debt increased by $94.6 million in the first nine months of 2022 and was primarily due to repurchases of our common stock. Our leverage, as measured by the ratio of total debt to total capitalization, was 14.1 percent at September 30, 2022, compared with 9.7 percent at December 31, 2021.
Our U.S. pension plans continues to meet all funding requirements under ERISA regulations. We were not required to make a contribution to our pension plan in 2021. We forecast that we will not be required to make a contribution to the plan in 2022, and we do not plan to make any voluntary contributions in 2022.
In the first quarter of 2022, our Board of Directors approved adding 3,500,000 shares of common stock to our existing discretionary share repurchase authority. Under our share repurchase program, we may purchase our common stock through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors, which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. During the first nine months of 2022, we repurchased 4,472,500 shares of our stock at a total cost of $282.0 million. At September 30, 2022, we had 2,553,857 shares remaining on the share repurchase authority. Depending on factors such as stock price, working capital requirements, and alternative investment opportunities, we expect to spend approximately $400 million on stock repurchases in 2022 through a combination of our Rule 10b5-1 automatic trading plan and open market repurchases.
On October 12, 2022, our Board of Directors declared a regular quarterly cash dividend of $0.30 per share on our Common Stock and Class A common stock, which represents an increase over the amount per share of our most recent dividend. The dividend is payable on November 15, 2022, to shareholders of record on October 31, 2022.

Non-GAAP Financial Information
We provide non-GAAP measures of free cash flow, adjusted earnings, adjusted EPS, adjusted segment earnings and adjusted corporate expense. We define free cash flow as cash provided by operating activities less capital expenditures. Our adjusted earnings, adjusted EPS, adjusted segment earnings and adjusted corporate expenses excludes the impact of pension settlement expenses, non-operating pension income and expenses, legal judgment income, and expenses associated with terminated acquisition costs.
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
A. O. SMITH CORPORATION
Adjusted Earnings and Adjusted EPS
(dollars in millions, except per share data)
(unaudited)
The following is a reconciliation of net earnings and diluted EPS to adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Earnings (GAAP)	$109.8	$131.6	$355.8	$347.5
Legal judgment income, before tax	(11.5)	—	(11.5)	—
Pension expense (income), before tax	3.0	(3.2)	8.9	(9.5)
Terminated acquisition-related expenses, before tax	4.3	—	4.3	—
Tax effect on above items	1.0	0.8	(0.4)	2.4
Adjusted Earnings (non-GAAP)	$106.6	$129.2	$357.1	$340.4

Diluted EPS (GAAP)(1)	$0.71	$0.82	$2.27	$2.15
Legal judgment income per diluted share, before tax	(0.07)	—	(0.07)	—
Pension expense (income) per diluted share, before tax	0.02	(0.02)	0.06	(0.06)
Terminated acquisition-related expenses per diluted share, before tax	0.03	—	0.03	—
Tax effect on above items per diluted share	—	0.01	(0.01)	0.02
Adjusted EPS (non-GAAP)(1)	$0.69	$0.81	$2.28	$2.11
(1) Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding.

A. O. SMITH CORPORATION
Adjusted Segment Earnings
(dollars in millions)
(unaudited)
The following is a reconciliation of reported segment earnings to adjusted segment earnings (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended, September 30,
	2022	2021	2022	2021
Segment Earnings (GAAP)
North America	$141.8	$151.8	$453.5	$423.9
Rest of World	21.8	26.8	64.7	60.9
Inter-segment earnings elimination	—	(0.1)	(0.1)	(0.1)
Total Segment Earnings (GAAP)	$163.6	$178.5	$518.1	$484.7
Adjustments:
North America	$(8.9)	$(2.6)	$(3.7)	$(7.8)
Rest of World	—	—	—	—
Inter-segment earnings elimination	—	—	—	—
Total Adjustments	$(8.9)	$(2.6)	$(3.7)	$(7.8)
Adjusted Segment Earnings (non-GAAP)
North America	$132.9	$149.2	$449.8	$416.1
Rest of World	21.8	26.8	64.7	60.9
Inter-segment earnings elimination	—	(0.1)	(0.1)	(0.1)
Total Adjusted Segment Earnings (non-GAAP)	$154.7	$175.9	$514.4	$476.9

Additional Information
Adjustments: North America Segment
Pension expense (income), before tax	$2.6	$(2.6)	$7.8	$(7.8)
Legal judgment income, before tax	(11.5)	—	(11.5)	—
Total Adjustments	$(8.9)	$(2.6)	$(3.7)	$(7.8)

A. O. SMITH CORPORATION
Adjusted Corporate Expense
(dollars in millions)
(unaudited)
The following is a reconciliation of reported Corporate Expense to adjusted Corporate Expense (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended, September 30,
	2022	2021	2022	2021
Corporate Expense (GAAP)	$(16.5)	$(11.1)	$(45.5)	$(38.0)
Adjustments:
Corporate pension expense (income)	0.4	(0.6)	1.1	(1.7)
Terminated acquisition-related expenses	4.3	—	4.3	—
Corporate Expense (non-GAAP)	$(11.8)	$(11.7)	$(40.1)	$(39.7)

A. O. SMITH CORPORATION
Free Cash Flow
(dollars in millions)
(unaudited)

The following is a reconciliation of reported cash flow from operating activities to free cash flow (non-GAAP):

	Nine Months Ended, September 30,
	2022	2021
Cash provided by operating activities (GAAP)	$214.7	$376.8
Less: Capital expenditures	(50.9)	(45.3)
Free cash flow (non-GAAP)	$163.8	$331.5

A. O. SMITH CORPORATION
2022 Adjusted EPS Guidance and 2021 Adjusted EPS
(unaudited)

The following is a reconciliation of diluted EPS to adjusted EPS (non-GAAP) (all items are net of tax):

	2022 Guidance		2021
Diluted EPS (GAAP)	$ 1.29 - 1.39		$3.02
Estimated pension settlement charge	1.73	(1)	—
Pension expense (income)	0.06	(2)	(0.06)	(3)
Legal judgment income	(0.05)		—
Terminated acquisition-related expenses	0.02		—
Adjusted EPS (non-GAAP)	$ 3.05 - 3.15		$2.96
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

Critical Accounting Policies
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2021. We believe that at September 30, 2022, there was no material change to this information.
Recent Accounting Pronouncement
Refer to Recent Accounting Pronouncement in Note 1 – Basis of Presentation in the notes to our condensed consolidated financial statements included in Part 1 Financial Information.
Forward Looking Statements
This filing contains statements that the Company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “continue,” “guidance”, “outlook” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: further softening in U.S. residential water heater demand resulting primarily from channel inventory destocking; negative impacts to the Company, particularly the demand for its products, resulting from global inflationary pressures or a potential recession in one or more of the markets in which the Company participates; the Company’s ability to continue to obtain commodities, components, parts and accessories on a timely basis through its supply chain and at expected costs; negative impacts to demand for the Company’s products, particularly commercial products, and to its operations and workforce as a result of the severity and duration of the COVID-19 pandemic; further weakening in U.S. residential or commercial construction or instability in the Company's replacement markets; inability of the Company to implement or maintain pricing actions; an uneven recovery of the Chinese economy or decline in the growth rate of consumer spending or housing sales in China; negative impact to the Company’s business in China as a result of future COVID-19 related shutdowns there; negative impact to the Company's businesses from international tariffs, trade disputes and geopolitical differences, including the conflict in Ukraine; potential weakening in the high-efficiency boiler segment in the U.S.; substantial defaults in payment by, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; foreign currency fluctuations; the Company’s inability to successfully integrate or achieve its strategic objectives resulting from acquisitions; competitive pressures on the Company’s businesses; the impact of potential information technology or data security breaches; changes in government regulations or regulatory requirements; and adverse developments in general economic, political and business conditions in key regions of the world. Forward-looking statements included in this filing are made only as of the date of this filing, and the Company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the Company, or persons acting on its behalf, are qualified entirely by these cautionary statements.
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
ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon this evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS
During the third quarter of 2022, the Company reached a judgment against a competitor related to the infringement of one of the Company’s patents. Other than this judgment, there have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 16 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 1A RISK FACTORS
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, except for the addition of the risk factors set forth below:
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
The extent to which the COVID-19 pandemic, or other outbreaks of disease or similar public health threats, materially and adversely impacts our business, results of operations and financial condition remains uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, periodic surges of the virus, the severity of the virus and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak. In the first nine months of 2022, a number of municipal governments in China imposed shutdowns to prevent further spread of COVID-19. These shutdowns may continue or recur during the foreseeable future and could have a material negative impact on our business and operations there.

In addition, we cannot predict how quickly, and to what extent, normal economic and operating conditions can resume throughout the world, and the resumption of normal business operations may be delayed or constrained by lingering effects of the COVID-19 pandemic on our suppliers, third-party service providers, and/or customers.
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the first quarter of 2022, our Board of Directors approved adding 3,500,000 shares of common stock to the existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In the third quarter of 2022, we repurchased 1,604,000 shares at an average price of $57.09 per share and at a total cost of $91.6 million. As of September 30, 2022, there were 2,553,857 shares remaining on the existing repurchase authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 1 - July 31, 2022	500,000	$57.02	500,000	3,657,857
August 1 - August 31, 2022	453,000	62.04	453,000	3,204,857
September 1 - September 30, 2022	651,000	53.69	651,000	2,553,857
ITEM 6 - EXHIBITS
Refer to the Exhibit Index on page 32 of this report.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2022 and 2021, (ii) the Condensed Consolidated Statement of Comprehensive Earnings for the three and nine months ended September 30, 2022 and 2021, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2022, and December 31, 2021 (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2022 and 2021 (v) the Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021 (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

October 28, 2022	/s/ Benjamin A. Otchere
Benjamin A. Otchere
Vice President and Controller

/s/ Charles T. Lauber
Charles T. Lauber
Executive Vice President and Chief Financial Officer