Form 10-K
period 2022-12-31
SMITH A O CORP
filed 2023-02-14
CIK 91142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number 1-475
A. O. Smith Corporation
(Exact name of registrant as specified in its charter)
Delaware
(State of Incorporation)
11270 West Park Place, Milwaukee, Wisconsin
(Address of Principal Executive Office)
39-0619790
(I.R.S. Employer Identification No.)
53224-9508
(Zip Code)
(414) 359-4000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Shares of Stock Outstanding January 31, 2023	Name of Each Exchange on Which Registered
Class A Common Stock (par value $5.00 per share)	None	25,905,276	Not listed
Common Stock (par value $1.00 per share)	AOS	124,974,017	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                              ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Act.)          ☐  Yes    ☒  No
The aggregate market value of voting stock held by non-affiliates of the registrant was $41,779,676 for Class A Common Stock and $6,733,262,366 for Common Stock as of June 30, 2022.
DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference in Part III).

A. O. Smith Corporation
Index to Form 10-K
Year Ended December 31, 2022

PART 1
ITEM 1 – BUSINESS
As used in this annual report on Form 10-K, references to the “Company,” “A. O. Smith,” “AOS,” “we,” “us,” and “our” refer to A. O. Smith and its consolidated subsidiaries. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto under “Item 8 Financial Statements and Supplementary Data” in this annual report on Form 10-K. Our company is comprised of two reporting segments: North America and Rest of World. Both segments manufacture and market comprehensive lines of residential and commercial gas and electric water heaters, boilers, heat pump, tanks and water treatment products. Both segments primarily manufacture and market in their respective regions of the world. Our Rest of World segment is primarily comprised of China, Europe and India.
NORTH AMERICA
Sales in our North America segment accounts for 74% of our total sales in 2022. This segment serves residential and commercial end markets with a broad range of products including:
Water heaters. Our residential and commercial water heaters, primarily come in sizes ranging from 40 to 80 gallon models, however, we also offer sizes as low as 2.5 gallon (point-of-use) and as high as 2,500 gallon products with varying efficiency ranges. We offer electric, natural gas and liquid propane tank-type models as well as tankless (gas and electric), heat pump and solar tank units. Typical applications for our water heaters include residences, restaurants, hotels, office buildings, laundries, car washes, schools and small businesses. In 2022, we continued our integration activities of Giant Factories, Inc., (Giant) a Canada-based manufacturer of residential and commercial water heaters, which we acquired in late 2021.
Boilers. Our residential and commercial boilers range in size from 45,000 British Thermal Units (BTUs) to 6.0 million BTUs. Boilers are closed loop water heating systems used primarily for space heating or hydronic heating. Our boilers are primarily used in applications in commercial settings for hospitals, schools, hotels and other large commercial buildings while residential boilers are used in homes, apartments and condominiums.
Water treatment products. With the acquisition of Aquasana, Inc. (Aquasana) in 2016 we entered the water treatment market. We expanded our product offerings with the acquisitions of Hague Quality Water International (Hague) in 2017, Water-Right, Inc. (Water-Right) in 2019, Master Water Conditioning Corporation (Master Water) in 2021 and Atlantic Filter Corporation (Atlantic Filter) in 2022. Our water treatment products range from point-of-entry water softeners, solutions for problem well water, and whole-home water filtration products to on-the-go filtration bottles and point-of-use carbon and reverse osmosis products. We also offer a comprehensive line of commercial water treatment and filtration products. Typical applications for our water treatment products include residences, restaurants, hotels and offices.
Other. In our North America segment, we also manufacture expansion tanks, commercial solar water heating systems, swimming pool and spa heaters, related products and parts.
A significant portion of our North America sales is derived from the replacement of existing products.
We believe we are the largest manufacturer and marketer of water heaters in North America with a leading share in both the residential and commercial portions of the market. In the commercial portions of the market for both water heating and space heating, we believe our comprehensive product lines and our high-efficiency products give us a competitive advantage. Our wholesale distribution channel, where we sell our products primarily under the A. O. Smith and State brands, includes more than 1,000 independent wholesale plumbing distributors serving residential and commercial end markets. We also sell our residential water heaters through the retail and maintenance, repair and operations (MRO) channels. In the retail channel, our customers include four of the six largest national hardware and home center chains, including a long-standing exclusive relationship with Lowe’s where we sell A. O. Smith branded products.
Our Lochinvar brand is one of the leading residential and commercial boiler brands in the U.S. Approximately 40 percent of Lochinvar branded sales consist of residential and commercial water heaters while the remaining 60 percent of Lochinvar branded sales consist primarily of boilers and related parts. Our commercial boiler distribution channel is primarily comprised of manufacturer representative firms with the remainder of our Lochinvar branded products being distributed through wholesale channels.
We sell our A. O. Smith branded water treatment products through Lowe's and Amazon. Our Aquasana branded products are primarily sold directly to consumers through e-commerce channels. Our water softener products and problem well water solutions, which include Hague, Water-Right, Master Water, and Atlantic Filter, are sold through water quality dealers. Our water softener products are also sold through home center retail chains.

Our energy-efficient product offerings continue to be a sales driver for our business. Our condensing commercial water heaters and boilers continue to be an option for commercial customers looking for high-efficiency water and space heating with a short payback period through energy savings. We offer residential heat pump, condensing tank-type and tankless water heaters in North America, as well as other higher efficiency water heating solutions to round out our energy-efficient product offerings. In addition, during 2021 we launched a commercial heat pump water heater to align with greenhouse gas emission reduction trends across the U.S.
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
REST OF WORLD
Sales in our Rest of World segment accounts for 26% of our total sales in 2022, a majority of which is in China. We have operated in China for nearly 30 years. In that time, we have established A. O. Smith brand recognition in the residential and commercial markets. We manufacture and market residential water heater and water treatment products, primarily incorporating reverse osmosis technology, and commercial water treatment products. The Chinese water heater market is predominantly comprised of electric wall-hung, gas tankless, combi-boiler, heat pump and solar water heaters. We believe we are one of the market leaders of water heaters and reverse osmosis water treatment products to the residential market in China in dollar terms. We also design and market range hoods and cooktops in China.
We sell our products in approximately 12,000 points of sale in China, of which approximately 5,400 are retail outlets in tier one through tier three cities and approximately 2,000 exclusively sell our products. We also sell our products through e-commerce channels. Our primary competitors in China in the water heater market segment are Haier, Midea, and Rinnai. Our principal competitors in the water treatment market are Angel, Midea, Truliva, and Xiaomi.
In 2008, we established a sales office in India and began importing products specifically designed for India. We began manufacturing water heaters in India in 2010 and water treatment products in 2015. We continue to expand our product offerings and sales in this country, primarily through wholesale, e-commerce and retail channels. Our primary competitors in India are Racold, Bajaj and Havells in the water heater market and Eureka Forbes, Kent and Hindustan Unilever in the water treatment market.
We also sell water heaters in the European and Middle and Far Eastern markets and water treatment products in Hong Kong, and Vietnam, all of which combined comprised less than 13 percent of total Rest of World sales in 2022.
RAW MATERIALS
We use a wide range of raw materials in our manufacturing operations. These raw materials are generally available in adequate quantities, however, the COVID-19 pandemic and disruptions in the commercial transportation network have stressed the availability of certain raw materials. While supply chain and logistics challenges lingered in 2022, we saw improvement, particularly in the second half of the year. Our primary raw material input is steel which has experienced volatility in costs over the last several years. A portion of our customers have contractual pricing tied to a steel price index.
RESEARCH AND DEVELOPMENT
To improve our competitiveness by generating new products and processes, we conduct research and development at our Corporate Technology Center in Milwaukee, Wisconsin, our Global Engineering Center in Nanjing, China, and our operating locations. Our total expenditures for research and development in 2022, 2021 and 2020 were $89.0 million, $94.2 million and $80.7 million, respectively.
PATENTS AND TRADEMARKS
We invest, own and use in our businesses various trademarks, trade names, patents, trade secrets and licenses. We monitor our intellectual property for infringement and in 2022 received a judgment of $11.5 million against a competitor related to one of our patents. Although we believe our trademarks, trade names, patents, trade secrets, and licenses to constitute a valuable asset in the aggregate, we do not regard our business as being materially dependent on any single trademark, trade name, patent, trade secret, license or any group of related such rights. Our trade name is important with respect to our products, particularly in China, India, and North America.

HUMAN CAPITAL
We employed approximately 12,000 employees as of December 31, 2022 with approximately 6,200 in North America and 5,800 in Rest of World. A small portion of our workforce in the U.S. is represented by a labor union, while outside the U.S., we have employees in certain countries that are represented by employee representative organizations, such as an employee association, union, or works council.
Our Guiding Principles and Values. The foundation of how we conduct business and interact with our employees is outlined in A. O. Smith Corporation’s Guiding Principles and our Statement of Values. These principles and values help to shape how we hire, train and treat our employees, emphasizing teamwork and promoting diversity in seeking our objectives. We believe that our Guiding Principles and Values shape the critical elements of our effort to attract, retain and develop talent.
Culture and Employee Engagement. We conduct a Global Employee Engagement Survey on a biannual basis. This third party managed survey measures employees’ level of engagement against external norms and provides us with actionable feedback that drives improvement priorities. Survey participation in 2022 was 97 percent, which we believe reflects our employees’ desire to share their perspectives and a commitment to continuous improvement. Survey results help shape action plans to further improve our culture and we will conduct the survey again in 2024.
Diversity and Inclusion. As reflected in our Guiding Principles, we strive to create a workplace where people from diverse backgrounds can thrive and achieve their fullest potential. A. O. Smith’s commitment to this objective starts at the top with its Board of Directors, which is 50% diverse. A. O. Smith monitors the gender and racial composition of its workforce in the U.S. at various levels within the organization, and also tracks pay equity on an ongoing basis.
Compensation and Benefits. We provide what we believe is a robust total compensation program designed to be market-competitive and internally equitable to attract, retain, motivate and reward a high-performance workforce. Regular internal and external analysis is performed to ensure this market alignment. In addition to salaries, these programs, which vary by country, can include annual performance-based bonuses, stock-based compensation awards, retirement plans with employee matching opportunities, health benefits, health savings and flexible spending accounts, paid time off, family leave, and tuition assistance, among others.
Training and Development. We provide all employees with a wide range of professional development experiences, both formal and informal, to help them achieve their full potential. All of of our salaried employees are given formal development plans. Some of the formal development programs that employees have access to include early-career leadership development programs, front-line leadership development programs, continuous improvement skill-building programs, core process technology councils and tuition reimbursement for degree programs or trade schools. In 2022, we partnered with a third party provider to deliver diversity and inclusive leadership training to enhance the capability of our workforce with a program that aligns with our Guiding Principles, Values, and overall leadership approach. In 2022, we provided this training to our senior leadership team globally and senior management in the U.S., and we intend to expand that training program in 2023. Globally, all office and professional employees also have formal performance reviews and development plans with a focus on learning by doing. We expect our managers to work closely with their employees to ensure performance feedback and to conduct development discussions on a regular basis.
Safety. The safety of our people is always at the forefront of what we do. We provide safety training in our production facilities, designed to empower our employees with the knowledge and tools they need to make safe choices and mitigate risks. In addition to traditional training, we use standardized signage and visual management throughout our facilities. Since 1954, we have awarded annually the Lloyd B. Smith President's Safety Award, which acknowledges an A. O. Smith facility that demonstrates the most improvement over one year in the area of workplace safety.
BACKLOG
Due to the short-cycle nature of our businesses, our operations do not normally sustain significant backlogs.

GOVERNMENT REGULATIONS AND ENVIRONMENTAL MATTERS
Our operations, including the manufacture, packaging, labeling, storage, distribution, advertising and sale of our products, are subject to various federal, state, local and foreign laws and regulations. In the U.S., many of our products are regulated by the Department of Energy, the Consumer Product Safety Commission, and the Federal Trade Commission. State and local governments, through laws, regulations, and building codes, also regulate our water heating and water treatment products. Whether at the federal, state, or local level, these laws are intended to improve energy efficiency and product safety, and protect public health and the environment. In recent years, a limited number of states and local authorities have proposed or implemented bans on gas-fired products in new construction in an effort to address greenhouse gas emissions. Similar laws and regulations have been adopted by government authorities in other countries in which we manufacture, distribute, and sell our products. We offer a complete line of water and hydronic heating products, including electric-powered water heaters and boilers, and we believe that any reduction in fossil fuel-powered products would be counterbalanced by the demand for our non-fossil fuel powered products. We are confident that our continued emphasis on product design and innovation will keep us well positioned to deliver products demanded by customers, regardless of fuel source.
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
We are also committed to growing our business in a sustainable and socially responsible manner consistent with our Guiding Principles. This commitment has driven us to design, engineer and manufacture highly innovative and efficient products in an environmentally responsible manner that helps reduce energy consumption, conserve water and improve drinking water quality and public health. Consistent with this commitment, we issue our sustainability report biennially detailing our company’s historic and current efforts. We issued our third report, the 2022 Environmental, Social and Governance ("ESG") Report in December 2022, documenting our ESG activities over the past two years. This report details the positive impact of our highly efficient products, highlights our company’s commitment to employees and the communities in which we operate, and reports on our progress toward our greenhouse gas emissions reduction goal of 10% by 2025. We have made significant progress toward our ESG emission reduction goal and prevented almost 500,000 metric tons of carbon emissions in 2021 through the sale of our high efficiency water heaters and boilers. Our scorecard reflecting our progress is available on our website. We have also achieved WAVE water stewardship verification and achieved our fourth consecutive Energy Star Partner of the Year Award. Our ESG report is available on our website and not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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
Economic and Industry Risks
■The effects of global and regional economic conditions could have a material adverse effect on our business
A decline in economic activity, such as a recession or economic downturn, in the U.S. and other regions in the world in which we do business, could adversely affect consumer confidence and spending patterns which could result in decreased demand for the products we sell, a delay in purchases, increased price competition, slower adoption of energy-efficient water heaters and boilers, or high-quality water treatment products, which could negatively impact our profitability and cash flows. Such deterioration in economic conditions could arise from many factors or fears including public health crises, political instability or risk of government default. In addition, an increase in price levels generally or in particular industries (such as the inflation in steel prices in 2021 and the recent inflation in other material and logistics costs), could result in a consumer shift away from the products we offer, which could adversely affect our revenues and, at the same time, increase our costs. A deterioration in economic conditions also could negatively impact our vendors and customers, which could result in an increase in bad debt expense, customer and vendor bankruptcies, interruption or delay in supply of materials, or increased material prices, which could negatively impact our ability to distribute, market and sell our products and our financial condition, results of operations and cash flows.
■The occurrence or threat of extraordinary events, including natural disasters, political disruptions, terrorist attacks, public health issues, and acts of war, could significantly disrupt production, or impact consumer spending
As a global company with a large international footprint, we are subject to increased risk of damage or disruption to us and our employees, facilities, suppliers, distributors, or customers. Extraordinary events, including natural disasters, resulting from but not limited to climate change, political disruptions, terrorist attacks, public health issues, such as the COVID-19 pandemic, and acts of war may disrupt our business and operations and impact our supply chain and access to necessary raw materials or could adversely affect the economy generally, resulting in a loss of sales and customers. Any of these disruptions or other extraordinary events outside of our control that impact our operations or the operations of our suppliers and key distributors could affect our business negatively, harming operating results.
The COVID-19 pandemic continues to cause disruption to the global economy. We continue to monitor the pandemic, and while periodic local increases and decreases in COVID-19 cases are likely, generally the restrictions due to and in response to the pandemic continue to relax in most locations. However, the COVID-19 pandemic and efforts to manage it, including those by governmental authorities, could have a material adverse effect on our financial condition, results of operations and cash flows.
Natural disasters and extreme weather conditions may disrupt the productivity of our facilities. For example, two of our manufacturing plants are located within a floodplain that has experienced past flooding events. We also have other manufacturing facilities located in hurricane and earthquake zones. We maintain insurance coverage and have taken steps to mitigate these physical risks related to natural disasters and extreme weather conditions. Pricing for our insurance program has remained at the prevailing market rate with no significant change in the current year’s premium rates from the prior year. Also, to mitigate the risk of flooding, we recently completed an approximately 7,000-foot-long berm, flood gates, and pumping stations around our Ashland City, Tennessee facility, our largest manufacturing facility. Despite our mitigation efforts, there is still the potential for natural disasters and extreme weather conditions to disrupt the productivity of our facilities.
Apart from the potential impact on our operations, these types of events also could negatively impact consumer spending in the impacted regions or depending on the severity, globally, which could materially and adversely affect our financial condition, results of operations and cash flows.

■Our business could be adversely impacted by changes in consumer purchasing behavior, consumer preferences, technological changes, and market trends
Consumer preferences for products and the methods in which they purchase products are constantly changing based on, among other factors, cost, performance, convenience, environmental and social concerns and perceptions. Consumer purchasing behavior may shift the product mix in the markets in which we participate or result in a shift to other distribution channels, for example e-commerce. Consumer preferences and broader trends, such as decarbonization and electrification efforts in response to climate change, may result in increased demand for higher efficiency products and/or more electric powered products. In addition, technologies are ever changing. Our ability to respond to these trends, timely transition our product portfolio, develop new and innovative products, and acquire and protect the necessary intellectual property rights is essential to our continued success, but cannot reasonably be assured. It is possible that we will not be able to develop new technologies, products or distribution channels, or do so on a timely basis, to align with consumer purchasing behavior and consumer preferences, which could materially and adversely affect our financial condition, results of operations and cash flows.
■Our operations could be adversely impacted by material and component price volatility, as well as supplier concentration
The market prices for certain materials and components we purchase, primarily steel, have been volatile. We have also experienced inflation related increases in our transportation costs. Significant increases in the cost of any of the key materials and components we purchase would increase our cost of doing business and ultimately could lead to lower operating earnings if we are not able to recover these cost increases through price increases to our customers. Historically, there has been a lag in our ability to recover increased material costs from customers, and that lag, could negatively impact our profitability. In some cases, we are dependent on a limited number of suppliers for some of the raw materials and components we require in the manufacturing of our products. A significant disruption or termination of the supply from one of these suppliers could delay sales or increase costs which could result in a material adverse effect on our financial condition, results of operations and cash flows.
■Because we participate in markets that are highly competitive, our revenues and earnings could decline as we respond to competition
We sell all of our products in highly competitive and evolving markets. We compete in each of our targeted markets based on product design, reliability, quality of products and services, advanced technologies, product performance, maintenance costs and price. Some of our competitors may have greater financial, marketing, manufacturing, research and development and distribution resources than we have; others may invest little in technology or product development but compete on price and the rapid replication of features, benefits, and technologies, and some are increasingly expanding beyond their existing manufacturing or geographic footprints. In North America, the gas tankless portion of the water heating market has for many years increased as a percentage of the overall market. While we have many gas tankless products, our market share for gas tankless products is lower than our market share for the remainder of the water heating market. Further expansion of the gas tankless portion of the North America market, which we believe was approximately 11 percent of the residential market segment in 2022, could have an impact on our operating results. We cannot assure that our products will continue to compete successfully with those of our competitors. There could be new market participants that change the dynamics of those markets and it is possible that we will not be able to retain our customer base or improve or maintain our profit margins on sales to our customers, all of which could materially and adversely affect our financial condition, results of operations and cash flows.
■Because approximately 22 percent of our sales in 2022 were attributable to China, adverse economic conditions or changes in consumer behavior in China could impact our business
Our sales in China decreased five percent in local currency in 2022 compared to 2021. Our 2022 sales in China were impacted by lower consumer demand driven by COVID-19 related disruptions. Certain COVID-19 restrictions were lifted at the end of 2022 but could return. We derive a substantial portion of our sales in China from premium-tier products. Changes in consumer preferences and purchasing behaviors including preferences for e-commerce, weakening consumer confidence and sentiment as well as economic uncertainty, socio-political risks, increased competition from Chinese-based companies, and potential future COVID-19 related impacts, may prompt Chinese consumers to postpone purchases, choose lower-priced products or different alternatives, or lengthen the cycle of replacement purchases. Further deterioration in the Chinese economy may adversely affect our financial condition, results of operations and cash flows.

Business, Operational, and Strategic Risks
■We sell our products and operate outside the U.S., and to a lesser extent, rely on imports and exports, which may present additional risks to our business
Approximately 34 percent of our sales in 2022 were attributable to products sold outside of the U.S., primarily in China and Canada, and to a lesser extent in Europe and India. We also have operations and business relationships outside the U.S. that comprise a portion of our manufacturing, supply, and distribution. Approximately 5,200 of our 12,000 employees as of December 31, 2022 were located in China. At December 31, 2022, approximately $472 million of cash and marketable securities were held by our foreign subsidiaries, substantially all of which were located in China. International operations generally are subject to various risks, including: political, religious, and economic instability; local labor market conditions; new or increased tariffs or other trade restrictions, or changes to trade agreements; the impact of foreign government regulations, actions or policies; the effects of income taxes; governmental expropriation; the changes or imposition of statutory restrictions which prohibit repatriation of cash; the imposition or increases in withholding and other taxes on remittances and other payments by foreign subsidiaries; labor relations problems; the imposition of environmental or employment laws, or other restrictions or actions by foreign governments; and differences in business practices. Unfavorable changes in the political, regulatory, or trade climate, diplomatic relations, or government policies, particularly in relation to countries where we have a presence, including Canada, China, India and Mexico, could have a material adverse effect on our financial condition, results of operations and cash flows or our ability to repatriate funds to the U.S.
■A material loss, cancellation, reduction, or delay in purchases by one or more of our largest customers could harm our business
Sales to our five largest customers represented approximately 39 percent of our sales in 2022. We expect that our customer concentration will continue for the foreseeable future. Our concentration of sales to a relatively small number of customers makes our relationships with each of these customers important to our business. We cannot assure that we will be able to retain our largest customers. Some of our customers may shift their purchases to our competitors in the future. Our customers may experience financial instability, affecting their ability to make or pay for future purchases. Further, a customer may be acquired by a customer of a competitor which could result in our loss of that customer. The loss of one or more of our largest customers, any material reduction or delay in sales to these customers, or our inability to successfully develop relationships with additional customers could have a material adverse effect on our financial position, results of operations and cash flows.
■A portion of our business could be adversely affected by a further decline in North American new residential or commercial construction or a decline in replacement-related volume of water heaters and boilers, including a decline in demand for commercial spaces
Residential new construction activity in North America and industry-wide replacement-related volume of water heaters had growth in 2020 and 2021, and then declined in 2022. New residential housing starts in the U.S. are projected to decrease further in 2023 compared to 2022. Commercial construction activity in North America grew in 2022 and 2021 after declining in 2020. We believe that the significant majority of the markets we serve are for the replacement of existing products, and residential water heater replacement volume was strong in 2022 and 2021. As a result of the COVID-19 pandemic, businesses and commercial spaces have experienced and may experience in the future, fluctuation in demand and in occupancy that may reduce demand for our products, and commercial sectors, such as the restaurant and hospitality industries in which we have customers, may experience long-term shifts in consumer behavior which could negatively impact demand or capacity and may not return to pre-pandemic levels. In addition, the acceptance of remote work arrangements could negatively impact demand for commercial construction. Changes in the replacement volume and in the construction market in North America could negatively affect us.
■An inability to adequately maintain our information systems and their security, as well as to protect data and other confidential information, could adversely affect our business and reputation
In the ordinary course of business, we utilize information systems for day-to-day operations, to collect and store sensitive data and information, including our proprietary and regulated business information and personally identifiable information of our customers, suppliers and business partners, as well as personally identifiable information about our employees. Our information systems are susceptible to outages due to system failures, cybersecurity threats, failures on the part of third-party information system providers, natural disasters, power loss, telecommunications failures, viruses, fraud, theft, malicious actors or breaches of security. Like many companies, we, and some third parties upon which we rely, have experienced cybersecurity incidents and attacks on information technology networks and systems, products and services in the past but, to date, none have resulted in a material breach or had a material adverse impact on our financial condition, results of operations, or cash flows. We may experience them in the future, potentially with increasing frequency from increasingly sophisticated cyber threats. In addition, as a result of the COVID-19 pandemic, remote work and remote access to our systems have increased, which may heighten these risks. A successful attack in the future could result in operations failure or breach of security that could lead to disruptions of our business activities, the loss or disclosure of both our and our customers’ financial, product and other confidential information and could result in regulatory actions, litigation and have a material adverse effect on our financial condition, results of operations and cash flows and our reputation. We have a response plan in place in the event of a data breach and we have an active program to maintain and improve data security and address these risks and uncertainties by implementing and improving internal controls, security technologies, insurance programs, network and data center resiliency and recovery processes.
■Our international operations are subject to risks related to foreign currencies
We have a significant presence outside of the U.S., primarily in China and Canada and to a lesser extent Europe, Mexico, and India, and therefore, hold assets, including $377 million of cash and marketable securities denominated in Chinese renminbi, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. The financial statements of our foreign subsidiaries are translated into U.S. dollars in our consolidated financial statements. Furthermore, typically our products are priced in foreign countries in local currencies. As a result, we are subject to risks associated with operating in foreign countries, including fluctuations in currency exchange rates and interest rates, hyperinflation in some foreign countries such as Turkey, where we currently have minor operations, or global exchange rate instability or volatility that strengthens the U.S. dollar against foreign currencies. An increase in the value of the U.S. dollar relative to the local currencies of our foreign markets, as experienced globally in the second half of 2022, has negatively affected our sales, profitability, and cash and cash equivalents balances and could have such effects in the future. In 2022, the change in foreign currencies negatively impacted our sales and cash and cash equivalents by approximately $61 million and $21 million, respectively. In addition to currency translation risks, we incur a currency transaction risk whenever one of our subsidiaries enters into a purchase or sale transaction using a currency different from the operating subsidiaries’ functional currency. The majority of our foreign currency transaction risk results from sales of our products in Canada, a portion of which we manufacture in the U.S, and to a lesser extent from component purchases in Europe and India and payroll in Mexico. These risks may adversely impact our reported sales and profits in the future or negatively impact revenues and earnings translated from foreign currencies into U.S. dollars.
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

Legal, Regulatory, and Governance Risks
■Changes in regulations or standards, such as those associated with climate change, could adversely affect our business
Our products are subject to a wide variety of statutory, regulatory and industry standards and requirements related to, among other items, energy and water efficiency, environmental emissions, labeling and safety. We believe our products are currently efficient, safe and environment-friendly. However, a limited number of federal, foreign, state and local governments are adopting laws, regulations and codes in response to climate change that require a transition to non-fossil fuel based sources of energy production as well as significantly reducing or eliminating the on-site combustion of fossil fuels in the building sector, such as limiting or prohibiting the delivery of natural gas in new construction. A significant change to regulatory requirements that promote a transition to alternative energy sources as a replacement for gas, or a significant shift in industry standards, could substantially increase manufacturing costs, capital expenditures, transportation costs and raw material costs, impact the size and timing of demand for our products, affect the types of products we are able to offer or put us at a competitive disadvantage, any of which could harm our business and have a material adverse effect on our financial condition, results of operations and cash flow.
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
■Our Environmental, Social, and Governance (ESG) commitments could result in additional costs, and our inability to achieve them could have an adverse impact on our reputation and performance
We periodically communicate our strategies, commitments and targets related to ESG matters, including carbon emissions, diversity and inclusion, and human rights through the issuance of our ESG report. Although we intend to meet these strategies, commitments and targets and are committed to advancing sustainable innovations in our industry, we may be unable to achieve them due to impacts on resources, operational costs, and technological advancements. Failure to meet these sustainability requirements or targets could adversely impact our reputation as well as the demand for our products and adversely affect our business, financial condition and results of operations. In addition, standards and processes for measuring and reporting carbon emissions and other sustainability metrics may change over time, result in inconsistent data, or result in significant revisions to our strategies, commitments and targets, or our ability to achieve them. Any scrutiny of our carbon emissions or other sustainability disclosures or our failure to achieve related strategies, commitments and targets could negatively impact our reputation or performance.
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
■Certain members of the founding family of our company and trusts for their benefit have the ability to influence all matters requiring stockholder approval
We have two classes of common equity: our Common Stock and our Class A Common Stock. The holders of Common Stock currently are entitled, as a class, to elect only one-third of our Board of Directors. The holders of Class A Common Stock are entitled, as a class, to elect the remaining directors. Certain members of the founding family of our company and trusts for their benefit (Smith Family) have entered into a voting trust agreement with respect to shares of our Class A Common Stock and shares of our Common Stock they own. As of December 31, 2022, through the voting trust, these members of the Smith Family own approximately 65.6 percent of the total voting power of our outstanding shares of Class A Common Stock and Common Stock, taken together as a single class, and approximately 96.8 percent of the voting power of the outstanding shares of our Class A Common Stock, as a separate class. Due to the differences in the voting rights between shares of our Common Stock (one-tenth of one vote per share) and shares of our Class A Common Stock (one vote per share), the Smith Family voting trust is in a position to control to a large extent the outcome of matters requiring a stockholder vote, including the adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. This ownership position may increase if other members of the Smith Family enter into the voting trust agreement, and the voting power relating to this ownership position may increase if shares of our Class A Common Stock held by stockholders who are not parties to the voting trust agreement are converted into shares of our Common Stock. The voting trust agreement provides that, in the event one of the parties to the voting trust agreement wants to withdraw from the trust or transfer any of its shares of our Class A Common Stock, such shares of our Class A Common Stock are automatically exchanged for shares of our Common Stock held by the trust to the extent available in the trust. In addition, the trust will have the right to purchase the shares of our Class A Common Stock and our Common Stock proposed to be withdrawn or transferred from the trust. As a result, the Smith Family members that are parties to the voting trust agreement have the ability to maintain their collective voting rights in our company even if certain members of the Smith Family decide to transfer their shares.
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM  2 – PROPERTIES
Properties utilized by us at December 31, 2022 were as follows:
North America
In this segment, we have 20 manufacturing plants located in ten states and two non-U.S. countries, of which 17 are owned directly by us or our subsidiaries and three are leased from outside parties. The terms of leases in effect at December 31, 2022, expire between 2023 and 2025.
Rest of World
In this segment, we have six manufacturing plants located in four non-U.S. countries, of which four are owned directly by us or our subsidiaries and two are leased from outside parties. The terms of leases in effect at December 31, 2022, expire in 2025.
Corporate and General
We consider our plants and other physical properties to be suitable, adequate, and of sufficient productive capacity to meet the requirements of our business. Our manufacturing plants operate at varying levels of utilization depending on the type of operation and market conditions. The executive offices of the Company, which are leased, are located in Milwaukee, Wisconsin.
ITEM 3 – LEGAL PROCEEDINGS
We are involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of our business involving product liability, property damage, insurance coverage, exposure to asbestos and other substances, patents and environmental matters, including the disposal of hazardous waste. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, we believe, based on past experience, adequate reserves and insurance availability, that these unresolved legal actions will not have a material effect on our financial position or results of operations. A more detailed discussion of certain of these matters appears in Note 16, “Commitments and Contingencies” of Notes to the Consolidated Financial Statements.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY
Pursuant to General Instruction of G(3) of Form 10-K, the following is a list of our executive officers which is included as an unnumbered Item in Part I of this report in lieu of being included in our Proxy Statement for our 2023 Annual Meeting of Stockholders.

Name (Age)	Positions Held	Period Position Was Held
Samuel M. Carver (54)	Senior Vice President – Global Operations	2021 to Present

	Vice President – North America Manufacturing	2011 to 2021

	Various A.O. Smith Officer and Management Positions	2006 to 2011

Robert J. Heideman (56)	Senior Vice President – Chief Technology Officer	2013 to Present

	Senior Vice President – Engineering & Technology	2011 to 2012

	Various A.O. Smith Officer and Management Positions	2002 to 2011

D. Samuel Karge (48)	Senior Vice President	2018 to Present

	President – North America Water Treatment	2018 to Present

	Vice President, Sales and Marketing – Zurn Industries (water solutions manufacturer)	2016 to 2018

Daniel L. Kempken (50)	Senior Vice President – Strategy and Corporate Development	2019 to Present

	Vice President and Controller	2011 to 2019

Parag Kulkarni (55)	Senior Vice President, International; President - A. O. Smith India Water Products Private Limited	2022 to Present

	Managing Director - A. O. Smith India Water Products Private Limited	2015 to 2022

Charles T. Lauber (60)	Executive Vice President and Chief Financial Officer	2019 to Present

	Senior Vice President, Strategy and Corporate Development	2013 to 2019

	Senior Vice President – Chief Financial Officer – A. O. Smith Water Products Company	2006 to 2012

	Various A.O. Smith Officer and Management Positions	1999 to 2006

Stephen D. O'Brien (54)	Senior Vice President; President - Lochinvar, LLC	2022 to Present

	Chief Operating Officer – Lochinvar, LLC	2021 to 2022

	Senior Vice President - Mitsubishi Electric Trane US	2015 to 2021

Mark A. Petrarca (59)	Senior Vice President - Human Resources and Public Affairs	2006 to Present

	Vice President – Human Resources and Public Affairs	2005 to 2006

	Various A.O. Smith Officer and Management Positions	1999 to 2005

Jack Qiu (50)	Senior Vice President	2020 to Present

	President - A. O. Smith China	2020 to Present

	Vice President - A. O. Smith China	2012 to 2020

	Various A.O. Smith Officer and Management Positions	2003 to 2012

S. Melissa Scheppele (60)	Senior Vice President - Chief Information Officer	2020 to Present

	Vice President and Chief Information Officer - Triumph Group (aerospace and defense business)	2016 to 2020

James F. Stern (60)	Executive Vice President, General Counsel and Secretary	2007 to Present

	Partner – Foley & Lardner LLP	1997 to 2007

Name (Age)	Positions Held	Period Position Was Held
David R. Warren (59)	Senior Vice President	2017 to Present

	President and General Manager – North America Water Heating	2017 to Present

	Vice President – International	2008 to 2017

	Various A.O. Smith Officer and Management Positions	1989 to 2008

Kevin J. Wheeler (63)	Chairman	2020 to Present

	President and Chief Executive Officer	2018 to Present

	President and Chief Operating Officer	2017 to 2018

	Senior Vice President	2013 to 2017

	President and General Manager – North America, India and Europe Water Heating	2013 to 2017

	Various A.O. Smith Officer and Management Positions	1999 to 2013

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
(b)Holders. As of January 31, 2023, the approximate number of stockholders of record of Common Stock and Class A Common Stock were 526 and 144, respectively. The actual number of stockholders is greater than this number of holders of record, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of stockholders of record also does not include stockholders whose shares may be held in trust by other entities.
(c)Dividends. Dividends declared on the common stock are shown in Note 11, “Stockholders' Equity” of Notes to the Consolidated Financial Statements appearing elsewhere herein.
(d)Stock Repurchases. In 2022, the Board of Directors approved adding 3,500,000 shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In 2022, we repurchased 6,647,895 shares at an average price of $60.70 per share and at a total cost of $403.5 million. As of December 31, 2022, there were 378,462 shares remaining on the existing repurchase authorization. On January 27, 2023, the Board of Directors approved adding 7,500,000 shares of common stock to the existing discretionary share repurchase authority. Including the additional shares, we have approximately 7.6 million shares available for repurchase as of the date of the Board of Directors' approval. We intend to spend approximately $200 million to repurchase Common Stock in 2023 through a combination of 10b5-1 plans and open-market purchases.
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
From December 31, 2017 to December 31, 2022
Assumes $100 Invested with Reinvestment of Dividends

250
200
150
100
50
0
2017
2018
2019
2020
2021
2022
SMITH (A O) CORP
S&P 500 INDEX
S&P INDUSTRIALS INDEX

	Base Period	Indexed Returns
Company/Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
A. O. Smith Corporation	100.0	70.6	80.2	94.2	149.9	101.7
S&P 500 Index	100.0	95.6	125.7	148.9	191.6	156.9
S&P 500 Select Industrial Index	100.0	86.7	112.2	124.5	150.8	142.6
ITEM 6 – SELECTED FINANCIAL DATA
Not applicable.

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
Our sales in China in 2022 were impacted by lower consumer demand driven by COVID-19-related lockdowns. Certain COVID-19 restrictions were lifted in China at the end of 2022 and we believe that economic activity there will improve in 2023 as a result.
While supply chain and logistics challenges lingered in 2022, we saw improvement, particularly in the second half of the year. We remain in close contact with our suppliers and logistics providers to resolve supply chain constraints as they arise.
We continue to seek acquisitions that enable geographic growth, expand our core business, and establish adjacencies. Consistent with this strategy, we acquired Giant Factories, Inc. (Giant), a Canada-based manufacturer of residential and commercial water heaters, on October 19, 2021, for $199 million, subject to customary adjustments, using a combination of debt and cash. The acquisition fits squarely in our core capabilities, supplements our presence in Canada and enhances our capacity and distribution in the region. Giant contributed incremental sales of $94.3 million and $22.9 million in 2022 and 2021, respectively. Refer to Note 3, “Acquisitions” for additional information. We will also continue to look for opportunities to add to our existing operations in high growth regions demonstrated by our previous introductions of water treatment products in India and range hoods and cooktops in China.
In our North America segment, after approximately eight percent growth each year in 2021 and 2020, we believe that the wholesale residential water heater industry is returning to a more historical growth rate following a channel inventory destocking that occurred primarily in the third quarter of 2022, which resulted in a decrease in industry demand of 12 percent compared to 2021. We believe the majority of our customers exited 2022 with near normal inventory levels. While we believe that new home construction is in a deficit, we project it will be a headwind in 2023 and therefore, we project 2023 industry residential unit volumes will decrease approximately two to five percent from 2022. We believe that commercial water heater industry volumes will be flat to slightly up in 2023 compared to 2022 as supply chain constraints continue to ease. We expect to see a 10 to 12 percent increase in our sales of boilers in 2023 compared to 2022 due to industry growth of approximately three to four percent and our expectation that the transition to higher-efficiency boilers will continue. We anticipate sales of our North America water treatment products will increase approximately five to seven percent in 2023, compared to 2022, primarily driven by pricing and consumer demand.
In our Rest of World segment, we see the recent change to certain COVID-19 restrictions in China as a positive step to an improved economic environment. We project our sales in China will grow three to five percent in 2023 in local currency compared to 2022. Our guidance assumes volume will improve sequentially through out the year. We assume that the currency translation impact on sales will be similar to the 2022 and negatively impact sales by approximately four percent.
Combining all of these factors, we expect our 2023 consolidated sales to be flat to 2022, with a range of plus or minus three percent. Our guidance excludes the impacts from potential future acquisitions and assumes the COVID-19-related impacts in China improve in the second half of the year and do not have a significant impact on our productivity or significantly impact the end markets that we serve.

RESULTS OF OPERATIONS
In this section, we discuss the results of our operations for 2022 compared with 2021. We discuss our cash flows and current financial condition under “Liquidity and Capital Resources.” For a discussion related to 2021 compared with 2020, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the Year Ended December 31, 2021, which was filed with the United States Securities and Exchange Commission (SEC) on February 11, 2022, and is available on the SEC's website at www.sec.gov.

	Years Ended December 31,
(dollars in millions)	2022	2021	2020
Net sales	$3,753.9	$3,538.9	$2,895.3
Cost of products sold	2,424.3	2,228.0	1,787.1
Gross profit	1,329.6	1,310.9	1,108.2
Gross profit margin %	35.4%	37.0%	38.3%
Selling, general and administrative expenses	670.9	701.4	660.3
Severance and restructuring expenses	—	—	7.7
Interest expense	9.4	4.3	7.3
Other expense (income)-net	425.6	(20.4)	(11.0)
Earnings before provision for income taxes	223.7	625.6	443.9
(Benefit from) provision for income taxes	(12.0)	138.5	99.0
Net Earnings	$235.7	$487.1	$344.9
Our sales in 2022 were $3,753.9 million, or 6.1 percent higher than 2021 sales of $3,538.9 million. Higher sales in 2022 were primarily driven by the impacts of inflation-related pricing actions partially offset by lower residential water heater volumes in North America and lower sales in China. In addition, our sales were negatively impacted by approximately $61 million compared to last year due to the depreciation of foreign currencies against the U.S. dollar. Our acquisition of Giant added $94.3 million of incremental sales in 2022.
Our gross profit margin in 2022 of 35.4 percent declined compared to 37.0 percent in 2021. The lower gross margin in 2022 was primarily due to higher steel and other material costs and production inefficiencies, which outpaced the impact of our pricing actions.
Selling, general, and administrative (SG&A) expenses were $670.9 million in 2022, or $30.5 million lower than in 2021. The decrease in SG&A expenses was primarily due to the recognition of a gain from an $11.5 million judgment against a competitor related to its infringement of one of our patents, lower management incentive expenses, and lower engineering costs in China.
Interest expense was $9.4 million in 2022, compared to $4.3 million in 2021. The increase in interest expense in 2022 was primarily due to higher debt levels and interest rates.
In 2021, our Board of Directors approved the termination of our defined benefit pension plan (the Plan) with a termination date of December 31, 2021. The Plan represented over 95 percent of our pension plan liability. In the second quarter of 2022, we received a determination letter from the Internal Revenue Service (IRS) that allowed us to proceed with the termination process. In the fourth quarter of 2022, the settled Plan liabilities resulted in $417.3 million of pretax pension settlement expense, of which, $346.8 million was recorded in the North America segment and $70.5 million in Corporate Expense, and included $167.7 million in related tax benefits. For additional information, refer to the Critical Accounting Policies section under “Pensions” below.
Other expense (income)-net in 2022 was $425.6 million in expense compared to income of $20.4 million in 2021. In 2022, Other expense (income)-net reflected the $417.3 million pension settlement expense related to the termination of the Plan and $13.9 million in pension expenses compared to $12.0 million of pension income in 2021. To protect the Plan's funded status, the Plan transferred a significant portion of its assets to lower-risk investments in 2021. The impact of this transition resulted in a lower expected rate of return on pension investments and, accordingly, higher pension expenses in 2022 compared to the previous year. The service cost component of our pension income is reflected in cost of products sold and SG&A expenses. All other components of our pension expense (income) are reflected in other expense (income)-net.

Our effective income tax rate in 2022 was lower than our effective income tax rate in 2021 primarily due to the tax effects of the pension settlement expense associated with the termination of the Plan, a non-recurring $4.2 million favorable tax impact recorded in the prior year periods related to amending a previously filed tax return and a change in geographic earnings mix. We estimate that our annual effective income tax rate for the full year of 2023 will be approximately 24 percent.
We are providing non-U.S. Generally Accepted Accounting Principles (GAAP) measures (adjusted earnings, adjusted EPS, adjusted segment earnings and adjusted corporate expense) that exclude the impact of the pension settlement expense as well as the income from the legal judgment, the expenses associated with a terminated acquisition and non-operating pension income and expenses. Reconciliations from GAAP measures to non-GAAP measures are provided in the Non-GAAP Measures section below. We believe that the measures of adjusted earnings, adjusted EPS, adjusted segment earnings and adjusted corporate expense provide useful information to investors about our performance and allow management and our investors to better understand our performance between periods without regard to items that we do not consider to be a component of our core operating performance or recurring in nature.
North America Segment

Years ended December 31 (dollars in millions)	2022	2021
Net Sales	$2,819.1	$2,529.5
Segment Earnings	266.0	590.8
Segment Margin	9.4%	23.4%
Sales in our North America segment were $2,819.1 million in 2022, or $289.6 million higher than sales of $2,529.5 million in 2021. The increased sales in 2022 compared to the prior year were primarily driven by the price increases implemented in 2021, largely on water heaters, in response to rising material and other input costs and more than offset lower residential water heater volumes and unfavorable currency translation impact of approximately $12 million. In addition, our acquisition of Giant added $94.3 million of incremental sales in 2022.
North America segment earnings were $266.0 million in 2022, a decrease of 55 percent compared to segment earnings of $590.8 million in 2021. Segment margins were 9.4 percent and 23.4 percent in 2022 and 2021, respectively. Lower segment earnings and margin in 2022 were primarily due to the Plan settlement expense of $346.8 million, lower residential water heater volumes, higher material costs, and production inefficiencies, partially offset by price increases and the $11.5 million patent infringement judgment referenced above. Adjusted segment earnings and adjusted segment margin in 2022 were $611.0 million and 21.7 percent, respectively. Adjusted segment earnings and adjusted segment margin in 2021 were $580.3 million and 22.9 percent, respectively. We estimate our 2023 North America segment margin will be approximately 23 percent.
Adjusted segment earnings and adjusted segment margin in 2022 exclude the pension settlement expense of $346.8 million, pension expense of $9.7 million and the recognition of the $11.5 million patent infringement judgment. Adjusted segment earnings and adjusted segment margin in 2021 exclude pension income of $10.5 million.
Rest of World Segment

Years ended December 31 (dollars in millions)	2022	2021
Net Sales	$965.8	$1,036.5
Segment Earnings	96.3	91.4
Segment Margin	10.0%	8.8%
Rest of World sales of $965.8 million decreased seven percent year-over-year, including an unfavorable currency translation impact of approximately $49 million, of which $36 million related to sales in China. In local currency, segment sales decreased by approximately two percent year-over-year. The decrease in sales in 2022 was primarily driven by lower consumer demand in China due to COVID-19-related disruptions and lockdowns. Sales in India increased 28 percent in local currency in 2022 due to strong demand for our water heater and water treatment products.
Rest of World segment earnings were $96.3 million in 2022 compared to $91.4 million in 2021. Segment margins were 10.0 percent and 8.8 percent in 2022 and 2021, respectively. Compared to 2021, higher segment earnings and margin were primarily driven by lower engineering, advertising, and selling expenses in China. We expect the full-year segment margin to be approximately 10 percent in 2023.

LIQUIDITY AND CAPITAL RESOURCES
Our working capital was $699.5 million at December 31, 2022 compared with $633.8 million at December 31, 2021. A majority of the increase in working capital was driven by lower accounts payable and payroll-related accruals and higher inventory balances than at December 31, 2021, due to higher levels of safety stock which were partially offset by lower accounts receivable, and cash balances. In addition, cash balances as of December 31, 2022 were negatively impacted by $20.8 million due to the effects of changes in foreign currency during the year. In 2022, we repatriated approximately $120 million of cash from our foreign subsidiaries to the U.S. We used the proceeds to pay down outstanding debt balances.

Years ended December 31 (dollars in millions)	2022	2021
Cash provided by operating activities	$391.4	$641.1
Cash provided by (used in) investing activities	8.1	(349.9)
Cash used in financing activities	(430.8)	(421.0)
Cash provided by operating activities in 2022 was $391.4 million compared with $641.1 million during 2021. The decrease in operating cash flows in 2022 was primarily due to lower customer deposits in China, higher 2021-related incentive payments made in 2022 and additional working capital cash outlays primarily related to higher cost inventories that more than offset lower accounts receivable balances. Our free cash flow in 2022 and 2021 was $321.1 million and $566.0 million, respectively. We expect free cash flow to be between $550 million to $600 million in 2023. Free cash flow is a non-GAAP measure and is described in more detail in the Non-GAAP Measures section below.
Our capital expenditures were $70.3 million in 2022 and $75.1 million in 2021. We project our 2023 capital expenditures will be between $70 and $75 million and expect depreciation and amortization will be approximately $70 million.
In 2021, we renewed and amended our $500 million revolving credit facility, which now expires on April 1, 2026. The renewed and amended facility, with a group of nine banks, has an accordion provision that allows it to be increased up to $850 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of December 31, 2022, and expect to be in compliance for the foreseeable future.
The facility backs up commercial paper and credit line borrowings. At December 31, 2022, we had $208 million outstanding under the facility and an available borrowing capacity of $292 million. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.
Our total debt increased by $150.6 million in 2022 and was primarily due to repurchases of our common stock. Our leverage, as measured by the ratio of total debt to total capitalization, was 16.5 percent at December 31, 2022, compared with 9.7 percent at December 31, 2021.
Our remaining U.S. pension plan continues to meet all funding requirements under ERISA regulations. We were not required to make a contribution to our pension plan in 2022. We forecast that we will not be required to make a contribution to the plan in 2023, and we do not plan to make any voluntary contributions in 2023. For further information on our pension plans, see the Critical Accounting Policies below and Note 13, “Pension and Other Post-retirement Benefits” of Notes to the Consolidated Financial Statements.
In 2022, our Board of Directors approved adding 3,500,000 shares of common stock to our existing discretionary share repurchase authority. Under our share repurchase program, we may purchase our common stock through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors, which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. During 2022, we repurchased 6,647,895 shares of our stock at a total cost of $403.5 million. As of December 31, 2022, we had 378,462 shares remaining on the share repurchase authority. On January 27, 2023, the Board of Directors approved adding 7,500,000 shares of common stock to the existing discretionary share repurchase authority. Including the additional shares, we have approximately 7.6 million shares available for repurchase as of the date of the Board of Directors' approval. We intend to repurchase approximately $200 million of our common stock in 2023 through a combination of 10b5-1 plans and open-market purchases.

We paid dividends of $1.14 per share in 2022 compared with $1.06 per share in 2021. We increased our dividend by seven percent in the fourth quarter of 2022, and the five-year compound annual growth rate of our dividend payment is approximately 15 percent. We have paid dividends for 83 consecutive years with annual amounts increasing each of the last 31 years.
Recent Accounting Pronouncements
Refer to Recent Accounting Pronouncements in Note 1, “Organization and Significant Accounting Policies” of Notes to the Consolidated Financial Statements.
Critical Accounting Policies
Our accounting policies are described in Note 1, “Organization and Significant Accounting Policies” of Notes to the Consolidated Financial Statements. Also as disclosed in Note 1, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.
The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the evaluation of the impairment of goodwill and indefinite-lived intangible assets, as well as significant estimates used in the determination of liabilities related to warranty, product liability and pensions. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience and trends, and in some cases, actuarial techniques. We monitor these significant factors and adjustments are made as facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.
Goodwill and Indefinite-lived Intangible Assets
In conformity with GAAP, goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. We perform impairment reviews for our reporting units using a fair-value method based on management’s judgments and assumptions. The fair value represents the estimated amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. We are subject to financial statement risk to the extent that goodwill and indefinite-lived intangible assets become impaired. Any impairment review is, by its nature, highly judgmental as estimates of future sales, earnings and cash flows are utilized to determine fair values. However, we believe that we conduct a thorough and competent annual quantitative analysis of goodwill and indefinite-lived intangible assets. Based on the annual goodwill impairment test, we determined there was no impairment of our goodwill as of December 31, 2022. The fair value of each of our reporting units significantly exceeded its carrying value and a 20% decrease in the estimated fair value of our reporting units would not have resulted in a different conclusion. Based on the annual indefinite-lived assets impairment test, we determined there was no impairment of our indefinite-lived assets as of December 31, 2022.
Product Warranty
Our products carry warranties that generally range from one to 12 years and are based on terms that are generally accepted in the market. We provide for the estimated cost of product warranty at the time of sale. The product warranty provision is estimated based upon warranty loss experience using actual historical failure rates and estimated costs of product replacement. The variables used in the calculation of the provision are reviewed at least annually. At times, warranty issues may arise which are beyond the scope of our historical experience. We provide for any such warranty issues as they become known and estimable. While our warranty costs have historically been within calculated estimates, it is possible that future warranty costs could differ significantly from those estimates. The allocation of the warranty liability between current and long-term is based on the expected warranty liability to be paid in the next year as determined by historical product failure rates. At December 31, 2022 and 2021, our reserve for product warranties was $182.5 million and $184.4 million, respectively.
Pensions
We have significant pension benefit costs that are developed from actuarial valuations. The valuations reflect key assumptions regarding, among other things, discount rates, expected return on plan assets, retirement ages, and years of service. Consideration is given to current market conditions, including changes in interest rates in making these assumptions.

Our assumption for the expected return on plan assets was 3.12 and 6.25 percent in 2022 and 2021, respectively. The discount rate used to determine net periodic pension costs increased to 2.80 percent in 2022 from 2.47 percent in 2021. For 2023, our expected return on plan assets is 5.25 percent and our discount rate is 5.13 percent.
In developing our expected return on plan assets, we evaluate our pension plan’s current and target asset allocation, the expected long-term rates of return of equity and bond indices and the actual historical returns of our pension plan. Our plan’s target allocation to bonds managers is between 60 to 95 percent with the remainder allocated primarily to equities, private equity managers and cash. Our actual asset allocation as of December 31, 2022, was eight percent to equity managers, 27 percent to bond managers, five percent to private equity managers, and the remainder allocated to cash. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. Our pension plan’s historical ten-year and 25-year compounded annualized returns are 7.1 percent and 6.9 percent, respectively. We believe that with our target allocation and the expected long-term returns of equity and bond indices as well as our actual historical returns, our 5.25 percent expected return on plan assets for 2023 is reasonable.
The discount rate assumptions used to determine future pension obligations at December 31, 2022 and 2021 were based on the Aon AA Only Above Median yield curve, which was designed by Aon to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The AA Only Above Median yield curve represents a series of annual discount rates from bonds with AA minimum average rating as rated by Moody’s Investor Service, Standard & Poor’s and Fitch Ratings. We will continue to evaluate our actuarial assumptions at least annually, and we will adjust the assumptions as necessary.
Lowering the expected return on plan assets by 25 basis points would increase our net pension expense for 2022 by approximately $1.8 million. Lowering the discount rate by 25 basis points would decrease our 2022 net pension expense by approximately $0.8 million.
In 2021, our Board of Directors approved the termination of our defined benefit pension plan (the Plan) with a termination date of December 31, 2021. The Plan represented over 95 percent of our pension plan liability. In the second quarter of 2022, we received a determination letter from the IRS that allowed us to proceed with the termination process. In the fourth quarter of 2022, we settled approximately $169 million of Plan liabilities through lump-sum payments from existing plan assets to eligible participants who elected to receive them and settled approximately $463 million of Plan liabilities by entering into an agreement to purchase annuities from Mass Mutual Life Insurance Company (MML). The irrevocable agreement with MML covers approximately 7,000 active and former employees and their beneficiaries, with MML assuming the future annuity payments for these individuals commencing March 1, 2023. These settlements resulted in approximately $417.3 million of pretax expense in 2022, partially offset by approximately $167.7 million in related tax benefits.

Non-GAAP Measures
We are providing non-U.S. Generally Accepted Accounting Principles (GAAP) measures (adjusted earnings, adjusted EPS, adjusted segment earnings and adjusted corporate expense) that exclude the impact of pension settlement expense as well as legal judgment income, expenses associated with a terminated acquisition and non-operating pension income and expenses. Reconciliations from GAAP measures to non-GAAP measures are provided below.
We believe that the measures of adjusted earnings, adjusted EPS, adjusted segment earnings and adjusted corporate expense provide useful information to investors about our performance and allow management and our investors to better understand our performance between periods without regard to items that we do not consider to be a component of our core operating performance or recurring in nature.
A. O. SMITH CORPORATION
Adjusted Earnings and Adjusted Earnings Per Share
(dollars in millions, except per share data)
(unaudited)
The following is a reconciliation of net earnings and diluted EPS to adjusted earnings (non-GAAP) and adjusted EPS (non-GAAP):

	Twelve Months Ended December 31,
	2022	2021
Net Earnings (GAAP)	$235.7	$487.1
Pension settlement expense, before tax	417.3	—
Pension expense (income), before tax	11.7	(13.1)
Legal judgment income, before tax	(11.5)	—
Terminated acquisition-related expenses, before tax	4.3	—
Tax effect on above items	(168.8)	3.3
Adjusted Earnings (non-GAAP)	$488.7	$477.3

Diluted Earnings Per Share (GAAP)(1)	$1.51	$3.02
Pension settlement expense per diluted share, before tax	2.68	—
Pension expense (income) per diluted share, before tax	0.08	(0.08)
Legal judgment income per diluted share, before tax	(0.07)	—
Terminated acquisition-related expenses per diluted share, before tax	0.03	—
Tax effect on above items per diluted share	(1.09)	0.02
Adjusted Earnings Per Share (non-GAAP)(1)	$3.14	$2.96
(1) Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding.

A. O. SMITH CORPORATION
Adjusted Segment Earnings
(dollars in millions)
(unaudited)
The following is a reconciliation of reported segment earnings to adjusted segment earnings (non-GAAP):

	Twelve Months Ended December 31,
	2022	2021
Segment Earnings (GAAP)
North America	$266.0	$590.8
Rest of World	96.3	91.4
Inter-segment earnings elimination	(0.3)	(0.2)
Total Segment Earnings (GAAP)	$362.0	$682.0
Adjustments:
North America	$345.0	$(10.5)
Rest of World	—	—
Inter-segment earnings elimination	—	—
Total Adjustments	$345.0	$(10.5)
Adjusted Segment Earnings (non-GAAP)
North America	$611.0	$580.3
Rest of World	96.3	91.4
Inter-segment earnings elimination	(0.3)	(0.2)
Total Adjusted Segment Earnings (non-GAAP)	$707.0	$671.5
Additional Information
Adjustments: North America Segment
Pension settlement expense, before tax	$346.8	$—
Pension expense (income), before tax	9.7	(10.5)
Legal judgment income, before tax	(11.5)	—
Total Adjustments	$345.0	$(10.5)
A. O. SMITH CORPORATION
Adjusted Corporate Expense
(dollars in millions)
(unaudited)
The following is a reconciliation of reported Corporate Expense to adjusted Corporate Expense (non-GAAP):

	Twelve Months Ended December 31,
	2022	2021
Corporate Expense (GAAP)	$(128.9)	$(52.1)
Adjustments:
Pension settlement expense, before tax	70.5	—
Corporate pension expense (income)	2.0	(2.6)
Terminated acquisition-related expenses	4.3	—
Corporate Expense (non-GAAP)	$(52.1)	$(54.7)

A. O. SMITH CORPORATION
Free Cash Flow
(dollars in millions)
(unaudited)

The following is a reconciliation of reported cash flow from operating activities to free cash flow (non-GAAP):

	Twelve Months Ended, December 31,
	2022	2021
Cash provided by operating activities (GAAP)	$391.4	$641.1
Less: Capital expenditures	(70.3)	(75.1)
Free cash flow (non-GAAP)	$321.1	$566.0
A. O. SMITH CORPORATION
2023 EPS Guidance and 2022 Adjusted EPS
(unaudited)

The following is a reconciliation of diluted EPS to adjusted EPS (non-GAAP) (all items are net of tax):

	2023 Guidance	2022
Diluted EPS (GAAP)	$ 3.15-3.45	$1.51
Pension settlement expense	—	1.60	(1)
Pension expense	—	0.06	(2)
Legal judgment income	—	(0.05)
Terminated acquisition-related expenses	—	0.02
Adjusted EPS (non-GAAP)	$ 3.15-3.45	$3.14
(1) Includes pre-tax pension settlement expense of $346.8 million and $70.5 million, within the North America segment and Corporate expenses, respectively.
(2) Includes pre-tax pension expense of $9.7 million and $2.0 million, within the North America segment and Corporate expenses, respectively.
Outlook
As we begin 2023, we expect our consolidated sales to be flat to 2022 with a range of plus or minus three percent. Our sales projection is driven by expected lower industry residential unit volumes in North America and offset by anticipated increased boiler and water treatment sales in North America and higher sales in China. We expect to achieve full-year earnings of between $3.15 and $3.45 per share. Our guidance excludes the impacts from potential future acquisitions and assumes the COVID-19-related impacts in China improve in the second half of the year and do not have a significant impact on our productivity or significantly impact the end markets that we serve.
OTHER MATTERS
Environmental
Our operations are governed by a number of federal, foreign, state, local and environmental laws concerning the generation and management of hazardous materials, the discharge of pollutants into the environment and remediation of sites owned by the Company or third parties. We have expended financial and managerial resources complying with such laws. Expenditures related to environmental matters were not material in 2022 and we do not expect them to be material in any single year. We have reserves associated with environmental obligations at various facilities and we believe these reserves together with available insurance coverage are sufficient to cover reasonably anticipated remediation costs. Although we believe that our operations are substantially in compliance with such laws and maintain procedures designed to maintain compliance, there are no assurances that substantial additional costs for compliance will not be incurred in the future. However, since the same laws govern our competitors, we should not be placed at a competitive disadvantage.

Risk Management
We evaluate risk to our business in a number of ways, primarily through our Enterprise Risk Management (ERM) process, which we conduct enterprise-wise on a periodic basis, and seeks to identify and address significant and material risks. Our ERM process assesses, manages, and monitors risks consistent with the integrated risk framework in the Enterprise Risk Management-Integrated Framework (2017) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We believe that risk-taking is an inherent aspect of the pursuit of our strategy. Our goal is to manage risks prudently rather than avoid risks. We can mitigate risks and their impact on our company only to a limited extent.
A team of senior executives prioritizes identified risks, including decarbonization, new technologies and cyber threats among others, and assigns an executive to address each major identified risk area and lead action plans to manage risks. Our Board of Directors provides oversight of the ERM process and reviews significant identified risks. The Audit Committee of the Board of Directors also reviews significant financial risk exposures and the steps management has taken to monitor and manage them. Our other Board committees also play a role in risk management, as set forth in their respective charters.
Our goal is to proactively manage risks using a structured approach in conjunction with strategic planning, with the intent to preserve and enhance shareholder value. However, the risks set forth in Item 1A - Risk Factors and elsewhere in this Annual Report on Form 10-K and other risks and uncertainties could adversely affect us and cause our results to vary materially from recent results or from our anticipated future results.
Market Risk
We are exposed to various types of market risks, primarily currency. We monitor our risks in such areas on a continuous basis and generally enter into forward contracts to minimize such exposures. We do not engage in speculation in our derivatives strategies. Further discussion regarding derivative instruments is contained in Note 1, “Organization and Significant Accounting Policies” of Notes to Consolidated Financial Statements.
We enter into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. At December 31, 2022, we had net foreign currency contracts outstanding with notional values of $122.7 million. Assuming a hypothetical ten percent movement in the respective currencies, the potential foreign exchange gain or loss associated with the change in exchange rates would amount to $12.3 million. However, gains and losses from our forward contracts will be offset by gains and losses in the underlying transactions being hedged.
Forward-Looking Statements
This filing contains statements that the Company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “continue,” “guidance”, “outlook” or words of similar meaning. Forward-looking statements address uncertain matters and include any statements that: are not historical, such as statements about our strategy, financial plans, outlook, objectives, plans, intentions or goals (including those related to our social, environmental and other sustainability goals); or address possible or future results of operations or financial performance, including statements relating to orders, revenues, operating margins and earnings per share growth. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: further softening in U.S. residential water heater demand; negative impacts to the Company, particularly the demand for its products, resulting from global inflationary pressures or a potential recession in one or more of the markets in which the Company participates; the Company’s ability to continue to obtain commodities, components, parts and accessories on a timely basis through its supply chain and at expected costs; negative impacts to demand for the Company’s products, particularly commercial products, as a result of the severity and duration of the lingering effects of the COVID-19 pandemic; further weakening in U.S. residential or commercial construction or instability in the Company's replacement markets; inability of the Company to implement or maintain pricing actions; an uneven recovery of the Chinese economy or decline in the growth rate of consumer spending or housing sales in China; negative impact to the Company’s business in China as a result of future COVID-19 related disruptions there; negative impact to the Company's businesses from international tariffs, trade disputes and geopolitical differences, including the conflict in Ukraine; potential weakening in the high-efficiency boiler segment in the U.S.; substantial defaults in payment by, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; foreign currency fluctuations; the Company’s inability to successfully integrate or achieve its strategic objectives resulting from acquisitions; competitive pressures on the Company’s businesses; the impact of potential information technology or data security breaches; changes in government regulations or regulatory requirements; the inability to respond to secular trends toward decarbonization and energy efficiency; and adverse developments in general economic, political and business conditions in key regions of the world. Forward-looking statements included in this filing are made only as of the date of this filing, and the Company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the Company, or persons acting on its behalf, are qualified entirely by these cautionary statements.
Forward-looking and other statements in this Form 10-K regarding our environmental and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or are required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking social, environmental and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. All forward-looking statements made herein are based on information currently available to us as of the date of this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Market Risk” above.
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID: 42)
The Board of Directors and Stockholders
A. O. Smith Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of A. O. Smith Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2023 expressed an unqualified opinion thereon.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Product Warranty Liability Valuation

Description of the Matter
At December 31, 2022, the Company’s product warranty liability was $182.5 million. As discussed in Note 1 of the consolidated financial statements, the Company records a liability for the expected cost of warranty-related claims at the time of sale. The product warranty liability is estimated based upon warranty loss experience using actual historical failure rates and estimated cost of product replacement. Products generally carry warranties from one to twelve years. The Company performs separate warranty calculations based on the product type and the warranty term and aggregates them.

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

To test the Company’s calculation of the product warranty liability, our audit procedures included, among others, evaluating the methodology used, and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We tested the validity and categorization of claims by product type and warranty period within the calculation and tested the completeness and accuracy of the claims data. We recalculated the historical failure rates using actual claims data. We compared the estimated cost of replacement included in the product warranty liability with the current costs to manufacture a comparable product and assessed the impact of projected changes in significant product costs. We also analyzed current year claims data to identify changes in failure trends and assessed the historical accuracy of the prior year liability. Further, we inquired of operational and quality control personnel regarding quality issues and trends.

/s/ Ernst & Young LLP
We have served as A. O. Smith Corporation’s auditor since 1917.
Milwaukee, Wisconsin
February 14, 2023

CONSOLIDATED BALANCE SHEETS

December 31 (dollars in millions)
	2022	2021
Assets
Current Assets
Cash and cash equivalents	$391.2	$443.3
Marketable securities	90.6	188.1
Receivables	581.2	634.4
Inventories	516.4	447.7
Other current assets	54.3	39.1
Total Current Assets	1,633.7	1,752.6
Net property, plant and equipment	590.7	606.7
Goodwill	619.7	627.8
Other intangibles	347.9	364.8
Operating lease assets	29.8	32.5
Other assets	110.5	90.0
Total Assets	$3,332.3	$3,474.4
Liabilities
Current Liabilities
Trade payables	$625.8	$745.9
Accrued payroll and benefits	75.7	113.4
Accrued liabilities	159.1	181.8
Product warranties	63.6	70.9
Long-term debt due within one year	10.0	6.8
Total Current Liabilities	934.2	1,118.8
Long-term debt	334.5	189.9
Product warranties	118.9	113.5
Pension liabilities	9.9	15.9
Long-term operating lease liabilities	22.4	22.3
Other liabilities	164.7	181.8
Total Liabilities	1,584.6	1,642.2
Commitments and contingencies	—	—
Stockholders’ Equity
Preferred Stock	—	—
Class A Common Stock (shares issued 26,035,656 and 26,104,441 as of December 31, 2022 and 2021, respectively)	130.2	130.5
Common Stock (shares issued 164,671,938 and 164,603,153 as of December 31, 2022 and 2021, respectively)	164.7	164.7
Capital in excess of par value	555.9	545.2
Retained earnings	2,885.0	2,826.6
Accumulated other comprehensive loss	(82.4)	(331.4)
Treasury stock at cost	(1,905.7)	(1,503.4)
Total Stockholders’ Equity	1,747.7	1,832.2
Total Liabilities and Stockholders’ Equity	$3,332.3	$3,474.4
See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF EARNINGS

Years ended December 31 (dollars in millions, except per share amounts)
	2022	2021	2020
Net sales	$3,753.9	$3,538.9	$2,895.3
Cost of products sold	2,424.3	2,228.0	1,787.1
Gross profit	1,329.6	1,310.9	1,108.2
Selling, general and administrative expenses	670.9	701.4	660.3
Severance and restructuring expenses	—	—	7.7
Interest expense	9.4	4.3	7.3
Other expense (income), net	425.6	(20.4)	(11.0)
Earnings before provision for income taxes	223.7	625.6	443.9
(Benefit from) provision for income taxes	(12.0)	138.5	99.0
Net Earnings	$235.7	$487.1	$344.9
Net Earnings Per Share of Common Stock (1)	$1.52	$3.05	$2.13
Diluted Net Earnings Per Share of Common Stock (1)	$1.51	$3.02	$2.12
(1)Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding.
CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

Years ended December 31 (dollars in millions)
	2022	2021	2020
Net Earnings	$235.7	$487.1	$344.9
Other comprehensive earnings (loss)
Foreign currency translation adjustments	(39.4)	3.4	18.1
Unrealized net gain on cash flow derivative instruments, less related income tax provision of $(1.4) in 2022, $— in 2021 and $(0.1) in 2020	4.3	—	0.4
Change in pension liability less related income tax (provision) benefit of $(179.0) in 2022 $4.5 in 2021 and $(2.8) in 2020	284.1	(13.6)	8.6
Comprehensive Earnings	$484.7	$476.9	$372.0
See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended December 31 (dollars in millions)
	2022	2021	2020
Operating Activities
Net earnings	$235.7	$487.1	$344.9
Adjustments to reconcile earnings to cash provided by (used in) operating activities:
Depreciation and amortization	76.9	77.9	80.0
Stock based compensation expense	11.1	11.9	12.7
Pension settlement expense	417.3	—	—
Pension settlement non-cash taxes	(167.7)	—	—
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	(194.1)	90.8	130.4
Noncurrent assets and liabilities	12.2	(26.6)	(5.9)
Cash Provided by Operating Activities	391.4	641.1	562.1
Investing Activities
Acquisitions of businesses	(8.0)	(207.6)	—
Investments in marketable securities	(91.6)	(185.4)	(157.4)
Proceeds from sales of marketable securities	178.0	118.2	226.0
Capital expenditures	(70.3)	(75.1)	(56.8)
Cash Provided by (Used in) Investing Activities	8.1	(349.9)	11.8
Financing Activities
Long-term debt incurred (repaid)	150.6	83.5	(170.8)
Common stock repurchases	(403.5)	(366.5)	(56.7)
Net (payments) proceeds from stock option activity	(0.7)	32.1	11.4
Dividends paid	(177.2)	(170.1)	(158.7)
Cash Used in Financing Activities	(430.8)	(421.0)	(374.8)
Effect of exchange rate changes on cash and cash equivalents	(20.8)	—	—
Net (decrease) increase in cash and cash equivalents	(52.1)	(129.8)	199.1
Cash and cash equivalents-beginning of year	443.3	573.1	374.0
Cash and Cash Equivalents-End of Year	$391.2	$443.3	$573.1
See accompanying notes, which are an integral part of these statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended December 31 (dollars in millions)
	2022	2021	2020
Class A Common Stock
Balance at the beginning of the year	$130.5	$130.8	$130.9
Conversion of Class A Common Stock	(0.3)	(0.3)	(0.1)
Balance at the end of the year	$130.2	$130.5	$130.8
Common Stock
Balance at the beginning of the year	$164.7	$164.6	$164.5
Conversion of Class A Common Stock	—	0.1	0.1
Balance at the end of the year	$164.7	$164.7	$164.6
Capital in Excess of Par Value
Balance at the beginning of the year	$545.2	$520.4	$509.0
Conversion of Class A Common Stock	0.3	0.3	0.1
Issuance of share units	(6.0)	(5.6)	(6.7)
Vesting of share units	(3.0)	(2.2)	(1.8)
Stock based compensation expense	11.1	10.3	12.4
Exercises of stock options	1.3	15.4	0.1
Stock incentives	7.0	6.6	7.3
Balance at the end of the year	$555.9	$545.2	$520.4
Retained Earnings
Balance at the beginning of the year	$2,826.6	$2,509.6	$2,323.4
Net earnings	235.7	487.1	344.9
Dividends on stock	(177.3)	(170.1)	(158.7)
Balance at the end of the year	$2,885.0	$2,826.6	$2,509.6
Accumulated Other Comprehensive Loss
Balance at the beginning of the year	$(331.4)	$(321.2)	$(348.3)
Foreign currency translation adjustments	(39.4)	3.4	18.1
Unrealized net gain on cash flow derivative instruments, less related income tax provision of $(1.4) in 2022 $— in 2021 and $(0.1) in 2020	4.3	—	0.4
Change in pension liability less related income tax (provision) benefit of $(179.0) in 2022, $4.5 in 2021 and $(2.8) in 2020	284.1	(13.6)	8.6
Balance at the end of the year	$(82.4)	$(331.4)	$(321.2)
Treasury Stock
Balance at the beginning of the year	$(1,503.4)	$(1,155.9)	$(1,112.7)
Exercise of stock options, net of 47,309, 34,679 and 35,467 shares surrendered as proceeds and to pay taxes in 2022, 2021 and 2020, respectively	(2.1)	16.5	11.3
Stock incentives and directors’ compensation	0.3	0.3	0.4
Shares repurchased	(403.5)	(366.5)	(56.7)
Vesting of share units	3.0	2.2	1.8
Balance at the end of the year	$(1,905.7)	$(1,503.4)	$(1,155.9)
Total Stockholders’ Equity	$1,747.7	$1,832.2	$1,848.3
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
Fair value of financial instruments. The carrying amounts of cash, cash equivalents, marketable securities, receivables, floating rate debt and trade payables approximated fair value as of December 31, 2022 and 2021, due to the short maturities or frequent rate resets of these instruments. The fair value of term notes with insurance companies included in Long-term debt within the consolidated balance sheets was approximately $120.2 million as of December 31, 2022 compared with the carrying amount of $136.5 million for the same date. The fair value of term notes with insurance companies was approximately $128.4 million as of December 31, 2021 compared with the carrying amount of $145.9 million.
Foreign currency translation. For all subsidiaries outside the U.S., with the exception of its Barbados, Hong Kong and Mexican companies and its non-operating companies in the Netherlands, the Company uses the local currency as the functional currency. For those operations using a functional currency other than the U.S. dollar, assets and liabilities were translated into U.S. dollars at year-end exchange rates, and revenues and expenses were translated at weighted-average exchange rates. The resulting translation adjustments were recorded as a separate component of stockholders’ equity. The Barbados, Hong Kong, Mexican and non-operating Netherlands companies use the U.S. dollar as the functional currency. Gains and losses from foreign currency transactions were included in net earnings and were not significant in 2022, 2021, or 2020.
Cash and cash equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Marketable securities. The Company considers all highly liquid investments with maturities greater than 90 days when purchased to be marketable securities. At December 31, 2022, the Company’s marketable securities consisted of bank time deposits with original maturities ranging from 180 days to 12 months and were primarily located at investment grade rated banks in China and Hong Kong.
Inventory valuation. Inventories are carried at lower of cost or net realizable value. Cost is determined on the last-in, first-out (LIFO) method for a majority of the Company’s domestic inventories, which comprised 36 percent and 37 percent of the Company’s total inventory at December 31, 2022 and 2021, respectively. Inventories of foreign subsidiaries, the remaining domestic inventories and supplies were determined using the first-in, first-out (FIFO) method.
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
Product warranties. The Company’s products carry warranties that generally range from one to twelve years and are based on terms that are consistent with the market. The Company records a liability for the expected cost of warranty-related claims

1. Organization and Significant Accounting Policies (continued)
at the time of sale and is estimated based on the warranty period, product type and loss experience using actual historical failure rates and estimated costs of product replacement. The variables used in the calculation of the provision are reviewed by the Company at least annually. At times, warranty issues may arise which are beyond the scope of the Company’s historical experience. The Company provides for any such warranty issues as they become known and estimable. The allocation of the warranty liability between current and long-term is based on expected warranty claims to be paid in the next year as determined by historical product failure rates.
The following table presents the Company’s product warranty liability activity in 2022 and 2021:

Years ended December 31 (dollars in millions)	2022	2021
Balance at beginning of year	$184.4	$142.3
Expense	64.2	81.2
Claims settled	(66.1)	(51.3)
Acquired obligations	—	12.2
Balance at end of year	$182.5	$184.4
Derivative instruments. The Company utilizes certain derivative instruments to enhance its ability to manage currency as well as raw materials price risk. The Company does not enter into contracts for speculative purposes. The fair values of all derivatives are recorded in the consolidated balance sheets. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive loss (AOCL), depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. See Note 14, “Derivative Instruments” for disclosure of the Company’s derivative instruments and hedging activities.
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
Assets (liabilities) measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	Balance Sheet Location	December 31, 2022	December 31, 2021
Quoted prices in active markets for identical assets (Level 1)	Marketable Securities	$90.6	$188.1
Significant other observable inputs (Level 2)	Other current assets / Accrued liabilities	6.5	(0.7)
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
Advertising. The majority of advertising costs are charged to operations as incurred and totaled $100.4 million, $107.0 million and $97.0 million during 2022, 2021 and 2020, respectively. Included in total advertising costs are expenses associated with store displays for water heater, water treatment products, range hood and cook tops in China that are amortized over 12 to 48 months which totaled $17.2 million, $25.2 million and $27.0 million during 2022, 2021 and 2020, respectively.

1. Organization and Significant Accounting Policies (continued)
Research and development. Research and development costs are charged to operations as incurred and amounted to $89.0 million, $94.2 million and $80.7 million during 2022, 2021 and 2020, respectively.
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
Stock-based compensation. Compensation cost is recognized using the straight-line method over the vesting period of the award and forfeitures are recognized as they occur. In accordance with amended ASC 718, the Company recognized $1.1 million, $5.6 million, and $4.2 million of discrete income tax benefits on settled stock based compensation awards during 2022, 2021, and 2020 respectively.
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

	2022	2021	2020
Denominator for basic earnings per share - weighted-average shares outstanding	154,786,327	159,906,834	161,530,589
Effect of dilutive stock options, restricted stock and share units	993,037	1,413,068	1,073,560
Denominator for diluted earnings per share	155,779,364	161,319,902	162,604,149
Recent Accounting Pronouncements.
In November 2021, the Financial Accounting Standards Board (FASB) amended ASC 832, Government Assistance (issued under Accounting Standards Update (ASU) 2021-10, “Disclosures by Business Entities about Government Assistance”). This amendment requires disclosures that are expected to increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The Company adopted the amendment on January 1, 2022, and the adoption of ASU 2021-10 did not impact its annual disclosures, consolidated balance sheets, statements of earnings or statements of cash flows.
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

2. Revenue Recognition (continued)
Additionally, certain customers in China pay the Company prior to the shipment of products resulting in a customer deposits liability of $85.7 million and $155.2 million at December 31, 2022 and December 31, 2021, respectively. Customer deposit liabilities are short term in nature, recognized into revenue within one year of receipt. The Company assesses the collectability of customer receivables based on the creditworthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for credit losses, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors including forward-looking information when establishing adequate allowances for credit losses, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. The Company’s allowance for credit losses was $9.5 million at both December 31, 2022 and December 31, 2021.
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
The North America segment's major product lines are defined as the following:
Water heaters The Company’s water heaters are open water heating systems that heat potable water. Typical applications for water heaters include residences, restaurants, hotels, office buildings, laundries, car washes and small businesses. The Company sells residential and commercial water heater products and related parts through its wholesale distribution channel, which includes more than 1,000 independent wholesale plumbing distributors. The Company also sells residential water heaters and related parts through retail and maintenance, repair and operations (MRO) channels. A significant portion of the Company’s water heater sales in the North America segment is derived from the replacement of existing products.
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
Water treatment products The Company’s water treatment products range from point-of-entry water softeners, solutions for problem well water, and whole-home water filtration products to on-the-go filtration bottles and point-of-use carbon and reverse osmosis products. Typical applications for the Company’s water treatment products include residences, restaurants, hotels and offices. The Company sells water treatment products through its retail and wholesale distribution channels, similar to water heater products and related parts. The Company’s water treatment products are also sold through independent water quality dealers as well as directly to consumers including through e-commerce sales channels. A portion of the Company’s sales of water treatment products in the North America segment is comprised of replacement filters.

2. Revenue Recognition (continued)
The following table disaggregates the Company’s net sales by segment. As described above, the Company’s North America segment sales are further disaggregated by major product line. In addition, the Company’s Rest of World segment sales are disaggregated by China and all other Rest of World.

Years ended December 31 (dollars in millions)	2022	2021	2020
North America
Water heaters and related parts(1)	$2,325.1	$2,115.9	$1,753.9
Boilers and related parts	272.0	212.1	187.2
Water treatment products	222.0	201.5	177.2
Total North America	2,819.1	2,529.5	2,118.3
Rest of World
China	$839.1	$922.4	$701.0
All other Rest of World	126.7	114.1	99.3
Total Rest of World	965.8	1,036.5	800.3
Inter-segment sales	(31.0)	(27.1)	(23.3)
Total Net Sales	$3,753.9	$3,538.9	$2,895.3
(1)Includes the results of Giant Factories, Inc. (Giant) from October 19, 2021, the date of acquisition.
3. Acquisitions
On October 19, 2021, the Company acquired 100 percent of the shares and related assets of Giant, a Canada-based manufacturer of residential and commercial water heaters for $198.6 million, net of cash acquired. The Company paid $2.5 million of the purchase price in the second quarter of 2022 as a result of final working capital adjustments. The Company incurred acquisition costs of approximately $1.3 million in 2021.
Under the Giant purchase agreement, approximately $8 million of the purchase price was set aside as an escrow to satisfy any potential obligations of the former owners of Giant, should they arise. The Company expects to pay out the escrow during the second quarter of 2023. The allocation of the purchase price to goodwill decreased by $4.3 million in 2022 due to the net impact of a measurement period adjustment, primarily related to income tax matters, partially offset by the final working capital adjustment. The addition of Giant increased the Company's North America market penetration, created additional capacity and enhanced the Company's distribution capabilities. Giant is included in the North America segment.
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
During the third quarter of 2022, the Company incurred $4.3 million of expenses and related income tax benefit of $1.1 million associated with a terminated acquisition. These expenses were related to the due diligence of a prospective acquisition target and recorded within selling, general and administrative expenses in the consolidated statement of earnings.
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
Certain leases include one or more options to renew or terminate. Renewal terms can extend the lease term from one to five years and options to terminate can be effective within one year. The exercise of lease renewal or termination is at the Company’s discretion and when it is determined to be reasonably certain to renew or terminate, the option is reflected in the measurement of lease asset and liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants or material subleases. Cash flows associated with leases are materially consistent with the expense recorded in the consolidated statement of earnings.

Supplemental balance sheet information related to leases is as follows:

(dollars in millions)	December 31, 2022	December 31, 2021
Liabilities
Short term: Accrued liabilities	$9.9	$11.7
Long term: Operating lease liabilities	22.4	22.3
Total operating lease liabilities	$32.3	$34.0
Less: Rent incentives and deferrals	(2.5)	(1.5)
Assets
Operating lease assets	$29.8	$32.5

Lease Term and Discount Rate	December 31, 2022
Weighted-average remaining lease term	6.4 years
Weighted-average discount rate	3.21%

4. Leases (continued)
The components of lease expense were as follows:

(dollars in millions)
Lease Expense(1)	Classification	Year ended December 31, 2022	Year ended December 31, 2021
Operating lease expense	Cost of products sold	$4.3	$3.6
	Selling, general and administrative expenses	15.8	16.8
(1)Includes short-term lease expense of $2.1 million and variable lease expenses of $3.1 million for the year ended December 31, 2022 and short-term lease expense of $2.5 million and variable lease expenses of $2.3 million for the year ended December 31, 2021, respectively.

Maturities of lease liabilities were as follows:

(dollars in millions)	December 31, 2022
2023	$10.6
2024	7.9
2025	5.3
2026	3.2
2027	1.7
After 2027	7.5
Total lease payments	36.2
Less: Imputed interest	(3.9)
Present value of operating lease liabilities	$32.3
5. Severance and Restructuring Expenses
During the year ended December 31, 2020, to align its business to market conditions, the Company recognized $7.7 million of pre-tax severance and restructuring expenses. These expenses were comprised of $6.8 million in severance costs, as well as a corresponding $1.4 million tax benefit and were completed in 2020. $2.7 million of the expense was related to the North America segment and $5.0 million was related to the Rest of World segment.
6. Statement of Cash Flows
Supplemental cash flow information is as follows:

Years ended December 31 (dollars in millions)	2022	2021	2020
Net change in current assets and liabilities, net of acquisitions:
Receivables	$42.5	$(25.5)	$4.5
Inventories	(82.8)	(109.5)	2.9
Other current assets	(9.1)	4.9	4.7
Trade payables	(89.4)	142.9	85.6
Accrued liabilities, including payroll and benefits	(46.5)	56.3	29.3
Income taxes	(8.8)	21.7	3.4
	$(194.1)	$90.8	$130.4
In addition cash interest paid during the years ended December 31, 2022, 2021 and 2020 were $9.3 million, $4.2 million, and $7.6 million, respectively. Total cash and cash equivalents and marketable securities at December 31, 2022 and 2021 was $481.8 million and $631.4 million, respectively, of which $472.1 million and $608.0 million were held by the Company’s foreign subsidiaries, at December 31, 2022 and 2021, respectively.

7. Inventories
The following table presents the components of the Company’s inventory balances:

December 31 (dollars in millions)	2022	2021
Finished products	$174.4	$190.2
Work in process	42.1	42.0
Raw materials	349.2	286.3
Inventories, at FIFO cost	565.7	518.5
LIFO reserve	(49.3)	(70.8)
Inventories, at LIFO cost	$516.4	$447.7
8. Property, Plant and Equipment

December 31 (dollars in millions)	2022	2021
Land	$28.5	$22.9
Buildings	373.2	377.0
Equipment	822.5	805.8
Software	140.6	137.5
	1,364.8	1,343.2
Accumulated depreciation and amortization	(774.1)	(736.5)
Net property, plant, and equipment	$590.7	$606.7
9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill during the years ended December 31, 2022 and 2021 consisted of the following:

(dollars in millions)	North America	Rest of World	Total
Balance at December 31, 2020	$487.7	$59.1	$546.8
Currency translation adjustment	(1.3)	(0.2)	(1.5)
Acquisitions	82.5	—	82.5
Balance at December 31, 2021	568.9	58.9	627.8
Currency translation adjustment	(7.8)	(0.3)	(8.1)
Balance at December 31, 2022	$561.1	$58.6	$619.7
The carrying amount of other intangible assets consisted of the following:

	2022			2021
December 31 (dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Patents	$3.7	$(3.7)	$—	$3.7	$(3.7)	$—
Customer lists	288.6	(164.0)	124.6	288.3	(150.8)	137.5
Total amortizable intangible assets	292.3	(167.7)	124.6	292.0	(154.5)	137.5
Indefinite-lived intangible assets:
Trade names	223.3	—	223.3	227.3	—	227.3
Total intangible assets	$515.6	$(167.7)	$347.9	$519.3	$(154.5)	$364.8

9. Goodwill and Other Intangible Assets (continued)
Amortization expenses of other intangible assets of $12.8 million, $12.3 million, and $14.5 million were recorded in 2022, 2021 and 2020, respectively. In the future, excluding the impact of any future acquisitions, the Company expects amortization expense of approximately $12.5 million annually and the intangible assets will be amortized over a weighted-average period of 12 years.
The Company concluded that no goodwill impairment existed at the time of the annual impairment tests which were performed in the fourth quarters of 2022, 2021 and 2020. No impairments of other intangible assets were recorded in 2022, 2021 and 2020.
10. Debt

December 31 (dollars in millions)	2022	2021
Bank credit lines, average year-end interest rates of 5.0% for 2021	$—	$0.8
Revolving credit agreement borrowings, average year-end interest rates of 5.3% for 2022 and 1.1% for 2021	185.4	50.0
Commercial paper, average year-end interest rate of 4.6% for 2022	22.6	—
Term notes with insurance companies, expiring 2029-2034, average year-end interest rates of 3.1% for 2022 and 3.1% for 2021	136.5	145.9
	344.5	196.7
Long-term debt due within one year	(10.0)	(6.8)
Long-term debt	$334.5	$189.9
In 2021, the Company renewed and amended its $500 million multi-year multi-currency revolving credit agreement with a new expiration date of April 1, 2026. The facility has an accordion provision which allows it to be increased up to $850 million if certain conditions (including lender approval) are satisfied. Borrowings under the Company’s bank credit lines and commercial paper borrowings are supported by the $500 million revolving credit agreement. At its option, the Company either maintains cash balances or pays fees for bank credit and services. The Company has fixed-rate interest expense obligations of $19.5 million on outstanding debt as of December 31, 2022. Scheduled maturities of long-term debt within each of the five years subsequent to December 31, 2022 are as follows:

Years ending December 31 (dollars in millions)	Amount
2023	$10.0
2024	10.0
2025	10.0
2026	236.5
2027	28.5
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
There were 68,785 shares during 2022, 64,072 shares during 2021 and 12,372 shares during 2020, of Class A Common Stock converted into Common Stock. Regular dividends paid on the A. O. Smith Corporation Class A Common Stock and Common Stock amounted to $1.14, $1.06 and $0.98 per share in 2022, 2021 and 2020, respectively.
In 2022, the Board of Directors approved adding 3,500,000 shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by the Company's Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading

11. Stockholders’ Equity (continued)
plan that we may then have in effect. In 2022, the Company repurchased 6,647,895 shares at an average price of $60.70 per share and at a total cost of $403.5 million. As of December 31, 2022, there were 378,462 shares remaining on the existing repurchase authorization. In 2021, the Company repurchased 5,087,467 shares at a cost of $366.5 million. In 2020, the Company repurchased 1,348,391 shares at a cost of $56.7 million.
At December 31, 2022, a total of 130,380 and 39,398,135 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock. At December 31, 2021, a total of 130,380 and 32,924,647 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)	Years ended December 31,
	2022	2021
Cumulative foreign currency translation
Balance at beginning of period	$(44.7)	$(48.1)
Other comprehensive (loss) gain before reclassifications	(39.4)	3.4
Balance at end of period	(84.1)	(44.7)
Unrealized net gain (loss) on cash flow derivatives
Balance at beginning of period	0.6	0.6
Other comprehensive gain (loss) before reclassifications	7.4	(0.6)
Realized (gains) losses on derivatives reclassified to cost of products sold (net of tax provision (benefit) of $1.0 and $(0.2) in 2022 and 2021, respectively)(1)	(3.1)	0.6
Balance at end of period	4.9	0.6
Pension liability
Balance at beginning of period	(287.3)	(273.7)
Other comprehensive gain (loss) before reclassifications	19.8	(28.6)
Amounts reclassified from accumulated other comprehensive loss(1)	264.3	15.0
Balance at end of period	(3.2)	(287.3)
Total accumulated other comprehensive loss, end of period	$(82.4)	$(331.4)

(1)Amounts reclassified from accumulated other comprehensive loss:

Realized (gains) losses on derivatives reclassified to cost of products sold	$(4.1)		$0.8
Tax provision (benefit)	1.0		(0.2)
Reclassification net of tax	$(3.1)		$0.6
Amortization of pension items:
Actuarial losses	$437.2	(2)	$20.3	(2)
Prior year service cost	(0.4)	(2)	(0.4)	(2)
	436.8		19.9
Tax benefit	(172.5)		(4.9)
Reclassification net of tax	$264.3		$15.0
(2)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 13, “Pensions and Other Post-retirement Benefits” for additional details.
12. Stock Based Compensation
The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the Incentive Plan) effective January 1, 2007. The Incentive Plan was most recently reapproved by stockholders on April 15, 2020. The Incentive Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options or share units at December 31, 2022, was

12. Stock Based Compensation (continued)
2,613,804 which includes 2,400,000 additional shares that were authorized on April 15, 2020 at the Company's annual meeting of stockholders. Upon stock option exercise or share unit vesting, shares are issued from treasury stock. Total stock based compensation expense recognized in 2022, 2021 and 2020 was $11.1 million, $11.9 million and $12.7 million, respectively.
Stock Options
The stock options granted in 2022, 2021 and 2020 have three year pro rata vesting from the date of grant. Stock options are issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant. For active employees, all options granted in 2022, 2021 and 2020 expire ten years after the date of grant. The Company’s stock options are expensed ratably over the three year vesting period; however, included in the stock option expense recognized in 2022, 2021 and 2020 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Stock based compensation expense attributable to stock options for 2022, 2021 and 2020 was $5.5 million, $5.1 million and $6.2 million, respectively.
Changes in options, all of which relate to the Company’s Common Stock, were as follows:

Years Ended December 31	2022		2021		2020
	Number of Options	Weighted Avg. Per Share Exercise Price	Number of Options	Weighted Avg. Per Share Exercise Price	Number of Options	Weighted Avg. Per Share Exercise Price
Number of shares under options:
Outstanding at beginning of year	2,252,498	$47.73	2,785,654	$43.01	2,728,350	$37.64
Granted	322,460	74.11	368,780	60.85	798,970	42.50
Exercised(1)	(66,697)	39.77	(889,345)	38.35	(662,215)	19.59
Forfeited	(26,655)	61.46	(12,591)	49.18	(79,451)	48.98
Outstanding at end of year(2)	2,481,606	51.22	2,252,498	47.73	2,785,654	43.01
Exercisable at end of year(3)	1,675,552	46.88	1,191,795	45.71	1,529,464	40.35
(1)The total intrinsic value of options exercised in 2022, 2021 and 2020 was $1.6 million, $31.0 million and $21.3 million, respectively.
(2)The weighted average remaining contractual life of options outstanding was 7 years at December 31, 2022, and 8 years at December 31, 2021 and December 31, 2020, respectively. The aggregate intrinsic value of options outstanding at December 31, 2022 was $22.6 million.
(3)The weighted average remaining contractual life of options exercisable was 6 years at December 31, 2022, 7 years at December 31, 2021, and 6 years at December 31, 2020, respectively. The aggregate intrinsic value of options exercisable at December 31, 2022 was $18.9 million.

	Number of Options	Weighted Avg. Per Share Exercise Price
Nonvested options at beginning of year	1,060,703	$49.99
Granted	322,460	74.11
Vested	(559,150)	48.73
Forfeited	(17,959)	61.83
Nonvested options at end of year	806,054	60.26

12. Stock Based Compensation (continued)
The weighted-average fair value per option at the date of grant during 2022, 2021 and 2020, using the Black-Scholes option-pricing model, was $17.57, $14.03 and $8.17, respectively. Assumptions were as follows:

	2022	2021	2020
Expected life (years)	5.7	5.8	5.7
Risk-free interest rate	1.9%	1.2%	1.5%
Dividend yield	1.5%	1.6%	2.1%
Expected volatility	26.8%	27.4%	23.7%
The expected lives of options for purposes of these models are based on historical exercise behavior. The risk-free interest rates for purposes of these models are based on the U.S. Treasury yield in effect on the date of grant for the respective expected lives of the option. The expected dividend yields for purposes of these models are based on the dividends paid in the preceding four quarters divided by the grant date market value of the Common Stock. The expected volatility for purposes of these models are based on the historical volatility of the Common Stock.
Restricted Stock and Share Units
Participants may also be awarded shares of restricted stock or share units under the Incentive Plan. Share units vest three years after the date of grant. The Company granted 94,731, 104,312 and 174,420 share units under the Incentive Plan in 2022, 2021 and 2020, respectively.
The share units were valued at $7.0 million, $6.4 million and $7.4 million at the date of issuance in 2022, 2021 and 2020, respectively, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period; however, included in share unit expense was expense associated with accelerated vesting of share unit awards for certain employees who are retirement eligible or will become retirement eligible during the vesting period. Stock based compensation expense attributable to share units of $5.6 million, $6.8 million and $6.5 million was recognized in 2022, 2021 and 2020, respectively. Certain non-U.S.-based employees receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.
A summary of share unit activity under the Incentive Plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2021	421,138	$47.28
Granted	94,731	73.40
Vested	(126,631)	49.49
Forfeited	(9,319)	56.28
Issued and unvested at December 31, 2022	379,919	52.92

13. Pension and Other Post-retirement Benefits
The Company provides retirement benefits for all U.S. employees including benefits for employees of previously owned businesses which were earned up to the date of sale. The Company also has two foreign pension plans, neither of which is material to the Company’s financial position.
The Company has a defined contribution plan which matches 100 percent of the first one percent of contributions made by participating employees and matches 50 percent of the next five percent of employee contributions. In addition, the Company has defined contribution plans for certain hourly employees which provide for matching Company contributions.
The Company had a defined benefit plan for salaried employees and its non-union hourly workforce. In 2009, the Company announced U.S. employees hired after January 1, 2010, would not participate in the defined benefit plan, and benefit accruals for the majority of current salaried and hourly employees sunset on December 31, 2014. An additional Company contribution is made to the defined contribution plan in lieu of benefits earned in a defined benefit plan. The Company also has defined benefit and contribution plans for certain union hourly employees.
The Company has unfunded defined-benefit post-retirement plans covering certain hourly and salaried employees that provide medical and life insurance benefits from retirement to age 65. Certain hourly employees retiring after January 1, 1996, are subject to a maximum annual benefit and salaried employees hired after December 31, 1993, are not eligible for post-retirement medical benefits.
In 2021, the Company's Board of Directors approved the termination of the defined benefit pension plan (the Plan) with a termination date of December 31, 2021. The Plan represented over 95 percent of the Company's pension plan liability. In the second quarter of 2022, the Company received a determination letter from the Internal Revenue Service (IRS) that allowed the Company to proceed with the termination process. In the fourth quarter of 2022, the Company settled approximately $169 million of Plan liabilities through lump-sum payments from existing plan assets to eligible participants who elected to receive them and settled approximately $463 million of Plan liabilities by entering into an agreement to purchase annuities from Mass Mutual Life Insurance Company (MML). The irrevocable agreement with MML covers approximately 7,000 active and former employees and their beneficiaries, with MML assuming the future annuity payments for these individuals commencing March 1, 2023. These settlements resulted in $417.3 million of pretax expense in 2022, partially offset by approximately $167.7 million in related tax benefits.
Obligations and Funded Status
Pension and Post-retirement Disclosure Information
The following tables present the changes in benefit obligations, plan assets and funded status for domestic pension and post-retirement plans and the components of net periodic benefit costs.

13. Pension and Other Post-retirement Benefits (continued)

	Pension Benefits				Post-retirement Benefits
Years ended December 31 (dollars in millions)	2022		2021		2022	2021
Accumulated benefit obligation (ABO) at December 31	$(27.7)		$(841.2)		N/A	N/A
Change in projected benefit obligations (PBO)
PBO at beginning of year	$(842.1)		$(869.8)		$(2.2)	$(5.9)
Service cost	(1.4)		(1.6)		—	—
Interest cost	(14.5)		(14.5)		(0.1)	(0.1)
Participant contributions	—		—		(0.1)	(0.1)
Plan amendments	—		—		—	—
Actuarial gain (loss) including assumption changes	147.6		(9.0)		(0.2)	0.6
Benefits paid	219.3		52.8		0.9	3.3
Transfer to insurer	462.8		—		—	—
PBO at end of year	$(28.3)		$(842.1)		$(1.7)	$(2.2)
Change in fair value of plan assets
Plan assets at beginning of year	$825.9		$858.8		$—	$—
Actual return on plan assets	(99.1)		18.9		—	—
Contribution by the Company	0.5		1.0		0.8	3.2
Participant contributions	—		—		0.1	0.1
Benefits paid	(219.3)		(52.8)		(0.9)	(3.3)
Transfer to insurer	(462.8)		—		—	—
Plan assets at end of year	$45.2		$825.9		$—	$—
Funded status	$16.9		$(16.2)		$(1.7)	$(2.2)
Amount recognized in the balance sheet
Noncurrent assets	$27.1		$—		$—	$—
Current liabilities	(0.5)		(0.5)		(0.2)	(0.2)
Non-current liabilities	(9.7)		(15.7)		(1.5)	(2.0)
Net pension asset (liability) at end of year	$16.9	*	$(16.2)	*	$(1.7)	$(2.2)
Amounts recognized in accumulated other comprehensive loss before tax
Net actuarial loss	$5.2		$469.7		$0.2	$—
Prior service cost	2.1		1.4		(2.3)	(2.8)
Total recognized in accumulated other comprehensive loss	$7.3		$471.1		$(2.1)	$(2.8)
*In addition, the Company has a liability for a foreign pension plan of $0.3 million and $0.2 million at December 31, 2022 and 2021, respectively.
The actuarial loss in the current year for both the pension and post-retirement benefit plans was primarily due to the change in the discount rate.

13. Pension and Other Post-retirement Benefits (continued)

	Pension Benefits			Post-retirement Benefits
Years ended December 31 (dollars in millions)	2022	2021	2020	2022	2021	2020
Net periodic cost (benefit)
Service cost	$1.4	$1.6	$1.5	$—	$—	$—
Interest cost	14.5	14.5	23.0	0.1	0.1	0.1
Expected return on plan assets	(21.5)	(48.0)	(51.9)	—	—	—
Amortization of unrecognized:
Net actuarial loss	19.9	20.3	20.2	—	—	—
Prior service cost	(0.4)	(0.4)	(0.4)	(0.5)	(0.5)	(0.5)
Defined-benefit plan income	13.9	(12.0)	(7.6)	(0.4)	(0.4)	$(0.4)
Settlements, curtailments and other one-time charges	417.3	—	2.5	—	—	(0.5)
Various U.S. defined contribution plans cost	15.3	14.6	14.4	—	—	—
	$446.5	$2.6	$9.3	$(0.4)	$(0.4)	$(0.9)

Other changes in plan assets and projected benefit obligation recognized in other comprehensive loss
Net actuarial (gain) loss	$(27.0)	$38.1	$11.7	$0.2	$(0.6)	$0.8
Amortization of net actuarial loss	(19.9)	(20.3)	(22.8)	—	—	—
Settlement loss	(417.3)	—	—	—	—	—
Prior service credit	—	—	—	—	—	(2.0)
Amortization of prior service cost	0.4	0.4	0.4	0.5	0.5	0.5
Total recognized in other comprehensive loss	(463.8)	18.2	(10.7)	0.7	(0.1)	(0.7)
Total recognized in net periodic (benefit) cost and other comprehensive loss	$(32.6)	$6.2	$(15.8)	$0.3	$(0.5)	$(1.6)
The 2022 and 2021 after tax adjustments for additional minimum pension liability resulted in other comprehensive gain (loss) of $284.1 million and $(13.6) million, respectively.
Actuarial assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2022	2021	2022	2021
Discount rate	5.13%	2.72%	5.02%	2.43%
Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
Years ended December 31	2022	2021	2020	2022	2021	2020
Discount rate	2.80%	2.47%	3.18%	2.44%	2.05%	2.95%
Expected long-term return on plan assets	3.12%	6.25%	6.75%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	4.00%	4.00%
Assumed health care cost trend rates
Assumed health care cost trend rates as of December 31 are as follows:

	2022 (1)	2021
Health care cost trend rate assumed for next year	N/A	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	5.00%
Year that the rate reaches the ultimate trend rate	N/A	2029
(1) Health care inflation assumptions are no longer needed as all remaining retiree medical benefits are fixed subsidies or reimbursements.

13. Pension and Other Post-retirement Benefits (continued)
Plan Assets
The Company’s pension plan weighted asset allocations as of December 31 by asset category are as follows:

Asset Category	2022	2021
Equity securities	8%	1%
Debt securities	27	75
Private equity	5	1
Cash	60	23
	100%	100%
The following tables present the fair value measurement of the Company’s plan assets as of December 31, 2022 and 2021 (dollars in millions):

		December 31, 2022
Asset Category	Total	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non- observable Inputs (Level 3)
Short-term investments	$26.9	$26.9	$—	$—
Equity securities
Common stocks	3.7	3.7	—	—
Fixed income securities
U.S. Treasury securities	8.6	8.6	—	—
Other fixed income securities	2.7	—	2.7	—
Other types of investments
Mutual funds	0.8	—	0.8	—
Private equity	2.2	—	—	2.2
Total fair value of plan asset investments	$44.9	$39.2	$3.5	$2.2
Non-investment plan assets	0.3
Total plan assets	$45.2

		December 31, 2021
Asset Category	Total	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non- observable Inputs (Level 3)
Short-term investments	$182.9	$182.9	$—	$—
Equity securities
Common stocks	3.7	3.7	—	—
Fixed income securities
U.S. Treasury securities	52.8	52.8	—	—
Other fixed income securities	551.2	—	551.2	—
Other types of investments
Mutual funds	26.7	—	26.7	—
Private equity	5.1	—	—	5.1
Total fair value of plan asset investments	$822.4	$239.4	$577.9	$5.1
Non-investment plan assets	3.5
Total plan assets	$825.9

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
The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2022 and 2021 (dollars in millions):

	Real estate funds	Private equity	Total
Balance at December 31, 2020	$79.8	$4.9	$84.7
Actual (loss) return on plan assets:
Relating to assets still held at the reporting date	—	3.8	3.8
Relating to assets sold during the period	8.3	(3.1)	5.2
Purchases, sales and settlements	(88.1)	(0.5)	(88.6)
Balance at December 31, 2021	—	5.1	5.1
Actual return (loss) on plan assets:
Relating to assets still held at the reporting date	—	(2.8)	(2.8)
Relating to assets sold during the period	—	(0.2)	(0.2)
Purchases, sales and settlements	—	0.1	0.1
Balance at December 31, 2022	$—	$2.2	$2.2
The Company’s investment policies employ an approach whereby a diversified blend of equity and bond investments is used to maximize the long-term return of plan assets for a prudent level of risk. Equity investments are diversified across domestic and non-domestic stocks, as well as growth, value, and small to large capitalizations. Bond investments include corporate and government issues, with short, mid, and long-term maturities, with a focus on investment-grade when purchased. In preparation for the Plan settlement, which we completed in the fourth quarter of 2022, the target allocation to bonds managers is between 60 to 95 percent with the remainder allocated primarily to equities, private equity managers and cash. Investment and market risks are measured and monitored on an ongoing basis through regular investment portfolio reviews, annual liability measurements and periodic asset/liability studies.
The Company’s actual asset allocations are in line with target allocations. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.
There was no Company stock included in plan assets at December 31, 2022.
Cash Flows
The Company was not required to and did not make any contributions in 2022 to the Plan. The Company is not required to make a contribution in 2023.

13. Pension and Other Post-retirement Benefits (continued)
Estimated Future Payments
As of December 31, 2022, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years ended December 31 (dollars in millions)	Pension Benefits	Post-retirement Benefits
2023	$4.9	$0.2
2024	0.7	0.2
2025	0.8	0.2
2026	0.9	0.2
2027	5.1	0.2
2028 – 2032	9.2	0.7
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
The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts that are designated as cash flow hedges:

December 31 (dollars in millions)	2022		2021
	Buy	Sell	Buy	Sell
British pound	$—	$—	$—	$—
Canadian dollar	—	76.8	—	113.4
Euro	30.2	—	24.2	—
Mexican peso	15.7	—	23.8	—
Total	$45.9	$76.8	$48.0	$113.4

14. Derivative Instruments (continued)
Net Investment Hedges
The Company enters into certain foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For the derivative instruments that are designated and qualify as net investment hedges, gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its non-U.S. subsidiaries. These hedges are determined to be effective. The Company recognized $1.4 million of after tax gains and $(0.5) million of after-tax losses associated with hedges of a net investment in non-U.S. subsidiaries in currency translation adjustment in other comprehensive income in 2022 and 2021, respectively. The contractual amount of the Company’s foreign currency forward contracts that are designated as net investment hedges is zero as of December 31, 2022.
The following tables present the impact of derivative contracts on the Company’s financial statements.
Fair value of derivatives designated as hedging instruments under ASC 815:

December 31 (dollars in millions)	Balance Sheet Location	2022	2021
Foreign currency contracts	Other current assets	$6.4	$1.7
	Accrued liabilities	—	(1.6)
Total derivatives designated as hedging instruments		$6.4	$0.1
The effect of cash flow hedges on the consolidated statement of earnings:
Years ended December 31 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivatives		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings
	2022	2021		2022	2021
Foreign currency contracts	$9.8	$(0.8)	Cost of products sold	$4.1	$(0.8)
Balance Sheet Hedges
Foreign Exchange Contracts
The Company periodically enters into foreign exchange contracts to mitigate the foreign currency volatility relative to certain intercompany loans. These foreign exchange contracts did not qualify for hedge accounting in accordance with ASC 815, and as such were marked to market through earnings. The fair value of the foreign exchange contracts was an asset balance of $0.1 million as of December 31, 2022 and recorded in Other current assets within the consolidated balance sheet. The fair value of the foreign exchange contracts was a liability balance of $0.8 million as of December 31, 2021 and recorded in Accrued liabilities within the consolidated balance sheet
The following table summarizes the contractual amounts of the Company's foreign exchange contracts that are designated as balance sheet hedges:

December 31 (dollars in millions)	2022		2021
	Buy	Sell	Buy	Sell
Canadian dollar	$—	$81.5	$—	$125.6
The amounts recognized within the consolidated statements of earnings related to the Company's foreign exchange contracts are set forth below.
Years ended December 31 (dollars in millions)

Derivatives not designated as hedging instruments:	Location of gain within the consolidated statements of earnings	2022	2021	2020
Foreign exchange contracts	Other expense (income) - net	$1.2	$(0.9)	$—

15. Income Taxes
The components of the (benefit from) provision for income taxes consisted of the following:

Years ended December 31 (dollars in millions)	2022	2021	2020
Current:
Federal	$101.8	$92.2	$67.1
State	26.6	22.4	17.4
International	30.5	29.5	25.8
Deferred:
Federal	(136.9)	(3.2)	5.6
State	(34.1)	(0.6)	2.3
International	0.1	(1.8)	(19.2)
	$(12.0)	$138.5	$99.0
The (benefit from) provision for income taxes differs from the U.S. federal statutory rate due to the following items:

Years ended December 31	2022	2021	2020
Provision at U.S. federal statutory rate(1)	21.0%	21.0%	21.0%
State taxes, net of federal benefit(1)	2.7	2.8	3.5
U.S pension plan settlement expense(1)	(29.5)	—	—
International income tax rate differential—China	(4.6)	(1.6)	(0.6)
International income tax rate differential—other	3.5	0.7	0.2
Research tax credits	(1.0)	(0.4)	(0.5)
Excess tax benefit on stock compensation	(0.5)	(0.9)	(0.9)
Other	3.0	0.5	(0.4)
	(5.4)%	22.1%	22.3%
(1) Included in 2022 is tax effects of the pension plan settlement expense associated with the termination of the Plan. Refer to Note 13, “Pension and Other Postretirement Benefits” for more information. A tax benefit of $101.9 million on the pretax expense were reflected in computed tax provision at U.S. federal statutory rate and state taxes, net of federal tax benefit for 2022. In 2022, the tax benefit of $65.8 million or a 29.5% benefit related to the release of stranded tax effects in AOCL through the income statement was reflected in U.S. pension plan settlement expense.

Components of earnings before income taxes were as follows:

Years ended December 31 (dollars in millions)	2022	2021	2020
U.S.	$63.9	$479.0	$407.3
International	159.8	146.6	36.6
	$223.7	$625.6	$443.9
Our 2022 provision for income taxes included $167.7 million of tax benefit related to the effective settlement of the Plan, $101.9 million of which was the related tax effect on the pretax expense of $417.3 million and $65.8 million of which was related to the release of stranded tax effects in AOCL through the Tax Cuts and Jobs Act. Refer to Note 13, “Pension and Other Postretirement Benefits,” for more information.
The Company paid income taxes of $175.4 million, $131.2 million, and $114.1 million in 2022, 2021 and 2020, respectively.
Undistributed earnings of the Company’s foreign subsidiaries amounted to $647.7 million at December 31, 2022. The Company had $5.3 million accrued for its estimate of withholding taxes due upon repatriation of approximately $173.0 million of foreign earnings it considers not permanently reinvested as of December 31, 2022. The Company considers $474.7 million of the total undistributed earnings to be permanently reinvested as a result of various factors including imposition of statutory restrictions at certain jurisdictions that prohibit the repatriation of a portion of the earnings.

15. Income Taxes (continued)

Accordingly, no provision for state, local and foreign withholding income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to state and local taxes, and withholding taxes payable to the various foreign countries. The Company expects to be able to take a 100% dividend received deduction to offset any US federal income tax liability. Determination of the amount of unrecognized state and local deferred income tax liability and associated foreign withholding taxes is not practicable due to the complexities associated with its hypothetical calculation.
The tax effects of temporary differences of assets and liabilities between income tax and financial reporting are as follows:

December 31 (dollars in millions)	2022		2021
	Assets	Liabilities	Assets	Liabilities
Employee benefits	$13.9	$—	$22.6	$—
Product liability and warranties	50.7	—	52.3	—
Inventories	1.4	—	7.6	—
Accounts receivable	14.6	—	18.3	—
Property, plant and equipment	—	51.5	—	46.6
Intangibles	—	66.2	—	85.2
Environmental liabilities	1.6	—	1.7	—
Undistributed foreign earnings	—	5.3	—	6.5
Tax loss and credit carryovers	10.1	—	8.9	—
All other	14.0	—	12.9	—
Valuation allowance	(8.3)	—	(7.1)	—
	$98.0	$123.0	$117.2	$138.3
Net liability		$25.0		$21.1
The Company believes it is more likely than not that it will realize its net deferred tax assets through the reduction of future taxable income. The Company considered historical operating results in determining the probability of the realization of the deferred tax assets.
A reconciliation of the beginning and ending amounts of tax loss carryovers, credit carryovers and valuation allowances is as follows:

	Net Operating Losses and Tax Credits		Valuation Allowances
December 31 (dollars in millions)	2022	2021	2022	2021
Beginning balance	$8.9	$20.3	$7.1	$13.0
(Decreases) / increases	1.2	(11.4)	1.2	(5.9)
Ending balance	$10.1	$8.9	$8.3	$7.1
The Company has foreign net operating loss carryovers that expire in 2023 through 2028 and state and local net operating loss carryovers that expire in 2030.
A reconciliation of the beginning and ending amount of unrecognized benefits is as follows:

(Dollars in millions)	2022	2021
Balance at January 1	$14.3	$9.0
Additions / (decreases) for tax positions of prior years	0.7	5.3
Balance at December 31	$15.0	$14.3
The amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is $2.9 million. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2022, there was an immaterial amount of interest and penalties accrued. The Company anticipates that there will not be a material decrease in the total amount of unrecognized tax benefits in 2023. The Company’s U.S. federal income tax returns and its U.S. state and local income tax returns are subject to audit for the years 2017-2022 and

15. Income Taxes (continued)

2009-2022, respectively. The Company is subject to examinations in foreign tax jurisdictions for the years 2016-2022. If the examinations at certain foreign tax jurisdictions are resolved unfavorably, there could be additional assessments imposed by the relevant authorities.
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
Product Liability
The Company is subject to various claims and pending lawsuits for product liability and other matters arising out of the conduct of the Company’s business. With respect to product liability claims, the Company has self-insured a portion of its product liability loss exposure for many years. The Company has established reserves and has insurance coverage, which it believes are adequate to cover incurred claims. For the years ended December 31, 2022 and 2021, the Company had $125 million of product liability insurance for individual losses in excess of $7.5 million. At December 31, 2022 and 2021, our reserve for product liability was $31.7 million and $35.4 million, respectively. The Company periodically reevaluates its exposure on claims and lawsuits and makes adjustments to its reserves as appropriate. The Company believes, based on current knowledge, consultation with counsel, adequate reserves and insurance coverage that the outcome of such claims and lawsuits will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Purchase Obligations
The Company utilizes blanket purchase orders to communicate expected annual requirements to many suppliers. Requirements under blanket purchase orders generally do not become committed until several weeks prior to the scheduled unit production. The purchase obligations the Company considers firm as of December 31, 2022, is $211.4 million, most of which will be ordered in 2023.
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
Before considering any reduction of distributor rebate accruals of $1.1 million and $3.9 million as of December 31, 2022 and December 31, 2021, respectively, and from the resale of the related inventory, the gross amount the Company would be obligated to repurchase, which would be contingent on the default of all of the outstanding loans, was approximately $2.4 million and $7.2 million as of December 31, 2022 and December 31, 2021, respectively. The Company’s reserves for estimated losses under repurchase arrangements were immaterial as of December 31, 2022 and December 31, 2021.
Legal Judgment Income
On September 28, 2022, the Company received a cash judgment of $11.5 million from a competitor of our North America segment related to its infringement of one of the Company’s patents. The terms of the judgment resulted in pre-tax income of $11.5 million which is recorded as an offset to selling, general and administrative expenses and a related tax expense of $2.9 million.

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

	Net Sales			Earnings
Years ended December 31 (dollars in millions)	2022	2021	2020	2022 (1)	2021	2020 (2)
North America	$2,819.1	$2,529.5	$2,118.3	$266.0	$590.8	$503.5
Rest of World	965.8	1,036.5	800.3	96.3	91.4	—
Inter-segment	(31.0)	(27.1)	(23.3)	(0.3)	(0.2)	(0.3)
Total segments – sales, segment earnings	$3,753.9	$3,538.9	$2,895.3	$362.0	$682.0	$503.2
Corporate expenses				(128.9)	(52.1)	(52.0)
Interest expense				(9.4)	(4.3)	(7.3)
Earnings before income taxes				223.7	625.6	443.9
(Benefit from) provision for income taxes				(12.0)	138.5	99.0
Net earnings				$235.7	$487.1	$344.9
(1)The Company recognized a pre-tax pension settlement expense of $346.8 million in the North America segment and $70.5 million within Corporate expenses. The (benefit from) provision for income taxes includes a tax benefit of ($167.7 million) related to the pension settlement. For additional information, see Note 13, “Pension and Other Post-retirement Benefits.”
(2)The Company recognized pre-tax severance and restructuring expenses of $2.7 million within the North America segment and $5.0 million within the Rest of World segment. For additional information, see Note 5, “Severance and Restructuring Expenses.”
In 2022, sales to the Company's North America segment’s two largest customers were $596.4 million and $414.2 million which represented 16 percent and 11 percent of the Company’s net sales, respectively. In 2021, sales to the Company's North America segment’s two largest customers were $536.9 million and $401.5 million which represented 15 percent and 11 percent of the Company’s net sales, respectively. In 2020, sales to the Company's North America segment’s two largest customers were $471.9 million and $349.9 million which represented 16 percent and 12 percent of the Company’s net sales, respectively.
Assets, depreciation and capital expenditures by segment

	Total Assets (December 31)			Depreciation and Amortization (Years Ended December 31)			Capital Expenditures (Years Ended December 31)
(dollars in millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020
North America	$2,230.3	$2,181.9	$1,759.1	$55.7	$52.2	$51.5	$48.6	$48.0	$41.7
Rest of World	597.7	792.7	664.9	20.5	25.1	27.9	10.9	15.8	14.9
Corporate	504.3	499.8	736.7	0.7	0.6	0.6	10.8	11.3	0.2
Total	$3,332.3	$3,474.4	$3,160.7	$76.9	$77.9	$80.0	$70.3	$75.1	$56.8
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

17. Operations by Segment (continued)

	Long-lived Assets (December 31)				Net Sales (Years Ended December 31)
(dollars in millions)	2022	2021	2020		2022	2021	2020
United States	$409.8	$366.2	$355.8	United States	$2,430.0	$2,239.1	$1,904.9
China	225.2	259.9	268.3	China	826.6	912.6	695.6
Canada	54.7	59.1	4.5	Canada	341.6	247.2	175.0
Other Foreign	41.3	44.0	43.4	Other Foreign	155.7	140.0	119.8
Total	$731.0	$729.2	$672.0	Total	$3,753.9	$3,538.9	$2,895.3
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
Management Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2022 as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B – OTHER INFORMATION
None.
ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
A. O. Smith Corporation
Opinion on Internal Control over Financial Reporting
We have audited A. O. Smith Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, A. O. Smith Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of A. O. Smith Corporation as of December 31, 2022 and 2021, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the index at Item 15(a) and our report dated February 14, 2023 expressed an unqualified opinion thereon.
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
February 14, 2023

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information included under the headings “Election of Directors” and “Board Committees” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission (SEC) under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference. The information required regarding Executive Officers of the Company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”
We have a separately designated Audit Committee on which Idelle K. Wolf, Earl E. Exum, Michael M. Larsen and Gene C. Wulf serve, with Ms. Wolf, as Chairperson. All members are independent under applicable SEC and New York Stock Exchange rules; the Board of Directors of the Company has concluded that Mr. Larsen, Ms. Wolf and Mr. Wulf are “audit committee financial experts” in accordance with SEC rules.
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
The information included under the heading “Compliance with Section 16(a) of the Securities Exchange Act” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.
ITEM 11 – EXECUTIVE COMPENSATION
The information included under the headings “Executive Compensation,” “Director Compensation,” “Report of the Personnel and Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information included under the headings “Principal Stockholders” and “Security Ownership of Directors and Management” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3,073,707	(1)	$51.22	(2)	2,613,804	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	3,073,707		51.22		2,613,804
(1)Consists of 2,481,606 shares subject to stock options, 345,775 shares subject to employee share units and 272,212 shares subject to director share units.
(2)Represents the weighted average exercise price of outstanding options and does not take into account outstanding share units.
(3)Represents securities remaining available for issuance under the A. O. Smith Combined Incentive Compensation Plan. If any awards lapse, expire, terminate or are canceled without issuance of shares, or shares are forfeited under any award, then such shares will become available for issuance under the A. O. Smith Combined Incentive Compensation Plan, hereby increasing the number of securities remaining available.
ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information included under the headings “Director Independence and Financial Literacy”, “Compensation Committee Interlocks and Insider Participation” and “Procedure for Review of Related Party Transactions” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our principal accountant is Ernst & Young, LLP (PCAOB ID: 42). The information included under the heading “Report of the Audit Committee” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) required by this Item 14 is incorporated herein by reference.

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements of the Company
2.Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	65
Schedules not included have been omitted because they are not applicable.
3.Exhibits - see the Index to Exhibits on pages 62-63 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K are listed as Exhibits 10(a) through 10(o) in the Index to Exhibits.
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

	(d)	The corporation has instruments that define the rights of holders of long-term debt that are not being filed with this Registration Statement in reliance upon Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to furnish to the SEC, upon request, copies of these instruments.

(10)	Material Contracts

	(a)	A. O. Smith Combined Incentive Compensation Plan, incorporated by reference to Exhibit A of the Proxy Statement filed on March 6, 2020 for the 2020 Annual Meeting of Stockholders.

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

(i)
A.O. Smith Corporation Executive Incentive Compensation Award Agreement incorporated by reference to exhibit 10(i) of the annual report on Form 10-K for the fiscal year ended December 31, 2021 (for grants between February 2022 and January 2023).

(j)
A.O. Smith Corporation Executive Incentive Compensation Award Agreement incorporated by reference to exhibit 10(j) of the annual report on Form 10-K for the fiscal year ended December 31, 2021 (International) (for grants between February 2022 and January 2023).

Exhibit Number	Description

	(k)	A. O. Smith Corporation Executive Incentive Compensation Award Agreement (Acceptance Certificates and Terms and Conditions) (for grants after February 2023).

	(l)	A. O. Smith Corporation Senior Leadership Severance Plan, incorporated by reference to Exhibit 10.1 of the quarterly report for Form 10-Q for the quarter ended June 30, 2009.

	(m)	Form of A. O. Smith Corporation Special Retention Award Agreement, incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q for the quarter ended March 31, 2011.

(n)
Stockholder Agreement dated as of December 9, 2008, between A. O. Smith Corporation and each Smith Investment Company stockholder who becomes a signatory thereto, incorporated by reference to Exhibit 10.3 of the current report on Form 8-K dated December 9, 2008.

	(o)	Summary of Directors’ Compensation incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q for the quarter ended June 30, 2021.

(21)		Subsidiaries.

(23)		Consent of Independent Registered Public Accounting Firm.

(31.1)		Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 14, 2023.

(31.2)		Certification by the Executive Vice-President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 14, 2023.

(32.1)		Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32.2)		Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(101)
The following materials from A. O. Smith Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) the Consolidated Statement of Earnings for the three years ended December 31, 2022, (iii) the Consolidated Statement of Comprehensive Earnings for the three years ended December 31, 2022, (iv) the Consolidated Statement of Cash Flows for the three years ended December 31, 2022, (v) the Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2022 and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

A. O. SMITH CORPORATION

Date: February 14, 2023	By:	/s/ Kevin J. Wheeler
Kevin J. Wheeler Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 14, 2023 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Signature

KEVIN J. WHEELER	/s/ Kevin J. Wheeler
Director	Kevin J. Wheeler
Chairman, President and Chief Executive Officer

CHARLES T. LAUBER	/s/ Charles T. Lauber
Executive Vice President and Chief Financial Officer	Charles T. Lauber

BENJAMIN A. OTCHERE	/s/ Benjamin A. Otchere
Vice President and Controller	Benjamin A. Otchere

RONALD D. BROWN	/s/ Ronald D. Brown
Director	Ronald D. Brown

EARL E. EXUM	/s/ Earl E. Exum
Director	Earl E. Exum

VICTORIA M. HOLT	/s/ Victoria M. Holt
Director	Victoria M. Holt

DR. ILHAM KADRI	/s/ Dr. Ilham Kadri
Director	Dr. Ilham Kadri

MICHAEL M. LARSEN	/s/ Michael M. Larsen
Director	Michael M. Larsen

AJITA G. RAJENDRA	/s/ Ajita G. Rajendra
Director	Ajita G. Rajendra

MARK D. SMITH	/s/ Mark D. Smith
Director	Mark D. Smith

IDELLE K. WOLF	/s/ Idelle K. Wolf
Director	Idelle K. Wolf

GENE C. WULF	/s/ Gene C. Wulf
Director	Gene C. Wulf

A. O. SMITH CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)
Years ended December 31, 2022, 2021 and 2020

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquisition of Businesses	Deductions	Balance at End of Year
2022:
Valuation allowance for trade and notes receivable	$9.5	$0.6	$—	$(0.6)	$9.5
Valuation allowance for deferred tax assets	7.1	1.2	—	—	8.3
2021:
Valuation allowance for trade and notes receivable	$5.6	$4.2	$0.8	$(1.1)	$9.5
Valuation allowance for deferred tax assets	13.0	—	—	(5.9)	7.1
2020:
Valuation allowance for trade and notes receivable	$6.6	$0.8	$—	$(1.8)	$5.6
Valuation allowance for deferred tax assets	11.9	1.1	—	—	13.0