Form 10-Q
period 2023-03-31
SMITH A O CORP
filed 2023-04-28
CIK 91142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☒ No
Class A Common Stock Outstanding as of April 26, 2023 - 25,903,736 shares
Common Stock Outstanding as of April 26, 2023 - 124,537,812 shares

Index
A. O. Smith Corporation

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net sales	$966.4	$977.7
Cost of products sold	592.3	636.1
Gross profit	374.1	341.6
Selling, general and administrative expenses	187.2	179.8
Impairment expense	15.6	—
Interest expense	4.0	1.5
Other (income) expense, net	(4.0)	3.7
Earnings before provision for income taxes	171.3	156.6
Provision for income taxes	44.4	36.8
Net Earnings	$126.9	$119.8
Basic Net Earnings Per Share of Common Stock	$0.84	$0.76
Diluted Net Earnings Per Share of Common Stock	$0.84	$0.76
Dividends Per Share of Common Stock	$0.30	$0.28

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net earnings	$126.9	$119.8
Other comprehensive earnings (loss)
Foreign currency translation adjustments	2.5	0.6
Unrealized losses on cash flow derivative instruments, less related income tax benefit of $0.0 in 2023 and $0.2 in 2022	(0.1)	(0.6)
Adjustment to pension liability, less related income tax provision of zero in 2023 and $(1.2) in 2022	—	3.8
Comprehensive Earnings	$129.3	$123.6
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	(unaudited) March 31, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$406.2	$391.2
Marketable securities	89.8	90.6
Receivables	586.8	581.2
Inventories	503.7	516.4
Other current assets	57.3	54.3
Total Current Assets	1,643.8	1,633.7
Property, plant and equipment	1,375.9	1,364.8
Less accumulated depreciation	(790.4)	(774.1)
Net property, plant and equipment	585.5	590.7
Goodwill	619.9	619.7
Other intangibles	344.8	347.9
Operating lease assets	32.3	29.8
Other assets	110.0	110.5
Total Assets	$3,336.3	$3,332.3
Liabilities
Current Liabilities
Trade payables	$550.4	$625.8
Accrued payroll and benefits	59.9	75.7
Accrued liabilities	213.6	159.1
Product warranties	61.8	63.6
Debt due within one year	10.0	10.0
Total Current Liabilities	895.7	934.2
Long-term debt	330.8	334.5
Product warranties	119.4	118.9
Long-term operating lease liabilities	25.1	22.4
Other liabilities	175.1	174.6
Total Liabilities	1,546.1	1,584.6
Stockholders’ Equity
Class A Common Stock (shares issued, 26,034,116 and 26,035,656 as of March 31, 2023 and December 31, 2022, respectively)	130.2	130.2
Common Stock (shares issued 164,673,478 and 164,671,938 as of March 31, 2023 and December 31, 2022, respectively)	164.7	164.7
Capital in excess of par value	564.3	555.9
Retained earnings	2,966.5	2,885.0
Accumulated other comprehensive loss	(80.0)	(82.4)
Treasury stock at cost	(1,955.5)	(1,905.7)
Total Stockholders’ Equity	1,790.2	1,747.7
Total Liabilities and Stockholders’ Equity	$3,336.3	$3,332.3
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net earnings	$126.9	$119.8
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	19.2	20.3
Stock based compensation expense	7.0	7.6
Non-cash impairment	15.6	—
Net changes in operating assets and liabilities:
Current assets and liabilities	(50.6)	(137.8)
Noncurrent assets and liabilities	1.8	6.6
Cash Provided by Operating Activities	119.9	16.5
Investing Activities
Capital expenditures	(10.7)	(12.9)
Investments in marketable securities	(14.7)	(16.9)
Net proceeds from sale of marketable securities	15.6	31.9
Cash (Used in) Provided by Investing Activities	(9.8)	2.1
Financing Activities
Long-term debt (repaid) incurred	(3.7)	98.7
Common stock repurchases	(53.1)	(107.9)
Net proceeds (payments) from stock option activity	4.7	(2.7)
Dividends paid	(45.4)	(44.2)
Cash Used in Financing Activities	(97.5)	(56.1)
Effect of exchange rate changes on cash and cash equivalents	2.4	—
Net increase (decrease) in cash and cash equivalents	15.0	(37.5)
Cash and cash equivalents - beginning of period	391.2	443.3
Cash and Cash Equivalents - End of Period	$406.2	$405.8
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Class A Common Stock
Balance at the beginning of period	$130.2	$130.5
Conversion of Class A Common Stock	—	—
Balance at end of period	$130.2	$130.5
Common Stock
Balance at the beginning of period	$164.7	$164.7
Conversion of Class A Common Stock	—	$—
Balance at end of period	$164.7	$164.7
Capital in Excess of Par Value
Balance at the beginning of period	$555.9	$545.2
Issuance of share units	(10.1)	(5.8)
Vesting of share units	(3.1)	(2.4)
Stock based compensation expense	6.8	7.7
Exercises of stock options	4.7	0.4
Issuance of share based compensation	10.1	5.8
Balance at end of period	$564.3	$550.9
Retained Earnings
Balance at the beginning of period	$2,885.0	$2,826.6
Net earnings	126.9	119.8
Dividends on stock	(45.4)	(44.2)
Balance at end of period	$2,966.5	$2,902.2
Accumulated Other Comprehensive Loss (see Note 16)	$(80.0)	$(327.6)
Treasury Stock
Balance at the beginning of period	$(1,905.7)	$(1,503.4)
Exercise of stock options	0.2	(2.9)
Shares repurchased	(53.1)	(107.9)
Vesting of share units	3.1	2.4
Balance at end of period	$(1,955.5)	$(1,611.8)
Total Stockholders’ Equity	$1,790.2	$1,808.9
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full year. It is suggested the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 14, 2023.
Recent Accounting Pronouncements
No recent accounting pronouncements are expected to have an impact on our condensed consolidated financial statements.
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
Additionally, certain customers in China pay the Company prior to the shipment of products resulting in a customer deposits liability of $70.3 million and $85.7 million at March 31, 2023 and December 31, 2022, respectively. Customer deposit liabilities are short term in nature, recognized into revenue within one year of receipt. The Company assesses the collectability of customer receivables based on the creditworthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for credit losses, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors including forward-looking information when establishing adequate allowances for credit losses, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. The Company’s allowance for credit losses was $10.2 million at March 31, 2023 and $9.5 million at December 31, 2022.
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
The following table disaggregates the Company’s net sales by segment. As described above, the Company’s North America segment sales are further disaggregated by major product line. In addition, the Company’s Rest of World segment sales are disaggregated by China and all other Rest of World:

(dollars in millions)	Three Months Ended March 31,
	2023	2022
North America
Water heaters and related parts	$637.3	$615.8
Boilers and related parts	58.4	57.5
Water treatment products	57.0	56.8
Total North America	752.7	730.1
Rest of World
China	$190.2	$228.3
All other Rest of World	28.9	27.7
Total Rest of World	219.1	256.0
Inter-segment sales	(5.4)	(8.4)
Total Net Sales	$966.4	$977.7

3. Impairment Expense
In the first quarter of 2023, the Company entered into negotiations to sell its business in Turkey (disposal group), which is included in the Company's Rest of World segment. The Company determined that the fair value of the disposal group, less cost to sell, was lower than its carrying amount. As a result, in the first quarter of 2023, the Company recorded an impairment expense of $15.6 million of which $12.5 million was recorded in the Rest of World segment and $3.1 million was recorded in Corporate Expense. The impairment was recorded as a net reduction of $4.5 million to the assets and liabilities and $11.1 million for the anticipated liquidation of the cumulative foreign currency translation adjustment associated with the disposal group. The accrual for the impairment is recorded in Accrued liabilities in the condensed consolidated balance sheet.
As of March 31, 2023, the disposal group did not meet the requirements to be classified as discontinued operations as the sale will not have a material effect on the Company's operations and does not represent a shift in the Company's strategy. Accordingly, the remaining carrying value of the disposal group as of March 31, 2023, was $0.6 million and classified as held for sale. The sale of the disposal group was completed in April 2023.
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
Certain leases include one or more options to renew or terminate. Renewal terms can extend the lease term from one to five years and options to terminate can be effective within one year. The exercise of lease renewal or termination is at the Company’s discretion and when it is determined to be reasonably certain to renew or terminate, the option is reflected in the measurement of lease asset and liability. The Company’s lease agreements do not contain any arrangements related to material residual value guarantees, restrictive covenants or material subleases. Cash flows associated with leases are materially consistent with the expense recorded in the condensed consolidated statement of earnings.
Supplemental balance sheet information related to leases is as follows:

(dollars in millions)	March 31, 2023	December 31, 2022
Liabilities
Short term: Accrued liabilities	$9.4	$9.9
Long term: Operating lease liabilities	25.1	22.4
Total operating lease liabilities	$34.5	$32.3
Less: Rent incentives and deferrals	(2.2)	(2.5)
Assets
Operating lease assets	$32.3	$29.8

Lease Term and Discount Rate	March 31, 2023
Weighted-average remaining lease term	7.4 years
Weighted-average discount rate	3.71%

4. Leases (continued)
The components of lease expense were as follows:

(dollars in millions)		Three months ended March 31,
Lease Expense	Classification	2023(1)	2022(2)
Operating lease expense	Cost of products sold	$1.3	$1.0
	Selling, general and administrative expenses	4.1	3.9
(1)2023 includes short-term and variable lease expenses of $1.1 million and $1.2 million, respectively.
(2)2022 includes short-term and variable lease expenses of $0.5 million and $0.8 million, respectively.
Maturities of lease liabilities were as follows:

(dollars in millions)	March 31, 2023
2023	$8.1
2024	8.2
2025	5.8
2026	4.0
2027	2.4
After 2027	11.7
Total lease payments	40.2
Less: Imputed interest	(5.7)
Present value of operating lease liabilities	$34.5
5. Inventories
The following table presents the components of the Company’s inventory balances:

(dollars in millions)	March 31, 2023	December 31, 2022
Finished products	$175.5	$174.4
Work in process	44.4	42.1
Raw materials	331.0	349.2
Inventories, at FIFO cost	550.9	565.7
LIFO reserve	(47.2)	(49.3)
Inventories, at LIFO cost	$503.7	$516.4
6. Product Warranties
The Company offers warranties on the sales of certain of its products with terms that are consistent with the market and records an accrual for the estimated future claims. The following table presents the Company’s warranty liability activity:

(dollars in millions)	Three Months Ended March 31,
	2023	2022
Balance at January 1,	$182.5	$184.4
Expense	18.4	13.9
Claims settled	(19.7)	(15.4)
Balance at March 31,	$181.2	$182.9

7. Debt
In 2021, the Company renewed and amended its $500 million multi-year multi-currency revolving credit agreement with a new expiration date of April 1, 2026. The facility has an accordion provision that allows it to be increased up to $850 million if certain conditions (including lender approval) are satisfied. Borrowings under the Company's bank credit lines and commercial paper borrowings are supported by a $500 million revolving credit agreement. As a result of the long-term nature of this facility, the Company’s commercial paper and credit line borrowings are classified as long-term debt at March 31, 2023. At its option, the Company either maintains cash balances or pays fees for bank credit and services. The facility requires the Company to maintain two financial covenants, a leverage ratio test and an interest coverage test. The Company was in compliance with the covenants as of March 31, 2023.
8. Earnings per Share of Common Stock
The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended March 31,
	2023	2022
Denominator for basic earnings per share - weighted average shares	150,897,302	157,018,566
Effect of dilutive stock options and share units	1,003,545	1,299,133
Denominator for diluted earnings per share	151,900,847	158,317,699
9. Stock Based Compensation
The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the Incentive Plan) effective January 1, 2007. The Incentive Plan was most recently reapproved by stockholders on April 15, 2020. The Incentive Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of share units at March 31, 2023 was 2,491,654. Upon stock option exercise or share unit vesting, shares are issued from treasury stock. Total stock based compensation expense recognized in the three months ended March 31, 2023 and 2022 was $7.0 million and $7.6 million, respectively.
Stock Options
The Company decided to no longer grant stock options beginning with fiscal year 2023. Stock options previously granted have a three year pro rata vesting from the date of grant. Stock options were issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant. For active employees, all options granted expire ten years after the date of grant. The Company’s stock options are expensed ratably over the three year vesting period; however, included in the stock option expense for the three months ended March 31, 2022 was expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Stock based compensation expense attributable to stock options in the three months ended March 31, 2023 and 2022 was $0.3 million and $3.9 million, respectively.

Changes in options, all of which relate to the Company’s Common Stock, were as follows for the three months ended March 31, 2023:

	Weighted- Avg. Per Share Exercise Price	Number of Options	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2023	$51.22	2,481,606
Exercised	45.47	(191,054)
Forfeited	61.09	(3,605)
Outstanding at March 31, 2023	51.69	2,286,947	6 years	$41.5
Exercisable at March 31, 2023	48.72	1,952,622	6 years	$40.4

9. Stock Based Compensation (continued)
There were no stock options granted in 2023. The weighted-average fair value per option at the date of grant during the three months ended March 31, 2022 using the Black-Scholes option-pricing model was $17.59. Assumptions were as follows:

Three Months Ended March 31,
2022
Expected life (years)	5.7
Risk-free interest rate	1.9%
Dividend yield	1.5%
Expected volatility	26.8%
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
Share Units
Participants of the Incentive Plan may also be awarded share units. Share units vest three years after the date of grant. The Company granted 165,686 and 88,894 share units under the Incentive Plan in the three months ended March 31, 2023 and 2022, respectively.
The share units were valued at $11.1 million and $6.6 million at the date of issuance in 2023 and 2022, respectively, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period; however, included in share unit expense in the three months ended March 31, 2023 and 2022 was expense associated with accelerated vesting of share unit awards for certain employees who are retirement eligible or will become retirement eligible during the vesting period. Stock based compensation expense attributable to share units of $6.6 million and $3.7 million was recognized in the three months ended March 31, 2023 and 2022, respectively. Certain non-U.S.-based employees receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.
A summary of share unit activity under the Incentive Plan is as follows for the three months ended March 31, 2023:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2023	379,919	$52.92
Granted	165,686	67.14
Vested	(156,173)	49.42
Forfeited	(2,449)	64.50
Issued and unvested at March 31, 2023	386,983	63.16
Performance Stock Units
Beginning in 2023, certain executives may also be awarded performance stock units under the Incentive Plan. Performance stock units vest over three years following the date of the grant. Performance stock units vest under a set of measurement criteria which are based upon achievement of certain Environmental, Social, and Governance targets. Potential payouts range from zero to 150% of the target awards and changes from target amounts are reflected as performance adjustments. The Company granted 24,580 performance stock units under the Incentive Plan in the three months ended March 31, 2023.
The performance stock units were valued at $1.7 million at the date of issuance in 2023, based on the price of the Company’s Common Stock at the date of grant. The weighted average grant date value for the units granted was $67.14. The performance stock units are recognized as compensation expense ratably over the three-year vesting period. Stock based compensation expense attributable to performance stock units of $0.1 million was recognized in the three months ended March 31, 2023. Certain non-U.S.-based executives receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.

10. Pensions
The following table presents the components of the Company’s net pension expense:

(dollars in millions)	Three Months Ended March 31,
	2023	2022
Service cost	$0.3	$0.4
Interest cost	0.3	3.6
Expected return on plan assets	(0.3)	(5.4)
Amortization of unrecognized loss	—	5.1
Amortization of prior service cost	—	(0.1)
Defined benefit plan expense	$0.3	$3.6
The service cost component of net periodic benefit cost is presented within cost of products sold and selling, general and administrative expenses within the condensed consolidated statements of earnings while the other components of pension expense are reflected in other expense. The Company was not required to and did not make a contribution to its U.S. pension plan in 2022. The Company is not required to make a contribution in 2023.
In 2021, the Company's Board of Directors approved the termination of the Company's largest defined benefit pension plan (the Plan) with a termination date of December 31, 2021. The Plan represented over 95 percent of the Company's pension plan liability. In the fourth quarter of 2022, the Company settled Plan liabilities through lump-sum payments from existing plan assets to eligible participants who elected to receive them and through the purchase of annuities from Mass Mutual Life Insurance Company (MML). As of March 1, 2023, MML assumed the future annuity payments for those eligible active and former employees and their beneficiaries. Remaining pension assets associated with the Plan at March 31, 2023 are $21.5 million. The Company intends to use the remaining assets to fund future non-elective contributions to the Company’s defined contribution plan. For additional information regarding the termination of the Plan and the Company’s defined contribution plan, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 14, 2023.

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

(dollars in millions)	Three Months Ended March 31,
	2023	2022
Net sales
North America	$752.7	$730.1
Rest of World	219.1	256.0
Inter-segment	(5.4)	(8.4)
	$966.4	$977.7
Segment earnings
North America(1)	$188.6	$151.8
Rest of World(2)	5.3	24.8
Inter-segment earnings elimination	—	(0.1)
	193.9	176.5
Corporate expense(3)	(18.6)	(18.4)
Interest expense	(4.0)	(1.5)
Earnings before income taxes	171.3	156.6
Provision for income taxes	44.4	36.8
Net earnings	$126.9	$119.8

Additional Information
(1) Adjustments: North America
includes pension expense of:	$—	$2.6
(2) Adjustments: Rest of World
includes impairment expense of:	$12.5	$—
(3) Adjustments: Corporate expense
includes impairment expense of:	$3.1	$—
includes pension expense of:	$—	$0.3
12. Fair Value Measurements
Accounting Standards Codification (ASC) 820, Fair Value Measurements, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Assets and liabilities measured at fair value are based on the market approach which are prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

12. Fair Value Measurements (continued)
Assets (liabilities) measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	Balance Sheet Location	March 31, 2023	December 31, 2022
Quoted prices in active markets for identical assets (Level 1)	Marketable Securities	$89.8	$90.6
Significant other observable inputs (Level 2)	Other current assets	7.0	6.5
Items measured at fair value were comprised of the Company’s marketable securities (Level 1) and derivative instruments (Level 2). There were no changes in the Company's valuation techniques used to measure fair values on a recurring basis during the three months ended March 31, 2023.
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

The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts that are designated as cash flow hedges:

(dollars in millions)	March 31, 2023		December 31, 2022
	Buy	Sell	Buy	Sell
British pound	$—	$1.2	$—	$—
Canadian dollar	—	57.6	—	76.8
Euro	22.7	1.8	30.2	—
Mexican peso	15.5	—	15.7	—
Total	$38.2	$60.6	$45.9	$76.8
Net Investment Hedges
The Company enters into certain foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For the derivative instruments that are designated and qualify as net investment hedges,

13. Derivative Instruments (continued)
gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its non-U.S. subsidiaries. These hedges are determined to be effective. The Company recognized $0.5 million of after-tax gains associated with hedges of net investments in non-U.S. subsidiaries in currency translation adjustment in other comprehensive loss in the three months ended March 31, 2023. The Company recognized $0.3 million of after-tax losses associated with hedges of a net investment in non-U.S. subsidiaries in currency translation adjustment in other comprehensive loss in the three months ended March 31, 2022. The contractual amount of the Company's foreign currency forward contracts that are designated as net investment hedges was $25.0 million as of March 31, 2023.
The following tables present the impact of derivative contracts on the Company’s financial statements.
Fair value of derivatives designated as hedging instruments under ASC 815:

(dollars in millions)	Balance Sheet Location	March 31, 2023	December 31, 2022
Foreign currency contracts	Other current assets	$7.0	$6.4
	Accrued liabilities	—	—
Total derivatives designated as hedging instruments		$7.0	$6.4

The effect of cash flow hedges on the condensed consolidated statement of earnings:
Three Months Ended March 31 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivatives		Location of gain reclassified from accumulated other comprehensive loss into earnings	Amount of gain reclassified from accumulated other comprehensive loss into earnings
	2023	2022		2023	2022
Foreign currency contracts	$1.7	$(0.7)	Cost of products sold	$1.9	$0.1
Balance Sheet Hedges
Foreign Exchange Contracts
The Company periodically enters into foreign exchange contracts to mitigate the foreign currency volatility relative to certain intercompany loans. These foreign exchange contracts did not qualify for hedge accounting in accordance with ASC 815 and as such were marked to market through earnings. The fair value of the foreign exchange contracts was zero as of March 31, 2023. The fair value of the foreign exchange contracts was an asset balance of $0.1 million as of December 31, 2022 and recorded in Other current assets within the consolidated balance sheet.
The following table summarizes the contractual amounts of the Company's foreign exchange contracts that are designated as balance sheet hedges:

(dollars in millions)	March 31, 2023		December 31, 2022
	Buy	Sell	Buy	Sell
Canadian dollar	$—	$76.4	$—	$81.5

The amounts recognized within the consolidated statements of earnings related to the Company's foreign exchange contracts are set forth below.
Three Months Ended March 31 (dollars in millions):

Derivatives not designated as hedging instruments:	Location of loss within the consolidated statements of earnings	2023	2022
Foreign exchange contracts	Other (income) expense - net	$(0.1)	$1.3

14. Income Taxes
The Company’s effective income tax rate for the three months ended March 31, 2023 was 25.9 percent compared to 23.5 percent for the three months ended March 31, 2022. The Company estimates that its annual effective income tax rate for the full year 2023 will be approximately 24.0 percent. The change in the effective income tax rate for the three months ended March 31, 2023 compared to the effective income tax rate for the three months ended March 31, 2022 was primarily due to a change in geographical earnings mix as well as a $15.6 million impairment expense recorded with no associated tax benefit. Refer to Note 3 for additional information regarding the impairment expense.
As of March 31, 2023, the Company had $15.0 million of unrecognized tax benefits of which $2.9 million would affect its effective income tax rate if recognized. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company’s U.S. federal income tax returns and its U.S. state and local income tax returns are subject to audit for the years 2017-2023 and 2009-2023, respectively. The Company is subject to examinations in foreign tax jurisdictions for the years 2017-2023.
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
Before considering any reduction of distributor rebate accruals of $1.2 million and $1.1 million as of March 31, 2023 and December 31, 2022, respectively, and from the resale of the related inventory, the gross amount the Company would be obligated to repurchase, which would be contingent on the default of all of the outstanding loans, was approximately $2.3 million as of March 31, 2023 and $2.4 million as of December 31, 2022. The Company’s reserves for estimated losses under repurchase arrangements were immaterial as of March 31, 2023 and December 31, 2022.

16. Changes in Accumulated Other Comprehensive Loss by Component
Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)	Three Months Ended March 31,
	2023	2022
Cumulative foreign currency translation
Balance at beginning of period	$(84.1)	$(44.7)
Other comprehensive gain before reclassifications	2.5	0.6
Balance at end of period	(81.6)	(44.1)
Unrealized net gain (loss) on cash flow derivatives
Balance at beginning of period	4.9	0.6
Other comprehensive gain (loss) before reclassifications	1.3	(0.5)
Realized gains on derivatives reclassified to cost of products sold (net of income tax provision of $0.5 and $— in 2023 and 2022, respectively)	(1.4)	(0.1)
Balance at end of period	4.8	—
Pension liability
Balance at beginning of period	(3.2)	(287.3)
Amounts reclassified from accumulated other comprehensive loss:(1)	—	3.8
Balance at end of period	(3.2)	(283.5)
Accumulated other comprehensive loss, end of period	$(80.0)	$(327.6)

(1) Amortization of pension items:
Actuarial losses	$—	$5.1	(2)
Prior year service cost	—	(0.1)	(2)
	—	5.0
Income tax benefit	—	(1.2)
Reclassification net of income tax benefit	$—	$3.8
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
We saw improvement in our supply chain during 2022, particularly in the second half of the year and remained relatively stable through the first quarter of 2023. We remain in close contact with our suppliers and logistics providers to resolve supply chain constraints as they arise.
We continue to seek acquisitions that enable geographic growth, expand our core business, and establish adjacencies. We will also continue to look for opportunities to add to our existing operations in high growth regions demonstrated by our previous introductions of water treatment products in India and range hoods and cooktops in China.
In the first quarter of 2023, we committed to a plan to sell our business in Turkey. We recognized a non-cash impairment charge in the first quarter of $15.6 million, primarily in anticipation of the liquidation of the cumulative foreign currency translation adjustment. While the more project based business model in Turkey did not fit well in our strategy, we remain committed to our global water treatment business and will continue to invest in other regions.
In our North America segment, we saw resilient demand in the residential water heater industry in the first quarter. We continue to monitor proactive replacement and new home completions. We project 2023 industry residential unit volumes will be approximately flat to 2022. Demand for commercial electric water heaters was strong in the first quarter of 2023 compared to the first quarter of 2022 and our orders remain strong in April. Therefore, we expect that commercial water heater industry volumes will increase mid-single digits compared to 2022. We expect to see a mid-single digit increase in our sales of boilers in 2023 compared to 2022, driven by pricing and demand for our high efficiency commercial boilers. We anticipate sales of our North America water treatment products will increase approximately five to seven percent in 2023, compared to 2022, primarily driven by pricing and consumer demand.
In our Rest of World segment, our China business performed as we expected in the first quarter and we saw sequential month over month improvement in sales. We believe it will take time for consumer confidence to strengthen and for the economy to improve. We project our sales in China will grow three to five percent in 2023 in local currency compared to 2022. Our guidance assumes volume will improve sequentially throughout the year. We assume that currency translation will negatively impact sales by approximately two percent.
Combining all of these factors, we expect our 2023 consolidated sales to be approximately flat to 2022 with a range of plus or minus two percent. Our guidance excludes the impacts from potential future acquisitions.

Results of Operations

(dollars in millions)	Three Months Ended March 31,
	2023	2022
Net sales	$966.4	$977.7
Cost of products sold	592.3	636.1
Gross profit	374.1	341.6
Gross profit margin %	38.7%	34.9%
Selling, general and administrative expenses	187.2	179.8
Impairment expense	15.6	—
Interest expense	4.0	1.5
Other (income) expense - net	(4.0)	3.7
Earnings before provision for income taxes	171.3	156.6
Provision for income taxes	44.4	36.8
Net Earnings	$126.9	$119.8
Our sales in the first quarter of 2023 were $966.4 million, or 1.2 percent lower than first quarter 2022 sales of $977.7 million. Compared to the prior year quarter, our change in sales was primarily driven by higher water heater volumes in North America, partially offset by lower sales in China. In addition, our sales in our Rest of World segment were unfavorably impacted by approximately $17 million in the first quarter of 2023 due to the deprecation of foreign currencies compared to the U.S. dollar.
Our gross profit margin in the first quarter of 2023 was 38.7 percent and increased compared to 34.9 percent in the first quarter of 2022. The higher gross profit margin in the first quarter of 2023 was primarily due to lower steel and other material costs.
Selling, general, and administrative (SG&A) expenses were $187.2 million in the first quarter of 2023 or $7.4 million higher than the first quarter of 2022. Higher selling expenses were primarily driven by higher selling expenses in North America on higher volumes, partially offset by lower selling expenses in China on lower sales.
Impairment expense in the first quarter of 2023 was $15.6 million which is related to our commitment to sell our business in Turkey. Of the $15.6 million impairment, $12.5 million was recorded in the Rest of World segment and $3.1 million was recorded in Corporate Expense.
Interest expense in the first quarter of 2023 was $4.0 million and higher compared to $1.5 million in the first quarter of 2022 primarily due to higher debt levels and interest rates.
Other (income) expense-net was ($4.0) million in the first quarter of 2023 compared to expense of $3.7 million in the first quarter of 2022. Pension expense in the first quarter of 2023 was $0.3 million compared to $3.6 million in the first quarter of 2022. In 2021, the Company's Board of Directors approved the termination of the Company's largest defined benefit pension plan (the Plan) with a termination date of December 31, 2021. The Plan represented over 95 percent of the Company's pension plan liability. In the fourth quarter of 2022, the Company settled Plan liabilities through lump-sum payments from existing plan assets to eligible participants who elected to receive them and through the purchase of annuities.
Our effective income tax rate was 25.9 percent in the first quarter of 2023, compared with 23.5 percent in the first quarter of 2022. The change in the effective income tax rate for the three months ended March 31, 2023 compared to the effective income tax rate for the three months ended March 31, 2022 was primarily due to a change in geographical earnings mix as well as the $15.6 million impairment expense recorded with no associated tax benefit. We estimate that our annual effective income tax rate for the full year of 2023 will be 24.0 percent.
We are providing non-U.S. Generally Accepted Accounting Principles (GAAP) measures (adjusted earnings, adjusted EPS, total segment earnings, adjusted segment earnings, and adjusted corporate expense) that exclude the impact of the 2023 impairment expense and 2022 non-operating pension expenses. Reconciliations from GAAP measures to non-GAAP measures are provided in the Non-GAAP Measures section below. We believe that the measures of adjusted earnings, adjusted EPS, adjusted segment earnings, and adjusted corporate expense provide useful information to investors about our performance and allow management and our investors to better understand our performance between periods without regard to items that we do not consider to be a component of our core operating performance.

North America Segment

(dollars in millions)	Three Months Ended March 31,
	2023	2022
Net Sales	$752.7	$730.1
Segment Earnings	188.6	151.8
Segment margin	25.1%	20.8%
Sales in our North America segment were $752.7 million in the first quarter of 2023 or $22.6 million higher than sales of $730.1 million in the first quarter of 2022. Higher sales in the first quarter of 2023 were primarily driven by higher residential and commercial water heater volumes, partially offset by lower pricing.
North America segment earnings were $188.6 million in the first quarter of 2023, an increase of approximately 24.2 percent compared to segment earnings of $151.8 million in the first quarter of 2022. Segment margins were 25.1 percent and 20.8 percent in the first quarter of 2023 and 2022, respectively. Higher segment earnings and margins in the first quarter of 2023 compared to the first quarter of 2022 were primarily due to higher volumes of commercial and residential water heaters and lower steel costs. We estimate our 2023 North America segment margin will be approximately between 23 and 23.5 percent.
Adjusted segment earnings and adjusted segment margin in the first quarter of 2022 were $154.4 million and 21.1 percent, respectively. Adjusted segment earnings and adjusted segment margin in the first quarter of 2022 exclude $2.6 million of pension expense.
Rest of World Segment

(dollars in millions)	Three Months Ended March 31,
	2023	2022
Net Sales	$219.1	$256.0
Segment Earnings	5.3	24.8
Segment margin	2.4%	9.7%
Rest of World sales of $219.1 million in the first quarter of 2023 decreased 14 percent compared to the first quarter of 2022, including an unfavorable currency translation impact of $17 million. In local currency, segment sales decreased by approximately eight percent compared to last year. The decrease in sales in the first quarter of 2023 was driven primarily by lower consumer demand in China due to COVID-19. Sales in India increased 28% in local currency in the first quarter of 2023 on strong demand for our water heater and water treatment products compared to the prior year quarter.
Rest of World segment earnings were $5.3 million in the first quarter of 2023, compared to $24.8 million in the first quarter of 2022. Segment margins were 2.4 percent and 9.7 percent in the first quarter of 2023 and 2022, respectively. Lower segment earnings and segment margin in the first quarter of 2023, were primarily driven by the impairment expense of $12.5 million associated with our commitment to sell our business in Turkey and lower sales in China.
Adjusted segment earnings and adjusted segment margin in the first quarter of 2023 were $17.8 million and 8.1 percent, respectively. Adjusted segment earnings and adjusted segment margin in the first quarter of 2023 exclude the $12.5 million of impairment expense. We estimate our 2023 Rest of World adjusted segment margin will be approximately 10 percent, excluding the impairment expense.
Outlook
We expect our consolidated sales in 2023 to be flat to 2022 with a range of plus or minus two percent. Our sales projection is driven by expected flat industry residential unit volumes in North America, increased commercial water heater volumes, higher boiler and water treatment sales in North America, and higher sales in China. We assume that currency translation will negatively impact sales by approximately two percent. As a result, we expect to achieve full-year earnings of between $3.20 and $3.40 per share and adjusted earnings of between $3.30 and $3.50 per share. Our guidance excludes the impacts from potential future acquisitions.

Liquidity & Capital Resources
Our working capital was $748.1 million at March 31, 2023, and higher compared with $699.5 million at December 31, 2022. The increase in working capital was primarily driven by lower accounts payable, payroll-related accruals and inventory balances than at December 31, 2022, which were partially offset by higher accrued liabilities. In addition, cash balances as of March 31, 2023 were positively impacted by $2.4 million due to the effects of changes in foreign currency during the year.

(dollars in millions)	Three Months Ended March 31,
	2023	2022
Cash provided by operating activities	$119.9	$16.5
Cash (used in) provided by investing activities	(9.8)	2.1
Cash used in financing activities	(97.5)	(56.1)
Cash provided by operating activities in the first three months of 2023 was $119.9 million compared with $16.5 million in the same period last year. Cash provided by higher earnings in the first three months of 2023 compared with the prior year was also positively impacted by lower incentive payments in 2023 and lower inventory levels. Our free cash flow in the first three months of 2023 and 2022 was $109.2 million and $3.6 million, respectively. We expect cash provided by operating activities to be between $650 million and $700 million in 2023. We expect free cash flow to be between $575 million and $625 million in 2023. Free cash flow is a non-GAAP measure and is described in more detail in the Non-GAAP Measures section below.
Capital expenditures totaled $10.7 million in the first three months of 2023 compared with $12.9 million in the same period last year. We project 2023 capital expenditures will be between $70 and $75 million and full-year depreciation and amortization expense will be approximately $70 million.
In 2021, we renewed and amended our $500 million revolving credit facility, which now expires on April 1, 2026. The renewed and amended facility, with a group of nine banks, has an accordion provision that allows it to be increased up to $850 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of March 31, 2023, and expect to be in compliance for the foreseeable future. The facility backs up commercial paper and credit line borrowings. At March 31, 2023, we had $211.1 million outstanding under the facility and an available borrowing capacity of $288.9 million. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.
Our total debt decreased by $3.7 million in the first three months of 2023 which was primarily due to the payment of debt. Our leverage, as measured by the ratio of total debt to total capitalization, was 16.0 percent at March 31, 2023, compared with 16.5 percent at December 31, 2022.
In the first quarter of 2023, our Board of Directors approved adding 7,500,000 shares of common stock to our existing discretionary share repurchase authority. Under our share repurchase program, we may purchase our common stock through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors, which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. During the first three months of 2023, we repurchased 821,000 shares of our stock at a total cost of $53.1 million. At March 31, 2023, we had 7,057,462 shares remaining on the share repurchase authority. Depending on factors such as stock price, working capital requirements, and alternative investment opportunities, we expect to spend approximately $300 million on stock repurchases in 2023 through a combination of our Rule 10b5-1 automatic trading plan and open market repurchases.
On April 10, 2023, our Board of Directors declared a regular quarterly cash dividend of $0.30 per share on our Common Stock and Class A common stock. The dividend is payable on May 15, 2023, to shareholders of record on April 28, 2023.

Non-GAAP Financial Information
We provide non-GAAP measures of free cash flow, adjusted earnings, adjusted EPS, total segment earnings, adjusted segment earnings, and adjusted corporate expense. We define free cash flow as cash provided by operating activities less capital expenditures. Our adjusted earnings, adjusted EPS, adjusted segment earnings, and adjusted corporate expenses exclude the impact of the 2023 impairment expense and 2022 non-operating pension expenses.
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
A. O. SMITH CORPORATION
Adjusted Earnings and Adjusted Earnings Per Share
(dollars in millions, except per share data)
(unaudited)
The following is a reconciliation of net earnings and diluted earnings per share to adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP):

	Three Months Ended March 31,
	2023	2022
Net Earnings (GAAP)	$126.9	$119.8
Impairment expense, before tax	15.6	—
Pension expense, before tax	—	2.9
Tax effect on above items	—	(0.7)
Adjusted Earnings (non-GAAP)	$142.5	$122.0

Diluted Earnings Per Share (GAAP)	$0.84	$0.76
Impairment expense per diluted share, before tax	0.10	—
Pension expense per diluted share, before tax	—	0.01
Tax effect on above items per diluted share	—	—
Adjusted Earnings Per Share (non-GAAP)	$0.94	$0.77

A. O. SMITH CORPORATION
Adjusted Segment Earnings
(dollars in millions)
(unaudited)
The following is a reconciliation of reported earnings before provision for income taxes to total segment earnings (non-GAAP) and adjusted segment earnings (non-GAAP):

	Three Months Ended March 31,
	2023	2022
Earnings Before Provision for Income Taxes (GAAP)	$171.3	$156.6
Add: Corporate expense(1)	18.6	18.4
Add: Interest expense	4.0	1.5
Total Segment Earnings (non-GAAP)	$193.9	$176.5

North America(2)	$188.6	$151.8
Rest of World(3)	5.3	24.8
Inter-segment earnings elimination	—	(0.1)
Total Segment Earnings (non-GAAP)	$193.9	$176.5

Additional Information
(1)Corporate expense	$(18.6)	$(18.4)
Impairment expense, before tax	3.1	—
Pension expense, before tax	—	0.3
Adjusted Corporate expense (non-GAAP)	$(15.5)	$(18.1)

(2)North America	$188.6	$151.8
Pension expense, before tax	—	2.6
Adjusted North America (non-GAAP)	$188.6	$154.4

(3)Rest of World	$5.3	$24.8
Impairment expense, before tax	12.5	—
Adjusted Rest of World (non-GAAP)	$17.8	$24.8

A. O. SMITH CORPORATION
Free Cash Flow
(dollars in millions)
(unaudited)

The following is a reconciliation of reported cash flow from operating activities to free cash flow (non-GAAP):

	Three Months Ended, March 31,
	2023	2022
Cash provided by operating activities (GAAP)	$119.9	$16.5
Less: Capital expenditures	(10.7)	(12.9)
Free cash flow (non-GAAP)	$109.2	$3.6

A. O. SMITH CORPORATION
2023 Adjusted EPS Guidance and 2022 Adjusted EPS
(unaudited)

The following is a reconciliation of diluted EPS to adjusted EPS (non-GAAP) (all items are net of tax):

	2023 Guidance		2022
Diluted EPS (GAAP)	$ 3.20 - 3.40		$1.51
Impairment expense	0.10	(1)	—
Pension settlement charges	—		1.60	(2)
Pension expense	—		0.06	(3)
Legal judgment income	—		(0.05)
Terminated acquisition-related expenses	—		0.02
Adjusted EPS (non-GAAP)	$ 3.30 - 3.50		$3.14
(1)Includes pre-tax impairment expense of $12.5 million and $3.1 million, within the Rest of World segment and Corporate expenses, respectively.
(2)Includes pre-tax pension settlement charges of $346.8 million and $70.5 million, within the North America segment and Corporate expenses, respectively.
(3)Includes pre-tax pension expense of $9.7 million and $2.0 million, within the North America segment and Corporate expenses, respectively.

Critical Accounting Policies
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2022. We believe that at March 31, 2023, there was no material change to this information.
Recent Accounting Pronouncements
Refer to Recent Accounting Pronouncements in Note 1 – Basis of Presentation in the notes to our condensed consolidated financial statements included in Part 1 Financial Information.
Forward Looking Statements
This filing contains statements that the Company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “continue,” “guidance”, “outlook” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: further softening in U.S. residential water heater demand; negative impacts to the Company, particularly the demand for its products, resulting from global inflationary pressures or a potential recession in one or more of the markets in which the Company participates; the Company’s ability to continue to obtain commodities, components, parts and accessories on a timely basis through its supply chain and at expected costs; negative impacts to demand for the Company’s products, particularly commercial products, as a result of the severity and duration of the lingering effects of the COVID-19 pandemic; further weakening in U.S. residential or commercial construction or instability in the Company's replacement markets; inability of the Company to implement or maintain pricing actions; inconsistent recovery of the Chinese economy or decline in the growth rate of consumer spending or housing sales in China; negative impact to the Company’s business in China as a result of future COVID-19 related disruptions there; negative impact to the Company's businesses from international tariffs, trade disputes and geopolitical differences, including the conflict in Ukraine; potential weakening in the high-efficiency boiler segment in the U.S.; substantial defaults in payment by, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; foreign currency fluctuations; the Company’s inability to successfully integrate or achieve its strategic objectives resulting from acquisitions; competitive pressures on the Company’s businesses; the impact of potential information technology or data security breaches; changes in government regulations or regulatory requirements; the inability to respond to secular trends toward decarbonization and energy efficiency and adverse developments in general economic, political and business conditions in key regions of the world. Forward-looking statements included in this filing are made only as of the date of this filing, and the Company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the Company, or persons acting on its behalf, are qualified entirely by these cautionary statements.
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2022, we are exposed to various types of market risks, including currency and certain commodity risks. Our quantitative and qualitative disclosures about market risk have not materially changed since that report was filed. We monitor our currency and commodity risks on a continuous basis and generally enter into forward and futures contracts to minimize these exposures. The majority of the contracts are for periods of less than one year. Our Company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.
ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon this evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS
There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 16 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the first quarter of 2023, our Board of Directors approved adding 7,500,000 shares of common stock to the existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In the first quarter of 2023, we repurchased 821,000 shares at an average price of $64.63 per share and at a total cost of $53.1 million. As of March 31, 2023, there were 7,057,462 shares remaining on the existing repurchase authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1 - January 31, 2023	315,000	$60.14	315,000	7,563,462
February 1 - February 28, 2023	230,000	67.29	230,000	7,333,462
March 1 - March 31, 2023	276,000	67.52	276,000	7,057,462
ITEM 6 - EXHIBITS
Refer to the Exhibit Index on page 28 of this report.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2023 and 2022, (ii) the Condensed Consolidated Statement of Comprehensive Earnings for the three months ended March 31, 2023 and 2022, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2023, and December 31, 2022 (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2023 and 2022 (v) the Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2023 and 2022 (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

April 28, 2023	/s/ Benjamin A. Otchere
Benjamin A. Otchere
Vice President and Controller

/s/ Charles T. Lauber
Charles T. Lauber
Executive Vice President and Chief Financial Officer