Form 10-Q
period 2023-09-30
SMITH A O CORP
filed 2023-10-27
CIK 91142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☒ No
Class A Common Stock Outstanding as of October 25, 2023 - 25,892,752 shares
Common Stock Outstanding as of October 25, 2023 - 122,827,676 shares

Index
A. O. Smith Corporation

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$937.5	$874.2	$2,864.7	$2,817.8
Cost of products sold	581.3	569.2	1,749.7	1,836.8
Gross profit	356.2	305.0	1,115.0	981.0
Selling, general and administrative expenses	174.9	155.5	542.4	502.0
Impairment expense	—	—	15.6	—
Interest expense	2.4	2.4	10.9	6.0
Other expense (income), net	2.5	2.4	(10.5)	6.4
Earnings before provision for income taxes	176.4	144.7	556.6	466.6
Provision for income taxes	41.0	34.9	137.3	110.8
Net Earnings	$135.4	$109.8	$419.3	$355.8
Basic Net Earnings Per Share of Common Stock(1)	$0.90	$0.71	$2.79	$2.29
Diluted Net Earnings Per Share of Common Stock(1)	$0.90	$0.71	$2.77	$2.27
Dividends Per Share of Common Stock	$0.30	$0.28	$0.90	$0.84
(1) Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net earnings	$135.4	$109.8	$419.3	$355.8
Other comprehensive earnings (loss)
Foreign currency translation adjustments	(6.9)	(28.9)	(5.4)	(52.9)
Unrealized (losses) gains on cash flow derivative instruments, less related income tax benefit (provision) of $0.3 and $0.8 in 2023, $(1.1) and $(1.6) in 2022	(0.8)	3.5	(2.4)	5.0
Adjustment to pension liability, less related income tax provision of $0.0 and $(0.1) in 2023, $(1.3) and $(3.8) in 2022	—	3.7	0.1	11.2
Comprehensive Earnings	$127.7	$88.1	$411.6	$319.1
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	(unaudited) September 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$281.0	$391.2
Marketable securities	60.8	90.6
Receivables	587.4	581.2
Inventories	519.0	516.4
Other current assets	56.3	54.3
Total Current Assets	1,504.5	1,633.7
Property, plant and equipment	1,382.1	1,364.8
Less accumulated depreciation	(801.0)	(774.1)
Net property, plant and equipment	581.1	590.7
Goodwill	630.5	619.7
Other intangibles	338.6	347.9
Operating lease assets	33.3	29.8
Other assets	112.1	110.5
Total Assets	$3,200.1	$3,332.3
Liabilities
Current Liabilities
Trade payables	$561.8	$625.8
Accrued payroll and benefits	86.7	75.7
Accrued liabilities	175.2	159.1
Product warranties	61.9	63.6
Debt due within one year	10.0	10.0
Total Current Liabilities	895.6	934.2
Long-term debt	119.6	334.5
Product warranties	119.8	118.9
Long-term operating lease liabilities	26.0	22.4
Other liabilities	156.7	174.6
Total Liabilities	1,317.7	1,584.6
Stockholders’ Equity
Class A Common Stock (shares issued, 26,028,448 and 26,035,656 as of September 30, 2023 and December 31, 2022, respectively)	130.2	130.2
Common Stock (shares issued 164,679,146 and 164,671,938 as of September 30, 2023 and December 31, 2022, respectively)	164.7	164.7
Capital in excess of par value	570.8	555.9
Retained earnings	3,168.5	2,885.0
Accumulated other comprehensive loss	(90.1)	(82.4)
Treasury stock at cost	(2,061.7)	(1,905.7)
Total Stockholders’ Equity	1,882.4	1,747.7
Total Liabilities and Stockholders’ Equity	$3,200.1	$3,332.3
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net earnings	$419.3	$355.8
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	57.5	56.5
Stock based compensation expense	10.1	10.4
Non-cash impairment	15.6	—
Pension settlement income	(6.0)	—
Pension settlement income non-cash taxes	1.5	—
Net changes in operating assets and liabilities:
Current assets and liabilities	(44.6)	(212.6)
Noncurrent assets and liabilities	(14.4)	4.6
Cash Provided by Operating Activities	439.0	214.7
Investing Activities
Capital expenditures	(42.7)	(50.9)
Acquisitions of businesses	(16.1)	(8.0)
Investments in marketable securities	(63.1)	(35.3)
Net proceeds from sale of marketable securities	91.1	152.5
Cash (Used in) Provided by Investing Activities	(30.8)	58.3
Financing Activities
Long-term debt (repaid) incurred	(214.9)	94.6
Common stock repurchases	(161.4)	(282.0)
Net proceeds (payments) from stock option activity	11.3	(1.6)
Dividends paid	(135.7)	(131.1)
Cash Used in Financing Activities	(500.7)	(320.1)
Effect of exchange rate changes on cash and cash equivalents	(17.7)	(37.4)
Net decrease in cash and cash equivalents	(110.2)	(84.5)
Cash and cash equivalents - beginning of period	391.2	443.3
Cash and Cash Equivalents - End of Period	$281.0	$358.8
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Class A Common Stock
Balance at the beginning of period	$130.2	$130.5	$130.2	$130.5
Conversion of Class A Common Stock	—	(0.2)	—	(0.2)
Balance at end of period	$130.2	$130.3	$130.2	$130.3
Common Stock
Balance at the beginning of period	$164.7	$164.7	$164.7	$164.7
Conversion of Class A Common Stock	—	$—	—	$—
Balance at end of period	$164.7	$164.7	$164.7	$164.7
Capital in Excess of Par Value
Balance at the beginning of period	$568.3	$553.1	$555.9	$545.2
Conversion of Class A Common Stock	—	0.2	—	0.2
Issuance of share units	—	—	(10.3)	(6.0)
Vesting of share units	(0.1)	—	(3.2)	(2.4)
Stock based compensation expense	1.2	1.2	9.3	10.1
Exercises of stock options	1.3	0.4	7.8	0.8
Issuance of share based compensation	0.1	—	11.3	7.0
Balance at end of period	$570.8	$554.9	$570.8	$554.9
Retained Earnings
Balance at the beginning of period	$3,078.4	$2,984.6	$2,885.0	$2,826.6
Net earnings	135.4	109.8	419.3	355.8
Dividends on stock	(45.3)	(43.3)	(135.8)	(131.3)
Balance at end of period	$3,168.5	$3,051.1	$3,168.5	$3,051.1
Accumulated Other Comprehensive Loss (see Note 16)	$(90.1)	$(368.1)	$(90.1)	$(368.1)
Treasury Stock
Balance at the beginning of period	$(1,970.8)	$(1,694.0)	$(1,905.7)	$(1,503.4)
Exercise of stock options	1.7	0.5	3.5	(2.4)
Stock incentives and directors’ compensation	—	—	0.3	0.3
Shares repurchased	(91.8)	(91.6)	(161.4)	(282.0)
Excise tax on repurchases of common stock	(0.9)	—	(1.6)	—
Vesting of share units	0.1	—	3.2	2.4
Balance at end of period	$(2,061.7)	$(1,785.1)	$(2,061.7)	$(1,785.1)
Total Stockholders’ Equity	$1,882.4	$1,747.8	$1,882.4	$1,747.8
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full year. It is suggested the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 14, 2023.
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
Additionally, certain customers in China pay the Company prior to the shipment of products resulting in a customer deposits liability of $155.9 million and $85.7 million at September 30, 2023 and December 31, 2022, respectively. Customer deposit liabilities are short term in nature, recognized into revenue within one year of receipt. The Company assesses the collectability of customer receivables based on the creditworthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for credit losses, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors including forward-looking information when establishing adequate allowances for credit losses, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. The Company’s allowance for credit losses was $9.3 million and $9.5 million at September 30, 2023 and December 31, 2022, respectively.
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
The following table disaggregates the Company’s net sales by segment. As described above, the Company’s North America segment sales are further disaggregated by major product line. In addition, the Company’s Rest of World segment sales are disaggregated by China and all other Rest of World:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
North America
Water heaters and related parts	$593.7	$525.6	$1,833.6	$1,755.3
Boilers and related parts	61.8	75.5	181.5	203.4
Water treatment products	54.4	51.8	169.8	168.4
Total North America	709.9	652.9	2,184.9	2,127.1
Rest of World
China	$201.3	$194.3	$609.2	$624.1
All other Rest of World	32.1	35.9	87.5	92.0
Total Rest of World	233.4	230.2	696.7	716.1
Inter-segment sales	(5.8)	(8.9)	(16.9)	(25.4)
Total Net Sales	$937.5	$874.2	$2,864.7	$2,817.8

3. Acquisition and Disposition
Acquisition
During the third quarter of 2023, the Company acquired a privately-held water treatment company. The Company paid an aggregate cash purchase price of $16.1 million, net of cash acquired. The addition of the acquired company expands the Company's water treatment platform. The acquired company is included in the North America segment.
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

4. Leases (continued)
Supplemental balance sheet information related to leases is as follows:

(dollars in millions)	September 30, 2023	December 31, 2022
Liabilities
Short term: Accrued liabilities	$9.4	$9.9
Long term: Operating lease liabilities	26.0	22.4
Total operating lease liabilities	$35.4	$32.3
Less: Rent incentives and deferrals	(2.1)	(2.5)
Assets
Operating lease assets	$33.3	$29.8

Lease Term and Discount Rate	September 30, 2023
Weighted-average remaining lease term	7.1 years
Weighted-average discount rate	4.10%

The components of lease expense were as follows:

(dollars in millions)		Three months ended September 30,
Lease Expense	Classification	2023(1)	2022(2)
Operating lease expense	Cost of products sold	$1.5	$0.7
	Selling, general and administrative expenses	3.9	4.1
(1)2023 includes short-term and variable lease expenses of $1.2 million and $1.0 million, respectively.
(2)2022 includes short-term and variable lease expenses of $0.5 million and $0.8 million, respectively.

(dollars in millions)		Nine Months Ended September 30,
Lease Expense	Classification	2023(1)	2022(2)
Operating lease expense	Cost of products sold	$4.1	$2.7
	Selling, general and administrative expenses	12.3	12.4
(1)2023 includes short-term and variable lease expenses of $3.4 million and $3.4 million, respectively.
(2)2022 includes short-term and variable lease expenses of $1.6 million and $2.5 million, respectively.
Maturities of lease liabilities were as follows:

(dollars in millions)	September 30, 2023
2023	$2.9
2024	9.8
2025	7.2
2026	5.2
2027	3.5
After 2027	13.2
Total lease payments	41.8
Less: Imputed interest	(6.4)
Present value of operating lease liabilities	$35.4

5. Inventories
The following table presents the components of the Company’s inventory balances:

(dollars in millions)	September 30, 2023	December 31, 2022
Finished products	$187.0	$174.4
Work in process	47.0	42.1
Raw materials	334.0	349.2
Inventories, at FIFO cost	568.0	565.7
LIFO reserve	(49.0)	(49.3)
Inventories, at LIFO cost	$519.0	$516.4
6. Product Warranties
The Company offers warranties on the sales of certain of its products with terms that are consistent with the market and records an accrual for the estimated future claims. The following table presents the Company’s warranty liability activity:

(dollars in millions)	Three Months Ended September 30,
	2023	2022
Balance at July 1,	$180.7	$180.0
Expense	18.6	14.0
Claims settled	(17.6)	(16.8)
Balance at September 30,	$181.7	$177.2

(dollars in millions)	Nine Months Ended September 30,
	2023	2022
Balance at January 1,	$182.5	$184.4
Expense	55.3	42.6
Claims settled	(56.1)	(49.8)
Balance at September 30,	$181.7	$177.2
7. Debt
In 2021, the Company renewed and amended its $500 million multi-year multi-currency revolving credit agreement with a new expiration date of April 1, 2026. The facility has an accordion provision that allows it to be increased up to $850 million if certain conditions (including lender approval) are satisfied. Borrowings under the Company's bank credit lines and commercial paper borrowings are supported by a $500 million revolving credit agreement. As a result of the long-term nature of this facility, the Company’s commercial paper and credit line borrowings are classified as long-term debt at September 30, 2023. At its option, the Company either maintains cash balances or pays fees for bank credit and services. The facility requires the Company to maintain two financial covenants, a leverage ratio test and an interest coverage test. The Company was in compliance with the covenants as of September 30, 2023.

8. Earnings per Share of Common Stock
The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Denominator for basic earnings per share - weighted average shares	150,103,113	154,197,072	150,488,897	155,625,624
Effect of dilutive stock options and share units	1,106,861	877,790	1,058,910	1,037,520
Denominator for diluted earnings per share	151,209,974	155,074,862	151,547,807	156,663,144
9. Stock Based Compensation
The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the Incentive Plan) effective January 1, 2007, and the Incentive Plan was recently reapproved by stockholders on April 15, 2020. The Incentive Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of share units at September 30, 2023 was 2,475,242. Upon stock option exercise or share unit vesting, shares are issued from treasury stock. Total stock based compensation expense recognized in the three months ended September 30, 2023 and 2022 was $1.5 million and $1.4 million, respectively. Total stock based compensation expense recognized in the nine months ended September 30, 2023 and 2022 was $10.1 million and $10.4 million, respectively.
Stock Options
Beginning in 2023, the Company no longer grants stock options. Stock options previously granted have a three year pro rata vesting from the date of grant. Stock options were issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant. For active employees, all options granted expire ten years after the date of grant. The Company’s stock options are expensed ratably over the three year vesting period; however, included in the stock option expense for the nine months ended September 30, 2022 was expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Stock based compensation expense attributable to stock options in the three months ended September 30, 2023 and 2022 was $0.3 million and $0.5 million, respectively. Stock based compensation expense attributable to stock options in the nine months ended September 30, 2023 and 2022 was $0.9 million and $5.0 million, respectively.

Changes in options, all of which relate to the Company’s Common Stock, were as follows for the nine months ended September 30, 2023:

	Weighted- Avg. Per Share Exercise Price	Number of Options	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2023	$51.22	2,481,606
Exercised	43.12	(356,007)
Forfeited	65.03	(6,471)
Outstanding at September 30, 2023	52.54	2,119,128	7 years	$31.3
Exercisable at September 30, 2023	49.52	1,795,586	6 years	$30.7
The weighted-average fair value per option at the date of grant during the nine months ended September 30, 2022 using the Black-Scholes option-pricing model was $17.57. Assumptions were as follows:

9. Stock Based Compensation (continued)

Nine Months Ended September 30,
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
Share Units
Participants in the Incentive Plan may also be awarded share units. Share units vest three years after the date of grant. The Company granted 168,688 and 94,604 share units under the Incentive Plan in the nine months ended September 30, 2023 and 2022, respectively.
The share units were valued at $11.3 million and $6.9 million at the date of issuance in 2023 and 2022, respectively, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period; however, included in share unit expense in the three and nine months ended September 30, 2023 and 2022 was expense associated with accelerated vesting of share unit awards for certain employees who are retirement eligible or will become retirement eligible during the vesting period. Stock based compensation expense attributable to share units of $1.1 million and $1.0 million was recognized in the three months ended September 30, 2023 and 2022, respectively. Stock based compensation expense attributable to share units of $8.7 million and $5.5 million was recognized in the nine months ended September 30, 2023 and 2022, respectively. Certain non-U.S.-based employees receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.
A summary of share unit activity under the Incentive Plan is as follows for the nine months ended September 30, 2023:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2023	379,919	$52.92
Granted	168,688	67.18
Vested	(159,028)	49.41
Forfeited	(5,684)	66.26
Issued and unvested at September 30, 2023	383,895	63.29
Performance Stock Units
Beginning in 2023, certain executives may be awarded performance stock units under the Incentive Plan. Performance stock units vest over three years following the date of the grant. Performance stock units vest under a set of measurement criteria which are based upon achievement of certain Environmental, Social, and Governance targets. Potential payouts range from zero to 150% of the target awards and changes from target amounts are reflected as performance adjustments. The Company granted 24,580 performance stock units under the Incentive Plan in the nine months ended September 30, 2023.
The performance stock units were valued at $1.7 million at the date of issuance in 2023, based on the price of the Company’s Common Stock at the date of grant of $67.14. The performance stock units are recognized as compensation expense ratably over the three-year vesting period. Stock based compensation expense attributable to performance stock units of $0.2 million and $0.5 million was recognized in the three and nine months ended September 30, 2023, respectively. Certain non-U.S.-based executives receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.

9. Stock Based Compensation (continued)
A summary of stock unit activity under the Incentive Plan is as follows for the nine months ended September 30, 2023:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2023	—	$—
Granted	24,580	67.14
Forfeited	(557)	67.14
Performance adjustments	12,285	67.14
Issued and unvested at September 30, 2023	36,308	67.14
10. Pensions
The following table presents the components of the Company’s net pension expense:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$0.2	$0.4	$0.7	$1.1
Interest cost	0.3	3.6	0.9	10.9
Expected return on plan assets	(0.3)	(5.4)	(0.9)	(16.1)
Amortization of unrecognized loss	—	5.1	0.1	15.3
Amortization of prior service cost	—	(0.1)	0.1	(0.3)
Defined benefit plan expense before settlement income	0.2	3.6	0.9	10.9
Settlement income	—	—	(6.0)	—
Total pension (income) expense	$0.2	$3.6	$(5.1)	$10.9
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
In 2021, the Company's Board of Directors approved the termination of the Company's largest defined benefit pension plan (the Plan) with a termination date of December 31, 2021. The Plan represented over 95 percent of the Company's pension plan liability. In the fourth quarter of 2022, the Company settled Plan liabilities through lump-sum payments from existing plan assets to eligible participants who elected to receive them and through the purchase of annuities from Mass Mutual Life Insurance Company (MML). In the second quarter of 2023, the Company realized pre-tax pension settlement income of $6.0 million, of which $5.0 million was recorded in the North America segment and $1.0 million in Corporate Expense, and included $1.5 million in related tax benefits. The pension settlement income related to refunds from MML to the Plan for the final reconciliation of participant data. The remaining pension assets associated with the Plan at September 30, 2023 were $27.4 million. The Company intends to use the remaining assets to fund future non-elective contributions to the Company’s defined contribution plan. For additional information regarding the termination of the Plan and the Company’s defined contribution plan, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 14, 2023.

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

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales
North America	$709.9	$652.9	$2,184.9	$2,127.1
Rest of World	233.4	230.2	696.7	716.1
Inter-segment	(5.8)	(8.9)	(16.9)	(25.4)
	$937.5	$874.2	$2,864.7	$2,817.8
Segment earnings
North America(1)	$170.0	$141.8	$557.7	$453.5
Rest of World(2)	23.2	21.8	56.8	64.7
Inter-segment earnings elimination	—	—	—	(0.1)
	193.2	163.6	614.5	518.1
Corporate expense(3)	(14.4)	(16.5)	(47.0)	(45.5)
Interest expense	(2.4)	(2.4)	(10.9)	(6.0)
Earnings before income taxes	176.4	144.7	556.6	466.6
Provision for income taxes	41.0	34.9	137.3	110.8
Net earnings	$135.4	$109.8	$419.3	$355.8

Additional Information
(1) Adjustments: North America
includes pension settlement income of:	$—	$—	$(5.0)	$—
includes pension expense of:	$—	$2.6	$—	$7.8
includes legal judgment income of:	$—	$(11.5)	$—	$(11.5)
(2) Adjustments: Rest of World
includes impairment expense of:	$—	$—	$12.5	$—
(3) Adjustments: Corporate expense
includes terminated acquisition-related expenses of:	$—	$4.3	$—	$4.3
includes pension settlement income of:	$—	$—	$(1.0)	$—
includes impairment expense of:	$—	$—	$3.1	$—
includes pension expense of:	$—	$0.4	$—	$1.1

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

Assets (liabilities) measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	Balance Sheet Location	September 30, 2023	December 31, 2022
Quoted prices in active markets for identical assets (Level 1)	Marketable Securities	$60.8	$90.6
Significant other observable inputs (Level 2)	Other current assets	4.7	6.5
Items measured at fair value were comprised of the Company’s marketable securities (Level 1) and derivative instruments (Level 2). There were no changes in the Company's valuation techniques used to measure fair values on a recurring basis during the nine months ended September 30, 2023.
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

13. Derivative Instruments (continued)
The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts that are designated as cash flow hedges:

(dollars in millions)	September 30, 2023		December 31, 2022
	Buy	Sell	Buy	Sell
British pound	$—	$0.4	$—	$—
Canadian dollar	—	73.4	—	76.8
Euro	16.9	—	30.2	—
Mexican peso	12.3	—	15.7	—
Total	$29.2	$73.8	$45.9	$76.8
Net Investment Hedges
The Company enters into certain foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For the derivative instruments that are designated and qualify as net investment hedges, gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its non-U.S. subsidiaries. These hedges are determined to be effective. The Company recognized $(0.2) million and zero of after-tax losses associated with hedges of net investments in non-U.S. subsidiaries in currency translation adjustment in other comprehensive loss in the three months ended September 30, 2023 and September 30, 2022, respectively. The Company recognized $1.1 million and $1.4 million of after-tax gains associated with hedges of a net investment in non-U.S. subsidiaries in currency translation adjustment in other comprehensive loss in the nine months ended September 30, 2023 and September 30, 2022, respectively. The contractual amount of the Company's foreign currency forward contracts that are designated as net investment hedges was $204.0 million as of September 30, 2023.
The following tables present the impact of derivative contracts on the Company’s financial statements.
Fair value of derivatives designated as hedging instruments under ASC 815:

(dollars in millions)	Balance Sheet Location	September 30, 2023	December 31, 2022
Foreign currency contracts	Other current assets	$4.2	$6.4

The effect of cash flow hedges on the condensed consolidated statement of earnings:
Three Months Ended September 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain recognized in other comprehensive loss on derivatives		Location of gain reclassified from accumulated other comprehensive loss into earnings	Amount of gain reclassified from accumulated other comprehensive loss into earnings
	2023	2022		2023	2022
Foreign currency contracts	$1.4	$5.7	Cost of products sold	$2.5	$1.0
Nine Months Ended September 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain recognized in other comprehensive loss on derivatives		Location of gain reclassified from accumulated other comprehensive loss into earnings	Amount of gain reclassified from accumulated other comprehensive loss into earnings
	2023	2022		2023	2022
Foreign currency contracts	$3.6	$8.5	Cost of products sold	$6.7	$1.8

13. Derivative Instruments (continued)
Balance Sheet Hedges
Foreign Exchange Contracts
The Company periodically enters into foreign exchange contracts to mitigate the foreign currency volatility relative to certain intercompany loans. These foreign exchange contracts did not qualify for hedge accounting in accordance with ASC 815 and as such were marked to market through earnings. The fair value of the foreign exchange contracts was an asset balance of $0.5 million as of September 30, 2023 which was recorded in Other current assets within the consolidated balance sheet. The fair value of the foreign exchange contracts was an asset balance of $0.1 million as of December 31, 2022 and recorded in Other current assets within the consolidated balance sheet.
The following table summarizes the contractual amounts of the Company's foreign exchange contracts that are designated as balance sheet hedges:

(dollars in millions)	September 30, 2023		December 31, 2022
	Buy	Sell	Buy	Sell
Canadian dollar	$—	$45.5	$—	$81.5
Chinese yuan	200.6	—	—	—

The amounts recognized within the consolidated statements of earnings related to the Company's foreign exchange contracts are set forth below.
Three Months Ended September 30 (dollars in millions):

Derivatives not designated as hedging instruments:	Location within the consolidated statements of earnings	2023	2022
Foreign exchange contracts	Other expense (income) - net	$1.1	$0.4
Nine Months Ended September 30 (dollars in millions):

Derivatives not designated as hedging instruments:	Location within the consolidated statements of earnings	2023	2022
Foreign exchange contracts	Other expense (income) - net	$1.1	$1.5
14. Income Taxes
The Company’s effective income tax rate for the three and nine months ended September 30, 2023 was 23.2 percent and 24.7 percent, respectively. The Company estimates that its annual effective income tax rate for the full year 2023 will be approximately 24 percent. The effective income tax rate for the three and nine months ended September 30, 2022 was 24.1 percent and 23.7 percent, respectively. The change in the effective income tax rate for the three and nine months ended September 30, 2023 compared to the effective income tax rate for the three and nine months ended September 30, 2022 was primarily due to a change in geographical earnings mix. In addition, results in the nine months ended September 30, 2023 included a $15.6 million impairment expense recorded with no associated tax benefit. Refer to Note 3 - Acquisition and Disposition for additional information regarding the impairment expense.
As of September 30, 2023, the Company had $15.0 million of unrecognized tax benefits of which $2.9 million would affect its effective income tax rate if recognized. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company’s U.S. federal income tax returns and its U.S. state and local income tax returns are subject to audit for the years 2017-2023 and 2009-2023, respectively. The Company is subject to examinations in foreign tax jurisdictions for the years 2017-2023.

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
Before considering any reduction of distributor rebate accruals of $1.0 million and $1.1 million as of September 30, 2023 and December 31, 2022, respectively, and from the resale of the related inventory, the gross amount the Company would be obligated to repurchase, which would be contingent on the default of all of the outstanding loans, was approximately $1.7 million as of September 30, 2023 and $2.4 million as of December 31, 2022. The Company’s reserves for estimated losses under repurchase arrangements were immaterial as of September 30, 2023 and December 31, 2022.
16. Changes in Accumulated Other Comprehensive Loss by Component
Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)	Three Months Ended September 30,
	2023	2022
Cumulative foreign currency translation
Balance at beginning of period	$(82.6)	$(68.7)
Other comprehensive loss before reclassifications	(6.9)	(28.9)
Balance at end of period	(89.5)	(97.6)
Unrealized net gain on cash flow derivatives
Balance at beginning of period	3.3	2.1
Other comprehensive gain before reclassifications	1.1	4.3
Realized gains on derivatives reclassified to cost of products sold (net of income tax provision of $0.6 and $0.2 in 2023 and 2022, respectively)	(1.9)	(0.8)
Balance at end of period	2.5	5.6
Pension liability
Balance at beginning of period	(3.1)	(279.8)
Amounts reclassified from accumulated other comprehensive loss:(1)	—	3.7
Balance at end of period	(3.1)	(276.1)
Accumulated other comprehensive loss, end of period	$(90.1)	$(368.1)

(1) Amortization of pension items:
Actuarial losses	$—	$5.1	(2)
Prior year service cost	—	(0.1)	(2)
	—	5.0
Income tax benefit	—	(1.3)
Reclassification net of income tax benefit	$—	$3.7
(2)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 - Pensions for additional details.

16. Changes in Accumulated Other Comprehensive Loss by Component (continued)

Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)	Nine Months Ended September 30,
	2023	2022
Cumulative foreign currency translation
Balance at beginning of period	$(84.1)	$(44.7)
Other comprehensive loss before reclassifications	(5.4)	(52.9)
Balance at end of period	(89.5)	(97.6)
Unrealized net gain on cash flow derivatives
Balance at beginning of period	4.9	0.6
Other comprehensive gain before reclassifications	2.7	6.4
Realized gains on derivatives reclassified to cost of products sold (net of income tax provision of $1.6 and $0.4 in 2023 and 2022, respectively)	(5.1)	(1.4)
Balance at end of period	2.5	5.6
Pension liability
Balance at beginning of period	(3.2)	(287.3)
Amounts reclassified from accumulated other comprehensive loss:(1)	0.1	11.2
Balance at end of period	(3.1)	(276.1)
Accumulated other comprehensive loss, end of period	$(90.1)	$(368.1)

(1) Amortization of pension items:
Actuarial losses	$0.1	$15.3	(2)
Prior year service cost	0.1	(0.3)	(2)
	0.2	15.0
Income tax benefit	(0.1)	(3.8)
Reclassification net of income tax benefit	$0.1	$11.2
(2)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 - Pensions for additional details.
Included in the results for the nine months ended September 30, 2023 is $11.0 million of foreign currency translation losses reclassified from accumulated other comprehensive loss to Net earnings related to the Company's sale of its business in Turkey. See Note 3 - Acquisition and Disposition for additional details.

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
We saw improvement in our supply chain during 2022, particularly in the second half of the year, which continued through the first nine months of 2023. We remain in close contact with our suppliers and logistics providers to resolve supply chain constraints as they arise.
We continue to seek acquisitions that enable geographic growth, expand our core business, and establish adjacencies. We will also continue to look for opportunities to add to our existing operations in high growth regions demonstrated by our previous introductions of water treatment products in India and kitchen appliances in China.
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
In our North America segment, we saw resilient demand in the residential water heater industry in the first nine months of 2023. We project 2023 industry residential unit volumes will grow approximately four percent compared to 2022. Demand for commercial electric water heaters was strong in the first nine months of 2023 compared to last year. Therefore, we expect that commercial water heater industry volumes in 2023 will increase mid-teens compared to 2022. Our boiler sales decreased 11 percent in the first nine months of 2023. We believe channel inventory levels of our residential and light commercial boiler products were elevated coming into 2023, but are now approaching near normal levels. Our boiler sales in the second half of 2022 benefited from a backlog reduction driven by production and supply chain improvements. Orders for our energy efficient, custom condensing boilers have remained steady. Based on these factors, we are reducing our boiler sales outlook to a decrease of high single digits in 2023 compared to 2022. We anticipate sales of our North America water treatment products will increase approximately five to seven percent in 2023, compared to 2022, primarily driven by pricing.
In our Rest of World segment, the economy remains challenged in China. We believe it will take time for consumer confidence to strengthen and for the economy to improve. We project our sales in China will grow three to five percent in 2023 in local currency compared to 2022. We assume that currency translation will negatively impact sales by approximately six percent.
Combining all of these factors, we expect our 2023 consolidated sales to be up two percent compared to 2022. Our guidance excludes the impacts from potential future acquisitions.

Results of Operations

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$937.5	$874.2	$2,864.7	$2,817.8
Cost of products sold	581.3	569.2	1,749.7	1,836.8
Gross profit	356.2	305.0	1,115.0	981.0
Gross profit margin %	38.0%	34.9%	38.9%	34.8%
Selling, general and administrative expenses	174.9	155.5	542.4	502.0
Impairment expense	—	—	15.6	—
Interest expense	2.4	2.4	10.9	6.0
Other expense (income), net	2.5	2.4	(10.5)	6.4
Earnings before provision for income taxes	176.4	144.7	556.6	466.6
Provision for income taxes	41.0	34.9	137.3	110.8
Net Earnings	$135.4	$109.8	$419.3	$355.8
Our sales in the third quarter of 2023 were $937.5 million, or 7.2 percent higher than the third quarter 2022 sales of $874.2 million. Sales in the first nine months of 2023 were $2,864.7 million, or approximately 1.7 percent higher than $2,817.8 million in the same period last year. Compared to the prior year quarter, higher volumes of residential water heaters were partially offset by lower boiler volumes in North America. In addition, our sales in the third quarter of 2023 were unfavorably impacted by approximately $13 million due to the depreciation of foreign currencies compared to the U.S. dollar. In the first nine months of 2023, higher volumes of residential and commercial water heaters more than offset unfavorable foreign currency impacts of approximately $53 million, unfavorable pricing, and lower boiler sales in our North America segment.
Our gross profit margin in the third quarter of 2023 was 38.0 percent and increased compared to 34.9 percent in the third quarter of 2022. Gross profit margin in the first nine months of 2023 was 38.9 percent compared to the gross profit margin of 34.8 percent in the first nine months of 2022. The higher gross profit margin in the third quarter and first nine months of 2023 compared to the same periods last year was primarily due to lower material costs.
Selling, general, and administrative (SG&A) expenses in the third quarter of 2023 increased by $19.4 million compared to the third quarter of 2022. SG&A expenses increased $40.4 million in the first nine months of 2023 compared to the prior year. The increase in SG&A expenses for the third quarter and first nine months of 2023 compared to the prior year periods was primarily due to higher employee costs, which includes management incentive expenses related to higher earnings and compensation increases. The prior year periods include the recognition of an $11.5 million favorable judgment against a competitor related to its infringement of one of our patents, which reduced SG&A expenses, and was partially offset by a $4.3 million expense associated with a terminated acquisition.
Impairment expense in the first nine months of 2023 was $15.6 million related to the sale of our business in Turkey. Of the $15.6 million impairment, $12.5 million was recorded in the Rest of World segment and $3.1 million in Corporate Expense. There was no impairment expense recorded in the third quarter of 2023.
Interest expense in the third quarter of 2023 was $2.4 million and flat to the same period last year. Interest expense in the first nine months of 2023 was $10.9 million compared to $6.0 million in the same period the previous year. The increase in interest expense in the first nine months of 2023 compared to the same period last year was primarily due to higher debt levels and interest rates.
Other expense (income), net was $2.5 million in the third quarter of 2023 and essentially flat compared to $2.4 million in the third quarter of 2022. Other expense (income), net was ($10.5) million in the first nine months of 2023 compared to expense of $6.4 million in the same period last year. The increase in Other expense (income), net was due to a reduction in pension expense of $10.0 million for the nine months ended 2023 compared to the prior year periods and also from $6.0 million of pension settlement income realized in the second quarter of 2023. See Note 10 - Pensions for additional information on the pension settlement.
Our effective income tax rate for the three and nine months ended September 30, 2023 was 23.2 percent and 24.7 percent, respectively. The effective income tax rate for the three and nine months ended September 30, 2022 was 24.1 percent and 23.7 percent, respectively. The change in the effective income tax rate for the three and nine months ended September 30, 2023 compared to the effective income tax rate for the three and nine months ended September 30, 2022 was primarily due to a change in geographical earnings mix. In addition, results in the nine months ended September 30, 2023 include a $15.6 million impairment expense recorded with no associated tax benefit. We estimate that our annual effective income tax rate for the full year of 2023 will be approximately 24 percent.
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
North America Segment

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Sales	$709.9	$652.9	$2,184.9	$2,127.1
Segment Earnings	170.0	141.8	557.7	453.5
Segment margin	23.9%	21.7%	25.5%	21.3%
Sales in our North America segment were $709.9 million in the third quarter of 2023, or $57.0 million higher than sales of $652.9 million in the third quarter of 2022. Sales in the first nine months of 2023 were $2,184.9 million, or $57.8 million higher than sales of $2,127.1 million in the same period last year. Higher sales in the third quarter of 2023 were primarily driven by higher residential water heater volumes, partially offset by lower boiler volumes. Increased sales in the first nine months of 2023 compared to the prior year period were primarily driven by higher residential and commercial water heater volumes, partially offset by unfavorable pricing and lower volumes of boilers.
North America segment earnings were $170.0 million in the third quarter of 2023, an increase of approximately 19.9 percent compared to segment earnings of $141.8 million in the third quarter of 2022. Segment earnings in the first nine months of 2023 were $557.7 million, an increase of 23.0 percent compared to segment earnings of $453.5 million in the first nine months of 2022. Segment margins were 23.9 percent and 21.7 percent in the third quarter of 2023 and 2022, respectively. Segment margins were 25.5 percent and 21.3 percent in the first nine months of 2023 and 2022, respectively.
Higher segment earnings and margins in the third quarter of 2023 compared to the prior year were primarily due to higher volumes of residential water heaters and lower material costs which more than offset lower boiler volumes. Higher segment earnings and margins in the first nine months of 2023 compared to the prior year were primarily due to the factors mentioned above and higher volumes of commercial water heaters. Additionally, in the first nine months of 2023, we realized pre-tax pension settlement income of $5.0 million.
Adjusted segment earnings and adjusted segment margin in the third quarter of 2022 were $132.9 million and 20.4 percent, respectively. Adjusted segment earnings and adjusted segment margin in the third quarter of 2022 exclude $2.6 million of pension expense and the recognition of the $11.5 million patent infringement judgment. Adjusted segment earnings and adjusted segment margin in the first nine months of 2023 were $552.7 million and 25.3 percent, respectively. Adjusted segment earnings and adjusted segment margin in the first nine months of 2023 exclude $5.0 million of pension settlement income. Adjusted segment earnings and adjusted segment margin in the first nine months of 2022 were $449.8 million and 21.1 percent, respectively. Adjusted segment earnings and adjusted segment margin in the first nine months of 2022 exclude $7.8 million of pension expense and the recognition of the $11.5 million patent infringement judgment. We estimate our 2023 North America segment margin will be approximately 25 percent.

Rest of World Segment

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Sales	$233.4	$230.2	$696.7	$716.1
Segment Earnings	23.2	21.8	56.8	64.7
Segment margin	9.9%	9.5%	8.2%	9.0%
Sales in the Rest of World segment were $233.4 million in the third quarter of 2023, or $3.2 million higher than sales of $230.2 million in the third quarter of 2022. Sales in the first nine months of 2023 were $696.7 million, or $19.4 million lower than sales of $716.1 million in the same period last year. The increased sales in the third quarter of 2023 were primarily driven by higher volumes in China, particularly in our kitchen appliance products, partially offset by unfavorable foreign currency translation of approximately $11 million. The decrease in sales in the first nine months of 2023 was primarily driven by approximately $42 million unfavorable impact of foreign currency translation, partially offset by favorable product mix.
Rest of World segment earnings were $23.2 million in the third quarter of 2023, compared to $21.8 million in the third quarter of 2022. Segment earnings in the first nine months of 2023 were $56.8 million compared to $64.7 million in the first nine months of 2022. Segment margins were 9.9 percent and 9.5 percent in the third quarter of 2023 and 2022, respectively. Segment margins were 8.2 percent and 9.0 percent in the first nine months of 2023 and 2022, respectively.
Higher segment earnings and segment margin in the third quarter of 2023 were primarily driven by sales of new products, particularly in our kitchen appliance products, and favorable mix in China. Lower segment earnings and segment margin in the first nine months of 2023 were primarily driven by the impairment expense of $12.5 million associated with the sale of our business in Turkey.
Adjusted segment earnings and adjusted segment margin in the first nine months of 2023 were $69.3 million and 9.9 percent, respectively. Adjusted segment earnings and adjusted segment margin in the first nine months of 2023 exclude the $12.5 million impairment expense. We estimate our 2023 Rest of World segment margin will be approximately nine percent, and adjusted segment margin will be approximately 10 percent, excluding the impairment expense.
Outlook
We expect our consolidated sales in 2023 to be up two percent compared with 2022. Our sales projection is driven by an expected increase of approximately four percent industry residential unit volumes, increased commercial water heater volumes, and higher water treatment sales, partially offset by lower boiler sales in North America. As a result, we expect to achieve full-year earnings of between $3.63 and $3.73 per share and adjusted earnings of between $3.70 and $3.80 per share. Our guidance excludes the impacts from potential future acquisitions.

Liquidity & Capital Resources
Our working capital was $608.9 million at September 30, 2023, compared with $699.5 million at December 31, 2022. Movements in working capital consisted of lower Cash and cash equivalents, and Marketable securities due to the paydown of our Long-term debt and Trade payables. In addition, as of September 30, 2023, cash balances were negatively impacted by $17.7 million due to changes in foreign currency during the year. Cash and cash equivalents used to fund our operations are primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We use a global cash pooling arrangement, intercompany borrowing, and some local credit lines to meet funding needs and allocate capital resources among various entities. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries. In the first nine months of 2023, we repatriated approximately $100 million of cash from our foreign subsidiaries through dividends and approximately $200 million through our global cash pooling arrangement. We used the proceeds to pay down outstanding debt balances.

(dollars in millions)	Nine Months Ended September 30,
	2023	2022
Cash provided by operating activities	$439.0	$214.7
Cash (used in) provided by investing activities	(30.8)	58.3
Cash used in financing activities	(500.7)	(320.1)
Cash provided by operating activities in the first nine months of 2023 was $439.0 million compared with $214.7 million in the same period last year. Cash provided by operations in the first nine months of 2023 increased compared with the prior year due to increased earnings and a more favorable working capital contribution primarily related to lower inventory levels and incentive payments. Our free cash flow in the first nine months of 2023 and 2022 was $396.3 million and $163.8 million, respectively. We expect cash provided by operating activities to be between $640 million and $665 million in 2023. We expect free cash flow to be between $575 million and $600 million in 2023. Free cash flow is a non-GAAP measure described in more detail in the Non-GAAP Measures section below.
Capital expenditures totaled $42.7 million in the first nine months of 2023 compared with $50.9 million in the same period last year. We project 2023 capital expenditures will be approximately $65 million and full-year depreciation and amortization expense will be approximately $70 million.
In 2021, we renewed and amended our $500 million revolving credit facility, which now expires on April 1, 2026. The renewed and amended facility, with a group of nine banks, has an accordion provision that allows it to be increased up to $850 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of September 30, 2023, and expect to be in compliance for the foreseeable future. The facility backs up commercial paper and credit line borrowings. At September 30, 2023, we had no borrowings outstanding under the facility and an available borrowing capacity of $500.0 million. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.
Our total debt decreased by $214.9 million in the first nine months of 2023 primarily due to payments. Our leverage, as measured by the ratio of total debt to total capitalization, was 6.4 percent at September 30, 2023, compared with 16.5 percent at December 31, 2022.
In the first quarter of 2023, our Board of Directors approved adding 7,500,000 shares of common stock to our existing discretionary share repurchase authority. Under our share repurchase program, we may purchase our common stock through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors, which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. During the first nine months of 2023, we repurchased 2,388,000 shares of our stock at a total cost of $161.4 million. At September 30, 2023, we had 5,490,462 shares remaining on the share repurchase authority. Depending on factors such as stock price, working capital requirements, and alternative investment opportunities, we expect to spend approximately $300 million on stock repurchases in 2023 through a combination of any renewed Rule 10b5-1 automatic trading plan and open market repurchases.
On October 9, 2023, our Board of Directors declared a regular quarterly cash dividend of $0.32 per share on our Common Stock and Class A common stock. The dividend is payable on November 15, 2023, to shareholders of record on October 31, 2023.

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
Adjusted Earnings and Adjusted Earnings Per Share
(dollars in millions, except per share data)
(unaudited)
The following is a reconciliation of net earnings and diluted earnings per share to adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Earnings (GAAP)	$135.4	$109.8	$419.3	$355.8
Impairment expense, before tax	—	—	15.6	—
Pension settlement income, before tax	—	—	(6.0)	—
Pension expense, before tax	—	3.0	—	8.9
Legal judgment income, before tax	—	(11.5)	—	(11.5)
Terminated acquisition-related expenses, before tax	—	4.3	—	4.3
Tax effect on above items	—	1.0	1.5	(0.4)
Adjusted Earnings (non-GAAP)	$135.4	$106.6	$430.4	$357.1

Diluted Earnings Per Share (GAAP)(1)	$0.90	$0.71	$2.77	$2.27
Impairment expense per diluted share, before tax	—	—	0.10	—
Pension settlement income per diluted share, before tax	—	—	(0.04)	—
Pension expense per diluted share, before tax	—	0.02	—	0.06
Legal judgment income per diluted share, before tax	—	(0.07)	—	(0.07)
Terminated acquisition-related expenses per diluted share, before tax	—	0.03	—	0.03
Tax effect on above items per diluted share	—	—	0.01	(0.01)
Adjusted Earnings Per Share (non-GAAP)(1)	$0.90	$0.69	$2.84	$2.28
(1) Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding.

A. O. SMITH CORPORATION
Adjusted Segment Earnings
(dollars in millions)
(unaudited)
The following is a reconciliation of reported earnings before provision for income taxes to total segment earnings (non-GAAP) and adjusted segment earnings (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings Before Provision for Income Taxes (GAAP)	$176.4	$144.7	$556.6	$466.6
Add: Corporate expense(1)	14.4	16.5	47.0	45.5
Add: Interest expense	2.4	2.4	10.9	6.0
Total Segment Earnings (non-GAAP)	$193.2	$163.6	$614.5	$518.1

North America(2)	$170.0	$141.8	$557.7	$453.5
Rest of World(3)	23.2	21.8	56.8	64.7
Inter-segment earnings elimination	—	—	—	(0.1)
Total Segment Earnings (non-GAAP)	$193.2	$163.6	$614.5	$518.1

Additional Information
(1)Corporate expense	$(14.4)	$(16.5)	$(47.0)	$(45.5)
Pension settlement income, before tax	—	—	(1.0)	—
Impairment expense, before tax	—	—	3.1	—
Pension expense, before tax	—	0.4	—	1.1
Terminated acquisition-related expenses, before tax	—	4.3	—	4.3
Adjusted Corporate expense (non-GAAP)	$(14.4)	$(11.8)	$(44.9)	$(40.1)

(2)North America	$170.0	$141.8	$557.7	$453.5
Pension settlement income, before tax	—	—	(5.0)	—
Pension expense, before tax	—	2.6	—	7.8
Legal judgment income, before tax	—	(11.5)	—	(11.5)
Adjusted North America (non-GAAP)	$170.0	$132.9	$552.7	$449.8

(3)Rest of World	$23.2	$21.8	$56.8	$64.7
Impairment expense, before tax	—	—	12.5	—
Adjusted Rest of World (non-GAAP)	$23.2	$21.8	$69.3	$64.7

A. O. SMITH CORPORATION
Free Cash Flow
(dollars in millions)
(unaudited)

The following is a reconciliation of reported cash flow from operating activities to free cash flow (non-GAAP):

	Nine Months Ended September 30,
	2023	2022
Cash provided by operating activities (GAAP)	$439.0	$214.7
Less: Capital expenditures	(42.7)	(50.9)
Free cash flow (non-GAAP)	$396.3	$163.8

A. O. SMITH CORPORATION
2023 Adjusted EPS Guidance and 2022 Adjusted EPS
(unaudited)

The following is a reconciliation of diluted EPS to adjusted EPS (non-GAAP) (all items are net of tax):

	2023 Guidance		2022
Diluted EPS (GAAP)	$ 3.63 - 3.73		$1.51
Impairment expense	0.10	(1)	—
Pension settlement (income) expense	(0.03)	(2)	1.60	(3)
Pension expense	—		0.06	(4)
Legal judgment income	—		(0.05)
Terminated acquisition-related expenses	—		0.02
Adjusted EPS (non-GAAP)	$ 3.70 - 3.80		$3.14
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

Critical Accounting Policies
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2022. We believe that at September 30, 2023, there was no material change to this information.
Recent Accounting Pronouncements
Refer to Recent Accounting Pronouncements in Note 1 – Basis of Presentation in the notes to our condensed consolidated financial statements included in Part 1 Financial Information.
Forward Looking Statements
This filing contains statements that the Company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “continue,” “guidance,” “outlook” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: softening in U.S. residential water heater demand; negative impacts to the Company, particularly the demand for its products, resulting from global inflationary pressures or a potential recession in one or more of the markets in which the Company participates; the Company’s ability to continue to obtain commodities, components, parts and accessories on a timely basis through its supply chain and at expected costs; negative impacts to demand for the Company’s products, particularly commercial products, as a result of the severity and duration of the lingering effects of the COVID-19 pandemic; further weakening in U.S. residential or commercial construction or instability in the Company's replacement markets; inability of the Company to implement or maintain pricing actions; inconsistent recovery of the Chinese economy or further decline in the growth rate of consumer spending or housing sales in China; negative impact to the Company’s business in China as a result of future COVID-19 related disruptions there; negative impact to the Company's businesses from international tariffs, trade disputes and geopolitical differences, including the conflicts in Ukraine and Middle East; potential further weakening in the high-efficiency gas boiler segment in the U.S.; substantial defaults in payment by, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; foreign currency fluctuations; the Company’s inability to successfully integrate or achieve its strategic objectives resulting from acquisitions; competitive pressures on the Company’s businesses; the impact of potential information technology or data security breaches; changes in government regulations or regulatory requirements; the inability to respond to secular trends toward decarbonization and energy efficiency and adverse developments in general economic, political and business conditions in key regions of the world. Forward-looking statements included in this filing are made only as of the date of this filing, and the Company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the Company, or persons acting on its behalf, are qualified entirely by these cautionary statements.
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
ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon this evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of September 30, 2023 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS
There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 16 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
In the first quarter of 2023, our Board of Directors approved adding 7,500,000 shares of common stock to the existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In the third quarter of 2023, we repurchased 1,313,000 shares at an average price of $69.89 per share and at a total cost of $91.8 million. As of September 30, 2023, there were 5,490,462 shares remaining on the existing repurchase authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 1 - July 31, 2023	—	$—	—	6,803,462
August 1 - August 31, 2023	663,000	71.19	663,000	6,140,462
September 1 - September 30, 2023	650,000	68.57	650,000	5,490,462
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.
ITEM 5 - OTHER INFORMATION
During the three months ended September 30, 2023, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6 - EXHIBITS
Refer to the Exhibit Index on page 31 of this report.

INDEX TO EXHIBITS

Exhibit Number	Description

10.1
Amendment No. 3 dated as of May 1, 2023, to the Amended and Restated Credit Agreement dated as of December 12, 2012, among A. O. Smith Corporation, A. O. Smith Enterprises Ltd., A.O. Smith International Holdings B.V., and the financial institutions and agents party, there to.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2023 and 2022, (ii) the Condensed Consolidated Statement of Comprehensive Earnings for the three and nine months ended September 30, 2023 and 2022, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2023, and December 31, 2022 (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2023 and 2022 (v) the Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022 (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

October 27, 2023	/s/ Benjamin A. Otchere
Benjamin A. Otchere
Vice President and Controller

/s/ Charles T. Lauber
Charles T. Lauber
Executive Vice President and Chief Financial Officer