Form 10-K
period 2023-12-31
SMITH A O CORP
filed 2024-02-13
CIK 91142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number 1-475
A. O. Smith Corporation
(Exact name of registrant as specified in its charter)
Delaware
(State of Incorporation)
11270 West Park Place, Milwaukee, Wisconsin
(Address of Principal Executive Office)
39-0619790
(I.R.S. Employer Identification No.)
53224-9508
(Zip Code)
(414) 359-4000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Shares of Stock Outstanding January 31, 2024	Name of Each Exchange on Which Registered
Class A Common Stock (par value $5.00 per share)	None	25,887,352	Not listed
Common Stock (par value $1.00 per share)	AOS	121,307,743	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                              ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.             ☐
Indicate by a check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Act.)          ☐  Yes    ☒  No
The aggregate market value of voting stock held by non-affiliates of the registrant was $60,137,459 for Class A Common Stock and $8,915,599,927 for Common Stock as of June 30, 2023.
DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference in Part III).

A. O. Smith Corporation
Index to Form 10-K
Year Ended December 31, 2023

PART 1
ITEM 1 – BUSINESS
As used in this annual report on Form 10-K, references to the “Company,” “A. O. Smith,” “AOS,” “we,” “us,” and “our” refer to A. O. Smith and its consolidated subsidiaries. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto under “Item 8 Financial Statements and Supplementary Data” in this annual report on Form 10-K. Our company is comprised of two reporting segments: North America and Rest of World. Both segments manufacture and market comprehensive lines of residential and commercial gas and electric water heaters, boilers, heat pumps, tanks and water treatment products. Both segments primarily manufacture and market in their respective regions of the world. Our Rest of World segment is primarily comprised of China, Europe and India.
NORTH AMERICA
Sales in our North America segment accounted for approximately 75 percent of our total sales in 2023. This segment serves residential and commercial end markets with a broad range of products including:
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
Water treatment products. With the acquisition of Aquasana, Inc. (Aquasana) in 2016 we entered the water treatment market. We expanded our product offerings and geographic footprint with the acquisitions of Hague Quality Water International (Hague) in 2017, Water-Right, Inc. (Water-Right) in 2019, Master Water Conditioning Corporation (Master Water) in 2021, Atlantic Filter Corporation (Atlantic Filter) in 2022 and Water Tec of Tucson, Inc (Water Tec) in 2023. Our water treatment products range from point-of-entry water softeners, solutions for problem well water, whole-home water filtration products and point-of-use carbon and reverse osmosis products. We also offer a comprehensive line of commercial water treatment and filtration products. Typical applications for our water treatment products include residences, restaurants, hotels and offices.
Other. In our North America segment, we also manufacture expansion tanks, commercial solar water heating systems, swimming pool and spa heaters, related products and parts.
A significant portion of our North America sales is derived from the replacement of existing products.
We believe we are the largest manufacturer and marketer of water heaters in North America with a leading share in both the residential and commercial portions of the market. We expanded our presence in North America with our acquisition of Giant Factories, Inc., (Giant) a Canada-based manufacturer of residential and commercial water heaters, which we acquired in late 2021. In the commercial portions of the market for both water heating and space heating, we believe our comprehensive product lines and our high-efficiency products give us a competitive advantage. Our wholesale distribution channel, where we sell our products primarily under the A. O. Smith and State brands, includes more than 900 independent wholesale plumbing distributors serving residential and commercial end markets. We also sell our residential water heaters through the retail and maintenance, repair and operations (MRO) channels. In the retail channel, our customers include four of the six largest national hardware and home center chains, including a long-standing exclusive relationship with Lowe’s where we sell A. O. Smith branded products.
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
We sell our A. O. Smith branded water treatment products through Lowe's and Amazon. Our Aquasana branded products are primarily sold directly to consumers through e-commerce channels. Our water softener products and problem well water solutions, which include the Hague, Water-Right, Master Water, Atlantic Filter, and Water Tec brands are sold through water quality dealers and contractors. Our water softener products are also sold through home center retail chains.

Our energy-efficient product offerings continue to be a sales driver for our business. Our condensing commercial water heaters and boilers continue to be an option for commercial customers looking for high-efficiency water and space heating with a short payback period through energy savings. We offer residential heat pumps, condensing tank-type and tankless water heaters in North America, as well as other higher efficiency water heating solutions to round out our energy-efficient product offerings. We recently launched our newly designed ADAPT condensing gas tankless water heater and VERITUS air source commercial heat pump water heater to align with greenhouse gas emission reduction trends across the U.S.
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
REST OF WORLD
Sales in our Rest of World segment accounted for approximately 25 percent of our total sales in 2023, a majority of which was in China. We have operated in China for nearly 30 years. In that time, we have established A. O. Smith brand recognition in the residential and commercial markets. We manufacture and market residential water heater and water treatment products, primarily incorporating reverse osmosis technology, and commercial water treatment products. The Chinese water heater market is predominantly comprised of electric wall-hung, gas tankless, combi-boiler, heat pump and solar water heaters. We believe we are one of the market leaders of water heaters and reverse osmosis water treatment products to the residential market in China in dollar terms. We also design and market kitchen products (range hoods, cooktops, steam ovens, and dishwashers) in China.
We sell our products in approximately 9,900 points of sale in China, of which approximately 4,600 are retail outlets in tier one through tier three cities and approximately 1,800 exclusively sell our products. We also sell our products through e-commerce channels. Our primary competitors in China in the water heater market segment are Haier, Midea, and Rinnai. Our principal competitors in the water treatment market are Angel, Midea, Truliva, and Xiaomi.
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
We also sell water heaters in the European and Middle and Far Eastern markets and water treatment products in Vietnam, all of which combined comprised less than 13 percent of total Rest of World sales in 2023.
RAW MATERIALS
Raw materials for our manufacturing operations, primarily consisting of steel, are generally available in adequate quantities. A portion of our customers are contractually obligated to accept price changes based on fluctuations in steel prices. There has been volatility in steel costs over the last several years.
RESEARCH AND DEVELOPMENT
To improve our competitiveness by generating new products and processes, we conduct research and development at our Corporate Technology Center in Milwaukee, Wisconsin, our Global Engineering Center in Nanjing, China, and our operating locations. Our total expenditures for research and development in 2023, 2022 and 2021 were $97.5 million, $89.0 million and $94.2 million, respectively.
PATENTS AND TRADEMARKS
We invest, own and use in our businesses various trademarks, trade names, patents, trade secrets and licenses. We monitor our intellectual property for infringements. Although we believe our trademarks, trade names, patents, trade secrets, and licenses to constitute a valuable asset in the aggregate, we do not regard our business as being materially dependent on any single trademark, trade name, patent, trade secret, license or any group of related such rights. Our trade name is important with respect to our products, particularly in China, India, and North America.

HUMAN CAPITAL
We employed approximately 12,000 employees as of December 31, 2023 with approximately 7,000 in North America and 5,000 in Rest of World. A small portion of our workforce in the U.S. is represented by a labor union, while outside the U.S., we have employees in certain countries that are represented by employee representative organizations, such as an employee association, union, or works council.
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
Culture and Employee Engagement. We conduct a Global Employee Engagement Survey on a biannual basis. This third party managed survey measures employees’ level of engagement against external norms and provides us with actionable feedback that drives improvement priorities. Participation in our most recent survey in 2022 was 97 percent, which we believe reflects our employees’ desire to share their perspectives and a commitment to continuous improvement. Survey results help shape action plans to further improve our culture and we will conduct the survey again in 2024.
Diversity and Inclusion. As reflected in our Guiding Principles, we strive to create a workplace where people from diverse backgrounds can thrive and achieve their fullest potential. A. O. Smith’s commitment to this objective starts at the top with its Board of Directors, which is 44 percent diverse. A. O. Smith monitors the gender and racial composition of its workforce in the U.S. at various levels within the organization, and also tracks pay equity on an ongoing basis.
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
Training and Development. We provide all employees with a wide range of professional development experiences, both formal and informal, to help them achieve their full potential. All of our salaried employees are given formal development plans. Some of the formal development programs that employees have access to include early-career leadership development programs, front-line leadership development programs, continuous improvement skill-building programs, core process technology councils and tuition reimbursement for degree programs or trade schools. To encourage additional career development, in 2023, all our salaried employees worldwide had at least one career conversation with their manager. Globally, all office and professional employees also have formal performance reviews and development plans with a focus on learning by doing. We expect our managers to work closely with their employees to ensure performance feedback and to conduct development discussions on a regular basis.
Safety. The safety of our people is always at the forefront of what we do. We provide safety training in our production facilities, designed to empower our employees with the knowledge and tools they need to make safe choices and mitigate risks. In addition to traditional training, we use standardized signage and visual management throughout our facilities. Since 1954, we have annually awarded the Lloyd B. Smith President's Safety Award, which acknowledges an A. O. Smith facility that demonstrates the most improvement over one year in the area of workplace safety.
BACKLOG
Due to the short-cycle nature of our businesses, our operations do not normally sustain significant backlogs.

GOVERNMENT REGULATIONS AND ENVIRONMENTAL MATTERS
Our operations, including the manufacture, packaging, labeling, storage, distribution, advertising and sale of our products, are subject to various federal, state, local and foreign laws and regulations. In the U.S., many of our products are regulated by the Department of Energy, the Consumer Product Safety Commission, and the Federal Trade Commission. State and local governments, through laws, regulations, and building codes, also regulate our water heating and water treatment products. Whether at the federal, state, or local level, these laws are intended to improve energy efficiency and product safety, and protect public health and the environment. In recent years, a number of states and local authorities have proposed or implemented bans on gas-fired products in new construction in an effort to address greenhouse gas emissions. Similar laws and regulations have been adopted by government authorities in other countries in which we manufacture, distribute, and sell our products. We offer a complete line of water and hydronic heating products, including electric-powered water heaters and boilers, and we believe that any reduction in fossil fuel-powered products would be counterbalanced by a corresponding increase in demand for our non-fossil fuel powered products. We are confident that our continued emphasis on product design and innovation will keep us well positioned to deliver products demanded by customers, regardless of fuel source.
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
We are committed to sound corporate governance and have documented our corporate governance practices by adopting the A. O. Smith Corporate Governance Guidelines. The Corporate Governance Guidelines, Criteria for Selection of Directors, Financial Code of Ethics, the A. O. Smith Guiding Principles, as well as the charters for the Audit, Personnel and Compensation, Nominating and Governance and the Investment Policy Committees of the Board of Directors and other corporate governance materials, may be viewed on the Company’s website. Any waiver of or amendments to the Financial Code of Conduct or the A. O. Smith Guiding Principles would be posted on this website; to date there have been none. Copies of these documents will be sent to stockholders free of charge upon written request of the corporate secretary at the address shown on the cover page of this Annual Report on Form 10-K.
We are also committed to growing our business in a sustainable and socially responsible manner consistent with our Guiding Principles. This commitment has driven us to design, engineer and manufacture highly innovative and efficient products in an environmentally responsible manner that helps reduce energy consumption, conserve water and improve drinking water quality and public health. Consistent with this commitment, we issue our sustainability report biennially detailing our company’s historic and current efforts. We issued our third report, the 2022 Environmental, Social and Governance ("ESG") Report in December 2022, documenting our ESG activities over the past two years. This report details the positive impact of our highly efficient products, highlights our company’s commitment to employees and the communities in which we operate, and reports on our progress toward our greenhouse gas emissions reduction goal of 10 percent by 2025. We have made significant progress toward our ESG emission reduction goal and prevented almost 500,000 metric tons of carbon emissions in 2021 through the sale of our high efficiency water heaters and boilers. Our scorecard reflecting our progress is available on our website. Our scorecard also provides information on our employee diversity, product stewardship, and recordable incident rate, among other items. We have also achieved WAVE water stewardship verification and achieved our fourth consecutive Energy Star Partner of the Year Award. Our ESG report and ESG scorecard are available on our website and not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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
Economic and Industry Risks
■The effects of global and regional economic conditions could have a material adverse effect on our business
A decline in economic activity, such as a recession or economic downturn, in the U.S. and other regions in the world in which we do business, could further adversely affect consumer confidence and spending patterns which could result in decreased demand for the products we sell, a delay in purchases, increased price competition, slower adoption of energy-efficient water heaters and boilers, or high-quality water treatment products, which could negatively impact our profitability and cash flows. Such deterioration in economic conditions could arise from many factors or fears including public health crises, political instability or risk of government default. In addition, an increase in price levels generally or in particular industries (such as the inflation in steel prices in 2021 and the recent inflation in other material and logistics costs), could result in a consumer shift away from the products we offer, which could adversely affect our revenues and, at the same time, increase our costs. A deterioration in economic conditions also could negatively impact our vendors and customers, which could result in an increase in bad debt expense, customer and vendor bankruptcies, interruption or delay in supply of materials, or increased material prices, which could negatively impact our ability to distribute, market and sell our products and our financial condition, results of operations and cash flows.
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
Natural disasters and extreme weather conditions may disrupt the productivity of our facilities. For example, two of our manufacturing plants are located within a floodplain that has experienced past flooding events. We also have other manufacturing facilities located in hurricane and earthquake zones. We maintain insurance coverage and have taken steps to mitigate these physical risks related to natural disasters and extreme weather conditions. Although we installed an approximately 7,000-foot-long berm, flood gates, and pumping stations around our Ashland City, Tennessee facility, our largest manufacturing facility, to mitigate the risk of flooding, there is still the potential for natural disasters and extreme weather conditions to disrupt the productivity of our facilities.
Apart from the potential impact on our operations, these types of events also could negatively impact consumer spending in the impacted regions or depending on the severity, globally, which could materially and adversely affect our financial condition, results of operations and cash flows.

■Our business could be adversely impacted by changes in consumer purchasing behavior, consumer preferences, technological changes, and market trends
Consumer preferences for products and the methods in which they purchase products are constantly changing based on, among other factors, cost, performance, convenience, environmental and social concerns and perceptions. Consumer purchasing behavior may shift the product mix in the markets in which we participate or result in a shift to other distribution channels, for example e-commerce. Consumer preferences and broader trends, such as decarbonization and electrification efforts in response to climate change, may result in reduced demand for gas or fossil fuel-powered products and increased demand for higher efficiency products and/or more electric powered products. In addition, technologies are ever changing. Our ability to respond to these trends, timely transition our product portfolio, develop new and innovative products, and acquire and protect the necessary intellectual property rights is essential to our continued success, but cannot reasonably be assured. It is possible that we will not be able to develop new technologies, products or distribution channels, or do so on a timely basis, to align with consumer purchasing behavior and consumer preferences, which could materially and adversely affect our financial condition, results of operations and cash flows.
■Our operations could be adversely impacted by material and component price volatility, as well as supplier concentration
The market prices for certain materials and components we purchase, primarily steel, have been volatile. In recent years we have also experienced inflation-related increases in our transportation and other costs. Significant increases in the cost of any of the key materials and components we purchase would increase our cost of doing business and ultimately could lead to lower operating earnings if we are not able to recover these cost increases through price increases to our customers. Historically, there has been a lag in our ability to recover increased material costs from customers, and that lag, could negatively impact our profitability. In some cases, we are dependent on a limited number of suppliers for some of the raw materials and components we require in the manufacturing of our products. A significant disruption or termination of the supply from one of these suppliers could delay sales or increase costs which could result in a material adverse effect on our financial condition, results of operations and cash flows.
■Because we participate in markets that are highly competitive, our revenues and earnings could decline as we respond to competition
We sell all of our products in highly competitive and evolving markets. We compete in each of our targeted markets based on product design, reliability, quality of products and services, advanced technologies, product performance, maintenance costs and price. Some of our competitors may have greater financial, marketing, manufacturing, research and development and distribution resources than we have; others may invest little in technology or product development but compete on price and the rapid replication of features, benefits, and technologies, and some are increasingly expanding beyond their existing manufacturing or geographic footprints. New technologies and new competitors have developed and continue to develop in certain markets in which we participate, such as gas tankless and heat pump technologies in North America. While we design and manufacture these and other products, we cannot assure that our products will continue to compete successfully with those of our current competitors and new market participants and it is possible that we will not be able to retain our customer base or improve or maintain our profit margins on sales to our customers. There is also increasing use of data analytics, machine learning, and artificial intelligence software, which our competitors may be able to use more effectively or implement more successfully than we are able to do. Failure to adapt to the evolving competitive environment could materially and adversely affect our financial condition, results of operations and cash flows.
■Because approximately 22 percent of our sales in 2023 were attributable to China, adverse economic conditions or changes in consumer behavior in China could impact our business
Our sales in China increased four percent in local currency in 2023 compared to 2022. Our 2022 sales in China were impacted by lower consumer demand driven by COVID-19 related disruptions. We derive a substantial portion of our sales in China from premium-tier products. Changes in consumer preferences and purchasing behaviors including preferences for e-commerce and manufacturer emphasis on brand ecosystems and connectivity, weakening consumer confidence and sentiment, as well as economic uncertainty, sociopolitical and demographic risks, and increased competition from Chinese-based companies may prompt Chinese consumers to postpone purchases, choose lower-priced products or different alternatives, or lengthen the cycle of replacement purchases. Further deterioration in the Chinese economy may adversely affect our financial condition, results of operations and cash flows.

Business, Operational, and Strategic Risks
■We sell our products and operate outside the U.S., and to a lesser extent, rely on imports and exports, which may present additional risks to our business
Approximately 33 percent of our sales in 2023 were attributable to products sold outside of the U.S., primarily in China and Canada, and to a lesser extent in Europe and India. We also have operations and business relationships outside the U.S. that comprise a portion of our manufacturing, supply, and distribution. Approximately 5,000 of our 12,000 employees as of December 31, 2023 were located in China. At December 31, 2023, approximately $292 million of cash and marketable securities were held by our foreign subsidiaries, substantially all of which were located in China. International operations generally are subject to various risks, including: political, religious, and economic instability; local labor market conditions; new or increased tariffs or other trade restrictions, or changes to trade agreements; the impact of foreign government regulations, actions or policies; the effects of income taxes; governmental expropriation; the changes or imposition of statutory restrictions which prohibit repatriation of cash; the imposition or increases in withholding and other taxes on remittances and other payments by foreign subsidiaries; labor relations problems; the imposition of environmental or employment laws, or other restrictions or actions by foreign governments; and differences in business practices. Unfavorable changes in the political, regulatory, or trade climate, diplomatic relations, or government policies, particularly in relation to countries where we have a presence, including Canada, China, India and Mexico, could have a material adverse effect on our financial condition, results of operations and cash flows or our ability to repatriate funds to the U.S.
■A material loss, cancellation, reduction, or delay in purchases by one or more of our largest customers could harm our business
Sales to our five largest customers represented approximately 42 percent of our sales in 2023. We expect that our customer concentration will continue for the foreseeable future. Our concentration of sales to a relatively small number of customers makes our relationships with each of these customers important to our business. We cannot assure that we will be able to retain our largest customers. Some of our customers may shift their purchases to our competitors in the future. Our customers may experience financial instability, affecting their ability to make or pay for future purchases. Further, a customer may be acquired by a customer of a competitor which could result in our loss of that customer. The loss of one or more of our largest customers, any material reduction or delay in sales to these customers, or our inability to successfully develop relationships with additional customers could have a material adverse effect on our financial position, results of operations and cash flows.
■A portion of our business could be adversely affected by a decline in North American new residential or commercial construction or a decline in replacement-related volume of water heaters and boilers, including a decline in demand for commercial spaces
Residential new construction activity in North America and industry-wide replacement-related volume of water heaters had growth in 2023 after a decline in 2022. New residential housing starts in the U.S. are projected to be approximately flat in 2024 compared to 2023. Commercial construction activity in North America grew in 2023, although at a slower rate than 2022. We believe that the significant majority of the markets we serve are for the replacement of existing products, and residential water heater replacement volume have been strong. As a result of the COVID-19 pandemic, businesses and commercial spaces have experienced and may experience in the future, fluctuation in demand and in occupancy that may reduce demand for our products, and commercial sectors, such as the restaurant and hospitality industries in which we have customers, may experience long-term shifts in consumer behavior which could negatively impact demand or capacity and may not return to pre-pandemic levels. In addition, the acceptance of remote work arrangements could negatively impact demand for commercial construction. Changes in the replacement volume and in the construction market in North America could negatively affect us.
■An inability to adequately maintain our information systems and their security, as well as to protect data and other confidential information, could adversely affect our business and reputation
In the ordinary course of business, we utilize information systems for day-to-day operations, to collect and store sensitive data and information, including our proprietary and regulated business information and personally identifiable information of our customers, suppliers and business partners, as well as personally identifiable information about our employees. Our information systems are susceptible to outages due to system failures, cybersecurity threats, failures on the part of third-party information system providers, natural disasters, power loss, telecommunications failures, viruses, fraud, theft, malicious actors or breaches of security. Like many companies, we, and some third parties upon which we rely, have experienced cybersecurity incidents and attacks on information technology networks and systems, products and services in the past but, to date, none have resulted in a material breach or had a material adverse impact on our financial condition, results of operations, or cash flows. We may experience such incidents and attacks in the future, potentially with increasing frequency from increasingly sophisticated cyber threats. In addition, as a result of the COVID-19 pandemic, remote work and remote access to our systems have increased, which may heighten these risks. Use of artificial intelligence software may also create risks from unintentional disclosure of proprietary, confidential, personal or otherwise sensitive information. Although we have a response plan in place in the event of a data breach and we have an active program to maintain and improve data security and address these risks and uncertainties by implementing and improving internal controls, security technologies, insurance programs, network and data center resiliency and recovery processes, a successful attack in the future could result in operations failure or breach of security that could lead to disruptions of our business activities and the loss or disclosure of both our and our customers’ financial, product and other confidential information and could result in regulatory actions, significant expense and litigation and have a material adverse effect on our financial condition, results of operations and cash flows and our reputation.
■Our international operations are subject to risks related to foreign currencies
We have a significant presence outside of the U.S., primarily in China and Canada and to a lesser extent Europe, Mexico, and India, and therefore, hold assets, including $197 million of cash and marketable securities denominated in Chinese renminbi, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. The financial statements of our foreign subsidiaries are translated into U.S. dollars in our consolidated financial statements. Furthermore, typically our products are priced in foreign countries in local currencies. As a result, we are subject to risks associated with operating in foreign countries, including fluctuations in currency exchange rates and interest rates, or global exchange rate instability or volatility that strengthens the U.S. dollar against foreign currencies. An increase in the value of the U.S. dollar relative to the local currencies of our foreign markets, particularly in China, has negatively affected our sales, profitability, and cash and cash equivalents balances and could have such effects in the future. In 2023, the change in foreign currencies negatively impacted our sales and cash and cash equivalents by approximately $56 million and $13 million, respectively. In addition to currency translation risks, we incur a currency transaction risk whenever one of our subsidiaries enters into a purchase or sale transaction using a currency different from the operating subsidiaries’ functional currency. The majority of our foreign currency transaction risk results from sales of our products in Canada, a portion of which we manufacture in the U.S., and to a lesser extent from component purchases in Europe and India and payroll in Mexico. These risks may adversely impact our reported sales and profits in the future or negatively impact revenues and earnings translated from foreign currencies into U.S. dollars.
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
■Potential acquisitions could use a significant portion of our capital and we may not successfully integrate future acquisitions or operate them profitably or achieve strategic objectives
We will continue to evaluate potential acquisitions, and we could use a significant portion of our available capital to fund future acquisitions. We may not be able to successfully integrate future acquired businesses or operate them profitably or accomplish our strategic objectives for those acquisitions. If we complete any future acquisitions in new geographies, our unfamiliarity with relevant regulations and market conditions may impact our ability to operate them profitably or achieve our strategic objectives for those acquisitions. Our level of indebtedness may increase in the future if we finance acquisitions with debt, which would cause us to incur additional interest expense and could increase our vulnerability to general adverse economic and industry conditions and limit our ability to service our debt or obtain additional financing. The impact of future acquisitions may have a material adverse effect on our financial condition, results of operations and cash flows.

Legal, Regulatory, and Governance Risks
■Changes in regulations or standards, such as those associated with climate change, could adversely affect our business
Our products are subject to a wide variety of statutory, regulatory, codes and industry standards and requirements related to, among other items, energy and water efficiency, environmental emissions, labeling and safety. For example, the Department of Energy (DOE) has adopted a new efficiency rule for commercial water heaters that will take effect in 2026. In addition, there are proposed federal rule makings that would require our residential water heater product line to be more energy efficient as well as the establishment of a national drinking water standard regulating per- and poly-fluoroalkyl substances (PFAS), which could affect the demand for our water filtration products. There are also a number of federal, foreign, state and local governments adopting laws, regulations and codes in response to climate change that require a transition to non-fossil fuel based sources of energy production as well as significantly reducing or eliminating the on-site combustion of fossil fuels in the building sector, such as limiting or prohibiting the delivery of natural gas in new construction. We believe our products are currently efficient, safe and environment-friendly. However, a significant change to regulatory or code requirements that promote a transition to alternative energy sources as a replacement for gas, or a significant shift in industry standards, could substantially increase manufacturing costs, capital expenditures, transportation costs and raw material costs, alter distribution channels, attract new competitors, impact the size and timing of demand for our products, affect the types of products we are able to offer or put us at a competitive disadvantage, any of which could harm our business and have a material adverse effect on our financial condition, results of operations and cash flow.
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
■Our Environmental, Social, and Governance (ESG) commitments could result in additional costs, and our inability to achieve them could have an adverse impact on our reputation and performance
We periodically communicate our strategies, commitments and targets related to ESG matters, including carbon emissions, water usage, diversity and inclusion, and human rights through the issuance of our ESG report. Although we intend to meet these strategies, commitments and targets and are committed to advancing sustainable innovations in our industry, we may be unable to achieve them due to impacts on resources, operational costs, and technological advancements. Failure to meet these sustainability requirements or targets could adversely impact our reputation as well as the demand for our products and adversely affect our business, financial condition and results of operations. In addition, standards and processes for measuring and reporting carbon emissions and other sustainability metrics may change over time, result in inconsistent data, or result in significant revisions to our strategies, commitments and targets, or our ability to achieve them. Any scrutiny of our carbon emissions or other sustainability disclosures or our failure to achieve related strategies, commitments and targets could negatively impact our reputation or performance.
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
■Certain members of the founding family of our company and trusts for their benefit have the ability to influence all matters requiring stockholder approval
We have two classes of common equity: our Common Stock and our Class A Common Stock. The holders of Common Stock currently are entitled, as a class, to elect only one-third of our Board of Directors. The holders of Class A Common Stock are entitled, as a class, to elect the remaining directors. Certain members of the founding family of our company and trusts for their benefit (Smith Family) have entered into a voting trust agreement with respect to shares of our Class A Common Stock and shares of our Common Stock they own. As of December 31, 2023, through the voting trust, these members of the Smith Family own approximately 66.2 percent of the total voting power of our outstanding shares of Class A Common Stock and Common Stock, taken together as a single class, and approximately 96.9 percent of the voting power of the outstanding shares of our Class A Common Stock, as a separate class. Due to the differences in the voting rights between shares of our Common Stock (one-tenth of one vote per share) and shares of our Class A Common Stock (one vote per share), the Smith Family voting trust is in a position to control to a large extent the outcome of matters requiring a stockholder vote, including the adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. This ownership position may increase if other members of the Smith Family enter into the voting trust agreement, and the voting power relating to this ownership position may increase if shares of our Class A Common Stock held by stockholders who are not parties to the voting trust agreement are converted into shares of our Common Stock. The voting trust agreement provides that, in the event one of the parties to the voting trust agreement wants to withdraw from the trust or transfer any of its shares of our Class A Common Stock, such shares of our Class A Common Stock are automatically exchanged for shares of our Common Stock held by the trust to the extent available in the trust. In addition, the trust will have the right to purchase the shares of our Class A Common Stock and our Common Stock proposed to be withdrawn or transferred from the trust. As a result, the Smith Family members that are parties to the voting trust agreement have the ability to maintain their collective voting rights in our company even if certain members of the Smith Family decide to transfer their shares.
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 1C – CYBERSECURITY
Cybersecurity Governance
We recognize the importance of maintaining the safety and security of our systems and data and have a holistic process for overseeing and managing cybersecurity and related risks. This process is supported by both our management and our Board of Directors.
Our Chief Information Officer (CIO) oversees our information systems and cybersecurity function and reports to our Chief Executive Officer (CEO). She has over 30 years of experience in leading information systems management, strategy, and operational execution, including incident management, prevention, and response. Our Senior Director of Global Information Security (ISD) reports to our CIO and is responsible for the protection and defense of our networks and systems and managing cybersecurity risk. He has over 20 years of experience in managing cybersecurity and related risks, including threat identification, incident response, and defense strategies. Our CIO and ISD are supported by a direct and a cross-functional team of professionals with broad experience and expertise in threat assessment and detection, mitigation technologies, training, incident response, and regulatory compliance.
Our Board of Directors is responsible for overseeing our enterprise risk management activities in general, which includes our management of information and cybersecurity risk. The full Board receives an update on our cyber risk management process and trends related to cybersecurity at least annually. The Audit Committee of the Board assists the full Board in its oversight of cybersecurity risks and as part of its oversight, the Audit Committee receives reports from management on information systems and security at each meeting, including metrics and controls, and other items from time to time such as risk assessments, security software, and incident response plans.
We have also established a committee of our executive leadership team to consider cybersecurity risk, mitigation strategies, and to consider trends and developments in managing the risk. Our CIO and ISD participate on this committee, which meets regularly. We have an established incident response plan led by our CIO and ISD to assess, respond, and report in the event of a cybersecurity incident. Depending on the nature and severity of the incident, the plan requires escalating notifications up to our CEO and our Board.
Cybersecurity Risk Management
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program in a similar fashion to other legal, compliance, strategic, operational, and financial risk areas. Our program is guided by cybersecurity frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF), although we also look to other standards to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our approach to cybersecurity risk management includes:
•Periodic risk assessments designed to help identify significant or potentially material cybersecurity risks to our critical systems, information, and our broader enterprise information technology (IT) environment;
•The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•A multi-layered defense and continuous monitoring strategy employing various tools and testing, and incorporating lessons learned from our defense and monitoring efforts to help prevent future attacks;
•Cybersecurity awareness training, including interactive simulations and tabletop exercises for our employees, incident response personnel, senior management, and our Board;
•Regular testing by our Internal Audit function of controls related to our financial information systems; and
•Information security assessments conducted on third parties with whom we share sensitive electronic data against established cybersecurity frameworks;
While we have experienced cybersecurity incidents in the past, to-date none have materially affected the Company or our financial position, results of operations and/or cash flows. We continue to invest in cybersecurity and the resiliency of our networks, including our controls and processes, all of which are designed in an effort to protect our IT systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity threats, please see “Risk Factors – Business, Operational, and Strategic Risks.”

ITEM  2 – PROPERTIES
Properties utilized by us at December 31, 2023 were as follows:
North America
In this segment, we have 22 manufacturing plants located in 12 states and two non-U.S. countries, of which 18 are owned directly by us or our subsidiaries and four are leased from outside parties. The terms of leases in effect at December 31, 2023, expire between 2025 and 2028.
Rest of World
In this segment, we have five manufacturing plants located in three non-U.S. countries, of which four are owned directly by us or our subsidiaries and one is leased from outside parties. The terms of leases in effect at December 31, 2023, expire in 2035.
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
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY
Pursuant to General Instruction of G(3) of Form 10-K, the following is a list of our executive officers which is included as an unnumbered Item in Part I of this report in lieu of being included in our Proxy Statement for our 2024 Annual Meeting of Stockholders.

Name (Age)	Positions Held	Period Position Was Held
Samuel M. Carver (55)	Senior Vice President – Global Operations	2021 to Present

	Vice President – North America Manufacturing	2011 to 2021

	Various A. O. Smith Management Positions	2006 to 2011

Robert J. Heideman (57)	Senior Vice President – Chief Technology Officer	2013 to Present

	Senior Vice President – Engineering & Technology	2011 to 2012

	Various A. O. Smith Management Positions	2002 to 2011

D. Samuel Karge (49)	Senior Vice President	2018 to Present

	President – North America Water Treatment	2018 to Present

	Vice President, Sales and Marketing – Zurn Industries (water solutions manufacturer)	2016 to 2018

Parag Kulkarni (56)	Senior Vice President, International	2022 to Present

	President - A. O. Smith India Water Products Private Limited	2022 to Present

	Managing Director - A. O. Smith India Water Products Private Limited	2015 to 2022

Charles T. Lauber (61)	Executive Vice President and Chief Financial Officer	2019 to Present

	Senior Vice President, Strategy and Corporate Development	2013 to 2019

	Senior Vice President – Chief Financial Officer – A. O. Smith Water Products Company	2006 to 2012

	Various A. O. Smith Management Positions	1999 to 2006

Stephen D. O'Brien (55)	Senior Vice President	2022 to Present

	President - Lochinvar, LLC	2022 to Present

	Chief Operating Officer – Lochinvar, LLC	2021 to 2022

	Senior Vice President - Mitsubishi Electric Trane US	2015 to 2021

Mark A. Petrarca (60)	Senior Vice President - Human Resources and Public Affairs	2006 to Present

	Vice President – Human Resources and Public Affairs	2005 to 2006

	Various A. O. Smith Management Positions	1999 to 2005

Jack Qiu (51)	Senior Vice President	2020 to Present

	President - A. O. Smith China	2020 to Present

	Vice President - A. O. Smith China	2012 to 2020

	Various A. O. Smith Management Positions	2003 to 2012

S. Melissa Scheppele (61)	Senior Vice President - Chief Information Officer	2020 to Present

	Vice President and Chief Information Officer - Triumph Group (aerospace and defense business)	2016 to 2020

James F. Stern (61)	Executive Vice President, General Counsel and Secretary	2007 to Present

	Partner – Foley & Lardner LLP	1997 to 2007

Name (Age)	Positions Held	Period Position Was Held
David R. Warren (60)	Senior Vice President	2017 to Present

	President and General Manager – North America Water Heating	2017 to Present

	Vice President – International	2008 to 2017

	Various A. O. Smith Management Positions	1989 to 2008

Kevin J. Wheeler (64)	Chairman	2020 to Present

	President and Chief Executive Officer	2018 to Present

	President and Chief Operating Officer	2017 to 2018

	Senior Vice President	2013 to 2017

	President and General Manager – North America, India and Europe Water Heating	2013 to 2017

	Various A. O. Smith Management Positions	1999 to 2013

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
(b)Holders. As of January 31, 2024, the approximate number of stockholders of record of Common Stock and Class A Common Stock were 503 and 136, respectively. The actual number of stockholders is greater than this number of holders of record, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of stockholders of record also does not include stockholders whose shares may be held in trust by other entities.
(c)Dividends. Dividends declared on the common stock are shown in Note 11, “Stockholders' Equity” of Notes to the Consolidated Financial Statements appearing elsewhere herein.
(d)Stock Repurchases. In 2023, the Board of Directors approved adding 7,500,000 shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In 2023, we repurchased 4,377,000 shares at an average price of $70.03 per share and at a total cost of $306.5 million. As of December 31, 2023, there were 3,501,462 shares remaining on the existing repurchase authorization. On January 26 2024, the Board of Directors approved adding 2,000,000 shares of common stock to the existing discretionary share repurchase authority. Including the additional shares, we have 5,202,462 shares available for repurchase as of the date of the Board of Directors' approval. We intend to spend approximately $300 million to repurchase Common Stock in 2024 through a combination of 10b5-1 plans and open-market purchases.
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
From December 31, 2018 to December 31, 2023
Assumes $100 Invested with Reinvestment of Dividends

250
200
150
100
50
0
2018
2019
2020
2021
2022
2023
SMITH (A O) CORP
S&P 500 INDEX
S&P INDUSTRIALS INDEX

	Base Period	Indexed Returns
Company/Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
A. O. Smith Corporation	100.0	113.6	133.4	212.3	144.0	211.4
S&P 500 Index	100.0	131.5	155.7	200.4	164.1	207.2
S&P 500 Select Industrial Index	100.0	129.4	143.6	174.0	164.4	194.3
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
We saw improvement in our supply chain during 2022, particularly in the second half of the year, which continued through 2023. We remain in close contact with our suppliers and logistics providers to resolve supply chain constraints as they arise.
We continue to seek acquisitions that enable geographic growth, expand our core business, and establish adjacencies. We will also continue to look for opportunities to add to our existing operations in high growth regions demonstrated by our previous introductions of water treatment products in India and kitchen products including our recently introduced dishwashers and steam ovens, in China. We also launched our internally designed and manufactured gas tankless water heaters in early 2024. In addition we are expanding our commercial water heater capacity in preparation for the 2026 commercial regulatory change.
In our North America segment, we saw resilient demand in the residential water heater industry in 2023 after three years of uneven growth, primarily related to the impacts of COVID-19-related supply chain constraints. Proactive replacement remained above historical levels in 2023 and we project that will continue in 2024. We believe that new home construction remains in a deficit and we expect it will be flat in 2024 compared to 2023. Considering these factors, we project 2024 industry residential unit volumes will be approximately flat after approximately six percent growth in 2023. We believe that commercial water heater industry volumes will grow low single digits in 2024 compared to 2023 as demand for commercial electric water heaters greater than 55 gallon continues a positive trend toward pre-2022 levels. Sales of our boilers and water treatment products were negatively impacted by elevated channel inventories in 2023. We believe that channel inventories were at near normal levels at the end of 2023 for both product categories. We expect to see an eight to ten percent increase in our sales of boilers in 2024 compared to 2023 as we continue to benefit from the transition to higher efficiency boilers. We anticipate sales of our North America water treatment products will increase approximately ten to 12 percent in 2024, compared to 2023, as we expect our sales to grow at approximately two times the market.
In our Rest of World segment, we saw a return to growth in China as our sales increased four percent in local currency in 2023. We project our sales in China will grow three to five percent in 2024 in local currency compared to 2023 driven by innovative new products and resilient demand for our core products. Our guidance assumes that the currency translation impact on sales will be minimal in 2024.
Combining all of these factors, we expect our 2024 consolidated sales to increase between three and five percent compared to 2023. Our guidance excludes the impacts from potential future acquisitions.

RESULTS OF OPERATIONS
In this section, we discuss the results of our operations for 2023 compared with 2022. We discuss our cash flows and current financial condition under “Liquidity and Capital Resources.” For a discussion related to 2022 compared with 2021, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the Year Ended December 31, 2022, which was filed with the United States Securities and Exchange Commission (SEC) on February 14, 2023, and is available on the SEC's website at www.sec.gov.

	Years Ended December 31,
(dollars in millions)	2023	2022	2021
Net sales	$3,852.8	$3,753.9	$3,538.9
Cost of products sold	2,368.0	2,424.3	2,228.0
Gross profit	1,484.8	1,329.6	1,310.9
Gross profit margin %	38.5%	35.4%	37.0%
Selling, general and administrative expenses	727.4	670.9	701.4
Restructuring and impairment expenses	18.8	—	—
Interest expense	12.0	9.4	4.3
Other (income) expense-net	(6.9)	425.6	(20.4)
Earnings before provision for income taxes	733.5	223.7	625.6
Provision for (benefit from) income taxes	176.9	(12.0)	138.5
Net Earnings	$556.6	$235.7	$487.1
Our sales in 2023 were $3,852.8 million, or 2.6 percent higher than 2022 sales of $3,753.9 million. Higher sales in 2023 were driven by higher volumes of residential and commercial water heaters, which more than offset unfavorable foreign currency impacts of approximately $56 million, lower boiler sales and unfavorable pricing in our North America segment.
Our gross profit margin in 2023 of 38.5 percent increased compared to 35.4 percent in 2022. The higher gross profit margin in 2023 was primarily due to lower material costs.
Selling, general, and administrative (SG&A) expenses were $727.4 million in 2023, or $56.5 million higher than in 2022. The increase in SG&A expenses was primarily due to higher employee costs, which includes management incentive expenses related to higher earnings, and compensation increases. In 2022 SG&A included the recognition of an $11.5 million favorable judgment against a competitor related to its infringement of one of our patents, which reduced SG&A expenses, and was partially offset by a $4.3 million expense associated with a terminated acquisition.
Restructuring and impairment expenses in 2023 were $18.8 million, of which $15.6 million related to the sale of our business in Turkey which was included in our Rest of World segment. Of the $18.8 million restructuring and impairment expenses, $15.7 million was recorded in the Rest of World segment and $3.1 million in Corporate Expense.
Interest expense was $12.0 million in 2023, compared to $9.4 million in 2022. The increase in interest expense in 2023 was primarily due to higher debt levels and interest rates.
Other (income) expense, net was income of $6.9 million in 2023 compared to expense of $425.6 million in 2022. The change in Other (income) expense, net was primarily due to a reduction in pension expenses and pension settlement expense associated with the termination of our defined benefit pension plan (the Plan). In 2022, we recorded a $417.3 million pension settlement expense related to the termination of the Plan which represented over 95 percent of our pension plan liability. The service cost component of our pension expense is reflected in cost of products sold and SG&A expenses. All other components of our pension expense (income) are reflected in other (income) expense-net.
Our effective income tax rate in 2023 was higher than our effective income tax rate in 2022 primarily due to the tax effects of the pension settlement expense associated with the termination of the Plan and a change in geographic earnings mix. We estimate that our annual effective income tax rate for the full year of 2024 will be approximately 24 to 24.5 percent.
We are providing non-U.S. Generally Accepted Accounting Principles (GAAP) measures (adjusted earnings, adjusted earnings per share (EPS), total segment earnings, adjusted segment earnings, and adjusted corporate expense) that exclude the impact of restructuring and impairment expenses, pension settlement income and expenses, non-operating pension expenses, income from a legal judgment and expenses associated with a terminated acquisition. Reconciliations from GAAP measures to non-GAAP measures are provided in the Non-GAAP Measures section below. We believe that the measures of adjusted earnings, adjusted EPS, total segment earnings, adjusted segment earnings, and adjusted corporate expense provide useful information to investors about our performance and allow management and our investors to better understand our performance between periods without regard to items that we do not consider to be a component of our core operating performance or recurring in nature.
North America Segment

Years ended December 31 (dollars in millions)	2023	2022
Net Sales	$2,922.9	$2,819.1
Segment Earnings	726.7	266.0
Segment Margin	24.9%	9.4%
Sales in our North America segment were $2,922.9 million in 2023, or $103.8 million higher than sales of $2,819.1 million in 2022. The increased sales in 2023 compared to the prior year were primarily driven by higher residential and commercial water heater volumes, partially offset by lower volumes of boilers and unfavorable pricing.
North America segment earnings were $726.7 million in 2023, or $460.7 million higher than segment earnings of $266.0 million in 2022. Segment margins were 24.9 percent and 9.4 percent in 2023 and 2022, respectively. Higher segment earnings and margins in 2023 were primarily due to higher volumes of residential and commercial water heaters and lower material costs that were partially offset by higher SG&A expenses. Additionally in 2022, we realized pre-tax pension settlement expense of $346.8 million.
Adjusted segment earnings and adjusted segment margin in 2023 were $726.0 million and 24.8 percent, respectively which exclude $0.7 million of pension settlement income. Adjusted segment earnings and adjusted segment margin in 2022 were $611.0 million and 21.7 percent, respectively and exclude pension settlement expense of $346.8 million, pension expense of $9.7 million and the recognition of the $11.5 million patent infringement judgment. We estimate our 2024 North America segment margin will be approximately 24.5 to 25 percent.
Rest of World Segment

Years ended December 31 (dollars in millions)	2023	2022
Net Sales	$956.9	$965.8
Segment Earnings	83.4	96.3
Segment Margin	8.7%	10.0%
Sales in our Rest of World segment were $956.9 million in 2023, or $8.9 million lower than sales of $965.8 million in 2022. The decrease in sales in 2023 was primarily driven by the approximately $44 million unfavorable impact of foreign currency translation, partially offset by favorable volumes in China, particularly in our water treatment and kitchen products.
Rest of World segment earnings in 2023 were $83.4 million compared to $96.3 million in 2022. Segment margins were 8.7 percent and 10.0 percent in 2023 and 2022, respectively. Lower segment earnings and segment margin in 2023 were primarily driven by restructuring and impairment expenses of $15.7 million, of which $12.5 million was associated with the sale of our business in Turkey.
Adjusted segment earnings and adjusted segment margin in 2023 were $99.1 million and 10.4 percent, respectively. Adjusted segment earnings and adjusted segment margin in 2023 exclude restructuring and impairment expenses. We estimate our 2024 Rest of World segment margin will be approximately 10 percent.

LIQUIDITY AND CAPITAL RESOURCES
Our working capital was $555.0 million at December 31, 2023 compared with $699.5 million at December 31, 2022. Movements in working capital consisted of lower Cash and cash equivalents, and Marketable securities due to the paydown of our Long-term debt and Trade payables. In addition, as of December 31, 2023, cash balances were negatively impacted by $12.8 million due to changes in foreign currency. Cash and cash equivalents used to fund our operations are primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We use a global cash pooling arrangement, intercompany borrowing, and some local credit lines to meet funding needs and allocate capital resources among various entities. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries. In 2023, we repatriated approximately $100 million of cash from our foreign subsidiaries through dividends and approximately $200 million through our global cash pooling arrangement. We used the proceeds to pay down outstanding debt balances.

Years ended December 31 (dollars in millions)	2023	2022
Cash provided by operating activities	$670.3	$391.4
Cash (used in) provided by investing activities	(24.1)	8.1
Cash used in financing activities	(684.7)	(430.8)
Cash provided by operating activities in 2023 was $670.3 million compared with $391.4 million during 2022. The increase in operating cash flows in 2023 compared with the prior year is due to increased earnings and a more favorable working capital contribution primarily related to lower inventory levels and incentive payments. Our free cash flow in 2023 and 2022 was $597.7 million and $321.1 million, respectively. We expect cash provided by operating activities to be between $640 million and $690 million in 2024. We expect free cash flow to be between $525 million to $575 million in 2024. Free cash flow is a non-GAAP measure and is described in more detail in the Non-GAAP Measures section below.
Our capital expenditures were $72.6 million in 2023 and $70.3 million in 2022. We project our 2024 capital expenditures will be between $105 and $115 million and expect depreciation and amortization will be approximately $70 million.
In 2021, we renewed and amended our $500 million revolving credit facility, which now expires on April 1, 2026. The renewed and amended facility, with a group of nine banks, has an accordion provision that allows it to be increased up to $850 million if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of December 31, 2023, and expect to be in compliance for the foreseeable future. The facility backs up commercial paper and credit line borrowings. At December 31, 2023, we had no borrowings outstanding under the facility and an available borrowing capacity of $500 million. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.
Our total debt decreased by $217.2 million in 2023 primarily due to the use of operating cash flows to pay down debt. Our leverage, as measured by the ratio of total debt to total capitalization, was 6.5 percent at December 31, 2023, compared with 16.5 percent at December 31, 2022.
Our remaining U.S. pension plan continues to meet all funding requirements under ERISA regulations. We were not required to make a contribution to our pension plan in 2023. We forecast that we will not be required to make a contribution to the plan in 2024, and we do not plan to make any voluntary contributions in 2024. For further information on our pension plans, see Note 13, “Pension and Other Post-retirement Benefits” of Notes to the Consolidated Financial Statements.
In 2023, our Board of Directors approved adding 7,500,000 shares of common stock to our existing discretionary share repurchase authority. Under our share repurchase program, we may purchase our common stock through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors, which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. During 2023, we repurchased 4,377,000 shares of our stock at a total cost of $306.5 million. As of December 31, 2023, we had 3,501,462 shares remaining on the share repurchase authority. On January 26, 2024, the Board of Directors approved adding 2,000,000 shares of common stock to the existing discretionary share repurchase authority. Including the additional shares, we have 5,202,462 shares available for repurchase as of the date of the Board of Directors' approval. We intend to repurchase approximately $300 million of our common stock in 2024 through a combination of 10b5-1 plans and open-market purchases.

We paid dividends of $1.22 per share in 2023 compared with $1.14 per share in 2022. We increased our dividend by seven percent in the fourth quarter of 2023, and the five-year compound annual growth rate of our dividend payment is approximately 10 percent. We have paid dividends for 84 consecutive years with annual amounts increasing each of the last 32 years.
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
The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the evaluation of the impairment of goodwill and indefinite-lived intangible assets and significant estimates used in the determination of the liability related to product warranties. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience and trends, and in some cases, actuarial techniques. We monitor these significant factors and adjustments are made as facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.
Goodwill and Indefinite-lived Intangible Assets
In conformity with GAAP, goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. We perform impairment reviews for our reporting units using a fair-value method based on management’s judgments and assumptions. The fair value represents the estimated amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. We are subject to financial statement risk to the extent that goodwill and indefinite-lived intangible assets become impaired. Any impairment review is, by its nature, highly judgmental as estimates of future sales, earnings and cash flows are utilized to determine fair values. However, we believe that we conduct a thorough and competent annual quantitative analysis of goodwill and indefinite-lived intangible assets. Based on the annual goodwill impairment test, we determined there was no impairment of our goodwill as of December 31, 2023. The fair value of each of our reporting units significantly exceeded its carrying value and a 20 percent decrease in the estimated fair value of our reporting units would not have resulted in a different conclusion. Based on the annual indefinite-lived assets impairment test, we determined there was no impairment of our indefinite-lived assets as of December 31, 2023.
Product Warranty
Our products carry warranties that generally range from one to 12 years and are based on terms that are generally accepted in the market. We provide for the estimated cost of product warranty at the time of sale. The product warranty provision is estimated based on warranty loss experience using actual historical failure rates and estimated costs of product replacement. The variables used in the calculation of the provision are reviewed at least annually. At times, warranty issues may arise which are beyond the scope of our historical experience. We provide for any such warranty issues as they become known and estimable. While our warranty costs have historically been within calculated estimates, it is possible that future warranty costs could differ significantly from those estimates. The allocation of the warranty liability between current and long-term is based on the expected warranty liability to be paid in the next year as determined by historical product failure rates. At December 31, 2023 and 2022, our reserve for product warranties was $188.1 million and $182.5 million, respectively.

Non-GAAP Measures
We are providing non-U.S. Generally Accepted Accounting Principles (GAAP) measures (adjusted earnings, adjusted EPS, total segment earnings, adjusted segment earnings, and adjusted corporate expense) that exclude the impact of restructuring and impairment expenses, pension settlement income and expenses, non-operating pension expenses, income from a legal judgment and expenses associated with a terminated acquisition. Reconciliations from GAAP measures to non-GAAP measures are provided below.
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
Adjusted Earnings and Adjusted Earnings Per Share
(dollars in millions, except per share data)
(unaudited)
The following is a reconciliation of net earnings and diluted earnings per share to adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP):

	Twelve Months Ended December 31,
	2023	2022
Net Earnings (GAAP)	$556.6	$235.7
Restructuring and impairment expenses, before tax	18.8	—
Pension settlement expense (income), before tax	(0.9)	417.3
Pension expense, before tax	—	11.7
Legal judgment income, before tax	—	(11.5)
Terminated acquisition-related expenses, before tax	—	4.3
Tax effect on above items	0.3	(168.8)
Adjusted Earnings (non-GAAP)	$574.8	$488.7

Diluted Earnings Per Share (GAAP)(1)	$3.69	$1.51
Restructuring and impairment expenses, per diluted share, before tax	0.12	—
Pension settlement expense (income) per diluted share, before tax	—	2.68
Pension expense per diluted share, before tax	—	0.08
Legal judgment income per diluted share, before tax	—	(0.07)
Terminated acquisition-related expenses per diluted share, before tax	—	0.03
Tax effect on above items per diluted share	—	(1.09)
Adjusted Earnings Per Share (non-GAAP)(1)	$3.81	$3.14
(1) Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding.

A. O. SMITH CORPORATION
Adjusted Segment Earnings
(dollars in millions)
(unaudited)
The following is a reconciliation of reported earnings before provision for income taxes to total segment earnings (non-GAAP) and adjusted segment earnings (non-GAAP):

	Twelve Months Ended December 31,
	2023	2022
Earnings Before Provision for Income Taxes (GAAP)	$733.5	$223.7
Add: Corporate expense(1)	64.1	128.9
Add: Interest expense	12.0	9.4
Total Segment Earnings (non-GAAP)	$809.6	$362.0

North America(2)	$726.7	$266.0
Rest of World(3)	83.4	96.3
Inter-segment earnings elimination	(0.5)	(0.3)
Total Segment Earnings (non-GAAP)	$809.6	$362.0

Additional Information
(1)Corporate expense	$(64.1)	$(128.9)
Pension settlement expense (income), before tax	(0.2)	70.5
Impairment expense, before tax	3.1	—
Pension expense, before tax	—	2.0
Terminated acquisition-related expenses, before tax	—	4.3
Adjusted Corporate expense (non-GAAP)	$(61.2)	$(52.1)

(2)North America	$726.7	$266.0
Pension settlement expense (income), before tax	(0.7)	346.8
Pension expense, before tax	—	9.7
Legal judgment income, before tax	—	(11.5)
Adjusted North America (non-GAAP)	$726.0	$611.0

(3)Rest of World	$83.4	$96.3
Restructuring and impairment expenses, before tax	15.7	—
Adjusted Rest of World (non-GAAP)	$99.1	$96.3

A. O. SMITH CORPORATION
Free Cash Flow
(dollars in millions)
(unaudited)

The following is a reconciliation of reported cash flow from operating activities to free cash flow (non-GAAP):

	Twelve Months Ended December 31,
	2023	2022
Cash provided by operating activities (GAAP)	$670.3	$391.4
Less: Capital expenditures	(72.6)	(70.3)
Free cash flow (non-GAAP)	$597.7	$321.1
A. O. SMITH CORPORATION
2024 EPS Guidance and 2023 Adjusted EPS
(unaudited)

The following is a reconciliation of diluted EPS to adjusted EPS (non-GAAP) (all items are net of tax):

	2024 Guidance	2023
Diluted EPS (GAAP)	$3.90 - 4.15	$3.69
Restructuring and impairment expenses	—	0.12	(1)
Adjusted EPS (non-GAAP)	$3.90 - 4.15	$3.81
(1) Includes pre-tax restructuring and impairment expenses of $15.7 million and $3.1 million, within the Rest of World segment and Corporate expenses, respectively.
Outlook
As we begin 2024, we expect our consolidated sales to increase between three and five percent. Our sales projection is driven by continued end-market demand in water heating and a rebound in boiler and water treatment volumes after 2023 corrections in end-market inventories. In our Rest of the World segment, we see overall growth with stability in China as the economy continues to work through its challenges. We expect to achieve full-year earnings of between $3.90 and $4.15 per share. Our guidance excludes the impacts from potential future acquisitions.
OTHER MATTERS
Environmental
Our operations are governed by a number of federal, foreign, state, local and environmental laws concerning the generation and management of hazardous materials, the discharge of pollutants into the environment and remediation of sites owned by the Company or third parties. We have expended financial and managerial resources complying with such laws. Expenditures related to environmental matters were not material in 2023 and we do not expect them to be material in any single year. We have reserves associated with environmental obligations at various facilities and we believe these reserves together with available insurance coverage are sufficient to cover reasonably anticipated remediation costs. Although we believe that our operations are substantially in compliance with such laws and maintain procedures designed to maintain compliance, there are no assurances that substantial additional costs for compliance will not be incurred in the future. However, since the same laws govern our competitors, we should not be placed at a competitive disadvantage.
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
We enter into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. At December 31, 2023, we had net foreign currency contracts outstanding with notional values of $118.8 million. Assuming a hypothetical ten percent movement in the respective currencies, the potential foreign exchange gain or loss associated with the change in exchange rates would amount to $11.9 million. However, gains and losses from our forward contracts will be offset by gains and losses in the underlying transactions being hedged.
Forward-Looking Statements
This filing contains statements that the Company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “continue,” “guidance,” “outlook” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: softening in U.S. residential water heater demand; negative impacts to the Company, particularly the demand for its products, resulting from global inflationary pressures or a potential recession in one or more of the markets in which the Company participates; the Company’s ability to continue to obtain commodities, components, parts and accessories on a timely basis through its supply chain and at expected costs; negative impacts to demand for the Company’s products, particularly commercial products, as a result of changes in commercial property usage that followed the COVID-19 pandemic; further weakening in U.S. residential or commercial construction or instability in the Company's replacement markets; inability of the Company to implement or maintain pricing actions; inconsistent recovery of the Chinese economy or a further decline in the growth rate of consumer spending or housing sales in China; negative impact to the Company’s businesses from international tariffs, trade disputes and geopolitical differences, including the conflicts in Ukraine, the Middle East and attacks on commercial shipping vessels in the Red Sea; potential further weakening in the high-efficiency gas boiler segment in the U.S.; substantial defaults in payment by, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; foreign currency fluctuations; the Company’s inability to successfully integrate or achieve its strategic objectives resulting from acquisitions; competitive pressures on the Company’s businesses, including new technologies and new competitors; the impact of potential information technology or data security breaches; changes in government regulations or regulatory requirements; the inability to respond to secular trends toward decarbonization and energy efficiency; and adverse developments in general economic, political and business conditions in key regions of the world. Forward-looking statements included in this filing are made only as of the date of this filing, and the Company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the Company, or persons acting on its behalf, are qualified entirely by these cautionary statements.
Forward-looking and other statements in this Form 10-K regarding our environmental and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or are required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking social, environmental and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Any such forward-looking statements made herein are based on information currently available to us as of the date of this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Market Risk” above.
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of A. O. Smith Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of A. O. Smith Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2024 expressed an unqualified opinion thereon.
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

Product Warranty Liability Valuation

Description of the Matter
At December 31, 2023, the Company’s product warranty liability was $188.1 million. As discussed in Note 1 of the consolidated financial statements, the Company records a liability for the expected cost of warranty-related claims at the time of sale. The product warranty liability is estimated based upon warranty loss experience using actual historical failure rates and estimated cost of product replacement. Products generally carry warranties from one to twelve years. The Company performs separate warranty calculations based on the product type and the warranty term and aggregates them.

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

To test the Company’s calculation of the product warranty liability, our audit procedures included, among others, evaluating the methodology used, and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We tested the validity of claims within the calculation and tested the completeness and accuracy of the claims settled data. We recalculated the historical failure rates using actual claims data. We compared the estimated cost of replacement included in the product warranty liability with the current costs to manufacture a comparable product and assessed the impact of projected changes in significant product costs. We also analyzed current year claims data to identify changes in failure trends and assessed the historical accuracy of the prior year liability. Further, we inquired of operational and quality control personnel regarding quality issues and trends.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1917.
Milwaukee, Wisconsin
February 13, 2024

CONSOLIDATED BALANCE SHEETS

December 31 (dollars in millions)
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$339.9	$391.2
Marketable securities	23.5	90.6
Receivables	596.0	581.2
Inventories	497.4	516.4
Other current assets	43.5	54.3
Total Current Assets	1,500.3	1,633.7
Net property, plant and equipment	597.5	590.7
Goodwill	633.4	619.7
Other intangibles	336.7	347.9
Operating lease assets	37.3	29.8
Other assets	108.7	110.5
Total Assets	$3,213.9	$3,332.3
Liabilities
Current Liabilities
Trade payables	$600.4	$625.8
Accrued payroll and benefits	92.2	75.7
Accrued liabilities	177.4	159.1
Product warranties	65.3	63.6
Long-term debt due within one year	10.0	10.0
Total Current Liabilities	945.3	934.2
Long-term debt	117.3	334.5
Product warranties	122.8	118.9
Pension liabilities	10.5	9.9
Long-term operating lease liabilities	27.9	22.4
Other liabilities	145.7	164.7
Total Liabilities	1,369.5	1,584.6
Commitments and contingencies	—	—
Stockholders’ Equity
Preferred Stock	—	—
Class A Common Stock (shares issued 26,023,132 and 26,035,656 as of December 31, 2023 and 2022, respectively)	130.1	130.2
Common Stock (shares issued 164,684,460 and 164,671,938 as of December 31, 2023 and 2022, respectively)	164.7	164.7
Capital in excess of par value	578.2	555.9
Retained earnings	3,258.1	2,885.0
Accumulated other comprehensive loss	(84.2)	(82.4)
Treasury stock at cost	(2,202.5)	(1,905.7)
Total Stockholders’ Equity	1,844.4	1,747.7
Total Liabilities and Stockholders’ Equity	$3,213.9	$3,332.3
See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF EARNINGS

Years ended December 31 (dollars in millions, except per share amounts)
	2023	2022	2021
Net sales	$3,852.8	$3,753.9	$3,538.9
Cost of products sold	2,368.0	2,424.3	2,228.0
Gross profit	1,484.8	1,329.6	1,310.9
Selling, general and administrative expenses	727.4	670.9	701.4
Restructuring and impairment expenses	18.8	—	—
Interest expense	12.0	9.4	4.3
Other (income) expense, net	(6.9)	425.6	(20.4)
Earnings before provision for income taxes	733.5	223.7	625.6
Provision for (benefit from) income taxes	176.9	(12.0)	138.5
Net Earnings	$556.6	$235.7	$487.1
Net Earnings Per Share of Common Stock (1)	$3.71	$1.52	$3.05
Diluted Net Earnings Per Share of Common Stock (1)	$3.69	$1.51	$3.02
(1)Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding.
CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

Years ended December 31 (dollars in millions)
	2023	2022	2021
Net Earnings	$556.6	$235.7	$487.1
Other comprehensive earnings (loss)
Foreign currency translation adjustments	3.8	(39.4)	3.4
Unrealized net (loss) gain on cash flow derivative instruments, less related income tax benefit (provision) of $1.4 in 2023, ($1.4) in 2022 and $— in 2021	(4.2)	4.3	—
Change in pension liability less related income tax benefit (provision) of $0.5 in 2023, ($179.0) in 2022 and $4.5 in 2021	(1.4)	284.1	(13.6)
Comprehensive Earnings	$554.8	$484.7	$476.9
See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended December 31 (dollars in millions)
	2023	2022	2021
Operating Activities
Net earnings	$556.6	$235.7	$487.1
Adjustments to reconcile earnings to cash provided by (used in) operating activities:
Depreciation and amortization	78.3	76.9	77.9
Stock based compensation expense	11.5	11.1	11.9
Deferred Income Taxes	(3.8)	—	—
Non-cash impairment	15.6	—	—
Pension settlement (income) expense	(0.9)	417.3	—
Pension settlement non-cash taxes	0.2	(167.7)	—
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	20.0	(194.1)	90.8
Noncurrent assets and liabilities	(7.2)	12.2	(26.6)
Cash Provided by Operating Activities	670.3	391.4	641.1
Investing Activities
Capital expenditures	(72.6)	(70.3)	(75.1)
Acquisitions	(16.8)	(8.0)	(207.6)
Investments in marketable securities	(63.1)	(91.6)	(185.4)
Net proceeds from sales of marketable securities	128.4	178.0	118.2
Cash (Used in) Provided by Investing Activities	(24.1)	8.1	(349.9)
Financing Activities
Long-term debt (repaid) incurred	(218.1)	150.6	83.5
Common stock repurchases	(306.5)	(403.5)	(366.5)
Net proceeds (payments) from stock option activity	23.4	(0.7)	32.1
Dividends paid	(183.5)	(177.2)	(170.1)
Cash Used in Financing Activities	(684.7)	(430.8)	(421.0)
Effect of exchange rate changes on cash and cash equivalents	(12.8)	(20.8)	—
Net decrease in cash and cash equivalents	(51.3)	(52.1)	(129.8)
Cash and cash equivalents-beginning of year	391.2	443.3	573.1
Cash and Cash Equivalents-End of Year	$339.9	$391.2	$443.3
See accompanying notes, which are an integral part of these statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended December 31 (dollars in millions)
	2023	2022	2021
Class A Common Stock
Balance at the beginning of the year	$130.2	$130.5	$130.8
Conversion of Class A Common Stock	(0.1)	(0.3)	(0.3)
Balance at the end of the year	$130.1	$130.2	$130.5
Common Stock
Balance at the beginning of the year	$164.7	$164.7	$164.6
Conversion of Class A Common Stock	—	—	0.1
Balance at the end of the year	$164.7	$164.7	$164.7
Capital in Excess of Par Value
Balance at the beginning of the year	$555.9	$545.2	$520.4
Conversion of Class A Common Stock	0.1	0.3	0.3
Issuance of share units	(10.3)	(6.0)	(5.6)
Vesting of share units	(3.7)	(3.0)	(2.2)
Stock based compensation expense	10.4	11.1	10.3
Exercises of stock options	14.5	1.3	15.4
Issuance of share based compensation	11.3	7.0	6.6
Balance at the end of the year	$578.2	$555.9	$545.2
Retained Earnings
Balance at the beginning of the year	$2,885.0	$2,826.6	$2,509.6
Net earnings	556.6	235.7	487.1
Dividends on stock	(183.5)	(177.3)	(170.1)
Balance at the end of the year	$3,258.1	$2,885.0	$2,826.6
Accumulated Other Comprehensive Loss
Balance at the beginning of the year	$(82.4)	$(331.4)	$(321.2)
Foreign currency translation adjustments	3.8	(39.4)	3.4
Unrealized net (loss) gain on cash flow derivative instruments, less related income tax benefit (provision) of $1.4 in 2023, ($1.4) in 2022 and $— in 2021	(4.2)	4.3	—
Change in pension liability less related income tax benefit (provision) of $0.5 in 2023, ($179.0) in 2022 and $4.5 in 2021	(1.4)	284.1	(13.6)
Balance at the end of the year	$(84.2)	$(82.4)	$(331.4)
Treasury Stock
Balance at the beginning of the year	$(1,905.7)	$(1,503.4)	$(1,155.9)
Exercise of stock options, net of 61,605, 47,309 and 34,679 shares surrendered as proceeds and to pay taxes in 2023, 2022 and 2021, respectively	8.8	(2.1)	16.5
Stock incentives and directors’ compensation	0.3	0.3	0.3
Shares repurchased	(306.5)	(403.5)	(366.5)
Excise tax on repurchases of common stock	(3.1)	—	—
Vesting of share units	3.7	3.0	2.2
Balance at the end of the year	$(2,202.5)	$(1,905.7)	$(1,503.4)
Total Stockholders’ Equity	$1,844.4	$1,747.7	$1,832.2
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
Fair value of financial instruments. The carrying amounts of cash, cash equivalents, marketable securities, receivables, floating rate debt and trade payables approximated fair value as of December 31, 2023 and 2022, due to the short maturities or frequent rate resets of these instruments. The fair value of term notes with insurance companies included in Long-term debt within the consolidated balance sheets was approximately $116.5 million as of December 31, 2023 compared with the carrying amount of $127.3 million for the same date. The fair value of term notes with insurance companies was approximately $120.2 million as of December 31, 2022 compared with the carrying amount of $136.5 million.
Foreign currency translation. For all subsidiaries outside the U.S., with the exception of its Barbados, Hong Kong and Mexican companies and its non-operating companies in the Netherlands, the Company uses the local currency as the functional currency. For those operations using a functional currency other than the U.S. dollar, assets and liabilities were translated into U.S. dollars at year-end exchange rates, and revenues and expenses were translated at weighted-average exchange rates. The resulting translation adjustments were recorded as a separate component of stockholders’ equity. The Barbados, Hong Kong, Mexican and non-operating Netherlands companies use the U.S. dollar as the functional currency. Gains and losses from foreign currency transactions were included in net earnings and were not significant in 2023, 2022, or 2021.
Cash and cash equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Marketable securities. The Company considers all highly liquid investments with maturities greater than 90 days when purchased to be marketable securities. At December 31, 2023, the Company’s marketable securities consisted of bank time deposits with original maturities ranging from 180 days to 12 months and were primarily located at investment grade rated banks in China and Hong Kong.
Inventory valuation. Inventories are carried at lower of cost or net realizable value. Cost is determined on the last-in, first-out (LIFO) method for a certain of the Company’s domestic inventories, which comprised 39 percent and 36 percent of the Company’s total inventory at December 31, 2023 and 2022, respectively. Inventories of foreign subsidiaries, the remaining domestic inventories and supplies were determined using the first-in, first-out (FIFO) method.
Property, plant and equipment. Property, plant and equipment are stated at cost. Depreciation is computed primarily by the straight-line method. The estimated service lives used to compute depreciation are generally 25 to 50 years for buildings, three to 20 years for equipment and three to 15 years for software. Maintenance and repair costs are expensed as incurred.
Goodwill and other intangibles. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis. Separable intangible assets, primarily comprised of customer relationships, that are not deemed to have an indefinite life are amortized on a straight-line basis over their estimated useful lives which range from four to 25 years.
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
Product warranties. The Company’s products carry warranties that generally range from one to twelve years and are based on terms that are consistent with the market. The Company records a liability for the expected cost of warranty-related claims

1. Organization and Significant Accounting Policies (continued)
at the time of sale and is estimated based on the warranty period, product type and loss experience using actual historical failure rates and estimated costs of product replacement. The variables used in the calculation of the provision are reviewed by the Company at least annually. At times, warranty issues may arise which are beyond the scope of the Company’s historical experience. The Company provides for any such warranty issues as they become known and estimable. The allocation of the warranty liability between current and long-term is based on expected warranty claims to be settled in the next year as determined by historical product failure rates.
The following table presents the Company’s product warranty liability activity in 2023 and 2022:

Years ended December 31 (dollars in millions)	2023	2022
Balance at beginning of year	$182.5	$184.4
Expense	79.9	64.2
Claims settled	(74.3)	(66.1)
Balance at end of year	$188.1	$182.5
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
Fair Value Measurements. Accounting Standards Codification (ASC) 820 Fair Value Measurements, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring basis or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value are based on the market approach which are prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Assets (liabilities) measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	Balance Sheet Location	December 31, 2023	December 31, 2022
Quoted prices in active markets for identical assets (Level 1)	Marketable Securities	$23.5	$90.6
Significant other observable inputs (Level 2)	(Accrued liabilities) / Other current assets	(4.1)	6.5
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
Advertising. The majority of advertising costs are charged to operations as incurred and totaled $93.9 million, $100.4 million and $107.0 million during 2023, 2022 and 2021, respectively. Included in total advertising costs are expenses associated with store displays for water heater, water treatment products, and kitchen products in China that are amortized over 12 to 48 months which totaled $15.2 million, $17.2 million and $25.2 million during 2023, 2022 and 2021, respectively.

1. Organization and Significant Accounting Policies (continued)
Research and development. Research and development costs are charged to operations as incurred and amounted to $97.5 million, $89.0 million and $94.2 million during 2023, 2022 and 2021, respectively.
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
Stock-based compensation. Compensation cost is recognized using the straight-line method over the vesting period of the award and forfeitures are recognized as they occur. In accordance with amended ASC 718, the Company recognized $3.2 million, $1.1 million, and $5.6 million of discrete income tax benefits on settled stock based compensation awards during 2023, 2022, and 2021 respectively.
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

	2023	2022	2021
Denominator for basic earnings per share - weighted-average shares outstanding	149,952,679	154,786,327	159,906,834
Effect of dilutive stock options, restricted stock and share units	1,062,895	993,037	1,413,068
Denominator for diluted earnings per share	151,015,574	155,779,364	161,319,902
Recent Accounting Pronouncements.
In December 2023, the Financial Accounting Standards Board (FASB) amended Accounting Standards Codification (ASC) 740, Income Taxes (issued under Accounting Standards Update (ASU) 2023-09, “Improvements to Income Tax Disclosures”). This ASU requires added disclosures related to the rate reconciliation, income taxes paid and other amendments intended to improve effectiveness and comparability. The amendment is effective for the Company beginning with its 2025 annual disclosures with early adoption permitted and should be applied on a prospective basis. The Company is currently evaluating the impact the adoption of ASU 2023-09 will have on its annual disclosures.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.” The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for the Company beginning with its 2024 annual disclosures and interim periods beginning in 2025, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact the adoption of ASU 2023-07 will have on its annual and interim disclosures.
2. Revenue Recognition
Substantially all of the Company’s sales are from contracts with customers for the purchase of its products. Contracts and customer purchase orders are used to determine the existence of a sales contract. Shipping documents are used to verify

2. Revenue Recognition (continued)
shipment. For substantially all of its products, the Company transfers control of products to the customer at the point in time when title and risk are passed to the customer, which generally occurs upon shipment of the product. Each unit sold is considered an independent, unbundled performance obligation. The Company’s sales arrangements do not include other performance obligations that are material in the context of the contract.
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
Additionally, certain customers in China pay the Company prior to the shipment of products resulting in a customer deposits liability of $59.7 million and $85.7 million at December 31, 2023 and December 31, 2022, respectively. Customer deposit liabilities are short term in nature, recognized into revenue within one year of receipt. The Company assesses the collectability of customer receivables based on the creditworthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for credit losses, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors including forward-looking information when establishing adequate allowances for credit losses, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. The Company’s allowance for credit losses was $10.1 million and $9.5 million at December 31, 2023 and December 31, 2022, respectively.
Rebates and incentives are based on pricing agreements and are tied to sales volume. The amount of revenue is reduced for variable consideration related to customer rebates which are calculated using expected values and are based on program specific factors such as expected rebate percentages based on expected volumes. In situations where the customer has the right to return eligible products, the Company reduces revenue for its estimates of expected product returns, which are primarily based on an analysis of historical experience. Changes in such accruals may be required if actual sales volume differs from estimated sales volume or if future returns differ from historical experience. Shipping and handling costs billed to customers are included in net sales and the related costs are included in cost of products sold as they are activities performed to fulfill the promise to transfer products.
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
The North America segment's major product lines are defined as the following:
Water heaters The Company’s water heaters are open water heating systems that heat potable water. Typical applications for water heaters include residences, restaurants, hotels, office buildings, laundries, car washes and small businesses. The Company sells residential and commercial water heater products and related parts through its wholesale distribution channel, which includes more than 900 independent wholesale plumbing distributors. The Company also sells residential water heaters and related parts through retail and maintenance, repair and operations (MRO) channels. A significant portion of the Company’s water heater sales in the North America segment is derived from the replacement of existing products.
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

2. Revenue Recognition (continued)
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

Years ended December 31 (dollars in millions)	2023	2022	2021
North America
Water heaters and related parts(1)	$2,456.9	$2,325.1	$2,115.9
Boilers and related parts	240.1	272.0	212.1
Water treatment products	225.9	222.0	201.5
Total North America	2,922.9	2,819.1	2,529.5
Rest of World
China	$835.1	$839.1	$922.4
All other Rest of World	121.8	126.7	114.1
Total Rest of World	956.9	965.8	1,036.5
Inter-segment sales	(27.0)	(31.0)	(27.1)
Total Net Sales	$3,852.8	$3,753.9	$3,538.9
(1)Includes the results of Giant Factories, Inc. (Giant) from October 19, 2021, the date of acquisition.
3. Acquisitions
2023 Acquisitions
During the third quarter of 2023, the Company acquired a privately-held water treatment company. The Company paid an aggregate cash purchase price of $16.8 million, net of cash acquired. The addition of the acquired company expands the Company's water treatment platform. The acquired company is included in the North America segment.
2022 Acquisitions
During the second quarter of 2022, the Company acquired a privately-held water treatment company. The Company paid an aggregate cash purchase price of $5.5 million, net of cash acquired. The addition of the company acquired expands the Company's water treatment platform and is included in the North America segment for reporting purposes. In addition, in the third quarter of 2022, the Company incurred $4.3 million of expenses and related income tax benefit of $1.1 million associated with a terminated acquisition. These expenses were related to the due diligence of a prospective acquisition target and recorded within selling, general and administrative expenses in the consolidated statement of earnings.
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

3. Acquisitions (continued)
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
Supplemental balance sheet information related to leases is as follows:

(dollars in millions)	December 31, 2023	December 31, 2022
Liabilities
Short term: Accrued liabilities	$11.6	$9.9
Long term: Operating lease liabilities	27.9	22.4
Total operating lease liabilities	$39.5	$32.3
Less: Rent incentives and deferrals	(2.2)	(2.5)
Assets
Operating lease assets	$37.3	$29.8

4. Leases (continued)

Lease Term and Discount Rate	December 31, 2023
Weighted-average remaining lease term	7.0 years
Weighted-average discount rate	4.41%
The components of lease expense were as follows:

(dollars in millions)
Lease Expense(1)	Classification	Year ended December 31, 2023	Year ended December 31, 2022
Operating lease expense	Cost of products sold	$5.3	$4.3
	Selling, general and administrative expenses	16.2	15.8
(1)Includes short-term lease expense of $1.8 million and variable lease expenses of $4.6 million for the year ended December 31, 2023 and short-term lease expense of $2.1 million and variable lease expenses of $3.1 million for the year ended December 31, 2022, respectively.

Maturities of lease liabilities were as follows:

(dollars in millions)	December 31, 2023
2024	$13.0
2025	9.5
2026	5.4
2027	3.6
2028	2.3
After 2028	12.6
Total lease payments	46.4
Less: Imputed interest	(6.9)
Present value of operating lease liabilities	$39.5
5. Restructuring and Impairment
During the first quarter of 2023, the Company determined that its business in Turkey (disposal group) included in the Rest of World segment met the criteria to be classified as held for sale. The Company determined the fair value of the disposal group, less cost to sell, was lower than its carrying amount. As a result the Company recorded an impairment expense of $15.6 million, of which $12.5 million was recorded in the Rest of World segment, and $3.1 million was recorded in Corporate Expense. The impairment was recorded as a net reduction of $4.5 million to the assets and liabilities and $11.1 million for the anticipated liquidation of the cumulative foreign currency translation adjustment associated with the disposal group. The remaining carrying value of the disposal group was $0.6 million and classified as held for sale. During the second quarter of 2023, the Company sold the disposal group for an amount that approximated the carrying value of the net assets.
Upon closing of the sale in the second quarter of 2023, the Company released $11.0 million of foreign currency translation losses from accumulated other comprehensive loss.
During the fourth quarter of 2023, the Company recorded $3.2 million of restructuring expense related to the exit of a business within the Far East region.

6. Statement of Cash Flows
Supplemental cash flow information is as follows:

Years ended December 31 (dollars in millions)	2023	2022	2021
Net change in current assets and liabilities, net of acquisitions:
Receivables	$(16.4)	$42.5	$(25.5)
Inventories	18.1	(82.8)	(109.5)
Other current assets	7.2	(9.1)	4.9
Trade payables	(21.4)	(89.4)	142.9
Accrued liabilities, including payroll and benefits	28.4	(46.5)	56.3
Income taxes	4.1	(8.8)	21.7
	$20.0	$(194.1)	$90.8
In addition, cash interest paid during the years ended December 31, 2023, 2022 and 2021 were $12.3 million, $9.3 million, and $4.2 million, respectively. Total cash and cash equivalents and marketable securities at December 31, 2023 and 2022 was $363.4 million and $481.8 million, respectively, of which $291.8 million and $472.1 million were held by the Company’s foreign subsidiaries, at December 31, 2023 and 2022, respectively.
7. Inventories
The following table presents the components of the Company’s inventory balances:

December 31 (dollars in millions)	2023	2022
Finished products	$177.7	$174.4
Work in process	44.2	42.1
Raw materials	322.6	349.2
Inventories, at FIFO cost	544.5	565.7
LIFO reserve	(47.1)	(49.3)
Inventories, at LIFO cost	$497.4	$516.4
8. Property, Plant and Equipment

December 31 (dollars in millions)	2023	2022
Land	$31.0	$28.5
Buildings	378.6	373.2
Equipment	865.9	822.5
Software	143.1	140.6
	1,418.6	1,364.8
Accumulated depreciation and amortization	(821.1)	(774.1)
Net property, plant, and equipment	$597.5	$590.7

9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill during the years ended December 31, 2023 and 2022 consisted of the following:

(dollars in millions)	North America	Rest of World	Total
Balance at December 31, 2021	$568.9	$58.9	$627.8
Currency translation adjustment	(7.8)	(0.3)	(8.1)
Balance at December 31, 2022	561.1	58.6	619.7
Currency translation adjustment	2.6	(0.1)	2.5
Acquisitions	11.2	—	11.2
Balance at December 31, 2023	$574.9	$58.5	$633.4
The carrying amount of other intangible assets consisted of the following:

	2023			2022
December 31 (dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Patents	$3.7	$(3.7)	$—	$3.7	$(3.7)	$—
Customer lists	286.4	(174.0)	112.4	288.6	(164.0)	124.6
Total amortizable intangible assets	290.1	(177.7)	112.4	292.3	(167.7)	124.6
Indefinite-lived intangible assets:
Trade names	224.3	—	224.3	223.3	—	223.3
Total intangible assets	$514.4	$(177.7)	$336.7	$515.6	$(167.7)	$347.9
Amortization expenses of other intangible assets of $12.6 million, $12.8 million, and $12.3 million were recorded in 2023, 2022 and 2021, respectively. In the future, excluding the impact of any future acquisitions, the Company expects amortization expense of approximately $12.6 million annually and the intangible assets will be amortized over a weighted-average period of 11 years.
The Company concluded that no goodwill impairment existed at the time of the annual impairment tests which were performed in the fourth quarters of 2023, 2022 and 2021. No impairments of other intangible assets were recorded in 2023, 2022 and 2021.
10. Debt

December 31 (dollars in millions)	2023	2022
Revolving credit agreement borrowings, average year-end interest rates of 5.3% for 2022	—	185.4
Commercial paper, average year-end interest rate of 4.6% for 2022	—	22.6
Term notes with insurance companies, expiring 2029-2034, average year-end interest rates of 3.1% for both 2023 and 2022	127.3	136.5
	127.3	344.5
Long-term debt due within one year	(10.0)	(10.0)
Long-term debt	$117.3	$334.5
In 2021, the Company renewed and amended its $500 million multi-year multi-currency revolving credit agreement with a new expiration date of April 1, 2026. The facility has an accordion provision which allows it to be increased up to $850 million if certain conditions (including lender approval) are satisfied. Borrowings under the Company’s bank credit lines and commercial paper borrowings are supported by the $500 million revolving credit agreement. At its option, the Company either maintains cash balances or pays fees for bank credit and services. The Company has fixed-rate interest expense

10. Debt (continued)
obligations of $16.6 million on outstanding debt as of December 31, 2023. Scheduled maturities of long-term debt within each of the five years subsequent to December 31, 2023 are as follows:

Years ending December 31 (dollars in millions)	Amount
2024	$10.0
2025	10.0
2026	28.5
2027	28.5
2028	13.2
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
There were 12,524 shares during 2023, 68,785 shares during 2022 and 64,072 shares during 2021, of Class A Common Stock converted into Common Stock. Regular dividends paid on the A. O. Smith Corporation Class A Common Stock and Common Stock amounted to $1.22, $1.14 and $1.06 per share in 2023, 2022 and 2021, respectively.
In 2023, the Board of Directors approved adding 7,500,000 shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by the Company's Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In 2023, the Company repurchased 4,377,000 shares at an average price of $70.03 per share and at a total cost of $306.5 million. As of December 31, 2023, there were 3,501,462 shares remaining on the existing repurchase authorization. In 2022, the Company repurchased 6,647,895 shares at a cost of $403.5 million. In 2021, the Company repurchased 5,087,467 shares at a cost of $366.5 million.
At December 31, 2023, a total of 130,380 and 43,049,885 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock. At December 31, 2022, a total of 130,380 and 39,398,135 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

11. Stockholders’ Equity (continued)
Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)	Years ended December 31,
	2023	2022
Cumulative foreign currency translation
Balance at beginning of period	$(84.1)	$(44.7)
Other comprehensive gain (loss) before reclassifications	3.8	(39.4)
Balance at end of period	(80.3)	(84.1)
Unrealized net gain (loss) on cash flow derivatives
Balance at beginning of period	4.9	0.6
Other comprehensive gain before reclassifications	2.8	7.4
Realized gains on derivatives reclassified to cost of products sold (net of tax provision of $2.2 and $1.0 in 2023 and 2022, respectively)(1)	(7.0)	(3.1)
Balance at end of period	0.7	4.9
Pension liability
Balance at beginning of period	(3.2)	(287.3)
Other comprehensive (loss) gain before reclassifications	(1.6)	19.8
Amounts reclassified from accumulated other comprehensive loss(1)	0.2	264.3
Balance at end of period	(4.6)	(3.2)
Total accumulated other comprehensive loss, end of period	$(84.2)	$(82.4)

(1)Amounts reclassified from accumulated other comprehensive loss:

Realized gains on derivatives reclassified to cost of products sold	$(9.2)		$(4.1)
Tax provision	2.2		1.0
Reclassification net of tax	$(7.0)		$(3.1)
Amortization of pension items:
Actuarial losses	$0.1	(2)	$437.2	(2)
Prior year service cost	0.1	(2)	(0.4)	(2)
	0.2		436.8
Tax benefit	—		(172.5)
Reclassification net of tax	$0.2		$264.3
(2)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 13, “Pensions and Other Post-retirement Benefits” for additional details.
Included in the results for 2023 is $11.0 million of foreign currency translation losses reclassified from accumulated other comprehensive loss to Net earnings related to the Company's sale of its business in Turkey. See Note 5 - Restructuring and Impairment for additional details.
12. Stock Based Compensation
The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the Incentive Plan) effective January 1, 2007, and the Incentive Plan was most recently reapproved by stockholders on April 15, 2020. The Incentive Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options or share units at December 31, 2023, was 2,479,897 which includes 2,400,000 additional shares that were authorized on April 15, 2020 at the Company's annual meeting of stockholders. Upon stock option exercise or share unit vesting, shares are issued from treasury stock. Total stock based compensation expense recognized in 2023, 2022 and 2021 was $11.5 million, $11.1 million and $11.9 million, respectively.

12. Stock Based Compensation (continued)
Stock Options
Beginning in 2023, the Company no longer grants stock options. The stock options previously granted in 2022 and 2021 have three year pro rata vesting from the date of grant. Stock options were issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant. For active employees, all options granted in 2022 and 2021 expire ten years after the date of grant. The Company’s stock options are expensed ratably over the three year vesting period; however, included in the stock option expense recognized in 2022 and 2021 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Stock based compensation expense attributable to stock options for 2023, 2022 and 2021 was $1.2 million, $5.5 million and $5.1 million, respectively.
Changes in options, all of which relate to the Company’s Common Stock, were as follows:

Years Ended December 31	2023		2022		2021
	Number of Options	Weighted Avg. Per Share Exercise Price	Number of Options	Weighted Avg. Per Share Exercise Price	Number of Options	Weighted Avg. Per Share Exercise Price
Number of shares under options:
Outstanding at beginning of year	2,481,606	$51.22	2,252,498	$47.73	2,785,654	$43.01
Granted	—	—	322,460	74.11	368,780	60.85
Exercised(1)	(600,344)	45.68	(66,697)	39.77	(889,345)	38.35
Forfeited	(8,709)	66.96	(26,655)	61.46	(12,591)	49.18
Outstanding at end of year(2)	1,872,553	52.93	2,481,606	51.22	2,252,498	47.73
Exercisable at end of year(3)	1,549,749	49.51	1,675,552	46.88	1,191,795	45.71
(1)The total intrinsic value of options exercised in 2023, 2022 and 2021 was $15.0 million, $1.6 million and $31.0 million, respectively.
(2)The weighted average remaining contractual life of options outstanding was 7 years at December 31, 2023, and December 31, 2022, and 8 years at December 31, 2021, respectively. The aggregate intrinsic value of options outstanding at December 31, 2023 was $55.3 million.
(3)The weighted average remaining contractual life of options exercisable was 6 years at December 31, 2023, and December 31, 2022, and 7 years at December 31, 2021, respectively. The aggregate intrinsic value of options exercisable at December 31, 2023 was $51.0 million.

	Number of Options	Weighted Avg. Per Share Exercise Price
Nonvested options at beginning of year	806,054	$60.26
Vested	(477,245)	54.05
Forfeited	(6,005)	66.24
Nonvested options at end of year	322,804	69.33

12. Stock Based Compensation (continued)
The weighted-average fair value per option at the date of grant during 2022 and 2021, using the Black-Scholes option-pricing model, was $17.57 and $14.03, respectively. Assumptions were as follows:

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
Share Units
Participants in the Incentive Plan may also be awarded share units. Share units vest three years after the date of grant. The Company granted 168,807, 94,731 and 104,312 share units under the Incentive Plan in 2023, 2022 and 2021, respectively.
The share units were valued at $11.3 million, $7.0 million and $6.4 million at the date of issuance in 2023, 2022 and 2021, respectively, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period; however, included in share unit expense was expense associated with accelerated vesting of share unit awards for certain employees who are retirement eligible or will become retirement eligible during the vesting period. Stock based compensation expense attributable to share units of $9.6 million, $5.6 million and $6.8 million was recognized in 2023, 2022 and 2021, respectively. Certain non-U.S.-based employees receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.
A summary of share unit activity under the Incentive Plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2023	379,919	$52.92
Granted	168,807	67.18
Vested	(160,828)	49.48
Forfeited	(6,709)	66.27
Issued and unvested at December 31, 2023	381,189	63.33
Performance Stock Units
Beginning in 2023, certain executives may be awarded performance stock units under the Incentive Plan. Performance stock units vest over three years following the date of the grant. Performance stock units vest under a set of measurement criteria which are based upon achievement of certain Environmental, Social, and Governance targets. Potential payouts range from zero to 150 percent of the target awards and changes from target amounts are reflected as performance adjustments. The Company granted 24,580 performance stock units under the Incentive Plan in 2023.
The performance stock units were valued at $1.7 million at the date of issuance in 2023, based on the price of the Company’s Common Stock at the date of grant of $67.14. The performance stock units are recognized as compensation expense ratably over the three-year vesting period. Stock based compensation expense attributable to performance stock units of $0.7 million was recognized in 2023. Certain non-U.S.-based executives receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.

12. Stock Based Compensation (continued)
A summary of stock unit activity under the Incentive Plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2023	—	$—
Granted	24,580	67.14
Forfeited	(557)	67.14
Performance adjustments	10,735	67.14
Issued and unvested at December 31, 2023	34,758	67.14
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
In 2021, the Company's Board of Directors approved the termination of the defined benefit pension plan (the Plan) with a termination date of December 31, 2021. The Plan represented over 95 percent of the Company's pension plan liability. In 2022, the Company received a determination letter from the Internal Revenue Service (IRS) that allowed the Company to proceed with the termination process. The Company settled approximately $169 million of Plan liabilities through lump-sum payments from existing plan assets to eligible participants who elected to receive them and settled approximately $463 million of Plan liabilities by entering into an agreement to purchase annuities from Mass Mutual Life Insurance Company (MML). The irrevocable agreement with MML covers approximately 7,000 active and former employees and their beneficiaries, with MML assuming the future annuity payments for these individuals commencing March 1, 2023. These settlements resulted in $417.3 million of pretax expense in 2022, partially offset by approximately $167.7 million in related tax benefits. In 2023, the Company realized pre-tax pension settlement income of $0.9 million, of which $0.7 million was recorded in the North America segment and $0.2 million in Corporate Expense, and included $0.2 million in related tax benefits. The pension settlement income related to refunds from MML to the Plan for the reconciliation of participant data and was partially offset by settlement accounting adjustments. The remaining pension assets associated with the Plan at December 31, 2023 were $22.6 million. The Company intends to use the remaining assets to fund future non-elective contributions to the Company’s defined contribution plan.
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

13. Pension and Other Post-retirement Benefits (continued)

	Pension Benefits				Post-retirement Benefits
Years ended December 31 (dollars in millions)	2023		2022		2023	2022
Accumulated benefit obligation (ABO) at December 31	$(26.3)		$(27.7)		N/A	N/A
Change in projected benefit obligations (PBO)
PBO at beginning of year	$(28.3)		$(842.1)		$(1.7)	$(2.2)
Service cost	(0.9)		(1.4)		—	—
Interest cost	(1.2)		(14.5)		(0.1)	(0.1)
Participant contributions	—		—		(0.1)	(0.1)
Actuarial (loss) gain including assumption changes	(1.1)		147.6		—	(0.2)
Benefits paid	4.8		219.3		0.2	0.9
Transfer to insurer	—		462.8		—	—
PBO at end of year	$(26.7)		$(28.3)		$(1.7)	$(1.7)
Change in fair value of plan assets
Plan assets at beginning of year	$45.2		$825.9		$—	$—
Actual return on plan assets	0.6		(99.1)		—	—
Contribution by the Company	0.5		0.5		0.1	0.8
Participant contributions	—		—		0.1	0.1
Benefits paid	(4.8)		(219.3)		(0.2)	(0.9)
Transfer related to plan termination	(21.2)		—		—	—
Transfer to insurer	—		(462.8)		—	—
Plan assets at end of year	$20.3		$45.2		$—	$—
Funded status	$(6.4)		$16.9		$(1.7)	$(1.7)
Amount recognized in the balance sheet
Noncurrent assets	$4.4		$27.1		$—	$—
Current liabilities	(0.5)		(0.5)		(0.2)	(0.2)
Non-current liabilities	(10.3)		(9.7)		(1.5)	(1.5)
Net pension (liability) asset at end of year	$(6.4)	*	$16.9	*	$(1.7)	$(1.7)
Amounts recognized in accumulated other comprehensive loss before tax
Net actuarial loss	$6.7		$5.2		$0.3	$0.2
Prior service cost	1.9		2.1		(1.8)	(2.3)
Total recognized in accumulated other comprehensive loss	$8.6		$7.3		$(1.5)	$(2.1)
*In addition, the Company has a liability for a foreign pension plan of $0.3 million at December 31, 2023 and 2022, respectively.

The actuarial loss in the current year for the pension plan was primarily due to the change in the discount rate.

13. Pension and Other Post-retirement Benefits (continued)

	Pension Benefits			Post-retirement Benefits
Years ended December 31 (dollars in millions)	2023	2022	2021	2023	2022	2021
Net periodic cost (benefit)
Service cost	$0.9	$1.4	$1.6	$—	$—	$—
Interest cost	1.2	14.5	14.5	0.1	0.1	0.1
Expected return on plan assets	(1.0)	(21.5)	(48.0)	—	—	—
Amortization of unrecognized:
Net actuarial loss	0.1	19.9	20.3	—	—	—
Prior service cost	0.1	(0.4)	(0.4)	(0.5)	(0.5)	(0.5)
Defined-benefit plan expense (income)	1.3	13.9	(12.0)	(0.4)	(0.4)	$(0.4)
Pension settlement (income) expense	(0.9)	417.3	—	—	—	—
Various U.S. defined contribution plans cost	16.5	15.3	14.6	—	—	—
	$16.9	$446.5	$2.6	$(0.4)	$(0.4)	$(0.4)

Other changes in plan assets and projected benefit obligation recognized in other comprehensive loss
Net actuarial loss (gain)	$1.5	$(27.0)	$38.1	$—	$0.2	$(0.6)
Amortization of net actuarial loss	(0.1)	(19.9)	(20.3)	—	—	—
Settlement loss	—	(417.3)	—	—	—	—
Amortization of prior service cost	(0.1)	0.4	0.4	0.5	0.5	0.5
Total recognized in other comprehensive loss	1.3	(463.8)	18.2	0.5	0.7	(0.1)
Total recognized in net periodic cost (benefit) and other comprehensive loss	$1.7	$(32.6)	$6.2	$0.1	$0.3	$(0.5)
The 2023 and 2022 after tax adjustments for additional minimum pension liability resulted in other comprehensive (loss) gain of $(1.4) million and $284.1 million, respectively.
Actuarial assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2023	2022	2023	2022
Discount rate	4.96%	5.13%	4.89%	5.02%
Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
Years ended December 31	2023	2022	2021	2023	2022	2021
Discount rate	5.15%	2.80%	2.47%	5.09%	2.44%	2.05%
Expected long-term return on plan assets	5.25%	3.12%	6.25%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	4.00%
Assumed health care cost trend rates
Health care inflation assumptions are no longer needed as all remaining retiree medical benefits are fixed subsidies or reimbursements.

13. Pension and Other Post-retirement Benefits (continued)
Plan Assets
The Company’s pension plan weighted asset allocations as of December 31 by asset category are as follows:

Asset Category	2023	2022
Equity securities	17%	8%
Debt securities	70	27
Private equity	12	5
Cash	1	60
	100%	100%
The following tables present the fair value measurement of the Company’s plan assets as of December 31, 2023 and 2022 (dollars in millions):

		December 31, 2023
Asset Category	Total	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non- observable Inputs (Level 3)
Short-term investments	$0.2	$0.2	$—	$—
Equity securities
Common stocks	2.5	2.5	—	—
Fixed income securities
U.S. Treasury securities	6.7	0.6	6.1	—
Other fixed income securities	7.4	—	7.4	—
Other types of investments
Mutual funds	1.0	—	1.0	—
Private equity	2.4	—	—	2.4
Total fair value of plan asset investments	$20.2	$3.3	$14.5	$2.4
Non-investment plan assets	0.1
Total plan assets	$20.3

		December 31, 2022
Asset Category	Total	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non- observable Inputs (Level 3)
Short-term investments	$26.9	$26.9	$—	$—
Equity securities
Common stocks	3.7	3.7	—	—
Fixed income securities
U.S. Treasury securities	8.6	8.6	—	—
Other fixed income securities	2.7	—	2.7	—
Other types of investments
Mutual funds	0.8	—	0.8	—
Private equity	2.2	—	—	2.2
Total fair value of plan asset investments	$44.9	$39.2	$3.5	$2.2
Non-investment plan assets	0.3
Total plan assets	$45.2

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
The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2023 and 2022 (dollars in millions):

Private equity
Balance at December 31, 2021	$5.1
Actual (loss) return on plan assets:
Relating to assets still held at the reporting date	(2.8)
Relating to assets sold during the period	(0.2)
Purchases, sales and settlements	0.1
Balance at December 31, 2022	2.2
Actual return (loss) on plan assets:
Relating to assets still held at the reporting date	3.9
Relating to assets sold during the period	(3.6)
Purchases, sales and settlements	(0.3)
Transfers in and/or out	0.2
Balance at December 31, 2023	$2.4
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
There was no Company stock included in plan assets at December 31, 2023.
Cash Flows
The Company was not required to and did not make any contributions in 2023 to the Plan. The Company is not required to make a contribution in 2024.

13. Pension and Other Post-retirement Benefits (continued)
Estimated Future Payments
As of December 31, 2023, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years ended December 31 (dollars in millions)	Pension Benefits	Post-retirement Benefits
2024	$0.8	$0.2
2025	0.8	0.2
2026	0.9	0.2
2027	5.2	0.2
2028	5.8	0.2
2029 – 2033	6.3	0.7
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
The majority of the amounts in accumulated other comprehensive loss for cash flow hedges are expected to be reclassified into earnings within one year. The combined fair value of the foreign currency forward contracts was an asset balance of $0.9 million as of December 31, 2023 which was recorded in Other current assets within the consolidated balance sheet. The combined fair value of the foreign currency forward contracts was an asset balance of $6.4 million as of December 31, 2022 and recorded in Other current assets within the consolidated balance sheet.

14. Derivative Instruments (continued)
The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts that are designated as cash flow hedges:

December 31 (dollars in millions)	2023		2022
	Buy	Sell	Buy	Sell
Canadian dollar	—	80.5	—	76.8
Euro	24.1	—	30.2	—
Mexican peso	14.2	—	15.7	—
Total	$38.3	$80.5	$45.9	$76.8
Net Investment Hedges
The Company enters into certain foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For the derivative instruments that are designated and qualify as net investment hedges, gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its non-U.S. subsidiaries. These hedges are determined to be effective. The Company recognized ($1.8) million of after tax losses and $1.4 million of after-tax gains associated with hedges of a net investment in non-U.S. subsidiaries in currency translation adjustment in other comprehensive income in 2023 and 2022, respectively. The contractual amount of the Company’s foreign currency forward contracts that are designated as net investment hedges was $204.0 million as of December 31, 2023. The combined fair value of the net investment hedges was a liability balance of ($4.2) million as of December 31, 2023 which was recorded in Accrued liabilities within the consolidated balance sheet. The combined fair value of the foreign currency forward contracts was zero as of December 31, 2022.

The effect of cash flow hedges on the consolidated statement of earnings:
Years ended December 31 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain recognized in other comprehensive loss on derivatives		Location of gain reclassified from accumulated other comprehensive loss into earnings	Amount of gain reclassified from accumulated other comprehensive loss into earnings
	2023	2022		2023	2022
Foreign currency contracts	$3.7	$9.8	Cost of products sold	$9.2	$4.1
Balance Sheet Hedges
Foreign Exchange Contracts
The Company periodically enters into foreign exchange contracts to mitigate the foreign currency volatility relative to certain intercompany loans. These foreign exchange contracts did not qualify for hedge accounting in accordance with ASC 815 and as such were marked to market through earnings. The combined fair value of the foreign exchange contracts was a liability balance of ($0.8) million as of December 31, 2023 which was recorded in Accrued liabilities within the consolidated balance sheet. The combined fair value of the foreign exchange contracts was an asset balance of $0.1 million as of December 31, 2022 and recorded in Other current assets within the consolidated balance sheet.
The following table summarizes the contractual amounts of the Company's foreign exchange contracts that are designated as balance sheet hedges:

December 31 (dollars in millions)	2023		2022
	Buy	Sell	Buy	Sell
Canadian dollar	$44.1	$—	$—	$81.5
Chinese yuan	206.8	—	—	—
Total	$250.9	$—	$—	$81.5

14. Derivative Instruments (continued)
The amounts recognized within the consolidated statements of earnings related to the Company's foreign exchange contracts are set forth below.
Years ended December 31 (dollars in millions)

Derivatives not designated as hedging instruments:	Location of gain within the consolidated statements of earnings	2023	2022	2021
Foreign exchange contracts	Other (income) expense - net	$(3.7)	$1.2	$(0.9)
15. Income Taxes
The components of the provision for (benefit from) income taxes consisted of the following:

Years ended December 31 (dollars in millions)	2023	2022	2021
Current:
Federal	$124.9	$101.8	$92.2
State	28.3	26.6	22.4
International	27.5	30.5	29.5
Deferred:
Federal	(4.8)	(136.9)	(3.2)
State	(1.8)	(34.1)	(0.6)
International	2.8	0.1	(1.8)
	$176.9	$(12.0)	$138.5
The provision for (benefit from) income taxes differs from the U.S. federal statutory rate due to the following items:

Years ended December 31	2023	2022	2021
Provision at U.S. federal statutory rate(1)	21.0%	21.0%	21.0%
State taxes, net of federal benefit(1)	2.8	2.7	2.8
U.S pension plan settlement expense(1)	—	(29.5)	—
International income tax rate differential—China	(1.2)	(4.6)	(1.6)
International income tax rate differential—other	1.3	3.5	0.7
Research tax credits	(0.4)	(1.0)	(0.4)
Excess tax benefit on stock compensation	(0.4)	(0.5)	(0.9)
Other	1.0	3.0	0.5
	24.1%	(5.4)%	22.1%
(1) Included in 2022 is tax effects of the pension plan settlement expense associated with the termination of the Plan. Refer to Note 13, “Pension and Other Postretirement Benefits” for more information. A tax benefit of $101.9 million on the pretax expense were reflected in computed tax provision at U.S. federal statutory rate and state taxes, net of federal tax benefit for 2022. In 2022, the tax benefit of $65.8 million or a 29.5 percent benefit related to the release of stranded tax effects in AOCL through the income statement was reflected in U.S. pension plan settlement expense.

Components of earnings before income taxes were as follows:

Years ended December 31 (dollars in millions)	2023	2022	2021
U.S.	$596.4	$63.9	$479.0
International	137.1	159.8	146.6
	$733.5	$223.7	$625.6
Our 2022 provision for income taxes included $167.7 million of tax benefit related to the effective settlement of the Plan, $101.9 million of which was the related tax effect on the pretax expense of $417.3 million and $65.8 million of which was

15. Income Taxes (continued)

related to the release of stranded tax effects in AOCL through the Tax Cuts and Jobs Act. Refer to Note 13, “Pension and Other Postretirement Benefits,” for more information.
The Company paid income taxes of $189.5 million, $175.4 million, and $131.2 million in 2023, 2022 and 2021, respectively.
Undistributed earnings of the Company’s foreign subsidiaries amounted to $648.9 million at December 31, 2023. The Company had $5.1 million accrued for its estimate of withholding taxes due upon repatriation of approximately $156.8 million of foreign earnings it considers not permanently reinvested as of December 31, 2023. The Company considers $492.1 million of the total undistributed earnings to be permanently reinvested as a result of various factors including imposition of statutory restrictions at certain jurisdictions that prohibit the repatriation of a portion of the earnings. Accordingly, no provision for state, local and foreign withholding income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to state and local taxes, and withholding taxes payable to the various foreign countries. The Company expects to be able to take a 100 percent dividend received deduction to offset any US federal income tax liability. Determination of the amount of unrecognized state and local deferred income tax liability and associated foreign withholding taxes is not practicable due to the complexities associated with its hypothetical calculation.
The tax effects of temporary differences of assets and liabilities between income tax and financial reporting are as follows:

December 31 (dollars in millions)	2023		2022
	Assets	Liabilities	Assets	Liabilities
Employee benefits	$12.9	$—	$13.9	$—
Product liability and warranties	52.1	—	50.7	—
Inventories	3.0	—	1.4	—
Accounts receivable	13.3	—	14.6	—
Property, plant and equipment	—	52.4	—	51.5
Intangibles	—	62.4	—	66.2
Environmental liabilities	1.5	—	1.6	—
Undistributed foreign earnings	—	5.1	—	5.3
Tax loss and credit carryovers	12.3	—	10.1	—
All other	17.6	—	14.0	—
Valuation allowance	(11.7)	—	(8.3)	—
	$101.0	$119.9	$98.0	$123.0
Net liability		$18.9		$25.0
The Company believes it is more likely than not that it will realize its net deferred tax assets through the reduction of future taxable income. The Company considered historical operating results in determining the probability of the realization of the deferred tax assets.
A reconciliation of the beginning and ending amounts of tax loss carryovers, credit carryovers and valuation allowances is as follows:

	Net Operating Losses and Tax Credits		Valuation Allowances
December 31 (dollars in millions)	2023	2022	2023	2022
Beginning balance	$10.1	$8.9	$8.3	$7.1
Increases	2.2	1.2	3.4	1.2
Ending balance	$12.3	$10.1	$11.7	$8.3
The Company has foreign net operating loss carryovers that expire in 2025 through 2029, with some net operating losses being carried forward indefinitely and state and local net operating loss carryovers that are carried forward indefinitely.

15. Income Taxes (continued)

A reconciliation of the beginning and ending amount of unrecognized benefits is as follows:

(Dollars in millions)	2023	2022
Balance at January 1	$15.0	$14.3
Additions for tax positions of prior years	2.2	0.7
Balance at December 31	$17.2	$15.0
The amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is $3.5 million. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2023, there was an immaterial amount of interest and penalties accrued. The Company anticipates that there will not be a material decrease in the total amount of unrecognized tax benefits in 2024. The Company’s U.S. federal income tax returns and its U.S. state and local income tax returns are subject to audit for the years 2017-2023 and 2006-2023, respectively. The Company is subject to examinations in foreign tax jurisdictions for the years 2017-2023. If the examinations at certain foreign tax jurisdictions are resolved unfavorably, there could be additional assessments imposed by the relevant authorities.
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
Product Liability
The Company is subject to various claims and pending lawsuits for product liability and other matters arising out of the conduct of the Company’s business. For product liability claims, the Company self insures a portion of its product liability loss exposure. The Company has established reserves and insurance coverage that it believes are adequate to cover incurred claims. For the years ended December 31, 2023 and 2022, the Company had $125 million of product liability insurance for individual losses in excess of $7.5 million. At December 31, 2023 and 2022, the reserve for product liability was $30.5 million and $31.7 million, respectively. The Company periodically reevaluates its exposure on claims and lawsuits and makes adjustments to its reserves as appropriate. The Company believes, based on current knowledge, consultation with counsel, adequate reserves and insurance coverage that the outcome of such claims and lawsuits will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Purchase Obligations
The Company utilizes blanket purchase orders to communicate expected annual requirements to certain suppliers. Requirements under blanket purchase orders generally do not become committed until several weeks prior to the scheduled unit production. The purchase obligations the Company considers firm as of December 31, 2023, is $213.5 million, most of which will be ordered in 2024.
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
Before considering any reduction of distributor rebate accruals of $0.6 million and $1.1 million as of December 31, 2023 and December 31, 2022, respectively, and from the resale of the related inventory, the gross amount the Company would be

16. Commitments and Contingencies (continued)
obligated to repurchase, which would be contingent on the default of all of the outstanding loans, was approximately $0.8 million and $2.4 million as of December 31, 2023 and December 31, 2022, respectively. The Company’s reserves for estimated losses under repurchase arrangements were immaterial as of December 31, 2023 and December 31, 2022.
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

	Net Sales			Earnings
Years ended December 31 (dollars in millions)	2023	2022	2021	2023	2022 (1)	2021
North America	$2,922.9	$2,819.1	$2,529.5	$726.7	$266.0	$590.8
Rest of World	956.9	965.8	1,036.5	83.4	96.3	91.4
Inter-segment	(27.0)	(31.0)	(27.1)	(0.5)	(0.3)	(0.2)
Total segments – sales, segment earnings	$3,852.8	$3,753.9	$3,538.9	$809.6	$362.0	$682.0
Corporate expenses				(64.1)	(128.9)	(52.1)
Interest expense				(12.0)	(9.4)	(4.3)
Earnings before income taxes				733.5	223.7	625.6
Provision for (benefit from) income taxes				176.9	(12.0)	138.5
Net earnings				$556.6	$235.7	$487.1
(1)The Company recognized a pre-tax pension settlement expense of $346.8 million in the North America segment and $70.5 million within Corporate expenses. The provision for (benefit from) income taxes includes a tax benefit of ($167.7 million) related to the pension settlement. For additional information, see Note 13, “Pension and Other Post-retirement Benefits.”
In 2023, sales to the Company's North America segment’s two largest customers were $604.5 million and $509.0 million which represented 16 percent and 13 percent of the Company’s net sales, respectively. In 2022, sales to the Company's North America segment’s two largest customers were $596.4 million and $414.2 million which represented 16 percent and 11 percent of the Company’s net sales, respectively. In 2021, sales to the Company's North America segment’s two largest customers were $536.9 million and $401.5 million which represented 15 percent and 11 percent of the Company’s net sales, respectively.
Assets, depreciation and capital expenditures by segment

	Total Assets (December 31)			Depreciation and Amortization (Years Ended December 31)			Capital Expenditures (Years Ended December 31)
(dollars in millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
North America	$2,297.4	$2,230.3	$2,181.9	$58.6	$55.7	$52.2	$58.4	$48.6	$48.0
Rest of World	475.0	597.7	792.7	18.3	20.5	25.1	11.0	10.9	15.8
Corporate	441.5	504.3	499.8	1.4	0.7	0.6	3.2	10.8	11.3
Total	$3,213.9	$3,332.3	$3,474.4	$78.3	$76.9	$77.9	$72.6	$70.3	$75.1

17. Operations by Segment (continued)
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

	Long-lived Assets (December 31)				Net Sales (Years Ended December 31)
(dollars in millions)	2023	2022	2021		2023	2022	2021
United States	$422.6	$409.8	$366.2	United States	$2,547.1	$2,430.0	$2,239.1
China	210.6	225.2	259.9	China	827.4	826.6	912.6
Canada	58.1	54.7	59.1	Canada	335.3	341.6	247.2
Other Foreign	52.1	41.3	44.0	Other Foreign	143.0	155.7	140.0
Total	$743.4	$731.0	$729.2	Total	$3,852.8	$3,753.9	$3,538.9
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
Management Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2023 as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION
During the three months ended December 31, 2023, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of A. O. Smith Corporation
Opinion on Internal Control Over Financial Reporting
We have audited A. O. Smith Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, A. O. Smith Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 13, 2024 expressed an unqualified opinion thereon.
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
February 13, 2024

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information included under the headings “Election of Directors” and “Board Committees” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission (SEC) under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference. The information required regarding Executive Officers of the Company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”
We have a separately designated Audit Committee on which Idelle K. Wolf, Michael M. Larsen and Christopher L. Mapes serve, with Ms. Wolf, as Chairperson. All members are independent under applicable SEC and New York Stock Exchange rules; the Board of Directors of the Company has concluded that Mr. Larsen and Ms. Wolf are “audit committee financial experts” in accordance with SEC rules.
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
The information included under the heading “Compliance with Section 16(a) of the Securities Exchange Act” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.
ITEM 11 – EXECUTIVE COMPENSATION
The information included under the headings “Executive Compensation,” “Director Compensation,” “Report of the Personnel and Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information included under the headings “Principal Stockholders” and “Security Ownership of Directors and Management” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,450,220	(1)	$52.93	(2)	2,479,897	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	2,450,220		52.93		2,479,897
(1)Consists of 1,872,553 shares subject to stock options, 345,407 shares subject to employee share units and 232,260 shares subject to director share units.
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
ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information included under the headings “Director Independence and Financial Literacy”, “Compensation Committee Interlocks and Insider Participation” and “Procedure for Review of Related Party Transactions” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our principal accountant is Ernst & Young, LLP (PCAOB ID: 42). The information included under the heading “Report of the Audit Committee” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) required by this Item 14 is incorporated herein by reference.

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements of the Company
2.Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	67
Schedules not included have been omitted because they are not applicable.
3.Exhibits - see the Index to Exhibits on pages 64-65 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K are listed as Exhibits 10(a) through 10(p) in the Index to Exhibits.
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

(3)(ii)		By-laws of A. O. Smith Corporation as amended October 10, 2019, incorporated by reference to Exhibit 3.1 in the current report on Form 8-K dated October 16, 2019.

(4)	(a)
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

(d)
Amendment No. 2 dated as of April 1, 2021, to the Amended and Restated Credit Agreement, dated as of December 12, 2012, among A. O. Smith Corporation, A. O Smith Enterprises Ltd., A. O. Smith International Holdings B.V., and the financial institutions and agents party thereto, incorporated by reference to Exhibit 10.1 in the quarterly report on Form 10-Q for the quarter ended March 31, 2021.

(e)
Amendment No. 3 dated as of May 1, 2023, to the Amended and Restated Credit Agreement, dated as of December 12, 2012, among A. O. Smith Corporation, A. O Smith Enterprises Ltd., A. O. Smith International Holdings B.V., and the financial institutions and agents party thereto, incorporated by reference to Exhibit 10.1 in the quarterly report on Form 10-Q for the quarter ended September 30, 2023.

	(f)	The corporation has instruments that define the rights of holders of long-term debt that are not being filed with this Registration Statement in reliance upon Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to furnish to the SEC, upon request, copies of these instruments.

(10)	Material Contracts

	(a)	A. O. Smith Combined Incentive Compensation Plan, incorporated by reference to Exhibit A of the Proxy Statement filed on March 6, 2020 for the 2020 Annual Meeting of Stockholders.

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

Exhibit Number	Description
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

(k)
A. O. Smith Corporation Executive Incentive Compensation Award Agreement (Acceptance Certificates and Terms and Conditions) incorporated by reference to exhibit 10(k) of the annual report on Form 10-K for the fiscal year ended December 31, 2022 (for grants after February 2023).

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

	(o)	Summary of Directors’ Compensation incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q for the quarter ended June 30, 2021.

	(p)	Recoupment Policy for Incentive Compensation dated October 9, 2023 (“Clawback”).

(21)		Subsidiaries.

(23)		Consent of Independent Registered Public Accounting Firm.

(31.1)		Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 13, 2024.

(31.2)		Certification by the Executive Vice-President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 13, 2024.

(32.1)		Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32.2)		Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(101)
The following materials from A. O. Smith Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) the Consolidated Statement of Earnings for the three years ended December 31, 2023, (iii) the Consolidated Statement of Comprehensive Earnings for the three years ended December 31, 2023, (iv) the Consolidated Statement of Cash Flows for the three years ended December 31, 2023, (v) the Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2023 and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

A. O. SMITH CORPORATION

Date: February 13, 2024	By:	/s/ Kevin J. Wheeler
Kevin J. Wheeler Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 13, 2024 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Signature

KEVIN J. WHEELER	/s/ Kevin J. Wheeler
Director	Kevin J. Wheeler
Chairman, President and Chief Executive Officer

CHARLES T. LAUBER	/s/ Charles T. Lauber
Executive Vice President and Chief Financial Officer	Charles T. Lauber

BENJAMIN A. OTCHERE	/s/ Benjamin A. Otchere
Vice President and Controller	Benjamin A. Otchere

RONALD D. BROWN	/s/ Ronald D. Brown
Director	Ronald D. Brown

VICTORIA M. HOLT	/s/ Victoria M. Holt
Director	Victoria M. Holt

DR. ILHAM KADRI	/s/ Dr. Ilham Kadri
Director	Dr. Ilham Kadri

MICHAEL M. LARSEN	/s/ Michael M. Larsen
Director	Michael M. Larsen

CHRISTOPHER L. MAPES	/s/ Christopher L. Mapes
Director	Christopher L. Mapes

AJITA G. RAJENDRA	/s/ Ajita G. Rajendra
Director	Ajita G. Rajendra

MARK D. SMITH	/s/ Mark D. Smith
Director	Mark D. Smith

IDELLE K. WOLF	/s/ Idelle K. Wolf
Director	Idelle K. Wolf

A. O. SMITH CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)
Years ended December 31, 2023, 2022 and 2021

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquisition of Businesses	Deductions	Balance at End of Year
2023:
Valuation allowance for trade and notes receivable	$9.5	$1.1	$—	$(0.5)	$10.1
Valuation allowance for deferred tax assets	8.3	3.4	—	—	11.7
2022:
Valuation allowance for trade and notes receivable	$9.5	$0.6	$—	$(0.6)	$9.5
Valuation allowance for deferred tax assets	7.1	1.2	—	—	8.3
2021:
Valuation allowance for trade and notes receivable	$5.6	$4.2	$0.8	$(1.1)	$9.5
Valuation allowance for deferred tax assets	13.0	—	—	(5.9)	7.1