Form 10-Q
period 2024-09-30
SMITH A O CORP
filed 2024-10-23
CIK 91142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☒ No
Class A Common Stock Outstanding as of October 21, 2024 - 25,885,433 shares
Common Stock Outstanding as of October 21, 2024 - 119,110,030 shares

Index
A. O. Smith Corporation

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$902.6	$937.5	$2,905.7	$2,864.7
Cost of products sold	565.3	581.3	1,787.7	1,749.7
Gross profit	337.3	356.2	1,118.0	1,115.0
Selling, general and administrative expenses	176.6	174.9	557.3	542.4
Impairment expense	—	—	—	15.6
Interest expense	1.5	2.4	4.3	10.9
Other expense (income), net	2.6	2.5	0.5	(10.5)
Earnings before provision for income taxes	156.6	176.4	555.9	556.6
Provision for income taxes	36.5	41.0	132.0	137.3
Net Earnings	$120.1	$135.4	$423.9	$419.3
Basic Net Earnings Per Share of Common Stock(1)	$0.82	$0.90	$2.90	$2.79
Diluted Net Earnings Per Share of Common Stock(1)	$0.82	$0.90	$2.87	$2.77
Dividends Per Share of Common Stock	$0.32	$0.30	$0.96	$0.90
(1)Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net earnings	$120.1	$135.4	$423.9	$419.3
Other comprehensive earnings (loss)
Foreign currency translation adjustments	7.6	(6.9)	0.4	(5.4)
Unrealized losses on cash flow derivative instruments, less related income tax benefit of $0.3 and $0.5 in 2024, $0.3 and $0.8 in 2023	(0.9)	(0.8)	(1.6)	(2.4)
Adjustment to pension liability, less related income tax provision of $0.0 and $(0.1) in 2024, $0.0 and $(0.1) in 2023	0.1	—	0.2	0.1
Comprehensive Earnings	$126.9	$127.7	$422.9	$411.6
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	(unaudited) September 30, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$219.3	$339.9
Marketable securities	36.3	23.5
Receivables	558.2	596.0
Inventories	554.9	497.4
Other current assets	43.8	43.5
Total Current Assets	1,412.5	1,500.3
Property, plant and equipment	1,486.6	1,418.6
Less accumulated depreciation	(862.0)	(821.1)
Net property, plant and equipment	624.6	597.5
Goodwill	651.7	633.4
Other intangibles	327.2	336.7
Operating lease assets	32.4	37.3
Other assets	105.8	108.7
Total Assets	$3,154.2	$3,213.9
Liabilities
Current Liabilities
Trade payables	$555.9	$600.4
Accrued payroll and benefits	71.5	92.2
Accrued liabilities	144.1	177.4
Product warranties	62.7	65.3
Debt due within one year	10.0	10.0
Total Current Liabilities	844.2	945.3
Long-term debt	109.7	117.3
Product warranties	124.5	122.8
Long-term operating lease liabilities	23.5	27.9
Other liabilities	135.6	156.2
Total Liabilities	1,237.5	1,369.5
Stockholders’ Equity
Class A Common Stock (shares issued, 26,016,713 and 26,023,132 as of September 30, 2024 and December 31, 2023, respectively)	130.1	130.1
Common Stock (shares issued 164,690,879 and 164,684,460 as of September 30, 2024 and December 31, 2023, respectively)	164.7	164.7
Capital in excess of par value	599.7	578.2
Retained earnings	3,541.0	3,258.1
Accumulated other comprehensive loss	(85.2)	(84.2)
Treasury stock at cost	(2,433.6)	(2,202.5)
Total Stockholders’ Equity	1,916.7	1,844.4
Total Liabilities and Stockholders’ Equity	$3,154.2	$3,213.9
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net earnings	$423.9	$419.3
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	59.5	57.5
Stock based compensation expense	12.7	10.1
Deferred income taxes	(0.9)	—
Non-cash impairment	—	15.6
Pension settlement income	—	(6.0)
Pension settlement income non-cash taxes	—	1.5
Net changes in operating assets and liabilities:
Current assets and liabilities	(121.3)	(44.6)
Noncurrent assets and liabilities	(14.0)	(14.4)
Cash Provided by Operating Activities	359.9	439.0
Investing Activities
Capital expenditures	(77.4)	(42.7)
Acquisition of business	(21.3)	(16.1)
Investments in marketable securities	(72.9)	(63.1)
Net proceeds from sale of marketable securities	60.5	91.1
Cash Used in Investing Activities	(111.1)	(30.8)
Financing Activities
Long-term debt repaid	(6.9)	(214.9)
Common stock repurchases	(237.1)	(161.4)
Net proceeds from stock option activity	17.2	11.3
Dividends paid	(140.9)	(135.7)
Cash Used in Financing Activities	(367.7)	(500.7)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	(17.7)
Net decrease in cash and cash equivalents	(120.6)	(110.2)
Cash and cash equivalents - beginning of period	339.9	391.2
Cash and Cash Equivalents - End of Period	$219.3	$281.0
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Class A Common Stock
Balance at the beginning of period	$130.1	$130.2	$130.1	$130.2
Conversion of Class A Common Stock	—	—	—	—
Balance at end of period	$130.1	$130.2	$130.1	$130.2
Common Stock
Balance at the beginning of period	$164.7	$164.7	$164.7	$164.7
Conversion of Class A Common Stock	—	$—	—	$—
Balance at end of period	$164.7	$164.7	$164.7	$164.7
Capital in Excess of Par Value
Balance at the beginning of period	$593.1	$568.3	$578.2	$555.9
Issuance of share units	—	—	(15.0)	(10.3)
Vesting of share units	(0.1)	(0.1)	(1.9)	(3.2)
Stock based compensation expense	1.9	1.2	11.3	9.3
Exercises of stock options	4.7	1.3	11.0	7.8
Issuance of share based compensation	0.1	0.1	16.1	11.3
Balance at end of period	$599.7	$570.8	$599.7	$570.8
Retained Earnings
Balance at the beginning of period	$3,467.6	$3,078.4	$3,258.1	$2,885.0
Net earnings	120.1	135.4	423.9	419.3
Dividends on stock	(46.7)	(45.3)	(141.0)	(135.8)
Balance at end of period	$3,541.0	$3,168.5	$3,541.0	$3,168.5
Accumulated Other Comprehensive Loss (see Note 15)	$(85.2)	$(90.1)	$(85.2)	$(90.1)
Treasury Stock
Balance at the beginning of period	$(2,351.9)	$(1,970.8)	$(2,202.5)	$(1,905.7)
Exercise of stock options	3.1	1.7	6.3	3.5
Stock incentives and directors’ compensation	—	—	0.2	0.3
Shares repurchased	(83.9)	(91.8)	(237.1)	(161.4)
Excise tax on repurchases of common stock	(0.9)	(0.9)	(2.4)	(1.6)
Vesting of share units	—	0.1	1.9	3.2
Balance at end of period	$(2,433.6)	$(2,061.7)	$(2,433.6)	$(2,061.7)
Total Stockholders’ Equity	$1,916.7	$1,882.4	$1,916.7	$1,882.4
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full year. It is suggested the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 13, 2024.
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
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.” The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for the Company beginning with its 2024 annual disclosures and interim periods beginning in 2025, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The adoption of ASU 2023-07 will not affect the Company’s financial position or its results of operations but will result in additional disclosures for the 2024 annual disclosures and for interim periods beginning in 2025.
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
Additionally, certain customers in China pay the Company prior to the shipment of products resulting in a customer deposits liability of $33.2 million and $59.7 million at September 30, 2024 and December 31, 2023, respectively. Customer deposit liabilities are short term in nature, recognized into revenue within one year of receipt. The Company assesses the collectability of customer receivables based on the creditworthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for credit losses, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors including forward-looking information when establishing adequate allowances for credit losses, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. The Company’s allowance for credit losses was $12.0 million and $10.1 million at September 30, 2024 and December 31, 2023, respectively.

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

2. Revenue Recognition (continued)
The following table disaggregates the Company’s net sales by segment. As described above, the Company’s North America segment sales are further disaggregated by major product line. In addition, the Company’s Rest of World segment sales are disaggregated by China and all other Rest of World:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
North America
Water heaters and related parts	$568.9	$593.7	$1,877.4	$1,833.6
Boilers and related parts	71.1	61.8	197.2	181.5
Water treatment products and related parts	63.3	54.4	185.7	169.8
Total North America	703.3	709.9	2,260.3	2,184.9
Rest of World
China	$174.6	$201.3	$593.4	$609.2
All other Rest of World	35.7	32.1	88.6	87.5
Total Rest of World	210.3	233.4	682.0	696.7
Inter-segment sales	(11.0)	(5.8)	(36.6)	(16.9)
Total Net Sales	$902.6	$937.5	$2,905.7	$2,864.7
3. Acquisitions and Dispositions
2024 Acquisitions
During the third quarter of 2024, the Company signed an agreement to acquire Pureit, a residential water purification business in South Asia, from Unilever for approximately $120 million, subject to customary adjustments. The Company expects to complete the acquisition of Pureit by the end of 2024 and does not expect the acquisition to have a material impact on earnings in the first year.
During the first quarter of 2024, the Company acquired a privately-held water treatment company. The Company paid an aggregate cash purchase price of $21.3 million, net of cash acquired. The Company also agreed to make contingent payments based on the amount by which sales of products increase over the next three years. The addition of the acquired company expanded the Company's water treatment footprint in North America. The acquired company is included in the North America segment.
2023 Acquisition
During the third quarter of 2023, the Company acquired a privately-held water treatment company. The Company paid an aggregate cash purchase price of $16.8 million, net of cash acquired, including an additional payment of $0.7 million made in the fourth quarter of 2023. The addition of the acquired company expands the Company's water treatment footprint. The acquired company is included in the North America segment.
As required under ASC 805 Business Combinations, results of operations have been included in the Company’s consolidated financial statements from the date of acquisition.
Dispositions
During the third quarter of 2024, the Company continued the process of exiting its operations in Vietnam. The restructuring expense associated with the exit was recorded in the fourth quarter of 2023 and did not have a material impact on the Company's consolidated financial statements.
During 2023, the Company sold its business in Turkey (disposal group), which was included in the Company's Rest of World segment, for an amount that approximated the carrying value of the net assets. In the first quarter of 2023, the Company determined that the disposal group met the criteria to be classified as held for sale and that the fair value of the disposal group, less cost to sell, was lower than its carrying amount. As a result, in the first quarter of 2023, the Company recorded an impairment expense of $15.6 million, of which $12.5 million was recorded in the Rest of World segment, and $3.1 million was recorded in Corporate Expense. The impairment was recorded as a net reduction of $4.5 million to the assets and liabilities and $11.1 million for the anticipated liquidation of the cumulative foreign currency translation adjustment associated with the disposal group.

4. Inventories
The following table presents the components of the Company’s inventory balances:

(dollars in millions)	September 30, 2024	December 31, 2023
Finished products	$215.4	$177.7
Work in process	47.8	44.2
Raw materials	341.2	322.6
Inventories, at FIFO cost	604.4	544.5
LIFO reserve	(49.5)	(47.1)
Inventories, at LIFO cost	$554.9	$497.4
5. Product Warranties
The Company offers warranties on the sales of certain of its products with terms that are consistent with the market and records an accrual for the estimated future claims. The following table presents the Company’s warranty liability activity:

(dollars in millions)	Three Months Ended September 30,
	2024	2023
Balance at July 1,	$187.6	$180.7
Expense	16.0	18.6
Claims settled	(16.4)	(17.6)
Balance at September 30,	$187.2	$181.7

(dollars in millions)	Nine Months Ended September 30,
	2024	2023
Balance at January 1,	$188.1	$182.5
Expense	58.5	55.3
Claims settled	(59.4)	(56.1)
Balance at September 30,	$187.2	$181.7
6. Debt
During the third quarter of 2024, the Company renewed and amended its $500 million multi-year, multi-currency revolving credit agreement with a new expiration date of August 23, 2029. The facility has an accordion provision that allows it to be increased up to $1 billion if certain conditions (including lender approval) are satisfied. Borrowings under the Company's bank credit lines and commercial paper borrowings are supported by a $500 million revolving credit agreement. As a result of the long-term nature of this facility, the Company’s commercial paper and credit line borrowings are classified as long-term debt at September 30, 2024. At its option, the Company either maintains cash balances or pays fees for bank credit and services. The facility requires the Company to maintain two financial covenants, a leverage ratio test and an interest coverage test. The Company was in compliance with the covenants as of September 30, 2024.

7. Earnings per Share of Common Stock
The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Denominator for basic earnings per share - weighted average shares	145,577,396	150,103,113	146,404,181	150,488,897
Effect of dilutive stock options and share units	1,122,944	1,106,861	1,125,265	1,058,910
Denominator for diluted earnings per share	146,700,340	151,209,974	147,529,446	151,547,807
8. Stock Based Compensation
The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the Incentive Plan) effective January 1, 2007, and the Incentive Plan was reapproved by stockholders on April 15, 2020. The Incentive Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of share units at September 30, 2024 was 2,289,392. Upon stock option exercise or share unit vesting, shares are issued from treasury stock. Total stock based compensation expense recognized in the three months ended September 30, 2024 and 2023 was $2.3 million and $1.5 million, respectively. Total stock based compensation expense recognized in the nine months ended September 30, 2024 and 2023 was $12.7 million and $10.1 million, respectively.
Stock Options
Beginning in 2023, the Company no longer grants stock options. Stock options previously granted have a three year pro-rata vesting from the date of grant. Stock options were issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant. For active employees, all options granted expire ten years after the date of grant. The Company’s stock options are expensed ratably over the three year vesting period. Stock based compensation expense attributable to stock options in the three months ended September 30, 2024 and 2023 was $0.2 million and $0.3 million, respectively. Stock based compensation expense attributable to stock options in the nine months ended September 30, 2024 and 2023 was $0.5 million and $0.9 million, respectively.

Changes in options, all of which relate to the Company’s Common Stock, were as follows for the nine months ended September 30, 2024:

	Weighted- Avg. Per Share Exercise Price	Number of Options	Average Remaining Contractual Life	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2024	$52.93	1,872,553
Exercised	46.48	(455,409)
Forfeited	74.27	(3,260)
Outstanding at September 30, 2024	54.96	1,413,884	6 years	$49.3
Exercisable at September 30, 2024	53.49	1,313,104	6 years	$47.7

8. Stock Based Compensation (continued)
Share Units
Participants in the Incentive Plan may be awarded share units. Share units vest three years after the date of grant. The Company granted 195,363 and 168,688 share units under the Incentive Plan in the nine months ended September 30, 2024 and 2023, respectively.
The share units were valued at $16.1 million and $11.3 million at the date of issuance in 2024 and 2023, respectively, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period; however, included in share unit expense in the three and nine months ended September 30, 2024 and 2023 was expense associated with accelerated vesting of share unit awards for certain employees who are retirement eligible or will become retirement eligible during the vesting period. Stock based compensation expense attributable to share units of $1.7 million and $1.1 million was recognized in the three months ended September 30, 2024 and 2023, respectively. Stock based compensation expense attributable to share units of $10.9 million and $8.7 million was recognized in the nine months ended September 30, 2024 and 2023, respectively. Certain non-U.S.-based employees receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.
A summary of share unit activity under the Incentive Plan is as follows for the nine months ended September 30, 2024:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2024	381,189	$63.33
Granted	195,363	82.03
Vested	(96,337)	61.22
Forfeited	(9,011)	73.20
Issued and unvested at September 30, 2024	471,204	71.29
Performance Stock Units
Beginning in 2023, certain executives may be awarded performance stock units under the Incentive Plan. Performance stock units vest over three years following the date of the grant. Performance stock units vest under a set of measurement criteria which are based upon achievement of certain Environmental, Social, and Governance targets. Potential payouts range from zero to 150% of the target awards and changes from target amounts are reflected as performance adjustments. The Company granted 29,475 and 24,580 performance stock units under the Incentive Plan in the nine months ended September 30, 2024 and 2023, respectively.
The performance stock units were valued at $2.4 million and $1.7 million at the date of issuance in 2024 and 2023, respectively, based on the price of the Company’s Common Stock at the date of grant. The performance stock units are recognized as compensation expense ratably over the three-year vesting period. Stock based compensation expense attributable to performance stock units of $0.4 million and $0.2 million was recognized in the three months ended September 30, 2024 and 2023, respectively. Stock based compensation expense attributable to performance stock units of $1.3 million and $0.5 million was recognized in the nine months ended September 30, 2024 and 2023, respectively. Certain non-U.S.-based executives receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.
A summary of performance stock unit activity under the Incentive Plan is as follows for the nine months ended September 30, 2024:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2024	34,758	$67.14
Granted	29,475	82.19
Forfeited	(3,426)	75.33
Performance adjustments	16,289	80.76
Issued and unvested at September 30, 2024	77,096	75.41

9. Pensions
The following table presents the components of the Company’s net pension expense:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost	$0.3	$0.2	$0.8	$0.7
Interest cost	0.3	0.3	1.0	0.9
Expected return on plan assets	(0.3)	(0.3)	(0.9)	(0.9)
Amortization of unrecognized loss	0.1	—	0.2	0.1
Amortization of prior service cost	—	—	0.1	0.1
Defined benefit plan expense before settlement income	0.4	0.2	1.2	0.9
Settlement income	—	—	—	(6.0)
Total pension expense (income)	$0.4	$0.2	$1.2	$(5.1)
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

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales
North America	$703.3	$709.9	$2,260.3	$2,184.9
Rest of World	210.3	233.4	682.0	696.7
Inter-segment	(11.0)	(5.8)	(36.6)	(16.9)
	$902.6	$937.5	$2,905.7	$2,864.7
Segment earnings
North America(1)	$162.5	$170.0	$559.6	$557.7
Rest of World(2)	13.6	23.2	56.7	56.8
Inter-segment earnings elimination	—	—	(0.4)	—
	176.1	193.2	615.9	614.5
Corporate expense(3)	(18.0)	(14.4)	(55.7)	(47.0)
Interest expense	(1.5)	(2.4)	(4.3)	(10.9)
Earnings before income taxes	156.6	176.4	555.9	556.6
Provision for income taxes	36.5	41.0	132.0	137.3
Net earnings	$120.1	$135.4	$423.9	$419.3

Additional Information
(1) Adjustments: North America
includes pension settlement income of:	$—	$—	$—	$(5.0)
(2) Adjustments: Rest of World
includes impairment expense of:	—	—	—	12.5
(3) Adjustments: Corporate expense
includes pension settlement income of:	—	—	—	(1.0)
includes impairment expense of:	—	—	—	3.1

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
Assets (liabilities) measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	Balance Sheet Location	September 30, 2024	December 31, 2023
Quoted prices in active markets for identical assets (Level 1)	Marketable Securities	$36.3	$23.5
Significant other observable inputs (Level 2)	Other current assets / (Accrued liabilities)	(1.2)	(4.1)
Items measured at fair value were comprised of the Company’s marketable securities (Level 1) and derivative instruments (Level 2). There were no changes in the Company's valuation techniques used to measure fair values on a recurring basis during the nine months ended September 30, 2024.
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
The majority of the amounts in accumulated other comprehensive loss for cash flow hedges are expected to be reclassified into earnings within one year. The combined fair value of the foreign currency forward contracts was a liability balance of $1.2 million as of September 30, 2024 which was recorded in Accrued liabilities within the consolidated balance sheet. The combined fair value of the foreign currency forward contracts was an asset balance of $0.9 million as of December 31, 2023 which was recorded in Other current assets within the consolidated balance sheet.

12. Derivative Instruments (continued)
The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts as of the dates indicated that were designated as cash flow hedges:

(dollars in millions)	September 30, 2024		December 31, 2023
	Buy	Sell	Buy	Sell
Canadian dollar	$—	$48.9	$—	$80.5
Euro	20.0	—	24.1	—
Mexican peso	26.3	—	14.2	—
Total	$46.3	$48.9	$38.3	$80.5
Net Investment Hedges
The Company enters into certain foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For the derivative instruments that are designated and qualify as net investment hedges, gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its non-U.S. subsidiaries. These hedges are determined to be effective. The Company recognized $4.0 million and $0.2 million of after-tax losses associated with hedges of net investments in non-U.S. subsidiaries in currency translation adjustment in other comprehensive loss in the three months ended September 30, 2024 and September 30, 2023, respectively. The Company recognized $1.4 million and $1.1 million of after-tax gains associated with hedges of net investments in non-U.S. subsidiaries in currency translation adjustment in other comprehensive loss in the nine months ended September 30, 2024 and September 30, 2023, respectively. The contractual amount of the Company's foreign currency forward contracts that are designated as net investment hedges was zero as of September 30, 2024. The combined fair value of the net investment hedges was zero as of September 30, 2024. The combined fair value of the net investment hedges was a liability balance of $4.2 million as of December 31, 2023 which was recorded in Accrued liabilities within the consolidated balance sheet.
The effect of cash flow hedges on the condensed consolidated statement of earnings:
Three Months Ended September 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of (loss) gain recognized in other comprehensive loss on derivatives		Location of (loss) gain reclassified from accumulated other comprehensive loss into earnings	Amount of gain reclassified from accumulated other comprehensive loss into earnings
	2024	2023		2024	2023
Foreign currency contracts	$(0.8)	$1.4	Cost of products sold	$0.5	$2.5
Nine Months Ended September 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of (loss) gain recognized in other comprehensive loss on derivatives		Location of gain reclassified from accumulated other comprehensive loss into earnings	Amount of gain reclassified from accumulated other comprehensive loss into earnings
	2024	2023		2024	2023
Foreign currency contracts	$(0.3)	$3.6	Cost of products sold	$1.9	$6.7
Balance Sheet Hedges
Foreign Exchange Contracts
The Company periodically enters into foreign exchange contracts to mitigate the foreign currency volatility relative to certain intercompany loans. These foreign exchange contracts did not qualify for hedge accounting in accordance with ASC 815 and as such were marked to market through earnings. The fair value of the foreign exchange contracts was zero as of September 30, 2024. The fair value of the foreign exchange contracts was a liability balance of $0.8 million as of December 31, 2023 which was recorded in Accrued liabilities within the consolidated balance sheet.

12. Derivative Instruments (continued)
The following table summarizes the contractual amounts of the Company's foreign exchange contracts that are designated as balance sheet hedges:

(dollars in millions)	September 30, 2024		December 31, 2023
	Buy	Sell	Buy	Sell
Canadian dollar	$—	$18.7	$44.1	$—
Chinese yuan	—	—	206.8	—
Total	$—	$18.7	$250.9	$—
The amounts recognized within the consolidated statements of earnings related to the Company's foreign exchange contracts are set forth below.
Three Months Ended September 30 (dollars in millions):

Derivatives not designated as hedging instruments:	Location of expense within the consolidated statements of earnings	2024	2023
Foreign exchange contracts	Other (income) expense - net	$(3.6)	$1.1
Nine Months Ended September 30 (dollars in millions):

Derivatives not designated as hedging instruments:	Location of expense within the consolidated statements of earnings	2024	2023
Foreign exchange contracts	Other (income) expense - net	$2.1	$1.1
13. Income Taxes
The Company’s effective income tax rate for the three and nine months ended September 30, 2024 was 23.3 percent and 23.7 percent, respectively. The Company estimates that its annual effective income tax rate for the full year 2024 will be approximately 24 percent. The effective income tax rate for the three and nine months ended September 30, 2023 was 23.2 percent and 24.7 percent, respectively. The change in the effective income tax rate for the three months ended September 30, 2024 compared to the effective income tax rate for the three months ended September 30, 2023 was primarily due to geographical earnings mix. The change in the effective income tax rate for the nine months ended September 30, 2024 compared to the effective income tax rate for the nine months ended September 30, 2023 was primarily due to geographical earnings mix and a $15.6 million impairment expense recorded in the prior year period with no associated tax benefit. Refer to Note 3 - Acquisitions and Dispositions for additional information regarding the impairment expense.
As of September 30, 2024, the Company had $17.2 million of unrecognized tax benefits of which $3.5 million would affect its effective income tax rate if recognized. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company’s U.S. federal income tax returns and its U.S. state and local income tax returns are subject to audit for the years 2017-2024 and 2007-2024, respectively. The Company is subject to examinations in foreign tax jurisdictions for the years 2018-2024.
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
The Provider is required to indemnify the Company for any losses the Company would incur in the event of an inventory repurchase under these arrangements. Potential losses under the repurchase arrangements represent the difference between the repurchase price and net proceeds from the resale of the product plus costs incurred in the process, less related distributor rebates. The Company’s reserves for estimated losses under these repurchase arrangements were immaterial as of September 30, 2024 and December 31, 2023.

15. Changes in Accumulated Other Comprehensive Loss by Component
Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)	Three Months Ended September 30,
	2024	2023
Cumulative foreign currency translation
Balance at beginning of period	$(87.5)	$(82.6)
Other comprehensive gain (loss) before reclassifications	7.6	(6.9)
Balance at end of period	(79.9)	(89.5)
Unrealized net gain on cash flow derivatives
Balance at beginning of period	—	3.3
Other comprehensive (loss) gain before reclassifications	(0.6)	1.1
Realized gains on derivatives reclassified to cost of products sold (net of income tax provision of $0.1 and $0.6 in 2024 and 2023, respectively)	(0.3)	(1.9)
Balance at end of period	(0.9)	2.5
Pension liability
Balance at beginning of period	(4.5)	(3.1)
Amounts reclassified from accumulated other comprehensive loss:(1)	0.1	—
Balance at end of period	(4.4)	(3.1)
Accumulated other comprehensive loss, end of period	$(85.2)	$(90.1)

(1) Amortization of pension items:
Actuarial losses	$0.1	$—	(2)
	0.1	—
Income tax benefit	—	—
Reclassification net of income tax benefit	$0.1	$—
(2)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 - Pensions for additional details.

15. Changes in Accumulated Other Comprehensive Loss by Component (continued)

Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)	Nine Months Ended September 30,
	2024	2023
Cumulative foreign currency translation
Balance at beginning of period	$(80.3)	$(84.1)
Other comprehensive gain (loss) before reclassifications	0.4	(5.4)
Balance at end of period	(79.9)	(89.5)
Unrealized net gain on cash flow derivatives
Balance at beginning of period	0.7	4.9
Other comprehensive (loss) gain before reclassifications	(0.2)	2.7
Realized gains on derivatives reclassified to cost of products sold (net of income tax provision of $0.5 and $1.6 in 2024 and 2023, respectively)	(1.4)	(5.1)
Balance at end of period	(0.9)	2.5
Pension liability
Balance at beginning of period	(4.6)	(3.2)
Amounts reclassified from accumulated other comprehensive loss:(1)	0.2	0.1
Balance at end of period	(4.4)	(3.1)
Accumulated other comprehensive loss, end of period	$(85.2)	$(90.1)

(1) Amortization of pension items:
Actuarial losses	$0.2	$0.1	(2)
Prior year service cost	0.1	0.1	(2)
	0.3	0.2
Income tax benefit	(0.1)	(0.1)
Reclassification net of income tax benefit	$0.2	$0.1
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
We continue to seek acquisitions that enable geographic growth, expand our core business, and establish adjacencies. On July 15, 2024, we signed an agreement to acquire Pureit from Unilever for $120 million, subject to customary adjustments. We expect to close on the acquisition by the end of 2024. Pureit, a leading water purification business in South Asia, offers a broad range of residential water purification solutions and has annual sales of approximately USD $60 million, primarily in India. The acquisition fits squarely in the Company’s core capabilities and would double the Company’s market penetration in the South Asia region. In the first quarter of 2024, we acquired Impact Water Products, a privately-held water treatment company. The acquisition supports our growth strategy by expanding the West Coast presence of our water treatment business.
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
In our North America segment, we saw soft residential and commercial water heater order demand in the third quarter after a strong first half of the year. We believe that a pre-buy ahead of our March 1st price increase pulled forward some demand into the first half of the year. We also believe our third quarter order demand was negatively impacted by our improved lead times. Those factors along with caution around softening end market demand may have driven some customers to reduce their inventory levels in the quarter. We project 2024 industry residential unit volumes will be flat after approximately six percent growth in 2023. Proactive replacement has been above historical levels for the last several years and we project that will continue in 2024. We believe that new home construction remains in a deficit and will be flat compared to 2023. We anticipate that commercial water heater industry volumes will be approximately flat in 2024 compared to 2023 as growth in commercial electric water heaters greater than 55 gallons will be offset by lower shipments of commercial gas water heaters.Sales of our boilers and water treatment products were negatively impacted by elevated channel inventories in 2023. We believe that channel inventories returned to near normal levels at the beginning of 2024 for both product categories and we saw a return to growth in the second quarter. We expect our boilers sales to grow approximately eight percent in 2024 compared to 2023 as we continue to benefit from the transition to higher efficiency boilers. We anticipate sales of our North America water treatment products will increase approximately eight to ten percent in 2024, compared to 2023, as we continue our geographic expansion.
In our Rest of World segment, after local currency third-party sales growth in China of four percent in the first half of 2024, our third quarter China sales declined 17 percent year-over-year as consumer demand headwinds were more significant than we expected. We project our third-party sales in China to decrease six to eight percent in 2024 in local currency compared to 2023 as we expect consumer demand softness will persist through the remainder of 2024.
Combining all of these factors, we expect our 2024 consolidated sales to be approximately flat to 2023. Our guidance excludes the impacts from potential future acquisitions.

Results of Operations

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$902.6	$937.5	$2,905.7	$2,864.7
Cost of products sold	565.3	581.3	1,787.7	1,749.7
Gross profit	337.3	356.2	1,118.0	1,115.0
Gross profit margin %	37.4%	38.0%	38.5%	38.9%
Selling, general and administrative expenses	176.6	174.9	557.3	542.4
Impairment expense	—	—	—	15.6
Interest expense	1.5	2.4	4.3	10.9
Other expense (income), net	2.6	2.5	0.5	(10.5)
Earnings before provision for income taxes	156.6	176.4	555.9	556.6
Provision for income taxes	36.5	41.0	132.0	137.3
Net Earnings	$120.1	$135.4	$423.9	$419.3
Our sales in the third quarter of 2024 were $902.6 million, or 3.7 percent lower than the third quarter 2023 sales of $937.5 million. Sales in the first nine months of 2024 were $2,905.7 million, or 1.4 percent higher than $2,864.7 million in the same period last year. Compared to the prior year quarter, our net sales decrease was primarily driven by lower sales in China and lower residential and commercial water heater volumes in North America, which more than offset our higher boiler sales, pricing actions, and favorable currency translation of approximately $1 million due to the appreciation of foreign currencies compared to the U.S. dollar. Our net sales increase in the first nine months of 2024 was primarily driven by pricing actions and higher water heater and boiler sales in North America, offset by unfavorable currency translation of approximately $16 million due to the depreciation of foreign currencies compared to the U.S. dollar. Our 2024 and 2023 acquisitions of water treatment companies in North America added approximately $6 million and $14 million of incremental net sales in the third quarter and first nine months of 2024, respectively.
Our gross profit margin in the third quarter of 2024 was 37.4 percent, a decrease compared to 38.0 percent in the third quarter of 2023. Gross profit margin in the first nine months of 2024 was 38.5 percent compared to the gross profit margin of 38.9 percent in the first nine months of 2023. The lower gross profit margin in the third quarter was primarily due to lower volumes and the associated negative impact on our operational efficiencies compared to the third quarter of 2023. The lower gross profit margin in the first nine months of 2024 compared to the same period last year was primarily due to higher production costs, which outpaced our pricing actions.
Selling, general, and administrative (SG&A) expenses in the third quarter of 2024 increased by $1.7 million compared to the third quarter of 2023. SG&A expenses increased $14.9 million in the first nine months of 2024 compared to the prior year. The increase in SG&A expenses in the third quarter and first nine months of 2024 compared to the prior year periods was primarily due to higher employee costs from increased wages and management incentives in addition to higher selling expenses to support our sales initiatives.
Impairment expense in the first nine months of 2023 was $15.6 million related to the sale of our business in Turkey. Of the $15.6 million impairment, $12.5 million was recorded in the Rest of World segment and $3.1 million in Corporate Expense. There was no impairment expense recorded in the first nine months of 2024.
Interest expense in the third quarter of 2024 was $1.5 million compared to $2.4 million in the same period last year. Interest expense in the first nine months of 2024 was $4.3 million compared to $10.9 million in the same period the previous year. The decrease in interest expense in the third quarter and first nine months of 2024 compared to the same period last year was primarily due to lower average debt levels.
Other expense (income), net was $2.6 million in the third quarter of 2024 essentially flat to the third quarter of 2023. Other expense (income), net was $0.5 million in the first nine months of 2024 compared to ($10.5) million in the same period last year. The decrease in Other expense (income), net in the first nine months of 2024 was primarily due to the absence of non-recurring pension settlement income of $6.0 million realized in the second quarter of 2023, higher foreign currency translation losses and lower interest income.

Our effective income tax rate for the three and nine months ended September 30, 2024 was 23.3 percent and 23.7 percent, respectively. The effective income tax rate for the three and nine months ended September 30, 2023 was 23.2 percent and 24.7 percent, respectively. The change in the effective income tax rate for the three months ended September 30, 2024 compared to the prior year quarter was primarily due to a change in geographical earnings mix. The change in the effective income tax rate for the nine months ended September 30, 2024 compared to the prior year period was primarily due to a change in geographical earnings mix and the $15.6 million impairment expense recorded in the prior year period with no associated tax benefit. We estimate that our annual effective income tax rate for the full year of 2024 will be approximately 24 percent.
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
North America Segment

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Sales	$703.3	$709.9	$2,260.3	$2,184.9
Segment Earnings	162.5	170.0	559.6	557.7
Segment margin	23.1%	23.9%	24.8%	25.5%
Sales in our North America segment were $703.3 million in the third quarter of 2024, or $6.6 million lower than sales of $709.9 million in the third quarter of 2023. Sales in the first nine months of 2024 were $2,260.3 million, or $75.4 million higher than sales of $2,184.9 million in the same period last year. Compared to the prior year quarter, our net sales decrease was driven by lower residential and commercial water heater volumes, which more than offset our higher boiler sales and pricing actions. Higher water heater and commercial boiler sales and pricing actions primarily drove our net sales increase in the first nine months of 2024. Our 2024 and 2023 acquisitions of water treatment companies added approximately $6 million and $14 million of incremental net sales in the third quarter and first nine months of 2024, respectively.
North America segment earnings were $162.5 million in the third quarter of 2024, or $7.5 million lower than segment earnings of $170.0 million in the third quarter of 2023. Segment earnings in the first nine months of 2024 were $559.6 million, an increase of $1.9 million compared to segment earnings of $557.7 million in the first nine months of 2023. Segment margins were 23.1 percent and 23.9 percent in the third quarter of 2024 and 2023, respectively. Segment margins were 24.8 percent and 25.5 percent in the first nine months of 2024 and 2023, respectively.
Lower segment earnings and margin in the third quarter of 2024 compared to the prior year were primarily due to lower volumes of residential and commercial water heaters and higher production costs, which were partially offset by higher commercial boiler volumes. Slightly higher segment earnings in the first nine months of 2024 compared to the prior year period were primarily due to pricing actions, partially offset by higher selling expenses to support our sales growth initiatives. Lower segment margin in the first nine months of 2024 compared to the prior year period was primarily due to higher production costs and higher selling expenses that outpaced our pricing actions. We estimate our 2024 North America segment margin will be approximately 24.5 percent.
Adjusted segment earnings and adjusted segment margin in the first nine months of 2023 were $552.7 million and 25.3 percent, respectively. Adjusted segment earnings and adjusted segment margin in the first nine months of 2023 exclude $5.0 million of pension settlement income.

Rest of World Segment

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Sales	$210.3	$233.4	$682.0	$696.7
Segment Earnings	13.6	23.2	56.7	56.8
Segment margin	6.5%	9.9%	8.3%	8.2%
Sales in the Rest of World segment were $210.3 million in the third quarter of 2024, or $23.1 million lower than sales of $233.4 million in the third quarter of 2023. Sales in the first nine months of 2024 were $682.0 million, or $14.7 million lower than sales of $696.7 million in the same period last year. Compared to the prior year quarter, the net sales decrease was primarily due to lower volumes of our core water heating and water treatment products, partially offset by favorable currency translation of approximately $2 million. Lower net sales in the first nine months of 2024 were primarily driven by the decrease in sales of our core products mentioned above with an incremental approximately $14 million of unfavorable currency translation. The decline in sales in the first nine months of 2024 were partially offset by higher volumes of kitchen products in China and included increased inter-segment sales of approximately $12 million related to our tankless water heaters manufactured in China and shipped to the U.S. market.
Rest of World segment earnings were $13.6 million in the third quarter of 2024 and lower compared to $23.2 million in the third quarter of 2023. Segment earnings in the first nine months of 2024 were $56.7 million, essentially flat to the first nine months of 2023. Segment margins were 6.5 percent and 9.9 percent in the third quarter of 2024 and 2023, respectively. Segment margins were 8.3 percent and 8.2 percent in the first nine months of 2024 and 2023, respectively.
Lower volumes of our core water heating and water treatment products primarily drove lower segment earnings and segment margin in the third quarter of 2024.
Essentially flat segment earnings and segment margin in the first nine months of 2024 were primarily driven by lower volumes of our core water heating and water treatment products and an unfavorable product mix and sales promotions in China, offset by the absence of the nonrecurring impairment expense of $12.5 million associated with the sale of our business in Turkey recorded in the first quarter of 2023. We estimate our 2024 Rest of World segment margin will be approximately eight percent.
Adjusted segment earnings and adjusted segment margin in the first nine months of 2023 were $69.3 million and 9.9 percent, respectively. Adjusted segment earnings and adjusted segment margin in the first nine months of 2023 exclude the $12.5 million of impairment expense.
Outlook
We expect our consolidated sales in 2024 to be flat to 2023. Our sales projection is driven by expected flat industry residential and commercial unit water heater volumes in North America compared to the prior year. We expect to see an eight percent increase in our sales of boilers in 2024 compared to 2023 as we continue to benefit from the transition to higher-efficiency boilers. We anticipate sales of our North America water treatment products will increase by approximately eight to ten percent in 2024, compared to 2023, as we continue our geographic expansion. In our Rest of the World segment, we expect sales in China to decrease six to eight percent in local currency compared to 2023, driven by expected softness in consumer demand. We expect to achieve full-year earnings of between $3.70 and $3.85 per share. Our guidance excludes the impacts from potential future acquisitions.
Liquidity & Capital Resources
Our working capital was $568.3 million at September 30, 2024, compared with $555.0 million at December 31, 2023. The increase in working capital was primarily related to higher inventory balances, lower accounts payable and lower payroll-related accruals, partially offset by lower cash and receivable balances. As of September 30, 2024, cash balances were negatively impacted by $1.7 million due to changes in foreign currency during the year. Cash and cash equivalents used to fund our operations are primarily generated through operating activities and our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We use a global cash pooling arrangement, intercompany borrowing, and some local credit lines to meet funding needs and allocate capital resources among various entities. We have historically made and anticipate future cash repatriations from certain foreign subsidiaries. In the first nine months of 2024, we repatriated approximately $88 million of cash from our foreign subsidiaries and used the proceeds to pay down outstanding debt balances and fund an acquisition.

(dollars in millions)	Nine Months Ended September 30,
	2024	2023
Cash provided by operating activities	$359.9	$439.0
Cash used in investing activities	(111.1)	(30.8)
Cash used in financing activities	(367.7)	(500.7)
Cash provided by operations in the first nine months of 2024 was $359.9 million and lower than $439.0 million in the first nine months of 2023, primarily as a result of higher incentive payments associated with record sales and profits earned in 2023 and higher inventory balances, which more than offset lower trade receivable balances. Our free cash flow in the third quarter of 2024 and 2023 was $282.5 million and $396.3 million, respectively. We expect cash provided by operating activities to be approximately $525 million in 2024. We expect free cash flow to be approximately $415 million in 2024. Free cash flow is a non-GAAP measure described in more detail in the Non-GAAP Measures section below.
Capital expenditures totaled $77.4 million in the first nine months of 2024 compared with $42.7 million in the same period last year. Higher capital expenditures compared to the prior year period was primarily due to our capacity expansion projects. We project 2024 capital expenditures will be between $105 million and $115 million and full-year depreciation and amortization expense will be approximately $80 million.
During the third quarter of 2024, we renewed and amended our $500 million revolving credit facility ("renewed facility") which now expires on August 23, 2029. The renewed facility is with a group of nine banks and has an accordion provision that allows it to be increased up to $1 billion if certain conditions (including lender approval) are satisfied, which is an increase of $150 million from the amount prior to the renewal and amendment. Borrowing rates under the renewed facility are determined by our leverage ratio. The renewed facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of September 30, 2024, and expect to be in compliance for the foreseeable future. The renewed facility backs up commercial paper and credit line borrowings. At September 30, 2024, we had no borrowings outstanding under the renewed facility and an available borrowing capacity of $500.0 million. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.
Our total debt decreased by $7.6 million in the first nine months of 2024 as we used available cash to pay down outstanding debt balances. Our leverage, as measured by the ratio of total debt to total capitalization, was 5.9 percent at September 30, 2024, compared with 6.5 percent at December 31, 2023.
In the first quarter of 2024, our Board of Directors approved adding 2,000,000 shares of common stock to our existing discretionary share repurchase authority. Under our share repurchase program, we may purchase our common stock through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors, which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. During the first nine months of 2024, we repurchased 2,850,500 shares of our stock at a total cost of $237.1 million. At September 30, 2024, we had 2,650,962 shares remaining on the share repurchase authority. Depending on factors such as stock price, working capital requirements, and alternative investment opportunities, we expect to spend approximately $300 million on stock repurchases in 2024 through a combination of any renewed Rule 10b5-1 automatic trading plan and open market repurchases.
On October 7, 2024, our Board of Directors declared a regular quarterly cash dividend of $0.34 per share on our Common Stock and Class A common stock. The dividend is payable on November 15, 2024, to shareholders of record on October 31, 2024.

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
Adjusted Earnings and Adjusted Earnings Per Share
(dollars in millions, except per share data)
(unaudited)
The following is a reconciliation of net earnings and diluted earnings per share to adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Earnings (GAAP)	$120.1	$135.4	$423.9	$419.3
Impairment expense, before tax	—	—	—	15.6
Pension settlement income, before tax	—	—	—	(6.0)
Tax effect on above items	—	—	—	1.5
Adjusted Earnings (non-GAAP)	$120.1	$135.4	$423.9	$430.4

Diluted Earnings Per Share (GAAP)(1)	$0.82	$0.90	$2.87	$2.77
Impairment expense per diluted share, before tax	—	—	—	0.10
Pension settlement income per diluted share, before tax	—	—	—	(0.04)
Tax effect on above items per diluted share	—	—	—	0.01
Adjusted Earnings Per Share (non-GAAP)(1)	$0.82	$0.90	$2.87	$2.84
(1)Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding.

A. O. SMITH CORPORATION
Adjusted Segment Earnings
(dollars in millions)
(unaudited)
The following is a reconciliation of reported earnings before provision for income taxes to total segment earnings (non-GAAP) and adjusted segment earnings (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings Before Provision for Income Taxes (GAAP)	$156.6	$176.4	$555.9	$556.6
Add: Corporate expense(1)	18.0	14.4	55.7	47.0
Add: Interest expense	1.5	2.4	4.3	10.9
Total Segment Earnings (non-GAAP)	$176.1	$193.2	$615.9	$614.5

North America(2)	$162.5	$170.0	$559.6	$557.7
Rest of World(3)	13.6	23.2	56.7	56.8
Inter-segment earnings elimination	—	—	(0.4)	—
Total Segment Earnings (non-GAAP)	$176.1	$193.2	$615.9	$614.5

Additional Information
(1)Corporate expense	$(18.0)	$(14.4)	$(55.7)	$(47.0)
Pension settlement income, before tax	—	—	—	(1.0)
Impairment expense, before tax	—	—	—	3.1
Adjusted Corporate expense (non-GAAP)	$(18.0)	$(14.4)	$(55.7)	$(44.9)

(2)North America	$162.5	$170.0	$559.6	$557.7
Pension settlement income, before tax	—	—	—	(5.0)
Adjusted North America (non-GAAP)	$162.5	$170.0	$559.6	$552.7

(3)Rest of World	$13.6	$23.2	$56.7	$56.8
Impairment expense, before tax	—	—	—	12.5
Adjusted Rest of World (non-GAAP)	$13.6	$23.2	$56.7	$69.3

A. O. SMITH CORPORATION
Free Cash Flow
(dollars in millions)
(unaudited)

The following is a reconciliation of reported cash flow from operating activities to free cash flow (non-GAAP):

	Nine Months Ended September 30,
	2024	2023
Cash provided by operating activities (GAAP)	$359.9	$439.0
Less: Capital expenditures	(77.4)	(42.7)
Free cash flow (non-GAAP)	$282.5	$396.3

A. O. SMITH CORPORATION
2024 EPS Guidance and 2023 Adjusted EPS
(unaudited)

The following is a reconciliation of diluted EPS to adjusted EPS (non-GAAP) (all items are net of tax):

	2024 Guidance	2023
Diluted EPS (GAAP)	$3.70 - 3.85	$3.69
Restructuring and impairment expense	—	0.12	(1)
Adjusted EPS (non-GAAP)	$3.70 - 3.85	$3.81
(1)Includes pre-tax restructuring and impairment expenses of $15.7 million and $3.1 million, within the Rest of World segment and Corporate expenses, respectively.

Critical Accounting Policies
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2023. We believe that at September 30, 2024, there was no material change to this information.
Recent Accounting Pronouncements
Refer to Recent Accounting Pronouncements in Note 1 – Basis of Presentation in the notes to our condensed consolidated financial statements included in Part 1 Financial Information.
Forward Looking Statements
This filing contains statements that the Company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “continue,” “guidance,” “outlook” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: further softening in U.S. residential and commercial water heater demand; negative impacts to the Company, particularly the demand for its products, resulting from global inflationary pressures or a potential recession in one or more of the markets in which the Company participates; the Company’s ability to continue to obtain commodities, components, parts and accessories on a timely basis through its supply chain and at expected costs; negative impacts to demand for the Company’s products, particularly commercial products, as a result of changes in commercial property usage that followed the COVID-19 pandemic; further weakening in North American residential or commercial construction or instability in the Company's replacement markets; inability of the Company to implement or maintain pricing actions; inconsistent recovery of the Chinese economy or a further decline in the growth rate of consumer spending or housing sales in China; the availability, timing or effects of China stimulus programs; negative impact to the Company’s businesses from international tariffs, trade disputes and geopolitical differences, including the conflicts in Ukraine, the Middle East and attacks on commercial shipping vessels in the Red Sea; potential further weakening in the high-efficiency gas boiler segment in the U.S.; substantial defaults in payment by, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; foreign currency fluctuations; the Company’s inability to successfully integrate or achieve its strategic objectives resulting from acquisitions; the possibility that the parties will fail to obtain necessary regulatory approvals or to satisfy any of the other conditions to the proposed acquisition; failure to realize the expected benefits of acquisitions or expected synergies; failure to realize the expected benefits, timing and extent, of regulatory changes; competitive pressures on the Company’s businesses; including new technologies and new competitors; the impact of potential information technology or data security breaches; negative impact of changes in government regulations or regulatory requirements; the inability to respond to secular trends toward decarbonization and energy efficiency and adverse developments in general economic, political and business conditions in key regions of the world. A more detailed description of these risks is contained under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Forward-looking statements included in this filing are made only as of the date of this filing, and the Company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the Company, or persons acting on its behalf, are qualified entirely by these cautionary statements.
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

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon this evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of September 30, 2024 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
In the first quarter of 2024, our Board of Directors approved adding 2,000,000 shares of common stock to the existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In the third quarter of 2024, we repurchased 1,016,500 shares at an average price of $82.63 per share and at a total cost of $84.0 million. As of September 30, 2024, there were 2,650,962 shares remaining on the existing repurchase authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 1 - July 31, 2024	344,000	$84.46	344,000	3,323,462
August 1 - August 31, 2024	370,500	81.53	370,500	2,952,962
September 1 - September 30, 2024	302,000	81.89	302,000	2,650,962
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.
ITEM 5 - OTHER INFORMATION
During the three months ended September 30, 2024, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6 - EXHIBITS
Refer to the Exhibit Index on page 30 of this report.

INDEX TO EXHIBITS

Exhibit Number	Description

10.1
Amendment No. 4 dated as of August 23, 2024, to the Amended and Restated Credit Agreement dated as of December 12, 2012, among A. O. Smith Corporation, A. O. Smith Enterprises Ltd., A.O. Smith International Holdings B.V. and the financial Institutions and agents party, there to.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2024 and 2023, (ii) the Condensed Consolidated Statement of Comprehensive Earnings for the three and nine months ended September 30, 2024 and 2023, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023 (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2024 and 2023 (v) the Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023 (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

October 23, 2024	/s/ Benjamin A. Otchere
Benjamin A. Otchere
Vice President and Controller

/s/ Charles T. Lauber
Charles T. Lauber
Executive Vice President and Chief Financial Officer