Form 10-K
period 2024-12-31
SMITH A O CORP
filed 2025-02-11
CIK 91142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number 1-475
A. O. Smith Corporation
(Exact name of registrant as specified in its charter)
Delaware
(State of Incorporation)
11270 West Park Place, Milwaukee, Wisconsin
(Address of Principal Executive Office)
39-0619790
(I.R.S. Employer Identification No.)
53224
(Zip Code)
(414) 359-4000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Shares of Stock Outstanding January 31, 2025	Name of Each Exchange on Which Registered
Class A Common Stock (par value $5.00 per share)	None	25,870,069	Not listed
Common Stock (par value $1.00 per share)	AOS	118,089,097	New York Stock Exchange
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                          ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                              ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.             ☐
Indicate by a check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)          ☐  Yes    ☒  No
The aggregate market value of voting stock held by non-affiliates of the registrant was $66,240,083 for Class A Common Stock and $9,664,355,425 for Common Stock as of June 30, 2024.
DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference in Part III).

A. O. Smith Corporation
Index to Form 10-K
Year Ended December 31, 2024

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
NORTH AMERICA
Sales in our North America segment accounted for approximately 77 percent of our total sales in 2024. This segment serves residential and commercial end markets with a broad range of products including:
Water heaters. Our residential and commercial water heaters primarily come in sizes ranging from 40 to 80 gallon models, however, we also offer sizes as low as 2.5 gallon (point-of-use) and as high as 2,500 gallon products with varying efficiency ranges. We offer electric, natural gas and liquid propane tank-type models as well as tankless (gas and electric), heat pump and solar tank units. Typical applications for our water heaters include residences, restaurants, hotels, office buildings, laundries, car washes, schools and small businesses.
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
Water treatment products. With the acquisition of Aquasana, Inc. (Aquasana) in 2016 we entered the water treatment market. We expanded our product offerings and geographic footprint with the acquisitions of Hague Quality Water International (Hague) in 2017, Water-Right, Inc. (Water-Right) in 2019, Master Water Conditioning Corporation (Master Water) in 2021, Atlantic Filter Corporation (Atlantic Filter) in 2022, Water Tec of Tucson, Inc (Water Tec) in 2023 and Impact Water Products (Impact) in 2024. Our water treatment products range from point-of-entry water softeners, solutions for problem well water, whole-home water filtration products and point-of-use carbon and reverse osmosis products. We also offer a comprehensive line of commercial water treatment and filtration products. Typical applications for our water treatment products include residences, restaurants, schools and offices.
Other. In our North America segment, we also manufacture expansion tanks, commercial solar water heating systems, swimming pool and spa heaters, related products and parts.
A significant portion of our North America sales is derived from the replacement of existing products.
We believe we are the largest manufacturer and marketer of water heaters in North America with a leading share in both the residential and commercial portions of the market. We expanded our presence in North America with our acquisition of Giant Factories, Inc. (Giant), a Canada-based manufacturer of residential and commercial water heaters, which we acquired in late 2021. In the commercial segments of the market for both water heating and space heating, we believe our comprehensive product lines and our high-efficiency products give us a competitive advantage. Our wholesale distribution channel, where we sell our products primarily under the A. O. Smith and State brands, includes approximately 900 independent wholesale plumbing distributors serving residential and commercial end markets. We also sell our residential water heaters through the retail and maintenance, repair and operations (MRO) channels. In the retail channel, our customers include four of the six largest national hardware and home center chains, including a long-standing exclusive relationship with Lowe’s where we sell A. O. Smith branded products.
Our Lochinvar brand is one of the leading residential and commercial boiler brands in North America. Approximately 45 percent of Lochinvar branded sales consist of residential and commercial water heaters while the remaining 55 percent of Lochinvar branded sales consist primarily of boilers and related parts. Our commercial boiler distribution channel is primarily comprised of manufacturer representative firms with the remainder of our Lochinvar branded products being distributed through wholesale channels.
In our water treatment business we sell through a variety of channels. We sell our A. O. Smith branded water treatment products primarily through our water quality, dealer network and Amazon. Our Aquasana branded products are primarily sold directly to consumers through e-commerce channels. Our water softener products and problem well water solutions, which include the Hague, Water-Right, Master Water, Atlantic Filter, Impact, and Water Tec brands, are sold through water quality dealers and contractors. Our water softener products are also sold through home center retail chains.
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
REST OF WORLD
Sales in our Rest of World segment accounted for approximately 23 percent of our total sales in 2024, a majority of which were in China. We have operated in China for nearly 30 years. In that time, we have established A. O. Smith brand recognition in the residential and commercial markets. We manufacture and market residential water heater and water treatment products, primarily incorporating reverse osmosis technology, and commercial dispensing water treatment products. The Chinese water heater market is predominantly comprised of electric wall-hung, gas tankless, combi-boiler, heat pump and solar water heaters. We believe we are one of the market leaders of water heaters and reverse osmosis water treatment products to the residential market in China in dollar terms. We also design and market kitchen products (range hoods, cooktops, steam ovens, and dishwashers) and connected product technology in China.
We sell our products in approximately 9,400 points of sale in China, of which approximately 4,400 are retail outlets in tier one through tier three cities and approximately 1,600 exclusively sell our products. We also sell our products through e-commerce channels. Our primary competitors in China in the water heater market segment are Haier/Casarte, Midea/COLMO, and Rinnai. Our principal competitors in the water treatment market are Angel, Haier/Casarte, Midea/COLMO, Truliva, and Xiaomi.
In 2008, we established a sales office in India and began importing products specifically designed for India. We began manufacturing water heaters in India in 2010 and water treatment products in 2015. In 2024, we expanded our product offerings and geographic footprint with the acquisition of Pureit, a Unilever PLC business. Pureit offers a broad range of residential water purification solutions in India and other South Asian markets. We continue to increase our product offerings and sales in this country, primarily through wholesale, e-commerce and retail channels. Our primary competitors in India are Racold, Bajaj and Havells in the water heater market and Eureka Forbes and Kent in the water treatment market.
We also sell water heaters in the European, Middle East, and Far East markets and water treatment products in Vietnam, all of which combined comprised less than 14 percent of total Rest of World sales in 2024.
RAW MATERIALS
Raw materials for our manufacturing operations, primarily consisting of steel, are generally available in adequate quantities. A portion of our customers are contractually obligated to accept price changes based on fluctuations in steel prices. There has been volatility in steel costs over the last several years. In addition tariffs could potentially increase volatility in steel and other input materials.
RESEARCH AND DEVELOPMENT
To improve our competitiveness by generating new products and processes, we conduct research and development at our Corporate Technology Center in Milwaukee, Wisconsin, our Global Engineering Center in Nanjing, China, and our operating locations. Our total expenditures for research and development in 2024, 2023 and 2022 were $101.7 million, $97.5 million and $89.0 million, respectively.
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
HUMAN CAPITAL
We employed approximately 12,700 employees as of December 31, 2024 with approximately 7,200 in North America and 5,500 in Rest of World. A small portion of our workforce in the U.S. is represented by a labor union, while outside the U.S., we have employees in certain countries that are represented by employee representative organizations, such as an employee association, union, or works council.
Our Guiding Principles and Values. The foundation of how we conduct business and interact with our employees is outlined in A. O. Smith Corporation’s Guiding Principles and our Statement of Values. These principles and values help to shape how we hire, train and treat our employees, emphasizing teamwork and promoting diversity in seeking our objectives. We believe that our Guiding Principles and Values shape the critical elements of our effort to attract, retain and develop talent. In 2024, we were named by Ethisphere on the list of the World’s Most Ethical Companies. The annual list recognizes global companies dedicated to integrity, sustainability, governance, and community with a commitment to ethical behavior, accountability, and driving positive change.
Culture and Employee Engagement. We conduct a Global Employee Engagement Survey on a biannual basis. This third party managed survey measures employees’ level of engagement against external norms and provides us with actionable feedback that drives improvement priorities. Participation in our most recent survey in 2024 was 93 percent, which we believe reflects our employees’ desire to share their perspectives and a commitment to continuous improvement. Survey results help shape action plans to further improve our culture and we will conduct the survey again in 2026.
Diversity and Inclusion. As reflected in our Guiding Principles, we strive to create a workplace where people from all backgrounds can thrive and achieve their fullest potential. Our commitment to this objective starts at the top with our Board of Directors, which is 40 percent diverse from either a gender or ethnic/racial perspective.
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
Training and Development. We provide all employees with a wide range of professional development experiences, both formal and informal, to help them achieve their full potential. All of our salaried employees are given formal development plans. Some of the formal development programs that employees have access to include early-career leadership development programs, front-line leadership development programs, continuous improvement skill-building programs, core process technology councils and tuition reimbursement for degree programs or trade schools. To maintain our focus on career development all our salaried employees worldwide are required to have career conversations with their manager. Globally, all office and professional employees also have formal performance reviews and development plans with a focus on learning by doing. We expect our managers to work closely with their employees to ensure performance feedback and to conduct development discussions on a regular basis.
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

GOVERNMENT REGULATIONS AND ENVIRONMENTAL MATTERS
Our operations, including the manufacture, packaging, labeling, storage, distribution, advertising and sale of our products, are subject to various federal, state, local and foreign laws and regulations. In the U.S., many of our products are regulated by the Department of Energy, the Consumer Product Safety Commission, and the Federal Trade Commission. State and local governments, through laws, regulations, and building codes, also regulate our water heating and water treatment products. Whether at the federal, state, or local level, these laws are intended to improve energy efficiency and product safety, and protect public health and the environment. In recent years, a number of states and local authorities have proposed or implemented bans on gas-fired products in new construction in an effort to address greenhouse gas emissions. Similar laws and regulations have been adopted by government authorities in other countries in which we manufacture, distribute, and sell our products. We offer a complete line of water and hydronic heating products, including electric-powered water heaters and boilers, and we believe that any reduction in fossil fuel-powered products would be counterbalanced by a corresponding increase in demand for our non-fossil fuel powered products. We are confident that our continued emphasis on product design and innovation, including energy efficiency, will keep us well positioned to deliver products demanded by customers, regardless of fuel source.
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
We are also committed to growing our business in a sustainable and socially responsible manner consistent with our Guiding Principles. This commitment has driven us to design, engineer and manufacture highly innovative and efficient products in an environmentally responsible manner that helps reduce energy consumption, conserve water and improve drinking water quality and public health. Consistent with this commitment, we issued our sustainability report biennially detailing our company’s historical and current efforts. We issued our fourth report, the 2024 sustainability report, in November 2024, documenting our environmental, social, and governance (ESG) activities over the past two years. This report details the positive impact of our highly efficient products, highlights our company’s commitment to employees and the communities in which we operate, reports on our progress toward our greenhouse gas emissions intensity reduction goal of 10 percent by 2025 (2019 baseline) and announced a new water goal to achieve an annual water savings of 40 million gallons by 2030 (2023 baseline). We have made significant progress toward our emission reduction goal and prevented over 560,000 metric tons of carbon emissions in 2023 through the sale of our high efficiency water heaters and boilers. Our ESG Scorecard (scorecard) reflecting our progress is available on our website. Our scorecard also provides information on our employee diversity, product stewardship, and recordable incident rate, among other items. Our Sustainability Report and scorecard are available on our website and not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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
Economic and Industry Risks
■The effects of global and regional economic conditions could have a material adverse effect on our business
A decline in economic activity, such as a recession or economic downturn, in the U.S., China, and other regions in the world in which we do business, could further adversely affect consumer confidence and spending patterns which could result in decreased demand for the products we sell, a delay in purchases, increased price competition, or slower adoption of energy-efficient water heaters and boilers, or high-quality water treatment products, which could negatively impact our profitability and cash flows. Such deterioration in economic conditions could arise from many factors or fears including public health crises, further deterioration in the property market, political instability or risk of government default. In addition, an increase in price levels generally or in particular industries, could result in a consumer shift away from the products we offer, including trading down to lower priced models, which could adversely affect our revenues and, at the same time, increase our costs. A deterioration in economic conditions also could negatively impact our vendors and customers, which could result in an increase in bad debt expense, customer and vendor bankruptcies, interruption or delay in supply of materials, or increased material prices, which could negatively impact our ability to distribute, market and sell our products and our financial condition, results of operations and cash flows.
■Import tariffs, taxes, customs duties and other trading regulations imposed by the U.S. government and retaliatory responses from other countries, could significantly increase the prices we pay for raw materials that are critical to our ability to manufacture our products
Import tariffs, taxes, customs duties and other trading regulations imposed by the U.S. government on foreign countries, or by foreign countries on the U.S., could significantly increase the prices we pay for raw materials that are critical to our ability to manufacture our products. And, we may be unable to find a domestic supplier to provide the necessary raw materials on an economical basis in the amounts we require. Also, the current U.S. administration has expressed a desire to impose substantial new or increased tariffs. Any widespread imposition of new or increased tariffs could increase the cost of and reduce the demand for our products and any cost increases will either require us to increase prices, foreclose our sales into impacted markets or negatively impact our profit margins. Any new or increased tariffs could also trigger retaliatory responses from other countries which may decrease the competitiveness of our products in foreign markets. New or increased tariffs could also negatively affect U.S. national or regional economies, which could negatively affect the demand for our products.
Unfavorable changes to import tariffs, taxes, customs duties and other trading regulations could have a material adverse effect on our financial condition, results of operations and cash flows.
■The occurrence or threat of extraordinary events, including natural disasters, political disruptions, terrorist attacks, public health issues, and acts of war, could significantly disrupt production, or impact consumer spending
As a global company with a large international footprint, we are subject to increased risk of damage or disruption to us and our employees, facilities, suppliers, distributors, or customers. Extraordinary events, including natural disasters, resulting from but not limited to climate change, political disruptions, terrorist attacks, public health issues and acts of war may disrupt our business and operations and impact our supply chain and access to necessary raw materials or could adversely affect the economy generally, resulting in a loss of sales and customers. Any of these disruptions or other extraordinary events outside of our control that impact our operations or the operations of our suppliers and key distributors could affect our business negatively, harming operating results.
Natural disasters and extreme weather conditions may disrupt the productivity of our facilities. For example, two of our manufacturing plants are located within a floodplain that has experienced past flooding events. We also have other manufacturing facilities located in hurricane and earthquake zones. We maintain insurance coverage and have taken steps to mitigate these physical risks related to natural disasters and extreme weather conditions. Although we have taken steps to mitigate the risk of flooding, there is still the potential for natural disasters and extreme weather conditions to disrupt the productivity of our facilities.
Apart from the potential impact on our operations, these types of events also could negatively impact consumer spending in the impacted regions or depending on the severity, globally, which could materially and adversely affect our financial condition, results of operations and cash flows.
■Our business could be adversely impacted by changes in consumer purchasing behavior, consumer preferences, technological changes, and market trends
Consumer preferences for products and the methods in which they purchase products are constantly changing based on, among other factors, cost, performance, convenience, availability of government incentives, environmental and social concerns and perceptions. As consumer confidence changes, purchasing behavior may shift the product mix to lower priced models in the markets in which we participate or result in a shift to other distribution channels, for example e-commerce. Consumer preferences and broader trends, such as decarbonization and electrification efforts in response to climate change, may result in reduced demand for gas or fossil fuel-powered products and increased demand for higher efficiency products and/or more electric powered products. In addition, technologies are ever changing. Our ability to respond to these trends, timely transition our product portfolio, develop new and innovative products, and acquire and protect the necessary intellectual property rights is essential to our continued success, but cannot reasonably be assured. It is possible that we will not be able to develop new technologies, products or distribution channels, or do so on a timely basis, to align with consumer purchasing behavior and consumer preferences, which could materially and adversely affect our financial condition, results of operations and cash flows.
■Our operations could be adversely impacted by material and component price volatility, as well as supplier concentration
The market prices for certain materials and components we purchase, primarily steel, can be volatile. In recent years, we have also experienced inflation-related increases in our transportation and other costs. In addition tariffs could potentially increase volatility in steel and other input materials. Significant increases in the cost of any of the key materials and components we purchase would increase our cost of doing business and ultimately could lead to lower operating earnings if we are not able to recover these cost increases through price increases to our customers. Historically, there has been a lag in our ability to recover increased material costs from customers, and that lag, could negatively impact our profitability. In some cases, we are dependent on a limited number of suppliers for some of the raw materials and components we require in the manufacturing of our products. A significant disruption or termination of the supply from one of these suppliers could delay sales or increase costs which could result in a material adverse effect on our financial condition, results of operations and cash flows.
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
■Because approximately 21 percent of our sales in 2024 were attributable to China, adverse economic conditions or changes in consumer behavior in China could impact our business
Our third-party sales in China decreased six percent in local currency in 2024 compared to 2023. We derive a substantial portion of our sales in China from premium-tier products. Changes in consumer preferences and purchasing behaviors including preferences for e-commerce and manufacturer emphasis on brand ecosystems and connectivity, weakening consumer confidence and sentiment, as well as economic uncertainty, sociopolitical and demographic risks, availability of government incentives, and increased competition from Chinese-based companies may prompt Chinese consumers to postpone purchases, choose lower-priced products or different alternatives, or lengthen the cycle of replacement purchases. Further deterioration in the Chinese economy may adversely affect our financial condition, results of operations and cash flows.
Business, Operational, and Strategic Risks
■We sell our products and operate outside the U.S., and to a lesser extent, rely on imports and exports, which may present additional risks to our business
Approximately 32 percent of our sales in 2024 were attributable to products sold outside of the U.S., primarily in China and Canada, and to a lesser extent in Europe and India. We also have operations and business relationships outside the U.S. that comprise a portion of our manufacturing, supply, and distribution. Approximately 5,000 of our 12,700 employees as of December 31, 2024 were located in China. At December 31, 2024, approximately $206 million of cash and marketable securities were held by our foreign subsidiaries, substantially all of which were located in China. International operations generally are subject to various risks, including: political, religious, and economic instability; local labor market conditions; new or increased tariffs or other trade restrictions, or changes to trade agreements; the impact of foreign government regulations, actions or policies; the effects of income taxes; governmental expropriation; the changes or imposition of statutory restrictions which prohibit repatriation of cash; the imposition or increases in withholding and other taxes on remittances and other payments by foreign subsidiaries; labor relations problems; the imposition of environmental or employment laws, or other restrictions or actions by foreign governments; and differences in business practices.
Unfavorable changes in the political, regulatory, or trade climate, diplomatic relations, or government policies, particularly in relation to countries where we have a presence, including Canada, China, India and Mexico, could have a material adverse effect on our financial condition, results of operations and cash flows or our ability to repatriate funds to the U.S.
■A material loss, cancellation, reduction, or delay in purchases by one or more of our largest customers could harm our business
Sales to our five largest customers represented approximately 42 percent of our sales in 2024. We expect that our customer concentration will continue for the foreseeable future. Our concentration of sales to a relatively small number of customers makes our relationships with each of these customers important to our business. We cannot assure that we will be able to retain our largest customers. Some of our customers may shift their purchases to our competitors in the future. Our customers may experience financial instability, affecting their ability to make or pay for future purchases. Further, a customer may be acquired by a customer of a competitor which could result in our loss of that customer. The loss of one or more of our largest customers, any material reduction or delay in sales to these customers, or our inability to successfully develop relationships with additional customers could have a material adverse effect on our financial position, results of operations and cash flows.
■A portion of our business could be adversely affected by a decline in North American new residential or commercial construction or a decline in replacement-related volume of water heaters and boilers, including a decline in demand for commercial spaces
Residential new construction activity in North America and industry-wide replacement-related volume of water heaters were flat in 2024 after growth in 2023. New residential housing starts in the U.S. are projected to be approximately flat in 2025. Commercial construction activity in North America grew in 2024, although at a slower rate than 2023. We believe that the significant majority of the markets we serve are for the replacement of existing products, and residential water heater replacement volume has been strong. In recent years, businesses and commercial spaces have experienced and may experience in the future, fluctuation in demand and in occupancy that may reduce demand for our products, and commercial sectors, such as the restaurant and hospitality industries in which we have customers, may experience long-term shifts in consumer behavior which could negatively impact demand or capacity and may not return to pre-pandemic levels. In addition, the acceptance of remote work arrangements could negatively impact demand for commercial construction. Changes in the replacement volume and in the construction market in North America could negatively affect us.
■An inability to adequately maintain our information systems and their security, as well as to protect data and other confidential information, could adversely affect our business and reputation
In the ordinary course of business, we utilize information systems for day-to-day operations, to collect and store sensitive data and information, including our proprietary and regulated business information and personally identifiable information of our customers, suppliers and business partners, as well as personally identifiable information about our employees. Our information systems are susceptible to outages due to system failures, cybersecurity threats, failures on the part of third-party information system providers, natural disasters, power loss, telecommunications failures, viruses, fraud, theft, malicious actors or breaches of security. Like many companies, we, and some third parties upon which we rely, have experienced cybersecurity incidents and attacks on information technology networks and systems, products and services in the past but, to date, none have resulted in a material breach or had a material adverse impact on our financial condition, results of operations, or cash flows. We may experience such incidents and attacks in the future, potentially with increasing frequency from increasingly sophisticated cyber threats. In addition, remote work and remote access to our systems have increased in recent years, which may heighten these risks. Use of artificial intelligence software may also create risks from unintentional disclosure of proprietary, confidential, personal or otherwise sensitive information. Although we have a response plan in place in the event of a data breach and we have an active program to maintain and improve data security and address these risks and uncertainties by implementing and improving internal controls, security technologies, insurance programs, network and data center resiliency and recovery processes, a successful attack in the future could result in operations failure or breach of security that could lead to disruptions of our business activities and the loss or disclosure of both our and our customers’ financial, product and other confidential information and could result in regulatory actions, significant expense and litigation and have a material adverse effect on our financial condition, results of operations and cash flows and our reputation.
■Our international operations are subject to risks related to foreign currencies
We have a significant presence outside of the U.S., primarily in China and Canada and to a lesser extent Europe, Mexico, and India, and therefore, hold assets, including $119 million of cash and marketable securities denominated in Chinese renminbi, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. The financial statements of our foreign subsidiaries are translated into U.S. dollars in our consolidated financial statements. Furthermore, typically our products are priced in foreign countries in local currencies. As a result, we are subject to risks associated with operating in foreign countries, including fluctuations in currency exchange rates and interest rates, or global exchange rate instability or volatility that strengthens the U.S. dollar against foreign currencies. An increase in the value of the U.S. dollar relative to the local currencies of our foreign markets, particularly in China, has negatively affected our sales, profitability, and cash and cash equivalents balances and could have such effects in the future. In 2024, the change in foreign currencies negatively impacted our sales and cash and cash equivalents by approximately $18 million and $7 million, respectively. In addition to currency translation risks, we incur a currency transaction risk whenever one of our subsidiaries enters into a purchase or sale transaction using a currency different from the operating subsidiaries’ functional currency. The majority of our foreign currency transaction risk results from sales of our products in Canada, a portion of which we manufacture in the U.S., and to a lesser extent from component purchases in Europe and India and payroll in Mexico. These risks may adversely impact our reported sales and profits in the future or negatively impact revenues and earnings translated from foreign currencies into U.S. dollars.
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

Legal, Regulatory, and Governance Risks
■Changes in regulations or standards, such as those associated with climate change, could adversely affect our business
Our products are subject to a wide variety of statutory, regulatory, codes and industry standards and requirements related to, among other items, energy and water efficiency, environmental emissions, labeling and safety. For example, the Department of Energy (DOE) has adopted a new efficiency rule for commercial water heaters that will take effect in 2026 and for our residential water heaters that will take effect in 2029. In addition, new national drinking water standards regulating per- and poly-fluoroalkyl substances (PFAS), as well as lead, could affect the demand for our water filtration products. There are also a number of federal, foreign, state and local governments adopting laws, regulations and codes in response to climate change that require a transition to non-fossil fuel based sources of energy production as well as significantly reducing or eliminating the on-site combustion of fossil fuels in the building sector. We believe our products are currently efficient, safe and environment-friendly. However, a significant change to regulatory or code requirements that promotes a transition to alternative energy sources as a replacement for gas, or a significant shift in industry standards, could substantially increase manufacturing costs, capital expenditures, transportation costs and raw material costs, alter distribution channels, attract new competitors, impact the size and timing of demand for our products, affect the types of products we are able to offer or put us at a competitive disadvantage, any of which could harm our business and have a material adverse effect on our financial condition, results of operations and cash flow.
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
■Our sustainability commitments could result in additional costs, and our inability to achieve them could have an adverse impact on our reputation and performance
We periodically communicate our strategies, commitments and targets related to sustainability matters, including carbon emissions, water usage, and human rights, through the issuance of our sustainability report. Although we intend to meet these strategies, commitments and targets and are committed to advancing sustainable innovations in our industry, we may be unable to achieve them due to availability of resources, significant increases in operational costs, and technological changes. Failure to meet these sustainability requirements or targets could adversely impact our reputation as well as the demand for our products and adversely affect our business, financial condition and results of operations. In addition, standards and processes for measuring and reporting carbon emissions, water usage, and other sustainability metrics may change over time, result in inconsistent data, or result in significant revisions to our strategies, commitments and targets, or our ability to achieve them. Any scrutiny of our carbon emissions or other sustainability disclosures or our failure to achieve related strategies, commitments and targets could negatively impact our reputation or performance.
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

■We have significant goodwill and indefinite-lived intangible assets and an impairment of our goodwill or indefinite-lived intangible assets could cause a decline in our net worth
Our total assets include significant goodwill and indefinite-lived intangible assets. Our goodwill results from our acquisitions, representing the excess of the purchase prices we paid over the fair value of the net tangible and intangible assets we acquired. We assess whether there have been impairments in the value of our goodwill or indefinite-lived intangible assets during the fourth quarter of each calendar year or sooner if triggering events warrant. If future operating performance at our businesses does not meet expectations, we may be required to reflect non-cash charges to operating results for goodwill or indefinite-lived intangible asset impairments. The recognition of an impairment of a significant portion of goodwill or indefinite-lived intangible assets would negatively affect our results of operations and total capitalization, the effect of which could be material. A significant reduction in our stockholders’ equity due to an impairment of goodwill or indefinite-lived intangible assets may affect our ability to maintain the debt-to-capital ratio required under our existing debt arrangements. We have identified the valuation of goodwill and indefinite-lived intangible assets as a critical accounting policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Goodwill and Indefinite-lived Intangible Assets” included in Item 7 of this Annual Report on Form 10-K.
■Certain members of the founding family of our company and trusts for their benefit have the ability to influence all matters requiring stockholder approval
We have two classes of common equity: our Common Stock and our Class A Common Stock. The holders of Common Stock currently are entitled, as a class, to elect only one-third of our Board of Directors. The holders of Class A Common Stock are entitled, as a class, to elect the remaining directors. Certain members of the founding family of our company and trusts for their benefit (Smith Family) have entered into a voting trust agreement with respect to shares of our Class A Common Stock and shares of our Common Stock they own. As of December 31, 2024, through the voting trust, these members of the Smith Family own approximately 66.8 percent of the total voting power of our outstanding shares of Class A Common Stock and Common Stock, taken together as a single class, and approximately 96.9 percent of the voting power of the outstanding shares of our Class A Common Stock, as a separate class. Due to the differences in the voting rights between shares of our Common Stock (one-tenth of one vote per share) and shares of our Class A Common Stock (one vote per share), the Smith Family voting trust is in a position to control to a large extent the outcome of matters requiring a stockholder vote, including the adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. This ownership position may increase if other members of the Smith Family enter into the voting trust agreement, and the voting power relating to this ownership position may increase if shares of our Class A Common Stock held by stockholders who are not parties to the voting trust agreement are converted into shares of our Common Stock. The voting trust agreement provides that, in the event one of the parties to the voting trust agreement wants to withdraw from the trust or transfer any of its shares of our Class A Common Stock, such shares of our Class A Common Stock are automatically exchanged for shares of our Common Stock held by the trust to the extent available in the trust. In addition, the trust will have the right to purchase the shares of our Class A Common Stock and our Common Stock proposed to be withdrawn or transferred from the trust. As a result, the Smith Family members that are parties to the voting trust agreement have the ability to maintain their collective voting rights in our company even if certain members of the Smith Family decide to transfer their shares.
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 1C – CYBERSECURITY
Cybersecurity Governance
We recognize the importance of maintaining the safety and security of our systems and data and have a holistic process for overseeing and managing cybersecurity and related risks. This process is supported by both our management and our Board of Directors.
Our Chief Information Officer (CIO) oversees our information systems and cybersecurity function and reports to our Chief Operating Officer (COO). She has over 30 years of experience in leading information systems management, strategy, and operational execution, including incident management, prevention, and response. Our Senior Director of Global Information Security (ISD) reports to our CIO and is responsible for the protection and defense of our networks and systems and managing cybersecurity risk. He has over 20 years of experience in managing cybersecurity and related risks, including threat identification, incident response, and defense strategies. Our CIO and ISD are supported by a direct and cross-functional team of professionals with broad experience and expertise in threat assessment and detection, mitigation technologies, training, incident response, and regulatory compliance.
Our Board of Directors is responsible for overseeing our enterprise risk management activities in general, which includes our management of information and cybersecurity risk. The full Board receives an update on our cyber risk management process and trends related to cybersecurity at least annually, or real-time if a material event occurs. The Audit Committee of the Board assists the full Board in its oversight of cybersecurity risks. As part of its oversight, the Audit Committee receives regular reports from management on information systems and security, including metrics and controls at each meeting, and other items at least annually including risk assessments, security software, incident response plans, and key updates to the cybersecurity program and its effectiveness.
We have also established a committee of our executive leadership team to consider cybersecurity risks and to consider mitigation strategies in managing the risk. Our CIO and ISD participate on this committee, which meets regularly. We have an established incident response plan led by our CIO and ISD to assess, respond, and report in the event of a cybersecurity incident. Depending on the nature and severity of the incident, the plan requires escalating notifications up to our CEO, Audit Committee and our Board.
Cybersecurity Risk Management
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program consistent with other legal, compliance, strategic, operational, and financial risk areas. Our program is guided by cybersecurity frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF), although we also look to other standards to help us identify, assess, and manage cybersecurity risks relevant to our business.
The Company has a robust cybersecurity program to assess, identify and manage material risk from cybersecurity threats and to prevent, detect and respond to cybersecurity threats, including those associated with the use of third-party service providers. Our approach to cybersecurity risk management includes:
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
While we have experienced cybersecurity incidents in the past, to-date none have materially affected the Company or our financial position, results of operations and/or cash flows. We continue to invest in cybersecurity and the resiliency of our networks, including our controls and processes, all of which are designed in an effort to protect our IT systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity threats, please see Item 1A - Risk Factors.

ITEM  2 – PROPERTIES
Properties utilized by us at December 31, 2024 were as follows:
North America
In this segment, we have 23 manufacturing and assembly plants located in 13 states and two non-U.S. countries, of which 18 are owned directly by us or our subsidiaries and five are leased from outside parties. The terms of leases in effect at December 31, 2024, expire between 2025 and 2028.
Rest of World
In this segment, we have five manufacturing plants located in three non-U.S. countries, of which four are owned directly by us or our subsidiaries and one is leased from an outside party. The terms of the lease in effect at December 31, 2024, expire in 2035.
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
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY
Pursuant to General Instruction of G(3) of Form 10-K, the following is a list of our executive officers which is included as an unnumbered Item in Part I of this report in lieu of being included in our Proxy Statement for our 2025 Annual Meeting of Stockholders.

Name (Age)	Positions Held	Period Position Was Held
Samuel M. Carver (55)	Senior Vice President – Global Operations	2021 to Present

	Vice President – North America Manufacturing	2011 to 2021

	Various A. O. Smith Management Positions	2006 to 2011

Robert J. Heideman (58)	Senior Vice President – Chief Technology Officer	2013 to Present

	Senior Vice President – Engineering & Technology	2011 to 2012

	Various A. O. Smith Management Positions	2002 to 2011

D. Samuel Karge (50)	Senior Vice President	2018 to Present

	President – North America Water Treatment	2018 to Present

	Vice President, Sales and Marketing – Zurn Industries (water solutions manufacturer)	2016 to 2018

Parag Kulkarni (57)	Senior Vice President, International	2022 to Present

	President - A. O. Smith India Water Products Private Limited	2022 to Present

	Managing Director - A. O. Smith India Water Products Private Limited	2015 to 2022

Charles T. Lauber (62)	Executive Vice President and Chief Financial Officer	2019 to Present

	Senior Vice President, Strategy and Corporate Development	2013 to 2019

	Senior Vice President – Chief Financial Officer – A. O. Smith Water Products Company	2006 to 2012

	Various A. O. Smith Management Positions	1999 to 2006

Stephen D. O'Brien (56)	Senior Vice President	2024 to Present

	President and General Manager - North America Water Heating	2024 to Present

	Senior Vice President; President - Lochinvar, LLC	2022 to 2024

	Chief Operating Officer – Lochinvar, LLC	2021 to 2022

	Senior Vice President - Mitsubishi Electric Trane US (manufacturer of heating and air-conditioning systems)	2017 to 2021

Jack Qiu (52)	Senior Vice President	2020 to Present

	President - A. O. Smith China	2020 to Present

	Vice President - A. O. Smith China	2012 to 2020

	Various A. O. Smith Management Positions	2003 to 2012

S. Melissa Scheppele (62)	Senior Vice President - Chief Information Officer	2020 to Present

	Vice President and Chief Information Officer - Triumph Group (aerospace and defense business)	2016 to 2020

Name (Age)	Positions Held	Period Position Was Held
Darrell W. Schuh (56)	Senior Vice President	2024 to Present

	President - Lochinvar, LLC	2024 to Present

	Vice President and General Manager - APCOM and Water Systems	2017 to 2024

	Vice President - Product Engineering	2012 to 2017

Curtis E. Selby (57)	Senior Vice President - Human Resources and Public Affairs	2024 to Present

	Chief Operating Officer - Board & Brush Creative Studio (painting workshops)	2015 to 2024

	CHRO - Gardner Denver (manufacturer of compressors, blowers and vacuum pumps)	2014 to 2015

	Vice President of International Human Resources - Regal Beloit (manufacturer of electric motors)	2011 to 2014

	Vice President of Global Human Resources - A. O. Smith Electrical Products Company	2005 to 2011

	Director of Human Resources - A. O. Smith Electrical Products Company	2001 to 2005

Stephen M. Shafer (49)	President and Chief Operating Officer	2024 to Present

	President - Automotive and Aerospace Solutions Division of 3M Company (manufacturer of specialized materials and products used in the manufacturing, maintenance and repair of vehicles and aircraft)	2020 to 2024

	Senior Vice President and Chief Strategy Officer - 3M Company (manufacturer of building materials, adhesives, medical and home cleaning supplies)	2019 to 2020

James F. Stern (62)	Executive Vice President, General Counsel and Secretary	2007 to Present

	Partner – Foley & Lardner LLP (law firm)	1997 to 2007

Kevin J. Wheeler (65)	Chairman	2020 to Present

	Chief Executive Officer	2018 to Present

	President	2017 to 2024

	President and Chief Operating Officer	2017 to 2018

	Senior Vice President	2013 to 2017

	President and General Manager – North America, India and Europe Water Heating	2013 to 2017

	Various A. O. Smith Management Positions	1999 to 2013

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)Market Information. Our Common Stock is listed on the New York Stock Exchange under the symbol AOS. Our Class A Common Stock is not listed. EQ Shareowner Services, P.O. Box 64874, St. Paul, Minnesota, 55164-0874 serves as the registrar, stock transfer agent and dividend reinvestment agent for our Common Stock and Class A Common Stock.
(b)Holders. As of January 31, 2025, the approximate number of stockholders of record of Common Stock and Class A Common Stock were 471 and 131, respectively. The actual number of stockholders is greater than this number of holders of record, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of stockholders of record also does not include stockholders whose shares may be held in trust by other entities.
(c)Dividends. Dividends declared on the common stock are shown in Note 11, “Stockholders' Equity” of Notes to the Consolidated Financial Statements appearing elsewhere herein.
(d)Stock Repurchases. In 2024, the Board of Directors approved adding 2,000,000 shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In 2024, we repurchased 3,755,337 shares at an average price of $81.43 per share and at a total cost of $305.8 million. As of December 31, 2024, there were 1,746,125 shares remaining on the existing repurchase authorization. On January 26 2025, the Board of Directors approved adding 5,000,000 shares of common stock to the existing discretionary share repurchase authority. Including the additional shares, we have 6,476,677 shares available for repurchase as of the date of the Board of Directors' approval. We intend to spend approximately $400 million to repurchase Common Stock in 2025 through a combination of 10b5-1 plans and open-market purchases.
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
From December 31, 2019 to December 31, 2024
Assumes $100 Invested with Reinvestment of Dividends

250
200
150
100
50
0
2019
2020
2021
2022
2023
2024
SMITH (A O) CORP
S&P 500 INDEX
S&P INDUSTRIALS INDEX

	Base Period	Indexed Returns
Company/Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
A. O. Smith Corporation	100.0	117.4	186.9	126.8	186.1	156.5
S&P 500 Index	100.0	118.4	152.4	124.8	157.6	197.0
S&P 500 Select Industrial Index	100.0	111.0	134.5	127.1	150.2	176.4
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
We continue to seek acquisitions that enable geographic growth, expand our core business, and establish adjacencies. On November 1, 2024, we acquired Pureit from Unilever for approximately $125 million, subject to customary adjustments. Pureit, a leading water purification business in South Asia, offers a broad range of residential water purification solutions and has annual sales of approximately USD $60 million. The acquisition fits squarely in our core capabilities and doubles our market penetration in the South Asia region. In the first quarter of 2024, we acquired Impact Water Products, a privately-held water treatment company. The acquisition supports our geographic expansion and growth strategy by expanding the West Coast presence of our water treatment business.
Also, we continue to look for opportunities to add to our existing product portfolio in high growth regions demonstrated by our previous introductions of kitchen products and connected product technologies in China. We also recently introduced our internally designed and manufactured gas tankless water heaters in North America. In addition, we are expanding our commercial water heater capacity in North America in preparation for the new efficiency rule for commercial water heaters that the Department of Energy (DOE) has adopted that will take effect in 2026.
In 2024, we recognized restructuring and impairment expenses of $17.6 million. In China, severance expenses of $11.3 million related to the right sizing of that business for current market conditions. The remaining $6.3 million related to the restructuring of our water treatment business in North America as a part of a profitability improvement strategy that prioritizes improving our cost structure and emphasizes our more profitable channels.
In our North America segment, we saw soft residential and commercial water heater order demand in the second half of 2024 after a strong first half of the year. We believe that a pre-buy ahead of our March 1st price increase pulled forward some demand into the first half of the year. We also believe our second half order demand was negatively impacted by our improved lead times. Those factors along with caution around softening of end market demand may have driven some customers to reduce their inventory levels. 2024 residential industry unit volumes were flat compared to the prior year and we project 2025 industry residential unit volumes will be flat as well. Proactive replacement has been above historical levels for the last several years and we project that will continue in 2025. We believe that new home construction remains in a deficit and will be flat compared to 2024. We anticipate that commercial water heater industry volumes will be approximately flat in 2025 after minimal growth in 2024 driven by growth in commercial electric water heaters greater than 55 gallons which was offset by lower shipments of commercial gas water heaters. We expect our boilers sales to grow between three and five percent in 2025 compared to 2024 as we continue to benefit from the transition to higher efficiency boilers. We anticipate sales of our North America water treatment products will be between $235 million and $245 million, a year-over-year decrease of approximately five percent as we de-emphasize certain channels and focus on our more profitable channels.
In our Rest of World segment, after sales growth of three percent in the first half of the year, our full-year 2024 third-party sales in China declined six percent due to a further weakening of consumer demand in the second half of the year. In 2025, we project our third-party sales in China to decrease between five to eight percent in local currency compared to 2024 as we expect consumer demand softness will persist in 2025.
Combining all of these factors, we expect our 2025 consolidated sales to be approximately flat to up two percent compared to 2024. Our guidance excludes the impacts from potential future acquisitions.

RESULTS OF OPERATIONS
In this section, we discuss the results of our operations for 2024 compared with 2023. We discuss our cash flows and current financial condition under “Liquidity and Capital Resources.” For a discussion related to 2023 compared with 2022, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the Year Ended December 31, 2023, which was filed with the United States Securities and Exchange Commission (SEC) on February 13, 2024, and is available on the SEC's website at www.sec.gov.

	Years Ended December 31,
(dollars in millions)	2024	2023	2022
Net sales	$3,818.1	$3,852.8	$3,753.9
Cost of products sold	2,362.0	2,368.0	2,424.3
Gross profit	1,456.1	1,484.8	1,329.6
Gross profit margin %	38.1%	38.5%	35.4%
Selling, general and administrative expenses	739.3	727.4	670.9
Restructuring and impairment expenses	17.6	18.8	—
Interest expense	6.7	12.0	9.4
Other (income) expense-net	(8.5)	(6.9)	425.6
Earnings before provision for income taxes	701.0	733.5	223.7
Provision for (benefit from) income taxes	167.4	176.9	(12.0)
Net Earnings	$533.6	$556.6	$235.7
Our sales in 2024 were $3,818.1 million, a decrease of $34.7 million compared to 2023 sales of $3,852.8 million. Our decrease in net sales was primarily driven by lower water heater volumes in North America, lower sales in China, and unfavorable currency translation of approximately $18 million due to the depreciation of foreign currencies compared to the U.S. dollar, which more than offset our higher boiler sales and pricing actions. Our 2024 and 2023 acquisitions of water treatment companies in North America added approximately $18 million of incremental net sales in 2024.
Our 2024 gross profit margin of 38.1 percent decreased compared to 38.5 percent in 2023. The lower gross profit margin in 2024 compared to 2023 was primarily due to higher production costs and operational inefficiencies associated with volume volatility, which outpaced our pricing actions.
Selling, general, and administrative (SG&A) expenses were $739.3 million in 2024, or $11.9 million higher than in 2023. The increase in SG&A expenses in 2024 compared to the prior year was primarily due to higher employee costs from increased wages and higher selling and advertising expenses to support our strategic initiatives.
We recognized $17.6 million of restructuring and impairment expenses during the year ended December 31, 2024. Of these expenses, $6.3 million was related to our water treatment business in the North America segment and was a result of a profitability improvement strategy that prioritizes improving our cost structure and emphasizes our more profitable channels. In the Rest of World segment, restructuring included severance costs in China of $11.3 million and was related to the right sizing of that business for current market conditions. Restructuring and impairment expenses in 2023 were $18.8 million, of which $15.7 million was recorded in the Rest of World segment and $3.1 million was recorded in Corporate Expense and related primarily to the sale of our business in Turkey.
Interest expense was $6.7 million in 2024, compared to $12.0 million in 2023. The decrease in interest expense in 2024 compared to last year was primarily due to lower average debt levels.
Other (income) expense, net was $8.5 million of income in 2024 compared to income of $6.9 million in 2023. The increase in other income was driven by lower foreign currency translation losses compared to last year, partially offset by lower interest income from lower average cash balances.
Our effective income tax rate in 2024 was lower compared to 2023. The change in the effective income tax rate in 2024 compared to the prior year was primarily due to the restructuring and impairment expense recorded in 2023 with no associated tax benefit. We estimate that our annual effective income tax rate for the full year of 2025 will be approximately 24 to 24.5 percent.

We are providing non-U.S. Generally Accepted Accounting Principles (GAAP) measures (adjusted earnings, adjusted earnings per share (EPS), total segment earnings, adjusted segment earnings, and adjusted corporate expense) that exclude the impact of restructuring and impairment expenses and pension settlement income. Reconciliations from GAAP measures to non-GAAP measures are provided in the Non-GAAP Measures section below. We believe that the measures of adjusted earnings, adjusted EPS, total segment earnings, adjusted segment earnings, and adjusted corporate expense provide useful information to investors about our performance and allow management and our investors to better understand our performance between periods without regard to items that we do not consider to be a component of our core operating performance or recurring in nature.
North America Segment

Years ended December 31 (dollars in millions)	2024	2023
Net Sales	$2,950.1	$2,922.9
Segment Earnings	707.5	726.7
Segment Margin	24.0%	24.9%
Sales in our North America segment were $2,950.1 million in 2024, or $27.2 million higher than sales of $2,922.9 million in 2023. Compared to the prior year, pricing actions, higher boiler sales, and approximately $18 million of incremental net sales from our 2024 and 2023 acquisitions of water treatment companies primarily drove our net sales increase and more than offset lower water heater volumes.
North America segment earnings were $707.5 million in 2024, or $19.2 million lower than segment earnings of $726.7 million in 2023. Segment margins were 24.0 percent and 24.9 percent in 2024 and 2023, respectively. Lower segment earnings and margins in 2024 were primarily due to lower water heater volumes, higher production costs and higher SG&A expenses associated with strategic investments that outpaced our pricing actions and higher boiler volumes. Segment earnings and margin in 2024 also included restructuring and impairment expenses of $6.3 million related to our water treatment business and a result of a profitability improvement strategy that prioritizes improving our cost structure and emphasizes our more profitable channels.
Adjusted segment earnings and adjusted segment margin in 2024 were $713.8 million and 24.2 percent, respectively, which excludes $6.3 million of pre-tax restructuring and impairment expenses. Adjusted segment earnings and adjusted segment margin in 2023 were $726.0 million and 24.8 percent, respectively, and exclude pension settlement income. We estimate our 2025 North America segment margin will be approximately 24.0 to 24.5 percent.
Rest of World Segment

Years ended December 31 (dollars in millions)	2024	2023
Net Sales	$918.6	$956.9
Segment Earnings	64.5	83.4
Segment Margin	7.0%	8.7%
Sales in our Rest of World segment were $918.6 million in 2024, or $38.3 million lower than sales of $956.9 million in 2023. Compared to the prior year, lower net sales in 2024 were primarily driven by decreased sales of our core water heating and water treatment products in China and included approximately $13 million of unfavorable currency translation. The decline in sales in 2024 was partially offset by higher volumes of kitchen products in China and included increased inter-segment sales of approximately $16 million related to our tankless water heaters manufactured in China and shipped to the U.S. market.
Rest of World segment earnings were $64.5 million in 2024 and lower compared to $83.4 million in 2023. Segment margins were 7.0 percent and 8.7 percent in 2024 and 2023, respectively. Lower volumes of our core water heating and water treatment products and an unfavorable product mix and sales promotions in China primarily drove lower segment earnings and segment margin in 2024, partially offset by lower SG&A costs. Segment earnings and margin in 2024 and 2023 included restructuring and impairment expenses of $11.3 million and $15.7 million, respectively. Restructuring and impairment expenses in 2024 were severance costs in China related to the right sizing of that business for current market conditions, and 2023 expenses were primarily associated with the sale of our business in Turkey.

Adjusted segment earnings and adjusted segment margin in 2024 were $75.8 million and 8.3 percent, respectively. Adjusted segment earnings and adjusted segment margin in 2023 were $99.1 million and 10.4 percent, respectively. Adjusted segment earnings and adjusted segment margin in 2024 and 2023 exclude $11.3 million and $15.7 million of restructuring and impairment expenses, respectively. We estimate our 2025 Rest of World segment margin will be approximately eight to nine percent.
LIQUIDITY AND CAPITAL RESOURCES
Our working capital was $495.7 million at December 31, 2024, compared with $555.0 million at December 31, 2023. The decrease in working capital was primarily related to lower cash and receivable balances, partially offset by higher inventory balances, lower accounts payable and lower payroll-related accruals. As of December 31, 2024, cash balances were negatively impacted by $6.6 million due to changes in foreign currency during the year. Cash and cash equivalents used to fund our operations are primarily generated through operating activities and our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We use a global cash pooling arrangement, intercompany borrowing, and some local credit lines to meet funding needs and allocate capital resources among various entities. We have historically made and anticipate future cash repatriations from certain foreign subsidiaries. In 2024, we repatriated approximately $90 million of cash from our foreign subsidiaries and used the proceeds to pay down outstanding debt balances and fund acquisitions.

Years ended December 31 (dollars in millions)	2024	2023
Cash provided by operating activities	$581.8	$670.3
Cash used in investing activities	(267.1)	(24.1)
Cash used in financing activities	(408.4)	(684.7)
Cash provided by operations in 2024 was $581.8 million and lower than $670.3 million in 2023, primarily as a result of higher incentive payments associated with record sales and profits earned in 2023, higher inventory balances and lower earnings, which more than offset lower trade receivable balances. Our free cash flow in 2024 and 2023 was $473.8 million and $597.7 million, respectively. We expect cash provided by operating activities to be between $600 million and $650 million in 2025. We expect free cash flow to be between $500 million and $550 million in 2025. Free cash flow is a non-GAAP measure described in more detail in the Non-GAAP Measures section below.
Capital expenditures totaled $108.0 million in 2024 compared with $72.6 million in 2023. Higher capital expenditures compared to the prior year were primarily due to our capacity expansion projects in Juarez, Mexico and McBee, South Carolina and our new engineering facility in Lebanon, Tennessee. We project that 2025 capital expenditures will be between $90 million and $100 million and full-year depreciation and amortization expense will be approximately $80 million.
In 2024, we renewed and amended our $500 million revolving credit facility ("renewed facility") which now expires on August 23, 2029. The renewed facility is with a group of nine banks and has an accordion provision that allows it to be increased up to $1 billion if certain conditions (including lender approval) are satisfied. Borrowing rates under the renewed facility are determined by our leverage ratio. The renewed facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of December 31, 2024, and expect to be in compliance for the foreseeable future. The renewed facility backs up commercial paper and credit line borrowings. At December 31, 2024, we had $30.0 million of borrowings outstanding under the renewed facility and an available borrowing capacity of $470.0 million. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.
Our total debt increased by $65.9 million in 2024 primarily due to borrowings associated with our share repurchase program and Pureit acquisition. Our leverage, as measured by the ratio of total debt to total capitalization, was 9.3 percent at December 31, 2024, compared with 6.5 percent at December 31, 2023.
In 2024, our Board of Directors approved adding 2,000,000 shares of common stock to our existing discretionary share repurchase authority. Under our share repurchase program, we may purchase our common stock through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors, which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. During 2024, we repurchased 3,755,337 shares of our stock at a total cost of $305.8 million. As of December 31, 2024, we had 1,746,125 shares remaining on the share repurchase authority. On January 26, 2025, the Board of Directors approved adding 5,000,000 shares of common stock to the existing discretionary share repurchase authority. Including the additional shares, we had 6,476,677 shares available for repurchase as of the date of the Board of Directors' approval. We intend to repurchase approximately $400 million of our common stock in 2025 through a combination of 10b5-1 plans and open-market purchases.
We paid dividends of $1.30 per share in 2024 compared with $1.22 per share in 2023. We increased our dividend by six percent in the fourth quarter of 2024, and the five-year compound annual growth rate of our dividend payment is approximately eight percent. We have paid dividends for 85 consecutive years with annual amounts increasing each of the last 33 years.
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
Goodwill and Indefinite-lived Intangible Assets
In conformity with GAAP, goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. We perform impairment reviews for our reporting units using a fair-value method based on management’s judgments and assumptions. The fair value represents the estimated amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. We are subject to financial statement risk to the extent that goodwill and indefinite-lived intangible assets become impaired. Any impairment review is, by its nature, highly judgmental as estimates of future sales, earnings and cash flows are utilized to determine fair values. However, we believe that we conduct a thorough and competent annual quantitative analysis of goodwill and indefinite-lived intangible assets. Based on the annual goodwill impairment test, we determined there was no impairment of our goodwill as of December 31, 2024. The fair value of each of our reporting units significantly exceeded its carrying value and a 20 percent decrease in the estimated fair value of our reporting units would not have resulted in a different conclusion. Based on the annual indefinite-lived assets impairment test, we determined there was no impairment of our indefinite-lived assets as of December 31, 2024.
Product Warranty
Our products carry warranties that generally range from one to 12 years and are based on terms that are generally accepted in the market. We provide for the estimated cost of product warranty at the time of sale. The product warranty provision is estimated based on warranty loss experience using actual historical failure rates and estimated costs of product replacement. The variables used in the calculation of the provision are reviewed at least annually. At times, warranty issues may arise which are beyond the scope of our historical experience. We provide for any such warranty issues as they become known and estimable. While our warranty costs have historically been within calculated estimates, it is possible that future warranty costs could differ significantly from those estimates. The allocation of the warranty liability between current and long-term is based on the expected warranty liability to be paid in the next year as determined by historical product failure rates. At December 31, 2024 and 2023, our reserve for product warranties was $190.4 million and $188.1 million, respectively.

Non-GAAP Measures
We are providing non-U.S. Generally Accepted Accounting Principles (GAAP) measures (adjusted earnings, adjusted EPS, total segment earnings, adjusted segment earnings, and adjusted corporate expense) that exclude the impact of restructuring and impairment expenses and pension settlement income. Reconciliations from GAAP measures to non-GAAP measures are provided below.
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
Adjusted Earnings and Adjusted Earnings Per Share
(dollars in millions, except per share data)
(unaudited)
The following is a reconciliation of net earnings and diluted earnings per share to adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP):

	Twelve Months Ended December 31,
	2024	2023
Net Earnings (GAAP)	$533.6	$556.6
Restructuring and impairment expenses, before tax	17.6	18.8
Pension settlement income, before tax	—	(0.9)
Tax effect on above items	(3.2)	0.3
Adjusted Earnings (non-GAAP)	$548.0	$574.8

Diluted Earnings Per Share (GAAP)(1)	$3.63	$3.69
Restructuring and impairment expenses, per diluted share, before tax	0.12	0.12
Pension settlement income per diluted share, before tax	—	—
Tax effect on above items per diluted share	(0.02)	—
Adjusted Earnings Per Share (non-GAAP)(1)	$3.73	$3.81
(1) Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding.

A. O. SMITH CORPORATION
Adjusted Segment Earnings
(dollars in millions)
(unaudited)
The following is a reconciliation of reported earnings before provision for income taxes to total segment earnings (non-GAAP) and adjusted segment earnings (non-GAAP):

	Twelve Months Ended December 31,
	2024	2023
Earnings Before Provision for Income Taxes (GAAP)	$701.0	$733.5
Add: Corporate expense(1)	63.9	64.1
Add: Interest expense	6.7	12.0
Total Segment Earnings (non-GAAP)	$771.6	$809.6

North America(2)	$707.5	$726.7
Rest of World(3)	64.5	83.4
Inter-segment earnings elimination	(0.4)	(0.5)
Total Segment Earnings (non-GAAP)	$771.6	$809.6

Additional Information
(1)Corporate expense	$(63.9)	$(64.1)
Pension settlement income, before tax	—	(0.2)
Impairment expense, before tax	—	3.1
Adjusted Corporate expense (non-GAAP)	$(63.9)	$(61.2)

(2)North America	$707.5	$726.7
Restructuring and impairment expenses, before tax	6.3	—
Pension settlement income, before tax	—	(0.7)
Adjusted North America (non-GAAP)	$713.8	$726.0

(3)Rest of World	$64.5	$83.4
Restructuring and impairment expenses, before tax	11.3	15.7
Adjusted Rest of World (non-GAAP)	$75.8	$99.1

A. O. SMITH CORPORATION
Free Cash Flow
(dollars in millions)
(unaudited)

The following is a reconciliation of reported cash flow from operating activities to free cash flow (non-GAAP):

	Twelve Months Ended December 31,
	2024	2023
Cash provided by operating activities (GAAP)	$581.8	$670.3
Less: Capital expenditures	(108.0)	(72.6)
Free cash flow (non-GAAP)	$473.8	$597.7
A. O. SMITH CORPORATION
2025 EPS Guidance and 2024 Adjusted EPS
(unaudited)

The following is a reconciliation of diluted EPS to adjusted EPS (non-GAAP) (all items are net of tax):

	2025 Guidance	2024
Diluted EPS (GAAP)	$3.60 - 3.90	$3.63
Restructuring and impairment expenses	—	0.10	(1)
Adjusted EPS (non-GAAP)	$3.60 - 3.90	$3.73
(1) Includes pre-tax restructuring and impairment expenses of $11.3 million and $6.3 million, within the Rest of World segment and North America segment, respectively.
Outlook
As we begin 2025, we expect our consolidated sales to be approximately flat to up two percent compared to 2024. Our projection is driven by expected flat industry residential and commercial volumes. In our Rest of the World segment, after a challenging 2024, we expect consumer demand softness will persist in 2025 in China and a decline in third-party sales. We expect full-year earnings of between $3.60 and $3.90 per share. Our guidance excludes the impacts of potential future acquisitions.
OTHER MATTERS
Environmental
Our operations are governed by a number of federal, foreign, state, local and environmental laws concerning the generation and management of hazardous materials, the discharge of pollutants into the environment and remediation of sites owned by the Company or third parties. We have expended financial and managerial resources complying with such laws. Expenditures related to environmental matters were not material in 2024 and we do not expect them to be material in any single year. We have reserves associated with environmental obligations at various facilities and we believe these reserves together with available insurance coverage are sufficient to cover reasonably anticipated remediation costs. Although we believe that our operations are substantially in compliance with such laws and maintain procedures designed to maintain compliance, there are no assurances that substantial additional costs for compliance will not be incurred in the future. However, since the same laws govern our competitors, we should not be placed at a competitive disadvantage.
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
We enter into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. At December 31, 2024, we had net foreign currency contracts outstanding with notional values of $70.1 million. Assuming a hypothetical ten percent movement in the respective currencies, the potential foreign exchange gain or loss associated with the change in exchange rates would amount to $7.0 million. However, gains and losses from our forward contracts will be offset by gains and losses in the underlying transactions being hedged.
Forward-Looking Statements
This filing contains statements that the Company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “continue,” “guidance,” “outlook” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: further softening in U.S. residential and commercial water heater demand; negative impacts to the Company, particularly the demand for its products, resulting from global inflationary pressures or a potential recession in one or more of the markets in which the Company participates; the Company’s ability to continue to obtain commodities, components, parts and accessories on a timely basis through its supply chain and at expected costs; negative impacts to demand for the Company’s products, particularly commercial products, as a result of changes in commercial property usage that followed the COVID-19 pandemic; further weakening in North American residential or commercial construction or instability in the Company's replacement markets; inability of the Company to implement or maintain pricing actions; inconsistent recovery of the Chinese economy or a further decline in the growth rate of consumer spending or housing sales in China; the availability, timing or effects of China stimulus programs; negative impact to the Company’s businesses from international tariffs, trade disputes and geopolitical differences, including the conflicts in Ukraine and the Middle East; potential weakening in the high-efficiency gas boiler segment in the U.S.; substantial defaults in payment by, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; foreign currency fluctuations; the Company’s inability to successfully integrate or achieve its strategic objectives resulting from acquisitions; failure to realize the expected benefits of acquisitions or expected synergies; failure to realize the expected benefits, timing and extent, of regulatory changes; competitive pressures on the Company’s businesses; including new technologies and new competitors; the impact of potential information technology or data security breaches; negative impact of changes in government regulations or regulatory requirements; the inability to respond to secular trends toward decarbonization and energy efficiency and adverse developments in general economic, political and business conditions in key regions of the world. A more detailed description of these risks is contained under the heading "Risk Factors" in Item 1A above. Forward-looking statements included in this filing are made only as of the date of this filing, and the Company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the Company, or persons acting on its behalf, are qualified entirely by these cautionary statements.
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
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Market Risk” above.
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of A. O. Smith Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of A. O. Smith Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2025 expressed an unqualified opinion thereon.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Product Warranty Liability Valuation

Description of the Matter	At December 31, 2024, the Company’s product warranty liability was $190.4 million. As discussed in Note 1 of the consolidated financial statements, the Company records a liability for the expected cost of warranty-related claims at the time of sale. The product warranty liability is estimated based upon warranty loss experience using actual historical failure rates and estimated cost of product replacement. Products generally carry warranties from one to twelve years. The Company performs separate warranty calculations based on the product type and the warranty term and aggregates them.

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
Milwaukee, Wisconsin
February 11, 2025

CONSOLIDATED BALANCE SHEETS

December 31 (dollars in millions)
	2024	2023
Assets
Current Assets
Cash and cash equivalents	$239.6	$339.9
Marketable securities	36.5	23.5
Receivables	541.4	596.0
Inventories	532.1	497.4
Other current assets	43.3	43.5
Total Current Assets	1,392.9	1,500.3
Net property, plant and equipment	628.7	597.5
Goodwill	761.7	633.4
Other intangibles	321.1	336.7
Operating lease assets	32.8	37.3
Other assets	102.8	108.7
Total Assets	$3,240.0	$3,213.9
Liabilities
Current Liabilities
Trade payables	$588.7	$600.4
Accrued payroll and benefits	78.5	92.2
Accrued liabilities	153.0	177.4
Product warranties	67.0	65.3
Long-term debt due within one year	10.0	10.0
Total Current Liabilities	897.2	945.3
Long-term debt	183.2	117.3
Product warranties	123.4	122.8
Pension liabilities	11.0	10.5
Long-term operating lease liabilities	23.5	27.9
Other liabilities	118.2	145.7
Total Liabilities	1,356.5	1,369.5
Commitments and contingencies	—	—
Stockholders’ Equity
Preferred Stock	—	—
Class A Common Stock (shares issued 26,014,825 and 26,023,132 as of December 31, 2024 and 2023, respectively)	130.1	130.1
Common Stock (shares issued 164,692,769 and 164,684,460 as of December 31, 2024 and 2023, respectively)	164.7	164.7
Capital in excess of par value	601.3	578.2
Retained earnings	3,601.3	3,258.1
Accumulated other comprehensive loss	(111.9)	(84.2)
Treasury stock at cost	(2,502.0)	(2,202.5)
Total Stockholders’ Equity	1,883.5	1,844.4
Total Liabilities and Stockholders’ Equity	$3,240.0	$3,213.9
See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF EARNINGS

Years ended December 31 (dollars in millions, except per share amounts)
	2024	2023	2022
Net sales	$3,818.1	$3,852.8	$3,753.9
Cost of products sold	2,362.0	2,368.0	2,424.3
Gross profit	1,456.1	1,484.8	1,329.6
Selling, general and administrative expenses	739.3	727.4	670.9
Restructuring and impairment expenses	17.6	18.8	—
Interest expense	6.7	12.0	9.4
Other (income) expense, net	(8.5)	(6.9)	425.6
Earnings before provision for income taxes	701.0	733.5	223.7
Provision for (benefit from) income taxes	167.4	176.9	(12.0)
Net Earnings	$533.6	$556.6	$235.7
Net Earnings Per Share of Common Stock (1)	$3.65	$3.71	$1.52
Diluted Net Earnings Per Share of Common Stock (1)	$3.63	$3.69	$1.51
(1)Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding.
CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

Years ended December 31 (dollars in millions)
	2024	2023	2022
Net Earnings	$533.6	$556.6	$235.7
Other comprehensive earnings (loss)
Foreign currency translation adjustments	(24.0)	3.8	(39.4)
Unrealized net (loss) gain on cash flow derivative instruments, less related income tax benefit (provision) of $0.7 in 2024, $1.4 in 2023 and $(1.4) in 2022	(2.2)	(4.2)	4.3
Change in pension liability less related income tax benefit (provision) of $0.5 in 2024, $0.5 in 2023 and $(179.0) in 2022	(1.5)	(1.4)	284.1
Comprehensive Earnings	$505.9	$554.8	$484.7
See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended December 31 (dollars in millions)
	2024	2023	2022
Operating Activities
Net earnings	$533.6	$556.6	$235.7
Adjustments to reconcile earnings to cash provided by (used in) operating activities:
Depreciation and amortization	78.8	78.3	76.9
Stock based compensation expense	14.9	11.5	11.1
Deferred income taxes	(4.6)	(3.8)	—
Non-cash impairments	4.7	15.6	—
Pension settlement (income) expense	—	(0.9)	417.3
Pension settlement non-cash taxes	—	0.2	(167.7)
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	(22.6)	20.0	(194.1)
Noncurrent assets and liabilities	(23.0)	(7.2)	12.2
Cash Provided by Operating Activities	581.8	670.3	391.4
Investing Activities
Capital expenditures	(108.0)	(72.6)	(70.3)
Acquisitions	(145.9)	(16.8)	(8.0)
Investments in marketable securities	(73.7)	(63.1)	(91.6)
Net proceeds from sales of marketable securities	60.5	128.4	178.0
Cash (Used in) Provided by Investing Activities	(267.1)	(24.1)	8.1
Financing Activities
Long-term debt incurred (repaid)	69.7	(218.1)	150.6
Common stock repurchases	(305.8)	(306.5)	(403.5)
Net proceeds (payments) from stock option activity	18.1	23.4	(0.7)
Dividends paid	(190.4)	(183.5)	(177.2)
Cash Used in Financing Activities	(408.4)	(684.7)	(430.8)
Effect of exchange rate changes on cash and cash equivalents	(6.6)	(12.8)	(20.8)
Net decrease in cash and cash equivalents	(100.3)	(51.3)	(52.1)
Cash and cash equivalents-beginning of year	339.9	391.2	443.3
Cash and Cash Equivalents-End of Year	$239.6	$339.9	$391.2
See accompanying notes, which are an integral part of these statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended December 31 (dollars in millions)
	2024	2023	2022
Class A Common Stock
Balance at the beginning of the year	$130.1	$130.2	$130.5
Conversion of Class A Common Stock	—	(0.1)	(0.3)
Balance at the end of the year	$130.1	$130.1	$130.2
Common Stock
Balance at the beginning of the year	$164.7	$164.7	$164.7
Conversion of Class A Common Stock	—	—	—
Balance at the end of the year	$164.7	$164.7	$164.7
Capital in Excess of Par Value
Balance at the beginning of the year	$578.2	$555.9	$545.2
Conversion of Class A Common Stock	—	0.1	0.3
Issuance of share units	(15.0)	(10.3)	(6.0)
Vesting of share units	(2.5)	(3.7)	(3.0)
Stock based compensation expense	13.1	10.4	11.1
Exercises of stock options	11.4	14.5	1.3
Issuance of share based compensation	16.1	11.3	7.0
Balance at the end of the year	$601.3	$578.2	$555.9
Retained Earnings
Balance at the beginning of the year	$3,258.1	$2,885.0	$2,826.6
Net earnings	533.6	556.6	235.7
Dividends on stock	(190.4)	(183.5)	(177.3)
Balance at the end of the year	$3,601.3	$3,258.1	$2,885.0
Accumulated Other Comprehensive Loss
Balance at the beginning of the year	$(84.2)	$(82.4)	$(331.4)
Foreign currency translation adjustments	(24.0)	3.8	(39.4)
Unrealized net (loss) gain on cash flow derivative instruments, less related income tax benefit (provision) of $0.7 in 2024, $1.4 in 2023 and $(1.4) in 2022	(2.2)	(4.2)	4.3
Change in pension liability less related income tax benefit (provision) of $0.5 in 2024, $0.5 in 2023 and $(179.0) in 2022	(1.5)	(1.4)	284.1
Balance at the end of the year	$(111.9)	$(84.2)	$(82.4)
Treasury Stock
Balance at the beginning of the year	$(2,202.5)	$(1,905.7)	$(1,503.4)
Exercise of stock options, net of 36,300, 61,605 and 47,309 shares surrendered as proceeds and to pay taxes in 2024, 2023 and 2022, respectively	6.6	8.8	(2.1)
Stock incentives and directors’ compensation	0.2	0.3	0.3
Shares repurchased	(305.8)	(306.5)	(403.5)
Excise tax on repurchases of common stock	(3.0)	(3.1)	—
Vesting of share units	2.5	3.7	3.0
Balance at the end of the year	$(2,502.0)	$(2,202.5)	$(1,905.7)
Total Stockholders’ Equity	$1,883.5	$1,844.4	$1,747.7
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
Fair value of financial instruments. The carrying amounts of cash, cash equivalents, marketable securities, receivables, floating rate debt and trade payables approximated fair value as of December 31, 2024 and 2023, due to the short maturities or frequent rate resets of these instruments. The fair value of term notes with financial institutions included in Long-term debt within the consolidated balance sheets was approximately $143.6 million as of December 31, 2024 compared with the carrying amount of $163.2 million for the same date. The fair value of term notes with financial institutions was approximately $116.5 million as of December 31, 2023 compared with the carrying amount of $127.3 million.
Foreign currency translation. For all subsidiaries outside the U.S., with the exception of its Barbados, Hong Kong and Mexican companies and its non-operating companies in the Netherlands, the Company uses the local currency as the functional currency. For those operations using a functional currency other than the U.S. dollar, assets and liabilities were translated into U.S. dollars at year-end exchange rates, and revenues and expenses were translated at weighted-average exchange rates. The resulting translation adjustments were recorded as a separate component of stockholders’ equity. The Barbados, Hong Kong, Mexican and non-operating Netherlands companies use the U.S. dollar as the functional currency. Gains and losses from foreign currency transactions were included in net earnings and were not significant in 2024, 2023, or 2022.
Cash and cash equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Marketable securities. The Company considers all highly liquid investments with maturities greater than 90 days when purchased to be marketable securities. At December 31, 2024, the Company’s marketable securities consisted of bank time deposits with original maturities ranging from 180 days to 12 months and were primarily located at investment grade rated banks in China and Hong Kong.
Inventory valuation. Inventories are carried at lower of cost or net realizable value. Cost is determined on the last-in, first-out (LIFO) method for a certain portion of the Company’s domestic inventories, which comprised 43 percent and 39 percent of the Company’s total inventory at December 31, 2024 and 2023, respectively. The inventories of foreign subsidiaries and the remaining domestic inventories and supplies were determined using the first-in, first-out (FIFO) method.
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
The following table presents the Company’s product warranty liability activity in 2024 and 2023:

Years ended December 31 (dollars in millions)	2024	2023
Balance at beginning of year	$188.1	$182.5
Expense	81.1	79.9
Claims settled	(78.8)	(74.3)
Balance at end of year	$190.4	$188.1
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
Assets (liabilities) measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	Balance Sheet Location	December 31, 2024	December 31, 2023
Quoted prices in active markets for identical assets (Level 1)	Marketable Securities	$36.5	$23.5
Significant other observable inputs (Level 2)	(Accrued liabilities) / Other current assets	(1.9)	(4.1)
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
Advertising. The majority of advertising costs are charged to operations as incurred and totaled $100.3 million, $93.9 million and $100.4 million during 2024, 2023 and 2022, respectively. Included in total advertising costs are expenses associated with store displays for water heater, water treatment products, and kitchen products in China that are amortized over 12 to 48 months which totaled $21.1 million, $15.2 million and $17.2 million during 2024, 2023 and 2022, respectively.

1. Organization and Significant Accounting Policies (continued)
Research and development. Research and development costs are charged to operations as incurred and amounted to $101.7 million, $97.5 million and $89.0 million during 2024, 2023 and 2022, respectively.
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
Stock-based compensation. Compensation cost is recognized using the straight-line method over the vesting period of the award and forfeitures are recognized as they occur. In accordance with amended ASC 718 Compensation-Stock Compensation, the Company recognized $4.1 million, $3.2 million, and $1.1 million of discrete income tax benefits on settled stock based compensation awards during 2024, 2023, and 2022 respectively.
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

	2024	2023	2022
Denominator for basic earnings per share - weighted-average shares outstanding	145,997,584	149,952,679	154,786,327
Effect of dilutive stock options, restricted stock and share units	1,086,496	1,062,895	993,037
Denominator for diluted earnings per share	147,084,080	151,015,574	155,779,364
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03 “Income Statement - Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses.” The ASU requires additional disclosures by disaggregating the costs and expense line items that are presented on the face of the income statement. The ASU is effective for the Company beginning with its 2027 annual disclosures and subsequent interim periods. Early adoption is permitted. This ASU requires a public company to apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its disclosures.
In December 2023, the FASB amended ASC 740 (issued under ASU 2023-09, “Improvements to Income Tax Disclosures”). This ASU requires added disclosures related to the tax rate reconciliation and income taxes paid and includes other amendments intended to improve effectiveness and comparability. The amendment is effective for the Company beginning with its 2025 annual disclosures with early adoption permitted and should be applied on a prospective basis. The Company is currently evaluating the impact the adoption of ASU 2023-09 will have on its annual disclosures.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.” The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for the Company beginning with its 2024 annual disclosures and interim periods beginning in 2025,

1. Organization and Significant Accounting Policies (continued)
with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The adoption of ASU 2023-07 did not affect the Company’s financial position or its results of operations. Refer to Note 17, Operations by Segment, for additional disclosures.
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
Additionally, certain customers in China pay the Company prior to the shipment of products resulting in a customer deposits liability of $54.4 million and $59.7 million at December 31, 2024 and December 31, 2023, respectively. Customer deposit liabilities are short term in nature, recognized into revenue within one year of receipt. The Company assesses the collectability of customer receivables based on the creditworthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for credit losses, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors including forward-looking information when establishing adequate allowances for credit losses, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. The Company’s allowance for credit losses was $12.9 million and $10.1 million at December 31, 2024 and December 31, 2023, respectively.
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
The North America segment's major product lines are defined as the following:
Water heaters The Company’s water heaters are open water heating systems that heat potable water. Typical applications for water heaters include residences, restaurants, hotels, office buildings, laundries, car washes and small businesses. The Company sells residential and commercial water heater products and related parts through its wholesale distribution channel, which includes approximately 900 independent wholesale plumbing distributors. The Company also sells residential water heaters and related parts through retail and maintenance, repair and operations (MRO) channels. A significant portion of the Company’s water heater sales in the North America segment is derived from the replacement of existing products.

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

Years ended December 31 (dollars in millions)	2024	2023	2022
North America
Water heaters and related parts	$2,441.7	$2,456.9	$2,325.1
Boilers and related parts	260.0	240.1	272.0
Water treatment products	248.4	225.9	222.0
Total North America	2,950.1	2,922.9	2,819.1
Rest of World
China	$791.9	$835.1	$839.1
All other Rest of World	126.7	121.8	126.7
Total Rest of World	918.6	956.9	965.8
Inter-segment sales	(50.6)	(27.0)	(31.0)
Total Net Sales	$3,818.1	$3,852.8	$3,753.9
3. Acquisitions
2024 Acquisitions
During the fourth quarter of 2024, the Company acquired Pureit, a residential water purification business in South Asia, from Unilever for an aggregate purchase price of $124.6 million. The purchase price consists of an initial cash payment of $117.9 million upon the closing of the transaction and a separate payment of $6.7 million made under a transitional supply agreement with Unilever. Due to the close proximity of the acquisition date and the Company's filing of its annual report on Form 10-K for the year ended December 31, 2024, the initial accounting for the business combination is incomplete and is pending identification and measurement of the assets acquired and liabilities assumed. Therefore, the Company is unable to disclose the information required by ASC 805, Business Combinations. Such information will be included in the Company's subsequent Form 10-Q. At December 31, 2024, the purchase price allocated to Goodwill was $117.9 million and the payment of $6.7 million was included in Other current assets within the Company’s consolidated financial statements. The acquired company is included in the Rest of World segment.
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

3. Acquisitions (continued)
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
As required under ASC 805, results of operations have been included in the Company’s consolidated financial statements from the date of acquisition.
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
Supplemental balance sheet information related to leases is as follows:

(dollars in millions)	December 31, 2024	December 31, 2023
Liabilities
Short term: Accrued liabilities	$11.3	$11.6
Long term: Operating lease liabilities	23.5	27.9
Total operating lease liabilities	$34.8	$39.5
Less: Rent incentives and deferrals	(2.0)	(2.2)
Assets
Operating lease assets	$32.8	$37.3

Lease Term and Discount Rate	December 31, 2024
Weighted-average remaining lease term	7.0 years
Weighted-average discount rate	4.63%

4. Leases (continued)
The components of lease expense were as follows:

(dollars in millions)
Lease Expense(1)	Classification	Year ended December 31, 2024	Year ended December 31, 2023
Operating lease expense	Cost of products sold	$7.0	$5.3
	Selling, general and administrative expenses	15.9	16.2
(1)Includes short-term lease expense of $1.7 million and variable lease expenses of $6.0 million for the year ended December 31, 2024 and short-term lease expense of $1.8 million and variable lease expenses of $4.6 million for the year ended December 31, 2023, respectively.
Maturities of lease liabilities were as follows:

(dollars in millions)	December 31, 2024
2025	$12.4
2026	7.6
2027	4.8
2028	3.1
2029	2.1
After 2029	10.7
Total lease payments	40.7
Less: Imputed interest	(5.9)
Present value of operating lease liabilities	$34.8
5. Restructuring and Impairment Expenses
2024 Restructuring and Impairment Expenses
The Company recognized $17.6 million of restructuring and impairment expenses during the year ended December 31, 2024. These expenses were comprised of $12.1 million in severance costs, $0.8 million of other restructuring expenses, and asset impairments of $4.7 million, as well as a corresponding $3.2 million tax benefit.
Of the $17.6 million expense recognized during the year ended December 31, 2024, $6.3 million was related to the Company’s water treatment business in the North America segment and was a result of a profitability improvement strategy that prioritizes improving its cost structure. In the Rest of World segment, severance costs in China of $11.3 million was related to the right sizing of that business for current market conditions.
2023 Restructuring and Impairment Expenses
In 2023, the Company determined that its business in Turkey (disposal group) included in the Rest of World segment met the criteria to be classified as held for sale. The Company determined the fair value of the disposal group, less cost to sell, was lower than its carrying amount. As a result the Company recorded an impairment expense of $15.6 million, of which $12.5 million was recorded in the Rest of World segment, and $3.1 million was recorded in Corporate Expense. The impairment was recorded as a net reduction of $4.5 million to the assets and liabilities and $11.1 million for the anticipated liquidation of the cumulative foreign currency translation adjustment associated with the disposal group. The remaining carrying value of the disposal group was $0.6 million and classified as held for sale. During 2023, the Company sold the disposal group for an amount that approximated the carrying value of the net assets. Upon closing of the sale in the second quarter of 2023, the Company released $11.0 million of foreign currency translation losses from accumulated other comprehensive loss.
In 2023, the Company recorded $3.2 million of restructuring expense related to the exit of a business within the Far East region.

5. Restructuring and Impairment Expenses (continued)
The following table presents an analysis of the Company’s restructuring reserve for the years ended December 31, 2024, 2023, and 2022:

(dollars in millions)	Severance Costs	Other Restructuring Expenses	Non-cash Impairments	Total
Balance at December 31, 2022	—	—	—	—
Charges	0.3	2.9	15.6	18.8
Non-cash and other adjustments	—	—	(15.6)	(15.6)
Balance at December 31, 2023	0.3	2.9	—	3.2
Charges	12.1	0.8	4.7	17.6
Cash payments	(3.5)	(2.2)	—	(5.7)
Non-cash and other adjustments	—	—	(4.7)	(4.7)
Balance at December 31, 2024	8.9	1.5	—	10.4
6. Statement of Cash Flows
Supplemental cash flow information is as follows:

Years ended December 31 (dollars in millions)	2024	2023	2022
Net change in current assets and liabilities, net of acquisitions:
Receivables	$49.0	$(16.4)	$42.5
Inventories	(40.5)	18.1	(82.8)
Other current assets	7.1	7.2	(9.1)
Trade payables	(5.9)	(21.4)	(89.4)
Accrued liabilities, including payroll and benefits	(32.9)	28.4	(46.5)
Income taxes	0.6	4.1	(8.8)
	$(22.6)	$20.0	$(194.1)
In addition, cash interest paid during the years ended December 31, 2024, 2023 and 2022 was $6.7 million, $12.3 million, and $9.3 million, respectively. Total cash and cash equivalents and marketable securities at December 31, 2024 and 2023 was $276.1 million and $363.4 million, respectively, of which $205.7 million and $291.8 million were held by the Company’s foreign subsidiaries, at December 31, 2024 and 2023, respectively.
7. Inventories
The following table presents the components of the Company’s inventory balances:

December 31 (dollars in millions)	2024	2023
Finished products	$196.1	$177.7
Work in process	42.4	44.2
Raw materials	343.0	322.6
Inventories, at FIFO cost	581.5	544.5
LIFO reserve	(49.4)	(47.1)
Inventories, at LIFO cost	$532.1	$497.4

8. Property, Plant and Equipment

December 31 (dollars in millions)	2024	2023
Land	$30.0	$31.0
Buildings	408.5	378.6
Equipment	911.8	865.9
Software	145.6	143.1
	1,495.9	1,418.6
Accumulated depreciation and amortization	(867.2)	(821.1)
Net property, plant, and equipment	$628.7	$597.5
9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill during the years ended December 31, 2024 and 2023 consisted of the following:

(dollars in millions)	North America	Rest of World	Total
Balance at December 31, 2022	$561.1	$58.6	$619.7
Currency translation adjustment	2.6	(0.1)	2.5
Acquisitions	11.2	—	11.2
Balance at December 31, 2023	574.9	58.5	633.4
Currency translation adjustment	(8.7)	(1.4)	(10.1)
Acquisitions	20.5	117.9	138.4
Balance at December 31, 2024	$586.7	$175.0	$761.7
The carrying amount of other intangible assets consisted of the following:

	2024			2023
December 31 (dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Patents	$3.7	$(3.7)	$—	$3.7	$(3.7)	$—
Customer lists	287.5	(187.3)	100.2	286.4	(174.0)	112.4
Total amortizable intangible assets	291.2	(191.0)	100.2	290.1	(177.7)	112.4
Indefinite-lived intangible assets:
Trade names	220.9	—	220.9	224.3	—	224.3
Total intangible assets	$512.1	$(191.0)	$321.1	$514.4	$(177.7)	$336.7
Amortization expenses of other intangible assets of $12.7 million, $12.6 million, and $12.8 million were recorded in 2024, 2023 and 2022, respectively. In the future, excluding the impact of any future acquisitions, the Company expects amortization expense of approximately $12.7 million annually and the intangible assets will be amortized over a weighted-average period of 10 years.
The Company concluded that no goodwill impairment existed at the time of the annual impairment tests which were performed in the fourth quarters of 2024, 2023 and 2022. No impairments of other intangible assets were recorded in 2024, 2023 and 2022.

10. Debt

December 31 (dollars in millions)	2024	2023
Revolving credit agreement borrowings, average year-end interest rates of 5.3% for 2024	30.0	—
Fixed rate agreements, expiring 2027-2034, average year-end interest rates of 4.6% for 2024 and 3.1% for 2023	163.2	127.3
	193.2	127.3
Long-term debt due within one year	(10.0)	(10.0)
Long-term debt	$183.2	$117.3
In 2024, the Company renewed and amended its $500 million multi-year multi-currency revolving credit agreement with a new expiration date of August 23, 2029. The facility has an accordion provision which allows it to be increased up to $1 billion if certain conditions (including lender approval) are satisfied. Borrowings under the Company’s bank credit lines and commercial paper borrowings are supported by the $500 million revolving credit agreement. As a result of the long-term nature of this facility, the Company’s credit line borrowings are classified as long-term debt at December 31, 2024. At its option, the Company either maintains cash balances or pays fees for bank credit and services. The Company has fixed-rate interest expense obligations of $23.9 million on outstanding debt as of December 31, 2024. Scheduled maturities of long-term debt within each of the five years subsequent to December 31, 2024 are as follows:

Years ending December 31 (dollars in millions)	Amount
2025	$10.0
2026	39.7
2027	39.7
2028	25.5
2029	55.5
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
There were 8,307 shares during 2024, 12,524 shares during 2023 and 68,785 shares during 2022, of Class A Common Stock converted into Common Stock. Regular dividends paid on the A. O. Smith Corporation Class A Common Stock and Common Stock amounted to $1.30, $1.22 and $1.14 per share in 2024, 2023 and 2022, respectively.
In 2024, the Board of Directors approved adding 2,000,000 shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by the Company's Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In 2024, the Company repurchased 3,755,337 shares at an average price of $81.43 per share and at a total cost of $305.8 million. As of December 31, 2024, there were 1,746,125 shares remaining on the existing repurchase authorization. In 2023, the Company repurchased 4,377,000 shares at a cost of $306.5 million. In 2022, the Company repurchased 6,647,895 shares at a cost of $403.5 million.
At December 31, 2024, a total of 130,380 and 46,257,599 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock. At December 31, 2023, a total of 130,380 and 43,049,885 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

11. Stockholders’ Equity (continued)
Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)	Years ended December 31,
	2024	2023
Cumulative foreign currency translation
Balance at beginning of period	$(80.3)	$(84.1)
Other comprehensive (loss) gain before reclassifications	(24.0)	3.8
Balance at end of period	(104.3)	(80.3)
Unrealized net gain (loss) on cash flow derivatives
Balance at beginning of period	0.7	4.9
Other comprehensive (loss) gain before reclassifications	(0.5)	2.8
Realized gains on derivatives reclassified to cost of products sold (net of tax provision of $0.5 and $2.2 in 2023, respectively)(1)	(1.7)	(7.0)
Balance at end of period	(1.5)	0.7
Pension liability
Balance at beginning of period	(4.6)	(3.2)
Other comprehensive loss before reclassifications	(1.8)	(1.6)
Amounts reclassified from accumulated other comprehensive loss(1)	0.3	0.2
Balance at end of period	(6.1)	(4.6)
Total accumulated other comprehensive loss, end of period	$(111.9)	$(84.2)

(1)Amounts reclassified from accumulated other comprehensive loss:

Realized gains on derivatives reclassified to cost of products sold	$(2.2)		$(9.2)
Tax provision	0.5		2.2
Reclassification net of tax	$(1.7)		$(7.0)
Amortization of pension items:
Actuarial losses	$0.3	(2)	$0.1	(2)
Prior year service cost	0.1	(2)	0.1	(2)
	0.4		0.2
Tax benefit	(0.1)		—
Reclassification net of tax	$0.3		$0.2
(2)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 13, “Pensions and Other Post-retirement Benefits” for additional details.
Included in the results for 2023 is $11.0 million of foreign currency translation losses reclassified from accumulated other comprehensive loss to Net earnings related to the Company's sale of its business in Turkey. See Note 5 - Restructuring and Impairment Expenses for additional details.
12. Stock Based Compensation
The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the Incentive Plan) effective January 1, 2007, and the Incentive Plan was most recently reapproved by stockholders on April 15, 2020. The Incentive Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options or share units at December 31, 2024, was 2,291,099 which includes 2,400,000 additional shares that were authorized on April 15, 2020 at the Company's annual meeting of stockholders. Upon stock option exercise or share unit vesting, shares are issued from treasury stock. Total stock based compensation expense recognized in 2024, 2023 and 2022 was $14.9 million, $11.5 million and $11.1 million, respectively.

12. Stock Based Compensation (continued)
Stock Options
Beginning in 2023, the Company no longer grants stock options. The stock options previously granted in 2022 have three year pro rata vesting from the date of grant. Stock options were issued at exercise prices equal to the fair value of the Company’s Common Stock on the date of grant. For active employees, all options granted in 2022 expire ten years after the date of grant. The Company’s stock options are expensed ratably over the three year vesting period; however, included in the stock option expense recognized in 2022 is expense associated with the accelerated vesting of stock option awards for certain employees who either are retirement eligible or become retirement eligible during the vesting period. Stock based compensation expense attributable to stock options for 2024, 2023 and 2022 was $0.6 million, $1.2 million and $5.5 million, respectively.
Changes in options, all of which relate to the Company’s Common Stock, were as follows:

Years Ended December 31	2024		2023		2022
	Number of Options	Weighted Avg. Per Share Exercise Price	Number of Options	Weighted Avg. Per Share Exercise Price	Number of Options	Weighted Avg. Per Share Exercise Price
Number of shares under options:
Outstanding at beginning of year	1,872,553	$52.93	2,481,606	$51.22	2,252,498	$47.73
Granted	—	—	—	—	322,460	74.11
Exercised(1)	(473,452)	46.46	(600,344)	45.68	(66,697)	39.77
Forfeited	(3,260)	74.27	(8,709)	66.96	(26,655)	61.46
Outstanding at end of year(2)	1,395,841	55.07	1,872,553	52.93	2,481,606	51.22
Exercisable at end of year(3)	1,295,061	53.59	1,549,749	49.51	1,675,552	46.88
(1)The total intrinsic value of options exercised in 2024, 2023 and 2022 was $18.0 million, $15.0 million and $1.6 million, respectively.
(2)The weighted average remaining contractual life of options outstanding was 6 years at December 31, 2024, and 7 years at December 31, 2023 and December 31, 2022, respectively. The aggregate intrinsic value of options outstanding at December 31, 2024 was $20.0 million.
(3)The weighted average remaining contractual life of options exercisable was 6 years at December 31, 2024, December 31, 2023, and December 31, 2022, respectively. The aggregate intrinsic value of options exercisable at December 31, 2024 was $20.0 million.

	Number of Options	Weighted Avg. Per Share Exercise Price
Nonvested options at beginning of year	322,804	$69.33
Vested	(219,931)	67.09
Forfeited	(2,093)	74.27
Nonvested options at end of year	100,780	74.10

12. Stock Based Compensation (continued)
The weighted-average fair value per option at the date of grant during 2022, using the Black-Scholes option-pricing model, was $17.57. Assumptions were as follows:

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
Share Units
Participants in the Incentive Plan may also be awarded share units. Share units vest three years after the date of grant. The Company granted 195,497, 168,807 and 94,731 share units under the Incentive Plan in 2024, 2023 and 2022, respectively.
The share units were valued at $16.1 million, $11.3 million and $7.0 million at the date of issuance in 2024, 2023 and 2022, respectively, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period; however, included in share unit expense was expense associated with accelerated vesting of share unit awards for certain employees who are retirement eligible or will become retirement eligible during the vesting period. Stock based compensation expense attributable to share units of $12.5 million, $9.6 million and $5.6 million was recognized in 2024, 2023 and 2022, respectively. Certain non-U.S.-based employees receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.
A summary of share unit activity under the Incentive Plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2024	381,189	$63.33
Granted	195,497	82.31
Vested	(98,216)	60.32
Forfeited	(9,201)	73.49
Issued and unvested at December 31, 2024	469,269	71.50
Performance Stock Units
Beginning in 2023, certain executives may be awarded performance stock units under the Incentive Plan. Performance stock units vest over three years following the date of the grant. Performance stock units vest under a set of measurement criteria which are based upon achievement of certain sustainability targets. Potential payouts range from zero to 150 percent of the target awards and changes from target amounts are reflected as performance adjustments. The Company granted 29,475 and 24,580 performance stock units under the Incentive Plan in 2024 and 2023, respectively.
The performance stock units were valued at $2.4 million and $1.7 million at the date of issuance in 2024 and 2023, respectively, based on the price of the Company’s Common Stock at the date of grant. The performance stock units are recognized as compensation expense ratably over the three-year vesting period. Stock based compensation expense attributable to performance stock units of $1.8 million and $0.7 million was recognized in 2024 and 2023, respectively. Certain non-U.S.-based executives receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.

12. Stock Based Compensation (continued)
A summary of stock unit activity under the Incentive Plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2024	34,758	$67.14
Granted	29,475	82.19
Forfeited	(6,124)	75.48
Performance adjustments	16,289	80.76
Issued and unvested at December 31, 2024	74,398	75.40
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
In 2021, the Company's Board of Directors approved the termination of the defined benefit pension plan (the Plan) with a termination date of December 31, 2021. The Plan represented over 95 percent of the Company's pension plan liability. In 2022, the Company received a determination letter from the Internal Revenue Service (IRS) that allowed the Company to proceed with the termination process. The Company settled approximately $169 million of Plan liabilities through lump-sum payments from existing plan assets to eligible participants who elected to receive them and settled approximately $463 million of Plan liabilities by entering into an agreement to purchase annuities from Mass Mutual Life Insurance Company (MML). The irrevocable agreement with MML covers approximately 7,000 active and former employees and their beneficiaries, with MML assuming the future annuity payments for these individuals commencing March 1, 2023. These settlements resulted in $417.3 million of pretax expense in 2022, partially offset by approximately $167.7 million in related tax benefits. In 2023, the Company realized pre-tax pension settlement income of $0.9 million, of which $0.7 million was recorded in the North America segment and $0.2 million in Corporate Expense, and included $0.2 million in related tax benefits. The pension settlement income related to refunds from MML to the Plan for the reconciliation of participant data and was partially offset by settlement accounting adjustments. The remaining pension assets associated with the Plan at December 31, 2024 were $15.6 million. The Company intends to use the remaining assets to fund future non-elective contributions to the Company’s defined contribution plan.
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

13. Pension and Other Post-retirement Benefits (continued)

	Pension Benefits				Post-retirement Benefits
Years ended December 31 (dollars in millions)	2024		2023		2024	2023
Accumulated benefit obligation (ABO) at December 31	$(27.3)		$(26.3)		N/A	N/A
Change in projected benefit obligations (PBO)
PBO at beginning of year	$(26.7)		$(28.3)		$(1.7)	$(1.7)
Service cost	(1.1)		(0.9)		—	—
Interest cost	(1.4)		(1.2)		(0.1)	(0.1)
Participant contributions	—		—		(0.1)	(0.1)
Actuarial gain (loss) including assumption changes	0.7		(1.1)		0.1	—
Benefits paid	0.8		4.8		0.2	0.2
PBO at end of year	$(27.7)		$(26.7)		$(1.6)	$(1.7)
Change in fair value of plan assets
Plan assets at beginning of year	$20.3		$45.2		$—	$—
Actual return on plan assets	(1.4)		0.6		—	—
Contribution by the Company	0.5		0.5		0.1	0.1
Participant contributions	—		—		0.1	0.1
Benefits paid	(0.8)		(4.8)		(0.2)	(0.2)
Transfer related to plan termination	—		(21.2)		—	—
Plan assets at end of year	$18.6		$20.3		$—	$—
Funded status	$(9.1)		$(6.4)		$(1.6)	$(1.7)
Amount recognized in the balance sheet
Noncurrent assets	$2.2		$4.4		$—	$—
Current liabilities	(0.5)		(0.5)		(0.2)	(0.2)
Non-current liabilities	(10.8)		(10.3)		(1.4)	(1.5)
Net pension liability at end of year	$(9.1)	*	$(6.4)	*	$(1.6)	$(1.7)
Amounts recognized in accumulated other comprehensive loss before tax
Net actuarial loss	$8.3		$6.7		$0.2	$0.3
Prior service cost	1.8		1.9		(1.3)	(1.8)
Total recognized in accumulated other comprehensive loss	$10.1		$8.6		$(1.1)	$(1.5)
*In addition, the Company has a liability for a foreign pension plan of $0.3 million at December 31, 2024 and 2023, respectively.

The actuarial loss in the current year for the pension plan was primarily due to the change in the discount rate.

13. Pension and Other Post-retirement Benefits (continued)

	Pension Benefits			Post-retirement Benefits
Years ended December 31 (dollars in millions)	2024	2023	2022	2024	2023	2022
Net periodic cost (benefit)
Service cost	$1.1	$0.9	$1.4	$—	$—	$—
Interest cost	1.4	1.2	14.5	0.1	0.1	0.1
Expected return on plan assets	(1.2)	(1.0)	(21.5)	—	—	—
Amortization of unrecognized:
Net actuarial loss	0.3	0.1	19.9	—	—	—
Prior service cost	0.1	0.1	(0.4)	(0.5)	(0.5)	(0.5)
Defined-benefit plan expense (income)	1.7	1.3	13.9	(0.4)	(0.4)	$(0.4)
Pension settlement (income) expense	—	(0.9)	417.3	—	—	—
Various U.S. defined contribution plans cost	17.9	16.5	15.3	—	—	—
	$19.6	$16.9	$446.5	$(0.4)	$(0.4)	$(0.4)

Other changes in plan assets and projected benefit obligation recognized in other comprehensive loss
Net actuarial loss (gain)	$1.9	$1.5	$(27.0)	$(0.1)	$—	$0.2
Amortization of net actuarial loss	(0.3)	(0.1)	(19.9)	—	—	—
Settlement loss	—	—	(417.3)	—	—	—
Amortization of prior service cost	(0.1)	(0.1)	0.4	0.5	0.5	0.5
Total recognized in other comprehensive loss	1.5	1.3	(463.8)	0.4	0.5	0.7
Total recognized in net periodic cost (benefit) and other comprehensive loss	$3.2	$1.7	$(32.6)	$—	$0.1	$0.3
The 2024 and 2023 after tax adjustments for additional minimum pension liability resulted in other comprehensive (loss) of $(1.5) million and $(1.4) million, respectively.
Actuarial assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Benefits		Post-retirement Benefits
	2024	2023	2024	2023
Discount rate	5.57%	4.96%	5.49%	4.89%
Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31 are as follows:

	Pension Benefits			Post-retirement Benefits
Years ended December 31	2024	2023	2022	2024	2023	2022
Discount rate	4.96%	5.15%	2.80%	4.89%	5.09%	2.44%
Expected long-term return on plan assets	5.25%	5.25%	3.12%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A
Assumed health care cost trend rates
Health care inflation assumptions are no longer needed as all remaining retiree medical benefits are fixed subsidies or reimbursements.

13. Pension and Other Post-retirement Benefits (continued)
Plan Assets
The Company’s pension plan weighted asset allocations as of December 31 by asset category are as follows:

Asset Category	2024	2023
Equity securities	19%	17%
Debt securities	76	70
Private equity	5	12
Cash	—	1
	100%	100%
The following tables present the fair value measurement of the Company’s plan assets as of December 31, 2024 and 2023 (dollars in millions):

		December 31, 2024
Asset Category	Total	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non- observable Inputs (Level 3)
Short-term investments	$0.2	$0.2	$—	$—
Equity securities
Common stocks	2.3	2.3	—	—
Fixed income securities
U.S. Treasury securities	6.5	0.8	5.7	—
Other fixed income securities	7.4	—	7.4	—
Other types of investments
Mutual funds	1.2	—	1.2	—
Private equity	0.9	—	—	0.9
Total fair value of plan asset investments	$18.5	$3.3	$14.3	$0.9
Non-investment plan assets	0.1
Total plan assets	$18.6

		December 31, 2023
Asset Category	Total	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non- observable Inputs (Level 3)
Short-term investments	$0.2	$0.2	$—	$—
Equity securities
Common stocks	2.5	2.5	—	—
Fixed income securities
U.S. Treasury securities	6.7	0.6	6.1	—
Other fixed income securities	7.4	—	7.4	—
Other types of investments
Mutual funds	1.0	—	1.0	—
Private equity	2.4	—	—	2.4
Total fair value of plan asset investments	$20.2	$3.3	$14.5	$2.4
Non-investment plan assets	0.1
Total plan assets	$20.3
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

13. Pension and Other Post-retirement Benefits (continued)
valued at the estimated fair value at the previous quarter end, which is based on the proportionate share of the underlying portfolio investments.
The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2024 and 2023 (dollars in millions):

Private equity
Balance at December 31, 2022	$2.2
Actual return (loss) on plan assets:
Relating to assets still held at the reporting date	3.9
Relating to assets sold during the period	(3.6)
Purchases, sales and settlements	(0.3)
Transfers in and/or out	0.2
Balance at December 31, 2023	2.4
Actual return (loss) on plan assets:
Relating to assets still held at the reporting date	(0.6)
Relating to assets sold during the period	(1.0)
Purchases, sales and settlements	0.1
Balance at December 31, 2024	$0.9
The Company’s investment policies employ an approach whereby a diversified blend of equity and bond investments is used to maximize the long-term return of plan assets for a prudent level of risk. Equity investments are diversified across domestic and non-domestic stocks, as well as growth, value, and small to large capitalizations. Bond investments include corporate and government issues, with short, mid, and long-term maturities, with a focus on investment-grade when purchased. The Company’s target allocation to equity managers is between 30 to 60 percent with the remainder allocated primarily to bonds, private equity managers, and cash. Investment and market risks are measured and monitored on an ongoing basis through regular investment portfolio reviews, annual liability measurements and periodic asset/liability studies.
The Company’s actual asset allocations are in line with target allocations. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.
There was no Company stock included in plan assets at December 31, 2024.
Cash Flows
The Company was not required to make any contributions in 2024 to the Plan and is not required to make a contribution in 2025.
Estimated Future Payments
As of December 31, 2024, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years ended December 31 (dollars in millions)	Pension Benefits	Post-retirement Benefits
2025	$0.9	$0.2
2026	1.0	0.2
2027	5.4	0.2
2028	6.0	0.2
2029	1.2	0.2
2030 – 2034	7.0	0.6

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
The majority of the amounts in accumulated other comprehensive loss for cash flow hedges are expected to be reclassified into earnings within one year. The combined fair value of the foreign currency forward contracts was a liability balance of $1.4 million as of December 31, 2024 which was recorded in Accrued liabilities within the consolidated balance sheet. The combined fair value of the foreign currency forward contracts was an asset balance of $0.9 million as of December 31, 2023 and recorded in Other current assets within the consolidated balance sheet.
The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts that are designated as cash flow hedges:

December 31 (dollars in millions)	2024		2023
	Buy	Sell	Buy	Sell
Canadian dollar	—	28.9	—	80.5
Euro	14.0	—	24.1	—
Mexican peso	27.2	—	14.2	—
Total	$41.2	$28.9	$38.3	$80.5
Interest Rate Swaps
The Company is exposed to interest rate risk as a result of the Company’s floating rate borrowings. The Company enters into forward interest rate swap agreements with an independent counterparty to hedge the variability in cash flows due to changes in Secured Overnight Financing Rate (SOFR) benchmark interest rate associated with variable rate borrowings. The interest rate swap has a maturity date of September 30, 2029 and effectively converts the Company’s variable interest rate obligations to fixed interest rate obligations. Interest rate swaps with an aggregate notional amount of 4.2 billion rupees and zero were

14. Derivative Instruments (continued)
outstanding as of December 31, 2024 and December 31, 2023, respectively. The aggregate effective interest rate of the swap as of December 31, 2024 was 8.25%.
The fair value of the interest rate swap contract was a liability balance of $0.5 million as of December 31, 2024 which was recorded in Accrued liabilities within the consolidated balance sheet. The fair value of the interest rate swap contract was zero as of December 31, 2023.
The effect of cash flow hedges on the consolidated statement of earnings:
Years ended December 31 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of (loss) gain recognized in other comprehensive loss on derivatives		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings
	2024	2023		2024	2023
Foreign currency contracts	$(0.7)	$3.7	Cost of products sold	$2.2	$9.2
Interest rate swaps	$(0.5)	$—	Interest Expense	$(0.1)	$—
Net Investment Hedges
The Company uses foreign currency denominated intercompany debt and third-party foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For the derivative instruments that are designated and qualify as net investment hedges, gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its non-U.S. subsidiaries. These hedges are determined to be effective. The Company recognized $2.3 million of after tax gains and $(1.8) million of after-tax losses associated with hedges of a net investment in non-U.S. subsidiaries in currency translation adjustment in other comprehensive income in 2024 and 2023, respectively.
The contractual amount of the Company’s foreign currency denominated intercompany debt that are designated as net investment hedge was 1.5 billion RMB as of December 31, 2024. The fair value of the net investment hedges was zero as of December 31, 2024. The contractual amount of the Company’s foreign currency denominated intercompany debt that are designated as net investment hedge was $204.0 million as of December 31, 2023. The fair value of the third-party foreign currency forward contracts was a liability balance $(4.2) million as of December 31, 2023 which was recorded in Accrued liabilities within the consolidated balance sheet.
Balance Sheet Hedges
Foreign Exchange Contracts
The Company periodically enters into foreign exchange contracts to mitigate the foreign currency volatility relative to certain intercompany loans. These foreign exchange contracts did not qualify for hedge accounting in accordance with ASC 815 and as such were marked to market through earnings. The combined fair value of the foreign exchange contracts was zero as of December 31, 2024. The combined fair value of the foreign exchange contracts was an liability balance of $(0.8) million as of December 31, 2023 and recorded in Accrued liabilities within the consolidated balance sheet.
The following table summarizes the contractual amounts of the Company's foreign exchange contracts that are designated as balance sheet hedges:

December 31 (dollars in millions)	2024		2023
	Buy	Sell	Buy	Sell
Canadian dollar	$—	$6.4	$44.1	$—
Chinese yuan	—	—	206.8	—
Total	$—	$6.4	$250.9	$—

The amounts recognized within the consolidated statements of earnings related to the Company's foreign exchange contracts are set forth below.

14. Derivative Instruments (continued)
Years ended December 31 (dollars in millions)

Derivatives not designated as hedging instruments:	Location of within the consolidated statements of earnings	2024	2023	2022
Foreign exchange contracts	Other expense (income) - net	$0.9	$(3.7)	$1.2
15. Income Taxes
The components of the provision for (benefit from) income taxes consisted of the following:

Years ended December 31 (dollars in millions)	2024	2023	2022
Current:
Federal	$124.3	$124.9	$101.8
State	25.2	28.3	26.6
International	22.5	27.5	30.5
Deferred:
Federal	(4.4)	(4.8)	(136.9)
State	(0.5)	(1.8)	(34.1)
International	0.3	2.8	0.1
	$167.4	$176.9	$(12.0)
The provision for (benefit from) income taxes differs from the U.S. federal statutory rate due to the following items:

Years ended December 31	2024	2023	2022
Provision at U.S. federal statutory rate(1)	21.0%	21.0%	21.0%
State taxes, net of federal benefit(1)	2.8	2.8	2.7
U.S pension plan settlement expense(1)	—	—	(29.5)
International income tax rate differential—China	(1.1)	(1.2)	(4.6)
International income tax rate differential—other	0.7	1.3	3.5
Research tax credits	(0.4)	(0.4)	(1.0)
Excess tax benefit on stock compensation	(0.5)	(0.4)	(0.5)
Other	1.4	1.0	3.0
	23.9%	24.1%	(5.4)%
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

Components of earnings before income taxes were as follows:

Years ended December 31 (dollars in millions)	2024	2023	2022
U.S.	$577.2	$596.4	$63.9
International	123.8	137.1	159.8
	$701.0	$733.5	$223.7
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
The Company paid income taxes of $187.7 million, $189.5 million, and $175.4 million in 2024, 2023 and 2022, respectively.

15. Income Taxes (continued)

Undistributed earnings of the Company’s foreign subsidiaries amounted to $695.0 million at December 31, 2024. The Company had $3.5 million accrued for its estimate of withholding taxes due upon repatriation of approximately $93.5 million of foreign earnings it considers not permanently reinvested as of December 31, 2024. The Company considers $601.5 million of the total undistributed earnings to be permanently reinvested as a result of various factors including imposition of statutory restrictions at certain jurisdictions that prohibit the repatriation of a portion of the earnings. Accordingly, no provision for state, local and foreign withholding income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to state and local taxes, and withholding taxes payable to the various foreign countries. The Company expects to be able to take a 100 percent dividend received deduction to offset any US federal income tax liability. Determination of the amount of unrecognized state and local deferred income tax liability and associated foreign withholding taxes is not practicable due to the complexities associated with its hypothetical calculation.

The tax effects of temporary differences of assets and liabilities between income tax and financial reporting are as follows:

December 31 (dollars in millions)	2024		2023
	Assets	Liabilities	Assets	Liabilities
Employee benefits	$16.7	$—	$12.9	$—
Product liability and warranties	51.6	—	52.1	—
Inventories	2.0	—	3.0	—
Accounts receivable	12.0	—	13.3	—
Property, plant and equipment	—	49.8	—	52.4
Intangibles	—	58.6	—	62.4
Environmental liabilities	1.4	—	1.5	—
Undistributed foreign earnings	—	3.5	—	5.1
Tax loss and credit carryovers	9.7	—	12.3	—
All other	11.0	—	17.6	—
Valuation allowance	(6.1)	—	(11.7)	—
	$98.3	$111.9	$101.0	$119.9
Net liability		$13.6		$18.9
The Company believes it is more likely than not that it will realize its net deferred tax assets through the reduction of future taxable income. The Company considered historical operating results in determining the probability of the realization of the deferred tax assets.
A reconciliation of the beginning and ending amounts of tax loss carryovers, credit carryovers and valuation allowances is as follows:

	Net Operating Losses and Tax Credits		Valuation Allowances
December 31 (dollars in millions)	2024	2023	2024	2023
Beginning balance	$12.3	$10.1	$11.7	$8.3
Change in balance	(2.6)	2.2	(5.6)	3.4
Ending balance	$9.7	$12.3	$6.1	$11.7
The Company has foreign net operating loss carryovers that expire in 2025 through 2030, with some net operating losses being carried forward indefinitely and state and local net operating loss carryovers that are carried forward indefinitely.

A reconciliation of the beginning and ending amount of unrecognized benefits is as follows:

(dollars in millions)	2024	2023
Balance at January 1	$17.2	$15.0
Change to tax positions from prior years	(1.0)	2.2
Balance at December 31	$16.2	$17.2

15. Income Taxes (continued)

The amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is $4.3 million. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2024, there was an immaterial amount of interest and penalties accrued. The Company anticipates that there will not be a material decrease in the total amount of unrecognized tax benefits in 2025. The Company’s U.S. federal income tax returns and its U.S. state and local income tax returns are subject to audit for the years 2018-2024 and 2006-2024, respectively. The Company is subject to examinations in foreign tax jurisdictions for the years 2018-2024. If the examinations at certain foreign tax jurisdictions are resolved unfavorably, there could be additional assessments imposed by the relevant authorities.
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
Product Liability
The Company is subject to various claims and pending lawsuits for product liability and other matters arising out of the conduct of the Company’s business. For product liability claims, the Company self insures a portion of its product liability loss exposure. The Company has established reserves and insurance coverage that it believes are adequate to cover incurred claims. For the years ended December 31, 2024 and 2023, the Company had $125 million of product liability insurance for individual losses in excess of $7.5 million. At December 31, 2024 and 2023, the reserve for product liability was $26.3 million and $30.5 million, respectively. The Company periodically reevaluates its exposure on claims and lawsuits and makes adjustments to its reserves as appropriate. The Company believes, based on current knowledge, consultation with counsel, adequate reserves and insurance coverage that the outcome of such claims and lawsuits will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Purchase Obligations
The Company utilizes blanket purchase orders to communicate expected annual requirements to certain suppliers. Requirements under blanket purchase orders generally do not become committed until several weeks prior to the scheduled unit production. The purchase obligations the Company considers firm as of December 31, 2024, is $188.8 million, most of which will be ordered in 2025.
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
Before considering any reduction of distributor rebate accruals of $2.0 million and $0.6 million as of December 31, 2024 and December 31, 2023, respectively, and from the resale of the related inventory, the gross amount the Company would be obligated to repurchase, which would be contingent on the default of all of the outstanding loans, was approximately $2.9 million and $0.8 million as of December 31, 2024 and December 31, 2023, respectively. The Company’s reserves for estimated losses under repurchase arrangements were immaterial as of December 31, 2024 and December 31, 2023.
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
The Company’s Chief Executive Officer (CEO) is the Chief Operating Decision Maker (CODM). The CODM allocates resources and makes operating decisions based on the financial information presented by the two reporting segments. The measures regularly reviewed by our CODM include segment sales, earnings, and segment margin. Segment earnings, defined by the Company as earnings before interest expense, taxes, corporate expense, and corporate research and development expenses, were used to measure the performance of the segments. Our CODM uses these financial measures to evaluate and allocate capital and company resources as critical determinants of segment performance.
The accounting policies of the reportable segments are the same as those described in the “Summary of Significant Accounting Policies” outlined in Note 1 - Organization and Significant Accounting Policies.

	December 31, 2024
(dollars in millions)	North America	Rest of World	Inter-segment Elimination	Total Segments	Less: Corporate Expenses	Total
Sales from external customers	$2,928.1	$890.0	$—	$3,818.1	$—	$3,818.1
Inter-segment sales	22.0	28.6	—	50.6	—	50.6
	2,950.1	918.6	—	3,868.7	—	3,868.7
Elimination of Inter-segment sales	(22.0)	(28.6)	—	(50.6)	—	(50.6)
Net Sales	2,928.1	890.0	—	3,818.1	—	3,818.1
Cost of products sold	1,780.1	581.9	—	2,362.0	—	2,362.0
Gross Profit	1,148.0	308.1	—	1,456.1	—	1,456.1
Inter-segment Profit	—	0.4	(0.4)	—	—	—
Selling, general and administrative expenses	433.2	235.0	—	668.2	71.1	739.3
Restructuring and impairment expense	6.3	11.3	—	17.6	—	17.6
Other expense (income), net(1)	1.0	(2.3)	—	(1.3)	(7.2)	(8.5)
Earnings	$707.5	$64.5	$(0.4)	$771.6	$(63.9)	$707.7
Interest expense						(6.7)
Earning before provision for income taxes						$701.0
(1)Other expense (income), net consist primarily of interest income that is located within Corporate Expenses.

	December 31, 2023
(dollars in millions)	North America	Rest of World	Inter-segment Elimination	Total Segments	Less: Corporate Expenses	Total
Sales from external customers	$2,904.3	$948.5	$—	$3,852.8	$—	$3,852.8
Inter-segment sales	18.6	8.4	—	27.0	—	27.0
	2,922.9	956.9	—	3,879.8	—	3,879.8
Elimination of Inter-segment sales	(18.6)	(8.4)	—	(27.0)	—	(27.0)
Net Sales	2,904.3	948.5	—	3,852.8	—	3,852.8
Cost of products sold	1,761.1	607.0	—	2,368.1	(0.1)	2,368.0
Gross Profit	1,143.2	341.5	—	1,484.7	0.1	1,484.8
Inter-segment Profit	—	0.5	(0.5)	—	—	—
Selling, general and administrative expenses	411.6	243.0	—	654.6	72.8	727.4
Restructuring and impairment expense	—	15.7	—	15.7	3.1	18.8
Other expense (income), net(2)	4.9	(0.1)	—	4.8	(11.7)	(6.9)
Earnings	$726.7	$83.4	$(0.5)	$809.6	$(64.1)	$745.5
Interest expense						(12.0)
Earnings before provision for income taxes						$733.5
(2)Other expense (income), net consist primarily of interest income that is located within Corporate Expenses.

17. Operations by Segment (continued)

	December 31, 2022
(dollars in millions)	North America	Rest of World	Inter-segment Elimination	Total Segments	Less: Corporate Expenses	Total
Sales from external customers	$2,792.4	$961.5	$—	$3,753.9	$—	$3,753.9
Inter-segment sales	26.7	4.3	—	31.0	—	31.0
	2,819.1	965.8	—	3,784.9	—	3,784.9
Elimination of Inter-segment sales	(26.7)	(4.3)	—	(31.0)	—	(31.0)
Net Sales	2,792.4	961.5	—	3,753.9	—	3,753.9
Cost of products sold	1,813.9	610.6	—	2,424.5	(0.2)	2,424.3
Gross Profit	978.5	350.9	—	1,329.4	0.2	1,329.6
Inter-segment Profit	0.3	—	(0.3)	—	—	—
Selling, general and administrative expenses	356.2	252.0	—	608.2	62.7	670.9
Other expense (income), net(3)	356.6	2.6	—	359.2	66.4	425.6
Earnings	$266.0	$96.3	$(0.3)	$362.0	$(128.9)	$233.1
Interest expense						(9.4)
Earnings before provision for income taxes						$223.7
(3)Other expense (income), net consist primarily of a pre-tax pension settlement expense of $346.8 million in the North America segment and $70.5 million within Corporate expenses.
In 2024, sales to the Company's North America segment’s two largest customers were $586.6 million and $495.8 million which represented 15 percent and 13 percent of the Company’s net sales, respectively. In 2023, sales to the Company's North America segment’s two largest customers were $604.5 million and $509.0 million which represented 16 percent and 13 percent of the Company’s net sales, respectively. In 2022, sales to the Company's North America segment’s two largest customers were $596.4 million and $414.2 million which represented 16 percent and 11 percent of the Company’s net sales, respectively.
Assets, depreciation and capital expenditures by segment

	Total Assets (December 31)			Depreciation and Amortization (Years Ended December 31)			Capital Expenditures (Years Ended December 31)
(dollars in millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
North America	$2,315.2	$2,297.4	$2,230.3	$60.4	$58.6	$55.7	$100.3	$58.4	$48.6
Rest of World	592.1	475.0	597.7	17.0	18.3	20.5	7.6	11.0	10.9
Total Segments	2,907.3	2,772.4	2,828.0	77.4	76.9	76.2	107.9	69.4	59.5
Corporate	332.7	441.5	504.3	1.4	1.4	0.7	0.1	3.2	10.8
Total	$3,240.0	$3,213.9	$3,332.3	$78.8	$78.3	$76.9	$108.0	$72.6	$70.3
(1)The majority of corporate assets consist of cash, cash equivalents, marketable securities, and deferred income taxes.

17. Operations by Segment (continued)
Net sales and long-lived assets by geographic location
The following data by geographic area includes net sales based on product shipment destination and long-lived assets based on physical location. Long-lived assets include net property, plant and equipment, operating lease assets and other long-term assets.

	Long-lived Assets (December 31)				Net Sales (Years Ended December 31)
(dollars in millions)	2024	2023	2022		2024	2023	2022
United States	$441.4	$422.6	$409.8	United States	$2,573.7	$2,547.1	$2,430.0
China	193.8	210.6	225.2	China	760.0	827.4	826.6
Canada	54.0	58.1	54.7	Canada	331.2	335.3	341.6
Other Foreign	75.1	52.1	41.3	Other Foreign	153.2	143.0	155.7
Total	$764.3	$743.4	$731.0	Total	$3,818.1	$3,852.8	$3,753.9
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
Management Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to Pureit. The acquisition constituted 3.8 percent and 6.5 percent of total assets and net assets, respectively, as of December 31, 2024 and less than 0.5 percent of net sales and net earnings for the year then ended. Based on this evaluation, our management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2024 as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION
During the three months ended December 31, 2024, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of A. O. Smith Corporation
Opinion on Internal Control Over Financial Reporting
We have audited A. O. Smith Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, A. O. Smith Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
As indicated in the accompanying Management Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Pureit, which is included in the 2024 consolidated financial statements of the Company and constituted 3.8 percent and 6.5 percent of total assets and net assets, respectively, as of December 31, 2024 and less than 0.5 percent of net sales and net earnings for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Pureit.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 11, 2025 expressed an unqualified opinion thereon.
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
February 11, 2025

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information included under the headings “Election of Directors” and “Board Committees” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission (SEC) under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference. The information required regarding Executive Officers of the Company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”
We have a separately designated Audit Committee on which Michael M. Larsen, Todd W. Fister, Christopher L. Mapes, and Lois M. Martin serve, with Mr. Larsen, as Chairperson. All members are independent under applicable SEC and New York Stock Exchange rules; the Board of Directors of the Company has concluded that Mr. Larsen, Mr. Fister and Ms. Martin are “audit committee financial experts” in accordance with SEC rules.
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
The information included under the heading “Compliance with Section 16(a) of the Securities Exchange Act” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.
ITEM 11 – EXECUTIVE COMPENSATION
The information included under the headings "Executive Compensation," "Director Compensation," and "Report of the Personnel and Compensation Committee" in the Company's Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information included under the headings “Principal Stockholders” and “Security Ownership of Directors and Management” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,114,214	(1)	$55.07	(2)	2,291,099	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	2,114,214		55.07		2,291,099
(1)Consists of 1,395,841 shares subject to stock options, 428,234 shares subject to employee share units, 215,741 shares subject to director share units and 74,398 shares subject to performance stock units.
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
ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information included under the headings “Director Independence and Financial Literacy”, “Compensation Committee Interlocks and Insider Participation” and “Procedure for Review of Related Party Transactions” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our principal accountant is Ernst & Young, LLP (PCAOB ID: 42). The information included under the heading “Report of the Audit Committee” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) required by this Item 14 is incorporated herein by reference.

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements of the Company
2.Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	68
Schedules not included have been omitted because they are not applicable.
3.Exhibits - see the Index to Exhibits on pages 65-66 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K are listed as Exhibits 10(a) through 10(p) in the Index to Exhibits.
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

(f)
Amendment No. 4 dated as of August 23, 2024, to the Amended and Restated Credit Agreement dated as of December 12, 2012, among A. O. Smith Corporation, A. O. Smith Enterprises Ltd., A.O. Smith International Holdings B.V. and the financial institutions and agents party thereto, incorporated by reference to Exhibit 10.01 in the quarterly report on Form 10-Q for the quarter ended September 30, 2024.

	(g)	The corporation has instruments that define the rights of holders of long-term debt that are not being filed with this Registration Statement in reliance upon Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to furnish to the SEC, upon request, copies of these instruments.

(10)	Material Contracts

	(a)	A. O. Smith Combined Incentive Compensation Plan, incorporated by reference to Exhibit A of the Proxy Statement filed on March 6, 2020 for the 2020 Annual Meeting of Stockholders.

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

Exhibit Number	Description
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

	(o)	Summary of Directors’ Compensation incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q for the quarter ended June 30, 2021.

	(p)	Recoupment Policy for Incentive Compensation dated October 9, 2023 (“Clawback”).

(19)		A. O. Smith Corporation Insider Trading Compliance Policy

(21)		Subsidiaries.

(23)		Consent of Independent Registered Public Accounting Firm.

(31.1)		Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 11, 2025.

(31.2)		Certification by the Executive Vice-President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 11, 2025.

(32.1)		Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32.2)		Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(101)
The following materials from A. O. Smith Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) the Consolidated Statement of Earnings for the three years ended December 31, 2024, (iii) the Consolidated Statement of Comprehensive Earnings for the three years ended December 31, 2024, (iv) the Consolidated Statement of Cash Flows for the three years ended December 31, 2024, (v) the Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2024 and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

A. O. SMITH CORPORATION

Date: February 11, 2025	By:	/s/ Kevin J. Wheeler
Kevin J. Wheeler Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 11, 2025 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Signature

KEVIN J. WHEELER	/s/ Kevin J. Wheeler
Director	Kevin J. Wheeler
Chairman and Chief Executive Officer

CHARLES T. LAUBER	/s/ Charles T. Lauber
Executive Vice President and Chief Financial Officer	Charles T. Lauber

BENJAMIN A. OTCHERE	/s/ Benjamin A. Otchere
Vice President and Controller	Benjamin A. Otchere

RONALD D. BROWN	/s/ Ronald D. Brown
Director	Ronald D. Brown

TODD W. FISTER	/s/ Todd W. Fister
Director	Todd W. Fister

VICTORIA M. HOLT	/s/ Victoria M. Holt
Director	Victoria M. Holt

DR. ILHAM KADRI	/s/ Dr. Ilham Kadri
Director	Dr. Ilham Kadri

MICHAEL M. LARSEN	/s/ Michael M. Larsen
Director	Michael M. Larsen

CHRISTOPHER L. MAPES	/s/ Christopher L. Mapes
Director	Christopher L. Mapes

LOIS M. MARTIN	/s/ Lois M. Martin
Director	Lois M. Martin

AJITA G. RAJENDRA	/s/ Ajita G. Rajendra
Director	Ajita G. Rajendra

MARK D. SMITH	/s/ Mark D. Smith
Director	Mark D. Smith

A. O. SMITH CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)
Years ended December 31, 2024, 2023 and 2022

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquisition of Businesses	Deductions	Balance at End of Year
2024:
Valuation allowance for trade and notes receivable	$10.1	$3.1	$—	$(0.3)	$12.9
Valuation allowance for deferred tax assets	11.7	—	—	(5.6)	6.1
2023:
Valuation allowance for trade and notes receivable	$9.5	$1.1	$—	$(0.5)	$10.1
Valuation allowance for deferred tax assets	8.3	3.4	—	—	11.7
2022:
Valuation allowance for trade and notes receivable	$9.5	$0.6	$—	$(0.6)	$9.5
Valuation allowance for deferred tax assets	7.1	1.2	—	—	8.3