Form 10-Q
period 2025-03-31
SMITH A O CORP
filed 2025-04-29
CIK 91142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☒ No
Class A Common Stock Outstanding as of April 25, 2025 - 25,870,069 shares
Common Stock Outstanding as of April 25, 2025 - 116,238,973 shares

Index
A. O. Smith Corporation

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net sales	$963.9	$978.8
Cost of products sold	588.5	594.1
Gross profit	375.4	384.7
Selling, general and administrative expenses	192.6	192.2
Interest expense	2.9	1.0
Other income, net	(1.2)	(1.2)
Earnings before provision for income taxes	181.1	192.7
Provision for income taxes	44.5	45.1
Net Earnings	$136.6	$147.6
Basic Net Earnings Per Share of Common Stock	$0.95	$1.00
Diluted Net Earnings Per Share of Common Stock	$0.95	$1.00
Dividends Per Share of Common Stock	$0.34	$0.32

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net earnings	$136.6	$147.6
Other comprehensive earnings (loss)
Foreign currency translation adjustments	0.7	(4.8)
Unrealized gains on cash flow derivative instruments, less related income tax provision of $(0.3) in 2025, and $(0.3) in 2024	0.8	1.0
Adjustment to pension liability, less related income tax provision of $0.0 in 2025, and $0.0 in 2024	0.1	0.1
Comprehensive Earnings	$138.2	$143.9
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	(unaudited) March 31, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$173.0	$239.6
Marketable securities	27.2	36.5
Receivables	641.5	541.4
Inventories	532.6	532.1
Other current assets	47.8	43.3
Total Current Assets	1,422.1	1,392.9
Property, plant and equipment	1,517.8	1,495.9
Less accumulated depreciation	(883.4)	(867.2)
Net property, plant and equipment	634.4	628.7
Goodwill	707.1	761.7
Other intangibles	373.9	321.1
Operating lease assets	34.6	32.8
Other assets	95.6	102.8
Total Assets	$3,267.7	$3,240.0
Liabilities
Current Liabilities
Trade payables	$541.0	$588.7
Accrued payroll and benefits	62.7	78.5
Accrued liabilities	198.6	153.0
Product warranties	69.8	67.0
Debt due within one year	10.0	10.0
Total Current Liabilities	882.1	897.2
Long-term debt	259.8	183.2
Product warranties	124.5	123.4
Long-term operating lease liabilities	25.2	23.5
Other liabilities	121.0	129.2
Total Liabilities	1,412.6	1,356.5
Stockholders’ Equity
Class A Common Stock (shares issued, 26,000,449 and 26,014,825 as of March 31, 2025 and December 31, 2024, respectively)	130.0	130.1
Common Stock (shares issued 164,707,143 and 164,692,769 as of March 31, 2025 and December 31, 2024, respectively)	164.7	164.7
Capital in excess of par value	605.8	601.3
Retained earnings	3,688.8	3,601.3
Accumulated other comprehensive loss	(110.3)	(111.9)
Treasury stock at cost	(2,623.9)	(2,502.0)
Total Stockholders’ Equity	1,855.1	1,883.5
Total Liabilities and Stockholders’ Equity	$3,267.7	$3,240.0
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net earnings	$136.6	$147.6
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	20.7	19.6
Stock based compensation expense	6.1	8.3
Deferred income taxes	(5.0)	2.9
Net changes in operating assets and liabilities:
Current assets and liabilities	(125.3)	(73.7)
Noncurrent assets and liabilities	5.6	1.9
Cash Provided by Operating Activities	38.7	106.6
Investing Activities
Capital expenditures	(21.3)	(22.0)
Acquisition of business	—	(21.1)
Investments in marketable securities	(22.6)	(48.1)
Net proceeds from sale of marketable securities	33.1	20.0
Cash Used in Investing Activities	(10.8)	(71.2)
Financing Activities
Long-term debt incurred (repaid)	76.5	(6.8)
Common stock repurchases	(120.6)	(74.5)
Net (payments) proceeds from stock option activity	(1.8)	8.0
Dividends paid	(49.2)	(47.3)
Cash Used in Financing Activities	(95.1)	(120.6)
Effect of exchange rate changes on cash and cash equivalents	0.6	(3.1)
Net decrease in cash and cash equivalents	(66.6)	(88.3)
Cash and cash equivalents - beginning of period	239.6	339.9
Cash and Cash Equivalents - End of Period	$173.0	$251.6
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Class A Common Stock
Balance at the beginning of period	$130.1	$130.1
Conversion of Class A Common Stock	(0.1)	—
Balance at end of period	$130.0	$130.1
Common Stock
Balance at the beginning of period	$164.7	$164.7
Conversion of Class A Common Stock	—	$—
Balance at end of period	$164.7	$164.7
Capital in Excess of Par Value
Balance at the beginning of period	$601.3	$578.2
Conversion of Class A Common Stock	0.1	—
Issuance of share units	(12.6)	(14.6)
Vesting of share units	(1.7)	(1.8)
Stock based compensation expense	6.0	7.7
Exercises of stock options	0.1	5.4
Issuance of share based compensation	12.6	14.6
Balance at end of period	$605.8	$589.5
Retained Earnings
Balance at the beginning of period	$3,601.3	$3,258.1
Net earnings	136.6	147.6
Dividends on stock	(49.1)	(47.1)
Balance at end of period	$3,688.8	$3,358.6
Accumulated Other Comprehensive Loss (see Note 14)	$(110.3)	$(87.9)
Treasury Stock
Balance at the beginning of period	$(2,502.0)	$(2,202.5)
Exercise of stock options	(1.8)	2.7
Shares repurchased	(120.6)	(74.5)
Excise tax on repurchases of common stock	(1.2)	(0.7)
Vesting of share units	1.7	1.8
Balance at end of period	$(2,623.9)	$(2,273.2)
Total Stockholders’ Equity	$1,855.1	$1,881.8
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full year. It is suggested the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 11, 2025.
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
In December 2023, the FASB amended Accounting Standards Codification (ASC) 740 (issued under ASU 2023-09, “Improvements to Income Tax Disclosures”). This ASU requires added disclosures related to the tax rate reconciliation and income taxes paid and includes other amendments intended to improve effectiveness and comparability. The amendment is effective for the Company beginning with its 2025 annual disclosures with early adoption permitted and should be applied on a prospective basis. The Company is currently evaluating the impact the adoption of ASU 2023-09 will have on its annual disclosures.
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
Additionally, certain customers in China pay the Company prior to the shipment of products resulting in a customer deposits liability of $43.0 million and $54.4 million at March 31, 2025 and December 31, 2024, respectively. Customer deposit liabilities are short term in nature, recognized into revenue within one year of receipt. The Company assesses the collectability of customer receivables based on the creditworthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for credit losses, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors including forward-looking information when establishing adequate allowances for credit losses, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. The Company’s allowance for credit losses was $14.6 million and $12.9 million at March 31, 2025 and December 31, 2024, respectively.
Rebates and incentives are based on pricing agreements and are tied to sales volume. The amount of revenue is reduced for variable consideration related to customer rebates which are calculated using expected values and are based on program specific factors such as expected rebate percentages based on expected volumes. In situations where the customer has the right to return

2. Revenue Recognition (continued)
eligible products, the Company reduces revenue for its estimates of expected product returns, which are primarily based on an analysis of historical experience. Changes in such accruals may be required if actual sales volume differs from estimated sales volume or if future returns differ from historical experience. Shipping and handling costs billed to customers are included in net sales and the related costs are included in cost of products sold and are activities performed to fulfill the promise to transfer products.
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

2. Revenue Recognition (continued)
The following table disaggregates the Company’s net sales by segment. As described above, the Company’s North America segment sales are further disaggregated by major product line. In addition, the Company’s Rest of World segment sales are disaggregated by China and all other Rest of World:

(dollars in millions)	Three Months Ended March 31,
	2025	2024
North America
Water heaters and related parts	$624.6	$648.3
Boilers and related parts	64.4	58.7
Water treatment products and related parts	59.7	59.3
Total North America	748.7	766.3
Rest of World
China	$187.2	$200.6
All other Rest of World	39.5	26.3
Total Rest of World	226.7	226.9
Inter-segment sales	(11.5)	(14.4)
Total Net Sales	$963.9	$978.8
3. Acquisitions
During the fourth quarter of 2024, the Company acquired Pureit, a residential water purification business in South Asia, from Unilever for an aggregate purchase price of $124.6 million. The acquired company is included in the Rest of World segment. The purchase price consisted of an initial cash payment of $117.9 million upon the closing of the transaction and a separate payment of $6.7 million for inventory made under a transitional supply agreement with Unilever. The Company incurred acquisition costs of approximately $1.4 million. The purchase price allocation remains preliminary and subject to final valuation adjustments that will be completed within the one-year period following the acquisition date.
The following table summarizes the preliminary allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition. Of the $57.4 million of acquired identifiable intangible assets, $48.9 million was assigned to trademarks that are not subject to amortization, $3.9 million was assigned to patents which are amortized over 15 years, and the remaining $4.6 million was assigned to customer relationships which are amortized over two to three years. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill.
The following table summarizes the estimated fair values of Pureit's assets acquired and liabilities assumed at the date of acquisition:

November 1, 2024 (dollars in millions)
Current assets	$5.6
Property, plant and equipment	0.6
Intangible assets	57.4
Goodwill	62.9
Total assets acquired	126.5
Current liabilities	(1.9)
Net assets acquired	$124.6
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

4. Inventories
The following table presents the components of the Company’s inventory balances:

(dollars in millions)	March 31, 2025	December 31, 2024
Finished products	$189.8	$196.1
Work in process	43.7	42.4
Raw materials	342.7	343.0
Inventories, at FIFO cost	576.2	581.5
LIFO reserve	(43.6)	(49.4)
Inventories, at LIFO cost	$532.6	$532.1
5. Product Warranties
The Company offers warranties on the sales of certain of its products with terms that are consistent with the market and records an accrual for the estimated future claims. The following table presents the Company’s warranty liability activity:

(dollars in millions)	Three Months Ended March 31,
	2025	2024
Balance at January 1,	$190.4	$188.1
Expense	19.4	19.7
Acquired obligations(1)	1.1	—
Claims settled	(16.6)	(22.8)
Balance at March 31,	$194.3	$185.0
(1) Refer to Note 3 for additional information regarding the acquisition of Pureit
6. Debt
In 2024, the Company renewed and amended its $500 million multi-year, multi-currency revolving credit agreement with a new expiration date of August 23, 2029. The facility has an accordion provision that allows it to be increased up to $1 billion if certain conditions (including lender approval) are satisfied. Borrowings under the Company's bank credit lines and commercial paper borrowings are supported by a $500 million revolving credit agreement. As a result of the long-term nature of this facility, the Company’s commercial paper and credit line borrowings are classified as long-term debt at March 31, 2025. At its option, the Company either maintains cash balances or pays fees for bank credit and services. The facility requires the Company to maintain two financial covenants, a leverage ratio test and an interest coverage test. The Company was in compliance with the covenants as of March 31, 2025.
7. Earnings per Share of Common Stock
The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended March 31,
	2025	2024
Denominator for basic earnings per share - weighted average shares	143,579,588	147,178,955
Effect of dilutive stock options and share units	828,132	1,118,526
Denominator for diluted earnings per share	144,407,720	148,297,481

8. Stock Based Compensation
The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the Incentive Plan) effective January 1, 2007, and the Incentive Plan was most recently reapproved by stockholders on April 15, 2020. The Incentive Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of stock based compensation at March 31, 2025 was 2,079,233. Upon vesting or exercise of stock based compensation, shares are issued from treasury stock.
Share Units
Participants in the Incentive Plan may be awarded share units. Share units vest three years after the date of grant. The Company granted 209,366 and 189,792 share units under the Incentive Plan in the three months ended March 31, 2025 and 2024, respectively.
The share units were valued at $13.7 million and $15.6 million at the date of issuance in 2025 and 2024, respectively, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period; however, included in share unit expense in the three months ended March 31, 2025 and 2024 was expense associated with accelerated vesting of share unit awards for certain employees who are retirement eligible or will become retirement eligible during the vesting period. Stock based compensation expense attributable to share units of $5.5 million and $7.8 million was recognized in the three months ended March 31, 2025 and 2024, respectively. Certain non-U.S.-based employees receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.
A summary of share unit activity under the Incentive Plan is as follows for the three months ended March 31, 2025:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2025	469,269	$71.50
Granted	209,366	65.51
Vested	(82,177)	74.17
Forfeited	(3,935)	72.66
Issued and unvested at March 31, 2025	592,523	68.83
Performance Stock Units
Beginning in 2023, certain executives may be awarded performance stock units under the Incentive Plan. Performance stock units vest over three years following the date of the grant. Performance stock units vest under a set of measurement criteria which are based upon achievement of certain Sustainability targets. Potential payouts range from zero to 150% of the target awards and changes from target amounts are reflected as performance adjustments. The Company granted 35,365 and 28,390 performance stock units under the Incentive Plan in the three months ended March 31, 2025 and 2024, respectively.
The performance stock units were valued at $2.3 million and $2.3 million at the date of issuance in 2025 and 2024, respectively, based on the price of the Company’s Common Stock at the date of grant. The performance stock units are recognized as compensation expense ratably over the three-year vesting period. Stock based compensation expense attributable to performance stock units of $0.5 million and $0.3 million was recognized in the three months ended March 31, 2025 and 2024, respectively. Certain non-U.S.-based executives receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.
A summary of performance stock unit activity under the Incentive Plan is as follows for the three months ended March 31, 2025:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2025	74,398	$75.40
Granted	35,365	65.51
Issued and unvested at March 31, 2025	109,763	72.21

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

	Three Months Ended March 31, 2025
(dollars in millions)	North America	Rest of World	Inter-segment Elimination	Total Segments	Less: Corporate Expenses	Total
Sales from external customers	$743.4	$220.5	$—	$963.9	$—	$963.9
Inter-segment sales	5.3	6.2	—	11.5	—	11.5
	748.7	226.7	—	975.4	—	975.4
Elimination of Inter-segment sales	(5.3)	(6.2)	—	(11.5)	—	(11.5)
Net Sales	743.4	220.5	—	963.9	—	963.9
Cost of products sold	445.7	142.8	—	588.5	—	588.5
Gross Profit	297.7	77.7	—	375.4	—	375.4
Inter-segment Profit	—	—	—	—	—	—
Selling, general and administrative expenses	113.4	57.4	—	170.8	21.8	192.6
Other (income) expense, net	(0.9)	0.6	—	(0.3)	(0.9)	(1.2)
Earnings	$185.2	$19.7	$—	$204.9	$(20.9)	$184.0
Interest expense						(2.9)
Earnings before provision for income taxes						$181.1

	Three Months Ended March 31, 2024
(dollars in millions)	North America	Rest of World	Inter-segment Elimination	Total Segments	Less: Corporate Expenses	Total
Sales from external customers	$761.6	$217.2	$—	$978.8	$—	$978.8
Inter-segment sales	4.7	9.7	—	14.4	—	14.4
	766.3	226.9	—	993.2	—	993.2
Elimination of Inter-segment sales	(4.7)	(9.7)	—	(14.4)	—	(14.4)
Net Sales	761.6	217.2	—	978.8	—	978.8
Cost of products sold	449.1	145.0	—	594.1	—	594.1
Gross Profit	312.5	72.2	—	384.7	—	384.7
Inter-segment Profit	—	0.3	(0.3)	—	—	—
Selling, general and administrative expenses	113.3	56.5	—	169.8	22.4	192.2
Other expense (income), net	0.5	(1.2)	—	(0.7)	(0.5)	(1.2)
Earnings	$198.7	$17.2	$(0.3)	$215.6	$(21.9)	$193.7
Interest expense						(1.0)
Earnings before provision for income taxes						$192.7

9. Segment Results (continued)
Assets, depreciation and capital expenditures by segment

Assets
(dollars in millions)	March 31, 2025	December 31, 2024
North America	$2,437.3	$2,315.2
Rest of World	557.7	592.1
Total Segments	2,995.0	2,907.3
Corporate(1)	272.7	332.7
Total	$3,267.7	$3,240.0
(1) The majority of corporate assets consist of cash, cash equivalents, marketable securities, and deferred income taxes.

Depreciation and amortization	Three Months Ended March 31,
(dollars in millions)	2025	2024
North America	$15.4	$14.8
Rest of World	5.0	4.4
Total Segments	20.4	19.2
Corporate	0.3	0.4
Total	$20.7	$19.6

Capital expenditures	Three Months Ended March 31,
(dollars in millions)	2025	2024
North America	$19.0	$19.8
Rest of World	2.3	2.1
Total Segments	21.3	21.9
Corporate	—	0.1
Total	$21.3	$22.0
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
Assets (liabilities) measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	Balance Sheet Location	March 31, 2025	December 31, 2024
Quoted prices in active markets for identical assets (Level 1)	Marketable Securities	$27.2	$36.5
Significant other observable inputs (Level 2)	Accrued Liabilities	(0.7)	(1.9)
Items measured at fair value were comprised of the Company’s marketable securities (Level 1) and derivative instruments (Level 2). There were no changes in the Company's valuation techniques used to measure fair values on a recurring basis during the three months ended March 31, 2025.

11. Derivative Instruments
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
Cash Flow Hedges
With the exception of its net investment hedges, the Company designates all of its hedging instruments that qualify for hedge accounting in accordance with ASC 815 as cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), gains or losses on the derivative instrument are reported as a component of other comprehensive loss, net of tax, and are reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.
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
Gains and losses on these instruments are recorded in accumulated other comprehensive loss, net of tax, until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive loss to the condensed consolidated statement of earnings. The assessment of effectiveness for forward contracts is based on changes in the forward rates. These hedges have been determined to be effective. The majority of the amounts in accumulated other comprehensive loss for cash flow hedges are expected to be reclassified into earnings within one year.
The combined fair value of the foreign currency forward contracts was an asset balance of $0.1 million as of March 31, 2025 which was recorded in Other current assets within the condensed consolidated balance sheet. The combined fair value of the foreign currency forward contracts was a liability balance of $1.4 million as of December 31, 2024 which was recorded in Accrued liabilities within the condensed consolidated balance sheet.
The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts as of the dates indicated that were designated as cash flow hedges:

(dollars in millions)	March 31, 2025		December 31, 2024
	Buy	Sell	Buy	Sell
Canadian dollar	$—	$21.7	$—	$28.9
Euro	10.5	—	14.0	—
Mexican peso	19.4	—	27.2	—
Total	$29.9	$21.7	$41.2	$28.9

11. Derivative Instruments (continued)
Interest Rate Swaps
The Company is exposed to interest rate risk as a result of the Company’s floating rate borrowings. The Company entered into a forward interest rate swap agreement with an independent counterparty to hedge the variability in cash flows due to changes in Secured Overnight Financing Rate (SOFR) benchmark interest rate associated with variable rate borrowings. An interest rate swap at March 31, 2025 has a maturity date of September 30, 2029 and effectively converts the Company’s variable interest rate obligation to a fixed interest rate obligation. The interest rate swap had an aggregate notional amount of 4.2 billion rupees outstanding as of March 31, 2025 and December 31, 2024. The aggregate effective interest rate of the swap as of March 31, 2025 was 8.25%.
The fair value of the interest rate swap contract was a liability balance of $0.8 million and $0.5 million as of March 31, 2025 and December 31, 2024, respectively, which was recorded in Accrued liabilities within the condensed consolidated balance sheet.
The effect of cash flow hedges on the condensed consolidated statement of earnings:
Three Months Ended March 31 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivatives		Location of (loss) gain reclassified from accumulated other comprehensive loss into earnings	Amount of (loss) gain reclassified from accumulated other comprehensive loss into earnings
	2025	2024		2025	2024
Foreign currency contracts	$1.3	$1.8	Cost of products sold	$(0.2)	$0.6
Interest rate swap	(0.3)	—	Interest expense	—	—
	$1.0	$1.8		$(0.2)	$0.6
Net Investment Hedges
The Company uses foreign currency denominated intercompany debt and third-party foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For the derivative instruments that are designated and qualify as net investment hedges, gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its non-U.S. subsidiaries. These hedges are determined to be effective. The Company recognized $(1.2) million of after tax losses and $4.0 million of after-tax gains associated with hedges of net investments in non-U.S. subsidiaries in currency translation adjustment in other comprehensive loss in the three months ended March 31, 2025 and March 31, 2024, respectively.
The contractual amount of the Company’s foreign currency denominated intercompany debt that is designated as a net investment hedge was ¥1.5 billion RMB as of March 31, 2025 and December 31, 2024. The fair value of the net investment hedge was zero as of March 31, 2025 and December 31, 2024.
Balance Sheet Hedges
Foreign Exchange Contracts
The Company periodically enters into foreign exchange contracts to mitigate the foreign currency volatility relative to certain intercompany loans. These foreign exchange contracts did not qualify for hedge accounting in accordance with ASC 815 and as such were marked to market through earnings. The fair value of the foreign exchange contracts was zero as of March 31, 2025 and December 31, 2024.
The following table summarizes the contractual amounts of the Company's foreign exchange contracts that are designated as balance sheet hedges:

(dollars in millions)	March 31, 2025		December 31, 2024
	Buy	Sell	Buy	Sell
Canadian dollar	$—	$—	$—	$6.4

11. Derivative Instruments (continued)
The amounts recognized within the condensed consolidated statements of earnings related to the Company's foreign exchange contracts are set forth below.
Three Months Ended March 31 (dollars in millions):

Derivatives not designated as hedging instruments:	Location of expense within the condensed consolidated statements of earnings	2025	2024
Foreign exchange contracts	Other expense, net	$—	$4.0
12. Income Taxes
The Company’s effective income tax rate for the three months ended March 31, 2025 was 24.6 percent. The Company estimates that its annual effective income tax rate for the full year 2025 will be approximately between 24 and 24.5 percent. The effective income tax rate for the three months ended March 31, 2024 was 23.4 percent. The change in the effective income tax rate for the three months ended March 31, 2025 compared to the effective income tax rate for the three months ended March 31, 2024 was primarily due to the geographical earnings mix.
As of March 31, 2025, the Company had $16.2 million of unrecognized tax benefits of which $4.3 million would affect its effective income tax rate if recognized. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company’s U.S. federal income tax returns and its U.S. state and local income tax returns are subject to audit for the years 2018-2025 and 2006-2025, respectively. The Company is subject to examinations in foreign tax jurisdictions for the years 2019-2025.
13. Commitments and Contingencies
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
The Provider is required to indemnify the Company for any losses the Company would incur in the event of an inventory repurchase under these arrangements. Potential losses under the repurchase arrangements represent the difference between the repurchase price and net proceeds from the resale of the product plus costs incurred in the process, less related distributor rebates. The Company’s reserves for estimated losses under these repurchase arrangements were immaterial as of March 31, 2025 and December 31, 2024.

14. Changes in Accumulated Other Comprehensive Loss by Component
Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)	Three Months Ended March 31,
	2025	2024
Cumulative foreign currency translation
Balance at beginning of period	$(104.3)	$(80.3)
Other comprehensive gain (loss) before reclassifications	0.7	(4.8)
Balance at end of period	(103.6)	(85.1)
Unrealized net (loss) gain on cash flow derivatives
Balance at beginning of period	(1.5)	0.7
Other comprehensive gain before reclassifications	0.7	1.4
Realized losses (gains) on derivatives (net of income tax (benefit) provision of $(0.1) and $0.1 in 2025 and 2024, respectively)	0.1	(0.4)
Balance at end of period	(0.7)	1.7
Pension liability
Balance at beginning of period	(6.1)	(4.6)
Amounts reclassified from accumulated other comprehensive loss:(1)	0.1	0.1
Balance at end of period	(6.0)	(4.5)
Accumulated other comprehensive loss, end of period	$(110.3)	$(87.9)

(1) Amortization of pension items:
Actuarial losses	$0.1	$0.1
	0.1	0.1
Income tax benefit	—	—
Reclassification net of income tax benefit	$0.1	$0.1

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
We continue to seek acquisitions that enable geographic growth, expand our core business, and establish adjacencies. On November 1, 2024, we acquired Pureit from Unilever for approximately $125 million, subject to customary adjustments. Pureit, a leading water purification business in South Asia, offers a broad range of residential water purification solutions. Pureit contributed $12 million to sales in the first quarter of 2025 and is expected to have annual sales of approximately USD $50 million for the full year 2025. The acquisition fits squarely in our core capabilities and doubles our market penetration in the South Asia region. In the first quarter of 2024, we acquired Impact Water Products, a privately-held water treatment company. The acquisition supports our geographic expansion and growth strategy by expanding the West Coast presence of our water treatment business.
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
In our North America segment, we saw lower water heater volumes in the first quarter of 2025 against a difficult comparison in the same period last year. We believe that a pre-buy ahead of our March 2024 price increase pulled forward some demand into the first quarter of 2024. 2024 residential industry unit volumes were flat compared to the prior year and we project 2025 industry residential unit volumes will be flat as well. We anticipate that commercial water heater industry volumes will also be approximately flat in 2025 after minimal growth in 2024. In response to higher steel and other input costs, including tariffs, we announced price increases on most of our water heater and boiler products. We expect our boiler sales to grow between three and five percent in 2025 compared to 2024 as we continue to benefit from the transition to higher efficiency boilers. We anticipate sales of our North America water treatment products will be between $235 million and $245 million, a year-over-year decrease of approximately five percent as we de-emphasize certain channels and focus on our more profitable channels.
In our Rest of World segment, our first quarter 2025 third-party sales in China declined four percent due to continued weak consumer demand. In 2025, we project our third-party sales in China to decrease between five to eight percent in local currency compared to 2024 as we expect consumer demand softness will persist in 2025.
Combining all of these factors, we expect our 2025 consolidated sales to be approximately flat to up two percent compared to 2024. Given the uncertainty of the tariff environment, our guidance does not include our announced pricing which we project will offset, along with other actions, the current announced tariffs through the date of this filing. In addition to pricing, our other actions include footprint optimization, strategic sourcing actions and other cost containment initiatives. Our guidance also excludes the impacts from potential future acquisitions.

Results of Operations

(dollars in millions)	Three Months Ended March 31,
	2025	2024
Net sales	$963.9	$978.8
Cost of products sold	588.5	594.1
Gross profit	375.4	384.7
Gross profit margin %	38.9%	39.3%
Selling, general and administrative expenses	192.6	192.2
Interest expense	2.9	1.0
Other income, net	(1.2)	(1.2)
Earnings before provision for income taxes	181.1	192.7
Provision for income taxes	44.5	45.1
Net Earnings	$136.6	$147.6
Our sales in the first quarter of 2025 were $963.9 million, and lower than the first quarter of 2024 sales of $978.8 million. Compared to the prior year quarter, our net sales decrease was primarily driven by lower residential and commercial water heater volumes in North America, lower sales in China, and an unfavorable currency translation of approximately $7 million due to the depreciation of foreign currencies compared to the U.S. dollar, which more than offset our higher sales of boilers and incremental sales related to the 2024 acquisition of Pureit that added approximately $12 million in the first quarter.
Our gross profit margin in the first quarter of 2025 was 38.9 percent, down compared to 39.3 percent in the first quarter of 2024. The decrease in gross profit margin was primarily due to lower sales volumes.
Selling, general, and administrative (SG&A) expenses in the first quarter of 2025 were essentially flat compared to the first quarter of 2024.
Interest expense in the first quarter of 2025 was $2.9 million compared to $1.0 million in the same period last year. The increase in interest expense in the first quarter of 2025 was primarily due to higher debt levels.
Other income, net was $1.2 million in the first quarter of 2025 and flat to the first quarter of 2024.
Our effective income tax rate for the three months ended March 31, 2025 was 24.6 percent. The effective income tax rate for the three months ended March 31, 2024 was 23.4 percent. The change in the effective income tax rate for the three months ended March 31, 2025 compared to the prior year quarter was primarily due to a change in geographical earnings mix. We estimate that our annual effective income tax rate for the full year of 2025 will be approximately 24 to 24.5 percent.

North America Segment

(dollars in millions)	Three Months Ended March 31,
	2025	2024
Net Sales	$748.7	$766.3
Segment Earnings	185.2	198.7
Segment margin	24.7%	25.9%
Sales in our North America segment were $748.7 million in the first quarter of 2025, or $17.6 million lower than sales of $766.3 million in the first quarter of 2024. Compared to the prior year quarter, our net sales decrease was driven by lower residential and commercial water heater volumes, which more than offset our higher boiler sales.
North America segment earnings were $185.2 million in the first quarter of 2025, or $13.5 million lower than segment earnings of $198.7 million in the first quarter of 2024. Segment margins were 24.7 percent and 25.9 percent in the first quarter of 2025 and 2024, respectively. Lower segment earnings and margin in the first quarter of 2025 compared to the prior year quarter were primarily due to lower water heater volumes, lower volume-related absorption, and continued strategic investments, which were partially offset by higher boiler volumes. We estimate our 2025 North America segment margin will be approximately 24 to 24.5 percent.
Rest of World Segment

(dollars in millions)	Three Months Ended March 31,
	2025	2024
Net Sales	$226.7	$226.9
Segment Earnings	19.7	17.2
Segment margin	8.7%	7.6%
Sales in the Rest of World segment were $226.7 million in the first quarter of 2025, essentially flat to sales of $226.9 million in the first quarter of 2024. Compared to the prior year quarter, essentially flat sales were primarily due to lower volumes of our residential water treatment and gas water heater products in China and unfavorable currency translation of approximately $3 million that fully offset incremental sales related to our 2024 acquisition of Pureit that added approximately $12 million in net sales.
Rest of World segment earnings were $19.7 million in the first quarter of 2025, or $2.5 million higher compared to $17.2 million in the first quarter of 2024. Segment margins were 8.7 percent and 7.6 percent in the first quarter of 2025 and 2024, respectively. The higher segment earnings and segment margin in 2025 compared to last year were primarily driven by cost controlling measures and benefits from our Q4 2024 restructuring actions which more than offset lower volumes in China. We estimate our 2025 Rest of World segment margin will be approximately eight to nine percent.
Outlook
We expect our consolidated sales in 2025 to be approximately flat to up two percent compared to 2024. Our projection is driven by expected flat industry residential and commercial volumes in North America. In our Rest of the World segment, after a challenging 2024, we expect consumer demand softness will persist in 2025 in China and a decline in third-party sales. We expect full-year earnings of between $3.60 and $3.90 per share. Given the uncertainty of the tariff environment, our guidance does not include our announced pricing which we project will offset, along with other actions, the current announced tariffs through the date of this filing. In addition to pricing, our other actions include footprint optimization, strategic sourcing actions and other cost containment initiatives. Our guidance also excludes the impacts from potential future acquisitions.

Liquidity & Capital Resources
Our working capital was $540.0 million at March 31, 2025, compared with $495.7 million at December 31, 2024. The increase in working capital was primarily related to higher receivable balances, lower accounts payable and lower payroll-related accruals and was partially offset by lower cash balances. As of March 31, 2025, cash balances were positively impacted by $0.6 million due to changes in foreign currency during the quarter. Cash and cash equivalents used to fund our operations are primarily generated through operating activities and our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We use a global cash pooling arrangement, intercompany borrowing, and some local credit lines to meet funding needs and allocate capital resources among various entities. We have historically made and anticipate future cash repatriations from certain foreign subsidiaries.

(dollars in millions)	Three Months Ended March 31,
	2025	2024
Cash provided by operating activities	$38.7	$106.6
Cash used in investing activities	(10.8)	(71.2)
Cash used in financing activities	(95.1)	(120.6)
Cash provided by operations in the first three months of 2025 was $38.7 million and lower than $106.6 million in the first three months of 2024, primarily due to lower accounts receivable collections which resulted from lower prior quarter sales as well as lower current quarter earnings. Our free cash flow in the first quarter of 2025 and 2024 was $17.4 million and $84.6 million, respectively. We expect cash provided by operating activities to be between $600 million and $650 million in 2025. We expect free cash flow to be between $500 million and $550 million in 2025. Free cash flow is a non-GAAP measure described in more detail in the Non-GAAP Measures section below.
Capital expenditures totaled $21.3 million in the first three months of 2025 compared with $22.0 million in the same period last year. We project 2025 capital expenditures will be between $90 million and $100 million and full-year depreciation and amortization expense will be approximately $80 million.
In 2024, we renewed and amended our $500 million revolving credit facility ("renewed facility") which now expires on August 23, 2029. The renewed facility is with a group of nine banks and has an accordion provision that allows it to be increased up to $1 billion if certain conditions (including lender approval) are satisfied. Borrowing rates under the renewed facility are determined by our leverage ratio. The renewed facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of March 31, 2025, and expect to be in compliance for the foreseeable future. The renewed facility backs up commercial paper and credit line borrowings. At March 31, 2025, we had $113.3 million of borrowings outstanding under the renewed facility and an available borrowing capacity of $386.7 million. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.
Our total debt increased by $76.6 million in the first three months of 2025 as we used available cash to fund our stock repurchase program. Our leverage, as measured by the ratio of total debt to total capitalization, was 12.7 percent at March 31, 2025, compared with 9.3 percent at December 31, 2024.
In the first quarter of 2025, our Board of Directors approved adding 5,000,000 shares of common stock to the existing discretionary share repurchase authority. Under the share repurchase program, the common stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In the first quarter of 2025, we repurchased 1,794,694 shares at an average price of $67.19 per share and at a total cost of $120.6 million. As of March 31, 2025, there were 4,951,431 shares remaining on the existing repurchase authorization. Depending on factors such as stock price, working capital requirements, and alternative investment opportunities, we expect to spend approximately $400 million on stock repurchases in 2025 through a combination of any Rule 10b5-1 automatic trading plan and open market repurchases.
On April 7, 2025, our Board of Directors declared a regular quarterly cash dividend of $0.34 per share on our Common Stock and Class A common stock. The dividend is payable on May 15, 2025, to shareholders of record on April 30, 2025.

Non-GAAP Financial Information
We provide non-GAAP measures of free cash flow. We define free cash flow as cash provided by operating activities less capital expenditures. We believe that free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements.

A. O. SMITH CORPORATION
Free Cash Flow
(dollars in millions)
(unaudited)

The following is a reconciliation of reported cash flow from operating activities to free cash flow (non-GAAP):

	Three Months Ended March 31,
	2025	2024
Cash provided by operating activities (GAAP)	$38.7	$106.6
Less: Capital expenditures	(21.3)	(22.0)
Free cash flow (non-GAAP)	$17.4	$84.6

A. O. SMITH CORPORATION
2025 EPS Guidance and 2024 Adjusted EPS
(unaudited)

The following is a reconciliation of diluted EPS to adjusted EPS (non-GAAP) (all items are net of tax):

	2025 Guidance	2024
Diluted EPS (GAAP)	$3.60-3.90	$3.63
Restructuring and impairment expense	—	0.10	(1)
Adjusted EPS (non-GAAP)	$3.60-3.90	$3.73
(1)Includes pre-tax restructuring and impairment expenses of $11.3 million and $6.3 million, within the Rest of World segment and North America segment, respectively.

Critical Accounting Policies
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2024. We believe that at March 31, 2025, there was no material change to this information.
Recent Accounting Pronouncements
Refer to Recent Accounting Pronouncements in Note 1 – Basis of Presentation in the notes to our condensed consolidated financial statements included in Part 1 Financial Information.
Forward Looking Statements
This filing contains statements that the Company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “continue,” “guidance,” “outlook” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: negative impact to the Company’s businesses from international tariffs, including any new or increased tariffs that could also trigger retaliatory responses from other countries, as well as, trade disputes and geopolitical differences, including the conflicts in Ukraine and the Middle East; further softening in U.S. residential and commercial water heater demand; negative impacts to the Company, particularly the demand for its products, resulting from global inflationary pressures or a potential recession in one or more of the markets in which the Company participates; the Company’s ability to continue to obtain commodities, components, parts and accessories on a timely basis through its supply chain and at expected costs; negative impacts to demand for the Company’s products, particularly commercial products, as a result of changes in commercial property usage that followed the COVID-19 pandemic; further weakening in North American residential or commercial construction or instability in the Company's replacement markets; inability of the Company to implement or maintain pricing actions; inconsistent recovery of the Chinese economy or a further decline in the growth rate of consumer spending or housing sales in China; the availability, timing or effects of China stimulus programs; potential weakening in the high-efficiency gas boiler segment in the U.S.; substantial defaults in payment by, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; foreign currency fluctuations; the Company’s inability to successfully integrate or achieve its strategic objectives resulting from acquisitions; failure to realize the expected benefits of acquisitions or expected synergies; failure to realize the expected benefits, timing and extent, of regulatory changes; competitive pressures on the Company’s businesses; including new technologies and new competitors; the impact of potential information technology or data security breaches; negative impact of changes in government regulations or regulatory requirements; the inability to respond to secular trends toward decarbonization and energy efficiency and adverse developments in general economic, political and business conditions in key regions of the world. A more detailed description of these risks is contained under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Forward-looking statements included in this filing are made only as of the date of this filing, and the Company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the Company, or persons acting on its behalf, are qualified entirely by these cautionary statements.
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2024, we are exposed to various types of market risks, including currency and certain commodity risks. Our quantitative and qualitative disclosures about market risk have not materially changed since that report was filed. We monitor our currency and commodity risks on a continuous basis and generally enter into forward and futures contracts to minimize these exposures. The majority of the contracts are for periods of less than one year. Our Company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon this evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2025 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS
There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 16 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
In the first quarter of 2025, our Board of Directors approved adding 5,000,000 shares of common stock to the existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In the first quarter of 2025, we repurchased 1,794,694 shares at an average price of $67.19 per share and at a total cost of $120.6 million. As of March 31, 2025, there were 4,951,431 shares remaining on the existing repurchase authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1 - January 31, 2025	360,448	$69.66	360,448	6,385,677
February 1 - February 28, 2025	741,246	66.13	741,246	5,644,431
March 1 - March 31, 2025	693,000	67.04	693,000	4,951,431
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.
ITEM 5 - OTHER INFORMATION
During the three months ended March 31, 2025, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6 - EXHIBITS
Refer to the Exhibit Index on page 25 of this report.

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Summary of Directors' Compensation

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2025 and 2024, (ii) the Condensed Consolidated Statement of Comprehensive Earnings for the three months ended March 31, 2025 and 2024, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024 (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2025 and 2024 (v) the Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2025 and 2024 (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

April 29, 2025	/s/ Benjamin A. Otchere
Benjamin A. Otchere
Vice President and Controller

/s/ Charles T. Lauber
Charles T. Lauber
Executive Vice President and Chief Financial Officer