Form 10-Q
period 2025-06-30
SMITH A O CORP
filed 2025-07-24
CIK 91142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☒ No
Class A Common Stock Outstanding as of July 22, 2025 - 25,870,061 shares
Common Stock Outstanding as of July 22, 2025 - 114,259,519 shares

Index
A. O. Smith Corporation

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$1,011.3	$1,024.3	$1,975.2	$2,003.1
Cost of products sold	614.2	628.3	1,202.7	1,222.4
Gross profit	397.1	396.0	772.5	780.7
Selling, general and administrative expenses	191.3	188.5	383.9	380.7
Interest expense	4.6	1.8	7.5	2.8
Other income, net	(0.4)	(0.9)	(1.6)	(2.1)
Earnings before provision for income taxes	201.6	206.6	382.7	399.3
Provision for income taxes	49.4	50.4	93.9	95.5
Net Earnings	$152.2	$156.2	$288.8	$303.8
Basic Net Earnings Per Share of Common Stock(1)	$1.07	$1.07	$2.03	$2.07
Diluted Net Earnings Per Share of Common Stock(1)	$1.07	$1.06	$2.01	$2.05
Dividends Per Share of Common Stock	$0.34	$0.32	$0.68	$0.64
(1)Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net earnings	$152.2	$156.2	$288.8	$303.8
Other comprehensive earnings (loss)
Foreign currency translation adjustments	14.5	(2.4)	15.2	(7.2)
Unrealized (losses) gains on cash flow derivative instruments, less related income tax benefit (provision) of $0.0 and $(0.2) in 2025, $0.5 and $0.2 in 2024	(0.2)	(1.7)	0.6	(0.7)
Adjustment to pension liability, less related income tax provision of $0.1 and $0.1 in 2025, $0.0 and $0.1 in 2024	0.1	—	0.2	0.1
Comprehensive Earnings	$166.6	$152.1	$304.8	$296.0
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	(unaudited) June 30, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$177.9	$239.6
Marketable securities	—	36.5
Receivables	640.3	541.4
Inventories	519.3	532.1
Other current assets	51.0	43.3
Total Current Assets	1,388.5	1,392.9
Property, plant and equipment	1,538.7	1,495.9
Less accumulated depreciation	(901.6)	(867.2)
Net property, plant and equipment	637.1	628.7
Goodwill	713.6	761.7
Other intangibles	372.0	321.1
Operating lease assets	37.4	32.8
Other assets	98.1	102.8
Total Assets	$3,246.7	$3,240.0
Liabilities
Current Liabilities
Trade payables	$521.8	$588.7
Accrued payroll and benefits	80.2	78.5
Accrued liabilities	148.3	153.0
Product warranties	73.5	67.0
Debt due within one year	19.2	10.0
Total Current Liabilities	843.0	897.2
Long-term debt	284.2	183.2
Product warranties	127.6	123.4
Long-term operating lease liabilities	28.2	23.5
Other liabilities	117.8	129.2
Total Liabilities	1,400.8	1,356.5
Stockholders’ Equity
Class A Common Stock (shares issued, 26,000,441 and 26,014,825 as of June 30, 2025 and December 31, 2024, respectively)	130.0	130.1
Common Stock (shares issued 164,707,153 and 164,692,769 as of June 30, 2025 and December 31, 2024, respectively)	164.7	164.7
Capital in excess of par value	609.4	601.3
Retained earnings	3,792.5	3,601.3
Accumulated other comprehensive loss	(95.9)	(111.9)
Treasury stock at cost	(2,754.8)	(2,502.0)
Total Stockholders’ Equity	1,845.9	1,883.5
Total Liabilities and Stockholders’ Equity	$3,246.7	$3,240.0
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net earnings	$288.8	$303.8
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	41.2	39.2
Share based compensation expense	8.6	10.4
Deferred income taxes	(9.1)	(1.5)
Net changes in operating assets and liabilities:
Current assets and liabilities	(159.0)	(173.2)
Noncurrent assets and liabilities	7.8	(14.7)
Cash Provided by Operating Activities	178.3	164.0
Investing Activities
Capital expenditures	(38.4)	(44.9)
Acquisition of business	—	(21.3)
Investments in marketable securities	(22.6)	(50.9)
Net proceeds from sale of marketable securities	59.2	57.0
Cash Used in Investing Activities	(1.8)	(60.1)
Financing Activities
Long-term debt incurred	108.2	14.3
Common stock repurchases	(251.3)	(153.2)
Net (payments) proceeds from stock option activity	(0.5)	9.4
Dividends paid	(97.5)	(94.2)
Cash Used in Financing Activities	(241.1)	(223.7)
Effect of exchange rate changes on cash and cash equivalents	2.9	(4.0)
Net decrease in cash and cash equivalents	(61.7)	(123.8)
Cash and cash equivalents - beginning of period	239.6	339.9
Cash and Cash Equivalents - End of Period	$177.9	$216.1
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Class A Common Stock
Balance at the beginning of period	$130.0	$130.1	$130.1	$130.1
Conversion of Class A Common Stock	—	—	(0.1)	—
Balance at end of period	$130.0	$130.1	$130.0	$130.1
Common Stock
Balance at the beginning of period	$164.7	$164.7	$164.7	$164.7
Conversion of Class A Common Stock	—	$—	—	$—
Balance at end of period	$164.7	$164.7	$164.7	$164.7
Capital in Excess of Par Value
Balance at the beginning of period	$605.8	$589.5	$601.3	$578.2
Conversion of Class A Common Stock	—	—	0.1	—
Issuance of share units	(0.1)	(0.4)	(12.7)	(15.0)
Vesting of share units	(0.1)	—	(1.8)	(1.8)
Share based compensation expense	2.3	1.7	8.3	9.4
Exercises of stock options	0.5	0.9	0.6	6.3
Issuance of share based compensation	1.0	1.4	13.6	16.0
Balance at end of period	$609.4	$593.1	$609.4	$593.1
Retained Earnings
Balance at the beginning of period	$3,688.8	$3,358.6	$3,601.3	$3,258.1
Net earnings	152.2	156.2	288.8	303.8
Dividends on stock	(48.5)	(47.2)	(97.6)	(94.3)
Balance at end of period	$3,792.5	$3,467.6	$3,792.5	$3,467.6
Accumulated Other Comprehensive Loss (see Note 14)	$(95.9)	$(92.0)	$(95.9)	$(92.0)
Treasury Stock
Balance at the beginning of period	$(2,623.9)	$(2,273.2)	$(2,502.0)	$(2,202.5)
Exercise of stock options	0.7	0.5	(1.1)	3.2
Share incentives and directors' compensation	0.3	0.2	0.3	0.2
Shares repurchased	(130.7)	(78.7)	(251.3)	(153.2)
Excise tax on repurchases of common stock	(1.3)	(0.8)	(2.5)	(1.5)
Vesting of share units	0.1	0.1	1.8	1.9
Balance at end of period	$(2,754.8)	$(2,351.9)	$(2,754.8)	$(2,351.9)
Total Stockholders’ Equity	$1,845.9	$1,911.6	$1,845.9	$1,911.6
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the full year. It is suggested the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 11, 2025.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03 “Income Statement - Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses.” The ASU requires additional disclosures by disaggregating the costs and expense line items that are presented on the face of the income statement. The ASU is effective for the Company beginning with its 2027 annual disclosures and subsequent interim periods with early adoption permitted. This ASU requires a public company to apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its disclosures.
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
Additionally, certain customers in China pay the Company prior to the shipment of products resulting in a customer deposits liability of $21.3 million and $54.4 million at June 30, 2025 and December 31, 2024, respectively. Customer deposit liabilities are short term in nature, recognized into revenue within one year of receipt. The Company assesses the collectability of customer receivables based on the creditworthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for credit losses, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors including forward-looking information when establishing adequate allowances for credit losses, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. The Company’s allowance for credit losses was $14.9 million and $12.9 million at June 30, 2025 and December 31, 2024, respectively.

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

2. Revenue Recognition (continued)
The following table disaggregates the Company’s net sales by segment. As described above, the Company’s North America segment sales are further disaggregated by major product line. In addition, the Company’s Rest of World segment sales are disaggregated by China and all other Rest of World:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
North America
Water heaters and related parts	$644.4	$660.2	$1,269.0	$1,308.5
Boilers and related parts	71.2	67.4	135.6	126.1
Water treatment products and related parts	63.4	63.1	123.1	122.4
Total North America	779.0	790.7	1,527.7	1,557.0
Rest of World
China	$192.3	$218.2	$379.5	$418.8
All other Rest of World	47.8	26.6	87.3	52.9
Total Rest of World	240.1	244.8	466.8	471.7
Inter-segment sales	(7.8)	(11.2)	(19.3)	(25.6)
Total Net Sales	$1,011.3	$1,024.3	$1,975.2	$2,003.1
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
The following table summarizes the preliminary allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition. Of the $56.5 million of acquired identifiable intangible assets, $48.5 million was assigned to trademarks that are not subject to amortization, $3.8 million was assigned to patents which are amortized over 15 years, and the remaining $4.2 million was assigned to customer relationships which are amortized over two to three years. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The allocation of the purchase price to goodwill decreased by $0.9 million in the second quarter of 2025 due to valuation adjustments related to identifiable intangible assets.

(dollars in millions)
Current assets	$5.6
Property, plant and equipment	0.6
Intangible assets	56.5
Goodwill	63.8
Total assets acquired	126.5
Current liabilities	(1.9)
Net assets acquired	$124.6
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

4. Inventories
The following table presents the components of the Company’s inventory balances:

(dollars in millions)	June 30, 2025	December 31, 2024
Finished products	$185.9	$196.1
Work in process	45.9	42.4
Raw materials	335.6	343.0
Inventories, at FIFO cost	567.4	581.5
LIFO reserve	(48.1)	(49.4)
Inventories, at LIFO cost	$519.3	$532.1
5. Product Warranties
The Company offers warranties on the sales of certain of its products with terms that are consistent with the market and records an accrual for the estimated future claims. The following table presents the Company’s warranty liability activity:

(dollars in millions)	Three Months Ended June 30,
	2025	2024
Balance at April 1,	$194.3	$185.0
Expense	23.4	22.8
Claims settled	(16.6)	(20.2)
Balance at June 30,	$201.1	$187.6

(dollars in millions)	Six Months Ended June 30,
	2025	2024
Balance at January 1,	$190.4	$188.1
Expense	42.8	42.5
Acquired obligations(1)	1.1	—
Claims settled	(33.2)	(43.0)
Balance at June 30,	$201.1	$187.6
(1) Refer to Note 3 for additional information regarding the acquisition of Pureit
6. Debt
In 2024, the Company renewed and amended its $500 million multi-year, multi-currency revolving credit agreement with a new expiration date of August 23, 2029. The facility has an accordion provision that allows it to be increased up to $1 billion if certain conditions (including lender approval) are satisfied. Borrowings under the Company's bank credit lines and commercial paper borrowings are supported by a $500 million revolving credit agreement. As a result of the long-term nature of this facility, the Company’s commercial paper and credit line borrowings are classified as long-term debt at June 30, 2025. At its option, the Company either maintains cash balances or pays fees for bank credit and services. The facility requires the Company to maintain two financial covenants, a leverage ratio test and an interest coverage test. The Company was in compliance with the covenants as of June 30, 2025.

7. Earnings per Share of Common Stock
The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Denominator for basic earnings per share - weighted average shares	141,629,971	146,465,276	142,599,394	146,822,116
Effect of dilutive stock options and share units	853,550	1,134,309	840,935	1,126,443
Denominator for diluted earnings per share	142,483,521	147,599,585	143,440,329	147,948,559
8. Share Based Compensation
The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the Incentive Plan) effective January 1, 2007, and the Incentive Plan was most recently reapproved by stockholders on April 15, 2020. The Incentive Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of share based compensation at June 30, 2025 was 2,095,645. Upon vesting or exercise of share based compensation, shares are issued from treasury stock.
Share Units
Participants in the Incentive Plan may be awarded share units. Share units vest three years after the date of grant. The Company granted 211,010 and 194,668 share units under the Incentive Plan in the six months ended June 30, 2025 and 2024, respectively.
The share units were valued at $13.8 million and $16.0 million at the date of issuance in 2025 and 2024, respectively, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period. Included in share unit expense in the six months ended June 30, 2025 and 2024 was expense associated with accelerated vesting of share unit awards for certain employees who are retirement eligible or will become retirement eligible during the vesting period. Share based compensation expense attributable to share units of $1.8 million and $1.4 million was recognized in the three months ended June 30, 2025 and 2024, respectively. Share based compensation expense attributable to share units of $7.3 million and $9.2 million was recognized in the six months ended June 30, 2025 and 2024, respectively. Certain non-U.S.-based employees receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.
A summary of share unit activity under the Incentive Plan is as follows for the six months ended June 30, 2025:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2025	469,269	$71.50
Granted	211,010	65.50
Vested	(85,467)	73.81
Forfeited	(8,909)	71.34
Issued and unvested at June 30, 2025	585,903	68.84

8. Share Based Compensation (continued)
Performance Stock Units
Beginning in 2023, certain executives may be awarded performance stock units under the Incentive Plan. Performance stock units vest over three years following the grant date. Performance stock units vest under a set of measurement criteria that are based upon achievement of certain Sustainability targets. Potential payouts range from zero to 150% of the target awards and changes from target amounts are reflected as performance adjustments. The Company granted 35,365 and 29,475 performance stock units under the Incentive Plan in the six months ended June 30, 2025 and 2024, respectively.
The performance stock units were valued at $2.3 million and $2.4 million at the date of issuance in 2025 and 2024, respectively, based on the price of the Company’s Common Stock at the date of grant. The performance stock units are recognized as compensation expense ratably over the three-year vesting period. Share based compensation expense attributable to performance stock units of $0.7 million and $0.6 million was recognized in the three months ended June 30, 2025 and 2024, respectively. Share based compensation expense attributable to performance stock units of $1.2 million and $0.9 million was recognized in the six months ended June 30, 2025 and 2024, respectively. Certain non-U.S.-based executives receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.
A summary of performance stock unit activity under the Incentive Plan is as follows for the six months ended June 30, 2025:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2025	74,398	$75.40
Granted	35,365	65.51
Issued and unvested at June 30, 2025	109,763	72.21
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

	Three Months Ended June 30, 2025
(dollars in millions)	North America	Rest of World	Inter-segment Elimination	Total Segments	Corporate Expenses	Total
Sales from external customers	$774.0	$237.3	$—	$1,011.3	$—	$1,011.3
Inter-segment sales	5.0	2.8	—	7.8	—	7.8
	779.0	240.1	—	1,019.1	—	1,019.1
Elimination of Inter-segment sales	(5.0)	(2.8)	—	(7.8)	—	(7.8)
Net Sales	774.0	237.3	—	1,011.3	—	1,011.3
Cost of products sold	463.3	150.9	—	614.2	—	614.2
Gross Profit	310.7	86.4	—	397.1	—	397.1
Inter-segment Profit	—	0.2	(0.2)	—	—	—
Selling, general and administrative expenses	112.8	60.6	—	173.4	17.9	191.3
Other (income) expense, net	(0.2)	0.7	—	0.5	(0.9)	(0.4)
Earnings	$198.1	$25.3	$(0.2)	$223.2	$(17.0)	$206.2
Interest expense						(4.6)
Earnings before provision for income taxes						$201.6

9. Segment Results (continued)

	Three Months Ended June 30, 2024
(dollars in millions)	North America	Rest of World	Inter-segment Elimination	Total Segments	Corporate Expenses	Total
Sales from external customers	$784.4	$239.9	$—	$1,024.3	$—	$1,024.3
Inter-segment sales	6.3	4.9	—	11.2	—	11.2
	790.7	244.8	—	1,035.5	—	1,035.5
Elimination of Inter-segment sales	(6.3)	(4.9)	—	(11.2)	—	(11.2)
Net Sales	784.4	239.9	—	1,024.3	—	1,024.3
Cost of products sold	474.4	153.9	—	628.3	—	628.3
Gross Profit	310.0	86.0	—	396.0	—	396.0
Inter-segment Profit	—	0.1	(0.1)	—	—	—
Selling, general and administrative expenses	111.0	60.6	—	171.6	16.9	188.5
Other expense (income), net	0.6	(0.4)	—	0.2	(1.1)	(0.9)
Earnings	$198.4	$25.9	$(0.1)	$224.2	$(15.8)	$208.4
Interest expense						(1.8)
Earnings before provision for income taxes						$206.6

	Six Months Ended June 30, 2025
(dollars in millions)	North America	Rest of World	Inter-segment Elimination	Total Segments	Corporate Expenses	Total
Sales from external customers	$1,517.4	$457.8	$—	$1,975.2	$—	$1,975.2
Inter-segment sales	10.3	9.0	—	19.3	—	19.3
	1,527.7	466.8	—	1,994.5	—	1,994.5
Elimination of Inter-segment sales	(10.3)	(9.0)	—	(19.3)	—	(19.3)
Net Sales	1,517.4	457.8	—	1,975.2	—	1,975.2
Cost of products sold	909.0	293.7	—	1,202.7	—	1,202.7
Gross Profit	608.4	164.1	—	772.5	—	772.5
Inter-segment Profit	—	0.2	(0.2)	—	—	—
Selling, general and administrative expenses	226.2	118.0	—	344.2	39.7	383.9
Other (income) expense, net	(1.1)	1.3	—	0.2	(1.8)	(1.6)
Earnings	$383.3	$45.0	$(0.2)	$428.1	$(37.9)	$390.2
Interest expense						(7.5)
Earnings before provision for income taxes						$382.7

9. Segment Results (continued)

	Six Months Ended June 30, 2024
(dollars in millions)	North America	Rest of World	Inter-segment Elimination	Total Segments	Corporate Expenses	Total
Sales from external customers	$1,546.0	$457.1	$—	$2,003.1	$—	$2,003.1
Inter-segment sales	11.0	14.6	—	25.6	—	25.6
	1,557.0	471.7	—	2,028.7	—	2,028.7
Elimination of Inter-segment sales	(11.0)	(14.6)	—	(25.6)	—	(25.6)
Net Sales	1,546.0	457.1	—	2,003.1	—	2,003.1
Cost of products sold	923.5	298.9	—	1,222.4	—	1,222.4
Gross Profit	622.5	158.2	—	780.7	—	780.7
Inter-segment Profit	—	0.4	(0.4)	—	—	—
Selling, general and administrative expenses	224.3	117.1	—	341.4	39.3	380.7
Other expense (income), net	1.1	(1.6)	—	(0.5)	(1.6)	(2.1)
Earnings	$397.1	$43.1	$(0.4)	$439.8	$(37.7)	$402.1
Interest expense						(2.8)
Earnings before provision for income taxes						$399.3
Assets, depreciation and capital expenditures by segment

Assets
(dollars in millions)	June 30, 2025	December 31, 2024
North America	$2,434.2	$2,315.2
Rest of World	537.2	592.1
Total Segments	2,971.4	2,907.3
Corporate(1)	275.3	332.7
Total	$3,246.7	$3,240.0
(1) The majority of corporate assets consist of cash, cash equivalents, marketable securities, and deferred income taxes.

Depreciation and amortization	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
North America	$15.6	$15.0	$31.0	$29.8
Rest of World	4.4	4.3	9.4	8.7
Total Segments	20.0	19.3	40.4	38.5
Corporate	0.5	0.3	0.8	0.7
Total	$20.5	$19.6	$41.2	$39.2

Capital expenditures	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
North America	$13.7	$20.7	$32.7	$40.5
Rest of World	3.4	2.2	5.7	4.3
Total Segments	17.1	22.9	38.4	44.8
Corporate	—	—	—	0.1
Total	$17.1	$22.9	$38.4	$44.9

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
Assets (liabilities) measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	Balance Sheet Location	June 30, 2025	December 31, 2024
Quoted prices in active markets for identical assets (Level 1)	Marketable Securities	$—	$36.5
Significant other observable inputs (Level 2)	Accrued Liabilities	(0.8)	(1.9)
Items measured at fair value were comprised of the Company’s marketable securities (Level 1) and derivative instruments (Level 2). There were no changes in the Company's valuation techniques used to measure fair values on a recurring basis during the six months ended June 30, 2025.
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
The combined fair value of the foreign currency forward contracts was an asset balance of $0.5 million as of June 30, 2025 which was recorded in Other current assets within the condensed consolidated balance sheet. The combined fair value of the foreign currency forward contracts was a liability balance of $1.4 million as of December 31, 2024 which was recorded in Accrued liabilities within the condensed consolidated balance sheet.

11. Derivative Instruments (continued)
The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts as of the dates indicated that were designated as cash flow hedges:

(dollars in millions)	June 30, 2025		December 31, 2024
	Buy	Sell	Buy	Sell
Canadian dollar	$—	$76.3	$—	$28.9
Euro	7.0	—	14.0	—
Mexican peso	12.3	—	27.2	—
Total	$19.3	$76.3	$41.2	$28.9

Interest Rate Swaps
The Company is exposed to interest rate risk as a result of its floating rate borrowings. The Company entered into a forward interest rate swap agreement with an independent counterparty to hedge the variability in cash flows due to changes in the Secured Overnight Financing Rate (SOFR) benchmark interest rate associated with variable rate borrowings. The interest rate swap at June 30, 2025 has a maturity date of September 30, 2029 and effectively converts the Company’s variable interest rate obligation to a fixed interest rate obligation. The interest rate swap had an aggregate notional amount of 4.2 billion rupees as of June 30, 2025 and December 31, 2024. The aggregate effective interest rate of the swap as of June 30, 2025 was 8.25%.
The fair value of the interest rate swap contract was a liability balance of $1.3 million and $0.5 million as of June 30, 2025 and December 31, 2024, respectively, which was recorded in Accrued liabilities within the condensed consolidated balance sheet.
The effect of cash flow hedges on the condensed consolidated statement of earnings:
Three Months Ended June 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivatives		Location of (loss) gain reclassified from accumulated other comprehensive loss into earnings	Amount of (loss) gain reclassified from accumulated other comprehensive loss into earnings
	2025	2024		2025	2024
Foreign currency contracts	$0.3	$(1.3)	Cost of products sold	$0.1	$0.8
Interest rate swap	(0.5)	—	Interest expense	(0.1)	—
	$(0.2)	$(1.3)		$—	$0.8
Six Months Ended June 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivatives		Location of (loss) gain reclassified from accumulated other comprehensive loss into earnings	Amount of (loss) gain reclassified from accumulated other comprehensive loss into earnings
	2025	2024		2025	2024
Foreign currency contracts	$1.6	$0.5	Cost of products sold	$(0.1)	$1.4
Interest rate swap	(0.8)	—	Interest expense	(0.1)	—
	$0.8	$0.5		$(0.2)	$1.4

11. Derivative Instruments (continued)
Net Investment Hedges
The Company uses foreign currency denominated intercompany debt and third-party foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For the derivative instruments that are designated and qualify as net investment hedges, gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its non-U.S. subsidiaries. These hedges are determined to be effective. The Company recognized $(2.6) million of after-tax losses and $1.4 million of after-tax gains associated with hedges of net investments in non-U.S. subsidiaries in currency translation adjustment in other comprehensive loss in the three months ended June 30, 2025 and June 30, 2024, respectively. The Company recognized $(3.8) million of after-tax losses and $5.4 million of after-tax gains associated with hedges of net investments in non-U.S. subsidiaries in currency translation adjustment in other comprehensive loss in the six months ended June 30, 2025 and June 30, 2024, respectively.
The contractual amount of the Company’s foreign currency denominated intercompany debt that is designated as a net investment hedge was ¥1.5 billion RMB as of June 30, 2025 and December 31, 2024. The fair value of the net investment hedge was zero as of June 30, 2025 and December 31, 2024.
Balance Sheet Hedges
Foreign Exchange Contracts
The Company historically entered into foreign exchange contracts to mitigate the foreign currency volatility relative to certain intercompany loans. These foreign exchange contracts did not qualify for hedge accounting in accordance with ASC 815 and as such were marked to market through earnings. The fair value of the foreign exchange contracts was zero as of June 30, 2025 and December 31, 2024.
The following table summarizes the contractual amounts of the Company's foreign exchange contracts that are designated as balance sheet hedges:

(dollars in millions)	June 30, 2025		December 31, 2024
	Buy	Sell	Buy	Sell
Canadian dollar	$—	$—	$—	$6.4
The amounts recognized within the condensed consolidated statements of earnings related to the Company's foreign exchange contracts are set forth below.
Three Months Ended June 30 (dollars in millions):

Derivatives not designated as hedging instruments:	Location of expense within the condensed consolidated statements of earnings	2025	2024
Foreign exchange contracts	Other expense, net	$—	$1.7
Six Months Ended June 30 (dollars in millions):

Derivatives not designated as hedging instruments:	Location of expense within the condensed consolidated statements of earnings	2025	2024
Foreign exchange contracts	Other expense, net	$—	$5.7
12. Income Taxes
The Company’s effective income tax rate for the three and six months ended June 30, 2025 was 24.5 percent. The Company estimates that its annual effective income tax rate for the full year 2025 will be approximately between 24.0 and 24.5 percent. The effective income tax rate for the three and six months ended June 30, 2024 was 24.4 percent and 23.9 percent, respectively. The change in the effective income tax rate for the three and six months ended June 30, 2025 compared to the effective income tax rate for the three and six months ended June 30, 2024 was primarily due to the geographical earnings mix.
As of June 30, 2025, the Company had $16.2 million of unrecognized tax benefits of which $4.3 million would affect its effective income tax rate if recognized. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company’s U.S. federal income tax returns and its U.S. state and local income tax returns are subject to audit for the years 2018-2025 and 2006-2025, respectively. The Company is subject to examinations in foreign tax jurisdictions for the years 2019-2025.

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
The Provider is required to indemnify the Company for any losses the Company would incur in the event of an inventory repurchase under these arrangements. Potential losses under the repurchase arrangements represent the difference between the repurchase price and net proceeds from the resale of the product plus costs incurred in the process, less related distributor rebates. The Company’s reserves for estimated losses under these repurchase arrangements were immaterial as of June 30, 2025 and December 31, 2024.
14. Changes in Accumulated Other Comprehensive Loss by Component
Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)	Three Months Ended June 30,
	2025	2024
Cumulative foreign currency translation
Balance at beginning of period	$(103.6)	$(85.1)
Other comprehensive gain (loss) before reclassifications	14.5	(2.4)
Balance at end of period	(89.1)	(87.5)
Unrealized net (loss) gain on cash flow derivatives
Balance at beginning of period	(0.7)	1.7
Other comprehensive losses before reclassifications	(0.3)	(1.0)
Realized losses (gains) on derivatives (net of income tax provision of $0.1 and $0.2 in 2025 and 2024, respectively)	0.1	(0.7)
Balance at end of period	(0.9)	—
Pension liability
Balance at beginning of period	(6.0)	(4.5)
Amounts reclassified from accumulated other comprehensive loss:	0.1	—
Balance at end of period	(5.9)	(4.5)
Accumulated other comprehensive loss, end of period	$(95.9)	$(92.0)

14. Changes in Accumulated Other Comprehensive Loss by Component (continued)

Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)	Six Months Ended June 30,
	2025	2024
Cumulative foreign currency translation
Balance at beginning of period	$(104.3)	$(80.3)
Other comprehensive gain (loss) before reclassifications	15.2	(7.2)
Balance at end of period	(89.1)	(87.5)
Unrealized net (loss) gain on cash flow derivatives
Balance at beginning of period	(1.5)	0.7
Other comprehensive gain before reclassifications	0.4	0.4
Realized losses (gains) on derivatives (net of income tax provision of $0.0 and $0.3 in 2025 and 2024, respectively)	0.2	(1.1)
Balance at end of period	(0.9)	—
Pension liability
Balance at beginning of period	(6.1)	(4.6)
Amounts reclassified from accumulated other comprehensive loss:	0.2	0.1
Balance at end of period	(5.9)	(4.5)
Accumulated other comprehensive loss, end of period	$(95.9)	$(92.0)

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
We continue to seek acquisitions that enable geographic growth, expand our core business, and establish adjacencies. On November 1, 2024, we acquired Pureit from Unilever for approximately $125 million, subject to customary adjustments. Pureit, a leading water purification business in South Asia, offers a broad range of residential water purification solutions. Pureit contributed $28 million to sales in the first half of 2025 and is expected to have sales of approximately USD $50 million for the full year 2025. The acquisition fits squarely in our core capabilities and doubles our market penetration in the South Asia region. In the first quarter of 2024, we acquired Impact Water Products, a privately-held water treatment company. The acquisition supports our geographic expansion and growth strategy by expanding the West Coast presence of our water treatment business.
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
In our North America segment, we saw lower water heater volumes in the first half of 2025 against a difficult comparison in the same period last year. We believe that a pre-buy ahead of our March 2024 price increase pulled forward some demand into the first half of 2024. In 2025, while we believe we benefited from some pre-tariff and price increase pull ahead, we actively worked with our customers to limit the impact to help enable greater operational efficiencies, a key 2025 company initiative. 2024 residential industry unit volumes were flat compared to the prior year and we project 2025 industry residential unit volumes will be flat as well. We anticipate that commercial water heater industry volumes will also be approximately flat in 2025 after minimal growth in 2024. In response to higher steel and other input costs, including tariffs, we announced price increases on most of our water heater and boiler products in the first half of 2025. In addition to pricing, we intend to mitigate the impact of tariffs through footprint optimization, strategic sourcing actions and other cost containment initiatives. We expect our boiler sales to grow between four and six percent in 2025 compared to 2024 as we continue to benefit from the transition to higher efficiency boilers. We anticipate sales of our North America water treatment products will be between $235 million and $245 million, a year-over-year decrease of approximately five percent as we de-emphasize certain channels and focus on our more profitable channels.
In our Rest of World segment, China sales declined eight percent in the first half of 2025 due to continued weak consumer demand. For the full year 2025, we project our third-party sales in China to decrease between five to eight percent in local currency compared to 2024 as we expect economic challenges will persist in 2025. We are initiating an assessment of strategic opportunities for our China business, including strategic partnerships and other alternatives. We believe the China market has substantial long-term prospects and are committed to realizing the potential upside inherent in our China business.
Combining all of these factors, we expect our 2025 consolidated sales to increase between one to three percent compared to 2024. Our guidance excludes the impacts from potential future acquisitions and any potential outcomes of the assessment of the China business.

Results of Operations

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$1,011.3	$1,024.3	$1,975.2	$2,003.1
Cost of products sold	614.2	628.3	1,202.7	1,222.4
Gross profit	397.1	396.0	772.5	780.7
Gross profit margin %	39.3%	38.7%	39.1%	39.0%
Selling, general and administrative expenses	191.3	188.5	383.9	380.7
Interest expense	4.6	1.8	7.5	2.8
Other income, net	(0.4)	(0.9)	(1.6)	(2.1)
Earnings before provision for income taxes	201.6	206.6	382.7	399.3
Provision for income taxes	49.4	50.4	93.9	95.5
Net Earnings	$152.2	$156.2	$288.8	$303.8
Our sales in the second quarter of 2025 were $1,011.3 million, and lower than the second quarter of 2024 sales of $1,024.3 million. Sales in the first six months of 2025 were $1,975.2 million, and lower than sales of $2,003.1 million in the same period last year. Compared to the prior year quarter, our net sales decrease was primarily driven by lower residential water heater volumes in North America, and lower sales in China, which more than offset our higher sales of boilers and incremental sales related to the 2024 acquisition of Pureit which added approximately $16 million in the second quarter. Our net sales decrease in the first six months of 2025 was primarily driven by lower residential water heater volumes in North America, lower sales in China, and unfavorable currency translation of approximately $8 million due to the depreciation of foreign currencies compared to the U.S. dollar, which more than offset our higher sales of boilers and incremental sales related to the 2024 acquisition of Pureit which added approximately $28 million in the first six months of 2025.
Our gross profit margin in the second quarter of 2025 was 39.3 percent, up compared to 38.7 percent in the second quarter of 2024. Gross profit margin in the first six months of 2025 was 39.1 percent essentially flat compared to the gross profit margin of 39.0 percent in the first six months of 2024. The increase in gross profit margin in the second quarter was primarily driven by mix benefits toward more profitable channels in water treatment.
Selling, general, and administrative (SG&A) expenses in the second quarter of 2025 increased $2.8 million compared to the second quarter of 2024. SG&A expenses increased $3.2 million in the first six months of 2025 compared to the prior year. The increase in SG&A expenses in the second quarter and first six months of 2025 compared to the prior year periods was primarily due to higher employee costs from management incentives and higher selling expenses to support our sales initiatives.
Interest expense in the second quarter of 2025 was $4.6 million compared to $1.8 million in the same period last year. Interest expense in the first six months of 2025 was $7.5 million compared to $2.8 million in the same period the previous year. The increase in interest expense in the second quarter and first six months of 2025 was primarily due to higher debt levels.
Other income, net was $0.4 million in the second quarter of 2025 compared to $0.9 million in the second quarter of 2024. Other income, net was $1.6 million in the first six months of 2025 compared to $2.1 million in the same period last year. The decrease in Other income, net in the second quarter and first six months of 2025 was primarily due to lower interest income.
Our effective income tax rate for the three and six months ended June 30, 2025 was 24.5 percent. The effective income tax rate for the three and six months ended June 30, 2024 was 24.4 percent and 23.9 percent, respectively. The change in the effective income tax rate for the three and six months ended June 30, 2025 compared to the effective income tax rate for the three and six months ended June 30, 2024 was primarily due to the geographical earnings mix. We estimate that our annual effective income tax rate for the full year of 2025 will be approximately 24 to 24.5 percent.

North America Segment

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Sales	$779.0	$790.7	$1,527.7	$1,557.0
Segment Earnings	198.1	198.4	383.3	397.1
Segment margin	25.4%	25.1%	25.1%	25.5%
Sales in our North America segment were $779.0 million in the second quarter of 2025, a decrease of $11.7 million from $790.7 million in the second quarter of 2024. Sales in the first six months of 2025 were $1,527.7 million, or $29.3 million lower than sales of $1,557.0 million in the same period last year. Compared to the prior year quarter, our net sales decrease was primarily driven by lower residential water heater volumes and partially offset by favorable pricing actions and higher boiler sales. Our net sales decrease in the first six months of 2025 was driven by lower residential water heater volumes and an unfavorable currency translation of approximately $6 million which more than offset our favorable pricing actions and higher boiler sales.
North America segment earnings were $198.1 million in the second quarter of 2025, or $0.3 million lower than segment earnings of $198.4 million in the second quarter of 2024. Segment earnings in the first six months of 2025 were $383.3 million, a decrease of $13.8 million compared to segment earnings of $397.1 million in the first six months of 2024. Segment margins were 25.4 percent and 25.1 percent in the second quarter of 2025 and 2024, respectively. Segment margins were 25.1 percent and 25.5 percent in the first six months of 2025 and 2024, respectively. Lower segment earnings in the second quarter of 2025 compared to the prior year quarter were primarily due to lower water heater volumes that were partially offset by higher boiler sales. Higher segment margin in the second quarter of 2025 compared to the prior year quarter were primarily driven by mix benefits toward more profitable channels in water treatment as well as growth in high efficiency water heaters. Lower segment earnings and margin in the first six months of 2025 compared to the prior year were primarily due to lower water heater volumes, lower volume-related absorption, and continued strategic investments, which were partially offset by favorable pricing actions and higher boiler volumes. We estimate our 2025 North America segment margin will be approximately 24 to 24.5 percent.
Rest of World Segment

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Sales	$240.1	$244.8	$466.8	$471.7
Segment Earnings	25.3	25.9	45.0	43.1
Segment margin	10.5%	10.6%	9.6%	9.1%
Sales in the Rest of World segment were $240.1 million in the second quarter of 2025, compared to $244.8 million in the second quarter of 2024. Sales in the first six months of 2025 were $466.8 million, or $4.9 million lower than sales of $471.7 million in the same period last year. Compared to the prior year quarter, the decrease in sales was primarily due to lower volumes of our residential water treatment and water heater products in China that were partially offset by incremental sales related to our 2024 acquisition of Pureit which added approximately $16 million in net sales. Our net sales decrease in the first six months of 2025 was due to lower volumes of our residential water treatment and water heater products in China that were partially offset by incremental sales related to our 2024 acquisition of Pureit which added approximately $28 million in net sales.
Rest of World segment earnings were $25.3 million in the second quarter of 2025, or $0.6 million lower compared to $25.9 million in the second quarter of 2024. Segment earnings in the first six months of 2025 were $45.0 million, an increase of $1.9 million compared to segment earnings of $43.1 million in the first six months of 2024. Segment margins were 10.5 percent and 10.6 percent in the second quarter of 2025 and 2024, respectively. Segment margins were 9.6 percent and 9.1 percent in the first six months of 2025 and 2024, respectively. The lower segment earnings and segment margin in the second quarter of 2025 compared to the prior quarter were primarily driven by lower volumes in China, which were partially offset by cost reduction actions. The higher segment earnings and segment margin in the first six months of 2025 compared to the prior year were primarily driven by cost reduction actions and benefits from our fourth quarter of 2024 restructuring actions which more than offset lower volumes in China. We estimate our 2025 Rest of World segment margin will be approximately eight to nine percent.

Outlook
We expect our consolidated sales in 2025 to increase between one and three percent compared to 2024. Our projection is driven by expected boiler sales growth of between four and six percent and flat industry residential and commercial volumes in North America in 2025 compared to 2024. In our Rest of the World segment, after a challenging 2024, we expect consumer demand softness will persist in 2025 in China and a decline in third-party sales. We intend to mitigate the impact of tariffs through pricing actions, footprint optimization, strategic sourcing actions and other cost containment initiatives We expect full-year earnings of between $3.70 and $3.90 per share. Our guidance excludes the impacts from potential future acquisitions and any potential outcomes of the assessment of the China business.
Liquidity & Capital Resources
Our working capital was $545.5 million at June 30, 2025, compared with $495.7 million at December 31, 2024. The increase in working capital was primarily related to higher receivable balances and lower accounts payable and partially offset by lower cash balances. As of June 30, 2025, cash balances were positively impacted by $2.9 million due to changes in foreign currency during the quarter. Cash and cash equivalents used to fund our operations are primarily generated through operating activities and our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We use a global cash pooling arrangement, intercompany borrowing, and some local credit lines to meet funding needs and allocate capital resources among various entities. We have historically made and anticipate future cash repatriations from certain foreign subsidiaries. In the first six months of 2025, we repatriated approximately $72 million of cash from our foreign subsidiaries and used the proceeds to pay down outstanding debt balances.

(dollars in millions)	Six Months Ended June 30,
	2025	2024
Cash provided by operating activities	$178.3	$164.0
Cash used in investing activities	(1.8)	(60.1)
Cash used in financing activities	(241.1)	(223.7)
Cash provided by operations in the first six months of 2025 was $178.3 million and higher than $164.0 million in the first six months of 2024, primarily due to lower cash outlays for working capital needs in 2025 that were partially offset by lower current year earnings. Our free cash flow in the first six months of 2025 and 2024 was $139.9 million and $119.1 million, respectively. We expect cash provided by operating activities to be between $600 million and $625 million in 2025. We expect free cash flow to be between $500 million and $525 million in 2025. Free cash flow is a non-GAAP measure described in more detail in the Non-GAAP Measures section below.
Capital expenditures totaled $38.4 million in the first six months of 2025 compared with $44.9 million in the same period last year. We project that 2025 capital expenditures will be between $90 million and $100 million and full-year depreciation and amortization expense will be approximately $80 million.
In 2024, we renewed and amended our $500 million revolving credit facility ("renewed facility") which now expires on August 23, 2029. The renewed facility is with a group of nine banks and has an accordion provision that allows it to be increased up to $1 billion if certain conditions (including lender approval) are satisfied. Borrowing rates under the renewed facility are determined by our leverage ratio. The renewed facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of June 30, 2025, and expect to be in compliance for the foreseeable future. The renewed facility backs up commercial paper and credit line borrowings. At June 30, 2025, we had $145.0 million of borrowings outstanding under the renewed facility and an available borrowing capacity of $355.0 million. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.
Our total debt increased by $110.2 million in the first six months of 2025 as we used available cash to fund our stock repurchase program. Our leverage, as measured by the ratio of total debt to total capitalization, was 14.1 percent at June 30, 2025, compared with 9.3 percent at December 31, 2024.
In the first quarter of 2025, our Board of Directors approved adding 5,000,000 shares of common stock to the existing discretionary share repurchase authority. Under the share repurchase program, the common stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. During the first six months of 2025, we repurchased 3,786,073 shares at an average price of $66.37 per share and at a total cost of $251.3 million. As of

June 30, 2025, there were 2,960,052 shares remaining on the existing repurchase authorization. Depending on factors such as stock price, working capital requirements, and alternative investment opportunities, we expect to spend approximately $400 million on stock repurchases in 2025 through a combination of any Rule 10b5-1 automatic trading plan and open market repurchases.
On July 7, 2025, our Board of Directors declared a regular quarterly cash dividend of $0.34 per share on our Common Stock and Class A common stock. The dividend is payable on August 15, 2025, to shareholders of record on July 31, 2025.
Non-GAAP Financial Information
We provide non-GAAP measures of free cash flow and adjusted EPS. We define free cash flow as cash provided by operating activities less capital expenditures, while adjusted EPS excludes the impact of restructuring and impairment expenses.
We believe that free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements and the measure of adjusted EPS provides useful information to investors about our performance and allows management and our investors to better understand our performance between periods without regard to items that we do not consider to be a component of our core operating performance or recurring in nature.

A. O. SMITH CORPORATION
Free Cash Flow
(dollars in millions)
(unaudited)

The following is a reconciliation of reported cash flow from operating activities to free cash flow (non-GAAP):

	Six Months Ended June 30,
	2025	2024
Cash provided by operating activities (GAAP)	$178.3	$164.0
Less: Capital expenditures	(38.4)	(44.9)
Free cash flow (non-GAAP)	$139.9	$119.1

A. O. SMITH CORPORATION
2025 EPS Guidance and 2024 Adjusted EPS
(unaudited)

The following is a reconciliation of diluted EPS to adjusted EPS (non-GAAP) (all items are net of tax):

	2025 Guidance	2024
Diluted EPS (GAAP)	$3.70-3.90	$3.63
Restructuring and impairment expense	—	0.10	(1)
Adjusted EPS (non-GAAP)	$3.70-3.90	$3.73
(1)Includes pre-tax restructuring and impairment expenses of $11.3 million and $6.3 million, within the Rest of World segment and North America segment, respectively.

Critical Accounting Policies
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2024. We believe that at June 30, 2025, there was no material change to this information.
Recent Accounting Pronouncements
Refer to Recent Accounting Pronouncements in Note 1 – Basis of Presentation in the notes to our condensed consolidated financial statements included in Part 1 Financial Information.
Forward Looking Statements
This filing contains statements that the Company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “continue,” “guidance,” “outlook” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: negative impact to the Company’s businesses from international tariffs, including any new or increased tariffs that could also trigger retaliatory responses from other countries, as well as, trade disputes and geopolitical differences, including the conflicts in Ukraine and the Middle East; further softening in U.S. residential and commercial water heater demand; negative impacts to the Company, particularly the demand for its products, resulting from global inflationary pressures or a potential recession in one or more of the markets in which the Company participates; the Company’s ability to continue to obtain commodities, components, parts and accessories on a timely basis through its supply chain and at expected costs; negative impacts to demand for the Company’s products, particularly commercial products, as a result of changes in commercial property usage that followed the COVID-19 pandemic; further weakening in North American residential or commercial construction or instability in the Company's replacement markets; inability of the Company to implement or maintain pricing actions; inconsistent recovery of the Chinese economy or a further decline in the growth rate of consumer spending or housing sales in China; the availability, timing or effects of China stimulus programs; uncertain outcomes and costs and other potential impacts of the Company's assessment relating to the Company's China business; potential weakening in the high-efficiency gas boiler segment in the U.S.; substantial defaults in payment by, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; foreign currency fluctuations; the Company’s inability to successfully integrate or achieve its strategic objectives resulting from acquisitions; failure to realize the expected benefits of acquisitions or expected synergies; failure to realize the expected benefits, timing and extent, of regulatory changes; competitive pressures on the Company’s businesses; including new technologies and new competitors; the impact of potential information technology or data security breaches; negative impact of changes in government regulations or regulatory requirements; the inability to respond to secular trends toward decarbonization and energy efficiency and adverse developments in general economic, political and business conditions in key regions of the world. A more detailed description of these risks is contained under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Forward-looking statements included in this filing are made only as of the date of this filing, and the Company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the Company, or persons acting on its behalf, are qualified entirely by these cautionary statements.
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

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon this evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of June 30, 2025 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
In the first quarter of 2025, our Board of Directors approved adding 5,000,000 shares of common stock to the existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In the second quarter of 2025, we repurchased 1,991,379 shares at an average price of $65.64 per share and at a total cost of $130.7 million. As of June 30, 2025, there were 2,960,052 shares remaining on the existing repurchase authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 1 - April 30, 2025	564,851	$63.72	564,851	4,386,580
May 1 - May 31, 2025	799,788	68.10	799,788	3,586,792
June 1 - June 30, 2025	626,740	64.24	626,740	2,960,052
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.
ITEM 5 - OTHER INFORMATION
During the three months ended June 30, 2025, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6 - EXHIBITS
Refer to the Exhibit Index on page 27 of this report.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2025 and 2024, (ii) the Condensed Consolidated Statement of Comprehensive Earnings for the three and six months ended June 30, 2025 and 2024, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024 (iv) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2025 and 2024 (v) the Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024 (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

July 24, 2025	/s/ Benjamin A. Otchere
Benjamin A. Otchere
Vice President and Controller

/s/ Charles T. Lauber
Charles T. Lauber
Executive Vice President and Chief Financial Officer