Form 10-Q
period 2025-09-30
SMITH A O CORP
filed 2025-10-28
CIK 91142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☒ No
Class A Common Stock Outstanding as of October 24, 2025 - 25,865,697 shares
Common Stock Outstanding as of October 24, 2025 - 113,372,121 shares

Index
A. O. Smith Corporation

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$942.5	$902.6	$2,917.7	$2,905.7
Cost of products sold	578.0	565.3	1,780.7	1,787.7
Gross profit	364.5	337.3	1,137.0	1,118.0
Selling, general and administrative expenses	188.9	176.6	572.8	557.3
Interest expense	3.6	1.5	11.1	4.3
Other income, net	0.2	2.6	(1.4)	0.5
Earnings before provision for income taxes	171.8	156.6	554.5	555.9
Provision for income taxes	39.8	36.5	133.7	132.0
Net Earnings	$132.0	$120.1	$420.8	$423.9
Basic Net Earnings Per Share of Common Stock(1)	$0.94	$0.82	$2.97	$2.90
Diluted Net Earnings Per Share of Common Stock(1)	$0.94	$0.82	$2.95	$2.87
Dividends Per Share of Common Stock	$0.34	$0.32	$1.02	$0.96
(1)Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net earnings	$132.0	$120.1	$420.8	$423.9
Other comprehensive earnings (loss)
Foreign currency translation adjustments	(5.8)	7.6	9.4	0.4
Unrealized gains (losses) on cash flow derivative instruments, less related income tax (provision) benefit of $(0.5) and $(0.7) in 2025, $0.3 and $0.5 in 2024	1.4	(0.9)	2.0	(1.6)
Adjustment to pension liability, less related income tax provision of $0.0 and $0.1 in 2025, $0.0 and $0.1 in 2024	—	0.1	0.2	0.2
Comprehensive Earnings	$127.6	$126.9	$432.4	$422.9
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except for shares)

	(unaudited) September 30, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$152.7	$239.6
Marketable securities	20.1	36.5
Receivables	589.0	541.4
Inventories	507.3	532.1
Other current assets	47.0	43.3
Total Current Assets	1,316.1	1,392.9
Property, plant and equipment	1,547.3	1,495.9
Less accumulated depreciation	(914.3)	(867.2)
Net property, plant and equipment	633.0	628.7
Goodwill	710.0	761.7
Other intangibles	366.1	321.1
Operating lease assets	45.6	32.8
Other assets	99.9	102.8
Total Assets	$3,170.7	$3,240.0
Liabilities
Current Liabilities
Trade payables	$521.4	$588.7
Accrued payroll and benefits	85.5	78.5
Accrued liabilities	154.0	153.0
Product warranties	72.6	67.0
Debt due within one year	19.0	10.0
Total Current Liabilities	852.5	897.2
Long-term debt	166.8	183.2
Product warranties	130.9	123.4
Long-term operating lease liabilities	35.6	23.5
Other liabilities	140.4	129.2
Total Liabilities	1,326.2	1,356.5
Stockholders’ Equity
Class A Common Stock (shares issued, 25,996,077 and 26,014,825 as of September 30, 2025 and December 31, 2024, respectively)	130.0	130.1
Common Stock (shares issued 164,711,517 and 164,692,769 as of September 30, 2025 and December 31, 2024, respectively)	164.7	164.7
Capital in excess of par value	612.4	601.3
Retained earnings	3,876.7	3,601.3
Accumulated other comprehensive loss	(100.3)	(111.9)
Treasury stock at cost	(2,839.0)	(2,502.0)
Total Stockholders’ Equity	1,844.5	1,883.5
Total Liabilities and Stockholders’ Equity	$3,170.7	$3,240.0
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net earnings	$420.8	$423.9
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	62.8	59.5
Share based compensation expense	11.3	12.7
Deferred income taxes	9.7	(0.9)
Net changes in operating assets and liabilities:
Current assets and liabilities	(83.6)	(121.3)
Noncurrent assets and liabilities	12.7	(14.0)
Cash Provided by Operating Activities	433.7	359.9
Investing Activities
Capital expenditures	(53.2)	(77.4)
Acquisition of business	—	(21.3)
Investments in marketable securities	(42.7)	(72.9)
Net proceeds from sale of marketable securities	59.2	60.5
Cash Used in Investing Activities	(36.7)	(111.1)
Financing Activities
Long-term debt incurred	(6.8)	(6.9)
Common stock repurchases	(335.4)	(237.1)
Net proceeds from stock option activity	0.7	17.2
Dividends paid	(145.1)	(140.9)
Cash Used in Financing Activities	(486.6)	(367.7)
Effect of exchange rate changes on cash and cash equivalents	2.7	(1.7)
Net decrease in cash and cash equivalents	(86.9)	(120.6)
Cash and cash equivalents - beginning of period	239.6	339.9
Cash and Cash Equivalents - End of Period	$152.7	$219.3
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Class A Common Stock
Balance at the beginning of period	$130.0	$130.1	$130.1	$130.1
Conversion of Class A Common Stock	—	—	(0.1)	—
Balance at end of period	$130.0	$130.1	$130.0	$130.1
Common Stock
Balance at the beginning of period	$164.7	$164.7	$164.7	$164.7
Conversion of Class A Common Stock	—	$—	—	$—
Balance at end of period	$164.7	$164.7	$164.7	$164.7
Capital in Excess of Par Value
Balance at the beginning of period	$609.4	$593.1	$601.3	$578.2
Conversion of Class A Common Stock	—	—	0.1	—
Issuance of share units	(2.3)	—	(15.0)	(15.0)
Vesting of share units	—	(0.1)	(1.8)	(1.9)
Share based compensation expense	2.5	1.9	10.8	11.3
Exercises of stock options	0.5	4.7	1.1	11.0
Issuance of share based compensation	2.3	0.1	15.9	16.1
Balance at end of period	$612.4	$599.7	$612.4	$599.7
Retained Earnings
Balance at the beginning of period	$3,792.5	$3,467.6	$3,601.3	$3,258.1
Net earnings	132.0	120.1	420.8	423.9
Dividends on stock	(47.8)	(46.7)	(145.4)	(141.0)
Balance at end of period	$3,876.7	$3,541.0	$3,876.7	$3,541.0
Accumulated Other Comprehensive Loss (see Note 14)	$(100.3)	$(85.2)	$(100.3)	$(85.2)
Treasury Stock
Balance at the beginning of period	$(2,754.8)	$(2,351.9)	$(2,502.0)	$(2,202.5)
Exercise of stock options	0.7	3.1	(0.4)	6.3
Share incentives and directors' compensation	—	—	0.3	0.2
Shares repurchased	(84.1)	(83.9)	(335.4)	(237.1)
Excise tax on repurchases of common stock	(0.8)	(0.9)	(3.3)	(2.4)
Vesting of share units	—	—	1.8	1.9
Balance at end of period	$(2,839.0)	$(2,433.6)	$(2,839.0)	$(2,433.6)
Total Stockholders’ Equity	$1,844.5	$1,916.7	$1,844.5	$1,916.7
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full year. It is suggested the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 11, 2025.
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
The nature, timing and amount of revenue for a respective performance obligation are consistent for each customer. The Company measures the sales transaction price based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Sales and value added taxes are excluded from the measurement of the transaction price. The Company’s payment terms for the majority of its customers are 30 to 90 days from shipment. Additionally, certain customers in China pay the Company prior to the shipment of products resulting in a customer deposits liability of $28.6 million and $54.4 million at September 30, 2025 and December 31, 2024, respectively. Customer deposit liabilities are short term in nature, recognized into revenue within one year of receipt.
The Company assesses the collectability of customer receivables based on the creditworthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for credit losses, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors including forward-looking information when establishing adequate allowances for credit losses, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. The Company’s allowance for credit losses was $15.2 million and $12.9 million at September 30, 2025 and December 31, 2024, respectively.

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

2. Revenue Recognition (continued)
The following table disaggregates the Company’s net sales by segment. As described above, the Company’s North America segment sales are further disaggregated by major product line. In addition, the Company’s Rest of World segment sales are disaggregated by China and all other Rest of World:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
North America
Water heaters and related parts	$604.9	$568.9	$1,873.9	$1,877.4
Boilers and related parts	78.0	71.1	213.6	197.2
Water treatment products and related parts	59.9	63.3	183.0	185.7
Total North America	742.8	703.3	2,270.5	2,260.3
Rest of World
China	$151.7	$174.6	$531.2	$593.4
All other Rest of World	56.2	35.7	143.5	88.6
Total Rest of World	207.9	210.3	674.7	682.0
Inter-segment sales	(8.2)	(11.0)	(27.5)	(36.6)
Total Net Sales	$942.5	$902.6	$2,917.7	$2,905.7
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

4. Inventories
The following table presents the components of the Company’s inventory balances:

(dollars in millions)	September 30, 2025	December 31, 2024
Finished products	$187.4	$196.1
Work in process	46.1	42.4
Raw materials	320.7	343.0
Inventories, at FIFO cost	554.2	581.5
LIFO reserve	(46.9)	(49.4)
Inventories, at LIFO cost	$507.3	$532.1
5. Product Warranties
The Company offers warranties on the sales of certain of its products with terms that are consistent with the market and records an accrual for the estimated future claims. The following table presents the Company’s warranty liability activity:

(dollars in millions)	Three Months Ended September 30,
	2025	2024
Balance at July 1,	$201.1	$187.6
Expense	18.2	16.0
Claims settled	(15.8)	(16.4)
Balance at September 30,	$203.5	$187.2

(dollars in millions)	Nine Months Ended September 30,
	2025	2024
Balance at January 1,	$190.4	$188.1
Expense	61.0	58.5
Acquired obligations(1)	1.1	—
Claims settled	(49.0)	(59.4)
Balance at September 30,	$203.5	$187.2
(1) Refer to Note 3 for additional information regarding the acquisition of Pureit
6. Debt
In 2024, the Company renewed and amended its $500 million multi-year, multi-currency revolving credit agreement with a new expiration date of August 23, 2029. The facility has an accordion provision that allows it to be increased up to $1 billion if certain conditions (including lender approval) are satisfied. Borrowings under the Company's bank credit lines and commercial paper borrowings are supported by a $500 million revolving credit agreement. As a result of the long-term nature of this facility, the Company’s commercial paper and credit line borrowings are classified as long-term debt at September 30, 2025. At its option, the Company either maintains cash balances or pays fees for bank credit and services. The facility requires the Company to maintain two financial covenants, a leverage ratio test and an interest coverage test. The Company was in compliance with the covenants as of September 30, 2025.

7. Earnings per Share of Common Stock
The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Denominator for basic earnings per share - weighted average shares	139,953,331	145,577,396	141,707,680	146,404,181
Effect of dilutive stock options and share units	941,557	1,122,944	874,905	1,125,265
Denominator for diluted earnings per share	140,894,888	146,700,340	142,582,585	147,529,446
8. Share Based Compensation
The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the Incentive Plan) effective January 1, 2007, and the Incentive Plan was most recently reapproved by stockholders on April 15, 2020. The Incentive Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of share based compensation at September 30, 2025 was 2,043,675. Upon vesting or exercise of share based compensation, shares are issued from treasury stock.
Share Units
Participants in the Incentive Plan may be awarded share units. Share units vest three years after the date of grant. The Company granted 245,168 and 195,363 share units under the Incentive Plan in the nine months ended September 30, 2025 and 2024, respectively.
The share units were valued at $16.1 million at the date of issuance in both 2025 and 2024, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period. Included in share unit expense in the nine months ended September 30, 2025 and 2024 was expense associated with accelerated vesting of share unit awards for certain employees who are retirement eligible or will become retirement eligible during the vesting period. Share based compensation expense attributable to share units of $2.1 million and $1.7 million was recognized in the three months ended September 30, 2025 and 2024, respectively. Share based compensation expense attributable to share units of $9.4 million and $10.9 million was recognized in the nine months ended September 30, 2025 and 2024, respectively. Certain non-U.S.-based employees receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.
A summary of share unit activity under the Incentive Plan is as follows for the nine months ended September 30, 2025:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2025	469,269	$71.50
Granted	245,168	65.82
Vested	(85,872)	73.72
Forfeited	(11,861)	70.82
Issued and unvested at September 30, 2025	616,704	68.75

8. Share Based Compensation (continued)
Performance Stock Units
Beginning in 2023, certain executives may be awarded performance stock units under the Incentive Plan. Performance stock units vest over three years following the grant date. Performance stock units vest under a set of measurement criteria that are based upon achievement of certain Sustainability targets. Potential payouts range from zero to 150% of the target awards and changes from target amounts are reflected as performance adjustments. The Company granted 38,150 and 29,475 performance stock units under the Incentive Plan in the nine months ended September 30, 2025 and 2024, respectively.
The performance stock units were valued at $2.5 million and $2.4 million at the date of issuance in 2025 and 2024, respectively, based on the price of the Company’s Common Stock at the date of grant. The performance stock units are recognized as compensation expense ratably over the three-year vesting period. Share based compensation expense attributable to performance stock units of $0.7 million and $0.4 million was recognized in the three months ended September 30, 2025 and 2024, respectively. Share based compensation expense attributable to performance stock units of $1.9 million and $1.3 million was recognized in the nine months ended September 30, 2025 and 2024, respectively. Certain non-U.S.-based executives receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.
A summary of performance stock unit activity under the Incentive Plan is as follows for the nine months ended September 30, 2025:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2025	74,398	$75.40
Granted	38,150	65.64
Forfeited	(1,600)	71.23
Issued and unvested at September 30, 2025	110,948	72.10
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

	Three Months Ended September 30, 2025
(dollars in millions)	North America	Rest of World	Inter-segment Elimination	Total Segments	Corporate Expenses	Total
Sales from external customers	$737.7	$204.8	$—	$942.5	$—	$942.5
Inter-segment sales	5.1	3.1	—	8.2	—	8.2
	742.8	207.9	—	950.7	—	950.7
Elimination of Inter-segment sales	(5.1)	(3.1)	—	(8.2)	—	(8.2)
Net Sales	737.7	204.8	—	942.5	—	942.5
Cost of products sold	447.9	130.1	—	578.0	—	578.0
Gross Profit	289.8	74.7	—	364.5	—	364.5
Inter-segment Profit	—	—	—	—	—	—
Selling, general and administrative expenses	109.6	58.6	—	168.2	20.7	188.9
Other (income) expense, net	0.5	0.7	—	1.2	(1.0)	0.2
Earnings	$179.7	$15.4	$—	$195.1	$(19.7)	$175.4
Interest expense						(3.6)
Earnings before provision for income taxes						$171.8

9. Segment Results (continued)

	Three Months Ended September 30, 2024
(dollars in millions)	North America	Rest of World	Inter-segment Elimination	Total Segments	Corporate Expenses	Total
Sales from external customers	$697.6	$205.0	$—	$902.6	$—	$902.6
Inter-segment sales	5.7	5.3	—	11.0	—	11.0
	703.3	210.3	—	913.6	—	913.6
Elimination of Inter-segment sales	(5.7)	(5.3)	—	(11.0)	—	(11.0)
Net Sales	697.6	205.0	—	902.6	—	902.6
Cost of products sold	432.8	132.5	—	565.3	—	565.3
Gross Profit	264.8	72.5	—	337.3	—	337.3
Inter-segment Profit	—	—	—	—	—	—
Selling, general and administrative expenses	102.7	58.6	—	161.3	15.3	176.6
Other expense (income), net	(0.4)	0.3	—	(0.1)	2.7	2.6
Earnings	$162.5	$13.6	$—	$176.1	$(18.0)	$158.1
Interest expense						(1.5)
Earnings before provision for income taxes						$156.6

	Nine Months Ended September 30, 2025
(dollars in millions)	North America	Rest of World	Inter-segment Elimination	Total Segments	Corporate Expenses	Total
Sales from external customers	$2,255.1	$662.6	$—	$2,917.7	$—	$2,917.7
Inter-segment sales	15.4	12.1	—	27.5	—	27.5
	2,270.5	674.7	—	2,945.2	—	2,945.2
Elimination of Inter-segment sales	(15.4)	(12.1)	—	(27.5)	—	(27.5)
Net Sales	2,255.1	662.6	—	2,917.7	—	2,917.7
Cost of products sold	1,356.9	423.8	—	1,780.7	—	1,780.7
Gross Profit	898.2	238.8	—	1,137.0	—	1,137.0
Inter-segment Profit	—	0.2	(0.2)	—	—	—
Selling, general and administrative expenses	335.8	176.6	—	512.4	60.4	572.8
Other (income) expense, net	(0.6)	2.0	—	1.4	(2.8)	(1.4)
Earnings	$563.0	$60.4	$(0.2)	$623.2	$(57.6)	$565.6
Interest expense						(11.1)
Earnings before provision for income taxes						$554.5

9. Segment Results (continued)

	Nine Months Ended September 30, 2024
(dollars in millions)	North America	Rest of World	Inter-segment Elimination	Total Segments	Corporate Expenses	Total
Sales from external customers	$2,243.6	$662.1	$—	$2,905.7	$—	$2,905.7
Inter-segment sales	16.7	19.9	—	36.6	—	36.6
	2,260.3	682.0	—	2,942.3	—	2,942.3
Elimination of Inter-segment sales	(16.7)	(19.9)	—	(36.6)	—	(36.6)
Net Sales	2,243.6	662.1	—	2,905.7	—	2,905.7
Cost of products sold	1,356.3	431.4	—	1,787.7	—	1,787.7
Gross Profit	887.3	230.7	—	1,118.0	—	1,118.0
Inter-segment Profit	—	0.4	(0.4)	—	—	—
Selling, general and administrative expenses	327.0	175.7	—	502.7	54.6	557.3
Other expense (income), net	0.7	(1.3)	—	(0.6)	1.1	0.5
Earnings	$559.6	$56.7	$(0.4)	$615.9	$(55.7)	$560.2
Interest expense						(4.3)
Earnings before provision for income taxes						$555.9
Assets, depreciation and capital expenditures by segment

Assets
(dollars in millions)	September 30, 2025	December 31, 2024
North America	$2,365.2	$2,315.2
Rest of World	556.1	592.1
Total Segments	2,921.3	2,907.3
Corporate(1)	249.4	332.7
Total	$3,170.7	$3,240.0
(1) The majority of corporate assets consist of cash, cash equivalents, marketable securities, and deferred income taxes.

Depreciation and amortization	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
North America	$16.5	$15.3	$47.5	$45.1
Rest of World	4.8	4.6	14.2	13.3
Total Segments	21.3	19.9	61.7	58.4
Corporate	0.3	0.4	1.1	1.1
Total	$21.6	$20.3	$62.8	$59.5

Capital expenditures	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
North America	$12.4	$30.9	$45.1	$71.4
Rest of World	2.4	1.6	8.1	5.9
Total Segments	14.8	32.5	53.2	77.3
Corporate	—	—	—	0.1
Total	$14.8	$32.5	$53.2	$77.4

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
Assets (liabilities) measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	Balance Sheet Location	September 30, 2025	December 31, 2024
Quoted prices in active markets for identical assets (Level 1)	Marketable Securities	$20.1	$36.5
Significant other observable inputs (Level 2)	Other current assets / (Accrued liabilities)	1.0	(1.9)
Items measured at fair value were comprised of the Company’s marketable securities (Level 1) and derivative instruments (Level 2). There were no changes in the Company's valuation techniques used to measure fair values on a recurring basis during the nine months ended September 30, 2025.
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
The combined fair value of the foreign currency forward contracts was an asset balance of $2.1 million as of September 30, 2025 which was recorded in Other current assets within the condensed consolidated balance sheet. The combined fair value of the foreign currency forward contracts was a liability balance of $1.4 million as of December 31, 2024 which was recorded in Accrued liabilities within the condensed consolidated balance sheet.

11. Derivative Instruments (continued)
The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts as of the dates indicated that were designated as cash flow hedges:

(dollars in millions)	September 30, 2025		December 31, 2024
	Buy	Sell	Buy	Sell
Canadian dollar	$—	$52.2	$—	$28.9
Euro	3.5	—	14.0	—
Mexican peso	5.3	—	27.2	—
Total	$8.8	$52.2	$41.2	$28.9

Interest Rate Swaps
The Company is exposed to interest rate risk as a result of its floating rate borrowings. The Company entered into a forward interest rate swap agreement with an independent counterparty to hedge the variability in cash flows due to changes in the Secured Overnight Financing Rate (SOFR) benchmark interest rate associated with variable rate borrowings. The interest rate swap at September 30, 2025 has a maturity date of September 30, 2029 and effectively converts the Company’s variable interest rate obligation to a fixed interest rate obligation. The interest rate swap had an aggregate notional amount of 4.2 billion rupees as of September 30, 2025 and December 31, 2024. The aggregate effective interest rate of the swap as of September 30, 2025 was 8.25%.
The fair value of the interest rate swap contract was a liability balance of $1.1 million and $0.5 million as of September 30, 2025 and December 31, 2024, respectively, which was recorded in Accrued liabilities within the condensed consolidated balance sheet.
The effect of cash flow hedges on the condensed consolidated statement of earnings:
Three Months Ended September 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivatives		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings
	2025	2024		2025	2024
Foreign currency contracts	$2.0	$(0.8)	Cost of products sold	$0.7	$0.5
Interest rate swap	0.2	—	Interest expense	(0.2)	—
	$2.2	$(0.8)		$0.5	$0.5
Nine Months Ended September 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivatives		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings
	2025	2024		2025	2024
Foreign currency contracts	$3.6	$(0.3)	Cost of products sold	$0.6	$1.9
Interest rate swap	(0.6)	—	Interest expense	(0.3)	—
	$3.0	$(0.3)		$0.3	$1.9

11. Derivative Instruments (continued)
Net Investment Hedges
The Company uses foreign currency denominated intercompany debt and third-party foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For the derivative instruments that are designated and qualify as net investment hedges, gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its non-U.S. subsidiaries. These hedges are determined to be effective. The Company recognized $1.3 million and $4.0 million of after-tax losses associated with hedges of net investments in non-U.S. subsidiaries in currency translation adjustment in other comprehensive loss in the three months ended September 30, 2025 and September 30, 2024, respectively. The Company recognized $(5.1) million of after-tax losses and $1.4 million of after-tax gains associated with hedges of net investments in non-U.S. subsidiaries in currency translation adjustment in other comprehensive loss in the nine months ended September 30, 2025 and September 30, 2024, respectively.
The contractual amount of the Company’s foreign currency denominated intercompany debt that is designated as a net investment hedge was ¥1.5 billion RMB as of September 30, 2025 and December 31, 2024. The fair value of the net investment hedge was zero as of September 30, 2025 and December 31, 2024.
Balance Sheet Hedges
Foreign Exchange Contracts
The Company historically entered into foreign exchange contracts to mitigate the foreign currency volatility relative to certain intercompany loans. These foreign exchange contracts did not qualify for hedge accounting in accordance with ASC 815 and as such were marked to market through earnings. The fair value of the foreign exchange contracts was zero as of September 30, 2025 and December 31, 2024.
The following table summarizes the contractual amounts of the Company's foreign exchange contracts that are designated as balance sheet hedges:

(dollars in millions)	September 30, 2025		December 31, 2024
	Buy	Sell	Buy	Sell
Canadian dollar	$—	$—	$—	$6.4
The amounts recognized within the condensed consolidated statements of earnings related to the Company's foreign exchange contracts are set forth below.
Three Months Ended September 30 (dollars in millions):

Derivatives not designated as hedging instruments:	Location of expense within the condensed consolidated statements of earnings	2025	2024
Foreign exchange contracts	Other income, net	$—	$(3.6)
Nine Months Ended September 30 (dollars in millions):

Derivatives not designated as hedging instruments:	Location of expense within the condensed consolidated statements of earnings	2025	2024
Foreign exchange contracts	Other expense, net	$—	$2.1

12. Income Taxes
The Company’s effective income tax rate for the three and nine months ended September 30, 2025 was 23.2 percent and 24.1 percent respectively. The Company estimates that its annual effective income tax rate for the full year 2025 will be approximately between 23.5 and 24.0 percent. The effective income tax rate for the three and nine months ended September 30, 2024 was 23.3 percent and 23.7 percent, respectively. The change in the effective income tax rate for the three and nine months ended September 30, 2025 compared to the effective income tax rate for the three and nine months ended September 30, 2024 was primarily due to the geographical earnings mix.
As of September 30, 2025, the Company had $16.2 million of unrecognized tax benefits of which $4.3 million would affect its effective income tax rate if recognized. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company’s U.S. federal income tax returns and its U.S. state and local income tax returns are subject to audit for the years 2018-2025 and 2006-2025, respectively. The Company is subject to examinations in foreign tax jurisdictions for the years 2019-2025.
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
The Provider is required to indemnify the Company for any losses the Company would incur in the event of an inventory repurchase under these arrangements. Potential losses under the repurchase arrangements represent the difference between the repurchase price and net proceeds from the resale of the product plus costs incurred in the process, less related distributor rebates. The Company’s reserves for estimated losses under these repurchase arrangements were immaterial as of September 30, 2025 and December 31, 2024.
14. Changes in Accumulated Other Comprehensive Loss by Component
Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)	Three Months Ended September 30,
	2025	2024
Cumulative foreign currency translation
Balance at beginning of period	$(89.1)	$(87.5)
Other comprehensive (loss) gain before reclassifications	(5.8)	7.6
Balance at end of period	(94.9)	(79.9)
Unrealized net gain (loss) on cash flow derivatives
Balance at beginning of period	(0.9)	—
Other comprehensive gains (losses) before reclassifications	1.7	(0.6)
Realized gains on derivatives (net of income tax provision of $0.1 and $0.1 in 2025 and 2024, respectively)	(0.3)	(0.3)
Balance at end of period	0.5	(0.9)
Pension liability
Balance at beginning of period	(5.9)	(4.5)
Amounts reclassified from accumulated other comprehensive loss:	—	0.1
Balance at end of period	(5.9)	(4.4)
Accumulated other comprehensive loss, end of period	$(100.3)	$(85.2)

14. Changes in Accumulated Other Comprehensive Loss by Component (continued)

Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)	Nine Months Ended September 30,
	2025	2024
Cumulative foreign currency translation
Balance at beginning of period	$(104.3)	$(80.3)
Other comprehensive gain before reclassifications	9.4	0.4
Balance at end of period	(94.9)	(79.9)
Unrealized net gain (loss) on cash flow derivatives
Balance at beginning of period	(1.5)	0.7
Other comprehensive gain (loss) before reclassifications	2.1	(0.2)
Realized gains on derivatives (net of income tax provision of $0.1 and $0.5 in 2025 and 2024, respectively)	(0.1)	(1.4)
Balance at end of period	0.5	(0.9)
Pension liability
Balance at beginning of period	(6.1)	(4.6)
Amounts reclassified from accumulated other comprehensive loss:	0.2	0.2
Balance at end of period	(5.9)	(4.4)
Accumulated other comprehensive loss, end of period	$(100.3)	$(85.2)

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
We continue to seek acquisitions that enable geographic growth, expand our core business, and establish adjacencies. On November 1, 2024, we acquired Pureit from Unilever for approximately $125 million, subject to customary adjustments. Pureit, a leading water purification business in South Asia, offers a broad range of residential water purification solutions. Pureit contributed $45 million to sales in the first nine months of 2025 and is expected to have sales of approximately USD $55 million for the full year 2025. The acquisition fits squarely in our core capabilities and doubles our market penetration in the South Asia region. In the first quarter of 2024, we acquired Impact Water Products, a privately-held water treatment company. The acquisition supports our geographic expansion and growth strategy by expanding the West Coast presence of our water treatment business.
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
In our North America segment, water heater sales were essentially flat in the first nine months of 2025 compared to the same period last year as pricing benefits and higher commercial volumes we achieved in the third quarter were offset by lower residential volumes in the first half of the year. We believe we underperformed the market in the first half of the year as we limited prebuy ahead of our May 2025 price increase however we believe we outperformed the market in the third quarter and we expect to continue to strengthen our share through the fourth quarter. 2024 residential industry unit volumes were flat compared to the prior year and we project 2025 industry residential unit volumes will be flat to slightly down as new construction completions leads to softness in the wholesale residential channel. We anticipate that commercial water heater industry volumes will increase low single digits in 2025 after minimal growth in 2024. In response to higher steel and other input costs, including tariffs, we announced price increases on most of our water heater and boiler products in the first half of 2025. In addition to pricing, we intend to mitigate the impact of tariffs through footprint optimization, strategic sourcing actions and other cost containment initiatives. We expect our boiler sales to grow between four and six percent in 2025 compared to 2024 as we continue to benefit from the transition to higher efficiency boilers. We anticipate sales of our North America water treatment products will be between $235 million and $245 million, a year-over-year decrease of approximately five percent as we de-emphasize less attractive channels and focus on our more profitable channels.
In our Rest of World segment, China sales declined nine percent in local currency in the first nine months of 2025 due to continued weak consumer demand and the cessation of the appliance government subsidy programs in the third quarter. For the full year 2025, we project our third-party sales in China to decrease approximately 10 percent in local currency compared to 2024 as we expect economic challenges will persist in 2025. In the third quarter, we initiated an assessment of strategic opportunities for our China business, including strategic partnerships and other alternatives. We believe the China market has substantial long-term prospects and are committed to realizing the potential upside inherent in our China business.
Combining all of these factors, we expect our 2025 consolidated sales to be flat to up one percent compared to 2024. Our guidance excludes the impacts from potential future acquisitions and any potential outcomes of the assessment of the China business.

Results of Operations

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$942.5	$902.6	$2,917.7	$2,905.7
Cost of products sold	578.0	565.3	1,780.7	1,787.7
Gross profit	364.5	337.3	1,137.0	1,118.0
Gross profit margin %	38.7%	37.4%	39.0%	38.5%
Selling, general and administrative expenses	188.9	176.6	572.8	557.3
Interest expense	3.6	1.5	11.1	4.3
Other expense (income), net	0.2	2.6	(1.4)	0.5
Earnings before provision for income taxes	171.8	156.6	554.5	555.9
Provision for income taxes	39.8	36.5	133.7	132.0
Net Earnings	$132.0	$120.1	$420.8	$423.9
Our sales in the third quarter of 2025 were $942.5 million, and were higher than the third quarter of 2024 sales of $902.6 million. Sales in the first nine months of 2025 were $2,917.7 million, and were higher than sales of $2,905.7 million in the same period last year. Compared to the prior year quarter, our net sales increase was primarily driven by price increases in response to higher input costs, including tariffs, and higher commercial water heater and boiler volumes, partially offset by lower volumes in China and the incremental sales related to the 2024 acquisition of Pureit which added approximately $17 million in the third quarter of 2025. Our net sales increase in the first nine months of 2025 was primarily driven by the price increases mentioned above, higher commercial water heater and boiler volumes, and incremental sales related to the 2024 acquisition of Pureit which added approximately $45 million in the first nine months of 2025. This more than offset lower volumes in China, lower residential water heater volumes in North America and unfavorable currency translation of approximately $9 million due to the depreciation of foreign currencies compared to the U.S. dollar.
Our gross profit margin in the third quarter of 2025 was 38.7 percent, up compared to 37.4 percent in the third quarter of 2024. Gross profit margin in the first nine months of 2025 was 39.0 percent, up compared to the gross profit margin of 38.5 percent in the first nine months of 2024. The increases in gross profit margin in the third quarter and first nine months were primarily driven by the benefits of pricing actions implemented earlier this year to address increased input costs in North America.
Selling, general, and administrative (SG&A) expenses in the third quarter of 2025 increased $12.3 million compared to the third quarter of 2024. SG&A expenses increased $15.5 million in the first nine months of 2025 compared to the prior year. The increases in SG&A expenses in the third quarter and first nine months of 2025 compared to the prior year periods were primarily due to higher employee costs, partially offset by benefits of our 2024 China restructuring actions.
Interest expense in the third quarter of 2025 was $3.6 million compared to $1.5 million in the same period last year. Interest expense in the first nine months of 2025 was $11.1 million compared to $4.3 million in the same period the previous year. The increase in interest expense in the third quarter and first nine months of 2025 was primarily due to higher debt levels.
Other expense (income), net for the third quarter of 2025 was expense of $0.2 million, compared to expense of $2.6 million for the third quarter of 2024. Other expense (income), net for the first nine months of 2025 was income of $1.4 million compared to expense of $0.5 million in the same period last year. The change in Other expense (income), net in the third quarter of 2025 was primarily due to lower foreign currency translation losses and lower interest income. The change in Other expense (income), net in the first nine months of 2025 was primarily due to lower foreign currency translation losses.
Our effective income tax rate for the three and nine months ended September 30, 2025 was 23.2 percent and 24.1 percent, respectively. The effective income tax rate for the three and nine months ended September 30, 2024 was 23.3 percent and 23.7 percent, respectively. The change in the effective income tax rate for the three and nine months ended September 30, 2025 compared to the effective income tax rate for the three and nine months ended September 30, 2024 was primarily due to the geographical earnings mix. We estimate that our annual effective income tax rate for the full year of 2025 will be approximately 24 percent.

North America Segment

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Sales	$742.8	$703.3	$2,270.5	$2,260.3
Segment Earnings	179.7	162.5	563.0	559.6
Segment margin	24.2%	23.1%	24.8%	24.8%
Sales in our North America segment were $742.8 million in the third quarter of 2025, an increase of $39.5 million from $703.3 million in the third quarter of 2024. Sales in the first nine months of 2025 were $2,270.5 million, or $10.2 million higher than sales of $2,260.3 million in the same period last year. Compared to the prior year quarter, our net sales increase was primarily driven by the benefits of pricing actions as well as higher commercial water heater and boiler volumes. Our net sales increase in the first nine months of 2025 was driven by the pricing actions and higher commercial water heater and boiler volumes as mentioned above, that were partially offset by unfavorable currency translation of approximately $6 million and lower residential water heater volumes.
North America segment earnings were $179.7 million in the third quarter of 2025, or $17.2 million higher than segment earnings of $162.5 million in the third quarter of 2024. Segment earnings in the first nine months of 2025 were $563.0 million, an increase of $3.4 million compared to segment earnings of $559.6 million in the first nine months of 2024. Segment margins were 24.2 percent and 23.1 percent in the third quarter of 2025 and 2024, respectively. Segment margins were 24.8 percent in the first nine months of both 2025 and 2024. Higher segment earnings and segment margin in the third quarter of 2025 and higher segment earnings for the first nine months of 2025 compared to the prior year periods were primarily due to pricing actions and higher commercial water heater and boiler volumes that more than offset higher material and other input costs. We estimate our 2025 North America segment margin will be approximately 24 to 24.5 percent.
Rest of World Segment

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Sales	$207.9	$210.3	$674.7	$682.0
Segment Earnings	15.4	13.6	60.4	56.7
Segment margin	7.4%	6.5%	9.0%	8.3%
Sales in the Rest of World segment were $207.9 million in the third quarter of 2025, compared to $210.3 million in the third quarter of 2024. Sales in the first nine months of 2025 were $674.7 million, or $7.3 million lower than sales of $682.0 million in the same period last year. The decreases in sales in the third quarter and first nine months of 2025 compared to same periods in 2024 were primarily due to lower volumes of our residential water treatment and water heater products in China that were partially offset by incremental sales related to our 2024 acquisition of Pureit, which added approximately $17 million and $45 million in net sales in the third quarter and first nine month of 2025 respectively.
Rest of World segment earnings were $15.4 million in the third quarter of 2025, or $1.8 million higher compared to $13.6 million in the third quarter of 2024. Segment earnings in the first nine months of 2025 were $60.4 million, an increase of $3.7 million compared to segment earnings of $56.7 million in the first nine months of 2024. Segment margins were 7.4 percent and 6.5 percent in the third quarter of 2025 and 2024, respectively. Segment margins were 9.0 percent and 8.3 percent in the first nine months of 2025 and 2024, respectively. The higher segment earnings and segment margin in the third quarter and first nine months of 2025 compared to the prior quarter and prior year were primarily driven by benefits of our 2024 restructuring actions and tight spending controls in China that more than offset the lower China volumes. We estimate our 2025 Rest of World segment margin will be approximately eight percent.
Outlook
We expect our consolidated sales in 2025 to be flat to up one percent compared to 2024. Our projection is driven by expected boiler sales growth of between four and six percent, low single digit growth in commercial industry volumes, offset by flat to slightly down residential industry volumes in North America in 2025 compared to 2024. In our Rest of the World segment, after a challenging 2024, we expect consumer demand softness will persist in 2025 in China leading to a decline in third-party sales. We expect full-year earnings of between $3.70 and $3.85 per share. Our guidance excludes the impacts from potential future acquisitions and any potential outcomes of the assessment of the China business.

Liquidity & Capital Resources
Our working capital was $463.6 million at September 30, 2025, compared with $495.7 million at December 31, 2024. The decrease in working capital was primarily related to lower inventory and cash balances. As of September 30, 2025, cash balances were positively impacted by changes in foreign currency during the quarter of $2.7 million. Cash and cash equivalents used to fund our operations are primarily generated through operating activities and our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We use a global cash pooling arrangement, intercompany borrowing, and some local credit lines to meet funding needs and allocate capital resources among various entities. We have historically made and anticipate future cash repatriations from certain foreign subsidiaries. In the first nine months of 2025, we repatriated approximately $93 million of cash from our foreign subsidiaries and used the proceeds to pay down outstanding debt balances.

(dollars in millions)	Nine Months Ended September 30,
	2025	2024
Cash provided by operating activities	$433.7	$359.9
Cash used in investing activities	(36.7)	(111.1)
Cash used in financing activities	(486.6)	(367.7)
Cash provided by operations in the first nine months of 2025 was $433.7 million and higher than $359.9 million in the first nine months of 2024, primarily due to lower inventory balances that were partially offset by other working capital outlays including lower customer deposits in China. Our free cash flow in the first nine months of 2025 and 2024 was $380.5 million and $282.5 million, respectively. We expect cash provided by operating activities to be approximately $600 million in 2025. We expect free cash flow to be approximately $500 million in 2025. Free cash flow is a non-GAAP measure described in more detail in the Non-GAAP Measures section below.
Capital expenditures totaled $53.2 million in the first nine months of 2025 compared with $77.4 million in the same period last year. We project that 2025 capital expenditures will be approximately $75 million and full-year depreciation and amortization expense will be approximately $80 million.
In 2024, we renewed and amended our $500 million revolving credit facility ("renewed facility") which now expires on August 23, 2029. The renewed facility is with a group of nine banks and has an accordion provision that allows it to be increased up to $1 billion if certain conditions (including lender approval) are satisfied. Borrowing rates under the renewed facility are determined by our leverage ratio. The renewed facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of September 30, 2025, and expect to be in compliance for the foreseeable future. The renewed facility backs up commercial paper and credit line borrowings. At September 30, 2025, we had $30.0 million of borrowings outstanding under the renewed facility and an available borrowing capacity of $470.0 million. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.
Our total debt decreased by $7.4 million in the first nine months of 2025 as we used available cash to pay down outstanding debt balances. Our leverage, as measured by the ratio of total debt to total capitalization, was 9.2 percent at September 30, 2025, compared with 9.3 percent at December 31, 2024.
In the first quarter of 2025, our Board of Directors approved adding 5,000,000 shares of common stock to the existing discretionary share repurchase authority. Under the share repurchase program, common stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. During the first nine months of 2025, we repurchased 4,976,377 shares at an average price of $67.39 per share and at a total cost of $335.4 million. As of September 30, 2025, there were 1,769,748 shares remaining on the existing repurchase authorization. Depending on factors such as stock price, working capital requirements, and alternative investment opportunities, we expect to spend approximately $400 million on stock repurchases in 2025 through a combination of any Rule 10b5-1 automatic trading plan and open market repurchases.
On October 13, 2025, our Board of Directors declared a regular quarterly cash dividend of $0.36 per share on our Common Stock and Class A common stock. The dividend is payable on November 17, 2025, to shareholders of record on October 31, 2025.

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

A. O. SMITH CORPORATION
Free Cash Flow
(dollars in millions)
(unaudited)

The following is a reconciliation of reported cash flow from operating activities to free cash flow (non-GAAP):

	Nine Months Ended September 30,
	2025	2024
Cash provided by operating activities (GAAP)	$433.7	$359.9
Less: Capital expenditures	(53.2)	(77.4)
Free cash flow (non-GAAP)	$380.5	$282.5

A. O. SMITH CORPORATION
2025 EPS Guidance and 2024 Adjusted EPS
(unaudited)

The following is a reconciliation of diluted EPS to adjusted EPS (non-GAAP) (all items are net of tax):

	2025 Guidance	2024
Diluted EPS (GAAP)	$3.70-3.85	$3.63
Restructuring and impairment expense	—	0.10	(1)
Adjusted EPS (non-GAAP)	$3.70-3.85	$3.73
(1)Includes pre-tax restructuring and impairment expenses of $11.3 million and $6.3 million, within the Rest of World segment and North America segment, respectively.

Critical Accounting Policies
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2024. We believe that at September 30, 2025, there was no material change to this information.
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

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon this evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of September 30, 2025 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
In the first quarter of 2025, our Board of Directors approved adding 5,000,000 shares of common stock to the existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In the third quarter of 2025, we repurchased 1,190,304 shares at an average price of $70.63 per share and at a total cost of $84.1 million. As of September 30, 2025, there were 1,769,748 shares remaining on the existing repurchase authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 1 - July 31, 2025	598,076	$69.21	598,076	2,361,976
August 1 - August 31, 2025	297,592	71.66	297,592	2,064,384
September 1 - September 30, 2025	294,636	72.48	294,636	1,769,748
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.
ITEM 5 - OTHER INFORMATION
During the three months ended September 30, 2025, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6 - EXHIBITS
Refer to the Exhibit Index on page 27 of this report.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2025 and 2024, (ii) the Condensed Consolidated Statement of Comprehensive Earnings for the three and nine months ended September 30, 2025 and 2024, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024 (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2025 and 2024 (v) the Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024 (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

October 28, 2025	/s/ Benjamin A. Otchere
Benjamin A. Otchere
Vice President and Controller

/s/ Charles T. Lauber
Charles T. Lauber
Executive Vice President and Chief Financial Officer