Form 10-K
period 2025-12-31
SMITH A O CORP
filed 2026-02-10
CIK 91142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number 1-475
A. O. Smith Corporation
(Exact name of registrant as specified in its charter)
Delaware
(State of Incorporation)
11270 West Park Place, Milwaukee, Wisconsin
(Address of Principal Executive Office)
39-0619790
(I.R.S. Employer Identification No.)
53224
(Zip Code)
(414) 359-4000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Shares of Stock Outstanding January 31, 2026	Name of Each Exchange on Which Registered
Class A Common Stock (par value $5.00 per share)	None	25,863,159	Not listed
Common Stock (par value $1.00 per share)	AOS	112,426,758	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                              ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.             ☐
Indicate by a check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)          ☐  Yes    ☒  No
The aggregate market value of voting stock held by non-affiliates of the registrant was $51,976,522 for Class A Common Stock and $7,422,052,617 for Common Stock as of June 30, 2025.
DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference in Part III).

A. O. Smith Corporation
Index to Form 10-K
Year Ended December 31, 2025

PART 1
ITEM 1 – BUSINESS
As used in this annual report on Form 10-K, references to the “Company,” “A. O. Smith,” “AOS,” “we,” “us,” and “our” refer to A. O. Smith and its consolidated subsidiaries. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto under “Item 8 Financial Statements and Supplementary Data” in this annual report on Form 10-K. Our company is comprised of two reporting segments: North America and Rest of World. Both segments manufacture and market comprehensive lines of residential and commercial gas and electric water heaters, boilers, heat pumps, tanks and water treatment products. Both segments primarily manufacture and market in their respective regions of the world. Our Rest of World segment is primarily comprised of China, India, and Europe.
NORTH AMERICA
Sales in our North America segment accounted for approximately 78 percent of our total sales in 2025. This segment serves residential and commercial end markets with a broad range of products including:
Water heaters. Our residential and commercial water heaters primarily come in sizes ranging from 40 to 80 gallon models. However, we also offer sizes as low as 2.5 gallon (point-of-use) and as high as 2,500 gallon products with varying efficiency ranges. We offer electric, natural gas and liquid propane tank-type models as well as tankless (gas and electric), heat pump and solar tank units. Typical applications for our water heaters include residences, restaurants, hotels, office buildings, laundries, car washes, schools and small businesses.
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
We believe we are the largest manufacturer and marketer of water heaters in North America with a leading share in both the residential and commercial portions of the market. In the commercial segments of the market for both water heating and space heating, we believe our comprehensive product lines and our high-efficiency products give us a competitive advantage. Our wholesale distribution channel, where we sell our products primarily under the A. O. Smith and State brands, includes approximately 800 independent wholesale plumbing distributors serving residential and commercial end markets. We also sell our residential water heaters through the retail and maintenance, repair and operations (MRO) channels. In the retail channel, our customers include four of the six largest national hardware and home center chains, including a long-standing exclusive relationship with Lowe’s where we sell A. O. Smith branded products.
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
In our water treatment business we sell through a variety of channels. We sell our A. O. Smith branded water treatment products primarily through our water quality dealer network and Amazon. Our Aquasana branded products are primarily sold directly to consumers through e-commerce channels. Our water softener products and problem well water solutions, which include the Hague, Water-Right, Master Water, Atlantic Filter, Impact, and Water Tec brands, are sold through water quality dealers and contractors. Our water softener and undersink filter products are also sold through regional home center retail chains.
Our energy-efficient product offerings continue to be a sales driver for our business. Our condensing commercial water heaters and boilers continue to be an option for commercial customers looking for high-efficiency water and space heating with a short payback period through energy savings. We offer residential heat pumps, condensing tank-type and tankless water heaters in North America, as well as other higher efficiency water heating solutions to round out our energy-efficient product offerings. In 2024, we launched our newly designed ADAPT condensing gas tankless water heater and VERITUS air source commercial heat pump water heater to align with greenhouse gas emission reduction trends across the U.S. The VERITUS and ADAPT model lines were further expanded in 2025. We also recently launched our Cyclone Flex commercial condensing water heater with advanced features ahead of the upcoming October 2026 Department of Energy (DOE) commercial rule that will require all commercial water heaters to be condensing.
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
REST OF WORLD
Sales in our Rest of World segment accounted for approximately 22 percent of our total sales in 2025, a majority of which were in China. We have operated in China for 30 years. In that time, we have established A. O. Smith brand recognition in the residential and commercial markets. We manufacture and market residential water heater and water treatment products, primarily incorporating reverse osmosis technology, and commercial dispensing water treatment products. The Chinese water heater market is predominantly comprised of electric wall-hung, gas tankless, combi-boiler, heat pump and solar water heaters. We believe we are one of the market leaders of water heaters and reverse osmosis water treatment products to the residential market in China in dollar terms. We also design and market kitchen products (range hoods, cooktops, steam ovens, and dishwashers) and connected product technology in China.
We sell our products in approximately 8,700 points of sale in China, of which approximately 3,800 are retail outlets in tier one through tier three cities and approximately 1,400 exclusively sell our products. We also sell our products through e-commerce channels. Our primary competitors in China in the water heater market segment are Haier/Casarte, Midea/COLMO, and Rinnai. Our principal competitors in the water treatment market are Angel, Haier/Casarte, Midea/COLMO, and Truliva. In the third quarter of 2025, we initiated an assessment of strategic opportunities for our China business, including strategic partnerships and other alternatives. We believe the China market has substantial long-term prospects and are committed to realizing the potential upside inherent in our China business
In 2008, we established a sales office in India and began importing products specifically designed for India. We began manufacturing water heaters in India in 2010 and water treatment products in 2015. In 2024, we expanded our product offerings and geographic footprint with the acquisition of Pureit, formerly a Unilever PLC business. Pureit offers a broad range of residential water purification solutions in India and other South Asian markets. We continue to increase our product offerings and sales in India, primarily through wholesale, e-commerce and retail channels. Our primary competitors in India are Racold, Bajaj and Havells in the water heater market and Eureka Forbes and Kent in the water treatment market. We also sell water heaters in the European, Middle East, and Far East markets and water treatment products in Vietnam, all of which combined comprised less than 22 percent of total Rest of World sales in 2025.
RAW MATERIALS
Raw materials for our manufacturing operations, primarily consisting of steel, are generally available in adequate quantities. A portion of our customers are contractually obligated to accept price changes based on fluctuations in steel prices. There has been volatility in steel costs over the last several years. In addition, tariffs have increased volatility in input materials.
BACKLOG
Due to the short-cycle nature of our businesses, our operations do not normally sustain significant backlogs.
RESEARCH AND DEVELOPMENT
To improve our competitiveness by generating new products and processes, we conduct research and development at our Corporate Technology Center in Milwaukee, Wisconsin, our Global Engineering Center in Nanjing, China, and our operating locations. Our total expenditures for research and development in 2025, 2024 and 2023 were $95.0 million, $101.7 million and $97.5 million, respectively.

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
HUMAN CAPITAL
We employed approximately 11,500 employees as of December 31, 2025 with approximately 6,500 in North America and 5,000 in Rest of World. A small portion of our workforce in the U.S. is represented by a labor union, while outside the U.S., we have employees in certain countries that are represented by employee representative organizations, such as an employee association, union, or works council.
Our Guiding Principles and Values. The foundation of how we conduct business and interact with our employees is outlined in A. O. Smith Corporation’s Guiding Principles and our Statement of Values. These principles and values help to shape how we hire, train and treat our employees, emphasizing teamwork and promoting diversity in seeking our objectives. We believe that our Guiding Principles and Values shape the critical elements of our effort to attract, retain and develop talent. In 2025, we were named by Ethisphere on the list of the World’s Most Ethical Companies for a second consecutive year. The annual list recognizes global companies dedicated to integrity, sustainability, governance, and community with a commitment to ethical behavior, accountability, and driving positive change. As reflected in our Guiding Principles, we strive to create a workplace where people from all backgrounds can thrive and achieve their fullest potential. Our commitment to this objective starts at the top with our Board of Directors, which is 40 percent diverse from either a gender or ethnic/racial perspective.
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
Compensation and Benefits. We provide what we believe is a robust total compensation program designed to be market-competitive and internally equitable to attract, retain, motivate and reward a high-performance workforce. Regular internal and external analysis is performed to ensure there is market alignment. In addition to salaries, these programs, which vary by country, can include annual performance-based bonuses, stock-based compensation awards, retirement plans with employee matching opportunities, health benefits, health savings and flexible spending accounts, paid time off, family leave, and tuition assistance, among others.
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
We are also committed to growing our business in a sustainable and socially responsible manner consistent with our Guiding Principles. This commitment has driven us to design, engineer and manufacture highly innovative and efficient products in an environmentally responsible manner that helps reduce energy consumption, conserve water and improve drinking water quality and public health. Consistent with this commitment, we issue our sustainability report biennially detailing our company’s historical and current efforts. In 2025, we issued a Sustainability Progress Report including our Sustainability Scorecard (scorecard), documenting our sustainability activities, metrics, and progress towards our goals. This report along with our 2024 Sustainability Report detail the positive impact of our highly efficient products, highlight our company’s commitment to employees and the communities in which we operate, report on our progress toward our greenhouse gas emissions intensity reduction goal of 10 percent by 2025 (2019 baseline), and our water stewardship goal: an annual water savings of 40 million gallons by 2030 (2023 baseline). We also announced a new landfill waste reduction goal of 525,000 pounds by 2027 (2024 baseline). We achieved our greenhouse gas emissions intensity reduction goal of 10% by 2025. Our scorecard also provides information on our employee diversity, product stewardship, and recordable incident rate, among other items. Our Sustainability Report, Sustainability Progress Report, and Sustainability Scorecard are available on our website and not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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
Economic and Industry Risks
■The effects of global and regional economic conditions could have a material adverse effect on our business
A decline in economic activity, such as a recession or economic downturn, in the U.S., China, and other regions in the world in which we do business, could further adversely affect consumer confidence and spending patterns which could result in decreased demand for the products we sell, a delay in purchases, increased price competition, or slower adoption of energy-efficient water heaters and boilers, or high-quality water treatment products, which could negatively impact our profitability and cash flows. Such deterioration in economic conditions could arise from many factors or fears including public health crises, further deterioration in the property market, political instability or risk of government default. In addition, an increase in price levels generally or in particular industries, could result in a consumer shift away from the products we offer, including electing to purchase lower priced models, which could adversely affect our revenues and, at the same time, increase our costs. A deterioration in economic conditions also could negatively impact our vendors and customers, which could result in an increase in bad debt expense, customer and vendor bankruptcies, interruption or delay in supply of materials, or increased material prices, which could negatively impact our ability to distribute, market and sell our products and our financial condition, results of operations and cash flows.
■Import tariffs, taxes, customs duties and other trading regulations imposed by the U.S. government and retaliatory responses from other countries, could significantly increase the prices we pay for raw materials that are critical to our ability to manufacture our products
Import tariffs, taxes, customs duties and other trading regulations imposed by the U.S. government on foreign countries, or by foreign countries on the U.S., could significantly increase the prices we pay for raw materials that are critical to our ability to manufacture our products. In addition, we may be unable to find a domestic supplier to provide the necessary raw materials on an economical basis in the amounts we require. Also, the current U.S. administration has imposed new tariffs and raised the possibility of imposing additional new or increased tariffs. Any widespread imposition of additional new or increased tariffs could increase the cost of and reduce the demand for our products and any cost increases will require us to increase prices, foreclose our sales into impacted markets or negatively impact our profit margins. Any new or increased tariffs could also trigger retaliatory responses from other countries which may decrease the competitiveness of our products in foreign markets. New or increased tariffs could also negatively affect U.S. national or regional economies, which could negatively affect the demand for our products. Unfavorable changes to import tariffs, taxes, customs duties and other trading regulations could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Natural disasters and extreme weather conditions may disrupt the productivity of our facilities. For example, two of our manufacturing plants are located within a floodplain that has experienced past flooding events. We also have other manufacturing facilities located in hurricane and earthquake zones. We maintain insurance coverage and have taken steps to mitigate physical risks related to natural disasters and extreme weather conditions. Although we have taken steps to mitigate the risk of flooding, there is still the potential for natural disasters and extreme weather conditions to disrupt the productivity of our facilities.
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
■Our operations could be adversely impacted by material and component price volatility, as well as supplier concentration
The market prices for certain materials and components we purchase, primarily steel, can be volatile. In recent years, we have also experienced inflation-related increases in our transportation and input costs. In addition tariffs could potentially increase volatility in prices of steel and other input materials. Significant increases in the cost of any of the key materials and components we purchase would increase our cost of doing business and ultimately could lead to lower operating earnings if we are not able to recover these cost increases through price increases to our customers. Historically, there has been a lag in our ability to recover increased material costs from customers, and that lag, could negatively impact our profitability. In some cases, we are dependent on a limited number of suppliers for some of the raw materials and components we require in the manufacturing of our products. A significant disruption or termination of the supply from one of these suppliers could delay sales or increase costs which could result in a material adverse effect on our financial condition, results of operations and cash flows.
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
■Because approximately 18 percent of our sales in 2025 were attributable to China, adverse economic conditions or changes in consumer behavior in China could impact our business
Our third-party sales in China decreased twelve percent in local currency in 2025 compared to 2024. We derive a substantial portion of our sales in China from premium-tier products. Changes in consumer preferences and purchasing behaviors including preferences for e-commerce and manufacturer emphasis on brand ecosystems and connectivity, weakening consumer confidence and sentiment, as well as economic uncertainty, sociopolitical and demographic risks, availability of government incentives, and increased competition from Chinese-based companies may prompt Chinese consumers to postpone purchases, choose lower-priced products or different alternatives, or lengthen the cycle of replacement purchases. Further deterioration in the Chinese economy may adversely affect our financial condition, results of operations and cash flows.
In 2025, we announced a strategic assessment of our China business. This may lead to uncertain outcomes, costs, and impacts that could negatively affect the company. The announcement might also cause uncertainty among employees, customers, suppliers, and investors that could have a material adverse effect on our financial position, results of operations and cash flows.
Business, Operational, and Strategic Risks
■We sell our products and operate outside the U.S., and to a lesser extent, rely on imports and exports, which may present additional risks to our business
Approximately 31 percent of our sales in 2025 were attributable to products sold outside of the U.S., primarily in China and Canada, and to a lesser extent in India and Europe. We also have operations and business relationships outside the U.S. that comprise a portion of our manufacturing, supply, and distribution. Approximately 4,200 of our 11,500 employees as of December 31, 2025 were located in China. At December 31, 2025, approximately $140 million of cash and marketable securities were held by our foreign subsidiaries, substantially all of which were located in China. International operations generally are subject to various risks, including: political, religious, and economic instability; local labor market conditions; new or increased tariffs or other trade restrictions, or changes to trade agreements; the impact of foreign government regulations, actions or policies; the effects of income taxes; governmental expropriation; the changes or imposition of statutory restrictions which prohibit repatriation of cash; the imposition or increases in withholding and other taxes on remittances and other payments by foreign subsidiaries; labor relations problems; the imposition of environmental or employment laws, or other restrictions or actions by foreign governments; and differences in business practices.
Unfavorable changes in the political, regulatory, or trade climate, diplomatic relations, or government policies, particularly in relation to countries where we have a presence, including Canada, China, India and Mexico, could have a material adverse effect on our financial condition, results of operations and cash flows or our ability to repatriate funds to the U.S.
■A material loss, cancellation, reduction, or delay in purchases by one or more of our largest customers could harm our business
Sales to our five largest customers represented approximately 41 percent of our sales in 2025. We expect that our customer concentration will continue for the foreseeable future. Our concentration of sales to a relatively small number of customers makes our relationships with each of these customers important to our business. We cannot assure that we will be able to retain our largest customers. Some of our customers may shift their purchases to our competitors in the future. Our customers may experience financial instability, affecting their ability to make or pay for future purchases. Further, a customer may be acquired by a customer of a competitor which could result in our loss of that customer. The loss of one or more of our largest customers, any material reduction or delay in sales to these customers, or our inability to successfully develop relationships with additional customers could have a material adverse effect on our financial position, results of operations and cash flows.
■A portion of our business could be adversely affected by a further decline in North American new residential or commercial construction or a decline in replacement-related volume of water heaters and boilers, including a decline in demand for commercial spaces
Residential new construction activity in North America declined in 2025 and industry-wide replacement-related volume of water heaters was flat compared to 2024. New residential housing starts in the U.S. are projected to be approximately flat and housing completions are expected to decrease in 2026 compared to 2025. Commercial construction activity in North America grew in 2025. We believe that the significant majority of the markets we serve are for the replacement of existing products, and residential water heater replacement volume has been strong. In recent years, businesses and commercial spaces have experienced and may experience in the future, fluctuation in demand and in occupancy that may reduce demand for our products, and commercial sectors, such as the restaurant and hospitality industries in which we have customers, may experience long-term shifts in consumer behavior which could negatively impact demand or capacity. In addition, the acceptance of remote work arrangements could negatively impact demand for commercial construction. Changes in the replacement volume and in the construction market in North America could negatively affect us.

■An inability to adequately maintain our information systems and their security, as well as to protect data and other confidential information, could adversely affect our business and reputation
In the ordinary course of business, we utilize information systems for day-to-day operations, to collect and store sensitive data and information, including our proprietary and regulated business information and personally identifiable information of our customers, suppliers and business partners, as well as personally identifiable information about our employees. Our information systems are susceptible to outages due to system failures, cybersecurity threats, failures on the part of third-party information system providers, natural disasters, power loss, telecommunications failures, viruses, fraud, theft, malicious actors or breaches of security. Like many companies, we, and some third parties upon which we rely, have experienced cybersecurity incidents and attacks on information technology networks and systems, products and services in the past but, to date, none have resulted in a material breach or had a material adverse impact on our financial condition, results of operations, or cash flows. We may experience such incidents and attacks in the future, potentially with increasing frequency from increasingly sophisticated cyber threats. In addition, remote work and remote access to our systems may heighten these risks. Use of artificial intelligence software may also create risks from unintentional disclosure of proprietary, confidential, personal or otherwise sensitive information. Although we have a response plan in place in the event of a data breach and we have an active program to maintain and improve data security and address these risks and uncertainties by implementing and improving internal controls, security technologies, insurance programs, network and data center resiliency and recovery processes, a successful attack in the future could result in operations failure or breach of security that could lead to disruptions of our business activities and the loss or disclosure of both our and our customers’ financial, product and other confidential information and could result in regulatory actions, significant expense and litigation and have a material adverse effect on our financial condition, results of operations and cash flows and our reputation.
■Our international operations are subject to risks related to foreign currencies
We have a significant presence outside of the U.S., primarily in China and Canada and to a lesser extent India, Europe, and Mexico, and therefore, hold assets, including $83 million of cash and marketable securities denominated in Chinese renminbi, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. The financial statements of our foreign subsidiaries are translated into U.S. dollars in our consolidated financial statements. Furthermore, typically our products are priced in foreign countries in local currencies. As a result, we are subject to risks associated with operating in foreign countries, including fluctuations in currency exchange rates and interest rates, or global exchange rate instability or volatility that strengthens the U.S. dollar against foreign currencies. An increase in the value of the U.S. dollar relative to the local currencies of our foreign markets, particularly in China, has negatively affected our sales, profitability, and cash and cash equivalents balances and could have such effects in the future. In addition to currency translation risks, we incur a currency transaction risk whenever one of our subsidiaries enters into a purchase or sale transaction using a currency different from the operating subsidiaries’ functional currency. The majority of our foreign currency transaction risk results from sales of our products in Canada, a portion of which we manufacture in the U.S., and to a lesser extent from component purchases in India and Europe and payroll in Mexico. These risks may adversely impact our reported sales and profits in the future or negatively impact revenues and earnings translated from foreign currencies into U.S. dollars.
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
■Potential acquisitions could use a significant portion of our capital and we may not successfully integrate future acquisitions or operate them profitably or achieve strategic objectives
Consistent with our stated strategic priorities, we will continue to evaluate potential acquisitions, and we could use a significant portion of our available capital to fund future acquisitions. We may not be able to successfully integrate future acquired businesses or operate them profitably or accomplish our strategic objectives for those acquisitions. If we complete any future acquisitions in new geographies, our unfamiliarity with relevant regulations and market conditions may impact our ability to operate them profitably or achieve our strategic objectives for those acquisitions. Our level of indebtedness may increase in the future if we finance acquisitions with debt, which would cause us to incur additional interest expense and could increase our vulnerability to general adverse economic and industry conditions and limit our ability to service our debt or obtain additional financing. The impact of future acquisitions may have a material adverse effect on our financial condition, results of operations and cash flows.
Legal, Regulatory, and Governance Risks
■Changes in regulations or standards, such as those associated with climate change, could adversely affect our business
Our products are subject to a wide variety of statutory, regulatory, codes and industry standards and requirements related to, among other items, energy and water efficiency, environmental emissions, labeling and safety. For example, the U.S. Department of Energy (DOE) has adopted a new efficiency rule for commercial water heaters that will take effect in October 2026. The DOE has also adopted a new efficiency rule for our residential water heaters that will take effect in 2029, which seeks to rapidly increase market adoption of heat pump water heating technology. In addition, evolving national drinking water standards regulating per- and poly-fluoroalkyl substances (PFAS), as well as mandatory lead pipe replacements by public water utilities, could affect the demand for our water filtration products. There are also a number of foreign, federal, state and local governments adopting laws, regulations and codes in response to climate change that will require a mandatory transition to non-fossil fuel based sources of space and water heating equipment in the building sector. We believe our products are currently efficient, safe and environment-friendly. However, any further significant changes to regulatory or code requirements that require a transition to alternative energy sources as a replacement for gas, or significant shifts in industry standards, may substantially increase manufacturing costs, capital expenditures, transportation costs and raw material costs, alter distribution channels, attract new competitors, impact the size and timing of demand for our products, affect the types of products we are able to offer or put us at a competitive disadvantage, any of which could harm our business and have a material adverse effect on our financial condition, results of operations and cash flow.
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
■Our sustainability commitments could result in additional costs, and our inability to achieve them could have an adverse impact on our reputation and performance
We periodically communicate our strategies, commitments and targets related to sustainability matters, including carbon emissions, water usage, waste avoidance, and human rights, through the issuance of our sustainability report. Although we intend to meet these strategies, commitments and targets, and we are committed to advancing sustainable innovations in our industry, we may be unable to achieve them due to availability of resources, significant increases in operational costs, and technological changes. Failure to meet these sustainability requirements or targets could adversely impact our reputation as well as the demand for our products and adversely affect our business, financial condition and results of operations. In addition, standards and processes for measuring and reporting carbon emissions, water usage, waste avoidance, and other sustainability metrics may change over time, result in inconsistent data, or result in significant revisions to our strategies, commitments and targets, or our ability to achieve them. Any scrutiny of our carbon emissions or other sustainability disclosures or our failure to achieve related strategies, commitments and targets could negatively impact our reputation or performance.
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
■Certain members of the founding family of our company and trusts for their benefit have the ability to influence all matters requiring stockholder approval
We have two classes of common equity: our Common Stock and our Class A Common Stock. The holders of Common Stock currently are entitled, as a class, to elect only one-third of our Board of Directors. The holders of Class A Common Stock are entitled, as a class, to elect the remaining directors. Certain members of the founding family of our company and trusts for their benefit (Smith Family) have entered into a voting trust agreement with respect to shares of our Class A Common Stock and shares of our Common Stock they own. As of December 31, 2025, through the voting trust, these members of the Smith Family own approximately 67.8 percent of the total voting power of our outstanding shares of Class A Common Stock and Common Stock, taken together as a single class, and approximately 97.0 percent of the voting power of the outstanding shares of our Class A Common Stock, as a separate class. Due to the differences in the voting rights between shares of our Common Stock (one-tenth of one vote per share) and shares of our Class A Common Stock (one vote per share), the Smith Family voting trust is in a position to control to a large extent the outcome of matters requiring a stockholder vote, including the adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. This ownership position may increase if other members of the Smith Family enter into the voting trust agreement, and the voting power relating to this ownership position may increase if shares of our Class A Common Stock held by stockholders who are not parties to the voting trust agreement are converted into shares of our Common Stock. The voting trust agreement provides that, in the event one of the parties to the voting trust agreement wants to withdraw from the trust or transfer any of its shares of our Class A Common Stock, such shares of our Class A Common Stock are automatically exchanged for shares of our Common Stock held by the trust to the extent available in the trust. In addition, the trust will have the right to purchase the shares of our Class A Common Stock and our Common Stock proposed to be withdrawn or transferred from the trust. As a result, the Smith Family members that are parties to the voting trust agreement have the ability to maintain their collective voting rights in our company even if certain members of the Smith Family decide to transfer their shares.
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 1C – CYBERSECURITY
Cybersecurity Governance
We recognize the importance of maintaining the safety and security of our systems and data and have a holistic process for overseeing and managing cybersecurity and related risks. This process is supported by both our management and our Board of Directors.
Our Chief Digital and Information Officer (CDIO) oversees our information systems and cybersecurity function and reports to our Chief Executive Officer (CEO). He has over 30 years of experience in leading information systems management, strategy, and operational execution, including incident management, prevention, and response. Our Chief Information Security Officer (CISO) reports to our CDIO and is responsible for the protection and defense of our networks and systems and managing cybersecurity risk. He has over 20 years of experience in managing cybersecurity and related risks, including threat identification, incident response, and defense strategies. Our CDIO and CISO are supported by a direct and cross-functional team of professionals with broad experience and expertise in threat assessment and detection, mitigation technologies, training, incident response, and regulatory compliance.
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
We have also established a committee of our executive leadership team to consider cybersecurity risks and to consider mitigation strategies in managing the risks. Our CDIO and CISO participate on this committee, which meets regularly. We have an established incident response plan led by our CDIO and CISO to assess, respond, and report in the event of a cybersecurity incident. Depending on the nature and severity of the incident, the plan requires escalating notifications up to our CEO, the Audit Committee and our Board.
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
The Company has a robust cybersecurity program to assess, identify and manage material risk from cybersecurity threats and to prevent, detect and respond to cybersecurity threats, including those associated with the use of third-party service providers. Our approach to cybersecurity risk management includes:
•Cybersecurity awareness training, including interactive simulations and tabletop exercises for our employees, incident response personnel, and senior management
•Periodic risk assessments designed to help identify significant or potentially material cybersecurity risks to our critical systems, information, and our broader enterprise information technology (IT) environment;
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
While the Company's information systems are exposed to cybersecurity threats and risks, we have not experienced any material cybersecurity incidents during 2025, 2024 or 2023, and any costs or operational impacts related to cybersecurity incidents were immaterial during this period. We continue to invest in cybersecurity and the resiliency of our networks, including our controls and processes, all of which are designed in an effort to protect our IT systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity threats, please see Item 1A - Risk Factors.

ITEM  2 – PROPERTIES
Properties utilized by us at December 31, 2025 were as follows:
North America
In this segment, we have 23 manufacturing and assembly plants located in 13 states and two non-U.S. countries, of which 18 are owned directly by us or our subsidiaries and five are leased from outside parties. The terms of leases in effect at December 31, 2025, expire between 2026 and 2035.
Rest of World
In this segment, we have five manufacturing plants located in three non-U.S. countries, of which four are owned directly by us or our subsidiaries and one is leased from an outside party. The terms of the lease in effect at December 31, 2025, expire in 2035.
Corporate and General
We consider our plants and other physical properties to be suitable, adequate, and of sufficient productive capacity to meet the requirements of our business. Our manufacturing plants operate at varying levels of utilization depending on the type of operation and market conditions. The executive offices of the Company, which are leased, are located in Milwaukee, Wisconsin.
ITEM 3 – LEGAL PROCEEDINGS
We are involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of our business involving product liability, property damage, insurance coverage, exposure to asbestos and other substances, patents and environmental matters, including the disposal of hazardous waste. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, we believe, based on past experience, adequate reserves and insurance availability, that these unresolved legal actions will not have a material effect on our financial position or results of operations. A more detailed discussion of certain of these matters appears in Note 15, “Commitments and Contingencies” of Notes to the Consolidated Financial Statements.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY
Pursuant to General Instruction of G(3) of Form 10-K, the following is a list of our executive officers which is included as an unnumbered Item in Part I of this report in lieu of being included in our Proxy Statement for our 2026 Annual Meeting of Stockholders.

Name (Age)	Positions Held	Period Position Was Held
Samuel M. Carver (56)	Senior Vice President – Global Operations	2021 to Present

	Vice President – North America Manufacturing	2011 to 2021

	Various A. O. Smith Management Positions	2006 to 2011

Ming Cheng (52)	Senior Vice President – Chief Technology Officer	2025 to Present

	Senior Vice President of Research and Development, Transportation & Electronics Business Group – 3M Company (manufacturer of building materials, adhesives, medical and home cleaning supplies)	2019 to 2025

Christopher T. Howe (55)	Senior Vice President, Chief Digital Information Officer	2025 to Present

	Chief Executive Officer — Rise and Shift (consulting firm focused on cloud transformation, digital product development, and AI/ML solutions)	2023 to 2025

	Senior Vice President - Business Transformation – 3M Company (manufacturer of building materials, adhesives, medical and home cleaning supplies)	2018 to 2023

	Vice President of Global IT Applications — 3M Company	2015 to 2018

Paul J. Jones (55)	Senior Vice President, General Counsel and Chief Compliance Officer	2025 to Present

	Vice President, Corporate Development and Strategy	2023 to 2025

	General Counsel & Vice President of University Relations – Marquette University (Jesuit research university in Milwaukee, Wisconsin)	2020 to 2023

	Vice President and Chief Legal Officer – Harley-Davidson Inc. (manufacturer of motorcycles)	2010 to 2019

D. Samuel Karge (51)	Senior Vice President	2018 to Present

	President – North America Water Treatment	2018 to Present

	Vice President, Sales and Marketing – Zurn Industries (water solutions manufacturer)	2016 to 2018

Parag Kulkarni (58)	Senior Vice President, International	2022 to Present

	President - A. O. Smith India Water Products Private Limited	2022 to Present

	Managing Director - A. O. Smith India Water Products Private Limited	2015 to 2022

Charles T. Lauber (63)	Executive Vice President and Chief Financial Officer	2019 to Present

	Senior Vice President, Strategy and Corporate Development	2013 to 2019

	Senior Vice President – Chief Financial Officer – A. O. Smith Water Products Company	2006 to 2012

	Various A. O. Smith Management Positions	1999 to 2006

Name (Age)	Positions Held	Period Position Was Held
Stephen D. O'Brien (57)	Senior Vice President	2024 to Present

	President and General Manager - North America Water Heating	2024 to Present

	Senior Vice President; President - Lochinvar, LLC	2022 to 2024

	Chief Operating Officer – Lochinvar, LLC	2021 to 2022

	Senior Vice President - Mitsubishi Electric Trane US (manufacturer of heating and air-conditioning systems)	2017 to 2021

Jack Qiu (53)	Senior Vice President	2020 to Present

	President - A. O. Smith China	2020 to Present

	Vice President - A. O. Smith China	2012 to 2020

	Various A. O. Smith Management Positions	2003 to 2012

Darrell W. Schuh (57)	Senior Vice President	2024 to Present

	President - Lochinvar, LLC	2024 to Present

	Vice President and General Manager - APCOM and Water Systems	2017 to 2024

	Vice President - Product Engineering	2012 to 2017

Curtis E. Selby (57)	Senior Vice President - Human Resources and Public Affairs	2024 to Present

	Chief Operating Officer - Board & Brush Creative Studio (painting workshops)	2015 to 2024

	Chief Human Resource Officer - Gardner Denver (manufacturer of compressors, blowers and vacuum pumps)	2014 to 2015

	Vice President of International Human Resources - Regal Beloit (manufacturer of electric motors)	2011 to 2014

	Vice President of Global Human Resources - A. O. Smith Electrical Products Company	2005 to 2011

	Director of Human Resources - A. O. Smith Electrical Products Company	2001 to 2005

Stephen M. Shafer (50)	President and Chief Executive Officer	2025 to Present

	President and Chief Operating Officer	2024 to 2025

	President - Automotive and Aerospace Solutions Division of 3M Company (manufacturer of specialized materials and products used in the manufacturing, maintenance and repair of vehicles and aircraft)	2020 to 2024

	Senior Vice President and Chief Strategy Officer - 3M Company (manufacturer of building materials, adhesives, medical and home cleaning supplies)	2019 to 2020

James F. Stern (63)	Executive Vice President, Corporate Development, Strategy and Secretary	2025 to Present

	Executive Vice President, General Counsel and Secretary	2007 to 2025

	Partner – Foley & Lardner LLP (law firm)	1997 to 2007

Name (Age)	Positions Held	Period Position Was Held
Kevin J. Wheeler (66)	Executive Chairman	2025 to Present

	Chairman	2020 to 2025

	Chief Executive Officer	2018 to 2025

	President	2017 to 2024

	President and Chief Operating Officer	2017 to 2018

	Senior Vice President, President and General Manager – North America, India and Europe Water Heating	2013 to 2017

	Various A. O. Smith Management Positions	1999 to 2013

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
(b)Holders. As of January 31, 2026, the approximate number of stockholders of record of Common Stock and Class A Common Stock were 435 and 126, respectively. The actual number of stockholders is greater than this number of holders of record, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of stockholders of record also does not include stockholders whose shares may be held in trust by other entities.
(c)Dividends. Dividends declared on the common stock are shown in Note 11, “Stockholders' Equity” of Notes to the Consolidated Financial Statements appearing elsewhere herein.
(d)Stock Repurchases. In 2025, the Board of Directors approved adding 5,000,000 shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In 2025, we repurchased 5,942,601 shares at an average price of $67.44 per share and at a total cost of $400.8 million. As of December 31, 2025, there were 803,524 shares remaining on the existing repurchase authorization. On January 28, 2026, the Board of Directors approved adding 5,000,000 shares of common stock to the existing discretionary share repurchase authority. Including the additional shares, we have 5,545,241 shares available for repurchase as of the date of the Board of Directors' approval. We intend to spend approximately $200 million to repurchase Common Stock in 2026 through a combination of 10b5-1 plans and open-market purchases.
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
From December 31, 2020 to December 31, 2025
Assumes $100 Invested with Reinvestment of Dividends

250
200
150
100
50
0
2020
2021
2022
2023
2024
2025
SMITH (A O) CORP
S&P 500 INDEX
S&P INDUSTRIALS INDEX

	Base Period	Indexed Returns
Company/Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
A. O. Smith Corporation	100.0	159.1	108.0	158.5	133.3	133.3
S&P 500 Index	100.0	128.7	105.4	133.1	166.4	196.2
S&P 500 Select Industrial Index	100.0	121.1	114.5	135.2	158.9	189.7
ITEM 6 – SELECTED FINANCIAL DATA
Not applicable.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Our company is comprised of two reporting segments: North America and Rest of World. Our Rest of World segment is primarily comprised of China, India, and Europe. Both segments manufacture and market comprehensive lines of residential and commercial gas, heat pump and electric water heaters, boilers, tanks, and water treatment products. Both segments primarily manufacture and market in their respective region of the world.
Consistent with our stated strategic priorities, we continue to seek acquisitions that enable growth, expand our core business, and establish adjacencies. In November 2025, we announced that we signed a definitive agreement to acquire LVC Holdco LLC (Leonard Valve) for $470 million, subject to customary adjustments, and was funded with cash borrowed under a new term loan with a group of eight banks. The transaction was completed in January 2026. Leonard Valve is a leading manufacturer of water temperature and flow solutions and we believe it represents a compelling strategic fit and a meaningful advancement into our presence in the water management market. Leonard Valve is projected to contribute approximately $70 million in sales in 2026 in the North America segment. On November 1, 2024, we acquired Pureit from Unilever for approximately $125 million, subject to customary adjustments. Pureit, a leading water purification business in South Asia, offers a broad range of residential water purification solutions. Pureit contributed $54 million to sales in 2025 in the Rest of World segment. The acquisition fits squarely in our core capabilities and doubled our market penetration in the South Asia region.
We continue to look for opportunities to add to our existing product portfolio in high growth regions demonstrated by our previous introductions of kitchen products and connected product technologies in China. We also recently introduced our internally designed and manufactured gas tankless water heaters in North America. In addition, we are expanding our commercial water heater capacity in North America in preparation for the new efficiency rule for commercial water heaters that the Department of Energy (DOE) has adopted that will take effect in October 2026.
In our North America segment, water heater sales increased one percent in 2025 compared to 2024 as pricing benefits and higher commercial volumes were partially offset by lower wholesale residential volumes. We estimate that 2025 residential industry unit volumes were approximately flat compared to the prior year and we project 2026 industry residential unit volumes will be flat to down, driven by softness in new construction. We anticipate that commercial water heater industry volumes will increase mid-single digits in 2026 after growing approximately five percent in 2025. We believe that the 2026 growth will come from the buy ahead of products that will be eliminated as a part of the DOE regulatory change for commercial water heaters that will take effect in October 2026. In response to higher steel and other input costs, including tariffs, we announced price increases on most of our water heater and boiler products in the first half of 2025. In addition to pricing, we continue to mitigate the impact of tariffs through footprint optimization, strategic sourcing actions and other cost containment initiatives. Our boiler sales grew eight percent in 2025 primarily due to higher volumes and pricing benefits. We expect our boiler sales to grow between six and eight percent in 2026 due to carryover pricing benefits and continued demand for our commercial high efficiency condensing gas boilers. We anticipate sales of our North America water treatment products will grow between 10 and 12 percent primarily due to tariff-related pricing benefits and as we continue to expand our dealer network.
In our Rest of World segment, China third-party sales declined 12 percent in local currency in 2025 due to continued weak consumer demand and the cessation of the government appliance subsidy programs in the second half of the year. For the full year 2026, we project our third-party sales in China to decrease mid-single digits in local currency compared to 2025 due to continued softness in consumer demand. In the third quarter of 2025, we initiated an assessment of strategic opportunities for our China business, including strategic partnerships and other alternatives. We believe the China market has substantial long-term prospects and are committed to realizing the potential upside inherent in our China business. The assessment is ongoing.
Combining all of these factors, we expect our 2026 consolidated sales to grow between two and five percent compared to 2025. Our guidance excludes the impacts from potential future acquisitions, any potential outcomes of the assessment of the China business and changes to tariffs.

RESULTS OF OPERATIONS
In this section, we discuss the results of our operations for 2025 compared with 2024. We discuss our cash flows and current financial condition under “Liquidity and Capital Resources.” For a discussion related to 2024 compared with 2023, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the Year Ended December 31, 2024, which was filed with the United States Securities and Exchange Commission (SEC) on February 11, 2025, and is available on the SEC's website at www.sec.gov.

	Years Ended December 31,
(dollars in millions)	2025	2024	2023
Net sales	$3,830.2	$3,818.1	$3,852.8
Cost of products sold	2,342.8	2,362.0	2,368.0
Gross profit	1,487.4	1,456.1	1,484.8
Gross profit margin %	38.8%	38.1%	38.5%
Selling, general and administrative expenses	759.4	739.3	727.4
Restructuring and impairment expenses	—	17.6	18.8
Interest expense	13.5	6.7	12.0
Other income-net	(0.6)	(8.5)	(6.9)
Earnings before provision for income taxes	715.1	701.0	733.5
Provision for income taxes	168.9	167.4	176.9
Net Earnings	$546.2	$533.6	$556.6
Our sales in 2025 were $3,830.2 million, an increase of $12.1 million compared to 2024 sales of $3,818.1 million. Our net sales increase was mainly due to implementing price increases to address rising input costs, including tariffs, as well as higher sales volumes of commercial water heaters and boilers. Additionally, the acquisition of Pureit in late 2024 contributed incremental sales of $54 million in 2025. These positive factors outweighed the impact of decreased volumes in China, lower residential water heater sales in North America, and an unfavorable currency translation of approximately $7 million due to the depreciation of foreign currencies compared to the U.S. dollar.
Our 2025 gross profit margin of 38.8 percent increased compared to 38.1 percent in 2024. The higher gross profit margin in 2025 compared to 2024 was primarily driven by the benefits of pricing actions implemented early in 2025 to address increased input costs in North America and higher mix of commercial water heaters and boilers.
Selling, general, and administrative (SG&A) expenses were $759.4 million in 2025, or $20.1 million higher than in 2024. The increase in SG&A expenses in 2025 compared to the prior year was primarily due to higher employee costs, partially offset by benefits of our 2024 China restructuring actions.
We recognized $17.6 million of restructuring and impairment expenses during the year ended December 31, 2024. Of these expenses, $6.3 million was related to our water treatment business in the North America segment and was a result of a profitability improvement strategy that prioritizes improving our cost structure and emphasizes more profitable channels. In the Rest of World segment, restructuring included severance costs in China of $11.3 million and was related to the right sizing of that business for current market conditions. Restructuring and impairment expenses in 2023 were $18.8 million, of which $15.7 million was recorded in the Rest of World segment and $3.1 million was recorded in Corporate Expense and related primarily to the sale of our business in Turkey.
Interest expense was $13.5 million in 2025, compared to $6.7 million in 2024. The increase in interest expense in 2025 compared to the prior year was primarily due to higher average debt levels throughout 2025.
Other income - net for 2025 was income of $0.6 million, compared to income of $8.5 million in 2024. The decrease in other income - net was driven by lower foreign currency translation losses compared to the prior year and lower interest income from lower average cash balances.
Our effective income tax rate in 2025 and 2024 was 23.6 percent and 23.9 percent, respectively. The change in the effective income tax rate in 2025 compared to the prior year was primarily due to reductions in US cross-border tax. We estimate that our annual effective income tax rate for the full year of 2026 will be approximately 24 to 24.5 percent.

We are providing non-U.S. Generally Accepted Accounting Principles (GAAP) measures (adjusted earnings, adjusted earnings per share (EPS), total segment earnings, and adjusted segment earnings) that exclude the impact of restructuring and impairment expenses. Reconciliations from GAAP measures to non-GAAP measures are provided in the Non-GAAP Measures section below. We believe that the measures of adjusted earnings, adjusted EPS, total segment earnings, adjusted segment earnings, and free cash flow provide useful information to investors about our performance and allow management and our investors to better understand our performance between periods without regard to items that we do not consider to be a component of our core operating performance or recurring in nature.
North America Segment

Years ended December 31 (dollars in millions)	2025	2024
Net Sales	$2,984.2	$2,950.1
Segment Earnings	727.9	707.5
Segment Margin	24.4%	24.0%
Sales in our North America segment were $2,984.2 million in 2025, or $34.1 million higher than sales of $2,950.1 million in 2024. Our net sales increase in 2025 was driven by pricing actions and higher commercial water heater and boiler volumes, which were partially offset by lower residential water heater volumes and unfavorable currency translation of approximately $6 million.
North America segment earnings were $727.9 million in 2025, or $20.4 million higher than segment earnings of $707.5 million in 2024. Segment margins were 24.4 percent and 24.0 percent in 2025 and 2024, respectively. Higher segment earnings and segment margin in 2025 compared to 2024 were primarily driven by pricing benefits, higher boiler and commercial water heater volumes that more than offset lower residential water heater volumes and higher input costs, including tariffs. Segment earnings and margin in 2024 included restructuring and impairment expenses of $6.3 million related to our water treatment business and a result of a profitability improvement strategy that prioritizes improving our cost structure and emphasizes our more profitable channels.
Adjusted segment earnings and adjusted segment margin in 2024 were $713.8 million and 24.2 percent, respectively, which excludes $6.3 million of pre-tax restructuring and impairment expenses. We estimate our 2026 North America segment margin will be approximately 24.0 to 24.5 percent.
Rest of World Segment

Years ended December 31 (dollars in millions)	2025	2024
Net Sales	$880.4	$918.6
Segment Earnings	76.4	64.5
Segment Margin	8.7%	7.0%
Sales in our Rest of World segment were $880.4 million in 2025, or $38.2 million lower than sales of $918.6 million in 2024. Our net sales decrease in 2024 was due to lower volumes of our residential water treatment and water heater products in China that were partially offset by incremental sales of approximately $53 million related to our 2024 acquisition of Pureit.
Rest of World segment earnings were $76.4 million in 2025 and higher compared to $64.5 million in 2024. Segment margins were 8.7 percent and 7.0 percent in 2025 and 2024, respectively. The higher segment earnings and segment margin in 2025 compared to 2024 were primarily driven by the benefits of restructuring actions taken at the end of 2024 and other cost saving measures that more than offset lower sales in China. Segment earnings and margin in 2024 included restructuring and impairment expenses of $11.3 million. Restructuring and impairment expenses in 2024 were severance costs in China related to the right sizing of that business for current market conditions.
Adjusted segment earnings and adjusted segment margin in 2024 were $75.8 million and 8.3 percent, respectively. Adjusted segment earnings and adjusted segment margin in 2024 exclude $11.3 million of restructuring and impairment expenses. We estimate our 2026 Rest of World segment margin will be approximately eight to nine percent.

Outlook
As we begin 2026, we expect our consolidated sales to be up approximately two to five percent compared to 2025. Our projection is driven by the additional sales expected from our Leonard Valve acquisition, as well as boiler sales growth of six to eight percent compared to 2025 due to the carryover of pricing benefits and the continuation of the transition to energy-efficient boilers. In our Rest of the World segment, after a challenging 2025, we expect consumer demand softness will persist in 2025 in China and a decline in third-party sales of mid-single digits compared to 2025. Our 2025 full year earnings was $3.85 per share and we expect 2026 full-year earnings of between $3.85 and $4.15 per share. Our guidance excludes the impacts of potential future acquisitions, any potential outcomes of the assessment of the China business, and changes to tariffs.
LIQUIDITY AND CAPITAL RESOURCES
Our working capital was $429.0 million at December 31, 2025, compared with $495.7 million at December 31, 2024. The decrease in working capital was primarily related to lower inventory, cash balances, and increased short term debt maturities. As of December 31, 2025, cash balances were positively impacted by changes in foreign currency during the year of $4.2 million. Cash and cash equivalents used to fund our operations are primarily generated through operating activities and our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We use a global cash pooling arrangement, intercompany borrowing, and some local credit lines to meet funding needs and allocate capital resources among various entities. We have historically made and anticipate future cash repatriations from certain foreign subsidiaries. In 2025, we repatriated approximately $109 million of cash from our foreign subsidiaries and used the proceeds to pay down outstanding debt balances.

Years ended December 31 (dollars in millions)	2025	2024
Cash provided by operating activities	$616.8	$581.8
Cash used in investing activities	(53.0)	(267.1)
Cash used in financing activities	(633.1)	(408.4)
Cash provided by operations in 2025 was $616.8 million and higher than $581.8 million in 2024, primarily as a result of higher earnings and a one-time tax adjustment related to a tax law change that benefited 2025. Our free cash flow in 2025 and 2024 was $546.0 million and $473.8 million, respectively. We expect cash provided by operating activities to be between $605 million and $655 million in 2026. We expect free cash flow to be between $525 million and $575 million in 2026. Free cash flow is a non-GAAP measure described in more detail in the Non-GAAP Measures section below.
Capital expenditures totaled $70.8 million in 2025 compared with $108.0 million in 2024. Lower capital expenditures compared to the prior year were primarily due to our capacity expansion projects in Juarez, Mexico and McBee, South Carolina and our new engineering facility in Lebanon, Tennessee in 2024. We project that 2026 capital expenditures will be between $70 million and $80 million and full-year depreciation and amortization expense will be approximately $100 million.
In 2024, we renewed and amended our $500 million revolving credit facility ("renewed facility") which now expires on August 23, 2029. The renewed facility is with a group of nine banks and has an accordion provision that allows it to be increased up to $1 billion if certain conditions (including lender approval) are satisfied. Borrowing rates under the renewed facility are determined by our leverage ratio. The renewed facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of December 31, 2025, and expect to be in compliance for the foreseeable future. The renewed facility backs up commercial paper and credit line borrowings. At December 31, 2025, we had no borrowings outstanding under the renewed facility and an available borrowing capacity of $500.0 million. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.
Our total debt decreased by $38.2 million in 2025 as we used available cash to pay down outstanding debt balances. Our leverage, as measured by the ratio of total debt to total capitalization, was 7.7 percent at December 31, 2025, compared with 9.3 percent at December 31, 2024.
On January 6, 2026, we completed the acquisition of Leonard Valve for $470 million. The acquisition was funded under a new three-year, $470 million term loan with a group of eight banks. The Company borrowed the full available amount on January 5, 2026 and used the proceeds to finance the purchase.
In 2025, our Board of Directors approved adding 5,000,000 shares of common stock to our existing discretionary share repurchase authority. Under our share repurchase program, we may purchase our common stock through a combination of a Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors, which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. During 2025, we repurchased 5,942,601 shares of our stock at a total cost of $400.8 million. As of December 31, 2025, we had 803,524 shares remaining on the share repurchase authority. On January 28, 2026, the Board of Directors approved adding 5,000,000 shares of common stock to the existing discretionary share repurchase authority. Including the additional shares, we had 5,545,241 shares available for repurchase as of the date of the Board of Directors' approval. We intend to repurchase approximately $200 million of our common stock in 2026 through a combination of 10b5-1 plans and open-market purchases.
We paid dividends of $1.38 per share in 2025 compared with $1.30 per share in 2024. We increased our dividend by six percent in the fourth quarter of 2025, and the five-year compound annual growth rate of our dividend payment is approximately seven percent. We have paid dividends for 86 consecutive years with annual amounts increasing each of the last 34 years.
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
Goodwill and Indefinite-lived Intangible Assets
In conformity with GAAP, goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. We perform impairment reviews for our reporting units using a fair-value method based on management’s judgments and assumptions. The fair value represents the estimated amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. We are subject to financial statement risk to the extent that goodwill and indefinite-lived intangible assets become impaired. Any impairment review is, by its nature, highly judgmental as estimates of future sales, earnings and cash flows are utilized to determine fair values. However, we believe that we conduct a thorough and competent annual quantitative analysis of goodwill and indefinite-lived intangible assets. Based on the annual goodwill impairment test, we determined there was no impairment of our goodwill as of December 31, 2025. The fair value of each of our reporting units significantly exceeded its carrying value. Based on the annual indefinite-lived assets impairment test, we determined there was no impairment of our indefinite-lived assets as of December 31, 2025.
Product Warranty
Our products carry warranties that generally range from one to 12 years and are based on terms that are generally accepted in the market. We provide for the estimated cost of product warranty at the time of sale. The product warranty provision is estimated based on warranty loss experience using actual historical failure rates and estimated costs of product replacement. The variables used in the calculation of the provision are reviewed at least annually. At times, warranty issues may arise which are beyond the scope of our historical experience. We provide for any such warranty issues as they become known and estimable. While our warranty costs have historically been within calculated estimates, it is possible that future warranty costs could differ significantly from those estimates. The allocation of the warranty liability between current and long-term is based on the expected warranty liability to be paid in the next year as determined by historical product failure rates. At December 31, 2025 and 2024, our reserve for product warranties was $209.7 million and $190.4 million, respectively.

Non-GAAP Measures
We are providing non-U.S. Generally Accepted Accounting Principles (GAAP) measures (adjusted earnings, adjusted EPS, total segment earnings, and adjusted segment earnings) that exclude the impact of restructuring and impairment expenses. Reconciliations from GAAP measures to non-GAAP measures are provided below.
We believe that the measures of adjusted earnings, adjusted EPS, adjusted segment earnings and free cash flow provide useful information to investors about our performance and allow management and our investors to better understand our performance between periods without regard to items that we do not consider to be a component of our core operating performance or recurring in nature.
A. O. SMITH CORPORATION
Adjusted Earnings and Adjusted Earnings Per Share
(dollars in millions, except per share data)
(unaudited)
The following is a reconciliation of net earnings and diluted earnings per share to adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP):

	Twelve Months Ended December 31,
	2025	2024
Net Earnings (GAAP)	$546.2	$533.6
Restructuring and impairment expenses, before tax	—	17.6
Tax effect on above items	—	(3.2)
Adjusted Earnings (non-GAAP)	$546.2	$548.0

Diluted Earnings Per Share (GAAP)(1)	$3.85	$3.63
Restructuring and impairment expenses, per diluted share, before tax	—	0.12
Tax effect on above items per diluted share	—	(0.02)
Adjusted Earnings Per Share (non-GAAP)(1)	$3.85	$3.73
(1) Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding.

A. O. SMITH CORPORATION
Adjusted Segment Earnings
(dollars in millions)
(unaudited)
The following is a reconciliation of reported earnings before provision for income taxes to total segment earnings (non-GAAP) and adjusted segment earnings (non-GAAP):

	Twelve Months Ended December 31,
	2025	2024
Earnings Before Provision for Income Taxes (GAAP)	$715.1	$701.0
Add: Corporate expense	75.5	63.9
Add: Interest expense	13.5	6.7
Total Segment Earnings (non-GAAP)	$804.1	$771.6

North America(1)	$727.9	$707.5
Rest of World(2)	76.4	64.5
Inter-segment earnings elimination	(0.2)	(0.4)
Total Segment Earnings (non-GAAP)	$804.1	$771.6

Additional Information
(1)North America	$727.9	$707.5
Restructuring and impairment expenses, before tax	—	6.3
Adjusted North America (non-GAAP)	$727.9	$713.8

(2)Rest of World	$76.4	$64.5
Restructuring and impairment expenses, before tax	—	11.3
Adjusted Rest of World (non-GAAP)	$76.4	$75.8

A. O. SMITH CORPORATION
Free Cash Flow
(dollars in millions)
(unaudited)

The following is a reconciliation of reported cash flow from operating activities to free cash flow (non-GAAP):

	Twelve Months Ended December 31,
	2025	2024
Cash provided by operating activities (GAAP)	$616.8	$581.8
Less: Capital expenditures	(70.8)	(108.0)
Free cash flow (non-GAAP)	$546.0	$473.8
OTHER MATTERS
Environmental
Our operations are governed by a number of federal, foreign, state, local and environmental laws concerning the generation and management of hazardous materials, the discharge of pollutants into the environment and remediation of sites owned by the Company or third parties. We have expended financial and managerial resources complying with such laws. Expenditures related to environmental matters were not material in 2025 and we do not expect them to be material in any single year. We have reserves associated with environmental obligations at various facilities and we believe these reserves together with available insurance coverage are sufficient to cover reasonably anticipated remediation costs. Although we believe that our operations are substantially in compliance with such laws and maintain procedures designed to maintain compliance, there are no assurances that substantial additional costs for compliance will not be incurred in the future. However, since the same laws govern our competitors, we should not be placed at a competitive disadvantage.
Risk Management
We evaluate risk to our business in a number of ways, primarily through our Enterprise Risk Management (ERM) process, which we conduct enterprise-wide on a periodic basis, and seeks to identify and address significant and material risks. Our ERM process assesses, manages, and monitors risks consistent with the integrated risk framework in the Enterprise Risk Management-Integrated Framework (2017) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We believe that risk-taking is an inherent aspect of the pursuit of our strategy. Our goal is to manage risks prudently rather than avoid risks. We can mitigate risks and their impact on our company only to a limited extent.
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
We enter into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. At December 31, 2025, we had net foreign currency contracts outstanding with notional values of $93.3 million. Assuming a hypothetical ten percent movement in the respective currencies, the potential foreign exchange gain or loss associated with the change in exchange rates would amount to $9.3 million. However, gains and losses from our forward contracts will be offset by gains and losses in the underlying transactions being hedged.

Forward-Looking Statements
This filing contains statements that the Company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “continue,” “guidance,” “outlook” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: further weakening in North American residential or commercial construction or instability in the Company’s replacement markets; failure to realize the expected benefits of acquisitions or expected synergies; difficulties in predicting results of operations of an acquired business; negative impact to the Company’s businesses from international tariffs, including any new or increased tariffs that could also trigger retaliatory responses from other countries, as well as trade disputes and geopolitical differences, including the conflicts in Ukraine and the Middle East; further softening in U.S. residential and commercial water heater demand; negative impacts to the Company, particularly the demand for its products, resulting from global inflationary pressures or a potential recession in one or more of the markets in which the Company participates; the Company’s ability to continue to obtain commodities, components, parts and accessories on a timely basis through its supply chain and at expected costs; inability of the Company to implement or maintain pricing actions; inconsistent recovery of the Chinese economy or a further decline in the growth rate of consumer spending or housing sales in China; the availability, timing or effects of China stimulus programs; uncertain outcomes and costs and other potential impacts of the Company’s assessment relating to the Company’s China business; potential weakening in the high-efficiency gas boiler segment in the U.S.; substantial defaults in payment by, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; foreign currency fluctuations; failure to realize the expected benefits, timing and extent of regulatory changes; competitive pressures on the Company’s businesses, including new technologies and new competitors; the impact of potential information technology or data security breaches; negative impact of changes in government regulations or regulatory requirements; the inability to respond to secular trends toward decarbonization and energy efficiency; and adverse developments in general economic, political and business conditions in key regions of the world. A more detailed description of these risks is contained under the heading "Risk Factors" in Item 1A above. Forward-looking statements included in this filing are made only as of the date of this filing, and the Company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the Company, or persons acting on its behalf, are qualified entirely by these cautionary statements.
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
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Market Risk” above.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of A. O. Smith Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of A. O. Smith Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 10, 2026 expressed an unqualified opinion thereon.
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

Product Warranty Liability

Description of the Matter	At December 31, 2025, the Company’s product warranty liability was $209.7 million. As discussed in Note 1 of the consolidated financial statements, the Company records a liability for the expected cost of warranty-related claims at the time of sale. The product warranty liability is estimated based upon warranty loss experience using actual historical failure rates and estimated cost of product replacement. Products generally carry warranties from one to twelve years. The Company performs separate warranty calculations based on the product type and the warranty term and aggregates them.
Auditing the Company’s product warranty liability for certain of its products was complex due to the judgmental nature of the warranty loss experience assumptions, including the estimated product failure rate and the estimated cost of product replacement. In particular, it is possible that future product failure rates may not be reflective of actual historical product failure rates, or that a product quality issue has not yet been identified. Additionally, the cost of product replacement could differ from estimates due to fluctuations in the replacement cost of the product.

How We Addressed the Matter in our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s product warranty liability calculation. For example, we tested controls over management’s review of the product warranty liability calculation, including the significant assumptions and the data inputs to the calculation.

To test certain products of the Company’s product warranty liability calculation, our audit procedures included, among others, evaluating the methodology used, and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We tested the completeness and accuracy of the claims settled data. We recalculated the historical failure rates using actual claims settled data. We compared the estimated cost of replacement included in the product warranty liability with the current costs to manufacture a comparable product and assessed the impact of projected changes in significant product costs. We also analyzed current year claims settled data to identify changes in failure trends and assessed the historical accuracy of the prior year liability.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1917.
Milwaukee, Wisconsin
February 10, 2026

CONSOLIDATED BALANCE SHEETS

December 31 (dollars in millions)
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$174.5	$239.6
Marketable securities	18.7	36.5
Receivables	582.3	541.4
Inventories	479.3	532.1
Other current assets	36.7	43.3
Total Current Assets	1,291.5	1,392.9
Net property, plant and equipment	635.1	628.7
Goodwill	710.6	761.7
Other intangibles	362.3	321.1
Operating lease assets	46.3	32.8
Other assets	97.0	102.8
Total Assets	$3,142.8	$3,240.0
Liabilities
Current Liabilities
Trade payables	$504.1	$588.7
Accrued payroll and benefits	93.6	78.5
Accrued liabilities	147.5	153.0
Product warranties	75.0	67.0
Long-term debt due within one year	42.3	10.0
Total Current Liabilities	862.5	897.2
Long-term debt	112.7	183.2
Product warranties	134.7	123.4
Pension liabilities	7.4	11.0
Long-term operating lease liabilities	37.1	23.5
Other liabilities	130.4	118.2
Total Liabilities	1,284.8	1,356.5
Commitments and contingencies	—	—
Stockholders’ Equity
Preferred Stock	—	—
Class A Common Stock (shares issued 25,993,539 and 26,014,825 as of December 31, 2025 and 2024, respectively)	130.0	130.1
Common Stock (shares issued 164,714,053 and 164,692,769 as of December 31, 2025 and 2024, respectively)	164.7	164.7
Capital in excess of par value	614.4	601.3
Retained earnings	3,951.8	3,601.3
Accumulated other comprehensive loss	(98.6)	(111.9)
Treasury stock at cost	(2,904.3)	(2,502.0)
Total Stockholders’ Equity	1,858.0	1,883.5
Total Liabilities and Stockholders’ Equity	$3,142.8	3,240.0
See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EARNINGS

Years ended December 31 (dollars in millions, except per share amounts)
	2025	2024	2023
Net sales	$3,830.2	$3,818.1	$3,852.8
Cost of products sold	2,342.8	2,362.0	2,368.0
Gross profit	1,487.4	1,456.1	1,484.8
Selling, general and administrative expenses	759.4	739.3	727.4
Restructuring and impairment expenses	—	17.6	18.8
Interest expense	13.5	6.7	12.0
Other income, net	(0.6)	(8.5)	(6.9)
Earnings before provision for income taxes	715.1	701.0	733.5
Provision for income taxes	168.9	167.4	176.9
Net Earnings	$546.2	$533.6	$556.6
Net Earnings Per Share of Common Stock (1)	$3.87	$3.65	$3.71
Diluted Net Earnings Per Share of Common Stock (1)	$3.85	$3.63	$3.69
(1)Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Years ended December 31 (dollars in millions)
	2025	2024	2023
Net Earnings	$546.2	$533.6	$556.6
Other comprehensive earnings (loss)
Foreign currency translation adjustments	13.1	(24.0)	3.8
Unrealized net gain (loss) on cash flow derivative instruments, less related income tax (provision) benefit of $(0.4) in 2025, $0.7 in 2024 and $1.4 in 2023	1.3	(2.2)	(4.2)
Change in pension liability less related income tax benefit of $0.4 in 2025, $0.5 in 2024 and $0.5 in 2023	(1.1)	(1.5)	(1.4)
Comprehensive Earnings	$559.5	$505.9	$554.8
See accompanying notes which are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31 (dollars in millions)
	2025	2024	2023
Operating Activities
Net earnings	$546.2	$533.6	$556.6
Adjustments to reconcile earnings to cash provided by (used in) operating activities:
Depreciation and amortization	85.1	78.8	78.3
Stock based compensation expense	13.8	14.9	11.5
Deferred income taxes	8.9	(4.6)	(3.8)
Non-cash impairments	—	4.7	15.6
Pension settlement income	—	—	(0.9)
Pension settlement non-cash taxes	—	—	0.2
Net changes in operating assets and liabilities, net of acquisitions:
Current assets and liabilities	(55.7)	(22.6)	20.0
Noncurrent assets and liabilities	18.5	(23.0)	(7.2)
Cash Provided by Operating Activities	616.8	581.8	670.3
Investing Activities
Capital expenditures	(70.8)	(108.0)	(72.6)
Acquisitions	—	(145.9)	(16.8)
Investments in marketable securities	(42.7)	(73.7)	(63.1)
Net proceeds from sales of marketable securities	60.5	60.5	128.4
Cash Used in Investing Activities	(53.0)	(267.1)	(24.1)
Financing Activities
Proceeds from debt	1,087.3	1,100.1	688.0
Repayments of debt	(1,124.9)	(1,030.4)	(906.1)
Common stock repurchases	(400.8)	(305.8)	(306.5)
Net proceeds from stock option activity	1.0	18.1	23.4
Dividends paid	(195.7)	(190.4)	(183.5)
Cash Used in Financing Activities	(633.1)	(408.4)	(684.7)
Effect of exchange rate changes on cash and cash equivalents	4.2	(6.6)	(12.8)
Net decrease in cash and cash equivalents	(65.1)	(100.3)	(51.3)
Cash and cash equivalents-beginning of year	239.6	339.9	391.2
Cash and Cash Equivalents-End of Year	$174.5	$239.6	$339.9
See accompanying notes, which are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31 (dollars in millions)
	2025	2024	2023
Class A Common Stock
Balance at the beginning of the year	$130.1	$130.1	$130.2
Conversion of Class A Common Stock	(0.1)	—	(0.1)
Balance at the end of the year	$130.0	$130.1	$130.1
Common Stock
Balance at the beginning of the year	$164.7	$164.7	$164.7
Conversion of Class A Common Stock	—	—	—
Balance at the end of the year	$164.7	$164.7	$164.7
Capital in Excess of Par Value
Balance at the beginning of the year	$601.3	$578.2	$555.9
Conversion of Class A Common Stock	0.1	—	0.1
Issuance of share units	(16.7)	(15.0)	(10.3)
Vesting of share units	(2.5)	(2.5)	(3.7)
Stock based compensation expense	13.2	13.1	10.4
Exercises of stock options	1.3	11.4	14.5
Issuance of share based compensation	17.7	16.1	11.3
Balance at the end of the year	$614.4	$601.3	$578.2
Retained Earnings
Balance at the beginning of the year	$3,601.3	$3,258.1	$2,885.0
Net earnings	546.2	533.6	556.6
Dividends on stock	(195.7)	(190.4)	(183.5)
Balance at the end of the year	$3,951.8	$3,601.3	$3,258.1
Accumulated Other Comprehensive Loss
Balance at the beginning of the year	$(111.9)	$(84.2)	$(82.4)
Foreign currency translation adjustments	13.1	(24.0)	3.8
Unrealized net gain (loss) on cash flow derivative instruments, less related income tax (provision) benefit of $(0.4) in 2025, $0.7 in 2024 and $1.4 in 2023	1.3	(2.2)	(4.2)
Change in pension liability less related income tax benefit of $0.4 in 2025, $0.5 in 2024 and $0.5 in 2023	(1.1)	(1.5)	(1.4)
Balance at the end of the year	$(98.6)	$(111.9)	$(84.2)
Treasury Stock
Balance at the beginning of the year	$(2,502.0)	$(2,202.5)	$(1,905.7)
Exercise of stock options, net of 32,203, 36,300 and 61,605 shares surrendered as proceeds and to pay taxes in 2025, 2024 and 2023, respectively	(0.2)	6.6	8.8
Stock incentives and directors’ compensation	0.3	0.2	0.3
Shares repurchased	(400.8)	(305.8)	(306.5)
Excise tax on repurchases of common stock	(4.0)	(3.0)	(3.1)
Vesting of share units	2.4	2.5	3.7
Balance at the end of the year	$(2,904.3)	$(2,502.0)	$(2,202.5)
Total Stockholders’ Equity	$1,858.0	$1,883.5	$1,844.4
See accompanying notes which are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Significant Accounting Policies
Organization. A. O. Smith Corporation (A. O. Smith or the Company) is comprised of two reporting segments: North America and Rest of World. The Rest of World segment is primarily comprised of China, India, and Europe. Both segments manufacture and market comprehensive lines of residential and commercial gas and electric water heaters, boilers, tanks and water treatment products. Both segments primarily manufacture and market in their respective regions of the world.
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
Fair value of financial instruments. The carrying amounts of cash, cash equivalents, marketable securities, receivables, floating rate debt and trade payables approximated fair value as of December 31, 2025 and 2024, due to the short maturities or frequent rate resets of these instruments. The fair value of term notes with financial institutions included in Long-term debt within the consolidated balance sheets was approximately $139.0 million as of December 31, 2025 compared with the carrying amount of $155.0 million for the same date. The fair value of term notes with financial institutions was approximately $143.6 million as of December 31, 2024 compared with the carrying amount of $163.2 million.
Foreign currency translation. For all subsidiaries outside the U.S., with the exception of its Barbados, Hong Kong and Mexican companies and its non-operating companies in the Netherlands, the Company uses the local currency as the functional currency. For those operations using a functional currency other than the U.S. dollar, assets and liabilities were translated into U.S. dollars at year-end exchange rates, and revenues and expenses were translated at weighted-average exchange rates. The resulting translation adjustments were recorded as a separate component of stockholders’ equity. The Barbados, Hong Kong, Mexican and non-operating Netherlands companies use the U.S. dollar as the functional currency. Gains and losses from foreign currency transactions were included in net earnings and were not significant in 2025, 2024, or 2023.
Cash and cash equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Marketable securities. The Company considers all highly liquid investments with maturities greater than 90 days when purchased to be marketable securities. At December 31, 2025, the Company’s marketable securities consisted of bank time deposits with original maturities ranging from 180 days to 12 months and were primarily located at investment grade rated banks in China and Hong Kong.
Inventory valuation. Inventories are carried at lower of cost or net realizable value. Cost is determined on the last-in, first-out (LIFO) method for a certain portion of the Company’s domestic inventories, which comprised 40 percent and 43 percent of the Company’s total inventory at December 31, 2025 and 2024, respectively. The inventories of foreign subsidiaries and the remaining domestic inventories and supplies were determined using the first-in, first-out (FIFO) method.
Property, plant and equipment. Property, plant and equipment are stated at cost. Depreciation is computed primarily by the straight-line method. The estimated service lives used to compute depreciation are generally 25 to 50 years for buildings, three to 20 years for equipment and three to 15 years for software. Maintenance and repair costs are expensed as incurred.
Goodwill and other intangibles. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis. Separable intangible assets, primarily comprised of customer relationships, that are not deemed to have an indefinite life are amortized on a straight-line basis over their estimated useful lives which range from two to 25 years.
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
The following table presents the Company’s product warranty liability activity in 2025 and 2024:

Years ended December 31 (dollars in millions)	2025	2024
Balance at beginning of year	$190.4	$188.1
Expense	84.2	81.1
Claims settled	(66.0)	(78.8)
Acquired obligations	1.1	—
Balance at end of year	$209.7	$190.4
Derivative instruments. The Company utilizes certain derivative instruments to enhance its ability to manage currency as well as raw materials price risk. The Company does not enter into contracts for speculative purposes. The fair values of all derivatives are recorded in the consolidated balance sheets. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive loss (AOCL), depending on whether the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. See Note 13, “Derivative Instruments” for disclosure of the Company’s derivative instruments and hedging activities.
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
Assets (liabilities) measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	Balance Sheet Location	December 31, 2025	December 31, 2024
Quoted prices in active markets for identical assets (Level 1)	Marketable Securities	$18.7	$36.5
Significant other observable inputs (Level 2)	Accrued liabilities	—	(1.9)
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
Advertising. The majority of advertising costs are charged to operations as incurred and totaled $101.1 million, $100.3 million and $93.9 million during 2025, 2024 and 2023, respectively. Included in total advertising costs are expenses associated with store displays for water heater, water treatment products, and kitchen products in China that are amortized over 12 to 48 months which totaled $24.0 million, $21.1 million and $15.2 million during 2025, 2024 and 2023, respectively.

1. Organization and Significant Accounting Policies (continued)
Research and development. Research and development costs are charged to operations as incurred and amounted to $95.0 million, $101.7 million and $97.5 million during 2025, 2024 and 2023, respectively.
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
Stock-based compensation. Compensation cost is recognized using the straight-line method over the vesting period of the award and forfeitures are recognized as they occur. In accordance with amended ASC 718 Compensation-Stock Compensation, the Company recognized $0.6 million, $4.1 million, and $3.2 million of discrete income tax benefits on settled stock based compensation awards during 2025, 2024, and 2023 respectively.
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
Earnings per share of common stock. The Company is not required to use the two-class method of calculating earnings per share because its Class A Common Stock and Common Stock have equal dividend rights. The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	2025	2024	2023
Denominator for basic earnings per share - weighted-average shares outstanding	141,029,845	145,997,584	149,952,679
Effect of dilutive stock options, restricted stock and share units	884,995	1,086,496	1,062,895
Denominator for diluted earnings per share	141,914,840	147,084,080	151,015,574
Recent Accounting Pronouncements
In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), which modernizes the accounting guidance for internal-use software costs by eliminating the requirement to assess software development stages and introduces a new capitalization threshold. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of reviewing the guidance and evaluating its impact on its financial statements.
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
In December 2023, the FASB amended ASC 740 (issued under ASU 2023-09, “Improvements to Income Tax Disclosures”). This ASU requires added disclosures related to the tax rate reconciliation and income taxes paid and includes other amendments intended to improve effectiveness and comparability. The update is effective for the Company beginning with its 2025 annual disclosures and interim periods beginning in 2026. As a result of adoption, income tax disclosures for prior periods presented have been revised to conform to the new disclosure requirements. The adoption of ASU 2023-09 did not affect the Company’s financial position or its results of operations. Refer to Note 14, Income Taxes, for additional disclosures.

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
Additionally, certain customers in China pay the Company prior to the shipment of products resulting in a customer deposits liability of $34.2 million and $54.4 million at December 31, 2025 and December 31, 2024, respectively. Customer deposit liabilities are short term in nature, recognized into revenue within one year of receipt.
The Company assesses the collectability of customer receivables based on the creditworthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for credit losses, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors including forward-looking information when establishing adequate allowances for credit losses, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. The Company’s allowance for credit losses was $14.1 million and $12.9 million at December 31, 2025 and December 31, 2024, respectively.
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
Disaggregation of Net Sales
The Company is comprised of two reporting segments: North America and Rest of World. The Rest of World segment is primarily comprised of China, India, and Europe. Both segments manufacture and market comprehensive lines of residential and commercial gas, heat pump and electric water heaters, boilers, tanks and water treatment products. Both segments primarily manufacture and market in their respective regions of the world.
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
The North America segment's major product lines are defined as the following:
Water heaters The Company’s water heaters are open water heating systems that heat potable water. Typical applications for water heaters include residences, restaurants, hotels, office buildings, laundries, car washes and small businesses. The Company sells residential and commercial water heater products and related parts through its wholesale distribution channel, which includes approximately 800 independent wholesale plumbing distributors. The Company also sells residential water heaters and related parts through retail and maintenance, repair and operations (MRO) channels. A significant portion of the Company’s water heater sales in the North America segment is derived from the replacement of existing products.
Boilers The Company’s boilers are closed loop water heating systems used primarily for space heating or hydronic heating. The Company’s boilers are primarily used in applications in commercial settings for hospitals, schools, hotels and other large

2. Revenue Recognition (continued)
commercial buildings while residential boilers are used in homes, apartments and condominiums. The Company’s boiler distribution channel is comprised primarily of manufacturer representative firms, with the remainder of its boilers distributed through wholesale channels. The Company’s boiler sales in the North America segment are derived from a combination of replacement of existing products and new construction.
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

Years ended December 31 (dollars in millions)	2025	2024	2023
North America
Water heaters and related parts	$2,460.1	$2,441.7	$2,456.9
Boilers and related parts	281.0	260.0	240.1
Water treatment products	243.1	248.4	225.9
Total North America	2,984.2	2,950.1	2,922.9
Rest of World
China	$689.5	$791.9	$835.1
All other Rest of World(1)	190.9	126.7	121.8
Total Rest of World	880.4	918.6	956.9
Inter-segment sales	(34.4)	(50.6)	(27.0)
Total Net Sales	$3,830.2	$3,818.1	$3,852.8
(1)Includes the results of Pureit from the fourth quarter 2024, the period of acquisition.
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
The following table summarizes the final allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition. Of the $56.4 million of acquired identifiable intangible assets, $48.5 million was assigned to trademarks that are not subject to amortization, $3.7 million was assigned to patents which are amortized over 15 years, and the remaining $4.2 million million was assigned to customer relationships which are amortized over two to three years. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The allocation of the purchase price to goodwill decreased by $0.8 million in 2025 due to valuation adjustments related to identifiable intangible assets.

3. Acquisitions (continued)

(dollars in millions)
Current assets	$5.6
Property, plant and equipment	0.6
Intangible assets	56.4
Goodwill	63.9
Total assets acquired	126.5
Current liabilities	(1.9)
Net assets acquired	$124.6
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
Supplemental balance sheet information related to leases is as follows:

(dollars in millions)	December 31, 2025	December 31, 2024
Liabilities
Short term: Accrued liabilities	$10.8	$11.3
Long term: Operating lease liabilities	37.1	23.5
Total operating lease liabilities	$47.9	$34.8
Less: Rent incentives and deferrals	(1.6)	(2.0)
Assets
Operating lease assets	$46.3	$32.8

4. Leases (continued)

Lease Term and Discount Rate	December 31, 2025
Weighted-average remaining lease term	7.1 years
Weighted-average discount rate	5.40%
The components of lease expense were as follows:

(dollars in millions)
Lease Expense(1)	Classification	Year ended December 31, 2025	Year ended December 31, 2024
Operating lease expense	Cost of products sold	$6.4	$7.0
	Selling, general and administrative expenses	16.8	15.9
(1)Includes short-term lease expense of $1.8 million and variable lease expenses of $5.8 million for the year ended December 31, 2025 and short-term lease expense of $1.7 million and variable lease expenses of $6.0 million for the year ended December 31, 2024, respectively.
Maturities of lease liabilities were as follows:

(dollars in millions)	December 31, 2025
2026	$14.3
2027	9.4
2028	7.1
2029	5.7
2030	4.9
After 2030	15.3
Total lease payments	56.7
Less: Imputed interest	(8.8)
Present value of operating lease liabilities	$47.9
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
Also in 2023, the Company recorded $3.2 million of restructuring expense related to the exit of a business within the Far East region.

5. Restructuring and Impairment Expenses (continued)
The following table presents an analysis of the Company’s restructuring reserve for the years ended December 31, 2025, 2024, and 2023:

(dollars in millions)	Severance Costs	Other Restructuring Expenses	Non-cash Impairments	Total
Balance at December 31, 2023	$0.3	$2.9	$—	$3.2
Charges	12.1	0.8	4.7	17.6
Cash payments	(3.5)	(2.2)	—	(5.7)
Non-cash and other adjustments	—	—	(4.7)	(4.7)
Balance at December 31, 2024	8.9	1.5	—	10.4
Charges	—	—	—	—
Cash payments	(8.9)	(0.8)	—	(9.7)
Non-cash and other adjustments	—	—	—	—
Balance at December 31, 2025	—	0.7	—	0.7
6. Statements of Cash Flows
Supplemental cash flow information is as follows:

Years ended December 31 (dollars in millions)	2025	2024	2023
Net change in current assets and liabilities, net of acquisitions:
Receivables	$(36.4)	$49.0	$(16.4)
Inventories	56.9	(40.5)	18.1
Other current assets	8.3	7.1	7.2
Trade payables	(97.9)	(5.9)	(21.4)
Accrued liabilities, including payroll and benefits	16.5	(32.9)	28.4
Income taxes	(3.1)	0.6	4.1
	$(55.7)	$(22.6)	$20.0
In addition, cash interest paid during the years ended December 31, 2025, 2024 and 2023 was $13.5 million, $6.7 million, and $12.3 million, respectively. Total cash and cash equivalents and marketable securities at December 31, 2025 and 2024 was $193.2 million and $276.1 million, respectively, of which $140.1 million and $205.7 million were held by the Company’s foreign subsidiaries, at December 31, 2025 and 2024, respectively.
7. Inventories
The following table presents the components of the Company’s inventory balances:

December 31 (dollars in millions)	2025	2024
Finished products	$180.1	$196.1
Work in process	43.7	42.4
Raw materials	311.3	343.0
Inventories, at FIFO cost	535.1	581.5
LIFO reserve	(55.8)	(49.4)
Inventories, at LIFO cost	$479.3	$532.1

8. Property, Plant and Equipment

December 31 (dollars in millions)	2025	2024
Land	$30.4	$30.0
Buildings	424.9	408.5
Equipment	961.8	911.8
Software	147.3	145.6
	1,564.4	1,495.9
Accumulated depreciation and amortization	(929.3)	(867.2)
Net property, plant, and equipment	$635.1	$628.7
9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill during the years ended December 31, 2025 and 2024 consisted of the following:

(dollars in millions)	North America	Rest of World	Total
Balance at December 31, 2023	$574.9	$58.5	$633.4
Currency translation adjustment	(8.7)	(1.4)	(10.1)
Acquisitions	20.5	117.9	138.4
Balance at December 31, 2024	586.7	175.0	761.7
Currency translation adjustment	4.8	(2.0)	2.8
Acquisition adjustments(1)	—	(53.9)	(53.9)
Balance at December 31, 2025	$591.5	$119.1	$710.6
(1)Measurement period adjustments related to the 2024 acquisitions which impacted the amount of goodwill originally reported.
The carrying amount of other intangible assets consisted of the following:

	2025			2024
December 31 (dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Patents	$7.4	$(4.2)	$3.2	$3.7	$(3.7)	$—
Customer lists	291.7	(201.6)	90.1	287.5	(187.3)	100.2
Total amortizable intangible assets	299.1	(205.8)	93.3	291.2	(191.0)	100.2
Indefinite-lived intangible assets:
Trade names	269.0	—	269.0	220.9	—	220.9
Total intangible assets	$568.1	$(205.8)	$362.3	$512.1	$(191.0)	$321.1
Amortization expenses of other intangible assets of $14.8 million, $12.7 million, and $12.6 million were recorded in 2025, 2024 and 2023, respectively. In the future, excluding the impact of any future acquisitions, the Company expects amortization expense of approximately $14.5 million annually and the intangible assets will be amortized over a weighted-average period of 9 years.
The Company concluded that no goodwill impairment existed at the time of the annual impairment tests which were performed in the fourth quarters of 2025, 2024 and 2023. No impairments of other intangible assets were recorded in 2025, 2024 and 2023.

10. Debt
The Company was obligated under the following debt instruments:

December 31 (dollars in millions)	2025	2024
Revolving credit agreement borrowings, average year-end interest rates of 5.3% for 2024	$—	$30.0
Variable rate agreements, expiring 2029, average year-end interest rates of 7.4% for 2025 and 8.0% for 2024	46.6	49.0
Fixed rate agreements, expiring 2026-2034, average year-end interest rates of 3.3% for 2025 and 3.1% for 2024	108.4	114.2
	155.0	193.2
Long-term debt due within one year	(42.3)	(10.0)
Long-term debt	$112.7	$183.2
In 2024, the Company renewed and amended its $500 million multi-year multi-currency revolving credit agreement with a new expiration date of August 23, 2029. The facility has an accordion provision which allows it to be increased up to $1 billion if certain conditions (including lender approval) are satisfied. Borrowings under the Company’s bank credit lines and commercial paper borrowings are supported by the $500 million revolving credit agreement. As a result of the long-term nature of this facility, the Company’s credit line borrowings are classified as long-term debt at December 31, 2024 (no credit line borrowings existed at December 31, 2025). At its option, the Company either maintains cash balances or pays fees for bank credit and services. The Company has interest expense obligations of $15.3 million on outstanding debt as of December 31, 2025. Scheduled maturities of long-term debt within each of the five years subsequent to December 31, 2025 are as follows:

Years ending December 31 (dollars in millions)	Amount
2026	$42.3
2027	39.9
2028	24.9
2029	24.9
2030	10.0
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
There were 21,286 shares during 2025, 8,307 shares during 2024 and 12,524 shares during 2023, of Class A Common Stock converted into Common Stock. Regular dividends paid on the A. O. Smith Corporation Class A Common Stock and Common Stock amounted to $1.38, $1.30 and $1.22 per share in 2025, 2024 and 2023, respectively.
In 2025, the Board of Directors approved adding 5,000,000 shares of Common Stock to an existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by the Company's Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In 2025, the Company repurchased 5,942,601 shares at an average price of $67.44 per share and at a total cost of $400.8 million. As of December 31, 2025, there were 803,524 shares remaining on the existing repurchase authorization. In 2024, the Company repurchased 3,755,337 shares at a cost of $305.8 million. In 2023, the Company repurchased 4,377,000 shares at a cost of $306.5 million.
At December 31, 2025, a total of 130,380 and 52,034,704 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock. At December 31, 2024, a total of 130,380 and 46,257,599 shares of Class A Common Stock and Common Stock, respectively, were held as treasury stock.

11. Stockholders’ Equity (continued)
Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)	Years ended December 31,
	2025	2024
Cumulative foreign currency translation
Balance at beginning of period	$(104.3)	$(80.3)
Other comprehensive gain (loss) before reclassifications	13.1	(24.0)
Balance at end of period	(91.2)	(104.3)
Unrealized net (loss) gain on cash flow derivatives
Balance at beginning of period	(1.5)	0.7
Other comprehensive gain (loss) before reclassifications	2.5	(0.5)
Realized gains on derivatives reclassified to cost of products sold (net of tax provision of $0.4 in 2025 and $0.5 in 2024, respectively)(1)	(1.2)	(1.7)
Balance at end of period	(0.2)	(1.5)
Pension liability
Balance at beginning of period	(6.1)	(4.6)
Other comprehensive loss before reclassifications	(1.4)	(1.8)
Amounts reclassified from accumulated other comprehensive loss(1)	0.3	0.3
Balance at end of period	(7.2)	(6.1)
Total accumulated other comprehensive loss, end of period	$(98.6)	$(111.9)

(1)Amounts reclassified from accumulated other comprehensive loss:

Realized gains on derivatives reclassified to cost of products sold	$(1.6)	$(2.2)
Tax provision	0.4	0.5
Reclassification net of tax	$(1.2)	$(1.7)
Amortization of pension items:
Actuarial losses	$0.3	$0.3
Prior year service cost	0.1	0.1
	0.4	0.4
Tax benefit	(0.1)	(0.1)
Reclassification net of tax	$0.3	$0.3
12. Stock Based Compensation
The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the Incentive Plan) effective January 1, 2007, and the Incentive Plan was most recently reapproved by stockholders on April 15, 2020. The Incentive Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of options or share units at December 31, 2025, was 2,028,442 which includes 2,400,000 additional shares that were authorized on April 15, 2020 at the Company's annual meeting of stockholders. Upon stock option exercise or share unit vesting, shares are issued from treasury stock. Total stock based compensation expense recognized in 2025, 2024 and 2023 was $13.8 million, $14.9 million and $11.5 million, respectively.

12. Stock Based Compensation (continued)
Stock Options
Beginning in 2023, the Company no longer grants stock options. For active employees, all options granted expire ten years after the date of grant. Stock based compensation expense attributable to stock options for 2025, 2024 and 2023 was $0.1 million, $0.6 million and $1.2 million, respectively.
Changes in options, all of which relate to the Company’s Common Stock, were as follows:

Years Ended December 31	2025		2024		2023
	Number of Options	Weighted Avg. Per Share Exercise Price	Number of Options	Weighted Avg. Per Share Exercise Price	Number of Options	Weighted Avg. Per Share Exercise Price
Number of shares under options:
Outstanding at beginning of year	1,395,841	$55.07	1,872,553	$52.93	2,481,606	$51.22
Exercised(1)	(83,712)	39.60	(473,452)	46.46	(600,344)	45.68
Forfeited	(15,300)	53.00	(3,260)	74.27	(8,709)	66.96
Outstanding at end of year(2)	1,296,829	56.10	1,395,841	55.07	1,872,553	52.93
Exercisable at end of year(3)	1,296,829	56.10	1,295,061	53.59	1,549,749	49.51
(1)The total intrinsic value of options exercised in 2025, 2024 and 2023 was $2.0 million, $18.0 million and $15.0 million, respectively.
(2)The weighted average remaining contractual life of options outstanding was 5 years at December 31, 2025, 6 years at December 31, 2024 and 7 years at December 31, 2023, respectively. The aggregate intrinsic value of options outstanding at December 31, 2025 was $16.0 million.
(3)The weighted average remaining contractual life of options exercisable was 5 years at December 31, 2025, and 6 years at December 31, 2024 and December 31, 2023, respectively. The aggregate intrinsic value of options exercisable at December 31, 2025 was $16.0 million.

	Number of Options	Weighted Avg. Per Share Exercise Price
Nonvested options at beginning of year	100,780	$74.10
Vested	(100,780)	74.10
Nonvested options at end of year	—	—

12. Stock Based Compensation (continued)
Share Units
Participants in the Incentive Plan may also be awarded share units. Share units vest three years after the date of grant. The Company granted 269,545, 195,497 and 168,807 share units under the Incentive Plan in 2025, 2024 and 2023, respectively.
The share units were valued at $17.9 million, $16.1 million and $11.3 million at the date of issuance in 2025, 2024 and 2023, respectively, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period; however, included in share unit expense was expense associated with accelerated vesting of share unit awards for certain employees who are retirement eligible or will become retirement eligible during the vesting period. Stock based compensation expense attributable to share units of $11.2 million, $12.5 million and $9.6 million was recognized in 2025, 2024 and 2023, respectively. Certain non-U.S.-based employees receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.
A summary of share unit activity under the Incentive Plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2025	469,269	$71.50
Granted	269,545	66.28
Vested	(87,790)	72.78
Forfeited	(19,717)	70.21
Issued and unvested at December 31, 2025	631,307	68.92
Performance Stock Units
Beginning in 2023, certain executives may be awarded performance stock units under the Incentive Plan. Performance stock units vest over three years following the date of the grant. Performance stock units vest under a set of measurement criteria which are based upon achievement of certain Sustainability targets. Potential payouts range from zero to 150 percent of the target awards and changes from target amounts are reflected as performance adjustments. The Company granted 38,435, 29,475 and 24,580 performance stock units under the Incentive Plan in 2025, 2024 and 2023, respectively.
The performance stock units were valued at $2.5 million, $2.4 million and $1.7 million at the date of issuance in 2025, 2024 and 2023, respectively, based on the price of the Company’s Common Stock at the date of grant. The performance stock units are recognized as compensation expense ratably over the three-year vesting period. Stock based compensation expense attributable to performance stock units of $2.5 million, $1.8 million and $0.7 million was recognized in 2025, 2024 and 2023, respectively. Certain non-U.S.-based executives receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.
A summary of stock unit activity under the Incentive Plan is as follows:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2025	74,398	$75.40
Granted	38,435	65.68
Forfeited	(3,131)	70.78
Issued and unvested at December 31, 2025	109,702	72.12

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
The majority of the amounts in accumulated other comprehensive loss for cash flow hedges are expected to be reclassified into earnings within one year. The combined fair value of the foreign currency forward contracts was an asset balance of $1.0 million as of December 31, 2025 which was recorded in Other current assets within the consolidated balance sheet. The combined fair value of the foreign currency forward contracts was a liability balance of $1.4 million as of December 31, 2024 and recorded in Accrued liabilities within the consolidated balance sheet.
The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts that are designated as cash flow hedges:

December 31 (dollars in millions)	2025		2024
	Buy	Sell	Buy	Sell
Canadian dollar	$—	$57.8	$—	$28.9
Euro	16.8	—	14.0	—
Mexican peso	18.7	—	27.2	—
Total	$35.5	$57.8	$41.2	$28.9
Interest Rate Swaps
The Company is exposed to interest rate risk as a result of its floating rate borrowings. The Company entered into a forward interest rate swap agreement with an independent counterparty to hedge the variability in cash flows due to changes in Secured Overnight Financing Rate (SOFR) benchmark interest rate associated with variable rate borrowings. The interest rate swap has a maturity date of September 30, 2029 and effectively converts the Company’s variable interest rate obligation to a fixed interest rate obligation. The interest rate swap had an aggregate notional amount of 4.2 billion rupees as of December 31, 2025 and December 31, 2024. The aggregate effective interest rate of the swap as of December 31, 2025 and December 31, 2024 was 8.25%.
The fair value of the interest rate swap contract was a liability balance of $1.0 million as of December 31, 2025 which was recorded in Accrued liabilities within the consolidated balance sheet. The fair value of the interest rate swap contract was $0.5 million as of December 31, 2024 which was recorded in Accrued liabilities within the consolidated balance sheet.

13. Derivative Instruments (continued)
The effect of cash flow hedges on the consolidated statement of earnings:
Years ended December 31 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivatives		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings
	2025	2024		2025	2024
Foreign currency contracts	$4.0	$(0.7)	Cost of products sold	$1.6	$2.2
Interest rate swaps	(0.5)	(0.5)	Interest Expense	(0.4)	(0.1)
	$3.5	$(1.2)		$1.2	$2.1
Net Investment Hedges
The Company uses foreign currency denominated intercompany debt and third-party foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For the derivative instruments that are designated and qualify as net investment hedges, gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its non-U.S. subsidiaries. These hedges are determined to be effective. The Company recognized $8.8 million of after-tax losses and $2.3 million of after-tax gains associated with hedges of a net investment in non-U.S. subsidiaries in currency translation adjustment in other comprehensive income in 2025 and 2024, respectively.
The contractual amount of the Company’s foreign currency denominated intercompany debt that are designated as net investment hedge was 1.5 billion RMB as of both December 31, 2025 and December 31, 2024. The fair value of the net investment hedges was zero as of both December 31, 2025 and December 31, 2024.
14. Income Taxes
The components of the provision for income taxes consisted of the following:

Years ended December 31 (dollars in millions)	2025	2024	2023
Current:
Federal	$99.8	$124.3	$124.9
State	25.4	25.2	28.3
International	34.8	22.5	27.5
Deferred:
Federal	11.9	(4.4)	(4.8)
State	2.1	(0.5)	(1.8)
International	(5.1)	0.3	2.8
	$168.9	$167.4	$176.9

14. Income Taxes (continued)

The provision for income taxes differs from the U.S. federal statutory rate due to the following items:

Years ended December 31	2025		2024		2023
	Dollars	Percentages	Dollars	Percentages	Dollars	Percentages
U.S. federal statutory tax rate	$150.2	21.0%	$147.2	21.0%	$154.0	21.0%
State and local income tax, net of federal (national) benefit (1)	21.0	2.9	18.1	2.6	21.0	2.9
Foreign tax effects
China
Tax benefit from research and development expenditures	(8.5)	(1.2)	(7.9)	(1.1)	(10.1)	(1.4)
Other	4.2	0.6	3.2	0.5	5.3	0.7
Other foreign jurisdictions	6.8	1.0	1.5	0.2	6.2	0.9
Other Adjustments	(4.8)	(0.7)	5.3	0.7	0.5	0.0
	$168.9	23.6%	$167.4	23.9%	$176.9	24.1%
(1)The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, Florida, Illinois, Massachusetts, Maryland, New Jersey, New York and New York City for 2025, California, Illinois, Maryland, Michigan, New Jersey, New York, Pennsylvania and Tennessee for 2024 and California, Florida, Illinois, Massachusetts, New Jersey, New York, Pennsylvania and Tennessee for 2023.
Components of earnings before income taxes were as follows:

Years ended December 31 (dollars in millions)	2025	2024	2023
U.S.	$586.0	$577.2	$596.4
International	129.1	123.8	137.1
	$715.1	$701.0	$733.5
The cash taxes paid by the Company were as follows:

Years ended December 31 (dollars in millions)	2025	2024	2023
Federal	$119.2	$136.1	$134.8
State	21.7	28.2	25.7
International
Canada	11.4	11.4	11.6
China	9.3	8.3	15.0
Other foreign jurisdictions	3.6	3.7	2.4
	$165.2	$187.7	$189.5
Undistributed earnings of the Company’s foreign subsidiaries amounted to $633.1 million at December 31, 2025. The Company had $4.8 million accrued for its estimate of withholding taxes due upon repatriation of approximately $93.0 million of foreign earnings it considers not permanently reinvested as of December 31, 2025. The Company considers $540.1 million of the total undistributed earnings to be permanently reinvested as a result of various factors including imposition of statutory restrictions at certain jurisdictions that prohibit the repatriation of a portion of the earnings. Accordingly, no provision for state, local and foreign withholding income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to state and local taxes, and withholding taxes payable to the various foreign countries. The Company expects to be able to take a 100 percent dividend received deduction to offset any US federal income tax liability. Determination of the amount of unrecognized state and local deferred income tax liability and associated foreign withholding taxes is not practicable due to the complexities associated with its hypothetical calculation.

14. Income Taxes (continued)

The tax effects of temporary differences of assets and liabilities between income tax and financial reporting are as follows:

December 31 (dollars in millions)	2025		2024
	Assets	Liabilities	Assets	Liabilities
Employee benefits	$18.7	$—	$16.7	$—
Product liability and warranties	55.9	—	51.6	—
Inventories	3.1	—	2.0	—
Accounts receivable	12.4	—	12.0	—
Property, plant and equipment	—	51.9	—	49.8
Intangibles	—	80.9	—	58.6
Environmental liabilities	1.3	—	1.4	—
Undistributed foreign earnings	—	4.8	—	3.5
Tax loss and credit carryovers	22.7	—	9.7	—
All other	11.2	—	11.0	—
Valuation allowance	(10.4)	—	(6.1)	—
	$114.9	$137.6	$98.3	$111.9
Net liability		$22.7		$13.6
The Company believes it is more likely than not that it will realize its net deferred tax assets through the reduction of future taxable income. The Company considered historical operating results in determining the probability of the realization of the deferred tax assets.
A reconciliation of the beginning and ending amounts of tax loss carryovers, credit carryovers and valuation allowances is as follows:

	Net Operating Losses and Tax Credits		Valuation Allowances
December 31 (dollars in millions)	2025	2024	2025	2024
Beginning balance	$9.7	$12.3	$6.1	$11.7
Change in balance	13.0	(2.6)	4.3	(5.6)
Ending balance	$22.7	$9.7	$10.4	$6.1
The Company has foreign net operating loss carryovers that expire in 2026 through 2031, with some net operating losses being carried forward indefinitely and state and local net operating loss carryovers that are carried forward indefinitely.
A reconciliation of the beginning and ending amount of unrecognized benefits is as follows:

(dollars in millions)	2025	2024
Balance at January 1	$16.2	$17.2
Change to tax positions from prior years	(3.2)	(1.0)
Balance at December 31	$13.0	$16.2
The amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is $4.9 million. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2025, there was an immaterial amount of interest and penalties accrued. The Company anticipates that there will not be a material decrease in the total amount of unrecognized tax benefits in 2026. The Company’s U.S. federal income tax returns and its U.S. state and local income tax returns are subject to audit for the years 2022-2025 and 2010-2025, respectively. The Company is subject to examinations in foreign tax jurisdictions for the years 2019-2025. If the examinations at certain foreign tax jurisdictions are resolved unfavorably, there could be additional assessments imposed by the relevant authorities.

15. Commitments and Contingencies
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
Product Liability
The Company is subject to various claims and pending lawsuits for product liability and other matters arising out of the conduct of the Company’s business. For product liability claims, the Company self insures a portion of its product liability loss exposure. The Company has established reserves and insurance coverage that it believes are adequate to cover incurred claims. For the years ended December 31, 2025 and 2024, the Company had $125 million of product liability insurance for individual losses in excess of $7.5 million. At December 31, 2025 and 2024, the reserve for product liability was $26.6 million and $26.3 million, respectively. The Company periodically reevaluates its exposure on claims and lawsuits and makes adjustments to its reserves as appropriate. The Company believes, based on current knowledge, consultation with counsel, adequate reserves and insurance coverage that the outcome of such claims and lawsuits will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Purchase Obligations
The Company utilizes blanket purchase orders to communicate expected annual requirements to certain suppliers. Requirements under blanket purchase orders generally do not become committed until several weeks prior to the scheduled unit production. The purchase obligations the Company considers firm as of December 31, 2025, is $211.7 million, most of which will be ordered in 2026.
Inventory Repurchase Arrangements
The Company maintained a commercial relationship with a supply-chain service provider (the Provider) in connection with the Company’s business in China. In this capacity, the Provider offered order-entry, warehousing and logistics support. The Provider also offered asset-backed financing to certain of the Company’s distributors in China to facilitate their working capital needs. To facilitate its financing support business, the Provider collateralized lending facilities in place with multiple Chinese banks under which the Company agreed to repurchase inventory if both requested by the banks and certain defined conditions are met, primarily related to the aging of the distributors’ notes.
The Provider is required to indemnify the Company for any losses the Company would incur in the event of an inventory repurchase under these arrangements. Potential losses under the repurchase arrangements represent the difference between the repurchase price and net proceeds from the resale of product plus costs incurred in the process, less related distributor rebates. As of December 31, 2025, the Company terminated the arrangement with the Provider. Existing loan balances will be paid down throughout 2026 with no new loans offered.
Before considering any reduction of distributor rebate accruals of $1.9 million and $2.0 million as of December 31, 2025 and December 31, 2024, respectively, and from the resale of the related inventory, the gross amount the Company would be obligated to repurchase, which would be contingent on the default of all of the outstanding loans, was approximately $2.1 million and $2.9 million as of December 31, 2025 and December 31, 2024, respectively. The Company’s reserves for estimated losses under repurchase arrangements were immaterial as of December 31, 2025 and December 31, 2024.

16. Operations by Segment
The Company is comprised of two reporting segments: North America and Rest of World. The Rest of World segment is primarily comprised of China, India, and Europe. Both segments manufacture and market comprehensive lines of residential and commercial gas and electric water heaters, boilers, tanks and water treatment products. Both segments primarily manufacture and market in their respective regions of the world.
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

	December 31, 2025
(dollars in millions)	North America	Rest of World	Inter-segment Elimination	Total Segments	Less: Corporate Expenses	Total
Sales from external customers	$2,964.4	$865.8	$—	$3,830.2	$—	$3,830.2
Inter-segment sales	19.8	14.6	—	34.4	—	34.4
	2,984.2	880.4	—	3,864.6	—	3,864.6
Elimination of Inter-segment sales	(19.8)	(14.6)	—	(34.4)	—	(34.4)
Net Sales	2,964.4	865.8	—	3,830.2	—	3,830.2
Cost of products sold	1,792.2	550.6	—	2,342.8	—	2,342.8
Gross Profit	1,172.2	315.2	—	1,487.4	—	1,487.4
Inter-segment Profit	—	0.2	(0.2)	—	—	—
Selling, general and administrative expenses	444.3	235.9	—	680.2	79.2	759.4
Other expense (income), net(1)	—	3.1	—	3.1	(3.7)	(0.6)
Earnings	$727.9	$76.4	$(0.2)	$804.1	$(75.5)	$728.6
Interest expense						(13.5)
Earnings before provision for income taxes						$715.1
(1)Other expense (income), net consists primarily of interest income that is located within Corporate Expenses.

16. Operations by Segment (continued)

	December 31, 2024
(dollars in millions)	North America	Rest of World	Inter-segment Elimination	Total Segments	Less: Corporate Expenses	Total
Sales from external customers	$2,928.1	$890.0	$—	$3,818.1	$—	$3,818.1
Inter-segment sales	22.0	28.6	—	50.6	—	50.6
	2,950.1	918.6	—	3,868.7	—	3,868.7
Elimination of Inter-segment sales	(22.0)	(28.6)	—	(50.6)	—	(50.6)
Net Sales	2,928.1	890.0	—	3,818.1	—	3,818.1
Cost of products sold	1,780.1	581.9	—	2,362.0	—	2,362.0
Gross Profit	1,148.0	308.1	—	1,456.1	—	1,456.1
Inter-segment Profit	—	0.4	(0.4)	—	—	—
Selling, general and administrative expenses	433.2	235.0	—	668.2	71.1	739.3
Restructuring and impairment expense	6.3	11.3	—	17.6	—	17.6
Other expense (income), net(2)	1.0	(2.3)	—	(1.3)	(7.2)	(8.5)
Earnings	$707.5	$64.5	$(0.4)	$771.6	$(63.9)	$707.7
Interest expense						(6.7)
Earnings before provision for income taxes						$701.0
(2)Other expense (income), net consists primarily of interest income that is located within Corporate Expenses.

	December 31, 2023
(dollars in millions)	North America	Rest of World	Inter-segment Elimination	Total Segments	Less: Corporate Expenses	Total
Sales from external customers	$2,904.3	$948.5	$—	$3,852.8	$—	$3,852.8
Inter-segment sales	18.6	8.4	—	27.0	—	27.0
	2,922.9	956.9	—	3,879.8	—	3,879.8
Elimination of Inter-segment sales	(18.6)	(8.4)	—	(27.0)	—	(27.0)
Net Sales	2,904.3	948.5	—	3,852.8	—	3,852.8
Cost of products sold	1,761.1	607.0	—	2,368.1	(0.1)	2,368.0
Gross Profit	1,143.2	341.5	—	1,484.7	0.1	1,484.8
Inter-segment Profit	—	0.5	(0.5)	—	—	—
Selling, general and administrative expenses	411.6	243.0	—	654.6	72.8	727.4
Restructuring and impairment expense	—	15.7	—	15.7	3.1	18.8
Other expense (income), net(3)	4.9	(0.1)	—	4.8	(11.7)	(6.9)
Earnings	$726.7	$83.4	$(0.5)	$809.6	$(64.1)	$745.5
Interest expense						(12.0)
Earnings before provision for income taxes						$733.5
(3)Other expense (income), net consists primarily of interest income that is located within Corporate Expenses.
In 2025, sales to the Company's North America segment’s two largest customers were $599.7 million and $467.8 million which represented 16 percent and 12 percent of the Company’s net sales, respectively. In 2024, sales to the Company's North America segment’s two largest customers were $586.6 million and $495.8 million which represented 15 percent and 13 percent of the Company’s net sales, respectively. In 2023, sales to the Company's North America segment’s two largest customers were $604.5 million and $509.0 million which represented 16 percent and 13 percent of the Company’s net sales, respectively.

16. Operations by Segment (continued)
Assets, depreciation and capital expenditures by segment

	Total Assets (December 31)			Depreciation and Amortization (Years Ended December 31)			Capital Expenditures (Years Ended December 31)
(dollars in millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023
North America	$2,325.7	$2,315.2	$2,297.4	$64.1	$60.4	$58.6	$60.6	$100.3	$58.4
Rest of World	547.3	592.1	475.0	19.6	17.0	18.3	10.2	7.6	11.0
Total Segments	2,873.0	2,907.3	2,772.4	83.7	77.4	76.9	70.8	107.9	69.4
Corporate(1)	269.8	332.7	441.5	1.4	1.4	1.4	—	0.1	3.2
Total	$3,142.8	$3,240.0	$3,213.9	$85.1	$78.8	$78.3	$70.8	$108.0	$72.6
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

	Long-lived Assets (December 31)				Net Sales (Years Ended December 31)
(dollars in millions)	2025	2024	2023		2025	2024	2023
United States	$447.7	$441.4	$422.6	United States	$2,619.1	$2,573.7	$2,547.1
China	193.6	193.8	210.6	China	672.8	760.0	827.4
Canada	56.7	54.0	58.1	Canada	326.5	331.2	335.3
Other Foreign	80.4	75.1	52.1	Other Foreign	211.8	153.2	143.0
Total	$778.4	$764.3	$743.4	Total	$3,830.2	$3,818.1	$3,852.8
17. Subsequent Events
On January 6, 2026, the Company completed the acquisition of LVC Holdco LLC (“Leonard Valve”). The transaction was completed for $470.0 million, subject to customary adjustments. The all-cash transaction is valued at approximately $412.0 million after adjusting for estimated tax benefits and was funded with cash borrowed under a new credit agreement. The Company has not completed the analysis of identifying and estimating the fair value of identifiable intangible assets acquired. We anticipate preparing a preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the second quarter of fiscal 2026. The measurement period for the valuation of net assets acquired ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, but not to exceed 12 months following the acquisition date. Adjustments in purchase price allocations may require a change in the amounts allocated to net assets acquired during the periods in which the adjustments are determined.
On January 29, 2026, the Company identified a compromise to a portion of the Ashland City, Tennessee facility roof structure due to a severe ice and snow weather event. For safety purposes, production has been halted temporarily in the area of the facility impacted while remediation activities are underway. The Company has shifted certain production activities to other facilities to address the temporary impact. The Company has insurance coverage for the repair of the assets that were impacted and is working closely with its insurance carrier and claims adjusters to ensure financial recovery due to the event. The Company’s insurance policies also provide business interruption coverage, including lost profits, and the reimbursement of other expenses and costs to be incurred relating to the damages and losses suffered. The Company’s evaluation of the situation and associated remediation activities is ongoing. As of the date of this filing, the Company does not expect the event to result in a material impact on its financial results.

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
Management Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2025 as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B – OTHER INFORMATION
During the three months ended December 31, 2025, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of A. O. Smith Corporation
Opinion on Internal Control Over Financial Reporting
We have audited A. O. Smith Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, A. O. Smith Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 10, 2026 expressed an unqualified opinion thereon.
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
February 10, 2026

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information included under the headings “Election of Directors” and “Board Committees” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission (SEC) under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference. The information required regarding Executive Officers of the Company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”
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
The information included under the heading “Compliance with Section 16(a) of the Securities Exchange Act” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.
ITEM 11 – EXECUTIVE COMPENSATION
The information included under the headings "Executive Compensation," "Director Compensation," and "Report of the Personnel and Compensation Committee" in the Company's Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information included under the headings “Principal Stockholders” and “Security Ownership of Directors and Management” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,194,320	(1)	$56.10	(2)	2,028,442	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	2,194,320		56.10		2,028,442
(1)Consists of 1,296,829 shares subject to stock options, 585,887 shares subject to employee share units, 201,903 shares subject to director share units and 109,701 shares subject to performance stock units.
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
ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information included under the headings “Director Independence and Financial Literacy”, “Compensation Committee Interlocks and Insider Participation” and “Procedure for Review of Related Party Transactions” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) is incorporated herein by reference.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our principal accountant is Ernst & Young, LLP (PCAOB ID: 42). The information included under the heading “Report of the Audit Committee” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (to be filed with the SEC under Regulation 14A within 120 days after the end of the registrant’s fiscal year) required by this Item 14 is incorporated herein by reference.

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements of the Company
2.Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	64
Schedules not included have been omitted because they are not applicable.
3.Exhibits - see the Index to Exhibits on pages 61-62 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K are listed as Exhibits 10(a) through 10(p) in the Index to Exhibits.
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

(g)
Credit Agreement dated as of January 5, 2026, among A. O. Smith Corporation, the various lenders party thereto, and Bank of America, N.A., as administrative agents, incorporated by reference to Exhibit 4.1 in the current report on Form 8-K dated January 6, 2026.

	(h)	The corporation has instruments that define the rights of holders of long-term debt that are not being filed with this Registration Statement in reliance upon Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to furnish to the SEC, upon request, copies of these instruments.

(10)	Material Contracts

	(a)	A. O. Smith Combined Incentive Compensation Plan, incorporated by reference to Exhibit A of the Proxy Statement filed on March 6, 2020 for the 2020 Annual Meeting of Stockholders.

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

Exhibit Number	Description
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

	(o)	Summary of Directors’ Compensation incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q for the quarter ended June 30, 2021.

	(p)	Recoupment Policy for Incentive Compensation dated October 9, 2023 (“Clawback”).

(19)		A. O. Smith Corporation Insider Trading Compliance Policy.

(21)		Subsidiaries.

(23)		Consent of Independent Registered Public Accounting Firm.

(31.1)		Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 10, 2026.

(31.2)		Certification by the Executive Vice-President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act, dated February 10, 2026.

(32.1)		Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32.2)		Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(101)
The following materials from A. O. Smith Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) the Consolidated Statement of Earnings for the three years ended December 31, 2025, (iii) the Consolidated Statement of Comprehensive Earnings for the three years ended December 31, 2025, (iv) the Consolidated Statement of Cash Flows for the three years ended December 31, 2025, (v) the Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2025 and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

A. O. SMITH CORPORATION

Date: February 10, 2026	By:	/s/ Stephen M. Shafer
Stephen M. Shafer President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 10, 2026 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title	Signature

STEPHEN M. SHAFER	/s/ Stephen M. Shafer
Director	Stephen M. Shafer
President and Chief Executive Officer

CHARLES T. LAUBER	/s/ Charles T. Lauber
Executive Vice President and Chief Financial Officer	Charles T. Lauber

BENJAMIN A. OTCHERE	/s/ Benjamin A. Otchere
Vice President and Controller	Benjamin A. Otchere

RONALD D. BROWN	/s/ Ronald D. Brown
Director	Ronald D. Brown

TODD W. FISTER	/s/ Todd W. Fister
Director	Todd W. Fister

VICTORIA M. HOLT	/s/ Victoria M. Holt
Director	Victoria M. Holt

DR. ILHAM KADRI	/s/ Dr. Ilham Kadri
Director	Dr. Ilham Kadri

MICHAEL M. LARSEN	/s/ Michael M. Larsen
Director	Michael M. Larsen

CHRISTOPHER L. MAPES	/s/ Christopher L. Mapes
Director	Christopher L. Mapes

LOIS M. MARTIN	/s/ Lois M. Martin
Director	Lois M. Martin

MARK D. SMITH	/s/ Mark D. Smith
Director	Mark D. Smith

KEVIN J. WHEELER	/s/ Kevin J. Wheeler
Executive Chairman of the Board	Kevin J. Wheeler

A. O. SMITH CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)
Years ended December 31, 2025, 2024 and 2023

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquisition of Businesses	Deductions	Balance at End of Year
2025:
Valuation allowance for trade and notes receivable	$12.9	$1.9	$—	$(0.7)	$14.1
Valuation allowance for deferred tax assets	6.1	4.3	—	—	10.4
2024:
Valuation allowance for trade and notes receivable	10.1	3.1	—	(0.3)	12.9
Valuation allowance for deferred tax assets	11.7	—	—	(5.6)	6.1
2023:
Valuation allowance for trade and notes receivable	9.5	1.1	—	(0.5)	10.1
Valuation allowance for deferred tax assets	8.3	3.4	—	—	11.7