Form 10-Q
period 2026-03-31
SMITH A O CORP
filed 2026-04-30
CIK 91142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☒ No
Class A Common Stock Outstanding as of April 28, 2026 - 25,863,159 shares
Common Stock Outstanding as of April 28, 2026 - 111,965,465 shares

Index
A. O. Smith Corporation

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net sales	$945.6	$963.9
Cost of products sold	579.9	588.5
Gross profit	365.7	375.4
Selling, general and administrative expenses	203.9	192.6
Interest expense	7.1	2.9
Other income, net	—	(1.2)
Earnings before provision for income taxes	154.7	181.1
Provision for income taxes	36.7	44.5
Net Earnings	$118.0	$136.6
Basic Net Earnings Per Share of Common Stock	$0.85	$0.95
Diluted Net Earnings Per Share of Common Stock	$0.85	$0.95
Dividends Per Share of Common Stock	$0.36	$0.34

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net earnings	$118.0	$136.6
Other comprehensive (loss) earnings
Foreign currency translation adjustments	(3.5)	0.7
Unrealized gains on cash flow derivative instruments, less related income provision of $(0.4) in 2026, and $(0.3) in 2025	1.3	0.8
Adjustment to pension liability, less related income tax provision of $0.0 in 2026 and $0.0 2025	0.1	0.1
Comprehensive Earnings	$115.9	$138.2
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except for shares)

	(unaudited) March 31, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$185.2	$174.5
Marketable securities	18.7	18.7
Receivables	634.1	582.3
Inventories	488.5	479.3
Other current assets	41.9	36.7
Total Current Assets	1,368.4	1,291.5
Property, plant and equipment	1,579.8	1,564.5
Less accumulated depreciation	(947.6)	(929.4)
Net property, plant and equipment	632.2	635.1
Goodwill	919.9	710.6
Other intangibles	598.7	362.3
Operating lease assets	51.8	46.3
Other assets	79.3	97.0
Total Assets	$3,650.3	$3,142.8
Liabilities
Current Liabilities
Trade payables	$543.0	$504.1
Accrued payroll and benefits	60.7	93.6
Accrued liabilities	159.4	147.5
Product warranties	73.4	75.0
Debt due within one year	41.6	42.3
Total Current Liabilities	878.1	862.5
Long-term debt	574.2	112.7
Product warranties	137.0	134.7
Long-term operating lease liabilities	40.7	37.1
Other liabilities	142.4	137.8
Total Liabilities	1,772.4	1,284.8
Stockholders’ Equity
Class A Common Stock (shares issued, 25,993,539 and 25,993,539 as of March 31, 2026 and December 31, 2025, respectively)	130.0	130.0
Common Stock (shares issued 164,714,053 and 164,714,053 as of March 31, 2026 and December 31, 2025, respectively)	164.7	164.7
Capital in excess of par value	619.0	614.4
Retained earnings	4,019.8	3,951.8
Accumulated other comprehensive loss	(100.7)	(98.6)
Treasury stock at cost	(2,954.9)	(2,904.3)
Total Stockholders’ Equity	1,877.9	1,858.0
Total Liabilities and Stockholders’ Equity	$3,650.3	$3,142.8
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net earnings	$118.0	$136.6
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	23.9	20.7
Share based compensation expense	6.6	6.1
Deferred income taxes	18.3	(5.0)
Net changes in operating assets and liabilities:
Current assets and liabilities	(43.2)	(125.3)
Noncurrent assets and liabilities	5.8	5.6
Cash Provided by Operating Activities	129.4	38.7
Investing Activities
Capital expenditures	(10.5)	(21.3)
Acquisition of business	(470.0)	—
Investments in marketable securities	—	(22.6)
Net proceeds from sale of marketable securities	—	33.1
Cash Used in Investing Activities	(480.5)	(10.8)
Financing Activities
Proceeds from debt	564.4	240.5
Repayments of debt	(101.1)	(164.0)
Common stock repurchases	(51.3)	(120.6)
Net payments from stock option activity	(0.5)	(1.8)
Dividends paid	(50.2)	(49.2)
Cash Provided by (Used in) Financing Activities	361.3	(95.1)
Effect of exchange rate changes on cash and cash equivalents	0.5	0.6
Net increase (decrease) in cash and cash equivalents	10.7	(66.6)
Cash and cash equivalents - beginning of period	174.5	239.6
Cash and Cash Equivalents - End of Period	$185.2	$173.0
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Class A Common Stock
Balance at the beginning of period	$130.0	$130.1
Conversion of Class A Common Stock	—	(0.1)
Balance at end of period	$130.0	$130.0
Common Stock
Balance at the beginning of period	$164.7	$164.7
Conversion of Class A Common Stock	—	$—
Balance at end of period	$164.7	$164.7
Capital in Excess of Par Value
Balance at the beginning of period	$614.4	$601.3
Conversion of Class A Common Stock	—	0.1
Issuance of share units	(13.3)	(12.6)
Vesting of share units	(4.3)	(1.7)
Share based compensation expense	6.3	6.0
Exercises of stock options	2.6	0.1
Issuance of share based compensation	13.3	12.6
Balance at end of period	$619.0	$605.8
Retained Earnings
Balance at the beginning of period	$3,951.8	$3,601.3
Net earnings	118.0	136.6
Dividends on stock	(50.0)	(49.1)
Balance at end of period	$4,019.8	$3,688.8
Accumulated Other Comprehensive Loss (see Note 14)	$(100.7)	$(110.3)
Treasury Stock
Balance at the beginning of period	$(2,904.3)	$(2,502.0)
Exercise of stock options	(3.1)	(1.8)
Shares repurchased	(51.3)	(120.6)
Excise tax on repurchases of common stock	(0.5)	(1.2)
Vesting of share units	4.3	1.7
Balance at end of period	$(2,954.9)	$(2,623.9)
Total Stockholders’ Equity	$1,877.9	$1,855.1
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full year. It is suggested the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 10, 2026.
Recent Accounting Pronouncements
In December 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), which modernizes the accounting guidance for internal-use software costs by eliminating the requirement to assess software development stages and introduces a new capitalization threshold. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of reviewing the guidance and evaluating the impact on its financial statements.
In November 2024, the FASB issued ASU 2024-03 “Income Statement - Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses.” The ASU requires additional disclosures by disaggregating the costs and expense line items that are presented on the face of the income statement. The ASU is effective for the Company beginning with its 2027 annual disclosures and subsequent interim periods. Early adoption is permitted. This ASU requires a public company to apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its disclosures.
In December 2023, the FASB amended Accounting Standards Codification (ASC) 740 (issued under ASU 2023-09, “Improvements to Income Tax Disclosures”). This ASU requires added disclosures related to the tax rate reconciliation and income taxes paid and includes other amendments intended to improve effectiveness and comparability. The update is effective for the Company beginning with its 2025 annual disclosures and interim periods beginning in 2026. The adoption of ASU 2023-09 did not affect the Company’s financial position or its results of operations. Refer to Note 12, Income Taxes, for additional disclosures.
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
The nature, timing and amount of revenue for a respective performance obligation are consistent for each customer. The Company measures the sales transaction price based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Sales and value added taxes are excluded from the measurement of the transaction price. The Company’s payment terms for the majority of its customers are 30 to 90 days from shipment. Additionally, certain

2. Revenue Recognition (continued)
customers in China pay the Company prior to the shipment of products resulting in a customer deposits liability of $28.9 million and $34.2 million at March 31, 2026 and December 31, 2025, respectively. Customer deposit liabilities are short term in nature, recognized into revenue within one year of receipt.
The Company assesses the collectability of customer receivables based on the creditworthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for credit losses, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors including forward-looking information when establishing adequate allowances for credit losses, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. The Company’s allowance for credit losses was $15.3 million and $14.1 million at March 31, 2026 and December 31, 2025, respectively.
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
Disaggregation of Net Sales
The Company is comprised of two reporting segments: North America and Rest of World. The Rest of World segment is primarily comprised of China, Europe and India. Both segments manufacture and market comprehensive lines of residential and commercial gas, heat pump and electric water heaters, boilers, tanks and water treatment products. Both segments primarily manufacture and market in their respective regions of the world, and as a result, the Company has determined that geography is the primary factor in reporting its sales. The Company further disaggregates its North America segment sales by major product line as each of North America’s major product lines is sold through distinct distribution channels and these product lines may be impacted differently by certain economic factors. Within the Rest of World segment, particularly in China and India, the Company’s major customers purchase across the Company’s product lines, utilizing the same distribution channels regardless of product type. In addition, the impact of economic factors is unlikely to be differentiated by product line in the Rest of World segment.
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
Boilers and Components The Company’s boilers are closed loop water heating systems used primarily for space heating or hydronic heating. The Company’s boilers are primarily used in applications in commercial settings for hospitals, schools, hotels and other large commercial buildings while residential boilers are used in homes, apartments and condominiums. Additionally, the Company designs and manufactures components related to water temperature control valves and boiler controls. The valves and controls are primarily used for institutional, commercial, and residential applications, including digital monitoring solutions for multi‑family, education, and light commercial facilities. The Company’s boiler and component distribution channel is comprised primarily of manufacturer representative firms, with the remainder distributed through wholesale channels. The Company’s boiler and component sales in the North America segment are derived from a combination of replacement of existing products and new construction.
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

2. Revenue Recognition (continued)
The following table disaggregates the Company’s net sales by segment. As described above, the Company’s North America segment sales are further disaggregated by major product line. The Company’s Rest of World segment sales are disaggregated by China and all other Rest of World:

(dollars in millions)	Three Months Ended March 31,
	2026	2025
North America
Water heaters and related parts	$611.8	$624.6
Boilers, related parts, and components (1)	81.5	64.4
Water treatment products and related parts	60.1	59.7
Total North America	753.4	748.7
Rest of World
China	$162.4	$187.2
All other Rest of World	38.3	39.5
Total Rest of World	200.7	226.7
Inter-segment sales	(8.5)	(11.5)
Total Net Sales	$945.6	$963.9
(1) Includes $15.9 million of sales of LVC Holdco LLC (Leonard Valve) from January 6, 2026, the date of acquisition.
3. Acquisitions
2026 Acquisition
On January 6, 2026, the Company acquired 100 percent of the shares and related assets of Leonard Valve a leading manufacturer of water temperature and flow solutions. The addition of Leonard Valve is an advancement of its presence in the water management market, and Leonard Valve is included in its North America segment. The transaction was completed for $470.0 million, net of cash acquired and subject to customary adjustments. The all-cash transaction was funded with cash borrowed under a new credit agreement. Upon closing of the acquisition, $2.0 million was placed into escrow to cover potential working capital adjustments. This escrow amount is included in the total purchase consideration.
Most of the combined purchase price for assets and operations acquired was recorded as intangibles and goodwill with the remaining portion allocated to identifiable assets acquired and liabilities assumed. As of March 31, 2026, the purchase price allocation remains preliminary and subject to final valuation adjustments that will be completed within the one-year period following the acquisition date. The Company incurred acquisition costs of approximately $6.8 million that were recorded in "Selling, general and administrative expenses."
The following table summarizes the preliminary allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition.

(in millions)
Current assets	$14.8
Property, plant and equipment	4.6
Intangible assets	244.5
Goodwill	212.2
Other assets	0.3
Total assets acquired	476.4
Current liabilities	(5.9)
Other liabilities	(0.5)
Net assets acquired	$470.0
Of the $244.5 million of acquired identifiable intangible assets, $39.6 million was assigned to trademarks that are not subject to amortization, $5.9 million was assigned to patents which are amortized over 10 years, and the remaining $199.0 million was assigned to customer relationships which are amortized over 19 and 20 years. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill.

3. Acquisitions (continued)
Revenues and pre-tax earnings associated with Leonard Valve included in the consolidated statement of earnings for the quarter ended March 31, 2026 totaled $15.9 million and $5.5 million, respectively. As required under ASC 805 Business Combinations, results of operations have been included in the Company’s consolidated financial statements from the date of their acquisition.
4. Inventories
The following table presents the components of the Company’s inventory balances:

(dollars in millions)	March 31, 2026	December 31, 2025
Finished products	$182.6	$180.1
Work in process	43.6	43.7
Raw materials	311.0	311.3
Inventories, at FIFO cost	537.2	535.1
LIFO reserve	(48.7)	(55.8)
Inventories, at LIFO cost	$488.5	$479.3
5. Product Warranties
The Company offers warranties on the sales of certain of its products with terms that are consistent with the market and records an accrual for the estimated future claims. The following table presents the Company’s warranty liability activity:

(dollars in millions)	Three Months Ended March 31,
	2026	2025
Balance at January 1,	$209.7	$190.4
Expense	21.1	19.4
Acquired obligations	0.5	1.1
Claims settled	(20.9)	(16.6)
Balance at March 31,	$210.4	$194.3
6. Debt
In 2024, the Company renewed and amended its $500 million multi-year, multi-currency revolving credit agreement with a new expiration date of August 23, 2029. The facility has an accordion provision that allows it to be increased up to $1 billion if certain conditions (including lender approval) are satisfied. Borrowings under the Company's bank credit lines and commercial paper borrowings are supported by a $500 million revolving credit agreement. As a result of the long-term nature of this facility, the Company’s commercial paper and credit line borrowings are classified as long-term debt at March 31, 2026. At its option, the Company either maintains cash balances or pays fees for bank credit and services. The facility requires the Company to maintain two financial covenants, a leverage ratio test and an interest coverage test. The Company was in compliance with the covenants as of March 31, 2026.
On January 5, 2026, the Company entered into an agreement for a new three-year, $470 million term loan with a group of eight banks. The Company borrowed the full available amount on January 5, 2026, and used the proceeds to finance the purchase of Leonard Valve. The term loan matures in January 2029, and the terms of the agreement outline a balloon payment at maturity. The interest rate on the loan is variable based on the SOFR (secured overnight financing rate) plus 0.88%. For the period ending March 31, 2026, the interest rate was 4.55%.

7. Earnings per Share of Common Stock
The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended March 31,
	2026	2025
Denominator for basic earnings per share - weighted average shares	138,292,701	143,579,588
Effect of dilutive stock options and share units	874,679	828,132
Denominator for diluted earnings per share	139,167,380	144,407,720
8. Share Based Compensation
The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the Incentive Plan) effective January 1, 2007, and the Incentive Plan was most recently reapproved by stockholders on April 15, 2020. The Incentive Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of share based compensation at March 31, 2026 was 1,893,236. Upon vesting or exercise of share based compensation, shares are issued from treasury stock.
Share Units
Participants in the Incentive Plan may be awarded share units. Share units vest three years after the date of grant. The Company granted 182,070 and 209,366 share units under the Incentive Plan in the three months ended March 31, 2026 and 2025, respectively.
The share units were valued at $14.4 million and $13.7 million at the date of issuance in 2026 and 2025, respectively, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period. Included in share unit expense in the three months ended March 31, 2026 and 2025 was expense associated with accelerated vesting of share unit awards for certain employees who are retirement eligible or will become retirement eligible during the vesting period. Share based compensation expense attributable to share units of $5.7 million and $5.5 million was recognized in the three months ended March 31, 2026 and 2025, respectively. Certain non-U.S.-based employees receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.
A summary of share unit activity under the Incentive Plan is as follows for the three months ended March 31, 2026:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2026	631,307	$68.92
Granted	182,070	79.03
Vested	(153,295)	67.14
Issued and unvested at March 31, 2026	660,082	72.09
Performance Stock Units
Beginning in 2023, certain executives may be awarded performance stock units under the Incentive Plan. Performance stock units vest over three years following the grant date. Performance stock units vest under a set of measurement criteria that are based upon achievement of certain sustainability targets. Potential payouts range from zero to 150% of the target awards and changes from target amounts are reflected as performance adjustments. The Company granted 30,015 and 35,365 performance stock units under the Incentive Plan in the three months ended March 31, 2026 and 2025, respectively.
The performance stock units were valued at $2.4 million and $2.3 million at the date of issuance in 2026 and 2025, respectively, based on the price of the Company’s Common Stock at the date of grant. The performance stock units are recognized as compensation expense ratably over the three-year vesting period. Share based compensation expense attributable to performance stock units of $0.9 million and $0.5 million was recognized in the three months ended March 31, 2026 and 2025, respectively. Certain non-U.S.-based executives receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.

8. Share Based Compensation (continued)
A summary of performance stock unit activity under the Incentive Plan is as follows for the three months ended March 31, 2026:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2026	109,702	$72.12
Granted	30,015	79.09
Vested	(33,107)	67.14
Performance adjustments	10,911	65.68
Issued and unvested at March 31, 2026	117,521	74.71
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
The Company’s Chief Executive Officer (CEO) is the Chief Operating Decision Maker (CODM). The CODM allocates resources and makes operating decisions based on the financial information presented by the two reporting segments. The measures regularly reviewed by the CODM include segment sales, earnings, and segment margin. Segment earnings, defined by the Company as earnings before interest expense, taxes, corporate expense, and corporate research and development expenses, were used to measure the performance of the segments. The CODM uses these financial measures to evaluate and allocate capital and company resources as critical determinants of segment performance.

	Three Months Ended March 31, 2026
(dollars in millions)	North America	Rest of World	Total Segments	Corporate Expenses	Total
Sales from external customers	$748.9	$196.7	$945.6	$—	$945.6
Inter-segment sales	4.5	4.0	8.5	—	8.5
	753.4	200.7	954.1	—	954.1
Elimination of Inter-segment sales	(4.5)	(4.0)	(8.5)	—	(8.5)
Net Sales	748.9	196.7	945.6	—	945.6
Cost of products sold	451.7	128.2	579.9	—	579.9
Gross Profit	297.2	68.5	365.7	—	365.7
Selling, general and administrative expenses	122.2	54.9	177.1	26.8	203.9
Other (income) expense, net	(0.4)	1.2	0.8	(0.8)	—
Earnings	$175.4	$12.4	$187.8	$(26.0)	$161.8
Interest expense					(7.1)
Earnings before provision for income taxes					$154.7

9. Segment Results (continued)

	Three Months Ended March 31, 2025
(dollars in millions)	North America	Rest of World	Total Segments	Corporate Expenses	Total
Sales from external customers	$743.4	$220.5	$963.9	$—	$963.9
Inter-segment sales	5.3	6.2	11.5	—	11.5
	748.7	226.7	975.4	—	975.4
Elimination of Inter-segment sales	(5.3)	(6.2)	(11.5)	—	(11.5)
Net Sales	743.4	220.5	963.9	—	963.9
Cost of products sold	445.7	142.8	588.5	—	588.5
Gross Profit	297.7	77.7	375.4	—	375.4
Selling, general and administrative expenses	113.4	57.4	170.8	21.8	192.6
Other (income) expense, net	(0.9)	0.6	(0.3)	(0.9)	(1.2)
Earnings	$185.2	$19.7	$204.9	$(20.9)	$184.0
Interest expense					(2.9)
Earnings before provision for income taxes					$181.1
Assets, depreciation and capital expenditures by segment

Assets
(dollars in millions)	March 31, 2026	December 31, 2025
North America	$2,858.8	$2,325.7
Rest of World	532.7	547.3
Total Segments	3,391.5	2,873.0
Corporate(1)	258.8	269.8
Total	$3,650.3	$3,142.8
(1) The majority of corporate assets consist of cash, cash equivalents, marketable securities, and deferred income taxes.

Depreciation and amortization	Three Months Ended March 31,
(dollars in millions)	2026	2025
North America	$19.1	$15.4
Rest of World	4.5	5.0
Total Segments	23.6	20.4
Corporate	0.3	0.3
Total	$23.9	$20.7

Capital expenditures	Three Months Ended March 31,
(dollars in millions)	2026	2025
North America	$9.5	$19.0
Rest of World	1.0	2.3
Total Segments	10.5	21.3
Corporate	—	—
Total	$10.5	$21.3

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
Assets (liabilities) measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	Balance Sheet Location	March 31, 2026	December 31, 2025
Quoted prices in active markets for identical assets (Level 1)	Marketable Securities	$18.7	$18.7
Significant other observable inputs (Level 2)	Net Derivative Assets(1)	1.6	—
(1) See Footnote 11 for additional details regarding the classifications of the derivative contracts.
Items measured at fair value were comprised of the Company’s marketable securities (Level 1) and derivative instruments (Level 2). There were no changes in the Company's valuation techniques used to measure fair values on a recurring basis during the three months ended March 31, 2026.
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
The majority of the amounts in accumulated other comprehensive loss for cash flow hedges are expected to be reclassified into earnings within one year. The combined fair value of the foreign currency forward contracts was an asset balance of $2.0 million as of March 31, 2026 and $1.0 million as of December 31, 2025, respectively, which was recorded in Other current assets within the condensed consolidated balance sheet.

11. Derivative Instruments (continued)
The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts as of the dates indicated that were designated as cash flow hedges:

(dollars in millions)	March 31, 2026		December 31, 2025
	Buy	Sell	Buy	Sell
Canadian dollar	$—	$65.0	$—	$57.8
Euro	12.7	—	16.8	—
Mexican peso	13.3	—	18.7	—
Total	$26.0	$65.0	$35.5	$57.8
Interest Rate Swaps
The Company is exposed to interest rate risk as a result of its floating rate borrowings. The Company entered into a forward interest rate swap agreement with an independent counterparty to hedge the variability in cash flows due to changes in the Secured Overnight Financing Rate (SOFR) benchmark interest rate associated with variable rate borrowings. The interest rate swap at March 31, 2026 has a maturity date of September 30, 2029 and effectively converts the Company’s variable interest rate obligation to a fixed interest rate obligation. The interest rate swap had an aggregate notional amount of 4.2 billion rupees as of March 31, 2026 and December 31, 2025. The aggregate effective interest rate of the swap as of March 31, 2026 was 8.25%.
The fair value of the interest rate swap contract was a liability balance of $0.4 million and $1.0 million as of March 31, 2026 and December 31, 2025, respectively, which was recorded in Accrued liabilities within the condensed consolidated balance sheet.
The effect of cash flow hedges on the condensed consolidated statement of earnings:
Three Months Ended March 31 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivatives		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings
	2026	2025		2026	2025
Foreign currency contracts	$1.5	$1.3	Cost of products sold	$0.6	$(0.2)
Interest rate swap	0.6	(0.3)	Interest expense	(0.1)	—
	$2.1	$1.0		$0.5	$(0.2)
Net Investment Hedges
The Company uses foreign currency denominated intercompany debt and third-party foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For the derivative instruments that are designated and qualify as net investment hedges, gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its non-U.S. subsidiaries. These hedges are determined to be effective. The Company recognized $2.8 million and $1.2 million of after-tax losses associated with hedges of net investments in non-U.S. subsidiaries in currency translation adjustment in other comprehensive loss in the three months ended March 31, 2026 and March 31, 2025, respectively.
The contractual amount of the Company’s foreign currency denominated intercompany debt that is designated as a net investment hedge was ¥1.5 billion RMB as of March 31, 2026 and December 31, 2025. The fair value of the net investment hedge was zero as of March 31, 2026 and December 31, 2025.

12. Income Taxes
The Company’s effective income tax rate for the three months ended March 31, 2026 was 23.7 percent. The Company estimates that its annual effective income tax rate for the full year 2026 will be approximately between 24.0 and 24.5 percent. The effective income tax rate for the three months ended March 31, 2025 was 24.6 percent. The change in the effective income tax rate for the three months ended March 31, 2026 compared to the effective income tax rate for the three months ended March 31, 2025 was primarily due to the geographical earnings mix.
As of March 31, 2026, the Company had $13.0 million of unrecognized tax benefits of which $4.9 million would affect its effective income tax rate if recognized. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company’s U.S. federal income tax returns and its U.S. state and local income tax returns are subject to audit for the years 2022-2026 and 2010-2026, respectively. The Company is subject to examinations in foreign tax jurisdictions for the years 2020-2026.
13. Commitments and Contingencies
On January 29, 2026, the Company identified damage to a portion of the roof structure at its Ashland City, Tennessee facility as a result of a severe ice and snow weather event. For safety reasons, production in the affected area was temporarily suspended while remediation activities were performed. During this period, the Company shifted certain production activities to other facilities to mitigate the operational impact. The Company maintains insurance coverage for property damage, as well as business interruption losses, including lost profits and certain incremental costs incurred as a result of the event. The Company is actively working with its insurance carrier and claims adjusters and continues to gather all costs and losses incurred as part of the event. The Company does not expect this matter to have a material effect on its financial position, results of operations, or cash flows, as the majority of the related costs and losses are expected to be recoverable under its insurance coverage.
The Company maintained a commercial relationship with a supply-chain service provider (the Provider) in connection with the Company’s business in China. In this capacity, the Provider offered order-entry, warehousing and logistics support. The Provider also offered asset-backed financing to certain of the Company’s distributors in China to facilitate their working capital needs. To facilitate its financing support business, the Provider had collateralized lending facilities in place with multiple Chinese banks under which the Company has agreed to repurchase inventory if both requested by the banks and certain defined conditions are met, primarily related to the aging of the distributors’ notes. As of December 31, 2025, the Company terminated the arrangement with the Provider. Existing loan balances will be paid down throughout 2026 with no new loans offered.
The Provider is required to indemnify the Company for any losses the Company would incur in the event of an inventory repurchase under these arrangements. Potential losses under the repurchase arrangements represent the difference between the repurchase price and net proceeds from the resale of the product plus costs incurred in the process, less related distributor rebates. The Company’s reserves for estimated losses under these repurchase arrangements were immaterial as of March 31, 2026 and December 31, 2025.

14. Changes in Accumulated Other Comprehensive Loss by Component
Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)	Three Months Ended March 31,
	2026	2025
Cumulative foreign currency translation
Balance at beginning of period	$(91.2)	$(104.3)
Other comprehensive (loss) gain before reclassifications	(3.5)	0.7
Balance at end of period	(94.7)	(103.6)
Unrealized net (loss) gain on cash flow derivatives
Balance at beginning of period	(0.2)	(1.5)
Other comprehensive gains before reclassifications	1.7	0.7
Realized (gains) losses on derivatives (net of income tax provision (benefit) of $0.1 and ($0.1) in 2026 and 2025, respectively)	(0.4)	0.1
Balance at end of period	1.1	(0.7)
Pension liability
Balance at beginning of period	(7.2)	(6.1)
Amounts reclassified from accumulated other comprehensive loss:	0.1	0.1
Balance at end of period	(7.1)	(6.0)
Accumulated other comprehensive loss, end of period	$(100.7)	$(110.3)
15. Subsequent Event
In April 2026 the Company approved and announced a restructuring plan in its North America water treatment business designed to increase operational efficiency and improve profitability and growth through footprint optimization as well as brand rationalization. In the second quarter, the Company estimates that it will recognize a restructuring charge of approximately $20 million, the majority of which is due to non-cash impairment expenses.

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
Consistent with our stated strategic priorities, we continue to seek acquisitions that enable growth, expand our core business, and establish adjacencies. In January 2026, we acquired LVC Holdco LLC (Leonard Valve) for $470 million, subject to customary adjustments, and was funded with cash borrowed under a new term loan with a group of eight banks. In the first quarter, we recognized $6 million of acquisition-related transaction expenses. Leonard Valve is a leading manufacturer of water temperature and flow solutions and we believe it represents a compelling strategic fit and a meaningful advancement into our presence in the water management market. Leonard Valve is projected to contribute approximately $70 million in sales in 2026 in the North America segment. Leonard Valve contributed approximately $16 million to sales in the first quarter of 2026.
Consistent with our Operational Excellence strategic priority, in April 2026 the Company announced a restructuring plan in its North America water treatment business designed to increase operational efficiency and improve profitability and growth through footprint optimization as well as brand rationalization. In the second quarter, the Company estimates that it will recognize a restructuring charge of approximately $20 million, the majority of which will be due to non-cash impairment expenses. Beginning in 2027, annual savings are projected to be approximately $6 million to $8 million.
In our North America segment, water heater sales decreased two percent in the first quarter of 2026 as pricing benefits were more than offset by lower residential volumes. Our first quarter sales were impacted by softer water heater industry volumes and weather-related production and shipping constraints. We project that full year 2026 residential industry unit volumes will be flat to slightly down, due to softness in new construction and a slower than expected start to the year. Due to a recent announcement from the Department of Energy indicating a one-year enforcement delay of the October 2026 regulatory change, we have lowered our outlook for the commercial water heater industry volumes which we now project will be similar to last year. In response to higher steel and other input costs, in April, we announced price increases of four to seven percent on most of our water heater and boiler products. Our boiler sales grew two percent in the first quarter of 2026. We expect our boiler sales to grow between six and eight percent in 2026 due to pricing benefits and continued demand for our commercial high efficiency condensing gas boilers. We anticipate sales of our North America water treatment products will grow between five and six percent primarily due to tariff-related pricing benefits and as we continue to expand our dealer network, partially offset by softness in our consumer channels.
In our Rest of World segment, China third-party sales declined 17 percent in local currency in the first quarter of 2026 due to continued challenging market conditions including the cessation of the government appliance subsidy programs. For the full year 2026, based on our caution around a recovery timeline of our China business, we have revised and lowered our projection for our third-party sales in China to a low double-digits decrease in local currency sales compared to 2025. In 2025, we initiated an assessment of strategic opportunities for our China business, including strategic partnerships and other alternatives. We believe the China market has substantial long-term prospects and are committed to realizing the potential upside inherent in our China business. The assessment is ongoing.
Combining all of these factors, we expect our 2026 consolidated sales to grow between two and four percent compared to 2025. Our guidance excludes the impacts from potential future acquisitions, any potential outcomes of the assessment of the China business and any changes to tariffs after the date of this filing.

Results of Operations

(dollars in millions)	Three Months Ended March 31,
	2026	2025
Net sales	$945.6	$963.9
Cost of products sold	579.9	588.5
Gross profit	365.7	375.4
Gross profit margin %	38.7%	38.9%
Selling, general and administrative expenses	203.9	192.6
Interest expense	7.1	2.9
Other expense (income), net	—	(1.2)
Earnings before provision for income taxes	154.7	181.1
Provision for income taxes	36.7	44.5
Net Earnings	$118.0	$136.6
Our sales in the first quarter of 2026 were $945.6 million and were lower than the first quarter of 2025 sales of $963.9 million. Compared to the prior year quarter, our net sales decrease was primarily driven by lower sales volumes in residential water heaters in North America, which were impacted by weather-related production and shipping constraints, particularly as a direct result of storm damage at the Company’s Ashland City, Tennessee plant and lower sales volumes in China. The first quarter of 2025 benefited from incremental volume from the pull forward of water heater and boiler sales ahead of tariff and other cost-related price increases. Lower sales volumes were partially offset by the favorable impact of pricing actions in 2025 as mentioned above, incremental sales of approximately $16 million from the 2026 acquisition of Leonard Valve, and a favorable foreign currency translation impact of approximately $11 million resulting from the appreciation of foreign currencies compared to the U.S. dollar.
Our gross profit margin in the first quarter of 2026 was 38.7 percent, compared 38.9 percent in the first quarter of 2025. The decrease in gross profit margin was primarily due to lower sales volumes.
Selling, general, and administrative (SG&A) expenses in the first quarter of 2026 increased $11.3 million compared to the first quarter of 2025. The increases in SG&A expenses in the first quarter of 2026 compared to the prior year period were primarily due to higher employee costs and transaction costs related to the acquisition of Leonard Valve.
Interest expense in the first quarter of 2026 was $7.1 million compared to $2.9 million in the same period last year. The increase in interest expense in the first quarter 2026 was primarily due to higher debt levels as a result of the Leonard Valve acquisition.
Other expense (income), net for the first quarter of 2026 was zero, compared to income of $1.2 million for the first quarter of 2025. The change in Other expense (income), net in the first quarter of 2026 was primarily due to lower interest income.
Our effective income tax rate for the three months ended March 31, 2026 was 23.7 percent. The effective income tax rate for the three months ended March 31, 2025 was 24.6 percent. The change in the effective income tax rate for the three months ended March 31, 2026 compared to the effective income tax rate for the three months ended March 31, 2025 was primarily due to the geographical earnings mix. We estimate that our annual effective income tax rate for the full year of 2026 will be approximately between 24.0 and 24.5 percent.

North America Segment

(dollars in millions)	Three Months Ended March 31,
	2026	2025
Net Sales	$753.4	$748.7
Segment Earnings	175.4	185.2
Segment margin	23.3%	24.7%
Sales in our North America segment were $753.4 million in the first quarter of 2026, an increase of $4.7 million from $748.7 million in the first quarter of 2025. Compared to the prior year quarter, our net sales increase was primarily driven by the benefits of 2025 pricing actions and incremental sales of approximately $16 million from the 2026 acquisition of Leonard Valve largely offset by lower residential water heater volumes which were impacted by weather-related production and shipping constraints, particularly as a direct result of storm damage at the Company’s Ashland City, Tennessee plant. The first quarter of 2025 benefited from incremental volume from the pull forward of water heater and boiler sales ahead of tariff and other cost-related price increases.
North America segment earnings were $175.4 million in the first quarter of 2026, or $9.8 million lower than segment earnings of $185.2 million in the first quarter of 2025. Segment margins were 23.3 percent and 24.7 percent in the first quarter of 2026 and 2025, respectively. Lower segment earnings and segment margin in the first quarter of 2026 were primarily due to lower residential water heater volumes that more than offset the earnings contribution from Leonard Valve. We estimate our 2026 full year North America segment margin will be approximately 24 percent.
Rest of World Segment

(dollars in millions)	Three Months Ended March 31,
	2026	2025
Net Sales	$200.7	$226.7
Segment Earnings	12.4	19.7
Segment margin	6.2%	8.7%
Sales in the Rest of World segment were $200.7 million in the first quarter of 2026, compared to $226.7 million in the first quarter of 2025. The decrease in sales in the first quarter of 2026 compared to same period in 2025 was primarily due to lower sales volumes in China that more than offset the favorable foreign currency translation impact of approximately $8 million resulting from the appreciation of foreign currencies compared to the U.S. dollar.
Rest of World segment earnings were $12.4 million in the first quarter of 2026, or $7.3 million lower compared to $19.7 million in the first quarter of 2025. Segment margins were 6.2 percent and 8.7 percent in the first quarter of 2026 and 2025, respectively. The lower segment earnings and segment margin in the first quarter of 2026 compared to the prior year quarter were primarily driven by lower volumes in China partially offset by the tight spending controls in China. We estimate our 2026 full year Rest of World segment margin will be approximately six to seven percent.
Outlook
We have revised and lowered the high end of our full year sales growth outlook from an increase of between two and five percent to an increase of between two and four percent. We expect market conditions in China to remain challenged through the year. Our 2025 full year earnings per share (EPS) was $3.85 and we have updated and lowered our full-year diluted EPS to be between $3.60 and $3.90 and adjusted EPS to be between $3.70 and $4.00, a reduction from our previous guidance of a diluted EPS range of $3.85 to $4.15, reflecting our caution around a recovery timeline for our China business as well as increased uncertainty around regulatory changes scheduled to take effect later this year in North America. Our guidance excludes the impacts of potential future acquisitions, any potential outcomes of the assessment of the China business, and any changes to tariffs after the date of this filing.

Liquidity & Capital Resources
Our working capital was $490.3 million at March 31, 2026, compared with $429.0 million at December 31, 2025. The increase in working capital was primarily related to higher accounts receivable and cash balances. As of March 31, 2026, cash balances were positively impacted by changes in foreign currency during the quarter of $0.5 million. Cash and cash equivalents used to fund our operations are primarily generated through operating activities and our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We use a global cash pooling arrangement, intercompany borrowing, and some local credit lines to meet funding needs and allocate capital resources among various entities. We have historically made and anticipate future cash repatriations from certain foreign subsidiaries. In the first quarter of 2026, we repatriated approximately $10 million of cash from our foreign subsidiaries and used the proceeds to pay down outstanding debt balances.

(dollars in millions)	Three Months Ended March 31,
	2026	2025
Cash provided by operating activities	$129.4	$38.7
Cash used in investing activities	(480.5)	(10.8)
Cash provided by (used in) financing activities	361.3	(95.1)
Cash provided by operations in the first quarter of 2026 was $129.4 million and higher than $38.7 million in the first quarter of 2025, primarily due to changes in net working capital items, most notably, an increase in accounts payable due to timing of payments to its suppliers, a lesser of an increase in accounts receivable as a result of the Company's ongoing collections efforts that more than offset lower earnings. Our free cash flow in the first quarter of 2026 and 2025 was $118.9 million and $17.4 million, respectively. We expect cash provided by operating activities to be between $605 million and $655 million in 2026. We expect free cash flow to be between $525 million and $575 million in 2026. Free cash flow is a non-GAAP measure described in more detail in the Non-GAAP Measures section below.
Capital expenditures totaled $10.5 million in the first quarter of 2026 compared with $21.3 million in the same period last year. We project that 2026 capital expenditures will be between $70 million and $80 million and full-year depreciation and amortization expense will be approximately $100 million.
In 2024, we renewed and amended our $500 million revolving credit facility ("facility") which now expires on August 23, 2029. The facility is with a group of nine banks and has an accordion provision that allows it to be increased up to $1 billion if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of March 31, 2026, and expect to be in compliance for the foreseeable future. The facility backs up commercial paper and credit line borrowings. At March 31, 2026, we had no borrowings outstanding under the facility and an available borrowing capacity of $500.0 million. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.
In the first quarter of 2026, we completed the acquisition of Leonard Valve for $470 million. The acquisition was funded under a new three-year, $470 million term loan with a group of eight banks. The Company borrowed the full available amount and used the proceeds to finance the purchase. Our leverage, as measured by the ratio of total debt to total capitalization, was 24.7 percent at March 31, 2026, compared with 7.7 percent at December 31, 2025. Our total debt increased by $460.8 million in the first quarter of 2026.
In the first quarter of 2026, our Board of Directors approved adding 5,000,000 shares of common stock to the existing discretionary share repurchase authority. Under the share repurchase program, common stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. During the first quarter of 2026, we repurchased 715,493 shares at an average price of $71.65 per share and at a total cost of $51.3 million. As of March 31, 2026, there were 5,088,031 shares remaining on the existing repurchase authorization. Depending on factors such as stock price, working capital requirements, and alternative investment opportunities, we expect to spend approximately $200 million on stock repurchases in 2026 through a combination of any Rule 10b5-1 automatic trading plan and open market repurchases.
On April 13, 2026, our Board of Directors declared a regular quarterly cash dividend of $0.36 per share on our Common Stock and Class A common stock. The dividend is payable on May 15, 2026, to shareholders of record on April 30, 2026.

Non-GAAP Financial Information
We provide non-GAAP measures of free cash flow and adjusted EPS. We define free cash flow as cash provided by operating activities less capital expenditures. Adjusted EPS excludes the impact of restructuring and impairment expenses.
We believe that free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. We believe that the measure of adjusted EPS provide useful information to investors about our performance and allow management and our investors to better understand our performance between periods without regard to items that we do not consider to be a component of our core operating performance or recurring in nature.

A. O. SMITH CORPORATION
Free Cash Flow
(dollars in millions)
(unaudited)

The following is a reconciliation of reported cash flow from operating activities to free cash flow (non-GAAP):

	Three Months Ended March 31,
	2026	2025
Cash provided by operating activities (GAAP)	$129.4	$38.7
Less: Capital expenditures	(10.5)	(21.3)
Free cash flow (non-GAAP)	$118.9	$17.4

A. O. SMITH CORPORATION
2026 Adjusted EPS Guidance and 2025 EPS
(unaudited)

The following is a reconciliation of diluted EPS to adjusted EPS (non-GAAP) (all items are net of tax):

	2026 Guidance		2025
Diluted EPS (GAAP)	$3.60-3.90		$3.85
Restructuring and impairment expenses	0.10	(1)	—
Adjusted EPS (non-GAAP)	$3.70-4.00		$3.85
(1)Includes announced North America water treatment pre-tax restructuring and impairment expenses of approximately $20 million expected to be recognized in the second quarter.

Critical Accounting Policies
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2025. We believe that at March 31, 2026, there was no material change to this information.
Recent Accounting Pronouncements
Refer to Recent Accounting Pronouncements in Note 1 – Basis of Presentation in the notes to our condensed consolidated financial statements included in Part 1 Financial Information.
Forward Looking Statements
This filing contains statements that the Company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “continue,” “guidance,” “outlook”, “confident” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this release. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: further weakening in North American residential or commercial construction or instability in the Company’s replacement markets; failure to realize the expected benefits of acquisitions or expected synergies; difficulties in predicting results of operations of an acquired business; negative impact to the Company’s businesses from international tariffs, including any new or increased tariffs that could also trigger retaliatory responses from other countries, as well as trade disputes and geopolitical differences, including the conflicts in Ukraine and the Middle East; further softening in U.S. residential and commercial water heater demand; negative impacts to the Company, particularly the demand for its products, resulting from global inflationary pressures or a potential recession in one or more of the markets in which the Company participates; the Company’s ability to continue to obtain commodities, components, parts and accessories on a timely basis through its supply chain and at expected costs, including the recent volatility in fuel and other material prices; inability of the Company to implement or maintain pricing actions; inconsistent recovery of the Chinese economy or a further decline in the growth rate of consumer spending or housing sales in China; the availability, timing or effects of China stimulus programs; uncertain outcomes and costs and other potential impacts of the Company’s assessment relating to the Company’s China business; the failure to realize the expected benefits of restructuring actions; further weakening in the high-efficiency gas boiler segment in the U.S.; substantial defaults in payment by, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; foreign currency fluctuations; failure to realize the expected benefits, timing and extent of regulatory changes; competitive pressures on the Company’s businesses, including new technologies and new competitors; the impact of potential information technology or data security breaches; negative impact of changes in government regulations or regulatory requirements; the inability to respond to secular trends toward decarbonization and energy efficiency; and adverse developments in general economic, political and business conditions in key regions of the world. A more detailed description of these risks is contained under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Forward-looking statements included in this filing are made only as of the date of this filing, and the Company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the Company, or persons acting on its behalf, are qualified entirely by these cautionary statements.
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2025, we are exposed to various types of market risks, including currency and certain commodity risks. Our quantitative and qualitative disclosures about market risk have not materially changed since that report was filed. We monitor our currency and commodity risks on a continuous basis and generally enter into forward and futures contracts to minimize these exposures. The majority of the contracts are for periods of less than one year. Our Company does not engage in speculation in our derivative strategies. It is important to note that gains and losses from our forward and futures contract activities are offset by changes in the underlying costs of the transactions being hedged.

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon this evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of March 31, 2026 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS
There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 15 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
In the first quarter of 2026, our Board of Directors approved adding 5,000,000 shares of common stock to the existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In the first quarter of 2026, we repurchased 715,493 shares at an average price of $71.65 per share and at a total cost of $51.3 million. As of March 31, 2026, there were 5,088,031 shares remaining on the existing repurchase authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1 - January 31, 2026	287,383	$70.47	287,383	5,516,141
February 1 - February 28, 2026	187,352	77.72	187,352	5,328,789
March 1 - March 31, 2026	240,758	68.34	240,758	5,088,031
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.
ITEM 5 - OTHER INFORMATION
During the three months ended March 31, 2026, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6 - EXHIBITS
Refer to the Exhibit Index on page 25 of this report.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2026 and 2025, (ii) the Condensed Consolidated Statement of Comprehensive Earnings for the three months ended March 31, 2026 and 2025, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025 (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2026 and 2025 (v) the Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2026 and 2025 (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

April 30, 2026	/s/ Benjamin A. Otchere
Benjamin A. Otchere
Vice President and Controller

/s/ Charles T. Lauber
Charles T. Lauber
Executive Vice President and Chief Financial Officer