Form 10-Q
period 2026-06-30
SMITH A O CORP
filed 2026-07-30
CIK 91142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☒ No
Class A Common Stock Outstanding as of July 28, 2026 - 25,861,359 shares
Common Stock Outstanding as of July 28, 2026 - 110,047,214 shares

Index
A. O. Smith Corporation

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$1,004.3	$1,011.3	$1,949.9	$1,975.2
Cost of products sold	616.5	614.2	1,196.4	1,202.7
Gross profit	387.8	397.1	753.5	772.5
Selling, general and administrative expenses	197.7	191.3	401.6	383.9
Restructuring and impairment expenses	22.6	—	22.6	—
Interest expense	8.1	4.6	15.2	7.5
Other expense (income), net	1.4	(0.4)	1.4	(1.6)
Earnings before provision for income taxes	158.0	201.6	312.7	382.7
Provision for income taxes	33.1	49.4	69.8	93.9
Net Earnings	$124.9	$152.2	$242.9	$288.8
Basic Net Earnings Per Share of Common Stock	$0.91	$1.07	$1.76	$2.03
Diluted Net Earnings Per Share of Common Stock	$0.91	$1.07	$1.75	$2.01
Dividends Per Share of Common Stock	$0.36	$0.34	$0.72	$0.68

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net earnings	$124.9	$152.2	$242.9	$288.8
Other comprehensive (loss) earnings
Foreign currency translation adjustments	(3.7)	14.5	(7.2)	15.2
Unrealized net gains (losses) on cash flow derivative instruments, less related income tax (provision) benefit of $(0.1) and $(0.5) in 2026, $0.0 and $(0.2) in 2025	0.2	(0.2)	1.5	0.6
Adjustment to pension liability, less related income tax provision of $0.0 and $0.0 in 2026 and $0.1 and $0.1 in 2025	—	0.1	0.1	0.2
Comprehensive Earnings	$121.4	$166.6	$237.3	$304.8
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except for shares)

	(unaudited) June 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$181.3	$174.5
Marketable securities	—	18.7
Receivables	669.8	582.3
Inventories	482.7	479.3
Other current assets	55.5	36.7
Total Current Assets	1,389.3	1,291.5
Property, plant and equipment	1,589.3	1,564.5
Less accumulated depreciation	(970.3)	(929.4)
Net property, plant and equipment	619.0	635.1
Goodwill	915.2	710.6
Other intangibles	589.0	362.3
Operating lease assets	49.7	46.3
Other assets	82.3	97.0
Total Assets	$3,644.5	$3,142.8
Liabilities
Current Liabilities
Trade payables	$525.7	$504.1
Accrued payroll and benefits	74.0	93.6
Accrued liabilities	160.9	147.5
Product warranties	71.6	75.0
Debt due within one year	39.5	42.3
Total Current Liabilities	871.7	862.5
Long-term debt	598.0	112.7
Product warranties	142.0	134.7
Long-term operating lease liabilities	39.2	37.1
Other liabilities	151.7	137.8
Total Liabilities	1,802.6	1,284.8
Stockholders’ Equity
Class A Common Stock (shares issued, 25,991,739 and 25,993,539 as of June 30, 2026 and December 31, 2025, respectively)	130.0	130.0
Common Stock (shares issued 164,715,855 and 164,714,053 as of June 30, 2026 and December 31, 2025, respectively)	164.7	164.7
Capital in excess of par value	623.1	614.4
Retained earnings	4,094.9	3,951.8
Accumulated other comprehensive loss	(104.2)	(98.6)
Treasury stock at cost	(3,066.6)	(2,904.3)
Total Stockholders’ Equity	1,841.9	1,858.0
Total Liabilities and Stockholders’ Equity	$3,644.5	$3,142.8
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net earnings	$242.9	$288.8
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	48.5	41.2
Share-based compensation expense	9.3	8.6
Deferred income taxes	25.1	(9.1)
Non-cash impairment	12.4	—
Net changes in operating assets and liabilities:
Current assets and liabilities	(97.1)	(159.0)
Noncurrent assets and liabilities	12.7	7.8
Cash Provided by Operating Activities	253.8	178.3
Investing Activities
Capital expenditures	(20.5)	(38.4)
Acquisition of business	(470.0)	—
Investments in marketable securities	—	(22.6)
Net proceeds from sale of marketable securities	18.7	59.2
Cash Used in Investing Activities	(471.8)	(1.8)
Financing Activities
Proceeds from debt	819.0	611.3
Repayments of debt	(333.2)	(503.1)
Common stock repurchases	(162.4)	(251.3)
Net payments from stock option activity	—	(0.5)
Dividends paid	(99.8)	(97.5)
Cash Provided by (Used in) Financing Activities	223.6	(241.1)
Effect of exchange rate changes on cash and cash equivalents	1.2	2.9
Net increase (decrease) in cash and cash equivalents	6.8	(61.7)
Cash and cash equivalents - beginning of period	174.5	239.6
Cash and Cash Equivalents - End of Period	$181.3	$177.9
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Class A Common Stock
Balance at the beginning of period	$130.0	$130.0	$130.0	$130.1
Conversion of Class A Common Stock	—	—	—	(0.1)
Balance at end of period	$130.0	$130.0	$130.0	$130.0
Common Stock
Balance at the beginning of period	$164.7	$164.7	$164.7	$164.7
Conversion of Class A Common Stock	—	$—	—	$—
Balance at end of period	$164.7	$164.7	$164.7	$164.7
Capital in Excess of Par Value
Balance at the beginning of period	$619.0	$605.8	$614.4	$601.3
Conversion of Class A Common Stock	—	—	—	0.1
Issuance of share units	(1.2)	(0.1)	(14.5)	(12.7)
Vesting of share units	—	(0.1)	(4.3)	(1.8)
Share-based compensation expense	2.9	2.3	9.2	8.3
Exercises of stock options	0.3	0.5	2.9	0.6
Issuance of share-based compensation	2.1	1.0	15.4	13.6
Balance at end of period	$623.1	$609.4	$623.1	$609.4
Retained Earnings
Balance at the beginning of period	$4,019.8	$3,688.8	$3,951.8	$3,601.3
Net earnings	124.9	152.2	242.9	288.8
Dividends on stock	(49.8)	(48.5)	(99.8)	(97.6)
Balance at end of period	$4,094.9	$3,792.5	$4,094.9	$3,792.5
Accumulated Other Comprehensive Loss (see Note 15)	$(104.2)	$(95.9)	$(104.2)	$(95.9)
Treasury Stock
Balance at the beginning of period	$(2,954.9)	$(2,623.9)	$(2,904.3)	$(2,502.0)
Exercise of stock options	0.2	0.7	(2.9)	(1.1)
Share incentives and directors' compensation	0.3	0.3	0.3	0.3
Shares repurchased	(111.1)	(130.7)	(162.4)	(251.3)
Excise tax on repurchases of common stock	(1.1)	(1.3)	(1.6)	(2.5)
Vesting of share units	—	0.1	4.3	1.8
Balance at end of period	$(3,066.6)	$(2,754.8)	$(3,066.6)	$(2,754.8)
Total Stockholders’ Equity	$1,841.9	$1,845.9	$1,841.9	$1,845.9
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full year. It is suggested the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 10, 2026.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), which modernizes the accounting guidance for internal-use software costs by eliminating the requirement to assess software development stages and introduces a new capitalization threshold. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of reviewing the guidance and evaluating the impact of adopting this ASU on its financial statements.
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
In December 2023, the FASB amended Accounting Standards Codification (ASC) 740 (issued under ASU 2023-09, “Improvements to Income Tax Disclosures”). This ASU requires added disclosures related to the tax rate reconciliation and income taxes paid and includes other amendments intended to improve effectiveness and comparability. The update was effective for the Company beginning with its 2025 annual disclosures and interim periods beginning in 2026. The adoption of ASU 2023-09 did not affect the Company’s financial position or its results of operations. Refer to Note 13, Income Taxes, for additional disclosures.
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
The nature, timing and amount of revenue for a respective performance obligation are consistent for each customer. The Company measures the sales transaction price based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Sales and value added taxes are excluded from the measurement of the transaction price. The Company’s payment terms for the majority of its customers are 30 to 90 days from shipment. Additionally, certain

2. Revenue Recognition (continued)
customers in China pay the Company prior to the shipment of products resulting in a customer deposits liability of $24.3 million and $34.2 million at June 30, 2026 and December 31, 2025, respectively. Customer deposit liabilities are short term in nature, recognized into revenue within one year of receipt.
The Company assesses the collectability of customer receivables based on the creditworthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for credit losses, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors including forward-looking information when establishing adequate allowances for credit losses, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. The Company’s allowance for credit losses was $15.7 million and $14.1 million at June 30, 2026 and December 31, 2025, respectively.
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
Water treatment products The Company’s water treatment products range from point-of-entry water softeners, solutions for problem well water, and whole-home water filtration products to on-the-go filtration bottles, point-of-use carbon, and reverse osmosis products. A portion of the Company’s sales is comprised of replacement filters. Typical applications for the Company’s water treatment products include residences, restaurants, hotels and offices. The Company sells water treatment products through its retail and wholesale distribution channels, similar to water heaters. The Company’s water treatment products are also sold through independent water quality dealers as well as directly to consumers including through e-commerce sales channels.

2. Revenue Recognition (continued)
The following table disaggregates the Company’s net sales by segment. As described above, the Company’s North America segment sales are further disaggregated by major product line. The Company’s Rest of World segment sales are disaggregated by China and all other Rest of World:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
North America
Water heaters and related parts	$656.4	$644.4	$1,268.2	$1,269.0
Boilers, related parts, and components (1)	101.7	71.2	183.2	135.6
Water treatment products and related parts	62.4	63.4	122.5	123.1
Total North America	820.5	779.0	1,573.9	1,527.7
Rest of World
China	$152.4	$192.3	$314.8	$379.5
All other Rest of World	42.5	47.8	80.8	87.3
Total Rest of World	194.9	240.1	395.6	466.8
Inter-segment sales	(11.1)	(7.8)	(19.6)	(19.3)
Total Net Sales	$1,004.3	$1,011.3	$1,949.9	$1,975.2
(1) Includes sales of $15.9 million and $31.8 million in the three and six months ended June 30, 2026, respectively, related to the January 6, 2026 acquisition of Leonard Valve.
3. Acquisitions
2026 Acquisition
On January 6, 2026, the Company acquired 100 percent of the shares and related assets of LVC Holdco LLC (Leonard Valve) a leading manufacturer of water temperature and flow solutions. The addition of Leonard Valve is an advancement of the Company's presence in the water management market, and Leonard Valve is included in the Company's North America segment. The transaction was completed for $470.0 million, net of cash acquired and subject to customary adjustments. The all-cash transaction was funded with cash borrowed under a new credit agreement. Upon closing of the acquisition, $2.0 million was placed into escrow to cover potential working capital adjustments. This escrow amount is included in the total purchase consideration.
Most of the combined purchase price for assets and operations acquired was recorded as intangibles and goodwill with the remaining portion allocated to identifiable assets acquired and liabilities assumed. As of June 30, 2026, the purchase price allocation remains preliminary and subject to final valuation adjustments that will be completed within the one-year period following the acquisition date. The Company incurred acquisition costs of approximately $6.8 million that were recorded in "Selling, general and administrative expenses."
The following table summarizes the preliminary allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition.

(in millions)
Current assets	$13.6
Property, plant and equipment	4.6
Intangible assets	247.8
Goodwill	210.1
Other assets	0.3
Total assets acquired	476.4
Current liabilities	(5.9)
Other liabilities	(0.5)
Net assets acquired	$470.0
Of the $247.8 million of acquired identifiable intangible assets, $39.6 million was assigned to trademarks that are not subject to amortization, $5.9 million was assigned to patents which are amortized over 10 years, and the remaining $202.3 million was

3. Acquisitions (continued)
assigned to customer relationships which are amortized over 19 and 20 years. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The allocation of the purchase price to goodwill decreased by $2.1 million in the second quarter of 2026 due to valuation adjustments related to current assets as well as identifiable intangible assets.
Revenues and pre-tax earnings associated with Leonard Valve included in the consolidated statement of earnings for the six months ended June 30, 2026 totaled $31.8 million and $9.9 million, respectively. As required under ASC 805 Business Combinations, results of operations have been included in the Company’s consolidated financial statements from the date of acquisition.
4. Restructuring and Impairment Expenses
In April 2026, the Company approved and announced a restructuring plan in its water treatment business within the North America segment for approximately $20 million, net of anticipated proceeds from the sale of certain assets expected to occur in late 2026. The plan is designed to increase operational efficiency and accelerate growth through footprint optimization as well as brand rationalization. The Company recognized $22.6 million of restructuring and impairment expenses during the quarter ended June 30, 2026. These expenses were comprised of $2.8 million in severance costs, $7.4 million of other restructuring expenses, and asset impairments of $12.4 million. These expenses had a corresponding tax benefit of $5.5 million.

(dollars in millions)	Severance Expenses	Other Restructuring Expenses	Impairments	Total
Accrued severance and restructuring expenses, March 31, 2026(1)	$—	$0.5	$—	$0.5
Charges	2.8	7.4	12.4	22.6
Cash payments	(0.1)	(0.1)	—	(0.2)
Non-cash impairments and other adjustments	—	—	(12.4)	(12.4)
Accrued severance and restructuring expenses, June 30, 2026	$2.7	$7.8	$—	$10.5
(1)The $0.5 million of accrual recorded as of March 31, 2026 relates to a previously announced restructuring plan.
5. Inventories
The following table presents the components of the Company’s inventory balances:

(dollars in millions)	June 30, 2026	December 31, 2025
Finished products	$197.8	$180.1
Work in process	46.8	43.7
Raw materials	297.9	311.3
Inventories, at FIFO cost	542.5	535.1
LIFO reserve	(59.8)	(55.8)
Inventories, at LIFO cost	$482.7	$479.3

6. Product Warranties
The Company offers warranties on the sales of certain of its products with terms that are consistent with the market and records an accrual for the estimated future claims. The following table presents the Company’s warranty liability activity:

(dollars in millions)	Three Months Ended June 30,
	2026	2025
Balance at April 1,	$210.4	$194.3
Expense	23.6	23.4
Claims settled	(20.4)	(16.6)
Balance at June 30,	$213.6	$201.1

(dollars in millions)	Six Months Ended June 30,
	2026	2025
Balance at January 1,	$209.7	$190.4
Expense	44.7	42.8
Acquired obligations	0.5	1.1
Claims settled	(41.3)	(33.2)
Balance at June 30,	$213.6	$201.1
7. Debt
In 2024, the Company renewed and amended its $500 million multi-year, multi-currency revolving credit agreement with a new expiration date of August 23, 2029. The facility has an accordion provision that allows it to be increased up to $1 billion if certain conditions (including lender approval) are satisfied. Borrowings under the Company's bank credit lines and commercial paper borrowings are supported by a $500 million revolving credit agreement. As a result of the long-term nature of this facility, the Company’s commercial paper and credit line borrowings are classified as long-term debt at June 30, 2026. At its option, the Company either maintains cash balances or pays fees for bank credit and services. The facility requires the Company to maintain two financial covenants, a leverage ratio test and an interest coverage test. The Company was in compliance with the covenants as of June 30, 2026.
On January 5, 2026, the Company entered into an agreement for a new three-year, $470 million term loan with a group of eight banks. The Company borrowed the full available amount on January 5, 2026, and used the proceeds to finance the purchase of Leonard Valve. The term loan matures in January 2029, and the terms of the agreement outline a balloon payment at maturity. The interest rate on the loan is variable based on the SOFR (secured overnight financing rate) plus 0.88 percent. For the three and six month periods ending June 30, 2026, the interest rate was 4.52 percent and 4.53 percent, respectively.
8. Earnings per Share of Common Stock
The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Denominator for basic earnings per share - weighted average shares	137,147,703	141,629,971	137,717,039	142,599,394
Effect of dilutive stock options and share units	714,881	853,550	794,444	840,935
Denominator for diluted earnings per share	137,862,584	142,483,521	138,511,483	143,440,329
9. Share-Based Compensation
The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the Incentive Plan) effective January 1, 2007, and the Incentive Plan was most recently reapproved by stockholders on April 15, 2020. The Incentive Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002.

9. Share Based Compensation (continued)
The number of shares available for granting of share-based compensation at June 30, 2026 was 1,890,715. Upon vesting or exercise of share-based compensation, shares are issued from treasury stock.
Share Units
Participants in the Incentive Plan may be awarded share units. Share units vest three years after the date of grant. The Company granted 199,163 and 211,010 share units under the Incentive Plan in the six months ended June 30, 2026 and 2025, respectively.
The share units were valued at $15.5 million and $13.8 million at the date of issuance in 2026 and 2025, respectively, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period. Included in share unit expense in the six months ended June 30, 2026 and 2025 was expense associated with accelerated vesting of share unit awards for certain employees who are retirement eligible or will become retirement eligible during the vesting period. Share-based compensation expense attributable to share units of $2.0 million and $1.8 million was recognized in the three months ended June 30, 2026 and 2025, respectively. Share-based compensation expense attributable to share units of $7.7 million and $7.3 million was recognized in the six months ended June 30, 2026 and 2025, respectively. Certain non-U.S.-based employees receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.
A summary of share unit activity under the Incentive Plan is as follows for the six months ended June 30, 2026:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2026	631,307	$68.92
Granted	199,163	77.88
Vested	(154,975)	67.15
Forfeited	(10,907)	74.39
Issued and unvested at June 30, 2026	664,588	71.89
Performance Stock Units
Beginning in 2023, certain executives may be awarded performance stock units under the Incentive Plan. Performance stock units vest over three years following the grant date. Performance stock units vest under a set of measurement criteria that are based upon achievement of certain sustainability targets. Potential payouts range from zero to 150% of the target awards and changes from target amounts are reflected as performance adjustments. The Company granted 30,015 and 35,365 performance stock units under the Incentive Plan in the six months ended June 30, 2026 and 2025, respectively.
The performance stock units were valued at $2.4 million and $2.3 million at the date of issuance in 2026 and 2025, respectively, based on the price of the Company’s Common Stock at the date of grant. The performance stock units are recognized as compensation expense ratably over the three-year vesting period. Share-based compensation expense attributable to performance stock units of $0.7 million and $0.7 million was recognized in the three months ended June 30, 2026 and 2025, respectively. Share-based compensation expense attributable to performance stock units of $1.6 million and $1.2 million was recognized in the six months ended June 30, 2026 and 2025, respectively. Certain non-U.S.-based executives receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.
A summary of performance stock unit activity under the Incentive Plan is as follows for the six months ended June 30, 2026:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2026	109,702	$72.12
Granted	30,015	79.09
Vested	(33,107)	67.14
Performance adjustments	10,911	65.68
Issued and unvested at June 30, 2026	117,521	74.71

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

	Three Months Ended June 30, 2026
(dollars in millions)	North America	Rest of World	Total Segments	Corporate Expenses	Total
Sales from external customers	$816.3	$188.0	$1,004.3	$—	$1,004.3
Inter-segment sales	4.2	6.9	11.1	—	11.1
	820.5	194.9	1,015.4	—	1,015.4
Elimination of Inter-segment sales	(4.2)	(6.9)	(11.1)	—	(11.1)
Net Sales	816.3	188.0	1,004.3	—	1,004.3
Cost of products sold	496.0	120.5	616.5	—	616.5
Gross profit	320.3	67.5	387.8	—	387.8
Selling, general and administrative expenses	120.4	55.5	175.9	21.8	197.7
Restructuring and impairment expense	22.6	—	22.6	—	22.6
Other expense (income), net	0.1	1.8	1.9	(0.5)	1.4
Earnings	$177.2	$10.2	$187.4	$(21.3)	$166.1
Interest expense					(8.1)
Earnings before provision for income taxes					$158.0

	Three Months Ended June 30, 2025
(dollars in millions)	North America	Rest of World	Inter-segment Elimination	Total Segments	Corporate Expenses	Total
Sales from external customers	$774.0	$237.3	$—	$1,011.3	$—	$1,011.3
Inter-segment sales	5.0	2.8	—	7.8	—	7.8
	779.0	240.1	—	1,019.1	—	1,019.1
Elimination of Inter-segment sales	(5.0)	(2.8)	—	(7.8)	—	(7.8)
Net Sales	774.0	237.3	—	1,011.3	—	1,011.3
Cost of products sold	463.3	150.9	—	614.2	—	614.2
Gross profit	310.7	86.4	—	397.1	—	397.1
Inter-segment profit	—	0.2	(0.2)	—	—	—
Selling, general and administrative expenses	112.8	60.6	—	173.4	17.9	191.3
Other (income) expense, net	(0.2)	0.7	—	0.5	(0.9)	(0.4)
Earnings	$198.1	$25.3	$(0.2)	$223.2	$(17.0)	$206.2
Interest expense						(4.6)
Earnings before provision for income taxes						$201.6

10. Segment Results (continued)

	Six Months Ended June 30, 2026
(dollars in millions)	North America	Rest of World	Total Segments	Corporate Expenses	Total
Sales from external customers	$1,565.2	$384.7	$1,949.9	$—	$1,949.9
Inter-segment sales	8.7	10.9	19.6	—	19.6
	1,573.9	395.6	1,969.5	—	1,969.5
Elimination of Inter-segment sales	(8.7)	(10.9)	(19.6)	—	(19.6)
Net Sales	1,565.2	384.7	1,949.9	—	1,949.9
Cost of products sold	947.7	248.7	1,196.4	—	1,196.4
Gross profit	617.5	136.0	753.5	—	753.5
Selling, general and administrative expenses	242.6	110.4	353.0	48.6	401.6
Restructuring and impairment expense	22.6	—	22.6	—	22.6
Other (income) expense, net	(0.3)	3.0	2.7	(1.3)	1.4
Earnings	$352.6	$22.6	$375.2	$(47.3)	$327.9
Interest expense					(15.2)
Earnings before provision for income taxes					$312.7

	Six Months Ended June 30, 2025
(dollars in millions)	North America	Rest of World	Inter-segment Elimination	Total Segments	Corporate Expenses	Total
Sales from external customers	$1,517.4	$457.8	$—	$1,975.2	$—	$1,975.2
Inter-segment sales	10.3	9.0	—	19.3	—	19.3
	1,527.7	466.8	—	1,994.5	—	1,994.5
Elimination of Inter-segment sales	(10.3)	(9.0)	—	(19.3)	—	(19.3)
Net Sales	1,517.4	457.8	—	1,975.2	—	1,975.2
Cost of products sold	909.0	293.7	—	1,202.7	—	1,202.7
Gross profit	608.4	164.1	—	772.5	—	772.5
Inter-segment profit	—	0.2	(0.2)	—	—	—
Selling, general and administrative expenses	226.2	118.0	—	344.2	39.7	383.9
Other (income) expense, net	(1.1)	1.3	—	0.2	(1.8)	(1.6)
Earnings	$383.3	$45.0	$(0.2)	$428.1	$(37.9)	$390.2
Interest expense						(7.5)
Earnings before provision for income taxes						$382.7

10. Segment Results (continued)
Assets, depreciation and capital expenditures by segment

Assets
(dollars in millions)	June 30, 2026	December 31, 2025
North America	$2,844.8	$2,325.7
Rest of World	530.2	547.3
Total Segments	3,375.0	2,873.0
Corporate(1)	269.5	269.8
Total	$3,644.5	$3,142.8
(1) The majority of corporate assets consist of cash, cash equivalents, marketable securities, and deferred income taxes.

Depreciation and amortization	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
North America	$19.8	$15.6	$38.9	$31.0
Rest of World	4.4	4.4	8.9	9.4
Total Segments	24.2	20.0	47.8	40.4
Corporate	0.4	0.5	0.7	0.8
Total	$24.6	$20.5	$48.5	$41.2

Capital expenditures	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
North America	$8.4	$13.7	$17.9	$32.7
Rest of World	1.5	3.4	2.5	5.7
Total Segments	9.9	17.1	20.4	38.4
Corporate	0.1	—	0.1	—
Total	$10.0	$17.1	$20.5	$38.4
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
Assets (liabilities) measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	Balance Sheet Location	June 30, 2026	December 31, 2025
Quoted prices in active markets for identical assets (Level 1)	Marketable Securities	$—	$18.7
Significant other observable inputs (Level 2)	Net Derivative Assets(1)	1.9	—
(1) See Footnote 12 for additional details regarding the classifications of the derivative contracts.

11. Fair Value Measurements (continued)
Items measured at fair value were comprised of the Company’s marketable securities (Level 1) and derivative instruments (Level 2). There were no changes in the Company's valuation techniques used to measure fair values on a recurring basis during the six months ended June 30, 2026.
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
The majority of the amounts in accumulated other comprehensive loss for cash flow hedges are expected to be reclassified into earnings within one year. The combined fair value of the foreign currency forward contracts was an asset balance of $2.4 million as of June 30, 2026 and $1.0 million as of December 31, 2025, respectively, which was recorded in Other current assets within the condensed consolidated balance sheet.
The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts as of the dates indicated that were designated as cash flow hedges:

(dollars in millions)	June 30, 2026		December 31, 2025
	Buy	Sell	Buy	Sell
Canadian dollar	$—	$42.9	$—	$57.8
Euro	13.9	—	16.8	—
Mexican peso	8.5	—	18.7	—
Total	$22.4	$42.9	$35.5	$57.8
Interest Rate Swaps
The Company is exposed to interest rate risk as a result of its floating rate borrowings. The Company entered into a forward interest rate swap agreement with an independent counterparty to hedge the variability in cash flows due to changes in the Secured Overnight Financing Rate (SOFR) benchmark interest rate associated with variable rate borrowings. The interest rate swap at June 30, 2026 has a maturity date of September 30, 2029 and effectively converts the Company’s variable interest rate obligation to a fixed interest rate obligation. The interest rate swap had an aggregate notional amount of 3.6 billion rupees

12. Derivative Instruments (continued)
(approximately $37.7 million) and 4.2 billion rupees (approximately $46.6 million) as of June 30, 2026 and December 31, 2025, respectively. The aggregate effective interest rate of the swap as of June 30, 2026 was 8.25%.
The fair value of the interest rate swap contract was a liability balance of $0.5 million and $1.0 million as of June 30, 2026 and December 31, 2025, respectively, which was recorded in Accrued liabilities within the condensed consolidated balance sheet.
The effect of cash flow hedges on the condensed consolidated statement of earnings:
Three Months Ended June 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivatives		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings
	2026	2025		2026	2025
Foreign currency contracts	$0.8	$0.3	Cost of products sold	$0.8	$0.1
Interest rate swap	(0.1)	(0.5)	Interest expense	(0.2)	(0.1)
	$0.7	$(0.2)		$0.6	$—
Six Months Ended June 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivatives		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings
	2026	2025		2026	2025
Foreign currency contracts	$2.3	$1.6	Cost of products sold	$1.4	$(0.1)
Interest rate swap	0.5	(0.8)	Interest expense	(0.3)	(0.1)
	$2.8	$0.8		$1.1	$(0.2)
Net Investment Hedges
The Company uses foreign currency denominated intercompany debt and third-party foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For the derivative instruments that are designated and qualify as net investment hedges, gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its non-U.S. subsidiaries. These hedges are determined to be effective. The Company recognized $3.3 million and $2.6 million of after-tax losses associated with hedges of net investments in non-U.S. subsidiaries in currency translation adjustment in other comprehensive loss in the three months ended June 30, 2026 and June 30, 2025, respectively. The Company recognized $6.1 million and $3.8 million of after-tax losses associated with hedges of net investments in non-U.S. subsidiaries in currency translation adjustment in other comprehensive loss in the six months ended June 30, 2026 and June 30, 2025, respectively.
The contractual amount of the Company’s foreign currency denominated intercompany debt that is designated as a net investment hedge was ¥1.5 billion RMB, approximately $214.9 million and $208.8 million, as of June 30, 2026 and December 31, 2025, respectively. The fair value of the net investment hedge was zero as of June 30, 2026 and December 31, 2025.
13. Income Taxes
The Company’s effective income tax rate for the three and six months ended June 30, 2026 was 20.9 percent and 22.3 percent, respectively. The Company estimates that its annual effective income tax rate for the full year 2026 will be approximately 24.0 percent. The effective income tax rate for both the three and six months ended June 30, 2025 was 24.5 percent. The change in the effective income tax rate for the three and six months ended June 30, 2026 compared to the effective income tax rate for the three and six months ended June 30, 2025 was primarily due to a discrete tax benefit recognized during the period ended June 30, 2026 related to U.S. cross border tax elections.

13. Income Taxes (continued)
As of June 30, 2026, the Company had $13.0 million of unrecognized tax benefits of which $4.9 million would affect its effective income tax rate if recognized. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company’s U.S. federal income tax returns and its U.S. state and local income tax returns are subject to audit for the years 2022-2026 and 2010-2026, respectively. The Company is subject to examinations in foreign tax jurisdictions for the years 2020-2026.
14. Commitments and Contingencies
On January 29, 2026, the Company identified damage to a portion of the roof structure at its Ashland City, Tennessee facility as a result of a severe ice and snow weather event. For safety reasons, production in the affected area was temporarily suspended while remediation activities were performed. During that period, the Company shifted certain production activities to other facilities to mitigate the operational impact. The Company maintains insurance coverage for property damage, as well as business interruption losses, including lost profits and certain incremental costs incurred as a result of the event. During the second quarter of 2026, the Company submitted an insurance claim for property damage and business interruption losses related to the event, and the Company continues to work with its insurance carrier through the claims process. The Company does not expect this matter to have a material effect on its financial position, results of operations, or cash flows, as the related costs and losses are expected to be recoverable under its insurance coverage.
The Company maintained a commercial relationship with a supply-chain service provider (the Provider) in connection with the Company’s business in China. In this capacity, the Provider offered order-entry, warehousing and logistics support. The Provider also offered asset-backed financing to certain of the Company’s distributors in China to facilitate their working capital needs. To facilitate its financing support business, the Provider had collateralized lending facilities in place with multiple Chinese banks under which the Company has agreed to repurchase inventory if both requested by the banks and certain defined conditions are met, primarily related to the aging of the distributors’ notes. As of December 31, 2025, the Company terminated the arrangement with the Provider. All existing loans have been paid off as of June 30, 2026, with no new loans offered. The Provider is required to indemnify the Company for any losses the Company would incur in the event of an inventory repurchase under these arrangements. Potential losses under the repurchase arrangements represent the difference between the repurchase price and net proceeds from the resale of the product plus costs incurred in the process, less related distributor rebates. The Company’s reserves for estimated losses under these repurchase arrangements were immaterial as of June 30, 2026 and December 31, 2025.

15. Changes in Accumulated Other Comprehensive Loss by Component
Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)	Three Months Ended June 30,
	2026	2025
Cumulative foreign currency translation
Balance at beginning of period	$(94.7)	$(103.6)
Other comprehensive (loss) gain before reclassifications	(3.7)	14.5
Balance at end of period	(98.4)	(89.1)
Unrealized net (loss) gain on cash flow derivatives
Balance at beginning of period	1.1	(0.7)
Other comprehensive (losses) gains before reclassifications	0.5	(0.3)
Realized (gains) losses on derivatives (net of income tax provision (benefit) of $0.2 and $0.1 in 2026 and 2025, respectively)	(0.3)	0.1
Balance at end of period	1.3	(0.9)
Pension liability
Balance at beginning of period	(7.1)	(6.0)
Amounts reclassified from accumulated other comprehensive loss:	—	0.1
Balance at end of period	(7.1)	(5.9)
Accumulated other comprehensive loss, end of period	$(104.2)	$(95.9)

(dollars in millions)	Six Months Ended June 30,
	2026	2025
Cumulative foreign currency translation
Balance at beginning of period	$(91.2)	$(104.3)
Other comprehensive (loss) gain before reclassifications	(7.2)	15.2
Balance at end of period	(98.4)	(89.1)
Unrealized net (loss) gain on cash flow derivatives
Balance at beginning of period	(0.2)	(1.5)
Other comprehensive gains before reclassifications	2.2	0.4
Realized (gains) losses on derivatives (net of income tax provision (benefit) of $0.3 and $0.0 in 2026 and 2025, respectively)	(0.7)	0.2
Balance at end of period	1.3	(0.9)
Pension liability
Balance at beginning of period	(7.2)	(6.1)
Amounts reclassified from accumulated other comprehensive loss:	0.1	0.2
Balance at end of period	(7.1)	(5.9)
Accumulated other comprehensive loss, end of period	$(104.2)	$(95.9)

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
Consistent with our stated strategic priorities, we continue to seek acquisitions that enable growth, expand our core business, and establish adjacencies. In January 2026, we acquired LVC Holdco LLC (Leonard Valve) for $470 million, subject to customary adjustments, and was funded with cash borrowed under a new term loan with a group of eight banks. Leonard Valve is a leading manufacturer of water temperature and flow solutions and we believe it represents a compelling strategic fit and a meaningful advancement into our presence in the water management market. Leonard Valve is projected to contribute approximately $70 million in sales in 2026 in the North America segment. Leonard Valve contributed approximately $16 million and $32 million to sales in the second quarter and first half of 2026, respectively. In the first quarter, we recognized $6 million of acquisition-related transaction expenses.
Consistent with our Operational Excellence strategic priority, the Company announced a restructuring plan in its North America water treatment business designed to increase operational efficiency and accelerate growth through footprint optimization as well as brand rationalization. In the second quarter, the Company recognized a restructuring charge of $22.6 million, the majority of which is due to non-cash impairment expenses. Beginning in 2027, annual savings are projected to be approximately $6 million to $8 million.
In our North America segment, water heater sales grew two percent in the second quarter of 2026. Water heater sales were flat in the first half of 2026 as pricing benefits were offset by lower residential volumes. We project that full year 2026 residential industry unit volumes will decrease low single digits, due to softness in new construction and a slower than expected start to the year. We project that commercial water heater industry volumes will be similar to last year. The Department of Energy recently announced an up-to-one-year enforcement delay of the October 2026 regulatory change related to energy efficiency requirements on commercial gas products. In response to higher steel and other input costs, in April, we announced price increases of four to seven percent on most of our water heater and boiler products that went into effect at the end of the second quarter. Our boiler sales grew 21 percent and 12 percent in the second quarter and first half of 2026, respectively, due to carryover pricing benefits, a strong response to our annual seasonal pre-buy programs and pre-buy ahead of 2026 price increase. We expect our boiler sales to grow between six and eight percent in 2026. We anticipate sales of our North America water treatment products will grow between five and six percent primarily due to the benefits of pricing actions and as we continue to expand our dealer network, partially offset by softness in our consumer channels.
In our Rest of World segment, China third-party sales declined 28 percent in local currency in the second quarter of 2026 due to continued challenging market conditions including the cessation of the government appliance subsidy programs. For the full year 2026, based on our caution around a recovery timeline of our China business, we project our third-party sales in China to decrease low double-digits in local currency sales compared to 2025. In 2025, we initiated an assessment of strategic opportunities for our China business, including strategic partnerships and other alternatives. We believe the China market has substantial long-term prospects and are committed to realizing the potential upside inherent in our China business. The assessment is ongoing.
Combining all of these factors, we expect our 2026 consolidated sales to grow between two and three percent compared to 2025. Our guidance excludes the impacts from potential future acquisitions, any potential outcomes of the assessment of the China business and and the potential impact of recently announced changes in tariff policy.

Results of Operations

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$1,004.3	$1,011.3	$1,949.9	$1,975.2
Cost of products sold	616.5	614.2	1,196.4	1,202.7
Gross profit	387.8	397.1	753.5	772.5
Gross profit margin %	38.6%	39.3%	38.6%	39.1%
Selling, general and administrative expenses	197.7	191.3	401.6	383.9
Restructuring and impairment expenses	22.6	—	22.6	—
Interest expense	8.1	4.6	15.2	7.5
Other expense (income), net	1.4	(0.4)	1.4	(1.6)
Earnings before provision for income taxes	158.0	201.6	312.7	382.7
Provision for income taxes	33.1	49.4	69.8	93.9
Net Earnings	$124.9	$152.2	$242.9	$288.8
Our sales in the second quarter of 2026 were $1,004.3 million and were slightly lower than the second quarter of 2025 sales of $1,011.3 million. Sales in the first six months of 2026 were $1,949.9 million and lower than sales of $1,975.2 in the first six months of 2025. Compared to the prior year quarter, our net sales decrease was primarily driven by lower sales in China due to continued weak consumer demand partially offset by the sales contribution from the acquisition of Leonard Valve, and the three percent organic growth in our North America business. Our net sales decrease in the first six months of 2026 was primarily driven by lower sales in China partially offset by the sales contribution from the acquisition of Leonard Valve, and the one percent organic growth in our North America business.
Our gross profit margin in the second quarter of 2026 was 38.6 percent compared to 39.3 percent in the second quarter of 2025. Gross profit margin in the first six months of 2026 was 38.6 compared to 39.1 percent in the first six months of 2025. The decrease in gross profit margin for the second quarter and first six months of 2026 compared to the prior year periods was primarily due to lower sales volumes and higher material cost.
Selling, general, and administrative (SG&A) expenses in the second quarter of 2026 increased $6.4 million compared to the second quarter of 2025. SG&A expenses increased $17.7 million in the first six months of 2026 compared to the prior year period. The increases in SG&A expenses in the second quarter of 2026 compared to the prior year period were primarily due to the Leonard Valve acquisition including higher amortization expenses, and consulting costs. The increases in first six months of 2026 compared to the prior year period were primarily due to higher employee costs, amortization expense and transaction costs related to the acquisition of Leonard Valve and consulting cost.

Restructuring and impairment expense in the three and six months ended June 30, 2026 was $22.6 million, and was associated with a restructuring plan designed to increase operational efficiency and accelerate growth through footprint optimization and brand rationalization. The expense was related to our water treatment business and recorded in the North America segment.
Interest expense in the second quarter of 2026 was $8.1 million compared to $4.6 million in the same period last year. Interest expense in the first six months of 2026 was $15.2 million compared to $7.5 million in the same period last year. The increase in interest expense in the second quarter and first six months of 2026 was primarily due to higher debt levels as a result of the Leonard Valve acquisition.
Other expense (income), net for the second quarter of 2026 was expense of $1.4 million compared to income of $0.4 million for the second quarter of 2025. Other expense (income), net for the first six months of 2026 was expense of $1.4 million, compared to income of $1.6 million for the first six months of 2025. The change in Other expense (income), net in the second quarter of 2026 was primarily due to higher foreign currency translation losses. The change in Other expense (income), net in the first six months of 2026 was primarily due to higher foreign currency translation losses and lower interest income.

Our effective income tax rate for the three and six months ended June 30, 2026 was 20.9 percent and 22.3 percent, respectively. The effective income tax rate for the three and six months ended June 30, 2025 was 24.5 percent. The change in the effective income tax rate for the three and six months ended June 30, 2026 compared to the effective income tax rate for the three and six months ended June 30, 2025 was primarily due to a discrete tax benefit recognized during the period ended June 30, 2026 related to U.S. cross border tax elections. We estimate that our annual effective income tax rate for the full year of 2026 will be approximately 24.0 percent.
We are providing non-U.S. Generally Accepted Accounting Principles (GAAP) measures (adjusted earnings, adjusted earnings per share (EPS), total segment earnings and adjusted segment earnings) that exclude the impact of restructuring and impairment expenses, as well as organic growth (decline) that excludes the impact of acquisitions and divestitures and foreign exchange from year-over-year comparisons. Reconciliations from GAAP measures to non-GAAP measures are provided in the Non-GAAP Measures section below. We believe that the measures of adjusted earnings, adjusted EPS, total segment earnings, organic growth (decline) and adjusted segment earnings provide useful information to investors about our performance and allow management and our investors to better understand our performance between periods without regard to items that we do not consider to be a component of our core operating performance or recurring in nature.

North America Segment

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Sales	$820.5	$779.0	$1,573.9	$1,527.7
Segment Earnings	177.2	198.1	352.6	383.3
Segment margin	21.6%	25.4%	22.4%	25.1%
Sales in our North America segment were $820.5 million in the second quarter of 2026, an increase of $41.5 million from $779.0 million in the second quarter of 2025. Sales in the first six months of 2026 were $1,573.9 million, or $46.2 million higher than sales of $1,527.7 million in the same period last year. Compared to the prior year quarter, our net sales increase was primarily driven by the benefits of 2025 pricing actions, incremental sales of approximately $16 million from the 2026 acquisition of Leonard Valve, and increased boiler volumes partially offset by lower residential water heater volumes. Our net sales increase in the first six months compared to the prior year period was primarily driven by the benefits of 2025 pricing actions, incremental sales of approximately $32 million from the 2026 acquisition of Leonard Valve, and increased boiler volumes largely offset by lower residential water heater volumes.
North America segment earnings were $177.2 million in the second quarter of 2026, or $20.9 million lower than segment earnings of $198.1 million in the second quarter of 2025. North America segment earnings were $352.6 million in the first six months of 2026, or $30.7 million lower than segment earnings of $383.3 million in the first six months of 2025. Segment margins were 21.6 percent and 25.4 percent in the second quarter of 2026 and 2025, respectively. Segment margins were 22.4 percent and 25.1 percent in the first six months of 2026 and 2025, respectively. Adjusted segment earnings were $199.8 million in the second quarter of 2026 and $375.2 million for the first six months of 2026, with adjusted segment margins of 24.4% and 23.8%, respectively. These adjusted results exclude the $22.6 million of pretax restructuring and impairment charges as outlined above. Lower segment earnings and margins in the second quarter 2026 were driven by the restructuring and impairment charges. Lower segment earnings and segment margin in the first six months of 2026 were primarily driven by the restructuring and impairment charges, increased material and input cost including steel and lower residential water heater volumes that more than offset the pricing benefits of our 2025 pricing actions and the earnings contribution from Leonard Valve. We estimate our 2026 full year adjusted North America segment margin will be approximately 24 percent.

Rest of World Segment

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Sales	$194.9	$240.1	$395.6	$466.8
Segment Earnings	10.2	25.3	22.6	45.0
Segment margin	5.2%	10.5%	5.7%	9.6%
Sales in the Rest of World segment were $194.9 million in the second quarter of 2026, a decrease of $45.2 million from $240.1 million in the second quarter of 2025. Sales in the first six months of 2026 were $395.6 million, or $71.2 million lower than sales of $466.8 million in the same period last year. The decrease in sales in the second quarter of 2026 compared to the same period in 2025 was primarily due to lower sales in China that more than offset the favorable foreign currency translation impact of approximately $6 million resulting from the appreciation of foreign currencies compared to the U.S. dollar. The decrease in sales in the first six months of 2026 compared to same period in 2025 was primarily due to lower sales in China that more than offset the favorable foreign currency translation impact of approximately $14 million resulting from the appreciation of foreign currencies compared to the U.S. dollar.
Rest of World segment earnings were $10.2 million in the second quarter of 2026, or $15.1 million lower compared to $25.3 million in the second quarter of 2025. Segment earnings in the first six months of 2026 were $22.6 million, a decrease of $22.4 million compared to segment earnings of $45.0 million in the same period last year. Segment margins were 5.2 percent and 10.5 percent in the second quarter of 2026 and 2025, respectively. Segment margins were 5.7 percent and 9.6 percent in the first six months of 2026 and 2025, respectively. The lower segment earnings and segment margin in the second quarter and first six months of 2026 compared to the prior periods were primarily driven by lower sales in China due to continued weak consumer demand, partially offset by tight spending controls in China. We estimate our 2026 full year Rest of World segment margin will be approximately six to seven percent.
Outlook
We have narrowed our full year sales growth outlook from our prior guidance of an increase of between two and four percent to an increase of between two and three percent. We have also narrowed our full-year diluted EPS to be between $3.60 and $3.75 from our prior guidance of between $3.60 and $3.90, and adjusted EPS to be between $3.70 and $3.85 from our prior guidance of between $3.70 and $4.00, reflecting persistent softness in the residential water heater industry volumes in North America. Our guidance excludes the impacts of potential future acquisitions, any potential outcomes of the assessment of the China business, and the potential impact of recently announced changes in tariff policy.

Liquidity & Capital Resources
Our working capital was $517.6 million at June 30, 2026, compared with $429.0 million at December 31, 2025. The increase in working capital was primarily related to higher accounts receivable balances. As of June 30, 2026, cash balances were positively impacted by changes in foreign currency during the quarter of $1.2 million. Cash and cash equivalents used to fund our operations are primarily generated through operating activities and our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We use a global cash pooling arrangement, intercompany borrowing, and some local credit lines to meet funding needs and allocate capital resources among various entities. We have historically made and anticipate future cash repatriations from certain foreign subsidiaries. In the first six months of 2026, we repatriated approximately $38 million of cash from our foreign subsidiaries and used the proceeds to pay down outstanding debt balances.

(dollars in millions)	Six Months Ended June 30,
	2026	2025
Cash provided by operating activities	$253.8	$178.3
Cash used in investing activities	(471.8)	(1.8)
Cash provided by (used in) financing activities	223.6	(241.1)
Cash provided by operations in the first six months of 2026 was $253.8 million, an increase of $75.5 million from $178.3 million in the first six months of 2025, primarily due to working capital management that more than offset lower earnings. Our free cash flow in the first six months of 2026 and 2025 was $233.3 million and $139.9 million, respectively. We expect cash provided by operating activities to be between $595 million and $645 million in 2026. We expect free cash flow to be between $525 million and $575 million in 2026. Free cash flow is a non-GAAP measure described in more detail in the Non-GAAP Measures section below.
Capital expenditures totaled $20.5 million in the first six months of 2026 compared with $38.4 million in the same period last year. We project that 2026 capital expenditures will be approximately $60 to $70 million and full-year depreciation and amortization expense will be approximately $100 million.
In 2024, we renewed and amended our $500 million revolving credit facility ("facility") which now expires on August 23, 2029. The facility is with a group of nine banks and has an accordion provision that allows it to be increased up to $1 billion if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of June 30, 2026, and expect to be in compliance for the foreseeable future. The facility backs up commercial paper and credit line borrowings. At June 30, 2026, we had $40.0 million borrowings outstanding under the facility and an available borrowing capacity of $460.0 million. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.
In the first quarter of 2026, we completed the acquisition of Leonard Valve for $470 million. The acquisition was funded under a new three-year, $470 million term loan with a group of eight banks. The Company borrowed the full available amount and used the proceeds to finance the purchase. Our leverage, as measured by the ratio of total debt to total capitalization, was 25.7 percent at June 30, 2026, compared with 7.7 percent at December 31, 2025. Our total debt increased by $482.5 million in the first six months of 2026.
In the first quarter of 2026, our Board of Directors approved adding 5,000,000 shares of common stock to the existing discretionary share repurchase authority. Under the share repurchase program, common stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. During the second quarter of 2026, we repurchased 1,885,727 shares at an average price of $58.93 per share and at a total cost of $111.1 million. As of June 30, 2026, there were 3,202,304 shares remaining on the existing repurchase authorization. Depending on factors such as stock price, working capital requirements, and alternative investment opportunities, we expect to spend approximately $300 million on stock repurchases in 2026 through a combination of any Rule 10b5-1 automatic trading plan and open market repurchases.
On July 13, 2026, our Board of Directors declared a regular quarterly cash dividend of $0.36 per share on our Common Stock and Class A common stock. The dividend is payable on August 17, 2026, to shareholders of record on July 31, 2026.

Non-GAAP Financial Information
We are providing non-U.S. Generally Accepted Accounting Principles (GAAP) measures (adjusted earnings, adjusted EPS, total segment earnings and adjusted segment earnings) that exclude the impact of restructuring and impairment expenses. Reconciliations from GAAP measures to non-GAAP measures are provided below. We believe that the measure of adjusted earnings, adjusted EPS, and adjusted segment earnings provide useful information to investors about our performance and allow management and our investors to better understand our performance between periods without regard to items that we do not consider to be a component of our core operating performance or recurring in nature.
Organic sales growth (decline) is a non-GAAP financial measure of sales growth (decline) excluding the effects of acquisitions and divestitures and foreign exchange from year-over-year comparisons. We believe this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth (decline) on a consistent basis.
Free cash flow is cash provided by operations less capital expenditures. We believe that free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements.
A. O. SMITH CORPORATION
Adjusted Earnings and Adjusted Earnings Per Share
(dollars in millions, except per share data)
(unaudited)
The following is a reconciliation of net earnings and diluted earnings per share to adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Earnings (GAAP)	$124.9	$152.2	$242.9	$288.8
Restructuring and impairment expenses, before tax	22.6	—	22.6	—
Tax effect on above items	(5.5)	—	(5.5)	—
Adjusted Earnings (non-GAAP)	$142.0	$152.2	$260.0	$288.8

Diluted Earnings Per Share (GAAP)(1)	$0.91	$1.07	$1.75	$2.01
Restructuring and impairment expenses, per diluted share, before tax	0.16	—	0.16	—
Tax effect on above items per diluted share	(0.04)	—	(0.04)	—
Adjusted Earnings Per Share (non-GAAP)(1)	$1.03	$1.07	$1.87	$2.01
(1) Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding.

A. O. SMITH CORPORATION
Sales Growth (Decline)
(unaudited)
The following table provides the components of net sales growth (decline):

	Three Months Ended June 30, 2026
	North America	Rest of World	Total
Sales Growth (Decline)	5%	(19)%	(1)%
Acquisition Impact(1)	2%	—	1%
Foreign Exchange Impact	—	3%	1%
Organic Sales Growth (Decline) (non-GAAP)	3%	(22)%	(3)%

	Six Months Ended June 30, 2026
	North America	Rest of World	Total
Sales Growth (Decline)	3%	(15)%	(1)%
Acquisition Impact(1)	2%	—	2%
Foreign Exchange Impact	—	3%	1%
Organic Sales Growth (Decline) (non-GAAP)	1%	(18)%	(4)%
(1) The acquisition effect includes the sales impact of the Leonard Valve acquisition in 2026.

A. O. SMITH CORPORATION
Adjusted Segment Earnings
(dollars in millions)
(unaudited)
The following is a reconciliation of reported earnings before provision for income taxes to total segment earnings (non-GAAP) and adjusted segment earnings (non-GAAP):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Earnings Before Provision for Income Taxes (GAAP)	$158.0	$201.6	$312.7	$382.7
Add: Corporate expense	21.3	17.0	47.3	37.9
Add: Interest expense	8.1	4.6	15.2	7.5
Total Segment Earnings (non-GAAP)	$187.4	$223.2	$375.2	$428.1

North America(1)	$177.2	$198.1	$352.6	$383.3
Rest of World	10.2	25.3	22.6	45.0
Inter-segment earnings elimination	—	(0.2)	—	(0.2)
Total Segment Earnings (non-GAAP)	$187.4	$223.2	$375.2	$428.1

Additional Information
(1)North America Segment Earnings	$177.2	$198.1	$352.6	$383.3
Restructuring and impairment expenses, before tax	22.6	—	22.6	—
Adjusted North America Segment Earnings (non-GAAP)	$199.8	$198.1	$375.2	$383.3

A. O. SMITH CORPORATION
Free Cash Flow
(dollars in millions)
(unaudited)

The following is a reconciliation of reported cash flow from operating activities to free cash flow (non-GAAP):

	Six Months Ended June 30,
	2026	2025
Cash provided by operating activities (GAAP)	$253.8	$178.3
Less: Capital expenditures	(20.5)	(38.4)
Free cash flow (non-GAAP)	$233.3	$139.9

A. O. SMITH CORPORATION
2026 Adjusted EPS Guidance and 2025 EPS
(unaudited)

The following is a reconciliation of diluted EPS to adjusted EPS (non-GAAP) (all items are net of tax):

	2026 Guidance		2025
Diluted EPS (GAAP)	$3.60-3.75		$3.85
Restructuring and impairment expenses	0.10	(1)	—
Adjusted EPS (non-GAAP)	$3.70-3.85		$3.85
(1)Includes North America water treatment pre-tax restructuring and impairment expenses of approximately $20.0 million of which $22.6 million was recognized in the second quarter. Anticipated proceeds from the sale of certain assets are expected to occur in late 2026.

Critical Accounting Policies
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2025. We believe that at June 30, 2026, there was no material change to this information.
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

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon this evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of June 30, 2026 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
In the first quarter of 2026, our Board of Directors approved adding 5,000,000 shares of common stock to the existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In the second quarter of 2026, we repurchased 1,885,727 shares at an average price of $58.93 per share and at a total cost of $111.1 million. As of June 30, 2026, there were 3,202,304 shares remaining on the existing repurchase authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 1 - April 30, 2026	238,235	$65.13	238,235	4,849,796
May 1 - May 31, 2026	1,296,311	57.94	1,296,311	3,553,485
June 1 - June 30, 2026	351,181	58.37	351,181	3,202,304
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.
ITEM 5 - OTHER INFORMATION
During the three months ended June 30, 2026, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6 - EXHIBITS
Refer to the Exhibit Index on page 30 of this report.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2026 and 2025, (ii) the Condensed Consolidated Statement of Comprehensive Earnings for the three and six months ended June 30, 2026 and 2025, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025 (iv) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2026 and 2025 (v) the Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025 (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned.

A. O. SMITH CORPORATION

July 30, 2026	/s/ Benjamin A. Otchere
Benjamin A. Otchere
Chief Accounting Officer

/s/ Carrie L. Anderson
Carrie L. Anderson
Executive Vice President and Chief Financial Officer