Form 10-Q
period 2026-09-30
SMITH A O CORP
filed 2026-10-29
CIK 91142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☒ No
Class A Common Stock Outstanding as of October 27, 2026 - 25,860,239 shares
Common Stock Outstanding as of October 27, 2026 - 108,468,717 shares

Index
A. O. Smith Corporation

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$940.5	$942.5	$2,890.4	$2,917.7
Cost of products sold	575.8	578.0	1,772.2	1,780.7
Gross profit	364.7	364.5	1,118.2	1,137.0
Selling, general and administrative expenses	189.5	188.9	591.1	572.8
Restructuring and impairment expenses	—	—	22.6	—
Interest expense	7.7	3.6	22.9	11.1
Other expense (income), net	0.8	0.2	2.2	(1.4)
Earnings before provision for income taxes	166.7	171.8	479.4	554.5
Provision for income taxes	40.4	39.8	110.2	133.7
Net Earnings	$126.3	$132.0	$369.2	$420.8
Basic Net Earnings Per Share of Common Stock	$0.93	$0.94	$2.70	$2.97
Diluted Net Earnings Per Share of Common Stock	$0.93	$0.94	$2.68	$2.95
Dividends Per Share of Common Stock	$0.36	$0.34	$1.08	$1.02

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net earnings	$126.3	$132.0	$369.2	$420.8
Other comprehensive (loss) earnings
Foreign currency translation adjustments	(0.2)	(5.8)	(7.4)	9.4
Unrealized net gains (losses) on cash flow derivative instruments, less related income tax (provision) benefit of $0.0 and $(0.5) in 2026, $(0.5) and $(0.7) in 2025	(0.1)	1.4	1.4	2.0
Adjustment to pension liability, less related income tax provision of $0.0 and $(0.1) in 2026 and $0.0 and $0.1 in 2025	0.1	—	0.2	0.2
Comprehensive Earnings	$126.1	$127.6	$363.4	$432.4
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except for shares)

	(unaudited) September 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$234.5	$174.5
Marketable securities	—	18.7
Receivables	612.9	582.3
Inventories	509.3	479.3
Other current assets	54.3	36.7
Total Current Assets	1,411.0	1,291.5
Property, plant and equipment	1,602.4	1,564.5
Less accumulated depreciation	(987.9)	(929.4)
Net property, plant and equipment	614.5	635.1
Goodwill	913.9	710.6
Other intangibles	582.3	362.3
Operating lease assets	51.3	46.3
Other assets	82.0	97.0
Total Assets	$3,655.0	$3,142.8
Liabilities
Current Liabilities
Trade payables	$516.6	$504.1
Accrued payroll and benefits	79.6	93.6
Accrued liabilities	153.6	147.5
Product warranties	71.2	75.0
Debt due within one year	41.0	42.3
Total Current Liabilities	862.0	862.5
Long-term debt	632.1	112.7
Product warranties	142.7	134.7
Long-term operating lease liabilities	41.7	37.1
Other liabilities	153.4	137.8
Total Liabilities	1,831.9	1,284.8
Stockholders’ Equity
Class A Common Stock (shares issued, 25,991,271 and 25,993,539 as of September 30, 2026 and December 31, 2025, respectively)	130.0	130.0
Common Stock (shares issued 164,716,323 and 164,714,053 as of September 30, 2026 and December 31, 2025, respectively)	164.7	164.7
Capital in excess of par value	626.4	614.4
Retained earnings	4,172.0	3,951.8
Accumulated other comprehensive loss	(104.4)	(98.6)
Treasury stock at cost	(3,165.6)	(2,904.3)
Total Stockholders’ Equity	1,823.1	1,858.0
Total Liabilities and Stockholders’ Equity	$3,655.0	$3,142.8
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net earnings	$369.2	$420.8
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	72.5	62.8
Share-based compensation expense	12.7	11.3
Deferred income taxes	26.0	9.7
Non-cash impairment	12.4	—
Net changes in operating assets and liabilities:
Current assets and liabilities	(79.6)	(83.6)
Noncurrent assets and liabilities	16.2	12.7
Cash Provided by Operating Activities	429.4	433.7
Investing Activities
Capital expenditures	(33.2)	(53.2)
Acquisition of business	(469.5)	—
Investments in marketable securities	—	(42.7)
Net proceeds from sale of marketable securities	18.7	59.2
Cash Used in Investing Activities	(484.0)	(36.7)
Financing Activities
Proceeds from debt	995.1	670.4
Repayments of debt	(473.9)	(677.2)
Common stock repurchases	(260.6)	(335.4)
Net payments from stock option activity	0.3	0.7
Dividends paid	(148.7)	(145.1)
Cash Provided by (Used in) Financing Activities	112.2	(486.6)
Effect of exchange rate changes on cash and cash equivalents	2.4	2.7
Net increase (decrease) in cash and cash equivalents	60.0	(86.9)
Cash and cash equivalents - beginning of period	174.5	239.6
Cash and Cash Equivalents - End of Period	$234.5	$152.7
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Class A Common Stock
Balance at the beginning of period	$130.0	$130.0	$130.0	$130.1
Conversion of Class A Common Stock	—	—	—	(0.1)
Balance at end of period	$130.0	$130.0	$130.0	$130.0
Common Stock
Balance at the beginning of period	$164.7	$164.7	$164.7	$164.7
Conversion of Class A Common Stock	—	$—	—	$—
Balance at end of period	$164.7	$164.7	$164.7	$164.7
Capital in Excess of Par Value
Balance at the beginning of period	$623.1	$609.4	$614.4	$601.3
Conversion of Class A Common Stock	—	—	—	0.1
Issuance of share units	(1.9)	(2.3)	(16.4)	(15.0)
Vesting of share units	—	—	(4.3)	(1.8)
Share-based compensation expense	3.2	2.5	12.4	10.8
Exercises of stock options	0.1	0.5	3.0	1.1
Issuance of share-based compensation	1.9	2.3	17.3	15.9
Balance at end of period	$626.4	$612.4	$626.4	$612.4
Retained Earnings
Balance at the beginning of period	$4,094.9	$3,792.5	$3,951.8	$3,601.3
Net earnings	126.3	132.0	369.2	420.8
Dividends on stock	(49.2)	(47.8)	(149.0)	(145.4)
Balance at end of period	$4,172.0	$3,876.7	$4,172.0	$3,876.7
Accumulated Other Comprehensive Loss (see Note 15)	$(104.4)	$(100.3)	$(104.4)	$(100.3)
Treasury Stock
Balance at the beginning of period	$(3,066.6)	$(2,754.8)	$(2,904.3)	$(2,502.0)
Exercise of stock options	0.2	0.7	(2.7)	(0.4)
Share incentives and directors' compensation	—	—	0.3	0.3
Shares repurchased	(98.2)	(84.1)	(260.6)	(335.4)
Excise tax on repurchases of common stock	(1.0)	(0.8)	(2.6)	(3.3)
Vesting of share units	—	—	4.3	1.8
Balance at end of period	$(3,165.6)	$(2,839.0)	$(3,165.6)	$(2,839.0)
Total Stockholders’ Equity	$1,823.1	$1,844.5	$1,823.1	$1,844.5
See accompanying notes to unaudited condensed consolidated financial statements.

A. O. SMITH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the full year. It is suggested the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 10, 2026.
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
In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses. The ASU requires additional disclosures by disaggregating the costs and expense line items that are presented on the face of the income statement. This ASU requires a public company to apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The ASU is effective for the Company beginning with its 2027 annual disclosures and subsequent interim periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.
In December 2023, the FASB amended Accounting Standards Codification (ASC) 740 (issued under ASU 2023-09, Improvements to Income Tax Disclosures). This ASU requires added disclosures related to the tax rate reconciliation and income taxes paid and includes other amendments intended to improve effectiveness and comparability. The update was effective for the Company beginning with its 2025 annual disclosures and interim periods beginning in 2026. The adoption of ASU 2023-09 did not affect the Company’s financial position or its results of operations. Refer to Note 13, Income Taxes, for additional disclosures.
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
The nature, timing and amount of revenue for a respective performance obligation are consistent for each customer. The Company measures the sales transaction price based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Sales and value added taxes are excluded from the measurement of the transaction price. The Company’s payment terms for the majority of its customers are 30 to 90 days from shipment. Additionally, certain

2. Revenue Recognition (continued)
customers in China pay the Company prior to the shipment of products resulting in a customer deposits liability of $18.6 million and $34.2 million at September 30, 2026 and December 31, 2025, respectively. Customer deposit liabilities are short term in nature, recognized into revenue within one year of receipt.
The Company assesses the collectability of customer receivables based on the creditworthiness of a customer as determined by credit checks and analysis, as well as the customer’s payment history. In determining the allowance for credit losses, the Company also considers various factors including the aging of customer accounts and historical write-offs. In addition, the Company monitors other risk factors including forward-looking information when establishing adequate allowances for credit losses, which reflects the current estimate of credit losses expected to be incurred over the life of the receivables. The Company’s allowance for credit losses was $15.8 million and $14.1 million at September 30, 2026 and December 31, 2025, respectively.
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

2. Revenue Recognition (continued)
The following table disaggregates the Company’s net sales by segment. As described above, the Company’s North America segment sales are further disaggregated by major product line. The Company’s Rest of World segment sales are disaggregated by China and all other Rest of World:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
North America
Water heaters and related parts	$596.0	$604.9	$1,864.2	$1,873.9
Boilers, related parts, and components (1)	102.9	78.0	286.1	213.6
Water treatment products and related parts	62.7	59.9	185.2	183.0
Total North America	761.6	742.8	2,335.5	2,270.5
Rest of World
China	$139.8	$151.7	$454.6	$531.2
All other Rest of World	53.0	56.2	133.8	143.5
Total Rest of World	192.8	207.9	588.4	674.7
Inter-segment sales	(13.9)	(8.2)	(33.5)	(27.5)
Total Net Sales	$940.5	$942.5	$2,890.4	$2,917.7
(1) Includes net sales of $14.8 million and $46.6 million in the three and nine months ended September 30, 2026, respectively, related to the January 6, 2026 acquisition of Leonard Valve.
3. Acquisitions
2026 Acquisition
On January 6, 2026, the Company acquired 100 percent of the shares and related assets of LVC Holdco LLC (Leonard Valve), a leading manufacturer of water temperature and flow solutions. The addition of Leonard Valve is an advancement of the Company's presence in the water management market, and Leonard Valve is included in the Company's North America segment. The transaction was completed for $469.5 million, net of cash acquired and subject to customary adjustments. The all-cash transaction was funded with cash borrowed under a new credit agreement. Upon closing of the acquisition, $2.0 million was placed into escrow, which was included in the total purchase consideration to cover potential working capital adjustments. During the third quarter of 2026, final working capital adjustments were completed and the escrow balance was released, resulting in the Company receiving $0.5 million in cash and reducing the purchase price from $470 million to $469.5 million.
Most of the combined purchase price for assets and operations acquired was recorded as intangibles and goodwill with the remaining portion allocated to identifiable assets acquired and liabilities assumed. As of September 30, 2026, the purchase price allocation remains preliminary and subject to final valuation adjustments that will be completed within the one-year period following the acquisition date. The Company incurred acquisition costs of approximately $6.8 million that were recorded in "Selling, general and administrative expenses."
The following table summarizes the preliminary allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition.

(in millions)
Current assets	$13.6
Property, plant and equipment	4.5
Intangible assets	247.8
Goodwill	209.7
Other assets	0.3
Total assets acquired	475.9
Current liabilities	(5.9)
Other liabilities	(0.5)
Net assets acquired	$469.5

3. Acquisitions (continued)
Of the $247.8 million of acquired identifiable intangible assets, $39.6 million was assigned to trademarks that are not subject to amortization, $5.9 million was assigned to patents which are amortized over 10 years, and the remaining $202.3 million was assigned to customer relationships which are amortized over 19 and 20 years. The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded as goodwill. The allocation of the purchase price to goodwill decreased by $0.4 million in the third quarter of 2026 due to valuation adjustments related to property, plant, and equipment as well as the final working capital adjustment.
Revenues and pre-tax earnings associated with Leonard Valve included in the condensed consolidated statement of earnings for the nine months ended September 30, 2026 totaled $46.6 million and $15.2 million, respectively. As required under ASC 805 Business Combinations, results of operations have been included in the Company’s condensed consolidated financial statements from the date of acquisition.
4. Restructuring and Impairment Expenses
In April 2026, the Company approved and announced a restructuring plan in its water treatment business within the North America segment for approximately $20 million, net of anticipated proceeds from the sale of certain assets. The plan is designed to increase operational efficiency and accelerate growth through footprint optimization as well as brand rationalization. The Company recognized $22.6 million of restructuring and impairment expenses during the quarter ended June 30, 2026. These expenses were comprised of $2.8 million in severance costs, asset impairments of $12.4 million, and $7.4 million of other restructuring expenses. These expenses had a corresponding tax benefit of $5.5 million. No additional expenses were recognized during the quarter ended September 30, 2026.

(dollars in millions)	Severance Expenses	Other Restructuring Expenses	Impairments	Total
Accrued severance and restructuring expenses, March 31, 2026(1)	$—	$0.5	$—	$0.5
Charges	2.8	7.4	12.4	22.6
Cash payments	(0.1)	(0.1)	—	(0.2)
Non-cash impairments and other adjustments	—	—	(12.4)	(12.4)
Accrued severance and restructuring expenses, June 30, 2026	2.7	7.8	—	10.5
Charges	—	—	—	—
Cash payments	(0.1)	(1.1)	—	(1.2)
Non-cash impairments and other adjustments	—	—	—	—
Accrued severance and restructuring expenses, September 30, 2026	$2.6	$6.7	$—	$9.3
(1)The $0.5 million of accrual recorded as of March 31, 2026 relates to a previously announced restructuring plan.
5. Inventories
The following table presents the components of the Company’s inventory balances:

(dollars in millions)	September 30, 2026	December 31, 2025
Finished products	$204.7	$180.1
Work in process	50.2	43.7
Raw materials	317.9	311.3
Inventories, at FIFO cost	572.8	535.1
LIFO reserve	(63.5)	(55.8)
Inventories, at LIFO cost	$509.3	$479.3

6. Product Warranties
The Company offers warranties on certain of its products with terms that are consistent with the market and records an accrual for the estimated future claims. The following table presents the Company’s warranty liability activity:

(dollars in millions)	Three Months Ended September 30,
	2026	2025
Balance at July 1,	$213.6	$201.1
Expense	16.7	18.2
Claims settled	(16.4)	(15.8)
Balance at September 30,	$213.9	$203.5

(dollars in millions)	Nine Months Ended September 30,
	2026	2025
Balance at January 1,	$209.7	$190.4
Expense	61.4	61.0
Acquired obligations	0.5	1.1
Claims settled	(57.7)	(49.0)
Balance at September 30,	$213.9	$203.5
7. Debt
In 2024, the Company renewed and amended its $500 million multi-year, multi-currency revolving credit agreement with a new expiration date of August 23, 2029. The facility has an accordion provision that allows it to be increased up to $1 billion if certain conditions (including lender approval) are satisfied. Borrowings under the Company's bank credit lines and commercial paper borrowings are supported by a $500 million revolving credit agreement. As a result of the long-term nature of this facility, the Company’s commercial paper and credit line borrowings are classified as long-term debt at September 30, 2026. At its option, the Company either maintains cash balances or pays fees for bank credit and services. The facility requires the Company to maintain two financial covenants, a leverage ratio test and an interest coverage test. The Company was in compliance with the covenants as of September 30, 2026.
On January 5, 2026, the Company entered into an agreement for a new three-year, $470 million term loan with a group of eight banks. The Company borrowed the full available amount on January 5, 2026, and used the proceeds to finance the purchase of Leonard Valve. The term loan matures in January 2029, and the terms of the agreement outline a balloon payment at maturity. The interest rate on the loan is variable based on the SOFR (secured overnight financing rate) plus 0.88 percent. For the three and nine month periods ending September 30, 2026, the interest rate was 4.56 percent and 4.54 percent, respectively.
In July 2026, the Company entered into two loan agreements in China for 400 million RMB ($59.6 million at September 30, 2026) and 100 million RMB ($14.9 million at September 30, 2026), respectively. The loans mature in June 2027, and the terms of the agreements outline a balloon payment at maturity for each loan. The interest rate on the loans is variable based on the LPR (loan prime rate) minus 0.89 percent. For the three month period ending September 30, 2026, the interest rate for the loans was 2.11 percent. These loans have been classified as long term debt on the accompanying Condensed Consolidated Balance Sheets based on the Company's intent and ability to refinance the loans on a long-term basis. The Company maintains a revolving credit agreement with a maturity extending beyond twelve months from the balance sheet date and sufficient borrowing capacity to replace the loans with a long-term financing facility.
8. Earnings per Share of Common Stock
The numerator for the calculation of basic and diluted earnings per share is net earnings. The following table sets forth the computation of basic and diluted weighted-average shares used in the earnings per share calculations:

8. Earnings per Share of Common Stock (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Denominator for basic earnings per share - weighted average shares	135,363,668	139,953,331	136,923,962	141,707,680
Effect of dilutive stock options and share units	734,055	941,557	774,084	874,905
Denominator for diluted earnings per share	136,097,723	140,894,888	137,698,046	142,582,585
9. Share-Based Compensation
The Company adopted the A. O. Smith Combined Incentive Compensation Plan (the Incentive Plan) effective January 1, 2007, and the Incentive Plan was most recently reapproved by stockholders on April 15, 2020. The Incentive Plan is a continuation of the A. O. Smith Combined Executive Incentive Compensation Plan which was originally approved by stockholders in 2002. The number of shares available for granting of share-based compensation at September 30, 2026 was 1,879,392. Upon vesting or exercise of share-based compensation, shares are issued from treasury stock.
Share Units
Participants in the Incentive Plan may be awarded share units. Share units vest three years after the date of grant. The Company granted 231,374 and 245,168 share units under the Incentive Plan in the nine months ended September 30, 2026 and 2025, respectively.
The share units were valued at $17.5 million and $16.1 million at the date of issuance in 2026 and 2025, respectively, based on the price of the Company’s Common Stock at the date of grant. The share units are recognized as compensation expense ratably over the three-year vesting period. Included in share unit expense in the nine months ended September 30, 2026 and 2025 was expense associated with accelerated vesting of share unit awards for certain employees who are retirement eligible or will become retirement eligible during the vesting period. Share-based compensation expense attributable to share units of $2.6 million and $2.1 million was recognized in the three months ended September 30, 2026 and 2025, respectively. Share-based compensation expense attributable to share units of $10.3 million and $9.4 million was recognized in the nine months ended September 30, 2026 and 2025, respectively. Certain non-U.S.-based employees receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.
A summary of share unit activity under the Incentive Plan is as follows for the nine months ended September 30, 2026:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2026	631,307	$68.92
Granted	231,374	75.72
Vested	(155,165)	67.16
Forfeited	(21,391)	74.20
Issued and unvested at September 30, 2026	686,125	71.38
Performance Stock Units
Beginning in 2023, certain executives may be awarded performance stock units under the Incentive Plan. Performance stock units vest over three years following the grant date. Performance stock units vest under a set of measurement criteria that are based upon achievement of certain sustainability targets. Potential payouts range from zero to 150% of the target awards and changes from target amounts are reflected as performance adjustments. The Company granted 32,420 and 38,150 performance stock units under the Incentive Plan in the nine months ended September 30, 2026 and 2025, respectively.
The performance stock units were valued at $2.5 million at the date of issuance in both 2026 and 2025 based on the price of the Company’s Common Stock at the date of grant. The performance stock units are recognized as compensation expense ratably over the three-year vesting period. Share-based compensation expense attributable to performance stock units of $0.9 million and $0.7 million was recognized in the three months ended September 30, 2026 and 2025, respectively. Share-based compensation expense attributable to performance stock units of $2.5 million and $1.9 million was recognized in the nine months ended September 30, 2026 and 2025, respectively. Certain non-U.S.-based executives receive the cash value of the share price at the vesting date in lieu of shares. Unvested cash-settled awards are remeasured at each reporting period.

9. Share Based Compensation (continued)
A summary of performance stock unit activity under the Incentive Plan is as follows for the nine months ended September 30, 2026:

	Number of Units	Weighted-Average Grant Date Value
Issued and unvested at January 1, 2026	109,702	$72.12
Granted	32,420	77.85
Vested	(33,107)	67.14
Forfeited	(15,681)	72.08
Performance adjustments	16,992	64.44
Issued and unvested at September 30, 2026	110,326	74.31
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

	Three Months Ended September 30, 2026
(dollars in millions)	North America	Rest of World	Total Segments	Corporate Expenses	Total
Sales from external customers	$756.8	$183.7	$940.5	$—	$940.5
Inter-segment sales	4.8	9.1	13.9	—	13.9
	761.6	192.8	954.4	—	954.4
Elimination of Inter-segment sales	(4.8)	(9.1)	(13.9)	—	(13.9)
Net Sales	756.8	183.7	940.5	—	940.5
Cost of products sold	460.5	115.3	575.8	—	575.8
Gross profit	296.3	68.4	364.7	—	364.7
Selling, general and administrative expenses	115.3	57.6	172.9	16.6	189.5
Other expense (income), net	1.1	0.3	1.4	(0.6)	0.8
Earnings	$179.9	$10.5	$190.4	$(16.0)	$174.4
Interest expense					(7.7)
Earnings before provision for income taxes					$166.7

10. Segment Results (continued)

	Three Months Ended September 30, 2025
(dollars in millions)	North America	Rest of World	Total Segments	Corporate Expenses	Total
Sales from external customers	$737.7	$204.8	$942.5	$—	$942.5
Inter-segment sales	5.1	3.1	8.2	—	8.2
	742.8	207.9	950.7	—	950.7
Elimination of Inter-segment sales	(5.1)	(3.1)	(8.2)	—	(8.2)
Net Sales	737.7	204.8	942.5	—	942.5
Cost of products sold	447.9	130.1	578.0	—	578.0
Gross profit	289.8	74.7	364.5	—	364.5
Selling, general and administrative expenses	109.6	58.6	168.2	20.7	188.9
Other expense (income), net	0.5	0.7	1.2	(1.0)	0.2
Earnings	$179.7	$15.4	$195.1	$(19.7)	$175.4
Interest expense					(3.6)
Earnings before provision for income taxes					$171.8

	Nine Months Ended September 30, 2026
(dollars in millions)	North America	Rest of World	Total Segments	Corporate Expenses	Total
Sales from external customers	$2,322.0	$568.4	$2,890.4	$—	$2,890.4
Inter-segment sales	13.5	20.0	33.5	—	33.5
	2,335.5	588.4	2,923.9	—	2,923.9
Elimination of Inter-segment sales	(13.5)	(20.0)	(33.5)	—	(33.5)
Net Sales	2,322.0	568.4	2,890.4	—	2,890.4
Cost of products sold	1,408.2	364.0	1,772.2	—	1,772.2
Gross profit	913.8	204.4	1,118.2	—	1,118.2
Selling, general and administrative expenses	357.9	168.0	525.9	65.2	591.1
Restructuring and impairment expense	22.6	—	22.6	—	22.6
Other expense (income), net	0.8	3.3	4.1	(1.9)	2.2
Earnings	$532.5	$33.1	$565.6	$(63.3)	$502.3
Interest expense					(22.9)
Earnings before provision for income taxes					$479.4

10. Segment Results (continued)

	Nine Months Ended September 30, 2025
(dollars in millions)	North America	Rest of World	Inter-segment Elimination	Total Segments	Corporate Expenses	Total
Sales from external customers	$2,255.1	$662.6	$—	$2,917.7	$—	$2,917.7
Inter-segment sales	15.4	12.1	—	27.5	—	27.5
	2,270.5	674.7	—	2,945.2	—	2,945.2
Elimination of Inter-segment sales	(15.4)	(12.1)	—	(27.5)	—	(27.5)
Net Sales	2,255.1	662.6	—	2,917.7	—	2,917.7
Cost of products sold	1,356.9	423.8	—	1,780.7	—	1,780.7
Gross profit	898.2	238.8	—	1,137.0	—	1,137.0
Inter-segment profit	—	0.2	(0.2)	—	—	—
Selling, general and administrative expenses	335.8	176.6	—	512.4	60.4	572.8
Other (income) expense, net	(0.6)	2.0	—	1.4	(2.8)	(1.4)
Earnings	$563.0	$60.4	$(0.2)	$623.2	$(57.6)	$565.6
Interest expense						(11.1)
Earnings before provision for income taxes						$554.5
Assets, depreciation and capital expenditures by segment

Assets
(dollars in millions)	September 30, 2026	December 31, 2025
North America	$2,805.4	$2,325.7
Rest of World	529.6	547.3
Total Segments	3,335.0	2,873.0
Corporate(1)	320.0	269.8
Total	$3,655.0	$3,142.8
(1) The majority of Corporate assets consist of cash, cash equivalents, marketable securities, and deferred income taxes.

Depreciation and amortization	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
North America	$19.3	$16.5	$58.2	$47.5
Rest of World	4.4	4.8	13.3	14.2
Total Segments	23.7	21.3	71.5	61.7
Corporate	0.3	0.3	1.0	1.1
Total	$24.0	$21.6	$72.5	$62.8

Capital expenditures	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
North America	$11.8	$12.4	$29.7	$45.1
Rest of World	0.9	2.4	3.4	8.1
Total Segments	12.7	14.8	33.1	53.2
Corporate	—	—	0.1	—
Total	$12.7	$14.8	$33.2	$53.2

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
Assets (liabilities) measured at fair value on a recurring basis are as follows (dollars in millions):

Fair Value Measurement Using	Balance Sheet Location	September 30, 2026	December 31, 2025
Quoted prices in active markets for identical assets (Level 1)	Marketable Securities	$—	$18.7
Significant other observable inputs (Level 2)	Net Derivative Assets(1)	1.6	—
(1) See Note 12 for additional details regarding the classifications of the derivative contracts.
Items measured at fair value were comprised of the Company’s marketable securities (Level 1) and derivative instruments (Level 2). There were no changes in the Company's valuation techniques used to measure fair values on a recurring basis during the nine months ended September 30, 2026.
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
The majority of the amounts in accumulated other comprehensive loss for cash flow hedges are expected to be reclassified into earnings within one year. The combined fair value of the foreign currency forward contracts was an asset balance of $1.8 million as of September 30, 2026 and $1.0 million as of December 31, 2025, respectively, which was recorded in Other current assets within the condensed consolidated balance sheet.

12. Derivative Instruments (continued)
The following table summarizes, by currency, the contractual amounts of the Company’s foreign currency forward contracts as of the dates indicated that were designated as cash flow hedges:

(dollars in millions)	September 30, 2026		December 31, 2025
	Buy	Sell	Buy	Sell
Canadian dollar	$—	$86.0	$—	$57.8
Euro	9.7	—	16.8	—
Mexican peso	24.6	—	18.7	—
Total	$34.3	$86.0	$35.5	$57.8
Interest Rate Swaps
The Company is exposed to interest rate risk as a result of its floating rate borrowings. The Company entered into a forward interest rate swap agreement with an independent counterparty to hedge the variability in cash flows due to changes in the Secured Overnight Financing Rate (SOFR) benchmark interest rate associated with variable rate borrowings. The interest rate swap at September 30, 2026 has a maturity date of September 30, 2029 and effectively converts the Company’s variable interest rate obligation to a fixed interest rate obligation. The interest rate swap had an aggregate notional amount of 3.6 billion rupees (approximately $37.1 million) and 4.2 billion rupees (approximately $46.6 million) as of September 30, 2026 and December 31, 2025, respectively. The aggregate effective interest rate of the swap as of September 30, 2026 was 8.25%.
The fair value of the interest rate swap contract was a liability balance of $0.2 million and $1.0 million as of September 30, 2026 and December 31, 2025, respectively, which was recorded in Accrued liabilities within the condensed consolidated balance sheet.
The effect of cash flow hedges on the condensed consolidated statement of earnings:
Three Months Ended September 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivatives		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings
	2026	2025		2026	2025
Foreign currency contracts	$0.5	$2.0	Cost of products sold	$1.2	$0.7
Interest rate swap	0.3	0.2	Interest expense	(0.1)	(0.2)
	$0.8	$2.2		$1.1	$0.5
Nine Months Ended September 30 (dollars in millions):

Derivatives in ASC 815 cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive loss on derivatives		Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings
	2026	2025		2026	2025
Foreign currency contracts	$2.8	$3.6	Cost of products sold	$2.6	$0.6
Interest rate swap	0.8	(0.6)	Interest expense	(0.4)	(0.3)
	$3.6	$3.0		$2.2	$0.3

12. Derivative Instruments (continued)
Net Investment Hedges
The Company uses foreign currency denominated intercompany debt and third-party foreign currency forward contracts to hedge the exposure to a portion of the Company’s net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For the derivative instruments that are designated and qualify as net investment hedges, gains and losses are reported in other comprehensive loss where they offset gains and losses recorded on the Company’s net investments in its non-U.S. subsidiaries. These hedges are determined to be effective. The Company recognized $2.8 million and $1.3 million of after-tax losses associated with hedges of net investments in non-U.S. subsidiaries in currency translation adjustment in other comprehensive loss in the three months ended September 30, 2026 and September 30, 2025, respectively. The Company recognized $8.9 million and $5.1 million of after-tax losses associated with hedges of net investments in non-U.S. subsidiaries in currency translation adjustment in other comprehensive loss in the nine months ended September 30, 2026 and September 30, 2025, respectively.
The contractual amount of the Company’s foreign currency denominated intercompany debt that is designated as a net investment hedge was ¥1.5 billion RMB, approximately $217.7 million and $208.8 million, as of September 30, 2026 and December 31, 2025, respectively. The fair value of the net investment hedge was zero as of September 30, 2026 and December 31, 2025.
13. Income Taxes
The Company’s effective income tax rate for the three and nine months ended September 30, 2026 was 24.2 percent and 23.0 percent, respectively. The effective income tax rate for the three and nine months ended September 30, 2025 was 23.2 percent and 24.1 percent, respectively. The increase in the effective income tax rate for the three months ended September 30, 2026 compared to the effective income tax rate for the three months ended September 30, 2025 was primarily due to unfavorable geographical earnings mix. The decrease in the effective income tax rate for the nine months ended September 30, 2026 compared to the effective income tax rate for the nine months ended September 30, 2025 was primarily due to a discrete tax benefit recognized related to U.S. cross border tax elections.
As of September 30, 2026, the Company had $13.0 million of unrecognized tax benefits of which $4.9 million would affect its effective income tax rate if recognized. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company’s U.S. federal income tax returns and its U.S. state and local income tax returns are subject to audit for the years 2022-2026 and 2010-2026, respectively. The Company is subject to examinations in foreign tax jurisdictions for the years 2020-2026.
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
The Company maintained a commercial relationship with a supply-chain service provider (the Provider) in connection with the Company’s business in China. In this capacity, the Provider offered order-entry, warehousing and logistics support. The Provider also offered asset-backed financing to certain of the Company’s distributors in China to facilitate their working capital needs. To facilitate its financing support business, the Provider had collateralized lending facilities in place with multiple Chinese banks under which the Company has agreed to repurchase inventory if both requested by the banks and certain defined conditions are met, primarily related to the aging of the distributors’ notes. As of December 31, 2025, the Company terminated the arrangement with the Provider. All existing loans have been paid off as of September 30, 2026, with no new loans offered. The Provider is required to indemnify the Company for any losses the Company would incur in the event of an inventory repurchase under these arrangements. Potential losses under the repurchase arrangements represent the difference between the repurchase price and net proceeds from the resale of the product plus costs incurred in the process, less related distributor rebates. The Company’s reserves for estimated losses under these repurchase arrangements were immaterial as of September 30, 2026 and December 31, 2025.

15. Changes in Accumulated Other Comprehensive Loss by Component
Changes to accumulated other comprehensive loss by component are as follows:

(dollars in millions)	Three Months Ended September 30,
	2026	2025
Cumulative foreign currency translation
Balance at beginning of period	$(98.4)	$(89.1)
Other comprehensive (loss) gain before reclassifications	(0.2)	(5.8)
Balance at end of period	(98.6)	(94.9)
Unrealized net (loss) gain on cash flow derivatives
Balance at beginning of period	1.3	(0.9)
Other comprehensive gains before reclassifications	0.7	1.7
Realized (gains) losses on derivatives (net of income tax provision (benefit) of $0.3 and $0.1 in 2026 and 2025, respectively)	(0.8)	(0.3)
Balance at end of period	1.2	0.5
Pension liability
Balance at beginning of period	(7.1)	(5.9)
Amounts reclassified from accumulated other comprehensive loss:	0.1	—
Balance at end of period	(7.0)	(5.9)
Accumulated other comprehensive loss, end of period	$(104.4)	$(100.3)

(dollars in millions)	Nine Months Ended September 30,
	2026	2025
Cumulative foreign currency translation
Balance at beginning of period	$(91.2)	$(104.3)
Other comprehensive (loss) gain before reclassifications	(7.4)	9.4
Balance at end of period	(98.6)	(94.9)
Unrealized net (loss) gain on cash flow derivatives
Balance at beginning of period	(0.2)	(1.5)
Other comprehensive gains before reclassifications	2.9	2.1
Realized (gains) losses on derivatives (net of income tax provision (benefit) of $0.6 and $0.1 in 2026 and 2025, respectively)	(1.5)	(0.1)
Balance at end of period	1.2	0.5
Pension liability
Balance at beginning of period	(7.2)	(6.1)
Amounts reclassified from accumulated other comprehensive loss:	0.2	0.2
Balance at end of period	(7.0)	(5.9)
Accumulated other comprehensive loss, end of period	$(104.4)	$(100.3)
16. Subsequent Event
In 2025, the Company initiated an assessment of strategic opportunities for its China business, including strategic partnerships and other alternatives. On October 27, 2026, the Company entered into definitive agreements to sell an 81% interest in its China business to CPE. The transaction values the China business at approximately $400 million. The Company will retain a 19% interest and continue to participate in its future growth through a long-term brand licensing agreement. Upon closing of the transaction, the Company will deconsolidate the China business and expects to account for its retained ownership interest under the equity method. The transaction is expected to close in the first half of 2027, upon satisfaction of regulatory approvals and other customary closing conditions. The sale represents a strategic shift in the Company’s portfolio and the Company expects to classify the China business as held for sale and report it as discontinued operations beginning in the fourth quarter of 2026, with prior periods to be recast accordingly. The Company will also review its segment reporting structure during the fourth quarter of 2026.

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
In our North America segment, sales increased three percent in the third quarter of 2026 compared to the third quarter last year. This increase was driven by the incremental sales from the 2026 acquisition of Leonard Valve, a 13 percent increase in boiler sales, and the benefits of pricing actions, which were partially offset by a one percent decline in water heater sales. In our Rest of World segment, sales decreased seven percent in the third quarter of 2026 compared to the third quarter last year. This decrease was due to lower sales in China, which was partially offset by favorable foreign currency translation impact primarily related to China. In local currency, China sales decreased 17 percent due to continued weak consumer demand, as well as disruption to the business related to the recently concluded strategic assessment.
Recent Developments and Trends
Strategic China Assessment
On October 27, 2026, we announced that we have entered into definitive agreements with CPE, a leading alternative asset manager, to sell an 81% interest in our China business. This concludes our China strategic assessment that was initiated in July 2025. We will continue to participate in its future growth by retaining a 19% interest and through a long-term brand licensing agreement. The transaction values the China business at approximately $400 million on a cash-free, debt-free basis, before taking into account the long-term brand licensing royalty stream. The transaction is expected to close in the first half of 2027, upon satisfaction of regulatory approvals and other customary closing conditions. We intend to prioritize share repurchases as a use of the after-tax proceeds and repatriated cash following the closing of the transaction. The sale represents a strategic shift in our portfolio and we expect to classify the China business as held for sale and report it as discontinued operations beginning in the fourth quarter of 2026, with prior periods to be recast accordingly. We will also review our segment reporting structure during the fourth quarter of 2026.
Acquisitions
Consistent with our stated strategic priorities, we continue to seek acquisitions that enable growth, expand our core business, and establish adjacencies. In January 2026, we acquired LVC Holdco LLC (Leonard Valve) for $469.5 million which was funded with cash borrowed under a new term loan with a group of eight banks. Leonard Valve is a leading manufacturer of water temperature and flow solutions and we believe it represents a compelling strategic fit as we enter into the water management market. Leonard Valve contributed $14.8 million and $46.6 million to net sales in the third quarter and first nine months of 2026, respectively. In the first quarter of 2026, we recognized $6 million of acquisition-related transaction expenses.
Economic, Market, and Regulatory Conditions
The Department of Energy announced in early 2026 an up-to-one-year enforcement delay of the October 2026 regulatory change related to energy efficiency requirements on commercial gas products. As a result, we expect commercial industry water heater volume to shift from an increase of one percent to flat for 2026. Steel and freight costs, two of our largest cost categories, are expected to each increase by double digits for the full year, with second-half increases in freight costs well above the full-year rate. The impact of International Emergency Economic Powers Act (IEEPA) tariff refunds partially offset the unfavorability of these higher input costs during the third quarter. In response to these higher input costs, in October 2026, we announced price increases on our water heater products in North America of up to nine and a half percent that is expected to go into effect in December 2026. This is in addition to the previously announced price increases in April 2026 of four to seven percent on most of our water heater and boiler products in North America that went into effect at the end of the second quarter.
Restructuring
Consistent with our stated strategic priorities, we announced in April 2026 a restructuring plan in our North America water treatment business designed to increase operational efficiency and accelerate growth through footprint optimization as well as brand rationalization. In the second quarter, we recognized a restructuring charge of $22.6 million, the majority of which was due to non-cash impairment expenses. Annual savings are projected to be approximately $6 million to $8 million, with approximately $1 million expected to be realized in the second half of 2026. In October 2026, we ceased manufacturing water treatment products at our Groveport, Ohio facility and transferred production to our Appleton, Wisconsin and Haltom City, Texas facilities.

Results of Operations

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$940.5	$942.5	$2,890.4	$2,917.7
Cost of products sold	575.8	578.0	1,772.2	1,780.7
Gross profit	364.7	364.5	1,118.2	1,137.0
Gross profit margin %	38.8%	38.7%	38.7%	39.0%
Selling, general and administrative expenses	189.5	188.9	591.1	572.8
Restructuring and impairment expenses	—	—	22.6	—
Interest expense	7.7	3.6	22.9	11.1
Other expense (income), net	0.8	0.2	2.2	(1.4)
Earnings before provision for income taxes	166.7	171.8	479.4	554.5
Provision for income taxes	40.4	39.8	110.2	133.7
Net Earnings	$126.3	$132.0	$369.2	$420.8
Our net sales in the third quarter of 2026 were $940.5 million and were slightly lower than the third quarter of 2025 net sales of $942.5 million. Net sales in the first nine months of 2026 were $2,890.4 million and lower than net sales of $2,917.7 million in the first nine months of 2025. Our net sales decrease in the third quarter and first nine months of 2026 was primarily driven by lower net sales in China due to continued weak consumer demand and lower residential water heater volumes, partially offset by the sales contribution in our North America business from the acquisition of Leonard Valve, higher boiler volumes, and the benefits of our pricing actions.
Our gross profit margin in the third quarter of 2026 was 38.8 percent compared to 38.7 percent in the third quarter of 2025. Gross profit margin in the first nine months of 2026 was 38.7 percent compared to 39.0 percent in the first nine months of 2025. The decrease in gross profit margin for first nine months of 2026 compared to the prior year period was primarily due to lower net sales volumes and higher material costs, partially offset by pricing actions and IEEPA tariff refunds.
Selling, general, and administrative (SG&A) expenses in the third quarter of 2026 were essentially flat compared to the third quarter of 2025. SG&A expenses increased $18.3 million in the first nine months of 2026 compared to the prior year period. The increase in the first nine months of 2026 compared to the prior year period was primarily due to higher employee costs, amortization expense and transaction costs related to the acquisition of Leonard Valve and consulting costs.
Restructuring and impairment expense in the nine months ended September 30, 2026 was $22.6 million, and was associated with a restructuring plan designed to increase operational efficiency and accelerate growth through footprint optimization and brand rationalization. The expense was related to our water treatment business and recorded in the North America segment.
Interest expense in the third quarter of 2026 was $7.7 million compared to $3.6 million in the same period last year. Interest expense in the first nine months of 2026 was $22.9 million compared to $11.1 million in the same period last year. The increase in interest expense in the third quarter and first nine months of 2026 was primarily due to higher debt levels as a result of the Leonard Valve acquisition.
Other expense (income), net for the third quarter of 2026 was expense of $0.8 million compared to $0.2 million for the third quarter of 2025. Other expense (income), net for the first nine months of 2026 was expense of $2.2 million, compared to income of $1.4 million for the first nine months of 2025. The change in Other expense (income), net in the third quarter of 2026 was primarily due to higher foreign currency translation losses. The change in Other expense (income), net in the first nine months of 2026 was primarily due to higher foreign currency translation losses and lower interest income.
Our effective income tax rate for the three and nine months ended September 30, 2026 was 24.2 percent and 23.0 percent, respectively. The effective income tax rate for the three and nine months ended September 30, 2025 was 23.2 percent and 24.1 percent, respectively. The increase in the effective income tax rate for the three months ended September 30, 2026 compared to the effective income tax rate for the three months ended September 30, 2025 was primarily due to unfavorable geographical earnings mix. The decrease in the effective income tax rate for the nine months ended September 30, 2026 compared to the effective income tax rate for the nine months ended September 30, 2025 was primarily due to a discrete tax benefit recognized in the 2026 period related to U.S. cross border tax elections.

We are providing non-U.S. Generally Accepted Accounting Principles (GAAP) measures (adjusted earnings, adjusted earnings per share (EPS), total segment earnings, adjusted segment earnings, and adjusted segment margin) that exclude the impact of restructuring and impairment expenses, as well as organic growth (decline) that excludes the impact of acquisitions and divestitures and foreign exchange from year-over-year comparisons. Reconciliations from GAAP measures to non-GAAP measures are provided in the Non-GAAP Measures section below. We believe that the measures of adjusted earnings, adjusted EPS, total segment earnings, organic growth (decline), adjusted segment earnings, and adjusted segment margin provide useful information to investors about our performance and allow management and our investors to better understand our performance between periods without regard to items that we do not consider to be a component of our core operating performance or recurring in nature.
North America Segment

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Sales	$761.6	$742.8	$2,335.5	$2,270.5
Segment Earnings	179.9	179.7	532.5	563.0
Segment margin	23.6%	24.2%	22.8%	24.8%
Net sales in our North America segment were $761.6 million in the third quarter of 2026, an increase of $18.8 million from $742.8 million in the third quarter of 2025. Net sales in the first nine months of 2026 were $2,335.5 million, or $65.0 million higher than net sales of $2,270.5 million in the same period last year. Compared to the prior year quarter, our net sales increase was primarily driven by the benefits of the incremental net sales of approximately $14.8 million from the 2026 acquisition of Leonard Valve, and increased boiler volumes partially offset by lower residential water heater volumes. Our net sales increase in the first nine months compared to the prior year period was primarily driven by the benefits of pricing actions, incremental net sales of approximately $46.6 million from the 2026 acquisition of Leonard Valve, and increased boiler volumes largely offset by lower residential water heater volumes.
North America segment earnings were $179.9 million in the third quarter of 2026, relatively flat to the segment earnings of $179.7 million in the third quarter of 2025. North America segment earnings were $532.5 million in the first nine months of 2026, or $30.5 million lower than segment earnings of $563.0 million in the first nine months of 2025. Segment margins were 23.6 percent and 24.2 percent in the third quarter of 2026 and 2025, respectively. Segment margins were 22.8 percent and 24.8 percent in the first nine months of 2026 and 2025, respectively. Adjusted segment earnings were $555.1 million for the first nine months of 2026, with an adjusted segment margin of 23.8%. These adjusted results exclude the $22.6 million of pretax restructuring and impairment charges as outlined above. Lower segment margin in the third quarter of 2026 was driven by lower residential water heater volumes and higher material and input costs, including steel and freight costs, that more than offset benefits of higher boiler volumes and IEEPA tariff refunds. Lower segment earnings and segment margin in the first nine months of 2026 were primarily driven by the restructuring and impairment charges, increased material and input costs, including steel and freight costs, and lower residential water heater volumes that more than offset the benefits of 2025 pricing actions, IEEPA tariff refunds, and the earnings contribution from Leonard Valve.

Rest of World Segment

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Sales	$192.8	$207.9	$588.4	$674.7
Segment Earnings	10.5	15.4	33.1	60.4
Segment margin	5.4%	7.4%	5.6%	9.0%
Net sales in the Rest of World segment were $192.8 million in the third quarter of 2026, a decrease of $15.1 million from $207.9 million in the third quarter of 2025. Net sales in the first nine months of 2026 were $588.4 million, or $86.3 million lower than net sales of $674.7 million in the same period last year. The decrease in net sales in the third quarter of 2026 compared to the same period in 2025 was primarily due to lower net sales in China due to continued weak consumer demand and disruption related to the recently concluded strategic assessment that more than offset the favorable foreign currency translation impact of approximately $5 million resulting from the appreciation of foreign currencies compared to the U.S. dollar. The decrease in net sales in the first nine months of 2026 compared to same period in 2025 was primarily due to lower net sales in China that more than offset the favorable foreign currency translation impact of approximately $19 million resulting from the appreciation of foreign currencies compared to the U.S. dollar.
Rest of World segment earnings were $10.5 million in the third quarter of 2026, or $4.9 million lower compared to $15.4 million in the third quarter of 2025. Segment earnings in the first nine months of 2026 were $33.1 million, a decrease of $27.3 million compared to segment earnings of $60.4 million in the same period last year. Segment margins were 5.4 percent and 7.4 percent in the third quarter of 2026 and 2025, respectively. Segment margins were 5.6 percent and 9.0 percent in the first nine months of 2026 and 2025, respectively. The lower segment earnings and segment margin in the third quarter and first nine months of 2026 compared to the prior periods were primarily driven by lower net sales in China due to continued weak consumer demand and the negative impact of the recently concluded strategic assessment, partially offset by tight spending controls in China.
Liquidity & Capital Resources
Our working capital was $549.0 million at September 30, 2026, compared with $429.0 million at December 31, 2025. The increase in working capital was driven by higher cash, accounts receivable and inventory balances. As of September 30, 2026, cash balances were positively impacted by changes in foreign currency of $2.4 million during 2026. Cash and cash equivalents used to fund our operations are primarily generated through operating activities and our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We use a global cash pooling arrangement, intercompany borrowing, and some local credit lines to meet funding needs and allocate capital resources among various entities. We have historically made and anticipate future cash repatriations from certain foreign subsidiaries. In the first nine months of 2026, we repatriated approximately $96 million of cash from our foreign subsidiaries and used the proceeds to pay down outstanding debt balances.

(dollars in millions)	Nine Months Ended September 30,
	2026	2025
Cash provided by operating activities	$429.4	$433.7
Cash used in investing activities	(484.0)	(36.7)
Cash provided by (used in) financing activities	112.2	(486.6)
Cash provided by operations in the first nine months of 2026 was $429.4 million, a decrease of $4.3 million from $433.7 million in the first nine months of 2025, primarily due to lower earnings that more than offset benefits of working capital management and higher non-cash expense adjustments. Our free cash flow in the first nine months of 2026 and 2025 was $396.2 million and $380.5 million, respectively. Free cash flow is a non-GAAP measure described in more detail in the Non-GAAP Measures section below.
Capital expenditures totaled $33.2 million in the first nine months of 2026 compared with $53.2 million in the same period last year.

In 2024, we renewed and amended our $500 million revolving credit facility ("facility") which now expires on August 23, 2029. The facility is with a group of nine banks and has an accordion provision that allows it to be increased up to $1 billion if certain conditions (including lender approval) are satisfied. Borrowing rates under the facility are determined by our leverage ratio. The facility requires us to maintain two financial covenants, a leverage ratio test and an interest coverage test, and we were in compliance with the covenants as of September 30, 2026, and expect to be in compliance for the foreseeable future. The facility backs up commercial paper and credit line borrowings. At September 30, 2026, we had no borrowings outstanding under the facility and an available borrowing capacity of $500.0 million. We believe the combination of available borrowing capacity and operating cash flows will provide sufficient funds to finance our existing operations for the foreseeable future.
In the first quarter of 2026, we completed the acquisition of Leonard Valve for $469.5 million. The acquisition was funded under a new three-year, $470 million term loan with a group of eight banks. The Company borrowed the full available amount and used the proceeds to finance the purchase. In July 2026, the Company entered into two loan agreements in China and borrowed the full amounts of 400 million RMB ($59.6 million at September 30, 2026) and 100 million RMB ($14.9 million at September 30, 2026), respectively. Our leverage, as measured by the ratio of total debt to total capitalization, was 27.0 percent at September 30, 2026, compared with 7.7 percent at December 31, 2025. Our total debt increased by $518.1 million in the first nine months of 2026.
In the first quarter of 2026, our Board of Directors approved adding 5,000,000 shares of common stock to the existing discretionary share repurchase authority. Under the share repurchase program, common stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. During the third quarter of 2026, we repurchased 1,598,303 shares at an average price of $61.44 per share and at a total cost of $98.2 million. As of September 30, 2026, there were 1,604,001 shares remaining on the existing repurchase authorization.
On October 12, 2026, our Board of Directors declared a regular quarterly cash dividend of $0.38 per share on our Common Stock and Class A common stock. The dividend is payable on November 16, 2026, to shareholders of record on October 30, 2026.

Non-GAAP Financial Information
We are providing non-U.S. Generally Accepted Accounting Principles (GAAP) measures (adjusted earnings, adjusted earnings per share (EPS), total segment earnings, adjusted segment earnings, and adjusted segment margin) that exclude the impact of restructuring and impairment expenses. We believe that the measure of adjusted earnings, adjusted EPS, total segment earnings, adjusted segment earnings, and adjusted segment margin provide useful information to investors about our performance and allow management and our investors to better understand our performance between periods without regard to items that we do not consider to be a component of our core operating performance or recurring in nature.
Organic sales growth (decline) is a non-GAAP financial measure of sales growth (decline) excluding the effects of acquisitions and divestitures and foreign exchange from year-over-year comparisons. We believe this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth (decline) on a consistent basis.
Free cash flow is a non-GAAP measure calculated as cash provided by operations less capital expenditures. We believe that free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements.
Reconciliations from GAAP measures to non-GAAP measures are provided below.
A. O. SMITH CORPORATION
Adjusted Earnings and Adjusted Earnings Per Share
(dollars in millions, except per share data)
(unaudited)
The following is a reconciliation of net earnings and diluted earnings per share to adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Earnings (GAAP)	$126.3	$132.0	$369.2	$420.8
Restructuring and impairment expenses, before tax	—	—	22.6	—
Tax effect on above items	—	—	(5.5)	—
Adjusted Earnings (non-GAAP)	$126.3	$132.0	$386.3	$420.8

Diluted Earnings Per Share (GAAP)(1)	$0.93	$0.94	$2.68	$2.95
Restructuring and impairment expenses, per diluted share, before tax	—	—	0.16	—
Tax effect on above items per diluted share	—	—	(0.04)	—
Adjusted Earnings Per Share (non-GAAP)(1)	$0.93	$0.94	$2.80	$2.95
(1) Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding.

A. O. SMITH CORPORATION
Sales Growth (Decline)
(unaudited)
The following table provides the components of net sales growth (decline):

	Three Months Ended September 30, 2026
	North America	Rest of World	Total
Sales Growth (Decline)	3%	(7)%	—%
Acquisition Impact(1)	2%	—	2%
Foreign Exchange Impact	—	2%	—%
Organic Sales Growth (Decline) (non-GAAP)	1%	(9)%	(2)%

	Nine Months Ended September 30, 2026
	North America	Rest of World	Total
Sales Growth (Decline)	3%	(13)%	(1)%
Acquisition Impact(1)	2%	—	2%
Foreign Exchange Impact	—	3%	—%
Organic Sales Growth (Decline) (non-GAAP)	1%	(16)%	(3)%
(1) The acquisition effect includes the net sales impact of the Leonard Valve acquisition in 2026.

A. O. SMITH CORPORATION
Total Segment Earnings, Adjusted Segment Earnings, and Adjusted Segment Margin
(dollars in millions)
(unaudited)
The following is a reconciliation of reported earnings before provision for income taxes to total segment earnings (non-GAAP), adjusted segment earnings (non-GAAP), and adjusted segment margin (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings Before Provision for Income Taxes (GAAP)	$166.7	$171.8	$479.4	$554.5
Add: Corporate expense	16.0	19.7	63.3	57.6
Add: Interest expense	7.7	3.6	22.9	11.1
Total Segment Earnings (non-GAAP)	$190.4	$195.1	$565.6	$623.2

North America(1)	$179.9	$179.7	$532.5	$563.0
Rest of World	10.5	15.4	33.1	60.4
Inter-segment earnings elimination	—	—	—	(0.2)
Total Segment Earnings (non-GAAP)	$190.4	$195.1	$565.6	$623.2

Additional Information
(1)North America Segment Earnings	$179.9	$179.7	$532.5	$563.0
Restructuring and impairment expenses, before tax	—	—	22.6	—
Adjusted North America Segment Earnings (non-GAAP)	$179.9	$179.7	$555.1	$563.0

Net Sales: North America	$761.6	$742.8	$2,335.5	$2,270.5
Adjusted North America Segment Margin (non-GAAP)	23.6%	24.2%	23.8%	24.8%

A. O. SMITH CORPORATION
Free Cash Flow
(dollars in millions)
(unaudited)

The following is a reconciliation of reported cash flow from operating activities to free cash flow (non-GAAP):

	Nine Months Ended September 30,
	2026	2025
Cash provided by operating activities (GAAP)	$429.4	$433.7
Less: Capital expenditures	(33.2)	(53.2)
Free cash flow (non-GAAP)	$396.2	$380.5

Critical Accounting Policies
Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which requires the use of estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The critical accounting policies that we believe could have the most significant effect on our reported results or require complex judgment by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2025. We believe that at September 30, 2026, there was no material change to this information.
Recent Accounting Pronouncements
Refer to Recent Accounting Pronouncements in Note 1 – Basis of Presentation in the notes to our condensed consolidated financial statements included in Part 1 Financial Information.
Forward Looking Statements
This filing contains statements that the Company believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “continue,” “guidance,” “outlook,” “confident” or words of similar meaning. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this filing. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following: further softening in U.S. residential and commercial water heater demand; further weakening in North American residential or commercial construction or instability in the Company’s replacement markets; the timing and effects of the China business transaction, including the possibility that the parties will fail to obtain necessary regulatory approvals or to satisfy any of the other conditions to the transaction; potential negative effects relating to the announcement of the China business transaction; failure to realize the expected benefits of the China business transaction; failure to realize the expected benefits of acquisitions or expected synergies; difficulties in predicting results of operations of an acquired business; negative impact to the Company’s businesses from international tariffs, including any new or increased tariffs that could also trigger retaliatory responses from other countries, as well as trade disputes and geopolitical differences, including the conflicts in Ukraine and the Middle East; negative impacts to the Company, particularly the demand for its products, resulting from global inflationary pressures or a potential recession in one or more of the markets in which the Company participates; the Company’s ability to continue to obtain commodities, components, parts and accessories on a timely basis through its supply chain and at expected costs, including the recent volatility in fuel and other material prices; inability of the Company to implement or maintain pricing actions; inconsistent recovery of the Chinese economy or a further decline in the growth rate of consumer spending or housing sales in China; the availability, timing or effects of China stimulus programs; the failure to realize the expected benefits of restructuring actions; further weakening in the high-efficiency gas boiler segment in the U.S.; substantial defaults in payment by, material reduction in purchases by or the loss, bankruptcy or insolvency of a major customer; foreign currency fluctuations; failure to realize the expected benefits, timing and extent of regulatory changes; competitive pressures on the Company’s businesses, including new technologies and new competitors; the impact of potential information technology or data security breaches; negative impact of changes in government regulations or regulatory requirements; the inability to respond to secular trends toward decarbonization and energy efficiency; and adverse developments in general economic, political and business conditions in key regions of the world. A more detailed description of these risks is contained under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Forward-looking statements included in this filing are made only as of the date of this filing, and the Company is under no obligation to update these statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributed to the Company, or persons acting on its behalf, are qualified entirely by these cautionary statements.
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

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon this evaluation of these disclosure controls and procedures, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of September 30, 2026 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS
There have been no material changes in the legal and environmental matters discussed in Part 1, Item 3 and Note 15 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the first quarter of 2026, our Board of Directors approved adding 5,000,000 shares of common stock to the existing discretionary share repurchase authority. Under the share repurchase program, the Common Stock may be purchased through a combination of Rule 10b5-1 automatic trading plan and discretionary purchases in accordance with applicable securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, as well as working capital requirements, general business conditions and other factors, including alternative investment opportunities. The stock repurchase authorization remains effective until terminated by our Board of Directors which may occur at any time, subject to the parameters of any Rule 10b5-1 automatic trading plan that we may then have in effect. In the third quarter of 2026, we repurchased 1,598,303 shares at an average price of $61.44 per share and at a total cost of $98.2 million. As of September 30, 2026, there were 1,604,001 shares remaining on the existing repurchase authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 1 - July 31, 2026	302,650	$60.69	302,650	2,899,654
August 1 - August 31, 2026	995,335	62.64	995,335	1,904,319
September 1 - September 30, 2026	300,318	58.19	300,318	1,604,001
Total	1,598,303		1,598,303
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.
ITEM 5 - OTHER INFORMATION
(c) During the three months ended September 30, 2026, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6 - EXHIBITS
Refer to the Exhibit Index on page 30 of this report.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from A. O. Smith Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2026 and 2025, (ii) the Condensed Consolidated Statements of Comprehensive Earnings for the three and nine months ended September 30, 2026 and 2025, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2026, and December 31, 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025, (vi) the Notes to Condensed Consolidated Financial Statements, (vii) the information included in Part II, Item 5(c). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. O. SMITH CORPORATION

October 29, 2026	/s/ Benjamin A. Otchere
Benjamin A. Otchere
Chief Accounting Officer

/s/ Carrie L. Anderson
Carrie L. Anderson
Executive Vice President and Chief Financial Officer